Form 10-Q
period 1998-03-31
OMEGA PROTEIN CORP
filed 1998-05-15
CIK 1053650

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             _____________________


                                   FORM 10-Q

[x]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998


                                       OR


[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                For the transition period from ______ to ______


                       COMMISSION FILE NUMBER: 001-14003

                           OMEGA PROTEIN CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


       STATE OF NEVADA                             76-0562134
(STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)



    1717 ST. JAMES PLACE, SUITE 550
           HOUSTON, TEXAS                                 77056
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 623-0060
                               _________________


       INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

YES    NO X
   ---   ---

       NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $0.01 PER SHARE, ON MAY 15, 1998: 24,276,000

                           OMEGA PROTEIN CORPORATION
                               TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     Condensed Consolidated Balance Sheet as of March 31, 1998 and
       September 30, 1997 (unaudited with respect to March 31, 1998).......    3
     Unaudited Condensed Consolidated Statement of Operations for the
        three months and six months ended March 31, 1998 and 1997..........    4
     Unaudited Condensed Consolidated Statement of Cash Flows for the
       six months ended March 31, 1998 and 1997............................    5
     Notes to Unaudited Condensed Consolidated Financial Statements........    6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATION..............................................   12

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS..................................................   19

ITEM 2. CHANGES IN SECURITIES..............................................   19

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY INVESTORS..............   20

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...................................   20

SIGNATURES.................................................................   21

EXHIBIT INDEX..............................................................   22

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND NOTES

                           OMEGA PROTEIN CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEET
                  (Unaudited with respect to March 31, 1998)

                                                                                MARCH 31,           SEPTEMBER 30,
                                                                                   1998                 1997
                                                                                   ----                 ----
                                                                                         (In thousands,
                                                                                       except for shares)

                               ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                     $  14,727            $    5,504
  Receivables, net                                                                 10,790                 9,936
  Inventories                                                                      33,709                38,448
  Prepaid expenses and other current assets                                         1,091                   746
                                                                                ---------            ----------
    Total current assets                                                           60,317                54,634
                                                                                ---------            ----------
OTHER ASSETS                                                                        5,682                 4,917
                                                                                ---------            ----------
PROPERTY AND EQUIPMENT, NET                                                        70,253                40,889
                                                                                ---------            ----------
    Total assets                                                                $ 136,252            $  100,440
                                                                                =========            ==========
                  LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt                                          $   1,557            $    1,034
  Accounts payable                                                                  1,489                 1,622
  Accrued liabilities                                                               8,123                15,423
  Amounts due to parent -- current                                                  6,737                 5,159
                                                                                ---------            ----------
    Total current liabilities                                                      17,906                23,238
                                                                                ---------            ----------
LONG-TERM DEBT                                                                     10,891                11,294
                                                                                ---------            ----------
DEFERRED INCOME TAXES                                                               2,725                 1,180
                                                                                ---------            ----------
OTHER LIABILITIES                                                                     374                   374
                                                                                ---------            ----------
AMOUNTS DUE TO PARENT -- NONCURRENT                                                28,116                     -
                                                                                ---------            ----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY:
  Preferred stock, $0.01 par value; 10,000,000 shares
    authorized; none issued                                                             -                     -
  Common stock, $0.01 par value; 80,000,000 shares
    authorized; 19,676,000 shares issued and outstanding                              197                   197
  Capital in excess of par value                                                   43,731                43,731
  Reinvested earnings, from October 1, 1990                                        32,312                20,426
                                                                                ---------            ----------
    Total stockholder's equity                                                     76,240                64,354
                                                                                ---------            ----------
      Total liabilities and stockholder's equity                                $ 136,252            $  100,440
                                                                                =========            ==========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                           OMEGA PROTEIN CORPORATION
           UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS



                                                   THREE MONTHS ENDED              SIX MONTHS ENDED
                                                         MARCH 31,                       MARCH 31,
                                                  -----------------------       ------------------------
                                                     1998        1997            1998            1997
                                                   --------     --------        --------        --------
                                                                      (IN THOUSANDS,
                                                                EXCEPT PER SHARE AMOUNTS)
Revenues                                           $ 30,041     $ 22,964        $ 59,544        $ 48,587
Cost of Sales                                        17,460       18,256          36,734          39,062
                                                   --------     --------        --------        --------
Gross profit                                         12,581        4,708          22,810           9,525

Selling, general and administrative                   1,447        1,205           2,601           2,230
                                                   --------     --------        --------        --------
Operating income                                     11,134        3,503          20,209           7,295

Interest expense, net                                  (604)        (188)           (983)           (390)
Other expenses, net                                     (66)         (16)            (79)            (17)
                                                   --------     --------        --------        --------
Income before income taxes                           10,464        3,299          19,147           6,888

Provision for income taxes                            3,890        1,114           7,261           2,478
                                                   --------     --------        --------        --------
Net income                                         $  6,574     $  2,185        $ 11,886        $  4,410
                                                   ========     ========        ========        ========
Net income per share (basic)                       $   0.33     $   0.11        $   0.60        $   0.22
                                                   ========     ========        ========        ========
Average common shares outstanding                    19,676       19,676          19,676          19,676
                                                   ========     ========        ========        ========
Net income per share (diluted)                     $   0.33     $   0.11        $   0.60        $   0.22
                                                   ========     ========        ========        ========
Average common shares and common share
  equivalents outstanding                            19,676       19,676          19,676          19,676
                                                   ========     ========        ========        ========


                  The accompanying notes are an integral part of the condensed consolidated financial statements.

                           OMEGA PROTEIN CORPORATION
           UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                                SIX MONTHS ENDED
                                                                                                    MARCH 31,
                                                                                          ------------------------------
                                                                                             1998               1997
                                                                                          ------------      ------------
                                                                                                  (IN THOUSANDS)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
  Net income                                                                              $     11,886      $      4,410
  Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
     Gain on disposal of assets, net                                                              (164)                -
     Depreciation and amortization                                                               3,451             2,312
     Deferred taxes                                                                              1,545                 -
     Changes in assets and liabilities:
        Receivables                                                                               (854)            3,580
        Inventories                                                                              4,739             2,626
        Prepaid expenses and other current assets                                                 (345)             (214)
        Accounts payable and accrued liabilities                                                (7,433)           (7,497)
        Amounts due to parent                                                                    1,578               (71)
        Other, net                                                                                (823)             (488)
                                                                                          ------------      ------------
          Total adjustments                                                                      1,694               248
                                                                                          ------------      ------------
          Net cash provided by operating activities                                             13,580             4,658
                                                                                          ------------      ------------
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
  Proceeds from sale of assets, net                                                                941                 -
  Capital expenditures                                                                          (4,535)           (4,228)
  Acquisitions                                                                                 (28,116)                -
                                                                                          ------------      ------------
          Net cash used in investing activities                                                (31,710)           (4,228)
                                                                                          ------------      ------------
CASH FLOW PROVIDED BY (USED IN) FINANCING ACTIVITIES:

  Long term debt                                                                                     -             1,989
  Borrowings from parent--noncurrent                                                            28,116                 -
  Principal payments of debt obligations                                                          (763)             (258)
                                                                                          ------------      ------------
          Net cash provided by financing activities                                             27,353             1,731
                                                                                          ------------      ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                        9,223             2,161

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                 5,504             2,899
                                                                                          ------------      ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                $     14,727      $      5,060
                                                                                          ============      ============


                  The accompanying notes are an integral part of the condensed consolidated financial statements.


                           OMEGA PROTEIN CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  FINANCIAL STATEMENTS
    SUMMARY OF OPERATIONS AND BASIS OF PRESENTATION

     The Company produces and markets a variety of products produced from menhaden (a fish found in commercial quantities), including regular grade and value added specialty fish meals, crude and refined fish oils and fish solubles. The Company's fish meal products are used as nutritional feed additives by animal feed manufacturers and by commercial livestock and poultry farmers. The Company's crude fish oil is sold to food producers in Europe, and its refined fish oil products are used in aquaculture feeds and certain industrial applications. Fish solubles are sold as protein additives for animal feed and as organic fertilizers.

     On January 26, 1998, Marine Genetics Corporation merged into Omega Protein Corporation, a Nevada corporation wholly-owned by Zapata Corporation ("Zapata"), with Omega Protein Corporation being the surviving entity. The common control merger was accounted for at historical cost in a manner similar to that in a pooling of interests accounting. In connection with the merger, Marine Genetics Corporation's outstanding common stock was converted into Omega Protein Corporation common stock at the rate of one share for 19,676 shares of Omega Protein Corporation common stock and Omega Protein Corporation's pre-merger outstanding common stock was canceled and treated as treasury stock. As a result, the Company's capitalization is as follows: authorized capital stock of 80,000,000 shares common stock, par value $0.01 per share; 10,000,000 shares of preferred stock, par value of $0.01 per share; and outstanding shares of 19,676,000 shares of common stock.

     The condensed consolidated financial statements included herein (other than the condensed consolidated balance sheet at September 30, 1997) have been prepared by Omega Protein Corporation ("Omega" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature. The condensed consolidated balance sheet at September 30, 1997 has been derived from the audited financial statements at that date. Although Omega believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in Omega's Registration Statement on Form S-1 (Reg. No. 333-44967) filed with the Securities and Exchange Commission on January 27, 1998, as amended through and declared effective on April 2, 1998. The results of operations for the three months and six months ended March 31, 1998 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year ending September 30, 1998.

New Accounting Pronouncements

     In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), which established standards for computing and presenting earnings per share. The Company adopted the statement on October 1, 1997. Basic earnings per share was computed by dividing income by the weighted average number of common shares outstanding. Diluted earnings per share was computed by dividing income by the sum of the weighted average number of common shares outstanding and the effect of any dilutive stock options.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which is effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. It requires (a) classification of items of other comprehensive income by their nature in a financial statement, and (b) display of the accumulated balance of other comprehensive income separate from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Company will adopt the provisions of the statement in fiscal 1999. The Company anticipates that implementing the provisions of Statement 130 will not have a significant impact on the Company's existing operations.

     In June 1997, the FASB also issued Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information" ("SFAS 131"), which is effective for periods beginning after December 15, 1997. The statement need not be applied to interim financial statements in the initial year of its application. SFAS 131 establishes standards for reporting information about in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This Statement supersedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report information about major customers. The Company will adopt the provisions of the statement in fiscal 1999. The Company anticipates that implementing the provisions of Statement 131 will not have a significant impact on the Company's existing operations.

     In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits" ("SFAS 132"), which is effective for fiscal years beginning after December 15, 1997. SFAS 132 significantly changes current financial statement disclosure requirements from those that were required under SFAS 87, "Employers' Accounting for Pensions"; SFAS 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits"; and SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS 132 does not change the existing measurement or recognition provisions of FASB Statement Nos. 87, 88 or 106. It requires that additional information be disclosed regarding changes in benefit obligation and fair values of plan assets, standardizes the disclosure requirements for pensions and other postretirement benefits and presents them in one footnote, and eliminates certain disclosures that are no longer considered useful. The Company will adopt the provisions of the statement in fiscal 1999.

2.  ASSET ACQUISITIONS

      On November 3, 1997, the Company acquired the fishing and processing assets of American Protein, Inc. ("American Protein"), which operated ten steamers and a menhaden processing plant in the Chesapeake Bay area, for $14.5 million in cash (the "American Protein Acquisition"). American Protein's facilities were located in close proximity to the Company's Reedville, Virginia facility. Shortly after completing this transaction, the Company closed the American Protein processing plant and began integrating its assets into the Company's existing operations.

     On November 25, 1997, the Company purchased the fishing and processing assets of Gulf Protein, Inc. ("Gulf Protein"), which included six steamers, five spotter planes and the processing equipment located at the Gulf Protein plant near Morgan City, Louisiana, for $13.6 million in cash and the assumption of $883,000 in liabilities (the "Gulf Protein Acquisition"). The Company accounted for this acquisition as a purchase; thus, the results of operations began being included in the Company's Statement of Operations beginning November 25, 1997. In connection with the Gulf Protein Acquisition, the Company also entered into a five-year lease for the Gulf Protein plant at a $220,000 annual rental rate. The Company is currently upgrading this plant's processing capabilities so that it can manufacture specialty meals. The Company began operations at the Morgan City, Louisiana plant at the start of the 1998 fishing season.

     These acquisitions were financed by a $28.1 million intercompany loan from Zapata. The interest rate on this loan is 8.5 % and is repayable in quarterly installments beginning May 1, 1998. The loan, which matures August 1, 2002, was repaid with a portion of the proceeds from the Company's initial public offering described in Note 7 below.

3.  INVENTORIES

     Fish product inventories are stated at the lower of cost or market. Materials, parts and supplies are stated at average cost.

     The Company's fishing season runs from mid-April to the end of October in the Gulf Coast and from the beginning of May to the end of December in the Atlantic Coast. Government regulations preclude the Company from fishing during the off-seasons. During the off-seasons, the Company incurs costs (i.e., plant and vessel related labor, utilities, rent and depreciation) that are directly related to the Company's infrastructure that will be used in the upcoming fishing season. Costs that are incurred subsequent to a fish catch are deferred until the next season and are included with inventory.

     The Company's inventory cost system considers all costs, both variable and fixed, associated with an annual fish catch and its processing. The Company's costing system allocates cost to inventory quantities on a per unit basis as calculated by a formula that considers total estimated inventoriable costs for a fishing season (including off-season costs) to total estimated fish catch. The inventory is relieved at average cost as the product is sold. The Company adjusts the cost of sales, off-season costs and inventory balances at the end of each quarter based on revised estimates of total inventoriable costs and fish catch.

Inventory as of March 31, 1998 and September 30, 1997 is summarized as follows:

                                         MARCH 31, SEPTEMBER 30,
                                          1998         1997
                                         -------    -----------
                                            (IN THOUSANDS)

 Fish meal......................         $ 8,110    $19,048
 Crude fish oil.................             514     11,188
 Other fish oil.................           1,084      1,558
 Fish solubles..................             500        983
 Off-season costs...............          18,099      2,420
 Materials and supplies.........           5,433      3,353
   Other........................              71          -
                                         -------    -------
                                          33,811     38,550
   Less oil inventory reserve...            (102)      (102)
                                         -------    -------
                                        $ 33,709    $38,448
                                         =======    =======

4.  LITIGATION

  The Company is defending various claims and litigation arising from its operations. In the opinion of management, any losses resulting from these matters will not have a material adverse affect on the Company's results of operations, cash flows or financial position.

5.  COMMITMENT LETTER FOR LINE OF CREDIT

  On December 30, 1997, SunTrust Bank, South Florida, N.A., issued a commitment letter to the Company which provides for a new two-year secured revolving credit facility for the Company (the "Credit Facility"). The commitment letter states that under the Credit Facility the Company may make borrowings in a principal amount not to exceed $20.0 million at any time. Borrowings under this facility may be used for working capital and capital expenditures. Interest will accrue on borrowings that will be outstanding under the Credit Facility at the Company's election, either (i) the bank's prime rate less 75 basis points, or
(ii) LIBOR plus a margin based on the Company's financial performance. The Credit Facility will be secured by all of the Company's assets not pledged to secure the Company's other borrowings exclusive of the Company's rolling stock, vessels and real estate. The Company and its subsidiaries will be required to comply with certain financial covenants, including maintenance of a minimum tangible net worth, debt to tangible net worth ratio, funded debt to cash flow ratio and fixed charges ratio, and certain other covenants. The Company is currently negotiating the documentation required for the Credit Facility.

6. STOCK OPTION PLANS

1998 Long-Term Incentive Plan

  On January 26, 1998, the 1998 Long-Term Incentive Plan of the Company (the "1998 Incentive Plan") was approved by the Company's Board of Directors and the Company's then sole stockholder, Zapata Corporation. The 1998 Incentive Plan provides for the grant of any or all of the following types of awards: stock options, stock appreciation rights, stock awards and cash awards. The Board granted 1,657,360 stock options under the 1998 Incentive Plan at $12.75 per share on January 26, 1998. These granted options vest ratably over three years from the date of grant and expire ten years from the date of grant.

Non-Management Director Stock Option Plan

  On January 26, 1998, the Non-Management Director Stock Option Plan (the "Directors Plan") was approved by the Board of Directors and the Company's then sole stockholder, Zapata Corporation. The Directors Plan provides that the initial Chairman of the Board be granted options to purchase 568,200 shares of common stock and each other initial non-employee director of the Company will be granted options to purchase 14,200 shares of common stock at a price determined by the Board. The Board granted 582,400 stock options under the Directors Plan at $12.75 per share on January 26, 1998, of which 568,200 were granted to the Chairman of the Board and 14,200 were granted to the other Board member. These granted options vest ratably over the three years from the date of grant and expire ten years from the date of grant.

7.  SUBSEQUENT EVENTS

Completed Initial Public Offering

  On April 8, 1998, the Company completed an initial public offering of 8,500,000 of its common stock at a gross price of $16.00 per share. On May 7, 1998, the Underwriters exercised their option to acquire 1,275,000 additional shares at the same gross price. Of the 9,775,000 total shares sold in the offering, the Company sold and issued 4,600,000 shares, and Zapata Corporation sold 5,175,000 shares. Zapata now owns approximately 59.7% of the shares of the Company's outstanding common stock.

  The net proceeds to the Company from the offering (after deducting underwriting discounts and commissions and estimated offering expenses) totaled approximately $68.1 million. Of these proceeds, the Company utilized approximately $33.3 million to repay intercompany indebtedness to Zapata and $2.1 million to repay bank indebtedness. The Company has invested the remaining proceeds in short-term government securities and interest bearing cash equivalents pending their use.

  The following unaudited pro forma balance sheet data, as of March 31, 1998, gives effect to the April 8, 1998 and May 7, 1998 common stock sales as if the sales had been consummated as of March 31, 1998:

Balance Sheet Data:
                           Actual     Adjustments    Pro Forma
                          March 31,                  March 31,
                            1998                        1998
                          ---------                  ---------

Working capital........    $ 42,411      $ 38,394     $ 80,805
Total assets...........     136,252        33,452      169,704
Total Debt.............      40,564       (30,180)      10,384
Stockholder's equity...      76,240        68,132      144,372


Certain Transactions and Arrangements Between the Company and Zapata

          Upon completion of the Company's initial public offering, the Company and Zapata entered into certain agreements that include the Separation, Sublease, Registration Rights, Tax Indemnity and Administrative Services Agreements. The Separation Agreement required the Company to repay $33.3 million of indebtedness owed by the Company to Zapata contemporaneously with the consummation of the Company's initial public offering and also prohibits Zapata from competing with the Company for a period of five years. The Sublease Agreement provides for the Company to lease its principal corporate offices in Houston, Texas from Zapata and provides for the Company to utilize certain shared office equipment for no additional charge. The Registration Rights Agreement sets forth the rights and responsibilities of each party concerning certain registration filings and provides for the sharing of fees and expenses related to such filings. The Tax Indemnity Agreement requires the Company to be responsible for federal, state and local income taxes from its operations and the Administrative Services Agreement allows the Company to provide certain administrative services to Zapata at the Company's estimated cost.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

          Forward-looking statements in this Form 10-Q, future filings by the Company with the Securities and Exchange Commission, the Company's press releases and oral statements by authorized officers of the Company are intended to be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainty identified from time to time by the Company in press releases, other communications with shareholders and the Company's filings with the Securities and Exchange Commission, including, without limitation, under the caption "Risk Factors" in the Company's Registration Statement on Form S-1 (Reg. No. 333-44967) filed with the Commission on January 27, 1998, as amended through and declared effective on April 2, 1998. The Company believes that forward-looking statements made by it are based on reasonable expectations. However, no assurances can be given that actual results will not differ materially from those contained in such forward-looking statements. The words "estimate," "project," "anticipate," "expect," "predict," "believe" and similar expressions are intended to identify forward-looking statements. The Company assumes no obligation to update forward-looking statements to reflect events or circumstances after the date on which such statements are made. All references to a fiscal year refer to the 12 month period ended September 30/th/ of such calendar year.

GENERAL

          Omega Protein Corporation ("Omega" or the "Company") and its predecessors have been a wholly-owned subsidiary of Zapata Corporation ("Zapata"), a publicly traded company which has shares listed on the New York Stock Exchange, since 1973 when Zapata acquired the Company's operations. The Company is the largest U.S. producer of protein-rich meal and oil derived from marine sources. The Company's products are produced from menhaden (a fish found in commercial quantities), including regular grade and value added specialty fish meals, crude and refined fish oils and fish solubles. The Company's fish meal products are used as nutritional feed additives by animal feed manufacturers and by commercial livestock and poultry farmers. The Company's crude fish oil is sold to food producers in Europe and its refined fish oil products are used in aquaculture feeds and certain industrial applications. Fish solubles are sold as protein additives for animal feed and as organic fertilizers.

          On September 16, 1997, the Company's wholly-owned subsidiary, Venture Milling Company, a Delaware corporation ("Venture Milling"), sold substantially all of its assets to an unrelated third party (the "Venture Milling Disposition"). Venture Milling was primarily in the business of blending different animal protein products (i.e., fish meal, blood meal and feather meal) for sale to producers of feed for broilers and other animals with low nutritional requirements. Venture Milling had revenues and operating income of $7.4 million and $66,000, respectively, for the quarter ended March 31, 1997, and $14.9 million and $130,000, respectively, for the six months ended March 31, 1997. The Venture Milling Disposition resulted in a $531,000 pre-tax loss to the Company in the fourth quarter of fiscal 1997 and did not have a material impact on the Company's balance sheet since Venture Milling leased most of the assets employed in its operations.

          On November 3, 1997, Omega acquired the fishing and processing assets of American Protein, Inc. ("American Protein"), which operated ten steamers and a menhaden processing plant in the Chesapeake Bay area, for $14.5 million in cash (the "American Protein Acquisition"). American Protein's facilities were located in close proximity to the Company's Reedville, Virginia facility. Shortly after completing this transaction, Omega closed the American Protein processing plant and began integrating its assets into the Company's existing operations.

          On November 25, 1997, the Company purchased the fishing and processing assets of Gulf Protein, Inc. ("Gulf Protein"), which included six steamers, five spotter planes and the processing equipment located at the Gulf Protein plant near Morgan City, Louisiana, for $13.6 million in cash and the assumption of $883,000 in liabilities (the "Gulf Protein Acquisition," and together with the American Protein Acquisition, the "Recent Acquisitions"). In connection with the Gulf Protein Acquisition, Omega also entered into a five-year lease for the Gulf Protein plant at a $220,000 annual rental rate. Omega began operations at the Morgan City, Louisiana plant at the start of the 1998 fishing season.

          On April 8, 1998, Omega completed an initial public offering of 8.5 million shares of its common stock for $16 per share (the "Offering") less underwriting discounts and selling commissions. On May 7, 1998, the underwriters exercised their over-allotment options totaling 1,275,000 shares for the same gross price. Of the 9.8 million shares of Omega common stock sold in the Offering, Zapata sold 5.2 million shares, and Omega issued and sold 4.6 million shares. Immediately following the exercise of the over-allotment options, Zapata owned 59.7% of Omega's outstanding common stock.

LIQUIDITY AND CAPITAL RESOURCES

          The Company's primary sources of liquidity and capital resources have been cash flows from operations, borrowings from Zapata, bank credit facilities and term loans from various lenders provided pursuant to the Title XI of the Marine Act of 1936 ("Title XI"). These sources of cash flows have been offset by cash used for capital expenditures (including acquisitions) and payment of long-term debt. During fiscal 1997, Zapata contributed to the Company as equity $41.9 million of intercompany debt owed to Zapata. As a result, the historical liquidity and capital resources of the Company may not be indicative of the Company's future liquidity and capital resources.

          Omega's unrestricted cash balance totaled $14.7 million at March 31, 1998, up $9.2 million from September 30, 1997 and $5.5 million from the same time last year. This increase was due primarily to improved operating results and corresponding changes in working capital accounts.

          Reflecting the Recent Acquisitions, investing activities used $31.7 million through the second quarter of fiscal 1998 while using $4.2 million during the corresponding fiscal 1997 period. Excluding the Recent Acquisitions, the Company anticipates making approximately $14.0 million of capital expenditures in fiscal 1998, a significant portion of which will be used to refurbish vessels and docks, and to acquire certain equipment, including a new evaporation unit for the Reedville, Virginia plant.

          Financing activities provided $27.4 million during the six month period ending March 31, 1998, due primarily to an acquisition loan from Zapata. During the six month period ending March 31, 1997, financing activities provided $2.0 million from financing pursuant to Title XI. Omega has historically used Title XI financing to finance certain of its marine capital additions. The Company is currently authorized to receive up to $20.6 million in loans under this program. To date, the Company has used $12.4 million of these funds and currently has an application pending for $2.6 million of additional Title XI borrowings for qualified Title XI projects.

          As previously described, on April 8, 1998 the Company completed its Offering. Subsequent to the Offering, the underwriters elected to purchase over-allotment options. These issuances generated net proceeds of approximately $68.1 million (after deducting underwriting discounts and commissions and estimated offering expenses). Of these proceeds, the Company used approximately $33.3 million to repay indebtedness to Zapata and $2.1 million to repay bank indebtedness outstanding at March 31, 1998. Of the $33.3 million indebtedness owed to Zapata, $28.1 million was incurred to fund the cash portion of the purchase price for the Recent Acquisitions and the balance was primarily incurred to pay the Company's federal income taxes. The Company has invested the remaining net proceeds in short-term government securities and interest bearing cash equivalents pending their use. The Company intends to use these proceeds to fund possible acquisitions and other capital expenditures as well as for general corporate purposes. See PART 1. ITEM 1. NOTE 7. to the condensed consolidated financial statement for a pro forma presentation of certain balance sheet items which give effect to the Offering as if it occurred on March 31, 1998.

          On December 30, 1997, SunTrust Bank, South Florida, N.A., issued a commitment letter to the Company which provides for a new two-year secured revolving Credit Facility for the Company (the "Credit Facility"). The commitment letter states that under the Credit Facility the Company may make borrowings in a principal amount not to exceed $20.0 million at any time. Borrowings under this facility may be used for working capital and capital expenditures. Interest will accrue on borrowings that will be outstanding under the Credit Facility at the Company's election, either (i) the bank's prime rate less 75 basis points, or (ii) LIBOR plus a margin based on the Company's financial performance. The Credit Facility will be secured by all of the Company's assets not pledged to secure the Company's other borrowings exclusive of the Company's rolling stock, vessels and real estate. The Company and its subsidiaries will be required to comply with certain financial covenants, including maintenance of a minimum tangible net worth, debt to tangible net worth ratio, funded debt to cash flow ratio and fixed charges ratio, and certain other covenants. The Company is currently negotiating the documentation required for the Credit Facility.

          The Company believes that the net proceeds from the Offering, together with existing cash, cash equivalents, short-term investments and funds available through its anticipated Credit Facility will be sufficient to meet its working capital and capital expenditure requirements through at least the end of 1999.

RESULTS OF OPERATIONS

          The following table sets forth as a percentage of revenues, certain items of the Company's operations for each of the indicated periods:



                                                       THREE MONTHS ENDED              SIX MONTHS ENDED
                                                            MARCH 31,                       MARCH 31,
                                                --------------------------------   -------------------------
                                                     1998               1997           1998          1997
                                                -------------       ------------   -----------   -----------
Revenues                                              100.0%               100.0%        100.0%        100.0%

Cost of Sales                                          58.1%                79.5%         61.7%         80.4%
                                                      -----                -----         -----         -----
Gross Profit                                           41.9%                20.5%         38.3%         19.6%

Selling, general and administrative                     4.8%                 5.2%          4.4%          4.6%
                                                      -----                -----         -----         -----
Operating  income                                      37.1%                15.3%         33.9%         15.0%
Interest expense, net                                  (2.0%)               (0.9%)        (1.7%)        (0.8%)
Other expense, net                                     (0.2%)                0.0%         (0.1%)         0.0%
                                                      -----                -----         -----         -----
Income before income taxes                             34.9%                14.4%         32.1%         14.2%

Provision for income taxes                             12.9%                 4.9%         12.2%          5.1%
                                                      -----                -----         -----         -----

Net income                                             22.0%                 9.5%         19.9%          9.1%
                                                      =====                =====         =====         =====

INTERIM RESULTS FOR THE SECOND QUARTER ENDED MARCH 31, 1998 AND 1997

          REVENUES. Second quarter fiscal 1998 revenues increased $7.0 million or 30.4% from $12.30 million in second quarter fiscal 1997 to $30.0 million in the current quarter. This growth resulted primarily from a 65.5% increase in the tons of regular grade meal and a 14.5% increase in the tons of specialty grade meal shipped, coupled with a 84.9% increase in tons of oil shipped compared to second quarter fiscal 1997. Additionally, the average selling price of all the Company's product lines increased 24.1%. The increase in sales volumes for fish meal and fish oil reflect higher levels of inventory carried over into fiscal 1998 from the fiscal 1997 fishing season as compared to the levels of inventory the Company carried over into fiscal 1997 from the fiscal 1996 fishing season and increased demand for the Company's products. Adjusted for the Venture Milling Disposition, revenues for the second quarter fiscal 1997 would have been $15.9 million.

          COST OF SALES. Cost of sales, including depreciation and amortization, for second quarter fiscal 1998 was $17.5 million, a 4.4% decrease from the $18.3 million in the second quarter fiscal 1997. As a percent of net sales, cost of sales was 58.1% in second quarter 1998 as compared to 79.5% in second quarter fiscal 1997. Exclusive of the Venture Milling results from second quarter fiscal 1997, the Company's cost of sales for the second quarter of fiscal 1998 decreased 12.1%. However, per ton cost of sales were slightly higher in fiscal 1998 compared to fiscal 1997, due mainly to an increase in maintenance and vessel related labor costs. Adjusted for the Venture Milling Disposition, cost of sales as a percentage of net sales for the second quarter fiscal 1997 would have been 70.2%.

          GROSS PROFIT. Gross Profit increased $7.9 million or 167.2% from $4.7 million in the second quarter fiscal 1997 to $12.6 million in the second quarter fiscal 1998. As a percentage of revenues, the Company's gross profit margin increased from 20.5% in the second quarter fiscal 1997 to 41.9% in the second quarter fiscal 1998. The improvement in gross profit margin in the second quarter fiscal 1998 was the result of a 14.5% overall increase in sales volume of the Company's higher margin specialty products combined with higher prices received for the Company's crude oil and the elimination of lower gross margin sales resulting from the Venture Milling Disposition.

          SELLING, GENERAL AND ADMINISTRATIVE PRODUCTS. Selling, general and administrative expenses increased $242,000 or 20.1%, from $1.2 million in second quarter fiscal 1997 to $1.4 million in second quarter fiscal 1998 but decreased 0.4% as a percentage of sales from 5.2% in the second quarter fiscal 1997 to 4.8% in the second quarter fiscal 1998. The comparative quarterly increase in fiscal 1998 over fiscal 1997 was due largely to increased employee related costs.

          OPERATING INCOME. As a result of the factors discussed above, the Company's operating income of $11.1 million for the three months ended March 31, 1998 was $7.6 million or 217.8%, greater than the three months ended March 31, 1997. Operating income as a percent of sales rose to 37.1% for the three months ended March 31, 1998, as compared to 15.3% for the three months period ended March 31, 1997.

          INTEREST EXPENSE, NET. Interest expense increased $416,000 or 221.3%, from $188,000 in 1997 to $604,000 in fiscal 1998. The increase in fiscal 1998 net interest expense is due to a $28.1 million intercompany acquisition loan from Zapata. The interest rate on this loan was 8.5%. This loan was repaid in full with a portion of the net proceeds from the Company's initial public offering.

          OTHER EXPENSE, NET. Other expense increased $50,000 from $16,000 in the second quarter fiscal 1997 to $66,000 in the second quarter fiscal 1998. This is primarily due to the writedown of an investment in a joint venture.

          PROVISION FOR INCOME TAXES. The company recorded a $1.1 million provision for income tax for the second quarter fiscal 1997, for a 33.8% effective tax rate, in comparison to a $3.9 million provision for the second quarter fiscal 1998 resulting in a 37.2% effective tax rate. The effective tax rates approximate the applicable combined state and federal statutory tax rates for the respective periods.

INTERIM RESULTS FOR THE SIX MONTHS ENDED MARCH 31, 1998 AND 1997

          REVENUES. Revenues increased $11.0 million or 22.6%, in the first six months of fiscal 1998 from $48.6 million in 1997 to $59.5 million in fiscal 1998. The improvement was attributed to a 27.0% increase in the tons of fish meal shipped and a 61.2% increase in the tons of fish oil shipped, coupled with a 21.5% increase in the overall average selling price of the Company's product lines. Sales volumes for the Company's fish meal and fish oil products were significantly higher in the first six months of fiscal 1998 versus sales volumes during the first six months of fiscal 1997 due primarily to higher levels of inventory carried into fiscal 1998 and increased demand for the Company's products. Excluding Venture Milling revenues, the Company had revenues of $34.5 million for the first six months of fiscal 1997.

          COST OF SALES. Cost of sales, including depreciation and amortization, for the first six months of fiscal 1998, was $36.7 million, a 6.0% decrease from the $39.1 million for the same period in fiscal 1997. As a percent of net sales, cost of sales was 61.7% in fiscal 1998 as compared to 80.4% in fiscal 1997. Exclusive of the Venture Milling Disposition, the Company's cost of sales for fiscal 1998 decreased 10.4%. However, per ton cost of sales were slightly higher in fiscal 1998 compared to fiscal 1997, due mainly to an increase in maintenance and vessel related labor costs. Adjusted for the Venture Milling Disposition, cost of sales as a percentage of net sales for fiscal 1997 would have been 72.1%.

          GROSS PROFIT. Gross profit increased $13.3 million or 139.5%, from $9.5 million in fiscal 1997 to $22.8 million in fiscal 1998. As a percentage of revenues, gross profit increased from 19.6% through the second quarter fiscal 1997 to 38.3% through the second quarter fiscal 1998. The gross profit performance was primarily a result of a 21.5% increase in the overall selling prices of the Company's products and the elimination of lower gross margin sales resulting from the Venture Milling Disposition.

          SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $371,000 or 16.6%, from $2.2 million in fiscal 1997 to $2.6 million in fiscal 1998 but decreased 0.2% as a percentage of sales from 4.6% through the second quarter fiscal 1997 to 4.4% through the second quarter fiscal 1998. The increases in 1998 were due primarily to increased employee related costs and consulting fees.

          OPERATING INCOME. As a result of the factors discussed above, the Company's operating income increased to $20.2 million in fiscal 1998, from $7.3 million in fiscal 1997. As a percentage of revenues, operating income increased to 33.9% in 1998, from 15.0% in fiscal 1997.

          INTEREST EXPENSE, NET. Interest expense increased $593,000 or 152.1%, from $390,000 in fiscal 1997 to $983,000 in fiscal 1998. The increase in fiscal 1998 net interest expense is due to a $28.1 million intercompany acquisition loan from Zapata. The interest rate on this loan was 8.5%. This loan was repaid in full with a portion of the net proceeds from the Company's initial public offering.

          OTHER EXPENSE, NET. Other expense increased from $17,000 in 1997 to $79,000 in 1998. This is primarily due to the writedown in the investment in a joint venture.

          PROVISION FOR INCOME TAXES. The Company recorded a $7.3 million provision for income taxes in fiscal 1998. This represents an effective tax rate of 37.9% in comparison to a $2.5 million tax provision in fiscal 1997, representing an effective tax rate of 36.0%. The effective tax rates approximate the applicable combined state and federal statutory tax rates for the respective periods.

Seasonal and Quarterly Results

          The Company's menhaden harvesting and processing business is seasonal in nature. The Company generally has higher sales during the menhaden harvesting season (which includes the third and fourth quarter of each fiscal year) due to increased product availability, but prices during the fishing season tend to be lower than during the off-season. As a result, the Company's quarterly operating results have fluctuated in the past and may fluctuate in the future. In addition, from time to time the Company defers sales of inventory based on worldwide prices for competing products that affect prices for the Company's products which may affect comparable period comparisons.

YEAR 2000

          The Company has converted most of its computer information systems enabling proper processing of transactions related to the year 2000 and beyond. The cost of conversion was immaterial and has been expensed. The Company continues to evaluate its systems and expects that all of its systems will be compliant prior to the year 2000.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company is involved in various claims and disputes arising in the normal course of business, including claims made by employees under the Jones Act which generally are covered by the Company's insurance. The Company believes that it has adequate insurance coverage for all existing matters and that the outcome of all pending proceedings, individually and in the aggregate, will not have a material adverse effect upon the Company's business, results of operations, cash flows or financial position.

ITEM 2.  CHANGES IN SECURITIES

     The effective dates of the Company's registration statements, filed on Form S-1 under the Securities Act of 1933 (File No. 333-44967 and File No. 333-49321), were April 2, 1998 and April 3, 1998 respectively (collectively the "Registration Statement"). The class of securities registered was Common Stock. The Offering commenced on April 2, 1998, and all securities were sold in the Offering. The managing underwriters for the Offering were Prudential Securities Incorporated and Deutsche Morgan Grenfell, Inc.

     Pursuant to the Registration Statement, the Company sold 4,600,000 shares of its common stock for an aggregate offering priced of $73.6 million. Also pursuant to the Registration Statement, Zapata, as a selling stockholder, sold 5,175,000 shares of common stock of the Company for an aggregate offering price of $82.8 million.

     From the effective date of the Registration Statement through May 7, 1998, the Company incurred expenses of approximately $11.6 million of which approximately $10.6 million represented underwriting discounts and commissions and approximately $1.0 million represented other estimated expenses related to the Offering.

     The net Offering proceeds to the Company and Zapata, as selling stockholder, after total expenses was $68.6 million and $77.2 million, respectively. All payments from proceeds of the Offering (including expenses) were direct or indirect payments to others.

     On April 8, 1998, the Company used approximately $33.3 million of the net proceeds from the Offering to repay an acquisition loan and certain other indebtedness owed Zapata and approximately $2.1 million to repay a bank loan. The Company anticipates using the balance of the net proceeds for capital expenditures (including possible acquisitions), working capital and general corporate purposes. All unused net proceeds have been invested in cash, cash equivalents and short-term investments. The use of the proceeds from the Offering to date does not represent a material change in the use of the proceeds described in the prospectus included in the Registration Statement.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company was formed on January 26, 1998 to effect the reincorporation of Marine Genetics Corporation ("Marine Genetics") from a Delaware corporation to a Nevada corporation and to change its name to Omega Protein Corporation. In January 1998, the Company's sole stockholder, Zapata, provided its written consent with respect to various matters, including the following actions: (1) the election of Joseph L. von Rosenberg III, Avram Glazer and Malcolm Glazer as the Company's directors; (2) the merger of the Company with Marine Genetics Corporation; (3) the approval of the Company's 1998 Long-Term Incentive Plan; and (4) the approval of the Company's 1998 Non-Employee Directors' Stock Option Plan.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

     The exhibits indicated by an asterisk (*) are incorporated by reference.

          2.1 -- Agreement and Plan of Merger, dated January 27, 1998, between Marine Genetics Inc., a Delaware corporation, and Omega Protein Corporation, a Nevada corporation*
          3.1 --  Articles of Incorporation*
          3.2 --  By-Laws*
         10.1 -- Employment Agreement, dated April 2, 1998, with Joseph L. von Rosenberg III*
         10.2 -- Employment Agreement, dated April 2, 1998, with Robert W. Stockton*
         10.3 -- Employment Agreement, dated April 2, 1998, with Kelsey D. Short Jr.*
         10.4 --  Employment Agreement, dated April 2, 1998, with
                  Clyde R. Gilbert*
         10.5 --  Employment Agreement, dated April 2, 1998, with Eric T. Furey*
         10.6 -- Separation Agreement, dated April 2, 1998, with Zapata Corporation*
         10.7 -- Tax Indemnity Agreement, dated April 2, 1998, with Zapata Corporation*
         10.8 -- Registration Rights Agreement, dated April 2, 1998, with Zapata Corporation*
         10.9 --  Sublease Agreement, dated April 2, 1998, with Zapata
                  Corporation*
        10.10 -- Administrative Services Agreement, dated April 2, 1998, with Zapata Corporation*
        27.1  --  Financial Data Schedule

(b)  Reports on Form 8-K:

     None.

*Incorporated by reference from the Company's Registration Statement on Form S-1
 (File No. 333-44967) originally filed with the Securities and Exchange Commission on January 27, 1998, as amended.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     OMEGA PROTEIN CORPORATION
                                           (Registrant)


May 15, 1998                         By: /s/ ERIC T. FUREY
                                        -------------------------------------
                                        (Vice President, General Counsel and
                                          Corporate Secretary)


May 15, 1998                         By: /s/ ROBERT W. STOCKTON
                                        -------------------------------------
                                        (Executive Vice President and Chief
                                          Financial Officer)

                                 EXHIBIT INDEX


   EXHIBIT NUMBER                                          DESCRIPTION
   --------------                                          -----------

The exhibits indicated by an asterisk (*) are incorporated by reference.

          2.1 -- Agreement and Plan of Merger, dated January 27, 1998, between Marine Genetics, Inc., a Delaware corporation, and Omega Protein Corporation, a Nevada corporation*
          3.1 --  Articles of Incorporation*
          3.2 --  By-Laws*
         10.1 -- Employment Agreement, dated April 2, 1998, with Joseph L. von Rosenberg III*
         10.2 -- Employment Agreement, dated April 2, 1998, with Robert W. Stockton*
         10.3 -- Employment Agreement, dated April 2, 1998, with Kelsey D. Short Jr.*
         10.4 --  Employment Agreement, dated April 2, 1998, with
                  Clyde R. Gilbert*
         10.5 --  Employment Agreement, dated April 2, 1998, with Eric T. Furey*
         10.6 -- Separation Agreement, dated April 2, 1998, with Zapata Corporation*
         10.7 -- Tax Indemnity Agreement, dated April 2, 1998, with Zapata Corporation*
         10.8 -- Registration Rights Agreement, dated April 2, 1998, with Zapata Corporation*
         10.9 --  Sublease Agreement, dated April 2, 1998, with Zapata
                  Corporation*
        10.10 -- Administrative Services Agreement, dated April 2, 1998, with Zapata Corporation*
        27.1  --  Financial Data Schedule


*Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 333-44967) originally filed with the Securities and Exchange Commission on January 27, 1998, as amended.