Form 10-Q
period 1998-06-30
OMEGA PROTEIN CORP
filed 1998-08-14
CIK 1053650

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                             _____________________


                                   FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1998


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

YES X  NO    .
   ---    ---

     NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $0.01 PER SHARE, ON AUGUST 14, 1998: 24,276,000

                           OMEGA PROTEIN CORPORATION
                               TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     Unaudited Condensed Consolidated Balance Sheet as of June 30, 1998 and
       September 30, 1997..................................................    3
     Unaudited Condensed Consolidated Statement of Operations for the
        three months and nine months ended June 30, 1998 and 1997..........    4
     Unaudited Condensed Consolidated Statement of Cash Flows for the
       nine months ended June 30, 1998 and 1997............................    5
     Notes to Unaudited Condensed Consolidated Financial Statements........    6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATION...............................................   13

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS..................................................   20

ITEM 2. CHANGES IN SECURITIES..............................................   20

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY INVESTORS..............   20

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...................................   21

SIGNATURES.................................................................   22

EXHIBIT INDEX..............................................................   23

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND NOTES

                           OMEGA PROTEIN CORPORATION
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

                                                                                JUNE 30,        SEPTEMBER 30,
                                                                                 1998               1997
                                                                             ------------       ------------
                                                                             (IN THOUSANDS, EXCEPT FOR SHARES)
                                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                     $  41,860          $   5,504
  Receivables, net                                                                 13,682              9,936
  Inventories                                                                      43,497             38,448
  Prepaid expenses and other current assets                                           872                746
                                                                                ---------          ---------
        Total current assets                                                       99,911             54,634
                                                                                ---------          ---------
OTHER ASSETS                                                                        5,663              4,917
                                                                                ---------          ---------
PROPERTY AND EQUIPMENT, NET                                                        78,333             40,889
                                                                                ---------          ---------
        Total assets                                                            $ 183,907          $ 100,440
                                                                                =========          =========

                               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt                                          $   1,232          $   1,034
  Accounts payable                                                                  2,954              1,622
  Accrued liabilities                                                              14,233             15,423
  Amounts due to (from) parent--current                                              (145)             5,159
                                                                                ---------          ---------
        Total current liabilities                                                  18,274             23,238
                                                                                ---------          ---------
LONG-TERM DEBT                                                                     11,588             11,294
                                                                                ---------          ---------
DEFERRED INCOME TAXES                                                               2,725              1,180
                                                                                ---------          ---------
OTHER LIABILITIES                                                                     374                374
                                                                                ---------          ---------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $0.01 par value; authorized 10,000,000 shares; none
    issued                                                                             --                 --
  Common stock, $0.01 par value; authorized 80,000,000 shares;
    24,276,000 shares and 19,676,000 shares issued and outstanding,
    respectively                                                                      243                197
  Capital in excess of par value                                                  111,722             43,731
  Reinvested earnings, from October 1, 1990                                        38,981             20,426
                                                                                ---------          ---------
        Total stockholders' equity                                                150,946             64,354
                                                                                ---------          ---------
          Total liabilities and stockholders' equity                            $ 183,907          $ 100,440
                                                                                =========          =========


  The accompanying notes are an integral part of the condensed consolidated financial statements.

                           OMEGA PROTEIN CORPORATION
           UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS


                                                                THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                      JUNE 30,                       JUNE 30,
                                                              ----------------------         ---------------------
                                                                1998         1997              1998         1997
                                                              ----------   ---------         ---------    --------
                                                                                 (IN THOUSANDS,
                                                                              EXCEPT PER SHARE AMOUNTS)
Revenues                                                      $   31,488   $  31,025         $  91,032    $ 79,612
Cost of Sales                                                     19,217      22,833            55,951      61,895
                                                              ----------   ---------         ---------    --------
Gross profit                                                      12,271       8,192            35,081      17,717
Selling, general and administrative                                1,909       1,741             4,510       3,971
                                                              ----------   ---------         ---------    --------
Operating income                                                  10,362       6,451            30,571      13,746
Interest income (expense), net                                       430        (108)             (553)       (498)
Other income (expense), net                                          (51)         32              (130)         15
                                                              ----------   ---------         ---------    --------
Income before income taxes                                        10,741       6,375            29,888      13,263
Provision for income taxes                                         4,072       2,662            11,333       5,140
                                                              ----------   ---------         ---------    --------
Net income                                                    $    6,669   $   3,713         $  18,555    $  8,123
                                                              ==========   =========         =========    ========
Earnings per share (basic)                                    $     0.28   $    0.19         $    0.88    $   0.41
                                                              ==========   =========         =========    ========
Average common shares outstanding                                 23,951      19,676            21,101      19,676
                                                              ==========   =========         =========    ========
Earnings per share (diluted)                                  $     0.27   $    0.19         $    0.87    $   0.41
                                                              ==========   =========         =========    ========
Average common shares and common share
  equivalents outstanding                                         24,429      19,676            21,260      19,676
                                                              ==========   =========         =========    ========


  The accompanying notes are an integral part of the condensed consolidated financial statement.

                           OMEGA PROTEIN CORPORATION
           UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                    NINE MONTHS ENDED
                                                                                        JUNE 30,
                                                                                --------------------------
                                                                                   1998            1997
                                                                                ----------      ----------
                                                                                       (IN THOUSANDS)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
  Net income                                                                    $   18,555      $    8,123
  Adjustments to reconcile net income to net cash provided by operating activities:
    Gain on disposal of assets, net                                                   (173)            (69)
    Depreciation and amortization                                                    5,231           3,467
    Deferred taxes                                                                   1,545           4,395
    Changes in assets and liabilities:
      Receivables                                                                   (3,746)          1,472
      Inventories                                                                   (5,049)         (4,409)
      Prepaid expenses and other current assets                                       (126)            487
      Accounts payable and accrued liabilities                                         142          (3,769)
      Amounts due to parent                                                         (5,304)         (2,145)
      Other, net                                                                    (1,734)         (1,095)
                                                                                ----------      ----------
        Total adjustments                                                           (9,214)         (1,666)
                                                                                ----------      ----------
        Net cash provided by operating activities                                    9,341           6,457
                                                                                ----------      ----------
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
  Proceeds from sale of assets, net                                                    963              70
  Capital expenditures                                                             (14,362)         (6,875)
  Acquisitions                                                                     (28,116)             --
                                                                                ----------      ----------
        Net cash used in investing activities                                      (41,515)         (6,805)
                                                                                ----------      ----------
CASH FLOW PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                                            68,037              --
  Proceeds from borrowings - Bank debt                                               3,477           1,849
  Proceeds from borrowings - Parent                                                 28,116              --
  Repayments on borrowings - Parent                                                (28,116)             --
  Principal payments of debt obligations                                            (2,984)           (259)
                                                                                ----------      ----------
        Net cash provided by financing activities                                   68,530           1,590
                                                                                ----------      ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                           36,356           1,242

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     5,504           2,899
                                                                                ----------      ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $   41,860      $    4,141
                                                                                ==========      ==========


  The accompanying notes are an integral part of the condensed consolidated financial statements.

                           OMEGA PROTEIN CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  FINANCIAL STATEMENTS
    SUMMARY OF OPERATIONS AND BASIS OF PRESENTATION

     Omega Protein Corporation ("Omega" or the "Company"), produces and markets a variety of products produced from menhaden (a fish found in commercial quantities), including regular grade and value added specialty fish meals, crude and refined fish oils and fish solubles. The Company's fish meal products are used as nutritional feed additives by animal feed manufacturers and by commercial livestock and poultry farmers. The Company's crude fish oil is sold to food producers in Europe, and its refined fish oil products are used in aquaculture feeds and certain industrial applications. Fish solubles are sold as protein additives for animal feed and as organic fertilizers.

     On January 26, 1998, Marine Genetics Corporation ("Marine Genetics") merged into Omega, a Nevada corporation wholly-owned by Zapata Corporation ("Zapata"), with Omega Protein Corporation being the surviving entity. The common control merger was accounted for at historical cost in a manner similar to that in a pooling of interests accounting. In connection with the merger, Marine Genetics outstanding common stock was converted into Omega common stock at the rate of one share for 19,676 shares of Omega common stock and Omega's pre-merger outstanding common stock was canceled and treated as treasury stock. As a result, the Company's capitalization at September 30, 1997, is as follows: authorized capital stock of 80,000,000 shares common stock, par value $0.01 per share; 10,000,000 shares of preferred stock, par value of $0.01 per share; and 19,676,000 shares of issued and outstanding common stock.

     On April 8, 1998, the Company completed an initial public offering of 8,500,000 of its common stock at a gross price of $16.00 per share. On May 7, 1998, the Underwriters exercised their option to acquire 1,275,000 additional shares at the same gross price. Of the 9,775,000 total shares sold in the offering, the Company issued and sold 4,600,000 shares, and Zapata sold 5,175,000 shares. Zapata now owns approximately 59.7% of the shares of the Company's outstanding common stock. As a result of the Company's completed public offering, the Company's capitalization at June 30, 1998 is as follows: authorized capital stock of 80,000,000 shares common stock, par value $0.01 per share; 10,000,000 shares of preferred stock, par value $0.01 per share; and 24,276,000 shares of issued and outstanding common stock.

     The unaudited condensed consolidated financial statements included herein have been prepared by Omega, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature. The condensed consolidated balance sheet at September 30, 1997 has been derived from the audited financial statements at that date. Although Omega believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in Omega's Registration Statement on Form S-1 (Reg. No.333-44967) filed with the Securities and Exchange Commission on January 27, 1998, as amended through and declared effective on April 2, 1998. The results of operations for the three months and nine months ended June 30, 1998 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year ending September 30, 1998.

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

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which is effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. It requires (a) classification of items of other comprehensive income by their nature in a financial statement, and (b) display of the accumulated balance of other comprehensive income separate from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Company will adopt the provisions of the statement in fiscal 1999. The Company anticipates that implementing the provisions of SFAS 130 will not have a significant impact on the Company's existing operations.

     In June 1997, the FASB also issued Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information" ("SFAS 131"), which is effective for periods beginning after December 15, 1997. The statement need not be applied to interim financial statements in the initial year of its application. SFAS 131 establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This Statement supersedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report information about major customers. The Company will adopt the provisions of the statement in fiscal 1999. The Company anticipates that implementing the provisions of SFAS 131 will not have a significant impact on the Company's existing operations.

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

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS
133), which is effective for fiscal years beginning after June 15, 1999. SFAS 133 establishes standards requiring all derivatives to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. The Company will adopt the provisions of the statement in fiscal year 2000. The Company anticipates that implementing the provisions of SFAS 133 will not have a significant impact on the Company's existing operations.

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

     On November 25, 1997, the Company purchased the fishing and processing assets of Gulf Protein, Inc. ("Gulf Protein"), which included six steamers, five spotter planes and the processing equipment located at the Gulf Protein plant near Morgan City, Louisiana for $13.6 million in cash and the assumption of $883,000 in liabilities (the "Gulf Protein Acquisition"). The Company accounted for this acquisition as a purchase; thus, the results of operations began being included in the Company's Statement of Operations beginning November 25, 1997. In connection with the Gulf Protein Acquisition, the Company also entered into a five-year lease for the Gulf Protein plant at a $220,000 annual rental rate.
The Company is currently upgrading this plant's processing capabilities so that it can manufacture specialty meals. The Company began operations at the Morgan City, Louisiana plant at the start of the 1998 fishing season.

     These acquisitions were financed by a $28.1 million intercompany loan from Zapata. The interest rate on this loan was 8.5 % and was repayable in quarterly installments beginning May 1, 1998. The loan, which was to mature on August 1, 2002, was prepaid in May 1998 with a portion of the proceeds from the Company's initial public offering described in Note 1.

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

Inventory as of June 30, 1998 and September 30, 1997 is summarized as follows:

                                      JUNE 30, SEPTEMBER 30,
                                        1998      1997
                                      -------  ---------
                                        (IN THOUSANDS)

Fish meal....................         $ 9,575    $19,048
Crude fish oil...............           3,391     11,188
Other fish oil...............             622      1,558
Fish solubles................             285        983
Off-season costs.............          24,817      2,420
Materials and supplies.......           4,834      3,353
Other........................              75          -
                                      -------    -------
                                       43,599     38,550
Less oil inventory reserve...            (102)      (102)
                                      -------    -------
                                      $43,497    $38,448
                                      =======    =======

4.  NOTES PAYABLE AND LONG-TERM DEBT

  At June 30, 1998 and September 30, 1997, the Company's long-term debt consisted of the following:

                                                                                    JUNE 30,    SEPTEMBER 30,
                                                                                      1998          1997
                                                                                   ---------     ------------
                                                                                         (IN THOUSANDS)
     U.S. government guaranteed obligations collateralized
       by a first lien on certain vessels and certain plant assets:
       Amounts due in installments through 2013, interest
        from 6.63% to 7.20%                                                           $11,428    $ 8,678
       Amounts due in installments through 2014, interest at
        Eurodollar rates plus .45%; 6.17% and 6.08% at
        June 30, 1998 and September 30, 1997, respectively                              1,290      1,350

     Term note due 2002, interest prime or Eurodollar rates
      plus 1.75%; 8.5% at September 30, 1997,
      collateralized by certain assets of the Company                                       -      2,175

     Other debt at 4% and 5.6% at June 30, 1998 and
      September 30, 1997, respectively                                                     102        125
                                                                                       -------    -------

     Total debt                                                                         12,820     12,328

            Less current maturities                                                      1,232      1,034
                                                                                       -------    -------

     Long-term debt                                                                    $11,588    $11,294
                                                                                       =======    =======

On May 12, 1998, the Company closed on its fiscal 1998 Title XI application and received $2.6 million of additional Title XI borrowings for qualified Title XI projects. The Company is currently authorized to receive up to $20.6 million in loans under the Title XI program. To date the Company has used $15.0 million of the authorized Title XI funds.

     The Company utilized proceeds from the initial public offering as described in footnote 1 to prepay the bank term note.

5.  STOCK OPTION PLANS

1998 Long-Term Incentive Plan

     On January 26, 1998, the 1998 Long-Term Incentive Plan of the Company (the "1998 Incentive Plan") was approved by the Company's Board of Directors and the Company's then sole stockholder, Zapata. The 1998 Incentive Plan provides for the grant of any or all of the following types of awards: stock options, stock appreciation rights, stock awards and cash awards. The Board granted 1,657,360 stock options under the 1998 Incentive Plan at $12.75 per share on January 26,

1998. These granted options vest ratably over three years from the date of grant and expire ten years from the date of grant.

Non-Management Director Stock Option Plan

     On January 26, 1998, the Non-Management Director Stock Option Plan (the "Directors Plan") was approved by the Board of Directors and the Company's then sole stockholder, Zapata. The Directors Plan provides that the initial Chairman of the Board be granted options to purchase 568,200 shares of common stock and each other initial non-employee director of the Company will be granted options to purchase 14,200 shares of common stock at a price determined by the Board. The Board granted 582,400 stock options under the Directors Plan at $12.75 per share on January 26, 1998, of which 568,200 were granted to the Chairman of the Board and 14,200 were granted to the other Board member. During May 1998 two additional members were elected to the Board and were each granted 14,200 options at the market price on the date of grant. These granted options vest ratably over the three years from the date of grant and expire ten years from the date of grant.

6. CERTAIN TRANSACTIONS AND ARRANGEMENTS BETWEEN THE COMPANY AND ZAPATA

     Upon completion of the Company's initial public offering in April 1998, the Company and Zapata entered into certain agreements that include the Separation, Sublease, Registration Rights, Tax Indemnity and Administrative Services Agreements. The Separation Agreement required the Company to repay $33.3 million of indebtedness owed by the Company to Zapata contemporaneously with the consummation of the Company's initial public offering and also prohibits Zapata from competing with the Company for a period of five years. The Sublease Agreement provides for the Company to lease its principal corporate offices in Houston, Texas from Zapata and provides for the Company to utilize certain shared office equipment for no additional charge. The Registration Rights Agreement sets forth the rights and responsibilities of each party concerning certain registration filings and provides for the sharing of fees and expenses related to such filings. The Tax Indemnity Agreement requires the Company to be responsible for federal, state and local income taxes from its operations and the Administrative Services Agreement allows the Company to provide certain administrative services to Zapata at the Company's estimated cost.

7.  INVESTMENT IN VENTURE MILLING COMPANY

     On September 16, 1997, the Company's wholly-owned subsidiary, Venture Milling Company, a Delaware corporation ("Venture Milling"), sold substantially all of its assets to an unrelated third party (the "Venture Milling Disposition"). Venture Milling was primarily in the business of blending different animal protein products (i.e., fish meal, blood meal and feather meal) for sale to producers of feed for broilers and other animals with low nutritional requirements. Venture Milling had revenues and operating income of $10.4 million and $71,532, respectively, for the quarter ended June 30, 1997, and $25.3 million and $201,377, respectively, for the nine months ended June 30, 1997. The Venture Milling Disposition resulted in a $531,000 pre-tax loss to the Company in the fourth quarter of fiscal 1997 and did not have a material impact on the Company's balance sheet since Venture Milling leased most of the assets employed in its operations.

8.  LITIGATION

     The Company is defending various claims and litigation arising from its operations. In the opinion of management, any losses resulting from these matters will not have a material adverse affect on the Company's results of operations, cash flows or financial position.

9.  SUBSEQUENT EVENT

Revolving Line of Credit

     On August 11, 1998, the Company entered into a $20.0 million revolving credit agreement with SunTrust Bank, South Florida, N.A. fulfilling the December 30, 1997 Commitment letter. Under the Credit Facility the Company may make borrowings in a principal amount not to exceed $20.0 million at any time. Borrowings under this facility may be used for working capital and capital expenditures. Interest accrues on borrowings that will be outstanding under the Credit Facility at the Company's election, either (i) the bank's prime rate less 75 basis points, or (ii) LIBOR plus a margin based on the Company's financial performance. The Credit Facility is collateralized by all of the Company's trade receivables, inventory and specific computer equipment. The Company and its subsidiaries are required to comply with certain financial covenants, including maintenance of a minimum tangible net worth, debt to tangible net worth ratio, funded debt to cash flow ratio and fixed charges ratio, and certain other covenants.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Forward-looking statements in this Form 10-Q, future filings by the Company with the Securities and Exchange Commission, the Company's press releases and oral statements by authorized officers of the Company are intended to be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainty identified from time to time by the Company in press releases, other communications with shareholders and the Company's filings with the Securities and Exchange Commission, including, without limitation, under the caption "Risk Factors" in the Company's Registration Statement on Form S-1 (Reg. No. 333-44967) filed with the Commission on January 27, 1998, as amended through and declared effective on April 2, 1998. The Company believes that forward-looking statements made by it are based on reasonable expectations. However, no assurances can be given that actual results will not differ materially from those contained in such forward-looking statements. The words "estimate," "project," "anticipate," "expect," "predict," "believe" and similar expressions are intended to identify forward-looking statements. The Company assumes no obligation to update forward-looking statements to reflect events or circumstances after the date on which such statements are made. All references to a fiscal year refer to the 12 month period ended September 30th of such calendar year.

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

     On September 16, 1997, the Company's wholly-owned subsidiary, Venture Milling Company, a Delaware corporation ("Venture Milling"), sold substantially all of its assets to an unrelated third party (the "Venture Milling Disposition"). Venture Milling was primarily in the business of blending different animal protein products (i.e., fish meal, blood meal and feather meal) for sale to producers of feed for broilers and other animals with low nutritional requirements. Venture Milling had revenues and operating income of $10.4 million and $71,532, respectively, for the quarter ended June 30, 1997, and $25.3 million and $201,377, respectively, for the nine months ended June 30, 1997. The Venture Milling Disposition resulted in a $531,000 pre-tax loss to the Company in the fourth quarter of fiscal 1997 and did not have a material impact on the Company's balance sheet since Venture Milling leased most of the assets employed in its operations.

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

     On November 25, 1997, the Company purchased the fishing and processing assets of Gulf Protein, Inc. ("Gulf Protein"), which included six steamers, five spotter planes and the processing equipment located at the Gulf Protein plant near Morgan City, Louisiana for $13.6 million in cash and the assumption of $883,000 in Title XI debt (the "Gulf Protein Acquisition," and together with the American Protein Acquisition, the "Recent Acquisitions"). In connection with the Gulf Protein Acquisition, Omega also entered into a five-year lease for the Gulf Protein plant at a $220,000 annual rental rate. Omega began operations at the Morgan City, Louisiana plant at the start of the 1998 fishing season.

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

     Omega's unrestricted cash balance totaled $41.9 million at June 30, 1998, up $36.4 million from September 30, 1997 and up $37.7 million from June 30, 1997. This increase was due primarily to the completion of the April 8, 1998 initial public offering of 8,500,000 of the Company's common stock at a gross price of $16.00 per share and the May 7, 1998 Underwriters exercise of their option to acquire 1,275,000 additional shares at the same gross price. Of the 9,775,000 total shares sold in the Offering, the Company sold and issued 4,600,000 shares, and Zapata sold 5,175,000 shares.

     Reflecting the Recent Acquisitions, investing activities used $41.5 million through the third quarter of fiscal 1998 while using $6.8 million during the corresponding fiscal 1997 period. Excluding the Recent Acquisitions, the Company anticipates making approximately $18.0 million of capital expenditures in fiscal 1998, a significant portion of which will be used to refurbish vessels, plant assets and to acquire certain equipment, including a new evaporation unit for the Reedville, Virginia plant.

      Net financing activities provided $68.5 million during the nine month period ending June 30, 1998, due primarily to the Company's completed initial public offering which provided $68.0 million in cash. Financing activities also provided $2.6 million pursuant to the Title XI guaranteed program. The Company also assumed $883,000 of Title XI debt in connection with the recent acquisition of the

Gulf Protein Plant.

     As previously described in Note 1, the Company completed its initial public offering on April 8, 1998. Subsequent to the Offering, the underwriters elected to purchase over-allotment options. These issuances generated net proceeds of approximately $68.0 million (after deducting underwriting discounts and commissions and offering expenses). Of these proceeds, the Company used approximately $33.3 million to repay indebtedness to Zapata and $2.1 million to repay bank indebtedness. Of the $33.3 million indebtedness owed to Zapata, $28.1 million was incurred to fund the cash portion of the purchase price for the Recent Acquisitions and the balance was primarily incurred to pay the Company's federal income taxes. The Company has invested the remaining net proceeds in short-term government securities and interest bearing cash equivalents pending their use. The Company intends to use these proceeds to fund possible acquisitions and other capital expenditures as well as for general corporate purposes.

     On August 11, 1998 the Company entered into a $20.0 million revolving credit agreement with SunTrust Bank, South Florida, N.A.(the "Credit Facility") fulfilling the commitment letter dated December 30, 1997. Under the Credit Facility the Company may make borrowings in a principal amount not to exceed $20.0 million at any time. Borrowings under this facility may be used for working capital and capital expenditures. Interest accrues on borrowings that will be outstanding under the Credit Facility at the Company's election, either
(i) the bank's prime rate less 75 basis points, or (ii) LIBOR plus a margin based on the Company's financial performance. The Credit Facility is collateralized by all of the Company's trade receivables, inventory and specific computer equipment. The Company and its subsidiaries are required to comply with certain financial covenants, including maintenance of a minimum tangible net worth, debt to tangible net worth ratio, funded debt to cash flow ratio and fixed charges ratio, and certain other covenants. As of August 14, 1998, the Company had no borrowings outstanding under the Credit Facility.

     The Company believes that the net proceeds from the Offering, together with existing cash, cash equivalents, short-term investments and funds available through its Credit Facility will be sufficient to meet its working capital and capital expenditure requirements through at least the end of 1999.

RESULTS OF OPERATIONS

     The following table sets forth as a percentage of revenues, certain items of the Company's operations for each of the indicated periods:



                                                            THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                  JUNE 30,                 JUNE  30,
                                                      --------------------------      ---------------------
                                                         1998             1997          1998         1997
                                                      ---------         --------      -------      --------
Revenues                                                  100.0%           100.0%       100.0%        100.0%

Cost of Sales                                              61.0%            73.6%        61.5%         77.7%
                                                          -----            -----        -----         -----
Gross Profit                                               39.0%            26.4%        38.5%         22.3%

Selling, general and administrative                         6.1%             5.6%         4.9%          5.0%
                                                          -----            -----        -----         -----
Operating  income                                          32.9%            20.8%        33.6%         17.3%

Interest income (expense), net                              1.4%            (0.3%)       (0.6%)        (0.6%)
Other income (expense)                                     (0.2%)            0.0%         0.0%          0.0%
                                                          -----            -----        -----         -----
Income before income taxes                                 34.1%            20.5%        32.8%         16.7%

Provision for income taxes                                 12.9%             8.6%        12.4%          6.5%
                                                          -----            -----        -----         -----

Net income                                                 21.2%            11.9%        20.4%         10.2%
                                                          =====             =====        =====         =====



INTERIM RESULTS FOR THE THIRD QUARTER ENDED JUNE 30, 1998 AND 1997

     REVENUES. Third quarter fiscal 1998 revenues increased $0.5 million from $31.0 million in third quarter fiscal 1997 to $31.5 million in the current quarter. Excluding $10.4 million of revenues attributable to the Venture Milling operations during the quarter ended June 30, 1997, the comparative quarterly increase in revenues for June 1998, would be approximately $10.9 or a 53% increase in revenues. This growth resulted primarily from a 54.4% increase in the tons of regular grade meal and a 27.5% increase in the tons of specialty grade meal shipped, coupled with a 22.3% increase in tons of oil shipped compared to third quarter fiscal 1997. Additionally, the average selling price of all the Company's product lines increased 12.2%. The increase in sales volumes for fish meal and fish oil reflect higher levels of inventory carried over into fiscal 1998 from the fiscal 1997 fishing season as compared to the levels of inventory the Company carried over into fiscal 1997 from the fiscal 1996 fishing season and increased demand for the Company's products.

     COST OF SALES. Cost of sales, including depreciation and amortization, for third quarter fiscal 1998 was $19.2 million, a 15.8% decrease from the $22.8 million in the third quarter fiscal 1997. As a percent of revenues, cost of sales was 61.0% in third quarter 1998 as compared to 73.6% in third quarter fiscal 1997. Exclusive of the Venture Milling results from third quarter fiscal 1997, the Company's cost of sales as a percentage of revenues for the third quarter of fiscal 1998 increased 0.3%. Per ton cost of sales were slightly higher in fiscal 1998 compared to fiscal 1997, due mainly to an increase in maintenance and vessel related labor costs. Adjusted for the Venture Milling Disposition, cost of sales as a percentage of net sales for the third quarter fiscal 1997 would have been 60.7%.

     GROSS PROFIT. Gross Profit increased $4.1 million or 50.0% from $8.2 million in the third quarter fiscal 1997 to $12.3 million in the third quarter fiscal 1998. As a percentage of revenues, the Company's gross profit margin increased from 26.4% in the third quarter fiscal 1997 to 39.0% in the third quarter fiscal 1998. The improvement in gross profit margin in the third quarter fiscal 1998 was the result of a 27.5% overall increase in sales volume of the Company's higher margin specialty products combined with higher prices received for the Company's crude oil, refined oil, and the elimination of lower gross margin sales resulting from the Venture Milling Disposition.

     SELLING, GENERAL AND ADMINISTRATIVE PRODUCTS. Selling, general and administrative expenses increased $168,000 or 9.6%, from $1.7 million in third quarter fiscal 1997 to $1.9 million in third quarter fiscal 1998 and increased as a percentage of revenues from 5.6% in the third quarter fiscal 1997 to 6.1% in the third quarter fiscal 1998. The comparative quarterly increase in fiscal 1998 over fiscal 1997 was due largely to increased employee related costs.

     OPERATING INCOME. As a result of the factors discussed above, the Company's operating income of $10.4 million for the three months ended June 30, 1998 was $3.9 million or 60.1%, greater than the three months ended June 30, 1997. Operating income as a percent of sales rose to 32.9% for the three months ended June 30, 1998, as compared to 20.8% for the three month period ended June 31, 1997.

     INTEREST INCOME (EXPENSE), NET. Interest expense decreased by $538,000, from $108,000 of interest expense net for the three months ended June 30, 1997 to $430,000 of interest income net for the three months ended June 30,1998. The decrease in fiscal 1998 net interest expense is due to the Company's investment of the proceeds from the sale of common stock in the aggregate amount of $40.0 million for the third quarter ended June 30, 1998.

     OTHER INCOME (EXPENSE), NET. Other income (expense) decreased by $83,000 from $32,000 of other income net, in the third quarter fiscal 1997 to $51,000 of other expense in the third quarter fiscal 1998. This is primarily due to the writedown of an investment in a joint venture.

     PROVISION FOR INCOME TAXES. The Company recorded a $2.7 million provision for income tax for the third quarter fiscal 1997, for a 42.2% effective tax rate, in comparison to a $4.1 million provision for the third quarter fiscal 1998 resulting in a 38.3% effective tax rate. The effective tax rates approximate the applicable combined state and federal statutory tax rates for the respective periods.

INTERIM RESULTS FOR THE NINE MONTHS ENDED JUNE 30, 1998 AND 1997

     REVENUES. Revenues increased $11.4 million or 14.3%, in the first nine months of fiscal 1998 from $79.6 million in 1997 to $91.0 million in fiscal 1998. The improvement was attributed to a 32.6% increase in the tons of fish meal shipped and a 72.3% increase in the tons of fish oil shipped, coupled with an 18.6% increase in the overall average selling price of the Company's product lines. Sales volumes for the Company's fish meal and fish oil products were significantly higher in the first nine months of fiscal 1998 versus sales volumes during the first nine months of fiscal 1997 due primarily to higher levels of inventory carried into fiscal 1998 and increased demand for the Company's products. Excluding Venture Milling revenues, the Company had revenues of $54.3 million for the first nine months of fiscal 1997.

     COST OF SALES. Cost of sales, including depreciation and amortization, for the first nine months of fiscal 1998, was $55.9 million, a 9.6% decrease from the $61.9 million for the same period in fiscal 1997. As a percent of revenue, cost of sales was 61.5% in fiscal 1998 as compared to 77.7% in fiscal 1997. Exclusive of the Venture Milling Disposition, the Company's cost of sales for fiscal 1998 as a percentage of revenue decreased 6.3%. However per ton cost of sales were slightly higher in fiscal 1998 production compared to fiscal 1997, due mainly to an increase in maintenance and vessel related labor costs. Adjusted for the Venture Milling Disposition, cost of sales as a percentage of revenue for fiscal 1997 would have been 67.8%.

     GROSS PROFIT. Gross profit increased $17.4 million or 98.3%, from $17.7 million in fiscal 1997 to $35.1 million in fiscal 1998. As a percentage of revenues, gross profit increased from 22.3% through the third quarter fiscal 1997 to 38.5% through the third quarter fiscal 1998. The gross profit performance was primarily a result of an 18.6% increase in the overall selling prices of the Company's products and the elimination of lower gross margin sales resulting from the Venture Milling Disposition.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $539,000 or 13.6%, from $4.0 million in fiscal 1997 to $4.5 million in fiscal 1998. The increases in 1998 were due primarily to increased employee related costs and consulting fees.

     OPERATING INCOME. As a result of the factors discussed above, the Company's operating income increased to $30.6 million in fiscal 1998, from $13.7 million in fiscal 1997. As a percentage of revenues, operating income increased to 33.6% in 1998, from 17.3% in fiscal 1997.

     INTEREST INCOME (EXPENSE), NET. Interest expense increased $55,000 or 11.0%, from $498,000 in fiscal 1997 to $553,000 in fiscal 1998. The increase in fiscal 1998 net interest expense is due to a $28.1 million intercompany acquisition loan from Zapata. The interest rate on this loan was 8.5%. This loan was prepaid in full with a portion of the net proceeds from the Company's initial public offering.

     OTHER INCOME (EXPENSE), NET. Other expense increased $145,000 in 1998. This is primarily due to the writedown in the investment in a joint venture.

     PROVISION FOR INCOME TAXES. The Company recorded an $11.3 million provision for income taxes in fiscal 1998. This represents an effective tax rate of 37.7% in comparison to a $5.1 million tax provision in fiscal 1997, representing an effective tax rate of 38.3%. The effective tax rates approximate the applicable combined state and federal statutory tax rates for the respective periods.

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

ITEM 2.  CHANGES IN SECURITIES

     In April and May, 1998, the Company sold 4,600,000 shares of its common stock for an aggregate offering priced of $73.6 million. Also pursuant to the Registration Statement, Zapata, as a selling stockholder, sold 5,175,000 shares of common stock of the Company for an aggregate offering price of $82.8 million. The net Offering proceeds to the Company and Zapata, as selling stockholder, after underwriting discounts and commissions expenses was $68.0 million and $77.2 million, respectively. All disbursements from the aggregate proceeds of the Offering (including expenses) were direct or indirect payments to non-related parties.

     On April 8, 1998, the Company used approximately $33.3 million of its net proceeds from the Offering to repay an acquisition loan and certain other indebtedness owed Zapata and approximately $2.1 million to repay a bank loan. The Company anticipates using the balance of the net proceeds for capital expenditures (including possible acquisitions), working capital and general corporate purposes. All unused net proceeds have been invested in cash, cash equivalents and short-term investments. The use of the proceeds from the Offering to date does not represent a material change in the use of the proceeds described in the prospectus included in the Registration Statement. As represented below, on August 11, 1998 the Company entered into a Revolving Credit Agreement with SunTrust Bank of South Florida, N.A. The Revolving Credit Facility Agreement prohibits the Company from paying or declaring dividends in excess of 50% of its consolidated net income (as defined therein).

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

ITEM 5.   OTHER INFORMATION

On May 15, 1998, pursuant to authority granted under the Company's By-Laws, the Board of Directors elected William Lands and Gary Allee as directors to serve on the Company's Board. Each of these directors were elected to serve for a term of one year each, expiring upon the Company's annual meeting of stockholders to be held in 1999. Each of these directors were also elected to serve on the Company's Audit and Compensation Committees.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     10.1 -- Form of United States Guaranteed Promissory Note dated May 12, 1998, in favor of Hibernia National Bank.
     10.2 -- Form of Promissory Note dated May 12, 1998, to the United States of America pursuant to the provisions of Title XI of the Marine Act of 1936 in favor of Coastal Securities.
     10.3 -- Form of Guaranty Agreement dated May 12, 1998, in favor of the United States of America.
     10.4 -- Form of 1998 Certification and Indemnification Agreement Regarding Environmental Matters, dated May 12, 1998, in favor of the United States of America.
     10.5 -- Form of Title XI Financial Agreement dated May 12, 1998, with the United States of America.
     10.6 -- Form of Security Agreement dated May 12, 1998, in favor of the United States of America.
     10.7 -- Form of First Preferred Ship Mortgage dated May 12, 1998, to the United States of America.
     10.8 -- Deed of Trust dated May 12, 1998, for the benefit of the United States of America.
     10.9 -- Revolving Credit Agreement dated August 11, 1998, with SunTrust Bank, South Florida, National Association, Lender and Omega Protein Corporation and Omega Protein, Inc., Borrowers.
     10.10 -- Security Agreement dated August 11, 1998, in favor of SunTrust Bank, South Florida, National Association.
     10.11 -- Revolving Credit Note dated August 11, 1998, in favor of SunTrust Bank, South Florida, National Association.
     27.1  --  Financial Data Schedule

(b)  Reports on Form 8-K:

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          OMEGA PROTEIN CORPORATION
                                                (Registrant)


August 14, 1998                          By: /s/ ERIC T. FUREY
                                            ----------------------------------
                                            (Vice President, General Counsel and
                                              Corporate Secretary)


August 14, 1998                          By: /s/ ROBERT W. STOCKTON
                                            ----------------------------------
                                            (Executive Vice President and Chief
                                              Financial Officer)

                                 EXHIBIT INDEX


EXHIBIT NUMBER                           DESCRIPTION
--------------                           -----------

       10.1   --    Form of United States Guaranteed Promissory Note dated
                    May 12, 1998, in favor of Hibernia National Bank.
       10.2   --    Form of Promissory Note dated May 12, 1998, to the United
                    States of America pursuant to the provisions of Title XI of the Marine Act of 1936 in favor of Coastal Securities.
       10.3   --    Form of Guaranty Agreement dated May 12, 1998, in favor of the United States of America.
       10.4   --    Form of 1998, Certification and Indemnification Agreement
                    Regarding Environmental Matters, dated May 12, 1998, in
                    favor of the United States of America.
       10.5   --    Form of Title XI Financial Agreement dated May 12, 1998,
                    with the United States of America.
       10.6   --    Form of Security Agreement dated May 12, 1998, in favor of the United States of America.
       10.7   --    Form of First Preferred Ship Mortgage dated May 12, 1998,
                    to the United States of America.
       10.8   --    Deed of Trust dated May 12, 1998, for the benefit of the
                    United States of America.
       10.9   --    Revolving Credit Agreement dated August 11, 1998, with
                    SunTrust Bank, South Florida, National Association, Lender
                    and Omega Protein Corporation and Omega Protein, Inc.,
                    Borrowers.
       10.10  --    Security Agreement dated August 11, 1998, in favor of
                    SunTrust Bank, South Florida, National Association.
       10.11  --    Revolving Credit Note dated August 11, 1998, in favor of
                    SunTrust Bank, South Florida, National Association.
       27.1   --    Financial Data Schedule