Form 10-K
period 1998-09-30
OMEGA PROTEIN CORP
filed 1998-12-15
CIK 1053650

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
  SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998

                                      OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
  SECURITIES EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM    TO

                       COMMISSION FILE NUMBER: 001-14003

                           OMEGA PROTEIN CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

       STATE OF NEVADA                                      76-0562134
(STATE OR OTHER JURISDICTION                             (I.R.S. EMPLOYER
             OF                                         IDENTIFICATION NO.)
      INCORPORATION OR
        ORGANIZATION)

 1717 ST. JAMES PLACE, SUITE                                   77056
             550                                            (ZIP CODE)
       HOUSTON, TEXAS
    (ADDRESS OF PRINCIPAL
     EXECUTIVE OFFICES)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 623-0060

                               ----------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                          NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                               ON WHICH REGISTERED
         -------------------                             -----------------------
Common Stock, $0.01 par value........................... New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

  None.

  On December 11, 1998, the Company had outstanding 24,276,812 shares of Common Stock, $0.01 par value. As of such date, the aggregate market value of the Company's common stock held by nonaffiliates of the Company is $209,387,503, based on the closing price of the Common Stock in consolidated trading. This figure does not include the value of Common Stock held by Directors and Executive Officers of the Registrant and members of their immediate families, some of whom may constitute "affiliates" for purpose of the Securities Exchange Act of 1934.

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes [X]   No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  Documents incorporated by reference: Portions of the registrant's definitive proxy statement for its 1999 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after September 30, 1998, are incorporated by reference to the extent set forth in
Part III.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
 PART I
  Items 1 and 2. Business and Properties................................    1
                  General...............................................    1
                  Financial Information about Industry Segments.........    2
                  Company Overview......................................    2
                  Employees.............................................    5
                  Geographical Information..............................    5
                  Executive Officers of the Registrant..................    5
                  Properties............................................    6
  Item 3.        Legal Proceedings......................................    6
  Item 4.        Submission of Matters to a Vote of Security Holders....    6

 PART II
  Item 5.        Market for the Registrant's Common Equity and Related
                  Stockholder Matters...................................    7
  Item 6.        Selected Financial Data................................    8
  Item 7.        Management's Discussion and Analysis of Financial
                 Condition and Results of  Operations...................    8
  Item 7.A.      Quantitative and Qualitative Disclosure About Market
                 Risk...................................................   16
  Item 8.        Financial Statements and Supplementary Data............   17
  Item 9.        Changes in and Disagreements with Accountants on
                 Accounting and Financial  Disclosure...................   36

 PART III
  Item 10.       Directors and Executive Officers of the Registrant.....   37
  Item 11.       Executive Compensation.................................   37
  Item 12.       Security Ownership of Certain Beneficial Owners and
                 Management.............................................   37
  Item 13.       Certain Relationships and Related Transactions.........   37

 PART IV
  Item 14.       Exhibits, Financial Statement Schedules and Reports on
                 Form 8-K...............................................   38

  Forward-looking statements in this Annual Report on Form 10-K, future filings by the Company with the Securities and Exchange Commission (the "Commission"), the Company's press releases and oral statements by authorized officers of the Company are intended to be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the risks set forth under the caption "Significant Factors that may Affect Forward-Looking Statements" appearing in Item 7 "Management's Discussion and Analysis of Financial Condition and results of Operations." The Company believes that forward-looking statements made by it are based on reasonable expectations. However, no assurances can be given that actual results will not differ materially from those contained in such forward-looking statements. Forward-looking statements involve statements that are predictive in nature, which depend upon or refer to future events or conditions, which include the words "estimate," "project," "anticipate," "expect," "predict," "believe" and similar expressions as well as the Company's statements concerning the state of the Company's Year 2000 readiness. The Company assumes no obligation to upgrade forward looking statements.

                                    PART I

ITEM 1 AND 2. BUSINESS AND PROPERTIES

GENERAL

  Omega Protein Corporation is a Nevada corporation organized in 1998. As used herein, the term "Omega" or the "Company" refers to Omega Protein Corporation or to Omega Protein Corporation and its consolidated subsidiaries, as applicable. All references herein to a "Fiscal" year mean the 12 month period ended September 30 of such year. The Company's principal executive offices are at 1717 St. James Place, Suite 550, Houston, Texas 77056 (Telephone: (713) 623-0060).

  The Company is the successor by merger to Marine Genetics Corporation (formerly known as Zapata Protein, Inc.), a Delaware corporation, which was formed in March 1994 to act as the holding company for Omega Protein, Inc. (formerly known as Zapata Protein (USA), Inc.). Omega Protein, Inc., which is the operating entity for the Company's current business, was formed in Virginia in October 1986, and is the successor to business conducted since 1913. The Company has a number of direct and indirect subsidiaries.

  Until April 1998, the Company and its predecessors were a wholly-owned subsidiary of Zapata Corporation ("Zapata"), a publicly traded company which has shares listed on the New York Stock Exchange, Inc. ("NYSE"), since 1973 when Zapata acquired the Company's operations. In April 1998, the Company completed an initial public offering (the "Offering") of 8,500,000 shares of its Common Stock at a gross price of $16.00 per share. In May 1998, the Underwriters exercised their option to acquire 1,275,000 additional shares at the same gross price. Of the 9,775, 000 total shares sold in the Offering, the Company issued and sold 4,600,000 shares, and Zapata sold 5,175,000 shares. Immediately following the Offering, Zapata owned approximately 59.7% of the Company's outstanding Common Stock. The Company used a portion of the net proceeds of the Offering to repay amounts due Zapata and a certain bank; the balance of the proceeds are invested in certificates of Deposits and A2P2 rated or better commercial paper. See Note 1 to the Company's Consolidated Financial Statements in Item 8 of this Report.

  To concentrate on and enhance its core business, the Company sold a marginally profitable business in late Fiscal 1997 and acquired certain assets in early Fiscal 1998 to increase the Company's harvesting and production capabilities.

  On September 16, 1997, the Company's wholly owned subsidiary, Venture Milling Company, a Delaware corporation ("Venture Milling"), sold substantially all of its assets to an unrelated third party (the "Venture Milling Disposition"). Venture Milling was primarily in the business of blending different animal protein products (i.e. fish meal, blood meal and feather meal) for sale to producers of feed for broilers and other animals with low nutritional requirements. Venture Milling had annual revenues and operating income (loss) of $32.0 million and $174,000, respectively, in Fiscal 1997, $17.5 million and ($122,000), respectively, in Fiscal 1996 and $8.1 million and ($115,000), respectively, in Fiscal 1995. The Venture Milling Disposition resulted in a

$531,000 pre-tax loss to the Company in Fiscal 1997 and did not have a material impact on the Company's balance sheet since Venture Milling leased most of the assets employed in its operations.

  On November 3, 1997, the Company acquired for $14.5 million in cash, the fishing and processing assets of American Protein, Inc. ("American Protein"), which operated 10 fishing vessels and a menhaden processing plant in the Chesapeake Bay area (the "American Protein Acquisition"). American Protein's facilities were located in close proximity to the Company's Reedville, Virginia facility. Shortly after closing this acquisition, the Company closed the American Protein plant and began integrating its assets into the Company's existing operations.

  On November 25, 1997, the Company purchased the fishing and processing assets of Gulf Protein, Inc. ("Gulf Protein"), which included six fishing vessels, five spotter planes and the processing equipment at the Gulf Protein plant located near Morgan City, Louisiana, for $13.6 million in cash and the assumption of $883,000 in long-term liabilities (the "Gulf Protein Acquisition" and, together with the American Protein Acquisition, the "Acquisitions"). In connection with the Gulf Protein Acquisition, the Company also entered into a five-year lease for the Gulf Protein plant at a $220,000 annual rental rate. The Company is currently upgrading this plant's processing capabilities so that it can manufacture specialty meals. The Company began operations at the Morgan City, Louisiana plant at the start of the 1998 fishing season, which began in April, 1998.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

  The Company operates within one industry segment, menhaden fishing. Information concerning export sales and geographical distribution of revenues based on location of customers is incorporated by reference from Note 15 of Notes to the Company's Consolidated Financial Statements in Item 8 of this Report.

COMPANY OVERVIEW

  The Company's marine protein operations involve the production and sale of a variety of protein products derived from menhaden, a species of fish found along the Gulf of Mexico and Atlantic coasts. Omega is the largest processor, marketer and distributor of marine products (fish meal) and fats (fish oil) in the United States. The Company processes several grades of fish meal (regular or "FAQ" meal and specialty meals), as well as fish oil and fish solubles. The Company's fish meal products are primarily used as a protein ingredient in animal feed for poultry, swine, cattle, aquaculture and household pets. The Company's fish oil is primarily used as an ingredient in margarine and shortening. The Company's fish solubles are sold primarily to livestock feed manufacturers and for use as an organic fertilizer.

  Fishing. During Fiscal 1998, the Company owned a fleet of 66 fishing vessels and 33 spotter aircraft for use in its fishing operations and also leased additional aircraft where necessary to facilitate operations. During the 1998 fishing season in the Gulf of Mexico, where the fishing season runs from mid-April through October, the Company operated 38 fishing vessels and 32 spotter aircraft. The fishing area in the Gulf stretches from the south Texas coastline to the panhandle of western Florida, with a concentration off the Louisiana and Mississippi coasts. The fishing season along the Atlantic coast begins in early May and usually extends into December. The Company operated 13 fishing vessels and 9 spotter aircraft along the mid-Atlantic coast, concentrated primarily in and around the Chesapeake Bay.

  Menhaden usually school in large, tight clusters and are commonly found in warm, shallow waters. Spotter aircraft locate the schools and direct the fishing vessels to them. The principal fishing vessels transport two 40-foot purse boats, each carrying several fishermen and one end of a 1,500-foot net. The purse boats encircle the school and capture the fish in the net. The fish are then pumped from the net into refrigerated holds of the fishing vessel, and then are unloaded at the Company's processing plants.

  Processing. During Fiscal 1998, the Company owned and operated five processing plants, three in Louisiana, one in Mississippi and one in Virginia, where the menhaden are processed into fish meal, fish oil and fish solubles. The fish are unloaded from the fishing vessels into storage boxes and then conveyed into steam cookers. The fish are then passed through presses to remove most of the oil and water. The solid portions of the fish are dried and then ground into fish meal. The liquid that is produced in the cooking and pressing operations contains oil, water, dissolved protein and some fish solids. This liquid is decanted to remove the solids and is then put through a centrifugal oil/water separation process. The separated fish oil is a finished product. The separated water and protein mixture is further processed through evaporators to remove the soluble protein, which can be sold as a finished product or added to the solid portions of the fish for processing into fish meal.

  Fish meal, the principal product made from menhaden, is sold primarily as a high-protein ingredient. It is used as a protein supplement in feed formulated for pigs and other livestock. Each use requires certain standards to be met regarding quality and protein content, which are determined by the freshness of the fish and by processing conditions such as speed and temperatures. Fish solubles are a liquid protein product used as an additive in fish meal and also marketed as an independent product to animal feed formulators and the fertilizer industry.

  Fish oil from menhaden is widely used for human consumption as an edible fat in Europe. Refined and hydrogenated menhaden oils have a wide variety of applications as ingredients of margarine, cooking oil and solid cooking fats used in baked goods. In June 1997, the U.S. Food and Drug Administration approved the use of refined non-hydrogenated menhaden oil, a natural source of Omega-3 fatty acids, for human consumption in the United States. Ongoing scientific studies continue to link consumption of Omega-3-rich fish oil to a number of nutritional and health benefits.

  The Company owns a 50% equity interest in a joint venture involved in the manufacturing and marketing of animal feed ingredients in the Peoples Republic of China. While the Company's investment was made in 1995, initial operations commenced in late 1996 with no material impact on the Company's financial results for fiscal years 1996, 1997 and 1998. The investment is accounted for in the Company's financial statements using the equity method of accounting.

  Marketing. Most of the Company's marine protein products are sold directly to about 300 customers by the Company's marketing department, while a smaller amount is sold through independent sales agents. Product inventory was $36,164,000 as of September 30, 1998 versus $35,210,000 on September 30, 1997.

  The Company's fish meal is sold primarily to domestic feed producers for utilization as a high-protein ingredient for the poultry, swine, aquaculture and pet food industries. Fish oil sales primarily involve export markets where the fish oil is refined for use as an edible oil. One Danish based customer for fish oil, Denofa A/S, accounted for approximately 12.7% of the Company's consolidated revenues in Fiscal 1998. Sales to Denofa A/S were approximately $17.0 million in Fiscal 1998.

  The Company's products are sold both in the U.S. and internationally. International sales consist mainly of fish oil sales to Canada, Japan, Mexico and The Netherlands. The Company's sales in these foreign markets are denominated in U.S. dollars and are not directly affected by currency fluctuations. Such sales could be adversely affected by changes in demand resulting from fluctuations in currency exchange rates.

  A number of countries in which the Company currently sells products impose various tariffs and duties, none of which have a significant impact on the Company's foreign sales. These duties are being reduced annually under the North American Free Trade Agreement in the case of Mexico and Canada and under the Uruguay Round Agreement of the General Agreement on Trade and Tariffs in the case of Japan. In all cases, the Company's products are shipped to its customers F.O.B. shipping point and therefore the customer is responsible for any tariffs, duties or other levies imposed on the Company's products sold into these markets.

  Insurance. The Company maintains insurance against physical loss and damage to its assets, coverage against liabilities to third parties it may incur in the course of its operations, as well as workers' compensation, United States Longshoremen and Harbor Workers' Act and Jones Act coverages. Assets are insured at replacement cost, market value or assessed earning power. The Company's limits for liability coverage are statutory or $50.0 million. The $50.0 million limit is comprised of several excess liability policies which are subject to deductibles, underlying limits and exclusions. The Company believes its insurance coverage to be in such form, against such risks, for such amounts and subject to such deductibles as are prudent and normal for its operations.

  Competition. Omega competes on price, quality and performance characteristics of its products, such as protein level and amino acid profile in the case of fish meal. The principal competition for the Company's fish meal and fish solubles is from other protein sources such as soybean meal and other vegetable or animal products. The Company believes, however, that these other sources are not complete substitutes because fish meal offers nutritional values not contained in such sources. Vegetable fats and oils, such as soybean and palm oils, provide the primary market competition for fish oil. In addition, the Company competes against domestic, privately owned menhaden fishing companies as well as domestic and international producers of fish meal and fish oil derived from species such as anchovy and horse mackerel.

  Fish meal prices have historically borne a relationship to prevailing soybean meal prices, while prices for fish oil are generally influenced by prices for vegetable fats and oils, such as soybean and palm oils. Thus, the prices for the Company's products are established by worldwide supply and demand relationships over which the Company has no control and tend to fluctuate to a significant extent over the course of a year and from year to year.

  Regulation. The Company's operations are subject to federal, state and local laws and regulations relating to the location and periods in which fishing may be conducted as well as environmental and safety matters. At the state and local level, certain state and local government agencies have either enacted legislation and regulations or have the authority to enact with legislation and regulation to prohibit, restrict or regulate menhaden fishing within their jurisdictional waters. The Company, through its operation of fishing vessels, is subject to the jurisdiction of the U.S. Coast Guard, the National Transportation Safety Board and the U.S. Customs Service. The U.S. Coast Guard and the National Transportation Safety Board set safety standards and are authorized to investigate vessel accidents and recommend improved safety standards. The U.S. Customs Service is authorized to inspect vessels at will.

  The Company's operations are also subject to federal, state and local laws and regulations relating to the protection of the environment, including the federal Water Pollution Control Act of 1972, which was significantly modified in 1977 to deal with toxic water pollutants and re-named as the Clean Water Act, and which imposes strict controls against the discharge of oil and other water pollutants into navigable waters. The Clean Water Act provides penalties for any discharge of pollutants in reportable quantities and, along with the Oil Pollution Act of 1990, imposes substantial liability for the costs of oil removal, remediation and damages. The Company's marine protein operations also are subject to the federal Clean Air Act, as amended; the federal Resource Conservation and Recovery Act, which regulates treatment, storage and disposal of hazardous wastes; the federal Comprehensive Environmental Response, Compensation, and Liability Act, which imposes liability, without regard to fault, on certain classes of persons that contributed to the release of any "hazardous substance" into the environment; and the federal Occupational Safety and Health Act ("OSHA"). The OSHA hazard communications standard, the Environmental Protection Agency community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act and similar state statutes require the Company to organize information about hazardous materials used or produced in its operations. Certain of this information must be provided to employees, state and local governmental authorities and local citizens. Numerous other environmental laws and regulations, along with similar state laws, also apply to the operations of the Company, and all such laws and regulations are subject to change.

  The Company has made, and anticipates that it will make in the future, expenditures in the ordinary course of its business in connection with environmental matters. Such expenditures have not been material in the past and are not expected to be material in the future. However, there is no assurance that environmental laws and regulations enacted in the future will not adversely affect the Company's operations.

  The Company's harvesting operations are subject to certain federal maritime laws and regulations which require, among other things, that the Company be incorporated under the laws of the U.S. or a state, the Company's chief executive officer be a U.S. citizen, no more of the Company's directors be non-citizens than a minority of the number necessary to constitute a quorum and at least 50% of the Company's outstanding capital stock (including a majority of the Company's voting capital stock) be owned by U.S. citizens. If the Company fails to observe any of these requirements, it will not be eligible to conduct its harvesting activities in U.S. jurisdictional waters. Such a loss of eligibility would have a material adverse affect on the Company business, results of operations and financial conditions.

  The Company believes that during the past five years it has substantially complied with all material statutes and regulations applicable to its operations, the failure to comply with which would have had a material adverse impact on its operations.

EMPLOYEES

  At September 30, 1998, the Company employed approximately 1,300 persons. Approximately 111 employees of the Company are represented by an affiliate of the United Food and Commercial Workers Union. During the past five years Omega has not experienced any strike or work stoppage which has had a material impact on its operations. The Company considers its employee relations to be generally satisfactory.

GEOGRAPHICAL INFORMATION

  Certain geographical information with respect to the Company's business is set forth in Note 15 of the Company's Consolidated Financial Statements included in Item 8 of this report.

EXECUTIVE OFFICERS OF THE REGISTRANT

  The names, ages and current offices of the executive officers of the Company, who are to serve until their successors are elected and qualified, are set forth below. Also indicated is the date when each such person commenced serving as an executive officer of the Company.

                                                                      DATE BECAME
                                                                       EXECUTIVE
      NAME AND AGE                         OFFICE                       OFFICER
      ------------                         ------                    -------------
Joseph L. von Rosenberg  Chief Executive Officer, President and        July 1997
 III (40)...............  Director
Robert W. Stockton       Executive Vice President and Chief            July 1997
 (47)...................  Financial Officer
Kelsey D. Short Jr.      Executive Vice President-Operations and     November 1993
 (44)...................  Marketing
Eric T. Furey (36)...... Vice President, General Counsel and         January 1998
                          Corporate Secretary
Bernard H. White (51)... Corporate Vice President                     March 1998

  A description of the business experience during the past five years for each of the executive officers of Omega is set forth below.

  Joseph L. von Rosenberg III is President and Chief Executive Officer of the Company. He has served in these positions since July 1997. Prior to serving in these positions Mr. von Rosenberg served as Executive Vice President of Zapata from November 1995 until April 1998. Prior to becoming Executive Vice President of Zapata, Mr. von Rosenberg served as General Counsel of Zapata from August 1994 to July 1997 and Corporate Secretary of Zapata from June 1993 to July 1997. From August 1994 through November 1995, Mr. von Rosenberg also held the position of Vice President of Zapata. Prior to joining Zapata in June 1993, he served as General Counsel and Corporate Secretary of The Simmons Group.

  Robert W. Stockton is Executive Vice President and Chief Financial Officer of the Company. He has served in these positions since July 1997. For the five years prior to joining the Company, Mr. Stockton was Vice President and Chief Financial Officer of The Simmons Group and also served as Corporate Controller of Proler International Corp.

  Kelsey D. Short Jr. is Executive Vice President-Operations and Marketing of the Company. He has served in this position since December, 1998. From 1993 to 1998, Mr. Short was the Senior Vice President of Marketing and Product Development of the Company. From 1985 to 1993, Mr. Short held a variety of positions in the Company's marketing department, including Regional Sales Manager, Specialty Meal Manager and Director of Product Development.

  Eric T. Furey has served as General Counsel and Corporate Secretary of the Company since January 1998. Mr. Furey served as General Counsel and Corporate Secretary of Zapata from July 1997 to April 1998. He was engaged in the private practice of law for more than five years before joining the Company.

  Bernard H. White was named Corporate Vice President in March 1998. From 1994 to 1998, Mr. White worked as a Public Affairs and Investor Relations Consultant. Prior to that Mr. White served as Vice President--Corporate Affairs of Zapata Corporation.

PROPERTIES

  The Company owns the Reedville, Virginia, Moss Point, Mississippi and Abbeville, Louisiana plants and the real estate on which they are located (except for a small leased parcel comprising a portion of the Abbeville, Louisiana real estate). The Company leases from unaffiliated third parties the real estate on which the Cameron, Louisiana and Morgan City, Louisiana plants are located. The Cameron plant lease provides for a 10 year term ending on June 30, 2002 (with two successive 10 year options) and annual rent of $56,000. The Morgan City plant lease provides for a 5 year term beginning on November 25, 1997 at an annual rent of $220,000. The Company has an option under the Morgan City lease to purchase the plant for $656,000 during the last month of the lease or earlier if all rent through the end of the term is paid.

  As of September 30, 1998, the Company's five processing plants had an aggregate capacity to process approximately 950,000 tons of fish annually. The Company's processing plants are located in coastal areas near the Company's fishing fleet. Annual volume processed varies depending upon menhaden catch and demand. Each plant maintains a dedicated dock to unload fish, fish processing equipment and storage capacity. The Reedville, Virginia facility contains an oil refining plant and net making facility. The Company periodically reviews possible application of new processing technologies in order to enhance productivity and reduce costs.

  In July 1997, the Company commenced construction of a dry dock facility in Moss Point, Mississippi to address the shortage of shoreside maintenance in the U.S. Gulf coast and the increasing costs of these services. The facility was completed in March 1998. The Company is using this facility and other outside facilities to perform routine maintenance to its fishing fleet. The Company also provides shoreside maintenance services to third party vessels if excess capacity exists.

  The Company also leases office space in Houston, Texas for its executive offices pursuant to a sublease with Zapata. The Company believes its facilities are adequate and suitable for its current level of operations. The Company maintains customary workers' compensation insurance, as well as liability, property and marine insurance for all of its operations.

ITEM 3. LEGAL PROCEEDINGS

  The Company is defending various claims and litigation arising from operations. In the opinion of management, any losses resulting from these matters will not have a material adverse affect on the Company's results of operations, cash flows or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matter was submitted to a vote of Omega's stockholders during the fourth quarter of Fiscal 1998.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

  Omega's Common Stock is listed on the New York Stock Exchange. The high and low sales prices for the Common Stock, as reported in the consolidated transactions reporting system, as well as the amounts per share of dividends declared during such periods, for each quarterly period since the Company's initial public offering in April 1998, are shown in the following table. Prior to the Company's initial public offering April 8, 1998, there was no public market for Omega's Common Stock.

                                                          SEPTEMBER 30, JUNE 30,
                                                              1998        1998
                                                          ------------- --------
High sales price.........................................    $17.50      $19.50
Low sales price..........................................      5.50       13.75
Dividends declared.......................................        --          --

  On December 11, 1998, the closing price, as reported by the NYSE, was $8.625 per share. As of December 11, 1998, there were approximately 20 holders of record of Common Stock. This number does not include the stockholders for whom shares are held in a "nominee" or "street" name.

  The Company filed registration statements with the Securities and Exchange Commission on Form S-1 under the Securities Act of 1933 (File No. 333-44967 and 333-49321) which became effective April 2, 1998 and April 3, 1998, respectively. In April and May 1998, the Company sold 4.6 million shares of its Common Stock for an aggregate offering price of $73.6 million. Also pursuant to the Registration Statement, Zapata, as selling stockholder, sold
5.175 million shares for an aggregate offering price of $82.8 million. The net offering proceeds to the Company and Zapata, after underwriting discounts and commissions and expenses, were $68.0 million and $77 million, respectively.

  From the effective date of the Registration Statement through May 7, 1998, the Company incurred expenses of approximately $11.9 million, of which approximately $10.6 million represented underwriting discounts and commissions and approximately $1.3 million represented other estimated expenses related to the Offering.

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

  The Company intends to retain earnings, if any, to support its growth strategy and does not anticipate declaring or paying dividends on its Common Stock in the foreseeable future. Any future determination as to payment of dividends will be made at the discretion of the Board of Directors of the Company and will depend upon the Company's operating results, financial condition, capital requirements, general business conditions and such other factors that the Board of Directors deems relevant. In addition, the payment of cash dividends is limited by the terms of the Company's revolving credit facility. At September 30, 1998, the Company could have declared and paid dividends of $12.1 million in the aggregate within the limitations of the Credit Facility.

  On September 17, 1998, the Company's Board of Directors authorized a program to repurchase up to 4,000,000 shares of its issued and outstanding common stock. No time limit has been placed on the duration of the program and no minimum number or value of shares to be repurchased has been fixed. Subject to applicable securities laws, shares may be repurchased from time to time in the open market or private transactions. Purchases are subject to availability of shares at prices deemed appropriate by the Company and other corporate considerations. Repurchased shares will be held as treasury shares available for general corporate purposes. To date, Omega has not made any repurchases under this program. Omega reserves the right to discontinue the repurchase program at any time.

ITEM 6. SELECTED FINANCIAL DATA

  The following table sets forth certain selected historical consolidated financial information for the periods presented and should be read in conjunction with the Consolidated Financial Statements of the Company included in Item 8 of this Report and the related notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this Report.

                                    YEARS ENDED SEPTEMBER 30,
                            -----------------------------------------------
                              1998        1997       1996    1995    1994
                            --------    --------    ------- ------- -------
                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA:
  Revenues................. $133,555    $117,564(1) $93,609 $94,959 $96,614
  Operating income (loss)..   38,118      18,205     10,504   5,904  (6,896)(3)
  Net Income (loss)........   24,207      10,425      5,928   3,250  (5,220)
Per share income (loss)
 basic.....................     1.11         .53        .30     .17    (.27)
Per share income (loss)
 diluted...................     1.10         .53        .30     .17    (.27)
Cash dividends paid........       --          --         --      --      --
CASH FLOW DATA:
  Capital expenditures.....   21,540       9,825      4,673   5,574   3,671
  Acquisitions of property
   and equipment...........   28,116          --         --      --      --
BALANCE SHEET DATA:
  Working capital.......... $ 80,498    $ 31,396    $20,719 $16,398 $27,472
  Property and equipment,
   net.....................   84,798(2)   40,889     36,511  35,842  30,793
  Total assets.............  193,421     100,440     86,969  85,012  89,533
  Current maturities of
   long-term debt..........    1,114       1,034        487  10,561     531
  Long-term debt...........   11,408      11,294     50,187  50,694  62,367
  Stockholders' equity.....  156,598(4)   64,354(5)  12,029   6,101   2,851

--------
(1) In September 1997, the Company closed the Venture Milling Disposition. See
    Note 2 to Company's Consolidated Financial Statements.
(2) In November 1997, the Company closed both the American Protein Acquisition and the Gulf Protein Acquisition. See Note 2 to Company's Consolidated Financial Statements.
(3) Includes a non-recurring charge of $12.3 million related to a write-down of the Company's assets to estimated fair value which was computed in connection with the Company's contemplated sale in Fiscal 1994. See Note 1 to Company's Consolidated Financial Statements.
(4) The Company's initial public offering closed in April 1998 which resulted in net proceeds to the Company of $68.0 million, of which $33.3 million was used to repay indebtedness. See Note 1 to Company's Consolidated Financial Statements.
(5) In Fiscal 1997, Zapata contributed to the Company $41.9 million existing intercompany debt owed to Zapata by the Company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following is a discussion of the Company's financial condition and results of operations. This discussion should be read in conjunction with the Consolidated Financial Statements of the Company appearing under Item 8 herein.

  Certain amounts applicable to the prior periods have been reclassified to conform to the classifications currently followed. Such reclassifications do not affect earnings or stockholders' equity.

GENERAL

  Omega is the largest U.S. producer of protein-rich meal and oil derived from marine sources. The Company's products are produced from menhaden (a fish found in commercial quantities), including regular grade and value added specialty fish meals, crude and refined fish oils and fish solubles. The Company's fish meal products are used as nutritional feed additives by animal feed manufacturers and by commercial livestock and poultry farmers. The Company's crude fish oil is sold to food producers in Europe and its refined fish oil products are used in aquaculture feeds and certain industrial applications. Fish solubles are sold as protein additives for animal feed and as organic fertilizers.

  The Company owns 66 fishing vessels (50 of which were directly involved in the harvesting operations during Fiscal 1998) and owns 33 and leases 11 aircraft (of which 41 were directly involved in the harvesting operations) that are used to harvest menhaden in coastal waters along the U.S. mid-Atlantic and Gulf of Mexico coasts. The fish catch is processed into regular grade fish meal , specialty fish meals, fish oils and fish solubles at the Company's five plants located in Virginia, Mississippi and Louisiana.

  The Company closed the Venture Milling Disposition on September 16, 1997. The Company also closed the American Protein Acquisition on November 3, 1997 and the Gulf Protein Acquisition on November 25, 1997. Both Acquisitions were accounted for as purchases and, therefore, their results of operations were included in the Company's Statement of Operations as of the closing dates for each Acquisition.

  The following table summarizes the Company's harvesting and production for the indicated periods:

                                                          YEAR ENDED SEPTEMBER
                                                                   30,
                                                         -----------------------
                                                          1998    1997    1996
                                                         ------- ------- -------
      Fish catch (tons)(1).............................. 602,096 507,358 458,917
      Production (tons):
       Fish meal
        Regular grade...................................  73,536  63,835  56,569
        Special Select..................................  63,163  46,409  46,325
        Sea-Lac.........................................  11,917  14,741  10,631
       Oil
        Crude...........................................  68,245  61,905  60,257
        Refined.........................................   7,230   9,657   8,834
       Solubles.........................................  14,995  16,531  17,139
                                                         ------- ------- -------
          Total Production.............................. 239,086 213,078 199,755
                                                         ======= ======= =======

--------
(1) Fish catch has been converted to tons using the National Marine Fisheries Service ("NMFS") fish catch conversion ratio of 670 pounds per 1,000 fish.

  The Company's harvesting season generally extends from May through December in the mid-Atlantic coast and from April through October in the Gulf coast. During the off season, the Company fills purchase orders from the inventory it has accumulated during the fishing season. Prices for the Company's products tend to be lower during the fishing season when product is more abundant than in the off season. Throughout the entire year, prices are significantly influenced by supply and demand in world markets for competing products, particularly soybean meal for its fish meal products and vegetable oils and fats for its fish oil products when used as an alternative to vegetable oils and fats. In an effort to reduce price volatility and to generate higher, more consistent profit margins, the Company has concentrated on the production and marketing of specialty meal products, which generally have higher margins than the Company's regular grade meal.

  During Fiscal years 1998, 1997 and 1996, approximately 35% to 40% of Omega's regular grade fish meal was sold on a two to six month forward contract basis. The balance of regular grade fish meal and other products was substantially sold on a spot basis through purchase orders. The Company's annual revenues are highly dependent on both annual fish catch and inventories carried over from the previous Fiscal year. The Company determines the level of inventory to be carried over based on prevailing market prices of the products and anticipated customer usage and demand during the off season. Thus, production volume does not necessarily correlate with sales volume in the same Fiscal year.

  The following table sets forth the Company's revenues by product and the approximate percentage of total revenues represented thereby, for the indicated periods:

                                        YEAR ENDED SEPTEMBER 30,
                           ----------------------------------------------------
                                 1998             1997               1996
                           ---------------- ------------------ ----------------
                           REVENUES PERCENT REVENUES   PERCENT REVENUES PERCENT
                           -------- ------- --------   ------- -------- -------
Regular Grade.............  $ 35.3    26.4%  $ 23.7      20.2%  $23.6     25.2%
Special Select............    33.9    25.4     25.8      21.9    19.3     20.6
Sea-Lac...................     7.8     5.8      7.1       6.0     4.0      4.3
Crude Oil.................    46.7    35.0     18.6      15.8    20.4     21.8
Refined Oil...............     5.0     3.7      5.2       4.4     4.5      4.8
Fish Solubles.............     3.2     2.4      3.6       3.1     3.2      3.4
Venture Milling...........      --      --     32.0(1)   27.2    17.5     18.7
Nets and Other............     1.6     1.3      1.6       1.4     1.1      1.2
                            ------   -----   ------     -----   -----    -----
    Total.................  $133.5   100.0%  $117.6     100.0%  $93.6    100.0%

--------
(1) The Company closed the Venture Milling Disposition on September 16, 1997.

LIQUIDITY AND CAPITAL RESOURCES

  Prior to the Omega April 1998 initial public offering, Zapata, as the sole stockholder of Omega, caused cash to be moved between the Company and Zapata as each company had cash needs. During Fiscal 1997, Zapata contributed to the Company as equity $41.9 million of inter-company debt owed to Zapata. As a result of the Offering, Zapata and Omega are now separate public companies and each entity's capital resources and liquidity is legally independent of the other and dedicated to its own operations. As a result, the historical liquidity and capital resources of the Company may not be indicative of the Company's future liquidity and capital resources.

  The Company's primary sources of liquidity and capital resources have been cash flows from operations, borrowings from Zapata, bank credit facilities and term loans from various lenders provided pursuant to the Title XI of the Marine Act of 1936 ("Title XI"). These sources of cash flows have been used for capital expenditures (including acquisitions) and payment of long-term debt. The Company expects to finance future expenditures through internally generated cash flows and, if necessary, through funds available from the credit facility and/or Title XI facilities described below.

  Under a program offered through NMFS pursuant to Title XI of the Marine Act of 1936 ("Title XI"), the Company has the ability to secure loans through lenders with terms generally ranging between 12 and 20 years at interest rates between 6% and 8% per annum which are enhanced with a government guaranty to the lender for up to 80% of the financing. The Company's current Title XI borrowings are secured by liens on 14 fishing vessels and mortgages on the Company's Reedville, Virginia and Abbeville, Louisiana plants. In 1996, Title XI borrowing was modified to permit use of proceeds from borrowings obtained through this program for shoreside construction. The Company is currently authorized to receive up to $20.6 million in loans under this program. To date, the Company has used $15.0 million of these funds.

  Omega had an unrestricted cash balance of $49.8 million at September 30, 1998, up $44.3 million from September 30, 1997. This increase was due primarily to the completion of the April 8, 1998 initial public offering and to net cash generated from operations in Fiscal 1998.

  Investing activities used $48.7 million in Fiscal 1998 while using $10.9 million and $4.0 million during Fiscal 1997 and Fiscal 1996. The higher Fiscal 1998 investing activities reflect the Acquisitions. Other than the Acquisitions, the Company's investing activities consisted mainly of capital expenditures for equipment purchases and replacements in the 1996, 1997 and 1998 Fiscal years. The Company anticipates making approximately $17.0 million of capital expenditures in Fiscal 1999, a significant portion of which will be used to refurbish vessels, plant assets and to acquire certain equipment.

  Net financing activities provided $67.4 million during Fiscal 1998 compared with $3.5 in Fiscal 1997 and $10.6 million used in net financing activities in Fiscal 1996. The Fiscal 1998 increase is due primarily to the Company's completed initial public offering which provided $68.0 million in cash. Financing activities also provided $2.6 million pursuant to the Title XI financing program. The Company's net use of cash in Fiscal 1996 was attributable to the Company's repayment of $21.1 million on its revolving line of credit, offset by borrowings of $11.1 million under its bank debt.

  The Company completed its initial public offering on April 8, 1998. Subsequent to the Offering, the underwriters elected to purchase over-allotment options. These issuances generated net proceeds of approximately $68.0 million (after deducting underwriting discounts and commissions and offering expenses). Of these proceeds, the Company used approximately $33.3 million to repay indebtedness to Zapata and $2.1 million to repay bank indebtedness. Of the $33.3 million indebtedness owed to Zapata, $28.1 million was incurred to fund the cash portion of the purchase price for the Acquisitions and the balance was primarily incurred to pay the Company's federal income taxes. The Company has invested the remaining net proceeds in short-term government securities and interest bearing cash equivalents pending their use. The Company intends to use these proceeds to fund possible acquisitions and other capital expenditures as well as for general corporate purposes.

  On August 11, 1998 the Company entered into a $20.0 million revolving credit agreement with SunTrust Bank, South Florida, N.A. (the "Credit Facility") fulfilling the commitment letter dated December 30, 1997. Under the Credit Facility the Company may make borrowings in a principal amount not to exceed $20.0 million at any time. Borrowings under this facility may be used for working capital and capital expenditures. Interest accrues on borrowings that will be outstanding under the Credit Facility at the Company's election, either (i) the bank's prime rate less 75 basis points, or (ii) LIBOR plus a margin based on the Company's financial performance. The Credit Facility is collateralized by all of the Company's trade receivables, inventory and specific computer equipment. The Company and its subsidiaries are required to comply with certain financial covenants, including maintenance of a minimum tangible net worth, debt to tangible net worth ratio, funded debt to cash flow ratio and fixed charges ratio, and certain other covenants. As of September 30, 1998, the Company had no borrowings outstanding under the Credit Facility.

  On September 17, 1998, the Company's Board of Directors approved a stock repurchase program allowing the Company to repurchase up to 4,000,000 shares of its common stock. See "Item 5--Market For Registrant's Common Equity and Related Stockholder Matters." As of December 14, 1998, the Company has not repurchased any shares pursuant to such authorization. To the extent that shares are repurchased under the program, the Company's liquidity and working capital will be correspondingly reduced.

  The Company is continually considering potential transactions including, but not limited to, enhancement of physical facilities to improve production capabilities and the acquisition of other businesses. Certain of the potential transactions reviewed by the Company would, if completed, result in its entering new lines of business, although, in general, these opportunities have been related in some manner to the Company's existing operations. Although the Company does not, as of the date hereof, have any commitment with respect to a material acquisition, it could enter into such agreement in the future.

  The Company believes that the net proceeds from the Offering, together with existing cash, cash equivalents, short-term investments and funds available through its Credit Facility will be sufficient to meet its working capital and capital expenditure requirements through at least the end of 2000.

RESULTS OF OPERATIONS

  The following table sets forth as a percentage of revenues, certain items of the Company's operations for each of the indicated periods:

                                                          YEAR ENDED SEPTEMBER
                                                                   30,
                                                          ---------------------
                                                          1998(1) 1997(2) 1996
                                                          ------- ------- -----
      Revenues...........................................  100.0%  100.0% 100.0%
      Cost of sales......................................   66.6    79.7   83.8
                                                           -----   -----  -----
        Gross profit.....................................   33.4    20.3   16.2
      Selling, general and administrative................    4.9     4.8    5.0
                                                           -----   -----  -----
      Operating income...................................   28.5    15.5   11.2
      Interest expense...................................   (0.1)   (0.5)  (1.1)
      Other (expense) income.............................   (0.2)   (1.1)  (0.1)
                                                           -----   -----  -----
      Income before income taxes.........................   28.2    13.9   10.0
      (Provision) for income taxes.......................  (10.1)   (5.0)  (3.7)
                                                           -----   -----  -----
      Net income.........................................   18.1     8.9    6.3
                                                           =====   =====  =====

--------
(1)The Acquisitions closed on November 3, 1997 and November 25, 1997, respectively.
(2)The Venture Milling Disposition closed on September 16, 1997.

 Fiscal 1998-1997

  Revenues. Fiscal 1998 revenues increased $16.0 million, or 13.6 % from $117.6 million in Fiscal 1997 to $133.6 million in Fiscal 1998. The increase was attributable to increased sales volumes of the Company's specialty meals and oil, and an overall increase in the average selling price of all regular meal products. Increased sales volumes were due to the Acquisitions and additional new sales which were partially offset by the lost Venture Milling revenues (which totalled approximately $32.0 million in fiscal 1997). Average selling prices for the Company's marine protein products continued a trend of increasing in Fiscal 1998, reflecting the Company's continuing emphasis on producing value-added products. Prices for the Company's fish meal and fish oil products improved by 4% and 39% respectively in Fiscal 1998 as compared to Fiscal 1997. During Fiscal 1998, the average per-ton price for fish meal increased to $523 and the average per-ton price for fish oil increased to $615. Sales volumes of fish meal increased approximately 31% in Fiscal 1998 as compared to Fiscal 1997 sales. Sales volume of fish oil increased approximately 56% in Fiscal 1998 as compared to Fiscal 1997 sales. The volume increases are primarily due to increased inventory levels carried forward from Fiscal 1997 and increased production due to the Acquisitions.

  Gross Profit. Gross profit increased $20.9 million, or 87.6%, from $23.8 million in Fiscal 1997 to $44.7 million in Fiscal 1998, resulting from a 13.6% increase in revenues and an increase in gross profit margin from 20.3% to 33.4% in Fiscal 1998. Revenues increased due to the factors indicated above. Gross profit margins increased primarily due to an increase in fish catch of 18.7% from the previous Fiscal year, combined with the divestiture of the high cost Venture Milling operations during late Fiscal 1997.

  Selling, general and administrative expenses. Selling, general and administrative expenses increased $954,000, or 17.0% from $5.6 million in Fiscal 1997 to $6.6 million in Fiscal 1998. As a percentage of revenues, selling, general and administrative expenses were approximately 5.0% in each of Fiscal 1997 and Fiscal 1998. The dollar increase was due primarily to additional staffing necessary for the Company's expanded emphasis on specialty meals and oils.

  Operating income. As a result of the factors discussed above, the Company's operating income increased to $38.1 million in Fiscal 1998 from $18.2 million in Fiscal 1997. As a percentage of revenues, operating income increased from 15.5% in Fiscal 1997 to 28.5% in Fiscal 1998.

  Interest expense. Interest expense declined $424,000 or 71.6% from $592,000 in Fiscal 1997 to $168,000 in Fiscal 1998. This decline resulted from the Company's reduction in its average outstanding borrowings during Fiscal 1998 compared to the 1997 Fiscal year.

  Other (expense) income. Other (expense) income decreased to ($291,000) in Fiscal 1998 from ($1.3 million) in Fiscal 1997. Other expense decreased primarily due to prior year losses in joint ventures, the sale of Venture Milling's assets and the settlement of a lawsuit.

  Income taxes. The Company had the same 36% tax rate for both Fiscal 1998 and Fiscal 1997. The effective tax rates approximate the applicable combined state and federal statutory tax rates for the respective periods.

 Fiscal 1997-1996

  Revenues. Fiscal 1997 revenues increased $24.0 million, or 25.6 % from $93.6 million in Fiscal 1996 to $117.6 million in Fiscal 1997. Of this increase, $14.5 million was attributable to increased sales by Venture Milling. The balance of the increase was attributable to a 26.5% increase in the tons of specialty grade fish meal sold and an overall increase in the average selling price of the Company's products. These increases were offset by a 12.0% decline in the tons of fish oil shipped in Fiscal 1997 due to inventory carryover to the following Fiscal year in anticipation of higher prices, coupled with the Company's lower level of oil inventory carried over from the previous Fiscal year. Excluding Venture Milling revenues, the Company had revenues of $76.1 million in Fiscal 1996 and $85.6 million in Fiscal 1997.

  Gross Profit. Gross profit increased $8.6 million, or 56.8%, from $15.2 million in Fiscal 1996 to $23.8 million in Fiscal 1997. As a percentage of revenues, the Company's gross profit increased from 16.2% in Fiscal 1996 to 20.3% in Fiscal 1997. This increased percentage was primarily the result of increasing sales of the Company's higher margin specialty brand products.

  Selling, general and administrative expenses. Selling, general and administrative expenses increased $923,000, or 19.7% from $4.7 million in Fiscal 1996 to $5.6 million in Fiscal 1997. As a percentage of revenues, selling, general and administrative expenses were approximately 5.0% in each of Fiscal 1996 and Fiscal 1997. The dollar increase was primarily due to a one-time contract payment to the Company's former Chief Executive Officer who retired during Fiscal 1997 and to severance expenses incurred in connection with the reduction of the Company's administrative staff during Fiscal 1997.

  Operating income. As a result of the factors discussed above, the Company's operating income increased to $18.2 million in Fiscal 1997 from $10.5 million in Fiscal 1996. As a percentage of revenues, operating income increased from 11.2% in Fiscal 1996 to 15.5% in Fiscal 1997.

  Interest expense. Interest expense declined $403,000 or 40.5% from $995,000 in Fiscal 1996 to $592,000 in Fiscal 1997. This decline resulted from the Company's reduction in its average outstanding borrowings during Fiscal 1997 compared to the 1996 Fiscal year.

  Other (expense) income. Other (expense) income increased to ($1.3 million) in Fiscal 1997 from ($118,000) in Fiscal 1996. Other expense increased primarily due to losses in joint ventures and the sale of Venture Milling's assets.

  Income taxes. The Company recorded a $5.9 million provision for income tax for Fiscal 1997 for a 36.0% effective tax rate in comparison to a $3.5 million provision, representing a 36.8% effective tax rate for Fiscal 1996. The effective tax rates approximate the applicable combined state and federal statutory tax rates for the respective periods.

RECENTLY ISSUED ACCOUNTING STANDARDS

  In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which is effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. It requires (a) classification of items of other comprehensive income by their nature in a financial statement and (b) display of the accumulated balance of other comprehensive income separate from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Company will adopt the provisions of the statement in Fiscal 1999. The Company anticipates that implementing the provisions of SFAS 130 will not have a significant impact on the Company's existing operations.

  In June 1997, the FASB also issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"), which is effective for periods beginning after December 15, 1997. The statement need not be applied to interim financial statements in the initial year of its application. SFAS 131 establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This Statement supersedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise", but retains the requirement to report information about major customers. The Company will adopt the provisions of the statement in Fiscal 1999. The Company anticipates that implementing the provisions of SFAS 131 will not have a significant impact on the Company's existing operations.

  In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employers Disclosures About Pensions and Other Postretirement Benefits" ("SFAS 132"), which is effective for fiscal years beginning after December 15, 1997. SFAS 132 significantly changes current financial statement disclosure requirements from those that were required under SFAS 87, "Employers' Accounting for Pensions"; SFAS 88, "Employers Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits"; and SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS 132 does not change the existing measurement or recognition provisions of FASB Statement Nos. 87,88 or
106. It requires that additional information be disclosed regarding changes in benefit obligation and fair values of plan assets, standardizes the disclosure requirements for pensions and other postretirement benefits and presents them in one footnote, and eliminates certain disclosures that are no longer considered useful. The Company will adopt the provisions of the statement in Fiscal 1999. The Company anticipates that implementing the provisions of SFAS 132 will not have a significant impact on the Company's existing operations.

  In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS
133), which is effective for fiscal years beginning after June 15, 1999. SFAS 133 establishes standards requiring all derivatives to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. The Company will adopt the provisions of the statement in Fiscal 2000. The Company anticipates that implementing the provisions of SFAS 133 will not have a significant impact on the Company's existing operations.

YEAR 2000 SYSTEM ISSUES

  The Year 2000 ("Y2K") issue is the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Some computer systems will be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to disruptions in operations.

  The Company is aware of the issues surrounding the Y2K and the problems that may occur. In 1997 the Company developed a program for Y2K compliance. Since 1997 the Company has converted most of its computer information systems to enable proper processing of critical management information systems ("MIS") related to the Y2K issue and beyond. To conform the remaining system to be Y2K compliant requires a new purchasing application. A new purchasing system has been selected and implementation is expected to be completed by April 1999. Critical MIS systems consist of software programs such as the operating system, spreadsheets, accounting and financial programs. Testing methodology involved changing the date on the system being tested to be in the year 2000 and then exercising all relevant applications to verify Y2K compliance. The Company's current estimates indicate that the costs of addressing potential problems are not expected to have a material impact upon the Company's financial position, result of operations or cash flows in future periods. To date, the cost of the Company's Y2K Compliance program (including software conversion) has been immaterial.

  The Company continues to evaluate its non-critical MIS systems and expects that they will be compliant prior to the year 2000. Non-critical MIS systems refer to embedded technology such as micro controllers found in computers and other hardware systems that the Company has identified as non-critical MIS systems. Non-critical MIS systems are those that would not cause a disruption in any harvesting or manufacturing application involved in producing product.

  Internal systems are not the only ones that may have a material effect on the Company. External relationships to the Company, such as vendors and customers may also impact the Company by their inability to deliver goods and services required by the Company to operate. Customers could impact the Company by their inability to operate, reducing the sale of product, or their inability to pay the Company for products purchased. The Company has decided to address this issue in Fiscal 1999 by identifying major vendors and customers and sending surveys to discover their level of Y2K compliance. Major vendors are defined as those that provide critical goods or services to the Company or those that provide critical components to the Company (such as fuel suppliers and financial institutions). Major customers are identified as those customers that are at the greatest risk of being impacted by the Y2K problem (mainly large domestic and foreign industrial and commercial customers). The projected completion date of system surveys of external parties is June 30, 1999. There can be no guarantee that the systems of other companies on which Omega's systems rely will be timely converted or that a failure to convert by another company or that a conversion that is incompatible with the Company's systems, would not have a material adverse affect on the Company.

  At this point in time, management has not engaged any firm, nor does it plan to engage any firm, to perform an independent verification and validation of the Company's Y2K compliance.

  At present, the Company does not have a contingency plan in place to specifically cover the Y2K issues. However, the Company's management continues to evaluate its systems and expects that all of its systems will be compliant prior to the year 2000.

SEASONALITY AND QUARTERLY RESULTS

  The Company's menhaden harvesting and processing business is seasonal in nature. The Company generally has higher sales during the menhaden harvesting season (which includes the third and fourth quarter of each Fiscal year) due to increased product availability, but prices during the fishing season tend to be lower than during the off-season. As a result, the Company's quarterly operating results have fluctuated in the past and may fluctuate in the future. In addition, from time to time the Company defers sales of inventory based on worldwide prices for competing products that affect prices for the Company's products which may affect comparable period comparisons. Certain quarterly financial data contained in Note 16 to the Company's Consolidated Financial Statements included in Item 8 of this Report is incorporated herein by reference.

SIGNIFICANT FACTORS THAT MAY AFFECT FORWARD-LOOKING STATEMENTS

  The Company wishes to caution investors that the following significant factors, and those factors described elsewhere in this Report, other filings by the Company with the SEC from time to time and press releases issued by the Company, could affect the Company's actual results causing such results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company:

    1. The Company's ability to meet its raw material requirements through its annual menhaden harvest, which is subject to fluctuation due to natural conditions over which the Company has no control, such as varying fish population, adverse weather conditions and disease.

    2. The impact on the prices for the Company's products of worldwide supply and demand relationships over which the Company has no control and which tend to fluctuate to a significant extent over the course of a year and from year to year.

    3. The impact of a violation by the Company of federal, state and local laws and regulations relating to menhaden fishing and the protection of the environment and the health and safety of its employees or of the adoption of new laws and regulations, or stricter interpretations of existing laws or regulations that materially adversely affect the Company's business.

    4. The impact if the Company cannot harvest menhaden in U.S.
  jurisdictional waters if the Company fails to comply with U.S. citizenship ownership requirements.

    5. Risks inherent with the Company's venture into the sale of refined, non-hydrogenated menhaden oil for consumption in the U.S., including the unproven market for this product.

    6. Fluctuations in the Company's quarterly operating results due to the seasonality of the Company's business and the Company's deferral of sales of inventory based on worldwide prices for competing products.

    7. The ability of the Company to retain and recruit key officers and qualified personnel, vessel captains and crew members.

    8. Risks associated with the strength of local currencies of the countries in which its products are sold, changes in social, political and economic conditions inherent in foreign operations and international trade, including changes in the law and policies that govern foreign investment and international trade in such countries, changes in U.S. laws and regulations relating to foreign investment and trade, changes of tax or other laws, partial or total expatriation, currency exchange rate fluctuations and restrictions on currency repatriation, the disruption of labor, political disturbances, insurrection or war and the effect of requirements of partial local ownership of operations in certain countries.

    9. The unanticipated impact of Year 2000 issues, including the Company's ability to address Year 2000 compliance and to develop information technology and management information systems to support strategic goals while continuing to control costs and expenses and counter-party issues.

ITEM 7.A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

  Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS

November 18, 1998

To the Stockholders and Board of Directors,
 Omega Protein Corporation:

  In our opinion, the accompanying consolidated balance sheet of Omega Protein Corporation (the "Company") as of September 30, 1998 and 1997 and the related consolidated statements of operations and shareholders' equity and of cash flows presents fairly, in all material respects, the financial position of the Company and its subsidiaries at September 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1998 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

                           OMEGA PROTEIN CORPORATION

                           CONSOLIDATED BALANCE SHEET

                                                         SEPTEMBER 30, SEPTEMBER 30,
                         ASSETS                              1998          1997
                         ------                          ------------- -------------
                                                               (IN THOUSANDS)
Current assets:
  Cash and cash equivalents.............................   $ 49,768      $  5,504
  Receivables, net......................................     11,903         9,936
  Inventories...........................................     40,784        38,448
  Prepaid expenses and other current assets.............        351           746
                                                           --------      --------
    Total current assets................................    102,806        54,634
                                                           --------      --------
Other assets............................................      5,817         4,917
                                                           --------      --------
Property and equipment, net.............................     84,798        40,889
                                                           --------      --------
      Total assets......................................   $193,421      $100,440
                                                           ========      ========
          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------
Current liabilities:
  Current maturities of long-term debt..................   $  1,114      $  1,034
  Accounts payable......................................      2,012         1,622
  Accrued liabilities...................................     18,883        15,423
  Amounts due to parent.................................        299         5,159
                                                           --------      --------
    Total current liabilities...........................     22,308        23,238
                                                           --------      --------
Long-term debt..........................................     11,408        11,294
                                                           --------      --------
Deferred income taxes...................................      2,732         1,180
                                                           --------      --------
Other liabilities.......................................        375           374
                                                           --------      --------
Commitments and contingencies (Note 14)
Stockholders' equity:
  Preferred Stock. $0.01 par value: authorized
   10,000,000 shares: none issued.
  Common Stock. $0.01 par value: authorized 80,000,000
   shares: 24,276,812 shares and 19,676,000 shares
   issued and outstanding respectively..................        243           197
  Capital in excess of par value........................    111,722        43,731
  Reinvested earnings from October 1, 1990..............     44,633        20,426
                                                           --------      --------
    Total stockholders' equity..........................    156,598        64,354
                                                           --------      --------
      Total liabilities and stockholders' equity........   $193,421      $100,440
                                                           ========      ========

   The accompanying notes are an integral part of the consolidated financial statements.

                           OMEGA PROTEIN CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                  YEARS ENDED SEPTEMBER 30,
                                                  ---------------------------
                                                    1998      1997     1996
                                                  --------  --------  -------
                                                       (IN THOUSANDS,
                                                  EXCEPT PER SHARE AMOUNTS)
Revenues......................................... $133,555  $117,564  $93,609
Cost of sales....................................   88,870    93,746   78,415
                                                  --------  --------  -------
Gross Profit.....................................   44,685    23,818   15,194
Selling, general, and administrative.............    6,567     5,613    4,690
                                                  --------  --------  -------
Operating income ................................   38,118    18,205   10,504
Interest income (expense), net...................     (168)     (592)    (995)
Other income (expense), net......................     (291)   (1,328)    (118)
                                                  --------  --------  -------
Income before income taxes.......................   37,659    16,285    9,391
Provision for income taxes.......................   13,452     5,860    3,463
                                                  --------  --------  -------
Net income....................................... $ 24,207  $ 10,425  $ 5,928
                                                  ========  ========  =======
Earnings per share (basic)....................... $   1.11  $   0.53  $  0.30
                                                  ========  ========  =======
Average common shares outstanding................   21,901    19,676   19,676
                                                  ========  ========  =======
Earnings per share (diluted)..................... $   1.10  $   0.53  $  0.30
                                                  ========  ========  =======
Average common shares and common share equiva-
 lents outstanding...............................   22,021    19,676   19,676
                                                  ========  ========  =======


   The accompanying notes are an integral part of the consolidated financial statements.

                           OMEGA PROTEIN CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                  YEARS ENDED SEPTEMBER 30,
                                                  ----------------------------
                                                    1998      1997      1996
                                                  --------  --------  --------
                                                        (IN THOUSANDS)
Cash flow provided by (used in) operating
 activities:
  Net income..................................... $ 24,207  $ 10,425  $  5,928
  Adjustments to reconcile net income to net cash
   provided by operating activities:
  (Gain) loss on disposal of assets, net.........     (101)      483        42
  Depreciation and amortization..................    6,351     4,868     4,210
  Deferred income taxes..........................    1,552       743       389
  Changes in assets and liabilities:
    Receivables..................................   (1,967)     (836)    3,762
    Inventories..................................   (2,336)   (9,291)   (3,614)
    Accounts payable and accrued liabilities.....    3,850       604     4,832
    Amounts due to parent........................   (4,860)    2,433     2,726
    Other, net...................................   (1,180)      624    (2,053)
                                                  --------  --------  --------
      Total adjustments..........................    1,309      (372)   10,294
                                                  --------  --------  --------
      Net cash provided by operating activities..   25,516    10,053    16,222
                                                  --------  --------  --------
Cash flow provided by (used in) investing
 activities:
  Proceeds from sale of assets, net..............    1,006      (771)      624
  Increase in notes receivable...................      --       (334)      --
  Capital expenditures...........................  (21,540)   (9,825)   (4,673)
  Acquisitions of property and equipment.........  (28,116)      --        --
                                                  --------  --------  --------
      Net cash (used in) investing activities....  (48,650)  (10,930)   (4,049)
                                                  --------  --------  --------
Cash flow provided by (used in) financing
 activities:
  Proceeds from issuance of common stock.........   68,037       --        --
  Proceeds from borrowings--Bank debt............    2,644     4,061    11,100
  Proceeds from borrowings--Parent...............   28,116       --        --
  Repayments on borrowings--Parent...............  (28,116)      --        --
  Payments on revolving line of credit...........      --        --    (21,100)
  Principal payments of short and long-term debt
   obligations...................................   (3,283)     (579)     (581)
                                                  --------  --------  --------
      Net cash provided by (used in) financing
       activities................................   67,398     3,482   (10,581)
                                                  --------  --------  --------
Net increase in cash and cash equivalents........   44,264     2,605     1,592
Cash and cash equivalents at beginning of year...    5,504     2,899     1,307
                                                  --------  --------  --------
Cash and cash equivalents at end of year......... $ 49,768  $  5,504  $  2,899
                                                  ========  ========  ========

   The accompanying notes are an integral part of the consolidated financial statements.

                           OMEGA PROTEIN CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                PREFERRED
                                  STOCK     COMMON STOCK  CAPITAL IN
                              ------------- ------------- EXCESS OF  REINVESTED
                              SHARES AMOUNT SHARES AMOUNT PAR VALUE   EARNINGS
                              ------ ------ ------ ------ ---------- ----------
                                               (IN THOUSANDS)
Balance at September 30,
 1995........................    --  $  --  19,676  $197   $  1,831   $ 4,073
  Net income.................    --     --      --    --         --     5,928
                               ----  -----  ------  ----   --------   -------
Balance at September 30,
 1996........................    --     --  19,676   197      1,831    10,001
  Net income.................    --     --      --    --         --    10,425
  Capital contribution from
   parent....................    --     --      --    --     41,900        --
                               ----  -----  ------  ----   --------   -------
Balance at September 30,
 1997........................    --     --  19,676   197     43,731    20,426
  Initial public offering of
   common stock..............    --     --   4,600    46     67,991        --
  Net income.................    --     --      --    --         --    24,207
                               ----  -----  ------  ----   --------   -------
Balance at September 30,
 1998........................    --  $  --  24,276  $243   $111,722   $44,633
                               ====  =====  ======  ====   ========   =======



   The accompanying notes are an integral part of the consolidated financial statements.

                           OMEGA PROTEIN CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES SUMMARY OF OPERATIONS AND BASIS OF PRESENTATION

 Business Description

  Omega Protein Corporation ("Omega" or the "Company"), produces and markets a variety of products produced from menhaden (a fish found in commercial quantities), including regular grade and value added specialty fish meals, crude and refined fish oils and fish solubles. The Company's fish meal products are used as nutritional feed ingredients by animal feed manufacturers and by commercial livestock and poultry farmers. The Company's crude fish oil is sold primarily to food producers in Europe, and its refined fish oil products are used in aquaculture feeds and certain industrial applications. Fish solubles are sold as protein additives for animal feed and as organic fertilizers.

  On January 26, 1998, Marine Genetics Corporation ("Marine Genetics") merged into Omega, a Nevada corporation wholly owned by Zapata Corporation ("Zapata"), with Omega being the surviving entity. The common control merger was accounted for at historical cost in a manner similar to that of a pooling of interests accounting. In connection with the merger, Marine Genetics outstanding Common Stock was converted into Omega Common Stock at the rate of one share for 19,676 shares of Omega Common Stock and Omega's pre-merger outstanding Common Stock was cancelled and treated as treasury stock.

  On April 8, 1998, the Company completed an initial public offering of 8,500,000 of its common stock at a gross price of $16.00 per share. On May 7, 1998, the Underwriters exercised their option to acquire 1,275,000 additional shares at the same gross price. Of the 9,775,000 total shares sold in the offering, the Company issued and sold 4,600,000 shares, and Zapata sold 5,175,000 shares. Immediately following the offering Zapata owned approximately 59.7% of the shares of the Company's outstanding Common Stock.

 Consolidation

  The consolidated financial statements include the accounts of Omega and its wholly and majority owned subsidiaries. Investments in affiliated companies and joint ventures representing a 20% to 50% voting interest are accounted for using the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company accounts for the results of its operations on a fiscal year basis ending September 30.

 Revenue Recognition

  The Company recognizes revenue for the sale of its products when title to its products is transferred to the customer.

 Inventories

  The Company's fishing season runs from mid-April to the end of October in the Gulf Coast and from the beginning of May to the end of December in the Atlantic Coast. Government regulations preclude the Company from fishing during the off-seasons. During the off-seasons, the Company incurs costs (i.e., plant and vessel-related labor, utilities, rent and depreciation) that are directly related to the Company's infrastructure that will be used in the upcoming fishing season. Costs that are incurred subsequent to a fish catch are deferred until the next season and are included with inventory. Fishing product inventories and materials, parts and supplies are stated at the lower of cost (average cost) or market.

                           OMEGA PROTEIN CORPORATION

  The Company's inventory cost system considers all costs, both variable and fixed, associated with an annual fish catch and it's processing. The Company's costing system allocates cost to inventory quantities on a per unit basis as calculated by a formula that considers total estimated inventoriable costs for a fishing season (including off-season costs) to total estimated fish catch and the relative fair market value of the individual products produced. The Company adjusts the cost of sales, off-season costs and inventory balances at the end of each quarter based on revised estimates of total inventoriable costs and fish catch.

 Income Taxes

  The Company utilizes the liability method to account for income taxes. This method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of existing temporary differences between the financial reporting and tax reporting basis of assets and liabilities, and operating loss and tax credit carryforwards for tax purposes. Prior to the completion of the Company's public offering in April 1998, the Company was included in Zapata's consolidated U.S. federal income tax return and its income tax effects reflected on a separate return basis for financial reporting purposes.

 Property, Equipment and Depreciation

  Property and equipment are initially recorded at cost except as adjusted by the quasi-reorganization as of October 1, 1990. Because of the quasi-reorganization, the carrying value of the assets was reduced to estimated fair value.

  Depreciation of property and equipment is computed by the straight-line method at rates expected to amortize the cost of property and equipment, net of salvage value, over their estimated useful lives. Estimated useful lives of assets acquired new, determined as of the date of acquisition are as follows:

                                                                    USEFUL LIVES
                                                                      (YEARS)
                                                                    ------------
      Fishing vessels and fish processing plants...................    15-20
      Furniture and fixtures.......................................     3-10

  Replacements and major improvements are capitalized; maintenance and repairs are charged to expense as incurred. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from the accounts. Any resulting gains or losses are included in the statement of operations. The Company periodically evaluates its long-lived assets for impairment if events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

 Concentrations of Credit Risk

  Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company's customer base generally remains consistent from year to year. The Company performs ongoing credit evaluations of its customers and generally does not require material collateral. The Company maintains reserves for potential credit losses and such losses have historically been within managements expectations.

  At September 30, 1998 and 1997, the Company had cash deposits concentrated primarily in two major banks. In addition, the Company had Certificates of Deposit and commercial quality grade A2P2 rated or better securities paper with companies and financial institutions. As a result of the foregoing, the Company believes that credit risk in such investments is minimal.

                           OMEGA PROTEIN CORPORATION

 Earnings per Share

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

 Recently Issued Accounting Standards

  In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which is effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. It requires (a) classification of items of other comprehensive income by their nature in a financial statement and (b) display of the accumulated balance of other comprehensive income separate from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Company will adopt the provisions of the statement in Fiscal 1999. The Company anticipates that implementing the provisions of SFAS 130 will not have a significant impact on the Company's existing operations.

  In June 1997, the FASB also issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"), which is effective for periods beginning after December 15, 1997. The statement need not be applied to interim financial statements in the initial year of its application. SFAS 131 establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This Statement supersedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise", but retains the requirement to report information about major customers. The Company will adopt the provisions of the statement in Fiscal 1999.

  In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employers Disclosures About Pensions and Other Postretirement Benefits" ("SFAS 132"), which is effective for fiscal years beginning after December 15, 1997. SFAS 132 significantly changes current financial statement disclosure requirements from those that were required under SFAS 87, "Employers' Accounting for Pensions"; SFAS 88, "Employers Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits"; and SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS 132 does not change the existing measurement or recognition provisions of FASB Statement Nos. 87,88 or
106. It requires that additional information be disclosed regarding changes in benefit obligation and fair values of plan assets, standardizes the disclosure requirements for pensions and other postretirement benefits and presents them in one footnote, and eliminates certain disclosures that are no longer considered useful. The Company will adopt the provisions of the statement in Fiscal 1999.

  In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS
133), which is effective for fiscal years beginning after June 15, 1999. SFAS 133 establishes standards requiring all derivatives to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. The Company will adopt the provisions of the statement in Fiscal 2000. The Company anticipates that implementing the provisions of SFAS 133 will not have a significant impact on the Company's existing operations.

                           OMEGA PROTEIN CORPORATION

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Quasi-Reorganization

  In connection with the comprehensive restructuring accomplished in 1991, the Company, in conjunction with Zapata, implemented, for accounting purposes, a "quasi-reorganization," an elective accounting procedure that permits a company that has emerged from previous financial difficulty to restate its accounts and establish a fresh start in an accounting sense. After implementation of the accounting quasi-reorganization, the Company's assets and liabilities were revalued and its deficit in reinvested earnings was charged to capital in excess of par value. The Company effected the accounting quasi-reorganization as of October 1, 1990.

 Reclassifications

  During 1998, reclassifications of prior year information have been made to conform with the current year presentation. These reclassifications had no effect on net income or stockholders' equity reported for prior periods.

NOTE 2. ASSET ACQUISITIONS AND DIVESTITURES

  On November 3, 1997, the Company acquired the fishing and processing assets of American Protein, Inc. ("American Protein") which operated ten fishing vessels and a menhaden processing plant in the Chesapeake Bay area, for $14.5 million in cash (the "American Protein Acquisition"). American Protein's facilities were located in close proximity to the Company's Reedville, Virginia facility. Shortly after completing this transaction, the Company closed the American Protein processing plant and began integrating its assets into the Company's existing operations.

  On November 25, 1997, the Company purchased the fishing and processing assets of Gulf Protein, Inc. ("Gulf Protein"). which included six fishing vessels, five spotter planes, and the processing equipment located at the Gulf Protein plant near Morgan City, Louisiana for $13.6 million in cash and the assumption of $883,000 in liabilities (the "Gulf Protein Acquisition"). The Company accounted for this acquisition as a purchase; thus, the results of operations began being included in the Company's Statement of Operations beginning November 25, 1997. In connection with the Gulf Protein Acquisition, the Company also entered a five-year lease for the Gulf Protein plant at a $220,000 annual rental rate. The Company is currently upgrading this plant's processing capabilities so that it can manufacture specialty meals.

  These acquisitions were financed by a $28.1 million intercompany loan from Zapata. The interest rate on this loan was 8.5% and was repayable in quarterly installments beginning May 1, 1998. The loan, which was to mature on August 1, 2002, was prepaid in May 1998 with a portion of the proceeds from the Company's initial public offering described in Note 1.

  On September 16, 1997, the Company's wholly owned subsidiary, Venture Milling Company, a Delaware corporation ("Venture Milling"), sold substantially all of its assets to an unrelated third party (the "Venture Milling Disposition"). Venture Milling was primarily in the business of blending different animal protein products (i.e. fish meal, blood meal, and feather meal for sale to producers of feed for broilers and other animals with low nutritional requirements). The Company's net income for the 1997 and 1996 fiscal years was not materially impacted by activity related to Venture Milling. The Venture Milling Disposition resulted in a $531,000 pre-tax loss to the Company in the fourth quarter of fiscal 1997 and did not have a material impact on the Company's balance sheet since Venture Milling leased most of the assets employed in its operations.

                           OMEGA PROTEIN CORPORATION

NOTE 3. ACCOUNTS RECEIVABLE

  Accounts receivable as of September 30, 1998 and 1997 are summarized as follows:

                                                                 1998     1997
                                                                -------  ------
                                                                (IN THOUSANDS)
      Trade.................................................... $ 9,503  $8,821
      Insurance................................................     522     795
      Employee.................................................     115      95
      Income tax...............................................   1,507      --
      Other....................................................     448     401
                                                                -------  ------
                                                                 12,095  10,112
      Less allowance for doubtful accounts.....................    (192)   (176)
                                                                -------  ------
                                                                $11,903  $9,936
                                                                =======  ======

NOTE 4. INVENTORY

  Inventory as of September 30, 1998 and 1997 is summarized as follows:

                                                                1998     1997
                                                               -------  -------
                                                               (IN THOUSANDS)
      Fish meal............................................... $19,478  $19,048
      Fish oil................................................  12,269   12,746
      Fish solubles...........................................   1,144      983
      Off season cost.........................................   3,329    2,420
      Materials & supplies....................................   4,620    3,353
      Other...................................................      46       --
      Less oil inventory reserve..............................    (102)    (102)
                                                               -------  -------
      Total inventory......................................... $40,784  $38,448
                                                               =======  =======

NOTE 5. OTHER ASSETS:

  Other assets as of September 30, 1998 and 1997 are summarized as follows:

                                                                   1998   1997
                                                                  ------ ------
                                                                       (IN
                                                                   THOUSANDS)
      Fishing nets............................................... $1,303 $1,309
      Prepaid pension cost.......................................  2,927  2,588
      Title XI loan origination fee..............................    422    359
      Note receivable............................................    387     --
      Property held for resale...................................     --    304
      Deposits...................................................    116    116
      Investments in unconsolidated affiliates...................     78    188
      Miscellaneous..............................................    584     53
                                                                  ------ ------
                                                                  $5,817 $4,917
                                                                  ====== ======

  Amortization expense for fishing nets amounted to $879,000, $965,000 and $1.0 million for the years ended September 30, 1998, 1997 and 1996, respectively.

                           OMEGA PROTEIN CORPORATION

NOTE 6. PROPERTY AND EQUIPMENT

  Property and equipment as of September 30, 1998 and 1997 are summarized as follows:

                                                               1998      1997
                                                             --------  --------
                                                              (IN THOUSANDS)
      Land.................................................. $  5,349  $  3,967
      Plant assets..........................................   52,077    38,310
      Fishing vessels.......................................   59,088    30,101
      Furniture and fixtures................................    1,445     1,692
      Other.................................................    7,769     2,304
                                                             --------  --------
                                                              125,728    76,374
      Less accumulated depreciation and impairment..........  (40,930)  (35,485)
                                                             --------  --------
                                                             $ 84,798  $ 40,889
                                                             ========  ========

  Depreciation expense for the years ended September 30, 1998, 1997 and 1996 was $5.5 million, $3.6 million and $3.2 million, respectively.

NOTE 7. NOTES PAYABLE AND LONG-TERM DEBT

  At September 30, 1998 and 1997, the Company's long-term debt consisted of the following:

                                                                 1998    1997
                                                                ------- -------
U. S. government guaranteed obligations (Title XI loan)
 collateralized by a first lien on certain vessels and certain plant assets:
  Amounts due in installments through 2011, interest from
   6.63% to 8.25%.............................................  $11,152 $ 8,678
  Amounts due in installments through 2014, interest at
   Eurodollar rates plus .45% ; 6.14% and 6.17% at September
   30, 1998 and 1997, respectively............................    1,270   1,350
Term note due 2002, interest at prime or Eurodollar rates plus
 1.75%; 8.5% at September 30, 1997, collateralized by certain
 assets of the Company........................................       --   2,175
Other debt at 4% at September 30, 1998 and 1997...............      100     125
                                                                ------- -------
Total debt....................................................   12,522  12,328
    Less current maturities...................................    1,114   1,034
                                                                ------- -------
Long-term debt................................................  $11,408 $11,294
                                                                ======= =======

  At September 30, 1998 and 1997, the estimated fair value of debt obligations approximated book value.

  In 1995, the Company entered into a loan agreement with Internationale Nederlanden (U.S.) Capital Corporation ("ING Loan Agreement"). The ING Loan Agreement provided the Company with a $15 million revolving credit facility that was due June 30, 1997. The ING Loan Agreement was terminated in Fiscal 1997.

  On May 12, 1998, the Company closed on its Fiscal 1998 Title XI application and received $2.6 million of additional Title XI borrowings for qualified Title XI projects. The Company is currently authorized to receive up

                           OMEGA PROTEIN CORPORATION
to $20.6 million in loans under the Title XI program. To date the Company has used $15.0 million of the authorized Title XI funds. At September 30, 1998, the Company was in compliance with all restrictive covenants contained in the Title XI borrowing agreements. Under the most restrictive of these covenants, the Company was required to maintain a current ratio of at least 1.25:1 and maintain a debt to equity ratio of not more than 2:1. Covenants also limit capital expenditures and investments.

  On August 11, 1998 the Company entered into a two year $20.0 million revolving credit agreement with SunTrust Bank, South Florida, N.A.(the "Credit Facility") fulfilling the commitment letter dated December 30, 1997. Under the Credit Facility the Company may make borrowings in a principal amount not to exceed $20.0 million at any time. Borrowings under this facility may be used for working capital and capital expenditures. Interest accrues on borrowings that will be outstanding under the Credit Facility at the Company's election, either (i) the bank's prime rate less 75 basis points, or (ii) LIBOR plus a margin based on the Company's financial performance. The revolving credit agreement requires a per annum commitment fee of one-eighth of a percent (0.125%) on the average daily unused portion of the commitment of the Lender. The Credit Facility is collateralized by all of the Company's trade receivables, inventory and specific computer equipment. The Company and its subsidiaries are required to comply with certain financial covenants, including maintenance of a minimum tangible net worth, debt to tangible net worth ratio, funded debt to cash flow ratio and fixed charges ratio, and certain other covenants. As of September 30, 1998, the Company had no borrowings outstanding under the Credit Facility

 Annual Maturities

  The annual maturities of long-term debt for the five years ending September 30, 2003 are as follows (in thousands):

       1999              2000                       2001                       2002                       2003
       ----              ----                       ----                       ----                       ----
      $1,114             $765                       $813                       $863                       $918

NOTE 8. CASH FLOW AND EARNINGS PER SHARE INFORMATION

  For purposes of the statement of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.

  Net cash provided by operating activities reflects cash payments of interest and income taxes.

                                                             1998    1997  1996
                                                            ------- ------ ----
                                                              (IN THOUSANDS)
      Cash paid during the fiscal year for:
        Interest........................................... $   883 $  560 $950
        Income tax.........................................  17,803  2,851  365

  During fiscal 1997, the Company completed the Venture Milling Disposition for cash proceeds of $180,000. Cash of $1,128,000 was included in the net assets acquired by the third party purchaser. Additionally during Fiscal 1997, the Company sold various other assets for cash proceeds of $177,000. The following summarizes these transactions:

      Cash received by the Company for sale of assets............  $   177,000
      Cash received by the Company for the sale of various assets
       of Venture................................................      180,000
      Cash included with Venture's net assets sold...............   (1,128,000)
                                                                   -----------
      Proceeds from the sale of assets, net......................  $ ( 771,000)
                                                                   ===========

                           OMEGA PROTEIN CORPORATION

  Following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (in thousands except share and per share data).

                                                      FOR THE YEAR ENDED SEPTEMBER 30,
                      --------------------------------------------------------------------------------------------------
                                    1998                             1997                             1996
                      -------------------------------- -------------------------------- --------------------------------
                                                 PER-                             PER-                             PER-
                        INCOME       SHARES     SHARE    INCOME       SHARES     SHARE    INCOME       SHARES     SHARE
                      (NUMERATOR) (DENOMINATOR) AMOUNT (NUMERATOR) (DENOMINATOR) AMOUNT (NUMERATOR) (DENOMINATOR) AMOUNT
                      ----------- ------------- ------ ----------- ------------- ------ ----------- ------------- ------
Net Income ..........   $24,207          --              $10,425          --              $5,928           --
                        -------      ------              -------      ------              ------       ------
Basic EPS
 Income available to
  common
  stockholders.......    24,207      21,901     $1.11     10,425      19,676      $.53     5,928       19,676      $.30
                                                =====                             ====                             ====
Effect of Dilutive
 Stock option
  grants.............        --         120                   --          --                  --           --
                        -------      ------              -------      ------              ------       ------
Diluted EPS
 Income available to
  common stockholders
  plus assumed
  conversions........   $24,207      22,021     $1.10    $10,425      19,676      $.53    $5,928       19,676      $.30
                        =======      ======     =====    =======      ======      ====    ======       ======      ====

NOTE 9. INCOME TAXES

  The Company's provision for income tax expense consisted of the following:

                                                            FOR THE YEAR ENDED
                                                               SEPTEMBER 30,
                                                           ---------------------
                                                            1998    1997   1996
                                                           ------- ------ ------
                                                              (IN THOUSANDS)
Current:
  State................................................... $ 1,080 $  489 $  348
  U.S.....................................................  10,820  4,628  2,726
Deferred:
  State...................................................      50     --     --
  U.S.....................................................   1,502    743    389
                                                           ------- ------ ------
                                                           $13,452 $5,860 $3,463
                                                           ======= ====== ======

  As of September 30, 1998, for federal income tax purposes, the Company has approximately $588,000 of investment tax credit carryforwards expiring in 1999 through 2001, $1,033,000 in net operating losses expiring in 2006-2012, and approximately $194,000 in alternative minimum tax credit carryforward.

  The following table reconciles the income tax provisions computed using the U.S. statutory rate of 35% to the provisions reflected in the financial statements.

                                                         FOR THE YEAR ENDED
                                                            SEPTEMBER 30,
                                                        -----------------------
                                                         1998     1997    1996
                                                        -------  ------  ------
                                                           (IN THOUSANDS)
      Taxes at statutory rate.......................... $13,181  $5,700  $3,193
      Foreign sales corporation exempt income..........    (906)   (252)     --
      State taxes, net of federal benefit..............     735     318     230
      Other............................................     442      94      40
                                                        -------  ------  ------
                                                        $13,452  $5,860  $3,463
                                                        =======  ======  ======

                           OMEGA PROTEIN CORPORATION

  Temporary differences and tax credit carryforwards that gave rise to significant portions of deferred tax assets and liabilities as of September 30, 1998 and 1997 are as follows:

                                                               1998     1997
                                                              -------  -------
                                                              (IN THOUSANDS)
Deferred tax assets:
  Asset write-downs and accruals not yet deductible.......... $ 1,148  $ 1,221
  Investment tax credit carryforwards........................     588      610
  Alternative minimum tax credit carryforwards...............     194      194
  Equity in loss of unconsolidated affiliates................     306      146
  Net operating loss carryforward............................     362      351
  Other......................................................      91       16
                                                              -------  -------
    Total deferred tax assets................................ $ 2,689  $ 2,538
                                                              -------  -------
Deferred tax liabilities:
  Property and equipment.....................................  (4,020)  (2,738)
  Pension and other retirement benefits......................  (1,024)    (880)
  State income tax...........................................    (150)    (100)
  Other......................................................    (227)      --
                                                              -------  -------
    Total deferred tax liabilities........................... $(5,421) $(3,718)
                                                              -------  -------
    Net deferred tax liability............................... $(2,732) $(1,180)
                                                              =======  =======

NOTE 10. ACCRUED LIABILITIES

  Accrued liabilities as of September 30, 1998 and 1997 are summarized as follows:

                                                                 1998    1997
                                                                ------- -------
                                                                (IN THOUSANDS)
      Salary and benefits...................................... $11,587 $ 8,257
      Insurance ...............................................   3,102   3,618
      Taxes, other than income tax.............................   1,432     841
      Trade creditors..........................................   1,375   2,707
      Other....................................................   1,387     --
                                                                ------- -------
                                                                $18,883 $15,423
                                                                ======= =======

NOTE 11. EMPLOYEE'S PROFIT SHARING PLAN

  All qualified employees of the Company are covered under the Omega Profit - Sharing Plan. The Company contributes matching and profit-sharing contributions to the plan based on employee contributions and compensation. Contributions to the plan totaled approximately $502,000, $488,000 and $456,000 in the 1998, 1997 and 1996 Fiscal years, respectively.

NOTE 12. PENSION AND STOCK OPTION PLANS

 Pension Plan

  The Company has a pension plan covering substantially all U.S. employees. Plan benefits are generally based on employees' years of service and compensation level. The plan has adopted an excess benefit formula integrated with covered compensation. Participants are 100% vested in the accrued benefit after five years of service.

                           OMEGA PROTEIN CORPORATION

  Net pension cost (credit) for 1998, 1997 and 1996 included the following components:

                                                       1998     1997     1996
                                                      -------  -------  ------
                                                          (IN THOUSANDS)
      Service cost-benefits earned during the year..  $   540  $   612  $  554
      Interest cost on projected benefit
       obligations..................................    1,338    1,327   1,249
      Actual gain on plan assets....................   (1,897)  (1,707) (1,598)
      Amortization of transition asset and other
       deferrals....................................     (320)    (191)   (303)
                                                      -------  -------  ------
        Net pension cost (credit)...................  $  (339) $    41  $  (98)
                                                      =======  =======  ======

  The Company's funding policy is to make contributions as required by applicable regulations. No contributions to the plan have been required since 1984. The plan's funded status and amounts recognized in the Company's balance sheet at September 30, 1998 and 1997, are presented below:

                                                              1998     1997
                                                             -------  -------
                                                             (IN THOUSANDS)
Fair value of plan assets................................... $20,435  $21,707
                                                             -------  -------
Actuarial present value of benefit obligations
  Vested benefits...........................................  17,570   16,252
  Nonvested benefits........................................   1,097      339
                                                             -------  -------
  Accumulated benefit obligation............................  18,667   16,591
  Additional benefits based on projected salary increases...   2,330    1,881
                                                             -------  -------
  Projected benefit obligations.............................  20,997   18,472
                                                             -------  -------
Excess (deficit) of plan assets over projected benefit
 obligations................................................    (562)   3,235
Unrecognized transition asset...............................  (1,386)  (1,732)
Unrecognized prior service cost.............................      34       60
Unrecognized net loss.......................................   4,841    1,025
                                                             -------  -------
Prepaid pension cost........................................ $ 2,927  $ 2,588
                                                             =======  =======

  The unrecognized transition asset at October 1, 1987, was $5.2 million, which is being amortized over 15 years. For 1998 and 1997, the actuarial present value of the projected benefit obligation was based on a 4.75% weighted-average annual increase in salary levels and a 6.75% and 7.5% discount rate, respectively. Pension plan assets are invested in cash, common and preferred stocks, short term investments and insurance contracts. The projected long-term rate of return on plan assets was 9.0% in 1998 and 1997. The unrecognized net loss of $4.8 million at September 30, 1998 is expected to be reduced by future returns on plan assets and through decreases in future net pension credits.

 Stock Option Plans

  On January 26, 1998, the 1998 Long-Term Incentive Plan of the Company (the "1998 Incentive Plan") was approved by the Company's Board. The 1998 Incentive Plan provides for the grant of any or all of the following types of awards: stock options, stock appreciation rights, stock awards and cash awards. These options generally vest ratably over three years from the date of grant and expire ten years from the date of grant.

  On January 26, 1998, the Non-Management Director Stock Option Plan (the "Director Plan") was approved by the Board. The Directors Plan provides that the initial Chairman of the Board be granted options to purchase 568,200 shares of the Common Stock and each other initial non-employee director of the Company

                           OMEGA PROTEIN CORPORATION
will be granted options to purchase 14,200 shares of Common Stock at a price determined by the Board. The Board granted 582,400 stock options under the Directors Plan at $12.75 per share on January 26, 1998, of which 568,200 were granted to the Chairman of the Board and 14,200 were granted to the other Board member. On May 15, 1998, two new Directors were appointed to the Board and each were granted 14,200 options at an exercise price of $16.06. These options generally vest ratably over the three years from the date of grant and expire ten years from the date of grant.

  The Company applies APB Opinion 25 and related interpretations in accounting for the Plan. In 1995, the FASB issued FASB Statement No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") which, if fully adopted by the Company, would change the methods the Company applies in recognizing the cost of the Plans. Adoption of the cost recognition provisions of SFAS 123 is optional and the Company has decided not to elect these provisions of SFAS 123. However, pro forma disclosures as if the Company adopted the cost recognition provisions of SFAS 123 in 1995 are required by SFAS 123 and are presented below.

  Under the Plans, the Company is authorized to issue shares of Common Stock pursuant to "Awards" granted in various forms, including incentive stock options (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended), non-qualified stock options, and other similar stock-based Awards. The Company granted stock options in 1998 under the Plans in the form of non-qualified stock options.

  The Company granted stock options in 1998 to employees. The stock options granted in 1998 have contractual terms of 10 years. All options granted to the employees have an exercise price approximately equal to the fair market value of the stock at grant date. The options granted in 1998 vest one-third each year, beginning on the first anniversary of the date of grant.

  In accordance with APB 25, the Company has not recognized any compensation cost for these stock options granted in 1998.

  A summary of the status of the Company's stock options granted to employees and directors as of September 30, 1998 and the changes during the year is presented below. Prior to January 1998, there was no stock option plan for the Company's employees or directors.

                                                                    1998
                                                             -------------------
                                                              # SHARES  WEIGHTED
                                                                 OF     AVERAGE
                                                             UNDERLYING EXERCISE
                                                              OPTIONS    PRICES
                                                             ---------- --------
Outstanding at beginning of the year........................         0      $0
Granted..................................................... 2,445,660   12.90
Exercised...................................................         0       0
Forfeited...................................................         0       0
Expired.....................................................         0       0
Outstanding at end of year.................................. 2,445,660   12.90
Exercisable at end of year..................................   204,000   12.75
Weighted average fair value of all options granted..........        $7.49

  The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

      ASSUMPTIONS                                                         1998
      -----------                                                        ------
      Expected Term.....................................................   5.00
      Expected Volatility............................................... 32.623%
      Expected Dividend Yield...........................................   0.00%
      Risk-Free Interest Rate...........................................   5.52%

                           OMEGA PROTEIN CORPORATION

  Had the compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS 123, the Company's net income and net income per common share for Fiscal 1998 would approximate the pro forma amounts below:

                                                                SEPTEMBER 30,
                                                                     1998
                                                               ----------------
                                                                  AS      PRO
                                                               REPORTED  FORMA
                                                               -------- -------
SFAS 123 Charge............................................... $     0  $ 5,135
Net income....................................................  24,207  $19,072
Net income per Common Share................................... $  1.11  $  0.87

  The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to 1995, and the Company anticipates making awards in the future under its stock-based compensation plans.

  The following table summarizes information about employee and director stock options outstanding at September 30, 1998:

                        OPTIONS OUTSTANDING        OPTIONS EXERCISABLE
                  -------------------------------- --------------------
                              WEIGHTED  WEIGHTED               WEIGHTED
                              AVERAGE    AVERAGE               AVERAGE
RANGE OF            NUMBER    EXERCISE  REMAINING    NUMBER    EXERCISE
EXERCISE PRICES   OUTSTANDING  PRICE   CONTR. LIFE EXERCISABLE  PRICE
---------------   ----------- -------- ----------- ----------- --------
$12.38 to $17.25   2,445,660   $12.90     9.36       204,000    $12.75

NOTE 13. CERTAIN TRANSACTIONS AND ARRANGEMENTS BETWEEN THE COMPANY AND ZAPATA

  Certain administrative services, including treasury and taxation services, were provided to the Company by Zapata and billed at their approximate cost. During Fiscal 1997 and 1996, fees for these services totaled $30,000 and $110,000, respectively. The Company provided to Zapata payroll and certain administrative services billed at their approximate cost. During Fiscal 1998, 1997 and 1996, fees for these services totaled $156,000, $30,000 and $30,000, respectively. The cost of such services were based on the estimated percentage of time that employees spend working on the other party's matters as a percent of total time worked. The Company's management deemed this allocation method to be reasonable.

  Upon completion of the Company's initial public offering, the Company and Zapata entered into certain agreements that included the Separation, Sublease, Registration Rights, Tax Indemnity and Administrative Services Agreements. The Separation Agreement required the Company to repay $33.3 million of indebtedness and current payables owed by the company to Zapata contemporaneously with the consummation of the Company's initial public offering and prohibits Zapata from competing with the Company for a period of five years. The Sublease Agreement provides for the Company to lease its principal corporate offices in Houston, Texas from Zapata and provides the Company to utilize certain shared office equipment for no additional charge. The Registration Rights Agreement sets forth the rights and responsibilities of each party concerning certain registration filings and provides for the sharing of fees and expenses related to such filings. The Tax Indemnity Agreement requires the Company to be responsible for federal, state and local income taxes from its operations and the Administrative Services Agreement allows the Company to provide certain administrative services to Zapata at the Company's estimated cost.

  During 1997, Zapata forgave $41.9 million of intercompany debt and the Company recorded the amount as contributed capital.

                           OMEGA PROTEIN CORPORATION

  The following represents intercompany activity for the three year period ended September 30, 1998:

                                                     1998      1997     1996
                                                    -------  --------  -------
                                                         (IN THOUSANDS)
Beginning balance due Zapata......................  $ 5,159  $ 44,626  $41,900
Income taxes payable to Zapata....................    7,261     5,860    3,463
Administrative services provided by Zapata to the
Company...........................................       --        30      110
Administrative services provided by the Company to
Zapata............................................     (156)      (30)     (30)
Loans from Zapata to the Company..................   28,116        --       --
Payments to Zapata by the Company.................  (40,081)   (3,427)    (817)
Capital contribution by Zapata to the Company.....       --   (41,900)      --
                                                    -------  --------  -------
Ending balance due Zapata.........................  $   299  $  5,159  $44,626
                                                    =======  ========  =======

NOTE 14. COMMITMENTS AND CONTINGENCIES

 Operating Lease Payable

  Future minimum payments under non-cancelable operating lease obligations aggregate $2,013,000, and for the five years ending September 30, 2003 are (in thousands):

   1999               2000                         2001                         2002                         2003
   ----               ----                         ----                         ----                         ----
   $638               $632                         $377                         $307                         $59

  Rental expense for operating leases was $606,000, $754,000 and $406,000 in 1998, 1997 and 1996, respectively.

 Litigation

  The Company is defending various claims and litigation arising from its operations. In the opinion of management, uninsured losses, if any, resulting from these matters will not have a material adverse effect on the Company's results of operations, cash flows or financial position.

 Environmental Matters

  The Company is subject to various possible claims and lawsuits regarding environmental matters. Management believes that costs, if any, related to these matters will not have a material adverse effect on the results of operations, cash flows or financial position of the Company.

NOTE 15. INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

  The Company operates within one industry segment, menhaden fishing for the production and sale of fish meal, fish solubles and fish oil. Export sales of fish oil and fish meal were approximately $55.4 million, $21.5 million and $20.9 million in Fiscal 1998, 1997 and 1996, respectively. Such sales were made primarily to

                           OMEGA PROTEIN CORPORATION

European markets. In 1996 and 1997, no sales to any one customer exceeded 10% of consolidated sales. In 1998, sales to one customer were approximately $17.0 million.

  The following table shows the geographical distribution of revenues based on location of customers:

                                    1998             1997             1996
                              ---------------- ---------------- ----------------
                              REVENUES PERCENT REVENUES PERCENT REVENUES PERCENT
                              -------- ------- -------- ------- -------- -------
U.S.......................... $ 78,106   58.5% $ 96,071   81.7% $72,711    77.7%
Europe.......................   29,101   21.8     7,274    6.2   14,578    15.6
Canada.......................    8,729    6.5     6,381    5.4    1,896     2.0
Mexico.......................    4,214    3.2     3,223    2.7    1,246     1.3
Other........................   13,405   10.0     4,615    4.0    3,178     3.4
                              --------  -----  --------  -----  -------   -----
Total........................ $133,555  100.0% $117,564  100.0% $93,609   100.0%
                              ========  =====  ========  =====  =======   =====

NOTE 16. QUARTERLY FINANCIAL DATA (UNAUDITED)

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

  The following table presents certain unaudited operating results for each of the Company's preceding eight quarters. The results of operations for Venture Milling are included through September 16, 1997, the date of its disposition. The Company believes that the following information includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation, in accordance with generally accepted accounting principles. The operating results for any interim period are not necessarily indicative of results for any other period.

                                                                QUARTER ENDED
                         -------------------------------------------------------------------------------------------
                         DECEMBER 31, MARCH 31, JUNE 30, SEPTEMBER 30, DECEMBER 31, MARCH 31, JUNE 30, SEPTEMBER 30,
                             1996       1997      1997       1997          1997       1998      1998       1998
                         ------------ --------- -------- ------------- ------------ --------- -------- -------------
                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNT)
Revenues................   $25,623     $22,964  $31,025     $37,952      $29,503     $30,041  $31,488     $42,523
Gross profit............     4,817       4,708    8,192       6,101       10,229      12,581   12,271       9,604
Operating income........     3,792       3,503    6,451       4,459        9,075      11,134   10,362       7,547
Net income..............     2,225       2,185    3,713       2,302        5,312       6,574    6,669       5,652
Earnings per share--
 Basic..................      0.11        0.11     0.19        0.12         0.27        0.33     0.28        0.23
 Diluted................      0.11        0.11     0.19        0.12         0.27        0.33     0.27        0.23

                           OMEGA PROTEIN CORPORATION

  The following table sets forth certain unaudited operations data as a percentage of revenues for each of the Company's preceding eight quarters:

                                                                QUARTER ENDED
                         -------------------------------------------------------------------------------------------
                         DECEMBER 31, MARCH 31, JUNE 30, SEPTEMBER 30, DECEMBER 31, MARCH 31, JUNE 30, SEPTEMBER 30,
                             1996       1997      1997       1997          1997       1998      1998       1998
                         ------------ --------- -------- ------------- ------------ --------- -------- -------------
Revenues................    100.0%      100.0%   100.0%      100.0%       100.0%      100.0%   100.0%      100.0%
Gross profit............     18.8        20.5     26.4        16.1         34.7        41.9     39.0        22.6
Operating income........     14.8        15.3     20.8        11.7         30.8        37.1     32.9        17.7
Net income...                 8.7         9.5     12.0         6.1         18.0        21.9     21.2        13.3

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Pursuant to General Instruction G on Form 10-K, the information called for by Item 10 of Part III of Form 10-K is incorporated by reference to the information set forth in the Company' definitive proxy statement relating to its 1999 Annual Meeting of Stockholders (the "1999 Proxy Statement") to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), in response to Items 401 and 405 of Regulation S-K under the Securities Act of 1933, as amended, and the Exchange Act ("Regulation S-K"). Reference is also made to the information appearing in
Item 1 of Part I of this Annual Report on Form 10-K under the caption "Business and Properties--Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION

  Pursuant to General Instruction G of Form 10-K, the information called for by Item 11 of Part III of Form 10-K is incorporated by reference to the information set forth in the 1999 Proxy Statement in response to Item 402 of Regulation S-K, excluding the material concerning the report on executive compensation and the performance graph specified by paragraphs (k) and (l) of such Item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Pursuant to General Instruction G of Form 10-K, the information called for by Item 12 of Part III of Form 10-K is incorporated by reference to the information set forth in the 1999 Proxy Statement in response to Item 403 of Regulation S-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Pursuant to General Instruction G of Form 10-K, the information called for by Item 13 of Part III of Form 10-K is incorporated by reference to the information set forth in the 1999 Proxy Statement in response to Item 404 of Regulation S-K.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (A) LIST OF DOCUMENTS FILED.

  PAGE
  ----
    (1) Consolidated financial statements, Omega Protein Corporation and subsidiary companies
      Report of PricewaterhouseCoopers LLP, Independent Accountants........  14
      Consolidated balance sheet September 30, 1998 and 1997                 15
      Consolidated statement of operations for the years Ended September
       30, 1998, 1997 and 1996.............................................  16
      Consolidated statement of cash flows for the years Ended September
       30, 1998, 1997 and 1996.............................................  17
      Consolidated statement of stockholders' equity for the Years ended
       September 30, 1998, 1997 and 1996...................................  18
      Notes to consolidated financial statements...........................  19

    (2) Exhibits

  2.1*  --Agreement and Plan of Merger between Marine Genetics, Inc., a
         Delaware corporation and Omega Protein Corporation, a Nevada corporation (Exhibit 2.1 to Omega Registration Statement on Form S-1
         [Registration No. 333-44967])
  3.1*  --Articles of Incorporation (Exhibit 3.1 to Omega Registration
         Statement on Form S-1 [Registration No. 333-44967])
  3.2*  --By-Laws (Exhibit 3.2 to Omega Registration Statement on Form S-1
         [Registration No. 333-44967])
  4.1*  --Form of Common Stock Certificate (Citizen) (Exhibit 4.1 to Omega
         Registration Statement on Form S-1 [Registration No. 333-44967])
  4.2*  --Form of Common Stock Certificate (Non-Citizen) (Exhibit 4.2 to Omega
         Registration Statement on Form S-1 [Registration No. 333-44967])
 10.1   --Employment Agreement of Joseph L. von Rosenberg dated April 12,
         1998+ (Exhibit 10.1 to Omega Quarterly Report on Form 10-Q for the quarter ended March 31, 1998)
 10.2   --Employment Agreement Robert W. Stockton dated April 12,
         1998+ (Exhibit 10.2 to Omega Quarterly Report on Form 10-Q for the quarter ended March 31, 1998)
 10.3   --Employment Agreement Kelsey D. Short Jr. dated April 12,
         1998+ (Exhibit 10.3 to Omega Quarterly Report on Form 10-Q for the quarter ended March 31, 1998)
 10.4   --Employment Agreement Clyde R. Gilbert dated April 12, 1998+ (Exhibit
         10.4 to Omega Quarterly Report on Form 10-Q for the quarter ended
         March 31, 1998)
 10.5   --Employment Agreement Eric T. Furey dated April 12, 1998+ (Exhibit
         10.5 to Omega Quarterly Report on Form 10-Q for the quarter ended
         March 31, 1998)
 10.6   --Separation Agreement with Zapata Corporation dated April 12, 1998
         (Exhibit 10.6 to Omega Quarterly Report on Form 10-Q for the quarter ended March 31, 1998)+
 10.7   --Tax Indemnity Agreement with Zapata Corporation dated April 12, 1998
         (Exhibit 10.7 to Omega Quarterly Report on Form 10-Q for the quarter ended March 31, 1998)+
 10.8   --Registration Rights Agreement with Zapata Corporation dated April 12,
         1998 (Exhibit 10.8 to Omega Quarterly Report on Form 10-Q for the quarter ended March 31, 1998)+
 10.9   --Sublease Agreement with Zapata Corporation dated April 12, 1998
         (Exhibit 10.9 to Omega Quarterly Report on Form 10-Q for the quarter ended March 31, 1998)+
 10.10  --Administrative Services Agreement with Zapata Corporation dated April
         12, 1998 (Exhibit 10.10 to Omega Quarterly Report on Form 10-Q for the quarter ended March 31, 1998)+
 10.11* --Lease Agreement dated April 1985 with General Jackson Partnership
         (Exhibit 10.11 to Omega Registration Statement on Form S-1
         [Registration No. 333-44967])
 10.12* --Lease dated July 1, 1992 with Ardoin Limited Partnership (Exhibit
         10.12 to Omega Registration Statement on Form S-1 [Registration No.
         333-44967])

 10.13* --Lease Agreement dated November 25, 1997 with O.W. Burton Jr., individually and as trustee of the Trust of Anna Burton (Exhibit 10.13 to Omega Registration Statement on Form S-1 [Registration No. 333-
         44967])
 10.14* --Lease Agreement dated November 16, 1984 with Andre Cessac (Exhibit
         10.14 to Omega Registration Statement on Form S-1 [Registration No.
         333-44967])
 10.15* --Commercial Lease Agreement dated January 1, 1971 with Purvis Theall and Ethlyn Cessac (Exhibit 10.15 to Omega Registration Statement on
         Form S-1 [Registration No. 333-44967])
 10.16* --Lease Agreement dated January 4, 1994 with City of Abbeville,
         Louisiana (Exhibit 10.16 to Omega Registration Statement on Form S-1
         [Registration No. 333-44967])
 10.17* --Loan Agreement dated August 29, 1997 with Hibernia National Bank,
         Lender and Zapata Protein, Inc., Guarantor (Exhibit 10.17 to Omega
         Registration Statement on Form S-1 [Registration No. 333-44967])
 10.18* --Security Agreement dated August 29, 1997 in favor of Hibernia
         National Bank (Exhibit 10.18 to Omega Registration Statement on Form
         S-1 [Registration No. 333-44967])
 10.19* --Guarantee Agreement dated August 29, 1997 in favor of Hibernia
         National Bank (Exhibit 10.19 to Omega Registration Statement on Form
         S-1 [Registration No. 333-44967])
 10.20* --United States Guaranteed Promissory Note dated March 31, 1993 in favor of Bear, Stearns Securities Corporation (Exhibit 10.20 to Omega
         Registration Statement on Form S-1 [Registration No. 333-44967])
 10.21* --Amendment No. 1 to Promissory Note dated March 31, 1993 to the United
         States of America pursuant to the provisions of Title XI of the Marine
         Act of 1936 in favor of Bear, Stearns Securities Corporation (Exhibit
         10.21 to Omega Registration Statement on Form S-1 [Registration
         No. 333-44967])
 10.22* --Amendment No. 1 to First Preferred Ship Mortgage dated March 31, 1993 to the United States of America (Exhibit 10.22 to Omega Registration
         Statement on Form S-1 [Registration No. 333-44967])
 10.23* --Supplement No. 5 to First Preferred Fleet Mortgage dated March 31,
         1993 in favor of the Chemical Bank, as Trustee (Exhibit 10.23 to Omega
         Registration Statement on Form S-1 [Registration No. 333-44967])
 10.24* --Amendment No. 1 to Guaranty Deed of Trust dated March 31, 1993 for the benefit of the United States of America (Exhibit 10.24 to Omega
         Registration Statement on Form S-1 [Registration No. 333-44967])
 10.25* --Supplement No. 2 to Security Agreement dated March 31, 1993 in favor of the United States of America (Exhibit 10.25 to Omega Registration
         Statement on Form S-1 [Registration No. 333-44967])
 10.26* --Indemnity Agreement Regarding Hazardous Materials dated March 31,
         1993 in favor of the United States of America (Exhibit 10.26 to Omega
         Registration Statement on Form S-1 [Registration No. 333-44967])
 10.27* --United States Guaranteed Promissory Note dated September 27, 1994 in favor of Sun Bank of Tampa Bay (Exhibit 10.27 to Omega Registration
         Statement on Form S-1 [Registration No. 333-44967])
 10.28* --Promissory Note to the United States of America dated September 27,
         1994 pursuant to the provisions of Title XI of the Marine Act of 1936 in favor of Sun Bank of Tampa Bay (Exhibit 10.28 to Omega Registration
         Statement on Form S-1 [Registration No. 333-44967])
 10.29* --First Preferred Ship Mortgage dated September 27, 1994 to the United
         States of America (Exhibit 10.29 to Omega Registration Statement on
         Form S-1 [Registration No. 333-44967])
 10.30* --Collateral Mortgage and Collateral Assignment of Lease dated
         September 27, 1994 in favor of the United States of America (Exhibit
         10.30 to Omega Registration Statement on Form S-1 [Registration No.
         333-44967])
 10.31* --Collateral Mortgage Note dated September 27, 1994 in favor of the
         United States of America (Exhibit 10.31 to Omega Registration
         Statement on Form S-1 [Registration No. 333-44967])
 10.32* --Collateral Pledge Agreement dated September 27, 1994 in favor of the
         United States of America (Exhibit 10.32 to Omega Registration
         Statement on Form S-1 [Registration No. 333-44967])
 10.33* --Guaranty Agreement dated September 27, 1994 in favor of the United
         States of America (Exhibit 10.33 to Omega Registration Statement on
         Form S-1 [Registration No. 333-44967])

 10.34* --Title XI Financial Agreement dated September 27, 1994 with the United
         States of America (Exhibit 10.34 to Omega Registration Statement on
         Form S-1 [Registration No. 333-44967])
 10.35* --Security Agreement dated September 27, 1994 in favor of the United
         States of America (Exhibit 10.35 to Omega Registration Statement on
         Form S-1 [Registration No. 333-44967])
 10.36* --United States Guaranteed Promissory Note dated October 30, 1996 in favor of Coastal Securities (Exhibit 10.36 to Omega Registration
         Statement on Form S-1 [Registration No. 333-44967])
 10.37* --Promissory Note dated October 30, 1996 to the United States of
         America pursuant to the provisions of Title XI of the Marine Act of 1936 in favor of Coastal Securities (Exhibit 10.37 to Omega
         Registration Statement on Form S-1 [Registration No. 333-44967])
 10.38* --Guaranty Agreement dated October 30, 1996 in favor of the United
         States of America (Exhibit 10.38 to Omega Registration Statement on
         Form S-1 [Registration No. 333-44967])
 10.39* --Title XI Financial Agreement dated October 30, 1996 with the United
         States of America (Exhibit 10.39 to Omega Registration Statement on
         Form S-1 [Registration No. 333-44967])
 10.40* --Certification and Indemnification Agreement Regarding Environmental
         Matters dated October 30, 1996 in favor of the United States of America (Exhibit 10.40 to Omega Registration Statement on Form S-1
         [Registration No. 333-44967])
 10.41* --Deed of Trust dated October 30, 1996 for the benefit of the United
         States of America (Exhibit 10.41 to Omega Registration Statement on
         Form S-1 [Registration No. 333-44967])
 10.42* --1998 Long-Term Incentive Plan (Exhibit 10.42 to Omega Registration
         Statement on Form S-1 [Registration No. 333-44967])
 10.43* --Non-Management Director Stock Options Plan (Exhibit 10.43 to Omega
         Registration Statement on Form S-1 [Registration No. 333-44967])
 10.44* --Asset Purchase Agreement dated as of September 16, 1997, among Zapata
         Protein, Inc., Venture Milling Company and Perdue Farms Incorporated
         (Exhibit 10.44 to Omega Registration Statement on Form S-1
         [Registration No. 333-44967])
 10.45* --Asset Purchase Agreement dated as of November 3, 1997 among Protein
         (USA) Company, American Proteins, Inc. and Chesapeake Bay Fishing Co.,
         L.C. (Exhibit 10.45 to Omega Registration Statement on Form S-1
         [Registration No. 333-44967])
 10.46* --Asset Purchase Agreement dated as of November 25, 1997 among Protein
         Securities Company and Gulf Protein, Inc. (Exhibit 10.46 to Omega
         Registration Statement on Form S-1 [Registration No. 333-44967])
 10.47* --Form of Indemnification Agreement with Directors and Executive
         Officers (Exhibit 10.47 to Omega Registration Statement on Form S-1
         [Registration No. 333-44967])
 10.48  --Form of the United States Guaranteed Promissory Note dated May 12,
         1998 in favor of Hibernia National Bank (Exhibit 10.1 to Omega
         Quarterly Report on Form 10-Q for the quarter ended June 30, 1998
         [File No. 001-14003])
 10.49  --Form of Promissory Note dated May 12, 1998 to the United States of
         America pursuant to the provisions of Title XI of the Marine Act of 1936 in favor of Coastal Securities (Exhibit 10.2 to Omega Quarterly
         Report on Form 10-Q for the quarter ended June 30, 1998 [File No. 001-
         14003])
 10.50  --Form of Guaranty Agreement dated May 12, 1998 in favor of the United
         States of America (Exhibit 10.3 to Omega Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 [File No. 001-14003])
 10.51  --Form of 1998, Certification and Indemnification Agreement Regarding
         Environmental Matters, dated May 12, 1998, in favor of the United
         States of America (Exhibit 10.4 to Omega Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 [File No. 001-14003])
 10.52  --Form of Title XI Financial Agreement dated May 12, 1998 with the
         United States of America (Exhibit 10.5 to Omega Quarterly Report on
         Form 10-Q for the quarter ended June 30, 1998 [File No. 001-14003])
 10.53  --Form of Security Agreement dated May 12, 1998 in favor of the United
         States of America (Exhibit 10.6 to Omega Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 [File No. 001-14003])

 10.54 --Form of First Preferred Ship Mortgage dated May 12, 1998 to the United
        States of America (Exhibit 10.7 to Omega Quarterly Report on Form 10-Q
        for the quarter ended June 30, 1998 [File No. 001-14003])
 10.55 --Deed of Trust dated May 12, 1998, for the benefit of the United States of America (Exhibit 10.8 to Omega Quarterly Report on Form 10-Q for the
        quarter ended June 30, 1998 [File No. 001-14003])
 10.56 --Revolving Credit Agreement dated August 11, 1998 with SunTrust Bank,
        South Florida, National Association, Lender and Omega Protein
        Corporation and Omega Protein, Inc., Borrowers (Exhibit 10.9 to Omega
        Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 [File
        No. 001-14003])
 10.57 --Security Agreement dated August 11, 1998 in favor of SunTrust Bank,
        South Florida, National Association (Exhibit 10.10 to Omega Quarterly
        Report on Form 10-Q for the quarter ended June 30, 1998 [File No.
        001-14003])
 10.58 --Revolving Credit Note dated August 11, 1998 in favor of SunTrust Bank,
        South Florida, National Association (Exhibit 10.11 to Omega Quarterly
        Report on Form 10-Q for the quarter ended June 30, 1998 [File No.
        001-14003])
 21    --Schedule of Subsidiaries
 24    --Powers of Attorney
 27    --Financial Data Schedule

--------
   --Report of Independent Accountants on Financial Statement Schedule --Financial Statement Schedule of valuation and qualifying accounts
*  Incorporated by reference
+ Management Contract or Compensatory Plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 14 (1) of Form 10-K

(B)REPORTS ON FORM 8-K.

  None.

(C)FINANCIAL STATEMENT SCHEDULE.

  Filed herewith as a financial statement schedule is the schedule supporting Omega's consolidated financial statements listed under paragraph (a) of this Item, and the Report of Independent Accountants' with respect thereto.

                                                                     SCHEDULE II

                           OMEGA PROTEIN CORPORATION

                 SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

                                         ADDITIONS
                                   ---------------------
                          BALANCE                                      BALANCE
                            AT     CHARGED TO CHARGED TO                AT END
                         BEGINNING COSTS AND    OTHER                     OF
      DESCRIPTION        OF PERIOD  EXPENSES   ACCOUNTS  DEDUCTIONS(A)  PERIOD
      -----------        --------- ---------- ---------- ------------- --------
September 30, 1996:
  Allowance for doubtful
   accounts............. $163,812   $ 8,759       --       $(11,690)   $160,881
  Inventory reserve.....  102,000        --       --             --     102,000
September 30, 1997:
  Allowance for doubtful
   accounts............. $160,881   $50,000       --       $(35,164)   $175,717
  Inventory reserve.....  102,000        --       --             --     102,000
September 30, 1998:
  Allowance for doubtful
   accounts............. $175,717   $27,500       --       $(11,167)   $192,050
  Inventory reserve.....  102,000        --       --             --     102,000

--------
(A)Allowance for Doubtful Accounts--uncollectible accounts written off

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE


To the Board of Directors
 Omega Protein Corporation:

  Our audits on the consolidated financial statements of Omega Protein Corporation referred to in our report dated November 18, 1998 are included in
Item 8 of this Form 10-K also included an audit of the financial statement schedule listed in Item 14(c) of Part IV of this Form 10-K. In our opinion, this financial statement schedule, presents fairly, in all material respects, the information required to be included therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

New Orleans, Louisiana

November 18, 1998

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Omega Protein Corporation
                                           (Registrant)

                                          By:     /s/ Eric T. Furey
                                             ----------------------------------

                                                      (ERIC T. FUREY
                                              VICE PRESIDENT, GENERAL COUNSEL
                                                 AND CORPORATE SECRETARY)

December 14, 1998

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

              SIGNATURE                      TITLE                   DATE

    /s/ Joseph L. von Rosenberg      President and Chief
-----------------------------------   Executive Officer
     (JOSEPH L. VON ROSENBERG)        and Director

      /s/ Robert W. Stockton         Executive Vice
-----------------------------------   President and Chief
       (ROBERT W. STOCKTON)           Financial Officer
                                      (Principal
                                      Financial and
                                      Accounting Officer)

        /s/ Avram A. Glazer          Chairman
-----------------------------------
         (AVRAM A. GLAZER)

       /s/ Malcolm I. Glazer         Director
-----------------------------------
        (MALCOLM I. GLAZER)

         /s/ Gary L. Allee           Director
-----------------------------------
          (GARY L. ALLEE)

         /s/ William Lands           Director
-----------------------------------
          (WILLIAM LANDS)

                                                             December 14, 1998
*By:     /s/ Eric T. Furey
-----------------------------------

          (ERIC T. FUREY
         ATTORNEY-IN-FACT)