Form 10-QT
period 1998-12-31
OMEGA PROTEIN CORP
filed 1999-02-12
CIK 1053650

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                             _____________________




                                   FORM 10-Q



[_]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934



               For the quarterly period ended December 31, 1998



                                      OR



[X]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934



      For the transition period from October 1, 1998 to December 31, 1998



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




     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [_] .


     NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $0.01 PER SHARE, ON FEBRUARY 12, 1999: 24,277,954


================================================================================

                           OMEGA PROTEIN CORPORATION
                               TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Unaudited Condensed Consolidated Balance Sheet as of December 31, 1998
            and September 30, 1998................................................    3
         Unaudited Condensed Consolidated Statement of Operations for the
            three months ended December 31, 1998 and 1997.........................    4
         Unaudited Condensed Consolidated Statement of Cash Flows for the
           three months ended December 31, 1998 and 1997..........................    5
         Notes to Unaudited Condensed Consolidated Financial Statements...........    6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATION.....................................................   15

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.........................................................   23

ITEM 2. CHANGES IN SECURITIES.....................................................   23

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K..........................................   24

SIGNATURES........................................................................   25

EXHIBIT INDEX.....................................................................   26

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements and Notes

                           OMEGA PROTEIN CORPORATION
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

                                                                               December 31,          September 30,
                                                                                  1998                   1998
                                                                               ------------          -------------
                                                                                         (in thousands)
                                 ASSETS
                                 ------
Current assets:
  Cash and cash equivalents...................................................   $ 44,828               $ 49,768
  Receivables, net............................................................      8,902                 11,903
  Inventories.................................................................     43,351                 40,784
  Prepaid expenses and other current assets...................................      1,039                    351
                                                                                 --------               --------
    Total current assets......................................................     98,120                102,806
                                                                                 --------               --------
Other assets..................................................................      5,665                  5,817
                                                                                 --------               --------
Property and equipment, net...................................................     86,068                 84,798
                                                                                 --------               --------
        Total assets..........................................................   $189,853               $193,421
                                                                                 ========               ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
  Current maturities of long-term debt........................................   $    997               $  1,114
  Accounts payable............................................................      1,672                  2,012
  Accrued liabilities.........................................................     11,858                 18,883
  Amounts due to parent.......................................................         36                    299
                                                                                 --------               --------
    Total current liabilities.................................................     14,563                 22,308
                                                                                 --------               --------
Long-term debt................................................................     11,205                 11,408
                                                                                 --------               --------
Deferred income taxes.........................................................      2,860                  2,732
                                                                                 --------               --------
Other liabilities.............................................................        375                    375
                                                                                 --------               --------
Commitments and contingencies (Note 10)

Stockholders' equity:
  Preferred stock. $0.01 par value: authorized 10,000,000 shares: none
    issued....................................................................          -                      -
  Common stock $0.01 par value; authorized 80,000,000 shares:
    24,276,812 shares issued and outstanding, respectively....................        243                    243
  Capital in excess of par value..............................................    111,722                111,722
  Reinvested earnings from October 1, 1990....................................     48,885                 44,633
                                                                                 --------               --------
    Total stockholders' equity................................................    160,850                156,598
                                                                                 --------               --------
        Total liabilities and stockholders' equity............................   $189,853               $193,421
                                                                                 ========               ========
             The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                           OMEGA PROTEIN CORPORATION
            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS


                                                                                          THREE MONTHS ENDED
                                                                                              DECEMBER 31,
                                                                                   --------------------------------
                                                                                        1998               1997
                                                                                   -------------       ------------
                                                                                        (in thousands, except
                                                                                          per share amounts)
Revenues...........................................................................   $25,759            $29,503
Cost of Sales......................................................................    17,553             19,274
                                                                                      -------            -------
Gross profit.......................................................................     8,206             10,229
Selling, general, and administrative...............................................     1,934              1,154
                                                                                      -------            -------
Operating income...................................................................     6,272              9,075
Interest income (expense), net.....................................................       429               (379)
Other income (expense), net........................................................       (58)               (13)
                                                                                      -------            -------
Income before income taxes.........................................................     6,643              8,683
Provision for income taxes.........................................................     2,391              3,371
                                                                                      -------            -------
Net income.........................................................................   $ 4,252            $ 5,312
                                                                                      =======            =======
Earnings per share (basic).........................................................   $  0.18            $  0.27
                                                                                      =======            =======
Average common shares outstanding..................................................    24,277             19,676
                                                                                      =======            =======
Earnings per share (diluted).......................................................   $  0.18            $  0.27
                                                                                      =======            =======
Average common shares and common share
  equivalents outstanding..........................................................    24,277             19,676
                                                                                      =======            =======






             The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                           OMEGA PROTEIN CORPORATION
           UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                             Three Months Ended
                                                                                                December 31,
                                                                                       ----------------------------
                                                                                          1998              1997
                                                                                       ---------         ----------
                                                                                              (in thousands)
Cash flows (used in) provided by operating activities:
Net income...........................................................................   $ 4,252          $  5,312
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
  (Gain) on disposal of assets, net..................................................         -               (30)
  Depreciation and amortization......................................................     1,955             1,672
  Deferred income taxes..............................................................       128               100
  Changes in assets and liabilities:
    Receivables......................................................................     3,001               549
    Inventories......................................................................    (2,567)            2,661
    Accounts payable and accrued liabilities.........................................    (7,365)           (7,481)
    Amounts due to parent............................................................      (263)            3,639
    Other, net.......................................................................      (731)             (680)
                                                                                        -------          --------
      Total adjustments..............................................................    (5,842)              430
                                                                                        -------          --------
      Net cash (used in) provided by operating activities............................    (1,590)            5,742
                                                                                        -------          --------
Cash flows (used in) investing activities:
  Proceeds from sale of assets, net..................................................         -               503
  Capital expenditures...............................................................    (3,030)           (1,102)
  Acquisitions of property and equipment.............................................         -           (28,116)
                                                                                        -------          --------
      Net cash (used in) investing activities........................................    (3,030)          (28,715)
                                                                                        -------          --------
Cash flow (used in) provided by financing activities:
  Proceeds from borrowings--Parent...................................................         -            28,116
  Principal payments of short and long-term debt obligations.........................      (320)             (389)
                                                                                        -------          --------
      Net cash (used in) provided by financing activities............................      (320)           27,727
                                                                                        -------          --------
Net (decrease) increase in cash and cash equivalents.................................    (4,940)            4,754
Cash and cash equivalents at beginning of year.......................................    49,768             5,504
                                                                                        -------          --------
Cash and cash equivalents at end of period...........................................   $44,828          $ 10,258
                                                                                        =======          ========

             The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                           OMEGA PROTEIN CORPORATION
                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

  NOTE 1. SIGNIFICANT ACCOUNTING POLICIES
          SUMMARY OF OPERATIONS AND BASIS OF PRESENTATION

  Business Description

     Omega Protein Corporation ("Omega" or the "Company"), produces and markets a variety of products produced from menhaden (a fish found in commercial quantities), including regular grade and value added specialty fish meals, crude and refined fish oils and fish solubles. The Company's fish meal products are used as nutritional feed additives by animal feed manufacturers and by commercial livestock producers. The Company's crude fish oil is sold to food producers in Europe, and its refined fish oil products are used in aquaculture feeds and certain industrial applications. Fish solubles are sold as protein additives for animal feed and as organic fertilizers.

     On January 26, 1998, Marine Genetics Corporation ("Marine Genetics") merged into Omega, a Nevada corporation, wholly-owned by Zapata Corporation ("Zapata"), with Omega being the surviving entity. The common control merger was accounted for at historical cost in a manner similar to that in a pooling of interests accounting. In connection with the merger, Marine Genetics outstanding Common Stock was converted into Omega Common Stock at the rate of one share for 19,676 shares of Omega Common Stock and Omega's pre-merger outstanding Common Stock was canceled and treated as treasury stock.

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

  Change in Fiscal Year

     On December 1, 1998 the Company's Board of Directors approved a change in the Company's fiscal year end from September 30 to December 31, effective beginning January 1, 1999.

  Consolidation

     The consolidated financial statements include the accounts of Omega and its wholly and majority owned subsidiaries. Investments in affiliated companies and joint ventures representing a 20% to 50% voting interest are accounted for using the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation.

     The unaudited condensed consolidated financial statements included herein have been prepared by Omega, without audit, pursuant to the rules and regulations of the Securities Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature. The condensed consolidated balance sheet at September 30, 1998 has been derived from the audited financial statements at that date. Although Omega believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in Omega's Annual Report on Form 10-K pursuant to
  Section 13 or 15(d) of the Securities Exchange Act of 1934, filed with the Securities and Exchange Commission on December 14, 1998. The results of operations for the transition period ended December 31, 1998 and fiscal quarter ended December 31,1997 are not necessarily indicative of the results to be expected for any subsequent quarter or the 12 months ending December 31, 1999.

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

  Income Taxes

     The Company utilizes the liability method to account for income taxes. This method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of existing temporary differences between the financial reporting and tax reporting basis of assets and liabilities, and operating loss and tax credit carryforwards for tax purposes. Prior to the completion of the Company's public offering in April 1998, the Company was included in Zapata's consolidated U.S. federal income tax return and its income tax effects reflected on a separate basis for financial reporting purposes.

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

     Depreciation of property and equipment is computed by the straight-line method at rates expected to amortize the cost of property and equipment, net of salvage value, over their estimated useful lives. Estimated useful lives of assets acquired new, determined as of the date of acquisition are as follows:

                                                              USEFUL LIVES
                                                                (YEARS)
                                                              ------------
        Fishing vessels and fish processing plants...........    15-20
        Furniture and fixtures...............................     3-10

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

  Concentrations of Credit Risk

     Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and trade accounts receivable. The Company's customer base generally remains consistent from year to year. The Company performs ongoing credit evaluations of its customers and generally does not require material collateral. The Company maintains reserves for potential credit losses and such losses have historically been within management's expectations.

     At December 31, 1998 and September 30, 1998, the Company had cash deposits concentrated primarily in two major banks. In addition, the Company had Certificates of Deposit and commercial quality grade A2P2 rated or better securities paper with companies and financial institutions. As a result of the foregoing, the Company believes that credit risk in such investments is minimal.

  Earnings Per Share

     In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), which established standards for computing and presenting earnings per share. The Company adopted the statement on October 1, 1997. Basic earnings per share were computed by dividing income by the weighted average number of common shares outstanding. Diluted earnings per share was computed by dividing income by the sum of the weighted average number of common shares outstanding and the effect of any dilutive stock options.

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

     On November 25, 1997, the Company purchased the fishing and processing assets of Gulf Protein, Inc. ("Gulf Protein"), which included six fishing vessels, five spotter planes and the processing equipment located at the Gulf Protein Plant near Morgan City, Louisiana for $13.6 million in cash and the assumption of $883,000 in liabilities (the "Gulf Protein Acquisition"). The Company accounted for this acquisition as a purchase; thus, the results of operations began being included in the Company's Statement of Operation beginning November 25, 1997. In connection with the Gulf Protein Acquisition, the Company also entered into a five-year lease for the Gulf Protein plant at a $220,000 annual rental rate. The Company is currently upgrading this plant's processing capabilities so that it can manufacture specialty meals.

     These acquisitions were financed by a $28.1 million intercompany loan from Zapata. The interest rate on this loan was 8.5% and was repayable in quarterly installments beginning May 1, 1998. The loan, which was to mature on August 1, 2002, was prepaid in May 1998 with a portion of the proceeds from the Company's initial public offering described in Note 1.

  NOTE 3. ACCOUNTS RECEIVABLE

     Accounts receivable as of December 31, 1998 and September 30,1998 are summarized as follows:

                                                                                      DECEMBER                     SEPTEMBER
                                                                                        1998                          1998
                                                                               -------------------           -------------------
                                                                                                 (IN THOUSANDS)
Trade......................................................................    $             8,230           $             9,503
Insurance..................................................................                    304                           522
Employee...................................................................                    102                           115
Income Tax.................................................................                      -                         1,507
Other......................................................................                    458                           448
                                                                               -------------------           -------------------
                                                                                             9,094                        12,095
Less allowance for doubtful accounts.......................................                   (192)                         (192)
                                                                               -------------------           -------------------
                                                                               $             8,902           $            11,903
                                                                               ===================           ===================

  NOTE 4. INVENTORY

     Inventory as of December 31, 1998 and September 30, 1998 is summarized as follows:

                                                                                      DECEMBER                      SEPTEMBER
                                                                                        1998                          1998
                                                                               --------------------          --------------------
                                                                                                  (IN THOUSANDS)
Fish meal.................................................................     $             19,025          $             19,478
Fish oil..................................................................                   12,456                        12,269
Fish solubles.............................................................                      906                         1,144
Off season cost...........................................................                    5,973                         3,329
Materials & supplies......................................................                    5,019                         4,620
Other.....................................................................                       74                            46
Less oil inventory reserve................................................                     (102)                         (102)
                                                                               --------------------          --------------------
Total inventory...........................................................     $             43,351          $             40,784
                                                                               ====================          ====================

  NOTE 5. OTHER ASSETS

  Other assets as of December 31, 1998 and September 30, 1998 are summarized as follows:

                                                                                     DECEMBER                     SEPTEMBER
                                                                                       1998                         1998
                                                                                -------------------          -------------------
                                                                                                 (IN THOUSANDS)
Fishing nets................................................................    $             1,263          $             1,303
Prepaid pension cost........................................................                  2,890                        2,927
Title XI loan origination fee...............................................                    399                          422
Note receivable.............................................................                    384                          387
Deposits....................................................................                    116                          116
Investments in unconsolidated affiliates....................................                     78                           78
Miscellaneous...............................................................                    535                          584
                                                                                -------------------          -------------------
                                                                                $             5,665          $             5,817
                                                                                ===================          ===================

     Amortization expense for fishing nets amounted to $195,000 and $228,000 for the quarters ended December 31, 1998 and 1997, respectively.

  NOTE 6. PROPERTY AND EQUIPMENT

     Property and equipment as of December 31, 1998 and September 30, 1998 are summarized as follows:

                                                                                      DECEMBER                     SEPTEMBER
                                                                                        1998                          1998
                                                                                -------------------           -------------------
                                                                                                 (IN THOUSANDS)
Land.....................................................................       $             5,390           $             5,349
Plant assets.............................................................                    53,696                        52,077
Fishing vessels..........................................................                    60,879                        59,088
Furniture and fixtures...................................................                     1,552                         1,445
Other....................................................................                     7,240                         7,769
                                                                                -------------------           -------------------
                                                                                            128,757                       125,728
Less accumulated depreciation and impairment.............................                   (42,689)                      (40,930)
                                                                                -------------------           -------------------
                                                                                $            86,068           $            84,798
                                                                                ===================           ===================

     Depreciation expense for the quarters ended December 31, 1998 and 1997 was $1.8 million and $1.4 million, respectively.

  NOTE 7. NOTES PAYABLE AND LONG-TERM DEBT

     At December 31, 1998 and September 30, 1998, the Company's long-term debt consisted of the following:

                                                                                         DECEMBER                     SEPTEMBER
                                                                                           1998                          1998
                                                                                   --------------------          -------------------

U.S. government guaranteed obligations (Title XI loan) collateralized by a first lien on certain vessels and  certain plant assets:
  Amounts due in installments through 2011, interest from 6.63% to 8.25%.........     $     10,872                   $    11,152
  Amounts due in installments through 2014, interest at Eurodollar rates
   Plus .45%; 5.77% and 6.14% at December 31, 1998 and September 30, 1998,                   1,250                         1,270
   respectively..................................................................
Other debt at 4% at December 31, 1998 and September 30, 1998.....................               80                           100
                                                                                      ------------                   -----------
Total debt.......................................................................           12,202                        12,522
          Less current maturities................................................              997                         1,114
                                                                                      ------------                   -----------
Long-term debt...................................................................     $     11,205                   $    11,408
                                                                                      ============                   ===========

     At December 31, 1998 and September 30, 1998, the estimated fair value of debt obligations approximated book value.

     The Company is currently authorized to receive up to $20.6 million in loans under the Title XI program. To date the Company has used $15.0 million of the authorized Title XI funds. At December 31, 1998 and September 30, 1998, the Company was in compliance with all restrictive covenants, the Company was required to maintain a current ratio of at least 1.25:1 and maintain a debt to equity ratio of not more than 2:1. Covenants also limit capital expenditures and investments.

     On August 11, 1998 the Company entered into a two year $20.0 million revolving credit agreement with SunTrust Bank, South Florida, N.A. (the "Credit Facility") fulfilling the commitment letter dated December 30, 1997. Under the Credit Facility the Company may make borrowings in a principal amount not to exceed $20.0 million at any time. Borrowings under this facility may be used for working capital and capital expenditures. Interest accrues on borrowings that will be outstanding under the Credit Facility at the Company's election, either (i) the bank's prime rate less 75 basis points, or (ii) LIBOR plus a margin based on the Company's financial performance. The revolving credit agreement requires a per annum commitment fee of one-eighth of a percent (0.125%) on the average daily unused portion of the commitment of the Lender. The Credit Facility is collateralized by all of the Company's trade receivables, inventory and specific computer equipment. The Company and its subsidiaries are required to comply with certain financial covenants, including maintenance of a minimum tangible net worth, debt to tangible net worth ratio, funded debt to cash flow ration and fixed charges ratio, and certain other covenants. As of December 31, 1998 and September 30, 1998, the Company had no borrowings outstanding under the Credit Facility.

  NOTE 8. ACCRUED LIABILITIES

     Accrued liabilities as of December 31, 1998 and September 30, 1998 are summarized as follows:

                                                    DECEMBER                     SEPTEMBER
                                                      1998                         1998
                                                  -----------                 -------------
                                                                 (IN THOUSANDS)
  Salary and benefits.........................    $     2,826                 $     11,587
  Insurance...................................          3,598                        3,102
  Taxes, other than income tax................            868                        1,432
  Federal and state income taxes..............          1,674                          926
  Trade creditors.............................          2,865                        1,375
  Other.......................................             27                          461
                                                  -----------                 ------------
                                                  $    11,858                 $     18,883
                                                  ===========                 ============


  NOTE 9. CERTAIN TRANSACTIONS AND ARRANGEMENTS BETWEEN THE COMPANY AND ZAPATA

     The Company provided to Zapata payroll and certain administrative services billed at their approximate cost. During the three month periods ended December 31, 1998 and 1997 fees for these services totaled $68,400 and $8,000, respectively. The cost of such services were based on the estimated percentage of time that employees spend working on the other party's matters as a percent of total time worked. The Company's management deemed this allocation method to be reasonable.

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

   NOTE 10. COMMITMENTS AND CONTINGENCIES

   Litigation

     The Company is defending various claims and litigation arising from its operations. In the opinion of management, uninsured losses, if any, resulting from these matters will not have a material adverse affect on the Company's results of operations, cash flows or financial position.

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

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     Forward-looking statements in this Form 10-Q, future filings by the Company with the Securities and Exchange Commission (the "Commission"), the Company's press releases and oral statements by authorized officers of the Company are intended to be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the risks set forth under the caption "Significant Factors that May Affect Forward Looking Statements" appearing in Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company believes that forward-looking statements made by it are based on reasonable expectations. However, no assurances can be given that actual results will not differ materially from those contained in such forward-looking statements. Forward-looking statements involve statements that are predictive in nature, which depend upon or refer to future events or conditions, which include the words "estimate," "project," "anticipate," "expect," "predict," and "believe" and similar expressions as well as the Company's statements concerning the state of the Company's Year 2000 readiness. The Company assumes no obligation to upgrade forward-looking statements.

  GENERAL

     Omega Protein Corporation is a Nevada corporation organized in 1998. As used herein, the term "Omega" or the "Company" refers to Omega Protein Corporation and its consolidated subsidiaries, as applicable. All references herein to a "Fiscal" year mean the 12 month period ended September 30 of such year. The Company's principal executive offices are located at 1717 St. James Place, Suite 550, Houston, Texas 77056 (Telephone: (713) 623-0060).

     Omega is the largest producer of protein-rich meal and oil derived from marine sources. The Company's products are produced from menhaden (a fish found in commercial quantities), including regular grade and value added specialty fish meals, crude and refined fish oils and fish solubles. The Company's fish meal products are used as nutritional feed additives by animal feed manufacturers and by commercial livestock and producers. The Company's crude fish oil is sold to food producers in Europe and its refined fish oil products are used in aquaculture feeds and certain industrial applications. Fish solubles are sold as protein additives for animal feed and as organic fertilizers.

     The Company owns 66 fishing vessels (50 of which were directly involved in the harvesting operations during Fiscal 1998) and owns 33 and leases 11 aircraft (of which 41 were directly involved in the harvesting operations) that are used to harvest menhaden in coastal waters along the U.S. mid-Atlantic and Gulf of Mexico coasts. The fish catch is processed into regular grade fish meal, specialty fish meals, fish oils and fish solubles at the Company's five processing plants located in Virginia, Mississippi and Louisiana.

     The Company closed the American Protein Acquisition on November 3, 1997 and the Gulf Protein Acquisition on November 25, 1997. See Part I - Financial Information - Note 2 to Financial Statements. Both Acquisitions were accounted for as purchases and, therefore, their results of operations were included in the Company's Statement of Operations as of the closing dates for each Acquisition.

     The Company completed its initial public offering on April 8, 1998. Subsequent to the offering, the Underwriters elected to purchase over-allotment options. These issuance's generated net proceeds of approximately $68.0 million (after deducting underwriting discounts and commissions and offering expenses). Of these proceeds, the company used approximately $33.3 million to repay indebtedness to Zapata and $2.1 million to repay bank indebtedness. Of the $33.3 million indebtedness owed to Zapata, $28.1 million was incurred to fund the cash portion of the purchase price for the Recent Acquisitions and the balance was primarily incurred to pay the Company's federal income taxes. The Company has invested the remaining net proceeds in short-term government securities and interest bearing cash equivalents pending their use. The Company intends to use these proceeds to fund possible acquisitions and other capital expenditures as well as for general corporate purposes.

     The Company's harvesting season generally extends from May through December in the mid-Atlantic coast and from April through October in the Gulf coast. During the off season, the Company fills purchase orders from the inventory it has accumulated during the fishing season. Prices for the Company's products tend to be lower during the fishing season when product is more abundant than in the off season. Throughout the entire year, prices are significantly influenced by supply and demand in world markets for competing products, particularly soybean meal for its fish meal products and vegetable oils and fats for its fish oil products when used as an alternative to vegetable oils and fats. In an effort to reduce price volatility and to generate higher, more consistent profit margin, the Company has concentrated on the production and marketing of specialty meal products, which generally have higher margins than the Company's regular grade meal product.

  LIQUIDITY AND CAPITAL RESOURCES

     Prior to Omega's initial public offering in April 1998, Zapata, as the sole stockholder of Omega, caused cash to be moved between Omega and Zapata as each company had cash needs. As a result of the offering, Omega and Zapata are now separate public companies and each entity's capital resources and liquidity is legally independent of the other and dedicated to its own operations. As a result, the historical liquidity and capital resources of the Company may not be indicative of the Company's future liquidity and capital resources.

     The Company's primary sources of liquidity and capital resources have been cash flows from operations, borrowings from Zapata, bank credit facilities and term loans from various lenders provided pursuant to the Title XI of the Marine Act of 1936 ("Title XI"). These sources of cash flows have been used for capital expenditures (including acquisitions) and payment of long-term debt. The Company expects to finance future expenditures through internally generated cash flows and, if necessary, through funds available from its $20 million credit facility and/or Title XI facilities described below.

     Under a program offered through National Marine Fisheries Service, the Company has the ability to secure loans for vessels and shoreside capital expenditures and maintenance through lenders with terms generally ranging between 12 and 20 years at an interest rates between 6% and 8% per annum which are enhanced with a government guaranty to the lender for up to 80% of the financing. The Company's current Title XI borrowings are secured by liens on 14 fishing vessels and mortgages on the Company's Reedville, Virginia and Abbeville, Louisiana plants. The Company is currently authorized to receive up to $20.6 million in loans under this program. To date, the Company has used $15.0 million of these funds.

     Omega had an unrestricted cash balance of $44.8 million at December 31, 1998, down $5.0 million from September 30, 1998. This decrease was due to a $1.6 million increase in cash used in operating activities (mainly as a result of increases in inventory and cash payments to suppliers), which was more than offset by net cash used in investing and financing activities.

     Investing activities used $3.0 million in the quarter ended December 31, 1998 and $28.7 million during the quarter ended December 31, 1997. The higher 1997 investing activities reflect the investments in the November 1997 Acquisitions. Other than the Acquisitions, the Company's investing activities consisted mainly of capital expenditures for equipment purchases and replacements in the three month periods ended December 31, 1998 and 1997.

     Net financing activities used $320,000 to repay debt obligations during the transition period ended December 31, 1998 compared with $27.7 million provided by net financing activities during the quarter ended December 31, 1997. The increased cash provided during the quarter ended December 31, 1997 was due primarily to an acquisition loan from Zapata.

     The Company believes that its existing cash, cash equivalents, short-term investments and funds available through its credit facility will be sufficient to meet its working capital and capital expenditure requirements through at least the end of 2000.

  RESULTS OF OPERATIONS

     The following table sets forth as a percentage of revenues certain items of the Company's operations for each of the indicated periods:

                                                                              THREE MONTHS ENDED DECEMBER 31,
                                                                       -------------------------------------------
                                                                                 1998                     1997
                                                                       ---------------------       ---------------
  Revenues.......................................................                100.0%                      100.0%
  Cost of sales..................................................                 68.1                        65.3
                                                                       ---------------------       ---------------
            Gross profit.........................................                 31.9                        34.7
  Selling, general and administrative............................                  7.5                         3.9
                                                                       ---------------------       ---------------
  Operating income...............................................                 24.3                        30.8
  Interest expense...............................................                  1.7                         1.3
  Other (expense) income.........................................                  (.2)                          -
                                                                       ---------------------       ---------------
  Income before income taxes.....................................                 25.8                        29.5
  (Provision) for income taxes...................................                 (9.3)                       11.4
                                                                       ---------------------       ---------------
  Net income.....................................................                 16.5                        18.1
                                                                       =====================       ===============

  RESULTS FOR THE TRANSITION PERIOD ENDED DECEMBER 31, 1998 AND THE QUARTER ENDED DECEMBER 31, 1997

     REVENUES. For the transition period ended December 31, 1998 revenues decreased $3.7 million, or 12.5% from $29.5 million in the quarter ended December 31, 1997. The decrease was attributable to a 33.0% lower oil inventory position carried-over from Fiscal 1998 as compared to Fiscal 1997. Correspondingly, sales volumes of the Company's oil decreased 39.8% in the transition period ended December 31, 1998 as compared to the comparable period ended December 31, 1997. Fishmeal sales volumes increased approximately 8% from the comparable period during the prior year while sales prices were relatively unchanged. Crude fish oil prices increased approximately 19.9% over the same period in the prior years quarter.

     COST OF SALES. Cost of sales, including depreciation and amortization, for the transition period ended December 31, 1998 was $17.6 million, a $1.7 million decrease from $19.3 million in the quarter ended December 31, 1997. As a percent of revenues, cost of sales was 68.1% in the transition period ended December 31, 1998 as compared to 65.3% in the quarter ended December 31, 1997. Per ton cost of sales were higher in the transition period ended December 31, 1998 as compared to the quarter ended December 31, 1997, due mainly to higher cost inventories carried forward from Fiscal 1998. During August and September of 1998, fishing operations were hampered by unusually inclement weather which resulted in higher cost inventory.

     GROSS PROFIT. Gross Profit decreased $2.0 million or 19.6% from $10.2 million in the quarter ended December 31, 1997 to $8.2 million in the transition period ended December 31, 1998. As a percentage of revenues, the Company's gross profit margin decreased 2.8% in the transition period ended December 31, 1998 compared to the same period in prior Fiscal year. The decline in gross profit was the result of the decrease in both revenues and gross profit margin during the transition period compared to the first quarter of Fiscal 1998.

     SELLING, GENERAL AND ADMINISTRATIVE PRODUCTS. Selling, general and administrative expenses increased $780,000 or 67.6% from $1.2 million in the quarter ended December 31, 1997 compared to $1.9 million in the transition period ended December 31, 1998. The increase in expense was due primarily to increased personnel and marketing costs associated with the Company's efforts to enter the U.S. food market with its refined menhaden oil.

     OPERATING INCOME. As a result of the factors discussed above, the Company's operating income decreased from $9.1 million in the quarter ended December 31, 1997 to $6.3 million for the transition period ended December 31, 1998. As a percentage of revenue, operating income decreased 6.5% from 30.8% in the quarter ended December 31, 1997 to 24.3% in the transition period ended December 31, 1998.

     INTEREST INCOME (EXPENSE), NET. Interest expense decreased by $808,000 or 213.0% from net interest expense in the quarter ended December 31, 1997 to net interest income in the transition period ended December 31, 1998. The decrease in net interest expense is due to the Company's investment of the approximately $40.0 million in net proceeds generated from the Company's initial public offering in April 1998.

     OTHER INCOME (EXPENSE), NET. Other expense increased $45,000 in the transition period ended December 31, 1998 due to the amortization of a non-compete agreement procured in connection with the Gulf Protein Acquisition.

     PROVISION FOR INCOME TAXES. The Company recorded a $2.4 million provision for income tax for the transition period ended December 31, 1998. This represents an effective tax rate of 36.0% in comparison to a $3.4 million tax provision in the quarter ended December 31, 1997, representing an effective tax rate of 40.2%. The effective tax rate approximates the applicable combined state and federal statutory tax rates for the respective periods.

  SEASONAL AND QUARTERLY RESULTS

     The Company's menhaden harvesting and processing business is seasonal in nature. The Company generally has higher sales during the menhaden harvesting season (which includes the three month periods ending June 30 and September
  30) due to increased product availability, but prices during the fishing season tend to be lower than during the off-season. As a result, the Company's quarterly operating results have fluctuated in the past and may fluctuate in the future. In addition, from time to time the Company defers sales of inventory based on worldwide prices for competing products that affect prices for the Company's products which may affect comparable period comparisons.

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

     2. The impact on the prices for the Company's products of worldwide supply demand relationships over which the Company has no control and which tend to fluctuate to a significant extent over the course of a year and from year to year.

     3. The impact of a violation by the Company of federal, state and local laws and regulations relating to menhaden fishing and the protection of the environment and the health and safety of its employees or of the adoption of new laws and regulations, or stricter interpretations of existing laws or regulations that materially adversely affect the Company's business.

     4. The impact if the Company cannot harvest menhaden in U.S. jurisdictional waters if the Company fails to comply with the U.S. citizenship ownership requirements.

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

     8. Risks associated with the strength of local currencies of the countries in which its products are sold, changes in social, political and economic conditions inherent in foreign investment and international trade in such countries, changes in U.S. laws and regulations relating to foreign investment and trade, changes of tax or other laws, partial or total expatriation, currency exchange rate fluctuations and restrictions on currency repatriation, the disruption of labor, political disturbances, insurrection or war and the effect of requirements of partial local ownership of operations in certain countries.

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

  ITEM 2.  CHANGES IN SECURITIES

       (a)  None.

       (b) In April and May 1998, the Company sold 4,600,000 shares of its common stock for an aggregate offering price of $73.6 million. Also pursuant tot he Registration Statement, Zapata, as a selling stockholder, sold 5,175,000 shares of common stock of the Company for an aggregate offering price of $82.8 million. The net offering proceeds to the Company and Zapata, as selling stockholder, after underwriting discounts and commissions expenses was $68.0 million and $77.2 million, respectively. All disbursements from the aggregate proceeds of the offering (including expenses) were direct or indirect payments to non-related parties. On April 8, 1998, the Company used approximately $33.3 million of its net proceeds from the offering to repay an acquisition loan and certain other indebtedness owed Zapata and approximately $2.1 million to repay a bank loan. The Company anticipates using the balance of the net proceeds for capital expenditures (including possible acquisitions), working capital and general corporate purposes. All unused net proceeds have been invested in cash, cash equivalents and short-term investments. The use of the proceeds from the offering to date does not represent a material change in the use of the proceeds described in the prospectus included in the Registration Statement.

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)    Exhibits:

            27.1 - Financial Data Schedule

     (b)    Reports on Form 8-K:

            During the quarter ended December 31, 1998, Omega filed the following Current Report on Form 8-K with the Securities and Exchange Commission:

            (1)    Date of Earliest Event Reported:    December 15, 1998

                   Item Reported:                      Change in Fiscal Year

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      OMEGA PROTEIN CORPORATION
                                           (Registrant)


February 12, 1999                     By:                 /s/ ERIC T. FUREY
                                          ------------------------------------
                                          (Vice President, General Counsel
                                            and Corporate Secretary)


February 12, 1999                     By:           /s/ ROBERT W. STOCKTON
                                         -------------------------------------
                                          (Executive Vice President and Chief
                                           Financial Officer)

                                 EXHIBIT INDEX


EXHIBIT NUMBER                           DESCRIPTION
--------------                           -----------


     27.1  -  Financial Data Schedule