Form 10-Q
period 1999-03-31
OMEGA PROTEIN CORP
filed 1999-05-11
CIK 1053650

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                             _____________________


                                    FORM 10-Q



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999

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

YES [X]  NO[_].

     NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $0.01 PER SHARE, ON MAY 11, 1999: 23,890,954

                           OMEGA PROTEIN CORPORATION
                               TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Unaudited Condensed Consolidated Balance Sheet as of March 31, 1999
            and December 31, 1998..............................................    3
         Unaudited Condensed Consolidated Statement of Operations for the
            three months ended March 31, 1999 and 1998.........................    4
         Unaudited Condensed Consolidated Statement of Cash Flows for the
           three months ended March 31, 1999 and 1998..........................    5
         Notes to Unaudited Condensed Consolidated Financial Statements........    6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATION..................................................   14

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS....................................................   22

ITEM 2.   CHANGES IN SECURITIES................................................   22

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................   22

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.....................................   24

SIGNATURES.....................................................................   25

EXHIBIT INDEX..................................................................   26


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements and Notes

                           OMEGA PROTEIN CORPORATION
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

                                                                               March 31,           December 31,
                                                                                  1999                 1998
                                                                              -----------          ------------
                                                                                        (in thousands)
                                 ASSETS
                                 ------
Current assets:
  Cash and cash equivalents.............................................       $    45,400        $     44,828
  Receivables, net......................................................             7,537               8,902
  Inventories...........................................................            42,134              43,351
  Prepaid expenses and other current assets.............................               597               1,039
                                                                               -----------        ------------
    Total current assets................................................            95,668              98,120
                                                                               -----------        ------------
Other assets............................................................             5,372               5,665
                                                                               -----------        ------------
Property and equipment, net.............................................            89,618              86,068
    Total assets........................................................       $   190,658        $    189,853
                                                                               ===========        ============
                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------
Current liabilities:
  Current maturities of long-term debt..................................       $       877        $        997
  Accounts payable......................................................               697               1,672
  Accrued liabilities...................................................            12,430              11,858
  Amounts due to (from) parent..........................................               (19)                 36
                                                                               -----------        ------------
    Total current liabilities...........................................            13,985              14,563
                                                                               -----------        ------------
Long-term debt..........................................................            11,020              11,205
                                                                               -----------        ------------
Deferred income taxes...................................................             2,860               2,860
                                                                               -----------        ------------
Other liabilities.......................................................               375                 375
                                                                               -----------        ------------
Commitments and contingencies (Note 11)
Stockholders' equity:
  Preferred stock, $0.01 par value: authorized 10,000,000 shares: none
   issued...............................................................                 -                   -
  Common stock, $0.01 par value; authorized 80,000,000 shares:
    24,277,954 shares and 24,276,812 shares issued and outstanding,
     respectively.......................................................               243                 243
  Capital in excess of par value........................................           111,722             111,722
  Reinvested earnings, from October 1, 1990.............................            51,945              48,885
  Common stock in treasury, at cost - 307,900 shares....................            (1,492)                  -
                                                                               -----------        ------------
    Total stockholders' equity..........................................           162,418             160,850
                                                                               -----------        ------------
      Total liabilities and stockholders' equity........................       $   190,658        $    189,853
                                                                               ===========        ============

  The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                           OMEGA PROTEIN CORPORATION
            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                                                        THREE MONTHS ENDED MARCH 31,
                                                                      ------------------------------
                                                                         1999                1998
                                                                      ----------          ----------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues............................................................    $22,155            $30,041
Cost of Sales.......................................................     15,486             17,460
                                                                        -------            -------
Gross profit........................................................      6,669             12,581
Selling, general, and administrative expense........................      2,188              1,447
                                                                        -------            -------
Operating income....................................................      4,481             11,134
Interest income (expense), net......................................        385               (604)
Other income (expense), net.........................................        (88)               (66)
                                                                        -------            -------
Income before income taxes..........................................      4,778             10,464
Provision for income taxes..........................................      1,718              3,890
                                                                        -------            -------
Net income..........................................................    $ 3,060            $ 6,574
                                                                        =======            =======
Earnings per share (basic)..........................................    $  0.13            $  0.33
                                                                        =======            =======
Average common shares outstanding...................................     24,211             19,676
                                                                        =======            =======
Earnings per share (diluted)........................................    $  0.13            $  0.33
                                                                        =======            =======
Average common shares and common share equivalents outstanding.......    24,211             19,676
                                                                        =======            =======

     The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                           OMEGA PROTEIN CORPORATION
            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                            THREE MONTHS ENDED MARCH 31,
                                                                                        ------------------------------------
                                                                                           1999                      1998
                                                                                        ----------                ----------
                                                                                                     (IN THOUSANDS)
Cash flows provided by operating activities:
    Net income..................................................................        $    3,060                $    6,574
    Adjustments to reconcile net income to net cash (used in) provided by operating activities:
       (Gain) on disposal of assets, net........................................                 -                      (134)
       Depreciation and amortization............................................             2,219                     1,781
       Deferred income taxes....................................................                 -                     1,445
       Changes in assets and liabilities:
         Receivables............................................................             1,365                    (1,403)
         Inventories............................................................             1,217                     2,078
         Accounts payable and accrued liabilities...............................              (403)                       48
         Amounts due to parent..................................................               (55)                   (2,044)
         Other, net.............................................................               485                      (363)
                                                                                        ----------                ----------
           Total adjustments....................................................             4,828                     1,408
                                                                                        ----------                ----------
           Net cash  provided by operating activities...........................             7,888                     7,892
                                                                                        ----------                ----------
Cash flows (used in)  provided by investing activities:
  Proceeds from sale of assets, net.............................................                 -                       438
  Capital expenditures..........................................................            (5,519)                   (3,560)
                                                                                        ----------                ----------
           Net cash (used in) investing activities..............................            (5,519)                   (3,122)
                                                                                        ----------                ----------
Cash flows (used in) provided by financing activities:
  Principal payments of short and long-term debt obligations....................              (305)                     (391)
  Purchase of Treasury Stock....................................................            (1,492)                        -
                                                                                        ----------                ----------
        Net cash (used in) financing activities.................................            (1,797)                     (391)
                                                                                        ----------                ----------
Net increase in cash and cash equivalents.......................................               572                     4,469
Cash and cash equivalents at beginning of year..................................            44,828                    10,258
                                                                                        ----------                ----------
Cash and cash equivalents at end of period......................................        $   45,400                $   14,727
                                                                                        ==========                ==========



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

            The unaudited condensed consolidated financial statements included herein have been prepared by Omega, without audit, pursuant to the rules and regulations of the Securities Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature. Although Omega believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in Omega's Annual Report on Form 10-K for the fiscal year ended September 30, 1998, filed with the Securities and Exchange Commission on December 14, 1998. The results of operations for the fiscal quarter ended March 31, 1999 are not necessarily indicative of the results to be expected for any subsequent quarter or the 12 months ending December 31, 1999.

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

            The Company's inventory cost system considers all costs, both variable and fixed, associated with an annual fish catch and its' processing. The Company's costing system allocates cost to inventory quantities on a per unit basis as calculated by a formula that considers total estimated inventoriable costs for a fishing season (including off-season costs) to total estimated fish catch and the relative fair market value of the individual products produced. The Company adjusts the cost of sales, off-season costs and inventory balances at the end of each quarter based on revised estimates of total inventoriable costs and fish catch.

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

            Depreciation of property and equipment is computed by the straight-line method at rates expected to amortize the cost of property and equipment, net of salvage value, over their estimated useful lives. Estimated useful lives of assets acquired new, determined as of the date of acquisition are as follows:

                                                             USEFUL LIVES
                                                               (YEARS)
                                                             ------------
       Fishing vessels and fish processing plants..............  15-20
       Furniture and fixtures..................................   3-10

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

            At March 31, 1999 and December 31, 1998, the Company had cash deposits concentrated primarily in two major banks. In addition, the Company had Certificates of Deposit and commercial quality grade A2P2 rated or better securities paper with companies and financial institutions. As a result of the foregoing, the Company believes that credit risk in such investments is minimal.

  Earnings Per Share

            Basic earnings per share were computed by dividing income by the weighted average number of common shares outstanding. Diluted earnings per share were computed by dividing income by the sum of the weighted average number of common shares outstanding and the effect of any dilutive stock options.

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

  NOTE 2. ASSET ACQUISITIONS

     On November 3, 1997, the Company acquired the fishing and processing assets of American Protein, Inc. ("American Protein"), which operated ten fishing vessels and a menhaden processing plant in the Chesapeake Bay area, for $14.5 million in cash (the "American Protein Acquisition").

     Additionally, on November 25, 1997, the Company purchased the fishing and processing assets of Gulf Protein, Inc. ("Gulf Protein"), which included six fishing vessels, five spotter planes and the processing equipment located at the Gulf Protein Plant near Morgan City, Louisiana for $13.6 million in cash and the assumption of $883,000 in liabilities (the "Gulf Protein Acquisition" together with the "American Protein Acquisition" the "Acquisitions").

     These acquisitions were financed by a $28.1 million intercompany loan from Zapata. Interest on this loan was accrued at the rate of 8.5% per annum and was repayable in quarterly installments beginning May 1, 1998. The loan, which was to mature on August 1, 2002, was prepaid in May 1998 with a portion of the proceeds from the Company's initial public offering described in Note 1.

NOTE 3. ACCOUNTS RECEIVABLE

     Accounts receivable as of March 31, 1999 and December 31, 1998 are summarized as follows:

                                                        MARCH          DECEMBER
                                                         1999            1998
                                                      --------        ---------
                                                            (IN THOUSANDS)

Trade.............................................     $   6,500      $   8,230
Insurance.........................................           290            304
Employee..........................................           152            102
Current note receivable...........................           391              -
Other.............................................           404            458
                                                       ---------      ---------
Total accounts receivable ........................         7,737          9,094
Less allowance for doubtful accounts..............          (200)          (192)
                                                       ---------      ---------
Receivables, net..................................     $   7,537      $   8,902
                                                       =========      =========

NOTE 4. INVENTORY

     Inventory as of March 31, 1999 and December 31, 1998 is summarized as follows:

                                                         MARCH          DECEMBER
                                                          1999            1998
                                                        -------         --------
                                                             (IN THOUSANDS)
Fish meal........................................      $   9,702      $  19,025
Fish oil.........................................          7,192         12,456
Fish solubles....................................            476            906
Off-season cost..................................         19,159          5,973
Materials & supplies.............................          5,628          5,019
Other............................................             79             74
Less oil inventory reserve.......................           (102)          (102)
                                                       ---------      ---------
Total inventory..................................      $  42,134      $  43,351
                                                       =========      =========

NOTE 5. OTHER ASSETS

     Other assets as of March 31, 1999 and December 31, 1998 are summarized as follows:

                                                        MARCH         DECEMBER
                                                         1999            1998
                                                       -------        --------
                                                            (IN THOUSANDS)
 Fishing nets.....................................     $   1,429      $   1,263
 Prepaid pension cost.............................         2,890          2,890
 Title XI loan origination fee....................           377            399
 Note receivable..................................             -            384
 Deposits.........................................           117            116
 Investments in unconsolidated affiliates.........            78             78
 Miscellaneous....................................           481            535
                                                       ---------      ---------
 Total other assets...............................     $   5,372      $   5,665
                                                       =========      =========

     Amortization expense for fishing nets amounted to $200,000 and $228,000 for the quarters ended March 31, 1999 and 1998, respectively.

NOTE 6. PROPERTY AND EQUIPMENT

     Property and equipment as of March 31, 1999 and December 31, 1998 are summarized as follows:

                                                       MARCH       DECEMBER
                                                        1999         1998
                                                      -------      --------
                                                          (IN THOUSANDS)
     Land..........................................   $   5,390    $   5,390
     Plant assets..................................      58,565       53,696
     Fishing vessels...............................      63,208       60,879
     Furniture and fixtures........................       1,595        1,552
     Other.........................................       5,519        7,240
                                                      ---------    ---------
     Total property and equipment..................     134,277      128,757
     Less accumulated depreciation and impairment..     (44,659)     (42,689)
                                                      ---------    ---------
     Property and equipment, net...................   $  89,618    $  86,068
                                                      =========    =========

     Depreciation expense for the quarters ended March 31, 1999 and 1998 was $2.0 million and $1.6 million, respectively.

NOTE 7. NOTES PAYABLE AND LONG-TERM DEBT

     At March 31, 1999 and December 31, 1998, the Company's long-term debt consisted of the following:

                                                                                      MARCH         DECEMBER
                                                                                       1999           1998
                                                                                      -----         --------
U.S. government guaranteed obligations (Title XI loan) collateralized by a first lien on certain vessels and  certain plant assets:
    Amounts due in installments through 2013, interest from 6.63% to 8.25%......     $ 10,587       $ 10,872
    Amounts due in installments through 2014,  interest at Eurodollar rates
     Plus .45%; 5.74% and 5.77% at March 31, 1999 and December 31, 1998,
      respectively..............................................................        1,230          1,250
 Other debt at 4% at March 31, 1999 and December 31, 1998.......................           80             80
                                                                                     --------       --------
 Total debt.....................................................................       11,897         12,202
      Less current maturities...................................................         (877)          (997)
                                                                                     --------       --------
 Long-term debt.................................................................     $ 11,020       $ 11,205
                                                                                     ========       ========

     At March 31, 1999 and December 31, 1998, the estimated fair value of debt obligations approximated book value.

     The Company is currently authorized to receive up to $20.6 million in loans under the Title XI program. To date the Company has used $15.0 million of the authorized Title XI funds. At March 31, 1999 and December 31, 1998, the Company was in compliance with all restrictive covenants, the Company was required to maintain a current ratio of at least 1.25:1 and maintain a debt to equity ratio of not more than 2:1. Covenants also limit capital expenditures and investments.

     On August 11, 1998 the Company entered into a two year $20.0 million revolving credit agreement with SunTrust Bank, South Florida, N.A. (the "Credit Facility"). Under the Credit Facility the Company may make borrowings in a principal amount not to exceed $20.0 million at any time. Borrowings under this facility may be used for working capital and capital expenditures. Interest accrues on borrowings that will be outstanding under the Credit Facility at the Company's election, either (i) the bank's prime rate less 75 basis points, or (ii) LIBOR plus a margin based on the Company's financial performance. The revolving credit agreement requires a per annum commitment fee of one-eighth of a percent (0.125%) on the average daily unused portion of the commitment of the Lender. The Credit Facility is collateralized by all of the Company's trade receivables, inventory and specific computer equipment. The Company and its subsidiaries are required to comply with certain financial covenants, including maintenance of a minimum tangible net worth, debt to tangible net worth ratio, funded debt to cash flow ratio and fixed charges ratio, and certain other covenants. As of March 31, 1999 and December 31, 1998, the Company had no borrowings outstanding under the Credit Facility.

  NOTE 8. ACCRUED LIABILITIES

     Accrued liabilities as of March 31, 1999 and December 31, 1998 are summarized as follows:

                                                              MARCH    DECEMBER
                                                              1999       1998
                                                             -------   --------
                                                               (IN THOUSANDS)
Salary and benefits........................................  $ 2,390    $ 2,826
Insurance..................................................    3,291      3,598
Taxes, other than income tax...............................      845        868
Federal and state income taxes.............................    3,393      1,674
Trade creditors............................................    2,443      2,865
Other......................................................       68         27
                                                             -------    -------
Total accrued liabilities..................................  $12,430    $11,858
                                                             =======    =======

  NOTE 9. CERTAIN TRANSACTIONS AND ARRANGEMENTS BETWEEN THE COMPANY AND ZAPATA

     The Company provided to Zapata payroll and certain administrative services billed at their approximate cost. During the three-month periods ended March 31, 1999 and March 31, 1998 fees for these services totaled $58,666 and $7,500 respectively. The cost of such services were based on the estimated percentage of time that employees spent working on the other party's matters as a percent of total time worked. The Company's management deemed this allocation method to be reasonable.

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

   NOTE 10. STOCKHOLDERS' EQUITY

   Treasury Stock

     During the three-months ended March 31, 1999, the Company acquired 307,900 shares of its Common Stock in connection with its stock repurchase program. That program authorizes the Company to purchase up to 4.0 million common shares from time to time on the open market at price levels the Company deems attractive.

   NOTE 11. COMMITMENTS AND CONTINGENCIES

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

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Forward-looking statements in this Form 10-Q, future filings by the Company with the Securities and Exchange Commission (the "Commission"), the Company's press releases and oral statements by authorized officers of the Company are intended to be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the risks set forth under the caption "Significant Factors that May Affect Forward Looking Statements" appearing in Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company believes that forward-looking statements made by it are based on reasonable expectations. However, no assurances can be given that actual results will not differ materially from those contained in such forward-looking statements. Forward-looking statements involve statements that are predictive in nature, which depend upon or refer to future events or conditions, which include the words "estimate," "project," "anticipate," "expect," "predict," and "believe" and similar expressions as well as the Company's statements concerning the state of the Company's Year 2000 readiness. The Company assumes no obligation to update forward-looking statements.

  GENERAL

     As used herein, the term "Omega" or the "Company" refers to Omega Protein Corporation and its consolidated subsidiaries, as applicable. All references herein to a "fiscal" year mean the 12-month period ended December 31 of such year. The Company's principal executive offices are located at 1717 St. James Place, Suite 550, Houston, Texas 77056 (Telephone: (713) 623-0060).

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

    The Company closed the American Protein Acquisition on November 3, 1997 and the Gulf Protein Acquisition on November 25, 1997. See Part I Financial Information Note 2 to Financial Statements. Both Acquisitions were accounted for as purchases and, therefore, their results of operations were included in the Company's Statement of Operations as of the closing dates for each Acquisition.

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

    The Company's harvesting season generally extends from May through December in the mid-Atlantic coast and from April through October in the Gulf coast. During the off-season, the Company fills purchase orders from the inventory it has accumulated during the fishing season. Prices for the Company's products historically have been lower during the fishing season when product is more abundant than in the off-season. Throughout the entire year, and from year to year, prices are significantly influenced by supply and demand in world markets for competing products, particularly soybean meal for its fish meal products and vegetable oils and fats for its fish oil products when used as an alternative to vegetable oils and fats. In an effort to reduce price volatility and to generate higher, more consistent profit margin, the Company has concentrated on the production and marketing of specialty meal products, which generally have higher margins than the Company's regular grade meal product. Additionally, the Company is attempting to introduce its refined fish oil into the U.S. food market where initial marketing efforts have indicated significantly increased margin opportunities and more stable demand requirements over the Company's traditional crude fish oil markets.

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

    The Company's primary sources of liquidity and capital resources have been cash flows from operations, proceeds from initial public offering, pre-initial public offering borrowings from Zapata, bank credit facilities and term loans from various lenders provided pursuant to the Title XI of the Marine Act of 1936 ("Title XI"). These sources of cash flows have been used for capital expenditures (including acquisitions) and payment of long-term debt. The Company expects to finance future expenditures through existing cash balances, internally generated cash flows and, if necessary, through funds available from its $20.0 million credit facility and/or Title XI facilities described below.

    Under the Title XI program offered through National Marine Fisheries Service, the Company has the ability to secure loans for fishing vessels and shoreside capital expenditures and maintenance through lenders with terms generally ranging between 12 and 20 years at an interest rate between 6% and 8% per annum which are enhanced with a government guaranty to the lender for up to 80% of the financing. The Company's current Title XI borrowings are secured by liens on 14 fishing vessels and mortgages on the Company's Reedville, Virginia and Abbeville, Louisiana plants. The Company is currently authorized to receive up to $20.6 million in loans under this program. To date, the Company has used $15.0 million of these funds.

    On September 17, 1998 the Company's Board of Directors authorized the repurchase of up to 4.0 million shares of the Company common stock from time to time, depending on market conditions. No time limit has been placed on the duration of the program and no minimum number or value of shares to be repurchased has been fixed. Subject to applicable securities laws, shares may be repurchased from time to time in the open market or private transactions. Purchases are subject to availability of shares at prices deemed appropriate by the Company's management and other corporate considerations. Repurchased shares will be held as treasury shares available for general corporate purposes. During the quarter ended March 31, 1999, the Company repurchased 307,900 shares for a total cost of $1.5 million or an average cost of $4.79. To the extent that additional shares are repurchased under the program the Company's liquidity and working capital will be correspondingly reduced.

    Omega had an unrestricted cash balance of $45.4 million at March 31, 1999, up $0.6 million from December 31, 1998. This increase was due to a $7.9 million increase in cash provided by operating activities (which was mainly attributable to net income and decreases in inventory and trade receivables balances), which more than offset net cash used in investing and financing activities.

    Investing activities used $5.5 million in the quarter ended March 31, 1999 and $3.1 million during the quarter ended March 31, 1998. The Company's investing activities consisted mainly of capital expenditures for equipment purchases and equipment replacements in the three-month periods ended March 31, 1999 and 1998.

    Net financing activities used $305,000 to repay debt obligations and $1.5 million to repurchase stock during the period ended March 31, 1999 compared with $0.4 million used by net financing activities during the quarter ended March 31, 1998.

    The Company believes that its existing cash, cash equivalents, short-term investments and funds available through its credit facility will be sufficient to meet its working capital and capital expenditure requirements through at least the end of 2000.

  RESULTS OF OPERATIONS

            The following table sets forth as a percentage of revenues certain items of the Company's operations for each of the indicated periods:

                                                THREE MONTHS ENDED MARCH 31,
                                                ---------------------------
                                                  1999               1998
                                                --------           --------
    Revenues....................................  100.0%              100.0%
    Cost of sales...............................   69.9                58.1
                                                  -----               -----
           Gross profit.........................   30.1                41.9
    Selling, general and administrative.........    9.8                 4.8
                                                  -----               -----
    Operating income............................   20.3                37.1
    Interest income (expense)...................    1.7                (2.0)
    Other (expense) income......................    (.4)                (.2)
                                                  -----               -----
    Income before income taxes..................   21.6                34.9
    (Provision) for income taxes................   (7.8)              (12.9)
                                                  -----               -----
    Net income..................................   13.8                22.0
                                                  =====               =====

  INTERIM RESULTS FOR THE FIRST QUARTER ENDED MARCH 31, 1999 AND 1998

            REVENUES. For the three-months ended March 31, 1999 revenues decreased $7.9 million, or 26.3% from $30.0 million in the quarter ended March 31, 1998. The decrease was attributable to lower sales volumes of the Company's fish oil and lower prices for the Company's fish meal. Sales volumes declined by 39.0% in the period ended March 31, 1999 as compared to the comparable period ended March 31, 1998. This was due to management's decision to defer crude oil sales during the current quarter as a result of lower prices. Crude fish oil prices decreased approximately 11.8% over the same period in the prior year quarter. Fish meal sales volumes for the current quarter were relatively unchanged from the comparable period during the prior year. However, the average selling prices for fish meal during the current quarter decreased 12.9% compared to the three-months ended March 31, 1998.

            COST OF SALES. Cost of sales, including depreciation and amortization, for the quarter ended March 31, 1999 was $15.5 million, a $2.0 million decrease from $17.5 million in the quarter ended March 31, 1998. As a percent of revenues, cost of sales was 69.9% in the quarter ended March 31, 1999 as compared to 58.1% in the quarter ended March 31, 1998. Per ton cost of sales were higher in the quarter ended March 31, 1999 as compared to the quarter ended March 31, 1998, due mainly to higher cost inventories carried forward from fiscal 1998. During August and September of 1998, fishing operations were hampered by a series of hurricanes and tropical storms that disrupted fishing operations, resulting in higher cost inventory.

            GROSS PROFIT. Gross Profit decreased $5.9 million or 47.0% from $12.6 million in the quarter ended March 31, 1998 to $6.7 million in the quarter ended March 31, 1999. As a percentage of revenues, the Company's gross profit margin decreased 11.8% in the three-month period ended March 31, 1999 compared to the same period in the prior fiscal year.

  The decline in gross profit was the result of both a decrease in revenues and higher cost of sales due to the higher cost of inventories carried forward from fiscal 1998, resulting in a lower gross profit margin during the first quarter of fiscal 1999 compared to the three-months ended March 31, 1998.

            SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $741,000 or 51.2% from $1.4 million in the quarter ended March 31, 1998 compared to $2.2 million in the period ended March 31, 1999. The increase in expense was due primarily to increased personnel and marketing costs associated with the Company's efforts to enter the U.S. food market with its refined menhaden oil.

            OPERATING INCOME. As a result of the factors discussed above, the Company's operating income decreased from $11.1 million in the quarter ended March 31, 1998 to $4.5 million for the period ended March 31, 1999. As a percentage of revenue, operating income decreased from 37.1% in the quarter ended March 31, 1998 to 20.3% in the period ended March 31, 1999.

            INTEREST INCOME (EXPENSE), NET. Interest expense decreased by $989,000 from net interest expense in the quarter ended March 31, 1998 to net interest income during the current quarter. The decrease in net interest expense was due to the Company's repayment of $33.3 million intercompany to Zapata in April 1998 with a portion of the proceeds from the Company's initial public offering and the investment of the approximately $40.0 million in remaining net proceeds from the offering.

            OTHER INCOME (EXPENSE), NET. Other expense increased $22,000 in the period ended March 31, 1999 due to the amortization of a non-compete obligation to the Company.

            PROVISION FOR INCOME TAXES. The Company recorded a $1.7 million provision for income tax for the period ended March 31, 1999. This represents an effective tax rate of 36.0% in comparison to a $3.9 million tax provision in the quarter ended March 31, 1998, representing an effective tax rate of 37.2%. The effective tax rate approximates the applicable combined state and federal statutory tax rates for the respective periods.

  SEASONAL AND QUARTERLY RESULTS

            The Company's menhaden harvesting and processing business is seasonal in nature. The Company generally has higher sales during the menhaden harvesting season (which includes the three-month periods ending June 30 and September 30) due to increased product availability, but prices during the fishing season tend to be lower than during the off-season. As a result, the Company's quarterly operating results have fluctuated in the past and may fluctuate in the future. In addition, from time to time the Company defers sales of inventory based on worldwide prices for competing products that affect prices for the Company's products which may affect comparable period comparisons.

  YEAR 2000

            The Year 2000 ("Y2K") issue is the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Some computer systems will be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to disruptions in operations.

            The Company is aware of the issues surrounding the Y2K and the problems that may occur. In 1997 the Company developed a program for Y2K compliance. Since 1997 the Company has converted all of its computer information systems to enable proper processing of critical management information systems ("MIS") related to the Y2K issue and beyond. Critical MIS systems consist of software programs such as the operating system, spreadsheets, accounting and financial programs. Testing methodology involved changing the date on the system being tested to be in the year 2000 and then exercising all relevant applications to verify Y2K compliance. The Company's current estimates indicate that the costs of addressing potential problems are not expected to have a material impact upon the Company's financial position, result of operations or cash flows in future periods. To date, the cost of the Company's Y2K Compliance program (including software conversion) has been immaterial.

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

            Internal systems are not the only ones that may have a material effect on the Company. External relationships to the Company, such as vendors and customers may also impact the Company by their inability to deliver goods and services required by the Company to operate. Customers could impact the Company by their inability to operate, reducing the sale of product, or their inability to pay the Company for products purchased. The Company has decided to address this issue in fiscal 1999 by identifying major vendors and customers and sending surveys to discover their level of Y2K compliance. Major vendors are defined as those that provide critical goods or services to the Company or those that provide critical components to the Company (such as fuel suppliers and financial institutions). Major customers are identified as those customers that are at the greatest risk of being impacted by the Y2K problem (mainly large domestic and foreign industrial and commercial customers). The projected completion date of system surveys of external parties is June 30, 1999. There can be no guarantee that the systems of other companies on which Omega's systems rely will be timely converted or that a failure to convert by another company or that a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

            At this point in time, management has not engaged any firm, nor does it plan to engage any firm, to perform an independent verification and validation of the Company's Y2K compliance.

            At present, the Company does not have a contingency plan in place to specifically cover the Y2K issues. However, the Company's management continues to evaluate its systems and those of its vendors and customers and expects that all of its systems will be compliant prior to the year 2000.

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

        9. The unanticipated impact of Y2K issues, including the Company's ability to address Y2K compliance and to develop information technology and management information systems to support strategic goals while continuing to control costs and expenses and counter-party issues.

       10. Risks related to unanticipated material adverse outcomes in any pending litigation or any other unfavorable outcomes or settlements. There can be no assurance that the Company will prevail in any pending litigation and to the extent that the Company sustains losses growing out of any pending litigation which are not presently reserved or otherwise provided for or insured against, its business, results of operation and financial condition could be adversely effected.

       11. In the future the Company may undertake acquisitions, although there is no assurance this will occur. Further, there can be no assurance that the Company will be able to profitably manage future businesses it may acquire or successfully integrate future businesses it may acquire into the Company without substantial costs, delays or other problems which could have a material adverse effect on the Company's business, results of operations and financial condition.

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

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               The Company held its Annual Meeting of Stockholders on January 8, 1999 for the purpose of electing Class I directors and approving the ratification of auditors.

               All of management's nominees for directors as listed in the proxy statement were elected with the following vote:

                                 Number of Shares/Votes
           Nominee              For       Authority Withheld
           -------           ----------   ------------------

          Gary L. Allee      20,759,060               13,667

          William Lands      20,759,060               13,667

          There were no broker non-votes. The terms of the Company's Class II directors, Avram A. Glazer, Malcolm I. Glazer and Joseph L. von Rosenberg, continued.

          The ratification of PriceWaterhouseCoopers LLP as Public Accountant for the fiscal year 1999 was approved with the following vote: For 20,771,022 Against 1,600 Abstain 0 Broker non-votes 105.

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

                                     OMEGA PROTEIN CORPORATION
                                               (Registrant)


May 11, 1999                  By:           /s/ ERIC T. FUREY
                                  ---------------------------------------------
                                  (Vice President, General Counsel and
                                  Corporate Secretary)


May 11, 1999                  By:           /s/ ROBERT W. STOCKTON
                                  --------------------------------------------
                                    (Executive Vice President and Chief
                                    Financial Officer)

                                 EXHIBIT INDEX


EXHIBIT NUMBER                           DESCRIPTION
--------------                           -----------


     27.1  -    Financial Data Schedule