Form 10-Q
period 1999-06-30
OMEGA PROTEIN CORP
filed 1999-08-12
CIK 1053650

===============================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                             _____________________


                                   FORM 10-Q

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1999


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

     Number of shares outstanding of the Registrant's Common Stock, par value $0.01 per share, on August 11, 1999: 23,874,786

================================================================================

                           OMEGA PROTEIN CORPORATION
                               TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Unaudited Condensed Consolidated Balance Sheet as of June 30, 1999
            and December 31, 1998............................................   3
         Unaudited Condensed Consolidated Statement of Operations for the
            three months and six months ended June 30, 1999 and 1998.........   4
         Unaudited Condensed Consolidated Statement of Cash Flows for the
            six months ended June 30, 1999 and 1998..........................   5
         Notes to Unaudited Condensed Consolidated Financial Statements......   6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operation................................................  14

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings...................................................  25

Item 2.  Changes in Securities...............................................  25

Item 6.  Exhibits and Reports on Form 8-K....................................  26

Signatures...................................................................  27

Exhibit Index................................................................  28

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements and Notes

                           OMEGA PROTEIN CORPORATION
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET


                                                                                    June 30,         December 31,
                                                                                      1999               1998
                                                                                  -----------        ------------
                                                                                           (in thousands)
                                  ASSETS
                                  ------
Current assets:
    Cash and cash equivalents..................................................   $    32,884        $     44,828
    Receivables, net...........................................................         6,929               8,902
    Inventories................................................................        59,271              43,351
    Prepaid expenses and other current assets..................................           407               1,039
                                                                                  -----------        ------------
        Total current assets...................................................        99,491              98,120
                                                                                  -----------        ------------
Other assets...................................................................         5,559               5,665
                                                                                  -----------        ------------
Property and equipment, net....................................................        92,366              86,068
                                                                                  -----------        ------------
                Total assets...................................................   $   197,416        $    189,853
                                                                                  ===========        ============

                LIABILITIES AND STOCKHOLDERS' EQUITY
                ------------------------------------

Current liabilities:
    Current maturities of long-term debt.......................................   $       865        $        997
    Accounts payable...........................................................         4,177               1,672
    Accrued liabilities........................................................        15,975              11,858
    Amounts due to parent......................................................             -                  36
                                                                                  -----------        ------------
        Total current liabilities..............................................        21,017              14,563
                                                                                  -----------        ------------
Long-term debt.................................................................        10,832              11,205
                                                                                  -----------        ------------
Deferred income taxes..........................................................         3,789               2,860
                                                                                  -----------        ------------
Other liabilities..............................................................           375                 375
                                                                                  -----------        ------------

Commitments and contingencies (Note 11)

Stockholders' equity:
    Preferred stock, $0.01 par value: authorized 10,000,000 shares: none
        issued.................................................................             -                   -
    Common stock, $0.01 par value; authorized 80,000,000 shares:
        24,282,586 shares and 24,276,812 shares issued and outstanding,
        respectively...........................................................           243                 243
    Capital in excess of par value.............................................       111,768             111,722
    Reinvested earnings, from October 1, 1990..................................        51,427              48,885
    Common stock in treasury, at cost - 413,100 shares.........................        (2,035)                  -
                                                                                  -----------        ------------
        Total stockholders' equity.............................................       161,403             160,850
                                                                                  -----------        ------------
                 Total liabilities and stockholders' equity....................   $   197,416        $    189,853
                                                                                  ===========        ============

    The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                           OMEGA PROTEIN CORPORATION
           UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                                      Three Months Ended            Six Months Ended
                                                             June 30,                    June 30,
                                                     ---------------------       ---------------------
                                                       1999         1998           1999         1998
                                                     --------     --------       --------     --------
                                                          (In thousands, except per share amounts)
Revenues..........................................   $ 18,222     $ 31,488       $ 40,377     $ 61,529
Cost of sales.....................................     16,883       19,217         32,369       36,677
                                                     --------     --------       --------     --------
Gross profit......................................      1,339       12,271          8,008       24,852
Selling, general, and administrative expense......      2,300        1,909          4,488        3,356
                                                     --------     --------       --------     --------
Operating income (loss)...........................       (961)      10,362          3,520       21,496
Interest income (expense), net....................        274          430            659         (174)
Other income (expense), net.......................       (120)         (51)          (208)        (117)
                                                     --------     --------       --------     --------
Income (loss) before income taxes.................       (807)      10,741          3,971       21,205
Provision (benefit) for income taxes..............       (289)       4,072          1,429        7,962
                                                     --------     --------       --------     --------
Net income (loss).................................   $   (518)    $  6,669       $  2,542     $ 13,243
                                                     ========     ========       ========     ========
Earnings (loss) per share (basic).................   $   (.02)    $   0.28       $    .11     $    .61
                                                     ========     ========       ========     ========
Average common shares outstanding.................     23,897       23,951         24,053       21,825
                                                     ========     ========       ========     ========

Earnings (loss) per share (diluted)...............   $   (.02)    $   0.27       $    .11     $    .60
                                                     ========     ========       ========     ========

Average common shares and common share
    equivalents outstanding.......................     23,897       24,429         24,053       22,066
                                                     ========     ========       ========     ========

    The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                           OMEGA PROTEIN CORPORATION
           UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                  Six Months Ended
                                                                                        June 30,
                                                                             ----------------------------
                                                                                1999              1998
                                                                             ----------        ----------
                                                                                    (in thousands)
Cash flows provided by operating activities:
    Net income............................................................   $    2,542        $   13,243
    Adjustments to reconcile net income to net cash (used in) provided by operating activities:
        Gain on disposal of assets, net...................................            -              (143)
        Depreciation and amortization.....................................        4,440             3,717
        Deferred income taxes.............................................          929             1,445
        Changes in assets and liabilities:
            Receivables...................................................        1,973            (4,684)
            Inventories...................................................      (15,920)           (7,710)
            Accounts payable and accrued liabilities......................        6,622             7,623
            Amounts due to parent.........................................          (36)           (8,943)
            Other, net....................................................          284              (121)
                                                                             ----------        ----------
                 Total adjustments........................................       (1,708)           (8,816)
                                                                             ----------        ----------
                 Net cash  provided by operating activities...............          834             4,427
                                                                             ----------        ----------
Cash flows (used in) provided by investing activities:
    Proceeds from sale of assets, net.....................................            -               460
    Capital expenditures..................................................      (10,238)          (13,204)
                                                                             ----------        ----------
                 Net cash (used in) investing activities..................      (10,238)          (12,744)
                                                                             ----------        ----------
Cash flows (used in) provided by financing activities:
    Principal payments of short and long-term debt obligations............         (505)           (2,581)
    Purchase of treasury stock............................................       (2,035)                -
    Proceeds from borrowings - Bank Debt..................................            -             2,579
    Repayments on borrowings - Parent.....................................            -           (28,116)
    Proceeds from issuance of common stock................................            -            68,037
                                                                             ----------        ----------
                 Net cash (used in) provided by financing activities......       (2,540)           39,919
                                                                             ----------        ----------
Net (decrease) increase in cash and cash equivalents......................      (11,944)           31,602
Cash and cash equivalents at beginning of year............................       44,828            10,258
                                                                             ----------        ----------
Cash and cash equivalents at end of period................................   $   32,884        $   41,860
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

                           OMEGA PROTEIN CORPORATION
                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS

Note 1.   Significant Accounting Policies
          Summary of Operations and Basis of Presentation

Business Description

     Omega Protein Corporation ("Omega" or the "Company"), produces and markets a variety of products produced from menhaden (a fish found in commercial quantities), including regular grade and value added specialty fish meals, crude and refined fish oils and fish solubles. The Company's fish meal products are used as nutritional feed additives by animal feed manufacturers and by commercial livestock producers. The Company's crude fish oil is sold to food producers in Europe, and its refined fish oil products are used as a high Omega-3 ingredient in foods for human consumption, in aquaculture feeds and in certain industrial applications. Fish solubles are sold as protein additives for animal feed and as organic fertilizers.

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

     The unaudited condensed consolidated financial statements included herein have been prepared by Omega, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature. Although Omega believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in Omega's Annual Report on Form 10-K for the fiscal year ended September 30, 1998, filed with the Securities and Exchange Commission on December 14, 1998. The results of operations for the fiscal quarter ended June 30 and the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for any subsequent quarter or the 12 months ending December 31, 1999.

Revenue Recognition

     The Company recognizes revenue for the sale of its products when title to its products is transferred to the customer.

Inventories

     The Company's fishing season runs from mid-April to the end of October on the Gulf Coast and from the beginning of May to the end of December on the Atlantic Coast. Government regulations preclude the Company from fishing during the off-seasons. During the off-seasons, the Company incurs costs (i.e., plant and vessel-related labor, utilities, rent and depreciation) that are directly related to the Company's infrastructure that will be used in the upcoming fishing season. Costs that are incurred subsequent to a fish catch are deferred until the next season and are included with inventory. Fishing product inventories and materials, parts and supplies are stated at the lower of cost (average cost) or market.

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

     Depreciation of property and equipment is computed by the straight-line method at rates expected to amortize the cost of property and equipment, net of salvage value, over their estimated useful lives. Estimated useful lives of assets acquired new, determined as of the date of acquisition, are as follows:

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

     At June 30, 1999 and December 31, 1998, the Company had cash deposits concentrated primarily in two major banks. In addition, the Company had Certificates of Deposit and commercial quality grade A2P2 rated or better securities paper with companies and financial institutions. As a result of the foregoing, the Company believes that credit risk in such investments is minimal.

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

Quasi-Reorganization

     In connection with the comprehensive restructuring accomplished in the year ended September 30, 1991, the Company, in conjunction with Zapata, implemented, for accounting purposes, a "quasi-reorganization," an elective accounting procedure that permits a company that has emerged from previous financial difficulty to restate its accounts and establish a fresh start in an accounting sense. After implementation of the accounting quasi-reorganization, the Company's assets and liabilities were revalued and its deficit in reinvested earnings was charged to capital in excess of par value. The Company effected the accounting quasi-reorganization as of October 1, 1990.

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

Note 3.   Accounts Receivable

     Accounts receivable as of June 30, 1999 and December 31, 1998 are summarized as follows:

                                                                                       June          December
                                                                                       1999            1998
                                                                                    ----------      ----------
                                                                                           (in thousands)
          Trade..................................................................   $    4,782      $    8,230
          Insurance..............................................................        1,131             304
          Employee...............................................................          173             102
          Current note receivable................................................          389               -
          Other..................................................................          628             458
                                                                                    ----------      ----------
          Total accounts receivable..............................................        7,103           9,094
          Less allowance for doubtful accounts...................................         (174)           (192)
                                                                                    ==========      ==========
          Receivables, net.......................................................   $    6,929      $    8,902
                                                                                    ==========      ==========

Note 4.   Inventory

     Inventory as of June 30, 1999 and December 31, 1998 is summarized as follows:

                                                                                       June          December
                                                                                       1999            1998
                                                                                    ----------      ----------
                                                                                           (in thousands)
          Fish meal..............................................................   $   18,345      $   19,025
          Fish oil...............................................................       10,188          12,456
          Fish solubles..........................................................          893             906
          Off-season cost........................................................       24,392           5,973
          Materials & supplies...................................................        5,458           5,019
          Other..................................................................           97              74
          Less oil inventory reserve.............................................         (102)           (102)
                                                                                    ----------      ----------
          Total inventory........................................................   $   59,271      $   43,351
                                                                                    ==========      ==========

Note 5.   Other Assets

     Other assets as of June 30, 1999 and December 31, 1998 are summarized as follows:

                                                                                       June          December
                                                                                       1999            1998
                                                                                    ----------      ----------
                                                                                          (in thousands)
          Fishing nets...........................................................   $    1,524      $    1,263
          Prepaid pension cost...................................................        3,040           2,890
          Title XI loan origination fee..........................................          383             399
          Note receivable........................................................            -             384
          Deposits...............................................................          117             116
          Investments in unconsolidated affiliates...............................           78              78
          Miscellaneous..........................................................          417             535
                                                                                    ----------      ----------
          Total other assets.....................................................   $    5,559      $    5,665
                                                                                    ==========      ==========

     Amortization expense for fishing nets amounted to $400,000 and $455,500 for the six-months ended June 30, 1999 and 1998, respectively.

Note 6.  Property and Equipment

     Property and equipment as of June 30, 1999 and December 31, 1998 are summarized as follows:

                                                                    June         December
                                                                    1999           1998
                                                                 ----------     ----------
                                                                      (in thousands)
          Land..............................................     $    5,390     $    5,390
          Plant assets......................................         58,565         53,696
          Fishing vessels...................................         63,208         60,879
          Furniture and fixtures............................          1,595          1,552
          Other.............................................         10,238          7,240
                                                                 ----------     ----------
          Total property and equipment......................        138,996        128,757
          Less accumulated depreciation and impairment......        (46,630)       (42,689)
                                                                 ----------     ----------
          Property and equipment, net.......................     $   92,366     $   86,068
                                                                 ==========     ==========

     Depreciation expense for the six-months ended June 30, 1999 and 1998 was $3.9 million and $3.1 million, respectively.

Note 7.  Notes Payable and Long-Term Debt

     At June 30, 1999 and December 31, 1998, the Company's long-term debt consisted of the following:

                                                                                        June         December
                                                                                        1999           1998
                                                                                     ----------     ----------
U.S. government guaranteed obligations (Title XI loan) collateralized by a first lien on certain vessels and  certain plant assets:
   Amounts due in installments through 2013, interest from 6.63% to 8.25%....        $   10,407     $   10,872
   Amounts due in installments through 2014,  interest at Eurodollar rates
    Plus .45%; 5.45% and 5.77% at June 30, 1999 and December 31, 1998,
    respectively.............................................................             1,210          1,250
Other debt at 4% at June 30, 1999 and December 31, 1998......................                80             80
                                                                                     ----------     ----------
Total debt...................................................................            11,697         12,202
        Less current maturities..............................................              (865)          (997)
                                                                                     ----------     ----------
Long-term debt...............................................................        $   10,832     $   11,205
                                                                                     ==========     ==========

     At June 30, 1999 and December 31, 1998, the estimated fair value of debt obligations approximated book value.

     The Company is currently authorized to receive up to $20.6 million in loans under the Title XI program. To date the Company has used $15.0 million of the authorized Title XI funds. The Title XI facility requires the Company to maintain a current ratio of at least 1.25:1 and maintain a debt to equity ratio of not more than 2:1. Covenants also limit capital expenditures and investments. At June 30, 1999 and December 31, 1998, the Company was in compliance with all restrictive covenants.

     On August 11, 1998 the Company entered into a two year $20.0 million revolving credit agreement with SunTrust Bank, South Florida, N.A. (the "Credit Facility"). Under the Credit Facility the Company may make borrowings in a principal amount not to exceed $20.0 million at any time. Borrowings under this facility may be used for working capital and capital expenditures. Interest accrues on borrowings that will be outstanding under the Credit Facility at the Company's election, either (i) the bank's prime rate less 75 basis points, or
(ii) LIBOR plus a margin based on the Company's financial performance. The revolving credit agreement requires a per annum commitment fee of one-eighth of a percent (0.125%) on the average daily unused portion of the commitment of the Lender. The Credit Facility is collateralized by all of the Company's trade receivables, inventory and specific computer equipment. The Company and its subsidiaries are required to comply with certain financial covenants, including maintenance of a minimum tangible net worth, debt to tangible net worth ratio, funded debt to cash flow ratio and fixed charges ratio, and certain other covenants. As of June 30, 1999 and December 31, 1998, the Company had no borrowings outstanding under the Credit Facility.

Note 8.  Accrued Liabilities

     Accrued liabilities as of June 30, 1999 and December 31, 1998 are summarized as follows:

                                                       June        December
                                                       1999          1998
                                                    ----------    ----------
                                                         (in thousands)
          Salary and benefits...................    $    6,141    $    2,826
          Insurance.............................         4,232         3,598
          Taxes, other than income tax..........         1,061           868
          Federal and state income taxes........         1,707         1,674
          Trade creditors.......................         2,738         2,865
          Other.................................            96            27
                                                    ----------    ----------
          Total accrued liabilities.............    $   15,975    $   11,858
                                                    ==========    ==========

Note 9.  Certain Transactions and Arrangements Between the Company and Zapata

     The Company provides to Zapata payroll and certain administrative services billed at their approximate cost. During the six-month periods ended June 30, 1999 and June 30, 1998 fees for these services totaled approximately $97,000 and $76,000 respectively. The cost of such services were based on the estimated percentage of time that employees spent working on the other party's matters as a percent of total time worked. The Company's management deemed this allocation method to be reasonable.

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

Note 10.  Stockholders' Equity

Treasury Stock

     During the six months ended June 30, 1999, the Company acquired 413,100 shares of its Common Stock in connection with its stock repurchase program. That program authorizes the Company to purchase up to 4.0 million common shares from time to time on the open market at price levels the Company deems attractive.

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

     Omega is the largest U.S. producer of protein-rich meal and oil derived from marine sources. The Company's products are produced from menhaden (a fish found in commercial quantities), including regular grade and value added specialty fish meals, crude and refined fish oils and fish solubles. The Company's fish meal products are used as nutritional feed additives by animal feed manufacturers and by commercial livestock producers. The Company's crude fish oil is sold to food producers in Europe and its refined fish oil products are used as a high Omega-3 ingredient in foods for human consumption, in aquaculture feeds and in certain industrial applications. Fish solubles are sold as protein additives for animal feed and as organic fertilizers.

     The Company owns 66 fishing vessels (53 of which are directly involved in the harvesting operations during fiscal 1999) and owns 33 and leases 11 aircraft (of which 41 are directly involved in the harvesting operations) that are used to harvest menhaden in coastal waters along the U.S. mid-Atlantic and Gulf of Mexico coasts. The fish catch is processed into regular grade fish meal, specialty fish meals, fish oils and fish solubles at the Company's five processing plants located in Virginia, Mississippi and Louisiana.

     The Company closed the American Protein Acquisition on November 3, 1997 and the Gulf Protein Acquisition on November 25, 1997. See Part I -Financial Information - Note 2 to Financial Statements. Both Acquisitions were accounted for as purchases and, therefore, their results of operations were included in the Company's Statement of Operations as of the closing dates for each Acquisition.

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

     The Company's harvesting season generally extends from May through December on the mid-Atlantic Coast and from April through October on the Gulf Coast. During the off-season, the Company fills purchase orders from the inventory it has accumulated during the fishing season. Prices for the Company's products historically have been lower during the fishing season when product is more abundant than in the off-season. Throughout the entire year, and from year to year, prices are significantly influenced by supply and demand in world markets for competing products, particularly soybean meal for its fish meal products and vegetable oils and fats for its fish oil products when used as an alternative to vegetable oils and fats. World grain and oilseed markets during the first six months of 1999 have been burdened by excess supplies relative to demand which, in turn, has resulted in prices for most major commodities being sharply lower than in previous years. Correspondingly, the Company's product prices have been adversely impacted during this period, resulting in decreased gross profit margins and the Company's decision to defer sales of certain of its products until a more favorable pricing atmosphere develops. Due to this decision to defer sales until prices return to the higher levels and the success the Company is experiencing during its current fishing season, management expects inventory levels to increase significantly though third and fourth quarters. Although management believes the net realizable value of inventory held as of June 30, 1999 is in excess of that inventory's cost, it is possible that in the event prices do not increase during the remaining portion of the year that the Company will be required to record an inventory valuation reserve for products to be produced during the third and fourth quarters. Accordingly, it is possible that gross profit margins may continue to decline in prospective quarters.

     In an effort to reduce price volatility and to generate higher, more consistent profit margin, the Company is continuing its efforts towards the production and marketing of specialty meal products, which generally have higher margins than the Company's regular grade meal product. Additionally, the Company is attempting to introduce its refined fish oil into the U.S. food market where initial marketing efforts have indicated significantly increased margin opportunities and more stable demand requirements over the Company's traditional crude fish oil markets.

Liquidity and Capital Resources

     Prior to Omega's initial public offering in April 1998, Zapata, as the sole stockholder of Omega, caused cash to be moved between Omega and Zapata as each company had cash needs. As a result of the offering, Omega and Zapata are now separate public companies and each entity's capital resources and liquidity are legally independent of the other and dedicated to its own operations. As a result, the historical liquidity and capital resources of the Company may not be indicative of the Company's future liquidity and capital resources.

     The Company's primary sources of liquidity and capital resources have been cash flows from operations, proceeds from its initial public offering, pre-initial public offering borrowings from Zapata, bank credit facilities and term loans from various lenders provided pursuant to the Title XI of the Marine Act of 1936 ("Title XI"). These sources of cash flows have been used for capital expenditures (including acquisitions) and payment of long-term debt. The Company expects to finance future expenditures through existing cash balances, internally generated cash flows and, if necessary, through funds available from its $20.0 million credit facility and/or Title XI facilities described below.

     Under the Title XI program offered through National Marine Fisheries Service, the Company has the ability to secure loans for fishing vessels and shoreside capital expenditures and maintenance through lenders with terms generally ranging between 12 and 20 years at an interest rate between 6% and 8% per annum which are enhanced with a government guaranty to the lender for up to 80% of the financing. The Company's current Title XI borrowings are secured by liens on 14 fishing vessels and mortgages on the Company's Reedville, Virginia and Abbeville, Louisiana plants. The Company is currently authorized to receive up to $20.6 million in loans under this program. To date, the Company has used $15.0 million of these funds and is currently negotiating to utilize the remaining $5.6 million available from this program.

     On September 17, 1998 the Company's Board of Directors authorized the repurchase of up to 4.0 million shares of the Company common stock from time to time, depending on market conditions. No time limit has been placed on the duration of the program and no minimum number or value of shares to be repurchased has been fixed. Subject to applicable securities laws, shares may be repurchased from time to time in the open market or private transactions. Purchases are subject to availability of shares at prices deemed appropriate by the Company's management and other corporate considerations. Repurchased shares will be held as treasury shares available for general corporate purposes. During the six-months ended June 30, 1999, the Company repurchased 413,100 shares for a total cost of $2.0 million or an average cost of $4.84 per share. To the extent that additional shares are repurchased under the program the Company's liquidity and working capital will be correspondingly reduced.

     Omega had an unrestricted cash balance of $32.9 million at June 30, 1999, down $11.9 million from December 31, 1998. This decrease was due to $12.8 million increase in cash used in investing and financing activities, offset by $0.8 million in cash provided by operations.

     Investing activities used $10.2 million in the six months ended June 30, 1999 and $12.7 million during the six months ended June 30, 1998. The Company's investing activities consisted mainly of capital expenditures for equipment purchases and equipment replacements in the six-month periods ended June 30, 1999 and 1998.

     Net financing activities used $505,000 to repay debt obligations and $2.0 million to repurchase stock during the six-month period ended June 30, 1999 compared with $39.9 million cash provided by net financing activities during the six-month period ended June 30, 1998 due primarily to the Company's completed public offering on April 8, 1998.

     The Company believes that its existing cash, cash equivalents, short-term investments and funds available through its credit facility will be sufficient to meet its working capital and capital expenditure requirements through at least the end of 2000.

Results of Operations

     The following table sets forth as a percentage of revenues certain items of the Company's operations for each of the indicated periods:

                                                   Three Months Ended June 30,       Six Months Ended June 30,
                                                  -----------------------------    ----------------------------
                                                      1999             1998            1999            1998
                                                  ------------     ------------    ------------    ------------
     Revenues..............................           100.0%           100.0%          100.0%          100.0%
     Cost of sales.........................            92.7             61.0            80.2            59.6
                                                  ------------     ------------    ------------    ------------
          Gross profit.....................             7.3             39.0            19.8            40.4
     Selling, general and administrative...            12.6              6.1            11.1             5.5
                                                  ------------     ------------    ------------    ------------
     Operating income (loss)...............            (5.3)            32.9             8.7            34.9
     Interest income (expense), net........             1.5              1.4             1.6            (0.3)
     Other (expense) income, net...........            (0.7)            (0.2)           (0.5)           (0.2)
                                                  ------------     ------------    ------------    ------------
     Income (loss) before income taxes.....            (4.5)            34.1             9.8            34.4
     (Provision) for income taxes..........             1.7            (12.9)           (3.5)          (12.9)
                                                  ------------     ------------    ------------    ------------
     Net income (loss).....................            (2.8)            21.2             6.3            21.5
                                                  ============     ============    ============    ============

Interim Results for the Quarter ended June 30, 1999 and 1998

     Revenues. Revenues for the quarter ended June 30, 1999 decreased $13.3 million, or 42.2% from $31.5 million in the quarter ended June 30, 1998. The decrease was attributable to lower sales volumes and lower sales prices for the Company's fish meal and fish oil. Sales volumes for the Company's fish meal and fish oil declined by 18.4% in the current quarter as compared to the quarter ended June 30, 1998. Fish meal sales and fish oil sales volumes for the current quarter decreased 22.3% and 9.6% respectively from the comparable prior year quarter ended June 30, 1998. Sales prices for the Company's fish meal and fish oil declined 21.2% and 45.3% respectively as compared to the prior year quarter ended June 30, 1998. The lower sales volumes for the Company's fish meal and fish oil is due to management's decision to defer sales during the current quarter as a result of lower prices. The Company attributes the decrease in selling prices to low cyclical feed costs affecting the protein industry.

     Cost of Sales. Cost of sales, including depreciation and amortization for the quarter ended June 30, 1999 was $16.9 million, a $2.3 million decrease from $19.2 million in the quarter ended June 30, 1998. The decrease in cost of sales was primarily due to an 18.4% decline in sales volumes for the Company's fish meal and fish oil in the current quarter as compared to the quarter ended June 30, 1998. Cost of sales as a percent of revenues was 92.7% in the quarter ended June 30, 1999 as compared to 61.0% in the quarter ended June 30, 1998. The increase in cost of sales as a percent of revenues was due primarily to the decrease in the Company's selling prices for fish meal and fish oil during the quarter ending June 30, 1998. Per ton cost of sales were 2.7% higher in the quarter ended June 30, 1999 as compared to the quarter ended June 30, 1998, due mainly to higher cost inventories carried forward from fiscal 1998. During August and September of 1998, fishing operations were hampered by a series of hurricanes and tropical storms that disrupted fishing operations, resulting in higher cost inventory.

     Gross Profit. Gross Profit decreased $10.9 million or 88.7% from $12.3 million in the quarter ended June 30, 1998 to $1.4 million in the quarter ended June 30, 1999. As a percentage of revenues, the Company's gross profit margin decreased 31.7% in the quarter ended June 30, 1999 compared to the same period in the prior fiscal year. The decline in gross profit was the result of both a decrease in revenues and higher cost of sales due to the higher cost of inventories carried forward from fiscal 1998, resulting in a lower gross profit margin during the quarter ended June 30, 1999 as compared to the quarter ended June 30, 1998.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased $391,000 or 20.5% from $1.9 million in the quarter ended June 30, 1998 compared to $2.3 million in the period ended June 30, 1999. The increase in expense was due primarily to increased personnel and marketing costs associated with the Company's efforts to enter the U.S. food market with its refined menhaden oil.

     Operating Income. As a result of the factors discussed above, the Company's operating income decreased from $10.4 million in the quarter ended June 30, 1998 to a loss of $1.0 million for the quarter ended June 30, 1999. As a percentage of revenue, operating income decreased from 32.9 % in the quarter ended June 30, 1998 to negative 5.3% in the period ended June 30, 1999.

     Interest income (expense), net. Interest income, net decreased by $156,000 in the quarter ended June 30, 1999 as compared to the previous quartered ended June 30, 1998. The decrease in net interest income was due to the reduction of cash and cash equivalents available for investment purposes during the quarter ended June 30, 1999 as compared to the previous quarter ended June 30, 1998.

     Other income (expense), net. Other expense, net increased $69,000 in the quarter ended June 30, 1999 over the prior quarter ended June 30, 1998. During the previous quarter ended June 30, 1998, the company experienced a gain on the sale of non-productive assets.

     Provision for income taxes. The Company recorded a $0.3 million provision for an income tax benefit for the quarter ended June 30, 1999. This represents an effective tax rate benefit of 36.0% on a $0.8 million loss in comparison to a $4.1 million tax provision for income tax expense in the quarter ended June 30, 1998, representing an effective tax rate of 37.2%. The effective tax rate approximates the applicable combined state and federal statutory tax rates for the fiscal year.

Interim Results for the Six Months ended June 30, 1999 and 1998

     Revenues. For the six months ended June 30, 1999 revenues decreased $21.1 million, or 34.3% from $61.5 million in the quarter ended June 30, 1998. The decrease was attributable to lower sales volumes of the Company's fish meal and fish oil and lower prices for the Company's fish meal and fish oil. Sales volumes for the company's fish meal and fish oil declined 13.3% and 24.6% respectively during the current six-month period ended June 30,

1999 as compared to the prior year six-month period ended June 30, 1998. Fish meal sales prices and fish oil prices declined 16.1% and 28.2% respectively as compared to the prior year six-month period ended June 30, 1998. The lower sales volumes for the Company's fish meal and fish oil is due to management's decision to defer sales during the first six-month period ending June 30, 1999 as a result of lower prices. The Company attributes the decrease in selling prices to low cyclical feed cost affecting the protein industry.

     Cost of Sales. Cost of sales, including depreciation and amortization, for the six months ended June 30, 1999 was $32.4 million, a $4.3 million decrease from $36.7 million from the comparable six-month period ended June 30, 1998 primarily due to a 17.6% decline in sales volumes for the Company's fish meal and fish oil. As a percent of revenues, cost of sales was 80.2% in the six-month period ended June 30, 1999 as compared to 59.6% in the comparable six-month period ended June 30, 1998. The increase in cost of sales as a percent of revenues was due to decreases in the Company's selling prices for fish meal and fish oil of 16.1% and 28.2% respectively during the six-month period ended June 30, 1999. Per ton cost of sales were 5.6% higher in the six-month period ended June 30, 1999 as compared to the previous six-month period ended June 30, 1998, due mainly to higher cost inventories carried forward from fiscal 1998. During August and September of 1998, fishing operations were hampered by a series of hurricanes and tropical storms that disrupted fishing operations, resulting in higher cost inventory.

     Gross Profit. Gross Profit decreased $16.9 million or 67.9% from $24.9 million in the six-month period ended June 30, 1998 to $8.0 million in the six-months ended June 30, 1999. As a percentage of revenues, the Company's gross profit margin decreased 20.6% in the six-month period ended June 30, 1999 compared to the same six-month period in the prior fiscal year. The decline in gross profit was the result of a 16.1% and 28.2% decline in selling prices for the Company's fish meal and fish oil and a 5.6% higher cost of sales due to the higher cost of inventories carried forward from fiscal 1998, resulting in a lower gross profit margin during the first six-month period of fiscal 1999 compared to the six-months ended June 30, 1998.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased $1.1 million or 32.4% from $3.4 million in the six-month period ended June 30, 1998 compared to $4.5 million in the period ended June 30, 1999. The increase in expense was due primarily to increased personnel and marketing costs associated with the Company's efforts to enter the U.S. food market with its refined menhaden oil, along with increased costs associated with being a public company.

     Operating Income. As a result of the factors discussed above, the Company's operating income decreased from $21.5 million in the six-months ended June 30, 1998 to $3.5 million for the period ended June 30, 1999. As a percentage of revenue, operating income decreased from 34.9% in the quarter ended June 30, 1998 to 8.7% in the period ended June 30, 1999.

     Interest income (expense), net. Interest income, net increased by $833,000 from net interest expense in the six-month period ended June 30, 1998 to net interest income during the current six-month period ended June 30, 1999. The decrease in net interest expense was due to the Company's repayment of $33.3 million intercompany to Zapata in April 1998 with a portion of the proceeds from the Company's initial public offering and the investment of the approximately $40.0 million in remaining net proceeds from the offering.

     Other income (expense), net. Other expense, net increased $91,000 in the six-month period ended June 30, 1999. During the previous six months ended June 30, 1998, the Company experienced a gain on the sale of non-productive assets.

     Provision for income taxes. The Company recorded a $1.4 million provision for income tax expense for the six-month period ended June 30, 1999. This represents an effective tax rate of 36.0% in comparison to a $8.0 million tax provision in the quarter ended June 30, 1998, representing an effective tax rate of 38.0%. The effective tax rate approximates the applicable combined state and federal statutory tax rates for the fiscal year.

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

     Internal systems are not the only ones that may have a material effect on the Company. External relationships to the Company, such as vendors and customers may also impact the Company by their inability to deliver goods and services required by the Company to operate. Customers could impact the Company by their inability to operate, reducing the sale of product, or their inability to pay the Company for products purchased. The Company has decided to address this issue in fiscal 1999 by identifying major vendors and customers and sending surveys to discover their level of Y2K compliance. Major vendors are defined as those that provide critical goods or services to the Company or those that provide critical components to the Company (such as fuel suppliers and financial institutions). Major customers are identified as those customers that are at the greatest risk of being impacted by the Y2K problem (mainly large domestic and foreign industrial and commercial customers). The projected completion date of system surveys of external parties is September 30, 1999. There can be no guarantee that the systems of other companies on which Omega's systems rely will be timely converted or that a failure to convert by another company or that a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

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

Significant Factors That May Affect Forward-Looking Statements

     The Company wishes to caution investors that the following significant factors, and those factors described elsewhere in this Report, other filings by the Company with the SEC from time to time and press releases issued by the Company could affect the Company's actual results causing such results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company:

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

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits:

     27.1  -  Financial Data Schedule
     99.1 - Twelve Months Earnings Statement Pursuant to Section 11(C)of the Securities Act 1133, as amended, and Rule 158 of the SEC.

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

                                        OMEGA PROTEIN CORPORATION
                                               (Registrant)


August 11, 1999                         By:   /s/ ERIC T. FUREY
                                           -------------------------------------
                                             (Vice President, General Counsel
                                               and Corporate Secretary)


August 11, 1999                         By:   /s/ ROBERT W. STOCKTON
                                           -------------------------------------
                                             (Executive Vice President and
                                               Chief Financial Officer)

                                 EXHIBIT INDEX


EXHIBIT NUMBER                                         DESCRIPTION
--------------                                         -----------

     27.1  -  Financial Data Schedule
     99.1  -  Twelve Months Earnings Statement