Form 10-Q
period 1999-09-30
OMEGA PROTEIN CORP
filed 1999-11-12
CIK 1053650

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                             _____________________


                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 1999

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

Yes [X]  No [_].

     Number of shares outstanding of the Registrant's Common Stock, par value $0.01 per share, on November 12, 1999: 23,874,786

                           OMEGA PROTEIN CORPORATION
                               TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


         Unaudited Condensed Consolidated Balance Sheet as of September 30, 1999
            and December 31, 1998..................................................    3
         Unaudited Condensed Consolidated Statement of Operations for the
            three months and nine months ended September 30, 1999 and 1998.........    4
         Unaudited Condensed Consolidated Statement of Cash Flows for the
           nine months ended September 30, 1999 and 1998...........................    5
         Notes to Unaudited Condensed Consolidated Financial Statements............    6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATION....................................................   15

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS..........................................................   26

ITEM 2. CHANGES IN SECURITIES......................................................   26

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...........................................   27

SIGNATURES.........................................................................   28

EXHIBIT INDEX......................................................................   29

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements and Notes

                           OMEGA PROTEIN CORPORATION
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

                                                                          September 30,            December 31,
                                                                              1999                     1998
                                                                          -------------            ------------
                                                                                      (in thousands)
                                 ASSETS
                                 ------
Current assets:
  Cash and cash equivalents.........................................         $   12,502               $   44,828
  Receivables, net..................................................             17,425                    8,902
  Inventories.......................................................             63,598                   43,351
  Prepaid expenses and other current assets.........................                668                    1,039
                                                                             ----------               ----------
     Total current assets...........................................             94,193                   98,120
                                                                             ----------               ----------
Other assets........................................................              5,439                    5,665
                                                                             ----------               ----------
Property and equipment, net.........................................             92,282                   86,068
                                                                             ----------               ----------
     Total assets...................................................         $  191,914               $  189,853
                                                                             ==========               ==========
                 LIABILITIES AND STOCKHOLDERS' EQUITY
                 ------------------------------------

Current liabilities:
  Current maturities of long-term debt..............................         $      746               $      997
  Accounts payable..................................................              4,245                    1,672
  Accrued liabilities...............................................             21,243                   11,858
  Amounts due to parent.............................................                  -                       36
                                                                             ----------               ----------
     Total current liabilities......................................             26,234                   14,563
                                                                             ----------               ----------
Long-term debt......................................................             10,662                   11,205
                                                                             ----------               ----------
Deferred income taxes...............................................              4,100                    2,860
                                                                             ----------               ----------
Other liabilities...................................................                375                      375
                                                                             ----------               ----------
Commitments and contingencies (Note 11)

Stockholders' equity:
  Preferred stock, $0.01 par value: authorized 10,000,000 shares:
    none issued.....................................................                  -                        -
  Common stock, $0.01 par value; authorized 80,000,000 shares:
    24,287,886 shares and 24,276,812 shares issued and outstanding,
    respectively....................................................                243                      243
  Capital in excess of par value....................................            111,794                  111,722
  Reinvested earnings, from October 1, 1990.........................             40,541                   48,885
  Common stock in treasury, at cost - 413,100 shares................             (2,035)                       -
                                                                             ----------               ----------
     Total stockholders' equity.....................................            150,543                  160,850
                                                                             ----------               ----------
       Total liabilities and stockholders' equity...................         $  191,914               $  189,853
                                                                             ==========               ==========

                 The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                           OMEGA PROTEIN CORPORATION
            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS


                                                   THREE MONTHS ENDED        NINE MONTHS ENDED
                                                     SEPTEMBER 30,              SEPTEMBER 30,
                                                 ---------------------      ---------------------
                                                    1999        1998           1999       1998
                                                 ---------------------      ---------------------
                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues......................................    $ 23,677    $ 42,523      $ 64,054     $104,052
Cost of sales.................................      24,237      32,919        56,606       69,596
Inventory writedown...........................      14,500           -        14,500            -
                                                  --------    --------      --------     --------

Gross profit (loss)...........................     (15,060)      9,604        (7,052)      34,456
Selling, general, and administrative expense..       1,978       2,057         6,466        5,413
                                                  --------    --------      --------     --------
Operating income (loss).......................     (17,038)      7,547       (13,518)      29,043
Interest income, net..........................          47         385           706          211
Other income (expense), net...................         (13)       (161)         (221)        (278)
                                                  --------    --------      --------     --------
Income (loss) before income taxes.............     (17,004)      7,771       (13,033)      28,976
Provision (benefit) for income taxes..........      (6,118)      2,119        (4,689)      10,081
                                                  --------    --------      --------     --------
Net income (loss).............................    $(10,886)   $  5,652      $ (8,344)    $ 18,895
                                                  ========    ========      ========     ========
Earnings (loss) per share (basic).............    $   (.46)   $    .23      $   (.35)    $    .83
                                                  ========    ========      ========     ========
Average common shares outstanding.............      23,872      24,276        23,992       22,651
                                                  ========    ========      ========     ========
Earnings (loss) per share (diluted)...........    $   (.46)   $    .23      $   (.35)    $    .83
                                                  ========    ========      ========     ========
Average common shares and common share
equivalents outstanding.......................      23,872      24,276        23,992       22,811
                                                  ========    ========      ========     ========




     The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                           OMEGA PROTEIN CORPORATION
            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                            NINE MONTHS ENDED
                                                                                               SEPTEMBER 30,
                                                                               --------------------------------------------
                                                                                       1999                      1998
                                                                               ----------------------     -----------------
                                                                                                 (IN THOUSANDS)
Cash flows provided by operating activities:
  Net income (loss).....................................................           $ (8,344)                   $ 18,895
  Adjustments to reconcile net income to net cash (used in) provided by operating activities:
    Gain on disposal of assets, net.....................................                (33)                        (71)
    Depreciation and amortization.......................................              6,684                       4,679
    Deferred income taxes...............................................              1,240                       1,452
    Inventory writedown.................................................             14,500                           -

    Changes in assets and liabilities:
        Receivables.....................................................             (8,523)                     (2,516)
        Inventories.....................................................            (34,747)                     (4,997)
        Accounts payable and accrued liabilities........................             11,958                      11,331
        Amounts due to parent...........................................                (36)                     (8,499)
        Other, net......................................................               (120)                     (1,206)
                                                                                   --------                    --------
              Total adjustments.........................................             (9,077)                        173
                                                                                   --------                    --------
              Net cash  (used in) provided by operating activities......            (17,421)                     19,068
                                                                                   ---------                   --------
Cash flows (used in)  provided by investing activities:
    Proceeds from sale of assets, net...................................                 35                         503
    Capital expenditures................................................            (12,111)                    (19,682)
    Aquisitions of property and equipment...............................                  -                     (28,116)
                                                                                   --------                    --------
              Net cash (used in) investing activities...................            (12,076)                    (47,295)
                                                                                   --------                    --------
Cash flows (used in) provided by financing activities:
   Principal payments of short and long-term debt obligations...........               (794)                     (2,887)
   Purchase of treasury stock...........................................             (2,035)                          -
   Proceeds from borrowings - Bank Debt.................................                  -                       2,587
   Proceeds from borrowings - Parent....................................                  -                      28,116
   Repayments on borrowings - Parent....................................                  -                     (28,116)
   Proceeds from issuance of common stock...............................                  -                      68,037
                                                                                   --------                    --------
              Net cash (used in) provided by financing activities.......             (2,829)                     67,737
                                                                                   --------                    --------
Net (decrease) increase in cash and cash equivalents....................            (32,326)                     39,510
Cash and cash equivalents at beginning of year..........................             44,828                      10,258
                                                                                   --------                    --------
Cash and cash equivalents at end of period..............................           $ 12,502                    $ 49,768
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

                           OMEGA PROTEIN CORPORATION
                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS

  NOTE 1. SIGNIFICANT ACCOUNTING POLICIES
          SUMMARY OF OPERATIONS AND BASIS OF PRESENTATION

  Business Description

     Omega Protein Corporation ("Omega" or the "Company"), produces and markets a variety of products produced from menhaden (a herring-like species of fish found in commercial quantities in U.S. coastal waters of the mid-Atlantic and Gulf of Mexico), and include regular grade and value-added specialty fish meals, crude and refined fish oils and fish solubles. The Company's fish meal products are used as nutritional feed additives by animal feed manufacturers and by commercial livestock producers. The Company's crude fish oil is sold to food producers in Europe, and its refined fish oil products are used as a high Omega-3 ingredient in foods for human consumption, in aquaculture feeds and in certain industrial applications. Fish solubles are sold as protein additives for animal feed and as organic fertilizers.

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

     On April 8, 1998, the Company completed an initial public offering of 8,500,000 shares of its common stock at a gross price of $16.00 per share. On May 7, 1998, the Underwriters exercised their option to acquire 1,275,000 additional shares at the same gross price. Of the 9,775,000 total shares sold in the offering, the Company issued and sold 4,600,000 shares, and Zapata sold 5,175,000 shares. Immediately following the offering Zapata owned approximately 59.7% of the shares of the Company's outstanding common stock.

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

     The unaudited condensed consolidated financial statements included herein have been prepared by Omega, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature. Although Omega believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in Omega's Annual Report on Form 10-K for the fiscal year ended September 30, 1998, filed with the Securities and Exchange Commission on December 14, 1998. The results of operations for the quarter and the nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for any subsequent quarter or the twelve months ending December 31, 1999.

  Revenue Recognition

     The Company recognizes revenue for the sale of its products when title to its products is transferred to the customer.

  Inventories

     The Company's fishing season runs from mid-April to the end of October in the Gulf of Mexico and from the beginning of May to the end of December in the Atlantic. Government regulations preclude the Company from fishing during the off-seasons. During the off-seasons, the Company incurs costs (e.g., plant and vessel-related labor, utilities, rent and depreciation) that are directly related to the Company's infrastructure that will be used in the upcoming fishing season. Costs that are incurred subsequent to a fishing season are deferred until the next season and are included with inventory. Inventory, materials, parts and supplies are stated at the lower of cost (average cost) or market.

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

     Depreciation of property and equipment is computed by the straight-line method at rates expected to amortize the cost of property and equipment, net of salvage value, over their estimated useful lives. Estimated useful lives of assets acquired new, determined as of the date of acquisition, are as follows:

                                                              USEFUL LIVES
                                                                 (YEARS)
                                                             ---------------
        Fishing vessels and fish processing plants.........       15-20
        Furniture and fixtures.............................        3-10


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

     At September 30, 1999 and December 31, 1998, the Company had cash deposits concentrated primarily in two major banks. In addition, the Company had Certificates of Deposit and commercial quality grade A2P2 rated or better securities paper with companies and financial institutions. As a result of the foregoing, the Company believes that credit risk in such investments is minimal.

  Earnings Per Share

     Basic earnings per share were computed by dividing income by the weighted average number of common shares outstanding. Diluted earnings per share were computed by dividing income by the weighted average number of common shares outstanding adjusted for the effect of any dilutive stock options.

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

     Additionally, on November 25, 1997, the Company purchased the fishing and processing assets of Gulf Protein, Inc. ("Gulf Protein"), which included six fishing vessels, five spotter planes and the processing equipment located at the Gulf Protein plant near Morgan City, Louisiana for $13.6 million in cash and the assumption of $883,000 in liabilities (the "Gulf Protein Acquisition" together with the "American Protein Acquisition" the "Acquisitions" and each individually an "Acquisition").

     These acquisitions were financed by a $28.1 million intercompany loan from Zapata. Interest on this loan was accrued at the rate of 8.5% per annum and was repayable in quarterly installments beginning May 1, 1998. The loan, which was to mature on August 1, 2002, was prepaid in May 1998 with a portion of the proceeds from the Company's initial public offering described in Note 1.

   NOTE 3. ACCOUNTS RECEIVABLE

     Accounts receivable as of September 30, 1999 and December 31, 1998 are summarized as follows:

                                                                                   SEPTEMBER                      DECEMBER
                                                                                      1999                          1998
                                                                             ----------------------        ----------------------
                                                                                                 (IN THOUSANDS)
        Trade..........................................................             $ 10,075                      $  8,230
        Tax receivable.................................................                5,536                             -
        Insurance......................................................                1,151                           304
        Employee.......................................................                  129                           102
        Current note receivable........................................                  429                             -
        Other..........................................................                  278                           458
                                                                                    --------                      --------
        Total accounts receivable .....................................               17,598                         9,094
        Less allowance for doubtful accounts...........................                 (173)                         (192)
                                                                                    --------                      --------
        Receivables, net...............................................             $ 17,425                      $  8,902
                                                                                    ========                      ========

  NOTE 4. INVENTORY

     Inventory as of September 30, 1999 and December 31, 1998 is summarized as follows:

                                                                                    SEPTEMBER                     December
                                                                                      1999                          1998
                                                                             ----------------------        ----------------------
                                                                                                  (IN THOUSANDS)
        Fish meal......................................................             $ 35,803                      $ 19,025
        Fish oil.......................................................               16,826                        12,456
        Fish solubles..................................................                2,088                           906
        Off-season cost................................................                3,286                         5,973
        Materials & supplies...........................................                5,535                         5,019
        Other..........................................................                  162                            74
        Less oil inventory reserve.....................................                 (102)                         (102)
                                                                                    --------                      --------
        Total inventory................................................             $ 63,598                      $ 43,351
                                                                                    ========                      ========

     At September 30, 1999, the Company provided a $14.5 million writedown of the value of its product inventories. This inventory writedown was made necessary because the market prices the Company either has received or expects to receive for its products had declined to a level below the Company's cost basis in those products. The resultant net basis of $54,615 for the fish meal, oil and soluble products approximates current market value at September 30, 1999.

  NOTE 5. OTHER ASSETS

     Other assets as of September 30, 1999 and December 31, 1998 are summarized as follows:

                                                                                    SEPTEMBER                     DECEMBER
                                                                                      1999                          1998
                                                                             ----------------------        ----------------------
                                                                                                 (IN THOUSANDS)
        Fishing nets...................................................             $  1,389                      $ 1,263
        Prepaid pension cost...........................................                3,115                        2,890
        Title XI loan origination fee..................................                  328                          399
        Note receivable................................................                   41                          384
        Deposits.......................................................                  117                          116
        Investments in unconsolidated affiliates.......................                   93                           78
        Miscellaneous.................................................                   356                          535
                                                                                    --------                      --------
        Total other assets............................................              $  5,439                      $ 5,665
                                                                                    ========                      ========

      Amortization expense for fishing nets amounted to $641,000 and $651,500 for the nine months ended September 30, 1999 and 1998, respectively.

  NOTE 6. PROPERTY AND EQUIPMENT

     Property and equipment as of September 30, 1999 and December 31, 1998 are summarized as follows:

                                                                                   SEPTEMBER                      DECEMBER
                                                                                      1999                          1998
                                                                             ----------------------        ----------------------
                                                                                                 (IN THOUSANDS)
        Land...........................................................             $  5,390                      $  5,390
        Plant assets..................................................                58,565                        53,696
        Fishing vessels................................................               63,208                        60,879
        Furniture and fixtures........................................                 1,595                         1,552
        Other.........................................................                12,107                         7,240
                                                                                    --------                      --------
        Total property and equipment...................................              140,865                       128,757
        Less accumulated depreciation and impairment...................              (48,583)                      (42,689)
                                                                                    --------                      --------
        Property and equipment, net...................................              $ 92,282                      $ 86,068
                                                                                    ========                      ========

     Depreciation expense for the nine months ended September 30, 1999 and 1998 was $5.9 million and $4.0 million, respectively.

  NOTE 7. NOTES PAYABLE AND LONG-TERM DEBT

     At September 30, 1999 and December 31, 1998, the Company's long-term debt consisted of the following:

                                                                                       SEPTEMBER                     DECEMBER
                                                                                         1999                          1998
                                                                                ----------------------        ----------------------
   U.S. government guaranteed obligations (Title XI loan) collateralized by a first lien on certain vessels and  certain plant assets:
        Amounts due in installments through 2013, interest from 6.63% to 8.25%....     $ 10,137                       $ 10,872
        Amounts due in installments through 2014,  interest at Eurodollar rates plus .45%; 5.45% and 5.77% at September 30, 1999 and December 31, 1998,
          respectively............................................................        1,191                          1,250
   Other debt at 4% at September 30, 1999 and December 31, 1998...................           80                             80
                                                                                       --------                        -------
   Total debt.....................................................................       11,408                         12,202
              Less current maturities.............................................         (746)                          (997)
                                                                                       --------                       --------
   Long-term debt.................................................................     $ 10,662                       $ 11,205
                                                                                       ========                       ========

     At September 30, 1999 and December 31, 1998, the estimated fair value of debt obligations approximated book value.

     The Company is currently authorized to receive up to $20.6 million in loans under the Title XI program. To date the Company has used $15.0 million of the authorized Title XI funds. The Title XI facility requires the Company to maintain a current ratio of at least 1.25:1 and maintain a debt to equity ratio of not more than 2:1. Covenants also limit capital expenditures and investments. At September 30, 1999 and December 31, 1998, the Company was in compliance with all restrictive covenants.

     On August 11, 1998 the Company entered into a two year $20.0 million revolving credit agreement with SunTrust Bank, South Florida, N.A. (the "Credit Facility"). Under the Credit Facility the Company may make borrowings in a principal amount not to exceed $20.0 million at any time. Borrowings under this facility may be used for working capital and capital expenditures. Interest accrues on borrowings that will be outstanding under the Credit Facility at the Company's election, either (i) the bank's prime rate less 75 basis points, or (ii) LIBOR plus a margin based on the Company's financial performance. The revolving credit agreement requires a per annum commitment fee of one-eighth of a percent (0.125%) on the average daily unused portion of the commitment of the Lender. The Credit Facility is collateralized by all of the Company's trade receivables, inventory and specific computer equipment. The Company and its subsidiaries are required to comply with certain financial covenants, including maintenance of a minimum tangible net worth, debt to tangible net worth ratio, funded debt to cash flow ratio and fixed charges ratio, and certain other covenants. As of September 30, 1999 and December 31, 1998, the Company had no borrowings outstanding under the Credit Facility.

  NOTE 8. ACCRUED LIABILITIES

     Accrued liabilities as of September 30, 1999 and December 31, 1998 are summarized as follows:

                                                                                    SEPTEMBER                     DECEMBER
                                                                                      1999                          1998
                                                                             ----------------------        ----------------------
                                                                                                 (IN THOUSANDS)
        Salary and benefits............................................             $ 11,966                      $  2,826
        Insurance......................................................                4,441                         3,598
        Taxes, other than income tax...................................                1,288                           868
        Federal and state income taxes.................................                  596                         1,674
        Trade creditors................................................                2,897                         2,865
        Other..........................................................                   55                            27
                                                                                    --------                      --------
        Total accrued liabilities......................................             $ 21,243                      $ 11,858
                                                                                    ========                      ========


NOTE 9. CERTAIN TRANSACTIONS AND ARRANGEMENTS BETWEEN THE COMPANY AND ZAPATA

     Until June 1999 the Company provided to Zapata payroll and certain administrative services billed at their approximate cost. During the nine-month periods ended September 30, 1999 and September 30, 1998 fees for these services totaled approximately $97,000 and $144,000 respectively. The cost of such services were based on the estimated percentage of time that employees spent working on the other party's matters as a percent of total time worked. The Company's management deemed this allocation method to be reasonable.

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

NOTE 10. STOCKHOLDERS' EQUITY

Treasury Stock

     During the nine months ended September 30, 1999, the Company acquired 413,100 shares of its Common Stock in connection with its stock repurchase program.

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

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

    Forward-looking statements in this Form 10-Q, future filings by the Company with the Securities and Exchange Commission (the "Commission"), the Company's press releases and oral statements by authorized officers of the Company are intended to be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the risks set forth under the caption "Significant Factors that May Affect Forward Looking Statements" appearing in Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company believes that forward-looking statements made by it are based on reasonable expectations; however, no assurances can be given that actual results will not differ materially from those contained in such forward-looking statements. Forward-looking statements involve statements that are predictive in nature, which depend upon or refer to future events or conditions, which include the words "estimate," "project," "anticipate," "expect," "predict," and "believe" and similar expressions as well as the Company's statements concerning the state of the Company's Year 2000 readiness. The Company assumes no obligation to update forward-looking statements.

  GENERAL

     As used herein, the term "Omega" or the "Company" refers to Omega Protein Corporation and its consolidated subsidiaries, as applicable. All references herein to a "fiscal" year mean the 12-month period ended December 31 of such year. The Company's principal executive offices are located at 1717 St. James Place, Suite 550, Houston, Texas 77056 (Telephone: (713) 623-0060).

    Omega is the largest U.S. producer of protein-rich meal and oil derived from marine sources. The Company's products are produced from menhaden (a herring-like species of fish found in commercial quantities in U.S. coastal waters of the mid-Atlantic and Gulf of Mexico), and include regular grade and value-added specialty fish meals, crude and refined fish oils and fish solubles. The Company's fish meal products are used as nutritional feed additives by animal feed manufacturers and by commercial livestock producers. The Company's crude fish oil is sold to food producers in Europe and its refined fish oil products are used as a high Omega-3 ingredient in foods for human consumption, in aquaculture feeds and in certain industrial applications. Fish solubles are sold as protein additives for animal feed and as organic fertilizers.

    The Company owns 66 fishing vessels (53 of which are directly involved in the harvesting operations during fiscal 1999) and owns 33 and leases 11 aircraft (of which 41 are directly involved in the harvesting operations) that are used to harvest menhaden in coastal waters along the U.S. mid-Atlantic and Gulf of Mexico coasts. The fish catch is processed at the Company's five plants located in Virginia, Mississippi and Louisiana.

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

    The Company's harvesting season generally extends from May through December in the mid-Atlantic Coast and from April through October in the Gulf Coast. During the off-season, the Company fills purchase orders from the inventory it has accumulated during the fishing season. Prices for the Company's products historically have been lower during the fishing season when product is more abundant than in the off-season. Throughout the entire year, and from year to year, prices are significantly influenced by supply and demand in world markets for competing products, particularly soybean meal for its fish meal products and vegetable oils and fats for its fish oil products when used as an alternative to vegetable oils and fats. World grain and oilseed markets during the first nine months of 1999 have been burdened by excess supplies relative to demand which, in turn, has resulted in prices for most major commodities being sharply lower than in previous years. Correspondingly, the Company's product prices have been adversely impacted during this period, resulting in decreased gross profit margins. The Company withheld certain of its products from the world markets (mainly crude fish oil) during this timeframe in anticipation of a more favorable pricing atmosphere; however, stabilized markets did not appear and the Company began an orderly disposition of its excess supplies of inventory during the third quarter of 1999.

     At September 30, 1999, the Company determined that the costs of its fish product inventories were in excess of those products' realization value by approximately $14.5 million. Such realization impact was due mainly to the continuing depressed market values of world protein markets and particularly, animal and oilseed oil markets. The average prices received for the Company's fish meal and fish oil products were approximately 32% and 65% lower, respectively, during the three-month period ending September 30, 1999, as compared to the three months ending September 30, 1998. Although management believes the net realizable value of inventory held as of September 30, 1999, after giving effect to the writedown, approximates its costs, it is possible that in the event prices do not increase during the remaining portion of the year or the Company's cost of production for products produced during the fourth quarter of Fiscal 1999 is greater than market value, then the Company will be required to record an inventory valuation reserve for products to be produced during the fourth quarter and possibly a further downward valuation of its existing inventories held at September 30, 1999. Accordingly, it is possible that gross profit margins may continue to decline in prospective quarters.

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

    On September 17, 1998 the Company's Board of Directors authorized the repurchase of up to 4.0 million shares of the Company's common stock from time to time, depending on market conditions. No time limit has been placed on the duration of the program and no minimum number or value of shares to be repurchased has been fixed. Subject to applicable securities laws, shares may be repurchased from time to time in the open market or private transactions. Purchases are subject to availability of shares at prices deemed appropriate by the Company's management and other corporate considerations. Repurchased shares will be held as treasury shares available for general corporate purposes. During the nine months ended September 30, 1999, the Company repurchased 413,100 shares for a total cost of $2.0 million or an average cost of $4.84 per share. To the extent that additional shares are repurchased under the program the Company's liquidity and working capital will be correspondingly reduced.

    Omega had an unrestricted cash balance of $12.5 million at September 30, 1999, down $32.3 million from December 31, 1998. This decrease was due to $14.9 million increase in cash used in investing and financing activities, and by $17.4 million in cash used in operations.

    Investing activities used $12.1 million in the nine months ended September 30, 1999 and $47.3 million during the nine months ended September 30, 1998. The Company's investing activities consisted mainly of capital expenditures for equipment purchases and equipment replacements in the nine-month periods ended September 30, 1999 and 1998.

    Net financing activities used $794,000 to repay debt obligations and $2.0 million to repurchase stock during the nine-month period ended September 30, 1999 compared with $67.7 million cash provided by net financing activities during the nine-month period ended September 30, 1998 due primarily to the Company's completed public offering on April 8, 1998.

    The Company believes that its existing cash, cash equivalents, short-term investments and funds available through its credit facility will be sufficient to meet its working capital and capital expenditure requirements through at least the end of 2000.

  RESULTS OF OPERATIONS

     The following table sets forth as a percentage of revenues certain items of the Company's operations for each of the indicated periods:

                                                         THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                             SEPTEMBER 30,                              SEPTEMBER 30,
                                                      -------------------------                   -----------------------
                                                         1999          1998                          1999        1998
                                                     ------------    ----------                   ----------   ----------
     Revenues..................................       100.0%           100.0%                       100.0%        100.0%
     Cost of sales.............................       102.4             77.4                         88.4          66.9
     Inventory writedown.......................        61.2              0.0                         22.6           0.0
                                                      ------           ------                       ------        ------
     Gross profit (loss).......................       (63.6)            22.6                        (11.0)         33.1
     Selling, general and administrative.......         8.4              4.8                         10.1           5.2
                                                      ------           ------                       ------        ------
     Operating income (loss)...................       (72.0)            17.8                        (21.1)         27.9
     Interest income (expense), net............         0.2              0.9                          1.1           0.2
     Other (expense) income, net...............        (0.0)            (0.4)                        (0.3)         (0.3)
                                                      ------           ------                       ------        ------
     Income (loss) before income taxes.........       (71.8)            18.3                        (20.3)         27.8
     Provision (benefit) for income taxes......       (25.8)             5.0                         (7.3)          9.7
                                                      ------           ------                       ------        ------
     Net income  (loss)........................       (46.0)            13.3                        (13.0)         18.1
                                                     =======           =======                      ======        ======

  INTERIM RESULTS FOR THE QUARTER ENDED SEPTEMBER 30, 1999 AND 1998

    REVENUES. Revenues for the quarter ended September 30, 1999 decreased $18.8 million, or 44.2% from $42.5 million in the quarter ended September 30, 1998. The decrease was attributable to lower sales prices for the Company's fish meal and fish oil. Sales volumes for the Company's fish meal and fish oil were essentially the same in the current quarter as compared to the quarter ended September 30, 1998. Fish meal sales volumes for the current quarter decreased 2.7% and fish oil sales volumes for the current quarter increased 6.0% from the comparable prior year quarter ended September 30, 1998. Sales prices for the Company's fish meal and fish oil declined 32.0% and 65.5% respectively as compared to the prior year quarter ended September 30, 1998. The Company attributes the decrease in selling prices to low cyclical feed costs affecting the protein industry.

    COST OF SALES. Cost of sales, including depreciation and amortization for the quarter ended September 30, 1999 was $24.2 million, a $8.7 million decrease from $32.9 million in the quarter ended September 30, 1998. The decrease in cost of sales was primarily due to an 25.0% decline in inventoriable costs associated with the Company's fish meal and fish oil in the current quarter as compared to the quarter ended September 30, 1998. Cost of sales as a percent of revenues was 102.4% in the quarter ended September 30, 1999 as compared to 77.4% in the quarter ended September 30, 1998. The increase in cost of sales as a percent of revenues was due primarily to the decrease in the Company's selling prices for fish meal and fish oil of 32.0% and 65.5% respectfully during the current quarter ending September 30, 1999. Per ton cost of sales were 25.0% lower in the quarter ended September 30, 1999 as compared to the quarter ended September 30, 1998, due mainly to lower inventoriable costs associated with the fiscal 1999 fishing season to date. During August and September of 1998, fishing operations were hampered by a series of hurricanes and tropical storms that disrupted fishing operations, resulting in higher cost inventories.

    GROSS PROFIT. Gross Profit decreased $24.7 million or 256.2% from $9.6 million in the quarter ended September 30, 1998 to a loss of $15.1 million in the quarter ended September 30, 1999. As a percentage of revenues, the Company's gross profit margin decreased 86.2% in the quarter ended September 30, 1999 compared to the same period in the prior fiscal year. The decline in gross profit was the result of both a decrease in revenues and a $14.5 million inventory writedown charged against operations pertaining to downward pricing pressures on the Company's fishing product inventories at September 30, 1999, resulting in a lower gross profit margin during the quarter ended September 30, 1999 as compared to the quarter ended September 30, 1998.

    OPERATING INCOME. As a result of the factors discussed above, the Company's operating income decreased $24.5 million from $7.5 million in the quarter ended September 30, 1998 to a loss of $17.0 million for the quarter ended September 30, 1999. As a percentage of revenue, operating income decreased from 17.8 % in the quarter ended September 30, 1998 to negative 72.0% in the period ended September 30, 1999.

    INTEREST INCOME (EXPENSE), NET. Interest income, net decreased by $338,000 in the quarter ended September 30, 1999 as compared to the previous quartered ended September 30, 1998. The decrease in net interest income was due to the reduction of cash and cash equivalents available for investment purposes during the quarter ended September 30, 1999 as compared to the previous quarter ended September 30, 1998.

    OTHER INCOME (EXPENSE), NET. Other expense, net decreased $148,000 in the quarter ended September 30, 1999 over the prior quarter ended September 30, 1998. The decrease in other expense, net was due to an increase in other income of $106,000 due to net gains on the sale of non-producing assets and a decrease in miscellaneous other expense of $42,000 for the quarter ended September 30, 1999 as compared to the quarter ended September 30, 1998.

    PROVISION FOR INCOME TAXES. The Company recorded a $6.1 million provision for an income tax benefit for the quarter ended September 30, 1999. This represents an effective tax rate benefit of 36.0% on a $17.0 million loss in comparison to a $2.1 million tax provision for income tax expense in the quarter ended September 30, 1998, representing an effective tax rate of 27.3%. The effective tax rate approximates the applicable combined state and federal statutory tax rates for the fiscal year.

  INTERIM RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

    REVENUES. For the nine months ended September 30, 1999 revenues decreased $40.0 million, or 38.4% from $104.1 million for the nine months ended September 30, 1998. The decrease was attributable to lower sales volumes of the Company's fish meal and fish oil and lower prices for the Company's fish meal and fish oil. Sales volumes for the company's fish meal and fish oil declined 8.8% and 11.9% respectively during the current nine-month period ended September 30, 1999 as compared to the prior year nine-month period ended September 30, 1998. Fish meal sales prices and fish oil prices declined 23.1% and 49.7% respectively as compared to the prior year nine-month period ended September 30, 1998. The lower sales volumes for the Company's fish meal and fish oil is due to management's decision to defer sales during the nine-month period ending September
  30, 1999 as a result of lower prices. The Company attributes the decrease in selling prices to low cyclical feed cost affecting the protein industry.

    COST OF SALES. Cost of sales, including depreciation and amortization, for the nine months ended September 30, 1999 was $56.6 million, a $13.0 million decrease from $69.6 million from the comparable nine-month period ended September 30, 1998 due to a 9.8% decline in sales volumes for the Company's fish meal and fish oil. As a percent of revenues, cost of sales was 88.4% in the nine-month period ended September 30, 1999 as compared to 66.9% in the comparable nine-month period ended September 30, 1998. The increase in cost of sales as a percent of revenues was due to decreases in the Company's selling prices for fish meal and fish oil of 23.1% and 49.7% respectively during the nine-month period ended September 30, 1999. Per ton cost of sales were 10.0% lower in the nine-month period ended September 30, 1999 as compared to the previous nine-month period ended September 30, 1998, due mainly to lower inventoriable costs associated with the Fiscal 1999 fishing season to date. During August and September of 1998, fishing operations were hampered by a series of hurricanes and tropical storms that disrupted fishing operations, resulting in higher cost inventory.

    GROSS PROFIT. Gross Profit decreased $41.5 million or 120.4% from $34.5 million in the nine-month period ended September 30, 1998 to a loss of $7.1 million in the nine months ended September 30, 1999. As a percentage of revenues, the Company's gross profit margin decreased 44.1% in the nine-month period ended September 30, 1999 compared to the same nine-month period in the prior fiscal year. The decline in gross profit was the result of a 23.1% and 49.7% decline in selling prices for the Company's fish meal and fish oil and a $14.5 million inventory writedown charged against operations pertaining to downward pricing pressures on the Company's fishing product inventories at September 30, 1999, resulting in a lower gross profit margin during the first nine-month period of Fiscal 1999 compared to the nine months ended September 30, 1998.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $1.1 million or 19.4% from $5.4 million in the nine-month period ended September 30, 1998 compared to $6.5 million in the period ended September 30, 1999. The increase in expense was due primarily to increased personnel and marketing costs associated with the Company's efforts to enter the U.S. food market with its refined menhaden oil, along with increased costs associated with being a public company.

    OPERATING INCOME. As a result of the factors discussed above, the Company's operating income decreased from $29.0 million in the nine months ended September 30, 1998 to a loss of $13.5 million for the period ended September 30, 1999. As a percentage of revenue, operating income decreased from 27.9% in the quarter ended September 30, 1998 to a negative 21.1% in the period ended September 30, 1999.

    INTEREST INCOME (EXPENSE), NET. Interest income, net increased by $495,000 from $211,000 in the nine-month period ended September 30, 1998 to $706,000 during the current nine-month period ended September 30, 1999. This increase was due to a decrease in interest expense as a result of the May 1998 prepayment of a $28.1 million intercompany loan from Zapata, for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998..

    OTHER INCOME (EXPENSE), NET. Other expense, net decreased $57,000 from $278,000 in the nine-month period ended September 30, 1998 to $221,000 in the nine-month period ended September 30, 1999. During the previous nine months ended September 30, 1998, the Company experienced a gain on the sale of non-productive assets.

    PROVISION FOR INCOME TAXES. The Company recorded a $4.7 million benefit for income tax for the nine-month period ended September 30, 1999. This represents an effective tax rate of 36.0% in comparison to a $10.1 million tax provision for the nine-month period ended September 30, 1998, representing an effective tax rate of 34.8%. The effective tax rate approximates the applicable combined state and federal statutory tax rates for the fiscal year.

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

  YEAR 2000

    The Year 2000 ("Y2K") issue arises because of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Some computer systems will be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to disruptions in operations.

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

    Internal systems are not the only ones that may have a material effect on the Company. External relationships to the Company, such as vendors and customers may also impact the Company by their inability to deliver goods and services required by the Company to operate. Customers could adversely impact the Company by their inability to operate, reducing the sale of product, or their inability to pay the Company for products purchased. The Company has addressed this issue in Fiscal 1999 by identifying major vendors and customers and sending surveys to discover their level of Y2K compliance. Major vendors are defined as those that provide critical goods or services to the Company or those that provide critical components to the Company (such as fuel suppliers and financial institutions). Major customers are identified as those customers that are at the greatest risk of being impacted by the Y2K problem (mainly large domestic and foreign industrial and commercial customers). The completion date of system surveys of external parties was September 30, 1999. All of the Company's major vendors and customers were able to respond favorably to the Y2K compliance surveys. There can be no guarantee that the systems of other companies on which Omega's systems rely will be timely converted or that a failure to convert by another company or that a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

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

                                     OMEGA PROTEIN CORPORATION
                                               (Registrant)


November 12, 1999                   By:   /s/ ERIC T. FUREY
                                        --------------------------
                                        (Vice President, General Counsel
                                         and Corporate Secretary)


November 12, 1999                   By:   /s/ ROBERT W. STOCKTON
                                        ---------------------------
                                        (Executive Vice President and Chief
                                         Financial Officer)

                                 EXHIBIT INDEX


EXHIBIT NUMBER                           DESCRIPTION
--------------                           -----------


     27.1  -    Financial Data Schedule