Form 10-K405
period 1999-12-31
OMEGA PROTEIN CORP
filed 2000-03-22
CIK 1053650

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   Form 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                  For the fiscal year ended December 31, 1999

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

                For the transition period from       to

                       Commission file number: 001-14003

                           OMEGA PROTEIN CORPORATION
            (Exact name of Registrant as specified in its charter)

           State of Nevada                             76-0562134
   (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                  Identification No.)

   1717 St. James Place, Suite 550                        77056
           Houston, Texas                              (Zip Code)
   (Address of principal executive
              offices)

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

  None.

  On March 9, 2000, there were outstanding 24,302,126 shares of the Company's Common Stock, $0.01 par value. As of such date, the aggregate market value of the Company's common stock held by nonaffiliates of the Company is $77,298,469 based on the closing price of the Common Stock in consolidated trading. This figure does not include the value of Common Stock held by Directors and Executive Officers of the Registrant and members of the immediate families, some of whom may constitute "affiliates" for purpose of the Securities Exchange Act of 1934.

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  Documents incorporated by reference: Portions of the registrant's definitive proxy statement for its combined 2000 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1999, are incorporated by reference to the extent set forth in Part III.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
 PART I
  Items 1. and 2. Business and Properties...............................     1
                  General...............................................     1
                  Financial Information about Industry Segments.........     2
                  Company Overview......................................     2
                  Employees.............................................     5
                  Geographical Information..............................     5
                  Executive Officers of the Registrant..................     5
                  Properties............................................     6
  Item 3.         Legal Proceedings.....................................     6
  Item 4.         Submission of Matters to a Vote of Security Holders...     6

 PART II
  Item 5.         Market for the Registrant's Common Equity and Related
                   Stockholder Matters..................................     7
  Item 6.         Selected Financial Data...............................     8
  Item 7.         Management's Discussion and Analysis of Financial
                   Condition and Results of Operations..................     8
  Item 7A.        Quantitative and Qualitative Disclosure About Market
                   Risk.................................................    17
  Item 8.         Financial Statements and Supplementary Data...........    18
  Item 9.         Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure..................    38

 PART III
  Item 10.        Directors and Executive Officers of the Registrant....    39
  Item 11.        Executive Compensation................................    39
  Item 12.        Security Ownership of Certain Beneficial Owners and
                   Management...........................................    39
  Item 13.        Certain Relationships and Related Transactions........    39

 PART IV
  Item 14.        Exhibits, Financial Statement Schedules and Reports on
                   Form 8-K.............................................    40

  Forward-looking statements in this Annual Report on Form 10K, future filings by the Company with the Securities and Exchange Commission (the "Commission"), the Company's press releases and oral statements by authorized officers of the Company are intended to be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the risks set forth under the caption "Significant Factors that may Affect Forward-Looking Statements" appearing in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company believes that forward-looking statements made by it are based on reasonable expectations; however, no assurances can be given that actual results will not differ materially from those contained in such forward-looking statements. Forward-looking statements involve statements that are predictive in nature, which depend upon or refer to future events or conditions, which include the words "estimate," "project," "anticipate," "expect," "predict," "believe" and similar expressions. The Company assumes no obligation to upgrade forward-looking statements.

                                    PART I

Items 1 and 2. Business and Properties

General

  Omega Protein Corporation is a Nevada corporation organized in 1998. As used herein, the term "Omega" or the "Company" refers to Omega Protein Corporation or to Omega Protein Corporation and its consolidated subsidiaries, as applicable. Because the Company changed its Fiscal year end from September 30 to December 31, a three-month transition period from October 1, 1998 through December 31, 1998 (the "Transition Period") precedes the start of the Fiscal 1999 year. "Fiscal 1998" and "Fiscal 1997" refer to the respective years ended September 30. The Transition Period refers to the three months ended December 31, 1998, and "Fiscal 1999" refers to the twelve months ended December 31, 1999. The Company's principal executive offices are at 1717 St. James Place, Suite 550, Houston, Texas 77056 (Telephone: (713) 623-0060).

  The Company is the successor by merger to Marine Genetics Corporation (formerly known as Zapata Protein, Inc.), a Delaware corporation, which was formed in March 1994 to act as the holding company for Omega Protein, Inc. (formerly known as Zapata Protein (USA), Inc.). Omega Protein, Inc., which is the operating entity for the Company's current business, was formed in Virginia in October 1986, and is the successor to business, conducted since 1913. The Company has a number of direct and indirect subsidiaries.

  Until April 1998, the Company, including its predecessors, was a wholly-owned subsidiary of Zapata Corporation ("Zapata"), a publicly traded company which has shares listed on the New York Stock Exchange, Inc. ("NYSE"), since 1973 when Zapata acquired the Company's operations. In April 1998, the Company completed an initial public offering (the "Offering") of 8,500,000 shares of its Common Stock at a price to the public of $16.00 per share. In May 1998, the Underwriters exercised their option to acquire 1,275,000 additional shares at the same price. Of the 9,775,000 total shares sold in the Offering, the Company issued and sold 4,600,000 shares, and Zapata sold 5,175,000 shares to the public. Immediately following the Offering, Zapata owned approximately 59.7% of the Company's outstanding Common Stock. The Company used a portion of the net proceeds of the Offering to repay amounts due Zapata and a certain bank; the balance of the proceeds were invested in certificates of deposits and A2P2 rated or better commercial paper. See Note 1 (Concentrations of Credit Risk) to the Company's Consolidated Financial Statements in Item 8 of this Report.

  To concentrate on and enhance its core business, the Company sold a marginally profitable business in late Fiscal 1997 and acquired certain assets in early Fiscal 1998 to increase the Company's harvesting and production capabilities.

  On September 16, 1997, the Company's wholly owned subsidiary, Venture Milling Company, a Delaware corporation ("Venture Milling"), sold substantially all of its assets to an unrelated third party (the "Venture Milling Disposition"). Venture Milling was primarily in the business of blending different animal protein products (i.e. fish meal, blood meal and feather meal) for sale to producers of feed for broilers and other animals with low nutritional requirements. Venture Milling had annual revenues and operating income of $32.0 million and $174,000, respectively, in Fiscal 1997. The Venture Milling Disposition resulted in a $531,000 pre-tax loss to the Company in Fiscal 1997 and did not have a material impact on the Company's balance sheet because Venture Milling leased most of the assets employed in its operations.

  On November 3, 1997, the Company acquired for $14.5 million in cash, the fishing and processing assets of American Protein, Inc. ("American Protein"), which operated ten fishing vessels and a menhaden processing plant in the Chesapeake Bay area (the "American Protein Acquisition"). American Protein's facilities were located in close proximity to the Company's Reedville, Virginia facility. Shortly after closing this acquisition, the Company closed the American Protein plant and began integrating its assets into the Company's existing operations.

  On November 25, 1997, the Company purchased the fishing and processing assets of Gulf Protein, Inc. ("Gulf Protein"), which included six fishing vessels, five spotter planes and the processing equipment at the Gulf Protein plant located near Morgan City, Louisiana, for $13.6 million in cash and the assumption of $883,000 in long-term liabilities (the "Gulf Protein Acquisition" and, together with the American Protein Acquisition, the "Acquisitions"). In connection with the Gulf Protein Acquisition, the Company also entered into a five-year lease for the Gulf Protein plant at a $220,000 annual rental rate. The Company began operations at the Morgan City, Louisiana plant at the start of the 1998 fishing season, which began in April, 1998. Due to the decline in the average per-ton prices for the Company's products which occurred in Fiscal 1999 (see Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--Fiscal 1999-1998), the Company has elected to discontinue in-line processing operations at its Morgan City plant for the 2000 fishing season which starts in April 2000. The Company will reevaluate this plant on an annual basis thereafter.

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

  Fishing. During Fiscal 1999, the Company owned a fleet of 66 fishing vessels and 33 spotter aircraft for use in its fishing operations and also leased additional aircraft where necessary to facilitate operations. During the 1999 fishing season in the Gulf of Mexico, where the fishing season runs from mid-April through October, the Company operated 40 fishing vessels and 32 spotter aircraft. The fishing area in the Gulf is generally located along the entire Gulf Coast, with a concentration off the Louisiana and Mississippi coasts. The fishing season along the Atlantic coast begins in early May and usually extends into December. The Company operated 13 fishing vessels and 9 spotter aircraft along the Mid-Atlantic coast, concentrated primarily in and around the Chesapeake Bay. For Fiscal 2000, the Company has converted four of its former fishing vessels to "carry vessels" which will not engage in active fishing but will instead carry fish catch from the Company's offshore fishing vessels to its plants. The Company believes that this utilization will increase the amount of time that the bulk of its vessels remain offshore in productive areas and therefore increase the Company's fish catch per vessel employed.

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

  Processing. During Fiscal 1999, the Company operated five processing plants, three in Louisiana, one in Mississippi and one in Virginia, where the menhaden are processed into fish meal, fish oil and fish solubles. The fish are unloaded from the fishing vessels into storage boxes and then conveyed into steam cookers. The fish are then passed through presses to remove most of the oil and water. The solid portions of the fish are dried and then ground into fish meal. The liquid that is produced in the cooking and pressing operations contains oil, water, dissolved protein and some fish solids. This liquid is decanted to remove the solids and is then put through a centrifugal oil/water separation process. The separated fish oil is a finished product. The separated water and protein mixture is further processed through evaporators to remove the soluble protein, which can be sold as a finished product or added to the solid portions of the fish for processing into fish meal.

  Fish meal, the principal product made from menhaden, is sold primarily as a high-protein feed ingredient. It is used as a protein supplement in feed formulated for pigs and other livestock. Each use requires certain standards to be met regarding quality and protein content, which are determined by the freshness of the fish and by processing conditions such as speed and temperatures. Fish solubles are a liquid protein product used as an additive in fish meal and also marketed as an independent product to animal feed formulators and the fertilizer industry.

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

  Customers and Marketing. Most of the Company's marine protein products are sold directly to about 300 customers by the Company's marketing department, while a smaller amount is sold through independent sales agents. Product inventory was $41.5 million as of December 31, 1999 versus $38.6 million on December 31, 1998.

  The Company's fish meal is sold primarily to domestic feed producers for utilization as a high-protein ingredient for the poultry, swine, aquaculture and pet food industries. Fish oil sales primarily involve export markets where the fish oil is refined for use as an edible oil. One Danish based customer for fish oil, Denofa A/S, accounted for approximately 9.0% of the Company's consolidated revenues (approximately $8.7 million) in Fiscal 1999.

  The Company's products are sold both in the U.S. and internationally. International sales consist mainly of fish oil sales to Canada, Japan, Mexico and The Netherlands. The Company's sales in these foreign markets are denominated in U.S. dollars and not directly affected by currency fluctuations. Such sales could be adversely affected by changes in demand resulting from fluctuations in currency exchange rates.

  A number of countries in which the Company currently sells products impose various tariffs and duties, none of which have a significant impact on the Company's foreign sales. Certain of these duties are being reduced annually under the North American Free Trade Agreement in the case of Mexico and Canada and under the Uruguay Round Agreement of the General Agreement on the Trade and Tariffs in the case of Japan. In all cases, the Company's products are shipped to its customers F.O.B. shipping point and therefore the customer is responsible for any tariffs, duties or other levies imposed on the Company's products sold into these markets.

  Insurance. The Company maintains insurance against physical loss and damage to its assets, coverage against liabilities to third parties it may incur in the course of its operations, as well as workers' compensation, United States Longshoremen and Harbor Workers' Act and Jones Act coverage. Assets are insured at replacement cost, market value or assessed earning power. The Company's limits for liability coverage are statutory or $50.0 million. The $50.0 million limit is comprised of several excess liability policies, which are subject to deductibles, underlying limits and exclusions. The Company believes its insurance coverage to be in such form, against such risks, for such amounts and subject to such deductible as are prudent and normal for its operations.

  Competition. Omega competes on price, quality and performance characteristics of its products, such as protein level and amino acid profile in the case of fish meal. The principal competition for the Company's fish meal and fish solubles is from other protein sources such as soybean meal and other vegetable or animal protein products. The Company believes, however, that these other sources are not complete substitutes because fish meal offers nutritional values not contained in such sources. Vegetable fats and oils, such as soybean and palm oils, provide the primary market competition for fish oil. In addition, the Company competes against domestic, privately owned menhaden fishing companies as well as domestic and international producers of fish meal and fish oil derived from species such as anchovy and horse mackerel.

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

  The Company's operations are also subject to federal, state and local laws and regulations relating to the protection of the environment, including the federal Water Pollution Control Act of 1972, which was significantly modified in 1977 to deal with toxic water pollutants and re-named as the Clean Water Act, and which imposes strict controls against the discharge of pollutants in reportable quantities, and along with the Oil Pollution Act of 1990, imposes substantial liability for the costs of oil removal, remediation and damages. The Company's marine protein operations also are subject to the federal Clean Air Act, as amended; the federal Resource Comprehensive Environmental Response, Compensation, and Liability Act, which imposes liability, without regard to fault, on certain classes of persons that contributed to the release of any "hazardous substances" into the environment; and the federal Occupational Safety and Health Act ("OSHA"). The OSHA hazard communications standard, the Environmental Protection Agency community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act and similar state statutes require the Company to organize information about hazardous materials used of produced in its operations. Certain of this information must be provided to employees, state and local governmental authorities and local citizens. Numerous other environmental laws and regulations, along with similar state laws, also apply to the operations of the Company, and all such laws and regulations are subject to change.

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

  The Company's harvesting operations are subject to certain federal maritime laws and regulations which require, among other things, that the Company be incorporated under the laws of the U.S. or a state, the Company's chief executive officer be a U.S. citizen, no more of the Company's directors be non-citizens than a minority of the number necessary to constitute a quorum and at least 75% of the Company's outstanding capital stock (including a majority of the Company's voting capital stock) be owned by U.S. citizens. If the Company fails to observe any of these requirements, it will not be eligible to conduct its harvesting activities in U.S. jurisdictional waters. Such a loss of eligibility would have a material adverse affect on the Company business, results of operations and financial conditions.

  The Company believes that during the past five years it has substantially complied with all material statutes and regulations applicable to its operations, the failure to comply with which would have had a material adverse impact on its operations.

Employees

  At December 31, 1999, during the Company's off season, the Company employed approximately 572 persons. In August 31, 1999, during the peak of the Company's 1999 fishing season, the Company employed approximately 1,348 persons. Approximately 175 employees of the Company are represented by an affiliate of the United Food and Commercial Workers Union. During the past five years Omega has not experienced any strike or work stoppage which has had a material impact on its operations. The Company considers its employee relations to be generally satisfactory.

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

                                                                        Date
                                                                       Became
                                                                     Executive
      Name and Age                         Office                     Officer
      ------------                         ------                    ----------
Joseph L. von Rosenberg  Chief Executive Officer, President and      July 1997
 III (41)...............  Director
Robert W. Stockton       Executive Vice President, Chief Financial   July 1997
 (48)...................  Officer and Secretary
Bernard H. White (52)... Corporate Vice President                    March 1998
Jonathan Specht (42).... Vice President--Operations                  June 1999

  A description of the business experience during the past five years for each of the executive officers of Omega is set forth below.

  Joseph L. von Rosenberg III is President and Chief Executive Officer of the Company. He has served in these positions since July 1997. Prior to serving in these positions Mr. von Rosenberg served as Executive Vice President of Zapata from November 1995 until April 1998. Prior to becoming Executive Vice President of Zapata, Mr. von Rosenberg served as General Counsel of Zapata from August 1994 to July 1997 and Corporate

Secretary of Zapata from June 1993 to July 1997. From August 1994 through November 1995, Mr. von Rosenberg also held the position of Vice President of Zapata. Prior to joining Zapata in June 1993, he served as General Counsel and Corporate Secretary of The Simmons Company.

  Robert W. Stockton is Executive Vice President, Chief Financial Officer and Secretary of the Company. He has served as Executive Vice President, Chief Financial Officer since July 1997 and as Secretary since December 1999. For the five years prior to joining the Company in July 1997, Mr. Stockton was Vice President and Chief Financial Officer of The Simmons Group and also served as Corporate Controller of Proler International Corp.

  Bernard H. White was named Corporate Vice President in March 1998. From 1994 to 1998, Mr. White worked as a Public Affairs and Investor Relations Consultant. Prior to that Mr. White served as Vice President--Corporate Affairs of Zapata Corporation.

  Jonathan Specht was named Vice President--Operations in June 1999. From June 1997 through June 1999, Mr. Specht was the General Manager of the Company's Cameron, Louisiana facility. Prior thereto, he was General Manager of a facility operated by Golden Valley Meat.

Properties

  The Company owns the Reedville, Virginia, Moss Point, Mississippi and Abbeville, Louisiana plants and the real estate on which they are located (except for a small leased parcel comprising a portion of the Abbeville facility). The Company leases from unaffiliated third parties the real estate on which the Cameron, Louisiana and Morgan City, Louisiana plants are located. The Cameron plant lease provides for a 10 year term ending on June 30, 2002 (with two successive 10 year options) and annual rent of $56,000. The Morgan City plant lease provides for a 5 year term beginning on November 25, 1997 at an annual rent of $220,000. The Company has an option under the Morgan City lease to purchase the plant for $656,000 during the last month of the lease or earlier if all rent through the end of the term is paid.

  As of December 31, 1999, the Company's five processing plants had an aggregate capacity to process approximately 950,000 tons of fish annually. The Company's processing plants are located in coastal areas near the Company's fishing fleet. Annual volume processed varies depending upon menhaden catch and demand. Each plant maintains a dedicated dock to unload fish, fish processing equipment and storage capacity. The Reedville, Virginia facility contains an oil refining plant and net making facility. The Company periodically reviews possible application of new processing technologies in order to enhance productivity and reduce costs.

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

Item 3. Legal Proceedings

  The Company is defending various claims and litigation arising from operations which arise in the ordinary cause of the Company's business. In the opinion of management, any losses resulting from these matters will not have a material adverse affect on the Company's results of operations, cash flows or financial position.

Item 4. Submission of Matters to a Vote of Security Holders

  No matter was submitted to a vote of Omega's stockholders during the fourth quarter of Fiscal 1999.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

  Omega's Common Stock is listed on the New York Stock Exchange. The high and low sales prices for the Common Stock, as reported in the consolidated transactions reporting system, as well as the amounts per share of dividends declared during such periods, for each quarterly period since the Company's initial public offering in April 1998, are shown in the following table. Prior to the Company's initial public offering in April 1998, there was no public market for Omega's Common Stock.

                         December 31, September 30, June 30, March 31, December 31, September 30, June 30,
                             1999         1999        1999     1999        1998         1998        1998
                         ------------ ------------- -------- --------- ------------ ------------- --------
High sales price........    $3.44         $5.94      $6.17    $11.50      $10.13       $17.00      $18.50
Low sales price.........     2.31          3.06       4.75      4.25        4.50         5.56       14.25
Dividends declared......       --            --         --        --          --           --          --

  On March 9, 2000, the closing price of the common stock, as reported by the NYSE, was $3.19 per share. As of March 9, 2000, there were approximately 55 holders of record of Common Stock. This number does not include any beneficial owners for whom shares maybe held in a "nominee" or "street" name.

  The Company intends to retain earnings, if any, to support its growth strategy and does not anticipate declaring or paying dividends on its Common Stock in the foreseeable future. Any future determination as to payment of dividends will be made at the discretion of the Board of Directors of the Company and will depend upon the Company's operating results, financial condition, capital requirements, general business conditions and such other factors that the Board of Directors deems relevant. In addition, the payment of cash dividends is limited by the terms of the Company's revolving credit agreement with SunTrust Bank, South Florida, N.A., (the "Credit Facility") which states that in any fiscal year of the credit facility, the Company shall not pay or declare dividends in excess of fifty percent (50%) of its consolidated net income. At December 31, 1999, the Company could not have declared and paid dividends within the limitations of the Credit Facility.

  In September 1998, the Company's Board of Directors authorized a program to repurchase up to 4,000,000 shares of its issued and outstanding common stock. Omega had repurchased an aggregate of 413,100 shares under this program.

Item 6. Selected Financial Data

  The following table sets forth certain selected historical consolidated financial information for the periods presented and should be read in conjunction with the Consolidated Financial Statements of the Company included in Item 8 of this Report and the related notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of the Report.

                           Year          Three Months
                          Ended             Ended
                             December 31,             Years Ended September 30,
                         ---------------------------- -------------------------------
                           1999              1998       1998        1997       1996
                         --------        ------------ --------    --------    -------
                            (in thousands, except per share amounts)
INCOME STATEMENT DATA:
  Revenues.............. $ 93,636          $ 25,759   $133,555    $117,564(1) $93,609
  Operating income
   (loss)...............  (23,273)(5)(6)      6,272     38,118      18,205     10,504
  Net income (loss).....  (14,756)            4,252     24,207      10,425      5,928
  Per share income
   (loss) basic.........    (0.62)             0.18       1.11        0.53       0.30
  Per share income
   (loss) diluted.......    (0.62)             0.18       1.10        0.53       0.30
  Cash dividends paid ..       --                --         --          --         --
CASH FLOW DATA:
  Capital expenditures..   15,145             3,030     21,540       9,825      4,673
  Acquisitions of
   property and
   equipment............       --                --     28,116          --         --
BALANCE SHEET DATA:
  Working capital....... $ 63,724          $ 83,557   $ 80,498    $ 31,396    $20,719
  Property and
   equipment, net.......   90,368            86,068     84,798(2)   40,889     36,511
  Total assets..........  176,148           189,853    193,421     100,440     86,969
  Current maturities of
   long-term debt.......    1,146               997      1,114       1,034        487
  Long-term debt........   16,069            11,205     11,408      11,294     50,187
  Stockholders' equity.. $144,172          $160,850   $156,598(3) $ 64,354(4) $12,029

--------
(1) In September 1997, the Company closed the Venture Milling Disposition. See
    Note 2 to Company's Consolidated Financial Statements.
(2) In November 1997, the Company closed both the American Protein Acquisition and the Gulf Protein Acquisition. See Note 2 to Company's Consolidated Financial Statements.
(3) The Company's initial public offering closed in April 1998 which resulted in net proceeds to the Company of $68.0 million, of which $33.3 million was used to repay indebtedness. See Note 1 to Company's Consolidated Financial Statements.
(4) In Fiscal 1997, Zapata contributed to the Company $41.9 million existing intercompany debt owed to Zapata by the Company.
(5) During the quarters ended September 30, 1999 and December 31, 1999, the Company recorded inventory write-downs of $14.5 million and $3.7 million, respectively, for market declines on the inventory values of the Company's fish meal and fish oil.
(6) Includes a pre-tax charge of $2.3 million during the quarter ended December 31, 1999, for the write-down of certain impaired Morgan City plant in-line processing assets.

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

General

  Omega is the largest U.S. producer of protein-rich meal and oil derived from marine sources. The Company's products are produced from menhaden (a fish found in commercial quantities), and including regular grade and value added specialty fish meals, crude and refined fish oils and fish solubles. The Company's fish meal products are used as nutritional feed additives by animal feed manufacturers and by commercial livestock and poultry farmers. The Company's crude fish oil is sold to food producers in Europe and its refined fish oil products are used in aquaculture feeds and certain industrial applications. Fish solubles are sold as protein additives for animal feed and as organic fertilizers.

  The fish catch is processed into regular grade fish meal, specialty fish meals, fish oils and fish solubles at the Company's five operating plants located in Virginia, Mississippi and Louisiana. The Company owns 66 fishing vessels (53 of which were directly involved in the harvesting operations during Fiscal 1999) and owns 33 and leases 11 aircraft (of which 41 were directly involved in the harvesting operations) that are used to harvest menhaden in coastal waters along the U.S. mid-Atlantic and Gulf of Mexico coasts. In 2000, the Company has converted four of its fishing vessels to "carry vessels" which will not engage in active fishing but will instead carry fish catch from the Company's offshore fishing vessels to its plants. The Company believes that this utilization will increase the amount of time that the bulk of its vessels remain offshore in production areas and therefore increase the Company's fish catch per vessel employed. Accordingly, the Company plans to reduce the total number of vessels directly involved in the fishing effort during fiscal 2000 to 40 vessels. Additionally, the Company has elected to temporarily cease its in-line processing operations at its Morgan City plant location during Fiscal 2000 in reaction to the continuing depressed prices received for the Company's products. Certain damaged processing equipment at this facility will be removed and scrapped.

  The Company closed the Venture Milling Disposition on September 16, 1997. The Company also closed the American Protein Acquisition on November 3, 1997 and the Gulf Protein Acquisition on November 25, 1997. Both Acquisitions were accounted for as purchases and therefore, their results of operations were included in the Company's Statement of Operations as of the closing dates for each Acquisition.

  On December 1, 1998 the Company's Board of Directors approved a change in the Company's fiscal year end from September 30 to December 31, effective beginning January 1, 1999. A three-month transition period from October 1, 1998 through December 31, 1998 (the "Transition Period") precedes the start of the 1999 Fiscal year. "Fiscal 1998" and "Fiscal 1997" refer to respective Fiscal years ended September 30. The Transition Period refers to the three-months ended December 31, 1998 and " Fiscal 1999" refers to the fiscal twelve months ended December 31, 1999.

  The following table summarizes the Company's harvesting and production for the indicated periods:

                                           Three Months  Years Ended September
                               Year Ended     Ended               30,
                              December 31, December 31, -----------------------
                                  1999         1998      1998    1997    1996
                              ------------ ------------ ------- ------- -------
   Fish catch (tons)(1)......   724,974      123,079    602,096 507,358 458,917
   Production (tons):
    Fish meal
     Regular grade...........    93,388        9,492     73,536  63,835  56,569
     Special Select..........    68,996       12,631     63,163  46,409  46,325
     Sea-Lac.................    16,577        7,068     11,917  14,741  10,631
     Silver Herring..........     1,218          353         --      --      --
    Oil
     Crude...................    95,175       15,789     68,245  61,905  60,257
     Refined.................     5,638        1,238      7,230   9,657   8,834
    Solubles.................    13,781        1,067     14,995  16,531  17,139
                                -------      -------    ------- ------- -------
       Total Production......   294,773       47,638    239,086 213,078 199,755
                                =======      =======    ======= ======= =======

--------
(1) Fish catch has been converted to tons using the National Marine Fisheries Service ("NMFS") fish catch conversion ratio of 670 pounds per 1,000 fish.

  The Company's harvesting season generally extends from May through December on the mid-Atlantic coast and from April through October on the Gulf coast. During the off season, the Company fills purchase orders from the inventory it has accumulated during the fishing season. Prices for the Company's products tend to be lower during the fishing season when product is more abundant than in the off season. Throughout the entire year, prices are significantly influenced by supply and demand in world markets for competing products, particularly soybean meal for its fish meal products and vegetable oils and fats for its fish oil products when used as an alternative to vegetable oils and fats. During Fiscal 1999, world grain and oilseed markets were burdened by excess supplies relative to demand which, in turn, resulted in prices for most major commodities being sharply lower than in previous years. Correspondingly, the Company's product prices have been adversely impacted during this period, resulting in decreased gross margins. At September 30, 1999, and again at December 31, 1999 the Company determined that the costs of its fish meal and fish oil product inventories were in excess of those products' realization value by approximately $14.5 million and $3.7 million, respectively. Such realization impact was due mainly to the continuing depressed market values of world protein markets and particularly, animal and oilseed oil markets. The average prices received for the Company's fish meal and fish oil products were approximately 32% and 61% lower, respectively, during the three-month period ending September 30, 1999, as compared to the three months ending September 30, 1998. Price decreases for the quarters ended December 31, 1999 compared to December 31, 1998 were approximately 38.1% for fish meal and 57.9% for fish oil. Although management believes the net realizable value of inventory held as of December 31, 1999, after giving effect to the write-downs, approximates its costs, it is possible that in the event prices do not stabilize during the first quarter of Fiscal 2000, a further downward valuation of its existing inventories held at March 31, 2000 could be required. Accordingly, it is possible that gross profit margins may continue to decline in prospective quarters.

  In an effort to reduce price volatility and to generate higher, more consistent profit margins, the Company is continuing its efforts towards the production and marketing of specialty meal products, which generally have higher margins than the Company's regular grade meal product. Additionally, the Company is attempting to introduce its refined fish oil into the U.S. food market where initial marketing efforts have indicated significantly increased margin opportunities and more stable demand requirements over the Company's traditional crude fish oil markets.

  The Company is also implementing several cost-cutting measures during Fiscal year 2000 which include, among other items, a reduction in its fishing fleet and spotter planes, temporary closure of in-line processing facilities at its highest cost plant, implementation of a carry-vessel concept and utilization of satellite mapping technology, all of which will reduce its cost of production to a level whereby positive gross margins will be attainable, assuming no significant change in product market prices and harvesting assumptions.

  During Fiscal years 1999, 1998 and 1997, approximately 35% to 40% of Omega's regular grade fish meal was sold on a two to six month forward contract basis. The balance of regular grade and other products was substantially sold on a spot basis through purchase orders. The Company's annual revenues are highly dependent on both annual fish catch and inventories and, in addition, inventory is generally carried over from one Fiscal year to another Fiscal year. The Company determines the level of inventory to be carried over based on prevailing market prices of the products and anticipated customer usage and demand during the off season. Thus, production volume does not necessarily correlate with sales volume in the same Fiscal year.

  The following table sets forth the Company's revenues by product and the approximate percentage of total revenues represented thereby, for the indicated periods:

                                            Three Months
                            Year Ended         Ended
                           December 31,     December 31,       Year Ended September 30,
                         ---------------- ---------------- ---------------------------------
                               1999             1998             1998           1997(1)
                         ---------------- ---------------- ---------------- ----------------
                         Revenues Percent Revenues Percent Revenues Percent Revenues Percent
                         -------- ------- -------- ------- -------- ------- -------- -------
Regular Grade...........  $31.3     33.4%  $ 6.7     26.0%  $ 35.3    26.4%  $ 23.7    20.2%
Special Select..........   23.5     25.1     7.7     29.8     33.9    25.4     25.8    21.9
Sea-Lac.................    6.8      7.2     1.6      6.2      7.8     5.8      7.1     6.0
Crude Oil...............   25.9     27.7     8.0     31.0     46.7    35.0     18.6    15.8
Refined Oil.............    3.1      3.3     1.1      4.3      5.0     3.7      5.2     4.4
Fish Solubles...........    2.2      2.4     0.5      1.9      3.2     2.4      3.6     3.1
Venture Milling.........     --       --      --       --       --      --     32.0    27.2
Nets and Other..........    0.8      0.9     0.2      0.8      1.6     1.3      1.6     1.4
                          -----    -----   -----    -----   ------   -----   ------   -----
Total...................  $93.6    100.0%  $25.8    100.0%  $133.5   100.0%  $117.6   100.0%
                          =====    =====   =====    =====   ======   =====   ======   =====

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

  The Company's primary resources of liquidity and capital resources have been cash flows from operations, borrowings from Zapata, bank credit facilities and term loans from various lenders provided pursuant to the Title XI of the Marine Act of 1936 ("Title XI"). These sources of cash flows have been used for capital expenditures (including acquisitions) and payment of long-term debt. The Company expects to finance future expenditures through internally generated cash flows and, if necessary, through funds available from the Credit Facility and/or Title XI facilities described below.

  Under a program offered through NMFS pursuant to Title XI of the Marine Act of 1936 ("Title XI"), the Company has secured loans through lenders with terms generally ranging between 12 and 20 years at interest rates between 6% and 8% per annum which are enhanced with a government guaranty to the lender for up to 80% of the financing. The Company's current Title XI borrowings are secured by liens on 17 fishing vessels and mortgages on the Company's Reedville, Virginia and Abbeville, Louisiana plants. In 1996, Title XI borrowing was modified to permit use of proceeds from borrowings obtained through this program for shoreside construction. To date, the Company has used the entire $20.6 million amount authorized under the program.

  Omega had an unrestricted cash balance of $15.7 million at December 31, 1999, down $29.1 million from December 31, 1998. This decrease was due primarily to operating losses as a result of reduced selling prices for the Company's products.

  Investing activities used $15.1 million in Fiscal 1999 while using $3.0 million, $48.7 million and $10.9 million during the Transition Period, Fiscal 1998 and Fiscal 1997, respectively. The higher Fiscal 1998 investing activities reflect the Acquisitions. Other than the Acquisitions, the Company's investing activities consisted mainly of capital expenditure for equipment purchases and replacements in Fiscal 1999, the Transition Period, Fiscal 1998, and Fiscal 1997. The Company anticipates making approximately $8.0 million of capital expenditures in Fiscal 2000, a significant portion which will be used to refurbish vessels, plant assets, and to repair certain equipment.

  Net financing activities provided $3.0 million during Fiscal 1999 compared with $320,000 used in the Transition Period, $67.4 million provided in Fiscal 1998 and $3.5 million provided in Fiscal 1997. The Fiscal 1999 increase is due primarily to the Company's Title XI financing program which provided $6.1 million in cash, reduced by $1.1 million in debt repayments and $2.0 million used to repurchase stock under the Company's repurchase program.

  The Company completed its initial public offering on April 8, 1998. Subsequent to the Offering, the underwriters elected to exercise their over-allotment option. These issuances generated net proceeds of approximately $68.0 million (after deducting underwriting discounts and commissions and Offering expenses). Of these proceeds, the Company used approximately $33.3 million to repay indebtedness to Zapata and $2.1 million to repay bank indebtedness. Of the $33.3 million indebtedness owed to Zapata, $28.1 million was incurred to fund the cash portion of the purchase price for the Acquisitions and the balance was primarily incurred to pay the Company's federal income taxes. The Company invested the remaining net proceeds in short-term government securities and interest bearing cash equivalents pending their use.

  On August 11, 1998 the Company entered into a $20.0 million revolving credit agreement with SunTrust Bank, South Florida, N.A. (the "Credit Facility"). Under the Credit Facility the Company may make borrowings in a principal amount not to exceed $20.0 million at any time. Borrowings under this facility may be used for working capital and capital expenditures. Interest accrues on borrowings that will be outstanding under the Credit Facility at the Company's election, either (i) the bank's prime rate less 75 basis points, or (ii) LIBOR plus a margin based on the Company's financial performance. The Credit Facility is collaterialized by all of the Company's trade receivables, inventory and specific computer equipment. The Company and its subsidiaries are required to comply with certain financial covenants, including maintenance of a minimum tangible net work, debt to tangible net worth ratio, funded debt to cash flow ratio and fixed charges ratio, and certain other covenants. As of December 31, 1999, the Company had no borrowings outstanding under the Credit Facility.

  On September 17, 1998, the Company's Board of Directors approved a stock repurchase program allowing the Company to repurchase up to 4,000,000 shares of its common stock. See "Item 5 Market For Registrant's Common Equity and Related Stockholder Matters." The Company has repurchased 413,100 shares pursuant to such authorization.

  The Company is continually considering potential transactions including, but not limited to, enhancement of physical facilities to improve production capabilities and the acquisition of other business. Certain of the potential transactions reviewed by the Company would, if completed, result in its entering new lines of business, although, in general, these opportunities have been related in some manner to the Company's existing operations. Although the Company does not, as of the date hereof, have any commitment with respect to a material acquisition, it could enter into such agreement in the future.

  The Company believes that the existing cash, cash equivalents, short-term investments and funds available through its Credit Facility will be sufficient to meet its working capital and capital expenditure requirements through at least the end of 2001.

Results of Operations

  The following table sets forth as a percentage of revenues, certain items of the Company's operations for each of the indicated periods.

                                                   Thre Months    Year Ended
                                       Year Ended     Ended      September 30,
                                      December 31, December 31, ---------------
                                          1999       1998(1)    1998(2) 1997(3)
                                      ------------ ------------ ------- -------
   Revenues.........................     100.0%       100.0%     100.0%  100.0%
   Cost of sales....................      93.3         68.2       66.6    79.7
   Inventory write-down.............      19.4          0.0        0.0     0.0
                                         -----        -----      -----   -----
   Gross profit (loss)..............     (12.7)        31.8       33.4    20.3
   Selling, general and
    administrative..................       9.7          7.5        4.9     4.8
   Impairment of long-lived assets..       2.4          0.0        0.0     0.0
                                         -----        -----      -----   -----
   Operating income (loss)..........     (24.8)        24.3       28.5    15.5
   Interest (expense) income, net...       0.6          1.7       (0.1)   (0.5)
   Other (expense) income, net......      (0.4)        (0.2)      (0.2)   (1.1)
                                         -----        -----      -----   -----
   Income before income taxes.......     (24.6)        25.8       28.2    13.9
   Benefit (provision) for income
    taxes...........................       8.9         (9.3)     (10.1)   (5.0)
                                         -----        -----      -----   -----
   Net income (loss)................     (15.7)        16.5       18.1     8.9
                                         =====        =====      =====   =====

--------
(1) Results are for the three month transition period ended December 31, 1998.
(2) The Acquisitions closed on November 3, 1997 and November 25, 1997, respectively.
(3) The Venture Milling Disposition closed on September 16, 1997.

 Fiscal 1999-1998

  Revenues. Fiscal 1999 revenues decreased $39.9 million, or 29.9% from $133.5 million in Fiscal 1998 to $93.6 million in Fiscal 1999. The decrease in revenues from Fiscal 1998 to Fiscal 1999 was attributable to lower selling prices of the Company's fish meal and fish oil. Fish meal sales prices and fish oil prices declined 28.1% and 48.2% respectively as compared to the Fiscal 1998. Sales volumes for the Company's fish meal and fish oil increased 10.6% and 9.7% respectively during Fiscal 1999 as compared to Fiscal 1998. The Company attributes the decrease in selling prices to low cyclical feed cost affecting the protein industry.

  Cost of sales. Cost of sales, including depreciation, amortization and inventory write-down for Fiscal 1999 totaled $105.6 million, a $16.7 million increase from $88.9 million in Fiscal 1998. The cost of sales increase was primarily due to the cyclical market declines on the inventory values of the Company's fish meal and fish oil resulting in a recorded inventory write-down of $18.2 million. The increase in cost of sales as a percent of revenues was due to decreases in the Company's selling prices for fish meal and fish oil of 28.1% and 48.2% respectively, during the twelve-month period ending Fiscal 1999 as compared to the previous twelve-month period ending Fiscal 1998. Per ton cost of sales were 10.6% lower in Fiscal 1999 as compared to Fiscal 1998, due mainly to lower inventoriable costs associated with the Fiscal 1999 fishing season. During Fiscal 1998, in August and September of 1998, fishing operations were hampered by a series of hurricane and tropical storms that disrupted fishing operations, resulting in higher cost inventory.

  Gross profit. Gross profit decreased $56.6 million or 126.6% from $44.7 million in Fiscal 1998 to a gross loss of $(11.9) million in Fiscal 1999. As a percentage of revenues, the Company's gross profit margin decreased 46.1% in Fiscal 1999 as compared to Fiscal 1998. The decline in gross profit was the result of a 28.1% and 48.2% decline in selling prices for the Company's fish meal and fish oil and a $18.2 million inventory write-down charged against operations pertaining to downward cyclical pricing pressures on the Company's fishing product inventories in Fiscal 1999, resulting in a negative gross profit margin in Fiscal 1999 compared to Fiscal 1998.

  Selling, general and administrative expenses. Selling, general and administrative expenses increased $2.5 million, or 38.3% from $6.6 million in Fiscal 1998 to $9.1 million in Fiscal 1999. As a percentage of revenues, selling, general and administrative expenses were approximately 4.9% in Fiscal 1998 and 9.7% in Fiscal 1999. The dollar increase was due primarily to increased personnel and marketing costs associated with the Company's expanded emphasis on specialty meals and oils combined with severance payments associated with reductions in management and administrative personnel made during the quarter ended December 31, 1999.

  Asset write-down. An asset write-down of $2.3 million, which was 2.4% of revenues, was recorded in Fiscal 1999 resulting from the discontinued utilization of certain in-line processing facilities at the Morgan City plant.

  Operating income. As a result of the factors discussed above, the Company's operating income decreased to a loss of ($23.3) million for Fiscal 1999, from $38.1 million in Fiscal 1998. As a percentage of revenues, operating income decreased from 28.5% in Fiscal 1998 to (24.8%) in Fiscal 1999.

  Interest income, net. Interest income, net increased $782,000 or 465.5% from a net interest expense of ($168,000) in Fiscal 1998 to net interest income of $614,000 in Fiscal 1999. This increase resulted from the Company's reduction in its average outstanding borrowings during Fiscal 1999 compared to Fiscal 1998.

  Other expense, net. Other expense, net increased to ($398,000) in Fiscal 1999 from ($291,000) in Fiscal 1998. This increase was the result of a gain in Fiscal 1998 on the sale of non-producing assets which was netted against other expenses.

  Income taxes. The Company had the same 36% tax rate for both Fiscal 1999 and Fiscal 1998. The effective tax rates approximate the applicable combined state and federal statutory tax rates for the respective periods.

 Transition Period 1998

  Revenues--For the Transition Period ending December 31, 1998, revenues were $25.8 million.

  Cost of sales--Cost of sales, including depreciation and amortization, for the Transition Period ended December 31, 1998 were $17.6 million or 68.2% of sales.

  Gross profit--For the Transition Period ending December 31, 1998 gross profit was $8.2 million or 31.8% of sales.

  Selling, general and administrative expenses--For the Transition Period ending December 31, 1998, selling, general and administrative expenses were $1.9 million or 7.5% of sales.

  Operating income--For the Transition Period ending December 31, 1998, operating income was $6.3 million or 24.3% of sales.

  Interest income, net--For the Transition Period ending December 31, 1998, interest income, net was $429,000 or 1.7% of sales.

  Other expense, net--For the Transition Period ending December 31, 1998, other expense, net was $58,000 or .2% of sales.

  Income taxes--For the Transition Period ending December 31, 1998, the Company recorded a tax provision of $2.4 million representing an effective tax rate of 36%.

 Fiscal 1998-1997

  Revenues. Fiscal 1998 revenues increased $16.0 million, or 13.6% from $117.6 million in Fiscal 1997 to $133.6 million in Fiscal 1998. The increase was attributable to increased sales volume of the Company's specialty meals and oil, and an overall increase in the average selling price of all regular meal products. Increased sales volumes were due to the Acquisitions and additional new sales which were partially offset by the lost Venture Milling revenues (which totaled approximately $32.0 million in Fiscal 1997). Average selling prices for the Company's marine protein products continued a trend of increasing in Fiscal 1998, reflecting the Company's continuing emphasis on producing value-added products. Prices for the Company's fish meal and fish oil products improved by 4% and 39% respectively in Fiscal 1998 as compared to Fiscal 1997. Sales volumes of fish meal increased approximately 31% in Fiscal 1998 as compared to Fiscal 1997 sales. Sales volume of fish oil increased approximately 36% in Fiscal 1998 as compared to Fiscal 1997 sales. The volume increases are primarily due to increased inventory levels carried forward from Fiscal 1997 and increased production due to the Acquisitions.

  Cost of sales. Cost of sales, including depreciation and amortization, for Fiscal 1998 was $88.9 million or 66.6% of revenues. This was a decrease of $4.8 million from Fiscal 1997 which was $93.7 million or 79.7% of revenues. The decrease in Fiscal 1998 cost of sales was due to the Fiscal 1997 Venture Milling Disposition cost of sales, which totaled approximately $33.8 million, offset in Fiscal 1998 by $24.2 million in additional cost of sales due to increased sales volumes of 31% and 36% for the Company's fish meal and fish oil respectively.

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

  Selling, general and administrative expense. Selling, general and administrative expenses increased $954,000, or 17.0% from $5.6 million in Fiscal 1997 to $6.6 million in Fiscal 1998. As a percentage of revenues, selling, general and administrative expenses were approximately 5.0% in each of Fiscal 1997 and Fiscal 1998. The dollar increase was due primarily to additional staffing necessary for the Company's expanded emphasis on specialty meals and oils.

  Operating income. As a result of the factors discussed above, the Company's operating income increased to $38.1 million in Fiscal 1998 from $18.2 million in Fiscal 1997. As a percentage of revenues, operating income increased from 15.5% in Fiscal 1997 to 28.5% in Fiscal 1998.

  Interest expense, net. Interest expense, net declined $424,000 or 71.6% from $592,000, in Fiscal 1997 to $168,000 in Fiscal 1998. This decline resulted from the Company's reduction in its average outstanding borrowings during Fiscal 1998 compared to the 1997 Fiscal year.

  Other expense, net. Other expense, net decreased to ($291,000) in Fiscal 1998 from ($1.3 million) in Fiscal 1997. Other expense decreased primarily due to prior year losses in joint ventures, the sale of Venture Milling's assets and the settlement of a lawsuit.

  Income taxes. The Company had the same 36% tax rate for both Fiscal 1998 and Fiscal 1997. The effective tax rates approximates applicable combined state and federal statutory tax rates for the respective periods.

Recently Issued Accounting Standards

  In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS
133), which, as amended, is effective for fiscal years beginning after June 15, 2000. SFAS 133 establishes standards requiring all derivatives to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. The Company will adopt the provisions of the statement in Fiscal 2001. The Company anticipates that implementing the provisions of SFAS 133 will not have a significant impact on the Company's existing operations.

Year 2000 System Issues

  The Year 2000 ("Y2K") issue is the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. The Company experienced no "Y2K" problems and does not expect any future problems in the year 2000.

Seasonality and Quarterly Results

  The Company's menhaden harvesting and processing business is seasonal in nature. The Company generally has higher sales during the menhaden harvesting season (which includes the second and third quarter of each Fiscal year) due to increased product availability, but prices during the fishing season tend to be lower than during the off-season. As a result, the Company's quarterly operating results have fluctuated in the past and may fluctuate in the future. In addition, from time to time the Company defers sales of inventory based on worldwide prices for competing products that affect prices for the Company's products which may affect comparable period comparisons. Certain quarterly financial data contained in Note 16 to the Company's Consolidated Financial Statements included in Item 8 of this Report is incorporated herein by reference.

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

    8. Risks associated with the strength of local currencies of the countries in which its products are sold, changes in social, political and economic conditions inherent in foreign operations and international trade, including changes in the law and policies that govern foreign investment and international trade in such countries, changes in U.S laws and regulations relating to foreign investment and trade, changes of tax or other laws, partial or total expatriation, currency exchange rate fluctuations and restrictions on currency repatriation, on the disruption of labor, political disturbances, insurrection or war and the effect of requirements of partial local ownership of operations in certain countries

    9. Risks related to unanticipated material adverse outcomes in any pending litigation or any other unfavorable outcomes or settlements. There can be no assurance that the Company will prevail in any pending litigation and to the extent that the Company sustains losses growing out of any pending litigation which are not presently reserved or otherwise provided for or insured against, its business, results of operation and financial condition could be adversely effected.

    10. In the future the Company may undertake acquisitions, although there is no assurance this will occur. Further, there can be no assurance that the Company will be able to profitably manage future businesses it may acquire or successfully integrate future businesses it may acquire into the Company without substantial costs, delays or other problems which could have a material adverse effect on the Company's business, results of operations and financial condition.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

  Not applicable.

Item 8. Financial Statements and Supplementary Data

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors,
 Omega Protein Corporation:

  In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and stockholders' equity present fairly, in all material respects, the financial position of Omega Protein Corporation and its subsidiaries (the "Company") at December 31, 1999 and 1998, and the results of its operations and cash flows for the year ended December 31, 1999, the three month period ended December 31, 1998, and the two years ended September 30, 1998, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

New Orleans, Louisiana
March 3, 2000

                           OMEGA PROTEIN CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                      December 31, December 31,
                       ASSETS                             1999         1998
                       ------                         ------------ ------------
                                                           (in thousands)
Current assets:
  Cash and cash equivalents..........................   $ 15,673     $ 44,828
  Receivables, net...................................     15,991        8,902
  Inventories........................................     46,112       43,351
  Prepaid expenses and other current assets..........        897        1,039
                                                        --------     --------
    Total current assets.............................     78,673       98,120
                                                        --------     --------
Other assets.........................................      7,107        5,665
                                                        --------     --------
Property and equipment, net..........................     90,368       86,068
                                                        --------     --------
      Total assets...................................   $176,148     $189,853
                                                        ========     ========

        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------
Current liabilities:
  Current maturities of long-term debt...............   $  1,146     $    997
  Accounts payable...................................      2,200        1,672
  Accrued liabilities................................     11,603       11,858
  Amounts due to parent..............................         --           36
                                                        --------     --------
      Total current liabilities......................     14,949       14,563
                                                        --------     --------
Long-term debt.......................................     16,069       11,205
                                                        --------     --------
Deferred income taxes................................        583        2,860
                                                        --------     --------
Other liabilities....................................        375          375
                                                        --------     --------
      Total liabilities..............................     31,976       29,003
                                                        --------     --------
Commitments and contingencies

Stockholders' equity:
  Preferred Stock, $0.01 par value; authorized
   10,000,000 shares; none issued....................         --           --
  Common Stock, $0.01 par value; authorized
   80,000,000 shares; 24,302,126 and 24,276,812
   shares issued and outstanding, respectively.......        243          243
  Capital in excess of par value.....................    111,835      111,722
  Reinvested earnings from October 1, 1990...........     34,129       48,885
  Common Stock in treasury, at cost--413,100 shares..     (2,035)          --
                                                        --------     --------
    Total stockholders' equity.......................    144,172      160,850
                                                        --------     --------
      Total liabilities and stockholders' equity.....   $176,148     $189,853
                                                        ========     ========

   The accompanying notes are an integral part of the consolidated financial statements.

                           OMEGA PROTEIN CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                               Three Months    Year Ended
                                   Year Ended     Ended       September 30,
                                  December 31, December 31, ------------------
                                      1999         1998       1998      1997
                                  ------------ ------------ --------  --------
                                   (in thousands, except per share amounts)
Revenues........................    $ 93,636     $25,759    $133,555  $117,564
Cost of sales...................      87,369      17,553      88,870    93,746
Inventory write-down............      18,188         -0-         -0-       -0-
                                    --------     -------    --------  --------
Gross profit (loss).............     (11,921)      8,206      44,685    23,818
Selling, general, and
 administrative.................       9,085       1,934       6,567     5,613
Impairment of long-lived
 assets.........................       2,267         -0-         -0-       -0-
                                    --------     -------    --------  --------
Operating income (loss).........     (23,273)      6,272      38,118    18,205
Interest income (expense), net..         614         429        (168)     (592)
Other income (expense), net.....        (398)        (58)       (291)   (1,328)
                                    --------     -------    --------  --------
Income (loss) before income
 taxes..........................     (23,057)      6,643      37,659    16,285
Provision (benefit) for income
 taxes..........................      (8,301)      2,391      13,452     5,860
                                    --------     -------    --------  --------
Net income (loss)...............    $(14,756)    $ 4,252    $ 24,207  $ 10,425
                                    ========     =======    ========  ========
Earnings (loss) per share
 (basic)........................    $  (0.62)    $  0.18    $   1.11  $   0.53
                                    ========     =======    ========  ========
Average common shares
 outstanding....................      23,963      24,277      21,901    19,676
                                    ========     =======    ========  ========
Earnings (loss) per share
 (diluted)......................    $  (0.62)    $  0.18    $   1.10  $   0.53
                                    ========     =======    ========  ========
Average common shares and common
 share equivalents outstanding..      23,963      24,277      22,021    19,676
                                    ========     =======    ========  ========


   The accompanying notes are an integral part of the consolidated financial statements.

                           OMEGA PROTEIN CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Three Months
                                      Year Ended     Ended       Years Ended
                                     December 31, December 31,  September 30,
                                     ------------ ------------ ----------------
                                         1999         1998      1998     1997
                                     ------------ ------------ -------  -------
                                                  (in thousands)
Cash flow provided by (used in)
 operating activities:
  Net income (loss)................    $(14,756)    $ 4,252    $24,207  $10,425
  Adjustments to reconcile net
   income to net cash
   Provided by operating
   activities:
  (Gain) loss on disposal of
   assets, net.....................          (6)         --       (101)     483
  Depreciation and amortization....       8,995       1,955      6,351    4,868
  Impairment of long-lived assets..       2,267          --         --       --
  Deferred income taxes............      (2,277)        128      1,552      743
  Changes in assets and
   liabilities:
    Receivables....................      (7,089)      3,001     (1,967)    (836)
    Inventories, net of write-
     downs.........................      (2,761)     (2,567)    (2,336)  (9,291)
    Accounts payable and accrued
     liabilities...................         273      (7,365)     3,850      604
    Amounts due to parent..........         (36)       (263)    (4,860)   2,433
    Other, net.....................      (1,604)       (731)    (1,180)     624
                                       --------     -------    -------  -------
      Total adjustments............     (2,238)     (5,842)      1,309    (372)
                                       --------     -------    -------  -------
      Net cash provided by (used
       in)
       operating activities........     (16,994)     (1,590)    25,516   10,053
                                       --------     -------    -------  -------
Cash flow provided by (used in)
 investing activities:
  Proceeds from sale of assets,
   net.............................           6          --      1,006     (771)
  Increase in notes receivable.....          --          --         --     (334)
  Capital expenditures.............     (15,145)     (3,030)   (21,540)  (9,825)
  Acquisitions of property and
   equipment.......................          --          --    (28,116)      --
                                       --------     -------    -------  -------
      Net cash (used in) investing
       activities..................     (15,139)     (3,030)   (48,650) (10,930)
                                       --------     -------    -------  -------
Cash flow provided by (used in)
 financing activities:
  Proceeds from issuance of common
   stock...........................          --          --     68,037       --
  Purchase of treasury stock.......      (2,035)         --         --       --
  Proceeds from borrowings--Bank
   debt............................       6,070          --      2,644    4,061
  Proceeds from borrowing--Parent..          --          --     28,116       --
  Repayments on borrowings--
   Parent..........................          --          --    (28,116)      --
  Principal payments of short and
   long-term debt obligations......      (1,057)       (320)    (3,283)    (579)
                                       --------     -------    -------  -------
      Net cash provided by (used
       in)
       financing activities........       2,978        (320)    67,398    3,482
                                       --------     -------    -------  -------
Net increase (decrease) in cash and
 cash equivalents..................     (29,155)     (4,940)    44,264    2,605
Cash and cash equivalents at
 beginning of......................      44,828      49,768      5,504    2,899
                                       --------     -------    -------  -------
Cash and cash equivalents at end
 of................................    $ 15,673     $44,828    $49,768  $ 5,504
                                       ========     =======    =======  =======

   The accompanying notes are an internal part of the consolidated financial statements.

                           OMEGA PROTEIN CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                            Capital
                             Common Stock  Treasury Stock     in
                             ------------- --------------  Excess of Reinvested
                             Shares Amount Shares Amount   Par Value  Earnings
                             ------ ------ ------ -------  --------- ----------
                                              (in thousands)
Balance at September 30,
 1996....................... 19,676  $197    --   $    --  $  1,831   $ 10,001
  Net income................     --    --    --        --        --     10,425
  Capital contribution from
   parent...................     --    --    --        --    41,900         --
                             ------  ----   ---   -------  --------   --------
Balance at September 30,
 1997....................... 19,676   197    --        --    43,731     20,426
  Initial public offering of
   common stock.............  4,600    46    --        --    67,991         --
  Net income................     --    --    --        --        --     24,207
                             ------  ----   ---   -------  --------   --------
Balance at September 30,
 1998....................... 24,276   243    --        --   111,722     44,633
  Net income................     --    --    --        --        --      4,252
                             ------  ----   ---   -------  --------   --------
Balance at December 31,
 1998....................... 24,276   243    --        --   111,722     48,885
  Issuance of common stock..     26    --    --        --       113         --
  Purchase of treasury
   stock....................     --    --   413    (2,035)       --         --
  Net loss..................     --    --    --        --        --    (14,756)
                             ------  ----   ---   -------  --------   --------
Balance at December 31,
 1999....................... 24,302  $243   413   $(2,035) $111,835   $ 34,129
                             ======  ====   ===   =======  ========   ========


   The accompanying notes are in integral part of the consolidated financial statements.

                           OMEGA PROTEIN CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES SUMMARY OF OPERATIONS AND BASIS OF PRESENTATION

 Business Description

  Omega Protein Corporation ("Omega" or the "Company"), produces and markets a variety of products produced from menhaden (a herring-like species of fish found in commercial quantities in the U.S. coastal waters of the Atlantic Ocean and Gulf of Mexico), including regular grade and value added specialty fish meals, crude and refined fish oils and fish solubles. The Company's fish meal products are used in nutritional feed additives by animal feed manufacturers and by commercial livestock producers. The Company's crude fish oil is sold primarily to food producers in Europe, and its refined fish oil products are used in aquaculture feeds and certain industrial applications. Fish solubles are sold as protein additives for animal feed and as organic fertilizers.

  On January 26, 1998, Marine Genetics Corporation ("Marine Genetics") merged into Omega, a Nevada corporation wholly-owned by Zapata Corporation ("Zapata"), with Omega being the surviving entity. The common control merger was accounted for at historical cost in a manner similar to that of a pooling of interest accounting. In connection with the merger, Marine Genetics outstanding Common Stock was converted into Omega Common Stock at the rate of one share for 19,676 shares of Omega Common Stock and Omega's pre-merger outstanding Common Stock was cancelled and treated as treasury stock.

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

 Change in Fiscal Year

  On December 1, 1998 the Company's Board of Directors approved a change in the Company's fiscal year end from September 30 to December 31, effective beginning January 1, 1999. A three month transition period from October 1, 1998 through December 31, 1998 (the "Transition Period") precedes the start of the Fiscal 1999 year. "Fiscal 1998" and "Fiscal 1997" refer to the respective years ended September 30. The Transition Period refers to the three months ended December 31, 1998 and "Fiscal 1999" refers to the twelve months ended December 31, 1999.

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

 Inventories

  The Company's fishing season runs from mid-April to the end of October in the Gulf of Mexico and from the beginning of May to the end of December in the Atlantic. Government regulations preclude the Company

                           OMEGA PROTEIN CORPORATION
from fishing during the off-seasons. During the off-seasons, the Company incurs costs (i.e. plant and vessel related labor, utilities, rent and depreciation) that are directly related to the Company's infrastructure that will be used in the upcoming fishing season. Costs that are incurred subsequent to a fish catch are deferred until the next season and are included with inventory. Fishing product inventories and materials, parts and supplies are stated at the lower of cost (average cost) or market.

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

 Accounting for the Impairment of Long-Lived Assets

  The Company accounts for impairment of long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" which was issued in March 1995. SFAS No. 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible operational impairment. In accordance with SFAS No. 121, the Company uses an estimate of the future undiscounted net cash flows of the related asset or asset grouping over the remaining life in measuring whether its operating assets are recoverable. During the Fiscal year 1999, the Company wrote down approximately $2.3 million of impaired long-lived assets. The $2.3 million impairment of certain of the Company's Morgan City in-line processing equipment was recorded to reduce the value of the assets to their estimated salvage value. The Company has temporarily closed the in-line processing facilities at the plant and management has concluded that the affected damaged equipment will not be repaired but instead will be permanently removed from service.

 Income Taxes

  The Company utilizes the liability method to account for income taxes. This method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of existing temporary differences between the financial reporting and tax reporting basis of assets and liabilities, and operating loss and tax credits carryforwards for tax purposes. Prior to the completion of the Company's public offering in April 1998, the Company was included in Zapata's consolidated U.S. federal income tax return and its income tax effects reflected on a separate return basis for financial reporting purposes.

 Property, Equipment and Depreciation

  Property and equipment are initially recorded at cost except as adjusted by a quasi-reorganization as of October 1, 1990. Because of the quasi-reorganization, the carrying value of the assets was reduced to estimated fair value. See "Quasi-Reorganization" of the Company's parent stockholder Zapata.

Depreciation of property and equipment is computed by the straight-line method at rates expected to amortize the cost of property and equipment, net of salvage value, over their estimated useful lives. Estimated useful lives of assets acquired new, determined as of the date of acquisition are as follows:

                                                                    Useful Lives
                                                                      (years)
                                                                    ------------
      Fishing vessels and fish processing plants...................    15-20
      Furniture and fixtures and other.............................     3-10

                           OMEGA PROTEIN CORPORATION

  Replacements and major improvements are capitalized; maintenance and repairs are charged to expense as incurred. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from the accounts. Any resulting gains or losses are included in the statement of operations.

 Pension Plans

  Annual costs of pension plans are determined actuarially based on SFAS No. 87, "Employers' Accounting for Pensions" ("SFAS No. 87"). The Company's policy is to fund U.S. pension plans at amounts not less than the minimum requirements of the Employee Retirement Income Security Act of 1974 and generally for obligations under its foreign plans to deposit funds with trustees and or under insurance policies. Fiscal 1999, the Company adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS No. 132"). SFAS No. 132 revised and standardized the disclosure requirements for pensions and other postretirement benefit plans to the extent practicable. It does not change the measurement or recognition of these plans.

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

  At December 31, 1999 and 1998, the Company had cash deposits concentrated primarily in two major banks. In addition, the Company had Certificates of Deposit and commercial quality grade A2P2 rated or better securities paper with companies and financial institutions. As a result of the foregoing, the Company believes that credit risk in such investments is minimal.

 Earnings per Share

  Basic earnings per share was computed by dividing net income by the weighted average number of common share outstanding during the period. Diluted earnings per share was computed by dividing net income by sum of the weighted average number of common shares outstanding and the effect of any dilutive stock options.

 Recently Issued Accounting Standards

  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), which, as amended, is effective for fiscal years beginning after June 15, 2000. SFAS 133 establishes standards requiring all derivatives to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. The Company will adopt the provisions of the statement in Fiscal 2001. The Company anticipates that implementing the provisions of SFAS 133 will not have a significant impact on the Company's existing operations.

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

                           OMEGA PROTEIN CORPORATION

 Quasi-Reorganization

  In connection with the comprehensive restructuring accomplished in 1991, the Company, in conjunction with Zapata, implemented, for accounting purposes, a "quasi-reorganization," and elective accounting procedure that permits a company that has emerged from previous financial difficulty to restate its accounts and establish a fresh start in an accounting sense. After implementation of the accounting quasi-reorganization, the Company's assets and liabilities were revalued and its deficit in reinvested earnings was charged to capital in excess of par value. The Company affected the accounting quasi-reorganization as of October 1, 1990.

 Reclassification

  During 1999, certain reclassifications of prior year information have been made to conform with the current year presentation. These reclassifications had no effect on net income or stockholders' equity reported for prior periods.

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

  On November 25, 1997, the Company purchased the fishing and processing assets of Gulf Protein, Inc. ("Gulf Protein"), which included six fishing vessels, five spotter planes, and the processing equipment located at the Gulf Protein plant near Morgan City, Louisiana for $13.6 million in cash and the assumption of $883,000 in liabilities (the "Gulf Protein Acquisition"). The Company accounted for this acquisition as a purchase; thus, the results of operations began being included in the Company's Statement of Operations beginning November 25, 1997. In connection with the Gulf Protein Acquisition, the Company also entered in a five-year lease for the Gulf Protein plant at a $220,000 annual rental rate. Due to the decline in the average per-ton prices for the Company's products which occurred in Fiscal 1999, the Company has elected to discontinue processing operations at its Morgan City plant for the 2000 fishing season, which starts in April 2000. Certain impaired in-line processing equipment requiring significant repairs will be removed from the Morgan City plant during Fiscal 2000 and salvaged. An impairment of long-lived assets in the amount of $2.3 million has been recorded to reduce the cost of this impairment in-line equipment to its current salvage value. The Company will reevaluate its remaining operations at this location on an annual basis thereafter.

  These acquisitions were financed by a $28.1 million intercompany loan from Zapata. The interest rate on this loan was 8.5% and was repayable in quarterly installments beginning May 1, 1998. The loan, which was to mature on August 1, 2002, was prepaid in May 1998 with a portion of the proceeds from the Company's initial public offering described in Note 1.

  On September 16, 1997, the Company's wholly-owned subsidiary, Venture Milling Company, a Delaware corporation ("Venture Milling"), sold substantially all of its assets to an unrelated third party (the "Venture Milling Disposition"). Venture Milling was primarily in the business of blending different animal protein products (i.e. fish meal, blood meal, and feather meal for sale to producers of feed for broilers and other animals with low nutritional requirements). The Company's net income for the 1997 fiscal year was not materially impacted by activity related to Venture Milling. The Venture Milling Disposition resulted in a $531,000 pre-tax loss to the Company in Fiscal 1997 and did not have a material impact on the Company's balance sheet because Venture Milling leased most of the assets employed in its operations.

                           OMEGA PROTEIN CORPORATION

NOTE 3. ACCOUNTS RECEIVABLE

  Accounts receivable as of December 31, 1999 and 1998 are summarized as follows:

                                                                 1999     1998
                                                                -------  ------
                                                                (in thousands)
      Trade.................................................... $ 8,717  $8,230
      Insurance................................................   1,354     304
      Employee.................................................      60     102
      Income tax...............................................   5,300      --
      Other....................................................     748     458
                                                                -------  ------
                                                                 16,179   9,094
      Less allowance for doubtful accounts.....................    (188)   (192)
                                                                -------  ------
                                                                $15,991  $8,902
                                                                =======  ======

NOTE 4. INVENTORY

  Inventory as of December 31, 1999 and 1998 is summarized as follows:

                                                                1999     1998
                                                               -------  -------
                                                               (in thousands)
      Fish meal............................................... $24,195  $19,025
      Fish oil................................................   8,445   12,456
      Fish solubles...........................................   1,538      906
      Off-season cost.........................................   7,282    6,211
      Materials & supplies....................................   4,633    4,781
      Other...................................................     121       74
      Less oil inventory reserve..............................    (102)    (102)
                                                               -------  -------
      Total inventory......................................... $46,112  $43,351
                                                               =======  =======

  During Fiscal 1999, the Company provided $18.2 million in write-downs of the value of its fish meal and fish oil product inventories. The inventory write-downs were made necessary due to market prices the Company either has received or expects to receive for its products had declined to a level below the Company's cost basis in those products. The resultant net basis of $34.1 million for the fish meal, oil and soluble products approximates current market value, less estimated selling costs, at December 31, 1999.

NOTE 5. OTHER ASSETS:

  Other assets as of December 31, 1999 and 1998 are summarized as follows:

                                                                   1999   1998
                                                                  ------ ------
                                                                       (in
                                                                   thousands)
      Fish nets.................................................. $1,258 $1,263
      Prepaid pension cost.......................................  3,190  2,890
      Insurance receivable.......................................  1,830     --
      Title XI loan origination fee..............................    339    399
      Note receivable............................................     35    384
      Deposits...................................................    116    116
      Investments in unconsolidated affiliates...................     58     78
      Miscellaneous..............................................    281    535
                                                                  ------ ------
                                                                  $7,107 $5,665
                                                                  ====== ======

                           OMEGA PROTEIN CORPORATION

  Amortization expense for fishing nets amounted to $874,000 for the year ended December 31, 1999, $195,000 for the three months ended December 31, 1998, $879,000 for the year ended September 30, 1998 and $965,000 for the year ended September 30, 1997.

NOTE 6. PROPERTY AND EQUIPMENT

  Property and equipment as of December 31, 1999 and 1998 are summarized as follows:

                                                              1999      1998
                                                            --------  ---------
                                                              (in thousands)
      Land................................................. $  5,390  $   5,390
      Plant assets.........................................   64,498     53,696
      Fishing vessels......................................   66,859     60,879
      Furniture and fixtures...............................    1,730      1,552
      Other................................................    4,572      7,240
                                                            --------  ---------
                                                             143,049    128,757
      Less accumulated depreciation and impairment.........  (52,681)   (42,689)
                                                            --------  ---------
                                                            $ 90,368  $  86,068
                                                            ========  =========

  Depreciation expense for the year ended December 31, 1999 was $7.9 million, $1.8 million for the three months ended December 31, 1998, $5.5 million for the year ended September 30, 1998 and $3.6 million for the year ended September 30, 1997. During Fiscal 1999 the Company wrote down approximately $2.3 million of impaired in-line processing assets in accordance with SFAS No. 121.

NOTE 7. NOTES PAYABLE AND LONG-TERM DEBT

  At December 31, 1999 and 1998, the Company's long-term debt consisted of the following:

                                                                 1999    1998
                                                                ------- -------
                                                                (in thousands)
U.S. government guaranteed obligations (Title IX loan)
 collateralized by a first lien on
 certain vessels and certain plant assets:
  Amounts due in installments through 2014, interest from 6.63%
   to 8.25%.................................................... $15,564 $10,872
  Amounts due in installments through 2014, interest at
   Eurodollar rates plus 4.5%; 5.96% and 5.77% at December 31,
   1999 and 1998, respectively.................................   1,171   1,250
Other debt at 8.0% and 4.0% at December 31, 1999 and 1998,
 respectively..................................................     480      80
                                                                ------- -------
Total debt.....................................................  17,215  12,202
    Less current maturities....................................   1,146     997
                                                                ------- -------
Long-term debt................................................. $16,069 $11,205
                                                                ======= =======

  At December 31, 1999 and 1998, the estimated fair value of debt obligations approximated book value.

  On December 22, 1999 the Company closed on its Fiscal 1999 Title XI application and received $5.6 million of Title XI borrowings for qualified Title XI projects. Originally the Company was authorized to receive up to $20.6 million in loans under the Title XI program, and has used the entire amount authorized under such program. At December 31, 1999, the Company was in compliance with all restrictive covenants contained in the Title XI borrowing agreements. In addition, the payment of cash dividends is limited by the terms of the Credit Facility which states that in any fiscal year of the Credit Facility, the Company shall not pay or declare dividends in excess of fifty percent (50%) of its consolidated net income. At December 31, 1999, the Company could not

                           OMEGA PROTEIN CORPORATION
have declared and paid dividends within the limitations of the Credit Facility. Under the most restrictive of these covenants, the Company was required to maintain a current ratio of at least 1.25:1 and maintain a debt to equity ratio of not more than 2:1. Covenants also limit capital expenditures and investments.

  On August 11, 1998 the Company entered into a two year $20.0 million revolving credit agreement with SunTrust Bank, South Florida, N.A. (the "Credit Facility"). Borrowings under this facility may be used for working capital and capital expenditures. Interest accrues on borrowings that will be outstanding under the Credit Facility at the Company's election, either (i) the bank's prime rate less 75 basis points, or (ii) LIBOR plus a margin based on the Company's election, either (i) the bank's prime rate less 75 basis points, or (ii) LIBOR plus a margin based on the Company's financial performance. The revolving credit agreement requires a per annum commitment fee of one-eighth of a percent (0.125%) on the average daily unused portion of the commitment of the Lender. The Credit Facility is collateralized by all of the Company's trade receivables, inventory and specific computer equipment. The Company and its subsidiaries are required to comply with certain financial covenants, including maintenance of a minimum tangible net worth, debt to tangible net worth ratio, funded debt to cash flow ratio and fixed charges ratio, and certain other covenants. As of December 31, 1999, the Company had no borrowings outstanding under the Credit Facility. The Credit Facility expires on July 2, 2000.

 Annual Maturities

  The annual maturities of long-term debt for the five years ending September 30, 2004 are as follows (in thousands):

       2000        2001           2003           2003           2004          Thereafter
       ----       ------         ------         ------         ------         ----------
      $1,146      $1,225         $1,203         $1,172         $1,251          $11,218

NOTE 8. CASH FLOW AND EARNINGS PER SHARE INFORMATION

  For purposes of the statement of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.

  Net cash provided by operating activities reflects cash payments of interest and income taxes.

                                                                 Years Ended
                                                    Three Months  September
                                        Year Ended     Ended         30,
                                       December 31, December 31, ------------
                                           1999         1998      1998  1997
                                       ------------ ------------ ------ -----
                                                   (in thousands)
   Cash paid during the fiscal year
    for:
     Interest.........................     $614         $436     $  883 $ 560
     Income Tax.......................      705           --     17,803 2,851

  During Fiscal 1997, the Company completed the Venture Milling Disposition for cash proceeds of $180,000. Cash of $1,128,000 was included in the net assets acquired by the third party purchaser. Additionally during Fiscal 1997, the Company sold various other assets for cash proceeds of $177,000. The following summarizes these transactions.

   Cash received by the Company for sale of assets................ $  177,000
   Cash received by the Company for the sale of various assets of
    Venture.......................................................    180,000
   Cash included with Venture's net assets sold................... (1,128,000)
                                                                   ----------
   Proceeds from the sale of assets, net.......................... $ (771,000)
                                                                   ==========

                           OMEGA PROTEIN CORPORATION

  For the fiscal year ended December 31, 1999, the three months ended December 1998 and the fiscal year ended September 30, 1997, there were no effects of dilutive stock options. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (in thousands except share and per share data) for the year ended September 30, 1998.

                                               For the Year Ended September
                                                         30, 1998
                                              --------------------------------
                                                Income       Shares
                                              (Numerator) (Denominator) Amount
                                              ----------- ------------  ------
   Net Income................................   $24,207          --
                                                -------      ------
   Basic EPS
     Income available to common
      stockholders...........................    24,207      21,901     $1.11
                                                                        -----
   Effect of Dilutive Stock option grants....        --         120
                                                -------      ------
   Diluted EPS
     Income available to common stockholders
      plus assumed conversions...............   $24,207      22,021     $1.10
                                                =======      ======     =====

NOTE 9. INCOME TAXES

  The Company's provisions for income tax expense (benefit) consisted of the following:

                                                                 For the Year
                                      For the Year Three Months     Ended
                                         Ended        Ended     September 30,
                                      December 31, December 31, --------------
                                          1999         1998      1998    1997
                                      ------------ ------------ ------- ------
                                                   (in thousands)
   Current:
     State...........................   $  (724)      $  199    $ 1,080 $  489
     U.S.............................    (5,300)       2,064     10,820  4,628
   Deferred:
     State...........................       100           --         50     --
     U.S.............................    (2,377)         128      1,502    743
                                        -------       ------    ------- ------
   Provision (benefit) for income
    taxes............................   $(8,301)      $2,391    $13,452 $5,860
                                        =======       ======    ======= ======

  As of December 31, 1999 for federal income tax purposes, the Company has $1,033,000 in net operating losses expiring in 2006-2012, and approximately $2,436,000 in alternative minimum tax credit carryforward.

  The following table reconciles the income tax provisions computed using the U.S. statutory rate of 35% to the provisions reflected in the financial statements.

                                                                For the Year
                                     For the Year Three Months     Ended
                                        Ended        Ended     September 30,
                                     December 31, December 31, ---------------
                                         1999         1998      1998     1998
                                     ------------ ------------ -------  ------
                                                  (in thousands)
   Taxes at statutory rate.........    $(7,891)      $2,259    $13,181  $5,700
   Foreign sales corporation exempt
    income.........................         --          (91)      (906)   (252)
   State taxes, net of federal
    benefit........................       (406)         129        735     318
   Other...........................         (4)          94        442      94
                                       -------       ------    -------  ------
   Provision (benefit) for income
   tax.............................    $(8,301)      $2,391    $13,452  $5,860
                                       =======       ======    =======  ======

                           OMEGA PROTEIN CORPORATION

  Temporary differences and tax credit carryforwards that gave rise to significant portions of deferred tax assets and liabilities as of December 31, 1999 and 1998 are as follows:

                                                                1999    1998
                                                               ------  -------
                                                               (in thousands)
   Deferred tax assets:
     Assets and accruals not yet deductible................... $3,750  $ 1,384
     Investment tax credit carryforwards......................     --      566
     Alternative minimum tax credit carryforwards.............  2,436      194
     Equity in loss of unconsolidated affiliates..............    306      306
     Net operating loss carryforward..........................    362      362
     Other....................................................     70      145
                                                               ------  -------
       Total deferred tax assets..............................  6,924    2,957
                                                               ------  -------
   Deferred tax liabilities:
     Property and equipment................................... (6,232)  (4,085)
     Pension and other retirement benefits.................... (1,116)  (1,012)
     State income tax.........................................   (250)    (150)
     Other....................................................     91     (570)
                                                               ------  -------
       Total deferred tax liabilities......................... (7,507)  (5,817)
                                                               ------  -------
       Net deferred tax liability............................. $ (583) $(2,860)
                                                               ======  =======

NOTE 10. ACCRUED LIABILITIES

  Accrued liabilities as of December 31, 1999 and 1998 are summarized as follows:

                                                                 1999    1998
                                                                ------- -------
                                                                (in thousands)
   Salaries and benefits....................................... $ 3,625 $ 2,826
   Insurance...................................................   5,101   3,598
   Taxes, other than income tax................................       8     868
   Federal and State income taxes..............................     271   1,674
   Trade creditors.............................................   2,518   2,865
   Other.......................................................      80      27
                                                                ------- -------
     Total accrued liabilities................................. $11,603 $11,858
                                                                ======= =======

NOTE 11. EMPLOYEE 401(k) PLAN

  All qualified employees of the Company are covered under the Omega Profit 401(k) Savings and Retirement Plan. The Company contributes matching contributions to the plan based on employee contributions and compensation. Contributions to the plan totaled approximately $1,004,000 in Fiscal 1999, $298,000 in the Transition Period, $502,000 in Fiscal 1998, and $488,000 in Fiscal 1997.

NOTE 12. PENSION AND STOCK OPTION PLANS

 Pension Plan

  The Company has a pension plan covering substantially all employees. Plan benefits are generally based on employee's years of service and compensation level. The plan has adopted an excess benefit formula integrated with covered compensation. Participants are 100% vested in the accrued benefit after five years of service.

                           OMEGA PROTEIN CORPORATION

  Components of net periodic benefit cost:

                                                    Three Months
                                        Year Ended     Ended      Year Ended
                                       December 31, December 31, September 30,
                                           1999         1998         1998
                                       ------------ ------------ -------------
                                                   (in thousands)
   Service cost.......................   $   664       $ 155        $   540
   Interest cost......................     1,396         344          1,338
   Expected return on plan assets.....    (2,036)       (446)        (1,897)
   Amortization of transition asset
    and other deferrals...............      (324)        (16)          (320)
                                         -------       -----        -------
     Net pension cost (credit)........   $  (300)      $  37        $  (339)
                                         =======       =====        =======

  The Company's funding policy is to make contributions as required by applicable regulations. No contributions to the plan have been required since 1984. The plan's funded status and amounts recognized in the Company's balance sheet at December 31, 1999 and 1998 and at September 30, 1998, are presented below:

                                        December 31, December 31, September 30,
                                            1999         1998         1998
                                        ------------ ------------ -------------
                                                    (in thousands)
   Change in Benefit Obligation
   Benefit Obligation at beginning of
    year..............................    $21,230      $20,997       $18,472
   Service Cost.......................        664          155           540
   Interest Cost......................      1,396          344         1,338
   Plan Amendments....................         --           --            --
   Actuarial (Gain)/Loss..............       (629)           8         1,890
   Benefits Paid......................       (283)        (274)       (1,243)
                                          -------      -------       -------
   Benefit Obligation at end of year..    $22,378      $21,230       $20,997

   Change in Plan Assets
   Plan Assets at Fair Value at
    beginning of year.................    $23,172      $20,435       $21,707
   Actual Return on Plan Assets.......      1,762        3,011           (29)
   Contributions Benefits Paid........       (283)        (274)       (1,243)
                                          -------      -------       -------
   Plan Assets at Fair Value at end of
    year..............................    $24,651      $23,172       $20,435

   Reconciliation of Prepaid (Accrued)
    and Total Amount Recognized
   Funded Status of Plan..............    $ 2,273      $ 1,942       $  (562)
   Unrecognized Prior Service Cost....          5           27            34
   Unrecognized Net Transition
    (Asset)...........................       (953)      (1,299)       (1,386)
   Unrecognized Net (Gain)/Loss.......      1,865        2,220         4,841
                                          -------      -------       -------
   Prepaid/(Accrued) Pension Cost.....    $ 3,190      $ 2,890       $ 2,927
   Prepaid Benefit Cost...............    $ 3,190      $ 2,890       $ 2,927
                                          -------      -------       -------
   Net Amount Recognized..............    $ 3,190      $ 2,890       $ 2,927

   Weighted Average Assumptions at end
    of year
   Discount Rate......................       7.50%        6.75%         6.75%
   Long-Term Rate of Return...........       9.00%        9.00%         9.00%
   Salary Scale up to age 50..........       5.00%        5.00%         5.00%
   Salary Scale over age 50...........       4.50%        4.50%         4.50%

  The unrecognized transition asset at October 1, 1987, was $5.2 million, which is being amortized over 15 years. For Fiscal 1999, the Transition Period, and Fiscal 1998, the actuarial present value of the projected benefit

                           OMEGA PROTEIN CORPORATION
obligation was based on a 4.75% weighted-average annual increase in salary levels and a 7.50%, 6.75%, and 6.75% discount rate, respectively. Pension plan assets are invested in cash, common and preferred stocks, short-term investments and insurance contracts. The projected long-term rate of return on plan assets was 9.0% in Fiscal 1999, the Transition Period December 31, 1998 and Fiscal 1998, respectively. The unrecognized net loss of $1.9 million at December 31, 1999 is expected to be reduced by future returns on plan assets and through decreases in future net pension credits.

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

  On January 26, 1998, the Non-Management Director Stock Option Plan (the "Director Plan") was approved by the Board. The Directors Plan provides that the initial Chairman of the Board be granted options to purchase 568,200 shares of the Common Stock and each other initial non-employee director of the Company will be granted options to purchase 14,200 shares of Common Stock at a price determined by the Board. The Board granted 582,400 stock options under the Directors Plan at $12.75 per share on January 26, 1998, of which 568,200 were granted to the Chairman of the Board and 14,200 were granted to another Board member.

  On May 15, 1998, two new non-employee Directors were appointed to the Board and each were granted 14,200 options at an exercise price of $16.06. These options generally vest ratably over the three years from the date of grant and expire ten years from the date of grant.

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

  Under the Plans, the Company is authorized to issue shares of Common Stock pursuant to "Awards" granted in various forms, including incentive stock options (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended), non-qualified stock options, and other similar stock-based Awards. The Company granted stock options in 1998 and 1999, under the Plans in the form of non-qualified stock options.

  In accordance with APB 25, the Company has not recognized any compensation cost for these stock options granted in Fiscal 1999 or in Fiscal 1998.

                           OMEGA PROTEIN CORPORATION

  A summary of the status of the Company's stock options granted to employees and directors as of December 31, 1999, and 1998, and September 30, 1998 the changes during the years is presented below. Prior to January 1998, there was no Company stock option plan for the Company's employees or directors.

                                                                        Weighted
                                                           Number of    Average
                                                             Shares     Exercise
                                                         (in thousands)  Price
                                                         -------------- --------
   Outstanding at September 30, 1997....................        --       $   --
   Granted..............................................     2,446        12.90
   Exercised............................................        --
   Forfeited............................................        --
   Expired..............................................        --
                                                             -----
   Outstanding at September 30, 1998....................     2,246        12.90
   Granted..............................................        --
   Exercised............................................        --
   Forfeited............................................        --
   Expired..............................................        --
                                                             -----
   Outstanding at December 31, 1998.....................     2,246        12.90
   Granted..............................................       942         6.67
   Exercised............................................        --
   Forfeited............................................      (219)       12.72
   Expired..............................................        --
                                                             -----
   Outstanding at December 31, 1999.....................     3,169        11.06
                                                             =====

  312,750 options granted on 10/28/99 had a weighted average exercise price of $3.50 whereas the closing market rate was $2.875. All other options granted equaled the daily closing market price on the date of grant.

  The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                      Fiscal  Transition Fiscal
                      Assumptions                      1999     Period    1998
                      -----------                     ------  ---------- ------
   Expected Term.....................................   5.00      5.00     5.00
   Expected Volatility............................... 34.320%   32.623%  32.623%
   Expected Dividend Yield...........................   0.00%     0.00%    0.00%
   Risk-Free Interest Rate...........................   5.24%     5.52%    5.52%

  Had the compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS 123, the Company's net income and net income per common share for the periods presented would approximate the pro forma amounts below:

                                                Three Months
                              Year Ended            Ended       September 30,
                           December 31, 1999    December 31,         1998
                           ------------------  --------------- ----------------
                              As       Pro        As     Pro      As      Pro
                           Reported   Forma    Reported Forma  Reported  Forma
                           --------  --------  -------- ------ -------- -------
  SFAS 123 charge......... $     --  $  5,951   $   --  $1,538 $    --  $ 3,958
  Net income (loss)....... $(14,756) $(20,707)  $4,252  $2,714 $24,207  $20,249
  Net income (loss) per
   common share (basic)... $  (0.62) $  (0.86)  $ 0.18  $ 0.11 $  1.11  $  0.92

  The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to 1995, and the Company anticipates making awards in the future under its stock-based compensation plans.

                           OMEGA PROTEIN CORPORATION

  The following table summarizes information about employee and director stock options outstanding at December 31, 1999.

                          Options Outstanding       Options Exercisable
                     ------------------------------ --------------------
                                          Weighted
                                 Weighted  Average              Weighted
                                 Average  Remaining             Average
   Range of            Number    Exercise  Contr.     Number    Exercise
   Exercise Prices   Outstanding  Price     Life    Exercisable  Price
   ---------------   ----------- -------- --------- ----------- --------
   $3.50 to $17.25    3,169,410   $11.06    $8.47     742,149    $12.92

NOTE 13. CERTAIN TRANSACTIONS AND ARRANGEMENTS BETWEEN THE COMPANY AND ZAPATA

  In Fiscal 1997, certain administrative services, including treasury and taxation services, were provided to the Company by Zapata and billed at their approximate cost for these services totaling $30,000. The Company provided to Zapata payroll and certain administrative services billed at their approximate cost. During Fiscal 1999, Transition Period, Fiscal 1998 and Fiscal 1997, fees for these services totaled $97,000, $68,000, $156,000, and $30,000, respectively. The cost of such services were based on the estimated percentage of time that employees spend working on the other party's matters as a percent of total time worked. The Company's management deemed this allocation method to be reasonable.

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

  The following represents intercompany activity for the periods presented:

                                    For Year   Three Months  For Year Ended
                                     Ended        Ended       September 30,
                                  December 31, December 31, ------------------
                                      1999         1998       1998      1997
                                  ------------ ------------ --------  --------
                                                (in thousands)
Beginning balance due Zapata....      $ 36        $ 299     $  5,159  $ 44,626
Income taxes payable to Zapata..       100           --        7,261     5,860
Administrative services provided
 by Zapata to the Company.......        --           --           --        30
Administrative services provided
 by the Company to Zapata.......       (97)         (68)        (156)      (30)
Loans with Zapata to the
 Company........................        --           --       28,116        --
Payments to Zapata by the
 Company........................       (39)        (195)     (40,081)   (3,427)
Capital contribution by Zapata
 to the Company.................        --           --           --   (41,900)
                                      ----        -----     --------  --------
Ending balance due Zapata.......      $ --        $  36     $    299  $  5,159
                                      ====        =====     ========  ========

                           OMEGA PROTEIN CORPORATION

NOTE 14. COMMITMENTS AND CONTINGENCIES

 Operating Lease Payable

  Future minimum payments under non-cancelable operating lease obligations aggregate $2,043,000, and for the five years ending December 31, 2004 are (in thousands):

   2000               2001                         2002                         2003                         2004
   ----               ----                         ----                         ----                         ----
   $656               $494                         $470                         $213                         $210

  Rental expense for operating leases was $714,000, $170,000, $606,000 and $754,000 in Fiscal 1999, the Transition Period, Fiscal 1998 and Fiscal 1997, respectively.

 Litigation

  The Company is defending various claims and litigation arising from its operations which arise in the ordinary course of the Company's business. In the opinion of management, any losses resulting from these matters will not have a material adverse effect on the Company's results of operations, cash flows or financial position.

 Environmental Matters

  The Company is subject to various possible claims and lawsuits regarding environmental matters. Management believes that costs, if any, related to these matters will not have a material adverse effect on the results of operations, cash flows or financial position of the Company.

NOTE 15. INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

  The Company operates within one industry segment, menhaden fishing, for the production and sale of fish meal, fish solubles and fish oil. Export sales of fish oil and fish meal were approximately $38.6 million, $7.9 million, $55.4 million and $21.5 million in Fiscal 1999, the Transition Period, Fiscal 1998 and Fiscal 1997, respectively. Such sales were made primarily to European markets. In Fiscal 1997, no sales to any one customer exceeded 10% of consolidated sales. In Fiscal 1999, the Transition Period, and Fiscal 1998, sales to one customer were approximately $8.7 million, $3.2 million and $17.0 million respectively.

  The following table shows the geographical distribution of revenues based on location of customers:

                                                                  Three Months
                                                For Year Ended       Ended
                                                 December 31,     December 31,
                                                     1999             1998
                                               ---------------- ----------------
                                               Revenues Percent Revenues Percent
                                               -------- ------- -------- -------
   U.S........................................ $55,039    58.8% $17,835    69.2%
   Europe.....................................  19,215    20.5%   3,259    12.7%
   Asia.......................................   7,942     8.5%   2,462     9.6%
   Mexico.....................................   4,756     5.1%     137      .5%
   Canada.....................................   3,443     3.7%   1,201     4.7%
   Other......................................   3,241     3.4%     865     3.3%
                                               -------   -----  -------   -----
   Total...................................... $93,636   100.0% $25,759   100.0%
                                               =======   =====  =======   =====

                           OMEGA PROTEIN CORPORATION

                                                 For Years Ended September 30,
                                               ---------------------------------
                                                     1998             1997
                                               ---------------- ----------------
                                               Revenues Percent Revenues Percent
                                               -------- ------- -------- -------
   U.S........................................ $ 78,106   58.5% $ 96,071   81.7%
   Europe.....................................   29,101   21.8%    7,274    6.2%
   Canada.....................................    8,729    6.5%    6,381    5.4%
   Mexico.....................................    4,214    3.2%    3,223    2.7%
   Other......................................   13,405   10.0%    4,615    4.0%
                                               --------  -----  --------  -----
   Total...................................... $133,555  100.0% $117,564  100.0%
                                               ========  =====  ========  =====

NOTE 16. QUARTERLY FINANCIAL DATA (UNAUDITED)

 Seasonal and Quarterly Results

  The Company's menhaden harvesting and processing business is seasonal in nature. The Company generally has higher sales during the menhaden harvesting season (which includes the second and third quarter of each Fiscal year) due to increased product availability, but prices during the fishing season tend to be lower than during the off-season. As a result, the Company's quarterly operating results have fluctuated in the past and may fluctuate in the future. In addition, from time to time the Company defers sales of inventory based on worldwide prices for competing products that affect prices for the Company's products which may affect comparable period comparisons.

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

                                              Quarter Ended 1999
                                 ----------------------------------------------
                                 March 31, June 30,  September 30, December 31,
                                   1999      1999        1999          1999
                                 --------- --------  ------------- ------------
   Revenues.....................  $22,155  $18,222      $23,677      $29,582
   Gross profit (loss)..........    6,669    1,339      (15,060)      (4,869)
   Operating income (loss)......    4,481     (961)     (17,038)      (9,755)
   Net income (loss)............    3,060     (518)     (10,886)      (6,412)
   Earnings (loss)per share:
   Basic........................     0.13    (0.02)       (0.46)       (0.27)
   Diluted......................     0.13    (0.02)       (0.46)       (0.27)

                                                Quarter Ended 1998
                                   ---------------------------------------------
                                   March 31, June 30, September 30, December 31,
                                     1998      1998       1998          1998
                                   --------- -------- ------------- ------------
   Revenues.......................  $30,041  $31,488     $42,523      $25,759
   Gross profit...................   12,581   12,271       9,604        8,206
   Operating income...............   11,134   10,362       7,547        6,272
   Net income.....................    6,574    6,669       5,652        4,252
   Earnings per share:
   Basic..........................     0.33     0.28        0.23         0.18
   Diluted........................     0.33     0.27        0.23         0.18

                           OMEGA PROTEIN CORPORATION

  The following tables sets forth certain unaudited operations data as a percentage of revenues for each of the Company's preceding eight quarters:

                                              Quarter Ended 1999
                                 ----------------------------------------------
                                 March 31, June 30,  September 30, December 31,
                                   1999      1999        1999          1999
                                 --------- --------  ------------- ------------
   Revenues.....................   100.0%   100.0%       100.0%       100.0%
   Gross profit (loss)..........    30.1%     7.3%       (21.4)%      (16.5)%
   Operating income (loss)......    19.9%    (5.3)%      (71.9)%      (33.0)%
   Net income (loss)............    13.8%    (2.8)%      (46.0)%      (21.7)%

                                                Quarter Ended 1998
                                   ---------------------------------------------
                                   March 31, June 30, September 30, December 31,
                                     1998      1998       1998          1998
                                   --------- -------- ------------- ------------
   Revenues.......................   100.0%   100.0%      100.0%       100.0%
   Gross profit...................    41.9%    39.0%       22.6%        31.9%
   Operating income...............    37.1%    32.9%       17.7%        24.3%
   Net income.....................    21.9%    21.2%       13.3%        16.5%

Item 9. Changes in and Disagreements with Accountants and Financial Disclosure.

  Not applicable.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

  Pursuant to General Instruction G on Form 10-K, the information called for by Item 10 of Part III of Form 10-K is incorporated by reference to the information set forth in the Company' definitive proxy statement relating to its 2000 Annual Meeting of Stockholders the "2000 Proxy Statement") to be filed pursuant to Regulation 14-A under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), in response to Items 401 and 405 of Regulation S-K under the Securities Act of 1933, as amended, and the Exchange Act ("Regulation S-K"), Reference is also made to the information appearing in
Item 1 of Part I of this Annual Report on Form 10-K under the caption "Business and Properties--Executive Officer of the Registrant."

Item 11. Executive Compensation

  Pursuant to General Instruction G of Form 10-K, the information called for by Item 11 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2000 Proxy Statement in response to Item 402 of Regulation S-K, excluding the material concerning the report on executive compensation and the performance graph specified by paragraphs (k) and (l) of such Item.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  Pursuant to General Instruction G of Form 10-K, the information called for by Item 12 Part III of Form 10-K is incorporated by reference to the information set forth in the 2000 Proxy Statement in response to Item 403 of Regulation S-K.

Item 13. Certain Relationships and Related Transaction

  Pursuant to General Instruction G of Form 10-K, the information called for by Item 13 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2000 Proxy Statement in response to Item 404 of Regulation S-K.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

  (a) List of Documents Filed.

                                                                            Page
                                                                            ----
      (1) Consolidated financial statements, Omega Protein Corporation and subsidiary companies
        Report of Pricewaterhouse Coopers LLP, Independent Accountants....   14
        Consolidated balance sheets as of December 31, 1999 and 1998......   15
        Consolidated statements of operations for the year ended December
         31, 1999, the three month period ended December 31, 1998 and the
         two years ended September 30, 1998...............................   16
        Consolidated statements of cash flows for the year ended December
         31, 1999, the three month period ended December 31, 1998 and the
         two years ended September 30, 1998...............................   17
        Consolidated statements of stockholders' equity for the year ended
         December 31, 1999, the three month period ended December 31, 1998
         and the two years ended September 30, 1998.......................   18
        Notes to consolidated financial statements........................   19

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

  3.1*   --Articles of Incorporation (Exhibit 3.1 to Omega Registration
          Statement on Form S-1 [Registration No. 333-44967])

  3.2*   --By-Laws (Exhibit 3.2 to Omega Registration Statement on Form S-1
          [Registration No. 333-44967])

 10.1*+  --Employment Agreement of Joseph L. von Rosenberg dated April 12,
          1998+ (Exhibit 10.2 to Omega Quarterly Report on Form 10-Q for the quarter ended March 31, 1998)

 10.2*+  --Employment Agreement Robert W. Stockton dated April 12, 1998+
          (Exhibit 10.2 to Omega Quarterly Report on Form 10-Q for the quarter ended March 31, 1998)

 10.6*   --Separation Agreement with Zapata Corporation dated April 12, 1998
          (Exhibit 10.7 to Omega Quarterly Report on Form 10-Q for the quarter ended March 31, 1998)+

 10.7*   --Tax Indemnity Agreement with Zapata Corporation dated April 12, 1998
          (Exhibit 10.7 to Omega Quarterly Report on Form 10-Q for the quarter ended March 31, 1998)+

 10.8*   --Registration Rights Agreement with Zapata Corporation dated April
          12, 1998 (Exhibit 10.8 to Omega Quarterly Report on Form 10-Q for the
          quarter ended March 31, 1998)+

 10.9*   --Sublease Agreement with Zapata Corporation dated April 12, 1998
          (Exhibit 10.9 to Omega Quarterly Report on Form 10-Q for the quarter ended March 31, 1998

 10.10*  --Administrative Services Agreement with Zapata Corporation dated
          April 12, 1998 (Exhibit 10.10 to Omega Quarterly Report on Form 10-Q for the quarter ended March 31, 1998)+

 10.11*+ --1998 Long-Term Incentive Plan (Exhibit 10.42 to Omega Registration
          Statement on Form
          S-1[Registration No. 333-44967])

 10.12*+ --Non-Management Director Stock Option Plan (Exhibit 10.43 to Omega
          Registration Statement on Form S-1 [Registration No. 333-44967])

 10.13*  --Revolving Credit Agreement dated August 11, 1998 with SunTrust Bank,
          South Florida, National Association, Lender and Omega Protein
          Corporation and Omega Protein, Inc., Borrowers (Exhibit 10.9 to Omega
          Quarterly Report on Form 10-Q for the quarter ended June 30, 1998
          [File No. 001-14003])

 10.14* --Security Agreement dated August 11, 1998 in favor of SunTrust Bank,
         South Florida, National Association (Exhibit to Omega Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 [File No. 001-14003])

 10.15* --Revolving Credit Note dated August 11, 1998 in favor of SunTrust
         Bank, South Florida, National Association (Exhibit 10.11 to Omega
         Quarterly Report on Form 10-Q for the quarter ended June 30, 1998
         [File No. 001-14003])

 10.16+ --Change of Control Agreement dated February 1, 2000 between the
         Company and Bernard White.

 10.17+ --Change of Control Agreement dated February 1, 2000 between the
         Company and Jonathan Specht.

 21     --Schedule of Subsidiaries

 27     --Financial Data Schedule

--------
    --Report of Independent Accountants on Financial Statement Schedule --Financial Statement Schedule of valuation and qualifying accounts
*  Incorporated by reference
+ Management Contract or Compensatory Plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 14 (a) of Form 10-K and Item 601 of Regulation S-K.

(b) Reports on Form 8-K.

  None.

(c)  Financial Statement Schedule.

  Filed herewith as a financial statement schedule is the schedule supporting Omega's consolidated financial statements listed under paragraph (a) of this Item, and the Report of Independent Accountants' with respect thereto.

  (2) Exhibits

                           OMEGA PROTEIN CORPORATION

                 SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

                         Balance at  Charged to  Charged                 Balance
                         Beginning     Costs     to Other                at End
      Description        of Period  and Expenses Accounts Deductions(A) of Period
      -----------        ---------- ------------ -------- ------------  ---------
September 30, 1997:
  Allowance for doubtful
   accounts.............  $160,881    $50,000      $--      $(35,164)   $175,717
  Inventory reserve.....   102,000         --       --            --     102,000

September 30, 1998:
  Allowance for doubtful
   accounts.............  $175,717    $27,500      $--      $(11,167)   $192,050
  Inventory reserve.....   102,000         --       --            --     102,000

December 31, 1998:
  Allowance for doubtful
   accounts.............  $192,050    $    --      $--      $     --    $192,050
  Inventory reserve.....   102,000         24       --            --     102,024

December 31, 1999:
  Allowance for doubtful
   accounts.............  $192,050    $30,000      $--      $(33,557)   $188,493
  Inventory reserve.....   102,024         --       --            --     102,024

--------
(A) Allowance for Doubtful Accounts--uncollectible accounts written off.

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
 Omega Protein Corporation:

  Our audits of the consolidated financial statements of Omega Protein Corporation referred to in our report dated March 3, 2000, are included in
Item 8 of this Form 10-K also included an audit of the financial statement schedule listed in Item 14(a), (c)(2) of this Form 10-K. In our opinion, this financial statement schedule, presents fairly, in all material respects, the information required to be included therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

New Orleans, Louisiana
March 3, 2000

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 10, 2000.

                                          Omega Protein Corporation
                                           (Registrant)

                                                 /s/ Robert W. Stockton
                                          By:__________________________________
                                                   Robert W. Stockton
                                                Executive Vice President,
                                               Chief Financial Officer and
                                                   Corporate Secretary

  KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Joseph L. von Rosenberg III or Robert W. Stockton, or either of them, his true and lawful attorney's-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign to the Company's Form 10-K for the year ended December 31, 1999 and any or all statements, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

March 10, 2000

  Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

   /s/ Joseph L. von Rosenberg         President and Chief          March 10, 2000
______________________________________  Executive Officer and
       Joseph L. von Rosenberg          Director

      /s/ Robert W. Stockton           Executive Vice President,    March 10, 2000
______________________________________  Chief Financial Officer
          Robert W. Stockton            and Corporate Secretary
                                        (Principal Financial and
                                        Accounting Officer)

       /s/ Avram A. Glazer             Chairman                     March 10, 2000
______________________________________
           Avram A. Glazer

                                       Director
______________________________________
          Malcolm I. Glazer

        /s/ Gary L. Allee              Director                     March 10, 2000
______________________________________
            Gary L. Allee

        /s/ William Lands              Director                     March 10, 2000
______________________________________
            William Lands

                           OMEGA PROTEIN CORPORATION
--------------------------------------------------------------------------------

DIRECTORS
--------------------------------------------------------------------------------

    Avram A. Glazer
    Chairman of the Board
    Omega Protein Corporation

    Joseph L. von Rosenberg III
    President and Chief Executive Officer
    Omega Protein Corporation

    Dr. Gary L. Allee /1/ /2/
    University of Missouri
    Columbia, Missouri

    Malcolm I. Glazer
    Private Investor
    Palm Beach, Florida

   *Dr. William E. M. Lands /1/ /2/
    Retired Professor
    College Park, Maryland

    1 Audit Committee Member
    2 Compensation Committee Member

OFFICERS
--------------------------------------------------------------------------------

    Joseph L. von Rosenberg III
    President and Chief Executive Officer

    Robert W. Stockton
    Executive Vice President, Chief Financial Officer and Secretary

    Bernard H. White
    Corporate Vice President

    Jonathan Specht
    Vice President, Operations

                                                         CORPORATION INFORMATION
--------------------------------------------------------------------------------

Stock Exchange Listing
Common Stock
New York Stock Exchange
Ticker Symbol: OME

Transfer Agent & Registrar
Common Stock
American Stock Transfer & Trust Co.
New York, New York

Independent Accountants
PricewaterhouseCoopers LLP
New Orleans, Louisiana