Form 10-Q
period 2000-03-31
OMEGA PROTEIN CORP
filed 2000-05-10
CIK 1053650

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

                 For the quarterly period ended March 31, 2000


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

YES  Y   N   .
    ---   ___

     Number of shares outstanding of the Registrant's Common Stock, par value $0.01 per share, on May 10, 1999: 23,898,699

================================================================================

                           OMEGA PROTEIN CORPORATION
                               TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Unaudited Condensed Consolidated Balance Sheet as of March 31, 2000
            and December 31, 1999..............................................    3
         Unaudited Condensed Consolidated Statement of Operations for the
            three months ended March 31, 2000 and 1999.........................    4
         Unaudited Condensed Consolidated Statement of Cash Flows for the
           three months ended March 31, 2000 and 1999..........................    5
         Notes to Unaudited Condensed Consolidated Financial Statements........    6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATION................................................   13

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.....................................................   20

ITEM 2.  CHANGES IN SECURITIES.................................................   20

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK............   20

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................   20

ITEM 5.  OTHER INFORMATION.....................................................   20

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................   20

SIGNATURES.....................................................................   21

EXHIBIT INDEX..................................................................   22


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements and Notes

                           OMEGA PROTEIN CORPORATION
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

                                                        March 31,  December 31,
                                                          2000         1999
                                                        ---------  ------------
                                                            (in thousands)
                    ASSETS
Current assets:
    Cash and cash equivalents                           $ 18,987     $ 15,673
    Receivables, net                                      13,586       15,991
    Inventories                                           40,081       46,112
    Prepaid expenses and other current assets                584          897
                                                        --------     --------
           Total current assets                           73,238       78,673
                                                        --------     --------
Other assets                                               7,239        7,107
                                                        --------     --------
Property and equipment, net                               92,227       90,368
                                                        --------     --------
           Total assets                                 $172,704     $176,148
                                                        ========     ========
      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current maturities of long-term debt                $  1,168     $  1,146
    Accounts payable                                       1,945        2,200
    Accrued liabilities                                   10,072       11,603
                                                        --------     --------
           Total current liabilities                      13,185       14,949
                                                        --------     --------
Long-term debt                                            15,753       16,069
                                                        --------     --------
Deferred income taxes                                        120          583
                                                        --------     --------
Other liabilities                                            375          375
                                                        --------     --------
           Total liabilities                              29,433       31,976
                                                        --------     --------
Commitments and contingencies                                  -            -
Stockholders' equity:
    Preferred stock, $0.01 par value: authorized
     10,000,000 shares: none issued                            -            -
    Common stock, $0.01 par value; authorized
     80,000,000 shares:
     24,302,126 shares and 24,302,126 shares issued
     and outstanding, respectively                           243          243
    Capital in excess of par value                       111,835      111,835
    Reinvested earnings, from October 1, 1990             33,228       34,129
    Common stock in treasury, at cost - 413,100 shares    (2,035)      (2,035)
                                                        --------     --------
           Total stockholders' equity                    143,271      144,172
                                                        --------     --------
              Total liabilities and stockholders'
               equity                                   $172,704     $176,148
                                                        ========     ========

    The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                           OMEGA PROTEIN CORPORATION
            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS


                                                          Three Months Ended
                                                                March 31,
                                                        ---------------------
                                                          2000          1999
                                                        --------      -------
                                                        (in thousands, except
                                                          per share amounts)
Revenues                                                 $19,387        $22,155
Cost of sales                                             18,297         15,486
                                                         -------        -------
Gross profit                                               1,090          6,669
Selling, general, and administrative expense               2,372          2,188
                                                         -------        -------
Operating income (loss)                                   (1,282)         4,481
Interest income (expense), net                               (33)           385
Other income (expense), net                                  (92)           (88)
                                                         -------        -------
Income (loss) before income taxes                         (1,407)         4,778
Provision  (benefit) for income taxes                       (506)         1,718
                                                         -------        -------
Net income (loss)                                        $  (901)       $ 3,060
                                                         =======        =======
Earnings (loss) per share (basic) and (diluted)          $ (0.04)       $  0.13
                                                         =======        =======
Average common shares outstanding                         23,889         24,211
                                                         =======        =======

     The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                           OMEGA PROTEIN CORPORATION
            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                             Three Months Ended March 31,
                                                                       ------------------------------------------
                                                                              2000                        1999
                                                                       ---------------                -----------
                                                                                         (in thousands)
Cash flows provided by operating activities:
    Net income(loss)                                                          $  (901)                   $  3,060
    Adjustments to reconcile net income to net cash (used in)
     provided by operating activities:
        Loss on disposal of assets, net                                            94                           -
        Depreciation and amortization                                           2,454                       2,219
        Deferred income taxes                                                    (463)
        Changes in assets and liabilities:
            Receivables                                                         2,405                       1,365
            Inventories                                                         6,031                       1,217
            Accounts payable and accrued liabilities                           (1,786)                       (403)
            Amounts due to parent                                                   -                         (55)
            Other, net                                                            (98)                        485
                                                                              -------                     -------
                 Total adjustments                                              8,637                       4,828
                                                                              -------                     -------
                 Net cash  provided by operating activities                     7,736                       7,888
                                                                              -------                     -------
Cash flows (used in) investing activities:
    Capital expenditures                                                       (4,128)                     (5,519)
                                                                              -------                     -------
                 Net cash (used in) investing activities                       (4,128)                     (5,519)
                                                                              -------                     -------
Cash flows (used in) financing activities:
    Principal payments of short and long-term debt obligations                   (294)                       (305)
    Purchase of Treasury Stock                                                      -                      (1,492)
                                                                              -------                     -------
                 Net cash (used in) financing activities                         (294)                     (1,797)
                                                                              -------                     -------
Net increase in cash and cash equivalents                                       3,314                         572
Cash and cash equivalents at beginning of year                                 15,673                      44,828
                                                                              -------                     -------
Cash and cash equivalents at end of period                                    $18,987                     $45,400
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

     On January 26, 1998, Marine Genetics Corporation ("Marine Genetics") merged into Omega, a Nevada corporation, wholly-owned by Zapata Corporation ("Zapata"), with Omega being the surviving entity. Because Omega and Marine Genetics were both wholly-owned by Zapata Corporation(6 "Zapata"), the merger was a common control merger accounted for at historical cost in a manner similar to that in a pooling of interests accounting. In connection with the merger, all of Marine Genetics outstanding common stock was converted into Omega Common Stock at the rate of one share for 19,676 shares of newly issued Omega Common Stock and Omega's pre-merger outstanding common stock was canceled and treated as treasury stock.

     On April 8, 1998, the Company completed an initial public offering of 8,500,000 of its common stock at a price to the public of $16.00 per share. On May 7, 1998, the Underwriters exercised their option to acquire 1,275,000 additional shares at the same price. Of the 9,775,000 total shares sold in the offering, the Company issued and sold 4,600,000 shares, and Zapata sold 5,175,000 shares. Immediately following the offering Zapata owned approximately 59.7% of the shares of the Company's outstanding common stock.

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

     The unaudited condensed consolidated financial statements included herein have been prepared by Omega, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature. Although Omega believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in Omega's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed with the Securities and Exchange Commission on March 9, 2000. The results of operations for the fiscal quarter ended March 31, 2000 are not necessarily indicative of the results to be expected for any subsequent quarter or the twelve months ending December 31, 2000.

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

Accounting for the Impairment of Long-Lived Assets

     The Company accounts for impairment of long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" which was issued in March 1995. SFAS No. 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible operational impairment. In accordance with SFAS No. 121, the Company uses an estimate of the future undiscounted net cash flows of the related asset or asset grouping over the remaining life in measuring whether its operating assets are recoverable. During Fiscal 1999, the Company wrote down approximately $2.3 million of impaired long-lived assets. The $2.3 million impairment of certain of the Company's Morgan City in-line processing equipment was recorded to reduce the value of the assets to their estimated salvage value. The Company has temporarily closed the in-line processing facilities at the plant and management has concluded that the affected damaged equipment will not be repaired but instead will be permanently removed from service.

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

     Depreciation of property and equipment is computed by the straight-line method at rates expected to amortize the cost of property and equipment, net of salvage value, over their estimated useful lives. Estimated useful lives of assets acquired new, determined as of the date of acquisition are as follows:

                                                     Useful Lives
                                                        (years)
                                                     -------------
       Fishing vessels and fish processing plants        15-20
       Furniture and fixtures                             3-10

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

     At March 31, 2000 and December 31, 1999, the Company had cash deposits concentrated primarily in two major banks. In addition, the Company had Certificates of Deposit and commercial quality grade A2P2 rated or better securities paper with companies and financial institutions. As a result of the foregoing, the Company believes that credit risk in such investments is minimal.

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

NOTE 2. ACCOUNTS RECEIVABLE

     Accounts receivable as of March 31, 2000 and December 31, 1999 are summarized as follows:

                                                    March         December
                                                     2000           1999
                                                   -------        --------
                                                        (in thousands)
  Trade                                            $ 7,130        $ 8,717
  Insurance                                          1,703          1,354
  Employee                                             133             60
  Income tax                                         4,176          5,300
  Other                                                639            748
                                                   -------        -------
  Total accounts receivable                         13,781         16,179
  Less allowance for doubtful accounts                (195)          (188)
                                                   -------        -------
  Receivables, net                                 $13,586        $15,991
                                                   =======        =======
NOTE 3. INVENTORY

     Inventory as of March 31, 2000 and December 31, 1999 is summarized as follows:

                                                    March         December
                                                     2000           1999
                                                   -------        --------
                                                        (in thousands)
  Fish meal                                        $11,963        $24,195
  Fish oil                                           3,678          8,445
  Fish solubles                                        917          1,538
  Off-season cost                                   18,685          7,282
  Materials & supplies                               4,857          4,633
  Other                                                 83            121
  Less oil inventory reserve                          (102)          (102)
                                                   -------        -------
  Total inventory                                  $40,081        $46,112
                                                   =======        =======
Note 4. Other Assets

     Other assets as of March 31, 2000 and December 31, 1999 are summarized as follows:

                                                    March         December
                                                     2000           19997
                                                   -------        --------
                                                        (in thousands)
  Fishing nets                                     $ 1,411        $ 1,258
  Prepaid pension cost                               3,249          3,190
  Insurance receivable                               1,797          1,830
  Title XI loan origination fee                        312            339
  Note receivable                                        -             35
  Deposits                                             131            116
  Investments in unconsolidated affiliates              58             58
  Miscellaneous                                        281            281
                                                   -------        -------
  Total other assets                               $ 7,239        $ 7,107
                                                   =======        =======

     Amortization expense for fishing nets amounted to $241,000 and $200,000 for the quarters ended March 31, 2000 and 1999, respectively.

NOTE 5. PROPERTY AND EQUIPMENT

     Property and equipment at March 31, 2000 and December 31, 1999 are summarized as follows:

                                                    March         December
                                                     2000           1999
                                                   -------        --------
                                                        (in thousands)
     Land                                          $  5,390       $  5,390
     Plant assets                                    67,433         64,498
     Fishing vessels                                 68,402         66,859
     Furniture and fixtures                           1,730          1,730
     Other                                            4,128          4,572
                                                   --------       --------
     Total property and equipment                   147,083        143,049
     Less accumulated depreciation and impairment   (54,856)       (52,681)
                                                   --------       --------
     Property and equipment, net                   $ 92,227       $ 90,368
                                                   ========       ========

     Depreciation expense for the quarters ended March 31, 2000 and 1999 was $2.2 million and $2.0 million, respectively.

NOTE 6. NOTES PAYABLE AND LONG-TERM DEBT

     At March 31, 2000 and December 31, 1999, the Company's long-term debt consisted of the following:

                                                    March         December
                                                     2000           1999
                                                   ---------      --------

U.S. government guaranteed obligations (Title XI
   loan) collateralized by a first lien on certain
   vessels and certain plant assets:
    Amounts due in installments through 2014,
      interest from 6.63% to 8.25%                   $15,349        $15,564
    Amounts due in installments through 2014,
      interest at Eurodollar rates plus .45%;
      6.64% and 5.96% at March 31, 2000 and
      December 31, 1999, respectively                  1,151          1,171
 Other debt at 4% at March 31, 2000 and
   December 31, 1999                                     421            480
                                                     -------        -------
 Total debt                                           16,921         17,215
      Less current maturities                         (1,168)        (1,146)
                                                     -------        -------
 Long-term debt                                      $15,753        $16,069
                                                     =======        =======

     At March 31, 2000 and December 31, 1999, the estimated fair value of debt obligations approximated book value.

     On December 22, 1999 the Company closed on its Fiscal 1999 Title XI application and received $5.6 million of Title XI borrowings for qualified Title XI projects. Originally, the Company was authorized to receive up to $20.6 million in loans under the Title XI program, and has used the entire amount authorized under such program. The Company's current Title XI borrowings are secured by liens on 17 fishing vessels and mortgages on the Company's Reedville, Virginia and Abbeville, Louisiana plants. At March 31, 2000 and December 31, 1999, the Company was in compliance with all restrictive covenants contained in the Title XI borrowing agreements. To date the Company has used $20.6 million of the authorized Title XI funds.

     On August 11, 1998 the Company entered into a two year $20.0 million revolving credit agreement with SunTrust Bank, South Florida, N.A. (the "Credit Facility"). Borrowings under this facility may be used for working capital and capital expenditures. Interest accrues on borrowings that will be outstanding under the Credit Facility at the Company's election, either (i) the bank's prime rate less 75 basis points, or (ii) LIBOR plus a margin based on the Company's financial performance. The Credit Facility requires a per annum commitment fee of one-eighth of a percent (0.125%) on the average daily unused portion of the commitment of the lender. In addition, the payment of cash dividends is limited by the terms of the Credit Facility which states that in any fiscal year of the Credit Facility, the Company shall not pay or declare dividends in excess of fifty percent (50%) of its consolidated net income. At March 31, 2000 and December 31, 1999, the Company could not have declared and paid dividends within the limitations of the Credit Facility. Under the most restrictive of these covenants, the Company is required to maintain a current ratio of at least 1.25:1 and maintain a debt to equity ratio of not more than 2:1. Covenants also limit capital expenditures and investments. The Credit Facility is collateralized by all of the Company's trade receivables, inventory and specific computer equipment. The Company and its subsidiaries are required to comply with certain financial covenants, including maintenance of a minimum tangible net worth, debt to tangible net worth ratio, funded debt to cash flow ratio and fixed charges ratio, and certain other covenants. At March 31, 2000 and December 31, 1999, the Company was in compliance with all restrictive covenants. As of March 31, 2000 and December 31, 1999, the Company had no borrowings outstanding under the Credit Facility. The Credit Facility expires on July 2, 2000. The Company is currently exploring renewing or replacing the Credit Facility upon its expiration.

NOTE 7. ACCRUED LIABILITIES

     Accrued liabilities as of March 31, 2000 and December 31, 1999 are summarized as follows:

                                     March    December
                                     2000       1999
                                    -------   --------
                                      (in thousands)
Salary and benefits                 $ 3,140    $ 3,625
Insurance                             4,705      5,101
Taxes, other than income tax            298          8
Federal and state income taxes          249        271
Trade creditors                       1,595      2,518
Other                                    85         80
                                    -------    -------
Total accrued liabilities           $10,072    $11,603
                                    =======    =======

NOTE 8. CERTAIN TRANSACTIONS AND ARRANGEMENTS BETWEEN THE COMPANY AND ZAPATA

     The Company provided to Zapata payroll and certain administrative services billed at their approximate cost. During the three-month period ended March 31, 2000 there were no administrative services billed. During the three-month period ended March 31, 1999 fees billed for these services totaled $58,666. The cost of such services were based on the estimated percentage of time that employees spent working on the other party's matters as a percent of total time worked. The Company's management deemed this allocation method to be reasonable.

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

NOTE 9. COMMITMENTS AND CONTINGENCIES

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

     Forward-looking statements in this Form 10-Q, future filings by the Company with the Securities and Exchange Commission (the "Commission"), the Company's press releases and oral statements by authorized officers of the Company are intended to be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the risks set forth under the caption "Significant Factors that May Affect Forward Looking Statements" appearing in Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company believes that forward-looking statements made by it are based on reasonable expectations. However, no assurances can be given that actual results will not differ materially from those contained in such forward-looking statements. Forward-looking statements involve statements that are predictive in nature, which depend upon or refer to future events or conditions, which include the words "estimate," "project," "anticipate," "expect," "predict," and "believe" and similar expressions. The Company assumes no obligation to update forward-looking statements.

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

     The fish catch is processed into regular grade fish meal, specialty fish meals, fish oils and fish solubles at the Company's four processing plants located in Virginia, Mississippi and Louisiana. The Company owns 66 fishing vessels (53 of which were directly involved in the harvesting operations during Fiscal 1999) and owns 33 and leases 11 aircraft (of which 41 were directly involved in the harvesting operations) that are used to harvest menhaden in coastal waters along the U.S. mid-Atlantic and Gulf of Mexico coasts. In 2000, the Company has converted four of its fishing vessels to "carry vessels" which will not engage in active fishing but will instead carry fish catch from the Company's offshore fishing vessels to its plants. The Company believes that this utilization will increase the amount of time that the bulk of its vessels remain offshore in production areas and therefore increase the Company's fish catch per vessel employed. Accordingly, the Company has reduced the total number of vessels directly involved in the fishing effort during Fiscal 2000 to 40 vessels. Additionally, the Company has elected to temporarily cease its in-line processing operations at its Morgan City plant location during Fiscal 2000 in reaction to the continuing depressed prices received for the Company's products. Certain damaged processing equipment at this facility will be removed and scrapped.

     The Company's harvesting season generally extends from May through December on the mid-Atlantic coast and from April through October on the Gulf coast. During the off season, the Company fills purchase orders from the inventory it has accumulated during the fishing season. Prices for the Company's products tend to be lower during the fishing season when product is more abundant than in the off season. Throughout the entire year, prices are significantly influenced by supply and demand in world markets for competing products, particularly soybean meal for its fish meal products and vegetable oils and fats for its fish oil products when used as an alternative to vegetable oils and fats. During Fiscal 1999 and the first quarter ending March 31, 2000, world grain and oilseed markets were burdened by excess supplies relative to demand which, in turn, resulted in prices for most major commodities being sharply lower than in previous years. Correspondingly, the Company's product prices have been adversely impacted during these periods, resulting in decreased gross margins, and the recording of $18.2 million in inventory write-downs during Fiscal 1999. Although management believes the net realizable value of inventory held as of March 31, 2000, further approximates its costs, it is possible that in the event prices decreased during the second quarter Fiscal 2000, a downward valuation of its existing inventories held at June 30, 2000 may be required. Accordingly, it is possible that gross profit margins may continue to decline in prospective quarters.

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

     The Company is also implementing several cost-cutting measures during Fiscal 2000. These include, among other items, a reduction in fishing vessels, spotter planes, temporary closure of in-line processing facilities at its highest cost plant, implementation of a carry-vessel concept and utilization of satellite mapping technology. Assuming no significant change in product market prices and harvesting assumptions management expects that all of these cost-cutting measures will reduce the Company's cost of production to a level whereby positive gross margins should be attainable.

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

     The Company's primary sources of liquidity and capital resources have been cash flows from operations, proceeds from initial public offering, pre-initial public offering borrowings from Zapata, bank credit facilities and term loans from various lenders provided pursuant to the Title XI of the Marine Act of 1936 ("Title XI"). These sources of cash flows have been used for capital expenditures (including acquisitions) and payment of long-term debt. The Company expects to finance future expenditures through existing cash balances, internally generated cash flows and, if necessary, through funds available from its $20.0 million Credit Facility. The Company is in the process of renewing or replacing current Credit Facility, which expires on July 2, 2000.

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

     Omega had an unrestricted cash balance of $19.0 million at March 31, 2000, up $3.3 million from December 31, 1999. This increase was due to a $7.7 million increase in cash provided by operating activities.

     Investing activities used $4.1 million in the three months ended March 31, 2000 and $5.5 million during the three months ended March 31, 1999. The Company's investing activities consisted mainly of capital expenditures for equipment purchases and equipment replacements in the three-month periods ended March 31, 2000 and 1999.

     Net financing activities used $294,000 to repay debt obligations during the three month period ended March 31, 2000 compared with $305,000 cash used by net financing activities during the three month period ended March 31, 1999. During the quarter ended March 31, 2000, no treasury stock was repurchased compared with $1.5 million repurchased during the quarter ended March 31, 1999.

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

RESULTS OF OPERATIONS

     The following table sets forth as a percentage of revenues certain items of the Company's operations for each of the indicated periods:

                                                    Three Months Ended
                                                        March 31,
                                                   -------------------
                                                    2000         1999
                                                   ------       ------
    Revenues                                       100.0%       100.0%
    Cost of sales                                   94.4         69.9
                                                   -----        -----
    Gross profit                                     5.6         30.1
    Selling, general and administrative            (12.2)         9.8
                                                   -----        -----
    Operating income (loss)                         (6.6)        20.3
    Interest income (expense), net                  (0.2)         1.7
    Other (expense) income, net                     (0.5)        (0.4)
                                                   -----        -----
    Income (loss) before income taxes               (7.3)        21.6
    Provision  (benefit) for income taxes           (2.6)        (7.8)
                                                   -----        -----
    Net income (loss)                               (4.7)        13.8
                                                   =====        =====

INTERIM RESULTS FOR THE QUARTERS ENDED MARCH 31, 2000 AND 1999

     REVENUES. For the quarter ended March 31, 2000 revenue decreased $2.8 million, or 12.5% from $22.2 million in the quarter ended March 31, 1999. The decrease was attributable to lower sales prices for the Company's fish meal and fish oil. Sales volumes for the Company's fish meal and fish oil were higher in the current quarter as compared to the quarter ended March 31, 1999. For fish meal sales volumes for the quarter ended March 31, 2000 increased 36.1%, and fish oil sales, volumes increased 49.3% for the current quarter from the comparable prior year quarter ended March 31, 1999. Fish meal sales prices and fish oil sales prices declined 29.3% and 50.8% respectively. The Company attributes the decrease in selling prices to low cyclical feed costs affecting the protein industry generally.

     COST OF SALES. Cost of sales, including depreciation and amortization, for the quarter ended March 31, 2000 was $18.3 million, a $2.8 million increase from $15.5 million in the quarter ended March 31, 1999. Cost of sales as a percent of revenues was 94.4% in the quarter ended March 31, 2000 as compared to 69.9% in the quarter ended March 31, 1999. The increase in cost of sales as a percent of revenues was due primarily to the decrease in the Company's selling prices for fish meal and fish oil of 29.3% and 50.8% respectively during the quarter ending March 31, 2000. Per ton cost of sales were 14.4% lower in the quarter ended March 31, 2000 as compared to the quarter ended March 31, 1999, due mainly to lower inventoriable costs to date carried forward from Fiscal 1999. The lower inventory cost carried forward from Fiscal 1999 resulted from the Company's inventory write-down during the third and fourth quarters of Fiscal 1999 of $14.5 million and $3.7 respectively. The Fiscal 1999 inventory write-downs resulted from cyclical market declines on the inventory values of the Company's fish meal and fish oil.

     GROSS PROFIT. Gross profit decreased $5.6 million or 83.7% from $6.7 million in the quarter ended March 31, 1999 to $1.1 million in the quarter ended March 31, 2000. As a percentage of revenues, the Company's gross profit margin decreased 24.5% in the quarter ended March 31, 2000 compared to the same period in the prior fiscal year. The decline in gross profit was the result of a 29.3% and a 50.8% decline in selling prices for the Company's fish meal and fish oil for the quarters ended March 31, 2000 and 1999 respectively. This decline in selling prices resulted from downward cyclical pricing pressures on the Company's fishing product inventories resulting in lower gross margins in the first quarter ended March 31, 2000 as compared to the first quarter ended
March 31, 1999.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $0.2 million or 8.4% from $2.2 million in the three-month period ended March 31, 1999 compared to $2.4 million in the three-month period ended March 31, 2000. The increase in expense was due primarily to research and development costs associated with the Company's efforts to expand the special quality fish meal and refined oil markets.

     OPERATING INCOME (LOSS). As a result of the factors discussed above, the Company's operating income decreased $5.8 million from $4.5 million in the quarter ended March 31, 1999 to a loss of $1.3 million for the quarter ended March 31, 2000. As a percentage of revenue, operating income decreased from 20.3% in the quarter ended March 31, 1999 to a negative 6.6% in the period ended March 31, 2000.

     INTEREST INCOME (EXPENSE), NET. Interest income, net decreased by $418,000 in the quarter ended March 31, 2000 as compared to the previous quarter ended March 31, 1999. The decrease in net interest income was due to the reduction of cash and cash equivalents available for investment purposes during the quarter ended March 31, 2000 as compared to the previous quarter ended March 31, 1999.

     PROVISION (BENEFIT) FOR INCOME TAXES. The Company recorded a $506,000 benefit for income tax for the quarter ended March 31, 2000. This represents an effective tax rate of 36.0% on a $1.4 million loss in comparison to a $1.7 million tax provision for income tax expense in the quarter ended March 31, 1999, representing an effective tax rate of 36.0%. The effective tax rate approximates the applicable combined state and federal statutory tax rates for the respective periods.

SEASONAL AND QUARTERLY RESULTS

     The Company's menhaden harvesting and processing business is seasonal in nature. The Company generally has higher sales during the menhaden harvesting season (which includes the three-month periods ending June 30 and September 30) due to increased product availability, but prices during the fishing season tend to be lower than during the off season. As a result, the Company's quarterly operating results have fluctuated in the past and may fluctuate in the future. In addition, from time to time the Company defers sales of inventory based on worldwide prices for competing products that affect prices for the Company's products which may affect comparable period comparisons.

SIGNIFICANT FACTORS THAT MAY AFFECT FORWARD-LOOKING STATEMENTS

     The Company wishes to caution investors that the following significant factors, and those factors described elsewhere in this Report, in other filings by the Company with the SEC from time to time and in press releases issued by the Company, could affect the Company's actual results of operations causing such results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company:

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

     9. Risks related to unanticipated material adverse outcomes in any pending litigation or any other unfavorable outcomes or settlements. There can be no assurance that the Company will prevail in any pending litigation and to the extent that the Company sustains losses growing out of any pending litigation which are not presently reserved or otherwise provided for or insured against, its business, results of operations and financial condition could be adversely affected.

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

ITEM 2. CHANGES IN SECURITIES

        None

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5. OTHER  INFORMATION

     The date of the Company's Annual Meeting of Stockholders for 2000 will be June 27, 2000. Further details regarding the meeting are contained in the Company's proxy statement relating to the meeting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

         27.1 - Financial Data Schedule

     (b) Reports on Form 8-K:

         None

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     OMEGA PROTEIN CORPORATION
                                             (Registrant)



May 10, 2000                  By:             /s/ ROBERT W. STOCKTON
                                  ---------------------------------------------
                                    (Executive Vice President, Chief Financial
                                    Officer and Corporate Secretary)

                                 EXHIBIT INDEX


EXHIBIT NUMBER                DESCRIPTION
--------------                -----------

     27.1            -   Financial Data Schedule