Form 10-Q
period 2000-06-30
OMEGA PROTEIN CORP
filed 2000-08-10
CIK 1053650

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ______________________


                                   FORM 10-Q

[Y]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2000


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

YES  Y   NO
    ---    --.

     Number of shares outstanding of the Registrant's Common Stock, par value $0.01 per share, on August 1, 2000: 23,907,789

                           OMEGA PROTEIN CORPORATION
                               TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Unaudited Condensed Consolidated Balance Sheet as of June 30, 2000
            and December 31, 1999........................................................    3
         Unaudited Condensed Consolidated Statement of Operations for the three months
            ended and six months ended June 30, 2000 and 1999............................    4
         Unaudited Condensed Consolidated Statement of Cash Flows for the
            six months ended June 30, 2000 and 1999......................................    5
         Notes to Unaudited Condensed Consolidated Financial Statements..................    6

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operation..........................................................   13

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...............................................................   21

Item 2.  Changes in Securities...........................................................   21

Item 3.  Quantitative and Qualitative Disclosures About Market Risk......................   21

Item 4.  Submission of Matters to a Vote of Security Holders.............................   21

Item 5.  Other Information...............................................................   22

Item 6.  Exhibits and Reports on Form 8-K................................................   22

Signatures...............................................................................   23

Exhibit Index............................................................................   24


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements and Notes


                           OMEGA PROTEIN CORPORATION
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET


                                                                           June 30,                 December 31,
                                                                            2000                        1999
                                                                    -------------------            ---------------
                                                                                      (in thousands)
                              ASSETS
                              ------
Current assets:
    Cash and cash equivalents.....................................  $            16,941            $        15,673
    Receivables, net..............................................                9,539                     15,991
    Inventories...................................................               47,245                     46,112
    Prepaid expenses and other current assets.....................                1,519                        897
                                                                    -------------------            ---------------
       Total current assets.......................................               75,244                     78,673
Other assets......................................................                8,885                      7,107
Property and equipment, net.......................................               91,764                     90,368
                                                                    -------------------            ---------------
          Total assets............................................  $           175,893            $       176,148
                                                                    ===================            ===============

           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------
Current liabilities:
    Current maturities of long-term debt..........................  $             1,187            $         1,146
    Accounts payable..............................................                2,056                      2,200
    Accrued liabilities...........................................               14,619                     11,603
                                                                    -------------------            ---------------
       Total current liabilities..................................               17,862                     14,949
Long-term debt....................................................               15,450                     16,069
Deferred income taxes.............................................                  120                        583
Other liabilities.................................................                  375                        375
                                                                    -------------------            ---------------
       Total liabilities..........................................               33,807                     31,976
                                                                    -------------------            ---------------
Commitments and contingencies
Minority interest.................................................                  104                          -
                                                                    -------------------            ---------------
Stockholders' equity:
    Preferred stock, $0.01 par value; authorized 10,000,000 shares
       none issued................................................                    -                          -
    Common stock, $0.01 par value; authorized 80,000,000 shares;
       24,311, 799 shares and 24,302,126 shares issued and
       outstanding, respectively..................................                  243                        243
    Capital in excess of par value................................              111,858                    111,835
    Reinvested earnings, from October 1, 1990.....................               31,916                     34,129
    Common stock in treasury, at cost -- 413,100 shares............              (2,035)                    (2,035)
                                                                    -------------------            ---------------
       Total stockholders' equity..................................             141,982                    144,172
                                                                    -------------------            ---------------
            Total liabilities and stockholders' equity............. $           175,893            $       176,148
                                                                    ===================            ===============


             The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                           OMEGA PROTEIN CORPORATION
           UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS


                                                                  THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                                       JUNE 30,                              JUNE 30,
                                                        -----------------------------------       --------------------------------
                                                            2000                  1999                2000                1999
                                                        -------------         -------------       -------------       -------------
                                                                          (in thousands, except per share amounts)
Revenues........................................        $    20,873           $    18,222           $    40,260        $    40,377
Cost of sales...................................             20,729                16,883                39,026             32,369
                                                        -----------           -----------           -----------        -----------
Gross profit....................................                144                 1,339                 1,234              8,008
Selling, general, and administrative expense....              2,005                 2,300                 4,377              4,488
                                                        -----------           -----------           -----------        -----------
Operating income (loss).........................             (1,861)                 (961)               (3,143)             3,520
Interest income (expense), net..................                 19                   274                   (14)               659
Other income (expense), net.....................               (158)                 (120)                 (250)              (208)
                                                        -----------           -----------           -----------        -----------
Income (loss) before income taxes...............             (2,000)                 (807)               (3,407)             3,971
Provision  (benefit) for income taxes...........               (721)                 (289)               (1,227)             1,429
                                                        -----------           -----------           -----------        -----------
Net income (loss)...............................        $    (1,279)          $      (518)          $    (2,180)       $     2,542
                                                        ===========           ===========           ===========        ===========
Earnings (loss) per share (basic and diluted)...        $     (0.05)          $     (0.02)          $     (0.09)       $      0.11
                                                        ===========           ===========           ===========        ===========
Average common shares outstanding...............             23,899                23,897                23,894             24,053
                                                        ===========           ===========           ===========        ===========

    The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                           OMEGA PROTEIN CORPORATION
           UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                             Six Months Ended
                                                                                                 June 30,
                                                                          ----------------------------------------------------
                                                                                 2000                           1999
                                                                          ---------------------          ---------------------
                                                                                             (in thousands)
Cash flows provided by operating activities:
    Net income (loss)...................................................   $        (2,180)               $          2,542
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        Loss on disposal of assets, net.................................                94                               -
        Depreciation and amortization...................................             4,908                           4,440
        Deferred income taxes...........................................              (463)                            929
        Changes in assets and liabilities:
            Receivables.................................................             6,452                           1,973
            Inventories.................................................            (1,133)                        (15,920)
            Accounts payable and accrued liabilities....................             2,872                           6,622
            Amounts due to parent.......................................                 -                             (36)
            Other, net..................................................            (2,899)                            284
                                                                           ---------------                ----------------
                 Total adjustments......................................             9,831                          (1,708)
                                                                           ---------------                ----------------
                 Net cash provided by operating activities..............             7,651                             834
                                                                           ---------------                ----------------
Cash flows used in investing activities:
    Capital expenditures................................................            (5,805)                        (10,238)
                                                                           ---------------                ----------------
                 Net cash used in investing activities..................            (5,805)                        (10,238)
                                                                           ---------------                ----------------
Cash flows used in financing activities:
    Principal payments of short and long-term debt obligations..........              (578)                           (505)
    Purchase of Treasury Stock..........................................                 -                          (2,035)
                                                                           ---------------                ----------------
                  Net cash used in financing activities.................              (578)                         (2,540)
                                                                           ---------------                ----------------
Net increase (decrease) in cash and cash equivalents....................             1,268                         (11,944)
Cash and cash equivalents at beginning of year..........................            15,673                          44,828
                                                                           ---------------                ----------------
Cash and cash equivalents at end of period..............................   $        16,941                $         32,884
                                                                           ===============                ================

    The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                           OMEGA PROTEIN CORPORATION
                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES
        SUMMARY OF OPERATIONS AND BASIS OF PRESENTATION

Business Description

     Omega Protein Corporation ("Omega" or the "Company") produces and markets a variety of products produced from menhaden (a fish found in commercial quantities), including regular grade and value added specialty fish meals, crude and refined fish oils and fish solubles. The Company's fish meal products are used as nutritional feed additives by animal feed manufacturers and by commercial livestock producers. The Company's crude fish oil is sold to food producers in Europe, and its refined fish oil products are used in aquaculture feeds and certain industrial applications. Fish solubles are sold as protein additives for animal feed and as organic fertilizers.

     On January 26, 1998, Marine Genetics Corporation ("Marine Genetics") merged into Omega, a Nevada corporation, wholly-owned by Zapata Corporation ("Zapata"), with Omega being the surviving entity. Because Omega and Marine Genetics were both wholly-owned by Zapata the merger was a common control merger accounted for at historical cost in a manner similar to that in a pooling of interests accounting. In connection with the merger, all of Marine Genetics outstanding common stock was converted into Omega Common Stock at the rate of one share for 19,676 shares of newly issued Omega Common Stock and Omega's pre-merger outstanding common stock was canceled and treated as treasury stock.

     On April 8, 1998, the Company completed an initial public offering of 8,500,000 of its common stock at a price to the public of $16.00 per share. On May 7, 1998, the Underwriters exercised their option to acquire 1,275,000 additional shares at the same price. Of the 9,775,000 total shares sold in the offering, the Company issued and sold 4,600,000 shares, and Zapata sold 5,175,000 shares. Immediately following the offering, Zapata owned approximately 59.7% of the shares of the Company's outstanding common stock.

Change in Fiscal Year

     On December 1, 1998, the Company's Board of Directors approved a change in the Company's fiscal year end from September 30 to December 31, effective beginning January 1, 1999.

Consolidation

     The consolidated financial statements include the accounts of Omega and its wholly and majority owned subsidiaries. Investments in affiliated companies and joint ventures representing a 20% to 50% voting interest are accounted for using the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation.

     On April 5, 2000, the Company acquired for a nominal amount an additional 1% equity interest in a partially owned subsidiary that was previously accounted for under the equity method. As a result of the transaction, the Company now owns 51% of the investment and consolidates its operations.

     The unaudited condensed consolidated financial statements included herein have been prepared by Omega, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature. Although Omega believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in Omega's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed with the Securities and Exchange Commission on March 9, 2000. The results of operations for the fiscal quarter ended June 30, 2000 and the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for any subsequent quarter or the twelve months ending December 31, 2000.

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

Accounting for the Impairment of Long-Lived Assets

     The Company accounts for impairment of long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", which was issued in March 1995. SFAS No. 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible operational impairment. In accordance with SFAS No. 121, the Company uses an estimate of the future undiscounted net cash flows of the related asset or asset grouping over the remaining life in measuring whether its operating assets are recoverable. During the fourth quarter of Fiscal 1999, the Company wrote down approximately $2.3 million of impaired long-lived assets. The $2.3 million impairment of certain of the Company's Morgan City in-line processing equipment was recorded to reduce the value of the assets to their estimated salvage value. The Company has temporarily closed the in-line processing facilities at the plant and management has concluded that the affected damaged equipment will not be repaired but instead will be permanently removed from service.

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

     Depreciation of property and equipment is computed by the straight-line method at rates expected to amortize the cost of property and equipment, net of salvage value, over their estimated useful lives. Estimated useful lives of assets acquired new, determined as of the date of acquisition are as follows:

                                                                  USEFUL LIVES
                                                                     (YEARS)
                                                                   -----------
        Fishing vessels and fish processing plants...............     15-20
        Furniture and fixtures...................................      3-10


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

     At June 30, 2000 and December 31, 1999, the Company had cash deposits concentrated primarily in two major banks. In addition, the Company had Certificates of Deposit and commercial quality grade A2P2 rated or better securities paper with companies and financial institutions. As a result of the foregoing, the Company believes that credit risk in such investments is minimal.

Earnings Per Share

     Basic earnings per share were computed by dividing income by the weighted average number of common shares outstanding. Diluted earnings per share were computed by dividing income by the sum of the weighted average number of common shares outstanding and the effect of any dilutive stock options.

Recently Issued Accounting Standards

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which, as amended, is effective for fiscal years beginning after June 15, 2000. SFAS 133 establishes standards requiring all derivatives to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. The Company will adopt the provisions of the statement in Fiscal 2001. The Company anticipates that implementing the provisions of SFAS 133 will not have a significant impact on the Company's existing operations.

     The Company is reviewing SEC Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." However, at this time, the effect of the bulletin on the Company's consolidated financial condition and results of operations has not been determined, and it is not known if the impact, if any, would be material. Implementation of SAB 101, as amended, is required no later than the fourth quarter of Fiscal 2000.

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

NOTE 2. ACCOUNTS RECEIVABLE

     Accounts receivable as of June 30, 2000 and December 31, 1999 are summarized as follows:

                                                   JUNE           DECEMBER
                                                   2000             1999
                                                ----------        --------
                                                        (IN THOUSANDS)
     Trade....................................  $    6,042        $  8,717
     Insurance................................       2,107           1,354
     Employee.................................         136              60
     Income tax...............................         983           5,300
     Other....................................         474             748
                                                ----------        --------
     Total accounts receivable................       9,742          16,179
     Less: allowance for doubtful accounts....        (203)           (188)
                                                --------          --------
     Receivables, net.........................  $    9,539        $ 15,991
                                                ==========        ========

NOTE 3. INVENTORY

     Inventory as of June 30, 2000 and December 31, 1999 is summarized as follows:

                                                  JUNE            DECEMBER
                                                  2000              1999
                                                --------          --------
                                                      (IN THOUSANDS)
     Fish meal................................  $ 12,647          $ 24,195
     Fish oil.................................     5,644             8,445
     Fish solubles............................       871             1,538
     Off-season cost..........................    23,457             7,282
     Materials & supplies.....................     4,626             4,633
     Other....................................       102               121
     Less: oil inventory reserve..............      (102)             (102)
                                                --------          --------
     Total inventory..........................  $ 47,245          $ 46,112
                                                ========          ========

Note 4. Other Assets

     Other assets as of June 30, 2000 and December 31, 1999 are summarized as follows:

                                                  JUNE            DECEMBER
                                                  2000              1999
                                                --------          --------
                                                      (IN THOUSANDS)
     Fishing nets.............................  $  1,579          $  1,258
     Prepaid pension cost.....................     3,307             3,190
     Insurance receivable.....................     2,961             1,830
     Title XI loan origination fee............       302               339
     Note receivable..........................       373                35
     Deposits.................................       131               116
     Investments in unconsolidated affiliates.         -                58
     Miscellaneous............................       232               281
                                                --------          --------
     Total other assets.......................  $  8,885          $  7,107
                                                ========          ========

     Amortization expense for fishing nets amounted to approximately $482,000 and $400,000 for the six months ended June 30, 2000 and 1999, respectively.

NOTE 5. PROPERTY AND EQUIPMENT

     Property and equipment at June 30, 2000 and December 31, 1999 are summarized as follows:


                                                       JUNE       DECEMBER
                                                       2000         1999
                                                     --------     ---------
   (IN THOUSANDS)
   Land...........................................   $  5,390     $   5,390
   Plant assets...................................     67,469        64,498
   Fishing vessels................................     68,402        66,859
   Furniture and fixtures.........................      1,730         1,730
   Other..........................................      5,805         4,572
                                                     --------     ---------
   Total property and equipment...................    148,796       143,049
   Less: accumulated depreciation and impairment..    (57,032)      (52,681)
                                                     --------     ---------
   Property and equipment, net....................   $ 91,764     $  90,368
                                                     ========     =========

     Depreciation expense for the six months ended June 30, 2000 and 1999 was approximately $4.4 million and $3.9 million, respectively.

NOTE 6. NOTES PAYABLE AND LONG-TERM DEBT

     At June 30, 2000 and December 31, 1999, the Company's long-term debt consisted of the following:

                                                                                                JUNE                DECEMBER
                                                                                                2000                  1999
                                                                                           -------------          -----------
   U.S. government guaranteed obligations (Title XI loan) collateralized by a first lien on certain vessels and  certain plant assets:
         Amounts due in installments through 2014, interest from 6.63% to 8.25%.......     $      15,130          $    15,564
         Amounts due in installments through 2014,  interest at Eurodollar rates plus 0.45%; 6.73% and 5.96% at June 30, 2000 and December 31, 1999,
           respectively...............................................................             1,131                 1,171
   Other debt at 8% at June 30, 2000 and December 31, 1999 respectively...............               376                   480
                                                                                           -------------          ------------
   Total debt.........................................................................            16,637                17,215
                   Less: current maturities...........................................            (1,187)               (1,146)
                                                                                           -------------          ------------
   Long-term debt.....................................................................     $      15,450          $     16,069
                                                                                           =============          ============

     At June 30, 2000 and December 31, 1999, the estimated fair value of debt obligations approximated book value.

     On December 22, 1999, the Company closed on its Fiscal 1999 Title XI application and received $5.6 million of Title XI borrowings for qualified Title XI projects. Originally, the Company was authorized to receive up to $20.6 million in loans under the Title XI program, and has used the entire amount authorized under such program. The Company's current Title XI borrowings are secured by liens on 17 fishing vessels and mortgages on the Company's Reedville, Virginia and Abbeville, Louisiana plants. At June 30, 2000 and December 31, 1999, the Company was in compliance with all restrictive covenants contained in the Title XI borrowing agreements. To date the Company has used $20.6 million of the authorized Title XI funds.

     On August 11, 1998 the Company entered into a two year $20.0 million revolving credit agreement with SunTrust Bank, South Florida, N.A. (the "Credit Facility"). Borrowings under this facility may be used for working capital and capital expenditures. Interest accrues on borrowings that will be outstanding under the Credit Facility at the Company's election, either (i) the bank's prime rate less 75 basis points, or
(ii) LIBOR plus a margin based on the Company's financial performance. The Credit Facility requires a per annum commitment fee of one-eighth of a percent (0.125%) on the average daily unused portion of the commitment of the lender. In addition, the payment of cash dividends is limited by the terms of the Credit Facility which states that in any fiscal year of the Credit Facility, the Company shall not pay or declare dividends in excess of fifty percent (50%) of its consolidated net income. At June 30, 2000 and December 31, 1999, the Company could not have declared and paid dividends within the limitations of the Credit Facility. Under the most restrictive of these covenants, the Company is required to maintain a current ratio of at least 1.25:1 and maintain a debt to equity ratio of not more than 2:1. Covenants also limit capital expenditures and investments. The Credit Facility is collateralized by all of the Company's trade receivables, inventory and specific computer equipment. The Company and its subsidiaries are required to comply with certain financial covenants, including maintenance of a minimum tangible net worth, debt to tangible net worth ratio, funded debt to cash flow ratio and fixed charges ratio, and certain other covenants. At June 30, 2000 and December 31, 1999, the Company was in compliance with all restrictive covenants. As of June 30, 2000 and December 31, 1999, the Company had no borrowings outstanding under the Credit Facility. The Credit Facility expired on July 2, 2000. Although no assurance can be given that a new Credit Facility will be finalized, the Company is currently in discussion with different banks to provide a new Credit Facility.

Note 7. Accrued Liabilities

     Accrued liabilities as of June 30, 2000 and December 31, 1999 are summarized as follows:

                                             JUNE           DECEMBER
                                             2000             1999
                                            -------         --------
   (IN THOUSANDS)
   Salary and benefits....................  $ 4,227         $ 3,625
   Insurance..............................    7,366           5,101
   Taxes, other than income tax...........      530               8
   Federal and state income taxes.........      189             271
   Trade creditors........................    1,791           2,518
   Other..................................      516              80
                                            -------         -------
   Total accrued liabilities..............  $14,619         $11,603
                                            =======         =======

NOTE 8. CERTAIN TRANSACTIONS AND ARRANGEMENTS BETWEEN THE COMPANY AND ZAPATA

     The Company provided to Zapata payroll and certain administrative services billed at their approximate cost. During the six-month period ended June 30, fees billed for these services totaled $2,900. During the six-month period ended June 30, 1999, fees billed for these services totaled $96,797. The cost of such services were based on the estimated percentage of time that employees spent working on the other party's matters as a percent of total time worked. The Company's management deemed this allocation method to be reasonable.

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

General

     As used herein, the term "Omega" or the "Company" refers to Omega Protein Corporation and its consolidated subsidiaries, as applicable. All references herein to a "fiscal" year refers to the 12-month period ended December 31 of such year. The Company's principal executive offices are located at 1717 St. James Place, Suite 550, Houston, Texas 77056 (Telephone: (713)623-0060).

     Omega is the largest producer of protein-rich meal and oil derived from marine sources in the United States. The Company's products are produced from menhaden (a fish found in commercial quantities), including regular grade and value added specialty fish meals, crude and refined fish oils and fish solubles. The Company's fish meal products are used as nutritional feed additives by animal feed manufacturers and by commercial livestock and poultry farmers. The Company's crude fish oil is sold to food producers in Europe and its refined fish oil products are used in health foods, aquaculture feeds and certain industrial applications. Fish solubles are sold as protein additives for animal feed and as organic fertilizers.

     The fish catch is processed into regular grade fish meal, specialty fish meals, fish oils and fish solubles at the Company's four processing plants located in Virginia, Mississippi and Louisiana. The Company owns 65 fishing vessels (53 of which were directly involved in the harvesting operations during Fiscal 1999) and owns 33 and leases 11 aircraft (of which 41 were directly involved in the harvesting operations) that are used to harvest menhaden in coastal waters along the U.S. mid-Atlantic and Gulf of Mexico coasts. In 2000, the Company has converted four of its fishing vessels to "carry vessels" which will not engage in active fishing but will instead carry fish catch from the Company's offshore fishing vessels to its plants. The Company believes that this utilization will increase the amount of time that the bulk of its vessels remain offshore in production areas and therefore increase the Company's fish catch per vessel employed. Accordingly, the Company has reduced the total number of vessels directly involved in the fishing effort during Fiscal 2000 to 40 vessels. Additionally, the Company has elected to temporarily cease its in-line processing operations at its Morgan City plant location during Fiscal 2000 in reaction to the continuing depressed prices received for the Company's products. Certain damaged processing equipment at this facility will be removed and scrapped.

     The Company's harvesting season generally extends from May through December on the mid-Atlantic coast and from April through October on the Gulf coast. During the off season, the Company fills purchase orders from the inventory it has accumulated during the fishing season. Prices for the Company's products tend to be lower during the fishing season when product is more abundant than in the off season. Throughout the entire year, prices are significantly influenced by supply and demand in world markets for competing products, particularly soybean meal for its fish meal products and vegetable oils and fats for its fish oil products when used as an alternative to vegetable oils and fats. During Fiscal 1999 and the six months ending June 30, 2000, world grain and oilseed markets were burdened by excess supplies relative to demand which, in turn, resulted in prices for most major commodities being sharply lower than in previous years. Correspondingly, the Company's product prices have been adversely impacted during these periods, resulting in decreased gross margins, and the recording of $18.2 million in inventory write-downs during Fiscal 1999. Although management believes the net realizable value of inventory held as of June 30, 2000, approximates its costs, it is possible that in the event prices decrease during the third quarter Fiscal 2000, a downward valuation of its existing inventories in Fiscal 2000 may be required. Accordingly, it is possible that gross profit margins may continue to decline in prospective quarters.

     In an effort to reduce price volatility and to generate higher, more consistent profit margins, the Company is continuing its efforts towards the production and marketing of specialty meal products, which generally have higher margins than the Company's regular grade meal product.

     Additionally, the Company is introducing its refined fish oil into the U.S. food market where initial marketing efforts have indicated significantly increased margin opportunities and more stable demand requirements over the Company's traditional crude fish oil markets. Also, the Company has implemented several cost-cutting measures during Fiscal 2000. These include, among other items, a reduction in fishing vessels, spotter planes, temporary closure of in-line processing facilities at its highest cost plant and implementation of a carry-vessel concept.

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

     The Company's primary sources of liquidity and capital resources have been cash flows from operations, proceeds from initial public offering, pre-initial public offering borrowings from Zapata, bank credit facilities and term loans from various lenders provided pursuant to the Title XI of the Marine Act of 1936 ("Title XI"). These sources of cash flows have been used for capital expenditures (including acquisitions) and payment of long-term debt. The Company expects to finance future expenditures through existing cash balances and internally generated cash flows and, if necessary, through funds available from credit facilities or other borrowings.

     Under the Title XI program offered through National Marine Fisheries Service, the Company had the ability to secure loans for fishing vessels and shoreside capital expenditures and maintenance through lenders with terms generally ranging between 12 and 20 years at an interest rate between 6% and 8% per annum which were enhanced with a government guaranty to the lender for up to 80% of the financing. The Company's current Title XI borrowings are secured by liens on 17 fishing vessels and mortgages on the Company's Reedville, Virginia and Abbeville, Louisiana plants. To date, the Company has used the entire $20.6 million amount authorized under the program. Similar programs may be available for future vessel financing.

     Omega had an unrestricted cash balance of $16.9 million at June 30, 2000, up $1.3 million from December 31, 1999. This increase was due primarily to a $7.7 million increase in cash provided by operating activities.

     Investing activities used $5.8 million in the six months ended June 30, 2000 and $10.2 million during the six months ended June 30, 1999. The Company's investing activities consisted mainly of capital expenditures for equipment purchases and equipment replacements in the six month periods ended June 30, 2000 and 1999.

     Net financing activities used $578,000 to repay debt obligations during the six month period ended June 30, 2000, compared with $2.5 million cash used by net financing activities for the six months ended June 30, 1999. Debt obligation repayments totalled $505,000 and $2.0 million was used to repurchase treasury stock for the six months ended June 30, 1999.

     The Company believes that its existing cash, cash equivalents and short-term investments, will be sufficient to meet its working capital and capital expenditure requirements through at least the end of 2000.

RESULTS OF OPERATIONS

     The following table sets forth as a percentage of revenues certain items of the Company's operations for each of the indicated periods:



                                               THREE MONTHS ENDED                             SIX MONTHS ENDED
                                                    JUNE 30,                                      JUNE 30,
                                        ----------------------------------         -------------------------------------
                                           2000                  1999                   2000                   1999
                                        -----------          -------------          -------------          -------------
Revenues.............................         100.0%                 100.0%                 100.0%                 100.0%
Cost of sales........................          99.3                   92.7                   96.9                   80.2
                                        -----------          -------------          -------------          -------------
Gross profit.........................           0.7                    7.3                    3.1                   19.8
Selling, general and administrative..           9.6                   12.6                   10.9                   11.1
                                        -----------          -------------          -------------          -------------
Operating income (loss)..............          (8.9)                  (5.3)                  (7.8)                   8.7
Interest income (expense), net.......           0.1                    1.5                   (0.1)                   1.6
Other (expense) income, net..........          (0.8)                  (0.6)                  (0.6)                  (0.5)
                                        -----------          -------------          -------------          -------------
Income (loss) before income taxes....          (9.6)                  (4.4)                  (8.5)                   9.8
Provision (benefit) for income taxes.          (3.5)                  (1.6)                  (3.1)                   3.5
                                        -----------          -------------          -------------          -------------
Net income (loss)....................          (6.1)                  (2.8)                  (5.4)                   6.3
                                        ===========          =============          =============          =============

INTERIM RESULTS FOR THE SECOND QUARTER ENDED JUNE 30, 2000 AND 1999

     REVENUES. For the current quarter ended June 30, 2000 revenue increased $2.7 million, or 14.5% from $18.2 million in the quarter ended June 30, 1999. The increase was attributable to a 55.0% increase in sales volumes for the Company's fish meal during the current quarter as compared to the previous quarter ended June 30, 1999. The increase in revenues was partially offset by a decrease in the selling prices for the company's fish meal and fish oil of 16.8% and 15.0%, respectively.

     COST OF SALES. Cost of sales, including depreciation and amortization, for the current quarter ended June 30, 2000 was $20.7 million, a 22.8% increase from $16.9 million in the quarter ended June 30, 1999. Cost of sales as a percent of revenues was 99.3% in the current quarter ended June 30, 2000 as compared to 92.7% in the quarter ended June 30, 1999. The 6.6% increase in cost of sales as a percent of revenues is due primarily to a 55.0% increase in fish meal sales volumes, along with a 16.8% and 15.0% decline in the Company's selling prices for fish meal and fish oil, respectively. Per ton cost of sales were 6.9% lower in the current quarter ended June 30, 2000 as compared to the quarter ended June 30, 1999, due mainly to lower inventory costs carried forward from Fiscal 1999. The lower inventory cost carried forward from Fiscal 1999 resulted from the Company's inventory write-down during the third and fourth quarters of Fiscal 1999 of $14.5 million and $3.7 million respectively. The Fiscal 1999 inventory write-downs resulted from cyclical market declines on the inventory values of the Company's fish meal and fish oil.

     GROSS PROFIT. Gross profit decreased $1.2 million or 89.2% from $1.3 million in the quarter ended June 30, 1999 to $144,000 in the current quarter ended June 30, 2000. As a percentage of revenues, the Company's gross profit margin decreased 6.6% in the current quarter ended June 30, 2000, compared to the same period in the prior fiscal year. The decline in gross profit was primarily due to a 16.8% and a 15.0% decline in selling prices for the Company's fish meal and fish oil, respectively during the current quarter ended June 30, 2000. This decline in selling prices resulted from downward cyclical pricing pressures on the Company's fishing product inventories resulting in lower gross margins in the current quarter ended June 30, 2000 as compared to the quarter ended June 30, 1999.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $300,000 or 12.8% from $2.3 million in the three month period ended June 30, 1999 compared to $2.0 million in the quarter ended June 30, 2000. The decrease was primarily due to a reduction in staff and related employee costs.

     OPERATING INCOME (LOSS). As a result of the factors discussed above, the Company's operating loss increased $900,000 from a $961,000 loss in the quarter ended June 30, 1999 to a loss of $1.9 million for the quarter ended June 30, 2000. As a percentage of revenue, operating loss increased from 5.3% in the quarter ended June 30, 1999 to 8.9% in the period ended June 30, 2000.

     INTEREST INCOME (EXPENSE), NET. Interest income, net decreased by $255,000 in the quarter ended June 30, 2000 as compared to the previous quarter ended June 30, 1999. The decrease in net interest income was due to the reduction of cash and cash equivalents available for investment purposes during the quarter ended June 30, 2000 as compared to the previous quarter ended June 30, 1999.

     OTHER INCOME (EXPENSE), NET. Other expense, net increased $38,000 in the current quarter ended June 30, 2000 over the previous quarter ended June 30, 1999. This increase was primarily due to minority interest in net income of a consolidated subsidiary for the current three months ended June 30, 2000. On April 5, 2000, the Company acquired an additional 1% interest that was previously accounted for under the equity method. As a result of the transition, the Company now owns 51% of the investment and consolidates its operations. Minority interests are not material in relation to the consolidated results of operation.

     PROVISION (BENEFIT) FOR INCOME TAXES. The Company recorded a $721,000 benefit for income tax for the quarter ended June 30, 2000. This represents an effective tax rate of 36.0% on a $2.0 million loss in comparison to a $289,000 tax benefit for income tax expense in the quarter ended June 30, 1999, representing an effective tax rate of 36.0%. The effective tax rate approximates the applicable combined state and federal statutory tax rates for the respective periods.

INTERIM RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

     REVENUES. For the six months ended June 30, 2000, revenues decreased $117,000 or 0.3% from $40.4 million for the six months ended June 30, 1999 to $40.3 million for the six months ended June 30, 2000. This decrease was attributable to lower selling prices for the Company's fish meal and fish oil of 23.3% and 37.1% respectively during the current six months ended June 30, 2000 as compared to the six months ended June 30, 1999. The decrease in revenues was partially offset by a 31.7% increase in sales volumes for the Company's fish meal during the six months ended June 30, 2000 as compared to the six months ended June 30, 1999.

     COST OF SALES. Cost of sales, including depreciation and amortization, for the six months ended June 30, 2000 was $39.0 million, a 20.6% increase from $32.4 million for the previous six month period ended June 30, 1999. Cost of sales as a percentage of revenues was 96.9% in the current six month period ended June 30, 2000 as compared to 80.2% in the six month period ended
June 30, 1999. The increase in cost of sales as a percentage of revenue is due primarily to a 31.7% increase in fish meal sales volumes along with 23.3% and 37.1% declines in the Company's selling prices for fish meal and fish oil, respectively. Per ton cost of sales were 12.4% lower for the current six month period ended June 30, 2000 as compared to the six month period ended June 30, 1999. The lower inventory cost carried forward from Fiscal 1999 resulted from the Company's inventory write-down during the third and fourth quarters of Fiscal 1999 of $14.5 million and $3.7 million, respectively. The Fiscal 1999 inventory write-downs resulted from cyclical market declines on inventory values of the Company's fish meal and fish oil.

     GROSS PROFIT. Gross Profit decreased $6.8 million or 84.6% from $8.0 million in the six month period ended June 30, 1999 to $1.2 million in the current six month period ended June 30, 2000. As a percentage of revenues, the Company's gross profit decreased 16.7% in the current six month period ended June 30, 2000 as compared to the same six month period in the previous fiscal year. The decline in gross profit is primarily due to a 23.3% and 37.1% decline in the Company's fish meal and fish oil prices, respectively. This decline in selling prices resulted from downward cyclical pricing pressures on the Company's fishing product inventories resulting in lower gross margins in the current six months ended June 30, 2000 as compared to the six months ended
June 30, 1999.

     SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. Selling, general, and administrative expenses decreased $111,000 or 2.5% from $4.5 million for the six months ended June 30, 1999 to $4.4 million for the current six months ended
June 30, 2000. The decrease was primarily due to a reduction in staff and related employee costs.

     OPERATING INCOME (LOSS). As a result of the factors discussed above the Company's operating income decreased $6.6 million from $3.5 million for the six months ended June 30, 1999 to an operating loss of $3.1 million for the current six months ended June 30, 2000. As a percentage of revenues, operating income decreased from 8.7% for the six months ended June 30, 1999 to an operating loss of 7.8% for the current six months ended June 30, 2000.

     INTEREST INCOME (EXPENSE), NET. Interest income, net decreased by $673,000 from net interest income in the six month period ended June 30, 1999 to net interest expense in the current six month period ended June 30, 2000. The decrease in net interest income was due to the reduction of cash and cash equivalents available for investment purposes during the six months ended
June 30, 2000 as compared to the six months ended June 30, 1999.

     OTHER INCOME (EXPENSE), NET. Other expense, net increased $42,000 in the current six month period ended June 30, 2000 as compared to the six month period ended June 30, 1999. This increase was primarily due to minority interest in net income of a consolidated subsidiary for the current six months ended
June 30, 2000. On April 5, 2000, the Company acquired for a nominal amount an additional 1% equity interest in a partially owned subsidiary that was previously accounted for under the equity method. As a result of the transaction, the Company now owns 51.0% of the investment and consolidates its operations. Minority interests are not material in relation to the consolidated results of operation.

     PROVISION FOR INCOME TAXES. The Company recorded a $1.2 million benefit for income taxes for the current six months ended June 30, 2000. This represents an effective tax rate of 36.0% in comparison to a provision for income tax expense of $1.4 million for the six months ended June 30, 1999 which represents an effective tax rate of 36.0%.

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

10. In the future, the Company may undertake acquisitions, although there is no assurance this will occur. Further, there can be no assurance that the Company will be able to profitably manage future businesses it may acquire or successfully integrate future businesses it may acquire into the Company without substantial costs, delays or other problems which could have a material adverse effect on the Company's business, results of operations and financial condition.

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

         None

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 27, 2000, the Company held its 2000 Annual Meeting of Stockholders. The matters voted on at the meeting and the results of the meeting are as follows:

A.   Election of Class II Directors

     Stockholders elected the persons listed below as Class II directors whose terms expire at the 2003 Annual Meeting of Stockholders. Results by nominee were:

                                  VOTED FOR    AUTHORITY WITHHELD
                                 -----------   ------------------
     Malcolm I. Glazer            21,581,080       1,764,167
     Avram A. Glazer              21,581,080       1,764,167

     There were no broker non-votes. The Class I directors, whose terms expire at the 2002 Annual Meeting of Stockholders, are Gary L. Allee and William Lands. The Class III director, whose term expires at the 2001 Annual Meeting of Stockholders, is Joseph L. von Rosenberg, III.

B.   Approval of 2000 Long-Term Incentive Plan

     Stockholders approved the Company's 2000 Long-Term Incentive Plan with 15,438,628 shares voted for, 5,648,340 shares voted against, 36,140 abstentions and 2,222,139 broker non-votes.

C.   Ratification of Appointment of Independent Public Accountants.

     Stockholders ratified the appointment of PricewaterhouseCoopers, LLP as the Company independent public accountants for the fiscal year ending December 31, 2000, with 23,321,797 shares voted for, 18,850 shares voted against, 4,600 abstentions and no broker non-votes.

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

         27.1 - Financial Data Schedule

     (b) Reports on Form 8-K:

         None

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          OMEGA PROTEIN CORPORATION
                                                 (Registrant)



August 10, 2000                      By:      /s/ ROBERT W. STOCKTON
                                        ----------------------------------
                                        (Executive Vice President, Chief
                                      Financial Officer and Corporate Secretary)

                                 EXHIBIT INDEX


EXHIBIT NUMBER                           DESCRIPTION
--------------                           -----------


     27.1  -  Financial Data Schedule