Form 10-Q
period 2000-09-30
OMEGA PROTEIN CORP
filed 2000-11-13
CIK 1053650

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

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

Yes [X] No [ ].

     Number of shares outstanding of the Registrant's Common Stock, par value $0.01 per share, on November 1, 2000: 23,907,789.

                           OMEGA PROTEIN CORPORATION
                               TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Unaudited Condensed Consolidated Balance Sheet as of September 30, 2000
            and December 31, 1999........................................................    3
         Unaudited Condensed Consolidated Statement of Operations for the three months
            ended and nine months ended September 30, 2000 and 1999......................    4
         Unaudited Condensed Consolidated Statement of Cash Flows for the
           nine months ended September 30, 2000 and 1999.................................    5
         Notes to Unaudited Condensed Consolidated Financial Statements..................    6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATION............................................................   13

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS...............................................................   22

ITEM 2.  CHANGES IN SECURITIES...........................................................   22

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......................   22

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................   22

ITEM 5.  OTHER INFORMATION...............................................................   22

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K................................................   22

SIGNATURES...............................................................................   23

EXHIBIT INDEX............................................................................   24

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements and Notes

                           OMEGA PROTEIN CORPORATION
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

                                                                                  SEPTEMBER 30,               DECEMBER 31,
                                                                                      2000                        1999
                                                                                  --------------           ---------------
                                                                                               (IN THOUSANDS)
                                ASSETS
                                ------
Current assets:
    Cash and cash equivalents...........................................          $        7,126           $        15,673
    Receivables, net....................................................                   8,566                    15,991
    Inventories.........................................................                  49,492                    46,112
    Prepaid expenses and other current assets...........................                   1,186                       897
                                                                                  --------------           ---------------
           Total current assets.........................................                  66,370                    78,673
Other assets............................................................                   7,853                     7,107
Deferred tax asset, net.................................................                   5,195                         -
Property and equipment, net.............................................                  91,001                    90,368
                                                                                  --------------           ---------------
                Total assets............................................          $      170,419           $       176,148
                                                                                  ==============           ===============
                  LIABILITIES AND STOCKHOLDERS' EQUITY
                  ------------------------------------
Current liabilities:
    Current maturities of long-term debt................................          $        1,206           $         1,146
    Accounts payable....................................................                   3,243                     2,200
    Accrued liabilities.................................................                  18,514                    11,603
                                                                                  --------------           ---------------
         Total current liabilities......................................                  22,963                    14,949
Long-term debt..........................................................                  15,142                    16,069
Deferred income taxes...................................................                       -                       583
Other liabilities.......................................................                     375                       375
                                                                                  --------------           ---------------
         Total liabilities..............................................                  38,480                    31,976
                                                                                  --------------           ---------------
Minority interest.......................................................                     104                         -
                                                                                  --------------           ---------------
Commitments and contingencies
Stockholders' equity:
    Preferred stock, $0.01 par value; authorized 10,000,000 shares; none
        issued..........................................................                       -                         -
    Common stock, $0.01 par value; authorized 80,000,000 shares;
       24,320,889 shares and 24,302,126 shares issued and outstanding,
       respectively.....................................................                     243                       243
    Capital in excess of par value......................................                 111,867                   111,835
    Reinvested earnings, from October 1, 1990...........................                  21,760                    34,129
    Common stock in treasury, at cost - 413,100 shares..................                  (2,035)                   (2,035)
                                                                                  --------------           ---------------
       Total stockholders' equity.......................................                 131,835                   144,172
                                                                                  --------------           ---------------
             Total liabilities and stockholders' equity.................              $  170,419               $   176,148
                                                                                  ==============           ===============
             The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                           OMEGA PROTEIN CORPORATION
            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS



                                                             THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                                SEPTEMBER 30,                          SEPTEMBER 30,
                                                        ----------------------------          -------------------------------
                                                           2000               1999                2000               1999
                                                        ---------         -----------         -----------         -----------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues........................................        $  17,864          $   23,677         $    58,124         $    64,054
Cost of sales...................................           18,295              24,237              57,321              56,606
Inventory write-down............................           13,742              14,500              13,742              14,500
                                                        ---------         -----------         -----------         -----------
Gross profit (loss).............................          (14,173)            (15,060)            (12,939)             (7,052)
Selling, general, and administrative............            1,610               1,978               5,987               6,466
                                                        ---------         -----------         -----------         -----------
Operating income (loss).........................          (15,783)            (17,038)            (18,926)            (13,518)
Interest income (expense), net..................             (101)                 47                (115)                706
Other income (expense), net.....................              (30)                (13)               (280)               (221)
                                                        ---------         -----------         -----------         -----------
Income (loss) before income taxes...............          (15,914)            (17,004)            (19,321)            (13,033)
Provision (benefit) for income taxes............           (5,725)             (6,118)             (6,952)             (4,689)
                                                        ---------         -----------         -----------         -----------
Net income (loss)...............................        $ (10,189)        $   (10,886)        $   (12,369)        $    (8,344)
                                                        =========         ===========         ===========         ===========
Earnings (loss) per share (basic and diluted)...        $   (0.43)        $     (0.46)        $     (0.52)        $     (0.35)
                                                        =========         ===========         ===========         ===========
Average common shares outstanding...............           23,908              23,872              23,899              23,992
                                                        =========         ===========         ===========         ===========












     The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                           OMEGA PROTEIN CORPORATION
            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS




                                                                                              NINE MONTHS ENDED
                                                                                                SEPTEMBER 30,
                                                                                ----------------------------------------------
                                                                                     2000                           1999
                                                                                ---------------                ---------------
                                                                                                (IN THOUSANDS)
Cash flows used in operating activities:
    Net income (loss)...................................................        $       (12,369)               $        (8,344)
                                                                                ---------------                ---------------
    Adjustments to reconcile net loss to net cash used in
        operating activities:
        Loss (gain) on disposal of assets, net..........................                     84                            (33)
        Depreciation and amortization...................................                  7,358                          6,684
        Deferred income taxes...........................................                 (5,778)                         1,240
        Changes in assets and liabilities:
            Receivables.................................................                  7,425                         (8,523)
            Inventories, net of write-down..............................                 (3,380)                       (20,247)
            Accounts payable and accrued liabilities....................                  7,954                         11,958
            Amounts due to parent.......................................                      -                            (36)
            Other, net..................................................                 (1,812)                          (120)
                                                                                ---------------                ---------------
                 Total adjustments......................................                 11,851                         (9,077)
                                                                                ---------------                ---------------
                 Net cash used in operating activities..................                   (518)                       (17,421)
                                                                                ---------------                ---------------
Cash flows used in investing activities:
     Proceeds from sale of assets, net..................................                     55                             35
     Capital expenditures...............................................                 (7,217)                       (12,111)
                                                                                ---------------                ---------------
                 Net cash used in investing activities..................                 (7,162)                       (12,076)
                                                                                ---------------                ---------------
Cash flows used in financing activities:
     Principal payments of short and long-term debt obligations..........                  (867)                          (794)
     Purchase of treasury stock..........................................                     -                         (2,035)
                                                                                ---------------                ---------------
                 Net cash used in financing activities...................                  (867)                        (2,829)
                                                                                ---------------                ---------------
Net decrease in cash and cash equivalents................................                (8,547)                       (32,326)

Cash and cash equivalents at beginning of year...........................                15,673                         44,828
                                                                                ---------------                ---------------
Cash and cash equivalents at end of period...............................       $         7,126                $        12,502
                                                                                ===============                ===============


     The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                           OMEGA PROTEIN CORPORATION
                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES
        SUMMARY OF OPERATIONS AND BASIS OF PRESENTATION

Business Description

   Omega Protein Corporation ("Omega" or the "Company") produces and markets a variety of products produced from menhaden (a fish found in commercial quantities), including regular grade and value added specialty fish meals, crude and refined fish oils and fish solubles. The Company's fish meal products are used as nutritional feed additives by animal feed manufacturers and by commercial livestock producers. The Company's crude fish oil is sold primarily to food producers in Europe, and its refined fish oil products are used in health foods, aquaculture feeds and certain industrial applications in the United States and elsewhere. Fish solubles are sold as protein additives for animal feed and as organic fertilizers.

   On January 26, 1998, Marine Genetics Corporation ("Marine Genetics") merged into Omega, a Nevada corporation, wholly owned by Zapata Corporation ("Zapata"), with Omega being the surviving entity. Because Omega and Marine Genetics were both wholly owned by Zapata, the merger was a common control merger accounted for at historical cost in a manner similar to that in a pooling of interests accounting. In connection with the merger, all of Marine Genetics outstanding common stock was converted into Omega Common Stock at the rate of one share for 19,676 shares of newly issued Omega Common Stock and Omega's pre-merger outstanding common stock was canceled and treated as treasury stock.

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

   On April 5, 2000, the Company acquired for a nominal amount an additional 1% equity interest in a partially owned subsidiary previously accounted for under the equity method. As a result of the transaction, the Company now owns 51% of the investment and consolidates its operations.

   The unaudited condensed consolidated financial statements included herein have been prepared by Omega, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature. Although Omega believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in Omega's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed with the Securities and Exchange Commission on March 9, 2000. The results of operations for the fiscal quarter ended September 30, 2000 and the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for any subsequent quarter or the twelve months ending December 31, 2000.

Revenue Recognition

   The Company recognizes revenue for the sale of its products when title to its products is transferred to the customer.

Inventories

   The Company's fishing season runs from mid-April to the end of October in the Gulf of Mexico and from the beginning of May to the end of December in the Atlantic. Government regulations generally preclude the Company from fishing during the off seasons. During the off seasons, the Company incurs costs (i.e., plant and vessel-related labor, utilities, rent and depreciation) that are directly related to the Company's infrastructure that will be used in the upcoming fishing season. Costs that are incurred subsequent to a fish catch are deferred until the next season and are included with inventory. Fishing product inventories and materials, parts and supplies are stated at the lower of cost (average cost) or market.

   The Company's inventory cost system considers all costs, both variable and fixed, associated with an annual fish catch and its processing. The Company's costing system allocates cost to inventory quantities on a per unit basis as calculated by a formula that considers total estimated inventoriable costs for a fishing season (including off season costs) to total estimated fish catch and the relative fair market value of the individual products produced. The Company adjusts the cost of sales, off season costs and inventory balances at the end of each quarter based on revised estimates of total inventoriable costs and fish catch.

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

Income Taxes

   The Company utilizes the liability method to account for income taxes. This method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of existing temporary differences between the financial reporting and tax reporting basis of assets and liabilities, and operating loss and tax credit carryforwards for tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize the benefit, or that future deductability is uncertain.

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

   Depreciation of property and equipment is computed by the straight-line method at rates expected to amortize the cost of property and equipment, net of salvage value, over their estimated useful lives. Estimated useful lives of assets acquired new, determined as of the date of acquisition are as follows:

                                                              USEFUL LIVES
                                                                (YEARS)
                                                              -------------
Fishing vessels and fish processing plants................        15-20
Furniture and fixtures....................................         3-10

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

   At September 30, 2000 and December 31, 1999, the Company had cash deposits concentrated primarily in two major banks. In addition, the Company had Certificates of Deposit and commercial quality grade A2P2 rated or better securities paper with companies and financial institutions. As a result of the foregoing, the Company believes that credit risk in such investments is minimal.

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

NOTE 2. ACCOUNTS RECEIVABLE

     Accounts receivable as of September 30, 2000 and December 31, 1999 are summarized as follows:

                                                                                  SEPTEMBER                 DECEMBER
                                                                                     2000                      1999
                                                                             -------------------        ------------------
                                                                                              (IN THOUSANDS)
Trade.................................................................       $             6,304        $             8,717
Insurance.............................................................                       920                      1,354
Employee..............................................................                       112                         60
Income tax............................................................                     1,200                      5,300
Other.................................................................                       240                        748
                                                                             -------------------        -------------------
Total accounts receivable.............................................                     8,776                     16,179
Less: allowance for doubtful accounts.................................                      (210)                      (188)
                                                                             -------------------        -------------------
Receivables, net......................................................       $             8,566        $            15,991
                                                                             ===================        ===================

NOTE 3. INVENTORY

   Inventory as of September 30, 2000 and December 31, 1999 is summarized as follows:

                                                                                SEPTEMBER            DECEMBER
                                                                                   2000                 1999
                                                                             ---------------       --------------
                                                                                          (IN THOUSANDS)
Fish meal.............................................................       $        28,042       $       24,195
Fish oil..............................................................                11,320                8,445
Fish solubles.........................................................                 1,032                1,538
Off season cost.......................................................                 4,681                7,282
Materials & supplies..................................................                 4,337                4,633
Other.................................................................                   182                  121
Less: oil inventory reserve...........................................                  (102)                (102)
                                                                             ---------------       --------------
Total inventory.......................................................       $        49,492       $       46,112
                                                                             ===============       ==============

   At September 30, 2000, the Company provided $13.7 million in write-downs of the value of its fish meal and fish oil. The inventory write-downs were made necessary due to market prices the Company either has received or expects to receive for its products had declined to a level below the Company's cost basis in those products. The resultant net basis of $40.3 million for the fish meal, oil and soluble products approximates current market value, less estimated selling cost, at September 30, 2000. During Fiscal 1999, the Company provided $18.2 million in write-downs of the value of its fish meal and fish oil product inventories, due to market prices falling below the Company's cost basis in those products. The resultant net basis of $34.1 million for the fish meal, oil and soluble products approximates current market value, less estimated selling costs, at December 31, 1999.

NOTE 4. OTHER ASSETS

   Other assets as of September 30, 2000 and December 31, 1999 are summarized as follows:

                                                                                   SEPTEMBER                   DECEMBER
                                                                                     2000                         1999
                                                                             ----------------------       ----------------------
                                                                                                 (IN THOUSANDS)
Fishing nets..........................................................          $             1,306          $             1,258
Prepaid pension cost..................................................                        3,366                        3,190
Insurance receivable..................................................                        2,144                        1,830
Title XI loan origination fee.........................................                          292                          339
Note receivable.......................................................                          371                           35
Deposits..............................................................                          141                          116
Investments in unconsolidated affiliates..............................                            -                           58
Miscellaneous.........................................................                          233                          281
                                                                                -------------------          -------------------
Total other assets....................................................          $             7,853          $             7,107
                                                                                ===================          ===================

   Amortization expense for fishing nets amounted to approximately $720,000 and $641,000 for the nine months ended September 30, 2000 and 1999, respectively.

NOTE 5. PROPERTY AND EQUIPMENT

   Property and equipment at September 30, 2000 and December 31, 1999 are summarized as follows:

                                                                                   SEPTEMBER                      DECEMBER
                                                                                     2000                           1999
                                                                             ----------------------        ----------------------
                                                                                                 (IN THOUSANDS)
Land..................................................................         $             5,390           $             5,390
Plant assets..........................................................                      64,534                        64,498
Fishing vessels.......................................................                      66,765                        66,859
Furniture and fixtures................................................                       1,730                         1,730
Work in process.......................................................                      11,789                         4,572
                                                                               -------------------           -------------------
Total property and equipment..........................................                     150,208                       143,049
Less: accumulated depreciation and impairment.........................                     (59,207)                      (52,681)
                                                                               -------------------           -------------------
Property and equipment, net...........................................         $            91,001           $            90,368
                                                                               ===================           ===================

   Depreciation expense for the nine months ended September 30, 2000 and 1999 was approximately $6.6 million and $5.9 million, respectively.

NOTE 6. NOTES PAYABLE AND LONG-TERM DEBT

   At September 30, 2000 and December 31, 1999, the Company's long-term debt consisted of the following:

                                                                                             SEPTEMBER                DECEMBER
                                                                                               2000                     1999
                                                                                        ------------------       ------------------
U.S. government guaranteed obligations (Title XI loan) collateralized by a first lien on certain vessels and  certain plant assets:
      Amounts due in installments through 2014, interest from 6.63% to 8.25%.......     $           14,906       $           15,564
      Amounts due in installments through 2014,  interest at Eurodollar rates
      Plus 0.45%; 7.95% and 5.96% at September 30, 2000 and December 31,
      1999, respectively...........................................................                  1,112                    1,171
Other debt at 8% at September 30, 2000 and December 31, 1999 respectively..........                    330                      480
                                                                                        ------------------       ------------------
Total debt.........................................................................                 16,348                   17,215
                Less: current maturities...........................................                 (1,206)                  (1,146)
                                                                                        ------------------       ------------------
Long-term debt.....................................................................     $           15,142       $           16,069
                                                                                        ==================       ==================

   At September 30, 2000 and December 31, 1999, the estimated fair value of debt obligations approximated the book value of the underlying collateral.

   On December 22, 1999, the Company closed on its Fiscal 1999 Title XI application and received $5.6 million of Title XI borrowings for qualified Title XI projects. Originally, the Company was authorized to receive up to $20.6 million in loans under the Title XI program, and has used the entire amount authorized under such program. The Company's current Title XI borrowings are secured by liens on 17 fishing vessels and mortgages on the Company's Reedville, Virginia and Abbeville, Louisiana plants. At September 30, 2000 and December 31, 1999, the Company was in compliance with all restrictive covenants contained in the Title XI borrowing agreements. To date the Company has used $20.6 million of the authorized Title XI funds.

   The Company's $20.0 million revolving credit facility with SunTrust Bank, South Florida, N.A. expired on July 2, 2000. The Company is currently negotiating a new $20.0 million facility with a different bank, although no assurances can be given that a new credit facility will be finalized.

NOTE 7. ACCRUED LIABILITIES

   Accrued liabilities as of September 30, 2000 and December 31, 1999 are summarized as follows:

                                                                                     SEPTEMBER                    DECEMBER
                                                                                       2000                         1999
                                                                             ----------------------       ----------------------
                                                                                                 (IN THOUSANDS)
Salary and benefits...................................................          $            10,323          $             3,625
Insurance.............................................................                        5,756                        5,101
Taxes, other than income tax..........................................                          815                            8
Federal and state income taxes........................................                            -                          271
Trade creditors.......................................................                        1,482                        2,518
Other.................................................................                          138                           80
                                                                                -------------------          -------------------
Total accrued liabilities.............................................          $            18,514          $            11,603
                                                                                ===================          ===================

NOTE 8. CERTAIN TRANSACTIONS AND ARRANGEMENTS BETWEEN THE COMPANY AND ZAPATA

   The Company provided to Zapata payroll and certain administrative services billed at their approximate cost. During the nine month period ended September 30, 2000 fees billed for these services totaled $7,250. During the nine month period ended September 30, 1999, fees billed for these services totaled $97,000. The cost of such services were based on the estimated percentage of time that employees spent working on the other party's matters as a percent of total time worked. The Company's management deemed this allocation method to be reasonable.

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

   The fish catch is processed into regular grade fish meal, specialty fish meals, fish oils and fish solubles at the Company's four processing plants located in Virginia, Mississippi and Louisiana. The Company owns 65 fishing vessels (44 of which were directly involved in the harvesting operations during Fiscal 2000) and owns 33 and leases 8 aircraft (of which 35 were directly involved in the harvesting operations) that are used to harvest menhaden in coastal waters along the U.S. mid-Atlantic and Gulf of Mexico coasts. The Company elected to cease its in-line processing operations at its Morgan City plant location during Fiscal 2000 in reaction to the continuing depressed prices received for the Company's products. Warehousing operations are being conducted at the facility until market conditions improve or other opportunities develop for the property.

   The Company's harvesting season generally extends from May through December on the mid-Atlantic coast and from April through October on the Gulf coast. During the off season, the Company fills purchase orders from the inventory it has accumulated during the fishing season. Prices for the Company's products tend to be lower during the fishing season when product is more abundant than in the off season. Throughout the entire year, prices are significantly influenced by supply and demand in world markets for competing products, particularly soybean meal for its fish meal products and vegetable oils and fats for its fish oil products when used as an alternative to vegetable oils and fats. During Fiscal 1999 and the nine months ending September 30, 2000, world grain and oilseed markets were burdened by excess supplies relative to demand which, in turn, resulted in prices for most major commodities being sharply lower than in previous years. Correspondingly, the Company's product prices have been adversely impacted during these periods, resulting in decreased gross margins and the recording of $18.2 million in inventory write-downs during Fiscal 1999. The continuation of these adverse conditions, combined with higher harvesting costs due mainly to increased energy prices and reduced oil processing yields resulted in a $13.7 million inventory write-down for the quarter ended September 30, 2000. Management believes that these adverse pricing conditions will continue throughout the remainder of Fiscal 2000 and into Fiscal 2001. A further write-down of inventories produced in the last quarter of Fiscal 2000 is likely.

   The Company implemented several cost cutting measures during Fiscal 2000 and has plans for the introduction of additional measures during Fiscal 2001. During Fiscal 2000, these measures included, among other items, a reduction in fishing vessels and spotter planes, temporary closure of in-line processing facilities at its highest cost plant and conversion of certain fishing vessels to carry-vessels. During Fiscal 2001, the Company has planned a further reduction in fishing vessels and spotter planes and a corresponding reduction in off season maintenance expenses for the remainder of the fleet. Additionally, the Company has planned a reduction in its off season personnel associated with those maintenance programs and a suspension of the Company's matching contribution to the Omega 401(k) Savings and Retirement Plan. Assuming no significant change in product market prices and harvesting assumptions, management expects that all of these cost-cutting measures will reduce the Company's cost of production to a level whereby positive gross margins should be attainable on an aggregate basis in fiscal 2001.

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

   The Company's primary sources of liquidity and capital resources have been cash flows from operations, proceeds from initial public offering, pre-initial public offering borrowings from Zapata, bank credit facilities and term loans from various lenders provided pursuant to the Title XI of the Marine Act of 1936 ("Title XI"). These sources of cash flows have been used for capital expenditures (including acquisitions) and payment of long-term debt. The Company expects to finance future expenditures through existing cash balances and internally generated cash flows.

   Under the Title XI program offered through National Marine Fisheries Service, the Company has the ability to secure loans for fishing vessels and shoreside capital expenditures and maintenance through lenders with terms generally ranging between 12 and 20 years at an interest rate between 6% and 8% per annum which are enhanced with a government guaranty to the lender for up to 80% of the financing. The Company's current Title XI borrowings are secured by liens on 17 fishing vessels and mortgages on the Company's Reedville, Virginia and Abbeville, Louisiana plants. To date, the Company has used the entire $20.6 million amount authorized under the program. The Company's $20.0 million revolving credit facility with SunTrust Bank, South Florida, N.A. expired on July 2, 2000. The Company is currently negotiating a new $20.0 million facility with a different bank, although no assurances can be given that a new credit facility will be finalized.

   Omega had an unrestricted cash balance of $7.1 million at September 30, 2000, down $8.6 million from December 31, 1999. This decrease in unrestricted cash was due primarily to cash flows used for capital expenditures of $7.2 million.

   Investing activities used $7.2 million in the nine months ended September 30, 2000 and $12.1 million during the nine months ended September 30, 1999. The Company's investing activities consisted mainly of capital expenditures for equipment purchases and equipment replacements in the nine month periods ended September 30, 2000 and 1999.

   Net financing activities used $867,000 to repay debt obligations during the nine month period ended September 30, 2000, compared with $2.8 million cash used by net financing activities for the nine months ended September 30, 1999. For the nine months ended September 30, 1999, debt obligation repayments totaled $794,000 and $2.0 million was used to repurchase treasury stock for the nine months ended September 30, 1999.

   The Company believes that its existing cash and cash equivalents, combined cash flows from operations, along with the plans for additional cost cutting measures being implemented during the remainder of fiscal 2000 and in fiscal 2001, will be sufficient to meet its working capital and capital expenditure requirements through at least the end of 2001.

RESULTS OF OPERATIONS

   The following table sets forth as a percentage of revenues certain items of the Company's operations for each of the indicated periods:

                                                       THREE MONTHS ENDED                             NINE MONTHS ENDED
                                                          SEPTEMBER 30,                                 SEPTEMBER 30,
                                           ---------------------------------------       ---------------------------------------
                                                 2000                   1999                   2000                   1999
                                           ----------------       ----------------       ----------------       ----------------
Revenues.................................             100.0%                 100.0%                 100.0%                 100.0%
Cost of sales............................             102.4                  102.4                   98.6                   88.4
Inventory write-down.....................              76.9                   61.2                   23.6                   22.6
                                           ----------------       ----------------       ----------------       ----------------
Gross profit (loss)......................             (79.3)                 (63.6)                 (22.2)                 (11.0)
Selling, general and administrative......               9.0                    8.4                   10.3                   10.1
                                           ----------------       ----------------       ----------------       ----------------
Operating  income (loss).................             (88.3)                 (72.0)                 (32.5)                 (21.1)
Interest income (expense), net...........              (0.6)                   0.2                   (0.2)                   1.1
Other (expense) income, net..............              (0.1)                  (0.0)                  (0.5)                  (0.3)
                                           ----------------       ----------------       ----------------       ----------------
Income (loss) before income taxes........             (89.0)                 (71.8)                 (33.2)                 (20.3)
Provision (benefit) for income taxes.....             (32.0)                 (25.8)                 (12.0)                  (7.3)
                                           ----------------       ----------------       ----------------       ----------------
Net income (loss)........................             (57.0)                 (46.0)                 (21.2)                 (13.0)
                                           ================       ================       ================       ================

INTERIM RESULTS FOR THE THIRD QUARTER ENDED SEPTEMBER 30, 2000 AND 1999

   REVENUES. For the quarter ended September 30, 2000, revenue decreased $5.8 million, or 24.6% from $23.7 million in the quarter ended September 30, 1999. The decrease was attributable to reduced sales volumes for the Company's fish meal and fish oil during the current quarter as compared to the previous quarter ended September 30, 1999. Pricing between the quarters were relatively unchanged.

   COST OF SALES. Cost of sales, for the current quarter ended September 30, 2000 was $18.3 million, a 24.5% decrease from $24.2 million in the quarter ended September 30, 1999. Cost of sales as a percent of revenues was 102.4% in both the current quarter ended September 30, 2000 and in the quarter ended September 30, 1999.

   INVENTORY WRITE-DOWNS. The current quarter inventory write-down of $13.7 million was attributable to reduced inventory production resulting from untypically low oil processing yields (due to lower fat content of the fish) and higher harvesting costs due mainly to increased energy prices, combined with continuing depressed market conditions. The $14.5 million write-down from the quarter ended September 30, 1999 resulted from cyclical market declines on the inventory values of the Company's fish meal and fish oil.

   GROSS PROFIT (LOSS). Gross loss decreased $0.9 million from $15.1 million loss in the quarter ended September 30, 1999 to a $14.2 million loss in the current quarter ended September 30, 2000. As a percentage of revenues, the Company's gross profit margin decreased 15.7% in the current quarter ended September 30, 2000, compared to the same period in the prior fiscal year. The increase in gross loss was primarily due to reduced sales volumes for the Company's fish meal and fish oil during the current quarter as compared to the previous quarters ended September 30, 1999.

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $368,000 or 18.6% from $2.0 million in the three month period ended September 30, 1999 as compared to $1.6 million in the quarter ended September 30, 2000. The decrease was primarily due to a reduction in employee staff and related employee costs.

   OPERATING INCOME (LOSS). As a result of the factors discussed above, the Company's operating loss decreased $1.2 million from a $17.0 million loss in the quarter ended September 30, 1999 to a loss of $15.8 million for the quarter ended September 30, 2000. As a percentage of revenue, operating loss increased 16.3% from 72.0% in the quarter ended September 30, 1999 to 88.3% in the period ended September 30, 2000.

   INTEREST INCOME (EXPENSE), NET. Interest income, net decreased by $148,000 in the quarter ended September 30, 2000 as compared to the previous quarter ended September 30, 1999. The decrease in net interest income was due to the reduction of cash and cash equivalents available for investment purposes during the quarter ended September 30, 2000 as compared to the previous quarter ended September 30, 1999.

   OTHER INCOME (EXPENSE), NET. Other expense, net increased $17,000 in the current quarter ended September 30, 2000 over the previous quarter ended September 30, 1999. This increase was primarily due to minority interest in net income of a consolidated subsidiary for the current three months ended September 30, 2000. On April 5, 2000, the Company acquired an additional 1% interest that was previously accounted for under the equity method. As a result of this acquisition, the Company now owns 51% of the investment and consolidates its operations. Minority interests are not material in relation to the consolidated results of operation.

   PROVISION (BENEFIT) FOR INCOME TAXES. The Company recorded a $5.7 million benefit for income tax for the quarter ended September 30, 2000. This represents an effective tax rate of 36.0% on a 15.9 million loss in comparison to a $6.1 million tax benefit for income tax expense in the quarter ended September 30, 1999, representing an effective tax rate of 36.0%. The effective tax rate approximates the applicable combined state and federal statutory tax rates for the respective periods.

INTERIM RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

   REVENUES. For the nine months ended September 30, 2000, revenues decreased $5.9 million or 9.3% from $64.1 million for the nine months ended September 30, 1999 to $58.1 million for the nine months ended September 30, 2000. This decrease was attributable to lower selling prices and sales volumes for the Company's fish oil of 22.9% and 32.1%, respectively, during the current nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. The decrease in revenues was partially offset by a 20.6% increase in sales volumes for the Company's fish meal during the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999.

   COST OF SALES. Cost of sales, for the nine months ended September 30, 2000 was $57.3 million, a 1.2% increase from $56.6 million for the previous nine-month period ended September 30, 1999. Cost of sales as a percentage of revenues was 98.6% in the current nine-month period ended September 30, 2000 as compared to 88.4% in the nine-month period ended September 30, 1999. The increase in cost of sales as a percentage of revenue is due primarily to a 20.6% increase in fish meal sales volumes along with 14.7% and 22.9% declines in the Company's selling prices for fish meal and fish oil, respectively.

   INVENTORY WRITE-DOWN. The inventory write-down of $13.7 million was attributable to reduced inventory production resulting from untypically low oil processing yields (due to lower fat content of the fish) and higher harvesting costs due mainly to increased energy prices, combined with continuing depressed market conditions. The $14.5 million write-down from the nine months ended September 30, 1999 resulted from cyclical market declines on the inventory values of the Company's fish meal and fish oil.

   GROSS PROFIT (LOSS). Gross loss increased $5.9 million or 83.5% from a $7.1 million gross loss in the nine-month period ended September 30, 1999 to $12.9 million, gross loss in the current nine-month period ended September 30, 2000. As a percentage of revenues, the Company's gross loss increased 11.2% in the current nine-month period ended September 30, 2000 as compared to the same nine-month period in the previous fiscal year. The increase in gross loss is primarily due to a 14.7% and 22.9% decline in the Company's fish meal and fish oil prices, respectively. This decline in selling prices resulted from downward cyclical pricing pressures on the Company's fishing product inventories resulting in lower gross margins in the current nine-months ended September 30, 2000 as compared to the nine-months ended September 30, 1999.

   SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. Selling, general, and administrative expenses decreased $479,000 or 7.4% from $6.5 million for the nine months ended September 30, 1999 to $6.0 million for the current nine months ended September 30, 2000. The decrease was primarily due to a reduction in staff and related employee costs.

   OPERATING INCOME (LOSS). As a result of the factors discussed above the Company's operating loss increased $5.4 million from $13.5 million for the nine months ended September 30, 1999 to an operating loss of $18.9 million for the current nine months ended September 30, 2000. As a percentage of revenues, operating loss increased from 21.1% for the nine months ended September 30, 1999 to an operating loss of 32.5% for the current nine months ended September 30, 2000.

   INTEREST INCOME (EXPENSE), NET. Interest income, net decreased by $821,000 from $706,000 net interest income in the nine-month period ended September 30, 1999 to $115,000 net interest expense in the current nine-month period ended September 30, 2000. The decrease in net interest income was due to the reduction of cash and cash equivalents available for investment purposes during the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999.

   OTHER INCOME (EXPENSE), NET. Other expense, net increased $59,000 in the current nine-month period ended September 30, 2000 as compared to the nine month period ended September 30, 1999. This increase was primarily due to minority interest in net income of a consolidated subsidiary for the current nine months ended September 30, 2000. On April 5, 2000, the Company acquired for a nominal amount an additional 1% equity interest in a partially owned subsidiary that was previously accounted for under the equity method. As a result of this acquisition, the Company now owns 51.0% of the investment and consolidates its operations. Minority interests are not material in relation to the consolidated results of operation.

   PROVISION FOR INCOME TAXES. The Company recorded a $7.0 million benefit for income taxes for the current nine months ended September 30, 2000. This represents an effective tax rate of 36.0% in comparison to a benefit for income tax expense of $4.7 million for the nine months ended September 30, 1999, which represents an effective tax rate of 36.0%.

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

SIGNIFICANT FACTORS THAT MAY AFFECT FORWARD-LOOKING STATEMENTS

   The Company wishes to caution investors that the following significant factors, and those factors described elsewhere in this Report, in other filings by the Company with the Commission from time to time and in press releases issued by the Company, could affect the Company's actual results of operations causing such results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company:

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

                                 OMEGA PROTEIN CORPORATION
                                       (Registrant)



November 10, 2000                  By:      /s/ ROBERT W. STOCKTON
                                      ------------------------------------------
                                      (Executive Vice President, Chief Financial
                                         Officer and Corporate Secretary)

                                 EXHIBIT INDEX


EXHIBIT NUMBER          DESCRIPTION
--------------          -----------


     27.1         -     Financial Data Schedule