Form 10-K405
period 2000-12-31
OMEGA PROTEIN CORP
filed 2001-03-22
CIK 1053650

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

                  For the fiscal year ended December 31, 2000

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

   None.

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   As of March 6, 2001, the aggregate market value of the Company's common stock held by voting and non-voting common equity of the Company is $46,655,663 based on the closing price of the Common Stock in consolidated trading on The New York Stock Exchange. This figure does not include the value of Common Stock held by Directors and Executive Officers of the Registrant and members of the immediate families, some of whom may constitute "affiliates" for purpose of the Securities Exchange Act of 1934. On March 6, 2001, there were outstanding 24,339,081 shares of the Company's Common Stock, $0.01 par value.

   Documents incorporated by reference: Portions of the registrant's definitive proxy statement for its combined 2001 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2000, are incorporated by reference to the extent set forth in Part III.

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

                                    PART I

Item 1 and 2. Business and Properties

General

   Omega Protein Corporation is a Nevada corporation organized in 1998. As used herein, the term "Omega" or the "Company" refers to Omega Protein Corporation or to Omega Protein Corporation and its consolidated subsidiaries, as applicable. Because the Company changed its Fiscal year end from September 30 to December 31, a three-month transition period from October 1, 1998 through December 31, 1998 (the "Transition Period") precedes the start of the Fiscal 1999 year. "Fiscal 1998" refers to the year ended September 30. "Fiscal 1999" and "Fiscal 2000" refers to the twelve months ended December 31, 1999 and December 31, 2000, respectively. The Company's principal executive offices are at 1717 St. James Place, Suite 550, Houston, Texas 77056 (Telephone: (713) 623-0060).

   The Company is the successor by merger to Marine Genetics Corporation (formerly known as Zapata Protein, Inc.), a Delaware corporation, which was formed in March 1994 to act as the holding company for Omega Protein, Inc. (formerly known as Zapata Protein (USA), Inc.). Omega Protein, Inc., which is the operating entity for the Company's current business, was formed in Virginia in October 1986, and is the successor to a business conducted since 1913. The Company has a number of direct and indirect subsidiaries.

   Until April 1998, the Company, including its predecessors, was a wholly-owned subsidiary of Zapata Corporation ("Zapata"), a New York Stock Exchange, Inc. ("NYSE") company, since 1973 when Zapata acquired the Company's operations. In April 1998, the Company completed an initial public offering (the "Offering") of 8,500,000 shares of its Common Stock at a price to the public of $16.00 per share. In May 1998, the Underwriters exercised their option to acquire 1,275,000 additional shares at the same price. Of the 9,775,000 total shares sold in the Offering, the Company issued and sold 4,600,000 shares, and Zapata sold 5,175,000 shares to the public. Immediately following the Offering, Zapata owned approximately 59.7% of the Company's outstanding Common Stock. The Company used a portion of the net proceeds of the Offering to repay amounts due Zapata and a bank; the balance of the proceeds was invested in certificates of deposits and A2P2 rated or better commercial paper. See Note 1 (Concentrations of Credit Risk) to the Company's Consolidated Financial Statements in Item 8 of this Report.

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

   On November 25, 1997, the Company purchased the fishing and processing assets of Gulf Protein, Inc. ("Gulf Protein"), which included six fishing vessels, five spotter planes and the processing equipment at the Gulf Protein plant located near Morgan City, Louisiana, for $13.6 million in cash and the assumption of $883,000 in long-term liabilities (the "Gulf Protein Acquisition" and together with the American Protein Acquisition, the "Acquisitions"). In connection with the Gulf Protein Acquisition, the Company also entered into a five-year lease for the Gulf Protein plant at a $220,000 annual rental rate. The Company began operations at the Morgan City, Louisiana plant at the start of the 1998 fishing season, which began in April, 1998. Due to the decline in the average per-ton prices for the Company's products which occurred in Fiscal 1999 and continued throughout Fiscal 2000 (see Item 7-- Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--Fiscal 2000--1999 and Fiscal 1999-1998), the Company elected to discontinue in-line processing operations at its Morgan City plant for the 2000 and 2001 fishing season. Warehousing operations are being conducted at the facility until market conditions improve or other opportunities develop for the property.

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

   Fishing. During Fiscal 2000, the Company owned a fleet of 65 fishing vessels and 33 spotter aircraft for use in its fishing operations and also leased additional aircraft where necessary to facilitate operations. During the 2000 fishing season in the Gulf of Mexico, where the fishing season runs from mid-April through October, the Company operated 30 fishing vessels and 28 spotter aircraft. The fishing area in the Gulf is generally located along the Gulf Coast, with a concentration off the Louisiana and Mississippi coasts. The fishing season along the Atlantic coast begins in early May and usually extends into December. The Company operated 10 fishing vessels and 8 spotter aircraft along the Mid-Atlantic coast, concentrated primarily in and around the Chesapeake Bay. In Fiscal 2000, the Company converted four of its former fishing vessels to "carry vessels" which did not engage in active fishing but instead carried fish catch from the Company's offshore fishing vessels to its plants.

   Menhaden usually school in large, tight clusters and are commonly found in warm, shallow waters. Spotter aircraft locate the schools and direct the fishing vessels to them. The principal fishing vessels transport two 40-foot purse boats, each carrying several fishermen and one end of a 1,500-foot net. The purse boats encircle the school and capture the fish in the net. The fish are then pumped from the net into refrigerated holds of the fishing vessel or on the carry vessel, and then are unloaded at the Company's processing plants.

   Processing. During Fiscal 2000, the Company operated four processing plants, two in Louisiana, one in Mississippi and one in Virginia, where the menhaden are processed into fish meal, fish oil and fish solubles. The fish are unloaded from the fishing vessels into storage boxes and then conveyed into steam cookers. The fish are then passed through presses to remove most of the oil and water. The solid portions of the fish are dried and then ground into fish meal. The liquid that is produced in the cooking and pressing operations contains oil, water, dissolved protein and some fish solids. This liquid is decanted to remove the solids and is then put through a centrifugal oil and water separation process. The separated fish oil is a finished product. The separated water and protein mixture is further processed through evaporators to remove the soluble protein, which can be sold as a finished product or added to the solid portions of the fish for processing into fish meal.

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

   Customers and Marketing. Most of the Company's marine protein products are sold directly to about 400 customers by the Company's marketing department, while a smaller amount is sold through independent sales agents. Product inventory was $28.0 million as of December 31, 2000 versus $34.1 million on December 31, 1999.

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

   A number of countries in which the Company currently sells products impose various tariffs and duties, none of which have a significant impact on the Company's foreign sales. Certain of these duties are being reduced annually under the North American Free Trade Agreement in the case of Mexico and Canada and under the Uruguay Round Agreement of the General Agreement on the Trade and Tariffs in the case of Japan. In all cases, the Company's products are shipped to its customers either by F.O.B. shipping point or CIF terms and therefore the customer is responsible for any tariffs, duties or other levies imposed on the Company's products sold into these markets.

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

jurisdictional waters. Such a loss of eligibility would have a material adverse affect on the Company's business, results of operations and financial condition.

   The Company believes that during the past five years it has substantially complied with all material statutes and regulations applicable to its operations, the failure to comply with which would have had a material adverse impact on its operations.

Employees

   At December 31, 2000, during the Company's off-season, the Company employed approximately 441 persons. At August 31, 2000, during the peak of the Company's 2000 fishing season, the Company employed approximately 1,044 persons. Approximately 83 employees at the Company's Virginia facility are represented by an affiliate of the United Food and Commercial Workers Union. During the past five years Omega has not experienced any strike or work stoppage which has had a material impact on its operations. The Company considers its employee relations to be generally satisfactory.

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

                                                                      Date
                                                                     Became
                                                                   Executive
            Name and Age                       Office               Officer
            ------------                       ------              ----------
 Joseph L. von Rosenberg III        Chief Executive Officer,
  (42)............................   President and Director        July 1997
 Robert W. Stockton (50)..........  Executive Vice President,
                                     Chief Financial Officer and
                                     Secretary                     July 1997
 Bernard H. White (53)............  CorporateVice President        March 1998
 Jonathan Specht (44).............  Vice President--Operations     June 1999
 Michael E. Wilson (50)...........  Vice President--Marine
                                     Operations and President of
                                     Omega Shipyard, Inc.          July 1998

   A description of the business experience during the past five years for each of the executive officers of Omega is set forth below.

   Joseph L. von Rosenberg III is President, Chief Executive Officer and Director of the Company. He has served in these positions since July 1997. Prior to serving in these positions Mr. von Rosenberg served as Executive Vice President of Zapata from November 1995 until April 1998. Prior to becoming Executive Vice President of Zapata, Mr. von Rosenberg served as General Counsel of Zapata from August 1994 to July 1997 and Corporate Secretary of Zapata from June 1993 to July 1997. From August 1994 through November 1995, Mr. von Rosenberg also held the position of Vice President of Zapata.

   Robert W. Stockton is Executive Vice President, Chief Financial Officer and Secretary of the Company. He has served as Executive Vice President and Chief Financial Officer since July 1997 and as Secretary since December 1999. For the five years prior to joining the Company in July 1997, Mr. Stockton was Vice President and Chief Financial Officer of The Simmons Group and also served as Corporate Controller of Proler International Corp.

   Bernard H. White was named CorporateVice President in March 1998. From 1994 to 1998, Mr. White worked as a Public Affairs and Investor Relations Consultant. Prior to that Mr. White served as Vice President--Corporate Affairs of Zapata Corporation.

   Jonathan Specht was named Vice President--Operations in June 1999. From June 1997 through June 1999, Mr. Specht was the General Manager of the Company's Cameron, Louisiana facility. Prior thereto, he was General Manager of a facility operated by Golden Valley Meat.

   Michael E. Wilson is President of the Company's wholly-owned subsidiary, Omega Shipyard, Inc., a position he has held since June 1997. Since July 1998, he has also served as the Company's Vice President--Marine Operations and prior thereto, served as the Company's Coordinator of Marine Engineering & Maintenance. Mr. Wilson joined the Company in 1985 and served in various operating capacities until 1996.

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

   As of December 31, 2000, the Company's four processing plants had an aggregate capacity to process approximately 950,000 tons of fish annually. The Company's processing plants are located in coastal areas near the Company's fishing fleet. Annual volume processed varies depending upon menhaden catch and demand. Each plant maintains a dedicated dock to unload fish, fish processing equipment and storage capacity. The Reedville, Virginia facility contains an oil refining plant and net making facility. The Company periodically reviews possible application of new processing technologies in order to enhance productivity and reduce costs.

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

Item 3. Legal Proceedings

   The Company is defending various claims and litigation arising from operations which arise in the ordinary course of the Company's business. In the opinion of management, any losses resulting from these matters will not have a material adverse affect on the Company's results of operations, cash flows or financial position.

Item 4. Submission of Matters to a Vote of Security Holders

   No matter was submitted to a vote of Omega's stockholders during the fourth quarter of Fiscal 2000.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

   Omega's Common Stock is listed on the New York Stock Exchange. The high and low sales prices for the Common Stock, as reported in the consolidated transactions reporting system, as well as the amounts per share of dividends declared during "Fiscal 2000" and "Fiscal 1999", for each quarterly period, are shown in the following table. Prior to the Company's initial public offering in April, 1998, there was no public market for Omega's Common Stock.

                         Dec. 31, Sep. 30, Jun. 30, Mar. 31, Dec. 31, Sep. 30, Jun. 30, Mar. 31,
                           2000     2000     2000     2000     1999     1999     1999     1999
                         -------- -------- -------- -------- -------- -------- -------- --------
High sales price........  $2.56    $2.25    $3.25    $4.00    $3.44    $5.94    $6.17    $11.50
Low sales price.........   1.31     1.75     1.69     2.31     2.31     3.06     4.75      4.25
Dividends declared......     --       --       --       --       --       --       --        --

   On March 7, 2001, the closing price of the common stock, as reported by the NYSE, was $1.85 per share. As of March 7, 2001, there were approximately 54 holders of record of Common Stock. This number does not include any beneficial owners for whom shares may be held in a "nominee" or "street" name.

   The Company intends to retain earnings, if any, to support its growth strategy and does not anticipate declaring or paying dividends on its Common Stock in the foreseeable future. Any future determination as to payment of dividends will be made at the discretion of the Board of Directors of the Company and will depend upon the Company's operating results, financial condition, capital requirements, general business conditions and such other factors that the Board of Directors deems relevant. In addition, the payment of cash dividends is not permitted by the terms of the Company's revolving credit agreement with Bank of America, N.A. (the "Credit Facility").

   In September 1998, the Company's Board of Directors authorized a program to repurchase up to 4,000,000 shares of its issued and outstanding common stock. Omega repurchased an aggregate of 413,100 shares under this program during Fiscal 1999 and none during Fiscal 2000. The current Credit Facility prohibits common stock repurchases.

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

                                                          Three Months
                          Year Ended     Year Ended          Ended     Years Ended September 30,
                         December 31,   December 31,      December 31, -------------------------------
                             2000           1999              1998       1998        1997       1996
                         ------------   ------------      ------------ --------    --------    -------
                                     (in thousands, except per share amounts)
INCOME STATEMENT DATA:
  Revenues..............   $ 84,042       $ 93,636          $ 25,759   $133,555    $117,564(1) $93,609
  Operating income
   (loss)...............    (25,541)(7)    (23,273)(5)(6)      6,272     38,118      18,205     10,504
  Net income (loss).....    (16,744)       (14,756)            4,252     24,207      10,425      5,928
  Per share income
   (loss) basic.........      (0.70)         (0.62)             0.18       1.11        0.53       0.30
  Per share income
   (loss) diluted.......      (0.70)         (0.62)             0.18       1.10        0.53       0.30
  Cash dividends paid...         --             --                --         --          --         --
CASH FLOW DATA:
  Capital expenditures..      6,977         15,145             3,030     21,540       9,825      4,673
  Acquisitions of
   property and
   equipment............         --             --                --     28,116          --         --
BALANCE SHEET DATA:
  Working capital.......   $ 38,492       $ 63,724          $ 83,557   $ 80,498    $ 31,396    $20,719
  Property and
   equipment, net.......     88,872         90,368            86,068     84,798(2)   40,889     36,511
  Total assets..........    160,484        176,148           189,853    193,421     100,440     86,969
  Current maturities of
   long-term debt.......      1,227          1,146               997      1,114       1,034        487
  Long-term debt........     14,827         16,069            11,205     11,408      11,294     50,187
  Stockholders' equity..   $127,477       $144,172          $160,850   $156,598(3) $ 64,354(4) $12,029

--------
(1) In September 1997, the Company closed the Venture Milling Disposition, a blending operation with annual revenues and operating income of $32.0 million and $174,000, respectively.
(2) In November 1997, the Company closed both the American Protein Acquisition and the Gulf Protein Acquisition. See Note 2 to Company's Consolidated Financial Statements.
(3) The Company's initial public offering closed in April 1998 which resulted in net proceeds to the Company of $68.0 million, of which $33.3 million was used to repay indebtedness. See Note 1 to Company's Consolidated Financial Statements.
(4) In Fiscal 1997, Zapata contributed to the Company $41.9 million existing intercompany debt owed to Zapata by the Company.
(5) During the quarters ended September 30, 1999 and December 31, 1999, the Company recorded inventory write-downs of $14.5 million and $3.7 million, respectively, for market declines on the inventory values of the Company's fish meal and fish oil.
(6) Includes a pre-tax charge of $2.3 million during the quarter ended December 31, 1999, for the write-down of certain impaired Morgan City plant in-line processing assets.
(7) During the quarters ended September 30, 2000 and December 31, 2000, the Company recorded inventory write-downs of $13.7 million and $4.4 million, respectively, for market declines on the inventory values of the Company's fish meal and fish oil.

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

General

   Omega is the largest U.S. producer of protein-rich meal and oil derived from marine sources. The Company's products are produced from menhaden (a fish found in commercial quantities), and include regular grade and value added specialty fish meals, crude and refined fish oils and fish solubles. The Company's fish meal products are used as nutritional feed additives by animal feed manufacturers and by commercial livestock and poultry farmers. The Company's crude fish oil is sold to food producers in Europe and its refined fish oil products are used in aquaculture feeds and certain industrial applications. Fish solubles are sold as protein additives for animal feed and as fertilizers.

   The fish catch is processed into regular grade fish meal, specialty fish meals, fish oils and fish solubles at the Company's four operating plants located in Virginia, Mississippi and Louisiana. The Company owns 65 fishing vessels (40 of which were directly involved in the harvesting operations during Fiscal 2000) and owns 33 and leases 8 spotter aircraft (of which 41 were directly involved in the harvesting operations) that are used to harvest menhaden in coastal waters along the U.S. mid-Atlantic and Gulf of Mexico coasts. In 2000, the Company converted four of its fishing vessels to "carry vessels" which did not engage in active fishing but instead carried fish from the Company's offshore fishing vessels to its plants. Additionally, the Company elected to temporarily cease its in-line processing operations at its Morgan City, Louisiana plant location during Fiscal 2000 and will not reopen the plant for the 2001 fishing season due to the continuing depressed prices received for the Company's products. Certain damaged processing equipment at this facility has been removed and scrapped. Warehousing operations are being conducted at the facility until market conditions improve or other opportunities develop for the property.

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

   On December 1, 1998 the Company's Board of Directors approved a change in the Company's fiscal year end from September 30 to December 31, effective beginning January 1, 1999. A three-month transition period from October 1, 1998 through December 31, 1998 (the "Transition Period") precedes the start of the 1999 Fiscal year. "Fiscal 1998" and "Fiscal 1997" refer to respective Fiscal years ended September 30. The Transition Period refers to the three-months ended December 31, 1998. "Fiscal 1999" and "Fiscal 2000" refer to the respective fiscal twelve-months ended December 31.

   The following table summarizes the Company's harvesting and production for the indicated periods:

                                                   Three Months  Years Ended September
                          Year Ended   Year Ended     Ended               30,
                         December 31, December 31, December 31, -----------------------
                             2000         1999         1998      1998    1997    1996
                         ------------ ------------ ------------ ------- ------- -------
Fish catch (tons) (1)...   620,655      724,974      123,079    602,096 507,358 458,917
Production (tons):
  Fish meal
    Regular grade.......    88,190       93,388        9,492     73,536  63,835  56,569
    Special Select......    49,297       68,996       12,631     63,163  46,409  46,325
    Sea-Lac.............    24,970       16,577        7,068     11,917  14,741  10,631
    Silver Herring......     1,060        1,218          353         --      --      --
  Oil
    Crude...............    58,809       95,175       15,789     68,245  61,905  60,257
    Refined.............     5,371        5,638        1,238      7,230   9,657   8,834
  Solubles..............     8,855       13,781        1,067     14,995  16,531  17,139
                           -------      -------      -------    ------- ------- -------
      Total Production..   236,552      294,773       47,638    239,086 213,078 199,755
                           =======      =======      =======    ======= ======= =======

--------
(1) Fish catch has been converted to tons using the National Marine Fisheries Service ("NMFS") fish catch conversion ratio of 670 pounds per 1,000 fish.

   The Company's harvesting season generally extends from May through December on the mid-Atlantic coast and from April through October on the Gulf coast. During the off season, the Company fills purchase orders from the inventory it has accumulated during the fishing season. Prices for the Company's products tend to be lower during the fishing season when product is more abundant than in the off season. Throughout the entire year, prices are significantly influenced by supply and demand in world markets for competing products, particularly soybean meal for its fish meal products and vegetable fats and oils for its fish oil products when used as an alternative to vegetable fats and oils. During Fiscal 1999 and continuing through Fiscal 2000, world grain and oilseed markets were burdened by excess supplies relative to demand which, in turn, resulted in prices for most major commodities being sharply lower than in previous years. Correspondingly, the Company's product prices have been adversely impacted during this period, resulting in decreased gross margins. During Fiscal 1999 and again during Fiscal 2000, the Company determined that the costs of its fish meal and fish oil product inventories were in excess of those products' realization value by approximately $18.2 million and $18.1 million, respectively. This realization was due mainly to the continuing depressed market values of world protein markets and particularly, animal and oilseed oil markets. The average prices received for the Company's fish meal and fish oil products were approximately 28.1% and 48.2% lower, respectively, during Fiscal 1999 as compared to Fiscal 1998. Price decreases continued during Fiscal 2000 and fish meal and fish oil were approximately 7.3% and 20.0%, respectively, lower than Fiscal 1999 average prices. Also impacting Fiscal 2000 and contributing to the write-down of inventories was the reduced crude fish oil production yields (approximately 38.0% lower yields compared to Fiscal 1999) experienced during the majority of the Fiscal 2000 fishing season in the Gulf of Mexico. These reduced yields were primarily a result of the reduced fat content in the fish which was a result of poor nutritional conditions caused by the extreme drought conditions suffered by the Gulf of Mexico region during late Fiscal 1999 and early Fiscal 2000. Although management believes the net realizable value of inventory held as of December 31, 2000, after giving effect to the write-downs, approximates its costs, it is possible that in the event prices do not stabilize during the first quarter of Fiscal 2001, a further downward valuation of its existing inventories held at March 31, 2001 could be required. Accordingly, it is possible that gross profit margins may continue to decline in prospective quarters.

   In an effort to reduce price volatility and to generate higher, more consistent profit margins, the Company is continuing its efforts towards the production and marketing of specialty meal products, which generally have higher margins than the Company's regular grade meal product. Additionally, the Company is attempting to introduce its refined fish oil into the U.S. food market where initial marketing efforts have indicated significantly increased margin opportunities and more stable demand requirements compared to the Company's traditional crude fish oil markets.

   After having implemented several cost-cutting measures during Fiscal 2000, which included, among other items, a reduction in its fishing fleet and spotter planes, temporary closure of in-line processing facilities at its highest cost plant, and implementation of a carry-vessel concept, the decline in product pricing outpaced the cost cutting efforts which resulted in further inventory write-downs towards the end of Fiscal 2000. Subsequent to the completion of the 2000 fishing season, the Company implemented additional cost reduction measures in anticipation of the 2001 fishing season which include, among other things, a further reduction in fishing vessels and spotter planes and a corresponding reduction in off-season maintenance expenses for the rest of the fleet. Additionally, the Company reduced its off-season personnel associated with those maintenance programs and has planned a suspension of the Company's matching contribution to the Omega 401(k) Savings and Retirement Plan for Fiscal 2001. Given the Company's current projections of harvesting assumptions and no significant change in product market prices, the Company expects that positive gross profit margins should be attainable for Fiscal 2001.

   During Fiscal years 2000 and 1999, approximately 35% to 40% of Omega's regular grade fish meal was sold on a two to six month forward contract basis. The balance of regular grade and other products was substantially sold on a spot basis through purchase orders. The Company's annual revenues are highly dependent on both annual fish catch and inventories and, in addition, inventory is generally carried over from one fiscal year to another fiscal year. The Company determines the level of inventory to be carried over based on prevailing market prices of the products and anticipated customer usage and demand during the off season. Thus, production volume does not necessarily correlate with sales volume in the same fiscal year.

   The following table sets forth the Company's revenues by product (in millions) and the approximate percentage of total revenues represented thereby, for the indicated periods:

                                                             Three Months
                            Year Ended       Year Ended         Ended          Year Ended
                           December 31,     December 31,     December 31,    September 30,
                               2000             1999             1998             1998
                         ---------------- ---------------- ---------------- ----------------
                         Revenues Percent Revenues Percent Revenues Percent Revenues Percent
                         -------- ------- -------- ------- -------- ------- -------- -------
Regular Grade...........  $30.0     35.7%  $31.3     33.4%  $ 6.7     26.0%  $ 35.3    26.4%
Special Select..........   25.7     30.6    23.5     25.1     7.7     29.8     33.9    25.4
Sea-Lac.................    8.5     10.1     6.8      7.2     1.6      6.2      7.8     5.8
Crude Oil...............   12.1     14.4    25.9     27.7     8.0     31.0     46.7    35.0
Refined Oil.............    2.4      2.9     3.1      3.3     1.1      4.3      5.0     3.7
Fish Solubles...........    2.3      2.7     2.2      2.4     0.5      1.9      3.2     2.4
Venture Milling.........     --       --      --       --      --       --       --      --
Nets and Other..........    2.1      2.5     0.8      0.9     0.2      0.8      1.6     1.3
Northeast Organics......    0.6      0.7      --       --      --       --       --      --
Omega Shipyard..........    0.3      0.4      --       --      --       --       --      --
                          -----    -----   -----    -----   -----    -----   ------   -----
Total...................  $84.0    100.0%  $93.6    100.0%  $25.8    100.0%  $133.5   100.0%
                          =====    =====   =====    =====   =====    =====   ======   =====

Liquidity and Capital Resources

   Prior to the Omega April 1998 initial public offering, Zapata, as the sole stockholder of Omega, caused cash to be moved between the Company and Zapata as each company had cash needs. During Fiscal 1997, Zapata contributed to the Company as equity, $41.9 million of inter-company debt owed to Zapata. As a result of the Offering, Zapata and Omega are now separate public companies and each entity's capital resources and liquidity are legally independent of the other and dedicated to its own operations. As a result, the historical liquidity and capital resources of the Company may not be indicative of the Company's future liquidity and capital resources.

   The Company's primary resources of liquidity and capital resources have been cash flows from operations, borrowings from Zapata, bank credit facilities and term loans from various lenders provided pursuant to Title XI of the Marine Act of 1936 ("Title XI"). These sources of cash flows have been used for capital expenditures (including acquisitions) and payment of long-term debt. The Company expects to finance future expenditures through internally generated cash flows and, if necessary, through funds available from the Credit Facility and/or Title XI facilities described below.

   Under a program offered through National Marine Fisheries Services ("NMFS") pursuant to Title XI, the Company has secured loans through lenders with terms generally ranging between 12 and 20 years at interest rates between 6% and 8% per annum which are enhanced with a government guaranty to the lender for up to 80% of the financing. The Company's current Title XI borrowings are secured by liens on 17 fishing vessels and mortgages on the Company's Reedville, Virginia and Abbeville, Louisiana plants. In 1996, Title XI borrowing was modified to permit use of proceeds from borrowings obtained through this program for shoreside construction. To date, the Company has used the entire $20.6 million amount originally authorized under the program. Loans are now available under similar terms pursuant to the Title XI program without intervening lenders. The Company has made application for loans under this new program but has not yet closed on such applications.

   Omega had an unrestricted cash balance of $7.4 million at December 31, 2000, down $8.3 million from December 31, 1999. This decrease was due primarily to operating losses as a result of reduced selling prices for the Company's products.

   Investing activities used $6.9 million in Fiscal 2000 while using $15.1 million, $3.0 million and $48.7 million during Fiscal 1999, the Transition Period and Fiscal 1998, respectively. The higher Fiscal 1998 investing activities reflect the Acquisitions. Other than the Acquisitions, the Company's investing activities consisted mainly of capital expenditures for equipment purchases and replacements in Fiscal 2000, Fiscal 1999, the Transition Period and Fiscal 1998. The Company anticipates making approximately $2.0 million of capital expenditures in Fiscal 2001, a significant portion of which will be used to refurbish vessels, plant assets, and to repair certain equipment.

   Net financing activities used $1.2 million during Fiscal 2000 compared with $3.0 million provided in Fiscal 1999, $320,000 used in the Transition Period, and $67.4 million provided in Fiscal 1998. The Fiscal 2000 use of cash in financing activities is due to $1.2 million in debt repayments and no borrowing in Fiscal 2000 compared to $6.1 million provided in Fiscal 1999 and $68.0 million from the issuance of common stock in Fiscal 1998.

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

   On December 20, 2000 the Company entered into a $20.0 million revolving credit agreement with Bank of America, N.A. (the "Credit Facility"). Under the Credit Facility the Company may make borrowings in a principal amount not to exceed $20.0 million at any time. Borrowings under this facility may be used to finance ongoing working capital needs, to make acquisitions, and to issue standby or commercial letters of credit. Interest accrues on borrowings that will be outstanding under the Credit Facility at either (i) LIBOR plus 250 basis points or (ii) at the Company's option, the Bank's prime rate. The Credit Facility is collateralized by all of the

Company's trade receivables, inventory and equipment. The Company and its subsidiaries are required to comply with certain financial covenants, including maintenance of a minimum tangible net worth and maintenance of minimum EBITDA. In addition, the Credit Facility does not allow for the payment of cash dividends or stock repurchases and also limits capital expenditures and investments. As of December 31, 2000 the Company had no borrowings under the Credit Facility. The Credit Facility expires on December 20, 2003.

   On September 17, 1998, the Company's Board of Directors approved a stock repurchase program allowing the Company to repurchase up to 4,000,000 shares of its common stock. See "Item 5--Market For Registrant's Common Equity and Related Stockholder Matters." The Company has repurchased 413,100 shares pursuant to such authorization.

   The Company is continually considering potential transactions including, but not limited to, enhancement of physical facilities to improve production capabilities and the acquisition of other businesses. Certain of the potential transactions reviewed by the Company would, if completed, result in its entering new lines of business, although historically, reviewed opportunities have been related in some manner to the Company's existing operations. Although the Company does not, as of the date hereof, have any commitment with respect to a material acquisition, it could enter into such agreement in the future.

   The Company believes that the existing cash, cash equivalents, short-term investments and funds available through its Credit Facility will be sufficient to meet its working capital and capital expenditure requirements through at least the end of Fiscal 2002.

Results of Operations

   The following table sets forth as a percentage of revenues, certain items of the Company's operations for each of the indicated periods.

                                      Year Ended     Three Months
                                     December 31,       Ended      Year Ended
                                     --------------  December 31, September 30,
                                      2000    1999       1998        1998(1)
                                     ------  ------  ------------ -------------
Revenues...........................   100.0%  100.0%    100.0%        100.0%
Cost of sales......................    99.7    93.3      68.2          66.6
Inventory write-down...............    21.6    19.4       0.0           0.0
                                     ------  ------     -----         -----
Gross profit (loss)................   (21.3)  (12.7)     31.8          33.4
Selling, general and
 administrative....................     9.1     9.7       7.5           4.9
Impairment of long-lived assets....      --     2.4       0.0           0.0
                                     ------  ------     -----         -----
Operating income (loss)............   (30.4)  (24.8)     24.3          28.5
Interest income, (expense) net.....     (.3)    0.6       1.7          (0.1)
Other (expense) net................     (.4)   (0.4)     (0.2)         (0.2)
                                     ------  ------     -----         -----
Income (loss) before income taxes..   (31.1)  (24.6)     25.8          28.2
Benefit (provision) for income
 taxes.............................    11.2     8.9      (9.3)        (10.1)
                                     ------  ------     -----         -----
Net income (loss)..................   (19.9)  (15.7)     16.5          18.1
                                     ======  ======     =====         =====

--------
(1) The Acquisitions closed on November 3, 1997 and November 25, 1997, respectively.

 Fiscal 2000--1999

   Revenues. Fiscal 2000 revenues decreased $9.6 million, or 10.3% from $93.6 million in Fiscal 1999 to $84.0 million in Fiscal 2000. The decrease in revenues from Fiscal 1999 to Fiscal 2000 was attributable to lower selling prices of the Company's fish meal and fish oil. Fish meal sales prices and fish oil prices declined 7.3% and 20.0%, respectively, as compared to Fiscal 1999. Sales volume for the Company's fish oil decreased 32.1% during Fiscal 2000 as compared to Fiscal 1999. Sales volume for the Company's fish meal increased 12.8% during Fiscal 2000 as compared to Fiscal 1999. The Company attributes the decrease in selling prices to low cyclical feed costs affecting the protein industry.

   Cost of sales. Cost of sales, including depreciation, amortization and inventory write-down for Fiscal 2000 totaled $101.9 million, a $3.7 million decrease from $105.6 million in Fiscal 1999. Continuing market declines on the inventory values of the Company's fish meal and fish oil resulted in a recorded inventory write-down of $18.1 million in Fiscal 2000. The increase in cost of sales as a percent of revenues was due to decreases in the Company's selling prices for fish meal and fish oil of 7.3% and 20.0% respectively, during the twelve-month period ending Fiscal 2000 as compared to the previous twelve-month period ending Fiscal 1999. Per ton cost of sales were 1.3% higher in Fiscal 2000 as compared to Fiscal 1999, due mainly to a 38.0% lower fish oil yield in Fiscal 2000 creating higher cost inventories.

   Gross profit (loss). Gross loss increased in Fiscal 2000 $6.0 million or 50.2% from a gross loss of $11.9 million in Fiscal 1999 to a gross loss of $17.9 million in Fiscal 2000. As a percentage of revenues, the Company's gross profit margin decreased 8.6% in Fiscal 2000 as compared to Fiscal 1999. The decline in gross profit was the result of a 7.3% and 20.0% decline in selling prices for the Company's fish meal and fish oil an a $18.1 million inventory write-down charged against operations because of downward cyclical pricing pressures on the Company's fishing product inventories in Fiscal 2000, resulting in a negative gross profit margin.

   Selling, general and administrative expenses. Selling, general and administrative expenses decreased $1.5 million, or 15.9% from $9.1 million in Fiscal 1999 to $7.6 million in Fiscal 2000. As a percentage of revenues, selling, general and administrative expenses were approximately 9.7% in Fiscal 1999 and 9.1% in Fiscal 2000. The decrease was due primarily to a reduction in staff and related employee costs.

   Operating income (loss). As a result of the factors discussed above, the Company's operating loss increased $2.2 million to $25.5 million for Fiscal 2000, from a $23.3 million loss in Fiscal 1999. As a percentage of revenues, operating loss increased 5.6% from 24.8% in Fiscal 1999 to 30.4% in Fiscal 2000.

   Interest income (expense), net. Interest income, net decreased $907,000 or 147.7% from a net interest income of $614,000 in Fiscal 1999 to net interest expense of $293,000 in Fiscal 2000. This decrease in net interest income resulted from the Company's reduction in cash and cash equivalents available for investment purposes during Fiscal 2000 compared to Fiscal 1999.

   Other expense, net. Other expense, net decreased to $329,000 in Fiscal 2000 from $398,000 in Fiscal 1999. The decrease in other expense, net was due a reduction in amortization expense.

   Benefit for income taxes. The Company recorded a $9.4 million benefit for income taxes for Fiscal 2000. This represents an effective tax rate of 36.0% in comparison to a tax benefit of $8.3 million in Fiscal 1999. This represents an effective tax rate of 36.0% for both Fiscal 2000 and Fiscal 1999. The effective tax rates approximate the applicable combined state and federal statutory tax rates for the respective periods. The Company's ability to realize the entire benefit of its deferred tax asset requires that the Company achieve certain future earning levels prior to the expiration of its NOL carryforwards. The Company could be required to record a valuation allowance for a portion or all of its deferred tax asset if market conditions deteriorate and future earnings are below, or projected to be below, it current estimates.

 Fiscal 1999-1998

   Revenues. Fiscal 1999 revenues decreased $39.9 million, or 29.9% from $133.5 million in Fiscal 1998 to $93.6 million in Fiscal 1999. The decrease in revenues from Fiscal 1998 to Fiscal 1999 was attributable to lower selling prices of the Company's fish meal and fish oil. Fish meal sales prices and fish oil prices declined in Fiscal 1999 28.1% and 48.2% respectively as compared to the Fiscal 1998. Sales volumes for the Company's fish meal and fish oil increased 10.6% and 9.7% respectively during Fiscal 1999 as compared to Fiscal 1998. The Company attributes the decrease in selling prices to low cyclical feed cost affecting the protein industry.

   Cost of sales. Cost of sales, including depreciation, amortization and inventory write-down for Fiscal 1999 totaled $105.6 million, a $16.7 million increase from $88.9 million in Fiscal 1998. The cost of sales increase was primarily due to the cyclical market declines on the inventory values of the Company's fish meal and fish oil resulting in a recorded inventory write-down of $18.2 million. The increase in cost of sales as a percent of revenues was due to decreases in the Company's selling prices for fish meal and fish oil of 28.1% and 48.2% respectively, during the twelve-month period ending Fiscal 1999 as compared to the previous twelve-month period ending Fiscal 1998. Per ton cost of sales was 10.6% lower in Fiscal 1999 as compared to Fiscal 1998, due mainly to lower inventoriable costs associated with the Fiscal 1999 fishing season. During Fiscal 1998, in August and September of 1998, fishing operations were hampered by a series of hurricane and tropical storms that disrupted fishing operations, resulting in higher cost inventory.

   Gross profit (loss). Gross profit decreased $56.6 million or 126.6% from a gross profit of $44.7 million in Fiscal 1998 to a gross loss of $11.9 million in Fiscal 1999. As a percentage of revenues, the Company's gross profit margin decreased 46.1% in Fiscal 1999 as compared to Fiscal 1998. The decline in gross profit was the result of a 28.1% and 48.2% decline in selling prices for the Company's fish meal and fish oil, respectively, and a $18.2 million inventory write-down charged against operations because of downward cyclical pricing pressures on the Company's fishing product inventories in Fiscal 1999, resulting in a negative gross profit margin in Fiscal 1999 compared to Fiscal 1998.

   Selling, general and administrative expenses. Selling, general and administrative expenses increased $2.5 million, or 38.3% from $6.6 million in Fiscal 1998 to $9.1 million in Fiscal 1999. As a percentage of revenues, selling, general and administrative expenses were approximately 4.9% in Fiscal 1998 and 9.7% in Fiscal 1999. The increase was due primarily to increased personnel and marketing costs associated with the Company's expanded emphasis on specialty meals and oils combined with severance payments made during the quarter ended December 31, 1999 associated with reductions in management and administrative personnel.

   Asset write-down. An asset write-down of $2.3 million, which was 2.4% of revenues, was recorded in Fiscal 1999 resulting from the discontinued utilization of certain in-line processing facilities at the Morgan City plant.

   Operating income (loss). As a result of the factors discussed above, the Company's operating income decreased to a loss of $23.3 million for Fiscal 1999, from $38.1 million in Fiscal 1998. As a percentage of revenues, operating income decreased 3.7% from 28.5% in Fiscal 1998 to 24.8% in Fiscal 1999.

   Interest income (expense) net. Interest income, net increased $782,000 or 465.5% from a net interest expense of $168,000 in Fiscal 1998 to net interest income of $614,000 in Fiscal 1999. This increase resulted from the Company's reduction in its average outstanding borrowings during Fiscal 1999 compared to Fiscal 1998.

   Other expense, net. Other expense, net increased to $398,000 in Fiscal 1999 from $291,000 in Fiscal 1998. This increase was the result of a gain in Fiscal 1998 on the sale of non-producing assets, which was netted against other expenses.

   Provision (benefits) for income taxes. The Company had the same 36.0% effective tax rate for both Fiscal 1999 and Fiscal 1998. The effective tax rates approximate the applicable combined state and federal statutory tax rates for the respective periods.

 Transition Period 1998

   Revenues. For the Transition Period ending December 31, 1998, revenues were $25.8 million.

   Cost of sales. Cost of sales, including depreciation and amortization, for the Transition Period ended December 31, 1998 were $17.6 million or 68.2% of sales.

   Gross Profit. For the Transition Period ending December 31, 1998 gross profit was $8.2 million or 31.8% of sales.

   Selling, general and administrative expenses. For the Transition Period ending December 31, 1998, selling, general and administrative expenses were $1.9 million or 7.5% of sales.

   Operating income. For the Transition Period ending December 31, 1998, operating income was $6.3 million or 24.3% of sales.

   Interest income, net. For the Transition Period ending December 31, 1998, interest income, net was $429,000 or 1.7% of sales.

   Other expense, net. For the Transition Period ending December 31, 1998, other expense, net was $58,000 or 0.2% of sales.

   Provision for income taxes. For the Transition Period ending December 31, 1998, the Company recorded a tax provision of $2.4 million representing an effective tax rate of 36.0%.

Recently Issued Accounting Standards

   In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which, as amended, is effective for fiscal years beginning after June 15, 2000. SFAS 133 establishes standards requiring all derivatives to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. The Company will adopt the provisions of the statement in Fiscal 2001. The Company has completed its analysis of the provisions of SFAS 133 and has concluded that the implementation does not presently have a significant impact on the Company's results of operations or financial position.

Year 2000 System Issues

   The Year 2000 ("Y2K") issue is the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. The Company experienced no "Y2K" problems and does not expect any future "Y2K" problems.

Seasonally and Quarterly Results

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

Significant Factors That May Affect Forward-Looking Statements

   The Company wishes to caution investors that the following significant factors, and those factors described elsewhere in this Report, other filings by the Company with the SEC from time to time and press releases issued by the Company, could affect the Company's actual results which may to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company:

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

     4. The impact on the Company if it cannot harvest menhaden in U.S. jurisdictional waters if the Company fails to comply with U.S. citizenship ownership requirements.

     5. Risks inherent in the Company's venture into the sale of refined, non-hydrogenated menhaden oil for consumption in the U.S., including the unproven market for this product.

     6. Fluctuations in the Company's quarterly operating results due to the seasonality of the Company's business and the Company's deferral of sales of inventory based on worldwide prices for competing products.

     7. The ability of the Company to retain and recruit key officers and qualified personnel, vessel captains and crewmembers.

     8. Risks associated with the strength of local currencies of the countries in which its products are sold, changes in social, political and economic conditions inherent in foreign operations and international trade, including changes in the law and policies that govern foreign investment and international trade in such countries, changes in U.S laws and regulations relating to foreign investment and trade, changes in tax or other laws, partial or total expatriation, currency exchange rate fluctuations and restrictions on currency repatriation, the disruption of labor, political disturbances, insurrection or war and the effect of requirements of partial local ownership of operations in certain countries

     9. Risks related to unanticipated material adverse outcomes in any pending litigation or any other unfavorable outcomes or settlements. There can be no assurance that the Company will prevail in any pending litigation and to the extent that the Company sustains losses growing out of any pending litigation which are not presently reserved or otherwise provided for or insured against, its business, results of operation and financial condition could be adversely affected.

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

Item 7.A Quantitative and Qualitative Disclosure About Market Risk.

   In the normal course of business, the financial condition of the Company is exposed to minimal market risk associated with interest rate movements on the Company's borrowings. A one percent increase or decrease in the levels of interest rates on variable rate debt would not result in a material change to the Company's results of operations.

   Although the Company sells products in foreign countries, all of the Company's revenues are billed and paid for in US dollars. As a result, management does not believe that the Company is exposed to any significant foreign country currency exchange risk, and the Company does not utilize market risk sensitive instruments to manage its exposure to this risk.

Item 8. Financial Statements and Supplementary Data

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Omega Protein Corporation:

   In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and stockholders' equity present fairly, in all material respects, the financial position of Omega Protein Corporation and its subsidiaries (the "Company") at December 31, 2000 and 1999, and the results of its operations and cash flows for each of the two years in the period ended December 31, 2000, the three month period ended December 31, 1998, and the year ended September 30, 1998, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

New Orleans, Louisiana
February 23, 2001

                           OMEGA PROTEIN CORPORATION

                          CONSOLIDATED BALANCE SHEETS


                                                           December 31, December 31,
                          ASSETS                               2000         1999
                          ------                           ------------ ------------
                                                                (in thousands)
Current assets:
  Cash and cash equivalents...............................   $  7,403     $ 15,673
  Receivables, net........................................      9,570       15,991
  Inventories.............................................     37,032       46,112
  Prepaid expenses and other current assets...............        978          897
                                                             --------     --------
    Total current assets..................................     54,983       78,673
Other assets..............................................      9,786        7,107
Deferred tax assets, net..................................      6,843           --
Property and equipment, net...............................     88,872       90,368
                                                             --------     --------
      Total assets........................................   $160,484     $176,148
                                                             ========     ========
           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------
Current liabilities:
  Current maturities of long-term debt....................   $  1,227     $  1,146
  Accounts payable........................................      2,312        2,200
  Accrued liabilities.....................................     14,600       11,603
                                                             --------     --------
    Total current liabilities.............................     18,139       14,949
Long-term debt............................................     14,827       16,069
Deferred income taxes.....................................         --          583
Other liabilities.........................................         --          375
                                                             --------     --------
    Total liabilities.....................................     32,966       31,976
                                                             --------     --------
Minority interest in consolidated subsidiary..............         41           --
                                                             --------     --------
Commitments and contingencies

Stockholders' equity:
  Preferred Stock, $0.01 par value; authorized 10,000,000
   shares; none issued....................................         --           --
  Common Stock, $0.01 par value; authorized 80,000,000
   shares; 24,330,277 and 24,302,126 shares issued and
   outstanding, respectively..............................        243          243
  Capital in excess of par value..........................    111,884      111,835
  Retained earnings.......................................     17,385       34,129
  Common Stock in treasury, at cost--413,100 shares.......     (2,035)      (2,035)
                                                             --------     --------
    Total stockholders' equity............................    127,477      144,172
                                                             --------     --------
      Total liabilities and stockholders' equity..........   $160,484     $176,148
                                                             ========     ========

   The accompanying notes are an integral part of the consolidated financial statements.

                           OMEGA PROTEIN CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                   Year Ended       Three Months
                                  December 31,         Ended      Year Ended
                                ------------------  December 31, September 30,
                                  2000      1999        1998         1998
                                --------  --------  ------------ -------------
                                  (in thousands, except per share amounts)
Revenues....................... $ 84,042  $ 93,636    $25,759      $133,555
Cost of sales..................   83,825    87,369     17,553        88,870
Inventory write-down...........   18,117    18,188         --            --
                                --------  --------    -------      --------
Gross profit (loss)............  (17,900)  (11,921)     8,206        44,685
Selling, general, and
 administrative................    7,641     9,085      1,934         6,567
Impairment of long-lived
 assets........................       --     2,267         --            --
                                --------  --------    -------      --------
Operating income (loss)........  (25,541)  (23,273)     6,272        38,118
Interest (expense) income,
 net...........................     (293)      614        429          (168)
Other (expense), net...........     (329)     (398)       (58)         (291)
                                --------  --------    -------      --------
Income (loss) before income
 taxes.........................  (26,163)  (23,057)     6,643        37,659
Provision (benefit) for income
 taxes.........................   (9,419)   (8,301)     2,391        13,452
                                --------  --------    -------      --------
Net income (loss).............. $(16,744) $(14,756)   $ 4,252      $ 24,207
                                ========  ========    =======      ========
Earnings (loss) per share
 (basic)....................... $  (0.70) $  (0.62)   $  0.18      $   1.11
                                ========  ========    =======      ========
Average common shares
 outstanding...................   23,903    23,963     24,277        21,901
                                ========  ========    =======      ========
Earnings (loss) per share
 (diluted)..................... $  (0.70) $  (0.62)   $  0.18      $   1.10
                                ========  ========    =======      ========
Average common shares and
 common share equivalents
 outstanding...................   23,903    23,963     24,277        22,021
                                ========  ========    =======      ========


   The accompanying notes are an integral part of the consolidated financial statements.

                           OMEGA PROTEIN CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     Year Ended       Three Months
                                    December 31,         Ended      Year Ended
                                  ------------------  December 31, September 30,
                                    2000      1999        1998         1998
                                  --------  --------  ------------ -------------
                                                 (in thousands)
Cash flow provided by (used in)
 operating activities:
  Net income (loss).............  $(16,744) $(14,756)   $ 4,252       $24,207
  Adjustments to reconcile net
   income to net cash provided
   by (used in) operating
   activities:
  (Gain) loss on disposal of
   assets, net..................        84        (6)        --          (101)
  Depreciation and
   amortization.................     9,211     8,995      1,955         6,351
  Impairment of long-lived
   assets.......................        --     2,267         --            --
  Deferred income taxes.........    (7,426)   (2,277)       128         1,552
  Changes in assets and
   liabilities:
    Receivables.................     6,421    (7,089)     3,001        (1,967)
    Inventories, net of write-
     downs......................     9,080    (2,761)    (2,567)       (2,336)
    Accounts payable and accrued
     liabilities................     3,114       273     (7,365)        3,850
    Amounts due to parent.......        (5)      (36)      (263)       (4,860)
    Other, net..................    (3,922)   (1,604)      (731)       (1,180)
                                  --------  --------    -------       -------
      Total adjustments.........    16,557    (2,238)    (5,842)        1,309
                                  --------  --------    -------       -------
      Net cash provided by (used
       in)
       operating activities.....      (187)  (16,994)    (1,590)       25,516
                                  --------  --------    -------       -------
Cash flow provided by (used in)
 investing activities:
  Proceeds from sale of assets,
   net..........................        55         6         --         1,006
  Capital expenditures..........    (6,977)  (15,145)    (3,030)      (21,540)
  Acquisitions of property and
   equipment....................        --        --         --       (28,116)
                                  --------  --------    -------       -------
      Net cash (used in)
       investing activities.....    (6,922)  (15,139)    (3,030)      (48,650)
                                  --------  --------    -------       -------
Cash flow provided by (used in)
 financing activities:
  Proceeds from issuance of
   common stock.................        --        --         --        68,037
  Purchase of treasury stock....        --    (2,035)        --            --
  Proceeds from borrowings--Bank
   debt.........................        --     6,070         --         2,644
  Proceeds from borrowings--
   Parent.......................        --        --         --        28,116
  Repayments on borrowings--
   Parent.......................        --        --         --       (28,116)
  Principal payments of short
   and long-term debt
   obligations..................    (1,161)   (1,057)      (320)       (3,283)
                                  --------  --------    -------       -------
      Net cash provided by (used
       in)
       financing activities.....    (1,161)    2,978       (320)       67,398
                                  --------  --------    -------       -------
Net increase (decrease) in cash
 and cash equivalents...........    (8,270)  (29,155)    (4,940)       44,264
Cash and cash equivalents at
 beginning of period............    15,673    44,828     49,768         5,504
                                  --------  --------    -------       -------
Cash and cash equivalents at end
 of period......................  $  7,403  $ 15,673    $44,828       $49,768
                                  ========  ========    =======       =======

   The accompanying notes are an integral part of the consolidated financial statements.

                           OMEGA PROTEIN CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                              Capital
                                                                 in
                                Common Stock  Treasury Stock   Excess
                                ------------- --------------   of Par  Retained
                                Shares Amount Shares Amount    Value   Earnings
                                ------ ------ ------ -------  -------- --------
                                                (in thousands)
Balance at September 30,
 1997.........................  19,676  $197    --   $    --  $ 43,731 $ 20,426
  Initial public offering of
   common stock...............   4,600    46    --        --    67,991       --
  Net income..................      --    --    --        --        --   24,207
                                ------  ----   ---   -------  -------- --------
Balance at September 30,
 1998.........................  24,276   243    --        --   111,722   44,633
  Net income..................      --    --    --        --        --    4,252
                                ------  ----   ---   -------  -------- --------
Balance at December 31, 1998..  24,276   243    --        --   111,722   48,885
  Issuance of common stock....      26    --    --        --       113       --
  Purchase of treasury stock..      --    --   413    (2,035)       --       --
  Net loss....................      --    --    --        --        --  (14,756)
                                ------  ----   ---   -------  -------- --------
Balance at December 31, 1999..  24,302   243   413    (2,035)  111,835   34,129
  Issuance of common stock....      28    --    --        --        49       --
  Net loss....................      --    --    --        --        --  (16,744)
                                ------  ----   ---   -------  -------- --------
Balance at December 31, 2000..  24,330  $243   413   $(2,035) $111,884 $ 17,385
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

 Change in Fiscal Year

   On December 1, 1998 the Company's Board of Directors approved a change in the Company's fiscal year end from September 30 to December 31, effective beginning January 1, 1999. A three month transition period from October 1, 1998 through December 31, 1998 (the "Transition Period") precedes the start of the Fiscal 1999 year. "Fiscal 1998" refers to the year ended September 30, 1998. "Fiscal 1999" and "Fiscal 2000" refer to the twelve months ended on December 31 of each year, respectively.

 Consolidation

   The consolidated financial statements include the accounts of Omega and its wholly and majority owned subsidiaries. Investments in affiliated companies and joint ventures representing a 20.0% to 50.0% voting interest are accounted for using the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation.

   On April 5, 2000, the Company acquired for a nominal amount an additional 1.0% equity interest in a partially owned subsidiary previously accounted for under the equity method. As a result of the transaction, the Company now owns 51.0% of the investment and consolidates its operations.

 Revenue Recognition

   The Company recognizes revenue for the sale of its products when title and risk of loss to its products are transferred to the customer.

 Cash and Cash Equivalents

   The Company considers cash in banks and short-term investments with original maturities of three months or less as cash and cash equivalents.

                           OMEGA PROTEIN CORPORATION

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

 Property, Equipment and Depreciation

   Property and equipment additions are recorded at cost. Depreciation of property and equipment is computed by the straight-line method at rates expected to amortize the cost of property and equipment, net of salvage value, over their estimated useful lives. Estimated useful lives of assets acquired new, determined as of the date of acquisition are as follows:

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

 Pension Plans

   Annual costs of pension plans are determined actuarially based on SFAS No. 87, "Employers' Accounting for Pensions". The Company's policy is to fund U.S. pension plans at amounts not less than the minimum requirements of the Employee Retirement Income Security Act of 1974 and generally for obligations under its foreign plans to deposit funds with trustees under insurance policies. In Fiscal 1999, the Company adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". SFAS No. 132 revised and standardized the disclosure requirements for pensions and other postretirement benefit plans to the extent practicable. It does not change the measurement or recognition of these plans.

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

   At December 31, 2000 and 1999, the Company had cash deposits concentrated primarily in one major bank. In addition, the Company had Certificates of Deposit and commercial quality grade A2P2 rated or better with companies and financial institutions. As a result of the foregoing, the Company believes that credit risk in such investments is minimal.

 Earnings per Share

   Basic earnings per share was computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share was computed by dividing net income by the sum of the weighted average number of common shares outstanding and the effect of any dilutive stock options.

 Recently Issued Accounting Standards

   In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which, as amended, is effective for fiscal years beginning after June 15, 2000. SFAS 133 establishes standards requiring all derivatives to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. The Company will adopt the provisions of the statement in Fiscal 2001. The Company has completed its analysis the provisions of SFAS 133 and has concluded that the implementation does not presently have a significant impact on the Company's results of operations or financial position.

 Use of Estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                           OMEGA PROTEIN CORPORATION

 Reclassification

   During Fiscal 2000, certain reclassifications of prior year information have been made to conform to the current year presentation. These reclassifications had no effect on net income or stockholders' equity reported for prior periods.

NOTE 2.ASSET ACQUISITIONS

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

   On November 25, 1997, the Company purchased the fishing and processing assets of Gulf Protein, Inc. ("Gulf Protein"), which included six fishing vessels, five spotter planes, and the processing equipment located at the Gulf Protein plant near Morgan City, Louisiana for $13.6 million in cash and the assumption of $883,000 in liabilities (the "Gulf Protein Acquisition"). The Company accounted for both acquisitions as purchases, thus, the results of operations began being included in the Company's Statement of Operations beginning November 25, 1997. In connection with the Gulf Protein Acquisition, the Company also entered into a five-year lease for the Gulf Protein plant at a $220,000 annual rental rate. Due to the decline in the average per-ton prices for the Company's products, which occurred in Fiscal 1999, the Company elected to discontinue processing operations at its Morgan City plant for the 2000 fishing season and again for the 2001 fishing season. An impairment of long-lived assets in the amount of $2.3 million has been recorded in Fiscal 1999 to reduce the cost of this impairment in-line equipment to its current salvage value. Warehousing operations are being conducted at this facility until market conditions improve or other opportunities develop for the property.

   These two acquisitions were financed by a $28.1 million intercompany loan from Zapata. The interest rate on this loan was 8.5% and was repayable in quarterly installments beginning May 1, 1998. The loan, which was to mature on August 1, 2002, was prepaid in May 1998 with a portion of the proceeds from the Company's initial public offering described in Note 1.

NOTE 3.ACCOUNTS RECEIVABLE

   Accounts receivable as of December 31, 2000 and 1999 are summarized as follows:

                                                                 2000    1999
                                                                ------  -------
                                                                (in thousands)
      Trade.................................................... $6,714  $ 8,717
      Insurance................................................    740    1,354
      Employee.................................................     43       60
      Income tax...............................................  2,019    5,300
      Other....................................................    272      748
                                                                ------  -------
                                                                 9,788   16,179
      Less allowance for doubtful accounts.....................   (218)    (188)
                                                                ------  -------
                                                                $9,570  $15,991
                                                                ======  =======

                           OMEGA PROTEIN CORPORATION

NOTE 4.INVENTORY

   Inventory as of December 31, 2000 and 1999 is summarized as follows:

                                                                 2000    1999
                                                                ------- -------
                                                                (in thousands)
      Fish meal................................................ $19,474 $24,195
      Fish oil.................................................   7,590   8,343
      Fish solubles............................................     938   1,538
      Off-season cost..........................................   3,982   7,282
      Other materials & supplies...............................   5,048   4,754
                                                                ------- -------
      Total inventory.......................................... $37,032 $46,112
                                                                ======= =======

   During Fiscal 2000 and 1999, the Company provided $18.1 million and $18.2 million, respectively, in write-downs of the value of its fish meal and fish oil product inventories. The inventory write-downs were made necessary due to market prices the Company either has received or expects to receive for its products had declined to a level below the Company's cost basis in those products. The resultant net basis of $28.0 million and $34.1 million for the fish meal, oil and soluble products approximates current market value, less estimated selling costs, at December 31, 2000 and 1999, respectively.

NOTE 5.OTHER ASSETS

   Other assets as of December 31, 2000 and 1999 are summarized as follows:

                                                                 2000    1999
                                                                ------- -------
                                                                (in thousands)
      Fish nets................................................ $ 1,134 $ 1,258
      Prepaid pension cost.....................................   3,425   3,190
      Insurance receivable.....................................   4,196   1,830
      Title XI loan origination fee............................     396     339
      Note receivable..........................................     369      35
      Deposits.................................................     140     116
      Investments in unconsolidated affiliates.................       1      58
      Miscellaneous............................................     125     281
                                                                ------- -------
                                                                $ 9,786 $ 7,107
                                                                ======= =======

   Amortization expense for fishing nets amounted to $720,000 and $874,000 for the years ended December 31, 2000 and 1999, respectively, $195,000 for the three months ended December 31, 1998 and $879,000 for the year ended September 30, 1998.

                           OMEGA PROTEIN CORPORATION

NOTE 6.PROPERTY AND EQUIPMENT

   Property and equipment as of December 31, 2000 and 1999 are summarized as follows:

                                                               2000      1999
                                                             --------  --------
                                                              (in thousands)
      Land.................................................. $  5,390  $  5,390
      Plant assets..........................................   69,772    64,498
      Fishing vessels.......................................   72,933    66,859
      Furniture and fixtures................................    1,837     1,730
      Other.................................................       --     4,572
                                                              149,932   143,049
      Less accumulated depreciation and impairment..........  (61,060)  (52,681)
                                                             --------  --------
                                                             $ 88,872  $ 90,368
                                                             ========  ========

   Depreciation expense for the year ended December 31, 2000 and 1999 was $8.4 million and $7.9 million, respectively, $1.8 million for the three months ended December 31, 1998, and $5.5 million for the year ended September 30, 1998. During Fiscal 1999 the Company wrote-down approximately $2.3 million of impaired in-line processing assets in accordance with SFAS No. 121.

NOTE 7.NOTES PAYABLE AND LONG-TERM DEBT

   At December 31, 2000 and 1999, the Company's long-term debt consisted of the following:

                                                                 2000    1999
                                                                ------- -------
                                                                (in thousands)
U.S. government guaranteed obligations (Title XI loan)
 collateralized by a first lien on
 certain vessels and certain plant assets:
  Amounts due in installments through 2014, interest from 6.63%
   to 7.60%.................................................... $14,678 $15,564
  Amounts due in installments through 2014, interest at
   Eurodollar rates plus 4.5%; 7.17% and 5.96% at December 31,
   2000 and 1999, respectively.................................   1,092   1,171
Other debt at 8.0% at December 31, 2000 and 1999...............     284     480
                                                                ------- -------
Total debt.....................................................  16,054  17,215
    Less current maturities....................................   1,227   1,146
                                                                ------- -------
Long-term debt................................................. $14,827 $16,069
                                                                ======= =======

   At December 31, 2000 and 1999, the estimated fair value of debt obligations approximated book value.

   On December 22, 1999 the Company closed on its Fiscal 1999 Title XI application and received $5.6 million of Title XI borrowings for qualified Title XI projects. Originally the Company was authorized to receive up to $20.6 million in loans under the Title XI program, and has used the entire amount authorized under such program. The Title XI loans are secured by liens on certain of the Company's fishing vessels and mortgages on the Company's Reedville, Virginia and Abbeville, Louisiana plants. Loans are now available under similar terms pursuant to the Title XI program without intervening lenders. The Company has made application for loans under this new program but has not yet closed on such applications.

                           OMEGA PROTEIN CORPORATION

   On December 20, 2000 the Company entered into a three year $20.0 million revolving credit agreement with Bank of America, N.A. (the "Credit Facility"). Borrowings under this facility may be used for working capital and capital expenditures. The Credit Facility bears interest at a rate equal to (i) LIBOR plus 250 basis points or (ii) at the Company's option, the Bank's prime rate. The Credit Facility requires a per annum commitment fee of one-half of a percent (0.5%) on the daily average unused portion of the commitment of the Lender. The Credit Facility is collateralized by all of the Company's trade receivables, inventory and equipment. The Company and its subsidiaries are required to comply with certain financial covenants, including maintenance of a minimum tangible net worth and minimum EBITDA. In addition, the Credit Facility does not allow for the payment of cash dividends or stock repurchases and also limits capital expenditures and investments. As of December 31, 2000 the Company had no borrowings outstanding under the Credit Facility. The Credit Facility expires on December 20, 2003.

 Annual Maturities

   The annual maturities of long-term debt for the five years ending December 31, 2005 are as follows (in thousands):

       2001        2002           2003           2004           2005          Thereafter
      ------      ------         ------         ------         ------         ----------
      $1,227      $1,186         $1,173         $1,250         $1,336           $9,882

NOTE 8.CASH FLOW AND EARNINGS PER SHARE INFORMATION

   For purposes of the statement of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.

   Net cash provided by operating activities reflects cash payments of interest and income taxes.

                                                      Three Months
                             Year Ended   Year Ended     Ended      Year Ended
                            December 31, December 31, December 31, September 30,
                                2000         1999         1998         1998
                            ------------ ------------ ------------ -------------
                                               (in thousands)
   Cash paid during the
    fiscal year for:
     Interest..............    $1,207        $614         $436        $  883
     Income Tax............         2         705           --        17,803

   In Fiscal 2000 and Fiscal 1999, 28,000 and 26,000 shares, respectively, of the Company's common stock were issued to Directors as fees in a non cash transaction as payment in lieu of Board retainer and per diem fees.

   For the Fiscal years ended December 31, 2000 and 1999 and the three months ended December 1998, there were no effects of dilutive stock options. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (in thousands except share and per share data) for the year ended September 30, 1998.

                                              For the Year Ended September 30,
                                                            1998
                                              --------------------------------
                                                Income       Shares
                                              (Numerator) (Denominator) Amount
                                              ----------- ------------- ------
   Net Income................................   $24,207           --
                                                -------      -------
   Basic EPS
     Income available to common
      stockholders...........................    24,207       21,901    $1.11
                                                                        =====
   Effect of Dilutive Stock option grants....        --          120
                                                -------      -------
   Diluted EPS...............................
     Income available to common stockholders
      plus assumed conversions...............   $24,207      $22,021    $1.10
                                                =======      =======    =====

                           OMEGA PROTEIN CORPORATION

NOTE 9.INCOME TAXES

   The Company's provision (benefit) for income taxes consisted of the following:

                                    For the Year
                                        Ended        Three Months For the Year
                                    December 31,        Ended         Ended
                                   ----------------  December 31, September 30,
                                    2000     1999        1998         1998
                                   -------  -------  ------------ -------------
                                                 (in thousands)
   Current:
     State.......................  $  (785) $  (724)    $  199       $ 1,080
     U.S.........................   (1,208)  (5,300)     2,064        10,820
   Deferred:
     State.......................       --      100         --            50
     U.S.........................   (7,426)  (2,377)       128         1,502
                                   -------  -------     ------       -------
   Provision (benefit) for income
    taxes........................  $(9,419) $(8,301)    $2,391       $13,452
                                   =======  =======     ======       =======

   As of December 31, 2000 for federal income tax purposes, the Company has $31,557,000 in net operating losses expiring in 2006-2021, and approximately $1,226,000 in alternative minimum tax credit carryforward.

   The following table reconciles the income tax provisions computed using the U.S. statutory rate of 34.0% to the provisions reflected in the financial statements.

                                    For the Year
                                        Ended        Three Months For the Year
                                    December 31,        Ended         Ended
                                   ----------------  December 31, September 30,
                                    2000     1999        1998         1998
                                   -------  -------  ------------ -------------
                                                 (in thousands)
   Taxes at statutory rate.......  $(8,895) $(7,891)    $2,259       $13,181
   Foreign sales corporation
    exempt income................       --       --        (91)         (906)
   State taxes, net of federal
    benefit......................     (518)    (406)       129           735
   Other.........................       (6)      (4)        94           442
                                   -------  -------     ------       -------
   Provision (benefit) for income
    taxes........................  $(9,419) $(8,301)    $2,391       $13,452
                                   =======  =======     ======       =======

   Temporary differences and tax credit carryforwards that gave rise to significant portions of deferred tax assets and liabilities as of December 31, 2000 and 1999 are as follows:

                                                                 2000    1999
                                                                ------  ------
                                                                     (in
                                                                 thousands)
   Deferred tax assets:
     Assets and accruals not yet deductible.................... $3,410  $3,750
     Alternative minimum tax credit carryforwards..............  1,226   2,436
     Equity in loss of unconsolidated affiliates...............    306     306
     Net operating loss carryforward........................... 11,045     362
     Other.....................................................     50      70
                                                                ------  ------
       Total deferred tax assets............................... 16,037   6,924
                                                                ------  ------
   Deferred tax liabilities:
     Property and equipment.................................... (7,745) (6,232)
     Pension and other retirement benefits..................... (1,199) (1,116)
     State income tax..........................................   (250)   (250)
     Other.....................................................     --      91
                                                                ------  ------
       Total deferred tax liabilities.......................... (9,194) (7,507)
                                                                ------  ------
       Net deferred tax asset (liability)...................... $6,843  $ (583)
                                                                ======  ======

                           OMEGA PROTEIN CORPORATION

   The Company's ability to realize the entire benefit of its deferred tax asset requires that the Company achieve certain future earning levels prior to the expiration of its NOL carryforwards. The Company could be required to record a valuation allowance for a portion or all of its deferred tax asset if market conditions deteriorate and future earnings are below, or projected to be below, its current estimates.

NOTE 10. ACCRUED LIABILITIES

   Accrued liabilities as of December 31, 2000 and 1999 are summarized as follows:

                                                                 2000    1999
                                                                ------- -------
                                                                (in thousands)
   Salaries and benefits....................................... $ 4,695 $ 3,625
   Insurance...................................................   7,793   5,101
   Taxes, other than income tax................................      79       8
   Federal and State income taxes..............................      --     271
   Trade creditors.............................................   1,908   2,518
   Other.......................................................     125      80
                                                                ------- -------
     Total accrued liabilities................................. $14,600 $11,603
                                                                ======= =======

NOTE 11. EMPLOYEE 401(k) PLAN

   All qualified employees of the Company are covered under the Omega Protein 401(k) Savings and Retirement Plan (the "Plan"). The Company contributes matching contributions to the Plan based on employee contributions and compensation. Contributions to the plan totaled approximately $816,000 in Fiscal 2000, $1,004,000 in Fiscal 1999, $298,000 in the Transition Period and $502,000 in Fiscal 1998. The Company has elected to suspend its matching contributions to the Plan for Fiscal 2001 and will evaluate its position concerning the matching contributions prior to the Fiscal 2002 Plan year.

NOTE 12. PENSION AND STOCK OPTION PLANS

 Pension Plan

   The Company has a pension plan covering substantially all employees. Plan benefits are generally based on an employee's years of service and compensation level. The plan has adopted an excess benefit formula integrated with covered compensation. Participants are 100% vested in the accrued benefit after five years of service.

   Components of net periodic benefit cost:

                                                      Three Months
                             Year Ended   Year Ended     Ended      Year Ended
                            December 31, December 31, December 31, September 30,
                                2000         1999         1998         1998
                            ------------ ------------ ------------ -------------
                                               (in thousands)
   Service cost............   $   646      $   664       $ 155        $   540
   Interest cost...........     1,668        1,396         344          1,338
   Expected return on plan
    assets.................    (2,206)      (2,036)       (446)        (1,897)
   Amortization of
    transition asset and
    other deferrals........      (343)        (324)        (16)          (320)
                              -------      -------       -----        -------
     Net periodic pension
      cost.................   $  (235)     $  (300)      $  37        $  (339)
                              =======      =======       =====        =======

                           OMEGA PROTEIN CORPORATION

   The Company's funding policy is to make contributions as required by applicable regulations. No contributions to the plan have been required since 1984. The plan's funded status and amounts recognized in the Company's balance sheet at December 31, 2000 and 1999, are presented below:

                                                      December 31, December 31,
                                                          2000         1999
                                                      ------------ ------------
                                                           (in thousands)
   Change in Benefit Obligation
   Benefit Obligation at beginning of year...........   $22,378      $21,230
   Service Cost......................................       646          664
   Interest Cost.....................................     1,668        1,396
   Actuarial (Gain)/Loss.............................      (949)        (629)
   Benefits Paid.....................................    (1,449)        (283)
                                                        -------      -------
   Benefit Obligation at end of year.................   $22,294      $22,378

   Change in Plan Assets
   Plan Assets at Fair Value at beginning of year....   $24,651      $23,172
   Actual Return on Plan Assets......................      (480)       1,762
   Benefits Paid.....................................    (1,449)        (283)
                                                        -------      -------
   Plan Assets at Fair Value at end of year..........   $22,722      $24,651

   Reconciliation of Prepaid (Accrued) and Total
    Amount Recognized
   Funded Status of Plan.............................   $   428      $ 2,273
   Unrecognized Prior Service Cost...................         2            5
   Unrecognized Net Transition (Asset)...............      (607)        (953)
   Unrecognized Net (Gain)/Loss......................     3,602        1,865
                                                        -------      -------
   Prepaid / (Accrued) Pension Cost..................   $ 3,425      $ 3,190
   Prepaid Benefit Cost..............................   $ 3,425      $ 3,190
                                                        -------      -------
   Net Amount Recognized.............................   $ 3,425      $ 3,190

   Weighted Average Assumptions at end of year
   Discount Rate.....................................      7.50%        7.50%
   Long-Term Rate of Return..........................      9.00%        9.00%
   Salary Scale up to age 50.........................      5.00%        5.00%
   Salary Scale over age 50..........................      4.50%        4.50%

   The unrecognized transition asset at October 1, 1987, was $5.2 million, which is being amortized over 15 years. For Fiscal 2000 and Fiscal 1999, the actuarial present value of the projected benefit obligation was based on a 4.75% weighted-average annual increase in salary levels and a 7.50% discount rate. Pension plan assets are invested in cash, common and preferred stocks, short-term investments and insurance contracts. The projected long-term rate of return on plan assets was 9.0% in Fiscal 2000 and Fiscal 1999, respectively. The unrecognized net loss of $3.4 million at December 31, 2000 is expected to be reduced by future returns on plan assets and through decreases in future net pension credits.

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

                           OMEGA PROTEIN CORPORATION

   On January 26, 1998, the Non-Management Director Stock Option Plan (the "Directors Plan") was approved by the Board. The Directors Plan provides that the initial Chairman of the Board be granted options to purchase 568,200 shares of the Common Stock and each other initial non-employee director of the Company will be granted options to purchase 14,200 shares of Common Stock at a price determined by the Board.

   On June 27, 2000, the 1998 Incentive Plan and the Director Plan were amended and restated in their entirety and renamed the 2000 Long-Term Incentive Plan ("2000 Incentive Plan"). The substantive changes from the 1998 Incentive Plan and the Directors Plan in the amendment and restatement of the 2000 Incentive Plan were (a) the 2000 Incentive Plan allows annual option grant awards of 10,000 shares to each non-employee Director and (b) the 2000 Incentive Plan allows for the aggregate number of option shares available for issuance under the plan to equal 25.0% of the number of shares of common stock outstanding at any time with an absolute maximum of no more than 15 million shares available for awards at any time. Reference is made to the Company's 2000 proxy statement for a complete summary of all the differences among the three plans.

   The Company applies the provisions of APB Opinion 25 and related interpretations in accounting for the Plan. In 1995, the FASB issued SFAS No. 123 "Accounting for Stock-Based Compensation" which, if fully adopted by the Company, would change the methods the Company applies in recognizing the cost of the Plans. Adoption of the cost recognition provisions of SFAS No. 123 is optional and the Company has decided not to elect these provisions of SFAS No.
123. However, pro forma disclosures as if the Company adopted the cost recognition provisions of SFAS No. 123 in 1995 are required by SFAS No. 123 and are presented below.

   Had the compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS No. 123, the Company's net income and net income per common share for the periods presented would approximate the pro forma amounts below (in thousands, except per share data):

                                                                                    Year Ended
                            Year Ended          Year Ended         Transition     September 30,
                         December 31, 2000   December 31, 1999       Period            1998
                         ------------------  ------------------  --------------- ----------------
                            As       Pro        As       Pro        As     Pro      As      Pro
                         Reported   Forma    Reported   Forma    Reported Forma  Reported  Forma
                         --------  --------  --------  --------  -------- ------ -------- -------
SFAS No. 123 charge..... $     --  $  6,971  $     --  $  5,951   $   --  $1,538 $    --  $ 3,958
Net income (loss)....... $(16,744) $(23,715) $(14,756) $(20,707)  $4,252  $2,714 $24,207  $20,249
Net income (loss) per
 common share (basic)... $  (0.70) $  (0.99) $  (0.62) $  (0.86)  $ 0.18  $ 0.11 $  1.11  $  0.92

   The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to 1995, and the Company anticipates making awards in the future under its stock-based compensation plans.

   Under the 2000 Incentive Plan, the Company is authorized to issue shares of Common Stock pursuant to "Awards" granted in various forms, including incentive stock options (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended), non-qualified stock options, and other similar stock-based Awards. The Company granted stock options in Fiscal 1998, 1999 and 2000 under the Plan and its predecessor plans in the form of non-qualified stock options.

   In accordance with APB Opinion 25, the Company has not recognized any compensation cost for these stock options granted in Fiscal 2000, Fiscal 1999 or in Fiscal 1998.

                           OMEGA PROTEIN CORPORATION

   A summary of the status of the Company's stock options granted to employees and directors as of December 31, 2000, 1999, and 1998, and September 30, 1998 and the changes during the years are presented below. Prior to January 1998, there was no Company stock option plan for the Company's employees or directors.

                                                                        Weighted
                                                           Number of    Average
                                                             Shares     Exercise
                                                         (in thousands)  Price
                                                         -------------- --------
   Outstanding at September 30, 1997....................        --       $   --
   Granted..............................................     2,446        12.90
   Exercised............................................        --           --
   Forfeited............................................        --           --
   Expired..............................................        --           --
   Outstanding at September 30, 1998....................     2,446        12.90
                                                             -----
   Granted..............................................        --           --
   Exercised............................................        --           --
   Forfeited............................................        --           --
   Expired..............................................        --           --
   Outstanding at December 31, 1998.....................     2,446        12.90
                                                             -----
   Granted..............................................     1,043         6.83
   Exercised............................................        --           --
   Forfeited............................................      (219)       12.72
   Expired..............................................        --           --
                                                             -----
   Outstanding at December 31, 1999.....................     3,270        10.96
   Granted..............................................     2,696         2.40
   Exercised............................................        --           --
   Forfeited............................................      (781)       10.18
   Expired..............................................        --           --
                                                             -----
   Outstanding at December 31, 2000.....................     5,185       $ 6.64
                                                             =====

   There were 312,750 options granted on October 28, 1999 which had a weighted average exercise price of $3.50 whereas the closing market rate on that date was $2.875. All other options that have been granted were equal to the average of the high and low market prices on the date of grant.

   The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                              Fiscal  Fiscal  Transition Fiscal
                  Assumptions                  2000    1999     Period    1998
                  -----------                 ------  ------  ---------- ------
   Expected Term.............................  5.00     5.00      5.00     5.00
   Expected Volatility....................... 45.96%  34.320%   32.623%  32.623%
   Expected Dividend Yield...................  0.00%    0.00%     0.00%    0.00%
   Risk-Free Interest Rate...................  6.34%    5.24%     5.52%    5.52%

                           OMEGA PROTEIN CORPORATION

   The following table summarizes information about the 2000 Incentive Plan stock options outstanding at December 31, 2000.

                          Options Outstanding       Options Exercisable
                     ------------------------------ --------------------
                                          Weighted
                                 Weighted  Average              Weighted
                                 Average  Remaining             Average
   Range of            Number    Exercise  Contr.     Number    Exercise
   Exercise Prices   Outstanding  Price     Life    Exercisable  Price
   ---------------   ----------- -------- --------- ----------- --------
   $1.88 to $17.25    5,184,250   $6.64     8.33     1,454,084   $11.87

NOTE 13. CERTAIN TRANSACTIONS AND ARRANGEMENTS BETWEEN THE COMPANY AND ZAPATA

   The Company provides to Zapata payroll and certain administrative services billed at their approximate cost. During Fiscal 2000, Fiscal 1999, Transition Period, and Fiscal 1998, fees for these services totaled $13,500 $97,000, $68,000, and $156,000, respectively. The cost of such services was based on the estimated percentage of time that employees spend working on Zapata's matters as a percent of total time worked. The Company's management deemed this allocation method to be reasonable.

   Upon completion of the Company's initial public offering in 1998 the Company and Zapata entered into certain agreements that included the Separation, Sublease, Registration Rights, Tax Indemnity and Administrative Services Agreements. The Separation Agreement required the Company to repay $33.3 million of indebtedness and current payables owed by the company to Zapata contemporaneously with the consummation of the Company's initial public offering and prohibits Zapata from competing with the Company for a period of five years. The Sublease Agreement provides for the Company to lease its principal corporate offices in Houston, Texas from Zapata and provides the Company with the ability to utilize certain shared office equipment for no additional charge. The Registration Rights Agreement sets forth the rights and responsibilities of each party concerning certain registration filings and provides for the sharing of fees and expenses related to such filings. The Tax Indemnity Agreement requires the Company to be responsible for federal, state and local income taxes from its operations. The Administrative Services Agreement allows the Company to provide certain administrative services to Zapata at the Company's estimated cost.

   The following represents intercompany activity for the periods presented:

                            For Year     For Year   Three Months   For Year
                             Ended        Ended        Ended         Ended
                          December 31, December 31, December 31, September 30,
                              2000         1999         1998         1998
                          ------------ ------------ ------------ -------------
                                             (in thousands)
Beginning balance due
 Zapata..................    $  --         $ 36        $ 299       $  5,159
Income taxes payable to
 Zapata..................       --          100           --          7,261
Administrative services
 provided by Zapata to
 the Company.............       --           --           --             --
Administrative services
 provided by the Company
 to Zapata...............     (14)         (97)         (68)          (156)
Loans with Zapata to the
 Company.................       --           --           --         28,116
Payments to the Company
 by Zapata...............        9          (39)        (195)       (40,081)
Capital contribution by
 Zapata to the Company...       --           --           --             --
                             -----         ----        -----       --------
Ending balance due from
 Zapata..................    $  (5)        $ --        $  36       $    299
                             =====         ====        =====       ========

                           OMEGA PROTEIN CORPORATION

NOTE 14. COMMITMENTS AND CONTINGENCIES

 Operating Lease Payable

   Future minimum payments under non-cancelable operating lease obligations aggregate $2,138,000, and for the five years ending December 31, 2005 are (in thousands):

   2001               2002                         2003                         2004                         2005
   ----               ----                         ----                         ----                         ----
   $606               $536                         $327                         $332                         $244

   Rental expense for operating leases was $760,000, $714,000, $170,000 and $606,000 in Fiscal 2000, Fiscal 1999, the Transition Period and Fiscal 1998, respectively.

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

NOTE 15. INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

   The Company operates within one industry segment, menhaden fishing, for the production and sale of fish meal, fish solubles and fish oil. Export sales of fish oil and fish meal were approximately $21.7 million, $38.6 million, $7.9 million and $55.4 million in Fiscal 2000, Fiscal 1999, the Transition Period and Fiscal 1998, respectively. Such sales were made primarily to European markets. In Fiscal 2000, Fiscal 1999, the Transition Period and Fiscal 1998, sales to one customer were approximately $6.3 million, $8.7 million, $3.2 million and $17.0 million, respectively.

   The following table shows the geographical distribution of revenues (in millions) based on location of customers:

                                                For Year Ended   For Year Ended
                                                 December 31,     December 31,
                                                     2000             1999
                                               ---------------- ----------------
                                               Revenues Percent Revenues Percent
                                               -------- ------- -------- -------
   U.S........................................ $63,713    75.8% $55,039    58.8%
   Europe.....................................   5,661     6.7%  19,215    20.5%
   Asia.......................................   2,441     2.9%   7,942     8.5%
   Mexico.....................................   6,557     7.8%   4,756     5.1%
   Canada.....................................   3,385     4.0%   3,443   103.7%
   Other......................................   2,285     2.8%   3,241     3.4%
                                               -------   -----  -------   -----
   Total...................................... $84,042   100.0% $93,636   100.0%
                                               =======   =====  =======   =====

                           OMEGA PROTEIN CORPORATION

                                                 Three Months
                                                    Ended        For Year Ended
                                                 December 31,    September 30,
                                                     1998             1998
                                               ---------------- ----------------
                                               Revenues Percent Revenues Percent
                                               -------- ------- -------- -------
   U.S........................................ $17,835    69.2% $ 78,106   58.5%
   Europe.....................................   3,259    12.7%   29,101   21.8%
   Asia.......................................   2,462     9.6%       --     --
   Canada.....................................     137      .5%    8,729    6.5%
   Mexico.....................................   1,201     4.7%    4,214    3.2%
   Other......................................     865     3.3%   13,405   10.0%
                                               -------   -----  --------  -----
   Total...................................... $25,759   100.0% $133,555  100.0%
                                               =======   =====  ========  =====

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

                                              Quarter Ended 2000
                                 ----------------------------------------------
                                 March 31, June 30,  September 30, December 31,
                                   2000      2000        2000          2000
                                 --------- --------  ------------- ------------
                                   (in thousands, except per share amounts)
   Revenues.....................  $19,387  $20,873     $ 17,864      $25,918
   Gross profit (loss)..........    1,090      144      (14,173)      (4,961)
   Operating income (loss)......   (1,282)  (1,861)     (15,783)      (6,615)
   Net income (loss)............     (901)  (1,279)     (10,189)      (4,375)
   Earnings (loss) per share:
   Basic........................    (0.04)   (0.05)       (0.43)       (0.18)
   Diluted......................    (0.04)   (0.05)       (0.43)       (0.18)
                                              Quarter Ended 1999
                                 ----------------------------------------------
                                 March 31, June 30,  September 30, December 31,
                                   1999      1999        1999          1999
                                 --------- --------  ------------- ------------
                                   (in thousands, except per share amounts)
   Revenues.....................  $22,155  $18,222     $ 23,677      $29,582
   Gross profit (loss)..........    6,669    1,339      (15,060)      (4,869)
   Operating income (loss)......    4,481     (961)     (17,038)      (9,755)
   Net income (loss)............    3,060     (518)     (10,886)      (6,412)
   Earnings (loss)per share:
   Basic........................     0.13    (0.02)       (0.46)       (0.27)
   Diluted......................     0.13    (0.02)       (0.46)       (0.27)

                           OMEGA PROTEIN CORPORATION

   The following tables sets forth certain unaudited operations data as a percentage of revenues for each of the Company's preceding eight quarters:

                                              Quarter Ended 2000
                                 ----------------------------------------------
                                 March 31, June 30,  September 30, December 31,
                                   2000      2000        2000          2000
                                 --------- --------  ------------- ------------
   Revenues.....................   100.0%   100.0%       100.0%       100.0%
   Gross profit (loss)..........     5.6%     0.7%       (79.3)%      (19.1)%
   Operating income (loss)......    (6.6)%   (8.9)%      (88.4)%      (25.5)%
   Net income (loss)............    (4.6)%   (6.1)%      (57.0)%      (16.9)%
                                              Quarter Ended 1999
                                 ----------------------------------------------
                                 March 31, June 30,  September 30, December 31,
                                   1999      1999        1999          1999
                                 --------- --------  ------------- ------------
   Revenues.....................   100.0%   100.0%       100.0%       100.0%
   Gross profit (loss)..........    30.1%     7.3%       (21.4)%      (16.5)%
   Operating income (loss)......    19.9%    (5.3)%      (71.9)%      (33.0)%
   Net income (loss)............    13.8%    (2.8)%      (46.0)%      (21.7)%

Item 9. Changes in and Disagreements with Accountants and Financial Disclosure.

   Not applicable.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

   Pursuant to General Instruction G on Form 10-K, the information called for by Item 10 of Part III of Form 10-K is incorporated by reference to the information set forth in the Company' definitive proxy statement relating to its 2001 Annual Meeting of Stockholders the "2001 Proxy Statement") to be filed pursuant to Regulation 14-A under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), in response to Items 401 and 405 of Regulation S-K under the Securities Act of 1933, as amended, and the Exchange Act ("Regulation S-K"). Reference is also made to the information appearing in
Item 1 of Part I of this Annual Report on Form 10-K under the caption "Business and Properties--Executive Officers of the Registrant."

Item 11. Executive Compensation

   Pursuant to General Instruction G of Form 10-K, the information called for by Item 11 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2001 Proxy Statement in response to Item 402 of Regulation S-K, excluding the material concerning the report on executive compensation and the performance graph specified by paragraphs (k) and (l) of such Item.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   Pursuant to General Instruction G of Form 10-K, the information called for by Item 12 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2001 Proxy Statement in response to Item 403 of Regulation S-K.

Item 13. Certain Relationships and Related Transaction

   Pursuant to General Instruction G of Form 10-K, the information called for by Item 13 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2001 Proxy Statement in response to Item 404 of Regulation S-K.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

   (a) (1) Consolidated financial statements, Omega Protein Corporation and subsidiary companies

                                                                           Page
                                                                           ----
      Report of PricewaterhouseCoopers LLP, Independent Accountants.......  17

      Consolidated balance sheets as of December 31, 2000 and 1999........  18

      Consolidated statements of operations for the year ended December
       31, 1999, the three month period ended December 31, 1998 and the year ended September 30, 1998......................................  19

      Consolidated statements of cash flows for the year ended December
       31, 2000, the three month period ended December 31, 1998 and the year ended September 30, 1998......................................  20

      Consolidated statements of stockholders' equity for the year ended
       December 31, 2000, the three month period ended December 31, 1998 and the year ended September 30, 1998..............................  21

      Notes to consolidated financial statements..........................  22

   (a) (2) Financial Statement Schedule.

   Filed herewith as a financial statement schedule is the schedule supporting Omega's consolidated financial statements listed under paragraph (a) of this Item, and the Report of Independent Accountants' with respect thereto.

   (a) (3) Exhibits

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

  10.11*+ --Omega Protein Corporation 2000 Long-Term Incentive Plan (Appendix A to Omega Proxy Statement dated May 3, 2000).

  10.12   --Loan and Security Agreement dated December 20, 2000 between Omega,
           Omega Protein, Inc. and Bank of America, N.A.

  10.13   --Revolving Credit Note dated December 20, 2000 in favor of Bank of
           America, N.A.

  10.14   --Security Agreement dated as of December 20, 2000 among Omega
           Shipyard, Inc., Omega Net, Inc., Protein Finance Company, Protein
           Operating Company, Protein Securities Company, and Protein (U.S.A)
           Company, in favor of Bank of America, N.A.

  10.15   --Unconditional Guaranty Agreement dated as December 20, 2000 among
           Omega Shipyard, Inc., Omega Net, Inc., Protein Finance Company,
           Protein Operating Company, Protein Securities Company, and Protein
           (U.S.A.) Company, in favor of Bank of America, N.A.

  10.16*+ --Change of Control Agreement dated February 1, 2000 between the
           Company and Bernard White. (Exhibit 10.16 Omega Annual Report on
           Form 10-K for the year ended December 31, 1999).

  10.17*+ --Change of Control Agreement dated February 1, 2000 between the
           Company and Jonathan Specht. (Exhibit 10.17 to Omega Annual Report on Form 10-K for year ended December 31, 1999).

    21    --Schedule of Subsidiaries

    23    --Consent of PricewaterhouseCoopers LLP
--------
          --Report of Independent Accountants on Financial Statement Schedule

          --Financial Statement Schedule of valuation and qualifying accounts

*  Incorporated by reference
+ Management Contract or Compensatory Plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 14 (a) of Form 10-K and
   Item 601 of Regulation S-K.

   (b) Reports on Form 8-K.

     None.

                           OMEGA PROTEIN CORPORATION

                 SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

                              Balance  Charged                         Balance
                                at     to Costs Charged                 at End
                             Beginning   and    to Other                  of
        Description          of Period Expenses Accounts Deductions(A)  Period
        -----------          --------- -------- -------- ------------- --------
September 30, 1997:
  Allowance for doubtful
   accounts................. $160,881  $50,000   $  --     $(35,164)   $175,717
September 30, 1998:
  Allowance for doubtful
   accounts................. $175,717  $27,500   $  --     $(11,167)   $192,050
December 31, 1998:
  Allowance for doubtful
   accounts................. $192,050  $    --   $  --     $     --    $192,050
December 31, 1999:
  Allowance for doubtful
   accounts................. $192,050  $30,000   $  --     $(33,557)   $188,493
December 31, 2000:
  Allowance for doubtful
   accounts................. $188,493  $30,000   $  --     $   (626)   $217,867

--------
(A) Allowance for Doubtful Accounts--uncollectible accounts written off.

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
 of Omega Protein Corporation:

   Our audits of the consolidated financial statements of Omega Protein Corporation referred to in our report dated March 3, 2001, are included in
Item 8 of this Form 10-K also included an audit of the financial statement schedule listed in Item 14(a) (2) of this Form 10-K. In our opinion, this financial statement schedule, presents fairly, in all material respects, the information required to be included therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

New Orleans, Louisiana
February 23, 2001

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 20, 2001.

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

   KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Joseph L. von Rosenberg III or Robert W. Stockton, or either of them, his true and lawful attorney's-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign to the Company's Form 10-K for the year ended December 31, 2000 and any or all statements, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

March 20, 2001

   Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

 /s/ Joseph L. von Rosenberg III       President and Chief          March 20, 2001
______________________________________  Executive Officer and
     Joseph L. von Rosenberg III        Director

      /s/ Robert W. Stockton           Executive Vice President,    March 20, 2001
______________________________________  Chief Financial Officer
          Robert W. Stockton            and Corporate Secretary
                                        (Principal Financial and
                                        Accounting Officer)

       /s/ Avram A. Glazer             Chairman                     March 20, 2001
______________________________________
           Avram A. Glazer

       /s/ Malcom I. Glazer            Director                     March 20, 2001
______________________________________
          Malcolm I. Glazer

        /s/ Gary L. Allee              Director                     March 20, 2001
______________________________________
            Gary L. Allee

        /s/ William Lands              Director                     March 20, 2001
______________________________________
            William Lands