Form 10-Q
period 2001-03-31
OMEGA PROTEIN CORP
filed 2001-05-08
CIK 1053650

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

                 For the quarterly period ended March 31, 2001

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


      Registrant's telephone number, including area code: (713) 623-0060
                             _____________________

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  Y   No__.
    ---

     Number of shares outstanding of the Registrant's Common Stock, par value $0.01 per share, on May 1, 2001: 23,933,959

================================================================================

                           OMEGA PROTEIN CORPORATION
                               TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

         Unaudited Condensed Consolidated Balance Sheet as of March 31, 2001
            and December 31, 2000........................................................................  3
         Unaudited Condensed Consolidated Statement of Operations for the
            three months ended March 31, 2001 and 2000...................................................  4
         Unaudited Condensed Consolidated Statement of Cash Flows for the
           three months ended March 31, 2001 and 2000....................................................  5
         Notes to Unaudited Condensed Consolidated Financial Statements..................................  6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.......... 13

Item 3.   Quantitative and Qualitative Disclosures About Market Risk..................................... 19


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings.............................................................................. 19

Item 2.   Changes in Securities and Use of Proceeds...................................................... 19

Item 3.   Defaults Upon Senior Securities................................................................ 19

Item 4.   Submission of Matters to a Vote of Security Holders............................................ 19

Item 5.   Other Information.............................................................................. 19

Item 6.   Exhibits and Reports on Form 8-K............................................................... 19

Signatures............................................................................................... 20

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements and Notes


                           OMEGA PROTEIN CORPORATION
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

                                                                                    March 31,         December 31,
                                                                                      2001                2000
                                                                                  -------------      --------------
                                                                                            (in thousands)
                                  ASSETS
                                  ------
Current assets:
    Cash and cash equivalents..................................................     $  16,484           $   7,403
    Receivables, net...........................................................         8,054               9,570
    Inventories................................................................        27,659              37,032
    Prepaid expenses and other current assets..................................           593                 978
                                                                                    ---------           ---------

           Total current assets................................................        52,790              54,983
Other assets...................................................................         9,870               9,786
Deferred tax assets, net.......................................................         7,055               6,843
Property and equipment, net....................................................        86,893              88,872
                                                                                    ---------           ---------

                Total assets...................................................     $ 156,608           $ 160,484
                                                                                    =========           =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
    Current maturities of long-term debt.......................................     $   1,249           $   1,227
    Accounts payable...........................................................         1,127               2,312
    Accrued liabilities........................................................        12,589              14,600
                                                                                    ---------           ---------
        Total current liabilities..............................................        14,965              18,139
Long-term debt.................................................................        14,506              14,827
                                                                                    ---------           ---------
        Total liabilities......................................................        29,471              32,966
                                                                                    ---------           ---------

Minority interest in consolidated subsidiary...................................            23                  41
                                                                                    ---------           ---------
Commitments and contingencies

Stockholders' equity:
    Preferred stock, $0.01 par value; authorized 10,000,000 shares; none
      issued...................................................................          --                  --
    Common stock, $0.01 par value; authorized 80,000,000 shares; 24,339,081 shares and 24,330,277 shares issued and outstanding,

respectively...................................................................           243                 243
    Capital in excess of par value.............................................       111,898             111,884
    Retained earnings..........................................................        17,008              17,385
    Common stock in treasury, at cost - 413,100 shares.........................        (2,035)             (2,035)
                                                                                    ---------           ---------
        Total stockholders' equity.............................................       127,114             127,477
                                                                                    ---------           ---------
                 Total liabilities and stockholders' equity....................     $ 156,608           $ 160,484
                                                                                    =========           =========

    The accompanying notes are an integral part of the unaudited condensed consolidated statements.

                            OMEGA PROTEIN CORPORATION
            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                                                               Three Months Ended
                                                                                    March 31,
                                                                      -------------------------------------
                                                                           2001                    2000
                                                                      -------------            ------------
                                                                     (in thousands, except per share amounts)
Revenues........................................................      $      19,023            $     19,387
Cost of sales...................................................             18,013                  18,297
                                                                      -------------            ------------
Gross profit....................................................              1,010                   1,090
Selling, general, and administrative expense....................              1,508                   2,372
                                                                      -------------            ------------
Operating  loss.................................................               (498)                 (1,282)
Interest expense, net...........................................               (131)                    (33)
Other income (expense), net.....................................                 40                     (92)
                                                                      -------------            ------------
Loss before income taxes........................................               (589)                 (1,407)
Benefit for income taxes........................................               (212)                   (506)
                                                                      -------------            ------------
Net loss........................................................      $        (377)           $       (901)
                                                                      =============            ============
Loss per share, both basic and diluted..........................      $       (0.02)           $      (0.04)
                                                                      =============            ============
Average common shares outstanding...............................             23,926                  23,889
                                                                      =============            ============

    The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                            OMEGA PROTEIN CORPORATION
            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                  ------------------------------
                                                                                     2001               2000
                                                                                  -----------        -----------
                                                                                           (in thousands)
Cash flows provided by operating activities:

    Net loss.................................................................     $      (377)       $      (901)
    Adjustments to reconcile net loss to net cash provided by
        operating activities:
        Loss (gain) on disposal of assets, net...............................             (86)                94
        Depreciation and amortization........................................           2,463              2,454
        Deferred income taxes................................................            (212)              (463)
        Changes in assets and liabilities:
            Receivables......................................................           1,516              2,405
            Inventories......................................................           9,373              6,031
            Accounts payable and accrued liabilities.........................          (3,196)            (1,786)
            Other, net.......................................................             (73)               (98)
                                                                                  -----------        -----------
                 Total adjustments...........................................           9,785              8,637
                                                                                  -----------        -----------
                 Net cash  provided by operating activities..................           9,408              7,736
                                                                                  -----------        -----------
Cash flows used in investing activities:
    Proceeds from the sale of assets, net....................................              86                 --
    Capital expenditures.....................................................            (114)            (4,128)
                                                                                  -----------        -----------
                 Net cash used in investing activities.......................             (28)            (4,128)
                                                                                  -----------        -----------
Cash flows used in financing activities:
    Principal payments of short and long-term debt obligations...............            (299)              (294)
                                                                                  -----------        -----------
                 Net cash used in financing activities.......................            (299)              (294)
                                                                                  -----------        -----------
Net increase in cash and cash equivalents....................................           9,081              3,314

Cash and cash equivalents at beginning of year...............................           7,403             15,673
                                                                                  -----------        -----------
Cash and cash equivalents at end of period...................................     $    16,484        $    18,987
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

     On April 5, 2000, the Company acquired for a nominal amount an additional 1.0% equity interest in a partially owned subsidiary previously accounted for under the equity method. As a result of the transaction, the Company owned 51.0% of the investment and consolidates its operations.

Revenue Recognition

     The Company recognizes revenue for the sale of its products when title and risk of loss to its products are transferred to the customer.

Cash and Cash Equivalents

     The Company considers cash in banks and short-term investments with original maturities of three months or less as cash equivalents.

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

Income Taxes

     The Company utilizes the liability method to account for income taxes. This method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of existing temporary differences between the financial reporting and tax reporting basis of assets and liabilities, and operating loss and tax credit carryforwards for tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize the benefits, or that future deductability is uncertain.

Property, Equipment and Depreciation

     Property and equipment additions are recorded at cost. Depreciation of property and equipment is computed by the straight-line method at rates expected to amortize the cost of property and equipment, net of salvage value, over their estimated useful lives. Estimated useful lives of assets acquired new, determined as of the date of acquisition are as follows:

                                                                                             Useful Lives
                                                                                               (years)
                                                                                           ----------------
        Fishing vessels and fish processing plants........................................      15-20
        Furniture and fixtures............................................................       3-10

     Replacements and major improvements are capitalized; maintenance and repairs are charged to expense as incurred. Upon sale or retirement of an asset, the costs and related accumulated depreciation are eliminated from the accounts. Any resulting gains or losses are included in the statement of operations.

Pension Plans

     Annual costs of pension plans are determined actuarially based on SFAS No. 87, "Employers' Accounting for Pensions." The Company's policy is to fund U.S. pension plans at amounts not less than the minimum requirements of the Employee Retirement Income Security Act of 1974. In Fiscal 1999, the Company adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Post-Retirement Benefits." SFAS No. 132 revised and standardized the disclosure requirements for pensions and other post-retirement benefit plans to the extent practicable. It does not change the measurement or recognition of these plans.

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

     At March 31, 2001 and December 31, 2000, the Company had cash deposits concentrated primarily in two major banks. In addition, the Company had Certificates of Deposit and commercial quality grade A2P2 rated or better securities paper with companies and financial institutions. As a result of the foregoing, the Company believes that credit risk in such investments is minimal.

Earnings Per Share

     Basic earnings per share were computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share were computed by dividing net income by the sum of the weighted average number of common shares outstanding and the effect of any dilutive stock options.

Recently Issued Accounting Standards

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which, as amended, is effective for fiscal years beginning after June 15, 2000. SFAS No.133 establishes standards requiring all derivatives to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. The Company adopted the provisions of the statement on January 1, 2001. The Company's implementation of the provisions of SFAS No.133 did not have a significant impact on the Company's existing operations.

     The Company adopted the provisions of Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," on January 1, 2001. The implementation of SAB No. 101 did not have an impact on the Company's financial position or results of operations.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


Note 2.  Accounts Receivable

     Accounts receivable as of March 31, 2001 and December 31, 2000 are summarized as follows:

                                                                                 March 31,          December 31,
                                                                                   2001                 2000
                                                                                -----------         ------------
                                                                                          (in thousands)
        Trade.................................................................  $     6,061         $      6,714
        Insurance.............................................................          406                  740
        Employee..............................................................          115                   43
        Income tax............................................................        1,522                2,019
        Other.................................................................          175                  272
                                                                                -----------         ------------
        Total accounts receivable.............................................        8,279                9,788
        Less allowance for doubtful accounts..................................         (225)                (218)
                                                                                -----------         ------------
        Receivables, net......................................................  $     8,054         $      9,570
                                                                                ===========         ============

  Note 3. Inventory

     Inventory as of March 31, 2001 and December 31, 2000 is summarized as follows:

                                                                                   March 31,        December 31,
                                                                                     2001               2000
                                                                                  -----------       ------------
                                                                                            (in thousands)
        Fish meal.............................................................  $     7,930         $     19,474
        Fish oil..............................................................        3,519                7,590
        Fish solubles.........................................................          505                  938
        Off-season cost.......................................................       10,488                3,982
        Other materials & supplies............................................        5,217                5,048
                                                                                -----------         ------------
        Total inventory.......................................................  $    27,659         $     37,032
                                                                                ===========         ============


During the third and fourth quarter of Fiscal 2000, the Company provided $18.1 million in write-downs of the value of its fish meal and fish oil product inventories. Those inventory write-downs were made necessary due to market prices the Company either had received or expected to receive for its products which had declined to a level below the Company's cost basis in those products. Product inventories at March 31, 2001 were stated at the lower of cost or market and no further write-downs were required.

Note 4. Other Assets

Other assets as of March 31, 2001 and December 31, 2000 are summarized as follows:

                                                                                   March 31,        December 31,
                                                                                     2001               2000
                                                                                  -----------       ------------
                                                                                          (in thousands)
        Fishing nets..........................................................    $       896        $     1,134
        Prepaid pension cost..................................................          3,349              3,425
        Insurance receivable..................................................          4,638              4,196
        Title XI loan origination fee.........................................            401                396
        Note receivable.......................................................            367                369
        Deposits..............................................................            130                140
        Investments in unconsolidated affiliates..............................              1                  1
        Miscellaneous.........................................................             88                125
                                                                                  -----------        -----------
        Total other assets....................................................    $     9,870        $     9,786
                                                                                  ===========        ===========

     Amortization expense for fishing nets amounted to $237,000 and $241,000 for the quarters ended March 31, 2001 and 2000, respectively.

     The Company carries insurance for certain losses relating to its vessels and Jones Act liability for employees aboard its vessels (collectively, "Vessel Claims Insurance"). The typical Vessel Claims Insurance policy contains an annual aggregate deductable ("AAD") for which the Company remains responsible, while the insurance carrier is responsible for all applicable amounts which exceed the AAD. It is the Company's policy to accrue current amounts due and record amounts paid out on each claim. Once payments exceed the AAD the Company records an insurance receivable for a given policy year.

     For the period from October 1, 1998 to March 31, 2000, the Company placed its Vessel Claims Insurance coverage with HIH Casualty and General Insurance, Ltd., an insurance company that is part of HIH Insurance Limited, a larger Australian insurance company ("HIH"). In April 2001, HIH petitioned a court in Australia to place it in provisional liquidation. The Company estimates, based on its existing reserves for open claims for the period covered by HIH, that HIH owes approximately $1.6 million either to the Company or on the Company's behalf. This amount could be adjusted upward or downward as additional claims and their corresponding reserves become finalized.

     On April 25, 2001, a U.S. District Court issued a preliminary injunction order which stayed all proceedings against HIH in the United States and prevents creditors and insureds such as Omega from attempting to foreclose on HIH assets located in the United States. Based on information presented at the hearing in which this injunction order was issued, the Company believes that HIH has collateral and reinsurance policies available which may cover some portion of the Company's claims, although the Company is unable to estimate what portion it may ultimately recover.

     The Company intends to file a claim for recovery of its $1.6 million receivable in the Australian liquidation proceedings and any applicable state insurance regulatory proceedings. However, based on the very early nature of the proceedings, the Company believes that the ultimate outcome of the Company's recovery against HIH cannot be ascertained at this time.

Note 5. Property and Equipment

     Property and equipment at March 31, 2001 and December 31, 2000 are summarized as follows:

                                                                                   March 31,                December 31,
                                                                                     2001                      2000
                                                                              ------------------         ------------------
                                                                                             (in thousands)
             Land.....................................................        $            5,390         $            5,390
             Plant assets.............................................                    69,772                     69,772
             Fishing vessels..........................................                    72,933                     72,933
             Furniture and fixtures...................................                     1,837                      1,837
             Other....................................................                       114                          -
                                                                              ------------------         ------------------
             Total property and equipment.............................                   150,046                    149,932
             Less accumulated depreciation and impairment.............                   (63,153)                   (61,060)
                                                                              ------------------         ------------------
             Property and equipment, net..............................        $           86,893         $           88,872
                                                                              ==================         ==================

     Depreciation expense for the quarters ended March 31, 2001 and 2000 was $2.1 million and $2.2 million, respectively.

Note 6. Notes Payable and Long-Term Debt

     At March 31, 2001 and December 31, 2000, the Company's long-term debt consisted of the following:

                                                                                                   March 31,        Decemeber 31,
                                                                                                     2001              2000
                                                                                                ---------------     --------------
U.S. government guaranteed obligations (Title XI loan) collateralized by a first lien on certain vessels and  certain plant assets:
      Amounts due in installments through 2014, interest from 6.63% to 7.6%........             $        14,447     $       14,678
      Amounts due in installments through 2014,  interest at Eurodollar rates plus 4.5%; 6.9% and 7.17% at March 31, 2001 and December 31, 2000,
        respectively...............................................................                       1,072              1,092
Other debt at 8% at March 31, 2001 and December 31, 2000...........................                         236                284
                                                                                                ---------------     --------------
Total debt.........................................................................                      15,755             16,054
                Less current maturities............................................                      (1,249)            (1,227)
                                                                                                ---------------     --------------
Long-term debt.....................................................................             $        14,506     $       14,827
                                                                                                ===============     ==============

     At March 31, 2001 and December 31, 2000, the estimated fair value of debt obligations approximated book value.

On December 22, 1999 the Company closed on its Fiscal 1999 Title XI application and received $5.6 million of Title XI borrowings for qualified Title XI projects. Originally, the Company was authorized to receive up to $20.6 million in loans under the Title XI program, and has used the entire amount authorized under such program. The Title XI loans are secured by liens on certain of the Company's fishing vessels and mortgages on the Company's Reedville, Virginia and Abbeville, Louisiana plants. Loans are now available under similar terms pursuant to the Title XI program without intervening lenders. The Company has made application for an additional loan of $1.9 million under this new program to be used for qualified Title XI Projects, but has not yet closed on such applications.

On December 20, 2000 the Company entered into a three year $20.0 million revolving credit agreement with Bank of America. N.A. (the "Credit Facility"). Borrowings under this facility may be used for working capital and capital expenditures. Borrowings under the Credit Facility bears interest at a rate equal to (i) LIBOR plus 250 basis points or (ii) at the Company's option, the Bank's prime rate. The Credit Facility requires a per annum commitment fee of one-half of a percent (0.5%) on the daily average unused portion of the commitment of the Lender. The Credit Facility is collateralized by all of the Company's trade receivables, inventory and equipment. The Company and its subsidiaries are required to comply with certain financial covenants, including maintenance of a minimum tangible net worth and minimum EBITDA. In addition, the Credit Facility does not allow for the payment of cash dividends or stock repurchases and also limits capital expenditures and investments. As of March 31, 2001 the Company had no borrowings outstanding under the Credit Facility. The Credit Facility expires on December 20, 2003.

Note 7. Accrued Liabilities

     Accrued liabilities as of March 31, 2001 and December 31, 2000 are summarized as follows:

                                                                                  March 31,                December 31,
                                                                                    2001                      2000
                                                                              ------------------        ------------------
                                                                                             (in thousands)
        Salary and benefits.......................................            $            2,997        $            4,695
        Insurance.................................................                         7,669                     7,793
        Taxes, other than income tax..............................                           356                        79
        Federal and state income taxes............................                             -                         -
        Trade creditors...........................................                           928                     1,908
        Other.....................................................                           639                       125
                                                                              ------------------        ------------------
        Total accrued liabilities.................................            $           12,589        $           14,600
                                                                              ==================        ==================

Note 8. Commitments and Contingencies

Litigation

     The Company is defending various claims and litigation arising from its operations. In the opinion of management, uninsured losses, if any (including those losses that may become uninsured due to the insolvency of HIH as described in Note 4 of the Company's Consolidated Financial Statements) resulting from these matters will not have a material adverse effect on the Company's results of operations, cash flows or financial position.

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

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

     Forward-looking statements in this Form 10-Q, future filings by the Company with the Securities and Exchange Commission (the "Commission"), the Company's press releases and oral statements by authorized officers of the Company are intended to be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the risks set forth under the caption "Significant Factors that May Affect Forward Looking Statements" appearing in Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company believes that forward-looking statements made by it are based on reasonable expectations. However, no assurances can be given that actual results will not differ materially from those contained in such forward-looking statements. Forward-looking statements involve statements that are predictive in nature, which depend upon or refer to future events or conditions, which include the words "estimate," "project," "anticipate," "expect," "predict," "believe" and similar expressions. The Company assumes no obligation to update forward-looking statements.

General

     As used herein, the term "Omega" or the "Company" refers to Omega Protein Corporation and its consolidated subsidiaries, as applicable. All references herein to a "fiscal" year mean the 12-month period ended December 31 of such year. The Company's principal executive offices are located at 1717 St. James Place, Suite 550, Houston, Texas 77056 (Telephone: (713) 623-0060).

     Omega is the largest U.S. producer of protein-rich meal and oil derived from marine sources. The Company's products are produced from menhaden (a fish found in commercial quantities), and includes regular grade and value added specialty fish meals, crude and refined fish oils and fish solubles. The Company's fish meal products are used as nutritional feed additives by animal feed manufacturers and by commercial livestock and poultry farmers. The Company's crude fish oil is sold to food producers in Europe and its refined fish oil products are used in aquaculture feeds and certain industrial applications. Fish solubles are sold as protein additives for animal feed and as organic fertilizers.

     The fish catch is processed into regular grade fish meal, specialty fish meals, fish oils and fish solubles at the Company's four processing plants located in Virginia, Mississippi and Louisiana. The Company owns 65 fishing vessels (40 of which were directly involved in the harvesting operations during Fiscal 2000) and owns 33 and leases 8 spotter aircraft (of which 41 were directly involved in the Fiscal 2000 harvesting operations) that are used to harvest menhaden in coastal waters along the U.S. mid-Atlantic and Gulf of Mexico coasts. In 2000, the Company converted four of its fishing vessels to "carry vessels" which did not engage in active fishing but instead carried fish catch from the Company's offshore fishing vessels to its plants Additionally, the Company has elected to temporarily cease its in-line processing operations at its Morgan City plant location during Fiscal 2000 and will not reopen the plant for the 2001 fishing season due to the continuing depressed prices received for the Company's products. Certain damaged processing equipment at this facility has been removed and scrapped. Warehousing operations are being conducted at the facility until market conditions improve or other opportunities develop for the property.

     The Company's harvesting season generally extends from May through December on the mid-Atlantic coast and from April through October on the Gulf coast. During the off season, the Company fills purchase orders from the inventory it has accumulated during the fishing season. Prices for the Company's products tend to be lower during the fishing season when product is more abundant than in the off season. Throughout the entire year, prices are significantly influenced by supply and demand in world markets for competing products, particularly soybean meal for its fish meal products and vegetable oils and fats for its fish oil products when used as an alternative to vegetable oils and fats. Beginning early in Fiscal 1999 and continuing through Fiscal 2000 world grain and oilseed markets were burdened by excess supplies compared to demand for such products which, in turn, resulted in prices for most major commodities being sharply lower than in previous years. Correspondingly, the Company's product prices have been adversely impacted during these periods, resulting in decreased gross margins, and the recording of $18.1 million in inventory write-downs during Fiscal 2000. Product pricing for the Company's products experienced modest increases during the quarter ended March 31, 2001, compared with 2000. These small increases resulted from diminished global fish meal and fish oil inventories during the period as opposed to a general strengthening in the world's other competing products. Although management believes the net realizable value of inventory held as of March 31, 2001 further approximates its costs, it is possible, that in the event prices decrease during the second quarter of Fiscal 2001, a downward valuation of its existing inventories held at June 30, 2001 may be required. Accordingly, it is possible that gross profit margins may continue to decline in prospective quarters.
     In an effort to reduce price volatility and to generate higher, more consistent profit margins, the Company is continuing its efforts towards the production and marketing of specialty meal products, which generally have higher margins than the Company's regular grade meal product. Additionally, the Company is attempting to introduce its refined fish oil into the U.S. food market where initial marketing efforts have indicated significantly increased margin opportunities and more stable demand requirements than the Company's traditional crude fish oil markets.

     Though the Company implemented several cost-cutting measures during Fiscal 2000, which included, among other items, a reduction in its fishing fleet and spotter planes, temporary closure of in-line processing facilities at its highest cost plant, and implementation of a carry-vessel concept, the decline in product pricing outpaced the cost-cutting efforts which resulted in further inventory write-downs towards the end of Fiscal 2000. Subsequent to the completion of the 2000 fishing season, the Company implemented additional cost reduction measures in anticipation of the 2001 fishing season which include, among other things, a further reduction in the number of fishing vessels and spotter planes and a corresponding reduction in off-season maintenance expenses for the rest of the fleet. Additionally, the Company reduced its off-season personnel associated with those maintenance programs and has planned a suspension of the Company's matching contribution to the Omega 401(k) Savings and Retirement Plan for Fiscal 2001. Given the Company's current projections of harvesting assumptions and no significant change in product market prices, the Company expects that positive gross margins should be attainable for Fiscal 2001.

Liquidity and Capital Resources

     The Company's primary resources of liquidity and capital resources have been cash flows from operations, bank credit facilities and term loans from various lenders provided pursuant to Title XI of the Marine Act of 1936 ("Title XI"). These sources of cash flows have been used for capital expenditures (including acquisitions) and payment of long-term debt. The Company expects to finance future expenditures through internally generated cash flows and, if necessary, through funds available from the Credit Facility and/or Title XI facilities described below.

     Under a program offered through National Marine Fisheries Services
("NMFS") pursuant to Title XI, the Company has secured loans through lenders with terms generally ranging between 12 and 20 years at interest rates between 6.0% and 8.0% per annum which are enhanced with a government guaranty to the lender for up to 80.0% of the financing. The Company's current Title XI borrowings are secured by liens on 17 fishing vessels and mortgages on the Company's Reedville, Virginia and Abbeville, Louisiana plants. In 1996, Title XI borrowing was modified to permit use of proceeds from borrowings obtained through this program for shoreside construction. To date, the Company has used the entire $20.6 million amount originally authorized under the program. Loans are now available under similar terms pursuant to the Title XI program without intervening lenders. The Company has made application for an additional loan of $1.9 million under this new program but has not yet closed on such applications.

     Omega had an unrestricted cash balance of $16.5 million at March 31, 2001, an increase of $9.1 million from December 31, 2000. This increase was due to a $9.4 million increase in cash provided by operating activities during the first quarter of Fiscal 2001.

     Investing activities used $28,000 in the three months ended March 31, 2001 and $4.1 million during the three months ended March 31, 2000. The Company's investing activities consisted mainly of proceeds from the sale of assets and capital expenditures for equipment purchases and equipment replacements in the three-month periods ended March 31, 2001 and 2000.

     Net financing activities used $299,000 and $294,000 to repay debt obligations during the three-month period ended March 31, 2001 and March 31, 2000, respectively.

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

Results of Operations

         The following table sets forth as a percentage of revenues certain items of the Company's operations for each of the indicated periods:

                                                         Three Months Ended
                                                              March 31,
                                                     --------------------------
                                                        2001            2000
                                                     ----------      ----------
    Revenues ......................................    100.0%          100.0%
    Cost of sales .................................    (94.7)          (94.4)
                                                       -----           -----
    Gross profit ..................................      5.3             5.6
    Selling, general and administrative............     (7.9)          (12.2)
                                                       -----           -----
    Operating  (loss) .............................     (2.6)           (6.6)
    Interest  (expense), net ......................     (0.7)           (0.2)
    Other expense net .............................     (0.2)           (0.5)
                                                       -----           -----
    Loss before income taxes ......................     (3.1)           (7.3)
    Benefit for income taxes ......................     (1.1)           (2.6)
                                                       -----           -----
    Net loss ......................................     (2.0)           (4.7)
                                                       =====           =====

Interim Results for the Quarters ended March 31, 2001 and 2000

     Revenues. For the quarter ended March 31, 2001, revenues decreased $364,000 or 5.2%, from $19.4 million in the quarter ended March 31, 2000 to $19.0 million in the quarter ended March 31, 2001. The revenue decrease was attributable to lower sales volumes of 11.2% and 4.4% for the Company's fish meal and fish oil, respectively, for the first quarter of 2001 compared with the first quarter of 2000. Fish meal sales prices increased 12.0% and fish oil sales prices decreased 10.6%. The Company attributes higher fish meal sales prices in the first quarter ending March 31, 2001 to favorable demand in world markets for its fishmeal products. The Company attributes the decrease in fish oil selling prices to competing oilseed markets burdened by excess supplies for the first quarter ending March 31, 2001.

     Cost of Sales. Cost of sales, including depreciation and amortization, for the current quarter ended March 31, 2001 was $18.0 million, a 1.6% decrease from $18.3 million in the quarter ended March 31, 2000. Cost of sales as a percent of revenues was 94.7% and 94.4% in the quarters ended March 31, 2001 and 2000 respectively. The increase in cost of sales as a percent of revenues was due primarily to higher cost inventories carried forward from Fiscal 2000.

     Gross Profit. Gross profit decreased $80,000 or 7.3% from $1.1 million in the quarter ended March 31, 2000 to $1.0 million in the current quarter ended March 31, 2001. As a percentage of revenues, the Company's gross profit margin decreased 0.3% in the current quarter ended March 31, 2001 compared to the same period in the prior fiscal year. The decline in gross profit was primarily due to the higher cost inventories carried forward from Fiscal 2000. During Fiscal 2000 the Company experienced reduced crude fish oil production yields (approximately 38.0% lower yields compared to Fiscal 1999). These reduced yields were primarily a result of the reduced fat content in the fish which resulted from poor nutritional conditions caused by the extreme drought conditions suffered along the Gulf of Mexico region during late Fiscal 1999 and early Fiscal 2000.

     Selling, general and administrative expenses. Selling, general and administrative expenses decreased $864,000 or 36.4% from $2.4 million in the first quarter ended March 31, 2000 as compared to $1.5 million in the current quarter ended March 31, 2001. The decrease in expense was due primarily to a reduction in employee staff and related employee costs.

     Operating loss. As a result of the factors discussed above, the Company's operating loss decreased $784,000 from $1.3 million in the quarter ended March 31, 2000 to a loss of $498,000 for the quarter ended March 31, 2001. As a percentage of revenues, operating loss decreased from 6.6% in the quarter ended March 31, 2000 to 2.6% in the period ended March 31, 2001.

     Interest expense, net. Interest expense, net increased by $98,000 in the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000. The increase in interest expense net is the result of a reduction in interest income due to a reduction in cash and cash equivalents available for investment purposes during the quarter ended March 31, 2001 as compared to the previous quarter ended March 31, 2000.

     Benefit for income taxes. The Company recorded a $212,000 benefit for income taxes for the quarter ended March 31, 2001. This represents an effective tax rate of 36.0% on a $0.6 million loss for the quarter ended March 31, 2001 compared to a $506,000 million benefit for income tax in the quarter ended March 31, 2000, representing an effective tax rate of 36.0%. The effective tax rate approximates the applicable combined state and federal statutory tax rates for the respective periods.

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

Significant Factors That May Affect Forward-Looking Statements

     The Company cautions investors that the following significant factors, and those factors described elsewhere in this Report, in other filings by the Company with the SEC from time to time and in press releases issued by the Company, could affect the Company's actual results of operations and thereby causing such results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company:

1. The Company's ability to meet its raw material requirements through its annual menhaden harvest, which is subject to fluctuation due to natural conditions over which the Company has no control, such as varying fish population, adverse weather conditions and disease.

2. The impact on the prices for the Company's products caused by worldwide supply and demand relationships over which the Company has no control and which tend to fluctuate to a significant extent over the course of a year and from year to year.

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

8. Risks associated with the strength of local currencies of the countries in which the Company's products are sold, changes in social, political and economic conditions inherent in foreign investment and international trade in such countries, changes in U.S. laws and regulations relating to foreign investment and trade, changes in tax or other laws, partial or total expatriation, currency exchange rate fluctuations and restrictions on currency repatriation, the disruption of labor, political disturbances, insurrection or war and the effect of requirements of partial local ownership of operations in certain countries.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

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

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

     The Company is involved in various claims and disputes arising in the normal course of business, including claims made by employees under the Jones Act which generally are covered by the Company's insurance. The Company believes that it has adequate insurance coverage for all existing matters and that the outcome of all pending proceedings, individually and in the aggregate, will not have a material adverse effect upon the Company's business, results of operations, cash flows or financial position. See also Note 4 to Consolidated Financial Statements in Part I -Item 1.

Item 2.   Changes in Securities and Use of Proceeds

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

     (a)     Exhibits:

             None

     (b)   Reports on Form 8-K:

           None

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        OMEGA PROTEIN CORPORATION
                                               (Registrant)



May 7, 2001                     By:     /s/ ROBERT W. STOCKTON
                                   ---------------------------------------------
                                   (Executive  Vice President,  Chief Financial
                                         Officer and Corporate Secretary)