Form 10-Q
period 2001-06-30
OMEGA PROTEIN CORP
filed 2001-08-09
CIK 1053650

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

                 For the quarterly period ended June 30, 2001


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
Yes  Y   No   .
    ---    ---

     Number of shares outstanding of the Registrant's Common Stock, par value $0.01 per share, on July 30, 2001: 23,942,248


================================================================================

                           OMEGA PROTEIN CORPORATION
                               TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Unaudited Condensed Consolidated Balance Sheet as of June 30, 2001
           and December 31, 2000............................................................................   3
         Unaudited Condensed Consolidated Statement of Operations for the
           three months and six months ended June 30, 2001 and 2000.........................................   4
         Unaudited Condensed Consolidated Statement of Cash Flows for the
           six months ended June 30, 2001 and 2000..........................................................   5
         Notes to Unaudited Condensed Consolidated Financial Statements.....................................   6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations..............................................................................  13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........................................  20


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings..................................................................................  20

Item 2.  Changes in Securities and Use of Proceeds..........................................................  20

Item 3.  Defaults Upon Senior Securities....................................................................  20

Item 4.  Submission of Matters to a Vote of Security Holders................................................  20

Item 5.  Other Information..................................................................................  21

Item 6.  Exhibits and Reports on Form 8-K...................................................................  21

Signatures..................................................................................................  22

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements and Notes


                           OMEGA PROTEIN CORPORATION
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

                                                                                      June 30,                  December 31,
                                                                                        2001                       2000
                                                                               --------------------        --------------------
                                                                                                (in thousands)
                                  ASSETS
                                  ------
Current assets:
    Cash and cash equivalents...........................................       $            16,002         $             7,403
    Receivables, net....................................................                     8,107                       9,570
    Inventories.........................................................                    36,482                      37,032
    Prepaid expenses and other current assets...........................                     1,123                         978
                                                                               --------------------        --------------------
           Total current assets.........................................                    61,714                      54,983

Other assets............................................................                     8,703                       9,786
Deferred tax assets, net................................................                     7,066                       6,843
Property and equipment, net.............................................                    84,989                      88,872
                                                                               --------------------        --------------------
           Total assets.................................................       $           162,472         $           160,484
                                                                               ====================        ====================

                   LIABILITIES AND STOCKHOLDERS' EQUITY
                   ------------------------------------
Current liabilities:
    Current maturities of long-term debt................................       $             1,267         $             1,227
    Accounts payable....................................................                     2,005                       2,312
    Accrued liabilities.................................................                    17,776                      14,600
                                                                               --------------------        --------------------
           Total current liabilities....................................                    21,048                      18,139

Long-term debt..........................................................                    14,254                      14,827
                                                                               --------------------        --------------------
           Total liabilities............................................                    35,302                      32,966
                                                                               --------------------        --------------------
Minority interest in consolidated subsidiary............................                        61                          41
                                                                               --------------------        --------------------

Commitments and contingencies
Stockholders' equity:
    Preferred stock, $0.01 par value; authorized 10,000,000 shares; none
        issued..........................................................                         -                           -
    Common stock, $0.01 par value; authorized 80,000,000 shares;
        24,347,059 shares and 24,330,277 shares issued and outstanding,
        respectively....................................................                       243                         243
    Capital in excess of par value......................................                   111,914                     111,884
    Retained earnings...................................................                    16,987                      17,385
    Common stock in treasury, at cost - 413,100 shares..................                    (2,035)                     (2,035)
           Total stockholders' equity...................................                   127,109                     127,477
                                                                               --------------------        --------------------
           Total liabilities and stockholders' equity...................       $           162,472         $           160,484
                                                                               ====================        ====================


     The accompanying notes are an integral part of the unaudited condensed consolidated statements.

                           OMEGA PROTEIN CORPORATION
            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS



                                                                  Three Months Ended                      Six Months Ended
                                                                       June 30,                               June 30,
                                                       -----------------------------------        -------------------------------
                                                            2001                2000                  2001             2000
                                                       ---------------     ---------------        -------------     -------------
                                                                          (in thousands, except per share amounts)
Revenues........................................               $18,992              20,873               38,015            40,260
Cost of sales...................................                17,077              20,729               35,090            39,026
                                                       ---------------     ---------------        -------------     -------------
Gross profit....................................                 1,915                 144                2,925             1,234
Selling, general, and administrative expense....                 1,777               2,005                3,285             4,377
                                                       ---------------     ---------------        -------------     -------------
Operating income (loss).........................                   138              (1,861)                (360)           (3,143)
Interest income (expense), net..................                  (120)                 19                 (251)              (14)
Other (expense), net............................                   (50)               (158)                 (10)             (250)
                                                       ---------------     ---------------        -------------     -------------
Loss before income taxes........................                   (32)             (2,000)                (621)           (3,407)
Benefit for income taxes........................                   (11)               (721)                (223)           (1,227)
                                                       ---------------     ---------------        -------------     -------------
Net loss........................................       $           (21)    $        (1,279)       $        (398)    $      (2,180)
                                                       ===============     ===============        =============     =============
Loss per share (basic and diluted)..............       $         (0.00)    $         (0.05)       $       (0.02)    $       (0.09)
                                                       ===============     ===============        =============     =============
Average common shares outstanding...............                23,934              23,899               23,930            23,894

     The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                           OMEGA PROTEIN CORPORATION
           UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS




                                                                                        Six Months Ended June 30,
                                                                               ------------------------------------------
                                                                                    2001                        2000
                                                                               --------------              --------------
                                                                                             (in thousands)
Cash flows provided by operating activities:
    Net loss............................................................       $         (398)             $       (2,180)
                                                                               --------------              --------------
    Adjustments to reconcile net loss to net cash provided by
        operating activities:
        Loss (gain) on disposal of assets, net..........................                 (132)                         94
        Depreciation and amortization...................................                4,926                       4,908
        Deferred income taxes...........................................                 (223)                       (463)
        Changes in assets and liabilities:
            Receivables.................................................                1,463                       6,452
            Inventories.................................................                  550                      (1,133)
            Accounts payable and accrued liabilities....................                2,869                       2,872
            Other, net..................................................                  247                      (2,899)
                                                                               --------------              --------------
                 Total adjustments......................................                9,700                       9,831
                                                                               --------------              --------------
                 Net cash provided by operating activities..............                9,302                       7,651
                                                                               --------------              --------------
Cash flows used in investing activities:
     Proceeds from the sale of assets...................................                  290                           -
     Capital expenditures...............................................                 (460)                     (5,805)
                                                                               --------------              --------------
                 Net cash used in investing activities..................                 (170)                     (5,805)
                                                                               --------------              --------------
Cash flows used in financing activities:
    Principal payments of short and long-term debt obligations..........                 (605)                       (578)
    Proceeds from borrowings............................................                   72                           -
                                                                               --------------              --------------
                 Net cash used in financing activities..................                 (533)                       (578)
                                                                               --------------              --------------
Net increase in cash and cash equivalents...............................                8,599                       1,268
Cash and cash equivalents at beginning of year..........................                7,403                      15,673
Cash and cash equivalents at end of period..............................       $       16,002              $       16,941
                                                                               ==============              ==============



    The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                           OMEGA PROTEIN CORPORATION
                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS

Note 1.   Significant Accounting Policies
          Summary of Operations and Basis of Presentation

Business Description

     Omega Protein Corporation ("Omega" or the "Company") produces and markets a variety of products produced from menhaden (herring-like fish found in commercial quantities in the U.S. coastal waters of the Atlantic Ocean and Gulf of Mexico) including regular grade and value added specialty fish meals, crude and refined fish oils and fish solubles. The Company's fish meal products are used as nutritional feed additives by animal feed manufacturers and by commercial livestock producers. Omega operates its own fleet of fishing vessels as well as four processing plants. The Company's crude fish oil is sold primarily to food producers in Europe, and its refined fish oil products, which are high in nutritionally desirable Omega-3 fatty acids, are used in a variety of foods for human consumption, as well as in aquaculture feeds and certain industrial applications. Fish solubles are sold as protein additives for animal feed and as organic fertilizers.

Consolidation

     The consolidated financial statements include the accounts of Omega and its wholly and majority owned subsidiaries. Investments in affiliated companies and joint ventures representing a 20% to 50% voting interest are accounted for using the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation.

     On April 5, 2000, the Company acquired for a nominal amount an additional 1% equity interest in a partially owned subsidiary previously accounted for under the equity method. As a result of the transaction, the Company owned 51% of the investment and consolidates its operations.

Revenue Recognition

     The Company recognizes revenue for the sale of its products when title and risk of loss to its products are transferred to the customer.

Cash and Cash Equivalents

     The Company considers cash in banks and short-term investments with original maturities of three months or less as cash equivalents.

Inventories

     The Company's fishing season runs from mid-April to the first of November in the Gulf of Mexico and from the beginning of May into December in the Atlantic. Government regulations preclude the Company from fishing during the off-seasons. During the off-seasons, the Company incurs costs (i.e., plant and vessel-related labor, utilities, rent and depreciation) that are directly related to the Company's infrastructure that will be used in the upcoming fishing season. Costs that are incurred subsequent to the fishing seasons described above are deferred until the next season and are included with inventory. Fishing product inventories and materials, parts and supplies are stated at the lower of cost (average cost) or market.

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

Income Taxes

     The Company utilizes the liability method to account for income taxes. This method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of existing temporary differences between the financial reporting and tax reporting basis of assets and liabilities, and operating loss and tax credit carryforwards for tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize the benefits, or that future deductability is uncertain

Property, Equipment and Depreciation

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

     At June 30, 2001 and December 31, 2000, the Company had cash deposits concentrated primarily in two major banks. In addition, the Company had Certificates of Deposit and commercial quality grade A2P2 rated or better securities paper with companies and financial institutions. As a result of the foregoing, the Company believes that credit risk in such investments is minimal.

Earnings Per Share

     Basic earnings per share were computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share were computed by dividing net income by the sum of the weighted average number of common shares outstanding and the effect of any dilutive stock options. The computation of diluted earnings per share for the three and six months ended June 30, 2001 and 2000 did not include any stock options because the exercise prices were greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive.

Recently Issued Accounting Standards

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which, as amended, is effective for fiscal years beginning after June 15, 2000. SFAS No.133 establishes standards requiring all derivatives to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. The Company adopted the provisions of the statement on January 1, 2001. The Company's implementation of the provisions of SFAS No. 133 did not have a significant impact on the Company's existing operations.

     The Company adopted the provisions of Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," on January 1, 2001. The implementation of the provisions of SAB No. 101 did not have an impact on the Company's financial position or results of operations.

     At the end of June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that obligations associated with the retirement of a tangible long-lived asset to be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an asset retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The provisions of SFAS No. 143 will be required to be adopted by the Company in fiscal 2003. The Company has not determined what, if any, impact this statement will have on the Company's operations.

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


Note 2.   Accounts Receivable

     Accounts receivable as of June 30, 2001 and December 31, 2000 are summarized as follows:

                                                   June 30, 2001     December 31, 2000
                                                   -------------     -----------------
                                                            (in thousands)
Trade..........................................    $       6,864    $            6,714
Insurance......................................              349                   740
Employee.......................................              125                    43
Income tax.....................................              451                 2,019
Other..........................................              551                   272
                                                   -------------    ------------------
Total accounts receivable......................            8,340                 9,788
Less allowance for doubtful accounts...........             (233)                 (218)
                                                   -------------     -----------------
Receivables, net...............................    $       8,107    $            9,570
                                                   =============    ==================

Note 3.   Inventory

     Inventory as of June 30, 2001 and December 31, 2000 is summarized as follows:

                                                   June 30, 2001     December 31, 2000
                                                   -------------     -----------------
                                                            (in thousands)
Fish meal......................................    $      10,644   $            19,474
Fish oil.......................................            5,777                 7,590
Fish solubles..................................              769                   938
Off-season cost................................           14,432                 3,982
Other materials & supplies.....................            4,860                 5,048
                                                   -------------     -----------------
Total inventory................................    $      36,482   $            37,032
                                                   =============   ===================

     During the third and fourth quarter of Fiscal 2000, the Company provided $18.1 million in write-downs of the value of its fish meal and fish oil product inventories. Those inventory write-downs were made necessary due to market prices the Company either had received or expected to receive for its products which had declined to a level below the Company's cost basis in those products. Product inventories at June 30, 2001 were stated at the lower of cost or market and no further write-downs were required.

Note 4.   Other Assets

     Other assets as of June 30, 2001 and December 31, 2000 are summarized as follows:


                                                                      June 30, 2001     December 31, 2000
                                                                      -------------     -----------------
                                                                               (in thousands)
Fishing nets.......................................................   $         660     $           1,134
Prepaid pension cost...............................................           3,274                 3,425
Insurance receivable, net of allowance for doubtful accounts.......           4,209                 4,196
Title XI loan origination fee......................................             378                   396
Note receivable....................................................               -                   369
Deposits...........................................................             131                   140
Investments in unconsolidated affiliates...........................               1                     1
Miscellaneous......................................................              50                   125
                                                                      -------------     -----------------
Total other assets.................................................   $       8,703     $           9,786
                                                                      =============     =================

     Amortization expense for fishing nets amounted to $475,000 and $482,000 for the quarters ended June 30, 2001 and June 30, 2000, respectively.

     The Company carries insurance for certain losses relating to its vessels and Jones Act liability for employees aboard its vessels (collectively, "Vessel Claims Insurance"). The typical Vessel Claims Insurance policy contains an annual aggregate deductible ("AAD") for which the Company remains responsible, while the insurance carrier is responsible for all applicable amounts which exceed the AAD. It is the Company's policy to accrue current amounts due and record amounts paid out on each claim. Once payments exceed the AAD the Company records an insurance receivable for a given policy year.

     For the period from October 1, 1998 to March 31, 2000, the Company placed its Vessel Claims Insurance coverage with HIH Casualty and General Insurance, Ltd., an insurance company that is part of HIH Insurance Limited, the second largest insurance company in Australia ("HIH"). In April 2001, HIH petitioned a court in Australia to place it in provisional liquidation. The Company estimates, based on previous payments made by the Company and its existing reserves for open claims for the period covered by HIH, that HIH owes approximately $1.6 million either to the Company or on the Company's behalf. This amount could be adjusted upward or downward as additional claims and their corresponding reserves become finalized.

     The Company has put the trustees in the Australian liquidation proceedings on notice of its $1.6 million claim. However, based on the early nature of the proceedings, the Company believes that the ultimate outcome of the recovery against HIH cannot be assured at this time and that it is probable that a portion of these receivables will not be collectible. Accordingly, at June 30, 2001, the allowance for doubtful accounts applicable to the HIH receivable was $856,000. As the original cost of this insurance is primarily related to vessels and plant operations, this reserve has been charged as an inventory cost.

Note 5.   Property and Equipment

     Property and equipment at June 30, 2001 and December 31, 2000 are summarized as follows:

                                           June 30, 2001    December 31, 2000
                                           -------------    -----------------
                                                    (in thousands)
Land...................................    $       5,390    $           5,390
Plant assets...........................           69,524               69,772
Fishing vessels........................           72,925               72,933
Furniture and fixtures.................            1,811                1,837
Other..................................              460                    -
                                           -------------    -----------------
Total property and equipment...........          150,110              149,932
Less accumulated depreciation..........          (65,121)             (61,060)
                                           -------------    -----------------
Property and equipment, net............    $      84,989    $          88,872
                                           =============    =================

     Depreciation expense for the quarters ended June 30, 2001 and June 30, 2000 was $4.2 million and $4.4 million, respectively.

Note 6.   Notes Payable and Long-Term Debt

     At June 30, 2001 and December 31, 2000, the Company's long-term debt consisted of the following:


                                                                                        June 30, 2001      December 31, 2000
                                                                                        -------------      -----------------
U.S. government guaranteed obligations (Title XI loan) collateralized by a first lien on certain vessels and certain plant assets:
    Amounts due in installments through 2014, interest from 6.63% to 8.25%..........    $      14,211      $          14,678
    Amounts due in installments through 2014, interest at Eurodollar rates                      1,052                  1,092
      plus 4.5%; 5.31% and 7.17% at June 30, 2001 and December 31, 2000,
      respectively..................................................................
Other debt at 2.9% to 8.0% at June 30, 2001 and December 31, 2000...................              258                    284
                                                                                        -------------      -----------------
Total debt..........................................................................           15,521                 16,054
                Less current maturities.............................................           (1,267)                (1,227)
                                                                                        -------------      -----------------
Long-term debt......................................................................    $      14,254      $          14,827
                                                                                        =============      =================

     At June 30, 2001 and December 31, 2000, the estimated fair value of debt obligations approximated book value.

     On December 22, 1999 the Company closed on its Fiscal 1999 Title XI application and received $5.6 million of Title XI borrowings for qualified Title XI projects. Originally, the Company was authorized to receive up to $20.6 million in loans under the Title XI program, and has used the entire amount authorized under such program. The Title XI loans are secured by liens on certain of the Company's fishing vessels and mortgages on the Company's Reedville, Virginia and Abbeville, Louisiana plants. Loans are now available under similar terms pursuant to the Title XI program without intervening lenders. In May 2001 the Company applied for an additional loan of $1.9 million under this new program to be used for qualified Title XI projects, but has not yet closed on such applications.

     On December 20, 2000 the Company entered into a three year $20.0 million revolving credit agreement with Bank of America N.A. (the "Credit Facility"). Borrowings under this facility may be used for working capital and capital expenditures. Borrowings under the Credit Facility bears interest at a rate equal to (i) LIBOR plus 250 basis points or (ii) at the Company's option, the Bank's prime rate. The Credit Facility requires a per annum commitment fee of one-half of a percent (0.5%) on the daily average unused portion of the commitment of the Lender. The Credit Facility is collateralized by all of the Company's trade receivables, inventory and equipment. The Company and its subsidiaries are required to comply with certain financial covenants, including maintenance of a minimum tangible net worth and minimum EBITDA. In addition, the Credit Facility does not allow for the payment of cash dividends or stock repurchases and also limits capital expenditures and investments. As of June 30, 2001 the Company had no borrowings outstanding under the Credit Facility. The Credit Facility expires on December 20, 2003.

Note 7.   Accrued Liabilities

     Accrued liabilities as of June 30, 2001 and December 31, 2000 are summarized as follows:


                                                                              June 30, 2001    December 31, 2000
                                                                              -------------    ------------------
                                                                                        (in thousands)
Salary and benefits...................................................        $       6,473    $            4,695
Insurance.............................................................                8,552                 7,793
Taxes, other than income tax..........................................                  714                    79
Trade creditors.......................................................                1,906                 1,908
Other.................................................................                  487                   125
                                                                              -------------    ------------------
Total accrued liabilities.............................................        $      18,132    $           14,600
                                                                              =============    ==================

Note 8.   Commitments and Contingencies

Litigation

     The Company is defending various claims and litigation arising from its operations. In the opinion of management, uninsured losses, if any (including those losses that may become uninsured due to the insolvency of HIH as described in Note 4) resulting from these matters will not have a material adverse effect on the Company's results of operations, cash flows or financial position.

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

General

     As used herein, the term "Omega" or the "Company" refers to Omega Protein Corporation and its consolidated subsidiaries, as applicable. All references herein to a "fiscal" year mean the 12-month period ended December 31 of such year. The Company's principal executive offices are located at 1717 St. James Place, Suite 550, Houston, Texas 77056, Telephone: (713) 623-0060.

     Omega is the nations largest producer of fish meal and fish oil. The Company's products are produced from menhaden (a fish found in commercial quantities), and includes regular grade and value-added specialty fish meals, crude and refined fish oils and fish solubles. The Company's fish meal products are used as high-protein feed additives by animal feed manufacturers and by commercial livestock and poultry farmers. The Company's crude fish oil is sold to food producers in Europe and its refined fish oil products, which are high in nutritionally desirable Omega-3 fatty acids, are used in a variety of foods for human consumption, as well as in aquaculture feeds and certain industrial applications. Fish solubles are sold as protein additives for animal feed and as organic fertilizers.

     The fish catch is processed into regular grade fish meal, specialty fish meals, fish oils and fish solubles at the Company's four processing plants located in Virginia, Mississippi and Louisiana. The Company owns 65 fishing vessels (40 of which are directly involved in the harvesting operations during Fiscal 2001) and owns 32 and leases 7 spotter aircraft (of which 38 are directly involved in the Fiscal 2001 harvesting operations) that are used to harvest menhaden in coastal waters along the U.S. mid-Atlantic and Gulf of Mexico coasts. The Company also owns an additional processing plant in Louisiana (located near Morgan City, Louisiana) in which its in-line processing operations were halted during Fiscal 2000 due to high operating costs. The Company did not reopen the processing operations of this plant for the Fiscal 2001 fishing season due to continuing depressed pricing received for the Company's products. Warehousing operations are being conducted at the facility until market conditions improve or other opportunities develop for the property. Certain processing equipment at this facility has been removed and scrapped and will need to be replaced before normal processing operations are capable of being resumed.

     The Company's harvesting season generally extends from May through December on the mid-Atlantic coast and from April through the first of November on the Gulf coast. During the off season, the Company fills purchase orders from the inventory it has accumulated during the fishing season. Prices for the Company's products tend to be lower during the fishing season when product is more abundant than in the off season. Throughout the entire year, prices are significantly influenced by supply and demand in world markets for competing products, particularly soybean meal for its fish meal products and vegetable oils and fats for its fish oil products when used as an alternative to vegetable oils and fats. Beginning early in Fiscal 1999 and continuing through Fiscal 2000, world grain and oilseed markets were burdened by excess supplies which, in turn, resulted in prices for most major commodities being sharply lower than in previous years. Correspondingly, the Company's product prices have been adversely impacted during these periods, resulting in decreased gross margins, and the recording of $18.1 million in inventory write-downs during Fiscal 2000.

     Product pricing for the Company's products experienced modest increases during the first six months of Fiscal 2001, compared with the first six months of 2000. These price increases for the Company's products resulted from diminished global fish meal and fish oil inventories during the first six months of Fiscal 2001 period as opposed to a stronger world demand for other competing products. Although management believes the net realizable value of inventory held as of June 30, 2001 exceeds its costs, it is possible that in the event prices decrease during the third quarter of Fiscal 2001, a downward valuation of the Company's existing inventories held at September 30, 2001 may be required. Accordingly, it is possible that gross profit margins may decline in prospective quarters.

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

     Liquidity and Capital Resources

     The Company's primary resources of liquidity and capital resources have been cash flows from operations, bank credit facilities and term loans from various lenders provided pursuant to Title XI of the Marine Act of 1936 ("Title XI"). These sources of cash flows have been used for capital expenditures and payment of long-term debt. The Company expects to finance future expenditures through internally generated cash flows and, if necessary, through funds available from the Credit Facility and/or Title XI facilities described below.

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

     Omega had an unrestricted cash balance of $16.0 million at June 30, 2001, an increase of $8.6 million from December 31, 2000. This increase was primarily due to a $9.3 million increase in cash provided by operating activities during the first six months of Fiscal 2001.

     Investing activities used $170,000 during the six months ended June 30, 2001 and $5.8 million during the six months ended June 30, 2000. The Company's investing activities consisted mainly of proceeds from the sale of assets and capital expenditures for equipment purchases and equipment replacements in the six month periods ended June 30, 2001 and 2000.

     If the Company elects to re-establish normal production at its Morgan City plant operations for fish meal, fish oil and fish solubles, then various components of the in-line processing equipment will have to be upgraded or replaced. Such equipment would include the driers, cookers and presses. It is estimated that replacement of this equipment would cost an estimated $2.0 to $3.0 million.

     Net financing activities used $533,000 and $578,000 to repay debt obligations during the six month periods ended June 30, 2001 and June 30, 2000, respectively.

     The Company's principal raw material is menhaden, a species of fish that inhabits coastal and inland tidal waters in the United States. Menhaden are undesirable for human consumption due to their small size, boniness and high oil content. Certain state agencies impose resource depletion restrictions on menhaden pursuant to fisheries management legislation. To date, the Company has not experienced any material adverse impact on its fish catch or results of operations as a result of these restrictions.

     The Company believes that its existing cash, cash equivalents, short-term investments and funds available through its credit facility will be sufficient to meet its working capital and capital expenditure requirements through at least the end of 2001.

Results of Operations

     The following table sets forth as a percentage of revenues certain items of the Company's operations for each of the indicated periods:

                                              Three Months Ended       Six Months Ended
                                                   June 30,                June 30,
                                              ------------------      ------------------
                                               2001        2000        2001        2000
                                              ------      ------      ------      ------
Revenues.................................      100.0%      100.0%      100.0%      100.0%
Cost of sales............................       89.9        99.3        92.3        96.9
                                              ------      ------      ------      ------
Gross profit.............................       10.1         0.7         7.7         3.1
Selling, general and administrative......        9.4         9.6         8.6        10.9
                                              ------      ------      ------      ------
Operating income (loss)..................        0.7        (8.9)       (0.9)       (7.8)
Interest income (expense), net...........       (0.6)        0.1        (0.7)       (0.1)
Other expense income, net................       (0.3)       (0.8)       (0.0)       (0.6)
                                              ------      ------      ------      ------
Loss before income taxes.................       (0.2)       (9.6)       (1.6)       (8.5)
Benefit for income taxes.................       (0.1)       (3.5)       (0.6)       (3.1)
                                              ------      ------      ------      ------
Net loss.................................       (0.1)       (6.1)       (1.0)       (5.4)
                                              ======      ======      ======      ======


Interim Results for the Second Quarter ended June 30, 2001 and June 30, 2000

     Revenues. For the current quarter ended June 30, 2001, revenues decreased $1.9 million, or 9.1% from $20.9 million in the quarter ended June 30, 2000 to $19.0 million in the quarter ended June 30, 2001. The decrease in revenues was attributable to a 30.2% decrease in sale volumes of fish meal, partially offset by a 78% increase in sales volumes of fish oil, during the current quarter as compared to the second quarter ended June 30, 2000. Fish meal prices and fish oil prices increased 18.1% and 7.2% respectively during the current quarter ended June 30, 2001 as compared to the quarter ended June 30, 2000.

     Cost of Sales. Cost of sales, including depreciation and amortization, for the current quarter ended June 30, 2001 was $17.1 million, a $3.6 million decrease, or 17.6% from $20.7 million in the quarter ended June 30, 2000. Cost of sales as a percent of revenues was 89.9% in the current quarter ended June 30, 2001 as compared to 99.3% in the quarter ended June 30, 2000. The 9.4% decrease in cost of sales during the current quarter ended June 30, 2001 is due primarily to a 30.2% decrease in sales volumes for the Company's fish meal, along with an 18.1% and 7.2% increase in the Company's selling prices for fish meal and fish oil, respectively.

     Gross Profit. Gross profit increased $1.8 million from $144,000 in the quarter ended June 30, 2000 to $1.9 million in the quarter ended June 30, 2001. As a percentage of revenues, the Company's gross profit margin increased 9.4% in the current quarter ended June 30, 2001, compared to the same period in the prior fiscal year. The increase in gross profit was primarily due to a 18.1% and a 7.2% increase in selling prices for the Company's fish meal and fish oil, respectively, during the current quarter ended June 30, 2001. The Company attributes higher fish meal and fish oil sales prices in the second quarter ending June 30, 2001 to diminished global fish meal and fish oil inventories during the first six months of Fiscal 2001 as opposed to a general strengthening in world markets for other competing products.

     Selling, general and administrative expenses. Selling, general and administrative expenses decreased $228,000 or 11.4% from $2.0 million in the three month period ended June 30, 2000 to $1.8 million in the current quarter ended June 30, 2001. The decrease in expense was due primarily to a reduction in employee staff and related employee costs.

     Operating income (loss). As a result of the factors discussed above, the Company's operating loss decreased $2.0 million from a $1.9 million loss in the quarter ended June 30, 2000 to an operating income of $138,000 for the quarter ended June 30, 2001. As a percentage of revenue, operating loss decreased from 8.9% in the quarter ended June 30, 2000 to operating income of 0.7% in the current quarter ended June 30, 2001.

     Interest income (expense), net. Interest expense, net increased by $139,000 in the quarter ended June 30, 2001 as compared to the quarter ended June 30, 2000. The increase in interest expense, net is the result of a reduction in interest income due to a reduction in cash and cash equivalents available for investment purposes during the quarter ended June 30, 2001 as compared to the quarter ended June 30, 2000.

     Other expense, net. Other expense, net decreased $108,000 in the current quarter ended June 30, 2001. This decrease in other expense, net was the result of a gain on the sale of non-producing assets during the second quarter of 2001, which was netted against other expenses.

     Benefit for income taxes. The Company recorded an $11,000 benefit for income taxes for the quarter ended June 30, 2001. This represents an effective tax rate of 36.0% on a $32,000 loss before income taxes for the quarter ended June 30, 2001 compared to a $721,000 benefit for income tax in the quarter ended June 30, 2000, representing an effective tax rate of 36.0% on a $2.0 million net loss before income taxes. The effective tax rate approximates the applicable combined state and federal statutory tax rates for the respective periods.

Interim Results for the Six Months ended June 30, 2001 and June 30, 2000

     Revenues. For the six months ended June 30, 2001, revenues decreased $2.3 million, or 5.5% from $40.3 million for the six months ended June 30, 2000 to $38.0 million for the six months ended June 30, 2001. This decrease was attributable to a 22.0% lower sales volume for the Company's fish meal during the current six months ended June 30, 2001 as compared to the six months ended June 30, 2000. The decrease in revenues due to lower fish meal sale volumes was partially offset by a 15.2% and a 1.2% increase in fish meal and fish oil prices during the six months ended June 30, 2001, respectively.

     Cost of Sales. Cost of sales, including depreciation and amortization, for the six months ended June 30, 2001 was $35.1 million, a $3.9 million, or 10.0% decrease from $39.0 million for the comparable six month period ended June 30, 2000. Cost of sales as a percentage of revenues was 92.3% in the current six month period ended June 30, 2001 as compared to 96.9% in the comparable six month period ended June 30, 2000. The decrease in cost of sales, as a percentage of revenue is due primarily to a 15.2% and a 1.2% increase in fish meal and fish oil prices, respectively. Per ton cost of sales was 2.6% higher for the current six month period ended June 30, 2001 as compared to the six month period ended June 30, 2000, due primarily to higher cost inventories carried forward from Fiscal 2000.

     Gross Profit. Gross profit increased $1.7 million or 141.7% from $1.2 million in the six month period ended June 30, 2000 to $2.9 million in the current six month period ended June 30, 2001. As a percentage of revenues, the Company's gross profit increased 4.6% in the current six month period ended June 30, 2001 as compared to the same six month period in the previous fiscal year. The increase in gross profit is primarily due to a 15.2% and a 1.2% increase in the Company's fish meal and fish oil prices during the six months ended June 30, 2001, respectively. These price increases for the Company's products resulted from diminished global fish meal and fish oil inventories during the first six months of Fiscal 2001 as opposed to a stronger world demand for other competing products.

     Selling, general, and administrative expenses.   Selling, general, and
administrative expenses decreased $1.1 million or 24.9% from $4.4 million for the six months ended June 30, 2000 to $3.3 million for the current six months ended June 30, 2001. The decrease was primarily due to a reduction in staff and related employee costs.

     Operating income (loss). As a result of the factors discussed above the Company's operating loss decreased $2.8 million from a $3.1 million loss for the six months ended June 30, 2000 to an operating loss of $360,000 for the current six months ended June 30, 2001. As a percentage of revenues, operating loss decreased from 7.8% for the six months ended June 30, 2000 to an operating loss of 0.9% for the current six months ended June 30, 2001.

     Interest income (expense), net. Interest income, net decreased by $237,000 from net interest expense of $14,000 in the six month period ended June 30, 2000 to net interest expense of 251,000 in the current six month period ended June 30, 2001. The decrease in net interest income was due to the reduction of cash and cash equivalents available for investment purposes during the six months ended June 30, 2001 as compared to the six months ended June 30, 2000.

     Other (expense), net. Other expense, net decreased $240,000 in the current six month period ended June 30, 2001 as compared to the six month period ended June 30, 2000. This decrease was the result of a gain during the first six months of Fiscal 2001 on the sale of non-producing assets, which was netted against other expenses.

     Benefit for income taxes. The Company recorded a $223,000 benefit for income taxes for the current six months ended June 30, 2001. This amount represents an effective tax rate of 36.0% in comparison to a provision for income tax benefit of $1.2 million for the six months ended June 30, 2000 which represents an effective tax rate of 36.0%.

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

Significant Factors That May Affect Forward-Looking Statements

     The Company cautions investors that the following significant factors, and those factors described elsewhere in this Report, in other filings by the Company with the SEC from time to time and in press releases issued by the Company, could affect the Company's actual results of operations and thereby cause such results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company:

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


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

     The Company is involved in various claims and disputes arising in the normal course of business, including claims made by employees under the Jones Act which generally are covered by the Company's insurance. The Company believes that it has adequate insurance coverage for all existing matters and that the outcome of all pending proceedings, individually and in the aggregate, will not have a material adverse effect upon the Company's business, results of operations, cash flows or financial position. See also Note 5 to Consolidated Financial Statements in Part I - Item 1.

Item 2.   Changes in Securities and Use of Proceeds

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

On May 15, 2001, the Company held its 2001 Annual Meeting of Stockholders. The matters voted on at the meeting and the results of the meeting were as follows:

A.   Election of Class III Director.

     Stockholders elected Joseph L. von Rosenberg III as a Class III Director with 21,438,872 shares voted for and 2,276,013 shares that withheld authority. There were no broker non-votes. The Class III Director term expires at the 2004 Annual Meeting of Stockholders.

     The Class I Directors, whose terms expire at the 2002 Annual Meeting of Stockholders, are Gary L. Allee and William Lands. The Class II Directors, whose terms expire at the 2003 Annual Meeting of Stockholders, are Avram A. Glazer and Malcolm I. Glazer.

B.   Ratification of Appointment of Independent Public Accountants.

     Stockholders ratified the appointment of PricewaterhouseCoopers, LLP as the Company's independent public accountants for the fiscal year ending December 31, 2001, with 23,695,297 shares voted for, and 13,478 shares voted against. There were no broker non-votes.

Item 5.   Other Information

On June 6, 2001, the Board of Directors elected Paul Kearns as a Class III Director of the Company and as a member of the Audit Committee and Compensation Committee of the Board.

Mr. Kearns, age 37, is a director of Prentis, Donegan & Partners, Ltd., a London-based insurance brokerage firm which he co-founded in 1993. Mr. Kearns has over 18 years of experience in the global risk management and insurance industries.

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          None

     (b)  Reports on Form 8-K:

          None

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     OMEGA PROTEIN CORPORATION
                                            (Registrant)



August 8, 2001                   By:       /s/ ROBERT W. STOCKTON
                                    -------------------------------------
                                    (Executive Vice President, Chief Financial
                                    Officer and Corporate Secretary)