Form 10-Q
period 2001-09-30
OMEGA PROTEIN CORP
filed 2001-11-06
CIK 1053650

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

               For the quarterly period ended September 30, 2001


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

YES [X]   NO [_]

     Number of shares outstanding of the Registrant's Common Stock, par value $0.01 per share, on October 31, 2001: 23,949,315

================================================================================

                           OMEGA PROTEIN CORPORATION
                               TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     Unaudited Condensed Consolidated Balance Sheet as of
      September 30, 2001 and December 31, 2000......................    3
     Unaudited Condensed Consolidated Statement of Operations
      for the three months and nine months ended
      September 30, 2001 and 2000...................................    4
     Unaudited Condensed Consolidated Statement of Cash Flows
      for the nine months ended September 30, 2001 and 2000.........    5
     Notes to Unaudited Condensed Consolidated Financial
      Statements....................................................    6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS........................   13

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK................................................   21


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS..........................................   21

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS..................   21

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES............................   21

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........   21

ITEM 5.  OTHER INFORMATION..........................................   21

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...........................   21

SIGNATURES..........................................................   22

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements and Notes

                           OMEGA PROTEIN CORPORATION
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

                                                                                 September 30,          December 31,
                                                                                      2001                  2000
                                                                                 -------------          ------------
                                                                                              (in thousands)
                                ASSETS
Current assets:
    Cash and cash equivalents...........................................         $     14,634           $      7,403
    Receivables, net....................................................               18,878                  9,570
    Inventories.........................................................               37,008                 37,032
    Prepaid expenses and other current assets...........................                1,689                    978
                                                                                 ------------           ------------
           Total current assets.........................................               72,209                 54,983
Other assets............................................................                7,314                  9,786
Deferred tax assets, net................................................                6,186                  6,843
Property and equipment, net.............................................               83,283                 88,872
                                                                                 ------------           ------------
             Total assets...............................................         $    168,992           $    160,484
                                                                                 ============           ============
                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current maturities of long-term debt................................         $      1,236           $      1,227
    Accounts payable....................................................                2,620                  2,312
    Accrued liabilities.................................................               21,548                 14,600
                                                                                 ------------           ------------
           Total current liabilities....................................               25,404                 18,139
Long-term debt..........................................................               13,972                 14,827
                                                                                 ------------           ------------
           Total liabilities............................................               39,376                 32,966
                                                                                 ------------           ------------
Minority interest in consolidated subsidiary............................                   53                     41
                                                                                 ------------           ------------
Commitments and contingencies
Stockholders' equity:
    Preferred stock, $0.01 par value; authorized 10,000,000 shares; none                    -                      -
        issued..........................................................
    Common stock, $0.01 par value; authorized 80,000,000 shares;
        24,355,348 shares and 24,330,277 shares issued and outstanding,
        respectively....................................................                  244                    243
    Capital in excess of par value......................................              111,929                111,884
    Retained earnings...................................................               19,425                 17,385
    Common stock in treasury, at cost - 413,100 shares..................               (2,035)                (2,035)
                                                                                 ------------           ------------
           Total stockholders' equity...................................              129,563                127,477
                                                                                 ------------           ------------
             Total liabilities and stockholders' equity.................         $    168,992           $    160,484
                                                                                 ============           ============


     The accompanying notes are an integral part of the unaudited condensed consolidated statements.

                           OMEGA PROTEIN CORPORATION
           UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                                          THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                             SEPTEMBER 30,                       SEPTEMBER 30,
                                                     -------------------------            --------------------------
                                                      2001              2000               2001               2000
                                                     -------          --------            -------           --------
                                                                 (in thousands, except per share amounts)
Revenues...........................................  $36,838          $ 17,864            $74,853           $ 58,124
Cost of sales......................................   30,895            18,295             65,985             57,321
Abnormal costs due to FAA groundings...............    1,177                 -              1,177                  -
Inventory write-down...............................        -            13,742                  -             13,742
                                                     -------          --------            -------           --------
Gross profit (loss)................................    4,766           (14,173)             7,691            (12,939)

Selling, general, and administrative expense.......    1,697             1,610              4,982              5,987
                                                     -------          --------            -------           --------
Operating income (loss)............................    3,069           (15,783)             2,709            (18,926)
Interest expense, net..............................      (69)             (101)              (320)              (115)

Other expense, net.................................      (56)              (30)               (66)              (280)
                                                     -------          --------            -------           --------
Income (loss) before income taxes..................    2,944           (15,914)             2,323            (19,321)

Provision (benefit) for income taxes...............      506            (5,725)               283             (6,952)
                                                     -------          --------            -------           --------
Net income (loss)..................................  $ 2,438          $(10,189)           $ 2,040           $(12,369)
                                                     =======          ========            =======           ========
Basic earnings (loss) per share....................  $  0.10          $  (0.43)           $  0.09           $  (0.52)
                                                     =======          ========            =======           ========
Average common shares outstanding..................   23,942            23,908             23,934             23,899
                                                     =======          ========            =======           ========
Diluted earnings (loss) per share..................  $  0.10          $  (0.43)           $  0.09           $  (0.52)
                                                     =======          ========            =======           ========
Average common shares and common share
 equivalents outstanding...........................   23,982            23,908             23,968             23,899
                                                     =======          ========            =======           ========









     The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                           OMEGA PROTEIN CORPORATION
            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS




                                                                                          NINE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                   ----------------------------
                                                                                     2001                2000
                                                                                   -------             --------
                                                                                          (IN THOUSANDS)
Cash flows provided by (used in) operating activities:
   Net income (loss)...........................................................    $ 2,040             $(12,369)
                                                                                   -------             --------
   Adjustments to reconcile net loss to net cash used in  operating activities:
    Loss (gain) on disposal of assets, net.....................................       (150)                  84
    Depreciation and amortization..............................................      7,273                7,358
    Deferred income taxes......................................................        657               (5,778)
    Changes in assets and liabilities:
     Receivables...............................................................     (9,308)               7,425
     Inventories, net of write-down............................................         24               (3,380)
     Accounts payable and accrued liabilities..................................      7,254                7,954
     Other, net................................................................        913               (1,812)
                                                                                   -------             --------
      Total adjustments........................................................      6,663               11,851
                                                                                   -------             --------
      Net cash provided  by (used in) operating activities.....................      8,703                 (518)
                                                                                   -------             --------
Cash flows used in investing activities:
   Proceeds from sale of assets, net...........................................        387                   55
   Capital expenditures........................................................     (1,013)              (7,217)
                                                                                   -------             --------
      Net cash used in investing activities....................................       (626)              (7,162)
                                                                                   -------             --------
Cash flows used in financing activities:
   Principal payments of short and long-term debt obligations..................       (918)                (867)
   Proceeds from borrowing.....................................................         72                    -
                                                                                   -------             --------
      Net cash used in financing activities....................................       (846)                (867)
                                                                                   -------             --------
Net increase (decrease) in cash and cash equivalents...........................      7,231               (8,547)
Cash and cash equivalents at beginning of year.................................      7,403               15,673
                                                                                   -------             --------
Cash and cash equivalents at end of period.....................................    $14,634             $  7,126
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

  Revenue Recognition

     The Company recognizes revenue for the sale of its products when title and the risk and rewards of ownership are transferred to the customer, which occurs upon shipment.

  Cash and Cash Equivalents

     The Company considers cash in banks and short-term investments with original maturities of three months or less as cash equivalents.

  Inventories

     The Company's fishing season runs from mid-April to the end of October in the Gulf of Mexico and from the beginning of May to the end of December in the Atlantic. Government regulations generally preclude the Company from fishing during the off-seasons. During the off-seasons, the Company incurs costs (i.e., plant and vessel-related labor, utilities, rent and depreciation) that are directly related to the Company's infrastructure that will be used in the upcoming fishing season. Costs that are incurred subsequent to the fishing seasons described above are deferred until the next season and are included with inventory. Fishing product inventories and materials, parts and supplies are stated at the lower of cost (average cost) or market.

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

  Advertising Costs

            The costs of advertising are expensed as incurred in accordance with Statement of Position 93-7, "Reporting on Advertising Costs."

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

  Property, Equipment and Depreciation

            Property and equipment additions are recorded at cost. Depreciation of property and equipment is computed by the straight-line method at rates expected to amortize the cost of property and equipment, net of salvage value, over their estimated useful lives. Estimated useful lives of assets acquired new, determined as of the date of acquisition are as follows:

                                                              USEFUL LIVES
                                                                 (YEARS)
                                                              ------------
   Fishing vessels and fish processing plants........             15-20
   Furniture and fixtures............................              3-10

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

            At September 30, 2001 and December 31, 2000, the Company had cash deposits concentrated primarily in one major bank. In addition, the Company had Certificates of Deposit and commercial quality grade A2P2 rated or better securities paper with companies and financial institutions. As a result of the foregoing, the Company believes that credit risk in such investments is minimal.

  Earnings Per Share

            Basic earnings per share were computed by dividing income by the weighted average number of common shares outstanding. Diluted earnings per share were computed by dividing income by the sum of the weighted average number of common shares outstanding and the effect of any dilutive stock options.

  Recently Issued Accounting Standards

            In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which, as amended, is effective for fiscal years beginning after June 15, 2000. SFAS No.133 establishes standards requiring all derivatives to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. The Company adopted the provisions of the statement in Fiscal 2001. The Company's implementation of the provisions of SFAS No.133 did not have an impact on the Company's existing operations.

            The Company adopted the provisions of Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," on January 1, 2001. The implementation of the provisions of SAB No. 101 did not have an impact on the Company's financial position or results of operations.

            At the end of June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an asset retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The provisions of SFAS No. 143 will be required to be adopted by the Company in fiscal 2003. The Company has not determined what impact, if any, this statement will have on the Company's operations.

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


  NOTE 2. ACCOUNTS RECEIVABLE

            Accounts receivable as of September 30, 2001 and December 31, 2000 are summarized as follows:

                                                SEPTEMBER 30,   DECEMBER 31,
                                                    2001            2000
                                                -------------   ------------
                                                     (IN THOUSANDS)
  Trade......................................     $ 16,964        $ 6,714
  Insurance..................................          254            740
  Employee...................................           97             43
  Income tax.................................        1,150          2,019
  Other......................................          653            272
                                                  --------        -------
  Total accounts receivable..................       19,118          9,788
  Less: allowance for doubtful accounts......         (240)          (218)
                                                  --------        -------
  Receivables, net...........................     $ 18,878        $ 9,570
                                                  ========        =======

  NOTE 3. INVENTORY

            Inventory as of September 30, 2001 and December 31, 2000 is summarized as follows:

                                                 SEPTEMBER 30,     DECEMBER 31,
                                                     2001              2000
                                                 -------------     ------------
                                                         (IN THOUSANDS)
  Fish meal...............................           $21,468        $19,474
  Fish oil................................            10,031          7,590
  Fish solubles...........................               828            938
  Off season cost.........................               314          3,982
  Other materials & supplies..............             4,367          5,048
                                                     -------        -------
      Total inventory.....................           $37,008        $37,032
                                                     =======        =======

            During the third and fourth quarter of Fiscal 2000, the Company provided $18.1 million in write-downs of the value of its fish meal and fish oil product inventories. Those inventory write-downs were made necessary due to market prices the Company either had received or expected to receive for its products which had declined to a level below the Company's costs basis in those products. Product inventories at September 30, 2001 were stated at the lower of cost or market (no write-downs were required).

  NOTE 4. OTHER ASSETS

     Other assets as of September 30, 2001 and December 31, 2000 are summarized as follows:

                                                                         SEPTEMBER 30,     DECEMBER 31,
                                                                             2001              2000
                                                                         -------------     ------------
                                                                                 (IN THOUSANDS)
  Fishing nets...................................................           $  626             $1,134
  Prepaid pension cost...........................................            3,198              3,425
  Insurance receivable, net of allowance for doubtful accounts...            2,877              4,196
  Title XI loan origination fee..................................              358                396
  Note receivable................................................              110                369
  Deposits.......................................................              131                140
  Investments in unconsolidated affiliates.......................                1                  1
  Miscellaneous..................................................               13                125
                                                                            ------             ------
  Total other assets.............................................           $7,314             $9,786
                                                                            ======             ======

     Amortization expense for fishing nets amounted to approximately $603,000 and $720,000 for the nine months ended September 30, 2001 and September 30, 2000, respectively.

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

     The Company has put the trustees in the Australian liquidation proceedings on notice of its $1.6 million claim. However, based on the early nature of the proceedings, the Company believes that the ultimate outcome of the recovery against HIH cannot be assured at this time and that it is probable that a portion of these receivables will not be collectible. Accordingly, at September 30, 2001, the allowance for doubtful accounts applicable to the HIH receivable was $966,000. Because original cost of this insurance is primarily related to vessels and plant operations, this reserve has been charged as an inventory cost.

NOTE 5. PROPERTY AND EQUIPMENT

     Property and equipment at September 30, 2001 and December 31, 2000 are summarized as follows:

                                             SEPTEMBER 30,  DECEMBER 31,
                                                  2001          2000
                                             -------------  ------------
                                                   (IN THOUSANDS)
  Land.......................................  $  5,390      $  5,390
  Plant assets...............................    69,319        69,772
  Fishing vessels............................    72,926        72,933
  Furniture and fixtures.....................     1,811         1,837
  Other......................................       918             -
                                               --------      --------
  Total property and equipment...............   150,364       149,932
  Less: accumulated depreciation.............   (67,081)      (61,060)
  Property and equipment, net................  $ 83,283      $ 88,872
                                               ========      ========

     Depreciation expense for the nine months ended September 30, 2001 and September 30, 2000 was $6.3 million and $6.6 million, respectively.

  NOTE 6. NOTES PAYABLE AND LONG-TERM DEBT

     At September 30, 2001 and December 31, 2000, the Company's long-term debt consisted of the following:

                                                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                                                   2001            2000
                                                                                              -------------    ------------
U.S. government guaranteed obligations (Title XI loan) collateralized by a first lien on certain vessels and  certain plant assets:
      Amounts due in installments through 2014, interest from 6.63% to 8.25%........           $ 13,971          $ 14,678
      Amounts due in installments through 2014,  interest at Eurodollar rates plus 4.5%; 4.16% and 7.17% at September 30, 2001 and December 31, 2000,
        respectively................................................................              1,032             1,092
Other debt at 2.9% to 8.0% at September 30, 2001 and December 31, 2000..............                205               284
                                                                                               --------          --------
  Total debt........................................................................             15,208            16,054
                Less current maturities.............................................             (1,236)           (1,227)
                                                                                               --------          --------
Long-term debt......................................................................           $ 13,972          $ 14,827
                                                                                               ========          ========

     At September 30, 2001 and December 31, 2000, the estimated fair value of debt obligations approximated book value.

     On December 22, 1999, the Company closed on its Fiscal 1999 Title XI application and received $5.6 million of Title XI borrowings for qualified Title XI projects. Originally, the Company was authorized to receive up to $20.6 million in loans under the Title XI program, and has used the entire amount authorized under such program. The Title XI loans are secured by liens on certain of the Company's fishing vessels and mortgages on the Company's Reedville, Virginia and Abbeville, Louisiana plants. Loans are now available under similar terms pursuant to the Title XI program without intervening lenders. In May 2001, the Company applied for an additional loan of $1.9 million under this new program to be used for qualified Title XI projects, and on November 6, 2001 closed on its application and received $1.9 million of Title XI funds for qualified Title XI projects.

     On December 20, 2000 the Company entered into a three year $20.0 million revolving credit agreement with Bank of America N.A. (the "Credit Facility"). Borrowings under this facility may be used for working capital and capital expenditures. Borrowings under the Credit Facility bears interest at a rate equal to (i) LIBOR plus 250 basis points or (ii) at the Company's option, the Bank's prime rate. The Credit Facility requires a per annum commitment fee of one-half of a percent (0.5%) on the daily average unused portion of the commitment of the Lender. The Credit Facility is collateralized by all of the Company's trade receivables, inventory and equipment. The Company and its subsidiaries are required to comply with certain financial covenants, including maintenance of a minimum tangible net worth and minimum EBITDA. In addition, the Credit Facility does not allow for the payment of cash dividends or stock repurchases and also limits capital expenditures and investments. As of September 30, 2001 the Company had no borrowings outstanding under the Credit Facility. The Credit Facility expires on December 20, 2003.

  NOTE 7. ACCRUED LIABILITIES

     Accrued liabilities as of September 30, 2001 and December 31, 2000 are summarized as follows:

                                              SEPTEMBER 30,    DECEMBER 31,
                                                  2001             2000
                                              -------------    ------------
                                                       (IN THOUSANDS)
  Salary and benefits.......................      $10,051          $ 4,695
  Insurance.................................        8,232            7,793
  Taxes, other than income tax..............        1,070               79
  Trade creditors...........................        1,982            1,908
  Other.....................................          213              125
                                                  -------          -------
  Total accrued liabilities.................      $21,548          $14,600
                                                  =======          =======

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

  Environmental Matters

     The Company may be subject to various possible claims and lawsuits regarding environmental matters from time to time. Management believes that costs, if any, related to these matters will not have a material adverse effect on the results of operations, cash flows or financial position of the Company.

  NOTE 9. ABNORMAL COSTS DUE TO FAA GROUNDINGS

     As a direct result of the September 11, 2001 terrorist attacks, the U.S. Secretary of Transportation issued a federal ground stop order that closed the U.S. air travel system for over 24 hours and grounded aircraft that operate under visual flight rules, such as the Company's fish-spotting aircraft, for approximately nine days. This loss of spotter aircraft coverage severely hampered the Company's ability to locate menhaden fish, resulting in reduced harvest during this period. The Company's inventory cost system considers all costs, both variable and fixed, associated with an annual fish catch and its processing. The costs associated with the Company's inability to operate under normal conditions were approximately $1.2 million, and, as the Company considers these costs abnormal in nature, have been treated as a current period charge to operations.

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

            Forward-looking statements in this Form 10-Q, future filings by the Company with the Securities and Exchange Commission (the "Commission"), the Company's press releases and oral statements by authorized officers of the Company are intended to be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the risks set forth under the caption "Significant Factors that May Affect Forward Looking Statements" appearing in Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company believes that forward-looking statements made by it are based on reasonable expectations; however, no assurances can be given that actual results will not differ materially from those contained in such forward-looking statements. Forward-looking statements involve statements that are predictive in nature, which depend upon or refer to future events or conditions, which include the words "estimate," "project," "anticipate," "expect," "predict," "assume," "believe" and similar expressions.

  GENERAL

            As used herein, the term "Omega" or the "Company" refers to Omega Protein Corporation and its consolidated subsidiaries, as applicable. All references herein to a "fiscal" year mean the 12-month period ended December 31 of such year. The Company's principal executive offices are located at 1717 St. James Place, Suite 550, Houston, Texas 77056, Telephone: (713) 623-0060.

            Omega is the nation's largest producer of fish meal and fish oil. The Company's products are produced from menhaden (a fish found in commercial quantities), and includes regular grade and value-added specialty fish meals, crude and refined fish oils and fish solubles. The Company's fish meal products are used as high-protein feed additives by animal feed manufacturers and by commercial livestock and poultry farmers. The Company's crude fish oil is sold to food producers in Europe and its refined fish oil products, which are high in nutritionally desirable Omega-3 fatty acids, are used in a variety of foods for human consumption, as well as in aquaculture feeds and certain industrial applications. Fish solubles are sold as protein additives for animal feed and as organic fertilizers.

            The fish catch is processed into regular grade fish meal, specialty fish meals, fish oils and fish solubles at the Company's four processing plants located in Virginia, Mississippi and Louisiana. The Company owns 65 fishing vessels (40 of which are directly involved in the harvesting operations during Fiscal 2001) and owns 32 and leases 7 spotter aircraft (of which 38 are directly involved in the Fiscal 2001 harvesting operations) that are used to harvest menhaden in coastal waters along the U.S. mid-Atlantic and Gulf of Mexico coasts. The Company also owns an additional processing plant in Louisiana (located near Morgan City, Louisiana) in which its in-line processing operations were halted during Fiscal 2000 due to high operating costs. The Company did not reopen the processing operations of this plant for the Fiscal 2001 fishing season due to continuing depressed pricing received for the Company's products. Warehousing operations are being conducted at the facility until market conditions improve or other opportunities develop for the property. Certain processing equipment at this facility has been removed and scrapped. The closure of this plant did not impact the Company's ability to process its products because the Company had excess production capacity at its other three Gulf Coast plants.

            The Company's harvesting season generally extends from May through December on the mid-Atlantic coast and from April through the first of November on the Gulf coast. During the off season, the Company fills purchase orders from the inventory it has accumulated during the fishing season.
  Prices for the Company's products tend to be lower during the fishing season when product is more abundant than in the off season. Throughout the entire year, prices are significantly influenced by supply and demand in world markets for competing products, particularly soybean meal for its fish meal products and vegetable oils and fats for its fish oil products when used as an alternative to vegetable oils and fats. Beginning early in Fiscal 1999 and continuing through Fiscal 2000, world grain and oilseed markets were burdened by excess supplies which, in turn, resulted in prices for most major commodities being sharply lower than in previous years. Correspondingly, the Company's product prices were adversely impacted during these periods, resulting in decreased gross margins, and the recording of $18.1 million in inventory write-downs during Fiscal 2000.

            Product pricing for the Company's products experienced modest increases during the first nine months of Fiscal 2001, compared with the first nine months of Fiscal 2000. These price increases for the Company's products resulted from diminished global fish meal and fish oil inventories during the first nine months of Fiscal 2001 as opposed to a stronger world demand for other competing products. Management believes that these moderate price increases will continue throughout the remainder of Fiscal 2001 and possibly plateau during the first quarter of 2002. Future product price volatility will depend upon the perceived international availability of fish meal and fish oil inventories. Accordingly, gross profit margins may vary in the future.

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

            The Company implemented several cost-cutting measures during Fiscal 2000, which included, among other items, a reduction in its fishing fleet and spotter planes, closure of in-line processing facilities at its highest cost plant and implementation of a carry-vessel concept. Despite such cost-cutting measures, the decline in product pricing outpaced the cost-cutting efforts which resulted in further inventory write-downs towards the end of Fiscal 2000. Subsequent to the completion of the 2000 fishing season, the Company implemented additional cost reduction measures in anticipation of the 2001 fishing season which included, among other things, a further reduction in the number of fishing vessels and spotter planes and a corresponding reduction in off-season maintenance expenses for the rest of the fleet. Additionally, the Company reduced its off-season personnel associated with those maintenance programs and suspended the Company's matching contribution to the Omega 401(k) Savings and Retirement Plan for Fiscal 2001. Given the Company's current projections of harvesting assumptions and assuming no significant changes in product market prices, the Company expects that positive gross margins should be attainable for Fiscal 2001.

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

            Under a program offered through National Marine Fisheries Services ("NMFS") pursuant to Title XI, the Company has secured loans through lenders with terms generally ranging between 12 and 20 years at interest rates between 6.0% and 8.0% per annum which are enhanced with a government guaranty to the lender for up to 80.0% of the financing. The Company's current Title XI borrowings are secured by liens on 17 fishing vessels and mortgages on the Company's Reedville, Virginia and Abbeville, Louisiana plants. In 1996, Title XI borrowing was modified to permit use of proceeds from borrowings obtained through this program for shoreside construction. To date, the Company has used the entire $20.6 million amount originally authorized under the program. Loans are now available under similar terms pursuant to the Title XI program without intervening lenders. The Company made application for an additional loan of $1.9 million under this new program, which was funded on November 6, 2001.

            Omega had an unrestricted cash balance of $14.6 million at September 30, 2001, an increase of $7.2 million from December 31, 2000. This increase was primarily due to an $8.7 million increase in cash provided by operating activities during the first nine months of Fiscal 2001.

            Investing activities used $626,000 during the nine months ended September 30, 2001 and $7.2 million during the nine months ended September 30, 2000. The Company's investing activities consisted mainly of the sale of assets and capital expenditures for equipment purchases and equipment replacements in the nine month periods ended September 30, 2001 and 2000.

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

            Net financing activities used $846,000 and $867,000 to repay debt obligations during the nine month periods ended September 30, 2001 and September 30, 2000, respectively. The Company's long-term debt at September 30, 2001 and December 31, 2000, was $14.0 million and $14.8 million, respectively. Current maturities attributable to the Company's long-term debt were $1.2 million at both September 30, 2001 and December 31, 2000. The Company has not utilized its working capital credit facility during Fiscal 2001 and Fiscal 2000.

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

            As a direct result of the September 11, 2001 terrorist activities, the U.S. Secretary of Transportation issued a federal ground stop order that closed the U.S. air travel system for over 24 hours and grounded aircraft that operate under visual flight rules, such as the Company's fish-spotting aircraft, for approximately nine days. This loss of spotter aircraft coverage severely hampered the Company's ability to locate menhaden fish, resulting in reduced harvest during this period. The costs associated with the Company's inability to operate under normal conditions were approximately $1.2 million and have been treated as a current period charge to operations.

     The Company believes that its existing cash, cash equivalents, short-term investments and funds available through its credit facility will be sufficient to meet its working capital and capital expenditure requirements through at least the end of 2002.

  RESULTS OF OPERATIONS

     The following table sets forth as a percentage of revenues certain items of the Company's operations for each of the indicated periods:


                                                   THREE MONTHS ENDED           NINE MONTHS ENDED
                                                      SEPTEMBER 30,               SEPTEMBER 30,
                                                ------------------------      ---------------------
                                                   2001           2000         2001          2000
                                                 -------        -------      -------       -------
Revenues.....................................      100.0%         100.0%       100.0%        100.0%
Cost of sales................................       87.1          102.4         89.7          98.6
Abnormal costs due to FAA groundings.........        3.2              -          1.6             -
Inventory write-down.........................        0.0           76.9          0.0          23.6
                                                   -----          -----        -----         -----
Gross profit (loss)..........................       12.9          (79.3)        10.3         (22.2)
Selling, general and administrative expense..        4.6            9.0          6.7          10.3
                                                   -----          -----        -----         -----
Operating income (loss)......................        8.3          (88.3)         3.6         (32.5)
Interest expense, net........................       (0.2)          (0.6)        (0.4)         (0.2)
Other expense, net...........................       (0.1)          (0.1)        (0.1)         (0.5)
                                                   -----          -----        -----         -----
Income (loss) before income taxes............        8.0          (89.0)         3.1         (33.2)
Provision (benefit) for income taxes.........        1.4          (32.0)        (0.4)        (12.0)
                                                   -----          -----        -----         -----
Net income (loss)............................        6.6          (57.0)         2.7         (21.2)
                                                   =====          =====        =====         =====

  INTERIM RESULTS FOR THE THIRD QUARTER ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

     REVENUES. For the current quarter ended September 30, 2001, revenues increased $18.9 million, or 105.6% from $17.9 million in the quarter ended September 30, 2000, to $36.8 million in the quarter ended September 30, 2001. The increase in revenues was attributable to a 28.1% and a 577.0% increase in the sales volumes of fish meal and fish oil respectively, along with a 14.2% and 26.8% increase in fish meal and fish oil selling prices respectively, during the current quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000.

     COST OF SALES. Cost of sales, including depreciation and amortization for the current quarter ended September 30, 2001 was $32.1 million, a $13.8 million increase, or 75.4% from $18.3 million in the quarter ended September 30, 2000. Cost of sales for the current quarter included a current period charge to operations in the amount of $1.2 million. This current period charge was the direct result of the U.S. Secretary of Transportation's federal ground stop order that closed the U.S. air travel system for a period of time after the September 11, 2001 terrorist attacks. This federal ground stop severely hampered the Company's ability to locate and harvest fish during this period, resulting in significantly higher harvesting costs. Since such costs were abnormal in nature, they have been treated as a current period charge to operations. Cost of sales as a percentage of revenues was 83.9% in the current quarter ended September 30, 2001 as compared to 102.4% in the quarter ended September 30, 2000. The 15.3% decrease in cost of sales, as a percentage of revenues, during the current quarter ended September 30, 2001 was due primarily to a 28.1% and 577.0% increase in the sales volumes of the Company's fish meal and fish oil, respectively along with a 14.2% and 26.8% increase in the Company's selling prices for fish meal and fish oil, respectively.

            GROSS PROFIT. Gross profit increased $19.0 million or 133.8%, from a $14.2 million loss in the quarter ended September 30, 2000 to $4.8 million in the current quarter ended September 30, 2001. As a percentage of revenues, the Company's gross profit margin increased 92.2% in the current quarter ended September 30, 2001 as compared to the same period in the prior fiscal year. The increase in gross profit was primarily due to a 28.1% and 577.0% increase in the sales volumes of the Company's fish meal and fish oil respectively, along with a 14.2% and 26.8% increase in the Company's selling prices for fish meal and fish oil, respectively. The Company attributes the higher fish meal and fish oil sales prices and volumes in the third quarter ending September 30, 2001 to diminished global fish meal and fish oil inventories during the first nine months of Fiscal 2001 as opposed to a general strengthening in world markets for other competing products.

            SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $87,000 or 5.4% from $1.6 million in the quarter ended September 30, 2000 to $1.7 million in the quarter ended September 30, 2001. The increase in expense was due primarily to the timing of employee administrative costs.

            OPERATING INCOME (LOSS). As a result of the factors discussed above, the Company's operating income increased $18.9 million from a $15.8 million loss in the quarter ended September 30, 2000 to a $3.1 million profit in the quarter ended September 30, 2001. As a percentage of revenues, operating income increased 96.6% in the current quarter ended September 30, 2001 as compared to the same period in the prior fiscal year.

            INTEREST EXPENSE, NET. Interest expense, net decreased by $32,000 in the current quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000. The decrease in interest expense, net was the result of an increase in interest income due to an increase in cash and cash equivalents available for investment purposes during the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000.

            OTHER EXPENSE, NET. Other expense, net increased $26,000 in the current quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000. This increase in other expense was the result of fees related to the non-use of Company's credit facility.

           PROVISION (BENEFIT) FOR INCOME TAXES. The Company recorded a $506,000 provision for income taxes on a $2.9 million profit before taxes for the quarter ended September 30, 2001. This is compared to a $5.7 million benefit for taxes on a $15.9 million loss for the quarter ended September 30, 2000. The provision for income taxes for the current nine months ended September 30, 2001 reflects a year to date deferred state tax benefit of approximately $750,000. During the quarter ended September 30, 2001, the Company completed their 2000 state income tax returns and also successfully completed several years of state income tax audits. Based on the completed tax returns and audits, the Company recorded deferred tax assets for the resulting state net operating loss carryforwards and believes that it is more probable than not that the estimated tax benefits of the state net operating losses will be realized. The effective tax rate of 34% for U.S. federal taxes was unchanged between the periods.

  INTERIM RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

     REVENUES. For the nine months ended September 30, 2001, revenues increased $16.8 million or 28.9% from $58.1 million for the nine months ended September 30, 2000 to $74.9 million for the nine months ended September 30, 2001. This increase was attributable to a 102.3% increase in sales volume of the Company's fish oil and an increase of 15.2% and 14.3% in the selling price of the Company's fish meal and fish oil respectively, for the nine months ended September 30, 2001.

     COST OF SALES. Cost of sales, including depreciation and amortization, for the nine months ended September 30, 2001 was 67.2 million, a $9.9 million increase from $57.3 million for the comparable nine month period ended September 30, 2000. Cost of sales for the nine months included a current period charge to operations in the amount of $1.2 million. This current period charge was the direct result of the U.S. Secretary of Transportation's federal ground stop order that closed the U.S. air travel system for a period of time after the September 11, 2001 terrorist attacks. This federal ground stop severely hampered the Company's ability to locate and harvest fish during this period, resulting in significantly higher harvesting costs. Since such costs were abnormal in nature, they have been treated as a current period charge to operations. Cost of sales as a percentage of revenues was 88.1% in the current nine month period as compared to 98.6% for the nine month period ended September 30, 2000. The 8.9% decrease in cost of sales, as a percentage of revenues, during the current nine month period ended September 30, 2001 is due primarily to a 102.3% increase in sales volume for the Company's fish oil and an increase of 15.2% and 14.3% in the selling price of the Company's fish meal and fish oil, respectively, as compared to the nine months ended September 30, 2000.

     GROSS PROFIT.   Gross profit increased $20.6 million or 160.0% from a $12.9 million loss in the nine month period ended September 30, 2000 to a $7.7 million gross profit for the nine month period ended September 30, 2001. As a percentage of revenues the Company's gross profit margin increased 32.5% in the current nine month period ended September 30, 2001. The increase in gross profit was due primarily to a 102.3% increase in sales volume for the Company's fish oil and an increase of 15.2% and 14.3% in the selling price of the Company's fish meal and fish oil respectively. The Company attributes the higher fish meal and fish oil sales prices for the nine months ending September 30, 2001, to diminished global fish meal and fish oil inventories during the first nine months of Fiscal 2001 as opposed to a general strengthening in world markets for other competing products.

     SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $1.0 million or 16.7% from $6.0 million for the nine months ended September 30, 2000 to $5.0 million for the nine months ended September 30, 2001. This decrease was primarily due to a reduction in staff and related employee costs.

     OPERATING INCOME (LOSS). As a result of the factors discussed above, the Company's operating income increased $21.6 million from an $18.9 million loss for the nine months ended September 30, 2000 to a $2.7 million operating income for the nine months ended September 30, 2001. As a percentage of revenues, operating income increased 36.1% for the current nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000.

     INTEREST EXPENSE, NET. Interest expense net increased by $205,000 from net interest expense of $115,000 for the nine months ended September 30, 2000 to $320,000 for the nine months ended September 30, 2001. The increase in net interest expense was primarily due to a reduction of interest income as a result of lower returns on investments.

     OTHER (EXPENSE), NET. Other expense, net decreased by $214,000 in the current nine month period ended September 30, 2001 as compared to the nine month period ended September 30, 2000. This decrease was the result of gains during the nine months ended September 30, 2001 on the disposal of assets which was netted against other expenses.

     PROVISION (BENEFIT) FOR INCOME TAXES. The Company recorded a $283,000 provision for income taxes for the current nine months ended September 30, 2001. The provision for income taxes for the current nine months ended September 30, 2001 reflects a year to date deferred state tax benefit of approximately $750,000. During the quarter ended September 30, 2001, the Company completed their 2000 state income tax returns and also successfully completed several years of state income tax audits. Based on the completed tax returns and audits, the Company recorded deferred tax assets for the resulting state net operating loss carryforwards and believes that it is more probable than not that the estimated tax benefits of the state net operating losses will be realized. The effective tax rate of 34% for U.S. federal taxes was unchanged between the periods.

  SEASONAL AND QUARTERLY RESULTS

     The Company's menhaden harvesting and processing business is seasonal in nature. The Company generally has higher sales during the menhaden harvesting season (which includes the three-month periods ending June 30 and September
  30) due to increased product availability, but prices during the fishing season tend to be lower than during the off-season, although this general pricing trend has not persisted during Fiscal 2001 when compared to Fiscal 2000. Prices received throughout Fiscal 2000 were the lowest the industry had experienced in recent years. As a result, the Company's quarterly operating results have fluctuated in the past and may fluctuate in the future. In addition, from time to time the Company defers sales of inventory based on worldwide prices for competing products that affect prices for the Company's products which may affect comparable period comparisons.

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

2. The impact on the prices for the Company's products caused by worldwide supply and demand relationships over which the Company has no control and which tend to fluctuate to a significant extent over the course of a year and from year to year. The products that influence the supply and demand relationship are world supplies of fish meal made from other fish species, palm oil, soy meal and oil, and other edible oils.

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

                                     OMEGA PROTEIN CORPORATION
                                               (Registrant)



November 6, 2001                    By:           /s/ ROBERT W. STOCKTON
                                        -------------------------------------
                                    (Executive Vice President, Chief Financial
                                    Officer and Corporate Secretary)