Form 10-K/A
period 2000-12-31
OMEGA PROTEIN CORP
filed 2002-03-26
CIK 1053650

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                   Form 10-K/A

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

                                                     Name of each exchange on
                      Title of each class                Which registered
                      -------------------

Common Stock, $0.01 par value....................     New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

     None.

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 6, 2001, the aggregate market value of the Company's common stock held by voting and non-voting common equity of the Company is $46,655,663 based on the closing price of the Common Stock in consolidated trading on The New York Stock Exchange. This figure does not include the value of Common Stock held by Directors and Executive Officers of the Registrant and members of the immediate families, some of whom may constitute "affiliates" for purpose of the Securities Exchange Act of 1934. On March 6, 2001, there were outstanding 24,339,081 shares of the Company's Common Stock, $0.01 par value.

     Documents incorporated by reference: Portions of the registrant's definitive proxy statement for its combined 2001 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2000, are incorporated by reference to the extent set forth in Part III.

================================================================================

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

     The Company is the successor by merger to Marine Genetics Corporation (formerly known as Zapata Protein, Inc.), a Delaware corporation, which was formed in March 1994 to act as the holding company for Omega Protein, Inc. (formerly known as Zapata Protein (USA), Inc.). The Company has two material subsidiaries: Omega Protein, Inc. and Omega Shipyard, Inc.

     Omega Protein, Inc., which is the operating entity for the Company's current business, was formed in Virginia in October 1986, and is the successor to a business conducted since 1913. Omega Shipyard, Inc. owns a drydock facility in Moss Point, Mississippi, which is used to provide shoreside maintenance for the Company's fishing fleet and, subject to outside demand and excess capacity, third-party vessels. Revenues from shipyard work for third-party vessels in Fiscal 2000 were not material. The Company also has a number of other direct and indirect subsidiaries, none of which are material to the Company's operations.

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

     To concentrate on and enhance its core business, the Company sold a marginally profitable business, Venture Milling Company ("Venture Milling"), in late Fiscal 1997 and acquired two businesses, American Protein, Inc. ("American Protein") and Gulf Protein, Inc. ("Gulf Protein") in early Fiscal 1998 to increase the Company's harvesting and production capabilities. These transactions are described below:

     On September 16, 1997, the Company's wholly-owned subsidiary, Venture Milling, sold substantially all of its assets to an unrelated third party (the "Venture Milling Disposition"). Venture Milling was primarily in the business of blending different animal protein products (fish meal, blood meal and feather meal) for sale to producers of feed for broilers and other animals with low nutritional requirements.

     On November 3, 1997, the Company acquired for $14.5 million in cash, the fishing and processing assets of American Protein which operated ten fishing vessels and a menhaden processing plant in the Chesapeake Bay area (the "American Protein Acquisition"). American Protein's facilities were located in close proximity to the Company's Reedville, Virginia facility. Shortly after closing this acquisition, the Company closed the American Protein plant and integrated its assets into the Company's existing operations.

     On November 25, 1997, the Company purchased the fishing and processing assets of Gulf Protein, which included six fishing vessels, five spotter planes and the processing equipment at the Gulf Protein plant located near Morgan City, Louisiana, for $13.6 million in cash and the assumption of $883,000 in long-term liabilities (the "Gulf Protein Acquisition" and together with the American Protein Acquisition, the "Acquisitions"). In connection with the Gulf Protein Acquisition, the Company also entered into a five-year lease for the Gulf Protein plant at a $220,000 annual rental rate. The Company began operations at the Morgan City, Louisiana plant at the start of the 1998 fishing season, which began in April, 1998. Due to the decline in the average per-ton prices for the Company's products which occurred in Fiscal 1999 and continued throughout Fiscal 2000 (see Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Fiscal 2000 - 1999 and Fiscal 1999-1998), the Company elected to discontinue in-line processing operations at its Morgan City plant for the 2000 and 2001 fishing season. The closure of this plant did not impact the Company's ability to process its products since the Company had excess production capacity at its other three Gulf Coast plants. Warehousing operations are being conducted at the facility until market conditions improve or other opportunities develop for the property.

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

The following table shows the geographical distribution of revenues (in thousands) based on location of customers:

                                         For Year               For Year
                                           Ended                  Ended
                                        December 31,           December 31,
                                           2000                   1999
                                    -------------------    -------------------
                                    Revenues    Percent    Revenues    Percent
    U.S. .......................     $63,713      75.8%     $55,039      58.8%
    Europe .....................       5,661       6.7%      19,215      20.5%
    Asia .......................       2,441       2.9%       7,942       8.5%
    Mexico .....................       6,557       7.8%       4,756       5.1%
    Canada .....................       3,385       4.0%       3,443       3.7%
    Other ......................       2,285       2.8%       3,241       3.4%
                                     -------     -----      -------     -----
    Total ......................     $84,042     100.0%     $93,636     100.0%
                                     =======     =====      =======     =====

                                     Three Months               For Year
                                         Ended                    Ended
                                     September 30,             December 31,
                                         1998                     1998
                                 --------------------     --------------------
                                 Revenues     Percent     Revenues     Percent
    U.S. .......................  $17,835       69.2%     $ 78,106       58.5%
    Europe .....................    3,259       12.7%       29,101       21.8%
    Asia .......................    2,462        9.6%           --         --
    Canada .....................      137         .5%        8,729        6.5%
    Mexico .....................    1,201        4.7%        4,214        3.2%
    Other ......................      865        3.3%       13,405       10.0%
                                  -------      -----      --------      -----
    Total ......................  $25,759      100.0%     $133,555      100.0%
                                  =======      =====      ========      =====

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


     Fishing. During Fiscal 2000, the Company owned a fleet of 65 fishing vessels and 33 spotter aircraft for use in its fishing operations and also leased additional aircraft where necessary to facilitate operations. During the 2000 fishing season in the Gulf of Mexico, where the fishing season runs from mid-April through October, the Company operated 30 fishing vessels and 28 spotter aircraft. The fishing area in the Gulf is generally located along the Gulf Coast, with a concentration off the Louisiana and Mississippi coasts. The fishing season along the Atlantic coast begins in early May and usually extends into December. The Company operated 10 fishing vessels and 8 spotter aircraft along the Mid-Atlantic coast, concentrated primarily in and around the Chesapeake Bay. As part of the Company's cost-reduction effort the remaining 25 least productive fishing vessels owned by the Company were not utilized during Fiscal 2000. In Fiscal 2000, the Company converted four of its former fishing vessels to "carry vessels" which did not engage in active fishing but instead carried fish catch from the Company's offshore fishing vessels to its plants.

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

     Competition. The marine protein and oil business is subject to significant competition from producers of vegetable and other animal protein products and oil products such as Archer-Daniels Midland, Inc., and Cargill, Inc. In addition, but to a lesser extent, the Company competes with smaller domestic privately-owned menhaden fishing companies and international marine protein and oil producers, including Scandinavian herring processors and South American anchovy and sardine processors. Many of these competitors have greater financial resources and more extensive operations than the Company.

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

     The Company's operations are subject to federal, state and local laws and regulations relating to the protection of the environment, including the federal Water Pollution Control Act of 1972, which was significantly modified in 1977 to deal with toxic water pollutants and re-named as the Clean Water Act, and which imposes strict controls against the discharge of pollutants in reportable quantities, and along with the Oil Pollution Act of 1990, imposes substantial liability for the costs of oil removal, remediation and damages. The Company's marine protein operations also are subject to the federal Clean Air Act, as amended, the federal Resource Comprehensive Environmental Response, Compensation, and Liability Act, which imposes liability, without regard to fault, on certain classes of persons that contributed to the release of any "hazardous substances" into the environment; and the federal Occupational Safety and Health Act ("OSHA"). The OSHA hazard communications standard, the

Environmental Protection Agency community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act and similar state statutes require the Company to organize information about hazardous materials used or produced in its operations. Certain of this information must be provided to employees, state and local governmental authorities and local citizens. Numerous other environmental laws and regulations, along with similar state laws, also apply to the operations of the Company, and all such laws and regulations are subject to change.

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

     The Company's harvesting operations are subject to the Shipping Act of 1916 and the regulations promulgated thereunder by the Department of Transportation, Maritime Administration which require, among other things, that the Company be incorporated under the laws of the U.S. or a state, the Company's chief executive officer be a U.S. citizen, no more of the Company's directors be non-citizens than a minority of the number necessary to constitute a quorum and at least 75% of the Company's outstanding capital stock (including a majority of the Company's voting capital stock) be owned by U.S. citizens. If the Company fails to observe any of these requirements, it will not be eligible to conduct its harvesting activities in U.S. jurisdictional waters. Such a loss of eligibility would have a material adverse affect on the Company's business, results of operations and financial condition.

     To protect against such loss of eligibility, the Company's Articles of Incorporation (i) contain provisions limiting the aggregate percentage ownership by non-citizens of each class of the Company's capital stock to no more than 25% of the outstanding shares of each such class (the "Permitted Percentage") so that any purported transfer to non-citizens of shares in excess of the Permitted Percentage will be ineffective as against the Company for all purposes (including for purposes of voting, dividends and any other distribution, upon liquidation or otherwise, (ii) provide for a dual stock certificate system to determine such ownership pursuant to which certificates representing shares of Company Common Stock bear legends that designate such certificates as either "citizen" or "non-citizen" depending on the citizenship of the owner, and (iii) permit the Company's Board of Directors to make such determinations as may reasonably be necessary to ascertain such ownership and implement restrictive limitations on those shares that exceed the Permitted Percentage (the "Excess Shares"). For example, the Company's Board is authorized, among other things, to redeem for cash (upon written notice) any Excess Shares in order to reduce the aggregate ownership by non-citizens to the Permitted Percentage.

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

                                                                                                    Date Became
              Name and Age                            Office                                      Executive Officer
Joseph L. von Rosenberg III (42)............   Chief Executive Officer, President and Director      July 1997

Robert W. Stockton (50).....................   Executive Vice President, Chief Financial            July 1997
                                                 Officer and Secretary

Bernard H. White (53).......................   Corporate Vice President                             March 1998

Jonathan Specht (44)........................   Vice President - Operations                          June 1999

Michael E. Wilson (50)......................   Vice President - Marine Operations and               July 1998
                                                 President of Omega Shipyard, Inc.

     A description of the business experience during the past five years for each of the executive officers of Omega is set forth below.

     Joseph L. von Rosenberg III is President, Chief Executive Officer and Director of the Company. He has served in these positions since July 1997. Prior to serving in these positions Mr. von Rosenberg served from November 1995 until April 1998 as Executive Vice President of Zapata which, at that time, was a holding company with interests in marine protein operations, natural gas transmission, and oil and gas. Prior to becoming Executive Vice President of Zapata, Mr. von Rosenberg served as General Counsel of Zapata from August 1994 to July 1997 and Corporate Secretary of Zapata from June 1993 to July 1997. From August 1994 through November 1995, Mr. von Rosenberg also held the position of Vice President of Zapata.

     Robert W. Stockton is Executive Vice President, Chief Financial Officer and Secretary of the Company. He has served as Executive Vice President and Chief Financial Officer since July 1997 and as Secretary since December 1999. For the five years prior to joining the Company in July 1997, Mr. Stockton was Corporate Controller of Proler International Corp., which was engaged in the business of buying, processing for recycling, and selling ferrous and non-ferrous metals both domestically and internationally.

     Bernard H. White was named CorporateVice President in March 1998. From 1994 to March 1998, Mr. White worked as a Public Affairs and Investor Relations Consultant. Prior to that Mr. White served as Vice President - Corporate Affairs of Zapata.

     Jonathan Specht was named Vice President - Operations in June 1999. From June 1997 through June 1999, Mr. Specht was the General Manager of the Company's Cameron, Louisiana facility. Prior thereto, he was General Manager of a facility operated by Golden Valley Meat, a meat packaging company.

     Michael E. Wilson is President of the Company's wholly-owned subsidiary, Omega Shipyard, Inc., a position he has held since June 1997. Since July 1998, he has also served as the Company's Vice President - Marine Operations and prior thereto, served as the Company's Coordinator of Marine Engineering & Maintenance. Mr. Wilson joined the Company in 1985 and served in various operating capacities until 1996.

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

     As of December 31, 2000, the Company's four processing plants had an aggregate capacity to process approximately 950,000 tons of fish annually. The Company's processing plants are located in coastal areas near the Company's fishing fleet. Annual volume processed varies depending upon menhaden catch and demand. Each plant maintains a dedicated dock to unload fish, fish processing equipment and storage capacity. The Reedville, Virginia facility contains an oil refining plant The Company periodically reviews possible application of new processing technologies in order to enhance productivity and reduce costs.

     The Company also leases from unaffiliated third parties warehouses and tank space for storage of its products, generally at terminals located along the Mississippi River and Tennessee River. The Company's material storage facilities are located at:

         Located                               Approximate Square Footage

  Guntersville, Alabama                                70,000

  St. Louis, Missouri                                  60,000

  East Dubuque, Illinois                               65,000

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

                     Dec. 31,   Sep. 30,   Jun. 30,   Mar. 31,   Dec. 31,   Sep. 30,   Jun. 30,   Mar. 31,
                       2000       2000       2000       2000       1999       1999       1999       1999
                     --------   --------   --------   --------   --------   --------   --------   --------
High sales price      $ 2.56     $ 2.25     $ 3.25     $ 4.00     $ 3.44     $ 5.94     $ 6.17     $11.50
Low sales price         1.31       1.75       1.69       2.31       2.31       3.06       4.75       4.25
Dividends declared        --         --         --         --         --         --         --         --

     The Company's Common Stock trades on the NYSE under the symbol "OME." On March 7, 2001, the closing price of the common stock, as reported by the NYSE, was $1.85 per share. As of March 7, 2001, there were approximately 54 holders of record of Common Stock. This number does not include any beneficial owners for whom shares may be held in a "nominee" or "street" name.

     The Company has not declared any dividends in Fiscal 1999 or Fiscal 2000. The Company intends to retain earnings, if any, to support its growth strategy and does not anticipate declaring or paying dividends on its Common Stock in the foreseeable future. Any future determination as to payment of dividends will be made at the discretion of the Board of Directors of the Company and will depend upon the Company's operating results, financial condition, capital requirements, general business conditions and such other factors that the Board of Directors deems relevant. In addition, the payment of cash dividends is not permitted by the terms of the Company's revolving credit agreement with Bank of America, N.A. (the "Credit Facility"). See "Item 7 - Management's Discussion and Analysis of Financial Conditional and Results of Operations - Liquidity and Capital Resources."

     In September 1998, the Company's Board of Directors authorized a program to repurchase up to 4,000,000 shares of its issued and outstanding common stock. Omega repurchased an aggregate of 413,100 shares under this program during Fiscal 1999 and none during Fiscal 2000. The repurchase program has been terminated because the current Credit Facility prohibits common stock repurchases.

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

                                                 Year                   Year
                                                 Ended                  Ended
                                               December 31,            December 31,
                                               ------------          --------------
                                                   2000                   1999
                                               ------------          --------------
                                             (in thousands, except per share amounts)
INCOME STATEMENT DATA:
      Revenues .............................     $  84,042               $  93,636
      Operating income (loss) ..............       (25,541)//(7)//         (23,273)//(5)(6)//
      Net income (loss) ....................       (16,744)                (14,756)

      Per share income (loss) basic ........         (0.70)                  (0.62)
      Per share income (loss) diluted ......         (0.70)                  (0.62)
      Cash dividends paid ..................
                                                 ---------               ---------
CASH FLOW DATA:
      Capital expenditures .................         6,977                  15,145
      Acquisitions of property and
equipment ..................................
                                                 ---------               ---------
BALANCE SHEET DATA:
      Working capital ......................     $  38,492               $  63,724
      Property and equipment, net ..........        88,872                  90,368
      Total assets .........................       160,484                 176,148
      Current maturities of long-term debt .         1,227                   1,146
      Long-term debt .......................        14,827                  16,069
      Stockholders' equity .................     $ 127,477               $ 144,172

                                               Three Months
                                                 Ended
                                               December 31,         Years Ended September 30,
                                               ------------   -------------------------------------------
                                                   1998         1998              1997             1996
                                               ------------   --------          --------          -------
                                                        (in thousands, except per share amounts)
INCOME STATEMENT DATA:                          $  25,759     $133,555          $117,564//(1)//   $93,609
      Revenues .............................        6,272       38,118            18,205           10,504
      Operating income (loss) ..............

      Net income (loss) ....................       4,252       24,207            10,425            5,928
      Per share income (loss) basic ........        0.18         1.11              0.53             0.30
      Per share income (loss) diluted ......        0.18         1.10              0.53             0.30
      Cash dividends paid ..................
                                                    -----      -----               -----            -----
CASH FLOW DATA:
      Capital expenditures .................        3,030       21,540             9,825            4,673
      Acquisitions of property and
equipment ..................................                    28,116
                                                    -----                          -----            -----
BALANCE SHEET DATA:

      Working capital ......................    $  83,557     $ 80,498          $ 31,396          $20,719
      Property and equipment, net ..........       86,068       84,798//(2)//     40,889           36,511
      Total assets .........................      189,853      193,421           100,440           86,969
      Current maturities of long-term debt .          997        1,114             1,034              487
      Long-term debt .......................       11,205       11,408            11,294           50,187
      Stockholders' equity .................    $ 160,850     $156,598//(3)//   $ 64,354//(4)//   $12,029

----------
(1) In September 1997, the Company closed the Venture Milling Disposition, a blending operation with annual revenues and operating income of $32.0 million and $174,000, respectively.
(2) In November 1997, the Company closed both the American Protein Acquisition and the Gulf Protein Acquisition. See Note 2 to Company's Consolidated Financial Statements.
(3) The Company's initial public offering closed in April 1998 which resulted in net proceeds to the Company of $68.0 million, of which $33.3 million was used to repay indebtedness. See Note 1 to Company's Consolidated Financial Statements.
(4) In Fiscal 1997, Zapata contributed to the Company $41.9 million existing intercompany debt owed to Zapata by the Company.
(5) During the quarters ended September 30, 1999 and December 31, 1999, the Company recorded inventory write-downs of $14.5 million and $3.7 million, respectively, for market declines on the inventory values of the Company's fish meal and fish oil.
(6) Includes a pre-tax charge of $2.3 million during the quarter ended December 31, 1999, for the write-down of certain impaired Morgan City plant in-line processing assets.
(7) During the quarters ended September 30, 2000 and December 31, 2000, the Company recorded inventory write-downs of $13.7 million and $4.4 million, respectively, for market declines on the inventory values of the Company's fish meal and fish oil.

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

General

     Business. Omega is the largest U.S. producer of protein-rich meal and oil derived from marine sources. The Company's products are produced from menhaden (a fish found in commercial quantities), and include regular grade and value added specialty fish meals, crude and refined fish oils and fish solubles. The Company's fish meal products are used as nutritional feed additives by animal feed manufacturers and by commercial livestock and poultry farmers. The Company's crude fish oil is sold to food producers in Europe and its refined fish oil products are used in aquaculture feeds and certain industrial applications. Fish solubles are sold as protein additives for animal feed and as fertilizers.

     The fish catch is processed into regular grade fish meal, specialty fish meals, fish oils and fish solubles at the Company's four operating plants located in Virginia, Mississippi and Louisiana. The Company owns 65 fishing vessels (40 of which were directly involved in the harvesting operations during Fiscal 2000) and owns 33 and leases 8 spotter aircraft (of which 41 were directly involved in the harvesting operations) that are used to harvest menhaden in coastal waters along the U.S. mid-Atlantic and Gulf of Mexico coasts. In 2000, the Company converted four of its fishing vessels to "carry vessels" which did not engage in active fishing but instead carried fish from the Company's offshore fishing vessels to its plants. Such utilization of carry vessels increases the amount of time that the bulk of the Company's fishing vessels remain offshore fishing productive waters and therefore increases the Company's fish catch per vessel employed. The carry vessels have reduced crews and crew expenses and incur less maintenance cost than the actual fishing vessels. Additionally, the Company elected to temporarily cease its in-line processing operations at its Morgan City, Louisiana plant location during Fiscal 2000 and will not reopen the plant for the 2001 fishing season due to the continuing depressed prices received for the Company's products. Certain damaged processing equipment at this facility has been removed and scrapped. The closure of this plant did not impact the Company's continuing ability to process all its Gulf Coast production, even though fishing efforts were not reduced, since the Company had excess production capacity at its remaining three Gulf Coast plants. Warehousing operations are being conducted at the Morgan City facility until market conditions improve or other opportunities develop for the property.

     Previous Disposition and Acquisitions. The Company closed the Venture Milling Disposition on September 16, 1997. The Company also closed the American Protein Acquisition on November 3, 1997 and the Gulf Protein Acquisition on November 25, 1997. Both Acquisitions were accounted for as purchases and therefore, their results of operations were included in the Company's Statement of Operations as of the closing dates for each Acquisition.

     Fiscal Year Change. On December 1, 1998 the Company's Board of Directors approved a change in the Company's fiscal year end from September 30 to December 31, effective beginning January 1, 1999. A three-month transition period from October 1, 1998 through December 31, 1998 (the "Transition Period") precedes the start of the 1999 Fiscal year. "Fiscal 1998" and "Fiscal 1997" refer to respective Fiscal years ended September 30. The Transition Period refers to the three-months ended December 31, 1998. "Fiscal 1999" and "Fiscal 2000" refer to the respective fiscal twelve-months ended December 31.

     Harvesting and Production. The following table summarizes the Company's harvesting and production for the indicated periods:

                                        Year           Year        Three Months
                                        Ended          Ended          Ended         Year Ended September 30,
                                     December 31,   December 31,   December 31,   ---------------------------
                                         2000          1999            1998        1998      1997       1996
                                     ------------   ------------   ------------   -------   -------   -------
       Fish catch (tons) (1) .....      620,655        724,974        123,079     602,096   507,358   458,917

       Production (tons):
          Fish meal
               Regular grade .....       88,190         93,388          9,492      73,536    63,835    56,569
               Special Select ....       49,297         68,996         12,631      63,163    46,409    46,325
               Sea-Lac ...........       24,970         16,577          7,068      11,917    14,741    10,631
               Silver Herring ....        1,060          1,218            353          --        --        --
          Oil
               Crude .............       58,809         95,175         15,789      68,245    61,905    60,257
               Refined ...........        5,371          5,638          1,238       7,230     9,657     8,834
          Solubles ...............        8,855         13,781          1,067      14,995    16,531    17,139
                                        -------        -------        -------     -------   -------   -------
            Total Production .....      236,552        294,773         47,638     239,086   213,078   199,755
                                        =======        =======        =======     =======   =======   =======

----------
(1) Fish catch has been converted to tons using the National Marine Fisheries Service ("NMFS") fish catch conversion ratio of 670 pounds per 1,000 fish.

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

     In an effort to reduce price volatility and to generate higher, more consistent profit margins, the Company is continuing its efforts towards the production and marketing of specialty meal products, which generally have higher margins than the Company's regular grade meal product. Additionally, the Company is attempting to introduce its refined fish oil into the food market. The Company has had some success selling its refined fish oil, trademarked OmegaPure(TM), to food manufacturers in the United States and Canada at prices that provide substantially improved margins over the margins that can be obtained from selling non-refined crude fish oil. The Company cannot estimate, however, the size of the actual domestic market for OmegaPure(TM) or how long it may take to develop this market.

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

     During Fiscal years 2000 and 1999, approximately 35% to 40% of Omega's regular grade fish meal was sold on a two to six month forward contract basis. The balance of regular grade and other products was substantially sold on a spot basis through purchase orders. The Company's annual revenues are highly dependent on both annual fish catch and inventories and, in addition, inventory is generally carried over from one fiscal year to another fiscal year. The Company determines the level of inventory to be carried over based on prevailing market prices of the products and anticipated customer usage and demand during the off season. Thus, production volume does not necessarily correlate with sales volume in the same fiscal year and sales volumes will fluctuate from quarter to quarter. The Company's fish meal products have a useable life of approximately one year from date of production. Practically, however, the Company typically attempts to empty its warehouses of the previous season's products by the second or third month of the new fishing season. The Company's crude fish oil products do not lose efficacy unless exposed to oxygen and therefore, their storage life typically is longer than that of fish meal.

     The following table sets forth the Company's revenues by product (in millions) and the approximate percentage of total revenues represented thereby, for the indicated periods:

                                    Year                 Year            Three Months             Year
                                   Ended                Ended                Ended               Ended
                                December 31,         December 31,         December 31,        September 30,
                                    2000                 1999                 1998                1998
                            ------------------   ------------------   ------------------   ------------------
                            Revenues   Percent   Revenues   Percent   Revenues   Percent   Revenues   Percent
                            --------   -------   --------   -------   --------   -------   --------   -------
       Regular Grade         $ 30.0      35.7%    $ 31.3      33.4%    $  6.7      26.0%    $ 35.3      26.4%
       Special Select          25.7      30.6       23.5      25.1        7.7      29.8       33.9      25.4
       Sea-Lac                  8.5      10.1        6.8       7.2        1.6       6.2        7.8       5.8
       Crude Oil               12.1      14.4       25.9      27.7        8.0      31.0       46.7      35.0
       Refined Oil              2.4       2.9        3.1       3.3        1.1       4.3        5.0       3.7
       Fish Solubles            2.3       2.7        2.2       2.4        0.5       1.9        3.2       2.4
       Venture Milling           --        --         --        --         --        --         --        --
       Nets and Other           2.1       2.5        0.8       0.9        0.2       0.8        1.6       1.3
       Northeast Organics       0.6       0.7         --        --         --        --         --        --
       Omega Shipyard           0.3       0.4         --        --         --        --         --        --
                             ------     -----     ------     -----     ------     -----     ------     -----
       Total                 $ 84.0     100.0%    $ 93.6     100.0%    $ 25.8     100.0%    $133.5     100.0%
                             ======     =====     ======     =====     ======     =====     ======     =====

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

     Omega had an unrestricted cash balance of $7.4 million at December 31, 2000, down $8.3 million from December 31, 1999. This decrease was due primarily to operating losses as a result of reduced selling prices for the Company's products. Reduced selling prices for the Company's products generally result in decreased liquidity which, if the trend continues, may result in the utilization of the Company's credit facility. The Company's long-term debt at December 31, 2000 and 1999 was $16.1 million and $17.2 million, respectively. Current maturities attributable to the Company's long-term debt were $1.2 million and $1.1 million at December 31, 2000 and 1999, respectively. The Company has not utilized its working capital credit facility during Fiscal 2000 and Fiscal 1999.

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

     If the Company elects to re-establish normal production at its Morgan City plant operations for fish meal, fish oil and fish solubles, then various components of the in-line processing equipment will have to be upgraded or replaced. Such equipment would include the driers, cookers and presses. It is estimated that replacement of this equipment would cost $2.0 to $3.0 million.

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

     On December 20, 2000 the Company entered into a $20.0 million revolving credit agreement with Bank of America, N.A. (the "Credit Facility"). Under the Credit Facility the Company may make borrowings in a principal amount not to exceed $20.0 million at any time. Borrowings under this facility may be used to finance ongoing working capital needs, to make acquisitions, and to issue standby or commercial letters of credit. Interest accrues on borrowings that will be outstanding under the Credit Facility at either (i) LIBOR plus 250 basis points or (ii) at the Company's option, the Bank's prime rate. The Credit Facility is collateralized by all of the Company's trade receivables, inventory and equipment. The Company and its subsidiaries are required to comply with certain financial covenants, including maintenance of a minimum tangible net worth and maintenance of minimum EBITDA. In addition, the Credit Facility does not allow for the payment of cash dividends or stock repurchases and also limits capital expenditures and investments. Through December 31, 2000 the Company had made no borrowings under the Credit Facility. The Credit Facility expires on December 20, 2003.

     On September 17, 1998, the Company's Board of Directors approved a stock repurchase program allowing the Company to repurchase up to 4,000,000 shares of its common stock. See "Item 5--Market For Registrant's Common Equity and Related Stockholder Matters." The Company has repurchased 413,100 shares pursuant to such authorization. The repurchase program has been terminated because the Company's credit facility prohibits such purchases.

     The Company's principal raw material is menhaden, a species of fish that inhabits coastal and inland tidal waters in the United States. Menhaden are undesirable for human consumption due to their small size, prominent bones and high oil content. Certain state agencies impose resource depletion restrictions on menhaden pursuant to fisheries management legislation or regulations. To date, the Company has not experienced any material adverse impact on its fish catch or results of operations as a result of these restrictions.

     The Company from time to time considers potential transactions including, but not limited to, enhancement of physical facilities to improve production capabilities and the acquisition of other businesses. Certain of the potential transactions reviewed by the Company would, if completed, result in its entering new lines of business (generally including certain businesses to which the Company sells its products such as pet food manufacturers, fertilizer companies and organic foods distributors) although historically, reviewed opportunities have been generally related in some manner to the Company's existing operations. Although the Company does not, as of the date hereof, have any commitment with respect to a material acquisition, it could enter into such agreement in the future.

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

                                                     Year         Three Months        Year
                                                    Ended             Ended          Ended
                                                 December 31,     December 31,   September 30,
                                                --------------
                                                 2000     1999        1998          1998 (1)
                                                -----    -----    ------------   -------------
       Revenues .............................   100.0%   100.0%      100.0%         100.0%

       Cost of sales ........................    99.7     93.3        68.2           66.6

       Inventory write-down .................    21.6     19.4         0.0            0.0
                                                -----    -----       -----          -----
       Gross profit (loss) ..................   (21.3)   (12.7)       31.8           33.4

       Selling, general and administrative ..     9.1      9.7         7.5            4.9

       Impairment of long-lived assets ......      --      2.4         0.0            0.0
                                                -----    -----       -----          -----
       Operating income (loss) ..............   (30.4)   (24.8)       24.3           28.5

       Interest income, (expense) net .......     (.3)     0.6         1.7           (0.1)

       Other (expense) net ..................     (.4)    (0.4)       (0.2)          (0.2)
                                                -----    -----       -----          -----
       Income (loss) before income taxes ....   (31.1)   (24.6)       25.8           28.2

       Benefit (provision) for income taxes .    11.2      8.9        (9.3)         (10.1)
                                                -----    -----       -----          -----
       Net income (loss) ....................   (19.9)   (15.7)       16.5           18.1
                                                =====    =====       =====          =====

----------
(1) The Acquisitions closed on November 3, 1997 and November 25, 1997, respectively.

Fiscal 2000 - 1999

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

     Benefit for income taxes. The Company recorded a $9.4 million benefit for income taxes for Fiscal 2000. This represents an effective tax rate of 36.0% in comparison to a tax benefit of $8.3 million in Fiscal 1999. This represents an effective tax rate of 36.0% for both Fiscal 2000 and Fiscal 1999. The effective tax rates approximate the applicable combined state and federal statutory tax rates for the respective periods. The Company's ability to realize the entire benefit of its deferred tax asset requires that the Company achieve certain future earning levels prior to the expiration of its NOL carryforwards. During the five years prior to Fiscal 1999, the Company generated taxable income in excess of the taxable losses incurred during Fiscal 1999 and 2000. The Fiscal 1999 net operating loss was utilized via carryback to the prior two tax years. The Company believes that it is more likely than not that it will continue to generate taxable income and that the entire balance of deferred tax assets will be realized. The Company could be required to record a valuation allowance for a portion or all of its deferred tax asset if market conditions deteriorate and future earnings are below, or projected to be below, its current estimates.

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

Item 7.A Quantitative and Qualitative Disclosure About Market Risk.

     In the normal course of business, the financial condition of the Company is exposed to minimal market risk associated with interest rate movements on the Company's borrowings. A one percent increase or decrease in the levels of interest rates on variable rare debt would not result in a material change to the Company's results of operations.

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

PricewaterhouseCoopers LLP

New Orleans, Louisiana
February 23, 2001

                            OMEGA PROTEIN CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                                                 December 31,    December 31,
                                                                                     2000           1999
                                                                                 ------------    ------------
                                                                                        (in thousands)
                                        ASSETS
Current assets:
   Cash and cash equivalents .................................................    $   7,403       $  15,673
   Receivables, net ..........................................................        9,570          15,991
   Inventories ...............................................................       37,032          46,112
   Prepaid expenses and other current assets .................................          978             897
                                                                                  ---------       ---------
   Total current assets ......................................................       54,983          78,673
Other assets .................................................................        9,786           7,107
Deferred tax assets, net .....................................................        6,843              --
Property and equipment, net ..................................................       88,872          90,368
                                                                                  ---------       ---------
      Total assets ...........................................................    $ 160,484       $ 176,148
                                                                                  =========       =========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt ......................................    $   1,227       $   1,146
   Accounts payable ..........................................................        2,312           2,200
   Accrued liabilities .......................................................       14,600          11,603
                                                                                  ---------       ---------
      Total current liabilities ..............................................       18,139          14,949
Long-term debt ...............................................................       14,827          16,069
Deferred income taxes ........................................................           --             583
Other liabilities ............................................................           --             375
                                                                                  ---------       ---------

      Total liabilities ......................................................       32,966          31,976
                                                                                  ---------       ---------

Minority interest in consolidated subsidiary .................................           41              --
                                                                                  ---------       ---------

Commitments and contingencies

Stockholders' equity:
   Preferred Stock, $0.01 par value; authorized 10,000,000 shares; none issued           --              --
   Common Stock, $0.01 par value; authorized 80,000,000 shares; 24,330,277
      and 24,302,126 shares issued and outstanding, respectively .............          243             243
   Capital in excess of par value ............................................      111,884         111,835
   Retained earnings .........................................................       17,385          34,129
   Common Stock in treasury, at cost - 413,100 shares ........................       (2,035)         (2,035)
                                                                                  ---------       ---------
      Total stockholders' equity .............................................      127,477         144,172
                                                                                  ---------       ---------
         Total liabilities and stockholders' equity ..........................    $ 160,484       $ 176,148
                                                                                  =========       =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                            OMEGA PROTEIN CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Year          Three Months      Year
                                                  Ended            Ended          Ended
                                              December 31,      December 31,   September 30,
                                          -------------------
                                            2000       1999        1998           1998
                                          --------   --------   ------------   -------------
                                              (in thousands, except per share amounts)
Revenues ..............................   $ 84,042   $ 93,636     $ 25,759       $ 133,555
Cost of  sales ........................     83,825     87,369       17,553          88,870
Inventory write-down ..................     18,117     18,188           --              --
                                          --------   --------     --------       ---------
Gross profit (loss) ...................    (17,900)   (11,921)       8,206          44,685
Selling, general, and administrative...      7,641      9,085        1,934           6,567
Impairment of long-lived assets .......         --      2,267           --              --
                                          --------   --------     --------       ---------
Operating income (loss) ...............    (25,541)   (23,273)       6,272          38,118
Interest (expense) income, net ........       (293)       614          429            (168)
Other (expense), net ..................       (329)      (398)         (58)           (291)
                                          --------   --------     --------       ---------
Income (loss) before income taxes .....    (26,163)   (23,057)       6,643          37,659
Provision (benefit) for income taxes        (9,419)    (8,301)       2,391          13,452
                                          --------   --------     --------       ---------
Net income (loss) .....................   $(16,744)  $(14,756)    $  4,252       $  24,207
                                          ========   ========     ========       =========
Earnings (loss) per share (basic)......   $  (0.70)  $  (0.62)    $   0.18       $    1.11
                                          ========   ========     ========       =========
Average common shares outstanding......     23,903     23,963       24,277          21,901
                                          ========   ========     ========       =========
Earnings (loss) per share (diluted)....   $  (0.70)  $  (0.62)    $   0.18       $    1.10
                                          ========   ========     ========       =========
Average common shares and common
   share equivalents outstanding ......     23,903     23,963       24,277          22,021
                                          ========   ========     ========       =========

    The accompanying notes are an integral part of the consolidated financial statements.

                            OMEGA PROTEIN CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    Year          Three Months      Year
                                                                    Ended            Ended          Ended
                                                                December 31,      December 31,   September 30,
                                                            -------------------
                                                              2000       1999        1998            1998
                                                            --------   --------   ------------   -------------
Cash flow provided by (used in) operating activities:                     (in thousands)
   Net income (loss) ....................................   $(16,744)  $(14,756)    $  4,252       $ 24,207
   Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
   (Gain) loss on disposal of assets, net ...............         84         (6)          --           (101)
   Depreciation and amortization ........................      9,211      8,995        1,955          6,351
   Impairment of long-lived assets ......................         --      2,267           --             --
   Deferred income taxes ................................     (7,426)    (2,277)         128          1,552
   Changes in assets and liabilities:
       Receivables ......................................      6,421     (7,089)       3,001         (1,967)
       Inventories, net of write-downs .................       9,080     (2,761)      (2,567)        (2,336)
       Accounts payable and accrued liabilities                3,114        273       (7,365)         3,850
       Amounts due to parent ...........................          (5)       (36)        (263)        (4,860)
       Other, net ......................................      (3,922)    (1,604)        (731)        (1,180)
                                                            --------   --------     --------       --------
           Total adjustments ............................     16,557     (2,238)      (5,842)         1,309
                                                            --------   --------     --------       --------
           Net cash provided by (used in)
             operating activities .......................       (187)   (16,994)      (1,590)        25,516
                                                            --------   --------     --------       --------
Cash flow provided by (used in) investing activities:
       Proceeds from sale of assets, net ................         55          6           --          1,006

       Capital expenditures .............................     (6,977)   (15,145)      (3,030)       (21,540)
       Acquisitions of property and equipment ...........         --         --           --        (28,116)
                                                            --------   --------     --------       --------
           Net cash (used in) investing activities.......     (6,922)   (15,139)      (3,030)       (48,650)
                                                            --------   --------     --------       --------
Cash flow provided by (used in) financing activities:
       Proceeds from issuance of common stock ...........         --         --           --         68,037
       Purchase of treasury stock .......................         --     (2,035)          --             --
       Proceeds from borrowings--Bank debt ..............         --      6,070           --          2,644
       Proceeds from borrowings--Parent .................         --         --           --         28,116
       Repayments on borrowings--Parent .................         --         --           --        (28,116)
       Principal payments of short and long-term debt
           obligations ..................................     (1,161)    (1,057)        (320)        (3,283)
                                                            --------   --------     --------       --------
           Net cash provided by (used in)
              financing activities ......................     (1,161)     2,978         (320)        67,398
                                                            --------   --------     --------       --------
Net increase (decrease) in cash and cash equivalents ....     (8,270)   (29,155)      (4,940)        44,264
Cash and cash equivalents at beginning of period ........     15,673     44,828       49,768          5,504
                                                            --------   --------     --------       --------
Cash and cash equivalents at end of period ..............   $  7,403   $ 15,673     $ 44,828       $ 49,768
                                                            ========   ========     ========       ========

    The accompanying notes are an integral part of the consolidated financial statements.

                            OMEGA PROTEIN CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                            Common Stock       Treasury Stock    Capital in                 Total
                                       -------------------   -----------------   Excess of    Retained   Stockholder's
                                         Shares     Amount   Shares     Amount   Par Value    Earnings      Equity
                                       ---------   -------   ------   --------   ----------   --------   -------------
                                                                (in thousands)
Balance at September 30, 1997.......     19,676     $  197      --    $     --    $ 43,731    $ 20,426     $ 64,354
   Initial public offering of
common stock .......................      4,600         46      --          --      67,991          --       68,037
   Net income.......................         --         --      --          --          --      24,207       24,207
                                         ------     ------     ---    --------    --------    --------     --------
Balance at September 30, 1998.......     24,276        243      --          --     111,722      44,633      156,598
   Net income.......................         --         --      --          --          --       4,252        4,252
                                         ------     ------     ---    --------    --------    --------     --------
Balance at December 31, 1998........     24,276        243      --          --     111,722      48,885      160,850
   Issuance of common stock.........         26         --      --          --         113          --          113
   Purchase of treasury stock.......         --         --     413      (2,035)         --          --       (2,035)
   Net loss.........................         --         --      --          --          --     (14,756)     (14,756)
                                         ------     ------     ---    --------    --------    --------     --------
Balance at December 31, 1999........     24,302        243     413      (2,035)    111,835      34,129      144,172
   Issuance of common stock.........         28         --      --          --          49          --           49
   Net loss.........................         --         --      --          --          --     (16,744)     (16,744)
                                         ------     ------     ---    --------    --------    --------     --------
Balance at December 31, 2000........     24,330     $  243     413    $ (2,035)   $111,884    $ 17,395     $127,477
                                         ======     ======     ===    ========    ========    ========     ========

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

Revenue Recognition

     The Company recognizes revenue for the sale of its products when title and rewards of ownership to its products are transferred to the customer, which occurs upon shipment.

Cash and Cash Equivalents

     The Company considers cash in banks and short-term investments with original maturities of three months or less as cash and cash equivalents.

                            OMEGA PROTEIN CORPORATION

Inventories

     Inventory is stated at the lower of cost or market. The Company's fishing season runs from mid-April to the first of November in the Gulf of Mexico and from the beginning of May into December in the Atlantic. Government regulations preclude the Company from fishing during the off-seasons.

     The Company's inventory cost system considers all costs associated with an annual fish catch and its processing, both variable and fixed, and including both costs incurred during the off-season and during the fishing season. The Company's costing system allocates cost to inventory quantities on a per unit basis as calculated by a formula that considers total estimated inventoriable costs for a fishing season (including off-season costs) to total estimated fish catch and the relative fair market value of the individual products produced. The Company adjusts the cost of sales, off-season costs and inventory balances at the end of each quarter based on revised estimates of total inventoriable costs and fish catch. The Company's lower-of-cost-or-market-value analyses at year-end and at interim periods compares the total estimated per unit production cost of the Company's expected production to the projected per unit market prices of the products. The impairment analyses involve estimates of, among other things, future fish catches and related costs, and expected commodity prices for the fish products. These estimates, which management believes are reasonable and supportable, involve estimates of future activities and events which are inherently imprecise and for which actual results may differ.

     During the off-seasons, in connection with the upcoming fishing seasons, the Company incurs costs (i.e., plant and vessel related labor, utilities, rent, repairs, and depreciation) that are directly related to the Company's infrastructure. These costs accumulate in inventory and are applied as elements of the cost of production of the Company's products throughout the fishing season ratably based on the Company's monthly fish catch and the expected total fish catch for the season.

Advertising Costs

     The costs of advertising are expensed as incurred in accordance with SOP 93-7.

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

Property, Equipment and Depreciation

     Property and equipment additions are recorded at cost. Depreciation of property and equipment is computed by the straight-line method at rates expected to amortize the cost of property and equipment, net of salvage value, over their estimated useful lives. Estimated useful lives of assets acquired new, determined as of the date of acquisition are as follows:

                                                                    Useful Lives
                                                                      (years)
                                                                    ------------

        Fishing vessels and fish processing plants.................     15-20
        Furniture and fixtures and other...........................      3-10

     Replacements and major improvements are capitalized; maintenance and repairs are charged to expense as incurred. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from the accounts. Any resulting gains or losses are included in the statement of operations.

                            OMEGA PROTEIN CORPORATION

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

                            OMEGA PROTEIN CORPORATION

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

                            OMEGA PROTEIN CORPORATION

NOTE 3. ACCOUNTS RECEIVABLE

     Accounts receivable as of December 31, 2000 and 1999 are summarized as follows:

                                                        2000            1999
                                                      --------        --------
                                                           (in thousands)
      Trade ......................................    $  6,714        $  8,717
      Insurance ..................................         740           1,354
      Employee ...................................          43              60
      Income tax .................................       2,019           5,300
      Other ......................................         272             748
                                                      --------        --------
                                                         9,788          16,179
      Less allowance for doubtful accounts .......        (218)           (188)
                                                      --------        --------
                                                      $  9,570        $ 15,991
                                                      ========        ========

NOTE 4. INVENTORY

     Inventory as of December 31, 2000 and 1999 is summarized as follows:

                                                        2000         1999
                                                      -------       -------
                                                         (in thousands)
      Fish meal...................................    $19,474       $24,195
      Fish oil....................................      7,590         8,343
      Fish solubles...............................        938         1,538
      Off-season cost.............................      3,982         7,282
      Other materials & supplies..................      5,048         4,754
                                                      -------       -------
      Total inventory.............................    $37,032       $46,112
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

                            OMEGA PROTEIN CORPORATION

NOTE 5. OTHER ASSETS

     Other assets as of December 31, 2000 and 1999 are summarized as follows:

                                                         2000         1999
                                                        ------       ------
                                                          (in thousands)
      Fish nets ...................................     $1,134       $1,258
      Prepaid pension cost ........................      3,425        3,190
      Insurance receivable ........................      4,196        1,830
      Title XI loan origination fee ...............        396          339
      Note receivable .............................        369           35
      Deposits ....................................        140          116
      Investments in unconsolidated affiliates ....          1           58
      Miscellaneous ...............................        125          281
                                                        ------       ------
                                                        $9,786       $7,107
                                                        ======       ======

     Amortization expense for fishing nets amounted to $720,000 and $874,000 for the years ended December 31, 2000 and 1999, respectively, $195,000 for the three months ended December 31, 1998 and $879,000 for the year ended September 30, 1998.

NOTE 6. PROPERTY AND EQUIPMENT

     Property and equipment as of December 31, 2000 and 1999 are summarized as follows:

                                                           2000          1999
                                                         --------      --------
                                                             (in thousands)
      Land .........................................     $  5,390      $  5,390
      Plant assets .................................       69,772        64,498
      Fishing vessels ..............................       72,933        66,859
      Furniture and fixtures .......................        1,837         1,730
      Other ........................................           --         4,572
                                                         --------      --------
                                                          149,932       143,049
      Less accumulated depreciation and impairment .      (61,060)      (52,681)
                                                         --------      --------
                                                         $ 88,872      $ 90,368
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

                            OMEGA PROTEIN CORPORATION

NOTE 7. NOTES PAYABLE AND LONG-TERM DEBT

     At December 31, 2000 and 1999, the Company's long-term debt consisted of the following:

                                                                                                  2000       1999
                                                                                                 -------   --------
                                                                                                   in thousands)
      U.S. government guaranteed obligations (Title XI loan) collateralized by a first lien on certain vessels and certain plant assets:
             Amounts due in installments through 2014, interest from 6.63% to 7.60%.......       $14,678   $15,564
             Amounts due in installments through 2014, interest at Eurodollar rates plus
              4.5%; 7.17% and 5.96% at December 31, 2000 and 1999, respectively...........         1,092     1,171
      Other debt at 8.0% at December 31, 2000 and 1999....................................           284       480
                                                                                                 -------   -------

      Total debt..........................................................................        16,054    17,215
                     Less current maturities..............................................         1,227     1,146
                                                                                                 -------   -------

      Long-term debt......................................................................       $14,827   $16,069
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

                            OMEGA PROTEIN CORPORATION

NOTE 8. CASH FLOW AND EARNINGS PER SHARE INFORMATION

For purposes of the statement of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.

     Net cash provided by operating activities reflects cash payments of interest and income taxes.

                                                     Year           Year        Three Months      Year
                                                     Ended          Ended          Ended          Ended
                                                  December 31,   December 31,   December 31,   September 30,
                                                     2000          1999            1998            1998
                                                  ------------   ------------   ------------   -------------
                                                                    (in thousands)
       Cash paid during the fiscal year for:
       Interest..............................        $1,207          $614           $436         $    883
       Income Tax............................             2           705             --           17,803

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

                                                             For the Year Ended September 30,
                                                                         1998
                                                           ------------------------------------
                                                             Income         Shares
                                                           (Numerator)   (Denominator)   Amount
                                                           -----------   -------------   ------
            Net Income..................................     $24,207             --
                                                             -------         ------
            Basic EPS
               Income available to common
                 stockholders...........................      24,207         21,901      $1.11
                                                                                         =====

            Effect of Dilutive
                Stock option grants.....................          --            120
                                                             -------         ------
            Diluted EPS
                Income available to common
                 stockholders plus assumed conversions..
                                                             $24,207         22,021      $1.10
                                                             =======         ======      =====

                            OMEGA PROTEIN CORPORATION

NOTE 9. INCOME TAXES

     The Company's provision (benefit) for income taxes consisted of the following:

                                                       For the
                                                     Year Ended          Three          For the
                                                     December 31,     Months Ended     Year Ended
                                                  -----------------    December 31,   September 30,
                                                    2000     1999         1998            1998
                                                  -------   -------   -------------   -------------
                                                              (in thousands)
       Current:
            State ............................    $  (785)  $  (724)      $  199        $ 1,080
            U.S ..............................     (1,208)   (5,300)       2,064         10,820
       Deferred:
            State ............................         --       100           --             50
            U.S ..............................     (7,426)   (2,377)         128          1,502
                                                  -------   -------       ------        -------
       Provision (benefit) for income taxes ..    $(9,419)  $(8,301)      $2,391        $13,452
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

                                                         For the
                                                       Year Ended          Three         For the
                                                       December 31,     Months Ended    Year Ended
                                                    -----------------   December 31,   September 30,
                                                     2000       1999        1998           1998
                                                    -------   -------   ------------   -------------
                                                                (in thousands)
      Taxes at statutory rate ..................    $(8,895)  $(7,891)     $2,259         $13,181
      Foreign sales corporation exempt income ..         --        --         (91)           (906)
      State taxes, net of federal benefit ......       (518)     (406)        129             735
      Other ....................................         (6)       (4)         94             442
                                                    -------   -------      ------         -------
      Provision (benefit) for income taxes .....    $(9,419)  $(8,301)     $2,391         $13,452
                                                    =======   =======      ======         =======

                            OMEGA PROTEIN CORPORATION

     Temporary differences and tax credit carryforwards that gave rise to significant portions of deferred tax assets and liabilities as of December 31, 2000 and 1999 are as follows:

                                                        2000     1999
                                                      -------   -------
                                                        (in thousands)
Deferred tax assets:
    Assets and accruals not yet deductible ........   $ 3,410   $ 3,750
    Alternative minimum tax credit carryforwards ..     1,226     2,436
    Equity in loss of unconsolidated affiliates           306       306
    Net operating loss carryforward ...............    11,045       362
    Other .........................................        50        70
                                                      -------   -------
           Total deferred tax assets ..............    16,037     6,924
                                                      -------   -------

Deferred tax liabilities:
    Property and equipment ........................    (7,745)   (6,232)
    Pension and other retirement benefits .........    (1,199)   (1,116)
    State income tax ..............................      (250)     (250)
    Other .........................................        --        91
                                                      -------   -------
           Total deferred tax liabilities .........    (9,194)   (7,507)
                                                      -------   -------
           Net deferred tax asset (liability) .....   $ 6,843   $  (583)
                                                      =======   =======

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

NOTE 10. ACCRUED LIABILITIES

     Accrued liabilities as of December 31, 2000 and 1999 are summarized as follows:

                                                  2000     1999
                                                -------   -------
                                                  (in thousands)
            Salaries and benefits ...........   $ 4,695   $ 3,625
            Insurance .......................     7,793     5,101
            Taxes, other than income tax ....        79         8
            Federal and State income taxes ..        --       271
            Trade creditors .................     1,908     2,518
            Other ...........................       125        80
                                                -------   -------
                 Total accrued liabilities      $14,600   $11,603
                                                =======   =======

                            OMEGA PROTEIN CORPORATION

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

     Components of net periodic benefit cost:

                                                            Year           Year        Three Months      Year
                                                            Ended          Ended          Ended          Ended
                                                         December 31,   December 31,   December 31,   September 30,
                                                            2000           1999           1998           1998
                                                         ------------   ------------   ------------   -------------
                                                                             (in thousands)
       Service cost .................................      $   646        $   664         $ 155          $   540
       Interest cost ................................        1,668          1,396           344            1,338
       Expected return on plan assets ...............       (2,206)        (2,036)         (446)          (1,897)
       Amortization of transition asset and other
        deferrals ...................................         (343)          (324)          (16)            (320)
                                                           -------        -------         -----          -------
            Net periodic pension cost ...............      $  (235)       $  (300)        $  37          $  (339)
                                                           =======        =======         =====          =======

                            OMEGA PROTEIN CORPORATION

     The Company's funding policy is to make contributions as required by applicable regulations. No contributions to the plan have been required since 1984. The plan's funded status and amounts recognized in the Company's balance sheet at December 31, 2000 and 1999, are presented below:

                                                            December 31,   December 31
                                                               2000            1999
                                                            ------------   -----------
                                                                  (in thousands)
       Change in Benefit Obligation
        Benefit Obligation at beginning of year .........     $22,378        $21,230
       Service Cost .....................................         664            646
       Interest Cost ....................................       1,668          1,396
       Actuarial (Gain) / Loss ..........................        (949)          (629)
       Benefits Paid                                           (1,449)          (283)
                                                              -------        -------
       Benefit Obligation at end of year ................     $22,294        $22,378

       Change in Plan Assets
       Plan Assets at Fair Value at beginning of year ...     $24,651        $23,172
       Actual Return on Plan Assets .....................        (480)         1,762
       Benefits Paid                                           (1,449)          (283)
                                                              -------        -------
       Plan Assets at Fair Value at end of year .........     $22,722        $24,651

       Reconciliation of Prepaid (Accrued) and
         Total Amount Recognized
       Funded Status of Plan ............................     $   428        $ 2,273
       Unrecognized Prior Service Cost ..................           2              5
       Unrecognized Net Transition (Asset)                       (607)          (953)
       Unrecognized Net (Gain) / Loss ...................       3,602          1,865
                                                              -------        -------
       Prepaid / (Accrued) Pension Cost .................     $ 3,425        $ 3,190

       Prepaid Benefit Cost .............................     $ 3,425        $ 3,190
                                                              -------        -------
       Net Amount Recognized ............................     $ 3,425        $ 3,190

       Weighted Average Assumptions at end of year
       Discount Rate ....................................        7.50%          7.50%
       Long-Term Rate of Return .........................        9.00%          9.00%
       Salary Scale up to age 50 ........................        5.00%          5.00%
       Salary Scale over age 50 .........................        4.50%          4.50%

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

     Had the compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS No. 123, the Company's net income and net income per common share for the periods presented would approximate the pro forma amounts below (in thousands, except per share data):

                                      Year Ended            Year Ended          Transition           Year Ended
                                  December 31, 2000     December 31, 1999         Period         September 30, 1998
                                 -------------------   -------------------   -----------------   ------------------
                                    As        Pro         As        Pro         As       Pro        As        Pro
                                 Reported    Forma     Reported    Forma     Reported   Forma    Reported    Forma
                                 --------   --------   --------   --------   --------   ------   --------   -------
SFAS No. 123 charge ..........   $     --   $  6,971   $     --   $  5,951    $   --    $1,538   $    --    $ 3,958
Net income (loss) ............   $(16,744)  $(23,715)  $(14,756)  $(20,707)   $4,252    $2,714   $24,207    $20,249
Net income (loss)per common
  share (basic) ..............   $  (0.70)  $  (0.99)  $  (0.62)  $  (0.86)   $ 0.18    $ 0.11   $  1.11    $  0.92

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

                                                                                   Weighted
                                                                   Number of        Average
                                                                    Shares         Exercise
                                                                (in thousands)       Price
                                                                --------------     --------
            Outstanding at September 30, 1997 ..............            --         $    --
            Granted ........................................         2,446           12.90
            Exercised ......................................            --              --
            Forfeited ......................................            --              --
            Expired ........................................            --              --
                                                                     -----
            Outstanding at September 30, 1998 ..............         2,446           12.90
            Granted ........................................            --              --
            Exercised ......................................            --              --
            Forfeited ......................................            --              --
            Expired ........................................            --              --
                                                                     -----
            Outstanding at December 31, 1998 ...............         2,446           12.90
            Granted ........................................         1,043            6.83
            Exercised ......................................            --              --
            Forfeited ......................................          (219)          12.72
            Expired ........................................            --              --
                                                                     -----
            Outstanding at December 31, 1999 ...............         3,270           10.96
            Granted ........................................         2,696            2.40
            Exercised ......................................            --              --
            Forfeited ......................................          (781)          10.18
            Expired ........................................            --              --
                                                                     -----
            Outstanding at December 31, 2000 ...............         5,185         $  6.64
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

     The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                        Fiscal    Fiscal   Transition   Fiscal
                                         2000      1999      Period      1998
                  Assumptions
                                        ------   -------   ----------   -------
  Expected Term ...................      5.00      5.00        5.00       5.00
  Expected Volatility .............     45.96%   34.320%     32.623%    32.623%
  Expected Dividend Yield .........      0.00%     0.00%       0.00%      0.00%
  Risk-Free Interest Rate .........      6.34%     5.24%       5.52%      5.52%

                            OMEGA PROTEIN CORPORATION

     The following table summarizes information about the 2000 Incentive Plan stock options outstanding at December 31, 2000.

                             Options Outstanding                 Options Exercisable
                         ------------------------------------   ----------------------
                                       Weighted     Weighted                  Weighted
          Range of                     Average      Average                   Average
          Exercise          Number     Exercise    Remaining       Number     Exercise
           Prices        Outstanding    Price     Contr. Life   Exercisable    Price
      ----------------   -----------   --------   -----------   -----------   --------
      $1.88 to $3.50      2,950,250     $ 2.50        9.4           99,750    $  3.50
          $ 8.25            405,000     $ 8.25        8.1          135,000    $  8.25
      $12.38 to $12.75    1,730,600     $12.73        7.1        1,153,734    $ 12.75
      $16.06 to $17.25       98,400     $16.91        7.3           65,600    $ 16.91

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

     Upon completion of the Company's initial public offering in 1998 the Company and Zapata entered into certain agreements that included the Separation, Sublease, Registration Rights, Tax Indemnity and Administrative Services Agreements. The Separation Agreement required the Company to repay $33.3 million of indebtedness and current payables owed by the company to Zapata contemporaneously with the consummation of the Company's initial public offering and prohibits Zapata from competing with the Company for a period of five years. The Sublease Agreement provides for the Company to lease its principal corporate offices in Houston, Texas from Zapata and provides the Company with the ability to utilize telephone equipment worth approximately $21,000 for no additional charge. The Registration Rights Agreement sets forth the rights and responsibilities of each party concerning certain registration filings and provides for the sharing of fees and expenses related to such filings. The Tax Indemnity Agreement requires the Company to be responsible for federal, state and local income taxes from its operations. The Administrative Services Agreement allows the Company to provide certain administrative services to Zapata at the Company's estimated cost.

     The following represents intercompany activity for the periods presented:

                                                       For Year       For Year     Three Months      For Year
                                                        Ended          Ended           Ended          Ended
                                                     December 31,   December 31,   December 31,    December 30,
                                                         2000           1999           1999            1998
                                                     ------------   ------------   -------------   ------------
                                                                                   (in thousands)
Beginning balance due Zapata .....................      $ --           $  36         $    299       $  5,159
Income taxes payable to Zapata ...................        --             100               --          7,261
Administrative services provided by Zapata to the
   Company .......................................        --              --               --
Administrative services provided by the Company to
   Zapata ........................................       (14)            (97)             (68)          (156)
Loans with Zapata to the Company .................        --              --               --         28,116
Payments to the Company by Zapata ................         9             (39)            (195)       (40,081)
Capital contribution by Zapata to the Company ....        --              --               --             --
                                                        ----           -----         --------       --------
Ending balance due from Zapata ...................      $ (5)          $  --         $     36       $    299
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

                            OMEGA PROTEIN CORPORATION

     The following table shows the geographical distribution of revenues (in thousands) based on location of customers:


                                          For  Year            For  Year
                                            Ended                Ended
                                         December 31,         December 31,
                                             2000                 1999
                                     ------------------   -----------------
                                     Revenues   Percent   Revenues   Percent
       U.S. ......................    $63,713    75.8%    $55,039     58.8%
       Europe ....................      5,661     6.7%     19,215     20.5%
       Asia ......................      2,441     2.9%      7,942      8.5%
       Mexico ....................      6,557     7.8%      4,756      5.1%
       Canada ....................      3,385     4.0%      3,443      3.7%
       Other .....................      2,285     2.8%      3,241      3.4%
                                      -------   -----     -------    -----
       Total .....................    $84,042   100.0%    $93,636    100.0%
                                      =======   =====     =======    =====

                                        Three Months           For  Year
                                           Ended                 Ended
                                         December 31,        September 30,
                                            1998                 1998
                                     ------------------   ------------------
                                     Revenues   Percent   Revenues   Percent
       U.S. ......................    $17,835    69.2%    $ 78,106    58.5%
       Europe ....................      3,259    12.7%      29,101    21.8%
       Asia ......................      2,462     9.6%          --       --
       Canada ....................        137      .5%       8,729     6.5%
       Mexico ....................      1,201     4.7%       4,214     3.2%
       Other .....................        865     3.3%      13,405    10.0%
                                      -------   -----     --------   -----
       Total .....................    $25,759   100.0%    $133,555   100.0%
                                      =======   =====     ========   =====

                            OMEGA PROTEIN CORPORATION

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

                                                              Quarter Ended 2000
                                             ---------------------------------------------------
                                             March 31,   June 30,   September 30,   December 31,
                                               2000        2000         2000            2000
                                             ---------   --------   -------------   ------------
                                               (in thousands, except per share amounts)
          Revenues .......................   $ 19,387    $ 20,873     $ 17,864      $ 25,918
          Gross profit (loss) ............      1,090         144      (14,173)       (4,961)
          Operating income (loss) ........     (1,282)     (1,861)     (15,783)       (6,615)
          Net income (loss) ..............       (901)     (1,279)     (10,189)       (4,375)
          Earnings (loss) per share:
          Basic ..........................      (0.04)      (0.05)       (0.43)        (0.18)
          Diluted ........................      (0.04)      (0.05)       (0.43)        (0.18)

                                                            Quarter Ended 1999
                                             ---------------------------------------------------
                                             March 31,   June 30,   September 30,   December 31,
                                               1999        1999          1999           1999
                                             ---------   --------   -------------   ------------
                                               (in thousands, except per share amounts)
          Revenues........................   $ 22,155    $ 18,222     $ 23,677      $ 29,582
          Gross profit (loss).............      6,669       1,339      (15,060)       (4,869)
          Operating income (loss).........      4,481        (961)     (17,038)       (9,755)
          Net income (loss)...............      3,060        (518)     (10,886)       (6,412)
          Earnings (loss)per share:
          Basic...........................       0.13       (0.02)       (0.46)        (0.27)
          Diluted.........................       0.13       (0.02)       (0.46)        (0.27)

                            OMEGA PROTEIN CORPORATION

     The following tables sets forth certain unaudited operations data as a percentage of revenues for each of the Company's preceding eight quarters:

                                                      Quarter Ended 2000
                                      ---------------------------------------------------
                                      March 31,   June 30,   September 30,   December 31,
                                         2000       2000          2000           2000
                                      ---------   --------   -------------   -----------
         Revenues..................     100.0%     100.0%        100.0%        100.0%
         Gross profit (loss).......       5.6%       0.7%        (79.3)%       (19.1)%
         Operating income (loss)...      (6.6)%     (8.9)%       (88.4)%       (25.5)%
         Net income (loss).........      (4.6)%     (6.1)%       (57.0)%       (16.9)%

                                                      Quarter Ended 1999
                                      ---------------------------------------------------
                                      March 31,   June 30,   September 30,   December 31,
                                        1999        1999         1999           1999
                                      ---------   --------   -------------   ------------
         Revenues..................     100.0%     100.0%       100.0%        100.0%
         Gross profit (loss).......      30.1%       7.3%       (21.4)%       (16.5)%
         Operating income (loss)...      19.9%      (5.3)%      (71.9)%       (33.0)%
         Net income (loss).........      13.8%      (2.8)%      (46.0)%       (21.7)%

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

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

                                                                                                                 Page
(a) (1) Consolidated financial statements, Omega Protein Corporation and subsidiary companies
        Report of PricewaterhouseCoopers LLP, Independent Accountants........................................     19
        Consolidated balance sheets as of December 31, 2000 and 1999.........................................     20
        Consolidated statements of operations for the year ended December 31, 1999, the three month period
         ended December 31, 1998 and  the year ended September 30, 1998......................................     21
        Consolidated statements of cash flows for the year ended December 31, 2000, the three month period
         ended December 31, 1998 and the year ended September 30, 1998.......................................     22
        Consolidated statements of stockholders' equity for the year ended December 31, 2000, the three
         month period ended December 31, 1998 and the year ended September 30, 1998..........................     23
        Notes to consolidated financial statements...........................................................     24

(a) (2) Financial Statement Schedule.

     Filed herewith as a financial statement schedule is the schedule supporting Omega's consolidated financial statements listed under paragraph (a) of this Item, and the Report of Independent Accountants' with respect thereto.

(a)  (3) Exhibits

2.1*    --Agreement and Plan of Merger between Marine Genetics,  Inc., a Delaware  corporation and Omega Protein Corporation, a Nevada corporation (Exhibit 2.1 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])
3.1*    --Articles of Incorporation (Exhibit 3.1 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])
3.2*    --By-Laws (Exhibit 3.2 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])
10.1*+  --Employment  Agreement of Joseph L. von Rosenberg dated April 12, 1998+ (Exhibit 10.2 to Omega  Quarterly  Report on
         Form 10-Q for the quarter ended March 31, 1998)
10.2*+  --Employment  Agreement  Robert W. Stockton  dated April 12, 1998+  (Exhibit 10.2 to Omega  Quarterly  Report on Form
         10-Q for the quarter ended March 31, 1998)
10.6*    --Separation Agreement with Zapata Corporation dated April 12, 1998 (Exhibit 10.7 to Omega Quarterly Report on Form
         10-Q for the quarter ended March 31, 1998)+
10.7*   --Tax Indemnity  Agreement with Zapata  Corporation  dated April 12, 1998 (Exhibit 10.7 to Omega Quarterly  Report on
         Form 10-Q for the quarter ended March 31, 1998)+
10.8*   --Registration Rights Agreement with Zapata Corporation dated April 12, 1998 (Exhibit 10.8 to Omega Quarterly
         Report on Form 10-Q for the quarter ended March 31, 1998) +
10.9*   --Sublease  Agreement with Zapata  Corporation  dated April 12, 1998 (Exhibit 10.9 to Omega Quarterly  Report on Form
         10-Q for the quarter ended March 31, 1998
10.10*  --Administrative  Services  Agreement with Zapata  Corporation dated April 12, 1998 (Exhibit 10.10 to Omega Quarterly
         Report on Form 10-Q for the quarter ended March 31, 1998)+
10.11*+  Omega Protein Corporation 2000 Long-Term Incentive Plan (Appendix A to Omega Proxy Statement dated May 3, 2000).
10.12*  Loan and Security Agreement dated December 20, 2000 between Omega, Omega Protein, Inc. and Bank of America,
         N.A  (Exhibit 10.12 to Omega Annual Report on Form 10-K for the year ended December 31, 2000)..
10.13*   Revolving Credit Note dated December 20, 2000 in favor of Bank of America, N.A.  (Exhibit 10.13 to Omega Annual
         Report on Form 10-K for the year ended December 31, 2000).
10.14*   Security Agreement dated as of December 20, 2000 among Omega Shipyard,
         Inc., Omega Net, Inc., Protein Finance Company, Protein Operating
         Company, Protein Securities Company, and Protein (U.S.A) Company, in
         favor of Bank of America, N.A. (Exhibit 10.14 to Omega Annual Report on
         Form 10-K for the year ended December 31, 2000).
10.15*  Unconditional Guaranty Agreement dated as December 20, 2000 among Omega Shipyard, Inc., Omega Net, Inc., Protein
          Finance Company, Protein Operating Company, Protein Securities Company, and Protein (U.S.A.) Company, in favor of Bank of America, N.A.  (Exhibit 10-15 to Omega Annual Report on Form 10-K for the year ended December 31, 2000).
10.16*+  --Change of Control  Agreement  dated February 1, 2000 between the Company and Bernard  White.  (Exhibit 10.16 Omega
         Annual Report on Form 10-K for the year ended December 31, 1999).
10.17*+  --Change of Control Agreement dated February 1, 2000 between the
         Company and Jonathan Specht. (Exhibit 10.17 to Omega Annual Report on
         Form 10-K for year ended December 31, 1999).

21      --Schedule of Subsidiaries
23      --Consent of PricewaterhouseCoopers LLP

----------
        --Report of Independent Accountants on Financial Statement Schedule --Financial Statement Schedule of valuation and qualifying accounts
*     Incorporated by reference
+ Management Contract or Compensatory Plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 14 (a) of Form 10-K and Item 601 of Regulation S-K.

(b)  Reports on Form 8-K.
     None.

                            OMEGA PROTEIN CORPORATION

                  SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

                                         Balance at   Charged to   Charged                   Balance
                                         Beginning    Costs and    to Other    Deductions   at End of
                Description              of Period     Expenses    Accounts        (A)       Period
--------------------------------------   ----------   ----------   ---------   ----------   ---------

September 30, 1997:
     Allowance for doubtful accounts      $160,881      $50,000      $ --       $(35,164)    $175,717

September 30, 1998:
     Allowance for doubtful accounts      $175,717      $27,500      $ --       $(11,167)    $192,050

December 31, 1998:
     Allowance for doubtful accounts      $192,050         $ --      $ --          $  --     $192,050

December 31, 1999:
     Allowance for doubtful accounts      $192,050      $30,000      $ --       $(33,557)    $188,493

December 31, 2000:
       Allowance for doubtful accounts    $188,493      $30,000      $ --       $   (626)    $217,867

     (A) Allowance for Doubtful Accounts - uncollectible accounts written off.

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

PricewaterhouseCoopers LLP

New Orleans, Louisiana
March 3, 2001

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 26, 2002.

                                        OMEGA PROTEIN CORPORATION
                                        (Registrant)


                                        By: /s/ Robert W. Stockton
                                           ------------------------------------
                                            Robert W. Stockton
                                            Executive Vice President, Chief
                                            Financial Officer and Corporate
                                            Secretary

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Joseph L. von Rosenberg III or Robert W. Stockton, or either of the, his true and lawful attorney's in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign to the Company's Form 10-K for the year ended December 31, 2000 and any or all statements, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

March 20, 2002

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                         Title                                 Date
/s/ JOSEPH L. VON ROSENBERG III         President and Chief                   March 26, 2002
    Joseph L. von Rosenberg III         Executive Officer and
                                        Director


   /s/ ROBERT W. STOCKTON               Executive Vice President,             March 26, 2002
       Robert W. Stockton               Chief Financial Officer and
                                        Corporate Secretary (Principal
                                        Financial and Accounting Officer)

      /s/ AVRAM A. GLAZER*              Chairman of the Board                 March 26, 2002
          Avram A. Glazer


      /s/ MALCOLM I. GLAZER*            Director                              March 26, 2002
          Malcolm I. Glazer


         /s/ GARY L. ALLEE*             Director                              March 26, 2002
             Gary L. Allee


       /s/ WILLIAM LANDS*               Director                              March 26, 2002
           William Lands


       /s/   PAUL KEARNS                Director                              March 26, 2002
             Paul Kearns


*By:
      -----------------------------------
       Joseph L. von Rosenberg III
             Attorney-in-Fact