Form 10-Q/A
period 2001-06-30
OMEGA PROTEIN CORP
filed 2002-03-26
CIK 1053650

===============================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------


                                  FORM 10-Q/A

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

===============================================================================

                           OMEGA PROTEIN CORPORATION
                               TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
         Unaudited Condensed Consolidated Balance Sheet as of June 30, 2001
            and December 31, 2000.....................................................................    3
         Unaudited Condensed Consolidated Statement of Operations for the
            three months and six months ended June 30, 2001 and 2000..................................    4
         Unaudited Condensed Consolidated Statement of Cash Flows for the
            six months ended June 30, 2001 and 2000...................................................    5
         Notes to Unaudited Condensed Consolidated Financial Statements...............................    6

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations......................................................................   14

Item 3.   Quantitative and Qualitative Disclosures About Market Risk..................................   21


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings............................................................................   21

Item 2.  Changes in Securities and Use of Proceeds....................................................   21

Item 3.  Defaults Upon Senior Securities..............................................................   21

Item 4.  Submission of Matters to a Vote of Security Holders..........................................   21

Item 5.  Other Information............................................................................   22

Item 6.  Exhibits and Reports on Form 8-K.............................................................   22

Signatures............................................................................................   23


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements and Notes


                            OMEGA PROTEIN CORPORATION
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

                                                                                   June 30,           December 31,
                                                                                     2001                 2000
                                                                                  (Restated)
                                                                              -------------------   ------------------
                                                                                          (in thousands)
                                  ASSETS
                                  ------
Current assets:
    Cash and cash equivalents...............................................  $      16,002         $     7,403
    Receivables, net........................................................          8,107               9,570
    Inventories.............................................................         35,691              37,032
    Prepaid expenses and other current assets...............................          1,123                 978
                                                                              -------------         -----------
        Total current assets................................................         60,923              54,983
Other assets................................................................          8,703               9,786
Deferred tax assets, net....................................................          7,351               6,843
Property and equipment, net.................................................         84,989              88,872
                                                                              -------------         -----------

                Total assets................................................  $     161,966         $   160,484
                                                                              =============         ===========
                   LIABILITIES AND STOCKHOLDERS' EQUITY
                   ------------------------------------
Current liabilities:
    Current maturities of long-term debt....................................  $       1,267         $     1,227
    Accounts payable........................................................          2,005               2,312
    Accrued liabilities.....................................................         17,776              14,600
                                                                              -------------         -----------
        Total current liabilities...........................................         21,048              18,139
Long-term debt..............................................................         14,254              14,827
                                                                              -------------         -----------
        Total liabilities...................................................         35,302              32,966
                                                                              -------------         -----------
Minority interest in consolidated subsidiary................................             61                  41
                                                                              -------------         -----------
Commitments and contingencies

Stockholders' equity:
    Preferred stock, $0.01 par value; authorized 10,000,000 shares; none
      issued..............................................................                -                   -
    Common stock, $0.01 par value; authorized 80,000,000 shares;
      24,347,059 shares and 24,330,277 shares issued and outstanding,
      respectively..........................................................            243                 243
    Capital in excess of par value..........................................        111,914             111,884
    Retained earnings.......................................................         16,481              17,385
    Common stock in treasury, at cost - 413,100 shares......................         (2,035)             (2,035)
                                                                              -------------         -----------
        Total stockholders' equity..........................................        126,603             127,477
                                                                              -------------         -----------
                 Total liabilities and stockholders' equity.................  $     161,966         $   160,484
                                                                              =============         ===========

         The accompanying notes are an integral part of the unaudited condensed consolidated statements.

                            OMEGA PROTEIN CORPORATION
            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                                              Three Months Ended                   Six Months Ended
                                                                   June 30,                            June 30,
                                                       ----------------------------------   --------------------------------
                                                            2001               2000              2001          2000
                                                         (Restated)                           (Restated)
                                                       -----------        ---------------   ---------------  ----------
                                                                     (in thousands, except per share amounts)
Revenues...........................................   $    18,992        $    20,873       $    38,015      $    40,260
Cost of sales......................................        17,011             20,729            35,024           39,026
                                                       ----------         ----------        ----------       ----------
Gross profit.......................................         1,981                144             2,991            1,234
Selling, general, and administrative expense.......         2,633              2,005             4,141            4,377
                                                       ----------         ----------        ----------       ----------
Operating loss.....................................          (652)            (1,861)           (1,150)          (3,143)
Interest income (expense), net.....................          (120)                19              (251)             (14)
Other (expense), net...............................           (50)              (158)              (10)            (250)
                                                       ----------         ----------        ----------       ----------
Loss before income taxes...........................          (822)            (2,000)           (1,411)          (3,407)
Benefit for income taxes...........................          (295)              (721)             (507)          (1,227)
                                                       ----------         ----------        ----------       ----------
Net loss...........................................   $      (527)       $    (1,279)      $      (904)     $    (2,180)
                                                       ==========         ==========        ==========       ==========
Loss per share (basic and diluted).................   $     (0.02)       $     (0.05)      $     (0.04)     $     (0.09)
                                                       ==========         ==========        ==========       ==========
Average common shares outstanding..................        23,934             23,899            23,930           23,894
                                                       ==========         ==========        ==========       ==========


    The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                           OMEGA PROTEIN CORPORATION
           UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                       Six Months Ended
                                                                                           June 30,
                                                                                -------------------------------
                                                                                    2001              2000
                                                                                 (Restated)
                                                                                -------------     -------------
                                                                                        (in thousands)
Cash flows provided by operating activities:
    Net loss................................................................    $        (904)    $      (2,180)
                                                                                -------------     -------------
    Adjustments to reconcile net loss to net cash provided by operating activities:
        Loss (gain) on disposal of assets, net..............................             (132)               94
        Depreciation and amortization.......................................            4,926             4,908
        Deferred income taxes...............................................             (508)             (463)
        Changes in assets and liabilities:
            Receivables.....................................................            1,463             6,452
            Inventories.....................................................            1,341            (1,133)
            Accounts payable and accrued liabilities........................            2,869             2,872
            Other, net......................................................              247            (2,899)
                                                                                -------------     -------------
                 Total adjustments..........................................           10,206             9,831
                                                                                -------------     -------------
                 Net cash  provided by operating activities.................            9,302             7,651
                                                                                -------------     -------------
Cash flows used in investing activities:
    Proceeds from the sale of assets........................................              290                 -
    Capital expenditures....................................................             (460)           (5,805)
                                                                                -------------     -------------
                 Net cash used in investing activities......................             (170)           (5,805)
                                                                                -------------     -------------
Cash flows used in financing activities:
    Principal payments of short and long-term debt obligations..............             (605)             (578)
    Proceeds from borrowings................................................               72                 -
                                                                                -------------     -------------
                 Net cash used in financing activities......................             (533)             (578)
                                                                                -------------     -------------
Net increase in cash and cash equivalents...................................            8,599             1,268

Cash and cash equivalents at beginning of year..............................            7,403            15,673
                                                                                -------------     -------------
Cash and cash equivalents at end of period..................................    $      16,002     $      16,941
                                                                                =============     =============

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

Inventories

     Inventory is stated at the lower-of cost or market. The Company's fishing season runs from mid-April to the first of November in the Gulf of Mexico and from the beginning of May into December in the Atlantic. Government regulations preclude the Company from fishing during the off-season.

     The Company's inventory cost system considers all costs associated with an annual fish catch and its processing, both variable and fixed and including both costs incurred during the off-season and during the fishing season. The Company's costing system allocates cost to inventory quantities on a per unit basis as calculated by a formula that considers total estimated inventoriable costs for a fishing season (including off-season costs) to total estimated fish catch and the relative fair market value of the individual products produced. The Company adjusts the cost of sales, off-season costs and inventory balances at the end of each quarter based on revised estimates of total inventoriable costs and fish catch. The Company's lower-of-cost or market-value analyses at year-end and at interim periods compares the total estimated per unit production cost of the Company's expected production to the projected per unit market prices of the products. The impairment analyses involve estimates of, among other things, future fish catches and related costs, and expected commodity prices for the fish products. These estimates, which management believes are reasonable and supportable, involve estimates of future activities and events which are inherently imprecise and for which actual results may differ.

     During the off-seasons, in connection with the upcoming fishing seasons, the Company incurs costs (i.e., plant and vessel related labor, utilities, rent and depreciation) that are directly related to the Company's infrastructure, These costs accumulate in inventory and are applied as elements of the cost of production of the Company's products throughout the fishing season ratably based on the Company's monthly fish catch and the expected total fish catch for the season.

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

Property, Equipment and Depreciation

     Property and equipment additions are recorded at cost. Depreciation of property and equipment is computed by the straight-line method at rates expected to amortize the cost of property and equipment, net of salvage value, over their estimated useful lives. Estimated useful lives of assets acquired new, determined as of the date of acquisition are as follows:

                                                            Useful Lives
                                                               (years)
                                                          ----------------
        Fishing vessels and fish processing plants.....         15-20
        Furniture and fixtures.........................          3-10

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

Earnings Per Share

     Basic earnings (loss) per share were computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings
(loss) per share were computed by dividing net income by the sum of the weighted average number of common shares outstanding and the effect of any dilutive stock options. The computation of diluted earnings (loss) per share for the three and six months ended June 30, 2001 and 2000 did not include any stock options because the exercise prices were greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive.

Recently Issued Accounting Standards

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which, as amended, is effective for fiscal years beginning after June 15, 2000. SFAS No.133 establishes standards requiring all derivatives to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. The Company adopted the provisions of the statement on January 1, 2001. The Company's implementation of the provisions of SFAS No. 133 did not have a significant impact on the Company's existing operations.

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

Note 2. Accounts Receivable

     Accounts receivable as of June 30, 2001 and December 31, 2000 are summarized as follows:

                                                     June 30,      December 31,
                                                       2001            2000
                                                   ------------    ------------
                                                          (in thousands)
        Trade....................................  $      6,864    $      6,714
        Insurance................................           349             740
        Employee.................................           125              43
        Income tax...............................           451           2,019
        Other....................................           551             272
                                                   ------------    ------------
        Total accounts receivable ...............         8,340           9,788
        Less allowance for doubtful accounts.....          (233)           (218)
                                                   ------------    ------------
        Receivables, net.........................  $      8,107    $      9,570
                                                   ============    ============

Note 3. Inventory

     Inventory as of June 30, 2001 and December 31, 2000 is summarized as follows:

                                                     June 30,      December 31,
                                                       2001            2000
                                                    (Restated)
                                                   ------------    ------------
                                                          (in thousands)
        Fish meal................................  $     10,541    $     19,474
        Fish oil.................................         5,708           7,590
        Fish solubles............................           769             938
        Off-season cost..........................        13,813           3,982
        Other materials & supplies...............         4,860           5,048
                                                   ------------    ------------
        Total inventory..........................  $     35,691    $     37,032
                                                   ============    ============

     During the third and fourth quarter of Fiscal 2000, the Company provided $18.1 million in write-downs of the value of its fish meal and fish oil product inventories. Those inventory write-downs were made necessary due to market prices the Company either had received or expected to receive for its products which had declined to a level below the Company's cost basis in those products. Product inventories at June 30, 2001 were stated at the lower-of-cost or market and no further write-downs were required.

Note 4. Other Assets

Other assets as of June 30, 2001 and December 31, 2000 are summarized as follows:

                                                                                 June 30,            December 31,
                                                                                   2001                  2000
                                                                             ------------------    ------------------
                                                                                         (in thousands)
     Fishing nets....................................................        $             660     $           1,134
     Prepaid pension cost............................................                    3,274                 3,425
     Insurance receivable, net of allowance for doubtful accounts....                    4,209                 4,196
     Title XI loan origination fee...................................                      378                   396
     Note receivable.................................................                        -                   369
     Deposits........................................................                      131                   140
     Investments in unconsolidated affiliates........................                        1                     1
     Miscellaneous...................................................                       50                   125
                                                                             ------------------    ------------------
     Total other assets..............................................        $           8,703     $           9,786
                                                                             ==================    ==================

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

     The Company has put the trustees in the Australian liquidation proceedings on notice of its $1.6 million claim. However, based on the early nature of the proceedings, the Company believes that the ultimate outcome of the recovery against HIH cannot be assured at this time and that it is probable that a portion of these receivables will not be collectible. Accordingly, at June 30, 2001, the allowance for doubtful accounts applicable to the HIH receivable was $856,000 and the provision is reflected in selling, general and administrative expense. (Restated)

Note 5. Property and Equipment

     Property and equipment at June 30, 2001 and December 31, 2000 are summarized as follows:

                                                                           June 30,            December 31,
                                                                             2001                  2000
                                                                        --------------        --------------
                                                                                     (in thousands)
           Land......................................................   $        5,390        $        5,390
           Plant assets..............................................           69,524                69,772
           Fishing vessels...........................................           72,925                72,933
           Furniture and fixtures....................................            1,811                 1,837
           Other.....................................................              460                     -
                                                                        --------------        --------------
           Total property and equipment..............................          150,110               149,932
           Less accumulated depreciation.............................          (65,121)              (61,060)
                                                                        --------------        --------------
           Property and equipment, net...............................   $       84,989        $       88,872
                                                                        ==============        ==============

     Depreciation expense for the quarters ended June 30, 2001 and June 30, 2000 was $4.2 million and $4.4 million, respectively.

Note 6. Notes Payable and Long-Term Debt

     At June 30, 2001 and December 31, 2000, the Company's long-term debt consisted of the following:

                                                                                         June 30,         December 31,
                                                                                           2001               2000
                                                                                     ------------------ -----------------
U.S. government guaranteed obligations (Title XI loan) collateralized by a first lien on certain vessels and  certain plant assets:
      Amounts due in installments through 2014, interest from 6.63% to 8.25%.....    $      14,211      $         14,678
      Amounts due in installments through 2014,  interest at Eurodollar rates plus 4.5%; 5.31% and 7.17% at June 30, 2001 and December 31, 2000,
        respectively.............................................................            1,052                 1,092
Other debt at 2.9% to 8.0% at June 30, 2001 and December 31, 2000................              258                   284
                                                                                     ------------------ -----------------
Total debt.......................................................................           15,521                16,054
                Less current maturities..........................................           (1,267)               (1,227)
                                                                                     ------------------ -----------------
Long-term debt...................................................................    $      14,254      $         14,827
                                                                                     ================== =================

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

Note 7. Accrued Liabilities

     Accrued liabilities as of June 30, 2001 and December 31, 2000 are summarized as follows:

                                                                                  June 30,            December 31,
                                                                                    2001                  2000
                                                                             -------------------   -------------------
                                                                                          (in thousands)
                Salary and benefits.......................................   $            6,473    $            4,695
                Insurance.................................................                8,552                 7,793
                Taxes, other than income tax..............................                  714                    79
                Trade creditors...........................................                1,906                 1,908
                Other.....................................................                  131                   125
                                                                             -------------------   -------------------
                Total accrued liabilities.................................   $           17,776    $           14,600
                                                                             ===================   ===================

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

Note 9. Restatement

     The Company's financial statements as of and for the three months and six month periods ended June 30, 2001 have been restated from amounts previously reported to reflect the re-characterization of a second quarter charge as a selling, general and administrative expense as opposed to a component of inventory production cost, as previously reported. This expense was recorded to appropriately value receivables due from a Company insurer as a result of that insurer's recent bankruptcy. The following tables show the income statement and balance sheet line items that have been restated.

Unaudited Condensed Consolidated Statement of Operations
Three Months Ended June 30, 2001

                                                                    As Previously
                                                                      Reported            Restatements        As Restated
                                                                   ---------------       --------------      -------------
Cost of sales.............................................         $       17,077        $        (66)       $     17,011
Selling, general and administrative expense...............                  1,777                 856               2,633
Benefit for income taxes..................................                    (11)               (284)               (295)
Net loss..................................................                    (21)               (506)               (527)
Loss per share (basic & diluted)..........................                  (0.00)              (0.02)              (0.02)

Unaudited Condensed Consolidated Statement of Operations
Six Months Ended June 30, 2001

                                                                    As Previously
                                                                      Reported            Restatements         As Restated
                                                                   ---------------       --------------      --------------
Cost of sales.............................................         $      35,090         $        (66)       $      35,024
Selling, general and administrative expense...............                 3,285                  856                4,141
Benefit for income taxes..................................                  (223)                (284)                (507)
Net loss..................................................                  (398)                (506)                (904)
Loss per share (basic & diluted)..........................                 (0.02)               (0.02)               (0.04)

Unaudited Condensed Consolidated Balance Sheet at June 30, 2001

                                                                    As Previously
                                                                      Reported            Restatements        As Restated
                                                                   ---------------       --------------      --------------
Inventories...............................................         $      36,482         $       (791)       $      35,691
Deferred tax asset, net...................................                 7,066                  285                7,351
Retained earnings.........................................                16,987                 (506)              16,481

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

Results of Operations

     The following table sets forth as a percentage of revenues certain items of the Company's operations for each of the indicated periods (Restated):

                                                              Three Months Ended                  Six Months Ended
                                                                   June 30,                           June 30,
                                                        -------------------------------    -------------------------------
                                                            2001             2000              2001              2000
                                                        -------------    --------------    -------------     -------------
  Revenues....................................              100.0%           100.0%           100.0%            100.0%
  Cost of sales...............................               89.6             99.3             92.1              96.9
                                                        -------------    --------------    -------------     -------------
  Gross profit................................               10.4              0.7              7.9               3.1
  Selling, general and administrative.........               13.8              9.6             10.9              10.9
                                                        -------------    --------------    -------------     -------------
  Operating loss..............................               (3.4)            (8.9)            (3.0)             (7.8)
  Interest income (expense), net..............               (0.6)             0.1             (0.7)             (0.1)
  Other expense income, net...................               (0.3)            (0.8)            (0.0)             (0.6)
                                                        -------------    --------------    -------------     -------------
  Loss before income taxes....................               (4.3)            (9.6)            (3.7)             (8.5)
  Benefit for income taxes....................               (1.5)            (3.5)            (1.3)             (3.1)
                                                        -------------    --------------    -------------     -------------
  Net loss....................................               (2.8)            (6.1)            (2.4)             (5.4)
                                                        =============    ==============    =============     =============

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

     Cost of Sales. Cost of sales, including depreciation and amortization, for the current quarter ended June 30, 2001 was $17.0 million, a $3.7 million decrease, or 17.9% from $20.7 million in the quarter ended June 30, 2000. Cost of sales as a percent of revenues was 89.6% in the current quarter ended June 30, 2001 as compared to 99.3% in the quarter ended June 30, 2000. The 9.7% decrease in cost of sales during the current quarter ended June 30, 2001 is due primarily to a 30.2% decrease in sales volumes for the Company's fish meal, along with an 18.1% and 7.2% increase in the Company's selling prices for fish meal and fish oil, respectively. (Restated)

     Gross Profit. Gross profit increased $1.8 million from $144,000 in the quarter ended June 30, 2000 to $2.0 million in the quarter ended June 30, 2001. As a percentage of revenues, the Company's gross profit margin increased 9.7% in the current quarter ended June 30, 2001, compared to the same period in the prior fiscal year. The increase in gross profit was primarily due to an 18.1% and a 7.2% increase in selling prices for the Company's fish meal and fish oil, respectively, during the current quarter ended June 30, 2001. The Company attributes higher fish meal and fish oil sales prices in the second quarter ending June 30, 2001 to diminished global fish meal and fish oil inventories during the first six months of Fiscal 2001 as opposed to a general strengthening in world markets for other competing products. (Restated)

     Selling, general and administrative expenses. Selling, general and administrative expenses increased $628,000 or 31.3% from $2.0 million in the three month period ended June 30, 2000 to $2.6 million in the current quarter ended June 30, 2001. The increase was primarily due to the recognition of a provision of $856,000 related to receivables due from an insurance company that were deemed uncollectible due to its bankruptcy filing, partially offset by a reduction in staffing and related employee costs. (Restated)

     Operating income (loss). As a result of the factors discussed above, the Company's operating loss decreased $1.2 million from a $1.9 million loss in the quarter ended June 30, 2000 to an operating loss of $652,000 for the quarter ended June 30, 2001. As a percentage of revenue, operating loss decreased from 8.9% in the quarter ended June 30, 2000 to operating loss of 3.4% in the current quarter ended June 30, 2001. (Restated)

     Interest income (expense), net. Interest expense, net increased by $139,000 in the quarter ended June 30, 2001 as compared to the quarter ended June 30, 2000. The increase in interest expense, net is the result of a reduction in interest income due to a reduction in cash and cash equivalents available for investment purposes during the quarter ended June 30, 2001 as compared to the quarter ended June 30, 2000.

     Other expense, net. Other expense, net decreased $108,000 in the current quarter ended June 30, 2001. This decrease in other expense, net was the result of a gain on the sale of non-producing assets during the second quarter of 2001, which was netted against other expenses.

     Benefit for income taxes. The Company recorded a $295,000 benefit for income taxes for the quarter ended June 30, 2001. This represents an effective tax rate of 36.0% on an $822,000 loss before income taxes for the quarter ended June 30, 2001 compared to a $721,000 benefit for income tax in the quarter ended June 30, 2000, representing an effective tax rate of 36.0% on a $2.0 million net loss before income taxes. The effective tax rate approximates the applicable combined state and federal statutory tax rates for the respective periods. (Restated)

Interim Results for the Six Months ended June 30, 2001 and June 30, 2000

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

     Cost of Sales. Cost of sales, including depreciation and amortization, for the six months ended June 30, 2001 was $35.0 million, a $4.0 million, or 10.3% decrease from $39.0 million for the comparable six month period ended June 30, 2000. Cost of sales as a percentage of revenues was 92.1% in the current six month period ended June 30, 2001 as compared to 96.9% in the comparable six month period ended June 30, 2000. The decrease in cost of sales, as a percentage of revenue is due primarily to a 15.2% and a 1.2% increase in fish meal and fish oil prices, respectively. Per ton cost of sales was 2.6% higher for the current six month period ended June 30, 2001 as compared to the six month period ended June 30, 2000, due primarily to higher cost inventories carried forward from Fiscal 2000. (Restated)

     Gross Profit. Gross profit increased $1.8 million or 142.4% from $1.2 million in the six month period ended June 30, 2000 to $3.0 million in the current six month period ended June 30, 2001. As a percentage of revenues, the Company's gross profit increased 4.8% in the current six month period ended June 30, 2001 as compared to the same six month period in the previous fiscal year. The increase in gross profit is primarily due to a 15.2% and a 1.2% increase in the Company's fish meal and fish oil prices during the six months ended June 30, 2001, respectively. These price increases for the Company's products resulted from diminished global fish meal and fish oil inventories during the first six months of Fiscal 2001 as opposed to a stronger world demand for other competing products. (Restated)

     Selling, general, and administrative expenses. Selling, general, and administrative expenses decreased $236,000 or 5.4% from $4.4 million for the six months ended June 30, 2000 to $4.1 million for the current six months ended June 30, 2001. The decrease was primarily due to a reduction in staff and related employee costs. This decrease was partially offset by the recognition of an insurance receivable of $856,000 as uncollectible due to the insurance carrier's bankruptcy filing. (Restated)

     Operating income (loss). As a result of the factors discussed above, the Company's operating loss decreased $2.0 million from a $3.1 million loss for the six months ended June 30, 2000 to an operating loss of $1.1 million for the current six months ended June 30, 2001. As a percentage of revenues, operating loss decreased from 7.8% for the six months ended June 30, 2000 to an operating loss of 3.0% for the current six months ended June 30, 2001. (Restated)

     Interest income (expense), net. Interest income, net decreased by $237,000 from net interest expense of $14,000 in the six month period ended June 30, 2000 to net interest expense of $251,000 in the current six month period ended June 30, 2001. The decrease in net interest income was due to the reduction of cash and cash equivalents available for investment purposes during the six months ended June 30, 2001 as compared to the six months ended June 30, 2000.

     Other (expense), net. Other expense, net decreased $240,000 in the current six month period ended June 30, 2001 as compared to the six month period ended June 30, 2000. This decrease was the result of a gain during the first six months of Fiscal 2001 on the sale of non-producing assets, which was netted against other expenses.

     Benefit for income taxes. The Company recorded a $507,000 benefit for income taxes for the current six months ended June 30, 2001. This amount represents an effective tax rate of 36.0% in comparison to a provision for income tax benefit of $1.2 million for the six months ended June 30, 2000 which represents an effective tax rate of 36.0%. (Restated)


Seasonal and Quarterly Results

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

                           OMEGA PROTEIN CORPORATION
                                  (Registrant)




March 26, 2002             By:          /s/ ROBERT W. STOCKTON
                               ----------------------------------------------
                           (Executive Vice President, Chief Financial Officer
                                   and Corporate Secretary)