Form 10-Q/A
period 2001-09-30
OMEGA PROTEIN CORP
filed 2002-03-26
CIK 1053650

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                             _____________________

                                  FORM 10-Q/A

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


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
     Unaudited Condensed Consolidated Balance Sheet as of September 30, 2001
        and December 31, 2000.........................................................    3
     Unaudited Condensed Consolidated Statement of Operations for the
        three months and nine months ended September 30, 2001 and 2000................    4
     Unaudited Condensed Consolidated Statement of Cash Flows for the
        nine months ended September 30, 2001 and 2000.................................    5
     Notes to Unaudited Condensed Consolidated Financial Statements...................    6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS........................................................   14

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...................   22

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS............................................................   22

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS....................................   22

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES..............................................   22

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........................   22

ITEM 5.  OTHER INFORMATION............................................................   22

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.............................................   22

SIGNATURES............................................................................   23

Explanatory Note
----------------
     This amendment to Omega Protein Corporation's quarterly report on Form 10-Q for the three and nine months ended September 30, 2001 includes changes from the previous report to reflect:

..    the re-characterization of a second quarter and third quarter charge as a selling, general and administrative expense as opposed to a component of inventory production cost, as previously reported. This expense was recorded to appropriately value receivables due from a Company insurer as a result of that insurer's recent bankruptcy.
..    the re-characterization of a third quarter charge for abnormal costs incurred by the Company as a result of the FAA's ban limiting the use of Company's spotter aircraft for a period of nine days to a component of inventory production cost as opposed to a period charge increasing cost of good sold, as previously reported.

     No attempt has been made in this Form 10-Q/A to modify or update other disclosures as presented in the original Form 10-Q except as required to reflect the effects of these restatements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements and Notes


                           OMEGA PROTEIN CORPORATION
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

                                                                               SEPTEMBER 30,           DECEMBER 31,
                                                                                   2001                   2000
                                                                                (RESTATED)
                                                                              -------------          ---------------
                                                                                         (in thousands)
                                        ASSETS
                                        ------
Current assets:
    Cash and cash equivalents...........................................      $     14,634           $      7,403
    Receivables, net....................................................            18,878                  9,570
    Inventories.........................................................            37,111                 37,032
    Prepaid expenses and other current assets...........................             1,689                    978
                                                                              ------------        ---------------
           Total current assets.........................................            72,312                 54,983
Other assets............................................................             7,314                  9,786
Deferred tax assets, net................................................             6,149                  6,843

Property and equipment, net.............................................            83,283                 88,872
                                                                              ------------        ---------------

                    Total assets........................................      $    169,058           $    160,484
                                                                              ============        ===============
                LIABILITIES AND STOCKHOLDERS' EQUITY
                ------------------------------------
Current liabilities:
    Current maturities of long-term debt................................      $      1,236           $      1,227
    Accounts payable....................................................             2,620                  2,312
    Accrued liabilities.................................................            21,548                 14,600
                                                                              ------------        ---------------

            Total current liabilities...................................            25,404                 18,139
Long-term debt..........................................................            13,972                 14,827
                                                                              ------------        ---------------
            Total liabilities...........................................            39,376                 32,966
                                                                              ------------        ---------------
Minority interest in consolidated subsidiary............................                53                     41
                                                                              ------------        ---------------
Commitments and contingencies

Stockholders' equity:
    Preferred stock, $0.01 par value; authorized 10,000,000 shares; none
        issued..........................................................                -                       -
    Common stock, $0.01 par value; authorized 80,000,000 shares;
        24,355,348 shares and 24,330,277 shares issued and outstanding,
        respectively....................................................              244                     243
    Capital in excess of par value......................................          111,929                 111,884
    Retained earnings...................................................           19,491                  17,385
    Common stock in treasury, at cost - 413,100 shares.............                (2,035)                 (2,035)
                                                                              ------------        ---------------
            Total stockholders' equity..........................                  129,629                 127,477
                                                                              ------------        ---------------
                   Total liabilities and stockholders' equity.......              169,058                 160,484
                                                                              ============        ===============

     The accompanying notes are an integral part of the unaudited condensed consolidated statements.

                           OMEGA PROTEIN CORPORATION
            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                                              THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                        SEPTEMBER 30,
                                                        -----------------------------         ----------------------------
                                                           2001               2000               2001              2000
                                                        (RESTATED)                            (RESTATED)
                                                        ----------         ----------         ----------         ---------
                                                                       (in thousands, except per share amounts)
Revenues........................................        $   36,838         $   17,864         $   74,853         $  58,124
Cost of sales...................................            31,069             18,295             66,093            57,321
Inventory write-down............................                 -             13,742                  -            13,742
                                                        ----------         ----------         ----------         ---------
Gross profit (loss).............................             5,769            (14,173)             8,760           (12,939)
Selling, general, and administrative expense....             1,807              1,610              5,948             5,987
                                                        ----------         ----------         ----------         ---------
Operating income (loss).........................             3,962            (15,783)             2,812           (18,926)
Interest expense, net...........................               (69)              (101)              (320)             (115)
Other expense, net..............................               (56)               (30)               (66)             (280)
                                                        ----------         ----------         ----------         ---------
Income (loss) before income taxes...............             3,837            (15,914)             2,426           (19,321)
Provision (benefit) for income taxes............               827             (5,725)               320            (6,952)
                                                        ----------         ----------         ----------         ---------
Net income (loss)...............................        $    3,010         $  (10,189)        $    2,106         $ (12,369)
                                                        ==========         ==========         ==========         =========
Basic earnings (loss) per share.................        $     0.13         $    (0.43)        $     0.09         $   (0.52)
                                                        ==========         ==========         ==========         =========
Average common shares outstanding...............            23,942             23,908             23,934            23,899
                                                        ==========         ==========         ==========         =========
Diluted earnings (loss) per share...............        $     0.13         $    (0.43)        $     0.09         $  (0.52)
Average common shares and common share
  equivalents outstanding.......................            23,982             23,908             23,968            23,899
                                                        ==========         ==========         ==========         =========

     The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                           OMEGA PROTEIN CORPORATION
            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                               --------------------------------------
                                                                                  2001                       2000
                                                                               (RESTATED)
                                                                               -----------                -----------
                                                                                           (in thousands)
Cash flows provided by (used in) operating activities:
    Net income (loss).......................................................   $     2,106                $   (12,369)
                                                                               -----------                -----------
    Adjustments to reconcile net loss to net cash used in
        operating activities:
        Loss (gain) on disposal of assets, net..............................          (150)                        84
        Depreciation and amortization.......................................         7,273                      7,358
        Deferred income taxes...............................................           694                     (5,778)
        Changes in assets and liabilities:
            Receivables.....................................................        (9,308)                     7,425
            Inventories, net of write-down..................................           (79)                    (3,380)
            Accounts payable and accrued liabilities........................         7,256                      7,954
            Other, net......................................................           911                     (1,812)
                                                                               -----------                -----------
                 Total adjustments..........................................         6,597                     11,851
                                                                               -----------                -----------
                 Net cash provided  by (used in) operating activities.......         8,703                       (518)
                                                                               -----------                -----------
Cash flows used in investing activities:
    Proceeds from sale of assets, net.......................................           387                         55
                                                                               -----------                -----------
    Capital expenditures....................................................        (1,013)                    (7,217)
                                                                               -----------                -----------
                 Net cash used in investing activities......................          (626)                    (7,162)
                                                                               -----------                -----------
Cash flows used in financing activities:
    Principal payments of short and long-term debt obligations..............          (918)                      (867)
    Proceeds from borrowing.................................................            72                          -
                                                                               -----------                -----------
                 Net cash used in financing activities......................          (846)                      (867)
                                                                               -----------                -----------
Net increase (decrease) in cash and cash equivalents........................         7,231                     (8,547)
Cash and cash equivalents at beginning of year..............................         7,403                     15,673
                                                                               -----------                -----------
Cash and cash equivalents at end of period..................................   $    14,634                $     7,126
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

  Inventories

     Inventory is stated at the lower-of-cost-or market. The Company's fishing season runs from mid-April to the first of November in the Gulf of Mexico and from the beginning of May into December in the Atlantic. Government regulations preclude the Company from fishing during the off-season.

     The Company's inventory cost system considers all costs associated with an annual fish catch and its processing, both variable and fixed and including both costs incurred during the off-season and during the fishing season. The Company's costing system allocates cost to inventory quantities on a per unit basis as calculated by a formula that considers total estimated inventoriable costs for a fishing season (including off-season costs) to total estimated fish catch and the relative fair market value of the individual products produced. The Company adjusts the cost of sales, off-season costs and inventory balances at the end of each quarter based on revised estimates of total inventoriable costs and fish catch. The Company's lower-of-cost-or market-value analyses at year-end and at interim periods compares the total estimated per unit production cost of the Company's expected production to the projected per unit market prices of the products. The impairment analyses involve estimates of, among other things, future fish catches and related costs, and expected commodity prices for the fish products. These estimates, which management believes are reasonable and supportable, involve estimates of future activities and events which are inherently imprecise and for which actual results may differ.

     During the off-seasons, in connection with the upcoming fishing seasons, the Company incurs costs (i.e. plant and vessel related labor, utilities, rent and depreciation) that are directly related to the Company's infrastructure. These costs accumulate in inventory and are applied as elements of the cost of production of the Company's products throughout the fishing season ratably based on the Company's monthly fish catch and the expected total fish catch for the season.

  Advertising Costs

     The costs of advertising are expensed as incurred in accordance with Statement of Position 93-7, "Reporting on Advertising Costs."

  Accounting for the Impairment of Long-Lived Assets

     The Company accounts for impairment of long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", which was issued in March 1995. SFAS No. 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible operational impairment. In accordance with SFAS No. 121, the Company uses an estimate of the future undiscounted net cash flows of the related asset or asset grouping over the remaining life in measuring whether its operating assets are recoverable

  Income Taxes

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

  Property, Equipment and Depreciation

     Property and equipment additions are recorded at cost. Depreciation of property and equipment is computed by the straight-line method at rates expected to amortize the cost of property and equipment, net of salvage value, over their estimated useful lives. Estimated useful lives of assets acquired new, determined as of the date of acquisition are as follows:

                                                                 USEFUL LIVES
                                                                    (YEARS)
                                                                ---------------
        Fishing vessels and fish processing plants............       15-20
        Furniture and fixtures................................        3-10

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

  Recently Issued Accounting Standards

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which, as amended, is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 establishes standards requiring all derivatives to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. The Company adopted the provisions of the statement in Fiscal 2001. The Company's implementation of the provisions of SFAS No.133 did not have an impact on the Company's existing operations.

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


  NOTE 2. ACCOUNTS RECEIVABLE

     Accounts receivable as of September 30, 2001 and December 31, 2000 are summarized as follows:


                                                          SEPTEMBER 30,   DECEMBER 31,
                                                             2001            2000
                                                           -------          ------
                                                                (IN THOUSANDS)
        Trade.......................................       $16,964          $6,714
        Insurance...................................           254             740
        Employee....................................            97              43
        Income tax..................................         1,150           2,019
        Other.......................................           653             272
                                                           -------          ------
        Total accounts receivable...................        19,118           9,788
        Less: allowance for doubtful accounts.......          (240)           (218)
                                                           -------          ------
        Receivables, net............................       $18,878          $9,570
                                                           =======          ======

  NOTE 3. INVENTORY

     Inventory as of September 30, 2001 and December 31, 2000 is summarized as follows:

                                                                SEPTEMBER 30,             DECEMBER 31,
                                                                   2001                      2000
                                                                (RESTATED)
                                                               -----------                ----------
                                                                           (IN THOUSANDS)
        Fish meal.......................................       $    21,518                $   19,474
        Fish oil........................................            10,053                     7,590
        Fish solubles...................................               828                       938
        Off season cost.................................               345                     3,982
        Other materials & supplies......................             4,367                     5,048
                                                               -----------                ----------
        Total inventory.................................       $    37,111                $   37,032
                                                               ===========                ==========

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

  NOTE 4. OTHER ASSETS

     Other assets as of September 30, 2001 and December 31, 2000 are summarized as follows:

                                                                             SEPTEMBER 30,      DECEMBER 31,
                                                                                  2001               2000
                                                                              ------------       ------------
                                                                                        (IN THOUSANDS)
        Fishing nets...................................................       $        626       $      1,134
        Prepaid pension cost...........................................              3,198              3,425
        Insurance receivable, net of allowance for doubtful accounts...              2,877              4,196
        Title XI loan origination fee..................................                358                396
        Note receivable................................................                110                369
        Deposits.......................................................                131                140
        Investments in unconsolidated affiliates.......................                  1                  1
        Miscellaneous..................................................                 13                125
                                                                              ------------       ------------
        Total other assets.............................................       $      7,314       $      9,786
                                                                              ============       ============

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

     The Company has put the trustees in the Australian liquidation proceedings on notice of its $1.6 million claim. However, based on the early nature of the proceedings, the Company believes that the ultimate outcome of the recovery against HIH cannot be assured at this time and that it is probable that a portion of these receivables will not be collectible. Accordingly, at September 30, 2001, the allowance for doubtful accounts applicable to the HIH receivable was $966,000 and the provision is reflected in selling, general, and administrative expense. (Restated)

NOTE 5. PROPERTY AND EQUIPMENT

     Property and equipment at September 30, 2001 and December 31, 2000 are summarized as follows:

                                                           SEPTEMBER 30,         DECEMBER 31,
                                                                2001                  2000
                                                          --------------        --------------
                                                                      (IN THOUSANDS)
        Land........................................      $        5,390        $        5,390
        Plant assets................................              69,319                69,772
        Fishing vessels.............................              72,926                72,933
        Furniture and fixtures......................               1,811                 1,837
        Other.......................................                 918                     -
                                                          --------------        --------------
        Total property and equipment................             150,364               149,932
        Less: accumulated depreciation..............             (67,081)              (61,060)
                                                          --------------        --------------
        Property and equipment, net.................      $       83,283        $       88,872
                                                          ==============        ==============

     Depreciation expense for the nine months ended September 30, 2001 and September 30, 2000 was $6.3 million and $6.6 million, respectively.

  NOTE 6. NOTES PAYABLE AND LONG-TERM DEBT

     At September 30, 2001 and December 31, 2000, the Company's long-term debt consisted of the following:

                                                                                         SEPTEMBER 30,       DECEMBER 31,
                                                                                              2001               2000
                                                                                          -----------        ------------
  U.S. government guaranteed obligations (Title XI loan) collateralized by a first lien on certain vessels and  certain plant assets:
      Amounts due in installments through 2014, interest from 6.63% to 8.25%........      $    13,971       $      14,678
      Amounts due in installments through 2014,  interest at Eurodollar rates plus 4.5%; 4.16% and 7.17% at September 30, 2001 and December 31, 2000,
        respectively................................................................            1,032               1,092
Other debt at 2.9% to 8.0% at September 30, 2001 and December 31, 2000..............              205                 284
                                                                                          -----------        ------------
Total debt..........................................................................           15,208              16,054
                Less current maturities.............................................           (1,236)             (1,227)
                                                                                          -----------        ------------
Long-term debt......................................................................      $    13,972        $     14,827
                                                                                          ===========        ============

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

  NOTE 7. ACCRUED LIABILITIES

     Accrued liabilities as of September 30, 2001 and December 31, 2000 are summarized as follows:

                                                 SEPTEMBER 30,     DECEMBER 31,
                                                     2001             2000
                                                 -------------     ------------
                                                         (IN THOUSANDS)
        Salary and benefits.................     $      10,051     $      4,695
        Insurance...........................             8,232            7,793
        Taxes, other than income tax........             1,070               79
        Trade creditors.....................             1,982            1,908
        Other...............................               213              125
                                                 -------------     ------------
        Total accrued liabilities...........     $      21,548     $     14,600
                                                 =============     ============

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

   NOTE 9. RESTATEMENT

     The Company's financial statements as of and for the three months and nine months periods September 30, 2001 have been restated from amounts previously reported to reflect (1) the re-characterization of a second quarter charge as a selling, general and administrative expense as opposed to a component of inventory production cost, as previously reported, which expense was recorded to appropriately value receivables due from a Company insurer as a result of that insurer's recent bankruptcy; and (2) the re-characterization of a third quarter charge for abnormal costs incurred by the Company as a result of the FAA's ban limiting the use Company's spotter aircraft for a period of nine days to a component of inventory production cost as opposed to a period charge increasing cost of good sold, as previously reported. The following tables show the income statement and balance sheet line items that have been restated:


Unaudited Condensed Consolidated Statement of Operations
Three Months Ended September 30, 2001
                                                         As Previously
                                                           Reported          Restatements        As Restated
                                                      ----------------    ---------------     --------------

Cost of sales.....................................    $         30,895    $           174     $       31,069
Selling, general and administrative expense.......               1,697                110              1,807
Provision for income taxes........................                 506                321                827
Net income........................................               2,438                572              3,010
Earnings per share (basic & diluted)..............                0.10               0.03               0.13


Unaudited Condensed Consolidated Statement of Operations
Nine Months Ended September 30, 2001
                                                         As Previously
                                                           Reported          Restatements        As Restated
                                                      ----------------    ---------------     --------------

Cost of sales.....................................    $         65,985    $           108     $       66,093
Selling, general and administrative expense.......               4,982                966              5,948
Provision for income taxes........................                 283                 37                320
Net income........................................               2,040                 66              2,106
Earnings per share (basic & diluted)..............                0.09               0.00               0.09


Unaudited Condensed Consolidated Balance Sheet
 at September 30, 2001
                                                         As Previously
                                                           Reported          Restatements        As Restated
                                                      ----------------    ---------------     --------------

Inventories                                           $         37,008    $           103     $       37,111
Deferred tax asset, net                                          6,186                (37)             6,149
Retained earnings                                               19,425                 66             19,491

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

     LIQUIDITY AND CAPITAL RESOURCES (RESTATED)

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

  RESULTS OF OPERATIONS

     The following table sets forth as a percentage of revenues certain items of the Company's operations for each of the indicated periods (Restated)

                                                    THREE MONTHS ENDED           NINE MONTHS ENDED
                                                       SEPTEMBER 30,                SEPTEMBER 30,
                                                   ---------------------       ---------------------
                                                    2001          2000          2001          2000
                                                   -------       -------       -------       -------
Revenues.....................................        100.0%        100.0%        100.0%        100.0%
Cost of sales................................         84.3         102.4          88.3          98.6
Inventory write-down.........................          0.0          76.9           0.0          23.6
                                                   -------       -------       -------       -------
Gross profit (loss)..........................         15.7         (79.3)         11.7         (22.2)
Selling, general and administrative expense..          4.9           9.0           8.0          10.3
                                                   -------       -------       -------       -------
Operating income (loss)......................         10.8         (88.3)          3.7         (32.5)
Interest expense, net........................         (0.2)         (0.6)         (0.4)         (0.2)
Other expense, net...........................         (0.2)         (0.1)         (0.1)         (0.5)
                                                   -------       -------       -------       -------
Income (loss) before income taxes............         10.4         (89.0)          3.2         (33.2)
Provision (benefit) for income taxes.........          2.2         (32.0)          0.4         (12.0)
                                                   -------       -------       -------       -------
Net income (loss)............................          8.2         (57.0)          2.8         (21.2)
                                                   =======       =======       =======       =======


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

     COST OF SALES. Cost of sales, including depreciation and amortization for the current quarter ended September 30, 2001 was $31.1 million, a $12.8 million increase, or 69.8% from $18.3 million in the quarter ended September 30, 2000. Cost of sales as a percentage of revenues was 84.3% in the current quarter ended September 30, 2001 as compared to 102.4% in the quarter ended September 30, 2000. The 18.1% decrease in cost of sales, as a percentage of revenues, during the current quarter ended September 30, 2001 was due primarily to a 28.1% and 577.0% increase in the sales volumes of the Company's fish meal and fish oil, respectively along with a 14.2% and 26.8% increase in the Company's selling prices for fish meal and fish oil, respectively. (Restated)

     GROSS PROFIT. Gross profit increased $20.0 million or 140.7%, from a $14.2 million loss in the quarter ended September 30, 2000 to $5.8 million in the current quarter ended September 30, 2001. As a percentage of revenues, the Company's gross profit margin increased 95.0% in the current quarter ended September 30, 2001 as compared to the same period in the prior fiscal year. The increase in gross profit was primarily due to a 28.1% and 577.0% increase in the sales volumes of the Company's fish meal and fish oil respectively, along with a 14.2% and 26.8% increase in the Company's selling prices for fish meal and fish oil, respectively. The Company attributes the higher fish meal and fish oil sales prices and volumes in the third quarter ending September 30, 2001 to diminished global fish meal and fish oil inventories during the first nine months of Fiscal 2001 as opposed to a general strengthening in world markets for other competing products. (Restated)

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $197,000 or 12.2% from $1.6 million in the quarter ended September 30, 2000 to $1.8 million in the quarter ended September 30, 2001. The increase in expense was due primarily to the timing of employee administrative costs and the recognition of $110,000 of receivables due from an insurance company as uncollectible due to the insurance carrier's bankruptcy filing. (Restated)

     OPERATING INCOME (LOSS). As a result of the factors discussed above, the Company's operating income increased $19.8 million from a $15.8 million loss in the quarter ended September 30, 2000 to a $4.0 million profit in the quarter ended September 30, 2001. As a percentage of revenues, operating income increased 99.1% in the current quarter ended September 30, 2001 as compared to the same period in the prior fiscal year. (Restated)

     INTEREST EXPENSE, NET. Interest expense, net decreased by $32,000 in the current quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000. The decrease in interest expense, net was the result of an increase in interest income due to an increase in cash and cash equivalents available for investment purposes during the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000.

     OTHER EXPENSE, NET. Other expense, net increased $26,000 in the current quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000. This increase in other expense was the result of fees related to the non-use of Company's credit facility.

     PROVISION (BENEFIT) FOR INCOME TAXES. The Company recorded a $827,000 provision for income taxes on a $3.8 million profit before taxes for the quarter ended September 30, 2001. This is compared to a $5.7 million benefit for taxes on a $15.9 million loss for the quarter ended September 30, 2000. The provision for income taxes for the current nine months ended September 30, 2001 reflects a year to date deferred state tax benefit of approximately $750,000. During the quarter ended September 30, 2001, the Company completed their 2000 state income tax returns and also successfully completed several years of state income tax audits. Based on the completed tax returns and audits, the Company recorded deferred tax assets for the resulting state net operating loss carryforwards and believes that it is more probable than not that the estimated tax benefits of the state net operating losses will be realized. The effective tax rate of 34% for U.S. federal taxes was unchanged between the periods. (Restated)

  INTERIM RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

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

     COST OF SALES. Cost of sales, including depreciation and amortization, for the nine months ended September 30, 2001 was $66.1 million, a $8.8 million increase from $57.3 million for the comparable nine month period ended September 30, 2000. Cost of sales as a percentage of revenues was 88.3% in the current nine month period as compared to 98.6% for the nine month period ended September 30, 2000. The 10.3% decrease in cost of sales, as a percentage of revenues, during the current nine month period ended September 30, 2001 is due primarily to a 102.3% increase in sales volume for the Company's fish oil and an increase of 15.2% and 14.3% in the selling price of the Company's fish meal and fish oil, respectively, as compared to the nine months ended September 30, 2000. (Restated)

     GROSS PROFIT. Gross profit increased $21.7 million or 167.7% from a $12.9 million loss in the nine month period ended September 30, 2000 to a $8.8 million gross profit for the nine month period ended September 30, 2001. As a percentage of revenues the Company's gross profit margin increased 33.9% in the current nine month period ended September 30, 2001. The increase in gross profit was due primarily to a 102.3% increase in sales volume for the Company's fish oil and an increase of 15.2% and 14.3% in the selling price of the Company's fish meal and fish oil respectively. The Company attributes the higher fish meal and fish oil sales prices for the nine months ending September 30, 2001, to diminished global fish meal and fish oil inventories during the first nine months of Fiscal 2001 as opposed to a general strengthening in world markets for other competing products. (Restated)

     SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $39,000 or 0.7% from $6.0 million for the nine months ended September 30, 2000 to $5.9 million for the nine months ended September 30, 2001. This decrease was primarily due to a reduction in staff and related employee costs, partially offset by the recognition of $966,000 of receivables due from an insurance company as uncollectible due to the insurance carrier's bankruptcy filing. (Restated)

     OPERATING INCOME (LOSS). As a result of the factors discussed above, the Company's operating income increased $21.7 million from an $18.9 million loss for the nine months ended September 30, 2000 to a $2.8 million operating income for the nine months ended September 30, 2001. As a percentage of revenues, operating income increased 36.2% for the current nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. (Restated)

     INTEREST EXPENSE, NET. Interest expense net increased by $205,000 from net interest expense of $115,000 for the nine months ended September 30, 2000 to $320,000 for the nine months ended September 30, 2001. The increase in net interest expense was primarily due to a reduction of interest income as a result of lower returns on investments.

     OTHER (EXPENSE), NET. Other expense, net decreased by $214,000 in the current nine month period ended September 30, 2001 as compared to the nine month period ended September 30, 2000. This decrease was the result of gains during the nine months ended September 30, 2001 on the disposal of assets which was netted against other expenses.

     PROVISION (BENEFIT) FOR INCOME TAXES. The Company recorded a $320,000 provision for income taxes for the current nine months ended September 30, 2001. The provision for income taxes for the current nine months ended September 30, 2001 reflects a year to date deferred state tax benefit of approximately $750,000. During the quarter ended September 30, 2001, the Company completed their 2000 state income tax returns and also successfully completed several years of state income tax audits. Based on the completed tax returns and audits, the Company recorded deferred tax assets for the resulting state net operating loss carryforwards and believes that it is more probable than not that the estimated tax benefits of the state net operating losses will be realized. The effective tax rate of 34% for U.S. federal taxes was unchanged between the periods. (Restated)

  SEASONAL AND QUARTERLY RESULTS

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