Form 10-K
period 2001-12-31
OMEGA PROTEIN CORP
filed 2002-03-26
CIK 1053650

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

                  For the fiscal year ended December 31, 2001

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   [_]

   As of March 19, 2002, the aggregate market value of the Company's common stock held by voting and non-voting common equity of the Company is $85,032,628 based on the closing price of the Common Stock in consolidated trading on The New York Stock Exchange. This figure does not include the value of Common Stock held by Directors and Executive Officers of the Registrant and members of the immediate families, some of whom may constitute "affiliates" for purpose of the Securities Exchange Act of 1934. On March 19, 2002, there were outstanding 23,952,853 shares of the Company's Common Stock, $0.01 par value.

   Documents incorporated by reference: Portions of the registrant's definitive proxy statement for its combined 2002 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2001, are incorporated by reference to the extent set forth in Part III.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

   Forward-looking statements in this Annual Report on Form 10K, future filings by the Company with the Securities and Exchange Commission (the "Commission"), the Company's press releases and oral statements by authorized officers of the Company are intended to be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the risks set forth under the caption "Significant Factors That May Affect Forward-Looking Statements" appearing in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company believes that forward-looking statements made by it are based on reasonable expectations; however, no assurances can be given that actual results will not differ materially from those contained in such forward-looking statements. Forward-looking statements involve statements that are predictive in nature, which depend upon or refer to future events or conditions, which include the words "estimate," "project," "anticipate," "expect," "predict," "believe," "could," "would," "may" and similar expressions.

                                    PART I

Item 1 and 2. Business and Properties

General

   Omega Protein Corporation is a Nevada corporation organized in 1998. As used herein, the term "Omega" or the "Company" refers to Omega Protein Corporation or to Omega Protein Corporation and its consolidated subsidiaries, as applicable. Because the Company changed its Fiscal year end from September 30 to December 31, a three-month transition period from October 1, 1998 through December 31, 1998 (the "Transition Period") precedes the start of the Fiscal 1999 year. "Fiscal 1999" "Fiscal 2000" and "Fiscal 2001" refer to the twelve months ended December 31, 1999, December 31, 2000, and December 31, 2001, respectively. The Company's principal executive offices are at 1717 St. James Place, Suite 550, Houston, Texas 77056 (Telephone: (713) 623-0060).

   The Company is the successor by merger to Marine Genetics Corporation (formerly known as Zapata Protein, Inc.), a Delaware corporation, which was formed in March 1994 to act as the holding company for Omega Protein, Inc. (formerly known as Zapata Protein (USA), Inc.). The Company has three material subsidiaries: Omega Protein, Inc., Omega Shipyard, Inc. and Protein Operating Company.

   Omega Protein, Inc., which is the operating entity for the Company's current business, was formed in Virginia in October 1986, and is the successor to a business conducted since 1913. Omega Shipyard, Inc. owns a drydock facility in Moss Point, Mississippi, which is used to provide shoreside maintenance for the Company's fishing fleet and, subject to outside demand and excess capacity, third-party vessels. Revenues from shipyard work for third-party vessels in Fiscal 2001 were not material. Protein Operating Company holds title to the Company's 60,000 square foot meal storage warehouse in St. Louis, Missouri. The Company also has a number of other direct and indirect subsidiaries, none of which are material to the Company's operations.

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

   To concentrate on and enhance its core business, the Company sold a marginally profitable business, Venture Milling Company ("Venture Milling"), in late Fiscal 1997 and acquired the fishing assets of two businesses, American Protein, Inc. ("American Protein") and Gulf Protein, Inc. ("Gulf Protein") in early Fiscal 1998 to increase the Company's harvesting and production capabilities. These transactions are described below:

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

   On November 25, 1997, the Company purchased the fishing and processing assets of Gulf Protein, which included six fishing vessels, five spotter planes and the processing equipment at the Gulf Protein plant located near Morgan City, Louisiana, for $13.6 million in cash and the assumption of $883,000 in long-term liabilities (the "Gulf Protein Acquisition" and together with the American Protein Acquisition, the "Acquisitions"). In connection with the Gulf Protein Acquisition, the Company also entered into a five-year lease for the Gulf Protein plant at a $220,000 annual rental rate. The Company began operations at the Morgan City, Louisiana plant at the start of the 1998 fishing season, which began in April 1998. Due to the decline in the average per-ton prices for the Company's products which occurred in Fiscal 1999 and continued throughout Fiscal 2000 (see Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--Fiscal 2001--2000 and Fiscal 2000--1999), the Company elected to discontinue in-line processing operations at its Morgan City plant for the 2000 and 2001 fishing season. An impairment of $2.3 million was recorded in Fiscal 1999 to reduce the cost of the in-line processing equipment to its salvage value. The closure of this plant did not impact the Company's ability to process its products since the Company had excess production capacity at its other three Gulf Coast plants. Warehousing operations are being conducted at the facility until market conditions improve or other opportunities develop for the property.

Geographic Information

   The Company operates within one industry segment, menhaden fishing for the production and sale of fish meal, fish solubles and fish oil. Export sales of fish oil and fish meal were approximately $35.7 million, $21.7 million, and $38.6 million in Fiscal 2001, Fiscal 2000 and Fiscal 1999 respectively. Such sales were made primarily to European markets. In Fiscal 2001, Fiscal 2000 and Fiscal 1999, sales to one customer were approximately $7.9 million, $6.3 million, and $8.7 million, respectively.

   The following table shows the geographical distribution of revenues (in thousands) based on location of customers:

                               For Year Ended   For Year Ended   For Year Ended
                                December 31,     December 31,     December 31,
                                    2001             2000             1999
                              ---------------- ---------------- ----------------
                              Revenues Percent Revenues Percent Revenues Percent
                              -------- ------- -------- ------- -------- -------
U.S.......................... $63,063   63.9%  $63,713   75.8%  $55,039   58.8%
Europe.......................  15,438   15.6%    5,661    6.7%   19,215   20.5%
Asia.........................   8,651    8.8%    2,441    2.9%    7,942    8.5%
Mexico.......................   1,924    1.9%    6,557    7.8%    4,756    5.1%
Canada.......................   4,741    4.8%    3,385    4.0%    3,443    3.7%
Other........................   4,935    5.0%    2,285    2.8%    3,241    3.4%
                              -------  ------  -------  ------  -------  ------
Total........................ $98,752  100.0%  $84,042  100.0%  $93,636  100.0%
                              =======  ======  =======  ======  =======  ======

Company Overview

   The Company's marine protein operations involve the production and sale of a variety of protein products derived from menhaden, a species of fish found along the Gulf of Mexico and Atlantic coasts. Omega is the largest processor, marketer and distributor of marine products (fish meal) and fats (fish oil) in the United States. The Company processes several grades of fish meal (regular or "FAQ" meal and specialty meals), as well as fish oil and fish solubles. The Company's fish meal products are primarily used as a protein ingredient in animal feed for poultry, swine, cattle, aquaculture and household pets. The Company's fish oil is primarily used as an ingredient in margarine and shortening. The Company's fish solubles are sold primarily to livestock feed manufacturers, aquaculture feed manufacturers and for use as an organic fertilizer.

   Fishing. During Fiscal 2001, the Company owned a fleet of 65 fishing vessels and 32 spotter aircraft for use in its fishing operations and also leased additional aircraft where necessary to facilitate operations. During the 2001 fishing season in the Gulf of Mexico, where the fishing season runs from mid-April through October, the Company operated 32 fishing vessels and 27 spotter aircraft. The fishing area in the Gulf is generally located along the Gulf Coast, with a concentration off the Louisiana and Mississippi coasts. The fishing season along the Atlantic coast begins in early May and usually extends into December. The Company operated 10 fishing vessels and 7 spotter aircraft along the Mid-Atlantic coast, concentrated primarily in and around the Chesapeake Bay. The remaining fleet of fishing vessels and spotter aircraft are not routinely operated during the fishing season and are back-up to the active fleet. Subsequent to the Fiscal 1999 fishing season, the Company embarked on a program of cost-cutting measures which included, among other items, a reduction in the number of fishing vessels and spotter planes deployed. Since Fiscal 1999, the deployment of fishing vessels and spotter planes has been reduced by 11 vessels and 7 planes.

   Menhaden usually school in large, tight clusters and are commonly found in warm, shallow waters. Spotter aircraft locate the schools and direct the fishing vessels to them. The principal fishing vessels transport two 40-foot purse boats, each carrying several fishermen and one end of a 1,500-foot net. The purse boats encircle the school and capture the fish in the net. The fish are then pumped from the net into refrigerated holds of the fishing vessel or onto a carry vessel, and then are unloaded at the Company's processing plants.

   Processing. During Fiscal 2001, the Company operated four processing plants, two in Louisiana, one in Mississippi and one in Virginia, where the menhaden are processed into fish meal, fish oil and fish solubles. The fish are unloaded from the fishing vessels into storage boxes and then conveyed into steam cookers. The fish are then passed through presses to remove most of the oil and water. The solid portions of the fish are dried and then ground into fish meal. The liquid that is produced in the cooking and pressing operations contains oil, water, dissolved protein and some fish solids. This liquid is decanted to remove the solids and is then put through a centrifugal oil and water separation process. The separated fish oil is a finished product. The separated water and protein mixture is further processed through evaporators to recover the soluble protein, which can be sold as a finished product or added to the solid portions of the fish for processing into fish meal.

   Fish meal, the principal product made from menhaden, is sold primarily as a high-protein feed ingredient. It is used as a protein supplement in feed formulated for pigs and other livestock. Each use requires certain standards to be met regarding quality and protein content, which are determined by the freshness of the fish and by processing conditions such as speed and temperatures. Fish solubles are a liquid protein product used as an additive in fish meal and are also marketed as an independent product to animal feed formulators and the fertilizer industry.

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

   Customers and Marketing. Most of the Company's marine protein products are sold directly to about 400 customers by the Company's marketing department, while a smaller amount is sold through independent sales agents. Product inventory was $29.1 million as of December 31, 2001 versus $28.0 million on December 31, 2000.

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

   A number of countries in which the Company currently sells products impose various tariffs and duties, none of which have a significant impact on the Company's foreign sales. Certain of these duties are being reduced annually under the North American Free Trade Agreement in the case of Mexico and Canada and under the Uruguay Round Agreement of the General Agreement on Tariffs and Trade in the case of Japan. In all cases, the Company's products are shipped to its customers either by F.O.B. shipping point or CIF terms, and therefore, the customer is responsible for any tariffs, duties or other levies imposed on the Company's products sold into these markets.

   Insurance. The Company maintains insurance against physical loss and damage to its assets, coverage against liabilities to third parties it may incur in the course of its operations, as well as workers' compensation, United States Longshoremen's and Harbor Workers' Compensation Act and Jones Act coverage. Assets are insured at replacement cost, market value or assessed earning power. The Company's limits for liability coverage are statutory or $50.0 million. The $50.0 million limit is comprised of several excess liability policies, which are subject to deductibles, underlying limits and exclusions. The Company believes its insurance coverage to be in such form, against such risks, for such amounts and subject to such deductibles and self-retentions as are prudent and normal for its operations. The impact of the September 11, 2001 terrorist attacks, as well as a general hardening of the world insurance markets, is likely to make the Company's insurance more costly as various lines of insurance come up for renewal in 2002. Depending on the magnitude of the increase in insurance premiums, the Company may elect to increase its deductibles and self-retentions in order to achieve lower insurance premium costs. These higher deductibles and self-retentions will expose the Company to greater risk of loss if claims occur.

   Competition. The marine protein and oil business is subject to significant competition from producers of vegetable and other animal protein products and oil products such as Archer-Daniels Midland, Inc. and Cargill, Inc. In addition, but to a lesser extent, the Company competes with smaller domestic privately-owned menhaden fishing companies and international marine protein and oil producers, including Scandinavian herring processors and South American anchovy and sardine processors. Many of these competitors have greater financial resources and more extensive operations than the Company.

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

   Regulation. The Company's operations are subject to federal, state and local laws and regulations relating to the location and periods in which fishing may be conducted as well as environmental and safety matters. At the state and local level, certain state and local government agencies have either enacted legislation and regulations or have the authority to enact with legislation and regulation to prohibit, restrict or regulate menhaden fishing within their jurisdictional waters. In January 2002, the State of New Jersey enacted legislation which extended an existing 1.2 mile no-fishing zone for menhaden an additional 1.8 miles offshore. Omega historically has caught an immaterial amount of its fish catch in the newly closed area and believes that this restriction will have no material effect on the Company's operations or financial results. Omega remains able to conduct its fishing operations off New Jersey outside this new three-mile limit.

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

   The Company's operations are subject to federal, state and local laws and regulations relating to the protection of the environment, including the federal Water Pollution Control Act of 1972, which was significantly modified in 1977 to deal with toxic water pollutants and re-named as the Clean Water Act, and which imposes strict controls against the discharge of pollutants in reportable quantities, and along with the Oil Pollution Act of 1990, imposes substantial liability for the costs of oil removal, remediation and damages. The Company's marine protein operations also are subject to the federal Clean Air Act, as amended; the federal Comprehensive Environmental Response, Compensation, and Liability Act, which imposes liability, without regard to fault, on certain classes of persons that contributed to the release of any "hazardous substances" into the environment; U.S. Coast Guard regulations and the federal Occupational Safety and Health Act ("OSHA"). In January 2002, the United States Supreme Court ruled that, in addition of the United States Coast Guard, the Occupational Safety and Health Administration has the authority to regulate working conditions aboard certain types of vessels which include the Company's fishing vessels. The eventual implementation of this ruling (which is expected to occur over a period of years) is expected to result in additional safety requirements and procedures for the Company's vessels. It is possible that the costs of these requirements and procedures could be material.

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

   To protect against such loss of eligibility, the Company's Articles of Incorporation (i) contain provisions limiting the aggregate percentage ownership by non-citizens of each class of the Company's capital stock to no more than 25% of the outstanding shares of each such class (the "Permitted Percentage") so that any purported transfer to non-citizens of shares in excess of the Permitted Percentage will be ineffective as against the Company for all purposes (including for purposes of voting, dividends and any other distribution, upon liquidation or otherwise), (ii) provide for a dual stock certificate system to determine such ownership pursuant to which certificates representing shares of Company Common Stock bear legends that designate such certificates as either "citizen" or "non-citizen" depending on the citizenship of the owner, and (iii) permit the Company's Board of Directors to make such determinations as may reasonably be necessary to ascertain such ownership and implement restrictive limitations on those shares that exceed the Permitted Percentage (the "Excess Shares"). For example, the Company's Board is authorized, among other things, to redeem for cash (upon written notice) any Excess Shares in order to reduce the aggregate ownership by non-citizens to the Permitted Percentage.

   The Company believes that during the past five years it has substantially complied with all material statutes and regulations applicable to its operations, the failure to comply with which would have had a material adverse impact on its operations.

Employees

   At December 31, 2001, during the Company's off-season, the Company employed approximately 432 persons. At August 31, 2001, during the peak of the Company's 2001 fishing season, the Company employed approximately 982 persons. Approximately 131 employees at the Company's Virginia facility are represented by an affiliate of the United Food and Commercial Workers Union. During the past five years Omega has not experienced any strike or work stoppage which has had a material impact on its operations. The Company considers its employee relations to be generally satisfactory.

Executive Officers of the Registrant

   The names, ages and current offices of the executive officers of the Company, who are to serve until their successors are elected and qualified, are set forth below. Also indicated is the date when each such person commenced serving as an executive officer of the Company.

                                                                             Date Became
      Name and Age                            Office                      Executive Officer
      ------------                            ------                      -----------------
Joseph L. von Rosenberg   Chief Executive Officer, President and Director     July 1997
 III (43)...............

Robert W. Stockton        Executive Vice President, Chief Financial           July 1997
 (51)...................   Officer and Secretary

John D. Held (39).......  General Counsel                                   January 2002

Bernard H. White (54)...  Corporate Vice President                           March 1998

Michael E. Wilson (51)..  Vice President--Marine Operations and President     July 1998
                           of Omega Shipyard, Inc.

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

   John D. Held has served as the Company's General Counsel since March 2000 and became an executive officer in January 2002. Mr. Held served as a consultant to the Company from December 1999 to February 2000. From March 1996 until October 1999, Mr. Held was Senior Vice President, General Counsel and Secretary of American Residential Services, Inc., a then publicly-traded residential and commercial heating, air conditioning, plumbing and electrical services company. Prior thereto, Mr. Held practiced law with a large law firm in Houston, Texas.

   Bernard H. White was named CorporateVice President in March 1998. From 1994 to March 1998, Mr. White worked as a Public Affairs and Investor Relations Consultant. Prior to that Mr. White served as Vice President--Corporate Affairs of Zapata.

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

Properties

   The Company owns the Reedville, Virginia, Moss Point, Mississippi and Abbeville, Louisiana plants and the real estate on which they are located (except for a small leased parcel comprising a portion of the Abbeville facility). The Company leases from unaffiliated third parties the real estate on which the Cameron, Louisiana and Morgan City, Louisiana plants are located. The Cameron plant lease provides for a 10 year term ending on June 30, 2002 (with two successive 10 year options) and annual rent of $56,000. The Morgan City plant lease provides for a 5 year term beginning on November 25, 1997 at an annual rent of $220,000. The Company has an option under the Morgan City lease to purchase the plant for $656,000 during the last month of the lease (November 2002) or earlier if all rent through the end of the term is paid. The Company's current intention is to elect to exercise this purchase option in November 2002.

   As of December 31, 2001, the Company's four active processing plants had an aggregate capacity to process approximately 950,000 tons of fish annually. The Company's processing plants are located in coastal areas near the Company's fishing fleet. Annual volume processed varies depending upon menhaden catch and demand. Each plant maintains a dedicated dock to unload fish, fish processing equipment and storage capacity. The Reedville, Virginia facility contains an oil refining plant. The Company periodically reviews possible application of new processing technologies in order to enhance productivity and reduce costs.

   The Company also leases from unaffiliated third parties warehouses and tank space for storage of its products, generally at terminals located along the Mississippi River and Tennessee River. The Company's material storage facilities are located at:

                 Location      Approximate Square Footage
                 --------      --------------------------
            Guntersville,
             Alabama..........           70,000

            St. Louis,
             Missouri.........           60,000

            East Dubuque,
             Illinois.........           65,000

   In February 2002, the Company purchased the above 60,000 square foot material storage facility located in St. Louis, Missouri.

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

Item 4. Submission of Matters to a Vote of Security Holders

   No matter was submitted to a vote of Omega's stockholders during the fourth quarter of Fiscal 2001.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

   Omega's Common Stock is listed on the New York Stock Exchange. The high and low sales prices for the Common Stock, as reported in the consolidated transactions reporting system, as well as the amounts per share of dividends declared during "Fiscal 2001" and "Fiscal 2000", for each quarterly period, are shown in the following table. Prior to the Company's initial public offering in April 1998, there was no public market for Omega's Common Stock.

                         Dec. 31, Sep. 30, Jun. 30, Mar. 31, Dec. 31, Sep. 30, Jun. 30, Mar. 31,
                           2001     2001     2001     2001     2000     2000     2000     2000
                         -------- -------- -------- -------- -------- -------- -------- --------
High sales price........  $3.55    $2.20    $2.45    $2.05    $2.56    $2.25    $3.25    $4.00
Low sales price.........   1.85     1.75     1.60     1.34     1.31     1.75     1.69     2.31
Dividends declared......     --       --       --       --       --       --       --       --

   The Company's Common Stock trades on the NYSE under the symbol "OME." On March 19, 2002, the closing price of the common stock, as reported by the NYSE, was $3.55 per share. As of March 19, 2002, there were approximately 36 holders of record of Common Stock. This number does not include any beneficial owners for whom shares may be held in a "nominee" or "street" name.

   The Company has not declared any dividends in Fiscal 2000 or Fiscal 2001. The Company intends to retain earnings, if any, to support its growth strategy and does not anticipate declaring or paying dividends on its Common Stock in the foreseeable future. Any future determination as to payment of dividends will be made at the discretion of the Board of Directors of the Company and will depend upon the Company's operating results, financial condition, capital requirements, general business conditions and such other factors that the Board of Directors deems relevant. In addition, the payment of cash dividends is not permitted by the terms of the Company's revolving credit agreement with Bank of America, N.A. (the "Credit Facility"). See "Item 7--Management's Discussion and Analysis of Financial Conditional and Results of Operations-- Liquidity and Capital Resources."

   In September 1998, the Company's Board of Directors authorized a program to repurchase up to 4,000,000 shares of its issued and outstanding common stock. Omega repurchased an aggregate of 413,100 shares under this program during Fiscal 1999 and none during Fiscal 2000. The repurchase program was terminated late in Fiscal 2000 because the current Credit Facility entered into on December 20, 2000 prohibits common stock repurchases.

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

                                                              Three Months
                                                                 Ended        Years Ended
                          Years Ended December 31,            December 31,   September 30,
                         ------------------------------       ------------ --------------------
                           2001     2000         1999             1998       1998        1997
                         -------- --------     --------       ------------ --------    --------
                                 (in thousands, except per share amounts)
INCOME STATEMENT DATA:
  Revenues.............. $ 98,752 $ 84,042     $ 93,636         $ 25,759   $133,555    $117,564(1)
  Operating income
   (loss)...............    5,661  (25,541)(7)  (23,273)(5-6)      6,272     38,118      18,205
  Net income (loss).....    3,885  (16,744)     (14,756)           4,252     24,207      10,425
  Per share income
   (loss) basic.........     0.16    (0.70)       (0.62)            0.18       1.11        0.53
  Per share income
   (loss) diluted.......     0.16    (0.70)       (0.62)            0.18       1.10        0.53
CASH FLOW DATA:
  Capital expenditures..    1,921    6,977       15,145            3,030     21,540       9,825
  Acquisitions of
   property and
   equipment............       --       --           --               --     28,116          --
BALANCE SHEET DATA:
  Working capital....... $ 54,216 $ 40,254     $ 63,724         $ 83,557   $ 80,498    $ 31,396
  Property and
   equipment, net.......   82,030   88,872       90,368           86,068     84,798(2)   40,889
  Total assets..........  165,227  160,484      176,148          189,853    193,421     100,440
  Current maturities of
   long-term debt.......    1,296    1,227        1,146              997      1,114       1,034
  Long-term debt........   15,510   14,827       16,069           11,205     11,408      11,294
  Stockholders' equity..  127,445  127,477      144,172          160,850    156,598(3)   64,354(4)

--------
(1) In September 1997, the Company closed the Venture Milling Disposition, a blending operation with annual revenues and operating income of $32.0 million and $174,000, respectively.
(2) In November 1997, the Company closed both the American Protein Acquisition and the Gulf Protein Acquisition.
(3) The Company's initial public offering closed in April 1998 which resulted in net proceeds to the Company of $68.0 million, of which $33.3 million was used to repay indebtedness. See Note 1 to Company's Consolidated Financial Statements.
(4) In Fiscal 1997, Zapata contributed to the Company $41.9 million of existing intercompany debt owed to Zapata by the Company.
(5) During the quarters ended September 30, 1999 and December 31, 1999, the Company recorded inventory write-downs of $14.5 million and $3.7 million, respectively, for market declines on the inventory values of the Company's fish meal and fish oil.
(6) Includes a pre-tax charge of $2.3 million during the quarter ended December 31, 1999, for the write-down of certain impaired Morgan City plant in-line processing assets.
(7) During the quarters ended September 30, 2000 and December 31, 2000, the Company recorded inventory write-downs of $13.7 million and $4.4 million, respectively, for market declines in the inventory values of the Company's fish meal and fish oil.

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

   The fish catch is processed into regular grade fish meal, specialty fish meals, fish oils and fish solubles at the Company's four operating plants located in Virginia, Mississippi and Louisiana. The Company owns 65 fishing vessels (42 of which were directly involved in the harvesting operations during Fiscal 2001) and owns 32 and leases 8 spotter aircraft (of which 34 were directly involved in the harvesting operations during fiscal 2001) that are used to harvest menhaden in coastal waters along the U.S. mid-Atlantic and Gulf of Mexico coasts. In 2000, the Company converted several of its fishing vessels to "carry vessels" which do not engage in active fishing but instead carry fish from the Company's offshore fishing vessels to its plants. Utilization of carry vessels increases the amount of time that certain of the Company's fishing vessels remain offshore fishing productive waters and therefore increases the Company's fish catch per vessel employed. The carry vessels have reduced crews and crew expenses and incur less maintenance cost than the actual fishing vessels. Additionally, the Company elected to cease its in-line processing operations at its Morgan City, Louisiana plant location prior to the Fiscal 2000 fishing season, and does not plan to reopen the plant for the 2002 fishing season. Certain damaged processing equipment at this facility has been removed and scrapped. The closure of this plant did not impact the Company's continuing ability to process all its Gulf Coast production, even though fishing efforts were not reduced, since the Company had excess production capacity at its remaining three Gulf Coast plants. Warehousing operations are being conducted at the Morgan City facility until market conditions improve or other opportunities develop for the property.

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

   Fiscal Year Change. On December 1, 1998 the Company's Board of Directors approved a change in the Company's fiscal year end from September 30 to December 31, effective beginning January 1, 1999. A three-month transition period from October 1, 1998 through December 31, 1998 (the "Transition Period") precedes the start of the 1999 Fiscal year. "Fiscal 1998" and "Fiscal 1997" refer to respective Fiscal years ended September 30. The Transition Period refers to the three-months ended December 31, 1998. "Fiscal 1999", "Fiscal 2000" and "Fiscal 2001" refer to the respective fiscal twelve-months ended December 31.

   Harvesting and Production. The following table summarizes the Company's harvesting and production for the indicated periods:

                                                                Three Months   Years Ended
                          Year Ended   Year Ended   Year Ended     Ended      September 30,
                         December 31, December 31, December 31, December 31, ---------------
                             2001         2000         1999         1998      1998    1997
                         ------------ ------------ ------------ ------------ ------- -------
Fish catch (tons) (1)...   627,623      620,655      724,974      123,079    602,096 507,358
Production (tons):
  Fish meal
    Regular grade.......    57,833       88,190       93,388        9,492     73,536  63,835
    Special Select......    74,905       49,297       68,996       12,631     63,163  46,409
    Sea-Lac.............    24,144       24,970       16,577        7,068     11,917  14,741
    Silver Herring......        --        1,060        1,218          353         --      --
  Oil
    Crude...............    91,127       58,809       95,175       15,789     68,245  61,905
    Refined.............     4,418        5,371        5,638        1,238      7,230   9,657
  Solubles..............    11,094        8,855       13,781        1,067     14,995  16,531
                           -------      -------      -------      -------    ------- -------
      Total Production..   263,521      236,552      294,773       47,638    239,086 213,078
                           =======      =======      =======      =======    ======= =======

--------
(1) Fish catch has been converted to tons using the National Marine Fisheries Service ("NMFS") fish catch conversion ratio of 670 pounds per 1,000 fish.

   The Company's harvesting season generally extends from May through December on the mid-Atlantic coast and from April through October on the Gulf coast. During the off season, the Company fills purchase orders from the inventory it has accumulated during the previous fishing season. Prices for the Company's products tend to be lower during the fishing season when product is more abundant than in the off season. Throughout the entire year, prices are significantly influenced by supply and demand in world markets for competing products, particularly soybean meal for its fish meal products and vegetable fats and oils for its fish oil products when used as an alternative to vegetable fats and oils.

   During Fiscal 1999 and continuing through Fiscal 2000, world grain and oilseed markets were burdened by excess supplies relative to demand which, in turn, resulted in prices for most major commodities being sharply lower than in previous years. Correspondingly, the Company's product prices were adversely impacted during these periods, resulting in decreased gross margins. During Fiscal 1999 and again during Fiscal 2000, the Company determined that the costs of its fish meal and fish oil product inventories were in excess of those products' realization value by approximately $18.2 million and $18.1 million, respectively. This realization was due mainly to the continuing depressed market values of world protein markets and particularly, animal and oilseed oil markets. The average prices received for the Company's fish meal and fish oil products were approximately 28.1% and 48.2% lower, respectively, during Fiscal 1999 as compared to Fiscal 1998. Price decreases continued during Fiscal 2000 and fish meal and fish oil were approximately 7.3% and 20.0%, respectively, lower than Fiscal 1999 average prices. Also impacting Fiscal 2000 and contributing to the write-down of inventories was the reduced crude fish oil production yields (approximately 38.0% lower yields compared to Fiscal 1999) experienced during the majority of the Fiscal 2000 fishing season in the Gulf of Mexico. These reduced yields were primarily a result of the reduced fat content in the fish which was a result of poor nutritional conditions caused by the extreme drought conditions suffered by the Gulf of Mexico region during late Fiscal 1999 and early Fiscal 2000.

   The depressed pricing conditions of Fiscal Years 1999 and 2000 continued into the early months of Fiscal 2001 before making modest reversals. These price increases continued throughout the remainder of the year and were the result of diminished global fish meal and fish oil inventories as opposed to a stronger world demand for other competing products. Management believes that it is possible that these price increases have reached a plateau and stabilized at this time. Future product price volatility will depend upon the perceived international availability of fish meal and fish oil inventories. Accordingly, gross profit margins may vary in the future.

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

   Historically, approximately 35% to 40% of Omega's regular grade fish meal was sold on a two-to-six-month forward contract basis. The balance of regular grade and other products was substantially sold on a spot basis through purchase orders. The Company has begun a similar forward sales program for its specialty grade meals and crude fish oil for Fiscal 2002 due to increasing demand for these products. The Company's annual revenues are highly dependent on both annual fish catch and inventories and, in addition, inventory is generally carried over from one fiscal year to another fiscal year. The Company determines the level of inventory to be carried over based on prevailing market prices of the products and anticipated customer usage and demand during the off season. Thus, production volume does not necessarily correlate with sales volume in the same fiscal year and sales volumes will fluctuate from quarter to quarter. The Company's fish meal products have a useable life of approximately one year from date of production. Practically, however, the Company typically attempts to empty its warehouses of the previous season's products by the second or third month of the new fishing season. The Company's crude fish oil products do not lose efficacy unless exposed to oxygen and therefore, their storage life typically is longer than that of fish meal.

   The following table sets forth the Company's revenues by product (in millions) and the approximate percentage of total revenues represented thereby, for the indicated periods:

                                           Year Ended December 31,
                              --------------------------------------------------
                                    2001             2000             1999
                              ---------------- ---------------- ----------------
                              Revenues Percent Revenues Percent Revenues Percent
                              -------- ------- -------- ------- -------- -------
Regular Grade................  $20.6     20.9%  $30.0     35.7%  $31.3     33.4%
Special Select...............   33.6     34.0    25.7     30.6    23.5     25.1
Sea-Lac......................   10.4     10.5     8.5     10.1     6.8      7.2
Crude Oil....................   28.4     28.7    12.1     14.4    25.9     27.7
Refined Oil..................    2.5      2.5     2.4      2.9     3.1      3.3
Fish Solubles................    2.5      2.5     2.3      2.7     2.2      2.4
Nets and Other...............    0.8      0.9     3.0      3.6     0.8      0.9
                               -----    -----   -----    -----   -----    -----
Total........................  $98.8    100.0%  $84.0    100.0%  $93.6    100.0%
                               =====    =====   =====    =====   =====    =====

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

   Under a program offered through National Marine Fisheries Services ("NMFS") pursuant to Title XI, the Company has secured loans through lenders with terms generally ranging between 12 and 20 years at interest rates between 6% and 8% per annum which are enhanced with a government guaranty to the lender for up to 80% of the financing. The Company's current Title XI borrowings are secured by liens on 17 fishing vessels and mortgages on the Company's Reedville, Virginia and Abbeville, Louisiana plants. In 1996, Title XI borrowing was modified to permit use of proceeds from borrowings obtained through this program for shoreside construction. The Company used the entire $20.6 million amount originally authorized under the program. Loans are now available under similar terms pursuant to the Title XI program without intervening lenders. The Company borrowed $1.9 million under this new program during Fiscal 2001.

   Omega had an unrestricted cash balance of $21.8 million at December 31, 2001, up $14.4 million from December 31, 2000. This increase was due primarily to operating profits as a result of increased selling prices for the Company's products, further enhanced by reduced harvesting costs. The Company's liquidity is greatly influenced by the selling prices received for its products. Should the Company experience decreased pricing in the future, as it did experience in Fiscal 1999 and Fiscal 2000, liquidity would decline and the Company would possibly have to utilize its working capital credit facility. The Company's long-term debt at December 31, 2001 and 2000 was $15.5 million and $14.8 million, respectively. Current maturities attributable to the Company's long-term debt were $1.3 million and $1.2 million at December 31, 2001 and 2000, respectively. The Company has not utilized its working capital credit facility during Fiscal 2001 and Fiscal 2000. The Company has no off-balance sheet arrangements other than normal operating leases and standby letters of credit.

   The following tables aggregate information about the Company's contractual cash obligations and other commercial commitments (in thousands) as of December 31, 2001:

                                                Payments Due by Period
                                        ---------------------------------------
                                                Less than 1 to 3 4 to 5 After 5
     Contractual Cash Obligations        Total   1 year   years  years   years
     ----------------------------       ------- --------- ------ ------ -------
Long Term Debt......................... $16,806  $1,296   $2,626 $2,962 $ 9,922
Operating Leases.......................   1,508     573      680    255      --
Minimum Pension Liability..............   6,051      --       --     --   6,051
                                        -------  ------   ------ ------ -------
Total Contractual Cash Obligations..... $24,365  $1,869   $3,306 $3,217 $15,973
                                        =======  ======   ====== ====== =======
                                          Amount of commitment expiration per
                                                        period
                                        ---------------------------------------
                                                Less than 1 to 3 4 to 5 After 5
     Other Commercial Commitments        Total   1 year   years  years   years
     ----------------------------       ------- --------- ------ ------ -------
Credit Facility (1).................... $20,000  $   --   $   -- $   -- $    --
Standby Letters of Credit..............   1,900   1,900       --     --      --
                                        -------  ------   ------ ------ -------
Total Commercial Commitments........... $21,900  $1,900   $   -- $   -- $    --
                                        =======  ======   ====== ====== =======

--------
(1) As of December 31, 2001, the Company had no outstanding borrowings outstanding under the $20.0 million Credit Facility.

   Investing activities used $1.5 million in Fiscal 2001 while using $6.9 million, and $15.1 million during Fiscal 2000, and Fiscal 1999, respectively. The Company's investing activities consisted mainly of capital expenditures for equipment purchases and replacements in Fiscal 2001, Fiscal 2000, and Fiscal 1999. The Company anticipates making approximately $7.0 million of capital expenditures in Fiscal 2002, a significant portion of which will be used to refurbish vessels and plant assets and to repair certain equipment.

   If the Company elects to re-establish normal production at its Morgan City plant operations for fish meal, fish oil and fish solubles, then various components of the in-line processing equipment will have to be upgraded or replaced. Such equipment would include the driers, cookers and presses. It is estimated that replacement of this equipment would cost $2.0 to $3.0 million.

   Net financing activities provided $752,000 during Fiscal 2001 compared with $1.2 million used in Fiscal 2000. The Fiscal 2000 use of cash in financing activities is due to $1.2 million in debt repayment. The $752,000 provided by net financing activities in Fiscal 2001 is due to net proceeds of Title XI borrowing of $2.0 million.

   On December 20, 2000, the Company entered into a $20.0 million revolving credit agreement with Bank of America, N.A. (the "Credit Facility"). Under the Credit Facility the Company may make borrowings in a principal amount not to exceed $20.0 million at any time. Borrowings under this facility may be used to finance ongoing working capital needs, to make acquisitions, and to issue standby or commercial letters of credit. Interest accrues on borrowings that will be outstanding under the Credit Facility at either (i) LIBOR plus 250 basis points or (ii) at the Company's option, the Bank's prime rate. The Credit Facility is collateralized by all of the Company's trade receivables, inventory and equipment. The Company and its subsidiaries are required to comply with certain financial covenants, including maintenance of a minimum tangible net worth and maintenance of minimum EBITDA. In addition, the Credit Facility does not allow for the payment of cash dividends or stock repurchases and also limits capital expenditures and investments. Through December 31, 2001, the Company had made no borrowings under the Credit Facility. The Credit Facility expires on December 20, 2003.

   On September 17, 1998, the Company's Board of Directors approved a stock repurchase program allowing the Company to repurchase up to 4,000,000 shares of its common stock. See "Item 5--Market for the Registrant's Common Equity and Related Stockholder Matters." The Company has repurchased 413,100 shares pursuant to such authorization. The repurchase program has been terminated because the Company's credit facility prohibits such purchases.

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

   In January 2002, the United States Supreme Court ruled that, in addition of the United States Coast Guard, the Occupational Safety and Health Administration has the authority to regulate working conditions aboard certain types of vessels which include the Company's fishing vessels. The eventual implementation of this ruling (which is expected to occur over a period of years) is expected to result in additional safety requirements and procedures for the Company's vessels. It is possible that the costs of these requirements and procedures could be material.

   The Company carries insurance for certain losses relating to its vessels and Jones Act liability for employees aboard its vessels (collectively, "Vessel Claims Insurance"). The typical Vessel Claims Insurance policy contains an annual aggregate deductible ("AAD") for which the Company remains responsible, while the insurance carrier is responsible for all applicable amounts which exceed the AAD. It is the Company's policy to accrue current amounts due and record amounts paid out on each claim. Once payments exceed the AAD, the Company records an insurance receivable for a given policy year.

   During Fiscal 2001, the Company's Vessel Claims Insurance carrier for the policy period October 1, 1998 through March 31, 2000 filed for bankruptcy protection. This bankruptcy filing caused the Company to provide an allowance for doubtful accounts for a significant portion of the amounts due to the Company from the insurance carrier.

   The impact of the September 11, 2001 terrorist attacks, as well as a general hardening of the world insurance markets, is likely to make the Company's insurance more costly as various lines of insurance come up for renewal in 2002. Depending on the magnitude of the increase in insurance premiums, the Company may elect to increase its deductibles and self-retentions in order to achieve lower insurance premium costs. These higher deductibles and self-retentions will expose the Company to greater risk of loss if claims occur.

   The Company believes that the existing cash, cash equivalents, short-term investments and funds available through its Credit Facility will be sufficient to meet its working capital and capital expenditure requirements through at least the end of Fiscal 2003.

Significant Accounting Policies

   The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein, including estimates about the effects of matters or future events that are inherently uncertain. The most significant of these involving difficult or complex judgments in any particular reporting period includes inventory lower-of-cost-or-market-analyses.

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

   As mentioned previously, the Company carries insurance for certain losses relating to its vessels and Jones Act liabilities for employees aboard its vessel. The Company provides reserves for those portions of the AAD for which the Company remains responsible by using an estimation process that considers Company specific and industry data as well as management's experience assumptions and consultant with outside counsel. Management's current estimated range of liabilities related to such cases is based on claims for which management can estimate the amount and range of loss. The Company has recorded the minimum estimated liability related to those claims, where there is a range of loss. As additional information becomes available, the Company will assess the potential liability related to its pending litigation and revise its estimates. Such revisions in estimates of the potential liability could materially impact the Company's results of operation and financial position.

Results of Operations

   The following table sets forth as a percentage of revenues, certain items of the Company's operations for each of the indicated periods.

                                                               Year Ended
                                                              December 31,
                                                            -------------------
                                                            2001   2000   1999
                                                            -----  -----  -----
      Revenues............................................. 100.0% 100.0% 100.0%
      Cost of sales........................................  85.8   99.7   93.3
      Inventory write-down.................................    --   21.6   19.4
                                                            -----  -----  -----
      Gross profit (loss)..................................  14.2  (21.3) (12.7)
      Selling, general and administrative..................   8.5    9.1    9.7
      Impairment of long-lived assets......................    --     --    2.4
                                                            -----  -----  -----
      Operating income (loss)..............................   5.7  (30.4) (24.8)
      Interest income (expense), net.......................  (0.5)  (0.3)   0.6
      Other (expense), net.................................  (0.2)  (0.4)  (0.4)
                                                            -----  -----  -----
      Income (loss) before income taxes....................   5.0  (31.1) (24.6)
      Benefit (provision) for income taxes.................  (1.2)  11.2    8.9
                                                            -----  -----  -----
      Net income (loss)....................................   3.8  (19.9) (15.7)
                                                            =====  =====  =====


 Fiscal 2001-2000

   Revenues. Fiscal 2001 revenues increased $14.7 million, or 17.5%, from $84.0 million in Fiscal 2000 to $98.7 million in Fiscal 2001. The increase in revenues was attributable to higher selling prices of the Company's fish meal and fish oil, along with a 43.8% increase in sales volumes of the Company's fish oil as compared to Fiscal 2000. Selling prices for the Company's fish meal and fish oil products increased by 17.5% and 37.7% respectively in Fiscal 2001 as compared to Fiscal 2000. The higher sales volumes of the Company's fish oil products were due primarily to a 48.5% increase in oil yields from the Fiscal 2001 fishing effort as compared to the previous fiscal year. The Company attributes the higher fish meal and fish oil selling prices to diminished global fish meal and fish oil inventories as opposed to a general strengthening in world markets for other competing products.

   Cost of sales. Cost of sales, including depreciation and amortization for Fiscal 2001, was $84.7 million, a $857,000 increase, or 1.0%, from $83.8 million (excluding the $18.1 million inventory write-down) in Fiscal 2000. Cost of sales as a percentage of revenues was 85.8% for Fiscal 2001 as compared to 99.7% in Fiscal 2000. The 13.9% decrease in cost of sales as a percentage of revenues was due primarily to a 17.5% and 37.7% increase in the selling price of the Company's fish meal and fish oil products, respectively, along with a 43.8% increase in sales volume of the Company's fish oil.

   Gross profit (loss). Gross profit increased $32.0 million, or 178.6%, from a gross loss of $17.9 million in Fiscal 2000 to a gross profit of $14.1 million in Fiscal 2001. As a percentage of revenues, the Company's gross profit margin increased 35.5% in Fiscal 2001 as compared to Fiscal 2000. The increase in gross profit was due primarily to a 17.5% and 37.7% increase in the selling price of the Company's fish meal and fish oil products, respectively, along with a 43.8% increase in sales volume of the Company's fish oil and the $18.1 million inventory write-down affecting Fiscal 2000.

   Selling, general, and administrative expenses. Selling, general, and administrative expenses increased $768,000, or 10.1%, from $7.6 million in Fiscal 2000 to $8.4 million in Fiscal 2001. This increase was primarily due to the recognition of $1.4 million of receivables due from an insurance company as uncollectible due to their bankruptcy filing, partially offset by a reduction in staffing and related employee costs.

   Operating income (loss). As a result of the factors discussed above, the Company's operating income increased $31.2 million from an operating loss of $25.5 million in Fiscal 2000 to an operating income of $5.7 million in Fiscal 2001. As a percentage of revenues, operating income increased 36.1% from a loss of 30.4% in Fiscal 2000 to income of 5.7% in Fiscal 2001.

   Interest expense, net. Interest expense, net increased by $192,000 from interest expense of $293,000 in Fiscal 2000 to $485,000 in Fiscal 2001. The increase in net interest expense was primarily due to a reduction of interest income as a result of lower returns on investments.

   Other expense, net. Other expense, net decreased by $178,000 from $329,000 in Fiscal 2000 to $151,000 in Fiscal 2001. The decrease in other expense, net was primarily due to the disposal of assets which were netted against other expenses.

   Provision (benefit) for income taxes. The Company recorded a $1.1 million provision for income taxes in Fiscal 2001. The provision for income taxes for Fiscal 2001 reflects a year to date deferred state tax benefit of approximately $750,000. During Fiscal 2001, the Company successfully completed several years of state income tax audits. Based on the results of the audit and the filing of the 2000 returns, the Company revised its estimates of state taxes. The Company has recorded deferred tax assets for state net operating loss carryforwards and believes that it is more probable than not that the estimated tax benefits of the state net operating losses will be realized. The effective tax rate of 34% for U.S. federal taxes remains unchanged between the periods.

 Fiscal 2000-1999

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

   Cost of sales. Cost of sales, including depreciation, amortization and inventory write-down for Fiscal 2000 totaled $101.9 million, a $3.7 million decrease from $105.6 million in Fiscal 1999. Continuing market declines on the inventory values of the Company's fish meal and fish oil resulted in a recorded inventory write-down of $18.1 million in Fiscal 2000. The increase in cost of sales as a percent of revenues was due to decreases in the Company's selling prices for fish meal and fish oil of 7.3% and 20.0%, respectively, during the twelve-month period ending Fiscal 2000 as compared to the previous twelve-month period ending Fiscal 1999. Per ton cost of sales were 1.3% higher in Fiscal 2000 as compared to Fiscal 1999, due mainly to a 38.0% lower fish oil yield in Fiscal 2000 creating higher cost inventories.

   Gross profit (loss). Gross loss increased in Fiscal 2000 $6.0 million or 50.2% from a gross loss of $11.9 million in Fiscal 1999 to a gross loss of $17.9 million in Fiscal 2000. As a percentage of revenues, the Company's gross profit margin decreased 8.6% in Fiscal 2000 as compared to Fiscal 1999. The decline in gross profit was the result of a 7.3% and 20.0% decline in selling prices for the Company's fish meal and fish oil and an $18.1 million inventory write-down charged against operations because of downward cyclical pricing pressures on the Company's fishing product inventories in Fiscal 2000, resulting in a negative gross profit margin.

   Selling, general and administrative expenses. Selling, general and administrative expenses decreased $1.5 million, or 15.9%, from $9.1 million in Fiscal 1999 to $7.6 million in Fiscal 2000. As a percentage of revenues, selling, general and administrative expenses were approximately 9.7% in Fiscal 1999 and 9.1% in Fiscal 2000. The decrease was due primarily to a reduction in staff and related employee costs.

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

   Other expense, net. Other expense, net decreased to $329,000 in Fiscal 2000 from $398,000 in Fiscal 1999. The decrease in other expense, net was due to a reduction in amortization expense.

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

Recently Issued Accounting Standards

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which, as amended, is effective for fiscal years beginning after June 15, 2000. SFAS No.133 establishes standards requiring all derivatives to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. The Company has adopted the provisions of the statement in Fiscal 2001. The Company's implementation of the provisions of SFAS No. 133 did not have a material impact on the Company's financial statements.

   In June 2001, the FASB approved SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets," SFAS No. 141 supercedes Accounting Principles Board ("APB") Opinion No. 16. "Business Combinations," to prohibit use of the pooling-of-interest (pooling) method of accounting for business combinations initiated after the issuance date of the final Statement. SFAS No. 142 supercedes APB Opinion No. 17, "Intangible Assets," by stating that goodwill will no longer be amortized, but will be tested for impairment in a manner different from the way other assets are tested for impairment. SFAS No. 142 also establishes a new method of testing goodwill for impairment. The provisions of SFAS No. 141, and SFAS No. 142 also effective for fiscal years beginning after December 15, 2001. The Company's implementation of the provisions of SFAS No. 141 and No. 142 will not have an impact on the Company's financial statements.

   At the end of June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," SFAS No. 143 requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an asset retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The provisions of SFAS No. 143 will be required to be adopted by the Company in fiscal 2003. The Company has not determined what impact, if any, this statement will have on the Company's financial statements.

   In October 2001 the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which established accounting and reporting standards for the impairment or disposal of long-lived assets and supercedes SFAS No. 121 and the accounting and reporting provisions of APB Opinion No. 30. This new standard requires that companies test certain long-lived assets for impairment and write down assets that are considered impaired. SFAS No. 144 differs from SFAS No. 121 by clarifying impairment testing and excluding goodwill. The effective date of the statement is for fiscal years beginning after December 14, 2001. The Company has not yet determined what impact, if any, this statement will have on the Company's financial statements.

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

Significant Factors That May Affect Forward-Looking Statements

   The Company wishes to caution investors that the following significant factors, and those factors described elsewhere in this Report, other filings by the Company with the SEC from time to time and press releases issued by the Company, could affect the Company's actual results which may differ materially from those expressed in any forward-looking statements made by or on behalf of the Company:

  1. The Company's ability to meet its raw material requirements through its annual menhaden harvest, which is subject to fluctuation due to natural conditions over which the Company has no control, such as varying fish population, adverse weather conditions and disease.

  2. The impact on the Company if its spotter aircraft are prohibited or restricted from operating in their normal manner during the Company's fishing season. For example, as a direct result of the September 11, 2001 terrorist attacks, the Secretary of Transportation issued a federal ground stop order that grounded certain aircraft (including the Company's fish-spotting aircraft) for approximately nine days. This loss of spotter aircraft coverage severely hampered the Company's ability to locate menhaden fish during this nine-day period and thereby reduced its amount of saleable product.

  3. The impact on the prices for the Company's products of worldwide supply and demand relationships over which the Company has no control and which tend to fluctuate to a significant extent over the course of a year and from year to year. The products that influence the supply and demand relationship are world supplies of fish meal made from other fish species, palm oil, soy meal and oil, and other edible oils.

  4. The impact of a violation by the Company of federal, state and local laws and regulations relating to menhaden fishing and the protection of the environment and the health and safety of its employees or of the adoption of new laws and regulations, or stricter interpretations of existing laws or regulations that materially adversely affect the Company's business.

  5. The impact on the Company if it cannot harvest menhaden in U.S. jurisdictional waters if the Company fails to comply with U.S. citizenship ownership requirements.

  6. Risks inherent in the Company's venture into the sale of refined, non-hydrogenated menhaden oil for consumption in the U.S., including the unproven market for this product.

  7. Fluctuations in the Company's quarterly operating results due to the seasonality of the Company's business and the Company's deferral of sales of inventory based on worldwide prices for competing products.

  8. The ability of the Company to retain and recruit key officers and qualified personnel, vessel captains and crewmembers.

  9. Risks associated with the strength of local currencies of the countries in which its products are sold, changes in social, political and economic conditions inherent in foreign operations and international trade, including changes in the law and policies that govern foreign investment and international trade in such countries, changes in U.S laws and regulations relating to foreign investment and trade, changes in tax or other laws, partial or total expatriation, currency exchange rate fluctuations and restrictions on currency repatriation, the disruption of labor, political disturbances, insurrection or war and the effect of requirements of partial local ownership of operations in certain countries

  10. Risks related to unanticipated material adverse outcomes in any pending litigation or any other unfavorable outcomes or settlements. There can be no assurance that the Company will prevail in any pending litigation and to the extent that the Company sustains losses growing out of any pending litigation which are not presently reserved or otherwise provided for or insured against, its business, results of operation and financial condition could be adversely affected.

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

Item 8. Financial Statements and Supplementary Data

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Omega Protein Corporation:

   In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and stockholders' equity present fairly, in all material respects, the financial position of Omega Protein Corporation and its subsidiaries (the "Company") at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

New Orleans, Louisiana
February 19, 2002

                           OMEGA PROTEIN CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                      December 31, December 31,
                                                          2001         2000
                                                      ------------ ------------
                                                           (in thousands)
                       ASSETS
Current assets:
  Cash and cash equivalents..........................   $ 21,813     $  7,403
  Receivables, net...................................      7,636        9,570
  Inventories........................................     37,670       37,032
  Deferred tax assets................................      2,062        3,410
  Prepaid expenses and other current assets..........      1,256          978
                                                        --------     --------
    Total current assets.............................     70,437       58,393
Other assets.........................................      7,107        9,786
Deferred tax assets, net.............................      5,653        3,433
Property and equipment, net..........................     82,030       88,872
                                                        --------     --------
    Total assets.....................................   $165,227     $160,484
                                                        ========     ========
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt...............   $  1,296     $  1,227
  Accounts payable...................................      1,518        2,312
  Accrued liabilities................................     13,407       14,600
                                                        --------     --------
    Total current liabilities........................     16,221       18,139
Long-term debt.......................................     15,510       14,827
Other long-term liabilities..........................      6,051           --
                                                        --------     --------
    Total liabilities................................     37,782       32,966
                                                        --------     --------
Minority interest in consolidated subsidiary.........         --           41
                                                        --------     --------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $0.01 par value; authorized
   10,000,000 shares; none
   issued............................................         --           --
  Common Stock, $0.01 par value; authorized
   80,000,000 shares; 24,362,415 and 24,330,277
   shares issued and outstanding, respectively ......        244          243
  Capital in excess of par value.....................    111,959      111,884
  Retained earnings..................................     21,270       17,385
  Accumulated other comprehensive loss...............     (3,993)          --
  Common stock in treasury, at cost--413,100 shares..     (2,035)      (2,035)
                                                        --------     --------
    Total stockholders' equity.......................    127,445      127,477
                                                        --------     --------
      Total liabilities and stockholders' equity.....   $165,227     $160,484
                                                        ========     ========

   The accompanying notes are an integral part of the consolidated financial statements.

                           OMEGA PROTEIN CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                           Year Ended December 31,
                                   ------------------------------------------
                                       2001          2000           1999
                                   ------------- -------------  -------------
                                   (in thousands, except per share amounts)
Revenues.......................... $     98,752  $      84,042  $      93,636
Cost of sales.....................       84,682         83,825         87,369
Inventory write-down..............           --         18,117         18,188
                                   ------------  -------------  -------------
Gross profit (loss)...............       14,070        (17,900)       (11,921)
Selling, general and
 administrative...................        8,409          7,641          9,085
Impairment of long-lived assets...           --             --          2,267
                                   ------------  -------------  -------------
Operating income (loss)...........        5,661        (25,541)       (23,273)
Interest (expense) income, net....         (485)          (293)           614
Other (expense), net..............         (151)          (329)          (398)
                                   ------------  -------------  -------------
Income (loss) before income
 taxes............................        5,025        (26,163)       (23,057)
Provision (benefit) for income
 taxes............................        1,140         (9,419)        (8,301)
                                   ------------  -------------  -------------
Net income (loss)................. $      3,885  $     (16,744) $     (14,756)
                                   ============  =============  =============
Earnings (loss) per share
 (basic).......................... $       0.16  $       (0.70) $       (0.62)
                                   ============  =============  =============
Average common shares
 outstanding......................       23,938         23,903         23,963
                                   ============  =============  =============
Earnings (loss) per share
 (diluted)........................ $       0.16  $       (0.70) $       (0.62)
                                   ============  =============  =============
Average common shares and common
 share equivalents outstanding....       24,094         23,903         23,963
                                   ============  =============  =============


   The accompanying notes are an integral part of the consolidated financial statements.

                           OMEGA PROTEIN CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Year Ended December 31,
                                                    ---------------------------
                                                     2001      2000      1999
                                                    -------  --------  --------
                                                         (in thousands)
Cash flow provided by (used in) operating
 activities:
  Net income (loss)...............................  $ 3,885  $(16,744) $(14,756)
  Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  (Gain) loss on disposal of assets, net..........     (146)       84        (6)
  Provisions for losses on receivables............    1,473        30        30
  Depreciation and amortization...................    9,714     9,211     8,995
  Impairment of long-lived assets.................       --        --     2,267
  Deferred income taxes...........................    1,185    (7,426)   (2,277)
  Changes in assets and liabilities:
    Receivables...................................    1,816     6,391    (7,119)
    Inventories, net of write-downs...............     (638)    9,080    (2,761)
    Accounts payable and accrued liabilities......   (1,987)    3,114       273
    Amounts due to parent.........................       --        (5)      (36)
    Other, net....................................     (158)   (3,922)   (1,604)
                                                    -------  --------  --------
      Total adjustments...........................   11,259    16,557    (2,238)
                                                    -------  --------  --------
      Net cash provided by (used in)
       operating activities.......................   15,144      (187)  (16,994)
                                                    -------  --------  --------
Cash flow provided by (used in) investing
 activities:
  Proceeds from sale of assets, net...............      435        55         6
  Capital expenditures............................   (1,921)   (6,977)  (15,145)
                                                    -------  --------  --------
      Net cash used in investing activities.......   (1,486)   (6,922)  (15,139)
                                                    -------  --------  --------
Cash flow provided by (used in) financing
 activities:
  Purchase of treasury stock......................       --        --    (2,035)
  Proceeds from borrowings........................    1,989        --     6,070
  Principal payments on borrowings................   (1,237)   (1,161)   (1,057)
                                                    -------  --------  --------
      Net cash provided by (used in) financing
       activities.................................      752    (1,161)    2,978
                                                    -------  --------  --------
Net increase (decrease) in cash and cash
 equivalents......................................   14,410    (8,270)  (29,155)
Cash and cash equivalents at beginning of period..    7,403    15,673    44,828
                                                    -------  --------  --------
Cash and cash equivalents at end of period........  $21,813  $  7,403  $ 15,673
                                                    =======  ========  ========

   The accompanying notes are an integral part of the consolidated financial statements.

                           OMEGA PROTEIN CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                       Capital             Accumulated
                         Common Stock   Excess                Other     Treasury      Total
                         -------------  of Par  Retained  Comprehensive  Stock    Stockholders'
                         Shares Amount  Value   Earnings      Loss       Amount      Equity
                         ------ ------ -------- --------  ------------- --------  -------------
                                                    (in thousands)
Balance at December 31,
 1998................... 24,276  $243  $111,722 $48,885      $    --    $    --     $160,850
  Issuance of common
   stock................     26    --       113      --                      --          113
  Purchase of treasury
   stock................     --    --        --      --                  (2,035)      (2,035)
  Net loss..............     --    --        -- (14,756)          --         --      (14,756)
                         ------  ----  -------- -------      -------    -------     --------
Balance at December 31,
 1999................... 24,302   243   111,835  34,129           --     (2,035)     144,172
  Issuance of common
   stock................     28    --        49      --                      --           49
  Net loss..............     --    --        -- (16,744)          --         --      (16,744)
                         ------  ----  -------- -------      -------    -------     --------
Balance at December 31,
 2000................... 24,330   243   111,884  17,385           --     (2,035)     127,477
  Issuance of common
   stock................     32     1        75      --                      --           76
Comprehensive loss:
  Net income............     --    --        --   3,885           --         --        3,885
  Minimum pension
   liability net
   of tax benefit of
   $2,058...............     --    --        --      --       (3,993)        --       (3,993)
                         ------  ----  -------- -------      -------    -------     --------
Total comprehensive
 loss...................     --    --        --   3,885       (3,993)        --         (108)
                         ------  ----  -------- -------      -------    -------     --------
                         ------
Balance at December 31,
 2001................... 24,362  $244  $111,959 $21,270      $(3,993)   $(2,035)    $127,445
                         ======  ====  ======== =======      =======    =======     ========


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

   On April 5, 2000, the Company acquired for a nominal amount an additional 1.0% equity interest in a partially owned subsidiary previously accounted for under the equity method. As a result of the transaction, the Company owned 51.0% of the investment and began consolidating its operations. On November 1, 2001, the Company sold all of its interest in this subsidiary. As a result of the sale, the Company is totally divested of the investment.

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

 Advertising Costs

   The costs of advertising are expensed as incurred in accordance with Statement of Position 93-7 "Reporting on Advertising Costs."

 Accounting for the Impairment of Long-Lived Assets

   The Company accounts for impairment of long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" which was issued in March 1995. SFAS No. 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible operational impairment. In accordance with SFAS No. 121, the Company uses an estimate of the future undiscounted net cash flows of the related asset or asset grouping over the remaining life in measuring whether its operating assets are recoverable. During Fiscal 1999, the Company wrote down approximately $2.3 million of impaired long-lived assets. The $2.3 million impairment of certain of the Company's Morgan City in-line processing equipment was recorded to reduce the value of the assets to their estimated salvage value. The Company has closed the in-line processing facilities at the plant and management has concluded that the affected damaged equipment will not be repaired but instead will be permanently removed from service.

 Income Taxes

   The Company utilizes the liability method to account for income taxes. This method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of existing temporary differences between the financial reporting and tax reporting basis of assets and liabilities, and operating loss and tax credits carryforwards for tax purposes.

                           OMEGA PROTEIN CORPORATION

 Property, Equipment and Depreciation

   Property and equipment additions are recorded at cost. Depreciation of property and equipment is computed by the straight-line method at rates expected to amortize the cost of property and equipment, net of salvage value, over their estimated useful lives. Estimated useful lives of assets acquired new, determined as of the date of acquisition are as follows:

                                             Useful Lives
                                               (years)
                                             ------------
            Fishing vessels and fish
             processing plants..............    15-20
            Furniture and fixtures and
             other..........................     3-10

   Replacements and major improvements are capitalized; maintenance and repairs are charged to expense as incurred. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from the accounts. Any resulting gains or losses are included in the statement of operations.

 Pension Plans

   Annual costs of pension plans are determined actuarially based on SFAS No. 87, "Employers' Accounting for Pensions." The Company's policy is to fund U.S. pension plans at amounts not less than the minimum requirements of the Employee Retirement Income Security Act of 1974 and generally for obligations under its foreign plans to deposit funds with trustees under insurance policies. In Fiscal 1999, the Company adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132 revised and standardized the disclosure requirements for pensions and other postretirement benefit plans to the extent practicable. It did not change the measurement or recognition of these plans.

 Comprehensive Income

   SFAS No. 130, "Reporting Comprehensive Income," establishes a standard for reporting and displaying comprehensive income and its components within the financial statements. Comprehensive income includes charges and credits to equity that are not the result of transactions with shareholders. Comprehensive income is composed of two subsets--net income and other comprehensive income. Included in other comprehensive income for the Company are minimum pension liability adjustments. These adjustments are accumulated within the Statement of Stockholders' Equity under the caption Accumulated Other Comprehensive Loss. As of December 31, 2001, accumulated other comprehensive income, net of taxes, as reflected in the Consolidated Statement of Stockholders' Equity, was $3,993,000.

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

   At December 31, 2001 and 2000, the Company had cash deposits concentrated primarily in one major bank. In addition, the Company had Certificates of Deposit and commercial quality grade A2P2 rated or better with companies and financial institutions. As a result of the foregoing, the Company believes that credit risk in such investments is minimal.

                           OMEGA PROTEIN CORPORATION

 Earnings per Share

   Basic earnings per share was computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share was computed by dividing net income by the sum of the weighted average number of common shares outstanding and the effect of any dilutive stock options.

 Recently Issued Accounting Standards

   Effective January 1, 2001, the Company implemented SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, SFAS No. 133 establishes standards requiring all derivatives to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. The Company's implementation of the provisions of SFAS No. 133 did not have an impact on the Company's existing operations.

   The Company adopted the provisions of Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," on January 1, 2001. The implementation of the provisions of SAB No. 101 did not have an impact on the Company's financial position or results of operations.

   In June 2001, the Financial Accounting Standards Board ("FASB") approved SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 supercedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations," to prohibit use of the pooling-of-interest (pooling) method of accounting for business combinations initiated after the issuance date of the final Statement. SFAS No. 142 supercedes APB Opinion No. 17, "Intangible Assets," by stating that goodwill will no longer be amortized, but will be tested for impairment in a manner different from the way other assets are tested for impairment. SFAS No. 142 also establishes a new method of testing goodwill for impairment. The provisions of SFAS No. 141 and SFAS No. 142 are effective for fiscal years beginning after December 15, 2001. The Company's implementation of the provisions of SFAS No. 141 and No. 142 will not have an impact on the Company's existing operations.

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

   In October 2001 the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which established accounting and reporting standards for the impairment or disposal of long-lived assets and supercedes SFAS No. 121 and the accounting and reporting provision of APB Opinion No. 30. This new standard requires that companies test certain long-lived assets for impairment and write down assets that are considered impaired. SFAS No. 144 differs from SFAS No. 121 by clarifying impairment testing and excluding goodwill. The effective date of the statement is for fiscal years beginning after December 15, 2001. The Company has not yet determined the effect of adopting this statement on its financial statements.

 Use of Estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported

                           OMEGA PROTEIN CORPORATION
amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Reclassification

   During Fiscal 2001, certain reclassifications of prior year information have been made to conform to the current year presentation. These reclassifications had no effect on net income (loss) or stockholders' equity reported for prior periods.

NOTE 2. ACCOUNTS RECEIVABLE

   Accounts receivable as of December 31, 2001 and 2000 are summarized as follows:

                                                                  2001    2000
                                                                 ------  ------
                                                                      (in
                                                                  thousands)
      Trade..................................................... $6,265  $6,714
      Insurance.................................................    290     740
      Employee..................................................     37      43
      Income tax................................................    973   2,019
      Other.....................................................    331     272
                                                                 ------  ------
                                                                  7,896   9,788
      Less allowance for doubtful accounts......................   (260)   (218)
                                                                 ------  ------
                                                                 $7,636  $9,570
                                                                 ======  ======

NOTE 3. INVENTORY

   Inventory as of December 31, 2001 and 2000 is summarized as follows:

                                                                 2001    2000
                                                                ------- -------
                                                                (in thousands)
      Fish meal................................................ $19,221 $19,474
      Fish oil.................................................   9,128   7,590
      Fish solubles............................................     789     938
      Off-season cost..........................................   4,127   3,982
      Other materials & supplies...............................   4,405   5,048
                                                                ------- -------
      Total inventory.......................................... $37,670 $37,032
                                                                ======= =======

   During Fiscal 2000 and 1999, the Company provided $18.1 million and $18.2 million, respectively, in write-downs of the value of its fish meal and fish oil product inventories produced during each of those fishing seasons. The inventory write-downs were made necessary due to market prices the Company either had received or expected to receive for its products had declined to a level below the Company's cost basis in those products. The resultant net basis of $28.0 million for the fish meal, oil and soluble products approximated current market value, less estimated selling costs, at December 31, 2000.

                           OMEGA PROTEIN CORPORATION

NOTE 4. OTHER ASSETS

   Other assets as of December 31, 2001 and 2000 are summarized as follows:

                                                                  2001   2000
                                                                 ------ ------
                                                                      (in
                                                                  thousands)
      Fish nets................................................. $  835 $1,134
      Prepaid pension cost......................................  3,123  3,425
      Insurance receivable, net of allowance for doubtful
       accounts.................................................  1,590  4,196
      Title XI loan origination fee.............................    357    396
      Note receivable...........................................    471    369
      Deposits..................................................    731    140
      Miscellaneous.............................................     --    126
                                                                 ------ ------
                                                                 $7,107 $9,786
                                                                 ====== ======

   Amortization expense for fishing nets amounted to $732,000, $720,000 and $874,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

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

   For the period from October 1, 1998 to March 31, 2000, the Company placed its Vessel Claims Insurance coverage with HIH Casualty and General Insurance, Ltd., an insurance company that is part of HIH Insurance Limited ("HIH"), the second largest insurance company in Australia. In April 2001, HIH petitioned a court in Australia to place it in provisional liquidation. The Company estimates, based on previous payments made by the Company and its existing reserves for open claims for the period covered by HIH, that HIH owes approximately $2.2 million either to the Company or on the Company's behalf. This amount could be adjusted upward or downward as additional claims and their corresponding reserves become finalized.

   The Company has put the trustees in the Australian liquidation proceedings on notice of its claims under its insurance policy. However, based on the early nature of the proceedings, the Company believes that the ultimate outcome of the recovery against HIH cannot be assured at this time and that it is probable that a portion of these receivables will not be collectible. Accordingly, at December 31, 2001, the allowance for doubtful accounts applicable to the HIH receivable was $1.4 million.

   On December 27, 2001 the Company entered into a contract to set forth the terms and conditions of a purchase of a 60,000 square foot material storage facility in St. Louis, Missouri. As part of the agreement, the Company placed $600,000 as deposit pending the executed Deed of Trust. The Deed of Trust was executed and delivered in February 2002.

                           OMEGA PROTEIN CORPORATION

NOTE 5. PROPERTY AND EQUIPMENT

   Property and equipment as of December 31, 2001 and 2000 are summarized as follows:

                                                               2001      2000
                                                             --------  --------
                                                              (in thousands)
      Land.................................................. $  5,390  $  5,390
      Plant assets..........................................   69,674    69,772
      Fishing vessels.......................................   73,183    72,933
      Furniture and fixtures................................    1,837     1,837
      Other.................................................    1,227        --
                                                             --------  --------
                                                              151,311   149,932
      Less accumulated depreciation and impairment..........  (69,281)  (61,060)
                                                             --------  --------
                                                             $ 82,030  $ 88,872
                                                             ========  ========

   Depreciation expense for the years ended December 31, 2001, and 2000 and 1999 was $8.5 million, $8.4 million, and $7.9 million respectively. During Fiscal 1999 the Company wrote-down approximately $2.3 million of impaired in-line processing assets in accordance with SFAS No. 121.

NOTE 6. NOTES PAYABLE AND LONG-TERM DEBT

   At December 31, 2001 and 2000, the Company's long-term debt consisted of the following:

                                                                2001    2000
                                                               ------- -------
                                                               (in thousands)
U.S. government guaranteed obligations (Title XI loan)
 collateralized by a first lien on
 certain vessels and certain plant assets:
  Amounts due in installments through 2014, interest from
   6.63% to 7.60%............................................. $15,627 $14,678
  Amounts due in installments through 2014, interest at
   Eurodollar rates plus 4.5%;
   7.55% and 7.17% at December 31, 2001 and 2000,
   respectively...............................................   1,013   1,092
Other debt at 7.9% and 8.0% at December 31, 2001 and 2000,
 respectively.................................................     166     284
                                                               ------- -------
Total debt....................................................  16,806  16,054
    Less current maturities...................................   1,296   1,227
                                                               ------- -------
Long-term debt................................................ $15,510 $14,827
                                                               ======= =======

   At December 31, 2001 and 2000, the estimated fair value of debt obligations approximated book value.

   On December 22, 1999, the Company closed on its Fiscal 1999 Title XI application and received $5.6 million of Title XI borrowings for qualified projects. Originally the Company was authorized to receive up to $20.6 million in loans under the Title XI program, and has used the entire amount authorized under such program. The Title XI loans are secured by liens on certain of the Company's fishing vessels and mortgages on the Company's Reedville, Virginia and Abbeville, Louisiana plants. Loans are now available under similar terms pursuant to the Title XI program without intervening lenders. On November 6, 2001, the Company closed on its application for an additional loan of $1.9 million under the new program for qualified projects.

   On December 20, 2000 the Company entered into a three year $20.0 million revolving credit agreement with Bank of America, N.A. (the "Credit Facility"). Borrowings under this facility may be used for working capital and capital expenditures. The Credit Facility bears interest at a rate equal to (i) LIBOR plus 250 basis points or (ii) at the Company's option, the Bank's prime rate. The Credit Facility requires a per annum

                           OMEGA PROTEIN CORPORATION
commitment fee of one-half of a percent (0.5%) on the daily average unused portion of the commitment of the Lender. The Credit Facility is collateralized by all of the Company's trade receivables, inventory and equipment. The Company and its subsidiaries are required to comply with certain financial covenants, including maintenance of a minimum tangible net worth and minimum EBITDA. In addition, the Credit Facility does not allow for the payment of cash dividends or stock repurchases and also limits capital expenditures and investments. The Company is in compliance with the Credit Facility covenants at December 31, 2001. As of December 31, 2001, the Company had no borrowings outstanding under the Credit Facility. The Credit Facility expires on December 20, 2003.

   At December 31, 2001 and 2000, the Company had outstanding letters of credit totaling approximately $1.9 million and $400,000, respectively, issued primarily in support of workers' compensation insurance programs.

 Annual Maturities

   The annual maturities of long-term debt for the five years ending December 31, 2006 are as follows (in thousands):

       2002        2003           2004           2005           2006          Thereafter
       ----       ------         ------         ------         ------         ----------
      $1,296      $1,271         $1,355         $1,436         $1,526           $9,922

NOTE 7. CASH FLOW AND EARNINGS PER SHARE INFORMATION

   All highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.

   Net cash provided by operating activities reflects cash payments of interest and income taxes.

                                          Year Ended   Year Ended   Year Ended
                                         December 31, December 31, December 31,
                                             2001         2000         1999
                                         ------------ ------------ ------------
                                                     (in thousands)
Cash paid during the fiscal year for:
  Interest..............................    $1,097       $1,207        $614
  Income Tax............................    $   14       $    2        $705

   In Fiscal 2001, Fiscal 2000 and Fiscal 1999, 32,000, 28,000 and 26,000
shares, respectively, of the Company's common stock were issued to Directors as fees in a non cash transaction as payment in lieu of Board retainer and per diem fees.

   For the fiscal year ended December 31, 2000 and 1999 there were no effects of dilutive stock options. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (in thousands except share and per share data) for the year ended December 31, 2001.

                                               For the Year Ended December 31,
                                                             2001
                                               --------------------------------
                                                 Income       Shares
                                               (Numerator) (Denominator) Amount
                                               ----------- ------------- ------
Net Income....................................   $3,885           --
                                                 ------       ------
Basic EPS
  Income available to common stockholders.....    3,885       23,938     $0.16
                                                                         =====
Effect of Dilutive Stock option grants........       --          156
                                                 ------       ------
Diluted EPS
  Income available to common stockholders plus
   assumed conversions........................   $3,885       24,094     $0.16
                                                 ======       ======     =====

                           OMEGA PROTEIN CORPORATION

   The Company had approximately 3.1 million options outstanding at December 31, 2001 that were not included in the dilutive earnings per share calculation because they would be antidilutive.

NOTE 8. INCOME TAXES

   The Company's provision (benefit) for income taxes consisted of the following:

                                          For the Years Ended December 31,
                                         ------------------------------------
                                            2001        2000         1999
                                         ----------  -----------  -----------
                                                   (in thousands)
      Current:
        State........................... $      (45) $      (785) $      (724)
        U.S.............................         --       (1,208)      (5,300)
      Deferred:
        State...........................       (750)          --          100
        U.S.............................      1,935       (7,426)      (2,377)
                                         ----------  -----------  -----------
      Provision (benefit) for income
       taxes............................ $    1,140  $    (9,419) $    (8,301)
                                         ==========  ===========  ===========

   As of December 31, 2001, for federal income tax purposes, the Company has $32,737,000 in net operating losses expiring in 2006-2022, and approximately $1,120,000 in alternative minimum tax credit carryforward.

   The following table reconciles the income tax provisions computed using the U.S. statutory rate of 34.0% to the provisions reflected in the financial statements.

                                          For the Years Ended December 31,
                                         ------------------------------------
                                            2001        2000         1999
                                         ----------  -----------  -----------
                                                   (in thousands)
      Taxes at statutory rate........... $    1,709  $    (8,895) $    (7,891)
      Foreign sales exempt income.......       (216)          --           --
      State taxes, net of federal
       benefit..........................       (525)        (518)        (406)
      Other.............................        172           (6)          (4)
                                         ----------  -----------  -----------
      Provision (benefit) for income
       taxes............................ $    1,140  $    (9,419) $    (8,301)
                                         ==========  ===========  ===========

                           OMEGA PROTEIN CORPORATION

   Temporary differences and tax credit carryforwards that gave rise to significant portions of deferred tax assets and liabilities as of December 31, 2001 and 2000 are as follows:

                                                                  2001    2000
                                                                 ------  ------
                                                                      (in
                                                                  thousands)
      Deferred tax assets:
        Assets and accruals not yet deductible.................. $2,062  $3,410
        Alternative minimum tax credit carryforwards............  1,198   1,226
        Equity in loss of unconsolidated affiliates.............    306     306
        Net operating loss carryforward......................... 11,131  11,045
        Minimum pension liability...............................  2,058      --
        State income tax, net...................................    500      --
        Other...................................................    123      50
                                                                 ------  ------
          Total deferred tax assets............................. 17,378  16,037
                                                                 ------  ------
      Deferred tax liabilities:
        Property and equipment.................................. (8,570) (7,745)
        Pension and other retirement benefits................... (1,093) (1,199)
        State income tax........................................     --    (250)
                                                                 ------  ------
          Total deferred tax liabilities........................ (9,663) (9,194)
                                                                 ------  ------
          Net deferred tax asset................................ $7,715  $6,843
                                                                 ======  ======

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

NOTE 9. ACCRUED LIABILITIES

   Accrued liabilities as of December 31, 2001 and 2000 are summarized as follows:

                                                                 2001    2000
                                                                ------- -------
                                                                (in thousands)
      Salaries and benefits.................................... $ 4,985 $ 4,695
      Insurance................................................   6,863   7,793
      Taxes, other than income tax.............................      93      79
      Trade creditors..........................................   1,375   1,908
      Other....................................................      91     125
                                                                ------- -------
        Total accrued liabilities.............................. $13,407 $14,600
                                                                ======= =======

NOTE 10. EMPLOYEE 401(k) PLAN

   All qualified employees of the Company are covered under the Omega Protein 401(k) Savings and Retirement Plan (the "Plan"). Prior to Fiscal 2001, the Company contributed matching contributions to the Plan based on employee contributions and compensation. Contributions to the plan totaled approximately $816,000 in Fiscal 2000 and $1,004,000 in Fiscal 1999. The Company suspended its matching contributions to the Plan for Fiscal 2001 but intends to reactivate its matching contributions to the Plan for the Fiscal 2002 Plan year.

                           OMEGA PROTEIN CORPORATION

NOTE 11. PENSION AND STOCK OPTION PLANS

 Pension Plan

   The Company has a pension plan covering substantially all employees. Plan benefits are generally based on an employee's years of service and compensation level. The plan has adopted an excess benefit formula integrated with covered compensation. Participants are 100% vested in the accrued benefit after five years of service.

   Components of net periodic benefit cost:

                                                    Year Ended December 31,
                                                    -------------------------
                                                     2001     2000     1999
                                                    -------  -------  -------
                                                        (in thousands)
      Service cost................................. $   887  $   646  $   664
      Interest cost................................   1,618    1,668    1,396
      Expected return on plan assets...............  (1,980)  (2,206)  (2,036)
      Amortization of transition asset and other
       deferrals...................................    (223)    (343)    (324)
                                                    -------  -------  -------
        Net periodic pension cost (benefit)........ $   302  $  (235) $  (300)
                                                    =======  =======  =======

   The Company's funding policy is to make contributions as required by applicable regulations. The plan's funded status and amounts recognized in the Company's balance sheet at December 31, 2001 and 2000, are presented below:

                                                      December 31, December 31,
                                                          2001         2000
                                                      ------------ ------------
                                                           (in thousands)
Change in Benefit Obligation
Benefit Obligation at beginning of year.............    $22,294      $22,378
Service Cost........................................        887          646
Interest Cost.......................................      1,618        1,668
Actuarial (Gain)/Loss...............................      2,947         (949)
Benefits Paid.......................................     (1,646)      (1,449)
                                                        -------      -------
Benefit Obligation at end of year...................    $26,100      $22,294
                                                        -------      -------
Change in Plan Assets
Plan Assets at Fair Value at beginning of year......    $22,722      $24,651
Actual Return on Plan Assets........................     (1,723)        (480)
Benefits Paid.......................................     (1,646)      (1,449)
                                                        -------      -------
Plan Assets at Fair Value at end of year............    $19,353      $22,722
                                                        -------      -------
Reconciliation of Prepaid (Accrued) and Total Amount
 Recognized
Funded Status of Plan...............................    $(6,747)     $   428
Unrecognized Prior Service Cost.....................         --            2
Unrecognized Net Transition (Asset).................       (262)        (607)
Unrecognized Net Loss...............................     10,131        3,602
                                                        -------      -------
Prepaid Pension Cost................................    $ 3,122      $ 3,425
                                                        =======      =======
Amounts recognized in the statement of financial
 position Consists of
Prepaid Benefit Cost................................    $    --      $ 3,425
Accrued Benefit Liability...........................     (2,929)          --
Accumulated Other Comprehensive Loss................      6,051           --
                                                        -------      -------
Net Amount Recognized...............................    $ 3,122      $ 3,425
                                                        =======      =======
Weighted Average Assumptions at end of year
Discount Rate.......................................       7.25%        7.50%
Long-Term Rate of Return............................       9.00%        9.00%
Salary Scale up to age 50...........................        N/A         5.00%
Salary Scale over age 50............................        N/A         4.50%

                           OMEGA PROTEIN CORPORATION

   The unrecognized transition asset at October 1, 1987, was $5.2 million, which is being amortized over 15 years. For Fiscal 2001 and Fiscal 2000, the actuarial present value of the projected benefit obligation was based on a 4.75%--2000, 4.5%--2001 weighted-average annual increase in salary levels and a 7.25%--2001, 7.5%--2000 discount rate. Pension plan assets are invested in cash, common and preferred stocks, short-term investments and insurance contracts. The projected long-term rate of return on plan assets was 9.0% in both Fiscal 2001 and Fiscal 2000. The unrecognized net loss of $3.1 million at December 31, 2001 is expected to be reduced by future returns on plan assets and through decreases in future net pension credits.

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

   Had the compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS No. 123, the Company's net income and net income per common share for the periods presented would approximate the pro forma amounts below (in thousands, except per share data):

                           Year Ended
                          December 31,      Year Ended          Year Ended
                              2001       December 31, 2000   December 31, 1999
                         --------------- ------------------  ------------------
                            As     Pro      As       Pro        As       Pro
                         Reported Forma  Reported   Forma    Reported   Forma
                         -------- ------ --------  --------  --------  --------
SFAS No. 123 charge.....  $   --  $1,961 $     --  $  6,971  $     --  $  5,951
Net income (loss).......  $3,885  $1,924 $(16,744) $(23,715) $(14,756) $(20,707)
Net income (loss) per
 common share (basic)...  $ 0.16  $ 0.08 $  (0.70) $  (0.99) $  (0.62) $  (0.86)

   The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to 1995, and the Company anticipates making awards in the future under its stock-based compensation plans.

                           OMEGA PROTEIN CORPORATION

   Under the 2000 Incentive Plan, the Company is authorized to issue shares of Common Stock pursuant to "Awards" granted in various forms, including incentive stock options (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended), non-qualified stock options, and other similar stock-based Awards.

   The Company granted stock options in Fiscal 1999, Fiscal 2000 and Fiscal 2001 under the Plan and its predecessor plans in the form of non-qualified stock options.

   In accordance with APB Opinion 25, the Company has not recognized any compensation cost for these stock options granted in Fiscal 2001, Fiscal 2000 or in Fiscal 1999.

   A summary of the status of the Company's stock options granted to employees and directors as of December 31, 2001, 2000 and 1999, and the changes during the years are presented below. Prior to January 1998, there was no Company stock option plan for the Company's employees or directors.

                                                   Number of
                                                     Shares     Weighted Average
                                                 (in thousands)  Exercise Price
                                                 -------------- ----------------
      Outstanding at December 31, 1998..........     2,446           $12.90
      Granted...................................     1,043             6.83
      Exercised.................................        --               --
      Forfeited.................................      (219)           12.72
      Expired...................................        --               --
                                                     -----
      Outstanding at December 31, 1999..........     3,270            10.96
      Granted...................................     2,696             2.40
      Exercised.................................        --               --
      Forfeited.................................      (781)           10.18
      Expired...................................        --               --
                                                     -----
      Outstanding at December 31, 2000..........     5,185             6.64
      Granted...................................       331             1.76
      Exercised.................................        --               --
      Forfeited.................................      (316)            3.53
      Expired...................................        --               --
                                                     -----
      Outstanding at December 31, 2001..........     5,200             6.51
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

   The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                         Fiscal  Fiscal  Fiscal
                         Assumptions                      2001    2000    1999
                         -----------                     ------  ------  ------
      Expected Term (years).............................  5.00    5.00    5.00
      Expected Volatility............................... 43.45%  45.96%  34.32%
      Expected Dividend Yield...........................  0.00%   0.00%   0.00%
      Risk-Free Interest Rate...........................  4.91%   6.34%   5.24%

                           OMEGA PROTEIN CORPORATION

   The following table summarizes information about the 2000 Incentive Plan stock options outstanding at December 31, 2001.

                             Options Outstanding       Options Exercisable
                        ------------------------------ --------------------
                                             Weighted
                                    Weighted  Average              Weighted
                                    Average  Remaining             Average
      Range of            Number    Exercise  Contr.     Number    Exercise
      Exercise Prices   Outstanding  Price     Life    Exercisable  Price
      ---------------   ----------- -------- --------- ----------- --------
      $1.65 to $3.50     2,985,450   $ 2.37     9.4       968,833   $ 2.53
      $8.25                405,000   $ 8.25     8.1       270,000   $ 8.25
      $12.38 to $12.75   1,710,600   $12.73     7.1     1,710,600   $12.73
      $16.06 to $17.25      98,400   $16.91     7.3        98,400   $16.91

NOTE 12. CERTAIN TRANSACTIONS AND ARRANGEMENTS BETWEEN THE COMPANY AND ZAPATA

   The Company provides to Zapata payroll and certain administrative services billed at their approximate cost. During Fiscal 2001, Fiscal 2000, and Fiscal 1999, fees for these services totaled $16,000, $13,500 and $97,000, respectively. The cost of such services was based on the estimated percentage of time that employees spend working on Zapata's matters as a percent of total time worked. The Company's management deemed this allocation method to be reasonable.

   Upon completion of the Company's initial public offering in 1998, the Company and Zapata entered into certain agreements that included the Separation, Sublease, Registration Rights, Tax Indemnity and Administrative Services Agreements. The Separation Agreement required the Company to repay $33.3 million of indebtedness and current payables owed by the company to Zapata contemporaneously with the consummation of the Company's initial public offering and prohibits Zapata from competing with the Company for a period of five years. The Sublease Agreement provides for the Company to lease its principal corporate offices in Houston, Texas from Zapata and provides the Company with the ability to utilize telephone equipment worth approximately $21,000 for no additional charge. The Registration Rights Agreement sets forth the rights and responsibilities of each party concerning certain registration filings and provides for the sharing of fees and expenses related to such filings. The Tax Indemnity Agreement requires the Company to be responsible for federal, state and local income taxes from its operations. The Administrative Services Agreement allows the Company to provide certain administrative services to Zapata at the Company's estimated cost.

   The following represents intercompany activity for the periods presented (in thousands):

                                                             For Year Ended
                                                              December 31,
                                                             ----------------
                                                             2001  2000  1999
                                                             ----  ----  ----
      Beginning balance due Zapata.......................... $ (5) $ --  $ 36
      Income taxes payable to Zapata........................   --    --   100
      Administrative services provided by the Company to
       Zapata...............................................  (16)  (14)  (97)
      Payments to the Company by Zapata.....................   21     9   (39)
                                                             ----  ----  ----
      Ending balance due from Zapata........................ $ --  $ (5) $ --
                                                             ====  ====  ====

                           OMEGA PROTEIN CORPORATION

NOTE 13. COMMITMENTS AND CONTINGENCIES

 Operating Lease Payable

   Future minimum payments under non-cancelable operating lease obligations aggregate $1,508,000, and for the five years ending December 31, 2006 are (in thousands):

      2002              2003                       2004                       2005                       2006
      ----              ----                       ----                       ----                       ----
      $573              $360                       $320                       $252                       $ 3

   Rental expense for operating leases was $647,000, $760,000 and $714,000 in Fiscal 2001, Fiscal 2000 and Fiscal 1999, respectively.

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

NOTE 14. INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

   The Company operates within one industry segment, menhaden fishing, for the production and sale of fish meal, fish solubles and fish oil. Export sales of fish oil and fish meal were approximately $35.7 million, $21.7 million and $38.6 million in Fiscal 2001, Fiscal 2000 and Fiscal 1999, respectively. Such sales were made primarily to European markets. In Fiscal 2001, Fiscal 2000 and Fiscal 1999, sales to one customer were approximately $7.9 million, $6.3 million and $8.7 million, respectively.

   The following table shows the geographical distribution of revenues (in thousands) based on location of customers:

                                                For Year Ended   For Year Ended
                                For Year For     December 31,     December 31,
                                    Year             2000             1999
                              ---------------- ---------------- ----------------
                              Revenues Percent Revenues Percent Revenues Percent
                              -------- ------- -------- ------- -------- -------
U.S.......................... $63,063    63.9% $63,713    75.8% $55,039    58.8%
Europe.......................  15,438    15.6%   5,661     6.7%  19,215    20.5%
Asia.........................   8,651     8.8%   2,441     2.9%   7,942     8.5%
Mexico.......................   1,924     1.9%   6,557     7.8%   4,756     5.1%
Canada.......................   4,741     4.8%   3,385     4.0%   3,443     3.7%
Other........................   4,935     5.0%   2,285     2.8%   3,241     3.4%
                              -------   -----  -------   -----  -------   -----
Total........................ $98,752   100.0% $84,042   100.0% $93,636   100.0%
                              =======   =====  =======   =====  =======   =====

                           OMEGA PROTEIN CORPORATION

NOTE 15. QUARTERLY FINANCIAL DATA (UNAUDITED)

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

                                               Quarter Ended 2001
                                  ---------------------------------------------
                                             June
                                  March 31,   30,    September 30, December 31,
                                    2001     2001        2001          2001
                                  --------- -------  ------------- ------------
                                    (in thousands, except per share amounts)
Revenues.........................  $19,023  $18,992     $36,838      $23,899
Gross profit (1).................    1,010    1,981       5,769        5,310
Operating income (loss) (1)......     (498)    (652)      3,962        2,849
Net income (loss) (1)............     (377)    (527)      3,010        1,779
Earnings (loss) per share:
Basic and Diluted (1)............    (0.02)   (0.02)       0.13         0.07
                                               Quarter Ended 2000
                                  ---------------------------------------------
                                             June
                                  March 31,   30,    September 30, December 31,
                                    2000     2000        2000          2000
                                  --------- -------  ------------- ------------
                                    (in thousands, except per share amounts)
Revenues.........................  $19,387  $20,873     $17,864      $25,918
Gross profit (loss)..............    1,090      144     (14,173)      (4,961)
Operating loss...................   (1,282)  (1,861)    (15,783)      (6,615)
Net loss.........................     (901)  (1,279)    (10,189)      (4,375)
Loss per share:
Basic and Diluted................    (0.04)   (0.05)      (0.43)       (0.18)

--------
(1) The Company revised its results for the quarters ended June 30, 2001 and September 30, 2001 to give effect to the treatment of the valuation allowance attributable to insurance receivables as a period expense instead of an inventoriable cost. Additionally, the Company had previously expensed (in the quarter ended September 30, 2001) abnormal costs associated with the FAA groundings of the Company's fleet of spotter aircraft as a result of the September 11, 2001 terrorist attacks. It has subsequently been determined that such costs should have been treated as inventoriable costs. The following quarterly information illustrates the effects of these changes for the 2001 quarterly periods impacted:

                           OMEGA PROTEIN CORPORATION

                                                            Quarter Ended 2001
                                                          ----------------------
                                                          June 30, September 30,
                                                            2001       2001
                                                          -------- -------------
                                                          (in thousands, except
                                                            per share amounts)
Gross profit as reported as previously reported..........  $1,915     $4,766
Adjustments for insurance allowance......................      66       (174)
Adjustment for reversal of FAA grounding charge..........      --      1,177
                                                           ------     ------
    Gross profits........................................  $1,981     $5,769
                                                           ======     ======
Operating income as previously reported..................  $  138     $3,962
Adjustment for insurance allowance.......................    (856)      (110)
Cost of sales adjustments, net...........................      66      1,003
                                                           ------     ------
    Operating income (loss)..............................  $ (652)    $3,962
                                                           ======     ======
Net income (loss) as previously reported.................  $  (21)    $2,438
    Total net adjustments................................    (506)       572
                                                           ------     ------
Net income (loss)........................................  $ (527)    $3,010
                                                           ======     ======
Earnings (loss) per share:
  Basic and Diluted as previously reported...............  $(0.00)    $ 0.10
    Total net adjustments................................   (0.02)      0.03
                                                           ------     ------
Basic and Diluted........................................  $(0.02)    $ 0.13
                                                           ======     ======

Item 9. Changes in and Disagreements with Accountants and Financial Disclosure.

   Not applicable.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

   Pursuant to General Instruction G on Form 10-K, the information called for by Item 10 of Part III of Form 10-K is incorporated by reference to the information set forth in the Company' definitive proxy statement relating to its 2002 Annual Meeting of Stockholders' (the "2002 Proxy Statement") to be filed pursuant to Regulation 14-A under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), in response to Items 401 and 405 of Regulation S-K under the Securities Act of 1933, as amended, and the Exchange Act ("Regulation S-K"). Reference is also made to the information appearing in
Item 1 of Part I of this Annual Report on Form 10-K under the caption "Business and Properties--Executive Officers of the Registrant."

Item 11. Executive Compensation

   Pursuant to General Instruction G of Form 10-K, the information called for by Item 11 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2002 Proxy Statement in response to Item 402 of Regulation S-K, excluding the material concerning the report on executive compensation and the performance graph specified by paragraphs (k) and (l) of such Item.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   Pursuant to General Instruction G of Form 10-K, the information called for by Item 12 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2002 Proxy Statement in response to Item 403 of Regulation S-K.

Item 13. Certain Relationships and Related Transaction

   Pursuant to General Instruction G of Form 10-K, the information called for by Item 13 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2002 Proxy Statement in response to Item 404 of Regulation S-K.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

                                                                             Page
                                                                             ----
 (a) (1) The Company's consolidated financial statements listed below have been filed as part of this report: Report of Independent
          Accountants.....................................................    21
         Consolidated balance sheets as of December 31, 2001 and 2000.....    22
         Consolidated statements of operations for the years ended
          December 31, 2001, 2000 and 1999................................    23
         Consolidated statements of cash flows for the years ended
          December 31, 2001, 2000 and 1999................................    24
         Consolidated statements of stockholders' equity for the years ended
          December 31, 2001, 2000 and 1999................................    25
         Notes to consolidated financial statements.......................    26
 (a) (2) Financial Statement Schedule.
         Filed herewith as a financial statement schedule is the schedule supporting Omega's consolidated financial statements listed under paragraph (a) of this Item, and the Report of Independent
         Accountants' with respect thereto.

                             Omega 2001 Form 10-K

(a)(3) Exhibits

  2.1*   --Agreement and Plan of Merger between Marine Genetics, Inc. and Omega
          Protein Corporation ("Omega") (Exhibit 2.1 to Omega Registration
          Statement on Form S-1 [Registration No. 333-44967])
  3.1*   --Articles of Incorporation of Omega (Exhibit 3.1 to Omega
          Registration Statement on Form S-1 [Registration No. 333-44967])
  3.2*   --By-Laws of Omega (Exhibit 3.2 to Omega Registration Statement on
          Form S-1 [Registration No. 333-44967])
  4.2*   --Form of Common Stock Certificate (Citizen) (Exhibit 4.1 to Omega
          Registration Statement on Form S-1 [Registration No. 333-44967])
  4.3*   --Form of Common Stock Certificate (Non-Citizen) (Exhibit 4.2 to Omega
          Registration Statement on Form S-1 [Registration No. 333-44967])
 10.1*+  --Separation Agreement with Zapata Corporation dated April 12, 1998
          (Exhibit 10.7 to Omega Quarterly Report on Form 10-Q for the quarter ended March 31, 1998)
 10.2*+  --Tax Indemnity Agreement with Zapata Corporation dated April 12, 1998
          (Exhibit 10.7 to Omega Quarterly Report on Form 10-Q for the quarter ended March 31, 1998)
 10.3*+  --Registration Rights Agreement with Zapata Corporation dated April
          12, 1998 (Exhibit 10.8 to Omega Quarterly Report on Form 10-Q for the
          quarter ended March 31, 1998)
 10.4*+  --Sublease Agreement with Zapata Corporation dated April 12, 1998
          (Exhibit 10.9 to Omega Quarterly Report on Form 10-Q for the quarter ended March 31, 1998)
 10.5*+  --Administrative Services Agreement with Zapata Corporation dated
          April 12, 1998 (Exhibit 10.10 to Omega Quarterly Report on Form 10-Q
          for the quarter ended March 31, 1998)
 10.6*   --Loan and Security Agreement dated December 20, 2000 between Omega,
          Omega Protein, Inc. and Bank of America, N.A. (Exhibit 10.12 to Omega
          Annual Report on Form 10-K for the year ended December 31, 2000)
 10.7*   --Revolving Credit Note dated December 20, 2000 in favor of Bank of
          America, N.A. (Exhibit 10.13 to Omega Annual Report on Form 10-K for
          the year ended December 31, 2000)
 10.8*   --Security Agreement dated as of December 20, 2000 among Omega
          Shipyard, Inc., Omega Net, Inc., Protein Finance Company, Protein
          Operating Company, Protein Securities Company and Protein (USA)
          Company, in favor of Bank of America, N.A. (Exhibit 10.14 to Omega
          Annual Report on Form 10-K for the year ended December 31, 2000)
 10.9*   --Unconditional Guaranty Agreement dated as of December 20, 2000 among
          Omega Shipyard, Inc., Omega Net, Inc., Protein Finance Company,
          Protein Operating Company, Protein Securities Company and Protein
          (USA) Company, in favor of Bank of America, N.A. (Exhibit 10.15 to
          Omega Annual Report on Form 10-K for the year ended December 31,
          2000)
 10.10*  --Omega Protein Corporation 2000 Long-Term Incentive Plan (Appendix A
          to Omega Proxy Statement dated May 3, 2000)
 10.11+  --Omega Annual Incentive Compensation Plan dated April 8, 1998
 10.12*+ --Employment Agreement of Joseph L. von Rosenberg dated April 12, 1998
          (Exhibit 10.2 to Omega Quarterly Report on Form 10-Q for the quarter ended March 31, 1998)
 10.13*+ --Employment Agreement of Robert W. Stockton dated April 12, 1998
          (Exhibit 10.2 to Omega Quarterly Report on Form 10-Q for the quarter ended March 31, 1998)
 10.14+  --Change of Control Agreement dated March 15, 2000 between the Company and John D. Held
 10.15*+ --Change of Control Agreement dated February 1, 2000 between the
          Company and Bernard White (Exhibit 10.16 Omega Annual Report on Form
          10-K for the year ended December 31, 1999)
 10.16*+ --Change of Control Agreement dated February 1, 2000 between the
          Company and Jonathan Specht (Exhibit 10.17 to Omega Annual Report on
          Form 10-K for the year ended December 31, 1999)
 10.17   --Commercial Lease dated January 1, 2000 between Omega Protein, Inc.
          and the Edson Group. LLC
 10.18*  --Lease dated July 1, 1992 with Ardoin Limited Partnership (Exhibit
          10.12 to Omega Registration Statement on Form S-1 [Registration No.
          333-44967])

 10.19* --Lease Agreement dated November 25, 1997 with O. W. Burton, Jr., individually and as trustee of the Trust of Anna Burton (Exhibit 10.13 to Omega Registration Statement on Form S-1 [Registration No. 333-
         44967])
 10.20* --Lease Agreement dated November 16, 1984 with Andre Cessac (Exhibit
         10.14 to Omega Registration Statement on Form S-1 [Registration No.
         333-44967])
 10.21* --Commercial Lease Agreement dated January 1, 1971 with Purvis Theall and Ethlyn Cessac (Exhibit 10.15 to Omega Registration Statement on
         Form S-1 [Registration No. 333-44967])
 10.22* --Lease Agreement dated January 4, 1994 with the City of Abbeville,
         Louisiana (Exhibit 10.16 to Omega Registration Statement on Form S-1
         [Registration No. 333-44967])
 10.23* --United States Guaranteed Promissory Note dated March 31, 1993 in favor of Bear, Stearns Securities Corporation (Exhibit 10.20 to Omega
         Registration Statement on Form S-1 [Registration No. 333-44967])
 10.24* --Amendment to No. 1 to Promissory Note dated March 31, 1993 to the
         United States of America pursuant to the provisions of Title XI of the Marine Act of 1936 in favor of Bear, Stearns Securities Corporation
         (Exhibit 10.21 to Omega Registration Statement on Form S-1
         [Registration No. 333-44967])
 10.25* --Amendment to No. 1 to First Preferred Ship Mortgage dated March 31,
         1993 to the United States of America (Exhibit 10.22 to Omega
         Registration Statement on Form S-1 [Registration No. 333-44967])
 10.26* --Supplement No. 5 to First Preferred Fleet Mortgage dated March 31,
         1993 in favor of Chemical Bank, as Trustee (Exhibit 10.23 to Omega
         Registration Statement on Form S-1 [Registration No. 333-44967])
 10.27* --Amendment No. 1 to Guaranty Deed of Trust dated March 31, 1993 for the benefit of the United States of America (Exhibit 10.24 to Omega
         Registration Statement on Form S-1 [Registration No. 333-44967])
 10.28* --Supplement No. 2 to Security Agreement dated March 31, 1993 in favor of the United States of America (Exhibit 10.25 to Omega Registration
         Statement on Form S-1 [Registration No. 333-44967])
 10.29* --Indemnity Agreement Regarding Hazardous Materials dated March 31,
         1993 in favor of the United States of America (Exhibit 10.26 to Omega
         Registration Statement on Form S-1 [Registration No. 333-44967])
 10.30* --United States Guaranteed Promissory Note dated September 27, 1994 in favor of Sun Bank of Tampa Bay (Exhibit 10.27 to Omega Registration
         Statement on Form S-1 [Registration No. 333-44967])
 10.31* --Promissory Note to the United States of America dated September 27,
         1994 pursuant to the provisions of Title XI of the Marine Act of 1936 in favor of Sun Bank of Tampa Bay (Exhibit 10.28 to Omega Registration
         Statement on Form S-1 [Registration No. 333-44967])
 10.32* --First Preferred Ship Mortgage dated September 27, 1994 to the United
         States of America (Exhibit 10.29 to Omega Registration Statement on
         Form S-1 [Registration No. 333-44967])
 10.33* --Collateral Mortgage and Collateral Assignment of Lease dated
         September 27, 1994 in favor of the United States of America (Exhibit
         10.30 to Omega Registration Statement on Form S-1 [Registration No.
         333-44967])
 10.34* --Collateral Mortgage Note dated September 27, 1994 in favor of the
         United States of America (Exhibit 10.31 to Omega Registration
         Statement on Form S-1 [Registration No. 333-44967])
 10.35* --Collateral Pledge Agreement dated September 27, 1994 in favor of the
         United States of America (Exhibit 10.32 to Omega Registration
         Statement on Form S-1 [Registration No. 333-44967])
 10.36* --Guaranty Agreement dated September 27, 1994 in favor of the United
         States of America (Exhibit 10.33 to Omega Registration Statement on
         Form S-1 [Registration No. 333-44967])
 10.37* --Title XI Financial Agreement dated September 27, 1994 with the United
         States of America (Exhibit 10.34 to Omega Registration Statement on
         Form S-1 [Registration No. 333-44967])
 10.38* --Security Agreement dated September 27, 1994 in favor of the United
         States of America (Exhibit 10.35 to Omega Registration Statement on
         Form S-1 [Registration No. 333-44967])
 10.39* --United States Guaranteed Promissory Note dated October 30, 1996 in favor of Coastal Securities (Exhibit 10.36 to Omega Registration
         Statement on Form S-1 [Registration No. 333-44967])

 10.40*  --Promissory Note to the United States of America dated October 30,
          1996, pursuant to the provisions of Title XI of the Marine Act of
          1936, in favor of Coastal Securities (Exhibit 10.37 to Omega
          Registration Statement on Form S-1 [Registration No. 333-44967])
 10.41*  --Guaranty Agreement dated October 30, 1996 in favor of the United
          States of America (Exhibit 10.38 to Omega Registration Statement on
          Form S-1 [Registration No. 333-44967])
 10.42*  --Title XI Financial Agreement dated October 30, 1996 with the United
          States of America (Exhibit 10.39 to Omega Registration Statement on
          Form S-1 [Registration No. 333-44967])
 10.43*  --Certification and Indemnification Agreement Regarding Environmental
          Matters dated October 30, 1996 in favor of the United States of
          America (Exhibit 10.40 to Omega Registration Statement on Form S-1
          [Registration No. 333-44967])
 10.44*  --Deed of Trust dated October 30, 1996 for the benefit of the United
          States of America (Exhibit 10.41 to Omega Registration Statement on
          Form S-1 [Registration No. 333-44967])
 10.45   --Deed of Trust dated December 20, 1999 for the benefit of the United
          States of America
 10.46   --Promissory Notes to the United States of America dated December 20,
          1999, pursuant to the provisions of Title XI of the Marine Act of
          1936, in favor of Hibernia National Bank
 10.47   --Security Agreement dated December 20, 1999 in favor of the United
          States of America
 10.48   --Title XI Financial Agreement dated December 20, 1999 with the United
          States of America
 10.49   --Guaranty Agreement dated December 20, 1999 in favor of the United
          States of America
 10.50   --Certification and Indemnification Agreement Regarding Environmental
          Matters dated December 20, 1999 in favor of the United States of
          America
 10.51   --Preferred Ship Mortgages dated December 20, 1999 in favor of the
          United States of America
 10.52   --Deed of Trust dated October 19, 2001 for the benefit of the United
          States of America
 10.53   --Promissory Note to the United States of America dated October 19,
          2001, pursuant to the provisions of Title XI of the Marine Act of
          1936, in favor of Hibernia National Bank
 10.54   --Security Agreement dated October 19, 2001 in favor of the United
          States of America
 10.55   --Title XI Financial Agreement dated October 19, 2001 with the United
          States of America
 10.56   --Guaranty Agreement dated December 20, 1999 in favor of the United
          States of America
 10.57   --Certification and Indemnification Agreement Regarding Environmental
          Matters dated October 19, 2001 in favor of the United States of
          America
 10.58   --Preferred Ship Mortgages dated October 19, 2001 in favor of the
          United States of America
 10.59*+ --Form of Directors and Officers Indemnity Agreement (Exhibit 10.47 to
          Omega Registration Statement on Form S-1 [Registration No. 333-
          44967])
 21      --Schedule of Subsidiaries
 23      --Consent of PricewaterhouseCoopers LLP

--------
* Incorporated by reference
+ Management Contract or Compensatory Plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 14(a) of Form 10-K and
  Item 601 of Regulation S-K.
--------
  --Report of Independent Accountants on Financial Statement Schedule

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

(b) Reports on Form 8-K.

   None.

                           OMEGA PROTEIN CORPORATION

                 SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

                             Balance
                               at     Charged to Charged             Balance at
                            Beginning Costs and  to Other Deductions   End of
        Description         of Period  Expenses  Accounts    (A)       Period
        -----------         --------- ---------- -------- ---------- ----------
September 30, 1997:
  Allowance for doubtful
   accounts................ $160,881  $   50,000   $--     $(35,164) $  175,717
September 30, 1998:
  Allowance for doubtful
   accounts................ $175,717  $   27,500   $--     $(11,167) $  192,050
December 31, 1998:
  Allowance for doubtful
   accounts................ $192,050  $       --   $--     $     --  $  192,050
December 31, 1999:
  Allowance for doubtful
   accounts................ $192,050  $   30,000   $--     $(33,557) $  188,493
December 31, 2000:
  Allowance for doubtful
   accounts................ $188,493  $   30,000   $--     $   (626) $  217,867
December 31, 2001:
  Allowance for doubtful
   accounts................ $217,867  $1,473,260   $--     $(76,419) $1,614,708

   (A) Allowance for Doubtful Accounts--uncollectible accounts written off.

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of Omega Protein Corporation:

   Our audits of the consolidated financial statements of Omega Protein Corporation referred to in our report dated February 19, 2002, are included in
Item 8 of this Form 10-K also included an audit of the financial statement schedule listed in Item 14(a) (2) of this Form 10-K. In our opinion, this financial statement schedule, presents fairly, in all material respects, the information required to be included therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

New Orleans, Louisiana
February 19, 2002

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has the duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 26, 2002.

                                          OMEGA PROTEIN CORPORATION
                                           (Registrant)

                                          By: /s/ Robert W. Stockton
                                             __________________________________
                                             Robert W. Stockton
                                             Executive Vice President, Chief
                                              Financial Officer and Corporate
                                              Secretary

   KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Joseph L. von Rosenberg III or Robert W. Stockton, or either of them, his true and lawful attorney's in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, any and all capacities, to sign his name to the Company's Form 10-K for the year ended December 31, 2001 and any or all amendments, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of the, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

   /s/ Joseph L. Von Rosenberg III     President and Chief          March 26, 2002
______________________________________  Executive Officer and
     Joseph L. Von Rosenberg III        Director

        /s/ Robert W. Stockton         Executive Vice President,    March 26, 2002
______________________________________  Chief Financial Officer
          Robert W. Stockton            and Corporate Secretary
                                        (Principal Financial and
                                        Accounting Officer)

         /s/ Avram A. Glazer           Chairman                     March 26, 2002
______________________________________
           Avram A. Glazer

        /s/ Malcolm I. Glazer          Director                     March 26, 2002
______________________________________
          Malcolm I. Glazer

          /s/ Gary L. Allee            Director                     March 26, 2002
______________________________________
            Gary L. Allee

          /s/ William Lands            Director                     March 26, 2002
______________________________________
            William Lands

           /s/ Paul Kearns             Director                     March 26, 2002
______________________________________
             Paul Kearns