Form 10-Q
period 2002-03-31
OMEGA PROTEIN CORP
filed 2002-05-01
CIK 1053650

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                              ---------------------

                                    FORM 10-Q

 [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002


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

                                -----------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ----   ----

     Number of shares outstanding of the Registrant's Common Stock, par value $0.01 per share, on May 1, 2002: 23,956,503

================================================================================

                            OMEGA PROTEIN CORPORATION

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Unaudited Condensed Consolidated Balance Sheet as of March 31, 2002
            and December 31, 2001..................................................................   3
         Unaudited Condensed Consolidated Statement of Operations for the
            three months ended March 31, 2002 and 2001.............................................   4
         Unaudited Condensed Consolidated Statement of Cash Flows for the
            three months ended March 31, 2002 and 2001.............................................   5
         Notes to Unaudited Condensed Consolidated Financial Statements............................   6

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations...................................................................  14

Item 3.   Quantitative and Qualitative Disclosures About Market Risk...............................  22


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.........................................................................  23

Item 2.  Changes in Securities and Use of Proceeds.................................................  23

Item 3.  Defaults Upon Senior Securities...........................................................  23

Item 4.  Submission of Matters to a Vote of Security Holders.......................................  23

Item 5.  Other Information.........................................................................  23

Item 6.  Exhibits and Reports on Form 8-K..........................................................  23
..
Signatures.........................................................................................  24

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements and Notes

                            OMEGA PROTEIN CORPORATION

                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET



                                                                                  March 31,           December 31,
                                                                                     2002                 2001
                                                                                 ------------        --------------
                                                                                          (in thousands)
                                ASSETS
Current assets:
    Cash and cash equivalents...............................................       $ 30,118             $ 21,813
    Receivables, net........................................................          8,441                7,636
    Inventories.............................................................         32,757               37,670
    Deferred tax assets, net................................................          2,415                2,062
    Prepaid expenses and other current assets...............................            602                1,256
                                                                                   --------             --------
           Total current assets.............................................         74,333               70,437
Other assets................................................................          7,061                7,107
Deferred tax assets, net....................................................          3,145                5,653
Property and equipment, net.................................................         82,592               82,030
                                                                                   --------             --------
                Total assets................................................       $167,131             $165,227
                                                                                   ========             ========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current maturities of long-term debt....................................       $  1,254             $  1,296
    Accounts payable........................................................          1,628                1,518
    Accrued liabilities.....................................................         12,928               13,407
                                                                                   --------             --------
        Total current liabilities...........................................         15,810               16,221
Long-term debt..............................................................         15,199               15,510
Other long-term liabilities.................................................          5,701                6,051
                                                                                   --------             --------

 Total liabilities..........................................................         36,710               37,782
                                                                                   --------             --------
Commitments and contingencies

Stockholders' equity:

    Preferred stock, $0.01 par value; authorized 10,000,000 shares; none
        issued..............................................................              -                    -
    Common stock, $0.01 par value; authorized 80,000,000 shares;
        24,365,953 shares and 24,362,415 shares issued and outstanding,
        respectively........................................................            244                  244
    Capital in excess of par value..........................................        111,971              111,959
    Retained earnings.......................................................         24,003               21,270
    Accumulated other comprehensive loss....................................         (3,762)              (3,993)
    Common stock in treasury, at cost - 413,100 shares......................         (2,035)              (2,035)
                                                                                   --------             --------
        Total stockholders' equity..........................................        130,421              127,445
                                                                                   --------             --------
                 Total liabilities and stockholders' equity.................       $167,131             $165,227
                                                                                   ========             ========

          The accompanying notes are an integral part of the unaudited condensed consolidated statements.

                            OMEGA PROTEIN CORPORATION

            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS



                                                        Three Months Ended
                                                             March 31,
                                               --------------------------------------
                                                     2002                 2001
                                               -----------------    -----------------
                                               (in thousands, except per share amounts)

Revenues......................................      $23,479             $19,023
Cost of sales.................................       16,924              18,013
                                                    -------             -------
Gross profit..................................        6,555               1,010

Selling, general, and administrative expense..        2,068               1,508
                                                    -------             -------
Operating income (loss).......................        4,487                (498)
Interest expense, net.........................         (167)               (131)
Other income (expense), net...................          (52)                 40
                                                    -------             -------
Income (loss) before income taxes.............        4,268                (589)

Provision (benefit) for income taxes..........        1,535                (212)
                                                    -------             -------
Net income (loss).............................      $ 2,733             $  (377)
                                                    =======             =======
Basic earnings (loss) per share...............         0.11             $ (0.02)
                                                    =======             =======
Average common shares outstanding.............       23,953              23,926
                                                    =======             =======
Diluted earnings (loss) per share.............      $  0.11             $ (0.02)
                                                    =======             =======
Average common shares and
  common share equivalents outstanding........       24,848              23,926
                                                    =======             =======



          The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                            OMEGA PROTEIN CORPORATION

            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                     Three Months Ended
                                                                                         March 31,
                                                                          -----------------------------------------
                                                                                 2002                  2001
                                                                          -------------------   -------------------
                                                                                       (in thousands)
Cash flows provided by (used in) operating activities:
    Net income (loss).....................................................          $ 2,733                $ (377)
    Adjustments to reconcile net income (loss) to net cash used in operating activities:
        Gain on disposal of assets, net...................................               -                    (86)
        Provision for losses on receivables...............................              170                     -
        Depreciation and amortization.....................................            2,508                 2,463
        Deferred income taxes.............................................            2,155                  (212)
        Changes in assets and liabilities:
            Receivables...................................................             (813)                1,516
            Inventories...................................................            4,913                 9,373
            Accounts payable and accrued liabilities......................             (369)               (3,196)
            Other, net....................................................             (103)                  (73)
                                                                                    -------               -------
                 Total adjustments........................................            8,461                 9,785
                                                                                    -------               -------
                 Net cash provided  by operating activities...............           11,194                 9,408
                                                                                    -------               -------
Cash flows used in investing activities:

     Proceeds from sale of assets, net....................................                -                    86
     Capital expenditures.................................................           (2,536)                 (114)
                                                                                    -------               -------
                 Net cash used in investing activities....................           (2,536)                  (28)
                                                                                    -------               -------
Cash flows used in financing activities:
    Principal payments of short and long-term debt obligations............             (353)                 (299)
                                                                                    -------               -------

Net increase in cash and cash equivalents.................................            8,305                 9,081

Cash and cash equivalents at beginning of year............................           21,813                 7,403
                                                                                    -------               -------
Cash and cash equivalents at end of period................................          $30,118               $16,484
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

Basis of Presentation

     These interim financial statements of Omega Protein Corporation have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2001. Accordingly, certain information and footnote disclosures normally provided have been omitted since such items are disclosed therein.

     In the opinion of management the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of March 31, 2002, and the results of its operations and its cash flows for the three-month periods ended March 31, 2002 and 2001. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

Consolidation

     The consolidated financial statements include the accounts of Omega and its wholly and majority owned subsidiaries. Investments in affiliated companies and joint ventures representing a 20% to 50% voting interest are accounted for using the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation.

     On April 5, 2000, the Company acquired for a nominal amount an additional 1% equity interest in a partially owned subsidiary previously accounted for under the equity method. As a result of the transaction, the Company owned 51% of the investment and began consolidating its operations which were not material to the Company's financial results. On November 1, 2001, the Company sold all of its interest in this subsidiary. The Company's gain on this sale was not material. As a result of the sale, the Company is totally divested of the investment.

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

     The Company's inventory cost system considers all costs associated with an annual fish catch and its processing, both variable and fixed, and including both costs incurred during the off-season and during the fishing season. The Company's costing system allocates cost to inventory quantities on a per unit basis as calculated by a formula that considers total estimated inventoriable costs for a fishing season (including off-season costs) to total estimated fish catch and the relative fair market value of the individual products produced. The Company adjusts the cost of sales, off-season costs and inventory balances at the end of each quarter based on revised estimates of total inventoriable costs and fish catch. The Company's lower-of-cost or market-value-analyses at year-end and at interim periods compares the total estimated per unit production cost of the Company's expected production to the projected per unit market prices of the products. The impairment analyses involve estimates of, among other things, future fish catches and related costs, and expected commodity prices for the fish products. These estimates, which management believes are reasonable and supportable, involve estimates of future activities and events which are inherently imprecise and for which actual results may differ.

     During the off-seasons, in connection with the upcoming fishing seasons, the Company incurs costs (i.e. plant and vessel related labor, utilities, rent, repairs and depreciation) that are directly related to the Company's infrastructure. These costs accumulate in inventory and are applied as elements of the cost of production of the Company's products throughout the fishing season ratably based on the Company's monthly fish catch and the expected total fish catch for the season.

Advertising Costs

     The costs of advertising are expensed as incurred in accordance with Statement of Position 93-7, "Reporting on Advertising Costs."

Accounting for the Impairment of Long-Lived Assets

     Effective January 1, 2002 the Company accounts for impairment of long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which was issued in October 2001. SFAS No. 144 supercedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". There was no impact on the Company's financial results from the adoption of SFAS No. 144. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible operational impairment. In accordance with SFAS No. 144, the Company uses an estimate of the future undiscounted net cash flows of the related asset or asset grouping over the remaining life in measuring whether its operating assets are recoverable. An impairment is recognized when future undiscounted cash flows of assets are estimated to be insufficient to recover their related carrying value. The Company considers continued operating losses, or significant and long-term changes in business conditions, to be its primary indicators of potential impairment. In measuring impairment, the Company looks to quoted market prices, if available, or the best information available in the circumstances.

Income Taxes

     The Company utilizes the liability method to account for income taxes. This method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of existing temporary differences between the financial reporting and tax reporting basis of assets and liabilities, and operating loss and tax credit carry forwards for tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize the benefits, or that future deductibility is uncertain.

Property, Equipment and Depreciation

     Property and equipment additions are recorded at cost. Depreciation of property and equipment is computed by the straight-line method at rates expected to amortize the cost of property and equipment, net of salvage value, over their estimated useful lives. Estimated useful lives of assets acquired new, determined as of the date of acquisition are as follows:

                                                                 Useful Lives
                                                                    (years)
                                                               ----------------
      Fishing vessels and fish processing plants.............        15-20
      Furniture, fixtures and other..........................         3-10

     Replacements and major improvements are capitalized; maintenance and repairs are charged to expense as incurred. Upon sale or retirement of an asset, the costs and related accumulated depreciation are eliminated from the accounts. Any resulting gains or losses are included in the statement of operations.

Pension Plans

     The Company has a pension plan covering substantially all employees. Annual costs of pension plans are determined actuarially based on SFAS No. 87, "Employers' Accounting for Pensions." The Company's policy is to fund U.S. pension plans at amounts not less than the minimum requirements of the Employee Retirement Income Security Act of 1974. In Fiscal 1999, the Company adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Post-Retirement Benefits." SFAS No. 132 revised and standardized the disclosure requirements for pensions and other post-retirement benefit plans to the extent practicable. It does not change the measurement or recognition of these plans.

     On April 10, 2002 the Board of Directors authorized a plan to freeze the Company's pension plan in accordance with ERISA rules and regulations so that new employees, after a future date to be determined, will not be eligible to participate in the pension plan and further benefits will no longer accrue for existing participants. When this plan is fully implemented, it will have the effect of vesting all existing participants in their pension benefits in the plan.

Employee 401(k) Plan

     On April 10, 2002, the Board of Directors authorized the reinstatement of the Company's matching cash contribution to its 401(k) Plan, effective
January 1, 2002, at levels previously in place prior to the suspension of the match in 2001.

Comprehensive Income

     SFAS No. 130, "Reporting Comprehensive Income," establishes a standard for reporting and displaying comprehensive income and its components within the financial statements. Comprehensive income includes charges and credits to equity that are not the result of transactions with shareholders. Comprehensive income is composed of two subsets -- net income and other comprehensive income. Included in other comprehensive income for the Company are minimum pension liability adjustments. These adjustments are accumulated within the Statement of Stockholders' Equity under the caption Accumulated Other Comprehensive Loss.

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

     At March 31, 2002 and December 31, 2001, the Company had cash deposits concentrated primarily in one major bank. In addition, the Company had Certificates of Deposit and commercial quality grade A2P2 rated or better securities paper with companies and financial institutions. As a result of the foregoing, the Company believes that credit risk in such investments is minimal.

Earnings Per Share

     Basic earnings per share were computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share were computed by dividing net income (loss) by the sum of the weighted average number of common shares outstanding and the effect of any dilutive stock options.

Recently Issued Accounting Standards

     In June 2001, the Financial Accounting Standards Board ("FASB") approved SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 supercedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations," to prohibit use of the pooling-of-interest (pooling) method of accounting for business combinations initiated after the issuance date of the final Statement. SFAS No. 142 supercedes APB Opinion No. 17; "Intangible Assets," by stating that goodwill will no longer be amortized, but will be tested for impairment in a manner different from the way other assets are tested for impairment. SFAS No. 142 also establishes a new method of testing goodwill for impairment. The provisions of SFAS No. 141 and SFAS No. 142 are effective for fiscal years beginning after December 15, 2001. The Company's adoption of the provisions of SFAS No. 141 and No. 142 on January 1, 2002, did not have an impact on the Company's existing operations.

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

Note 2. Accounts Receivable

     Accounts receivable as of March 31, 2002 and December 31, 2001 are summarized as follows:

                                                   March 31,     December 31,
                                                     2002           2001
                                                -------------   --------------
                                                       (in thousands)

 Trade........................................     $ 6,584         $ 6,265
 Insurance....................................         308             290
 Employee.....................................         111              37
 Income tax...................................       1,473             973
 Other........................................         233             331
                                                   -------         -------
 Total accounts receivable ...................       8,709           7,896
 Less: allowance for doubtful accounts........        (268)           (260)
                                                   -------         -------
 Receivables, net.............................     $ 8,441         $ 7,636
                                                   =======         =======

Note 3. Inventory

     The major classes of inventory as of March 31, 2002 and December 31, 2001 are summarized as follows:

                                                     March 31,  December 31,
                                                       2002        2001
                                                    ----------  -----------
                                                        (in thousands)

Fish meal........................................   $   8,337    $  19,221
Fish oil.........................................       4,056        9,128
Fish solubles....................................         451          789
Off season cost..................................      15,822        4,127
Other materials & supplies.......................       4,091        4,405
                                                    ---------    ---------
Total inventory..................................   $  32,757    $  37,670
                                                    =========    =========

     Inventory at March 31, 2002 and December 31, 2001 is stated at the lower of cost or market. The elements of cost include plant and vessel related labor, utilities, rent, repairs and depreciation.

Note 4. Other Assets

     Other assets as of March 31, 2002 and December 31, 2001 are summarized as follows:


                                                                      March 31,     December 31,
                                                                        2002            2001
                                                                     -----------   -------------
                                                                          (in thousands)

Fishing nets.....................................................     $ 1,490       $    835
Prepaid pension cost.............................................       2,773          3,123
Insurance receivable, net of allowance for doubtful accounts.....       1,859          1,590
Title XI loan origination fee....................................         338            357
Note receivable..................................................         470            471
Deposits.........................................................         131            731
                                                                      -------       --------
Total other assets...............................................     $ 7,061       $  7,107
                                                                      =======       ========

     Amortization expense for fishing nets amounted to approximately $128,000 and $237,000 for the quarters ended March 31, 2002 and March 31, 2001, respectively.

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

     For the period from October 1, 1998 to March 31, 2000, the Company placed its Vessel Claims Insurance coverage with HIH Casualty and General Insurance, Ltd., an insurance company that is part of HIH Insurance Limited, the second largest insurance company in Australia ("HIH"). In April 2001, HIH petitioned a court in Australia to place it in provisional liquidation. The Company estimates, based on previous payments made by the Company and its existing reserves for open claims for the period covered by HIH, that HIH owes approximately $1.9 million either to the Company or on the Company's behalf. This amount could be adjusted upward or downward as additional claims and their corresponding reserves become finalized.

     The Company has put the trustees in the Australian liquidation proceedings on notice of its claims under its insurance policy. However, based on the early nature of the proceedings, the Company believes that the ultimate outcome of the recovery against HIH cannot be assured at this time and that it is probable that a portion of these receivables will not be collectible. Accordingly, at March 31, 2002, the allowance for doubtful accounts applicable to the HIH receivable was $1.5 million.

     On December 27, 2001 the Company entered into a purchase agreement to purchase a 60,000 square foot material storage facility in St. Louis, Missouri which it had previously leased. As part of the agreement, the Company deposited the $600,000 purchase price pending receipt of the Deed of Trust. The Deed of Trust was executed and delivered and the Company took title to the property in February 2002.

Note 5. Property and Equipment

     Property and equipment at March 31, 2002 and December 31, 2001 are summarized as follows:

                                                                March 31,          December 31,
                                                                  2002                2001
                                                              -----------         ------------
                                                                      (in thousands)

     Land...................................................   $  5,390            $  5,390
     Plant assets...........................................     69,674              69,674
     Fishing vessels........................................     73,183              73,183
     Furniture and fixtures.................................      1,837               1,837
     Other..................................................      3,763               1,227
                                                               --------            --------
     Total property and equipment...........................    153,847             151,311
     Less: accumulated depreciation and impairment..........    (71,255)            (69,281)
                                                               --------            --------
     Property and equipment, net............................   $ 82,592            $ 82,030
                                                               ========            ========

     Depreciation expense for the quarters ended March 31, 2002 and March 31, 2001 was $2.0 million and $2.1 million, respectively.

Note 6. Notes Payable and Long-Term Debt

     At March 31, 2002 and December 31, 2001, the Company's long-term debt consisted of the following:


                                                                                              March 31,        December 31,
                                                                                                2002               2001
                                                                                          --------------      --------------
                                                                                                    (in thousands)
     U.S. government guaranteed obligations (Title XI loan) collateralized by a first lien on certain vessels and certain plant assets:
           Amounts due in installments through 2016, interest from 6.63% to 7.6%......         $15,359           $15,627
           Amounts due in installments through 2014, interest at Eurodollar rates of
             2.36% and 3.05% at March 31, 2001 and December 31, 2001,
             respectively, plus 4.5%..................................................             993             1,013

     Other debt at 7.9% to 8.0% at March 31, 2002 and December 31, 2001...............             101               166
                                                                                               -------           -------
     Total debt.......................................................................          16,453            16,806
                     Less current maturities..........................................          (1,254)           (1,296)
                                                                                               -------           -------
     Long-term debt...................................................................         $15,199           $15,510
                                                                                               =======           =======


     At March 31, 2002 and December 31, 2001, the estimated fair value of debt obligations approximated book value.

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

     On December 20, 2000 the Company entered into a three-year $20.0 million revolving credit agreement with Bank of America N.A. (the "Credit Facility"). Borrowings under this facility may be used for working capital and capital expenditures. Borrowings under the Credit Facility bears interest at a rate equal to (i) LIBOR plus 250 basis points or (ii) at the Company's option, the Bank's prime rate. The Credit Facility requires a per annum commitment fee of one-half of a percent (0.5%) on the daily average unused portion of the commitment of the Lender. The Credit Facility is collateralized by all of the Company's trade receivables, inventory and equipment. The Company and its subsidiaries are required to comply with certain financial covenants, including maintenance of a minimum tangible net worth and minimum EBITDA. In addition, the Credit Facility does not allow for the payment of cash dividends or stock repurchases and also limits capital expenditures and investments. The Company is in compliance with the Credit Facility covenants at March 31, 2002. As of March 31, 2002 the Company had no borrowings outstanding under the Credit Facility. The Credit Facility expires on December 20, 2003.

     At both March 31, 2002 and December 31, 2001, the Company had outstanding letters of credit totaling approximately $1.9 million issued primarily in support of worker's compensation insurance programs.

Note 7. Accrued Liabilities

     Accrued liabilities as of March 31, 2002 and December 31, 2001 are summarized as follows:

                                                 March 31,        December 31,
                                                    2002              2001
                                                -------------   ---------------
                                                      (in thousands)

      Salary and benefits.....................  $    4,365        $    4,985
      Insurance...............................       7,298             6,863
      Taxes, other than income tax............          69                93
      Trade creditors.........................       1,106             1,375
      Other...................................          90                91
                                                ----------        ----------
      Total accrued liabilities...............  $   12,928        $   13,407
                                                ==========        ==========

Note 8. Comprehensive Income (Loss)

     The components of comprehensive income (loss) are as follows:

                                                         Three Months Ended
                                                               March 31,
                                                        --------------------
                                                           2002       2001
                                                        ---------   --------
                                                           (in thousands)

 Net income (loss)....................................  $  2,733    $  (377)
 Minimum pension liability adjustment, net of tax.....       231          -
                                                        --------    -------
 Total comprehensive income (loss)....................  $  2,964    $  (377)
                                                        ========    =======

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

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

     Forward-looking statements in this Form 10-Q, future filings by the Company with the Securities and Exchange Commission (the "Commission"), the Company's press releases and oral statements by authorized officers of the Company are intended to be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the risks set forth under the caption "Significant Factors that May Affect Forward Looking Statements" appearing in Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company believes that forward-looking statements made by it are based on reasonable expectations; however, no assurances can be given that actual results will not differ materially from those contained in such forward-looking statements. Forward-looking statements involve statements that are predictive in nature, which depend upon or refer to future events or conditions, or which include the words "estimate," "project," "anticipate," "expect," "predict," "assume," "believe," "could," "would," "may," and similar expressions.

General

     Omega Protein Corporation is a Nevada corporation organized in 1998. As used herein, the term "Omega" or the "Company" refers to Omega Protein Corporation and its consolidated subsidiaries, as applicable. All references herein to a "Fiscal" year mean the twelve month period ended December 31 of such year. The Company's principal executive offices are located at 1717 St. James Place, Suite 550, Houston, Texas 77056, Telephone: (713) 623-0060.

     Omega is the nation's largest producer of protein rich fish meal and fish oil. The Company's products are produced from menhaden (a herring-like fish found in commercial quantities), and includes regular grade and value-added specialty fish meals, crude and refined fish oils and fish solubles. The Company's fish meal products are used as high-protein feed additives by animal feed manufacturers and by commercial livestock and poultry farmers. The Company's crude fish oil is sold to food producers in Europe and its refined fish oil products, which are high in nutritionally desirable Omega-3 fatty acids, are used in a variety of foods for human consumption, as well as in aquaculture feeds and certain industrial applications. Fish solubles are sold as protein additives for animal feed and as organic fertilizers.

     The fish catch is processed into regular grade fish meal, specialty fish meals, fish oils and fish solubles at the Company's four operating plants located in Virginia, Mississippi and Louisiana. The Company owns 65 fishing vessels (42 of which were directly involved in the harvesting operations during Fiscal 2001) and owns 32 and leases 8 spotter aircraft (of which 34 were directly involved in the harvesting operations during fiscal 2001) that are used to harvest menhaden in coastal waters along the U.S. mid-Atlantic and Gulf of Mexico coasts. In 2000, the Company converted several of its fishing vessels to "carry vessels," which do not engage in active fishing but instead carry fish from the Company's offshore fishing vessels to its plants. Utilization of carry vessels increases the amount of time that certain of the Company's fishing vessels remain offshore fishing productive waters and therefore increases the Company's fish catch per vessel employed. The carry vessels have reduced crews and crew expenses and incur less maintenance cost than the actual fishing vessels. Additionally, the Company elected to cease its in-line processing operations at its Morgan City, Louisiana plant location prior to the Fiscal 2000 fishing season, and does not plan to reopen the plant for the 2002 fishing season. Certain damaged processing equipment at this facility has been removed and scrapped. The closure of this plant did not impact the Company's continuing ability to process all its Gulf Coast production, even though fishing efforts were not reduced, since the Company had excess production capacity at its remaining three Gulf Coast plants. Warehousing operations are being conducted at the Morgan City facility until market conditions improve or other opportunities develop for the property.

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

     In an effort to reduce price volatility and to generate higher, more consistent profit margins, the Company is continuing its efforts towards the production and marketing of specialty meal products, which generally have higher margins than the Company's regular grade meal product. Additionally, the Company is attempting to introduce its refined fish oil into the food market. The Company has had some success selling its refined fish oil, trademarked OmegaPureTM, to food manufacturers in the United States and Canada at prices that provide substantially improved margins over the margins that can be obtained from selling non-refined crude fish oil. The Company cannot estimate, however, the size of the actual domestic market for OmegaPureTM or how long it may take to develop this market.

     Historically, approximately 35% to 40% of Omega's regular grade fish meal was sold on a two-to-six-month forward contract basis. The balance of regular grade and other products was substantially sold on a spot basis through purchase orders. The Company has begun a similar forward sales program for its specialty grade meals and crude fish oil for Fiscal 2002 due to increasing demand for these products. The Company's annual revenues are highly dependent on both annual fish catch and inventories and, in addition, inventory is generally carried over from one fiscal year to another fiscal year. The Company determines the level of inventory to be carried over based on prevailing market prices of the products and sales volume in the same fiscal year and sales volumes will fluctuate from quarter to quarter. The Company's fish meal products have a useable life of approximately one year from date of production. Practically, however, the Company typically attempts to empty its warehouses of the previous season's products by the second or third month of the new fishing season. The Company's crude fish oil products do not lose efficacy unless exposed to oxygen and therefore, their storage life typically is longer than that of fish meal.

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

     Omega had an unrestricted cash balance of $30.1 million at March 31, 2002, up $8.3 million from December 31, 2001. This increase was due primarily to operating profits as a result of increased selling prices for the Company's products, further enhanced by reduced harvesting costs. The Company's liquidity is greatly influenced by the selling prices received for its products. Should the Company experience decreased pricing in the future, as it did experience in Fiscal 1999 and Fiscal 2000, liquidity would decline and the Company would possibly have to utilize its working capital credit facility. The Company's long-term debt at March 31, 2002 and December 31, 2001 was $15.2 million and $15.5 million, respectively. Current maturities attributable to the Company's long-term debt were $1.3 million at March 31, 2002 and December 31, 2001, respectively. The Company has not utilized its working capital credit facility other than for standby letters of credit.

     The following tables aggregate information about the Company's contractual cash obligations and other commercial commitments (in thousands) as of March 31, 2002:


                                                                     Payments Due by Period
                                            ----------------------------------------------------------------------
                                                                Less than      1 to 3        4 to 5        After 5
Contractual Cash Obligations                      Total          1 year         years         years          years
------------------------------                -----------   ------------   -----------   ------------     ---------
Long Term Debt                                   $16,453         $ 1,254      $ 2,669        $ 3,007       $ 9,523
Operating Leases                                   1,508             573          680            255             -
Minimum Pension Liability                          5,701               -            -              -         5,701
                                                 -------         -------      -------        -------       -------
Total Contractual Cash Obligations               $23,662         $ 1,827      $ 3,349        $ 3,262       $15,224
                                                 =======         =======      =======        =======       =======



                                                           Amount of Commitment Expiration Per Period
                                              ----------------------------------------------------------------------
                                                             Less than       1 to 3         4 to 5        After 5
Other Commercial Commitments                    Total          1 year         years         years          years
-------------------------------------------   -----------    -----------   ------------   -----------   ------------
Credit Facility (1)                              $20,000        $     -      $     -        $      -      $      -
Standby Letters of Credit                          1,900          1,900            -               -             -
                                                 -------        -------      -------        --------      --------
Total Commercial Commitments                     $21,900        $ 1,900      $     -        $      -      $      -
                                                 =======        =======      =======        ========      ========

(1) As of March 31, 2002, the Company had no borrowings outstanding under the $20.0 million Credit Facility.

     Investing activities used $2.5 million and $28,000 during the three month periods ending March 31, 2002 and 2001, respectively. The Company's investing activities consisted mainly of capital expenditures for equipment purchases and replacements in the three month periods ended March 31, 2002 and 2001. The Company anticipates making approximately $7.0 million of capital expenditures in Fiscal 2002, a significant portion of which will be used to refurbish vessels and plant assets and to repair certain equipment.

     If the Company elects to re-establish normal production at its Morgan City plant operations for fish meal, fish oil and fish solubles, then various components of the in-line processing equipment will have to be upgraded or replaced. Such equipment would include the driers, cookers and presses. It is estimated that replacement of this equipment would cost $2.0 to $3.0 million.

     Net financing activities used $353,000 and $299,000 to repay debt obligations during the three month periods ended March 31, 2002 and 2001, respectively.

     On December 20, 2000, the Company entered into a $20.0 million revolving credit agreement with Bank of America, N.A. (the "Credit Facility"). Under the Credit Facility the Company may make borrowings in a principal amount not to exceed $20.0 million at any time. Borrowings under this facility may be used to finance ongoing working capital needs, to make acquisitions, and to issue standby or commercial letters of credit. Interest accrues on borrowings that will be outstanding under the Credit Facility at either (i) LIBOR plus 250 basis points or (ii) at the Company's option, the Bank's prime rate. The Credit Facility is collateralized by all of the Company's trade receivables, inventory and equipment. The Company and its subsidiaries are required to comply with certain financial covenants, including maintenance of a minimum tangible net worth and maintenance of minimum EBITDA. In addition, the Credit Facility does not allow for the payment of cash dividends or stock repurchases and also limits capital expenditures and investments. Through March 31, 2002, the Company had made no borrowings under the Credit Facility other than for $1.9 million in standby letters of credit not used. The Credit Facility expires on December 20, 2003.

     On September 17, 1998, the Company's Board of Directors approved a stock repurchase program allowing the Company to repurchase up to 4,000,000 shares of its common stock. The Company has repurchased 413,100 shares pursuant to such authorization. The repurchase program has been terminated because the Company's credit facility prohibits such purchases.

     The Company's principal raw material is menhaden, a species of fish that inhabits coastal and inland tidal waters in the United States. Menhaden are undesirable for human consumption, as a whole fish, due to their small size, prominent bones and high oil content. Certain state agencies impose resource depletion restrictions on menhaden pursuant to fisheries management legislation or regulations. To date, the Company has not experienced any material adverse impact on its fish catch or results of operations as a result of these restrictions.

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

     In January 2002, the United States Supreme Court ruled that, in addition to the United States Coast Guard, the Occupational Safety and Health Administration has the authority to regulate working conditions aboard certain types of vessels which include the Company's fishing vessels. The eventual implementation of this ruling (which is expected to occur over a period of years) is expected to result in additional safety requirements and procedures for the Company's vessels. It is possible that the costs of these requirements and procedures could be material.

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

Significant Accounting Policies

     The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein, including estimates about the effects of matters or future events that are inherently uncertain. The most significant of these involving difficult or complex judgments in any particular period involve the costing of inventory including inventory lower-of-cost or market-value-analyses and the Company's accounting for various losses on self-insurance retentions.

     Inventory is stated at the lower of cost or market. The Company's fishing season runs from mid-April to the first of November in the Gulf of Mexico and from the beginning of May into December in the Atlantic. Government regulations preclude the Company from fishing during the off-seasons.

     The Company's inventory cost system considers all costs associated with an annual fish catch and its processing, both variable and fixed and including both costs incurred during the off-season and during the fishing season. The Company's costing system allocates cost to inventory quantities on a per unit basis as calculated by a formula that considers total estimated inventoriable costs for a fishing season (including off-season costs) to total estimated fish catch and the relative fair market value of the individual products produced. The Company adjusts the cost of sales, off-season costs and inventory balances at the end of each quarter based on revised estimates of total inventoriable costs and fish catch. The Company's lower-of-cost or market-value-analyses at year-end and at interim periods compares to total estimated per unit production cost of the Company's expected production to the projected per unit market prices of the products. The impairment analyses involve estimates of, among other things, future fish catches and related costs, and expected commodity prices for the fish products. These estimates, which management believes are reasonable and supportable, involve estimates of future activities and events which are inherently imprecise and for which actual results may differ.

     During the off-seasons, in connection with the upcoming fishing seasons, the Company incurs costs (i.e., plant and vessel related labor, utilities, rent, repairs and depreciation) that are directly related to the Company's infrastructure. These costs accumulate in inventory and are applied as elements of the cost of production of the Company's products throughout the fishing season ratably based on the Company's monthly fish catch and the expected total fish catch for the season.

     As mentioned previously, the Company carries insurance for certain losses relating to its vessels and Jones Act liabilities for employees aboard its vessels. The Company provides reserves for those portions of the AAD for which the Company remains responsible by using an estimation process that considers Company specific and industry data as well as management's experience assumptions and consultation with outside counsel. Management's current estimated range of liabilities related to such cases is based on claims for which management can estimate the amount and range of loss. The Company has recorded the minimum estimated liability related to those claims, where there is a range of loss. As additional information becomes available, the Company will assess the potential liability related to its pending litigation and revise its estimates. Such revisions in estimates of the potential liability could materially impact the Company's results of operations and financial position.

Results of Operations

     The following table sets forth as a percentage of revenues certain items of the Company's operations for each of the indicated periods.

                                                          Three Months Ended
                                                               March 31,
                                                     -------------------------------
                                                         2002              2001
                                                     -------------     -------------
Revenues....................................               100.0%            100.0%
Cost of sales...............................                72.1              94.7
                                                     -------------     -------------
Gross profit................................                27.9               5.3
Selling, general and administrative expense.                 8.8               7.9
                                                     -------------     -------------
Operating income (loss).....................                19.1              (2.6)
Interest expense, net.......................                (0.7)             (0.7)
Other income (expense), net.................                (0.2)              0.2
                                                     -------------     -------------
Income (loss) before income taxes...........                18.2              (3.1)
Provision (benefit) for income taxes........                 6.5              (1.1)
                                                     -------------     -------------
Net income (loss)...........................                11.7              (2.0)
                                                     =============     =============


Interim Results for the First Quarters ended March 31, 2002 and March 31, 2001

     Revenues. For the quarter ended March 31, 2002, revenues increased $4.5 million from $19.0 million in the quarter ended March 31, 2001 to $23.5 million. The revenue increase was primarily due to higher sales prices of 18.1% and 79.0% for the Company's fish meal and fish oil, respectively, partially offset by a reduction in volumes sold in the recent quarter as compared to the prior year quarter. The Company attributes the higher fish meal and fish oil prices to strong worldwide demand for protein meal and competing oil markets rebounding from historic low levels.

     Cost of Sales. Cost of sales, including depreciation and amortization, for the current quarter ended March 31, 2002 was $16.9 million, a 6.0% decrease from $18.0 million in the previous quarter ended March 31, 2001. Cost of sales as a percent of revenues was 72.1% and 94.7% in the quarters ended March 31, 2002 and 2001, respectively. The decrease in cost of sales as a percentage of revenues was primarily due to higher sales prices of 18.1% and 79.0% for the Company's fish meal and fish oil, respectively. The cost of sales per unit of volumes sold remained relatively unchanged between the quarters.

     Gross Profit. Gross profit increased $5.5 million or 549.0% from $1.0 million in the quarter ended March 31, 2001 to $6.6 million in the current quarter ended March 31, 2002. As a percentage of revenues, the Company's gross profit margin increased 22.6% in the first quarter ended March 31, 2002 as compared to the first quarter of the prior fiscal year. The increase in gross profit margin was primarily due to the higher selling prices the Company received for its fish meal and fish oil compared to the same period in the prior fiscal year.

     Selling, general and administrative expenses. Selling, general, and administrative expenses increased $560,000 or 37.1% from $1.5 million in the first quarter ended March 31, 2001 as compared to $2.1 million in the current quarter ended March 31, 2002. This increase was attributable to increases in uncollectible accounts receivables, advertising expenses and employee-related costs.

     Operating income (loss). As a result of the factors discussed above, the Company's operating income increased $4.9 million from an operating loss of $498,000 in the first quarter of 2001. As a percentage of revenues, operating income increased 21.7% for the current quarter ended March 31, 2002.

     Interest expense, net. Interest expense, net increased by $36,000 in the quarter ended March 31, 2002 as compared to the quarter ended March 31, 2001. The increase in interest expense, net was due to a decrease in the average interest rate the Company earned on its investments during the quarter ended March 31, 2002 as compared to the quarter ended March 31, 2001.

     Other expense, net. Other expense, net increased $92,000 in the current quarter ended March 31, 2002 as compared to the quarter ended March 31, 2001. This increase in other expense in the current quarter ended March 31, 2002 as compared to the quarter ended March 31, 2001 was the result of a gain on the disposal of miscellaneous assets recognized during the previous quarter ended March 31, 2001.

     Benefit for income taxes. The Company recorded a $1,535,000 provision for income taxes for the quarter ended March 31, 2002. This represents an effective tax rate of 36.0% on $4.3 million of income for the quarter ended March 31, 2002 compared to a $212,000 tax benefit for income tax in the quarter ended March 31, 2001, representing an effective tax rate of 36.0%. The effective tax rate approximates the applicable combined state and federal statutory tax rates for the respective periods.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     The Company is involved in various claims and disputes arising in the normal course of business, including claims made by employees under the Jones Act which generally are covered by the Company's insurance. The Company believes that it has adequate insurance coverage for all existing matters and that the outcome of all pending proceedings, individually and in the aggregate, will not have a material adverse effect upon the Company's business, results of operations, cash flows or financial position. See also Note 4 to Consolidated Financial Statements in Part I - Item 1.

Item 2. Changes in Securities and Use of Proceeds

     None

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

     In April 2002, Malcolm I. Glazer resigned as a director of the Company. On April 10, 2002, the Board of Directors elected Darcie Glazer, 33, of New York City, as a Class II Director of the Company. The Class II term expires in 2003. Ms. Glazer is daughter of Malcolm I. Glazer and the brother of Avram Glazer, the Company's Chairman of the Board.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits:

     None

     (b) Reports on Form 8-K:

     None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        OMEGA PROTEIN CORPORATION
                                              (Registrant)




May 1, 2002                     By:    /s/ ROBERT W. STOCKTON
                                      ----------------------------------
                                      (Executive Vice President, Chief
                                      Financial Officer and Corporate Secretary)