Form 10-Q
period 2002-06-30
OMEGA PROTEIN CORP
filed 2002-07-31
CIK 1053650

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

                  For the quarterly period ended June 30, 2002


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
     Number of shares outstanding of the Registrant's Common Stock, par value $0.01 per share, on July 30, 2002: 23,964,896

================================================================================

                            OMEGA PROTEIN CORPORATION
                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Unaudited Condensed Consolidated Balance Sheet as of June 30, 2002
            and December 31, 2001 .................................................................   3
         Unaudited Condensed Consolidated Statement of Operations for the
            three months and six months ended June 30, 2002 and 2001 ..............................   4
         Unaudited Condensed Consolidated Statement of Cash Flows for the
            six months ended June 30, 2002 and 2001 ...............................................   5
         Notes to Unaudited Condensed Consolidated Financial Statements ...........................   6

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations ..................................................................  14

Item 3.   Quantitative and Qualitative Disclosures About Market Risk ..............................  24

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ........................................................................  24

Item 2.  Changes in Securities and Use of Proceeds ................................................  24

Item 3.  Defaults Upon Senior Securities ..........................................................  24

Item 4.  Submission of Matters to a Vote of Security Holders ......................................  24

Item 5.  Other Information ........................................................................  25

Item 6.  Exhibits and Reports on Form 8-K .........................................................  25

Signatures ........................................................................................  26

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements and Notes

                            OMEGA PROTEIN CORPORATION
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET


                                                                                   June 30,           December 31,
                                                                                     2002                 2001
                                                                                 ------------        --------------
                                                                                          (in thousands)
                                  ASSETS
                                  ------
Current assets:
    Cash and cash equivalents .................................................     $ 27,095            $  21,813
    Receivables, net ..........................................................       13,663                7,636
    Inventories ...............................................................       39,560               37,670
    Deferred tax assets, net ..................................................        2,975                2,062
    Prepaid expenses and other current assets .................................        1,963                1,256
                                                                                    --------            ---------
           Total current assets ...............................................       85,256               70,437

Other assets ..................................................................        6,584                7,107
Deferred tax assets, net ......................................................          951                5,653
Property and equipment, net ...................................................       82,313               82,030
                                                                                    --------            ---------
                Total assets ..................................................     $175,104            $ 165,227
                                                                                    ========            =========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
                   ------------------------------------
Current liabilities:
    Current maturities of long-term debt ......................................     $  1,231            $   1,296
    Accounts payable ..........................................................        3,435                1,518
    Accrued liabilities .......................................................       16,489               13,407
                                                                                    --------            ---------
        Total current liabilities .............................................       21,155               16,221
Long-term debt ................................................................       14,884               15,510
Other long-term liabilities ...................................................        5,717                6,051
                                                                                    --------            ---------
 Total liabilities ............................................................       41,756               37,782
                                                                                    --------            ---------
Commitments and contingencies

Stockholders' equity:
    Preferred stock, $0.01 par value; authorized 10,000,000 shares; none
        issued ................................................................            -                    -
    Common stock, $0.01 par value; authorized 80,000,000 shares; 24,375,436
        shares and 24,362,415 shares issued and outstanding, respectively .....          244                  244
    Capital in excess of par value ............................................      111,992              111,959
    Retained earnings .........................................................       26,920               21,270
    Accumulated other comprehensive loss ......................................       (3,773)              (3,993)
    Common stock in treasury, at cost - 413,100 shares ........................       (2,035)              (2,035)
                                                                                    --------            ---------
        Total stockholders' equity ............................................      133,348              127,445
                                                                                    --------            ---------
                 Total liabilities and stockholders' equity ...................     $175,104            $ 165,227
                                                                                    ========            =========



          The accompanying notes are an integral part of the unaudited condensed consolidated statements.

                            OMEGA PROTEIN CORPORATION
            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS


                                                                       Three Months Ended                   Six Months Ended
                                                                            June 30,                            June 30,
                                                                ----------------------------------   -------------------------------
                                                                     2002               2001              2002             2001
                                                                ---------------    ---------------   ---------------  --------------
                                                                              (in thousands, except per share amounts)
Revenues ....................................................       $27,237           $18,992             $50,716          $38,015
Cost of sales ...............................................        20,331            17,011              37,255           35,024
                                                                    -------           -------             -------          -------
Gross profit ................................................         6,906             1,981              13,461            2,991

Selling, general, and administrative expense ................         2,161             2,633               4,229            4,141
                                                                    -------           -------             -------          -------
Operating income (loss) .....................................         4,745              (652)              9,232           (1,150)

Interest income (expense), net ..............................          (144)             (120)               (311)            (251)
Other (expense), net ........................................           (44)              (50)                (96)             (10)
                                                                    -------           -------             -------          -------
Income (loss) before income taxes ...........................         4,557              (822)              8,825           (1,411)
Provision (benefit) for income taxes ........................         1,640              (295)              3,175             (507)
                                                                    -------           -------             -------          -------
Net income (loss) ...........................................       $ 2,917           $  (527)            $ 5,650          $  (904)
                                                                    =======           =======             =======          =======
Basic earnings (loss) per share .............................       $  0.12           $ (0.02)            $  0.23          $ (0.04)
                                                                    =======           =======             =======          =======
Average common shares outstanding ...........................        23,959            23,934              23,956           23,930
                                                                    =======           =======             =======          =======
Diluted earnings (loss) per share ...........................       $  0.12           $ (0.02)            $  0.23          $ (0.04)
                                                                    =======           =======             =======          =======
Average common shares and common share equivalents
   outstanding ..............................................        25,108            23,934              24,979           23,930
                                                                    =======           =======             =======          =======



          The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                            OMEGA PROTEIN CORPORATION
            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS



                                                                                      Six Months Ended
                                                                                          June 30,
                                                                             -----------------------------------
                                                                                 2002                  2001
                                                                             ----------------   ----------------
                                                                                       (in thousands)
Cash flows provided by (used in) operating activities:
    Net income (loss) ....................................................     $ 5,650                 $  (904)
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        Gain on disposal of assets, net ..................................          (8)                   (132)
        Provision for losses on receivables ..............................         383                     871
        Depreciation and amortization ....................................       5,017                   4,926
        Deferred income taxes ............................................       3,789                    (508)
        Changes in assets and liabilities:
            Receivables ..................................................      (6,042)                    592
            Inventories ..................................................      (1,890)                  1,341
            Accounts payable and accrued liabilities .....................       4,999                   2,869
            Other, net ...................................................      (1,700)                    247
                                                                               -------                 -------
                 Total adjustments .......................................       4,548                  10,206
                                                                               -------                 -------
                 Net cash provided by operating activities ...............      10,198                   9,302
                                                                               -------                 -------
Cash flows used in investing activities:
     Proceeds from sale of assets, net ...................................          23                     290
     Capital expenditures ................................................      (4,248)                   (460)
                                                                               -------                 -------
                 Net cash used in investing activities ...................      (4,225)                   (170)
                                                                               -------                 -------
Cash flows used in financing activities:
    Principal payments of short and long-term debt obligations ...........        (691)                   (605)
    Proceeds from borrowings .............................................           -                      72
                                                                               -------                 -------
Net cash used in financing activities ....................................        (691)                   (533)
                                                                               -------                 -------
Net increase in cash and cash equivalents ................................       5,282                   8,599
Cash and cash equivalents at beginning of year ...........................      21,813                   7,403
                                                                               -------                 -------
Cash and cash equivalents at end of period ...............................     $27,095                 $16,002
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

     In the opinion of management the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of June 30, 2002, and the results of its operations and its cash flows for the six-month periods ended June 30, 2002 and 2001. Operating results for the six-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

     The Company's inventory cost system considers all costs associated with an annual fish catch and its processing, both variable and fixed, and including both costs incurred during the off-season and during the fishing season. The Company's costing system allocates cost to inventory quantities on a per unit basis as calculated by a formula that considers total estimated inventoriable costs for a fishing season (including off-season costs) to total estimated fish catch and the relative fair market value of the individual products produced. The Company adjusts the cost of sales, deferred costs (the majority of which are off-season costs) and inventory balances at the end of each quarter based on revised estimates of total inventoriable costs and fish catch. The Company's lower-of-cost or market-value analyses at year-end and at interim periods compares the total estimated per unit production cost of the Company's expected production to the projected per unit market prices of the products. The impairment analyses involve estimates of, among other things, future fish catches and related costs, and expected commodity prices for the fish products. These estimates, which management believes are reasonable and supportable, involve estimates of future activities and events which are inherently imprecise and for which actual results may differ.

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

Property, Equipment and Depreciation

     Property and equipment additions are recorded at cost. Depreciation of property and equipment is computed by the straight-line method at rates expected to amortize the cost of property and equipment, net of salvage value, over their estimated useful lives. Estimated useful lives of assets acquired new, determined as of the date of acquisition are as follows:

                                                                   Useful Lives
                                                                      (years)
                                                                  --------------
     Fishing vessels and fish processing plants ................       15-20
     Furniture, fixtures and other .............................        3-10

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

     On April 10, 2002 the Board of Directors authorized a plan to freeze the Company's pension plan in accordance with ERISA rules and regulations so that new employees, after July 31, 2002, will not be eligible to participate in the pension plan and further benefits will no longer accrue for existing participants. When this plan is fully implemented, it will have the effect of vesting all existing participants in their pension benefits in the plan.

Employee 401(k) Plan

     On April 10, 2002, the Board of Directors authorized the reinstatement of the Company's matching cash contribution to its 401(k) Plan, effective January 1, 2002, at levels previously in place prior to the suspension of the match in 2001.

Comprehensive Income

     SFAS No. 130, "Reporting Comprehensive Income," establishes a standard for reporting and displaying comprehensive income and its components within the financial statements. Comprehensive income includes charges and credits to equity that are not the result of transactions with shareholders. Comprehensive income is composed of two subsets -- net income and other comprehensive income. Included in other comprehensive income for the Company are minimum pension liability adjustments. These adjustments are accumulated within Stockholders' Equity under the caption Accumulated Other Comprehensive Loss.

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

     At June 30, 2002 and December 31, 2001, the Company had cash deposits concentrated primarily in one major bank. In addition, the Company had Certificates of Deposit and commercial quality grade A2P2 rated or better securities paper with companies and financial institutions. As a result of the foregoing, the Company believes that credit risk in such investments is minimal.

Earnings Per Share

     Basic earnings per share were computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share were computed by dividing net income (loss) by the sum of the weighted average number of common shares outstanding and the effect of any dilutive stock options.

Recently Issued Accounting Standards

     In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Exit or Disposal Activities." SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS No. 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002.

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

Note 2. Accounts Receivable

     Accounts receivable as of June 30, 2002 and December 31, 2001 are summarized as follows:

                                                                June 30,        December 31,
                                                                  2002              2001
                                                               ----------      --------------
                                                                       (in thousands)
    Trade .................................................     $11,723            $  6,265
    Insurance .............................................         327                 290
    Employee ..............................................         112                  37
    Income tax ............................................       1,473                 973
    Other .................................................         303                 331
                                                                --------           --------
    Total accounts receivable .............................      13,938               7,896

    Less: allowance for doubtful accounts .................        (275)               (260)
                                                                --------           --------
    Receivables, net ......................................     $13,663            $  7,636
                                                                 ========           ========

Note 3. Inventory

         The major classes of inventory as of June 30, 2002 and December 31, 2001 are summarized as follows:

                                                               June 30,            December 31,
                                                                 2002                  2001
                                                          -------------------   -------------------
                                                                       (in thousands)
         Fish meal .....................................       $   11,021              $  19,221
         Fish oil ......................................            4,961                  9,128
         Fish solubles .................................              276                    789
         Deferred inventory costs ......................           19,338                  4,127
         Other materials & supplies ....................            3,964                  4,405
                                                               ----------              ---------
         Total inventory ...............................       $   39,560              $  37,670
                                                               ==========              =========


Note 4. Other Assets

     Other assets as of June 30, 2002 and December 31, 2001 are summarized as follows:

                                                                          June 30,            December 31,
                                                                            2002                  2001
                                                                      ------------------    ------------------
                                                                                  (in thousands)
     Fishing nets ...................................................          $1,591                   $  835
     Prepaid pension cost ...........................................           2,424                    3,123
     Insurance receivable, net of allowance for doubtful accounts ...           1,707                    1,590
     Title XI loan origination fee ..................................             318                      357
     Note receivable ................................................             413                      471
     Deposits .......................................................             131                      731
                                                                              -------                  -------
     Total other assets .............................................          $6,584                   $7,107
                                                                              =======                  =======

     Amortization expense for fishing nets amounted to approximately $257,000 and $475,000 for the quarters ended June 30, 2002 and June 30, 2001, respectively.

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

     For the period from October 1, 1998 to March 31, 2000, the Company placed its Vessel Claims Insurance coverage with HIH Casualty and General Insurance, Ltd., an insurance company that is part of HIH Insurance Limited, the second largest insurance company in Australia ("HIH"). In April 2001, HIH petitioned a court in Australia to place it in provisional liquidation. The Company estimates, based on previous payments made by the Company and its existing reserves for open claims for the period covered by HIH, that HIH owes approximately $2.0 million either to the Company or on the Company's behalf. This amount could be adjusted upward or downward as additional claims and their corresponding reserves become finalized.

     The Company has put the trustees in the Australian liquidation proceedings on notice of its claims under its insurance policy. However, the Company believes that the ultimate outcome of the recovery against HIH cannot be assured at this time and that it is probable that a portion of these receivables will not be collectible. Accordingly, at June 30, 2002, the allowance for doubtful accounts applicable to the HIH receivable was $1.7 million.

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

Note 5. Property and Equipment

     Property and equipment at June 30, 2002 and December 31, 2001 are summarized as follows:

                                                                 June 30,            December 31,
                                                                   2002                  2001
                                                            -------------------   -------------------
                                                                         (in thousands)
     Land ..............................................        $    5,390             $   5,390
     Plant assets ......................................            69,656                69,674
     Fishing vessels ...................................            73,183                73,183
     Furniture and fixtures ............................             1,753                 1,837
     Other .............................................             5,475                 1,227
                                                                ----------             ---------
     Total property and equipment ......................           155,457               151,311

     Less: accumulated depreciation and impairment .....           (73,144)              (69,281)
                                                                ----------             ---------
     Property and equipment, net .......................        $   82,313             $  82,030
                                                                ==========             =========

     Depreciation expense for the quarters ended June 30, 2002 and June 30, 2001 was $4.0 million and $4.2 million, respectively.

Note 6. Notes Payable and Long-Term Debt

     At June 30, 2002 and December 31, 2001, the Company's long-term debt consisted of the following:

                                                                                                  June 30,        December 31,
                                                                                                    2002              2001
                                                                                             ---------------    -----------------
                                                                                                       (in thousands)

     U.S. government guaranteed obligations (Title XI loan) collateralized by a first lien on certain vessels and certain plant assets:
           Amounts due in installments through 2016, interest from 6.63% to 7.6% ..........        $ 15,088             $15,627
           Amounts due in installments through 2014, interest at Eurodollar rates of
             2.49% and 3.05% at June 30, 2002 and December 31, 2001,
             respectively, plus 4.5% ......................................................             973               1,013
     Other debt at 7.9% to 8.0% at June 30, 2002 and December 31, 2001, respectively ......              54                 166
                                                                                                   --------            --------
     Total debt ...........................................................................          16,115              16,806

                     Less current maturities ..............................................          (1,231)             (1,296)
                                                                                                   --------            --------
     Long-term debt .......................................................................        $ 14,884             $15,510
                                                                                                   ========             =======


         At June 30, 2002 and December 31, 2001, the estimated fair value of debt obligations approximated book value.

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

     On December 20, 2000 the Company entered into a three-year $20.0 million revolving credit agreement with Bank of America N.A. (the "Credit Facility"). Borrowings under this facility may be used for working capital and capital expenditures. Borrowings under the Credit Facility bears interest at a rate equal to (i) LIBOR plus 250 basis points or (ii) at the Company's option, the Bank's prime rate. The Credit Facility requires a per annum commitment fee of one-half of a percent (0.5%) on the daily average unused portion of the commitment of the Lender. The Credit Facility is collateralized by all of the Company's trade receivables, inventory and equipment. The Company and its subsidiaries are required to comply with certain financial covenants, including maintenance of a minimum tangible net worth and minimum EBITDA. In addition, the Credit Facility does not allow for the payment of cash dividends or stock repurchases and also limits capital expenditures and investments. Borrowings available from the Credit Facility are limited to the lesser of $20.0 million or a defined borrowing base. At June 30, 2002 and December 31, 2001, total available borrowings were limited to the defined borrowing base which was $16.3 million and $14.4 million, respectively. The borrowing base is further reduced by any outstanding letters of credit issued on the Company's behalf. At June 30, 2002 and December 31, 2001, the Company had outstanding letters of credit totaling approximately $2.6 million and $1.9 million, respectively, issued primarily in support of worker's compensation insurance programs. The Company is in compliance with the Credit Facility covenants at June 30, 2002. As of June 30, 2002 the Company had no cash borrowings outstanding under the Credit Facility. The Credit Facility expires on December 20, 2003.

Note 7. Accrued Liabilities

     Accrued liabilities as of June 30, 2002 and December 31, 2001 are summarized as follows:

                                                             June 30,           December 31,
                                                               2002                 2001
                                                        -------------------   ------------------
                                                                    (in thousands)
      Salary and benefits ...........................      $    7,479              $  4,985
      Insurance .....................................           5,856                 6,863
      Taxes, other than income tax ..................           1,049                    93
      Trade creditors ...............................           2,002                 1,375
      Other .........................................             103                    91
                                                           ----------              --------
      Total accrued liabilities .....................      $   16,489              $ 13,407
                                                           ==========              ========


Note 8. Comprehensive Income (Loss)

     The components of comprehensive income (loss) are as follows:

                                                     Three Months Ended                          Six Months Ended
                                                          June 30,                                   June 30,
                                              ----------------------------------         -----------------------------------
                                                 2002                   2001               2002                    2001
                                              ----------------   ---------------         ---------              ------------
                                                       (in thousands)                             (in thousands)
Net income (loss) ......................      $   2,917                $   (527)         $ 5,650                  $   (904)
Minimum pension liability
   adjustment, net of tax ..............            (11)                      -              220                         -
                                              ---------                --------          -------                  --------
Total comprehensive income (loss) ......      $   2,906                $   (527)         $ 5,870                  $   (904)
                                              =========                ========          =======                  ========

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

Tax Assessment

     The Company has informally been notified by representatives from the Vermillion Parish and St. Mary Parish tax authorities of undefined deficiencies in parish sales and use taxes for the Company's 1997 to 2000 tax years. As of July 30, 2002, the proposed adjustments to the parish sales and use tax returns for the calendar years ending 1997 through 2000 have not yet been assessed. The Company expects the proposed adjustments will claim additional tax, including penalties and interest through June 30, 2002 and has recorded a provision adequate to cover these adjustments. The Company intends to contest the proposed adjustments vigorously.

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

     The fish catch is processed into regular grade fish meal, specialty fish meals, fish oils and fish solubles at the Company's four operating plants located in Virginia, Mississippi and Louisiana. The Company owns 65 fishing vessels (41 of which are directly involved in the harvesting operations during Fiscal 2002) and owns 32 and leases 8 spotter aircraft (of which 34 are directly involved in the harvesting operations during fiscal 2002) that are used to harvest menhaden in coastal waters along the U.S. mid-Atlantic and Gulf of Mexico coasts. In 2000, the Company converted several of its fishing vessels to "carry vessels," which do not engage in active fishing but instead carry fish from the Company's offshore fishing vessels to its plants. Utilization of carry vessels increases the amount of time that certain of the Company's fishing vessels remain offshore fishing productive waters and therefore increases the Company's fish catch per vessel employed. The carry vessels have reduced crews and crew expenses and incur less maintenance cost than the actual fishing vessels. Additionally, the Company elected to cease its in-line processing operations at its Morgan City, Louisiana plant location prior to the Fiscal 2000 fishing season, and did not reopen the plant for the 2001 nor 2002 fishing seasons. Certain damaged processing equipment at this facility has been removed and scrapped. The closure of this plant did not impact the Company's continuing ability to process all its Gulf Coast production, even though fishing efforts were not reduced, since the Company had excess production capacity at its remaining three Gulf Coast plants. Warehousing operations are being conducted at the Morgan City facility until market conditions improve or other opportunities develop for the property.

     The Company's harvesting season generally extends from May through December on the mid-Atlantic coast and from April through the first of November on the Gulf coast. During the off season, the Company fills purchase orders from the inventory it has accumulated during the fishing season. Prices for the Company's products tend to be lower during the fishing season when product is more abundant than in the off season. Throughout the entire year, prices are often significantly influenced by supply and demand in world markets for competing products, particularly soybean meal for its fish meal products and vegetable oils and fats for its fish oil products when used as an alternative to vegetable oils and fats.

     During Fiscal 1999 and continuing through Fiscal 2000, world grain and oilseed markets were burdened by excess supplies relative to demand which, in turn, resulted in prices for most major commodities being sharply lower than in previous years. Correspondingly, the Company's product prices were adversely impacted during these periods, resulting in decreased gross margins. The depressed pricing conditions of Fiscal Years 1999 and 2000 continued into the early months of Fiscal 2001 before making modest reversals. These price increases continued throughout the remainder of Fiscal 2001 and were the result of diminished global fish meal and fish oil inventories as opposed to a stronger world demand for other competing products. Management believes that it is possible that these price increases have reached a plateau and stabilized at this time. Future product price volatility will depend upon the perceived international availability of fish meal and fish oil inventories. Accordingly, gross profit margins may vary in the future.

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

     Historically, approximately 35% to 40% of Omega's regular grade fish meal was sold on a two-to-six-month forward contract basis. The balance of regular grade and other products was substantially sold on a spot basis through purchase orders. The Company began a similar forward sales program for its specialty grade meals and crude fish oil for Fiscal 2002 due to increasing demand for these products. The Company's annual revenues are highly dependent on both annual fish catch and inventories and, in addition, inventory is generally carried over from one fiscal year to another fiscal year. The Company determines the level of inventory to be carried over based on prevailing market prices of the products and sales volume in the same fiscal year and sales volumes will fluctuate from quarter to quarter. The Company's fish meal products have a useable life of approximately one year from date of production. Practically, however, the Company typically attempts to empty its warehouses of the previous season's products by the second or third month of the new fishing season. The Company's crude fish oil products do not lose efficacy unless exposed to oxygen and therefore, their storage life typically is longer than that of fish meal.

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

     Omega had an unrestricted cash balance of $27.1 million at June 30, 2002, up $5.3 million from December 31, 2001. This increase was due primarily to operating profits as a result of higher selling prices for the Company's products, further enhanced by reduced harvesting costs. The Company's liquidity is greatly influenced by the selling prices received for its products. Should the Company experience decreased pricing in the future, as it experienced in Fiscal 1999 and Fiscal 2000, liquidity would decline and the Company would possibly have to utilize its working capital credit facility. The Company's long-term debt at June 30, 2002 and December 31, 2001 was $14.9 million and $15.5 million, respectively. Current maturities attributable to the Company's long-term debt were $1.2 million at June 30, 2002 and $1.3 million at December 31, 2001, respectively. The Company has not utilized its working capital credit facility other than for standby letters of credit.

     The following tables aggregate information about the Company's contractual cash obligations and other commercial commitments (in thousands) as of June 30, 2002:

                                                                     Payments Due by Period
                                              ----------------------------------------------------------------------
                                                             Less than       1 to 3         4 to 5        After 5
Contractual Cash Obligations                    Total          1 year         years         years          years
----------------------------                  -----------    -----------   ------------   -----------   ------------
Long Term Debt ..........................        $16,115       $1,231        $2,710         $3,054        $ 9,120
Operating Leases ........................          1,811          473           756            230            352
Minimum Pension Liability ...............          5,717            -             -              -          5,717
                                                 -------       ------        ------         ------        -------
Total Contractual Cash Obligations ......        $23,643       $1,704        $3,466         $3,284        $15,189
                                                 =======       ======        ======         ======        =======

                                                           Amount of Commitment Expiration Per Period
                                              ----------------------------------------------------------------------
                                                             Less than       1 to 3         4 to 5        After 5
Other Commercial Commitments                    Total          1 year         years         years          years
----------------------------                  -----------    -----------   ------------   -----------   ------------

Credit Facility (1) .....................      $13,749         $    -        $     -        $     -       $     -
Standby Letters of Credit ...............        2,560          2,560              -              -             -
                                               -------         ------        -------        -------       -------
Total Commercial Commitments ............      $16,309         $2,560        $     -        $     -       $     -
                                               =======         ======        =======        =======       =======


(1) As of June 30, 2002, the Company had no borrowings outstanding under the $20.0 million Credit Facility. The $20.0 million Credit Facility was limited to its defined borrowing base of $16.3 million, further reduced by outstanding standby letters of credit totaling $2.6 million.

     Investing activities used $4.2 million and $170,000 during the six month periods ending June 30, 2002 and 2001, respectively. The Company's investing activities consisted mainly of capital expenditures for equipment purchases and replacements in the six month periods ended June 30, 2002 and 2001. The Company anticipates making approximately $8.0 million of capital expenditures in Fiscal 2002, a significant portion of which will be used to refurbish vessels and plant assets and to repair certain equipment.

     If the Company elects to re-establish normal production at its Morgan City plant operations for fish meal, fish oil and fish solubles, then various components of the in-line processing equipment will have to be upgraded or replaced. Such equipment would include the driers, cookers and presses. It is estimated that replacement of this equipment would cost $2.0 to $3.0 million.

     Net financing activities used $691,000 and $533,000 to repay debt obligations during the six month periods ended June 30, 2002 and 2001, respectively.

     On December 20, 2000, the Company entered into a $20.0 million revolving credit agreement with Bank of America, N.A. (the "Credit Facility"). Under the Credit Facility the Company may make borrowings in a principal amount not to exceed $20.0 million at any time. Borrowings under this facility may be used to finance ongoing working capital needs, to make acquisitions, and to issue standby or commercial letters of credit. Interest accrues on borrowings that will be outstanding under the Credit Facility at either (i) LIBOR plus 250 basis points or (ii) at the Company's option, the Bank's prime rate. The Credit Facility is collateralized by all of the Company's trade receivables, inventory and equipment. The Company and its subsidiaries are required to comply with certain financial covenants, including maintenance of a minimum tangible net worth and maintenance of minimum EBITDA. Borrowings available from the Credit Facility are limited to the lesser of $20.0 million or a defined borrowing base. At June 30, 2002 and December 31, 2001, total available borrowings were limited to the defined borrowing base of $16.3 million and $14.4 million, respectively.

The borrowing base is further reduced by any outstanding letters of credit issued on the Company's behalf. In addition, the Credit Facility does not allow for the payment of cash dividends or stock repurchases and also limits capital expenditures and investments. Through June 30, 2002, the Company had made no borrowings under the Credit Facility other than for $2.6 million in standby letters of credit. The Credit Facility expires on December 20, 2003.

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

Significant Accounting Policies

     The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein, including estimates about the effects of matters or future events that are inherently uncertain. The most significant of these involving difficult or complex judgments in any particular period involve the costing of inventory including inventory lower-of-cost or market-value analyses and the Company's accounting for various losses on self-insurance retentions.

     Inventory is stated at the lower of cost or market. The Company's fishing season runs from mid-April to the first of November in the Gulf of Mexico and from the beginning of May into December in the Atlantic. Government regulations preclude the Company from fishing during the off-seasons.

     The Company's inventory cost system considers all costs associated with an annual fish catch and its processing, both variable and fixed and including both costs incurred during the off-season and during the fishing season. The Company's costing system allocates cost to inventory quantities on a per unit basis as calculated by a formula that considers total estimated inventoriable costs for a fishing season (including off-season costs) to total estimated fish catch and the relative fair market value of the individual products produced. The Company adjusts the cost of sales, deferred costs (the majority of which are off-season costs) and inventory balances at the end of each quarter based on revised estimates of total inventoriable costs and fish catch. The Company's lower-of-cost or market-value analyses at year-end and at interim periods compares the total estimated per unit production cost of the Company's expected production to the projected per unit market prices of the products. The impairment analyses involve estimates of, among other things, future fish catches and related costs, and expected commodity prices for the fish products. These estimates, which management believes are reasonable and supportable, involve estimates of future activities and events which are inherently imprecise and for which actual results may differ.

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

Results of Operations

     The following table sets forth as a percentage of revenues certain items of the Company's operations for each of the indicated periods.

                                                           Three Months Ended                  Six Months Ended
                                                                June 30,                           June 30,
                                                     -------------------------------     ------------------------------
                                                         2002              2001              2002             2001
                                                     -------------     -------------     -------------    -------------
Revenues .........................................      100.0%            100.0%            100.0%           100.0%
Cost of sales ....................................       74.6              89.6              73.5             92.1
                                                        -----             -----             -----            -----
Gross profit .....................................       25.4              10.4              26.5              7.9
Selling, general and administrative expense ......        7.9              13.8               8.3             10.9
                                                        -----             -----             -----            -----
Operating income (loss) ..........................       17.5              (3.4)             18.2             (3.0)
Interest income (expense), net ...................       (0.5)             (0.6)             (0.6)            (0.7)
Other income (expense), net ......................       (0.2)             (0.3)             (0.2)            (0.0)
                                                        -----             -----             -----            -----
Income (loss) before income taxes ................       16.8              (4.3)             17.4             (3.7)
Provision (benefit) for income taxes .............        6.1              (1.5)              6.3             (1.3)
                                                        -----             -----             -----            -----
Net income (loss) ................................       10.7              (2.8)             11.1             (2.4)
                                                        =====             =====             =====            =====


Interim Results for the Second Quarters ended June 30, 2002 and June 30, 2001

     Revenues. For the quarter ended June 30, 2002, revenues increased $8.2 million from $19.0 million in the quarter ended June 30, 2001 to $27.2 million. The revenue increase was primarily due to higher sales prices of 35.7% and 56.6% for the Company's fish meal and fish oil, respectively, along with a 29.4% increase in fish oil volume sold. The Company attributes the higher fish meal prices, fish oil prices and fish oil volumes to strong worldwide demand for fish meal and competing oil markets rebounding from historic low levels.

     Cost of Sales. Cost of sales, including depreciation and amortization, for the current quarter ended June 30, 2002 was $20.3 million, a 19.5% increase from $17.0 million in the previous quarter ended June 30, 2001. Cost of sales as a percentage of revenues was 74.6% and 89.6% in the quarters ended June 30, 2002 and 2001, respectively. The decrease in cost of sales as a percentage of revenues was primarily due to higher sales prices of 35.7% and 56.6% for the Company's fish meal and fish oil, respectively.

     Gross Profit. Gross profit increased $4.9 million or 248.6% from $2.0 million in the quarter ended June 30, 2001 to $6.9 million in the current quarter ended June 30, 2002. As a percentage of revenues, the Company's gross profit margin increased 15.0% in the second quarter ended June 30, 2002 as compared to the second quarter of the prior fiscal year. The increase in gross profit margin was primarily due to the higher selling prices the Company received for its fish meal and fish oil compared to the same period in the prior fiscal year.

     Selling, general and administrative expenses. Selling, general, and administrative expenses decreased $472,000 or 17.9% from $2.6 million in the three month period ended June 30, 2001 as compared to $2.2 million in the current quarter ended June 30, 2002. This decrease was primarily attributable to a $634,000 decrease in the provision for uncollectible insurance accounts receivables, offset by higher advertising and employee related costs in the current quarter ended June 30, 2002 as compared to the previous quarter ended June 30, 2001.

     Operating income (loss). As a result of the factors discussed above, the Company's operating income increased $5.4 million from an operating loss of $652,000 in the quarter ended June 30, 2001. As a percentage of revenues, operating income increased 20.9% for the current quarter ended June 30, 2002.

     Interest expense, net. Interest expense, net increased by $24,000 in the quarter ended June 30, 2002 as compared to the quarter ended June 30, 2001. The increase in interest expense, net was due to a decrease in the average interest rate the Company earned on its investments during the quarter ended June 30, 2002 as compared to the quarter ended June 30, 2001.

     Provision (benefit) for income taxes. The Company recorded a $1.6 million provision for income taxes for the quarter ended June 30, 2002. This represents an effective tax rate of 36.0% on $4.6 million of income for the quarter ended June 30, 2002 compared to a $295,000 tax benefit for income tax in the quarter ended June 30, 2001, representing an effective tax rate of 36.0%. The effective tax rate approximates the applicable combined state and federal statutory tax rates for the respective periods.

Interim Results for the Six Months ended June 30, 2002 and June 30, 2001

     Revenues. For the six months ended June 30, 2002, revenues increased $12.7 million or 33.4% from $38.0 million for the six months ended June 30, 2001 to $50.7 million for the six months ended June 30, 2002. The revenue increase was primarily due to higher sales prices of 18.0% and 67.6% for the Company's fish meal and fish oil respectively, along with a 15.5% increase in fish oil volume sold. The Company attributes the higher fish meal prices, fish oil prices and fish oil volumes to strong worldwide demand for fish meal and competing oil markets rebounding from historic low levels.

     Cost of Sales. Cost of sales, including depreciation and amortization, for the six months ended June 30, 2002 was $37.3 million, a $2.2 million or a 6.4% increase from $35.0 million for the comparable six month period ending June 30, 2001. Cost of sales as a percentage of revenues was 73.5% and 92.1% for the six months ended June 30, 2002 and June 30, 2001, respectively. The decrease in cost of sales as a percentage of revenues was primarily due to higher sales prices of 18.0% and 67.6% for the Company's fish meal and oil, respectively.

     Gross Profit. Gross profit increased $10.5 million or 350.0% from $2.9 million for the six months ended June 30, 2001 to $13.5 million for the six months ended June 30, 2002. As a percentage of revenues the Company's gross profit margin increased 18.6% in the current six month period ended June 30, 2002 as compared to the six month period ended June 30, 2001. The increase in gross profit margin was primarily due to the higher selling prices the Company received for its fish meal and fish oil compared to the same period in the prior fiscal year.

     Selling, general, and administrative expenses. Selling, general, and administrative expenses increased $88,000 or 2.1% from $4.1 million for the six months ended June 30, 2001 as compared to $4.2 million for the current six months ended June 30, 2002. This increase was attributable to increased advertising expenses and employee-related costs.

     Operating income (loss). As a result of the factors discussed above, the Company's operating income increased $10.4 million from an operating loss of $1.2 million for the six months ended June 30, 2001. As a percentage of revenues, operating income increased 21.2% for the six months ended June 30, 2002.

     Interest income (expense), net. Interest income (expense), net increased by $60,000 for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. The increase in interest expense was due to a decrease in the average interest rate the Company earned on its investments during the six months ended June 30, 2002 as compared to the prior period.

     Other income (expense), net. Other income (expense), net increased $86,000 for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. This increase in other expense was the result of a gain on the disposal of miscellaneous assets recognized during the previous six months ended June 30, 2001.

     Provision (benefit) for income taxes. The Company recorded a $3.2 million provision for income taxes for the six months ended June 30, 2002. This represents an effective tax rate of 36% on $8.8 million of income for the six months ended June 30, 2002 compared to $507,000 benefit for income tax for the six months ended June 30, 2001, representing an effective tax rate of 36%. The effective tax rate approximates the applicable combined state and federal statutory tax rates for the respective periods.

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

     Although the Company sells products in foreign countries, all of the Company's revenues are billed and paid for in U.S. dollars. As a result, management does not believe that the Company is exposed to any significant foreign country currency exchange risk, and the Company does not utilize market risk sensitive instruments to manage its exposure to this risk.

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

     None

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     On June 25, 2002, the Company held its 2002 Annual Meeting of Stockholders. The matters voted on at the meeting and the results of the meeting were as follows:

     A. Election of Class I Directors.

          Stockholders elected Dr. Gary L. Allee and Dr. William E. M. Lands as Class I Directors, in each case with 23,853,912 shares voted for and 40,400 shares that withheld authority for each individual. There were no broker non-votes. The Class I Directors term expires at the 2005 Annual Meeting of Stockholders.

          The Class II Directors, whose terms expire at the 2003 Annual Meeting of Stockholders, are Avram A. Glazer and Darcie S. Glazer. The Class III Directors whose terms expire at the 2004 Annual Meeting of Stockholders are Paul M. Kearns and Joseph L. von Rosenberg III.

     B. Ratification of Appointment of Independent Public Accountants.

     Stockholders ratified the appointment of PricewaterhouseCoopers, LLP as the Company's independent public accountants for the fiscal year ending December 31, 2002, with 23,882,307 shares voted for and 8,316 shares voted against. There were no broker non-votes.

Item 5. Other Information

     In April 2002, Malcolm I. Glazer resigned as a director of the Company. On April 10, 2002, the Board of Directors elected Darcie Glazer, 33, of New York City, as a Class II Director of the Company. The Class II term expires in 2003. Ms. Glazer is the daughter of Malcolm I. Glazer and the sister of Avram Glazer, the Company's Chairman of the Board.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          None

     (b) Reports on Form 8-K:

          None

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      OMEGA PROTEIN CORPORATION
                                            (Registrant)




July 31, 2002                       By:        /s/ ROBERT W. STOCKTON
                                         -------------------------------------
                                              (Executive Vice President,
                                             Chief Financial Officer and
                                                 Corporate Secretary)