Form 10-Q/A
period 2002-06-30
OMEGA PROTEIN CORP
filed 2002-07-31
CIK 1053650

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                              ---------------------


                                   FORM 10-Q/A

                                 Amendment No. 1

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

                                PRELIMINARY NOTE

     This Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q for the period ending June 30, 2002 is being filed solely to include as Exhibit 99.1 the certification required by Section 906 of the Sarbanes-Oxley Act of 2002, which became effective on July 30, 2002, and to disclose such certification. No revisions have been made to the Registrant's financial statements or any other disclosure contained in such Quarterly Report.

PART II. OTHER INFORMATION

Item 5. Other Information

     The Chief Executive Officer and Chief Financial Officer of the Company have certified that the Quarterly Report of the Company on Form 10-Q for the quarterly period ended June 30, 2002 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C.
(ss) 78m or (ss) 78o(d)) and that information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits:

          99.1 Certification of Chief Executive Officer and Chief Financial Officer

     (b) Reports on Form 8-K:

          None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      OMEGA PROTEIN CORPORATION
                                            (Registrant)



July 31, 2002                         By:       /s/ ROBERT W. STOCKTON
                                         ---------------------------------------
                                              (Executive Vice President,
                                              Chief Financial Officer and
                                                 Corporate Secretary)