Form 10-Q
period 2002-09-30
OMEGA PROTEIN CORP
filed 2002-10-30
CIK 1053650

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

                For the quarterly period ended September 30, 2002


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

                                -----------------


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No__.

     Number of shares outstanding of the Registrant's Common Stock, par value $0.01 per share, on October 30, 2002: 23,969,562

================================================================================

                            OMEGA PROTEIN CORPORATION
                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Unaudited Condensed Consolidated Balance Sheet as of September 30, 2002
            and December 31, 2001 .................................................       3
         Unaudited Condensed Consolidated Statement of Operations for the
            three months and nine months ended September 30, 2002 and 2001 ........       4
         Unaudited Condensed Consolidated Statement of Cash Flows for the
            nine months ended September 30, 2002 and 2001 .........................       5
         Notes to Unaudited Condensed Consolidated Financial Statements ...........       6

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations ..................................................      14

Item 3.   Quantitative and Qualitative Disclosures About Market Risk ..............      24

Item 4.  Controls and Procedures ..................................................      24


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ........................................................      24

Item 2.  Changes in Securities and Use of Proceeds ................................      25

Item 3.  Defaults Upon Senior Securities ..........................................      25

Item 4.  Submission of Matters to a Vote of Security Holders ......................      25

Item 5.  Other Information ........................................................      25

Item 6.  Exhibits and Reports on Form 8-K .........................................      25

Signatures ........................................................................      26

Certifications ....................................................................      27


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements and Notes

                            OMEGA PROTEIN CORPORATION
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

                                                                                September 30,         December 31,
                                                                                     2002                 2001
                                                                              -------------------   ------------------
                                                                                          (in thousands)
                                  ASSETS
Current assets:
    Cash and cash equivalents .............................................      $  29,155              $  21,813
    Receivables, net ......................................................         14,187                  7,636
    Inventories ...........................................................         45,373                 37,670
    Deferred tax assets, net ..............................................          1,418                  2,062
    Prepaid expenses and other current assets .............................          1,590                  1,256
                                                                                 ---------              ---------
           Total current assets ...........................................         91,723                 70,437

Other assets ..............................................................          6,129                  7,107
Deferred tax assets, net ..................................................          1,130                  5,653
Property and equipment, net ...............................................         81,757                 82,030
                                                                                 ---------              ---------
                Total assets ..............................................      $ 180,739              $ 165,227
                                                                                 =========              =========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

    Current maturities of long-term debt ..................................      $   1,250              $   1,296
    Accounts payable ......................................................          2,218                  1,518
    Accrued liabilities ...................................................         20,030                 13,407
                                                                                 ---------              ---------
        Total current liabilities .........................................         23,498                 16,221
Long-term debt ............................................................         14,565                 15,510
Other long-term liabilities ...............................................          5,717                  6,051
                                                                                 ---------              ---------
 Total liabilities ........................................................         43,780                 37,782
                                                                                 ---------              ---------
Commitments and contingencies
Stockholders' equity:

    Preferred stock, $0.01 par value; authorized 10,000,000 shares; none
        issued.............................................................             --                     --
    Common stock, $0.01 par value; authorized 80,000,000 shares;
        24,377,996 shares and 24,362,415 shares issued and outstanding,
        respectively.......................................................            244                    244
    Capital in excess of par value ........................................        112,003                111,959
    Retained earnings .....................................................         30,520                 21,270
    Accumulated other comprehensive loss...................................         (3,773)                (3,993)
    Common stock in treasury, at cost - 413,100 shares.....................         (2,035)                (2,035)
                                                                                 ---------              ---------
        Total stockholders' equity ........................................        136,959                127,445
                                                                                 ---------              ---------
                 Total liabilities and stockholders' equity ...............      $ 180,739              $ 165,227
                                                                                 =========              =========


          The accompanying notes are an integral part of the unaudited condensed consolidated statements.

                            OMEGA PROTEIN CORPORATION
            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                                                       Three Months Ended                   Nine Months Ended
                                                                          September 30,                       September 30,
                                                                   --------------------------          --------------------------
                                                                     2002               2001              2002             2001
                                                                   --------          --------          --------          --------
                                                                              (in thousands, except per share amounts)
Revenues ...................................................       $ 34,992          $ 36,838          $ 85,708          $ 74,853
Cost of sales ..............................................         27,259            31,069            64,514            66,093
                                                                   --------          --------          --------          --------
Gross profit ...............................................          7,733             5,769            21,194             8,760
Selling, general, and administrative expense ...............          2,029             1,807             6,258             5,948
                                                                   --------          --------          --------          --------
Operating income ...........................................          5,704             3,962            14,936             2,812
Interest expense, net ......................................           (163)              (69)             (474)             (320)
Other expense, net .........................................            (65)              (56)             (161)              (66)
                                                                   --------          --------          --------          --------
Income before income taxes .................................          5,476             3,837            14,301             2,426
Provision for income taxes .................................          1,876               827             5,051               320
                                                                   --------          --------          --------          --------
Net income .................................................       $  3,600          $  3,010          $  9,250          $  2,106
                                                                   ========          ========          ========          ========
Basic earnings per share ...................................       $   0.15          $   0.13          $   0.38          $   0.09
                                                                   ========          ========          ========          ========
Average common shares outstanding ..........................         23,965            23,942            23,959            23,934
                                                                   ========          ========          ========          ========
Diluted earnings per share .................................       $   0.14          $   0.13          $   0.37          $   0.09
                                                                   ========          ========          ========          ========
Average common shares and common share equivalents
   outstanding .............................................         25,261            23,982            25,074            23,968
                                                                   ========          ========          ========          ========











          The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                            OMEGA PROTEIN CORPORATION
            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                              --------------------------------
                                                                                 2002                  2001
                                                                              --------                --------
                                                                                       (in thousands)
Cash flows provided by (used in) operating activities:
    Net income ......................................................         $  9,250                $  2,106
    Adjustments to reconcile net income to net cash provided by operating activities:
        Gain on disposal of assets, net .............................               (8)                   (150)
        Provision for losses on receivables .........................              406                     989
        Depreciation and amortization ...............................            7,690                   7,273
        Deferred income taxes .......................................            5,167                     694
        Changes in assets and liabilities:
            Receivables .............................................           (6,574)                 (9,331)
            Inventories .............................................           (7,703)                    (79)
            Accounts payable and accrued liabilities ................            7,323                   7,256
            Other, net ..............................................           (1,575)                    (55)
                                                                              --------                --------
                 Total adjustments ..................................            4,726                   6,597
                                                                              --------                --------
                 Net cash provided by operating activities ..........           13,976                   8,703
                                                                              --------                --------
Cash flows provided by (used in) investing activities:
    Proceeds from sale of assets, net ...............................               23                     387
    Capital expenditures ............................................           (5,666)                 (1,013)
                                                                              --------                --------
                 Net cash used in investing activities ..............           (5,643)                   (626)
                                                                              --------                --------
Cash flows provided by (used in) financing activities:
    Principal payments of short and long-term debt obligations ......             (991)                   (918)
    Proceeds from borrowings ........................................             --                        72
                                                                              --------                --------
Net cash used in financing activities ...............................             (991)                   (846)
                                                                              --------                --------
Net increase in cash and cash equivalents ...........................            7,342                   7,231
Cash and cash equivalents at beginning of year ......................           21,813                   7,403
                                                                              --------                --------
Cash and cash equivalents at end of period ..........................         $ 29,155                $ 14,634
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

                            OMEGA PROTEIN CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

Note 1. Significant Accounting Policies
        Summary of Operations and Basis of Presentation

Business Description

     Omega Protein Corporation ("Omega" or the "Company") produces and markets a variety of products produced from menhaden (herring-like fish found in commercial quantities in the U.S. coastal waters of the Atlantic Ocean and Gulf of Mexico) including regular grade and value added specialty fish meals, crude and refined fish oils and fish solubles. The Company's fish meal products are used as nutritional feed additives by animal feed manufacturers and by commercial livestock producers. Omega operates its own fleet of fishing vessels as well as four processing plants. The Company's crude fish oil is sold primarily to food producers in Europe and the Far East and its refined fish oil products, which are high in nutritionally desirable Omega-3 fatty acids, are used in a variety of foods for human consumption, as well as in aquaculture feeds and certain industrial applications. Fish solubles are sold as attractants for aquaculture feed and as organic fertilizers.

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

     In the opinion of management the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of September 30, 2002, and the results of its operations and its cash flows for the nine-month periods ended September 30, 2002 and 2001. Operating results for the nine-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002.

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

Accounting for the Impairment of Long-Lived Assets

     Effective January 1, 2002, the Company accounts for impairment of long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which was issued in October 2001. SFAS No. 144 supercedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". There was no impact on the Company's financial results from the adoption of SFAS No. 144. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible operational impairment. In accordance with SFAS No. 144, the Company uses an estimate of the future undiscounted net cash flows of the related asset or asset grouping over the remaining life in measuring whether its operating assets are recoverable. An impairment is recognized when future undiscounted cash flows of assets are estimated to be insufficient to recover their related carrying value. The Company considers continued operating losses, or significant and long-term changes in business conditions, to be its primary indicators of potential impairment. In measuring impairment, the Company looks to quoted market prices, if available, or the best information available in the circumstances.

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

Property, Equipment and Depreciation

     Property and equipment additions are recorded at cost. Depreciation of property and equipment is computed by the straight-line method at rates expected to amortize the cost of property and equipment, net of salvage value, over their estimated useful lives. Estimated useful lives of assets acquired new, determined as of the date of acquisition are as follows:

                                                         Useful Lives
                                                            (years)
                                                        ----------------
      Fishing vessels and fish processing plants             15-20
      Furniture, fixtures and other                           3-10

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

     At September 30, 2002 and December 31, 2001, the Company had cash deposits concentrated primarily in one major bank. In addition, the Company had Certificates of Deposit and commercial quality grade A2P2 rated or better securities paper with companies and financial institutions. As a result of the foregoing, the Company believes that credit risk in such investments is minimal.

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

Note 2. Accounts Receivable

     Accounts receivable as of September 30, 2002 and December 31, 2001 are summarized as follows:


                                                            September 30,          December 31,
                                                                2002                  2001
                                                         -------------------   -------------------
                                                                      (in thousands)
       Trade                                             $           12,733    $           6,265
       Insurance                                                        444                  290
       Employee                                                          88                   37
       Income tax                                                       935                  973
       Other                                                            270                  331
                                                         -------------------   -------------------
       Total accounts receivable                                     14,470                7,896

       Less: allowance for doubtful accounts                           (283)                (260)
                                                         -------------------   -------------------
       Receivables, net                                  $           14,187    $           7,636
                                                         ===================   ===================


Note 3. Inventory

     The major classes of inventory as of September 30, 2002 and December 31, 2001 are summarized as follows:


                                                                        September 30,         December 31,
                                                                            2002                  2001
                                                                      ------------------    ------------------
                                                                                  (in thousands)
Fish meal                                                             $          25,476     $         19,221
Fish oil                                                                         14,194                9,128
Fish solubles                                                                       564                  789
Deferred inventory costs                                                          1,707                4,127
Other materials & supplies                                                        3,432                4,405
                                                                      ------------------    ------------------
Total inventory                                                       $          45,373     $         37,670
                                                                      ==================    ==================


Note 4. Other Assets

     Other assets as of September 30, 2002 and December 31, 2001 are summarized as follows:

                                                                        September 30,         December 31,
                                                                            2002                  2001
                                                                      ------------------    ------------------
                                                                                  (in thousands)
Fishing nets                                                          $         1,323       $            835
Prepaid pension cost                                                            2,075                  3,123
Insurance receivable, net of allowance for doubtful accounts                    1,890                  1,590
Title XI loan origination fee                                                     299                    357
Note receivable                                                                   411                    471
Deposits                                                                          131                    731
                                                                      ------------------    ------------------
Total other assets                                                    $         6,129       $         7,107
                                                                      ==================    ==================


     Amortization expense for fishing nets amounted to approximately $552,000 and $603,000 for the nine months ended September 30, 2002 and September 30, 2001, respectively.

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

     The Company has put the trustees in the Australian liquidation proceedings on notice of its claims under its insurance policy. However, the Company believes that the ultimate outcome of the recovery against HIH cannot be assured at this time and that it is probable that a portion of these receivables will not be collectible. Accordingly, at September 30, 2002, the allowance for doubtful accounts applicable to the HIH receivable was $1.7 million.

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

Note 5. Property and Equipment

     Property and equipment at September 30, 2002 and December 31, 2001 are summarized as follows:

                                                                         September 30,          December 31,
                                                                              2002                  2001
                                                                       -------------------   -------------------
                                                                                    (in thousands)
                Land                                                   $           5,390     $          5,390
                Plant assets                                                      69,656               69,674
                Fishing vessels                                                   73,183               73,183
                Furniture and fixtures                                             1,753                1,837
                Other                                                              6,893                1,227
                                                                       -------------------   -------------------
                Total property and equipment                                     156,875              151,311

                Less: accumulated depreciation and impairment                    (75,118)             (69,281)
                                                                       -------------------   -------------------
                Property and equipment, net                            $          81,757     $         82,030
                                                                       ===================   ===================



     Depreciation expense for the nine months ended September 30, 2002 and September 30, 2001 was approximately $5.9 million and $6.3 million, respectively.

Note 6. Notes Payable and Long-Term Debt

     At September 30, 2002 and December 31, 2001, the Company's long-term debt consisted of the following:

                                                                                           September 30,      December 31,
                                                                                               2002              2001
                                                                                        -----------------  -----------------
                                                                                                  (in thousands)
U.S. government guaranteed obligations (Title XI loan) collateralized by a first lien on certain vessels and certain plant assets:
      Amounts due in installments through 2016, interest from 6.63% to 7.6%             $          14,812   $         15,627
      Amounts due in installments through 2014, interest at Eurodollar rates of
        2.31% and 3.05% at September 30, 2002 and December 31, 2001,
        respectively, plus 4.5%                                                                       954              1,013

Other debt at 7.9% to 8.0% at September 30, 2002 and December 31, 2001, respectively                   49                166
                                                                                        ------------------- -----------------
Total debt                                                                                         15,815             16,806

                Less current maturities                                                            (1,250)            (1,296)
                                                                                        ------------------- -----------------
Long-term debt                                                                          $          14,565   $         15,510
                                                                                        =================== =================


     At September 30, 2002 and December 31, 2001, the estimated fair value of debt obligations approximated book value.

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

     On December 20, 2000 the Company entered into a three-year $20.0 million revolving credit agreement with Bank of America N.A. (the "Credit Facility"). Borrowings under this facility may be used for working capital and capital expenditures. Borrowings under the Credit Facility bear interest at a rate equal to (i) LIBOR plus 250 basis points or (ii) at the Company's option, the Bank's prime rate. The Credit Facility requires a per annum commitment fee of one-half of a percent (0.5%) on the daily average unused portion of the commitment of the Lender. The Credit Facility is collateralized by all of the Company's trade receivables, inventory and equipment. The Company and its subsidiaries are required to comply with certain financial covenants, including maintenance of a minimum tangible net worth and minimum EBITDA. In addition, the Credit Facility does not allow for the payment of cash dividends or stock repurchases and also limits capital expenditures and investments. Borrowings available from the Credit Facility are limited to the lesser of $20.0 million or a defined borrowing base. At September 30, 2002 and December 31, 2001, total available borrowings were limited to the defined borrowing base which was $19.2 million and $14.4 million, respectively. The borrowing base is further reduced by any outstanding letters of credit issued on the Company's behalf. At September 30, 2002 and December 31, 2001, the Company had outstanding letters of credit totaling approximately $2.6 million and $1.9 million, respectively, issued primarily in support of worker's compensation insurance programs. The Company is in compliance with the Credit Facility covenants at September 30, 2002. As of September 30, 2002 the Company had no cash borrowings outstanding under the Credit Facility. The Credit Facility expires on December 20, 2003.

Note 7. Accrued Liabilities

     Accrued liabilities as of September 30, 2002 and December 31, 2001 are summarized as follows:


                                                                September 30,         December 31,
                                                                     2002                 2001
                                                              -------------------   ------------------
                                                                          (in thousands)
Salary and benefits                                           $           11,458    $          4,985
Insurance                                                                  5,300               6,863
Taxes, other than income tax                                               1,517                  93
Trade creditors                                                            1,582               1,375
Other                                                                        173                  91
                                                              -------------------   ------------------
Total accrued liabilities                                     $           20,030     $        13,407
                                                              ===================   ==================


Note 8. Comprehensive Income

     The components of comprehensive income are as follows:



                                              Three Months Ended                               Nine Months Ended
                                                 September 30,                                   September 30,
                                  --------------------------------------------    --------------------------------------------
                                          2002                   2001                    2002                    2001
                                  ---------------------   --------------------    --------------------    --------------------
                                                (in thousands)                                  (in thousands)
Net income                        $           3,600        $           3,010      $             9,250     $             2,106
Minimum pension liability
   adjustment, net of tax                         -                        -                      220                       -
                                  ---------------------   --------------------    --------------------    --------------------
Total comprehensive income        $           3,600        $           3,010      $             9,470      $            2,106
                                  =====================   ====================    ====================    ====================

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

Tax Assessment

     The Company has informally been notified by representatives from the Vermillion Parish and St. Mary Parish tax authorities of undefined deficiencies in parish sales and use taxes for the Company's 1997 to 2000 tax years. As of October 30, 2002, the proposed adjustments to the parish sales and use tax returns for the calendar years ending 1997 through 2000 have not yet been assessed. The Company expects the proposed adjustments will claim additional tax, including penalties and interest through September 30, 2002 and has recorded a provision adequate to cover these adjustments. The Company intends to contest the proposed adjustments vigorously.

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

     Omega is the nation's largest producer of protein rich fish meal and fish oil. The Company's products are produced from menhaden (a herring-like fish found in commercial quantities), and includes regular grade and value-added specialty fish meals, crude and refined fish oils and fish solubles. The Company's fish meal products are used as high-protein feed additives by animal feed manufacturers and by commercial livestock and aquaculture growers. The Company's crude fish oil is sold to food producers in Europe and the Far East and its refined fish oil products, which are high in nutritionally desirable Omega-3 fatty acids, are used in a variety of foods for human consumption, as well as in aquaculture feeds and certain industrial applications. Fish solubles are sold as attractants for aquaculture feed and as organic fertilizers.

     The fish catch is processed into regular grade fish meal, specialty fish meals, fish oils and fish solubles at the Company's four operating plants located in Virginia, Mississippi and Louisiana. The Company owns 65 fishing vessels (41 of which are directly involved in the harvesting operations during Fiscal 2002) and owns 32 and leases 8 spotter aircraft (of which 34 are directly involved in the harvesting operations during fiscal 2002) that are used to harvest menhaden in coastal waters along the U.S. mid-Atlantic and Gulf of Mexico coasts. In 2000, the Company converted several of its fishing vessels to "carry vessels," which do not engage in active fishing but instead carry fish from the Company's offshore fishing vessels to its plants. Utilization of carry vessels increases the amount of time that certain of the Company's fishing vessels remain offshore fishing productive waters and therefore increases the Company's fish catch per vessel employed. The carry vessels have reduced crews and crew expenses and incur less maintenance cost than the actual fishing vessels. Additionally, the Company elected to cease its in-line processing operations at its Morgan City, Louisiana plant location prior to the Fiscal 2000 fishing season, and did not reopen the plant for the 2001 and 2002 fishing seasons. Certain damaged processing equipment at this facility has been removed and scrapped. The closure of this plant did not impact the Company's continuing ability to process all its Gulf Coast production, even though fishing efforts were not reduced, since the Company had excess production capacity at its remaining three Gulf Coast plants. Warehousing operations are being conducted at the Morgan City facility until market conditions improve or other opportunities develop for the property.

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

     Historically, approximately 35% to 40% of Omega's regular grade fish meal was sold on a two-to-six-month forward contract basis. The balance of regular grade fish meal and other products was substantially sold on a spot basis through purchase orders. The Company began a similar forward sales program for its specialty grade meals and crude fish oil for Fiscal 2002 due to increasing demand for these products. The Company's annual revenues are highly dependent on both annual fish catch and inventories and, in addition, inventory is generally carried over from one fiscal year to another fiscal year. The Company determines the level of inventory to be carried over based on prevailing market prices of the products and sales volumes will fluctuate from quarter to quarter and year to year. The Company's fish meal products have a useable life of approximately one year from date of production. However, the Company typically attempts to empty its warehouses of the previous season's meal products by the second or third month of the new fishing season. The Company's crude fish oil products do not lose efficacy unless exposed to oxygen and, therefore, their storage life typically is longer than that of fish meal.

     Omega has, from time to time, purchased fish meal and fish oil from other domestic and international manufacturers. Omega has generally resold those products to international customers. These purchase and resale transactions have been ancillary to the Company's base manufacturing and sales business and revenues resulting from these activities have historically not been material.

     During Fiscal 2002, the Company developed a business plan to expand its purchase and resale of other manufacturers' fish meal and fish oil products. In the third quarter, the Company engaged a full-time consultant to implement the Company's business plan which will focus initially on the purchase and resale of Mexican fish meal and fish oil. Through September 30, 2002, revenues generated from these types of transactions represented less than 1% of total Company revenues. The Company expects that operating margins from these activities will be less than margins generated from the Company's base domestic production. The Company's goal is to expand these purchases of other manufacturers' fish meal and fish oil to an annual volume of 10,000 to 20,000 metric tons.

     During Fiscal 1999 and continuing through Fiscal 2000, world grain and oilseed markets were burdened by excess supplies relative to demand which, in turn, resulted in prices for most major commodities being sharply lower than in previous years. Correspondingly, the Company's product prices were adversely impacted during these periods, resulting in decreased gross margins. The depressed pricing conditions of Fiscal Years 1999 and 2000 continued into the first half of Fiscal 2001 before making modest reversals. These price increases continued throughout the remainder of Fiscal 2001 and were the result of diminished global fish meal and fish oil inventories as opposed to a stronger world demand for other competing products. Fiscal 2002 prices have remained relatively stable throughout the year and management believes that it is possible that these price levels have reached a plateau and stabilized. Future product price volatility will depend upon the perceived international availability of fish meal and fish oil inventories. Accordingly, gross profit margins may vary in the future.

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

     Omega had an unrestricted cash balance of $29.2 million at September 30, 2002, up $7.4 million from December 31, 2001. This increase was due primarily to operating profits as a result of higher selling prices for the Company's products, further enhanced by reduced harvesting costs. The Company's liquidity is greatly influenced by the selling prices received for its products. Should the Company experience decreased pricing in the future, as it experienced in Fiscal 1999 and Fiscal 2000, liquidity would decline and the Company would possibly have to utilize its working capital credit facility. The Company's long-term debt at September 30, 2002 and December 31, 2001 was $14.6 million and $15.5 million, respectively. Current maturities attributable to the Company's long-term debt were $1.3 million at both September 30, 2002 and December 31, 2001. The Company has not utilized its working capital credit facility other than for standby letters of credit.

     The following tables aggregate information about the Company's contractual cash obligations and other commercial commitments (in thousands) as of September 30, 2002:


                                                                     Payments Due by Period
                                              ----------------------------------------------------------------------
                                                             Less than       1 to 3         4 to 5        After 5
Contractual Cash Obligations                    Total          1 year         years         years          years
-------------------------------------------   -----------    -----------   ------------   -----------   ------------
Long Term Debt                                $   15,815     $    1,250    $     2,751    $    3,105    $     8,709
Operating Leases                                   1,661            418            755           153            335
Minimum Pension Liability                          5,717              -              -             -          5,717
                                              -----------    -----------   ------------   -----------   ------------
Total Contractual Cash Obligations            $   23,193     $    1,668    $     3,506    $    3,258    $    14,761
                                              ===========    ===========   ============   ===========   ============

                                                           Amount of Commitment Expiration Per Period
                                              ----------------------------------------------------------------------
                                                             Less than       1 to 3         4 to 5        After 5
Other Commercial Commitments                    Total          1 year         years         years          years
-------------------------------------------   -----------    -----------   ------------   -----------   ------------
Credit Facility (1)                           $   16,592     $        -    $         -    $        -    $         -
Standby Letters of Credit                          2,607          2,607              -             -              -
                                              -----------    -----------   ------------   -----------   ------------
Total Commercial Commitments                  $   19,199     $    2,607    $         -    $        -    $         -
                                              ===========    ===========   ============   ===========   ============


(1) As of September 30, 2002, the Company had no cash borrowings outstanding under the $20.0 million Credit Facility. The $20.0 million Credit Facility was limited to its defined borrowing base of $19.2 million, further reduced by outstanding standby letters of credit totaling $2.6 million.

     Investing activities used $5.6 million and $626,000 during the nine month periods ending September 30, 2002 and 2001, respectively. The Company's investing activities consisted mainly of capital expenditures for equipment purchases and replacements in the nine month periods ended September 30, 2002 and 2001. The Company anticipates making approximately $8.0 million of capital expenditures in Fiscal 2002, a significant portion of which will be used to refurbish vessels and invest in plant and equipment, all made in the normal course of business.

     If the Company elects to re-establish normal production at its Morgan City plant operations for fish meal, fish oil and fish solubles, then various components of the in-line processing equipment will have to be upgraded or replaced. Such equipment would include the driers, cookers and presses. It is estimated that replacement of this equipment would cost $2.0 to $3.0 million.

     Net financing activities used $991,000 and $846,000 to repay debt obligations during the nine month periods ended September 30, 2002 and 2001, respectively.

     On December 20, 2000, the Company entered into a $20.0 million revolving credit agreement with Bank of America, N.A. (the "Credit Facility"). Under the Credit Facility the Company may make borrowings in a principal amount not to exceed $20.0 million at any time. Borrowings under this facility may be used to finance ongoing working capital needs, to make acquisitions, and to issue standby or commercial letters of credit. Interest accrues on borrowings that will be outstanding under the Credit Facility at either (i) LIBOR plus 250 basis points or (ii) at the Company's option, the Bank's prime rate. The Credit Facility is collateralized by all of the Company's trade receivables, inventory and equipment. The Company and its subsidiaries are required to comply with certain financial covenants, including maintenance of a minimum tangible net worth and maintenance of minimum EBITDA. Borrowings available from the Credit Facility are limited to the lesser of $20.0 million or a defined borrowing base. At September 30, 2002 and December 31, 2001, total available borrowings were limited to the defined borrowing base of $19.2 million and $14.4 million, respectively. The borrowing base is further reduced by any outstanding letters of credit issued on the Company's behalf. In addition, the Credit Facility does not allow for the payment of cash dividends or stock repurchases and also limits capital expenditures and investments. Through September 30, 2002, the Company had made no borrowings under the Credit Facility other than for $2.6 million in standby letters of credit. The Credit Facility expires on December 20, 2003.

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

     In September 2002, two of the three coastal counties in Mississippi submitted resolutions to the Mississippi Marine Resources Commission seeking to extend the menhaden no-fishing zone from one mile to two miles from shore. The third county submitted a resolution to the Commission opposing the resolutions. In September 2002, the Mississippi Marine Resources Commission voted to take no action on the resolutions at the current time and remanded the resolutions back to the counties for additional clarification. If the Commission were to extend the no-menhaden-fishing zone in Mississippi, that action could have a material adverse effect on the Company's results of operations.

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

     As mentioned previously, the Company carries insurance for certain losses relating to its vessels and Jones Act liabilities for employees aboard its vessels. The Company provides reserves for those portions of the AAD for which the Company remains responsible by using an estimation process that considers Company specific and industry data as well as management's experience, assumptions and consultation with outside counsel. Management's current estimated range of liabilities related to such cases is based on claims for which management can estimate the amount and range of loss. The Company has recorded the minimum estimated liability related to those claims, where there is a range of loss. As additional information becomes available, the Company will assess the potential liability related to its pending litigation and revise its estimates. Such revisions in estimates of the potential liability could materially impact the Company's results of operations and financial position.

Results of Operations

     The following table sets forth as a percentage of revenues certain items of the Company's operations for each of the indicated periods.


                                                           Three Months Ended                  Nine Months Ended
                                                             September 30,                       September 30,
                                                     -------------------------------     ------------------------------
                                                         2002              2001              2002             2001
                                                     -------------     -------------     -------------    -------------
Revenues                                                   100.0%           100.0%            100.0%           100.0%
Cost of sales                                               77.9             84.3              75.3             88.3
                                                     -------------     -------------     -------------    -------------
Gross profit                                                22.1             15.7              24.7             11.7

Selling, general and administrative expense                  5.8              4.9               7.3              8.0
                                                     -------------     -------------     -------------    -------------
Operating income (loss)                                     16.3             10.8              17.4              3.7

Interest income (expense), net                              (0.5)            (0.2)             (0.6)            (0.4)
Other income (expense), net                                 (0.2)            (0.2)             (0.1)            (0.1)
                                                     -------------     -------------     -------------    -------------
Income (loss) before income taxes                           15.6             10.4              16.7              3.2

Provision (benefit) for income taxes                         5.4              2.2               5.9              0.4
                                                     -------------     -------------     -------------    -------------
Net income (loss)                                           10.2              8.2              10.8              2.8
                                                     =============     =============     =============    =============


Interim Results for the Third Quarters ended September 30, 2002 and September 30, 2001

     Revenues. For the quarter ended September 30, 2002, revenues decreased $1.8 million from $36.8 million in the quarter ended September 30, 2001 to $35.0 million. The decrease in revenues was primarily due to lower sales volumes of 49.4% for the Company's fish oil products. This decrease was partially offset by higher sales prices of 13.7% and 43.2% for the Company's fish meal and fish oil, respectively. The Company attributes the higher fish meal and fish oil prices to strong worldwide demand for fish meal and oil. The lower fish oil volumes were primarily due to timing of shipments. Production of oil volumes between years has been relatively constant.

     Cost of Sales. Cost of sales, including depreciation and amortization, for the current quarter ended September 30, 2002 was $27.3 million, a 12.2% decrease from $31.1 million in the quarter ended September 30, 2001. Cost of sales as a percentage of revenues was 77.9% and 84.3% in the quarters ended September

30, 2002 and 2001, respectively. The decrease in cost of sales as a percentage of revenues was primarily due to higher sales prices of 13.7% and 43.2% for the Company's fish meal and fish oil, respectively.

     Gross Profit. Gross Profit increased $1.9 million or 34.0% from $5.8 million in the quarter ended September 30, 2001 to $7.7 million in the current quarter ended September 30, 2002. As a percentage of revenues, the Company's gross profit margin increased 6.4% in the third quarter ended September 30, 2002 as compared to the third quarter of the prior fiscal year. The increase in gross profit margin was primarily due to the higher selling prices the Company received for its fish meal and fish oil compared to the same period in the prior fiscal year.

     Selling, general and administrative expenses. Selling, general, and administrative expenses increased $222,000 or 12.3% from $1.8 million in the three month period ended September 30, 2001 as compared to $2.0 million in the current quarter ended September 30, 2002. The increase is due to increased employee related costs attributable to health-care and retirement programs in the current quarter ended September 30, 2002 as compared to the previous quarter ended September 30, 2001.

     Operating income. As a result of the factors discussed above, the Company's operating income in the third quarter of 2002 was $1.7 million greater than operating income of $4.0 million in the quarter ended September 30, 2001. As a percentage of revenues, operating income increased 5.5% for the current quarter ended September 30, 2002 from the comparable quarter in the prior fiscal year.

     Interest expense, net. Interest expense, net increased by $94,000 in the quarter ended September 30, 2002 as compared to the quarter ended September 30, 2001. The increase in interest expense, net was due to a decrease in the average interest rate the Company earned on its investments during the quarter ended September 30, 2002 as compared to the quarter ended September 30, 2001.

     Provision for income taxes. The Company recorded a $1.9 million provision for income taxes for the quarter ended September 30, 2002. This represents an effective tax rate of 35% on $5.5 million of income for the quarter ended September 30, 2002 compared to an $827,000 provision for income taxes for the quarter ended September 30, 2001. The provision for income taxes for the nine months ended September 30, 2001 included a deferred state tax benefit of $750,000.

Interim Results for the Nine Months ended September 30, 2002 and September 30, 2001

     Revenues. For the nine months ended September 30, 2002, revenues increased $10.8 million or 14.5% from $74.9 million for the nine months ended September 30, 2001 to $85.7 million for the nine months ended September 30, 2002. The revenue increase was primarily due to higher sales prices of 16.2% and 51.7% for the Company's fish meal and fish oil respectively. The Company attributes the higher fish meal and oil prices to strong worldwide demand for fish meal and competing fish oil markets rebounding from historic low levels.

     Cost of Sales. Cost of sales, including depreciation and amortization, for the nine months ended September 30, 2002 was $64.5 million, a $1.6 million or a 2.4% decrease from $66.1 million for the comparable nine month period ending September 30, 2001. Cost of sales as a percentage of revenues was 75.3% and 88.3% for the nine months ended September 30, 2002 and September 30, 2001, respectively. The decrease in cost of sales as a percentage of revenues was primarily due to higher sales prices of 16.2% and 51.7% for the Company's fish meal and oil, respectively.

     Gross Profit. Gross profit increased $12.4 million or 141.9% from $8.8 million for the nine months ended September 30, 2001 to $21.2 million for the nine months ended September 30, 2002. As a percentage of revenues, the Company's gross profit margin increased 13.0% in the current nine month period ended September 30, 2002 as compared to the nine month period ended September 30, 2001. The increase in gross profit margin was primarily due to the higher selling prices the Company received for its fish meal and fish oil compared to the same period in the prior fiscal year.

     Selling, general, and administrative expenses. Selling, general, and administrative expenses increased $310,000 or 5.2% from $5.9 million for the nine months ended September 30, 2001 as compared to $6.2 million for the current nine months ended September 30, 2002. This increase was attributable to increased employee related costs attributable to health-care and retirement programs.

     Operating income. As a result of the factors discussed above, the Company's operating income in the current nine month period was $12.1 million greater than operating income of $2.8 million for the nine months ended September 30, 2001. As a percentage of revenues, operating income increased 13.7% for the nine months ended September 30, 2002.

     Interest expense net. Interest expense, net increased by $154,000 for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. The increase in interest expense was due to a decrease in the average interest rate the Company earned on its investments during the nine months ended September 30, 2002 as compared to the comparable period in fiscal 2001.

     Other expense net. Other expense, net increased $95,000 for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. The increase in other expense, net was the result of a gain on the disposal of miscellaneous assets recognized during the previous nine months ended September 30, 2001.

     Provision for income taxes. The Company recorded a $5.1 million provision for income taxes for the nine months ended September 30, 2002. This represents an effective tax rate of 35% on $14.3 million of income for the nine months ended September 30, 2002 compared to a $320,000 provision for income taxes for the nine months ended September 30, 2001. The provision for income taxes for the nine months ended September 30, 2001 included a deferred state tax benefit of $750,000.

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

Item 4. Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

     Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's period SEC filings.

(b)  Changes in Internal Controls

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

     None

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

     Effective October 1, 2002, the Board of Directors promoted Thomas R. Wittmann to become the Company's Vice President - Operations. Mr. Wittmann had been the General Manager of the Company's Abbeville, Louisiana facility since 1997 and had served in various other Company positions since 1985.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:

10.1 -- Change of Control Agreement dated as of September 1, 2000 between Omega Protein Corporation and Scott Herbert.

10.2 -- Employment Agreement dated as of October 1, 2002 between Omega Protein Corporation and Thomas R. Wittmann.

99.1 -- Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K:

     None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        OMEGA PROTEIN CORPORATION
                                               (Registrant)


October 30, 2002                    By:        /s/ ROBERT W. STOCKTON
                                        -------------------------------------
                                        (Executive Vice President and Chief
                                        Financial Officer)

                                 CERTIFICATIONS

I, Joseph L. von Rosenberg III, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Omega Protein Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date:  October 30, 2002         By:  /s/  Joseph L. von Rosenberg III
                                          --------------------------------------
                                          Name: Joseph L. von Rosenberg III
                                          Title: President and Chief Executive
                                                 Officer

I, Robert W. Stockton, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Omega Protein Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date:  October 30, 2002            By: /s/  Robert W. Stockton
                                            --------------------------------
                                            Name: Robert W. Stockton
                                            Title: Executive Vice President and
                                                   Chief Financial Officer