Form 10-K
period 2002-12-31
OMEGA PROTEIN CORP
filed 2003-03-06
CIK 1053650

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   Form 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
            ACT OF 1934

                  For the fiscal year ended December 31, 2002

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

                               -----------------

Securities registered pursuant to Section 12(b) of the Act:

                                           Name of each exchange on
                  Title of each class          Which registered
                  -------------------      ------------------------
             Common Stock, $0.01 par value New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

   None.

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X]

   Indicate by check mark whether Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

   The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $25,364,000 as of June 30, 2002 (computed by reference to the quoted closing price of the registrant's common stock on the New York Stock Exchange on June 28, 2002). Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. On March 6, 2003, there were outstanding 23,973,298 shares of the Company's Common Stock, $0.01 par value.

   Documents incorporated by reference: Portions of the registrant's definitive proxy statement for its combined 2003 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2002, are incorporated by reference to the extent set forth in
Part III.

================================================================================

   Forward-looking statements in this Annual Report on Form 10K, future filings by the Company with the Securities and Exchange Commission (the "Commission"), the Company's press releases and oral statements by authorized officers of the Company are intended to be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the risks set forth under the caption "Significant Factors That May Affect Forward-Looking Statements" appearing in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company believes that forward-looking statements made by it are based on reasonable expectations; however, no assurances can be given that actual results will not differ materially from those contained in such forward-looking statements. Forward-looking statements involve statements that are predictive in nature, which depend upon or refer to future events or conditions, or which include the words "estimate," "project," "anticipate," "expect," "predict," "believe", "could," "would," "may" and similar expressions.

                                    PART I

Item 1 and 2.  Business and Properties

General

   Omega Protein Corporation is the largest processor, marketer and distributor of fish meal and fish oil products in the United States. As used herein, the term "Omega" or the "Company" refers to Omega Protein Corporation or to Omega Protein Corporation and its consolidated subsidiaries, as applicable. The Company's principal executive offices are at 1717 St. James Place, Suite 550, Houston, Texas 77056 (Telephone: (713) 623-0060).

   The Company's marine operations involve the production and sale of a variety of protein and oil products derived from menhaden, a species of wild herring-like fish found along the Gulf of Mexico and Atlantic coasts. The fish is not genetically modified or genetically enhanced. The Company processes several grades of fish meal (regular or "FAQ" meal and specialty meals), as well as fish oil and fish solubles. The Company's fish meal products are primarily used as a protein ingredient in animal feed for swine, cattle, aquaculture and household pets. Fish oil is utilized for animal and aquaculture feeds, industrial applications, and for additives to human food products. The Company's fish solubles are sold primarily to livestock feed manufacturers, aquaculture feed manufacturers and for use as an organic fertilizer.

   All of the Company's products contain Omega-3 fatty acids. The Omega-3 fatty acids are commonly referred to as "essential fatty acids" because the human body does not produce them. Instead, essential fatty acids must be obtained from outside sources, such as food or special supplements. Omega-3s are also commonly referred to as a "good fat" for their health benefits, as opposed to the "bad fats" that create or aggravate health conditions through long-term consumption. See "--Products."

   The Company operates through five material subsidiaries: Omega Protein, Inc., Omega Shipyard, Inc., Protein Operating Company, Protein Securities Company and Omega Protein Mexico, S. de R. L. de C. V. ("Omega Mexico"). Omega Protein, Inc. is the Company's principal operating subsidiary for its menhaden processing business and is the successor to a business conducted since 1913. Omega Shipyard, Inc. owns a drydock facility in Moss Point, Mississippi, which is used to provide shoreside maintenance for the Company's fishing fleet and, subject to outside demand and excess capacity, third-party vessels. Revenues from shipyard work for third-party vessels in 2002 were not material. Protein Operating Company holds title to the Company's property containing its 60,000-square foot meal storage warehouse in St. Louis, Missouri. Protein Securities Company holds title to the Company's property containing its 10,000 metric ton meal storage warehouse, oil storage tanks with a 4,000 metric ton capacity and other property in Morgan City, Louisiana. Omega Mexico is a new subsidiary formed in 2002 for the Company's meal and oil purchases in Mexico and resales in Mexico. The Company also has a number of other immaterial direct and indirect subsidiaries.

   Until April 1998, the Company, including its predecessors, was a wholly-owned subsidiary of Zapata Corporation ("Zapata"). In April 1998, the Company completed an initial public offering of its common stock. Zapata currently owns approximately 60% of the Company's outstanding common stock.

   The Company files annual, quarterly and current reports and other information with the Securities and Exchange Commission ("SEC"). The Company's annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, along with any amendments to those reports, are available free of charge at the Company's corporate website at http://www.omegaproteininc.com and are posted within three business days after they are filed with the SEC.

Geographic Information

   The Company operates within one industry segment, menhaden fishing, for the production and sale of fish meal, fish solubles and fish oil. Export sales of fish oil and fish meal were approximately $44.0 million, $35.7 million and $21.7 million in 2002, 2001 and 2000, respectively. Such sales were made primarily to European and Asian markets. In 2002, 2001 and 2000, sales to one customer were approximately $10.5 million, $7.9 million and $6.3 million, respectively. This customer differed from year to year.

   The following table shows the geographical distribution of revenues (in thousands) based on location of customers:

                               Years Ended December 31,
                  -------------------------------------------------
                        2002             2001             2000
                  ---------------  ---------------  ---------------
                  Revenues Percent Revenues Percent Revenues Percent
                  -------- ------- -------- ------- -------- -------
           U.S... $ 73,050   62.4% $63,063    63.9% $63,713    75.8%
           Europe    6,517    5.6%  15,438    15.6%   5,661     6.7%
           Asia..   13,336   11.4%   8,651     8.8%   2,441     2.9%
           Mexico    2,586    2.2%   1,924     1.9%   6,557     7.8%
           Canada   12,898   11.0%   4,741     4.8%   3,385     4.0%
           Other.    8,621    7.4%   4,935     5.0%   2,285     2.8%
                  --------  -----  -------   -----  -------   -----
           Total. $117,008  100.0% $98,752   100.0% $84,042   100.0%
                  ========  =====  =======   =====  =======   =====

Company Overview

   Omega is the nation's largest producer of protein rich fish meal and fish oil. The Company's products are produced from menhaden (a herring-like fish found in commercial quantities), and includes regular grade and value-added specialty fish meals, crude and refined fish oils and fish solubles.

   Fishing. During 2002, the Company owned a fleet of 66 fishing vessels and 33 spotter aircraft for use in its fishing operations and also leased additional aircraft where necessary to facilitate operations. During the 2002 fishing season in the Gulf of Mexico, which runs from mid-April through October, the Company operated 31 fishing vessels and 26 spotter aircraft. The fishing area in the Gulf is generally located along the Gulf Coast, with a concentration off the Louisiana and Mississippi coasts. The fishing season along the Atlantic coast begins in early May and usually extends into December. The Company operated 10 fishing vessels and 7 spotter aircraft along the Mid-Atlantic coast, concentrated primarily in and around Virginia and North Carolina. The remaining fleet of fishing vessels and spotter aircraft are not routinely operated during the fishing season and are back-up to the active fleet, used for other transportation purposes or may be in the process of refurbishment in the Company's shipyard. Subsequent to the 1999 fishing season, the Company embarked on a program of cost-cutting measures which included, among other items, utilization of carry vessels and a reduction in the number of fishing vessels and spotter planes deployed. Since 1999, the deployment of fishing vessels and spotter planes has been reduced by 12 vessels and 8 planes. Additionally, since 1999, the Company has been able to increase its fish catch per fishing vessel employed by 11% as a result of such efforts.

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

   Processing. During 2002, the Company operated four processing plants, two in Louisiana, one in Mississippi and one in Virginia, where the menhaden are processed into three general product types: fish meal, fish oil and fish solubles. The fish are unloaded from the fishing vessels into storage boxes and then conveyed into steam cookers. The fish are then passed through presses to remove most of the oil and water. The solid portions of the fish are dried and ground into fish meal. The liquid that is produced in the cooking and pressing operations contains oil, water, dissolved protein and some fish solids. This liquid is decanted to remove the solids and is put through a centrifugal oil and water separation process. The separated fish oil is a finished product. The separated water and protein mixture is further processed through evaporators to recover the soluble protein, which can be sold as a finished product or added to the solid portions of the fish for processing into fish meal.

   Products. The Company sells three general types of products: fish meal, fish oil and fish solubles.

   Fish Meal. Fish meal, the principal product made from menhaden, is sold primarily as a high-protein feed ingredient. It is used as a protein supplement in feed formulated for pigs and other livestock, aquaculture and household pets. Each use requires certain standards to be met regarding quality and protein content, which are determined by the freshness of the fish and by processing conditions such as speed and temperatures. The Company produces fish meal of several different types:

      Special Select(TM). Special Select(TM) is a premium grade low temperature processed fish meal. The quality control guidelines are very stringent, producing a higher protein level and higher digestibility and a lower total volatile nitrogen (TVN) and histamine count. These guidelines require that only the freshest fish and the most gentle drying process be used. Special Select(TM) is targeted for monogastrics, including baby pigs, turkey poults, mink, shrimp and trout.

      Sea-Lac(TM). Sea-Lac(TM) is similar to Special Select(TM) in its freshness (low TVN) and gentle drying (high digestibility). During the processing however, the Company removes most of the soluble protein. This step allows the amount of rumen undegradable protein to be maximized while still maintaining excellent digestibility. This product is made specifically for dairy and beef cattle, sheep, goats and other ruminants requiring bypass protein.

      FAQ Meal. FAQ (Fair Average Quality) Meal, the Company's commodity grade fish meal, guarantees a protein content of at least 60%. This product typically is used in protein blends for poultry, catfish, pets and other animals.

   Fish Oil. The Company produces two basic types of fish oil: crude unrefined fish oil and refined fish oil.

      Unrefined Fish Oil. Unrefined fish oil (also referred to as crude fish oil) is the Company's basic fish oil product. This grade of fish oil has not undergone any portion of the refining process. The Company's markets for crude fish oil have changed over the past decade. In the early 1990's, the Company main crude fish oil market, which accounted for greater than 90% of the Company's production, was utilized by manufacturers of hydrogenated oils for human consumption such as margarine and shortening. In 2002, the Company estimates that approximately 60% of its crude fish oil was sold as a feed ingredient to the aquaculture industry. The growth of the worldwide aquaculture industry has resulted in increasing demand for fish oils in order to improve feed efficiency, survivability and health of farm-raised fish species.

      Refined Fish Oil. The Company's refined fish oils come in three basic grades:

          Feed Grade Oils. Feed grade menhaden oil is processed and refined to offer a high Omega-3 oil for use in premium pet, aquaculture and livestock feeds, as well as agricultural and attractant applications. The processing reduces oxidation while enhancing stable Omega-3 fatty acids for incorporation in the final feed to enhance skin and coat conditioning, reproductive performance, and increasing immunity. Both kosher and organic products are available.

          Food Grade Oils. Food grade menhaden oil has been fully refined to remove flavor, odor, and pro-oxidants and offer a naturally high long-chain Omega-3 content. Omega-3 fatty acids come in two types: long-chain and short-chain. Short-chain Omega-3's are generally found in canola oil, soy beans and flaxseed, and generally require five to ten times as much concentration to approach the same benefit levels as long-chain Omega-3's.

   Scientific studies have linked consumption of Omega-3 rich oil to a number of nutritional and health benefits, such as heart health, treatment of arthritis and other inflammatory diseases, improving brain and eye function and treatment of depression. The Company's main product in this grade is OmegaPure/TM/. Applications for OmegaPure/TM/ are designed to deliver a stable, odorless, flavorless source of Omega-3 fatty acids to enhance human nutrition. These applications include mainstream consumer foods, medical care foods and dietary supplements. OmegaPure/TM/ also is kosher-certified and organic.

   OmegaPure/TM/ currently is the only marine source of long-chain Omega-3's directly affirmed by the U.S. Food and Drug Administration ("FDA") as a Generally Recognized As Safe (or "GRAS") food ingredient for direct human consumption. The FDA has approved OmegaPure/TM/ use in margarine, salad dressings, condiments, yogurt, ice cream, cheese, prepared meats, sauces, soups, crackers, cookies, cereals, bakery products and other categories. In February 2002, the FDA posted for final comment a proposed regulation that would add 23 additional food categories to the list of food categories already approved for the inclusion of Omega-3 rich menhaden oil. In addition, the National Academies of Sciences published a report in September, 2002 on 11 macronutrients, including Omega-3's, which states that human diets can include 110-160 milligrams of long-chain Omega-3's per day for a healthy diet. Omega believes these developments could benefit its OmegaPure/TM/ sales efforts.

   Industrial Grade Oils. Industrial grade menhaden oil is refined and processed to enhance the unique fatty acid range, making it desirable for a number of drying and lubricating applications including coolant transfer, chemical raw material, drying and rustproofing paints, drilling fluids and leather treatment chemicals.

   Fish Solubles. Fish solubles are a liquid protein product used as an additive in fish meal and are also marketed as an independent product to animal feed formulators and the fertilizer industry. The Company's soluble-based products are:

      Neptune(TM) Fish Concentrate. This aqua grade liquid protein is composed of low molecular weight, water-soluble compounds such as free amino acids, peptides and nucleotides that are attractants for a variety of aquaculture feeds. The product is utilized in both shrimp and finfish diets to improve attractability and thus consumption and conversion. Neptune(TM) Fish Concentrate also can be added directly to grow-out ponds as a fertilizer to help feed plankton and other natural food sources.

      OmegaGrow(TM). OmegaGrow(TM) is a liquid soil or foliar-applied fertilizer for plant nutrition. OmegaGrow(TM) is approved for organic uses by the Organic Materials Review Institute ("OMRI"). OmegaGrow(TM) is a free-flowing product that has been filtered through an 80-mesh screen and can be applied by sprayers or through irrigation systems.

      OmegaGrow Plus(TM). OmegaGrow Plus(TM) is a liquid foliar-applied fertilizer for plant nutrition that also helps to control insect and fungus problems. This product has additional oil content of 25 to 30% which is greater than the 7% to 10% oil content typically found in OmegaGrow/TM/. These higher levels are detrimental to soft-bodied insects, as well as fungal diseases in citrus and vegetable crops. OmegaGrow Plus(TM) can be used as a replacement for petroleum-based oil sprays.

   Distribution System. The Company's distribution system of warehouses, tank storage facilities, vessel loading facilities, trucks, barges and railcars allows the Company to service customers throughout the United States and also foreign locations. The Company owns and leases warehouses and tank storage space for storage of its products, generally at terminals along the Mississippi River and Tennessee River. See "--Properties." The Company generally contracts with third-party trucking, vessel, barge and railcar companies to transport its products to and from warehouses and tank storage facilities and directly to its customers.

   Historically, approximately 35% to 40% of Omega's FAQ grade fish meal was sold on a two-to-twelve-month forward contract basis. The balance of FAQ grade fish meal and other products was substantially sold on a spot basis through purchase orders. In 2002, the Company began a similar forward sales program for its specialty grade meals and crude fish oil due to increasing demand for these products. The Company's annual revenues are highly dependent on both annual fish catch and inventories and, in addition, inventory is generally carried over from one year to the next year. The Company determines the level of inventory to be carried over based on prevailing market prices of the products, and sales volumes will fluctuate from quarter to quarter and year to year. The Company's fish meal products have a useable life of approximately one year from date of production; however, the Company typically attempts to empty its warehouses of the previous season's meal products by the second or third month of the new fishing season. The Company's crude fish oil products do not lose efficacy unless exposed to oxygen and, therefore, their storage life typically is longer than that of fish meal.

   Customers and Marketing. Most of the Company's marine protein products are sold directly to about 400 customers by the Company's marketing department, while a smaller amount is sold through independent sales agents. Product inventory was $32.0 million as of December 31, 2002 versus $29.1 million on December 31, 2001.

   The Company's fish meal is sold primarily to domestic feed producers for utilization as a high-protein ingredient for the swine, aquaculture, dairy and pet food industries. Fish oil sales primarily involve export markets where the fish oil is used for aquaculture feeds and is refined for use as an edible oil.

   The Company's products are sold both in the U.S. and internationally. International sales consist mainly of fish oil sales to Canada, Japan, Chile, Norway and the Netherlands. The Company's sales in these foreign markets are denominated in U.S. dollars and not directly affected by currency fluctuations. Such sales could be adversely affected by changes in demand resulting from fluctuations in currency exchange rates.

   A number of countries in which the Company currently sells products impose various tariffs and duties, none of which have a significant impact on the Company's foreign sales. Certain of these duties are being reduced annually for certain countries under the North American Free Trade Agreement and the Uruguay Round Agreement of the General Agreement on Tariffs and Trade. In all cases, the Company's products are shipped to its customers either by F.O.B. shipping point or CIF terms, and therefore, the customer is responsible for any tariffs, duties or other levies imposed on the Company's products sold into these markets.

   During the off season, the Company fills purchase orders from the inventory it has accumulated during the fishing season. Prices for the Company's products tend to be lower during the fishing season when product is more abundant than in the off season. Throughout the entire year, prices are often significantly influenced by supply and demand in world markets for competing products, primarily other global sources of fish meal and oil and also soybean meal for its fish meal products and vegetable oils for its fish oil products when used as an alternative to vegetable oils.

   Quality Control. The Company believes that maintaining high standards of quality in all aspects of its manufacturing operations play an important part in its ability to attract and retain customers and maintain its competitive position. To that end, the Company has adopted strict quality control systems and procedures designed to test the quality aspects of its products, such as protein content and digestibility. The Company regularly reviews, updates and modifies these systems and procedures as appropriate.

   Purchases and Sales of Third-Party Meal and Oils. Omega has from time to time purchased fish meal and fish oil from other domestic and international manufacturers. Omega has generally resold those products to international customers. These purchase and resale transactions have been ancillary to the Company's base manufacturing and sales business and revenues resulting from these activities have historically not been material.

   During 2002, the Company developed a business plan to expand its purchase and resale of other manufacturers' fish meal and fish oil products. In 2002, the Company engaged a full-time consultant to implement the Company's business plan which will focus initially on the purchase and resale of Mexican fish meal and fish oil. In 2002, revenues generated from these types of transactions represented less than 1% of total Company revenues. The Company expects that although operating margins from these activities will be less than the margins generated from the Company's base domestic production, its Mexican operations will provide it with a source of fish meal and oil to sell into other markets where the Company has not historically had a presence. The Company's goal is to expand these purchases of other manufacturers' fish meal and fish oil to an annual volume of 10,000 to 20,000 metric tons.

   Insurance. The Company maintains insurance against physical loss and damage to its assets, coverage against liabilities to third parties it may incur in the course of its operations, as well as workers' compensation, United States Longshoremen's and Harbor Workers' Compensation Act and Jones Act coverage. Assets are insured at replacement cost, market value or assessed earning power. The Company's limits for liability coverage are statutory or $50 million. The $50 million limit is comprised of several excess liability policies, which are subject to deductibles, underlying limits and exclusions. The Company believes its insurance coverage to be in such form, against such risks, for such amounts and subject to such deductibles and self-retentions as are prudent and normal for its operations. The Company does not carry insurance against terrorist attacks, or against business interruption, in large part because of the high costs of such insurance. A general hardening of the world insurance markets in recent years has made the Company's insurance more costly and is likely to continue to increase the Company's cost of insurance. Depending on the magnitude of the increase in insurance premiums, the Company may elect to increase its deductibles and self-retentions in order to achieve lower insurance premium costs. These higher deductibles and self-retentions will expose the Company to greater risk of loss if claims occur.

   Competition. The marine protein and oil business is subject to significant competition from producers of vegetable and other animal protein products and oil products such as Archer-Daniels-Midland and Cargill. In addition, but to a lesser extent, the Company competes with smaller domestic privately-owned menhaden fishing companies and international marine protein and oil producers, including Scandinavian herring processors and South American anchovy and sardine processors. Many of these competitors have greater financial resources and more extensive operations than the Company.

   Omega competes on price, quality and performance characteristics of its products, such as protein level and amino acid profile in the case of fish meal. The principal competition for the Company's fish meal and fish solubles is from other global production of marine proteins as well as other protein sources such as soybean meal and other vegetable or animal protein products. The Company believes, however, that these other non-marine sources are not complete substitutes because fish meal offers nutritional values not contained in such other sources. Other globally produced fish oils provide the primary market competition for the Company's fish oil, as well as soybean and palm oil, from time to time.

   Fish meal prices have historically borne a relationship to prevailing soybean meal prices, while prices for fish oil are generally influenced by prices for vegetable fats and oils, such as soybean and palm oils. Thus, the prices for the Company's products are established by worldwide supply and demand relationships over which the Company has no control and tend to fluctuate significantly over the course of a year and from year to year.

   Regulation. The Company's operations are subject to federal, state and local laws and regulations relating to the locations and periods in which fishing may be conducted as well as environmental and safety matters. At the state and local level, certain state and local government agencies have either enacted legislation and regulations or have the authority to enact legislation and regulations to prohibit, restrict or regulate menhaden fishing within their jurisdictional waters. In January 2002, the State of New Jersey enacted legislation which extended an existing 1.2 mile no-fishing zone for menhaden an additional 1.8 miles offshore. Omega historically has caught an immaterial amount of its fish catch in the newly closed area and believes that this restriction will have no material effect on the Company's operations or financial results. Omega remains able to conduct its fishing operations off the New Jersey coast outside this new three-mile limit.

   In September 2002, two of the three coastal counties in Mississippi submitted resolutions to the Mississippi Marine Resources Commission seeking to extend the menhaden no-fishing zone from one mile to two miles from shore. In September 2002, the Mississippi Marine Resources Commission voted to take no action on the resolutions and remanded the resolutions back to the counties for additional clarification. One of the counties subsequently rescinded its resolution. Since that time, no action has been taken by the Commission and the Company believes that the matter has been resolved.

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

   The Company's operations are subject to federal, state and local laws and regulations relating to the protection of the environment, including the federal Clean Water Act, which imposes strict controls against the discharge of pollutants in reportable quantities, and along with the Oil Pollution Act, imposes substantial liability for the costs of oil removal, remediation and damages. The Company's operations also are subject to the federal Clean Air Act, as amended; the federal Comprehensive Environmental Response, Compensation, and Liability Act, which imposes liability, without regard to fault, on certain classes of persons that contributed to the release of any "hazardous substances" into the environment; and the federal Occupational Safety and Health Act ("OSHA"). The implementation of continuing safety and environmental regulations from these authorities could result in additional requirements and procedures for the Company and it is possible that the costs of these requirements and procedures could be material.

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

   The Company has made, and anticipates that it will make in the future, expenditures in the ordinary course of its business in connection with environmental matters. Such expenditures have not been material in the past and are not expected to be material in the future. However, there is no assurance that environmental laws and regulations enacted in the future will not require material expenditures or otherwise adversely affect the Company's operations.

   The Company's harvesting operations are subject to the Shipping Act of 1916 and the regulations promulgated thereunder by the Department of Transportation, Maritime Administration which require, among other things, that the Company be incorporated under the laws of the U.S. or a state, the Company's chief executive officer be a U.S. citizen, no more of the Company's directors be non-citizens than a minority of the number necessary to constitute a quorum and at least 75% of the Company's outstanding capital stock (including a majority of the Company's voting capital stock) be owned by U.S. citizens. If the Company fails to observe any of these requirements, it will not be eligible to conduct its harvesting activities in U.S. jurisdictional waters. Such a loss of eligibility would have a material adverse effect on the Company's business, results of operations and financial condition.

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

Employees

   At December 31, 2002, during the Company's off-season, the Company employed approximately 500 persons. At August 31, 2002, during the peak of the Company's 2002 fishing season, the Company employed approximately 976 persons. Approximately 130 employees at the Company's Virginia facility are represented by an affiliate of the United Food and Commercial Workers Union. During the past five years Omega has not experienced any strike or work stoppage which has had a material impact on its operations. The Company considers its employee relations to be generally satisfactory.

Executive Officers of the Registrant

   The names, ages and current offices of the executive officers of the Company are set forth below. Also indicated is the date when each such person commenced serving as an executive officer of the Company.

                                                                                         Date Became
          Name and Age                                  Office                        Executive Officer
          ------------                                  ------                        -----------------

Joseph L. von Rosenberg III (44) Chief Executive Officer, President and Director         July 1997

Robert W. Stockton (52)......... Executive Vice President, Chief Financial Officer       July 1997

John D. Held (40)............... Senior Vice President, General Counsel and Secretary   January 2002

Bernard H. White (55)........... Corporate Vice President                                March 1998

Michael E. Wilson (52).......... Vice President--Marine Operations and President of      July 1998
                                   Omega Shipyard, Inc.

Thomas R. Wittmann (53)......... Vice President--Operations                             October 2002

Kenneth Robichau (50)........... Vice President--Tax and Director of Internal Audit    September 2002

J. Scott Herbert (37)........... Vice President--Agriproducts                          September 2002

Albert A. Riley (54)............ Vice President--Refined Oils                          September 2002

Clark A. Haner (46)............. Vice President--Administration and Controller         September 1997

   A description of the business experience during the past five years for each of the executive officers of Omega is set forth below.

   Joseph L. von Rosenberg III has served as President, Chief Executive Officer and a Director of the Company since July 1997. Mr. von Rosenberg also served from November 1995 until April 1998 as Executive Vice President of Zapata which, at that time, was a holding company with interests in marine protein operations, natural gas transmission and oil and gas.

   Robert W. Stockton has served as Executive Vice President and Chief Financial Officer of the Company since July 1997. He has also served as Secretary from January 2000 to September 2002.

   John D. Held has served as the Company's General Counsel since March 2000, as Vice President of the Company from April 2002 to September 2002, and as Senior Vice President and Secretary since September 2002. Mr. Held also served as a consultant to the Company from December 1999 to February 2000. From March 1996 until October 1999, Mr. Held was Senior Vice President, General Counsel and Secretary of American Residential Services, Inc., a then publicly traded residential and commercial heating, air conditioning, plumbing and electrical services company. Prior thereto, Mr. Held practiced with a large law firm in Houston, Texas.

   Bernard H. White has served as Corporate Vice President since March 1998. From 1994 to March 1998, Mr. White worked as a Public Affairs and Investor Relations Consultant. Prior to that time Mr. White served as Vice
President--Corporate Affairs of Zapata.

   Michael E. Wilson has served as President of the Company's wholly-owned subsidiary, Omega Shipyard, Inc., since June 1997. Since July 1998, he has also served as the Company's Vice President--Marine Operations and prior thereto, served as the Company's Coordinator of Marine Engineering & Maintenance. Mr. Wilson joined the Company in 1985 and served in various operating capacities until 1996.

   Thomas R. Wittmann has served as Vice President--Operations since October 2002. Prior thereto, Mr. Wittmann served as the General Manager of the Company's Abbeville, Louisiana facility since 1997 and served in various other Company positions since 1985.

   Kenneth Robichau has served as Vice President--Tax since September 1998 (in a part-time capacity until September 2002) and as Director of Internal Audit since September 2002. From March 1998 until September 1998, Mr. Robichau also worked in a part-time capacity as a tax consultant for the Company. Prior to March 1998, Mr. Robichau served as Vice President--Tax and Treasurer of Zapata.

   J. Scott Herbert has served as Vice President--Agriproducts of the Company since September 2002. Prior thereto, Mr. Herbert served as Vice President--Feed Ingredient Marketing of the Company's principal subsidiary, Omega Protein, Inc., since March 1998, and as Director of Fish Meal Sales and in various other sales capacities with the Company since 1992.

   Albert A. Riley has served as Vice President--Refined Oils of the Company since September 2002. Prior thereto, Mr. Riley served as Vice President--Refined Oils of the Company's principal subsidiary, Omega Protein, Inc., since May 2000 and as Business Development Manager--Industrial Oils of Omega Protein, Inc., from September 1999 to April 2000. From July 1999 to September 1999, Mr. Riley served as a consultant to the Company. Prior thereto, Mr. Riley was a financial planner with Lincoln Financial.

   Clark A. Haner has served as Vice President--Administration and Controller of the Company since December 1999. From September 1997 to December 1999, Mr. Haner served as the Company's Controller and Assistant Treasurer and prior thereto, served as the Company's Accounting Manager. Mr. Haner joined the Company in September 1995.

Properties

   The Company owns the Reedville, Virginia; Moss Point, Mississippi; and Abbeville, Louisiana plants and the real estate on which they are located (except for a small leased parcel comprising a portion of the Abbeville facility). The Company leases from unaffiliated third parties the real estate on which the Cameron, Louisiana plant is located. The Cameron plant lease provides for a 10 year term ending on June 30, 2012 (with one 10-year option) and annual rent of $64,000. The Company exercised its purchase option on its formerly leased Morgan City, Louisiana property for $656,000 in November 2002.

   As of December 31, 2002, the Company's four active processing plants had an aggregate capacity to process approximately 950,000 tons of fish annually. The Company's processing plants are located in coastal areas near the Company's fishing fleet. Annual volume processed varies depending upon menhaden catch and demand. Each plant maintains a dedicated dock to unload fish, fish processing equipment and storage capacity. The Reedville, Virginia facility is also the site for the Company's oil refining plant.

   The Company also leases from unaffiliated third parties warehouses and tank space for storage of its products, generally at terminals located along the Mississippi River and Tennessee River. The Company's material storage facilities are located at:

                    Location               Approximate Capacity
                --------                   --------------------
                Guntersville, Alabama.....  10,000 short tons
                St. Louis, Missouri.......  10,000 short tons
                East Dubuque, Illinois....  11,000 short tons
                Avondale, Louisiana.......  25,000 metric tons
                Norfolk, Virginia.........   2,500 metric tons

   In February 2002, the Company purchased the above storage facility in St. Louis, Missouri for approximately $600,000.

   The Company owns two dry docks, each with a capacity of 1,300 tons, and a
49.4 acre shipyard facility in Moss Point, Mississippi, which is used for routine maintenance and vessel refurbishment on its fishing vessels and for shoreside maintenance services to third-party vessels if excess capacity exists.

   The Company leases office space in Hammond, Louisiana for its administrative offices, and also subleases office space in Houston, Texas for its executive offices pursuant to a sublease with Zapata that the Company believes is at a market rate. The Company believes its facilities are adequate and suitable for its current level of operations. The Company maintains customary workers' compensation insurance, as well as liability, property and marine insurance for all of its operations.

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

   No matter was submitted to a vote of Omega's stockholders during the fourth quarter of 2002.

                                    PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
Matters

   Omega's common stock is listed on the New York Stock Exchange ("NYSE") under the symbol "OME". The high and low sales prices for the common stock, as reported in the consolidated transactions reporting system, as well as the amounts per share of dividends declared during 2002 and 2001, for each quarterly period, are shown in the following table.

                 Dec. 31, Sep. 30, Jun. 30, Mar. 31, Dec. 31, Sep. 30, Jun. 30, Mar. 31,
                   2002     2002     2002     2002     2001     2001     2001     2001
                 -------- -------- -------- -------- -------- -------- -------- --------
High sales price  $4.45    $4.90    $4.80    $3.94    $3.55    $2.20    $2.45    $2.05
Low sales price.   3.75     3.79     3.03     2.60     1.85     1.75     1.60     1.34
Dividends.......     --       --       --       --       --       --       --       --

   On March 3, 2003, the closing price of Omega's common stock, as reported by the NYSE, was $4.74 per share. As of March 3, 2003, there were approximately 40 holders of record of Omega's common stock. This number does not include any beneficial owners for whom shares may be held in a "nominee" or "street" name.

   Omega has never declared any dividends since it became a public company in April 1998. Omega intends to retain earnings, if any, and does not anticipate declaring or paying dividends on its common stock in the foreseeable future. Any future determination as to payment of dividends will be made at the discretion of the Board of Directors of Omega and will depend upon the Company's operating results, financial condition, capital requirements, general business conditions and such other factors that the Board of Directors deems relevant. In addition, the payment of cash dividends is not permitted by the terms of the Company's revolving credit agreement with Bank of America, N.A. (the "Credit Facility"). See "Item 7--Management's Discussion and Analysis of Financial Conditional and Results of Operations--Liquidity and Capital Resources."

   The following table sets forth information as of December 31, 2002, with respect to compensation plans under which equity securities of the Company are authorized for issuance:

                                                                                                 (c)
                                                 (a)                                     Number of securities
                                        Number of securities           (b)          remaining available for future
                                          to be issued upon      Weighted-average       issuance under equity
                                       exercise of outstanding  exercise price of   compensation plans (excluding
                                        options, warrants and  outstanding options, securities reflected in column
            Plan category               rights (in thousands)  warrants and rights       (a)) (in thousands)
            -------------              ----------------------- -------------------- ------------------------------
Equity compensation plans approved by
  security holders....................          5,470                 $6.38                      522
Equity compensation plans not approved
  by security holders.................             --                    --                       --
                                                -----                 -----                      ---
   Total..............................          5,470                 $6.38                      522
                                                =====                 =====                      ===

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

                                                                              Three Months
                                                                                 Ended      Year Ended
                                          Years Ended December 31,            December 31, September 30,
                                ---------------------------------------       ------------ -------------
                                  2002     2001       2000          1999          1998         1998
                                -------- -------- --------     --------       ------------ -------------
                                                (in thousands, except per share amounts)
INCOME STATEMENT
  DATA:
   Revenues.................... $117,008 $ 98,752 $ 84,042     $ 93,636         $ 25,759     $133,555
   Operating income (loss).....   18,663    5,661  (25,541)(4)  (23,273)(2,3)      6,272       38,118
   Net income (loss)...........   12,169    3,885  (16,744)     (14,756)           4,252       24,207
   Per share income (loss)
     basic.....................     0.51     0.16    (0.70)       (0.62)            0.18         1.11
   Per share income (loss)
     diluted...................     0.48     0.16    (0.70)       (0.62)            0.18         1.10
CASH FLOW DATA:
   Capital expenditures........    7,765    1,921    6,977       15,145            3,030       21,540
   Acquisitions of property
     and equipment.............       --       --       --           --               --       28,116
BALANCE SHEET DATA (end of period):
   Working capital............. $ 71,851 $ 54,216 $ 40,254     $ 63,724         $ 83,557     $ 80,498
   Property and equipment,
     net.......................   80,713   82,030   88,872       90,368           86,068       84,798
   Total assets................  181,131  165,227  160,484      176,148          189,853      193,421
   Current maturities of long-
     term debt.................    1,270    1,296    1,227        1,146              997        1,114
   Long-term debt..............   14,239   15,510   14,827       16,069           11,205       11,408
   Stockholders' equity........  135,036  127,445  127,477      144,172          160,850      156,598(1)

--------
(1) The Company's initial public offering closed in April 1998 which resulted in net proceeds to the Company of $68.0 million, of which $33.3 million was used to repay indebtedness.

(2) During the quarters ended September 30, 1999 and December 31, 1999, the Company recorded inventory write-downs of $14.5 million and $3.7 million, respectively, for market declines in the inventory values of the Company's fish meal and fish oil.

(3) Includes a pre-tax charge of $2.3 million during the quarter ended December 31, 1999, for the write-down of certain impaired Morgan City, Louisiana plant in-line processing assets.

(4) During the quarters ended September 30, 2000 and December 31, 2000, the Company recorded inventory write-downs of $13.7 million and $4.4 million, respectively, for market declines in the inventory values of the Company's fish meal and fish oil.

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

General

   Business. Omega is the largest U.S. producer of protein-rich meal and oil derived from marine sources. The Company's products are produced from menhaden (a herring-like fish found in commercial quantities), and include FAQ grade and value-added specialty fish meals, crude and refined fish oils and fish solubles. The Company's fish meal products are used as nutritional feed additives by animal feed manufacturers and by commercial livestock producers. The Company's crude fish oil is sold to food producers and aquaculture feed manufacturers in Europe and Asia and its refined fish oil products are used in food production and certain industrial applications. Fish solubles are sold as protein additives for animal feed and as fertilizers.

   The fish catch is processed into FAQ grade fish meal, specialty fish meals, fish oils and fish solubles at the Company's four operating plants located in Virginia, Mississippi and Louisiana. The Company utilized 41 fishing vessels and 33 spotter craft in the harvesting operations during 2002. Menhaden are harvested offshore the U.S. mid-Atlantic and Gulf of Mexico coasts. In 2000, the Company converted several of its fishing vessels to "carry vessels" which do not engage in active fishing but instead carry fish from the Company's offshore fishing vessels to its plants. Utilization of carry vessels increases the amount of time that certain of the Company's fishing vessels remain offshore fishing productive waters and therefore increases the Company's fish catch per vessel employed. Since 1999, the Company's fish catch per vessel has increased 11%. The carry vessels have reduced crews and crew expenses and incur less maintenance cost than the actual fishing vessels.

   Harvesting and Production. The following table summarizes the Company's harvesting and production for the indicated periods:

                                              Years Ended December 31,
                                              -----------------------
                                               2002     2001    2000
                                              -------  ------- -------
           Fish catch (tons) (1)............. 607,221  627,623 620,655
           Production (tons):
              Fish meal
                  Regular grade..............  34,661   57,833  88,190
                  Special Select.............  96,657   74,905  49,297
                  Sea-Lac....................  25,483   24,144  24,970
                  Silver Herring.............      --       --   1,060
              Oil
                  Crude......................  68,616   91,127  58,809
                  Refined....................   6,232    4,418   5,371
              Solubles.......................  10,323   11,094   8,855
                                              -------  ------- -------
                     Total Production........ 241,972  263,521 236,552
                                              =======  ======= =======

--------
(1) Fish catch has been converted to tons using the National Marine Fisheries Service ("NMFS") fish catch conversion ratio of 670 pounds per 1,000 fish.

   The Company's harvesting season generally extends from May through December on the mid-Atlantic coast and from April through October on the Gulf coast. During the off season and the first few months of each fishing season, the Company fills purchase orders from the inventory it has accumulated during the previous fishing season. Prices for the Company's products tend to be lower during the fishing season when product is more abundant than in the off season. Throughout the entire year, prices are significantly influenced by supply and demand in world markets for competing products, particularly other globally produced fish meal as well as soybean meal for its fish meal products and vegetable fats and oils for its fish oil products when used as an alternative to vegetable fats and oils.

   During 1999 and continuing through 2000, world grain and oilseed markets were burdened by excess supplies relative to demand which, in turn, resulted in prices for most major commodities being sharply lower than in previous years. Correspondingly, the Company's product prices were adversely impacted during these periods, resulting in decreased gross margins. During 1999 and again during 2000, the Company determined that the costs of its fish meal and fish oil product inventories were in excess of those products' realization value by approximately $18.2 million and $18.1 million, respectively. This realization was due mainly to the continuing depressed market values of world protein markets and particularly, animal and oilseed oil markets. The average prices received for the Company's fish meal and fish oil products were approximately 28.1% and 48.2% lower, respectively, during 1999 as compared to 1998. Price decreases continued during 2000 and fish meal and fish oil prices were approximately 7.3% and 20%, respectively, lower than 1999 average prices. Also impacting 2000 and contributing to the write-down of inventories was the reduced crude fish oil production yields (approximately 38% lower yields compared to 1999) experienced during the majority of the 2000 fishing season in the Gulf of Mexico. These reduced yields were primarily a result of the reduced fat content in the fish, which was a result of poor nutritional conditions caused by the extreme drought conditions suffered by the Gulf of Mexico region during late 1999 and early 2000.

   The depressed pricing conditions of years 1999 and 2000 continued into the early months of 2001 before making significant improvements late in 2001 and continuing throughout 2002. These price increases were the result of diminished global fish meal and fish oil inventories as opposed to a weaker world demand for other competing products. Management believes that it is possible that these price increases have reached a plateau and stabilized at this time. Future product price volatility will depend upon the perceived international availability of fish meal and fish oil inventories. Accordingly, gross profit margins may vary in the future.

   In an effort to reduce price volatility and to generate higher, more consistent profit margins, the Company is continuing its efforts towards the production and marketing of specialty meal products, which generally have higher margins than the Company's FAQ meal product. Since 2000, the Company's sales volumes of specialty meal products has increased approximately 26%. Additionally, the Company is attempting to introduce its refined fish oil into the food market. The Company has had some success selling its refined fish oil, trademarked OmegaPure(TM), to food manufacturers in the United States and Canada at prices that provide substantially improved margins over the margins that can be obtained from selling non-refined crude fish oil. The Company cannot estimate, however, the size of the actual domestic market for OmegaPure(TM) or how long it may take to develop this market.

   Historically, approximately 35% to 40% of Omega's FAQ fish meal was sold on a two-to-twelve-month forward contract basis. The balance of regular grade and other products was substantially sold on a spot basis through purchase orders. The Company began a similar forward sales program for its specialty grade meals and crude fish oil for 2002 and will continue this program for 2003. The Company's annual revenues are highly dependent on both annual fish catch and inventories and, in addition, inventory is generally carried over from one year to another year. The Company determines the level of inventory to be carried over based on prevailing market prices of the products and anticipated customer usage and demand during the off season. Thus, production volume does not necessarily correlate with sales volume in the same year and sales volumes will fluctuate from quarter to quarter. The Company's fish meal products have a useable life of approximately one year from date of production. Practically, however, the Company typically attempts to empty its warehouses of the previous season's products by the second or third month of the new fishing season. The Company's crude fish oil products do not lose efficacy unless exposed to oxygen and therefore, their storage life typically is longer than that of fish meal.

   The following table sets forth the Company's revenues by product (in millions) and the approximate percentage of total revenues represented thereby, for the indicated periods:

                                   Years Ended December 31,
                      -------------------------------------------------
                            2002             2001             2000
                      ---------------  ---------------  ---------------
                      Revenues Percent Revenues Percent Revenues Percent
                      -------- ------- -------- ------- -------- -------
       Regular Grade.  $ 19.3    16.5%  $20.6     20.9%  $30.0     35.7%
       Special Select    43.0    36.8    33.6     34.0    25.7     30.6
       Sea-Lac.......    12.4    10.6    10.4     10.5     8.5     10.1
       Crude Oil.....    35.5    30.3    28.4     28.7    12.1     14.4
       Refined Oil...     4.2     3.6     2.5      2.5     2.4      2.9
       Fish Solubles.     2.6     2.2     2.5      2.5     2.3      2.7
       Nets and Other       -       -     0.8      0.9     3.0      3.6
                       ------   -----   -----    -----   -----    -----
       Total.........  $117.0   100.0%  $98.8    100.0%  $84.0    100.0%
                       ======   =====   =====    =====   =====    =====

Liquidity and Capital Resources

   The Company's primary sources of liquidity and capital resources have been cash flows from operations, bank credit facilities and term loans from various lenders provided pursuant to the National Marine Fisheries Finance Program under Title XI of the Marine Act of 1936 ("Title XI"). These sources of cash flows have been used for capital expenditures and payment of long-term debt. The Company expects to finance future expenditures through internally generated cash flows and, if necessary, through funds available from the Credit Facility and/or Title XI facilities described below.

   Under a program offered through National Marine Fisheries Services ("NMFS") pursuant to Title XI, the Company has secured loans through lenders with terms generally ranging between 12 and 20 years at interest rates between 6% and 8% per annum which are enhanced with a government guaranty to the lender for up to 80% of the financing. The Company's current Title XI borrowings are secured by liens on 17 fishing vessels and mortgages on the Company's Reedville, Virginia and Abbeville, Louisiana plants. In 1996, Title XI borrowing was modified to permit use of proceeds from borrowings obtained through this program for shoreside construction. The Company used the entire $20.6 million amount originally authorized under the program. Loans are now available under similar terms pursuant to the Title XI program without intervening lenders. The Company borrowed $1.9 million under this new program during 2001.

   Omega had an unrestricted cash balance of $33.5 million at December 31, 2002, up $11.7 million from December 31, 2001. This increase was due primarily to operating profits as a result of increased selling prices for the Company's products. The Company's liquidity is greatly influenced by the selling prices received for its products. Should the Company experience decreased pricing in the future, as it experienced in 1999 and 2000, liquidity would decline and the Company would possibly have to utilize its working capital credit facility. The Company's long-term debt at December 31, 2002 and 2001 was $14.2 million and $15.5 million, respectively. Current maturities attributable to the Company's long-term debt was $1.3 million both at December 31, 2002 and 2001. The Company did not utilize its working capital credit facility during 2002 and 2001 other than for $2.1 million and $1.9 million in standby letters of credit as of December 31, 2002 and 2001, respectively. As of December 31, 2002, the Company had $17.9 million available under its working capital credit facility. The Company has no off-balance sheet arrangements other than normal operating leases and standby letters of credit.

   The following tables aggregate information about the Company's contractual cash obligations and other commercial commitments (in thousands) as of December 31, 2002:

                                              Payments Due by Period
                                      ---------------------------------------
                                              Less than 1 to 3 4 to 5 After 5
      Contractual Cash Obligations     Total   1 year   years  years   years
      ----------------------------    ------- --------- ------ ------ -------
   Long Term Debt.................... $15,509  $1,270   $2,790 $3,157 $ 8,292
   Operating Leases..................   1,202     378      690    134      --
   Minimum Pension Liability.........  13,087      --       --     --  13,087
                                      -------  ------   ------ ------ -------
   Total Contractual Cash Obligations $29,798  $1,648   $3,480 $3,291 $21,379
                                      =======  ======   ====== ====== =======

                                   Amount of Commitment Expiration Per Period
                                   ---------------------------------------
                                              Less than 1 to 3 4 to 5 After 5
      Other Commercial Commitments  Total      1 year   years  years   years
      ---------------------------- -------    --------- ------ ------ -------
      Credit Facility (1)......... $17,908     $   --   $  --  $  --   $  --
      Standby Letters of Credit...   2,092      2,092      --     --      --
                                   -------     ------   -----  -----   -----
      Total Commercial Commitments $20,000     $2,092   $  --  $  --   $  --
                                   =======     ======   =====  =====   =====

--------
(1) As of December 31, 2002, the Company had no outstanding borrowings outstanding under the $20.0 million Credit Facility.

   Investing activities used $7.7 million in 2002 while using $1.5 million and $6.9 million during 2001, and 2000, respectively. The Company's investing activities in 2002, 2001 and 2000 consisted mainly of capital expenditures for equipment purchases, replacements and vessel refurbishments. The Company anticipates making approximately $8.0 million of capital expenditures in 2003, a significant portion of which will be used to refurbish vessels and plant assets and to repair certain equipment.

   Financing activities used $1.3 million in 2002 and $1.2 million during 2000, respectively, to repay debt. Due to $2.0 million in proceeds from Title XI borrowings, net financing activities in 2001 provided $752,000.

   On December 20, 2000, the Company entered into a $20.0 million revolving credit agreement with Bank of America, N.A. (the "Credit Facility"). Under the Credit Facility the Company may make borrowings in a principal amount not to exceed $20.0 million at any time. Borrowings under this facility may be used to finance ongoing working capital needs, to make acquisitions, and to issue standby or commercial letters of credit. Interest accrues on borrowings that will be outstanding under the Credit Facility at either (i) LIBOR plus 250 basis points or (ii) at the Company's option, the Bank's prime rate. The Credit Facility is collateralized by all of the Company's trade receivables, inventory and equipment. The Company and its subsidiaries are required to comply with certain financial covenants, including maintenance of a minimum tangible net worth and maintenance of minimum EBITDA. In addition, the Credit Facility does not allow for the payment of cash dividends or stock repurchases and also limits capital expenditures and investments. Through December 31, 2002, the Company had made no borrowings under the Credit Facility other than for standby letters of credit of which $2.1 million were outstanding as of December 31, 2002. The current Credit Facility expires on December 20, 2003.

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

   The Company from time to time considers potential transactions including, but not limited to, enhancement of physical facilities to improve production capabilities and the acquisition of other businesses. Certain of the potential transactions reviewed by the Company would, if completed, result in its entering new lines of business

(generally including certain businesses to which the Company sells its products such as pet food manufacturers, aquaculture feed manufacturers, fertilizer companies and organic foods distributors) although historically, reviewed opportunities have been generally related in some manner to the Company's existing operations. Although the Company does not, as of the date hereof, have any commitment with respect to a material acquisition, it could enter into such agreement in the future.

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

   During 2001, the Company's Vessel Claims Insurance carrier for the policy period October 1, 1998 through March 31, 2000 filed for bankruptcy protection. This bankruptcy filing caused the Company to provide an allowance for doubtful accounts for a significant portion of the amounts due to the Company from the insurance carrier.

   A general hardening of the world insurance markets in recent years has made the Company's insurance more costly and is likely to continue to do so as various lines of insurance come up for renewal in 2003. Depending on the magnitude of the increase in insurance premiums, the Company may elect to increase its deductibles and self-retentions in order to achieve lower insurance premium costs. These higher deductibles and self-retentions will expose the Company to greater risk of loss if claims occur.

   The Company believes that the existing cash, cash equivalents, short-term investments and funds available through its Credit Facility will be sufficient to meet its working capital and capital expenditure requirements through at least the end of 2003.

Significant Accounting Policies

   The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein, including estimates about the effects of matters or future events that are inherently uncertain. The most significant of these requiring difficult or complex judgments in any particular period involve the costing of inventory, including inventory lower-of-cost-or-market analyses and the Company's accounting for various losses on self-insurance retentions.

   Inventory is stated at the lower of cost or market. The Company's fishing season runs from mid-April to the first of November in the Gulf of Mexico and from the beginning of May into December in the Atlantic. Government regulations generally preclude the Company from fishing during the off-seasons.

   The Company's inventory cost system considers all costs associated with an annual fish catch and its processing, both variable and fixed and including both costs incurred during the off-season and during the fishing season. The Company's costing system allocates cost to inventory quantities on a per unit basis as calculated by a formula that considers total estimated inventoriable costs for a fishing season (including off-season costs) to total estimated fish catch and the relative fair market value of the individual products produced. The Company adjusts the cost of sales, off-season costs and inventory balances at the end of each quarter based on revised estimates of total inventoriable costs and fish catch. The Company's lower-of-cost-or-market-value analyses at year-end and at interim periods compares to total estimated per unit production cost of the Company's expected production to the projected per unit market prices of the products. The impairment analyses involve estimates of, among other things, future fish catches and related costs, and expected commodity prices for the fish products. These estimates, which management believes are reasonable and supportable, involve estimates of future activities and events which are inherently imprecise and from which actual results may differ materially. Revisions in such estimates or actual results could materially impact the Company's results of operation and financial position.

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

   As mentioned previously, the Company carries insurance for certain losses relating to its vessels and Jones Act liabilities for employees aboard its vessel. The Company provides reserves for those portions of the AAD for which the Company remains responsible by using an estimation process that considers Company-specific and industry data as well as management's experience, assumptions and consultation with outside counsel. Management's current estimated range of liabilities related to such cases is based on claims for which management can estimate the amount and range of loss. The Company has recorded the minimum estimated liability related to those claims, where there is a range of loss. As additional information becomes available, the Company will assess the potential liability related to its pending litigation and revise its estimates. Such revisions in estimates of the potential liability could materially impact the Company's results of operation and financial position.

Results of Operations

   The following table sets forth as a percentage of revenues, certain items of the Company's operations for each of the indicated periods.

                                                    Years Ended December 31,
                                                    -----------------------
                                                     2002     2001    2000
                                                     -----   -----   -----
       Revenues.................................... 100.0%   100.0%  100.0%
       Cost of sales...............................  76.3     85.8    99.7
       Inventory write-down........................    --       --    21.6
                                                     -----   -----   -----
       Gross profit (loss).........................  23.7     14.2   (21.3)
       Selling, general and administrative expenses   7.7      8.5     9.1
                                                     -----   -----   -----
       Operating income (loss).....................  16.0      5.7   (30.4)
       Interest expense, net.......................  (0.5)    (0.5)   (0.3)
       Other expenses, net.........................  (0.2)    (0.2)   (0.4)
                                                     -----   -----   -----
       Income (loss) before income taxes...........  15.3      5.0   (31.1)
       Provision (benefit) for income taxes........   4.9      1.2   (11.2)
                                                     -----   -----   -----
       Net income (loss)...........................  10.4      3.8   (19.9)
                                                     =====   =====   =====

  2002-2001

   Revenues. 2002 revenues increased $18.3 million, or 18.5%, from $98.7 million in 2001 to $117.0 million in 2002. The increase in revenues was primarily due to higher selling prices of 14.6% and 41.4% for the company's fish meal and fish oil, respectively. The Company attributes the higher fish meal and oil prices to strong worldwide demand for fish meal and competing fish oil markets rebounding from historic low levels.

   Cost of Sales. Cost of sales, for 2002 was $89.3 million, a $4.6 million increase, or 5.5%, from $84.7 million in 2001. Cost of sales as a percentage of revenues was 76.3% for 2002 as compared to 85.8% in 2001. The 9.5% decrease in cost of sales as a percentage of revenues was due primarily to a 14.6% and 41.4% increase in the selling price of the Company's fish meal and fish oil products, respectively.

   Gross Profit. Gross profit increased $13.6 million or 96.9%, from $14.1 million in 2001 to $27.7 million in 2002. As a percentage of revenues the Company's gross profit margin increased 9.5% in 2002 as compared to 2001. The increase in gross profit was due primarily to a 14.6% and 41.4% increase in the selling price of the Company's fish meal and fish oil products.

   Selling, general, and administrative expenses. Selling, general, and administrative expenses increased $631,000 or 7.5% from $8.4 million in 2001 to $9.0 million in 2002. The increase was due to increased employee related costs attributable to health care and retirement programs, partially offset by reduced insurance receivables writeoffs.

   Operating income. As a result of the factors discussed above, the Company's operating income increased $13.0 million from $5.7 million in 2001 to $18.7 million in 2002. As a percentage of revenues, operating income increased 10.3% from 5.7% in 2001 to 16.0% in 2002.

   Interest expense, net. Interest expense, net increased by $110,000 from interest expense of $485,000 in 2001 to $595,000 in 2002. The increase in net interest expense was primarily due to a reduction of interest income as a result of lower returns on investments.

   Other expense, net. Other expense, net increased by $71,000 from $151,000 in 2001 to $222,000 in 2002. The increase in other expense, net was the result of a gain on the disposal of miscellaneous assets recognized during 2001.

   Provision for income taxes. The Company recorded a $5.7 million provision for income taxes in 2002 representing an effective tax rate of 32% for income taxes. The effective tax rate for 2002 was reduced below the statutory rate due mainly to the partial exclusion of income on foreign sales. The provision for income taxes for 2001 reflected a year to date deferred state tax benefit of approximately $750,000, based on the Company successfully completing several years of state income tax audits, which resulted in the Company having an effective tax rate of 23% for 2001. The Company believes that it is more probable than not that the recorded estimated deferred tax asset benefits and state net operating loss carry-forwards will be realized. The statutory tax rate of 34% for U.S. federal taxes was in effect for 2001 and 2002.

  2001-2000

   Revenues. 2001 revenues increased $14.7 million, or 17.5%, from $84.0 million in 2000 to $98.7 million in 2001. The increase in revenues was attributable to higher selling prices of the Company's fish meal and fish oil, along with a 43.8% increase in sales volumes of the Company's fish oil as compared to 2000. Selling prices for the Company's fish meal and fish oil products increased by 17.5% and 37.7% respectively in 2001 as compared to 2000. The higher sales volumes of the Company's fish oil products were due primarily to a 48.5% increase in oil yields from the 2001 fishing effort as compared to the previous year. The Company attributes the higher fish meal and fish oil selling prices to diminished global fish meal and fish oil inventories as opposed to a general strengthening in world markets for other competing products.

   Cost of sales. Cost of sales, including depreciation and amortization for 2001, was $84.7 million, a $857,000 increase, or 1.0%, from $83.8 million (excluding the $18.1 million inventory write-down) in 2000. Cost of sales as a percentage of revenues was 85.8% for 2001 as compared to 99.7% in 2000. The 13.9% decrease in cost of sales as a percentage of revenues was due primarily to a 17.5% and 37.7% increase in the selling price of the Company's fish meal and fish oil products, respectively, along with a 43.8% increase in sales volume of the Company's fish oil.

   Gross profit (loss). Gross profit increased $32.0 million, or 178.6%, from a gross loss of $17.9 million in 2000 to a gross profit of $14.1 million in 2001. As a percentage of revenues, the Company's gross profit margin increased 35.5% in 2001 as compared to 2000. The increase in gross profit was due primarily to a 17.5% and 37.7% increase in the selling price of the Company's fish meal and fish oil products, respectively, along with a 43.8% increase in sales volume of the Company's fish oil and the $18.1 million inventory write-down affecting 2000.

   Selling, general, and administrative expenses. Selling, general, and administrative expenses increased $768,000, or 10.1%, from $7.6 million in 2000 to $8.4 million in 2001. This increase was primarily due to the recognition of $1.4 million of receivables due from an insurance company as uncollectible due to their bankruptcy filing, partially offset by a reduction in staffing and related employee costs.

   Operating income (loss). As a result of the factors discussed above, the Company's operating income increased $31.2 million from an operating loss of $25.5 million in 2000 to an operating income of $5.7 million in 2001. As a percentage of revenues, operating income increased 36.1% from a loss of 30.4% in 2000 to income of 5.7% in 2001.

   Interest expense, net. Interest expense, net increased by $192,000 from interest expense of $293,000 in 2000 to $485,000 in 2001. The increase in net interest expense was primarily due to a reduction of interest income as a result of lower returns on investments.

   Other expense, net. Other expense, net decreased by $178,000 from $329,000 in 2000 to $151,000 in 2001. The decrease in other expense, net was primarily due to the disposal of assets which were netted against other expenses.

   Provision (benefit) for income taxes. The Company recorded a $1.1 million provision for income taxes in 2001. The provision for income taxes for 2001 reflects a year to date deferred state tax benefit of approximately $750,000. During 2001, the Company successfully completed several years of state income tax audits. Based on the results of the audits and the filing of the 2000 returns, the Company revised its estimates of state taxes. The Company has recorded deferred tax assets for state net operating loss carryforwards and believes that it is more probable than not that the estimated tax benefits of the state net operating losses will be realized. The effective tax rate of 34% for U.S. federal taxes remains unchanged between the periods.

Recently Issued Accounting Standards

   In May 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Nos. 4, 44, and 64, Amendment of FASB 13, and Technical Corrections as of April 2002." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment to that Statement, FASB Statement No. 64 "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 is effective for financial statements issued for years beginning after May 15, 2002. SFAS No. 145 will have no impact on the Company's results of operations, liquidity or financial position upon adoption.

   In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. The requirements of SFAS No. 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002; however, early application is encouraged. The Company does not expect the adoption of SFAS No. 146 to have a material effect on its financial position, results of operations, or cash flows.

   In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions--An Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9." The provision of this statement related to the application of the purchase method of accounting is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. Transition provisions for previously recognized unidentifiable intangible assets are effective on October 1, 2002, with earlier application permitted. The adoption of SFAS No. 147 did not have any impact on the Company's financial position, results of operations or cash flows.

   In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-- Transition and Disclosure." SFAS No. 148 amends SFAS No. 123 "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company does not expect the adoption of SFAS 148 to have a material effect on its financial position, results of operations or cash flows.

   On November 25, 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34." FIN 45 clarifies the requirements of FASB Statement No.5, "Accounting for Contingencies" ("FAS 5"), relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor's year-end. The adoption of FIN 45 for the year ended December 31, 2002 did not have an impact on the Company's financial position, results of operations or cash flows.

   On January 17, 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. The Company is in the process of determining what impact, if any, the adoption of the provisions of FIN 46 will have upon its financial condition, results of operations or cash flows.

   In June 2001, the FASB approved SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets," SFAS No. 141 supersedes Accounting Principles Board ("APB") Opinion No. 16. "Business Combinations," to prohibit use of the pooling-of-interest (pooling) method of accounting for business combinations initiated after the issuance date of the final Statement. SFAS No. 142 supersedes APB Opinion No. 17, "Intangible Assets," by stating that goodwill will no longer be amortized, but will be tested for impairment in a manner different from the way other assets are tested for impairment. SFAS No. 142 also establishes a new method of testing goodwill for impairment. The provisions of SFAS No. 141 and SFAS No. 142 are effective for years beginning after December 15, 2001. The Company's implementation of the provisions of SFAS No. 141 and No. 142 did not have an impact on the Company's financial position, results of operations or cash flows.

   At the end of June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an asset retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The provisions of SFAS No. 143 will be required to be adopted by the Company in 2003. The Company does not believe the adoption of this statement will have a material impact on the Company's financial position, results of operations or cash flows.

   In October 2001 the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which established accounting and reporting standards for the impairment or disposal of long-lived assets and supercedes SFAS No. 121 and the accounting and reporting provisions of APB Opinion No. 30. This new standard requires that companies test certain long-lived assets for impairment and write down assets that are considered impaired. SFAS No. 144 differs from SFAS No. 121 by clarifying impairment testing and excluding goodwill. The effective date of the statement was for years beginning after December 14, 2001. The Company's implementation of the provisions of SFAS No. 144 did not have an impact on the Company's financial position, results of operations or cash flows.

Seasonal and Quarterly Results

   The Company's menhaden harvesting and processing business is seasonal in nature. The Company generally has higher sales during the menhaden harvesting season (which includes the second and third quarter of each year) due to increased product availability, but prices during the fishing season tend to be lower than during the off-season. As a result, the Company's quarterly operating results have fluctuated in the past and may fluctuate in the future. In addition, from time to time the Company defers sales of inventory based on worldwide prices for competing products that affect prices for the Company's products which may affect comparable period comparisons. Quarterly financial data contained in Note 16 to the Company's Consolidated Financial Statements included in Item 8 of this Report are incorporated herein by reference.

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

    4. The impact of a violation by the Company of federal, state and local laws and regulations relating to menhaden fishing and the protection of the environment and the health and safety of its employees or of the adoption of new laws and regulations at federal, state or local levels that restrict or prohibit menhaden or purse-seine fishing, or stricter interpretations of existing laws or regulations that materially adversely affect the Company's business.

    5. The impact on the Company if it cannot harvest menhaden in U.S. jurisdictional waters if the Company fails to comply with U.S. citizenship ownership requirements.

    6. Risks inherent in the Company's attempt to expand into sales of refined, food grade fish oils for consumption in the U.S., including the unproven market for this product.

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

   12. A general hardening of the world insurance markets in recent years has made the Company's insurance more costly and is likely to continue to increase the Company's cost of insurance. Depending on the magnitude of the increase in insurance premiums, the Company may elect to increase its deductibles and self-retentions in order to achieve lower insurance premium costs. These higher deductibles and self-retentions will expose the Company to greater risk of loss if claims occur.

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

Item 8.  Financial Statements and Supplementary Data

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Omega Protein Corporation:

   In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and stockholders' equity present fairly, in all material respects, the financial position of Omega Protein Corporation and its subsidiaries (the "Company") at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

New Orleans, Louisiana
February 14, 2003

                           OMEGA PROTEIN CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                                December 31, December 31,
                                                                                    2002         2001
                                                                                ------------ ------------
                                                                                     (in thousands)
                                    ASSETS
Current assets:
   Cash and cash equivalents...................................................   $ 33,450     $ 21,813
   Receivables, net............................................................     13,029        7,636
   Amounts due from majority owner.............................................          3           --
   Inventories.................................................................     41,939       37,670
   Deferred tax assets.........................................................      1,315        2,062
   Prepaid expenses and other current assets...................................        884        1,256
                                                                                  --------     --------
       Total current assets....................................................     90,620       70,437
Other assets...................................................................      6,683        7,107
Deferred tax assets, net.......................................................      3,115        5,653
Property and equipment, net....................................................     80,713       82,030
                                                                                  --------     --------
       Total assets............................................................   $181,131     $165,227
                                                                                  ========     ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt........................................   $  1,270     $  1,296
   Accounts payable............................................................      2,619        1,518
   Accrued liabilities.........................................................     14,880       13,407
                                                                                  --------     --------
       Total current liabilities...............................................     18,769       16,221
Long-term debt.................................................................     14,239       15,510
Pension liabilities............................................................     13,087        6,051
                                                                                  --------     --------
       Total liabilities.......................................................     46,095       37,782
                                                                                  --------     --------

Commitments and contingencies
Stockholders' equity:
   Preferred stock, $0.01 par value; authorized 10,000,000 shares; none issued.         --           --
   Common Stock, $0.01 par value; authorized 80,000,000 shares; 24,382,662 and
     24,362,415 shares issued and outstanding, respectively....................        244          244
   Capital in excess of par value..............................................    112,025      111,959
   Retained earnings...........................................................     33,439       21,270
   Accumulated other comprehensive loss........................................     (8,637)      (3,993)
   Common stock in treasury, at cost--413,100 shares...........................     (2,035)      (2,035)
                                                                                  --------     --------
       Total stockholders' equity..............................................    135,036      127,445
                                                                                  --------     --------
          Total liabilities and stockholders' equity...........................   $181,131     $165,227
                                                                                  ========     ========


   The accompanying notes are an integral part of the consolidated financial statements.

                           OMEGA PROTEIN CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 Years Ended December 31,
                                                               ---------------------------------------
                                                                 2002          2001         2000
                                                                 --------      -------      --------
                                                               (in thousands, except per share amounts)
Revenues...................................................... $117,008      $98,752      $ 84,042
Cost of sales.................................................   89,305       84,682        83,825
Inventory write-down..........................................       --           --        18,117
                                                                 --------      -------      --------
Gross profit (loss)...........................................   27,703       14,070       (17,900)
Selling, general and administrative expenses..................    9,040        8,409         7,641
                                                                 --------      -------      --------
Operating income (loss).......................................   18,663        5,661       (25,541)
Interest expense, net.........................................     (595)        (485)         (293)
Other expenses, net...........................................     (222)        (151)         (329)
                                                                 --------      -------      --------
Income (loss) before income taxes.............................   17,846        5,025       (26,163)
Provision (benefit) for income taxes..........................    5,677        1,140        (9,419)
                                                                 --------      -------      --------
Net income (loss)............................................. $ 12,169      $ 3,885      $(16,744)
                                                                 ========      =======      ========
Earnings (loss) per share (basic)............................. $   0.51      $  0.16      $  (0.70)
                                                                 ========      =======      ========
Average common shares outstanding.............................   23,962       23,938        23,903
                                                                 ========      =======      ========
Earnings (loss) per share (diluted)........................... $   0.48      $  0.16      $  (0.70)
                                                                 ========      =======      ========
Average common shares and common share equivalents outstanding   25,106       24,094        23,903
                                                                 ========      =======      ========



   The accompanying notes are an integral part of the consolidated financial statements.

                           OMEGA PROTEIN CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Years Ended December 31,
                                                                          --------------------------
                                                                            2002     2001     2000
                                                                          -------  -------  --------
                                                                                (in thousands)
Cash flow provided by (used in) operating activities:
   Net income (loss)..................................................... $12,169  $ 3,885  $(16,744)
   Adjustments to reconcile net income to net cash provided by (used in)
     operating activities:
   (Gain) loss on disposal of assets, net................................      (6)    (146)       84
   Provisions for losses on receivables..................................     707    1,473        30
   Depreciation and amortization.........................................  10,996    9,714     9,211
   Deferred income taxes.................................................   5,677    1,185    (7,426)
   Changes in assets and liabilities:
       Receivables.......................................................  (5,662)   1,816     6,391
       Amounts due from majority owner...................................      (3)       -        (5)
       Inventories, net of write-downs...................................  (4,269)    (638)    9,080
       Accounts payable and accrued liabilities..........................   2,574   (1,987)    3,114
       Other, net........................................................  (1,503)    (158)   (3,922)
                                                                          -------  -------  --------
          Total adjustments..............................................   8,511   11,259    16,557
                                                                          -------  -------  --------
          Net cash provided by (used in) operating activities............  20,680   15,144      (187)
                                                                          -------  -------  --------
Cash flow provided by (used in) investing activities:
   Proceeds from sale of assets, net.....................................      19      435        55
   Capital expenditures..................................................  (7,765)  (1,921)   (6,977)
                                                                          -------  -------  --------
          Net cash used in investing activities..........................  (7,746)  (1,486)   (6,922)
                                                                          -------  -------  --------
Cash flow provided by (used in) financing activities:
   Proceeds from borrowings..............................................       -    1,989         -
   Principal payments on borrowings......................................  (1,297)  (1,237)   (1,161)
                                                                          -------  -------  --------
          Net cash provided by (used in) financing activities............  (1,297)     752    (1,161)
                                                                          -------  -------  --------
Net increase (decrease) in cash and cash equivalents.....................  11,637   14,410    (8,270)
Cash and cash equivalents at beginning of period.........................  21,813    7,403    15,673
                                                                          -------  -------  --------
Cash and cash equivalents at end of period............................... $33,450  $21,813  $  7,403
                                                                          =======  =======  ========



   The accompanying notes are an integral part of the consolidated financial statements.

                           OMEGA PROTEIN CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                 Capital             Accumulated  Treasury     Total
                                  Common Stock  Excess of Retained      Other      Stock   Stockholders'
                                  Shares Amount Par Value Earnings  Comprehensive  Amount     Equity
                                  ------ ------ --------- --------      Loss      -------- -------------
                                                              (in thousands)
Balance at December 31, 1999..... 24,302  $243  $111,835  $ 34,129     $    --    $(2,035)   $144,172
   Issuance of common stock......     28    --        49        --                     --          49
   Net loss......................     --    --        --   (16,744)         --         --     (16,744)
                                  ------  ----  --------  --------     -------    -------    --------
Balance at December 31, 2000..... 24,330   243   111,884    17,385          --     (2,035)    127,477
   Issuance of common stock......     32     1        75        --          --         --          76
Comprehensive loss:
   Net income....................     --    --        --     3,885          --         --       3,885
Other comprehensive loss:
   Minimum pension liability net
     of tax benefit of $2,058....     --    --        --        --      (3,993)        --      (3,993)
                                  ------  ----  --------  --------     -------    -------    --------
Total comprehensive loss.........     --    --        --     3,885      (3,993)        --        (108)
                                  ------  ----  --------  --------     -------    -------    --------
Balance at December 31, 2001..... 24,362  $244  $111,959  $ 21,270     $(3,993)   $(2,035)   $127,445
   Issuance of common stock......     21    --        66        --          --         --          66
Comprehensive income:
   Net income....................     --    --        --    12,169          --         --      12,169
Other comprehensive loss:
   Minimum pension liability net
     of tax benefit of $2,392....     --    --        --        --      (4,644)        --      (4,644)
                                  ------  ----  --------  --------     -------    -------    --------
Total comprehensive income.......     --    --        --    12,169      (4,644)        --       7,525
                                  ------  ----  --------  --------     -------    -------    --------
Balance at December 31, 2002..... 24,383  $244  $112,025  $ 33,439     $(8,637)   $(2,035)   $135,036
                                  ======  ====  ========  ========     =======    =======    ========




   The accompanying notes are in integral part of the consolidated financial statements.

                           OMEGA PROTEIN CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES
        SUMMARY OF OPERATIONS AND BASIS OF PRESENTATION

  Business Description

   Omega Protein Corporation ("Omega" or the "Company") produces and markets a variety of products produced from menhaden (a herring-like species of fish found in commercial quantities in the U.S. coastal waters of the Atlantic Ocean and Gulf of Mexico), including regular grade and value-added specialty fish meals, crude and refined fish oils and fish solubles. The Company processes several grades of fish meal ("FAQ" meal and specialty meals), as well as fish oil and fish solubles. The Company's fish meal products are primarily used as a protein ingredient in animal feed for swine, cattle, aquaculture and household pets. Fish oil is utilized for animal and aquaculture feeds, industrial applications, as well as for additives to human food products. The Company's fish solubles are sold primarily to livestock feed manufacturers, aquaculture feed manufacturers and for use as an organic fertilizer.

  Consolidation

   The consolidated financial statements include the accounts of Omega and its wholly and majority owned subsidiaries. Investments in affiliated companies and joint ventures representing a 20% to 50% voting interest are accounted for using the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation.

   On April 5, 2000, the Company acquired for a nominal amount an additional 1% equity interest in a partially owned subsidiary previously accounted for under the equity method. As a result of the transaction, the Company owned 51% of the investment and began consolidating its operations. On November 1, 2001, the Company sold all of its interest in this subsidiary. As a result of the sale, the Company is totally divested of the investment.

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

   The Company's inventory cost system considers all costs associated with an annual fish catch and its processing, both variable and fixed, and including both costs incurred during the off-season and during the fishing season. The Company's costing system allocates cost to inventory quantities on a per unit basis as calculated by a formula that considers total estimated inventoriable costs for a fishing season (including off-

                           OMEGA PROTEIN CORPORATION
season costs) to total estimated fish catch and the relative fair market value of the individual products produced. The Company adjusts the cost of sales, off-season costs and inventory balances at the end of each quarter based on revised estimates of total inventoriable costs and fish catch. The Company's lower-of-cost-or-market-value analyses at year-end and at interim periods compares the total estimated per unit production cost of the Company's expected production to the projected per unit market prices of the products. The impairment analyses involve estimates of, among other things, future fish catches and related costs, and expected commodity prices for the fish products. These estimates, which management believes are reasonable and supportable, involve estimates of future activities and events which are inherently imprecise and from which actual results may differ materially.

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

  Insurance

   The Company carries insurance for certain losses relating to its vessels and Jones Act liabilities for employees aboard its vessel. The Company provides reserves for those portions of the Annual Aggregate Deductible for which the Company remains responsible by using an estimation process that considers Company-specific and industry data as well as management's experience, assumptions and consultation with outside counsel. Management's current estimated range of liabilities related to such cases is based on claims for which management can estimate the amount and range of loss. The Company has recorded the minimum estimated liability related to those claims, where there is a range of loss. As additional information becomes available, the Company will assess the potential liability related to its pending litigation and revise its estimates. Such revisions in estimates of the potential liability could materially impact the Company's results of operation and financial position.

  Advertising Costs

   The costs of advertising are expensed as incurred in accordance with Statement of Position 93-7 "Reporting on Advertising Costs."

  Accounting for the Impairment of Long-Lived Assets

   Effective January 1, 2002, the Company accounts for impairment of long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which was issued in October 2001. SFAS No. 144 supersedes SFAS No. 121 'Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.' There was no impact on the Company's financial results from the adoption of SFAS No. 144. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible operational impairment. In accordance with SFAS No. 144, the Company uses an estimate of the future undiscounted net cash flows of the related asset or asset grouping over the remaining life in measuring whether its operating assets are recoverable. An impairment is recognized when future undiscounted cash flows of assets are estimated to be insufficient to recover their related carrying value. The Company considers continued operating losses, or significant and long-term changes in business conditions, to be its primary indicators of potential impairment. In measuring impairment, the Company looks to quoted market prices, if available, or the best information available in the circumstances.

                           OMEGA PROTEIN CORPORATION

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

  Property, Equipment and Depreciation

   Property and equipment additions are recorded at cost. Depreciation of property and equipment is computed by the straight-line method at rates expected to amortize the cost of property and equipment, net of salvage value, over their estimated useful lives. Estimated useful lives of assets acquired new, determined as of the date of acquisition are as follows:

                                                       Useful Lives
                                                         (years)
                                                       ------------
            Fishing vessels and fish processing plants    15-20
            Furniture and fixtures and other..........     3-10

   Replacements and major improvements are capitalized; maintenance and repairs are charged to expense as incurred. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from the accounts. Any resulting gains or losses are included in the statement of operations.

  Pension Plans

   Annual costs of pension plans are determined actuarially based on SFAS No. 87, "Employers' Accounting for Pensions." The Company's policy is to fund U.S. pension plans at amounts not less than the minimum requirements of the Employee Retirement Income Security Act of 1974 and generally for obligations under its foreign plans to deposit funds with trustees under insurance policies. The Company applies SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" disclosure requirements for its pensions and other postretirement benefit plans to the extent practicable.

   In 2002 the Board of Directors authorized a plan to freeze the Company's pension plan in accordance with ERISA rules and regulations so that new employees, after July 31, 2002, will not be eligible to participate in the pension plan and further benefits will no longer accrue for existing participants. The freezing of the pension plan had the effect of vesting all existing participants in their pension benefits in the plan.

  Comprehensive Income (Loss)

   SFAS No. 130, "Reporting Comprehensive Income," establishes a standard for reporting and displaying comprehensive income (loss) and its components within the financial statements. Comprehensive income (loss) includes charges and credits to equity that are not the result of transactions with shareholders. Comprehensive income (loss) is composed of two subsets - net income and other comprehensive income (loss). Included in other comprehensive income (loss) for the Company are minimum pension liability adjustments. These adjustments are accumulated within the Statement of Stockholders' Equity under the caption Accumulated Other Comprehensive Loss. As of December 31, 2002, accumulated other comprehensive (loss), net of taxes, as reflected in the Consolidated Statement of Stockholders' Equity, was $8,637,000.

                           OMEGA PROTEIN CORPORATION

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

   At December 31, 2002 and 2001, the Company had cash deposits concentrated primarily in one major bank. In addition, the Company had Certificates of Deposit and commercial quality grade A2P2 rated or better with companies and financial institutions. As a result of the foregoing, the Company believes that credit risk in such investments is minimal.

  Earnings per Share

   Basic earnings per share was computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share was computed by dividing net income by the sum of the weighted average number of common shares outstanding and the effect of any dilutive stock options.

  Recently Issued Accounting Standards

   In May 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS 13, and Technical Corrections as of April 2002." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment to that Statement, FASB Statement No. 64 "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 is effective for financial statements issued for years beginning after May 15, 2002. SFAS No. 145 will have no impact on the Company's results of operations, liquidity or financial position upon adoption.

   In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. The requirements of SFAS No. 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002; however, early application is encouraged. The Company does not expect the adoption of SFAS No. 146 to have a material effect on the Company's financial position, results of operations or cash flows.

   In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions - An Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9." The provision of this statement related to the application of the purchase method of accounting is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. Transition provisions for previously recognized unidentifiable intangible assets are effective on October 1, 2002, with earlier application permitted. The adoption of SFAS No. 147 did not have any impact on the Company's financial position, results of operations or cash flows.

                           OMEGA PROTEIN CORPORATION

   On November 25, 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34."
FIN 45 clarifies the requirements of FASB Statement No.5, "Accounting for Contingencies" relating a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002; however, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor's year-end.
The adoption of FIN 45 for the year ended December 31, 2002 did not have an impact on the Company's financial position, results of operations or cash flows.

   On January 17, 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. The Company is in the process of determining what impact, if any, the adoption of the provisions of FIN 46 will have upon its financial position, results of operations or cash flows.

   In June 2001, the FASB approved SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 supersedes Accounting Principles Board ("APB") Opinion No. 16 "Business Combinations," to prohibit use of the pooling-of-interest (pooling) method of accounting for business combinations initiated after the issuance date of the final Statement. SFAS No. 142 supersedes APB Opinion No. 17, "Intangible Assets," by stating that goodwill will no longer be amortized, but will be tested for impairment in a manner different from the way other assets are tested for impairment. SFAS No. 142 also establishes a new method of testing goodwill for impairment. The provisions of SFAS No. 141 and SFAS No. 142 are effective for years beginning after December 15, 2001. The Company's implementation of the provisions of SFAS No. 141 and No. 142 did not have an impact on the Company's existing financial position, results of operations or cash flows.

   In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an asset retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The provisions of SFAS No. 143 will be required to be adopted by the Company in 2003. This statement will not have a material impact on the Company's financial position, results of operations or cash flows.

                           OMEGA PROTEIN CORPORATION

  Stock-Based Compensation

   At December 31, 2002, the Company had a stock-based employee compensation plan, which is described in more detail in Note 11. The Company accounts for this plan under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123." No stock-based employee compensation cost is reflected in net earnings, as all options granted under this plan had an exercise price equal to or greater than the market value of the underlying common stock on the grant date. The following table illustrates the effect on net earnings (loss) and net earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

                                                        Years Ended December 31,
                                                       --------------------------
                                                         2002     2001     2000
                                                       -------  -------  --------
Net earnings (loss)................................... $12,169  $ 3,885  $(16,744)
Total stock-based employee compensation expense
  determined under fair value-based method, net of tax  (1,159)  (1,300)   (4,461)
                                                       -------  -------  --------
Pro forma net earnings (loss)......................... $11,010  $ 2,585  $(21,205)
                                                       -------  -------  --------
Net earnings (loss) per common share:
   Basic--as reported................................. $  0.51  $  0.16  $  (0.70)
                                                       -------  -------  --------
   Basic--pro forma................................... $  0.46  $  0.11  $  (0.89)
                                                       -------  -------  --------
Net earnings (loss) per common share:
   Diluted--as reported............................... $  0.48  $  0.16  $  (0.70)
                                                       -------  -------  --------
   Diluted--pro forma................................. $  0.44  $  0.11  $  (0.89)
                                                       -------  -------  --------

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

NOTE 2.  ACCOUNTS RECEIVABLE

   Accounts receivable as of December 31, 2002 and 2001 are summarized as follows:

                                                    2002    2001
                                                  -------  ------
                                                   (in thousands)
             Trade............................... $11,853  $6,265
             Insurance...........................     755     290
             Employee............................      45      37
             Income tax..........................     650     973
             Other...............................     255     331
                                                  -------  ------
                                                   13,558   7,896
             Less allowance for doubtful accounts    (529)   (260)
                                                  -------  ------
             Receivables, net.................... $13,029  $7,636
                                                  =======  ======

                           OMEGA PROTEIN CORPORATION

NOTE 3.  INVENTORY

   Inventory as of December 31, 2002 and 2001 is summarized as follows:

                                               2002    2001
                                              ------- -------
                                              (in thousands)
                   Fish meal................. $21,564 $19,221
                   Fish oil..................   9,583   9,128
                   Fish solubles.............     843     789
                   Off-season cost...........   5,464   4,127
                   Other materials & supplies   4,485   4,405
                                              ------- -------
                   Total inventory........... $41,939 $37,670
                                              ======= =======

   During 2000, the Company provided $18.1 million in write-downs of the value of its fish meal and fish oil product inventories produced during the 2000 fishing season. The inventory write-downs were made necessary due to market prices the Company either had received or expected to receive for its products which had declined to a level below the Company's cost basis in those products.

NOTE 4.  OTHER ASSETS

   Other assets as of December 31, 2002 and 2001 are summarized as follows:

                                                                 2002    2001
                                                                ------  ------
                                                                (in thousands)
   Fish nets................................................... $1,216  $  835
   Prepaid pension cost........................................  2,104   3,122
   Insurance receivable, net of allowance for doubtful accounts  2,548   1,590
   Title XI loan origination fee...............................    275     357
   Note receivable.............................................    409     471
   Deposits....................................................    131     732
                                                                ------  ------
   Total other assets.......................................... $6,683  $7,107
                                                                ======  ======

   Amortization expense for fishing nets amounted to $688,000, $732,000 and $720,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

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

   For the period from October 1, 1998 to March 31, 2000, the Company placed its Vessel Claims Insurance coverage with HIH Casualty and General Insurance, Ltd., an insurance company that is part of HIH Insurance Limited ("HIH"), the second largest insurance company in Australia. In April 2001, HIH petitioned a court in Australia to place it in provisional liquidation. The Company estimates, based on previous payments made by the Company and its existing reserves for open claims for the period covered by HIH, that HIH owes approximately $1.8 million either to the Company or on the Company's behalf. This amount could be adjusted upward or downward as additional claims and their corresponding reserves become finalized.

   The Company has put the trustees in the Australian liquidation proceedings on notice of its claims under its insurance policy; however, based on the early nature of the proceedings, the Company believes that the ultimate

                           OMEGA PROTEIN CORPORATION
outcome of the recovery against HIH cannot be assured at this time and that it is probable that a portion of these receivables will not be collectible. Accordingly, at December 31, 2002, the allowance for doubtful accounts applicable to the HIH receivable was $1.8 million.

   On December 27, 2001 the Company entered into a contract to set forth the terms and conditions of a purchase of a 60,000 square foot material storage facility in St. Louis, Missouri. As part of the agreement, the Company placed $600,000 as a deposit pending the executed Deed of Trust. The Deed of Trust was executed and delivered in February 2002.

NOTE 5.  PROPERTY AND EQUIPMENT

   Property and equipment as of December 31, 2002 and 2001 are summarized as follows:

                                                       2002      2001
                                                     --------  --------
                                                       (in thousands)
        Land........................................ $  6,261  $  5,390
        Plant assets................................   72,444    69,674
        Fishing vessels.............................   75,153    73,183
        Furniture and fixtures......................    1,825     1,837
        Other.......................................    3,292     1,227
                                                     --------  --------
                                                      158,975   151,311
        Less accumulated depreciation and impairment  (78,262)  (69,281)
                                                     --------  --------
        Property and equipment, net................. $ 80,713  $ 82,030
                                                     ========  ========

   Depreciation expense for the years ended December 31, 2002, 2001 and 2000 was approximately $9.1 million, $8.5 million and $8.4 million, respectively.

NOTE 6.  NOTES PAYABLE AND LONG-TERM DEBT

   At December 31, 2002 and 2001, the Company's long-term debt consisted of the following:

                                                                                          2002    2001
                                                                                         ------- -------
                                                                                          (in thousands
U.S. government guaranteed obligations (Title XI loan) collateralized by a first lien on certain vessels and certain plant assets:
   Amounts due in installments through 2016, interest from 6.63% to 7.60%............... $14,531 $15,627
   Amounts due in installments through 2014, interest at Eurodollar rates of 2.26% and
     3.05% at December 31, 2002 and 2001, respectively, plus 4.5%.......................     933   1,013
Other debt at 7.9% and 8.0% at December 31, 2002 and 2001, respectively.................      45     166
                                                                                         ------- -------
Total debt..............................................................................  15,509  16,806
     Less current maturities............................................................   1,270   1,296
                                                                                         ------- -------
Long-term debt.......................................................................... $14,239 $15,510
                                                                                         ======= =======

   At December 31, 2002 and 2001, the estimated fair value of debt obligations approximated book value.

   On December 22, 1999, the Company closed on its 1999 Title XI application and received $5.6 million of Title XI borrowings for qualified projects. Originally the Company was authorized to receive up to $20.6 million

                           OMEGA PROTEIN CORPORATION
in loans under the Title XI program, and has used the entire amount authorized under such program. The Title XI loans are secured by liens on certain of the Company's fishing vessels and mortgages on the Company's Reedville, Virginia and Abbeville, Louisiana plants. Loans are now available under similar terms pursuant to the Title XI program without intervening lenders. On November 6, 2001, the Company closed on its application for an additional loan of $1.9 million under the new program for qualified projects.

   On December 20, 2000 the Company entered into a three-year $20.0 million revolving credit agreement with Bank of America, N.A. (the "Credit Facility"). Borrowings under this facility may be used for working capital and capital expenditures. The Credit Facility bears interest at a rate equal to (i) LIBOR plus 250 basis points or (ii) at the Company's option, the Bank's prime rate. The Credit Facility requires a per annum commitment fee of one-half of a percent (0.5%) on the daily average unused portion of the commitment of the Lender. The Credit Facility is collateralized by all of the Company's trade receivables, inventory and equipment. The Company and its subsidiaries are required to comply with certain financial covenants, including maintenance of a minimum tangible net worth and minimum EBITDA. In addition, the Credit Facility does not allow for the payment of cash dividends or stock repurchases and also limits capital expenditures and investments. The Company was in compliance with the Credit Facility covenants at December 31, 2002. As of December 31, 2002, the Company had no borrowings outstanding under the Credit Facility. The current Credit Facility expires on December 20, 2003.

   At December 31, 2002 and 2001, the Company had outstanding letters of credit totaling approximately $2.1 million and $1.9 million, respectively, issued primarily in support of workers' compensation insurance programs.

  Annual Maturities

   The annual maturities of long-term debt for the five years ending December 31, 2007 and thereafter are as follows (in thousands):

                 2003     2004   2005   2006   2007  Thereafter
                 ----    ------ ------ ------ ------ ----------
                $1,270   $1,354 $1,436 $1,526 $1,631   $8,292

NOTE 7.  CASH FLOW AND EARNINGS PER SHARE INFORMATION

   All highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.

   Net cash provided by operating activities reflects cash payments of interest and income taxes.

                                             Years Ended December 31,
                                             ------------------------
                                              2002     2001    2000
                                              ------  ------  ------
                                                (in thousands)
              Cash paid during the year for:
              Interest...................... $1,116   $1,097  $1,207
              Income tax.................... $   32   $   14  $    2

   In 2002, 2001 and 2000, 14,000, 32,000 and 28,000 shares, respectively, of the Company's common stock were issued to Directors as fees in a non cash transaction as payment in lieu of Board retainer and per diem fees.

                           OMEGA PROTEIN CORPORATION

   For the year ended December 31, 2000 there were no effects of dilutive stock options. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (in thousands except share and per share data) for the years ended December 31, 2002 and 2001.

                                                    Years Ended December 31,
                                -----------------------------------------------------------------
                                              2002                             2001
                                -------------------------------- --------------------------------
                                  Income       Shares              Income       Shares
                                (Numerator) (Denominator) Amount (Numerator) (Denominator) Amount
                                ----------- ------------- ------ ----------- ------------- ------
Net Income.....................   $12,169          --              $3,885           --
                                  -------      ------              ------       ------
Basic EPS
 Income available to common
   stockholders................    12,169      23,962     $0.51     3,885       23,938     $0.16
                                                          =====                            =====
Effect of Dilutive Stock option
  grants.......................        --       1,144                  --          156
                                  -------      ------              ------       ------
Diluted EPS
 Income available to common
   stockholders plus assumed
   conversions.................   $12,169      25,106     $0.48    $3,885       24,094     $0.16
                                  =======      ======     =====    ======       ======     =====

   The Company had approximately 2.5 million and 3.1 million options outstanding at December 31, 2002 and 2001, respectively, that were not included in the dilutive earnings per share calculation because they would be antidilutive.

NOTE 8.  INCOME TAXES

   The Company's provision (benefit) for income taxes consisted of the following:

                                                     Years Ended
                                                    December 31,
                                               ----------------------
                                                2002   2001     2000
                                               ------ ------  -------
                                                   (in thousands)
          Current:
             State............................ $   -- $  (45) $  (785)
             U.S..............................     --     --   (1,208)
          Deferred:
             State............................    250   (750)      --
             U.S..............................  5,427  1,935   (7,426)
                                               ------ ------  -------
          Provision (benefit) for income taxes $5,677 $1,140  $(9,419)
                                               ====== ======  =======

   As of December 31, 2002, for federal income tax purposes, the Company had $19,491,000 in net operating losses expiring in 2006-2022, and approximately $1,200,000 in alternative minimum tax credit carryforward.

                           OMEGA PROTEIN CORPORATION

   The following table reconciles the income tax provisions computed using the U.S. statutory rate of 34% to the provisions reflected in the financial statements.

                                              Years Ended December 31,
                                              -----------------------
                                               2002    2001     2000
                                              ------  ------  -------
                                                   (in thousands)
         Taxes at statutory rate............. $6,068  $1,709  $(8,895)
         Foreign sales exempt income.........   (575)   (216)      --
         State taxes, net of federal benefit.    165    (525)    (518)
         Other...............................     19     172       (6)
                                              ------  ------  -------
         Provision (benefit) for income taxes $5,677  $1,140  $(9,419)
                                              ======  ======  =======

   Temporary differences and tax credit carryforwards that gave rise to significant portions of deferred tax assets and liabilities as of December 31, 2002 and 2001 are as follows:

                                                          2002     2001
                                                        -------  -------
                                                         (in thousands)
       Deferred tax assets:
          Assets and accruals not yet deductible....... $ 1,315  $ 2,062
          Alternative minimum tax credit carryforwards.   1,200    1,198
          Equity in loss of unconsolidated affiliates..     306      306
          Net operating loss carryforward..............   6,627   11,131
          Minimum pension liability....................   4,449    2,058
          State income tax, net........................     250      500
          Other........................................     113      123
                                                        -------  -------
              Total deferred tax assets................  14,260   17,378
                                                        -------  -------
       Deferred tax liabilities:
          Property and equipment.......................  (9,094)  (8,570)
          Pension and other retirement benefits........    (736)  (1,093)
          State income tax.............................      --       --
              Total deferred tax liabilities...........  (9,830)  (9,663)
                                                        -------  -------
              Net deferred tax asset................... $ 4,430  $ 7,715
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

                           OMEGA PROTEIN CORPORATION

NOTE 9.  ACCRUED LIABILITIES

   Accrued liabilities as of December 31, 2002 and 2001 are summarized as follows:

                                                2002    2001
                                               ------- -------
                                               (in thousands)
                 Salaries and benefits........ $ 6,242 $ 4,985
                 Insurance....................   5,625   6,863
                 Taxes, other than income tax.     443      93
                 Trade creditors..............   2,513   1,375
                 Other........................      57      91
                                               ------- -------
                    Total accrued liabilities. $14,880 $13,407
                                               ======= =======

NOTE 10.  EMPLOYEE 401(k) PLAN

   All qualified employees of the Company are covered under the Omega Protein 401(k) Savings and Retirement Plan (the "Plan"). Prior to 2001, the Company contributed matching contributions to the Plan based on employee contributions and compensation. Contributions to the plan totaled approximately $816,000 in 2000. The Company suspended its matching contributions to the Plan for 2001. In 2002, the Board of Directors authorized the reinstatement of the Company's matching cash contribution to its 401(k) Plan, effective January 1, 2002, at levels previously in place prior to the suspension of the match in 2001. The Company's matching contributions to the Plan during 2002 were approximately $627,000.

NOTE 11.  PENSION AND STOCK OPTION PLANS

  Pension Plan

   The Company has a pension plan covering substantially all employees. Plan benefits are generally based on an employee's years of service and compensation level. The plan has adopted an excess benefit formula integrated with covered compensation. Participants are 100% vested in the accrued benefit after five years of service.

   In 2002 the Board of Directors authorized a plan to freeze the Company's pension plan in accordance with ERISA rules and regulations so that new employees, after July 31, 2002, will not be eligible to participate in the pension plan and further benefits will no longer accrue for existing participants. The freezing of the pension plan had the effect of vesting all existing participants in their pension benefits in the plan.

   Components of net periodic benefit cost:

                                                      Years Ended December 31,
                                                     -------------------------
                                                       2002     2001     2000
                                                     -------  -------  -------
                                                           (in thousands)
Service cost........................................ $   465  $   887  $   646
Interest cost.......................................   1,787    1,618    1,668
Expected return on plan assets......................  (1,668)  (1,980)  (2,206)
Amortization of transition asset and other deferrals     435     (223)    (343)
                                                     -------  -------  -------
   Net periodic pension cost (benefit).............. $ 1,019  $   302  $  (235)
                                                     =======  =======  =======

                           OMEGA PROTEIN CORPORATION

   The Company's funding policy is to make contributions as required by applicable regulations. The plan's funded status and amounts recognized in the Company's balance sheet at December 31, 2002 and 2001, are presented below:


                                                                         Years Ended
                                                                         December 31,
                                                                      -----------------
                                                                        2002      2001
                                                                      --------  -------
                                                                        (in thousands)
Change in Benefit Obligation
Benefit Obligation at beginning of year.............................. $ 26,100  $22,294
Service Cost.........................................................      465      887
Interest Cost........................................................    1,787    1,618
Plan Amendments......................................................   (4,007)      --
Actuarial (Gain) / Loss..............................................    2,555    2,947
Benefits Paid........................................................   (1,380)  (1,646)
                                                                      --------  -------
Benefit Obligation at end of year.................................... $ 25,520  $26,100
                                                                      --------  -------
Change in Plan Assets
Plan Assets at Fair Value at beginning of year....................... $ 19,353  $22,722
Actual Return on Plan Assets.........................................   (3,436)  (1,723)
Benefits Paid........................................................   (1,380)  (1,646)
                                                                      --------  -------
Plan Assets at Fair Value at end of year............................. $ 14,537  $19,353
                                                                      --------  -------
Reconciliation of Prepaid (Accrued) and Total Amount Recognized
Funded Status of Plan................................................ $(10,983) $(6,747)
Unrecognized Prior Service Cost......................................       --       --
Unrecognized Net Transition (Asset)..................................       --     (262)
Unrecognized Net Loss................................................   13,087   10,131
                                                                      --------  -------
Prepaid Pension Cost................................................. $  2,104  $ 3,122
                                                                      --------  -------
Amounts recognized in the statement of financial position Consists of
Prepaid Benefit Cost................................................. $     --  $    --
Accrued Benefit Liability............................................  (10,983)  (2,929)
Accumulated Other Comprehensive Loss.................................   13,087    6,051
                                                                      --------  -------
Net Amount Recognized................................................ $  2,104  $ 3,122
                                                                      --------  -------
Weighted Average Assumptions at end of year
Discount Rate........................................................     6.50%    7.25%
Long-Term Rate of Return.............................................     8.50%    9.00%
Salary Scale up to age 50............................................      N/A     5.00%
Salary Scale over age 50.............................................      N/A     4.50%

   The unrecognized transition asset at October 1, 1987 was $5.2 million which is being amortized over 15 years. For 2002 and 2001, the actuarial present value of the projected benefit obligation was based on a 0%, and 4.5% weighted-average annual increase in salary levels and a 6.5% and 7.25% discount rate, respectively. Pension plan assets are invested in cash, common and preferred stocks, short-term investments, bonds and insurance contracts. The projected long-term rate of return on plan assets was 8.5% in 2002 and 9% in 2001. The unrecognized net loss of $13.1 million at December 31, 2002 is expected to be reduced by future returns on plan assets and through decreases in future net pension credits.

                           OMEGA PROTEIN CORPORATION

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

   On June 27, 2000, the 1998 Incentive Plan and the Director Plan were amended and restated in their entirety and renamed the 2000 Long-Term Incentive Plan ("2000 Incentive Plan"). The substantive changes from the 1998 Incentive Plan and the Directors Plan in the amendment and restatement of the 2000 Incentive Plan were (a) the 2000 Incentive Plan allows annual option grant awards of 10,000 shares to each non-employee Director and (b) the 2000 Incentive Plan allows for the aggregate number of option shares available for issuance under the plan to equal 25% of the number of shares of common stock outstanding at any time with an absolute maximum of no more than 15 million shares available for awards at any time. Reference is made to the Company's 2000 proxy statement for a complete summary of all the differences among the three plans.

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

   Had the compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS No. 123, the Company's net income and net income per common share for the periods presented would approximate the pro forma amounts below (in thousands, except per share data):

                                                           Years Ended December 31,
                                             ---------------------------------------------------
                                                   2002            2001              2000
                                             ---------------- --------------- ------------------
                                                As      Pro      As     Pro      As        Pro
                                             Reported  Forma  Reported Forma  Reported    Forma
                                             -------- ------- -------- ------ --------  --------
Net income (loss)........................... $12,169  $11,010  $3,885  $2,585 $(16,744) $(21,205)
Net income (loss) per common share (basic).. $  0.51  $  0.46  $ 0.16  $ 0.11 $  (0.70) $  (0.89)
Net income (loss) per common Share (diluted) $  0.48  $  0.44  $ 0.16  $ 0.11 $  (0.70) $  (0.89)

                           OMEGA PROTEIN CORPORATION

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

   The Company granted stock options in 2000, 2001 and 2002 under the Plan and its predecessor plans in the form of non-qualified stock options.

   In accordance with APB Opinion 25, the Company has not recognized any compensation cost for these stock options granted in 2002, 2001 or in 2000.

   A summary of the status of the Company's stock options granted to employees and directors as of December 31, 2002, 2001 and 2000, and the changes during the years are summarized below. Prior to January 1998, there was no Company stock option plan for the Company's employees or directors.

                                           Number of    Weighted Average
                                            Options      Exercise Price
                                         -------------- ----------------
                                         (in thousands)
        Outstanding at December 31, 1999     3,270           $10.96
        Granted.........................     2,696           $ 2.40
        Exercised.......................        --               --
        Forfeited.......................      (781)          $10.18
        Expired.........................        --               --
                                             -----
        Outstanding at December 31, 2000     5,185           $ 6.64
        Granted.........................       331           $ 1.76
        Exercised.......................        --               --
        Forfeited.......................      (316)          $ 3.53
        Expired.........................        --               --
                                             -----
        Outstanding at December 31, 2001     5,200           $ 6.51
        Granted.........................       340           $ 4.22
        Exercised.......................        (6)          $ 1.65
        Forfeited.......................       (64)          $ 5.64
        Expired.........................        --               --
                                             -----
        Outstanding at December 31, 2002     5,470           $ 6.38
                                             =====

   There were 312,750 options granted on October 28, 1999 which had a weighted average exercise price of $3.50 whereas the closing market price on that date was $2.875. The exercise prices of all other options that have been granted were equal to the average of the high and low market prices on the date of grant.

                           OMEGA PROTEIN CORPORATION

   The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions:

                                                  Years Ended December 31,
                                                  -----------------------
                       Assumptions                 2002     2001    2000
                       -----------                 -----   -----   -----
         Expected term (lives in years)..........  5.00     5.00    5.00
         Expected volatility..................... 51.02%   43.45%  45.96%
         Expected dividend yield.................  0.00%    0.00%   0.00%
         Weighted average risk-free interest rate  2.92%    4.91%   6.34%

   The Black-Scholes option pricing model requires the input of highly subjective assumptions and does not necessarily provide a reliable measure of fair value.

   The following table summarizes information about the 2000 Incentive Plan stock options outstanding at December 31, 2002.

                                Options Outstanding        Options Exercisable
                          -------------------------------- --------------------
                                                Weighted
                                      Weighted   Average               Weighted
                                      Average   Remaining              Average
                            Number    Exercise Contractual   Number    Exercise
 Range of Exercise Prices Outstanding  Price      Life     Exercisable  Price
 ------------------------ ----------- -------- ----------- ----------- --------
     $1.88 to $3.50        2,936,117   $ 2.36      8.1      1,947,672   $ 2.43
     $3.95 to $4.70          335,000   $ 4.23      9.6         30,000   $ 4.70
     $8.25                   405,000   $ 8.25      7.2        405,000   $ 8.25
     $12.38 to $12.75      1,695,600   $12.73      5.3      1,695,600   $12.73
     $16.06 to $17.25         98,400   $16.91      5.3         98,400   $16.91

NOTE 12.  CERTAIN TRANSACTIONS AND ARRANGEMENTS BETWEEN THE COMPANY AND ZAPATA

   The Company provides to Zapata payroll, pension and certain administrative services billed at their approximate cost. During 2002, 2001, and 2000, fees for these services totaled $17,400, $16,000 and $13,500, respectively. The cost of such services was based on the estimated percentage of time that employees spend working on Zapata's matters as a percent of total time worked. The Company's management deemed this allocation method to be reasonable.

   Upon completion of the Company's initial public offering in 1998, the Company and Zapata entered into certain agreements that included the Separation, Sublease, Registration Rights, Tax Indemnity and Administrative Services Agreements. The Separation Agreement required the Company to repay $33.3 million of indebtedness and current payables owed by the Company to Zapata contemporaneously with the consummation of the Company's initial public offering and prohibits Zapata from competing with the Company for a period of five years until April 2003. The Sublease Agreement provides for the Company to lease its principal corporate offices in Houston, Texas from Zapata and provides the Company with the ability to utilize telephone equipment worth approximately $21,000 for no additional charge. The Registration Rights Agreement sets forth the rights and responsibilities of each party concerning certain registration filings and provides for the sharing of fees and expenses related to such filings. The Tax Indemnity Agreement requires the Company to be responsible for federal, state and local income taxes from its operations. The Administrative Services Agreement allows the Company to provide certain administrative services to Zapata at the Company's estimated cost.

                           OMEGA PROTEIN CORPORATION

   The following represents intercompany activity for the periods presented (in thousands):

                                                               Years Ended
                                                              December 31,
                                                            ----------------
                                                            2002  2001  2000
                                                            ----  ----  ----
  Beginning balance due Zapata............................. $ --  $ (5) $ --
  Administrative services provided by the Company to Zapata   17   (16)  (14)
  Payments to the Company by Zapata........................  (14)   21     9
                                                            ----  ----  ----
  Ending balance due from Zapata........................... $  3  $ --  $ (5)
                                                            ====  ====  ====

NOTE 13.  COMMITMENTS AND CONTINGENCIES

  Operating Lease Payable

   Future minimum payments under non-cancelable operating lease obligations aggregate $1,508,000, and for the five years ending December 31, 2007 are (in thousands):

                            2003 2004 2005 2006 2007
                            ---- ---- ---- ---- ----
                            $378 $375 $315 $67  $67

   Rental expense for operating leases was $598,000, $647,000 and $760,000 in 2002, 2001 and 2000, respectively.

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

  Tax Assessment

   The Company has informally been notified by representatives from the Vermillion Parish and St. Mary Parish tax authorities of undefined deficiencies in parish sales and use taxes for the Company's 1997 to 2000 tax years. As of December 31, 2002, the proposed adjustments to the parish sales and use tax returns for the calendar years ending 1997 through 2000 have not yet been assessed. The Company expects the proposed adjustments will claim additional tax, including penalties and interest through December 31, 2002 and has recorded a provision adequate to cover these adjustments. The Company intends to contest the proposed adjustments vigorously.

                           OMEGA PROTEIN CORPORATION

NOTE 14.  INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

   The Company operates within one industry segment, menhaden fishing, for the production and sale of fish meal, fish solubles and fish oil. Export sales of fish oil and fish meal were approximately $44.0 million, $35.7 million, and $21.7 million in 2002, 2001 and 2000, respectively. Such sales were made primarily to European and Asian markets. In 2002, 2001 and 2000, sales to one customer were approximately $10.5 million, $7.9 million, and $6.3 million, respectively. This customer differed from year to year.

   The following table shows the geographical distribution of revenues (in thousands) based on location of customers:

                               Years Ended December 31,
                  -------------------------------------------------
                        2002             2001             2000
                  ---------------  ---------------  ---------------
                  Revenues Percent Revenues Percent Revenues Percent
                  -------- ------- -------- ------- -------- -------
           U.S... $ 73,050   62.4% $63,063    63.9% $63,713    75.8%
           Europe    6,517    5.6%  15,438    15.6%   5,661     6.7%
           Asia..   13,336   11.4%   8,651     8.8%   2,441     2.9%
           Mexico    2,586    2.2%   1,924     1.9%   6,557     7.8%
           Canada   12,898   11.0%   4,741     4.8%   3,385     4.0%
           Other.    8,621    7.4%   4,935     5.0%   2,285     2.8%
                  --------  -----  -------   -----  -------   -----
           Total. $117,008  100.0% $98,752   100.0% $84,042   100.0%
                  ========  =====  =======   =====  =======   =====

NOTE 15.  QUARTERLY FINANCIAL DATA (UNAUDITED)

  Seasonal and Quarterly Results

   The Company's menhaden harvesting and processing business is seasonal in nature. The Company generally has higher sales during the menhaden harvesting season (which includes the second and third quarter of each year) due to increased product availability, but prices during the fishing season tend to be lower than during the off-season. As a result, the Company's quarterly operating results have fluctuated in the past and may fluctuate in the future. In addition, from time to time the Company defers sales of inventory based on worldwide prices for competing products that affect prices for the Company's products which may affect comparable period comparisons.

                           OMEGA PROTEIN CORPORATION

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

                                        Quarter Ended 2002
                           ---------------------------------------------
                           March 31, June 30, September 30, December 31,
                             2002      2002       2002          2002
                           --------- -------- ------------- ------------
                             (in thousands, except per share amounts)
       Revenues...........  $23,479  $27,237     $34,992      $31,300
       Gross profit.......    6,555    6,906       7,733        6,509
       Operating income...    4,487    4,745       5,704        3,727
       Net income.........    2,733    2,917       3,600        2,919
       Earnings per share:
          Basic...........     0.11     0.12        0.15         0.13
          Diluted.........     0.11     0.12        0.14         0.11

                                            Quarter Ended 2001
                               ---------------------------------------------
                               March 31, June 30, September 30, December 31,
                                 2001      2001       2001          2001
                               --------- -------- ------------- ------------
                                 (in thousands, except per share amounts)
    Revenues..................  $19,023  $18,992     $36,838      $23,899
    Gross profit..............    1,010    1,981       5,769        5,310
    Operating (loss)..........     (498)    (652)      3,962        2,849
    Net income (loss).........     (377)    (527)      3,010        1,779
    Earnings (loss) per share:
       Basic and Diluted......     (.02)    (.02)       0.13         0.07

Item 9.  Changes in and Disagreements with Accountants and Financial Disclosure.

   Not applicable.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

   Pursuant to General Instruction G on Form 10-K, the information called for by Item 10 of Part III of Form 10-K is incorporated by reference to the information set forth in the Company's definitive proxy statement relating to its 2003 Annual Meeting of Stockholders (the "2003 Proxy Statement") to be filed pursuant to Regulation 14-A under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), in response to Items 401 and 405 of Regulation S-K under the Securities Act of 1933, as amended, and the Exchange Act ("Regulation S-K"). Reference is also made to the information appearing in Item 1 of Part I of this Annual Report on Form 10-K under the caption "Business and Properties--Executive Officers of the Registrant."

Item 11.  Executive Compensation

   Pursuant to General Instruction G of Form 10-K, the information called for by Item 11 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2003 Proxy Statement in response to Item 402 of Regulation S-K, excluding the material concerning the report on executive compensation and the performance graph specified by paragraphs (k) and (l) of such Item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

   Pursuant to General Instruction G of Form 10-K, the information called for by Item 12 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2003 Proxy Statement in response to Item 403 of Regulation S-K.

Item 13.  Certain Relationships and Related Transaction

   Pursuant to General Instruction G of Form 10-K, the information called for by Item 13 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2003 Proxy Statement in response to Item 404 of Regulation S-K.

Item 14.  Controls and Procedures

   (a) Evaluation of Disclosure Controls and Procedures

      Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

   (b) Changes in Internal Controls

      There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation.

                                    PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

                                                                                                        Page
         --------------------------------------------------------------------------------------------   ----
(a)(1) The Company's consolidated financial statements listed below have been filed as part of this report: Report of Independent Accountants.....................................................  24
       Consolidated balance sheets as of December 31, 2002 and 2001....................................  25
       Consolidated statements of operations for the years ended
         December 31, 2002, 2001 and 2000..............................................................  26
       Consolidated statements of cash flows for the years ended
         December 31, 2002, 2001 and 2000..............................................................  27
       Consolidated statements of stockholders' equity for the years ended
         December 31, 2002, 2001 and 2000..............................................................  28
       Notes to consolidated financial statements......................................................  29

(a)(2) Financial Statement Schedule.
       Filed herewith as a financial statement schedule is the schedule supporting Omega's consolidated financial statements listed under paragraph (a) of this Item, and the Report of Independent Accountants'
       with respect thereto.

                             Omega 2002 Form 10-K

(a)(3) Exhibits


  2.1*    --Agreement and Plan of Merger between Marine Genetics, Inc. and Omega Protein Corporation
            ("Omega") (Exhibit 2.1 to Omega Registration Statement on Form S-1 [Registration No. 333-
            44967])

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

10.10*+   --Omega Protein Corporation 2000 Long-Term Incentive Plan (Appendix A to Omega Proxy
            Statement dated May 3, 2000)

10.11*+   --Omega Protein Corporation Annual Incentive Compensation Plan dated April 8, 1998 (Exhibit
            10.11 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)

10.12*+   --Employment Agreement between Omega and Joseph L. von Rosenberg dated April 12, 1998
            (Exhibit 10.2 to Omega Quarterly Report on Form 10-Q for the quarter ended March 31, 1998)

10.13*+   --Employment Agreement between Omega and Robert W. Stockton dated April 12, 1998 (Exhibit
            10.2 to Omega Quarterly Report on Form 10-Q for the quarter ended March 31, 1998)


10.14*+ --Change of Control Agreement dated March 15, 2000 between Omega and John D. Held (Exhibit
          10.14 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)

10.15*+ --Change of Control Agreement dated February 1, 2000 between Omega and Bernard White
          (Exhibit 10.16 Omega Annual Report on Form 10-K for the year ended December 31, 1999)

 10.16+ --Omega Protein, Inc. Executive Medical Plan dated August 1993

10.17*  --Commercial Lease dated January 1, 2000 between Omega Protein, Inc. and the Edson Group.
          LLC (Exhibit 10.17 to Omega Annual Report on Form 10-K for the year ended December 31,
          2001)

10.18*  --Lease dated July 1, 1992 with Ardoin Limited Partnership (Exhibit 10.12 to Omega Registration
          Statement on Form S-1 [Registration No. 333-44967])

10.19*  --Lease Agreement dated November 25, 1997 with O. W. Burton, Jr., individually and as trustee of the Trust of Anna Burton (Exhibit 10.13 to Omega Registration Statement on Form S-1
          [Registration No. 333-44967])

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

10.25*  --Amendment to No. 1 to First Preferred Ship Mortgage dated March 31, 1993 to the United States of America (Exhibit 10.22 to Omega Registration Statement on Form S-1 [Registration No. 333-
          44967])

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

10.28*  --Supplement No. 2 to Security Agreement dated March 31, 1993 in favor of the United States of
          America (Exhibit 10.25 to Omega Registration Statement on Form S-1 [Registration No. 333-
          44967])

10.29*  --Indemnity Agreement Regarding Hazardous Materials dated March 31, 1993 in favor of the
          United States of America (Exhibit 10.26 to Omega Registration Statement on Form S-1
          [Registration No. 333-44967])

10.30*  --United States Guaranteed Promissory Note dated September 27, 1994 in favor of Sun Bank of
          Tampa Bay (Exhibit 10.27 to Omega Registration Statement on Form S-1 [Registration No. 333-
          44967])


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

10.45* --Deed of Trust dated December 20, 1999 for the benefit of the United States of America (Exhibit
         10.45 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)

10.46* --Promissory Notes to the United States of America dated December 20, 1999, pursuant to the provisions of Title XI of the Marine Act of 1936, in favor of Hibernia National Bank (Exhibit
         10.46 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)

10.47* --Security Agreement dated December 20, 1999 in favor of the United States of America (Exhibit
         10.47 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)

10.48* --Title XI Financial Agreement dated December 20, 1999 with the United States of America
         (Exhibit 10.48 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)

10.49* --Guaranty Agreement dated December 20, 1999 in favor of the United States of America (Exhibit
         10.49 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)


10.50*  --Certification and Indemnification Agreement Regarding Environmental Matters dated December 20,
          1999 in favor of the United States of America (Exhibit 10.50 to Omega Annual Report on Form 10-
          K for the year ended December 31, 2001)

10.51*  --Preferred Ship Mortgages dated December 20, 1999 in favor of the United States of America
          (Exhibit 10.51 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)

10.52*  --Deed of Trust dated October 19, 2001 for the benefit of the United States of America (Exhibit 10.52 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)

10.53*  --Promissory Note to the United States of America dated October 19, 2001, pursuant to the provisions of Title XI of the Marine Act of 1936, in favor of Hibernia National Bank (Exhibit 10.53 to Omega
          Annual Report on Form 10-K for year ended December 31, 2001)

10.54*  --Security Agreement dated October 19, 2001 in favor of the United States of America (Exhibit 10.54 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)

10.55*  --Title XI Financial Agreement dated October 19, 2001 with the United States of America (Exhibit
          10.55 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)

10.56*  --Guaranty Agreement dated December 20, 1999 in favor of the United States of America (Exhibit
          10.56 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)

10.57*  --Certification and Indemnification Agreement Regarding Environmental Matters dated October 19,
          2001 in favor of the United States of America (Exhibit 10.57 to Omega Annual Report on Form 10-
          K for the year ended December 31, 2001)

10.58*  --Preferred Ship Mortgages dated October 19, 2001 in favor of the United States of America (Exhibit
          10.58 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)

10.59*+ --Form of Directors and Officers Indemnity Agreement (Exhibit 10.47 to Omega Registration
          Statement on Form S-1 [Registration No. 333-44967])

10.60*+ --Change of Control Agreement dated as of September 1, 2000 between Omega and Scott Herbert
          (Exhibit 10.1 to Omega Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

10.61*+ --Employment Agreement dated as of October 1, 2002 between Omega and Thomas R. Wittmann
          (Exhibit 10.2 to Omega Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

   21   --Schedule of Subsidiaries

   23   --Consent of PricewaterhouseCoopers LLP

 99.1   --Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

--------
   --Financial Statement Schedule of valuation and qualifying accounts --Report of Independent Accountants on Financial Statement Schedule

* Incorporated by reference

+ Management Contract or Compensatory Plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 15 (c) of Form 10-K and
  Item 601 of Regulation S-K.

(b) Reports on Form 8-K.

   None.

                           OMEGA PROTEIN CORPORATION

                 SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

                                     Balance at  Charged to Charged             Balance at
                                    Beginning of Costs and  to Other Deductions   End of
           Description                 Period     Expenses  Accounts    (A)       Period
           -----------              ------------ ---------- -------- ---------- ----------
December 31, 2000:
   Allowance for doubtful accounts.  $  188,493  $   30,000   $--     $   (626) $  217,867

December 31, 2001:
   Allowance for doubtful accounts.  $  217,867  $1,473,260   $--     $(76,419) $1,614,708

December 31, 2002:
   Allowance for doubtful accounts.  $1,614,708  $  708,447   $--     $ (1,769) $2,321,386

   (A) Allowance for Doubtful Accounts--uncollectible accounts written off.

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of Omega Protein Corporation:

   Our audits of the consolidated financial statements of Omega Protein Corporation and its subsidiaries referred to in our report dated February 14, 2003, and included in Item 8 of this Form 10-K also included an audit of the financial statement schedule listed in Item 14(a) (2) of this Form 10-K. In our opinion, this financial statement schedule, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

New Orleans, Louisiana
February 14, 2003

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 26, 2003.

                                              OMEGA PROTEIN CORPORATION
                                                (Registrant)

                                              By: /s/  Robert W. Stockton
                                                  -----------------------------
                                                  Robert W. Stockton
                                                  Executive Vice President and
                                                    Chief Financial Officer

   KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Joseph L. von Rosenberg III or Robert W. Stockton, or either of them, his true and lawful attorney's in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, any and all capacities, to sign his name to the Company's Form 10-K for the year ended December 31, 2002 and any or all amendments, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of the, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                        Title                  Date
          ---------                        -----                  ----

/S/  JOSEPH L. VON ROSENBERG   President and Chief Executive  March 6, 2003
             III                 Officer and Director
-----------------------------
 Joseph L. von Rosenberg III

   /S/  ROBERT W. STOCKTON     Executive Vice President and   March 6, 2003
-----------------------------    Chief Financial Officer
     Robert W. Stockton          (Principal Financial and
                                 Accounting Officer)

    /S/  AVRAM A. GLAZER       Chairman                       March 6, 2003
-----------------------------
       Avram A. Glazer

     /S/  DARCIE GLAZER        Director                       March 6, 2003
-----------------------------
        Darcie Glazer

     /S/  GARY L. ALLEE        Director                       March 6, 2003
-----------------------------
        Gary L. Allee

     /S/  WILLIAM LANDS        Director                       March 6, 2003
-----------------------------
        William Lands

      /S/  PAUL KEARNS         Director                       March 6, 2003
-----------------------------
         Paul Kearns

CERTIFICATIONS

I, Joseph L. von Rosenberg III, certify that:

    1. I have reviewed this annual report on Form 10-K of Omega Protein Corporation;

    2. Based on my knowledge, this annual report does not contain any untrue statement of a material factor omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

       c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



        Date: March 6, 2003 By:    /S/  JOSEPH L. VON ROSENBERG
                                   ----------------------------
                            Name:  Joseph L. von Rosenberg
                            Title: President and Chief Executive Officer

I, Robert W. Stockton, certify that:

    1. I have reviewed this annual report on Form 10-K of Omega Protein Corporation;

    2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

       c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



         Date: March 6, 2003 By:    /S/  ROBERT W. STOCKTON
                                    ----------------------------
                             Name:  Robert W. Stockton
                             Title: Executive Vice President and Chief
                                      Financial Officer