Form 10-Q
period 2003-03-31
OMEGA PROTEIN CORP
filed 2003-05-01
CIK 1053650

===============================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------


                                    FORM 10-Q

           [U] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the quarter period ended March 31, 2003


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

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes __ or No X.

     Number of shares outstanding of the Registrant's Common Stock, par value $0.01 per share, on May 1, 2003: 24,069,338































                            OMEGA PROTEIN CORPORATION
                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Unaudited Condensed Consolidated Balance Sheet as of March 31, 2003
            and December 31, 2002.............................................3
         Unaudited Condensed Consolidated Statement of Operations for the
            three months ended March 31, 2003 and 2002........................4
         Unaudited Condensed Consolidated Statement of Cash Flows for the
            three months ended March 31, 2003 and 2002........................5
         Notes to Unaudited Condensed Consolidated Financial Statements.......6

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations.............................................19

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.........31

Item 4.  Controls and Procedures.............................................31


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...................................................32

Item 2.  Changes in Securities and Use of Proceeds...........................32

Item 3.  Defaults Upon Senior Securities.....................................32

Item 4.  Submission of Matters to a Vote of Security Holders.................32

Item 5.  Other Information...................................................33

Item 6.  Exhibits and Reports on Form 8-K....................................33

Signatures...................................................................34

Certifications..........................................................35 & 36

                            OMEGA PROTEIN CORPORATION
             NOTES TO UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                (Dollars in thousands, except per share amounts)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements and Notes


                                                                                       March 31,           December 31,
                                                                                         2003                 2002
                                                                                 -------------------   ------------------
                                                                                               (in thousands)
                                  ASSETS
Current assets:

    Cash and cash equivalents...............................................       $    41,652            $     33,450
    Receivables, net........................................................             9,710                  13,029
    Amounts due from majority owner.........................................                 1                       3
    Inventories.............................................................            38,236                  41,939
    Deferred tax assets.....................................................             1,315                   1,315
    Prepaid expenses and other current assets...............................               733                     884
                                                                                 -----------------    ------------------

           Total current assets.............................................            91,647                  90,620
Other assets................................................................             7,517                   6,683
Deferred tax assets, net....................................................             1,669                   3,115
Property and equipment, net.................................................            81,899                  80,713
                                                                                 -----------------    ------------------

           Total assets.....................................................       $   182,732           $     181,131
                                                                                 -----------------    ------------------
                                                                                 -----------------    ------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current maturities of long-term debt....................................       $     1,292           $       1,270
    Accounts payable........................................................             2,297                   2,619
    Accrued liabilities.....................................................            14,240                  14,880
                                                                                 ----------------     ------------------
           Total current liabilities........................................            17,829                  18,769
Long-term debt..............................................................            13,908                  14,239
Pension liabilities.........................................................            13,087                  13,087
                                                                                 -----------------    ------------------
 Total liabilities..........................................................            44,824                  46,095
                                                                                 -----------------    ------------------
Commitments and contingencies

Stockholders' equity:
    Preferred stock, $0.01 par value; authorized 10,000,000 shares; none                    -                       -
issued..............................................................
    Common stock, $0.01 par value; authorized 80,000,000 shares;
     24,443,563 shares and 24,382,662 shares issued and outstanding,
     respectively...........................................................               244                    244
    Capital in excess of par value..........................................           112,250                112,025
    Retained earnings.......................................................            36,086                 33,439
    Accumulated other comprehensive loss....................................            (8,637)                (8,637)
    Common stock in treasury, at cost - 413,100 shares......................            (2,035)                (2,035)
                                                                                 -----------------    ------------------
        Total stockholders' equity..........................................           137,908                135,036
                                                                                 -----------------    ------------------
                 Total liabilities and stockholders' equity.................       $   182,732          $     181,131
                                                                                 -----------------    ------------------
                                                                                 -----------------    ------------------

          The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                            OMEGA PROTEIN CORPORATION
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                (Dollars in thousands, except per share amounts)



                                                                                               Three Months Ended
                                                                                                    March 31,
                                                                                     -------------------------------------
                                                                                           2003                 2002
                                                                                     ----------------     ----------------
                                                                                    (in thousands, except per share amounts)

Revenues.................................................................           $      25,101         $     23,479
Cost of sales............................................................                  18,679               16,924
                                                                                     ----------------     ----------------
Gross profit.............................................................                   6,422                6,555
Selling, general, and administrative expense.............................                   2,196                2,068
                                                                                     ----------------     ----------------
Operating income.........................................................                   4,226                4,487
Interest expense, net....................................................                    (154)                (167)
Other income (expense), net..............................................                      21                  (52)
                                                                                     ----------------     ----------------
Income before income taxes...............................................                   4,093                4,268
Provision for income taxes...............................................                   1,446                1,535
                                                                                     ----------------     ----------------
Net income...............................................................           $       2,647        $       2,733
                                                                                     ----------------     ----------------
                                                                                     ----------------     ----------------
Basic earnings per share.................................................           $        0.11        $        0.11
                                                                                     ----------------     ----------------
                                                                                     ----------------     ----------------
Average common shares outstanding........................................                  23,983               23,953
                                                                                     ----------------     ----------------
                                                                                     ----------------     ----------------
Diluted earnings per share...............................................           $        0.10        $        0.11
                                                                                     ----------------     ----------------
                                                                                     ----------------     ----------------
Average common shares and
  common share equivalents outstanding...................................                  25,433               24,848
                                                                                     ----------------     ----------------
                                                                                     ----------------     ----------------


          The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                            OMEGA PROTEIN CORPORATION
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                (Dollars in thousands, except per share amounts)


                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                    -----------------------------------------
                                                                                            2003                  2002
                                                                                    -------------------   -------------------
                                                                                                 (in thousands)
Cash flows provided by (used in) operating activities:
    Net income............................................................          $       2,647         $       2,733
    Adjustments to reconcile net income to net cash provided by operating activities:
        Gain on disposal of assets, net...................................                    (77)                    -
        Provision for losses on receivables...............................                     44                   170
        Depreciation and amortization.....................................                  2,963                 2,508
        Deferred income taxes.............................................                  1,446                 2,155
        Changes in assets and liabilities:
            Receivables...................................................                  3,311                  (813)
            Amounts due from majority owner...............................                      2                     -
            Inventories...................................................                  3,703                 4,913
            Accounts payable and accrued liabilities......................                   (962)                 (369)
            Other, net....................................................                 (1,333)                 (103)
                                                                                    --------------        --------------
                 Total adjustments........................................                  9,097                 8,461
                                                                                    --------------        --------------
                 Net cash provided  by operating activities...............                 11,744                11,194
                                                                                    --------------        --------------
Cash flows used in investing activities:
     Proceeds from sale of assets, net....................................                     83                     -
    Capital expenditures..................................................                 (3,526)               (2,536)
                                                                                    --------------        --------------
                 Net cash used in investing activities....................                 (3,443)               (2,536)
                                                                                    --------------        --------------
Cash flows used in financing activities:
    Principal payments of short and long-term debt obligations............                   (309)                 (353)
    Proceeds from stock options exercised.................................                    210                     -
                                                                                    --------------        --------------
                 Net cash used in financial activities....................                    (99)                 (353)
                                                                                    --------------        --------------
Net increase in cash and cash equivalents.................................                  8,202                 8,305
Cash and cash equivalents at beginning of year............................                 33,450                21,813
                                                                                    --------------        --------------
Cash and cash equivalents at end of period................................         $       41,652        $       30,118
                                                                                    --------------        --------------
                                                                                    --------------        --------------


          The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                            OMEGA PROTEIN CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)


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

 Basis  of  Presentation

     These interim financial statements of Omega Protein Corporation have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2002. Accordingly, certain information and footnote disclosures normally provided have been omitted since such items are disclosed therein.

     In the opinion of management the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of March 31, 2003, and the results of its operations and its cash flows for the three-month periods ended March 31, 2003 and 2002. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

Consolidation

     The consolidated financial statements include the accounts of Omega and its wholly and majority owned subsidiaries. Investments in affiliated companies and joint ventures representing a 20% to 50% voting interest are accounted for using the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation.

                            OMEGA PROTEIN CORPORATION
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -(continued)
                (Dollars in thousands, except per share amounts)


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

     The Company's inventory cost system considers all costs associated with an annual fish catch and its processing, both variable and fixed, including both costs incurred during the off-season and during the fishing season. The Company's costing system allocates cost to inventory quantities on a per unit basis as calculated by a formula that considers total estimated inventoriable costs for a fishing season (including off-season costs) to total estimated fish catch and the relative fair market value of the individual products produced. The Company adjusts the cost of sales, off-season costs and inventory balances at the end of each quarter based on revised estimates of total inventoriable costs and fish catch. The Company's lower-of-cost-or-market-value analyses at year-end and at interim periods compares the total estimated per unit production cost of the Company's expected production to the projected per unit market prices of the products. The impairment analyses involve estimates of, among other things, future fish catches and related costs, and expected commodity prices for the fish products. These estimates, which management believes are reasonable and supportable, involve estimates of future activities and events which are inherently imprecise and from which actual results may differ materially.

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

                            OMEGA PROTEIN CORPORATION
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -(continued)
                (Dollars in thousands, except per share amounts)


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

Accounting for the Impairment of Long-Lived Assets

     The Company evaluates at each balance sheet date for continued appropriateness of the carrying value of its long-lived assets including its long-term receivables and property, plant and equipment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposals of Long-Lived Assets." This review is based on management projections of anticipated undiscounted future cash flows of the related asset or asset grouping. If indicators of impairment are present, management would evaluate the undiscounted cash flows estimated to be generated by those assets compared to the carrying amount of those items. The net carrying value of assets not recoverable is reduced to fair value. The Company considers continued operating losses, or significant and long-term changes in business conditions, to be its primary indictors of potential impairment. In measuring impairment, the Company looks to quoted market prices, if available, or the best information available in the circumstances.

Income Taxes

     The Company utilizes the liability method to account for income taxes. This method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of existing temporary differences between the financial reporting and tax reporting basis of assets and liabilities, and operating loss and tax credits carryforwards for tax purposes.

                            OMEGA PROTEIN CORPORATION
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -(continued)
                (Dollars in thousands, except per share amounts)


Property, Equipment and Depreciation

     Property and equipment additions are recorded at cost. Depreciation of property and equipment is computed by the straight-line method at rates expected to amortize the cost of property and equipment, net of salvage value, over their estimated useful lives. Estimated useful lives of assets acquired new, determined as of the date of acquisition are as follows:

                                                         Useful Lives
                                                            (years)
Fishing vessels and fish processing plants................   15-20
Furniture and fixtures and other..........................    3-10

     Replacements and major improvements are capitalized; maintenance and repairs are charged to expense as incurred. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from the accounts. Any resulting gains or losses are included in the statement of operations.

Pension Plans

     Annual costs of pension plans are determined actuarially based on SFAS No. 87, "Employers' Accounting for Pensions." The Company's policy is to fund U.S. pension plans at amounts not less than the minimum requirements of the Employee Retirement Income Security Act of 1974 ("ERISA"). The Company applies SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" disclosure requirements for its pensions and other postretirement benefit plans to the extent practicable.

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

Comprehensive Income (Loss)

     SFAS No. 130, "Reporting Comprehensive Income," establishes a standard for reporting and displaying comprehensive income (loss) and its components within the financial statements. Comprehensive income (loss) includes charges and credits to equity that are not the result of transactions with shareholders. Comprehensive income (loss) is composed of two subsets - net income and other comprehensive income (loss). Included in other comprehensive income (loss) for the Company are minimum pension liability adjustments. These adjustments are accumulated within the Statement of Stockholders' Equity under the caption Accumulated Other Comprehensive Loss. As of March 31, 2003, accumulated other comprehensive (loss), net of taxes, as reflected in the Consolidated Statement of Stockholders' Equity, was $8,637,000.

                            OMEGA PROTEIN CORPORATION
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -(continued)
                (Dollars in thousands, except per share amounts)


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

     At March 31, 2003 and December 31, 2002, the Company had cash deposits concentrated primarily in one major bank. In addition, the Company had Certificates of Deposit and commercial quality grade A2P2 rated or better with companies and financial institutions. As a result of the foregoing, the Company believes that credit risk in such investments is minimal.

Earnings per Share

     Basic earnings per common share was computed by dividing net earnings by the weighted average number of common shares outstanding during each period. Diluted earnings per common share was computed by dividing net earnings by the sum of the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if the dilutive potential common shares (in this case, exercise of the Company's employee stock options) had been issued during each period as discussed in Note 11.

Recently Issued Accounting Standards

     In May 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS 13, and Technical Corrections as of April 2002." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment to that Statement, FASB Statement No. 64 "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 is effective for financial statements issued for years beginning after May 15, 2002. SFAS No. 145 will have no impact on the Company's existing results of operations, liquidity or financial position.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. The requirements of SFAS No. 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 had no impact on the Company's financial condition, results of operations or cash flows.

                            OMEGA PROTEIN CORPORATION
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -(continued)
                (Dollars in thousands, except per share amounts)

     In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34." FIN 45 clarifies the requirements of FASB Statement No.5, "Accounting for Contingencies" relating a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002; however, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor's year-end. The Company has determined that it is subject to the disclosure provisions of FIN 45 and has included the required disclosures in Note 10. The initial adoption of FIN 45 did not have a material impact on the Company's financial condition, results of operations or cash flows.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an asset retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The provisions of SFAS No. 143 were adopted by the Company in January 2003. The adoption of this statement did not have a material impact on the Company's financial position, results of operations or cash flows.

     In January 2003, the FASB issued FIN No. 46, "Consolidated of Variable Interest Entities." This standard clarifies the application of Accounting
Research Bulletin No. 51, Consolidated Financial Statements, and addresses consolidation by business enterprises of variable interest entities (more commonly known as Special Purpose Entities or SPE's). FIN No. 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among the parties involved. FIN No. 46 also enhances the disclosure requirements related to variable interest entities. This statement is effective for variable interest entities created or in which an enterprise obtains an interest after January 31, 2003. FIN No. 46 will be effective for the Company beginning September 1, 2003 for all interests in variable interest entities acquired before February 1, 2003. The adoption of FIN No. 46 is not expected to have a material impact on the Company's consolidated financial statements.

Stock-Based Compensation

     At March 31, 2003, the Company had a stock-based employee compensation plan, which is described in more detail in Note 11. The Company accounts for this plan under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123." No stock-based employee compensation cost is reflected in net earnings, because all options granted under this plan had an exercise price equal to or greater than the market value of the underlying common stock on the

                           OMEGA PROTEIN CORPORATION
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -(continued)
                (Dollars in thousands, except per share amounts)

grant date. The following table illustrates the pro forma effect on net earnings and net earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation using the Black-Scholes option pricing methodology.


                                                                                         Three Months Ended March 31,
                                                                                        -----------------------------
                                                                                              2003            2002
                                                                                        -------------    ------------
                                                                                                 (in thousands)
Net earnings                                                                            $      2,647     $     2,733
Total stock-based employee compensation
  determined under fair value-based method, net                                                 (192)           (203)
                                                                                        -------------    ------------
Pro forma net earnings                                                                  $      2,455     $     2,530
                                                                                        -------------    ------------
                                                                                        -------------    ------------
Net earnings per common share:
     Basic - as reported                                                                $       0.11     $      0.11
                                                                                        -------------    ------------
                                                                                        -------------    ------------
     Basic - pro forma                                                                  $       0.10     $      0.11
                                                                                        -------------    ------------
                                                                                        -------------    ------------
Net earnings per common share:
     Diluted - as reported                                                              $       0.10     $      0.11
                                                                                        -------------    ------------
                                                                                        -------------    ------------
     Diluted - pro forma                                                                $       0.10     $      0.10
                                                                                        -------------    ------------
                                                                                        -------------    ------------



Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 2. Accounts Receivable

     Accounts receivable as of March 31, 2003 and December 31, 2002 are summarized as follows:

                                                                                        March 31,           December 31,
                                                                                          2003                  2002
                                                                                  ------------------   -------------------
                                                                                              (in thousands)
                Trade.....................................................        $          8,018     $          11,853
                Insurance.................................................                   1,195                   755
                Employee..................................................                      97                    45
                Income tax................................................                     700                   650
                Other.....................................................                     241                   255
                                                                                  ------------------   -------------------
                Total accounts receivable ................................                  10,251                13,558
                Less: allowance for doubtful accounts.....................                    (541)                 (529)
                                                                                  ------------------   -------------------
                Receivables, net..........................................        $          9,710     $          13,029
                                                                                  ------------------   -------------------
                                                                                  ------------------   -------------------


                           OMEGA PROTEIN CORPORATION
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -(continued)
                (Dollars in thousands, except per share amounts)


 Note 3. Inventory

     The major classes of inventory as of March 31, 2003 and December 31, 2002 are summarized as follows:

                                                                                        March 31,           December 31,
                                                                                          2003                  2002
                                                                                  ------------------   -------------------
                                                                                              (in thousands)
                Fish meal.................................................        $        10,650      $         21,564
                Fish oil..................................................                  4,262                 9,583
                Fish solubles.............................................                    530                   843
                Off season cost...........................................                 18,343                 5,464
                Other materials & supplies................................                  4,451                 4,485
                                                                                  ------------------  -------------------
                Total inventory...........................................        $        38,236      $         41,939
                                                                                  ------------------  -------------------
                                                                                  ------------------  -------------------



     Inventory at March 31, 2003 and December 31, 2002 is stated at the lower of cost or market. The elements of cost include plant and vessel related labor, utilities, rent, repairs and depreciation.

Note 4. Other Assets

     Other assets as of March 31, 2003 and December 31, 2002 are summarized as follows:


                                                                                       March 31,           December 31,
                                                                                         2003                  2002
                                                                                  ------------------  ------------------
                                                                                               (in thousands)
Fishing nets.....................................................                 $        1,124       $         1,216
Prepaid pension cost.............................................                          1,740                 2,104
Insurance receivable, net of allowance for doubtful accounts.....                          3,835                 2,548
Title XI loan origination fee....................................                            280                   275
Note receivable..................................................                            407                   409
Deposits.........................................................                            131                   131
                                                                                 ------------------    ------------------
Total other assets...............................................                 $         7,517      $         6,683
                                                                                 ------------------    ------------------
                                                                                 ------------------    ------------------


     Amortization expense for fishing nets amounted to approximately $215,000 and $128,000 for the quarters ended March 31, 2003 and March 31, 2002, respectively.

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

                           OMEGA PROTEIN CORPORATION
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -(continued)
                (Dollars in thousands, except per share amounts)



Note 5. Property and Equipment

     Property and equipment at March 31, 2003 and December 31, 2002 are summarized as follows:

                                                                                           March 31,            December 31,
                                                                                             2003                  2002
                                                                                     -------------------   -------------------
                                                                                                  (in thousands)
                Land......................................................           $       6,261          $        6,261
                Plant assets..............................................                  72,912                  72,444
                Fishing vessels...........................................                  77,956                  75,153
                Furniture and fixtures....................................                   1,820                   1,825
                Other.....................................................                   3,526                   3,292
                                                                                     -------------------   -------------------
                Total property and equipment..............................                 162,475                 158,975
                Less: accumulated depreciation and impairment.............                 (80,576)                (78,262)
                                                                                     -------------------   -------------------
                Property and equipment, net...............................           $      81,899          $       80,713
                                                                                     -------------------   -------------------
                                                                                     -------------------   -------------------


     Depreciation expense for the quarters ended March 31, 2003 and March 31, 2002 was $2.3 million and $2.0 million, respectively.

 Note 6. Notes Payable and Long-Term Debt

     At March 31, 2003 and December 31, 2002, the Company's long-term debt consisted of the following:

                                                                                              March 31,        December 31,
                                                                                                2003               2002
                                                                                          ------------------ -----------------
                                                                                                    (in thousands)
U.S. government guaranteed  obligations (Title XI loan) collateralized by a first lien on certain vessels and certain plant assets:
    Amounts due in installments through 2016, interest from 6.63% to 7.6%......            $        14,246    $      14,531
    Amounts due in installments through 2014, interest at Eurodollar rates of
     1.85% and 2.26% at March 31, 2003 and December 31, 2002,
     respectively, plus 4.5%...................................................                        913              933
Other debt at 7.9% to 8.0% at March 31, 2003 and December 31, 2002,
     respectively,.............................................................                         41               45
                                                                                          ------------------ ----------------
Total debt.....................................................................                     15,200           15,509
           Less current maturities.............................................                     (1,292)          (1,270)
                                                                                          ----------------- -----------------
Long-term debt.................................................................            $        13,908   $       14,239
                                                                                          ---------------- ------------------
                                                                                          ---------------- ------------------


     At March 31, 2003 and December 31, 2002, the estimated fair value of debt obligations approximated book value.

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

                            OMEGA PROTEIN CORPORATION
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                (Dollars in thousands, except per share amounts)


     The Company has made an application for approximately $4.9 million in loans under the Title XI program in the current year and expects closing to occur in the second or third quarter of 2003.

     On December 20, 2000 the Company entered into a three-year $20 million revolving credit agreement with Bank of America, N.A. (the "Credit Facility"). Borrowings under this facility may be used for working capital and capital expenditures. Borrowings under the Credit Facility bear interest at a rate equal to (i) LIBOR plus 250 basis points or (ii) at the Company's option, the Bank's prime rate. The Credit Facility requires a per annum commitment fee of one-half of a percent (0.5%) on the daily average unused portion of the commitment of the Lender. The Credit Facility is collateralized by all of the Company's trade receivables, inventory and equipment. The Company and its subsidiaries are required to comply with certain financial covenants, including maintenance of a minimum tangible net worth and minimum EBITDA. In addition, the Credit Facility does not allow for the payment of cash dividends or stock repurchases and also limits capital expenditures and investments. The Company is in compliance with the Credit Facility covenants at March 31, 2003. As of March 31, 2003 the Company had no borrowings outstanding under the Credit Facility.

     At March 31, 2003 and December 31, 2002, the Company had outstanding letters of credit totaling approximately $2.6 million and $2.1 million, respectively, issued primarily in support of worker's compensation insurance programs.

 Note 7. Accrued Liabilities

     Accrued liabilities as of March 31, 2003 and December 31, 2002 are summarized as follows:

                                                                                            March 31,           December 31,
                                                                                              2003                  2002
                                                                                     ------------------   -------------------
                                                                                                   (in thousands)
                Salary and benefits.......................................            $       4,543        $        6,242
                Insurance.................................................                    7,236                 5,625
                Taxes, other than income tax..............................                      815                   443
                Trade creditors...........................................                    1,583                 2,513
                Other.....................................................                       63                    57
                                                                                     ------------------   -------------------
                Total accrued liabilities.................................            $      14,240        $       14,880
                                                                                     ------------------   -------------------
                                                                                     ------------------   -------------------

Note 8. Comprehensive Income

     The components of comprehensive income are as follows:

                                                                                                Three Months Ended
                                                                                                     March 31,
                                                                                     ------------------    ------------------
                                                                                           2003                  2002
                                                                                     ------------------    ------------------
                                                                                                 (in thousands)
                Net income................................................            $    2,647            $     2,733
                Minimum pension liability adjustment, net of tax..........                     -                    231
                                                                                     ------------------   -------------------
                Total comprehensive income................................            $    2,647            $     2,964
                                                                                     ------------------   -------------------
                                                                                     ------------------   -------------------


                           OMEGA PROTEIN CORPORATION
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                (Dollars in thousands, except per share amounts)

Note 9. Commitments and Contingencies

 Capital Commitments

     The Company has committed approximately $16 million to build a new 100-metric ton per day fish oil processing facility at its Reedville, Virginia location. The commitments covered by this agreement aggregate approximately $12 million and $4 million for the periods 2003 and 2004, respectively.

  Litigation

     The Company is defending various claims and litigation arising from its operations. In the opinion of management, uninsured losses, if any, resulting from these matters will not have a material adverse effect on the Company's results of operations, cash flows or financial position.

  Insurance

     The Company carries insurance with coverages and coverage limits that it believes to be adequate. Although there can be no assurance that such insurance is sufficient to protect the Company against all contingencies, management believes that its insurance protection is reasonable in view of the nature and scope of the Company's operations.

  Tax Assessment

     The Company has informally been notified by representatives from the Vermillion Parish and St. Mary Parish tax authorities in Louisiana of undefined deficiencies in parish sales and use taxes for the Company's 1997 to 2000 tax years. As of March 31, 2003, the proposed adjustments to the parish sales and use tax returns for the calendar years ending 1997 through 2000 have not yet been assessed. The Company expects the proposed adjustments will claim additional tax, including penalties and interest through March 31, 2003 and has recorded a provision that management believes is adequate to cover these adjustments. The Company intends to contest the proposed adjustments vigorously.

  Environmental Matters

     The Company may be subject to various possible claims and lawsuits regarding environmental matters from time to time. Management believes that costs, if any, related to these matters will not have a material adverse effect on the results of operations, cash flows or financial position of the Company.

                            OMEGA PROTEIN CORPORATION
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -(continued)
                (Dollars in thousands, except per share amounts)



Note 10.  Guarantees

     The Company's obligations under its $20 million revolving credit agreement (the "Credit Facility") with Bank of America, N.A., (the "Bank") are guaranteed by all of its existing and future direct and indirect subsidiaries formed under the laws of the United States, any state thereof or the District of Columbia, except for specified excluded subsidiaries (referred to collectively as "Guarantors"). The Credit Facility Guarantors have entered into an unconditional guaranty in favor of the Bank to which the Guarantors guaranteed to the Bank the payment of all obligations of the Borrowers to the Bank however arising, including, without limitation, amounts due under the Credit Facility. The Guarantors have entered into a Security Agreement in favor of the Bank pursuant to which the Guarantors granted to the Bank a security interest in all assets of each Guarantor in order to secure Guarantor's obligations under the Guaranty and the Company's obligation under the Credit Facility. For additional information regarding the Credit Facility, see Note 6 and the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

     The Company's Articles of Incorporation and By-Laws limit the liability of the Company's officers and directors to the fullest extent permitted by Nevada law. Nevada provides that directors of Nevada corporations may be relieved of monetary liabilities for breach of their fiduciary duties as directors, except under certain circumstances, including (i) acts or omissions which involve intentional misconduct, fraud or a knowing violation of law or (ii) the willful or grossly negligent payment of unlawful distributions.

     The Company's Articles of Incorporation and By-Laws generally require the Company to indemnify its directors and officers to the fullest extent permitted by Nevada law. The Company's Articles of Incorporation and By-Laws also require the Company to advance expenses to its directors and its officers to the fullest extent permitted by Nevada law upon receipt of an undertaking by or on behalf of such dierctor of officer to repay such amount if it should be ultimately determined that they are not entitled to indemnification by the Company. The Company also has enterred into indemnification agreements with all of its directors and certain of its officers which provides for the indemnification and advancement of expenses by the Company. The Company also maintains director and officer liability insurance with respect to liabilties arising out of certain matters, including matters arising under the securities laws. This insurance is subject to limitations, conditions and deductibles set forth in the respective insurance policy.

     There is no pending litigation or proceeding involving any director or officer of the Company as to which indemnification is being sought, nor is the Company aware of any threatened litigation that may result in claims for indemnification, other than the Strougo litigation described in Part II, Item 1 "Legal Proceedings."

                            OMEGA PROTEIN CORPORATION
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -(continued)
                (Dollars in thousands, except per share amounts)


     As of March 31, 2003, the Company has $15.2 million in U.S. government guaranteed obligations (Title XI loan). The Company has provided security for the guarantee in the form of the Company's Promissory Notes to the United States of America, a Ship Mortgage, a Deed of Trust and a perfected Security Agreement collateralized by a first lien on certain vessels and certain plant assets of the Company at its Reedville, Virginia and Abbeville, Louisiana locations.

     Note 11. Reconciliation of Basic and Diluted Per Share Data (in thousands except per share data)


                                                                                   Earnings           Shares            Per Share
                                                                                  (Numerator)      (Denominator)           Data
                                                                                 -------------     --------------     -------------
 Three Months Ended March 31, 2003
Net earnings                                                                     $      2,647
                                                                                 -------------
                                                                                 -------------
Basic earnings per common share:
  Earnings available to common shareholders                                      $      2,647           23,983         $      0.11
                                                                                                                      -------------

Effect of dilutive securities:                                                             -             1,450
  Stock options assumed exercised                                                -------------     -------------

Diluted earnings per common share:
  Earnings available to common shareholders plus
    stock options assumed exercised                                              $     2,647            25,433         $      0.10
                                                                                 -------------    --------------      -------------
                                                                                 -------------    --------------      -------------

<

                                                                                   Earnings          Shares             Per Share
                                                                                  (Numerator)     (Denominator)            Data
                                                                                 -------------    --------------      -------------
 Three Months Ended March 31, 2002
Net Earnings                                                                     $     2,733
                                                                                 -------------
                                                                                 -------------

Basic earnings per common share:
  Earnings available to common shareholders                                      $     2,733           23,953          $      0.11
                                                                                                                      -------------

Effect of dilutive securities:
  Stock options assumed exercised                                                         -              895
                                                                                 -------------    --------------

Diluted earnings per common share:
  Earnings available to common shareholders plus
     stock options assumed exercised                                             $     2,733           24,848         $       0.11

                                                                                 -------------    --------------      -------------
                                                                                 -------------    --------------      -------------


     Options to purchase 2,229,000 shares of common stock at prices ranging from $4.70 to $17.25 per share were outstanding during the three months ended March 31, 2003 but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of such common shared during that period.

                           OMEGA PROTEIN CORPORATION
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -(continued)
                (Dollars in thousands, except per share amounts)


     Options to purchase 2,865,833 shares of common stock at prices ranging from $3.50 to $17.25 per share were outstanding during the three months ended March 31, 2002 but were not included in the computation of diluted earnings per share because the exercise prices of such options were greater than the average market price of the common shares during that period.


     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations

     Forward-looking statements in this Form 10-Q, future filings by the Company with the Securities and Exchange Commission (the "Commission"), the Company's press releases and oral statements by authorized officers of the Company are intended to be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the risks set forth under the caption "Significant Factors that May Affect Forward-Looking Statements" appearing in Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company believes that forward-looking statements made by it are based on reasonable expectations; however, no assurances can be given that actual results will not differ materially from those contained in such forward-looking statements. Forward-looking statements involve statements that are predictive in nature, which depend upon or refer to future events or conditions, or which include the words "estimate," "project," "anticipate," "expect," "predict," "assume," "believe," "could," "would," "may," and similar expressions.

                            OMEGA PROTEIN CORPORATION


General

     Omega Protein Corporation is the largest producer, marketer and distributor of fish meal and fish oil products in the United States. As used herein, the term "Omega" or the "Company" refers to Omega Protein Corporation or to Omega Protein Corporation and its consolidated subsidiaries, as applicable. The Company's principal executive offices are at 1717 St. James Place, Suite 550, Houston, Texas 77056 (Telephone: (713) 623-0060).

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

     All of the Company's products contain Omega-3 fatty acids. The Omega-3 fatty acids are commonly referred to as "essential fatty acids" because the human body does not produce them. Instead, essential fatty acids must be obtained from outside sources, such as food or special supplements. Omega-3s are also commonly referred to as a "good fat" for their health benefits, as opposed to the "bad fats" that create or aggravate health conditions through long-term consumption. See "--Products" in Part I Item 1 and 2 of the Company's Form 10-K Annual Report for the year ended December 31, 2002.

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

                            OMEGA PROTEIN CORPORATION



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

     Omega is the largest U.S. producer of protein-rich meal and Omega-3 rich oil derived from marine sources. The Company's products are produced from menhaden (a herring-like fish found in commercial quantities), and include FAQ grade and value-added specialty fish meals, crude and refined fish oils and fish solubles. The Company's fish meal products are used as nutritional feed additives by animal feed manufacturers and by commercial livestock producers. The Company's crude fish oil is sold to food producers and aquaculture feed manufacturers in Europe and Asia and its refined fish oil products are used in food production and certain industrial applications. Fish solubles are sold as protein additives for animal feed and as fertilizers.

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

     During 1999 and continuing through 2000, world grain and oilseed markets were burdened by excess supplies relative to demand which, in turn, resulted in prices for most major commodities being sharply lower than in previous years. Correspondingly, the Company's product prices were adversely impacted during these periods, resulting in decreased gross margins. During 1999 and again during 2000, the Company determined that the costs of its fish meal and fish oil product inventories were in excess of those products' realization value by approximately $18.2 million and $18.1 million, respectively. This realization was due mainly to the continuing depressed market values of world protein markets and particularly, animal and oilseed oil markets. The average prices received for the Company's fish meal and fish oil products were approximately 28.1% and 48.2% lower, respectively, during 1999 as compared to 1998. Price decreases continued during 2000 and fish meal and fish oil prices were approximately 7.3% and 20%, respectively, lower than 1999 average prices. Also impacting 2000 and contributing to the write-down of inventories was the reduced crude fish oil production yields (approximately 38% lower yields compared to 1999) experienced during the majority of the 2000 fishing season in the Gulf of Mexico. These reduced yields were primarily a result of the reduced fat content in the fish, which was a result of poor nutritional conditions caused by the extreme drought conditions in the Gulf of Mexico region during late 1999 and early 2000.

                            OMEGA PROTEIN CORPORATION




     The depressed pricing conditions in worldwide markets in 1999 and 2000 for protein, particularly animal and oilseed oil, continued into the early months of 2001 before making significant improvements late in 2001 and continuing throughout 2002. These price increases were the result of diminished global fish meal and fish oil inventories as opposed to a weaker world demand for other competing products. Management believes that it is possible that these price increases have reached a plateau and stabilized at this time. Future product price volatility will depend upon the perceived international availability of fish meal and fish oil inventories. Accordingly, gross profit margins may vary in the future.

     In an  effort to reduce  price  volatility  and to  generate  higher,  more consistent profit margins, the Company is continuing its efforts towards the production and marketing of specialty meal products, which generally have higher margins than the Company's FAQ meal product. Since 2000, the Company's sales volumes of specialty meal products have increased approximately 26%. Additionally, the Company is attempting to introduce its refined fish oil into the food market. The Company has had some success selling its refined fish oil, trademarked OmegaPure(TM), to food manufacturers in the United States and Canada at prices that provide substantially improved margins over the margins that can be obtained from selling non-refined crude fish oil. The Company cannot estimate, however, the size of the actual domestic market for OmegaPure(TM) or how long it may take to develop this market.

     Historically, approximately 35% to 40% of Omega's FAQ fish meal was sold on a two-to-twelve-month forward contract basis. The balance of regular grade and other products was substantially sold on a spot basis through purchase orders. The Company undertook a similar forward sales program for its specialty grade meals and crude fish oil for 2002 and has continued this program for 2003. The Company's annual revenues are highly dependent on both annual fish catch and inventories and, in addition, inventory is generally carried over from one year to another year. The Company determines the level of inventory to be carried over based on prevailing market prices of the products and anticipated customer usage and demand during the off season. Thus, production volume does not necessarily correlate with sales volume in the same year and sales volumes will fluctuate from quarter to quarter. The Company's fish meal products have a useable life of approximately one year from date of production. Practically, however, the Company typically attempts to empty its warehouses of the previous season's products by the second or third month of the new fishing season. The Company's crude fish oil products do not lose efficacy unless exposed to oxygen and therefore, their storage life typically is longer than that of fish meal.

     The following table sets forth the Company's revenues by product (in millions) and the approximate percentage of total revenues represented thereby, for the indicated periods:


                                       Three Months Ended March 31,
                    ---------------------------- -- ---------------------------
                                2003                            2002
                    ------------- -- -----------    ------------ -- -----------
                       Revenues        Percent        Revenues        Percent
                    -------------    -----------    ------------    -----------
Regular Grade              $ 3.5          14.0%           $ 2.8          12.1%
Special Select               9.6          38.2              8.7          36.9
Sea-Lac                      3.4          13.5              2.1           9.0
Crude Oil                    7.2          28.7              8.4          35.7
Refined Oil                  0.8           3.2              0.9           3.8
Fish Solubles                0.6           2.4              0.6           2.5
                     ------------    -----------    -------------    -----------
Total                      $25.1         100.0%           $23.5         100.0%
                     -------------   -----------    -------------    -----------
                     -------------   -----------    -------------    -----------

                            OMEGA PROTEIN CORPORATION




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

     Under a program offered through National Marine Fisheries Services ("NMFS") pursuant to Title XI, the Company has secured loans through lenders with terms generally ranging between 12 and 20 years at interest rates between 6% and 8% per annum which are enhanced with a government guaranty to the lender for up to 80% of the financing. The Company's current Title XI borrowings are secured by liens on 17 fishing vessels and mortgages on the Company's Reedville, Virginia and Abbeville, Louisiana plants. In 1996, Title XI borrowing was modified to permit use of proceeds from borrowings obtained through this program for shoreside construction. The Company used the entire $20.6 million amount originally authorized under the program. Loans are now available under similar terms pursuant to the Title XI program without intervening lenders. The Company borrowed $1.9 million under this new program during 2001. The Company has made an application for approximately $4.9 million in loans under the Title XI program in the current year and expects closing to occur in the second or third quarter of 2003.

     The Company announced on April 15, 2003 that it had committed to build a new 100-metric ton per day fish oil processing facility at its Reedville, Virginia location. Construction on the project is scheduled to begin in May 2003, with projected completion in May 2004 and will cost approximately $16 million. The Company currently anticipates that it will fund the project through its available cash balances.

     Omega had an unrestricted cash balance of $41.7 million at March 31, 2003, up $8.2 million from December 31, 2002. This increase was due primarily to increases in operating cash flows. The Company's liquidity is greatly influenced by the selling prices received for its products. Should the Company experience decreased pricing in the future, as it experienced in 1999 and 2000, liquidity would decline and the Company would possibly have to utilize its working capital credit facility. The Company's long-term debt at March 31, 2003 and December 31, 2002 was $13.9 million and $14.2 million, respectively. Current maturities attributable to the Company's long-term debt was $1.3 million both at March 31, 2003 and December 31, 2002. The Company did not utilize its working capital credit facility during the first quarter of 2003 and fiscal year 2002 other than for $2.6 million and $2.1 million in standby letters of credit outstanding as of March 31, 2003 and December 31, 2002, respectively. As of March 31, 2003, the Company had $17.4 million available under its working capital credit facility. The Company has no off-balance sheet arrangements other than normal operating leases and standby letters of credit.

                            OMEGA PROTEIN CORPORATION


     The following tables aggregate information about the Company's contractual cash obligations and other commercial commitments (in thousands) as of March 31, 2003:


                                                                                                 Payments Due by Period
                                                                                ---------------------------------------------------
                                                                                             Less than   1 to 3   4 to 5    After 5
Contractual Cash Obligations                                                        Total     1 year      years    years     years
--------------------------------------------                                      --------   ---------  -------- --------  --------
Long Term Debt                                                                     $15,200    $ 1,292    $ 2,833  $ 3,208   $ 7,867
Operating Leases                                                                     1,518        433        670      147       268
Minimum Pension Liability                                                           13,087         --         --       --    13,087
                                                                                  --------   ---------  -------- --------  --------
Total Contractual Cash Obligations                                                 $29,805    $ 1,725    $ 3,503  $ 3,355   $21,222
                                                                                  --------   ---------  -------- --------  --------
                                                                                  --------   ---------  -------- --------  --------


                                                                                     Amount of Commitment Expiration Per Period
                                                                                ---------------------------------------------------
                                                                                             Less than   1 to 3   4 to 5    After 5
Other Commercial Commitments                                                        Total      1 year     years    years     Years
-------------------------------------------                                       --------   ---------  -------- --------  --------
Credit Facility (1)                                                                $17,400   $     --   $     -- $     --  $     --
Standby Letters of Credit                                                            2,600      2,600         --       --        --
Construction Commitment (2)                                                         16,000     12,000      4,000       --        --
                                                                                  --------   ---------  -------- --------  --------
Total Commercial Commitments                                                       $36,000   $ 14,600   $  4,000 $     --  $     --
                                                                                  --------   ---------  -------- --------  --------
                                                                                  --------   ---------  -------- --------  --------

     (1) As of March 31, 2003, the Company had no outstanding borrowings outstanding under the $20.0 million Credit Facility.

     (2) The Company announced on April 15, 2003 that it had committed to build a new 100-metric ton per day fish oil processing facility at its Reedville, Virginia location. Construction on the project is scheduled to begin in May 2003, with projected completion in May 2004 and will cost approximately $16 million. The Company currently anticipates that it will fund the project through its available cash balances.

     Investing activities used $3.4 million and $2.5 million for the three month periods ending March 31, 2003 and 2002, respectively. The Company's investing activities consisted mainly of capital expenditures for equipment purchases, replacements and vessel refurbishments. The Company anticipates making approximately $8 million of capital expenditures in 2003 (in addition to the $16.0 million oil processing facility discussed above), a significant portion of which will be used to refurbish vessels and plant assets and to repair certain equipment.

     Financing activities used $309,000 and $353,000 to repay debt obligations during the three month periods ended March 31, 2003 and 2002, respectively, and during the three month period ended March 31, 2003 provided $210,000 from proceeds of stock options exercised.

                            OMEGA PROTEIN CORPORATION



     On December 20, 2000, the Company entered into a $20 million revolving credit agreement with Bank of America, N.A. (the "Credit Facility"). Under the Credit Facility the Company may make borrowings in a principal amount not to exceed $20 million at any time. Borrowings under this facility may be used to finance ongoing working capital needs, to make acquisitions, and to issue standby or commercial letters of credit. Interest accrues on borrowings that will be outstanding under the Credit Facility at either (i) LIBOR plus 250 basis points or (ii) at the Company's option, the Bank's prime rate. The Credit Facility is collateralized by all of the Company's trade receivables, inventory and equipment. The Company and its subsidiaries are required to comply with certain financial covenants, including maintenance of a minimum tangible net worth and maintenance of minimum EBITDA. In addition, the Credit Facility does not allow for the payment of cash dividends or stock repurchases and also limits capital expenditures and investments. Through March 31, 2003, the Company had made no borrowings under the Credit Facility other than for standby letters of credit of which $2.6 million were outstanding as of March 31, 2003.

     The Company's principal raw material is menhaden, a species of fish that inhabits coastal and inland tidal waters in the United States. Menhaden are undesirable for direct human consumption due to their small size, prominent bones and high oil content. Certain state agencies impose resource depletion restrictions on menhaden pursuant to fisheries management legislation or regulations. To date, the Company has not experienced any material adverse impact on its fish catch or results of operations as a result of these restrictions.

     The Company from time to time considers potential transactions including, but not limited to, enhancement of physical facilities to improve production capabilities and the acquisition of other businesses. Certain of the potential transactions reviewed by the Company would, if completed, result in its entering new lines of business (generally including certain businesses to which the Company sells its products such as pet food manufacturers, aquaculture feed manufacturers, fertilizer companies and organic foods distributors) although historically, reviewed opportunities have been generally related in some manner to the Company's existing operations. Although the Company does not, as of the date hereof, have any commitment with respect to a material acquisition or transaction (other than the previously announced fish oil processing facility in Reedville, Virginia), it could enter into such agreement in the future.

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

                            OMEGA PROTEIN CORPORATION



     A general hardening of the world insurance markets in recent years has made the Company's insurance more costly and is likely to continue to do so as various lines of insurance come up for renewal throughout 2003. Depending on the magnitude of the increase in insurance premiums, the Company may elect to increase its deductibles and self-retentions in order to achieve lower insurance premium costs. These higher deductibles and self-retentions will expose the Company to greater risk of loss if claims occur.

     The Company believes that the existing cash, cash equivalents, short-term investments and funds available through its Credit Facility will be sufficient to meet its working capital and capital expenditure requirements through at least the end of 2003.

   Overview of Critical Accounting Policies

     The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions (discussed herein and in the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002). The following estimates and assumptions are both most important to the portrayal of our financial condition and results of operations and require management's most difficult, subjective or complex judgment.

   Inventories

     Inventory is stated at the lower of cost or market. The Company's fishing season runs from mid-April to the first of November in the Gulf of Mexico and from the beginning of May into December in the Atlantic. Government regulations generally preclude the Company from fishing during the off-seasons.

     The Company's inventory cost system considers all costs associated with an annual fish catch and its processing, both variable and fixed,and including both costs incurred during the off-season and during the fishing season. The Company's costing system allocates cost to inventory quantities on a per unit basis as calculated by a formula that considers total estimated inventoriable costs for a fishing season (including off-season costs) to total estimated fish catch and the relative fair market value of the individual products produced. The Company adjusts the cost of sales, off-season costs and inventory balances at the end of each quarter based on revised estimates of total inventoriable costs and fish catch. The Company's lower-of-cost-or-market-value analyses at year-end and at interim periods compares to total estimated per unit production cost of the Company's expected production to the projected per unit market prices of the products. The impairment analyses involve estimates of, among other things, future fish catches and related costs, and expected commodity prices for the fish products.

     The estimates, which management believes are reasonable and supportable, involve estimates of future activities and events which are inherently imprecise and from which actual results may differ materially. Revisions in such estimates or actual results could materially impact the Company's results of operation and financial position.

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

                            OMEGA PROTEIN CORPORATION



   Insurance

     As mentioned previously, the Company carries insurance for certain losses relating to its vessels and Jones Act liabilities for employees aboard its vessels. The Company provides reserves for those portions of the AAD for which the Company remains responsible by using an estimation process that considers Company-specific and industry data as well as management's experience, assumptions and consultation with outside counsel. Management's current estimated range of liabilities related to such cases is based on claims for which management can estimate the amount and range of loss. The Company has recorded the minimum estimated liability related to those claims, where there is a range of loss. As additional information becomes available, the Company assesses the potential liability related to its pending litigation and revises its estimates. Such revisions in estimates for potential liability could materially impact the Company's results of operation and financial position.

   Results of Operations

     The following table sets forth as a percentage of revenues certain items of the Company's operations for each of the indicated periods.



                                                       Three Months Ended
                                                            March 31,
                                                 -------------------------------
                                                      2003              2002
                                                 -------------     -------------
Revenues.....................................        100.0%            100.0%
Cost of sales................................         74.4              72.1
                                                 -------------     -------------
Gross profit.................................         25.6              27.9
Selling, general and administrative expense..          8.8               8.8
                                                 -------------     -------------
Operating income.............................         16.8              19.1
Interest expense, net........................         (0.6)             (0.7)
Other income (expense), net..................          0.1              (0.2)
                                                 -------------     -------------
Income before income taxes...................         16.3              18.2
Provision for income taxes...................          5.8               6.5
                                                 -------------     -------------
Net income...................................         10.5              11.7
                                                 -------------     -------------
                                                 -------------     -------------

                            OMEGA PROTEIN CORPORATION



Interim Results for the First Quarters ended March 31, 2003 and March 31, 2002

     Revenues. Total revenue increased $1.6 million in the first quarter of 2003 compared to the corresponding period in 2002 primarily due to higher sales prices of 8.4% for the Company's fish meal. The Company's fish meal volumes increased 9.2%, while the Company's fish oil volumes decreased 15.3%, for the three months ended March 31, 2003, compared to the corresponding period in 2002.

     Cost of Sales. Cost of sales, including depreciation and amortization, as a percent of revenues increased 2.3% to 74.4% in the first quarter of 2003 as compared to the corresponding period in 2002. The increase in cost of sales as a percentage of revenues was primarily due to higher cost inventories carried forward from 2002 as compared to cost of inventories carried forward from 2001.

     Gross Profit. Gross profit margins decreased 2% from a $6.6 million gross profit in the first quarter of 2002 to $6.4 million in the first quarter of 2003 primarily due to the higher cost inventories carried forward from fiscal 2002.

     Selling, general and administrative expenses. Selling, general, and administrative expenses increased $128,000 from $2.1 million in the first quarter ended March 31, 2002 as compared to $2.2 million in the current quarter ended March 31, 2003. This increase was attributable to increases in employee-related costs related to the Company's business plan to expand its Mexican operations.

     Operating income. As a result of the factors discussed above, the Company's operating income decreased $261,000 from an operating income of $4.5 million in the first quarter of 2002. As a percentage of revenues, operating income decreased 2.3% for the current quarter ended March 31, 2003.

     Other expense, net. Other expense, net decreased $73,000 in the current quarter ended March 31, 2003 as compared to the quarter ended March 31, 2002. This decrease in other expense, net in the current quarter ended March 31, 2003 as compared to the quarter ended March 31, 2002 was the result of a gain on the disposal of miscellaneous assets recognized during the quarter ended March 31, 2002.

     Provision for income taxes. The Company recorded a $1.4 million provision for income taxes for the quarter of 2003, representing an effective tax rate of 35% for income taxes. The provision for income taxes for the corresponding period in 2002 reflected an effective tax rate of 36%. The Company believes that it is more probable than not that the recorded estimated deferred tax asset benefits and state operating loss carry-forwards will be realized. The statutory tax rate of 34% for U.S. federal taxes was in effect for the respective periods.

                            OMEGA PROTEIN CORPORATION



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

                            OMEGA PROTEIN CORPORATION


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

                            OMEGA PROTEIN CORPORATION


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

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

Item 4.  Controls and Procedures

     (a) Within the 90-day time period prior to filing this report, we conducted an evaluation of the effectiveness of our "disclosure controls and procedures," as that phrase is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934. The evaluation was carried out under the supervision and with the participation of management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO").

     Based on and as of the date of that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be disclosed in the reports we file with or submit to the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934, and in ensuring that the information required to be disclosed in those filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

     (b) Subsequent to the date of the evaluation, there were no significant changes in our internal controls or in other factors that could significantly affect the internal controls, including any corrective actions taken with regard to significant deficiencies and material weaknesses.

                            OMEGA PROTEIN CORPORATION


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

     The Company, the Company's directors and the Company's majority stockholder, Zapata Corporation ("Zapata"), were named as defendants in a lawsuit instituted on March 10, 2003 in the District Court of Clark County, Nevada. The plaintiff, Robert Strougo, alleges that he is a Company stockholder and brought the action individually and as a putative class action on behalf of all Company stockholders. No class period has been identified. Plaintiff alleged that the individual defendants and Zapata breached their fiduciary duties to the Company's stockholders by not properly considering an alleged offer sent via e-mail to Zapata by Hollingsworth, Rothwell & Roxford ("HRR").

     The complaint alleges that the alleged offer was to acquire all of Zapata's shares and all of the Company's shares, in each case for $45.00 per share. However, the Company is not aware of any communications by HRR to the Company or any of its directors or any offer for the purchase of Company shares. Plaintiff claims that Zapata and the individual defendants breached their duties to the Company's stockholders by rejecting the purported offer and that the Company's stockholders have been damaged by being prevented from receiving a fair price for their stock. Plaintiff seeks an order directing the defendants to carry out their fiduciary duties to the Company's stockholders, to refrain from breaching their duties, and awarding plaintiff unspecified compensatory damages and costs and expenses incurred in the action.

     The Company is not aware of any basis on which it or its directors could be liable for not responding to an offer which they never received, and which appears to be directed to Zapata. The Company believes that the claims are without merit and intends to vigorously oppose the lawsuit.


     Item 2.  Changes in Securities and Use of Proceeds

                  None

     Item 3.   Defaults Upon Senior Securities

                  None

     Item 4.   Submission of Matters to a Vote of Security Holders

                  None

                           OMEGA PROTEIN CORPORATION




     Item 5.   Other Information

                None

     Item 6.   Exhibits and Reports on Form 8-K

           (a)  Exhibits:

                Exhibit No.  Description of Exhibit

                10.1* Engineering, Procurement and Construction Contract, dated as of April 15, 2003, between the Company and Suitt Construction Co., Inc. (Exhibit 10.1 to
                             Omega Protein Corporation Form 8-K dated April 15,
                             2003)

                99.1 Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

           (b)  Reports on Form 8-K:

                    None

     *Incorporated by reference

                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           OMEGA PROTEIN CORPORATION
                                                   (Registrant)




May 1, 2003                  By:           /s/ ROBERT W. STOCKTON
                             (Executive Vice President, Chief Financial Officer)

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


 Date:  May 1, 2003         By:       /s/  Joseph L. von Rosenberg III
                            Name:     Joseph L. von Rosenberg III
                            Title:    President and Chief Executive Officer

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

Date:  May 1, 2003              By:      /s/  Robert W. Stockton
                                Name:    Robert W. Stockton
                                Title:   Executive Vice President and
                                            Chief Financial Officer