Form 10-Q/A
period 2003-03-31
OMEGA PROTEIN CORP
filed 2003-05-15
CIK 1053650

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

                  For the quarterly period ended March 31, 2003

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

     Indicated by checkmark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X].

     Number of shares outstanding of the Registrant's Common Stock, par value $0.01 per share, on May 1, 2003: 24,069,338.

================================================================================

                                PRELIMINARY NOTE

     This Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q for the period ending March 31, 2003 is being filed solely to include as Exhibit
99.1 the certification required by Section 906 of the Sarbanes-Oxley Act of 2002, and to disclose such certification. No revisions have been made to the Registrant's financial statements or any other disclosure contained in such Quarterly Report.

PART II. OTHER INFORMATION

Item 5. Other Information

     The Chief Executive Officer and Chief Financial Officer of the Company have certified that the Quarterly Report of the Company on Form 10-Q for the quarterly period ended March 31, 2003 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. ss. 78m or ss. 78o(d)) and that information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company.

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

                          OMEGA PROTEIN CORPORATION
                               (Registrant)




May 15, 2003           By:           /s/ ROBERT W. STOCKTON
                          ------------------------------------------------------
                          (Executive Vice President and Chief Financial Officer)