Form 10-Q
period 2003-06-30
OMEGA PROTEIN CORP
filed 2003-07-31
CIK 1053650

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

                   For the quarter period ended June 30, 2003


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

     Number of shares outstanding of the Registrant's Common Stock, par value $0.01 per share, on July 30, 2003: 24,209,688

================================================================================
























                            OMEGA PROTEIN CORPORATION
                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

 Unaudited Condensed Consolidated Balance Sheet as of June 30, 2003
   and December 31, 2002.......................................................3
 Unaudited Condensed Consolidated Statement of Operations for the
   three months and six months ended June 30, 2003 and 2002....................4
 Unaudited Condensed Consolidated Statement of Cash Flows for the
   six months ended June 30, 2003 and 2002.....................................5
 Notes to Unaudited Condensed Consolidated Financial Statements................6

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations..............................................21

Item 3.   Quantitative and Qualitative Disclosures About Market Risk..........35

Item 4.  Controls and Procedures..............................................35



PART II. OTHER INFORMATION

Item 1.  Legal Proceedings....................................................36

Item 2.  Changes in Securities and Use of Proceeds............................36

Item 3.  Defaults Upon Senior Securities......................................36

Item 4.  Submission of Matters to a Vote of Security Holders..................36

Item 5.  Other Information....................................................38

Item 6.  Exhibits and Reports on Form 8-K.....................................38

Signatures....................................................................39

                            OMEGA PROTEIN CORPORATION
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                (Dollars in thousands, except per share amounts)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements and Notes


                                                                                         June 30,           December 31,
                                                                                           2003                 2002
                                                                                   -------------------   ------------------
                                                                                                (in thousands)
                                  ASSETS

Current assets:
    Cash and cash equivalents...............................................      $         33,201      $          33,450
    Receivables, net........................................................                16,447                 13,029
    Amounts due from majority owner.........................................                     1                      3
    Inventories.............................................................                46,156                 41,939
    Deferred tax assets, net................................................                   434                  1,315
    Prepaid expenses and other current assets...............................                 1,955                    884
                                                                                   ------------------    ------------------
           Total current assets.............................................                98,194                 90,620
Other assets................................................................                 3,657                  4,579
Deferred tax assets, net....................................................                 1,251                  3,115
Property and equipment, net.................................................                83,213                 80,713
                                                                                   ------------------    ------------------

           Total assets.....................................................      $        186,315      $         179,027
                                                                                   ------------------    ------------------
                                                                                   ------------------    ------------------

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current maturities of long-term debt....................................      $          1,312      $          1,270
    Accounts payable........................................................                 3,441                 2,619
    Accrued liabilities.....................................................                15,701                14,880
                                                                                   ------------------    ------------------

           Total current liabilities........................................                20,454                18,769
Long-term debt..............................................................                13,573                14,239
Pension liabilities.........................................................                11,596                10,983
                                                                                   ------------------    ------------------

 Total liabilities..........................................................                45,623                43,991
                                                                                   ------------------    ------------------
Commitments and contingencies Stockholders' equity:
    Preferred stock, $0.01 par value; authorized 10,000,000 shares; none
issued..............................................................                            -                    -
    Common stock, $0.01 par value; authorized 80,000,000 shares;
        24,588,704 shares and 24,382,662 shares issued and outstanding,
        respectively........................................................                  246                   244
    Capital in excess of par value..........................................              112,636               112,025
    Retained earnings.......................................................               38,466                33,439
    Accumulated other comprehensive loss....................................               (8,621)               (8,637)
    Common stock in treasury, at cost - 413,100 shares......................               (2,035)               (2,035)
                                                                                   ------------------    ------------------
        Total stockholders' equity..........................................              140,692               135,036
                                                                                   ------------------    ------------------
                 Total liabilities and stockholders' equity.................      $       186,315       $       179,027
                                                                                   ------------------    ------------------
                                                                                   ------------------    ------------------


     The  accompanying  notes are an integral  part of the  unaudited  condensed consolidated financial statements.

                            OMEGA PROTEIN CORPORATION
            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                (Dollars in thousands, except per share amounts)



                                                                                     Three Months Ended          Six Months Ended
                                                                                          June 30,                   June 30,
                                                                                   ---------------------       --------------------
                                                                                    2003            2002        2003          2002
                                                                                   ------          ------      ------        ------
                                                                                        (in thousands, except per share amount)
Revenues......................................................................    $27,292         $27,237     $52,393       $50,716
Cost of sales.................................................................     21,114          20,331      39,793        37,255
                                                                                   -------         ------      ------        ------
Gross profit..................................................................      6,178           6,906      12,600        13,461

Selling, general, and administrative expense..................................      2,283           2,161       4,479         4,229
                                                                                   -------         ------      ------        ------
Operating income..............................................................      3,895           4,745       8,121         9,232
Interest expense, net.........................................................       (165)           (144)       (319)         (311)
Other expense, net............................................................        (51)            (44)        (30)          (96)
                                                                                   -------         -------     ------        ------
Income before income taxes....................................................      3,679           4,557       7,772         8,825
Provision for income taxes....................................................      1,299           1,640       2,745         3,175
                                                                                   -------         -------     ------        ------
Net income....................................................................    $ 2,380         $ 2,917     $ 5,027       $ 5,650
                                                                                   -------         -------     ------        ------

Basic earnings per share......................................................    $  0.10         $  0.12     $  0.21       $  0.23
                                                                                   -------         -------     ------        ------
                                                                                   -------         -------     ------        ------
Average common shares outstanding.............................................     24,122          23,959      24,053        23,956
                                                                                   -------         -------     ------        ------
                                                                                   -------         -------     ------        ------
Diluted earnings per share....................................................    $  0.09         $  0.12     $  0.20       $  0.23
                                                                                   -------         -------     ------        ------
Average common shares and                                                          -------         -------     ------        ------
  common share equivalents outstanding........................................     25,655          25,108      25,545        24,979
                                                                                   -------         -------     ------        ------
                                                                                   -------         -------     ------        ------






     The  accompanying  notes are an integral  part of the  unaudited  condensed consolidated financial statements.

                            OMEGA PROTEIN CORPORATION
            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                (Dollars in thousands, except per share amounts)


                                                                                                  Six Months Ended
                                                                                                      June 30,
                                                                                      -----------------------------------------
                                                                                             2003                  2002
                                                                                      -------------------   -------------------
                                                                                                   (in thousands)
Cash flows provided by (used in) operating activities:
    Net income............................................................            $       5,027         $       5,650
    Adjustments to reconcile net income to net cash provided by operating activities:
        Gain on disposal of assets, net...................................                      (77)                   (8)
        Provision for losses on receivables...............................                       55                   383
        Depreciation and amortization.....................................                    5,927                 5,017
        Deferred income taxes.............................................                    2,745                 3,789
        Changes in assets and liabilities:
            Receivables...................................................                   (3,433)               (6,042)
            Amounts due from majority owner...............................                        2                    -
            Inventories...................................................                   (4,217)               (1,890)
            Accounts payable and accrued liabilities......................                    1,643                 4,999
            Other, net....................................................                     (689)               (1,700)
                                                                                         --------------         --------------
                 Total adjustments........................................                    1,956                 4,548
                                                                                         --------------         --------------
                 Net cash provided  by operating activities...............                    6,983                10,198
                                                                                         --------------         --------------
Cash flows provided by (used in) investing activities:
     Proceeds from sale of assets, net....................................                       83                    23
    Capital expenditures..................................................                   (7,265)               (4,248)
                                                                                         --------------         --------------

                 Net cash used in investing activities....................                   (7,182)               (4,225)
                                                                                         --------------         --------------

Cash flows provided by (used in) financing activities:
    Principal payments of short and long-term debt obligations............                     (624)                 (691)

    Proceeds from stock options exercised.................................                      574                      -
                                                                                         --------------        --------------

                 Net cash used in financial activities....................                      (50)                 (691)
                                                                                         --------------        --------------
Net increase (decrease) in cash and cash equivalents......................                     (249)                5,282
Cash and cash equivalents at beginning of year............................                   33,450                21,813
                                                                                         --------------        --------------
Cash and cash equivalents at end of period................................               $   33,201            $   27,095
                                                                                         --------------        --------------
                                                                                         --------------        --------------





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

Basis of Presentation

     These interim financial statements of Omega Protein Corporation have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. The interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2002. Accordingly, certain information and footnote disclosures normally provided have been omitted since such items are disclosed therein.

     In the opinion of management the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of June 30, 2003, and the results of its operations and its cash flows for the six-month periods ended June 30, 2003 and 2002. Operating results for the three and six-month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

Consolidation

     The consolidated financial statements include the accounts of Omega and its wholly and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. We have reclassified certain amounts previously reported to conform with the presentation at June 30, 2003.

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

     The Company's inventory cost system considers all costs associated with an annual fish catch and its processing, both variable and fixed, including both costs incurred during the off-season and during the fishing season. The Company's costing system allocates cost to inventory quantities on a per unit basis as calculated by a formula that considers total estimated inventoriable costs for a fishing season (including off-season costs) to total estimated fish catch and the relative fair market value of the individual products produced. The Company adjusts the cost of sales, off-season costs and inventory balances at the end of each quarter based on revised estimates of total inventoriable costs and fish catch. The Company's lower-of-cost-or-market-value analyses at year-end and at interim periods compare the total estimated per unit production cost of the Company's expected production to the projected per unit market prices of the products. The impairment analyses involve estimates of, among other things, future fish catches and related costs, and expected commodity prices for the fish products. These estimates, which management believes are reasonable and supportable, involve estimates of future activities and events which are inherently imprecise and from which actual results may differ materially.

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

Comprehensive Income (Loss)

     SFAS No. 130, "Reporting Comprehensive Income," establishes a standard for reporting and displaying comprehensive income (loss) and its components within the financial statements. Comprehensive income (loss) includes charges and credits to equity that are not the result of transactions with shareholders. Comprehensive income (loss) is composed of two subsets - net income and other comprehensive income (loss). Included in other comprehensive income (loss) for the Company are minimum pension liability adjustments and foreign currency translations. These adjustments are accumulated within the Statement of Stockholders' Equity under the caption Accumulated Other Comprehensive Loss. As of June 30, 2003, accumulated other comprehensive (loss), net of taxes, as reflected in the Consolidated Statement of Stockholders' Equity, was $8,621,000.

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

     At June 30, 2003 and December 31, 2002, the Company had cash deposits concentrated primarily in one major bank. In addition, the Company had Certificates of Deposit and commercial quality grade A2P2 rated or better with companies and financial institutions. As a result of the foregoing, the Company believes that credit risk in such investments is minimal.

Earnings per Share

     Basic earnings per common share was computed by dividing net earnings by the weighted average number of commons shares outstanding during each period. Diluted earnings per common share was computed by dividing net earnings by the sum of the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if the dilutive potential common shares (in this case, exercise of the Company's employee stock options) had been issued during each period as discussed in Note 11.

                            OMEGA PROTEIN CORPORATION
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                (Dollars in thousands, except per share amounts)



Recently Issued Accounting Standards

     In May 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS 13, and Technical Corrections as of April 2002." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment to that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 is effective for financial statements issued for years beginning after May 15, 2002. SFAS No. 145 had no impact on the Company's existing results of operations, liquidity or financial position.

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

     In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34." FIN 45 clarifies the requirements of FASB Statement No. 5, "Accounting for Contingencies" relating a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002; however, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor's year-end. The Company has determined that it is subject to the disclosure provisions of FIN 45 and has included the required disclosures in Note 10. The initial adoption of FIN 45 did not have a material impact on the Company's financial condition, results of operations or cash flows.

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


     In January 2003, the FASB issued FIN No. 46, "Consolidated of Variable Interest Entities." This standard clarifies the application of Accounting
Research Bulletin No. 51, "Consolidated Financial Statements," and addresses consolidation by business enterprises of variable interest entities (more commonly known as Special Purpose Entities or SPE's). FIN No. 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among the parties involved. FIN No. 46 also enhances the disclosure requirements related to variable interest entities. This statement is effective for variable interest entities created or in which an enterprise obtains an interest after January 31, 2003. FIN No. 46 will be effective for the Company beginning September 1, 2003 for all interests in variable interest entities acquired before February 1, 2003. The adoption of FIN No. 46 is not expected to have a material impact on the Company's consolidated financial statements.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. In addition, all provisions of this statement should be applied prospectively. The provisions of this statement that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. The adoption of this statement is not expected to have a material impact on the Company's consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within it scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company is in the process of determining what impact, if any, the adoption of this statement will have upon its financial condition or results of operations.

Stock-Based Compensation

     The Company has a stock-based employee compensation plan, which is described in more detail in Note 11. The Company accounts for this plan under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123." No stock-based employee compensation cost is reflected in net earnings, because all options granted under this plan had an exercise price equal to or greater than the market value of the underlying

                            OMEGA PROTEIN CORPORATION
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                (Dollars in thousands, except per share amounts)


     common stock on the grant date. The following table illustrates the pro forma effect on net earnings and net earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation using the Black-Scholes option pricing methodology.

                                                                                      Three Months              Six Months Ended
                                                                                     Ended June 30,                 June 30,
                                                                                 ----------------------       ---------------------
                                                                                     (in thousands)              (in thousands)
                                                                                   2003          2002          2003          2002
                                                                                 --------      --------      --------     --------
Net earnings                                                                     $ 2,380       $ 2,917       $ 5,027      $ 5,650
Total stock-based employee
  determined under fair value-based                                                  (90)         (212)         (282)        (415)
                                                                                 --------      --------      --------     --------
Pro forma net earnings                                                           $ 2,290       $ 2,705       $ 4,745      $ 5,235
                                                                                 --------      --------      --------     --------
                                                                                 --------      --------      --------     --------
Net earnings per common share:
        Basic - as reported                                                      $  0.10       $  0.12       $  0.21      $  0.23
                                                                                 --------      --------      --------     --------
                                                                                 --------      --------      --------     --------
        Basic - pro forma                                                        $  0.09       $  0.11       $  0.19      $  0.22
                                                                                 --------      --------      --------     --------
                                                                                 --------      --------      --------     --------
 Net earnings per common share:
        Diluted - as reported                                                    $  0.09       $  0.12       $  0.20      $  0.23
                                                                                 --------      --------      --------     --------
                                                                                 --------      --------      --------     --------
        Diluted - pro forma                                                      $  0.09       $  0.11       $  0.19      $  0.21
                                                                                 --------      --------      --------     --------
                                                                                 --------      --------      --------     --------

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

Note 2. Accounts Receivable

     Accounts receivable as of June 30, 2003 and December 31, 2002 are summarized as follows:

                                                                                            June 30,             December 31,
                                                                                              2003                  2002
                                                                                       ------------------    -------------------
                                                                                                    (in thousands)
                Trade.....................................................              $          13,580     $          11,853
                Insurance.................................................                          2,258                   755
                Employee..................................................                             93                    45
                Income tax................................................                            761                   650
                Other.....................................................                            305                   255
                                                                                       ------------------   -------------------
                Total accounts receivable ................................                         16,997                13,558
                Less: allowance for doubtful accounts.....................                           (550)                 (529)
                                                                                       ------------------   -------------------
                Receivables, net..........................................              $          16,447     $          13,029
                                                                                       ------------------   -------------------
                                                                                       ------------------   -------------------

                            OMEGA PROTEIN CORPORATION
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                (Dollars in thousands, except per share amounts)

Note 3. Inventory

     The major classes of inventory as of June 30, 2003 and December 31, 2002 are summarized as follows:

                                                                                           June 30,             December 31,
                                                                                             2003                  2002
                                                                                     ------------------     ------------------
                                                                                                  (in thousands)
                Fish meal.................................................           $         16,664       $          21,564
                Fish oil..................................................                      5,575                   9,583
                Fish solubles.............................................                        651                     843
                Off season cost...........................................                     19,142                   5,464
                Other materials & supplies................................                      4,124                   4,485
                                                                                     ------------------     ------------------
                Total inventory...........................................           $         46,156       $          41,939
                                                                                     ------------------     ------------------
                                                                                     ------------------     ------------------

     Inventory at June 30, 2003 and December 31, 2002 is stated at the lower of cost or market. The elements of cost include plant and vessel related labor, utilities, rent, repairs and depreciation.

Note 4. Other Assets

     Other assets as of June 30, 2003 and December 31, 2002 are summarized as follows:

                                                                                             June 30,              December 31,
                                                                                               2003                    2002
                                                                                       ------------------      ------------------
                                                                                                      (in thousands)
Fishing nets.....................................................                      $         1,424         $          1,216
Insurance receivable.............................................                                3,258                    4,341
Title XI loan origination fee....................................                                  297                      275
Note receivable..................................................                                  380                      409
Deposits.........................................................                                  131                      131
                                                                                       ------------------      ------------------
Total other assets...............................................                      $         5,490         $          6,372
Less: allowance for doubtful accounts............................                               (1,833)                  (1,793)
                                                                                       ------------------      ------------------
Other assets, net................................................                      $         3,657         $          4,579
                                                                                       ------------------      ------------------
                                                                                       ------------------      ------------------

     Amortization expense for fishing nets amounted to approximately $431,000 and $257,000 for the six months ended June 30, 2003 and June 30, 2002, respectively.

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

Note 5. Property and Equipment

     Property and equipment at June 30, 2003 and December 31, 2002 are summarized as follows:

                                                                                               June 30,            December 31,
                                                                                                 2003                  2002
                                                                                         -------------------   -------------------
                                                                                                       (in thousands)
                Land......................................................                $        6,261         $         6,261
                Plant assets..............................................                        72,912                  72,444
                Fishing vessels...........................................                        77,956                  75,153
                Furniture and fixtures....................................                         1,820                   1,825
                Other.....................................................                         7,265                   3,292
                                                                                         -------------------   -------------------
                Total property and equipment..............................                       166,214                 158,975
                Less: accumulated depreciation and impairment.............                       (83,001)                (78,262)
                                                                                         -------------------   -------------------
                Property and equipment, net...............................                $       83,213         $        80,713
                                                                                         -------------------   -------------------
                                                                                         -------------------   -------------------

     Depreciation expense for the six months ended June 30, 2003 and June 30, 2002 was $4.8 million and $4.0 million, respectively.

Note 6. Notes Payable and Long-Term Debt

     At June 30, 2003 and December 31, 2002, the Company's long-term debt consisted of the following:


                                                                                                June 30,           December 31,
                                                                                                  2003                 2002
                                                                                          ------------------    -----------------
                                                                                                       (in thousands)
U.S. government guaranteed obligations (Title XI loan) collateralized by a first lien on certain vessels and certain plant assets:
    Amounts due in installments through 2016, interest from 6.63% to 7.6%....              $        13,955      $        14,531
    Amounts due in installments through 2014, interest at Eurodollar rates of
     1.74% and 2.26% at June 30, 2003 and December 31, 2002,
     respectively, plus 4.5%.................................................                          893                  933
Other debt at 7.9% to 8.0% at June 30, 2003 and December 31, 2002,
     respectively............................................................                           37                   45
                                                                                          ------------------    -----------------
Total debt...................................................................                       14,885               15,509
            Less current maturities..........................................                       (1,312)              (1,270)
                                                                                          ------------------    -----------------
Long-term debt...............................................................              $        13,573      $        14,239
                                                                                          ------------------    -----------------
                                                                                          ------------------    -----------------

     At June 30, 2003 and December 31, 2002, the estimated fair value of debt obligations approximated book value.

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



     The Company has made an application for approximately $4.9 million in loans under the Title XI program in the current year and expects closing to occur in the third quarter of 2003.

     On December 20, 2000 the Company entered into a three-year $20 million revolving credit agreement with Bank of America, N.A. (the "Credit Facility"). Borrowings under this facility may be used for working capital and capital expenditures. On May 19, 2003, the Company amended the existing Credit Facility and among other things, these amendments extended the maturity until December 20, 2006, deleted existing financial covenants and added certain affirmative covenants such as, a Leverage Ratio covenant not to exceed 3.0 to 1 at any time and a Fixed Charge Coverage Ratio covenant not to be less than 1.0 to 1 as of the end of the month, measured for the twelve-month period then ended. The Company shall only be required to comply with the financial covenants from and after the last day of any month in which the Credit Facility's availability is less than $3,000,000 on any date, or the Credit Facility's availability averages less than $6,000,000 for any calendar month. A commitment fee of 50 basis points per annum is payable on the unused portion of the Credit Facility fees. If at any time the Company's loan outstanding under the Credit Facility is $5,000,000 or greater, the commitment fee shall be 25 basis points per annum. Applicable interest is payable at alternative rates of LIBOR plus 2.25% or Prime plus 0%. Applicable interest shall be adjusted (up or down) prospectively on a quarterly basis as determined by the Company's Fixed Charge Coverage Ratio from LIBOR plus 2.25% to LIBOR plus 2.75% or at the Company's option Prime plus 0% to Prime plus ..25% depending upon the Fixed Charge Coverage Ratio being greater than 2.5 times to less than or equal to 1.5 times. The Credit Facility is collateralized by all of the Company's trade receivables, inventory and equipment. In addition, the Credit Facility does not allow for the payment of cash dividends or stock repurchases and also limits capital expenditures and investments. The Company is in compliance with the Credit Facility covenants at June 30, 2003. As of June 30, 2003, the Company had no borrowings outstanding under the Credit Facility. At June 30, 2003 and December 31, 2002, the Company had outstanding letters of credit totaling approximately $2.6 million and $2.1 million, respectively, issued primarily in support of worker's compensation insurance programs.

Note 7. Accrued Liabilities

     Accrued liabilities as of June 30, 2003 and December 31, 2002 are summarized as follows:


                                                                                              June 30,            December 31,
                                                                                                2003                  2002
                                                                                         ------------------   -------------------
                                                                                                      (in thousands)
                Salary and benefits.......................................                $         6,929      $          6,242
                Insurance.................................................                          5,023                 5,625
                Taxes, other than income tax..............................                          1,182                   443
                Trade creditors...........................................                          2,506                 2,513
                Other.....................................................                             61                    57
                                                                                         ------------------   -------------------
                Total accrued liabilities.................................                $        15,701      $         14,880
                                                                                         ------------------   -------------------
                                                                                         ------------------   -------------------



                            OMEGA PROTEIN CORPORATION
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
          (continued) (Dollars in thousands, except per share amounts)



      Note 8. Comprehensive Income

         The components of comprehensive income are as follows:


                                                                                  Three Months Ended             Six Months Ended
                                                                                       June 30,                        June 30,
                                                                                 ---------------------          --------------------
                                                                                  2003           2002            2003          2002
                                                                                 ------         ------          ------        ------
                                                                                     (in thousands)                 (in thousands)
Net income..............................................................        $2,380         $2,917          $5,027        $5,650

Foreign translation adjustment..........................................            16              -              16             -
Minimum pension liability adjustment,
net of tax..............................................................              -           (11)              -           220
                                                                                 ------         ------          ------        ------
Total comprehensive income.............................................         $2,396         $2,906          $5,043        $5,870
                                                                                 ------         ------          ------        ------
                                                                                 ------         ------          ------        ------



      Note 9. Commitments and Contingencies

      Capital Commitments

     The Company has committed approximately $16 million to build a new 100 - metric ton per day fish oil processing facility at its Reedville, Virginia location. The commitments covered by this agreement aggregate approximately $12 million and $4 million for 2003 and 2004, respectively.

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





     Tax Assessment

     The Company has informally been notified by representatives from the Vermillion Parish and St. Mary Parish tax authorities in Louisiana of undefined deficiencies in parish sales and use taxes for the Company's 1997 to 2000 tax years. As of June 30, 2003, the proposed adjustments to the parish sales and use tax returns for the calendar years 1997 through 2000 have not yet been assessed. The Company expects the proposed adjustments will claim additional tax, including penalties and interest through June 30, 2003 and has recorded a provision that management believes is adequate to cover these adjustments. The Company intends to contest the proposed adjustments vigorously.

      Environmental Matters

     The Company may be subject to various possible claims and lawsuits regarding environmental matters from time to time. Management believes that costs, if any, related to these matters will not have a material adverse effect on the results of operations, cash flows or financial position of the Company.

      Note 10.  Guarantees

     The Company's obligations under its $20 million revolving credit agreement (the "Credit Facility") with Bank of America, N.A. (the "Bank") are guaranteed by all of the Company's existing and future direct and indirect subsidiaries formed under the laws of the United States, any state thereof or the District of Columbia, except for specified excluded subsidiaries (referred to collectively as "Guarantors"). The Credit Facility Guarantors have entered into an unconditional guaranty in favor of the Bank to which the Guarantors guaranteed to the Bank the payment of all obligations of the Borrowers to the Bank however arising, including, without limitation, amounts due under the Credit Facility. The Guarantors have entered into a Security Agreement in favor of the Bank pursuant to which the Guarantors granted to the Bank a security interest in all assets of each Guarantor in order to secure such Guarantor's obligations under the Guaranty and the Company's obligation under the Credit Facility. For additional information regarding the Credit Facility, see Note 6 and the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

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

     The Company's Articles of Incorporation and By-Laws generally require the Company to indemnify its directors and officers to the fullest extent permitted by Nevada law. The Company's Articles of Incorporation and By-Laws also require the Company to advance expenses to its directors and its officers to the fullest extent permitted by Nevada law upon receipt of an undertaking by or on behalf of such director or officer to repay such amount if it should be ultimately determined that they are not entitled to indemnification by the Company. The Company also has entered into indemnification agreements with all

                            OMEGA PROTEIN CORPORATION
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                (Dollars in thousands, except per share amounts)


     of its directors and certain of its officers which provide for the indemnification and advancement of expenses by the Company. The Company also maintains director and officer liability insurance with respect to liabilities arising out of certain matters, including matters arising under the securities laws. This insurance is subject to limitations, conditions and deductibles set forth in the respective insurance policy.

     There is no pending litigation or proceeding involving any director or officer of the Company as to which indemnification is being sought, nor is the Company aware of any threatened litigation that may result in claims for indemnification.

     As of June 30, 2003, the Company has $14.8 million in U.S. government guaranteed obligations (Title XI loan). The Company has provided security for the guarantee in the form of the Company's Promissory Notes to the United States of America, a Ship Mortgage, a Deed of Trust and a perfected Security Agreement collateralized by a first lien on certain vessels and certain plant assets of the Company at its Reedville, Virginia and Abbeville, Louisiana locations.

                            OMEGA PROTEIN CORPORATION
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                (Dollars in thousands, except per share amounts)


     Note 11. Reconciliation of Basic and Diluted Per Share Data (in thousands except per share data)

                                                                                    Earnings         Shares            Per Share
                                                                                  (Numerator)     (Denominator)           Data
                                                                                 -------------   ---------------     -------------
Three Months Ended June 30, 2003
Net earnings                                                                      $     2,380
                                                                                 -------------
                                                                                 -------------


Basic earnings per common share:
  Earnings available to common shareholders                                       $     2,380           24,122        $     0.10
                                                                                                                     -------------


Effect of dilutive securities:
  Stock options assumed exercised                                                           -            1,533
                                                                                 -------------   ---------------

Diluted earnings per common share:
  Earnings available to common shareholders plus
    stock options assumed exercised                                               $     2,380           25,655       $      0.09

                                                                                 -------------   ---------------    --------------
                                                                                 -------------   ---------------    --------------


                                                                                    Earnings         Shares           Per Share
                                                                                   (Numerator)    (Denominator)         Data
                                                                                 -------------   ---------------    --------------
Three Months Ended June 30, 2002
Net Earnings                                                                      $     2,917
                                                                                 -------------
                                                                                 -------------

Basic earnings per common share:
  Earnings available to common shareholders                                       $     2,917          23,959        $     0.12
                                                                                                                    --------------


Effect of dilutive securities:
  Stock options assumed exercised                                                          -            1,149
                                                                                 -------------    --------------


Diluted earnings per common share:
  Earnings available to common shareholders plus
     stock options assumed exercised                                              $     2,917          25,108        $     0.12
                                                                                 -------------    --------------   ---------------
                                                                                 -------------    --------------   ---------------



                            OMEGA PROTEIN CORPORATION
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                (Dollars in thousands, except per share amounts)



                                                                                   Earnings            Shares         Per Share
                                                                                  (Numerator)       (Denominator)        Data
                                                                                 ------------      --------------    -------------
Six Months Ended June 30, 2003
Net earnings                                                                      $    5,027
                                                                                 ------------
                                                                                 ------------

Basic earnings per common share:
  Earnings available to common shareholders                                       $    5,027           24,053        $     0.21
                                                                                                                     -------------

Effect of dilutive securities:
  Stock options assumed exercised                                                         -             1,492
                                                                                 ------------      --------------


Diluted earnings per common share:
  Earnings available to common shareholders plus
    stock options assumed exercised                                               $    5,027           25,545        $     0.20
                                                                                 ------------      --------------    -------------
                                                                                 ------------      --------------    -------------

                                                                                   Earnings            Shares           Per Share
                                                                                 (Numerator)        (Denominator)          Data
                                                                                 ------------      --------------    -------------
Six Months Ended June 30, 2002
Net Earnings                                                                      $    5,650
                                                                                 ------------
                                                                                 ------------

Basic earnings per common share:
  Earnings available to common shareholders                                       $    5,650             23,956       $     0.23
                                                                                                                     -------------

Effect of dilutive securities:
  Stock options assumed exercised                                                          -              1,023
                                                                                 ------------      --------------

Diluted earnings per common share:
  Earnings available to common shareholders plus
     stock options assumed exercised                                             $     5,650             24,979       $     0.23
                                                                                 ------------      --------------    -------------
                                                                                 ------------      --------------    -------------

     Options to purchase 2,214,800 and 2,254,800 shares of common stock at prices ranging from $5.61 to $17.25 and $5.03 to $17.25 per share were outstanding during the three and six months ended June 30, 2003, respectively, but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the shares during that period.

     Options to purchase 3,044,250 shares of common stock at prices ranging from $3.50 to $17.25 per share were outstanding during both the three and six months ended June 30, 2002, but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the shares during that period.

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

     The Company's harvesting season generally extends from May through December on the mid-Atlantic coast and from April through October on the Gulf coast. During the off-season and the first few months of each fishing season, the Company fills purchase orders from the inventory it has accumulated during the previous fishing season. Prices for the Company's products tend to be lower during the fishing season when product is more abundant than in the off-season. Throughout the entire year, prices are significantly influenced by supply and demand in world markets for competing products, particularly other globally produced fish meal as well as soybean meal for its fish meal products and vegetable fats and oils for its fish oil products when used as an alternative to vegetable fats and oils.

     During 1999 and continuing through 2000, world grain and oilseed markets were burdened by excess supplies relative to demand which, in turn, resulted in prices for most major commodities being sharply lower than in previous years. Correspondingly, the Company's product prices were adversely impacted during these periods, resulting in decreased gross margins. During 1999 and again during 2000, the Company determined that the costs of its fish meal and fish oil product inventories were in excess of those products' realization value by approximately $18.2 million and $18.1 million, respectively. This realization was due mainly to the continuing depressed market values of world protein markets and particularly, animal and oilseed oil markets. The average prices received for the Company's fish meal and fish oil products were approximately 28.1% and 48.2% lower, respectively, during 1999 as compared to 1998. Price decreases continued during 2000, and fish meal and fish oil prices were approximately 7.3% and 20%, respectively, lower than 1999 average prices. Also impacting 2000 and contributing to the write-down of inventories was the reduced crude fish oil production yields (approximately 38% lower yields compared to 1999) experienced during the majority of the 2000 fishing season in the Gulf of Mexico. These reduced yields were primarily a result of the reduced fat content in the fish, which was a result of poor nutritional conditions caused by the extreme drought conditions in the Gulf of Mexico region during late 1999 and early 2000.

                            OMEGA PROTEIN CORPORATION


     The depressed pricing conditions in worldwide markets in 1999 and 2000 for protein, particularly animal and oilseed oil, continued into the early months of 2001 before making significant improvements late in 2001 and continuing throughout most of 2002. The price increases stabilized in late 2002 and have been relatively stable since then, with the exception of crude fish oil prices. Pricing for crude fish oil swiftly declined approximately 20% early in the second quarter of Fiscal 2003 before rising mildly by the end of the same quarter. The Company deferred sales of its crude oil inventory in that volatile market period which resulted in reduced crude oil sales during the three month period ending June 30, 2003.

     Pricing for the Company's products has been volatile in the past several years and is attributable mainly to the international availability, or the perceived international availability, of fish meal and fish oil inventories. Accordingly, gross profit margins may also vary in the future.

     In an effort to reduce price volatility and to generate higher, more consistent profit margins, in fiscal 2000 the Company embarked on a quality control program designed to increase its capability of producing higher quality fish meal products and, in conjunction therewith, enhanced its sales efforts to penetrate premium product markets. Since 2000, the Company's sales volumes of specialty meal products have increased approximately 26%. Future volumetric growth in specialty meal sales will be dependant upon increased harvesting efforts. Additionally, the Company is attempting to introduce its refined fish oil into the food market. The Company has had some success selling its refined fish oil, trademarked OmegaPure(TM), to food manufacturers in the United States and Canada at prices that provide substantially improved margins over the margins that can be obtained from selling non-refined crude fish oil. The Company cannot estimate, however, the size of the actual domestic market for OmegaPure(TM) or how long it may take to develop this market.

     During 2002, the Company developed a business plan to expand its purchase and resale of other manufacturers' fish meal and fish oil products. In 2002, the Company engaged a full-time consultant to implement the Company's business plan, which will focus initially on the purchase and resale of Mexican fish meal and fish oil. Revenues generated from these types of transactions represented less than 1% of total Company revenues during 2002. The Company expects that although operating margins from these activities will be less than the margins generated from the Company's base domestic production, its Mexican operations will provide it with a source of fish meal and oil to sell into other markets where the Company has not historically had a presence. Revenues generated from these activities for the six months ended June 30, 2003 were approximately $1.4 million, with no contribution to net income. The Company believes that, with additional volumetric activity, these purchase and resale activities will become profitable.

     Historically, approximately 35% to 40% of Omega's FAQ fish meal was sold on a two-to-twelve-month forward contract basis. The balance of regular grade and other products was substantially sold on a spot basis through purchase orders. The Company undertook a similar forward sales program for its specialty grade meals and crude fish oil for 2002 and has continued this program for 2003. The Company's annual revenues are highly dependent on both annual fish catch and inventories and, in addition, inventory is generally carried over from one year to another year. The Company determines the level of inventory to be carried over based on prevailing market prices of the products and anticipated customer usage and demand during the off-season.

                            OMEGA PROTEIN CORPORATION


     Thus, production volume does not necessarily correlate with sales volume in the same year, and sales volumes will fluctuate from quarter to quarter. The Company's fish meal products have a useable life of approximately one year from date of production. Practically, however, the Company typically attempts to empty its warehouses of the previous season's products by the second or third month of the new fishing season. The Company's crude fish oil products do not lose efficacy unless exposed to oxygen, and therefore, their storage life typically is longer than that of fish meal.

     The following table sets forth the Company's revenues by product (in millions) and the approximate percentage of total revenues represented thereby, for the indicated periods:


                                 Three Months Ended June 30,                               Six Months Ended June 30,
                     ----------------------------------------------------    -----------------------------------------------------
                               2003                        2002                        2003                         2002
                     ------------------------     ------------------------   -----------------------     -------------------------
                      Revenues      Percent       Revenues       Percent      Revenues       Percent       Revenues      Percent
                     ----------    ---------     ----------     ---------    ----------    ----------     ---------     ----------
Regular Grade       $   5.3          19.4%      $   3.6            13.2%    $    8.8           16.8%      $  6.4          12.6%
Special Select          9.9          36.3          11.3            41.5         19.5           37.2         20.0          39.4
Sea-Lac                 4.7          17.2           2.6             9.6          8.1           15.5          4.7           9.3
Crude Oil               5.8          21.2           7.7            28.3         13.0           24.8         16.1          31.8
Refined Oil             1.0           3.7           1.0             3.7          1.8            3.4          1.9           3.7
Fish Solubles           0.6           2.2           1.0             3.7          1.2            2.3          1.6           3.2
                     ----------    ---------     ----------     ---------    ----------    ----------     ---------     ----------
Total               $  27.3         100.0%      $  27.2           100.0%    $   52.4          100.0%      $ 50.7         100.0%
                     ----------    ---------     ----------     ---------    ----------    ----------     ---------     ----------
                     ----------    ---------     ----------     ---------    ----------    ----------     ---------     ----------


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

     Under a program offered through National Marine Fisheries Services ("NMFS") pursuant to Title XI, the Company has secured loans through lenders with terms generally ranging between 12 and 20 years at interest rates between 6% and 8% per annum which are enhanced with a government guaranty to the lender for up to 80% of the financing. The Company's current Title XI borrowings are secured by liens on 17 fishing vessels and mortgages on the Company's Reedville, Virginia and Abbeville, Louisiana plants. In 1996, Title XI borrowing was modified to permit use of proceeds from borrowings obtained through this program for shoreside construction. The Company used the entire $20.6 million amount originally authorized under the program. Loans are now available under similar terms pursuant to the Title XI program without intervening lenders. The Company borrowed $1.9 million under this new program during 2001. The Company has made an application for approximately $4.9 million in loans under the Title XI program in the current year and expects closing to occur in 2004.

     The Company announced in April, 2003, that it had committed to build a new 100-metric ton per day fish oil processing facility at its Reedville, Virginia location. Construction on the project began in June 2003, with projected completion in May 2004 and will cost approximately $16 million. The Company currently anticipates that it will fund the project through its available cash balances.

     Omega had an unrestricted cash balance of $33.2 million at June 30, 2003, down $249,000 from December 31, 2002. This decrease was due primarily to decreases in operating cash flows and increases in capital expenditures. The Company's liquidity is greatly influenced by the selling prices received for its products. Should the Company experience decreased pricing in the future, as it experienced in 1999 and 2000, liquidity would decline and the Company would possibly have to utilize its working capital credit facility. The Company's long-term debt at June 30, 2003 and December 31, 2002 was $13.6 million and $14.2 million, respectively. Current maturities attributable to the Company's long-term debt was $1.3 million both at June 30, 2003 and December 31, 2002. The Company did not utilize its working capital credit facility during the first six months of 2003 and fiscal year 2002 other than for $2.6 million and $2.1 million in standby letters of credit outstanding as of June 30, 2003 and December 31, 2002, respectively. As of June 30, 2003, the Company had $17.4 million available under its working capital credit facility. The Company has no off-balance sheet arrangements other than normal operating leases and standby letters of credit.

                            OMEGA PROTEIN CORPORATION


     The following tables aggregate information about the Company's contractual cash obligations and other commercial commitments (in thousands) as of June 30, 2003:



                                                                             Payments Due by Period
                                                ----------------------------------------------------------------------------------
                                                                  Less than         1 to 3           4 to 5            After 5
Contractual Cash Obligations                      Total            1 year            years            years             years
--------------------------------------------    -----------     -------------     -------------    -------------     -------------

Long Term Debt                                  $ 14,885        $   1,312          $   2,875       $   3,262         $   7,436

Operating Leases                                   1,363              427                575             137               224

Minimum Pension Liability                         13,087              --                 --              --             13,087
                                                -----------     -------------     -------------    -------------     -------------
Total Contractual Cash Obligations              $ 29,335        $   1,739          $   3,450       $   3,399         $  20,747
                                                -----------     -------------     -------------    -------------     -------------
                                                -----------     -------------     -------------    -------------     -------------



                                                                   Amount of Commitment Expiration Per Period
                                                ----------------------------------------------------------------------------------
                                                                 Less than           1 to 3           4 to 5           After 5
Other Commercial Commitments                      Total            1 year            years            years             years
--------------------------------------------    -----------     -------------     -------------    -------------     -------------

Credit Facility (1)                             $ 17,400        $    --            $    --         $     --          $     --
Standby Letters of Credit                          2,600            2,600               --               --                --
Construction Commitment (2)                       16,000           12,000             4,000              --                --
                                                -----------     -------------     -------------    -------------     -------------
Total Commercial Commitments                    $ 36,000        $  14,600          $  4,000        $     --          $     --
                                                -----------     -------------     -------------    -------------     -------------
                                                -----------     -------------     -------------    -------------     -------------


     (1) As of June 30, 2003, the Company had no outstanding borrowings outstanding under the $20.0 million Credit Facility.

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

     Investing activities used $7.2 million and $4.2 million for the six month periods ending June 30, 2003 and 2002, respectively. The Company's investing activities consisted mainly of capital expenditures for equipment purchases, replacements and vessel refurbishments. The Company anticipates making approximately $8 million of capital expenditures in 2003 (in addition to the $16.0 million oil processing facility discussed above), a significant portion of which will be used to refurbish vessels and plant assets and to repair certain equipment.

     Financing activities used $624,000 and $691,000 to repay debt obligations during the six month periods ended June 30, 2003 and 2002, respectively, and during the six month period ended June 30, 2003 and provided $574,000 from proceeds of stock options exercised.

                            OMEGA PROTEIN CORPORATION

     On December 20, 2000 the Company entered into a three-year $20 million revolving credit agreement with Bank of America, N.A. (the "Credit Facility"). Borrowings under this facility may be used for working capital and capital expenditures. On May 19, 2003, the Company amended the existing Credit Facility and among other things, these amendments extended the maturity until December 20, 2006, deleted existing financial covenants and added certain affirmative covenants such as, a Leverage Ratio covenant not to exceed 3.0 to 1 at any time and a Fixed Charge Coverage Ratio covenant not to be less than 1.0 to 1 as of the end of the month, measured for the twelve-month period then ended. The Company shall only be required to comply with the financial covenants from and after the last day of any month in which the Credit Facility's availability is less than $3,000,000 on any date, or Credit Facility's availability averages less than $6,000,000 for any calendar month. A commitment fee of 50 basis points per annum is payable on the unused portion of the Credit Facility fees. If at any time the Company's loan outstanding under the Credit Facility is $5,000,000 or greater, the commitment fee shall be 25 basis points per annum. Applicable interest is payable at alternative rates of LIBOR plus 2.25 % or Prime plus 0%. Applicable interest shall be adjusted (up or down) prospectively on a quarterly basis as determined by the Company's Fixed Charge Coverage Ratio from LIBOR plus 2.25% to LIBOR plus 2.75% or at the Company's option Prime plus 0% to Prime plus ..25% depending upon the Fixed Charge Coverage Ratio being greater than 2.5 times to less than or equal to 1.5 times. The Credit Facility is collateralized by all of the Company's trade receivables, inventory and equipment. In addition, the Credit Facility does not allow for the payment of cash dividends or stock repurchases and also limits capital expenditures and investments. The Company is in compliance with the Credit facility covenants at June 30, 2003. As of June 30, 2003 the Company had no borrowings outstanding under the Credit Facility. At June 30, 2003 and December 31, 2002, the Company had outstanding letters of credit totaling approximately $2.6 million and $2.1 million, respectively, issued primarily in support of worker's compensation insurance programs.

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

   Overview of Critical Accounting Policies

     The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions discussed herein and in the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002. The following estimates and assumptions are both most important to the portrayal of our financial condition and results of operations and require management's most difficult, subjective or complex judgment.

   Inventories

     Inventory is stated at the lower of cost or market. The Company's fishing season runs from mid-April to the first of November in the Gulf of Mexico and from the beginning of May into December in the Atlantic. Government regulations generally preclude the Company from fishing during the off-seasons.

     The Company's inventory cost system considers all costs associated with an annual fish catch and its processing, both variable and fixed, including both costs incurred during the off-season and during the fishing season. The Company's costing system allocates cost to inventory quantities on a per unit basis as calculated by a formula that considers total estimated inventoriable costs for a fishing season (including off-season costs) to total estimated fish catch and the relative fair market value of the individual products produced. The Company adjusts the cost of sales, off-season costs and inventory balances at the end of each quarter based on revised estimates of total inventoriable costs and fish catch. The Company's lower-of-cost-or-market-value analyses at year-end and at interim periods compare total estimated per unit production cost of the Company's expected production to the projected per unit market prices of the products. The impairment analyses involve estimates of, among other things, future fish catches and related costs, and expected commodity prices for the fish products.

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

Results of Operations

     The following table sets forth as a percentage of revenues certain items of the Company's operations for each of the indicated periods.



                                                                                  Three Months Ended             Six Months Ended
                                                                                       June 30,                       June 30,
                                                                                 --------------------           -------------------
                                                                                  2003          2002             2003         2002
                                                                                 ------        ------           ------       ------
Revenues....................................                                     100.0%        100.0%           100.0%       100.0%
Cost of sales...............................                                      77.4          74.6             76.0         73.5
                                                                                 ------        ------           ------       ------
Gross profit................................                                      22.6          25.4             24.0         26.5
Selling, general and administrative expense.                                       8.4           7.9              8.6          8.3
                                                                                 ------        ------           ------       ------
Operating income............................                                      14.2          17.5             15.4         18.2
Interest expense, net.......................                                      (0.6)         (0.5)            (0.6)        (0.6)
Other expense, net..........................                                      (0.2)         (0.2)            (0.1)        (0.2)
                                                                                 ------        ------           ------       ------
Income before income taxes..................                                      13.4          16.8             14.7         17.4
Provision for income taxes..................                                       4.8           6.1              5.2          6.3
                                                                                 ------        ------           ------       ------
Net income..................................                                       8.6          10.7              9.5         11.1
                                                                                 ------        ------           ------       ------
                                                                                 ------        ------           ------       ------

                            OMEGA PROTEIN CORPORATION


Interim Results for the Second Quarters ended June 30, 2003 and June 30,
2002

     Revenues. For the quarter ended June 30, 2003, revenues increased $55,000 from $27.2 million in the quarter ended June 30, 2002 to $27.3 million. The revenue increase was primarily due to higher sales prices of 9.6% and 6.0% for the Company's fish meal and fish oil, respectively. The Company's fish meal volumes increased 2.7% while the Company's fish oil volumes decreased by 28.7%. The Company attributes the higher fish meal and fish oil prices to strong worldwide demand for fish meal and oil. The lower fish oil volumes were primarily attributable to the Company's withdrawal from the crude fish oil spot markets during the quarter.

     Cost of Sales. Cost of sales, including depreciation and amortization, for the current quarter ended June 30, 2003 was $21.1 million, a 3.9% increase from $20.3 million for the quarter ended June 30, 2002. Cost of sales as a percentage of revenues increased 2.8% to 77.4% for the quarter ended June 30, 2003 as compared to the corresponding period in 2002. The increase in cost of sales as a percentage of revenues was primarily due to higher cost inventories carried forward from 2002 as compared to the cost of inventories carried forward from 2001.

     Gross Profit. Gross profit decreased 10.5% from a $6.9 million gross profit in the quarter ended June 30, 2002 to $6.2 million in the quarter ended June 30, 2003. The decrease in gross profit was primarily due to the higher cost inventories carried forward from fiscal 2002.

     Selling, general and administrative expenses. Selling, general, and administrative expenses increased $122,000 from $2.2 million in the quarter ended June 30, 2002 to $2.3 million in the current quarter ended June 30, 2003. This increase was attributable to increases in employee-related costs and professional services related to the Company's marketing effort.

     Operating income. As a result of the factors discussed above, the Company's operating income decreased $850,000, or 17.9% from an operating income of $4.7 million for the quarter ended June 30, 2002 to an operating income of $3.9 million for the quarter ended June 30, 2003. As a percentage of revenues, operating income decreased 3.3% for the current quarter ended June 30, 2003.

     Interest expense, net. Interest expense, net increased by $21,000 in the quarter ended June 30, 2003 as compared to the quarter ended June 30, 2002. The increase in interest expense, net was primarily due to a decrease in the average interest rate the Company earned on its investments during the quarter ended June 30, 2003 as compared to the quarter ended June 30, 2002.

     Other expense, net. Other expense, net increased by $7,000 in the current quarter ended June 30, 2003 as compared to the quarter ended June 30, 2002. This increase in other expense, net was the result of a gain on the disposal of miscellaneous assets recognized during the quarter ended June 30, 2002.

     Provision for income taxes. The Company recorded a $1.3 million provision for income taxes for the second quarter of 2003, representing an effective tax rate of 35% for income taxes. The provision for income taxes for the corresponding period in 2002 reflected an effective tax rate of 36%. The Company believes that it is more probable than not that the recorded estimated deferred tax asset benefits and state operating loss carry-forwards will be realized. The statutory tax rate of 34% for U.S. federal taxes was in effect for the respective periods.

                            OMEGA PROTEIN CORPORATION


Interim Results for the Six Months ended June 30, 2003 and June 30, 2002

     Revenues. For the six months ended June 30, 2003, revenues increased $1.7 million or 3.3% from $50.7 million for the six months ended June 30, 2002 to $52.4 million for the six months ended June 30, 2003. The revenue increase was primarily due to higher sales prices of 9.0% and 4.0% for the Company's fish meal and fish oil, respectively. The Company's fish meal volumes increased 5.6% while the Company's fish oil volumes decreased by 21.4% for the six months ended June 30, 2003 as compared to the corresponding period in 2002. The Company attributes the higher fish meal and fish oil prices to strong worldwide demand for fish meal and fish oil. The lower fish oil volumes were primarily attributable to the Company's withdrawal from the spot markets during the second quarter.

     Cost of Sales. Cost of sales, including depreciation and amortization, for the six months ended June 30, 2003 was $39.8 million, a $2.5 million or a 6.8% increase from $37.3 million for the comparable six month period ending June 30, 2002. Cost of sales as a percentage of revenues was 76.0% and 73.5% for the six months ended June 30, 2003 and June 30, 2002, respectively. The increase in cost of sales as a percentage of revenues was primarily due to higher cost inventories carried forward from 2002 as compared to the cost of inventories carried forward from 2001.

     Gross Profit. Gross profit margins decreased $861,000 or 6.4% from a $13.5 million gross profit for the six months ended June 30, 2002 to $12.6 million for the six months ended June 30, 2003. The decrease in gross profit was primarily due to higher cost inventories carried forward from fiscal 2002.

     Selling, general, and administrative expenses. Selling, general, and administrative expenses increased $250,000 or 5.9% from $4.2 million for the six months ended June 30, 2002 to $4.5 million for the six months ended June 30, 2003. This increase was attributable to increases in employee-related costs and professional services related to the Company's marketing efforts.

     Operating income. As a result of the factors discussed, the Company's operating income decreased $1.1 million or 12.0% from an operating income of $9.2 million for the six months ended June 30, 2002 to $8.1 million for the six months ended June 30, 2003. As a percentage of revenues, operating income decreased 2.8% for the six months ended June 30, 2003.

     Interest expense, net. Interest expense, net increased by $8,000 for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. The increase in interest expense, net was primarily due to a decrease in the average interest rate the Company earned on its investments during the six months ended June 30, 2003 as compared to the six months ended June 30, 2002.

     Other expense, net. Other expense, net decreased by $66,000 for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. The decrease in other expense, net was primarily due to a gain on the disposal of non-material miscellaneous assets recognized during the current six months ended June 30, 2003.

     Provision for income taxes. The Company recorded a $2.7 million provision for income taxes for the six months ended June 30, 2003 representing an effective tax rate of 35% for income taxes. The provision for income taxes for the six months ended June 30, 2002 reflected an effective tax rate of 36%. The Company believes that it is more probable than not that the recorded estimated deferred tax asset benefits and state operating loss carry-forwards will be realized. The statutory tax rate of 34% for U.S. federal taxes was in effect for the respective periods.

                            OMEGA PROTEIN CORPORATION



     Seasonal and Quarterly Results

     The Company's menhaden harvesting and processing business is seasonal in nature. The Company generally has higher sales during the menhaden harvesting season (which includes the second and third quarter of each Fiscal year) due to increased product availability. Prices during the fishing season tend to be lower than during the off-season. As a result, the Company's quarterly operating results have fluctuated in the past and may fluctuate in the future. In addition, from time to time the Company defers sales of inventory based on worldwide prices for competing products that affect prices for the Company's products which may affect comparable period comparisons.


     Significant Factors That May Affect Forward-Looking Statements

     The Company wishes to caution investors that the following significant factors, and those factors described elsewhere in this Report, other filings by the Company with the SEC from time to time and press releases issued by the Company, could affect the Company's actual results which may differ materially from those expressed in any forward-looking statements made by or on behalf of the Company:

     1. The Company's ability to meet its raw material requirements through its annual menhaden harvest, which is subject to fluctuation due to natural conditions over which the Company has no control, such as varying fish population, fish oil yields, adverse weather conditions and disease.

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

     The Company, the Company's directors and the Company's majority stockholder, Zapata Corporation ("Zapata"), were named as defendants in a putative class action lawsuit instituted on March 10, 2003 in the District Court of Clark County, Nevada. Plaintiff alleged that the individual defendants and Zapata breached their fiduciary duties to the Company's stockholders by not properly considering an alleged offer sent via e-mail to Zapata by Hollingsworth, Rothwell & Roxford ("HRR").

     The Company and the individual defendants filed a motion for summary judgment to have themselves removed from the case. On May 19, 2003, the District Court granted that motion for summary judgment in its entirety, thereby dismissing these defendants from the litigation. The litigation is now concluded with out any damages having been paid by the Company or the individual defendants.

     The complaint alleged that the alleged offer was to acquire all of Zapata's shares and all of the Company's shares, in each case for $45.00 per share. However, the Company is not aware of any communications by HRR to the Company or any of its directors or any offer for the purchase of Company shares. Plaintiff claimed that Zapata and the individual defendants breached their duties to the Company's stockholders by rejecting the purported offer and that the Company's stockholders have been damaged by being prevented from receiving a fair price for their stock. Plaintiff sought an order directing the defendants to carry out their fiduciary duties to the Company's stockholders, to refrain from breaching their duties, and awarding plaintiff unspecified compensatory damages and costs and expenses incurred in the action.

     The Company and the individual defendants filed a motion for summary judgment to have themselves removed from the case. On May 19, 2003, the District Court granted that motion for summary judgment in its entirety, thereby dismissing these defendants from the litigation. The litigation is now concluded without any damages having been paid by the Company or the individual defendants, and without any injunctive relief being granted.


     Item 2. Changes in Securities and Use of Proceeds

                  None

     Item 3. Defaults Upon Senior Securities

                  None

     Item 4. Submission of Matters to a Vote of Security Holders

     On June 19, 2003, the Company held its 2003 Annual Meeting of Stockholders. The matters voted on at the meeting and the results of the meeting were as follows:

     A. Election of Class II Directors.

     Stockholders elected Avram A. Glazer and Darcie S. Glazer as Class II Directors, with 22,256,007 shares voted for and 1,782,121 shares that withheld authority for Avram A. Glazer, and 22,294,207 shares voted for and 1,743,921 shares that withheld authority for Darcie Glazer. There were no broker non-votes. The Class II Directors term expires at the 2006 Annual Meeting of Stockholders.

     The Class I Directors, whose terms expire at the 2005 Annual Meeting of Stockholders, are Dr. Gary L. Allee and Dr. William E. M. Lands. The Class III Directors whose terms expire at the 2004 Annual Meeting of Stockholders are Paul
M. Kearns and Joseph L. von Rosenberg III.

     B. Ratification of Appointment of Independent Public Accountants.

     Stockholders ratified the appointment of PricewaterhouseCoopers, LLP as the Company's independent public accountants for the fiscal year ending December 31, 2003, with 23,924,381 shares voted for and 98,801 shares voted against. There were no broker non-votes.

                            OMEGA PROTEIN CORPORATION



     Item 5. Other Information

     In May 2003, the Company directly assumed obligations under a lease with a third party for its corporate office space in Houston, Texas. The Company had formerly subleased this office space from a subsidiary of Zapata which in turn leased the space from the third party landlord. The lease obligations assumed by the Company were identical to its sublease obligations to Zapata, and the transaction had no material effect on the Company.

     Item 6. Exhibits and Reports on Form 8-K

(a)          Exhibits:

             Exhibit No.     Description of Exhibit

     10.1  Exhibit 10.1 - Assignment  and  Assumption  of Lease dated as May 30,
2003 by and between Zapata Corporation of Texas, Inc. and Omega Protein Corporation.

     31.1 Rule 13a-14(a)/15(d)-14(a) Certification for Chief Executive Officer.

     31.2 Rule 13a-14(a)/15(d)-14(a) Certification for Chief Financial Officer.

     32  Certifications  Pursuant to Section 906 of the  Sarbanes-Oxley  Act of
2002.

     (b) Reports on Form 8-K:

     Form 8-K dated April 15, 2003 (reporting commitment for new fish oil processing facility)

     Form 8-K dated May 1, 2003 (reporting financial results for the first quarter of 2003)

     Form 8-K dated May 19, 2003 (reporting new credit facility)

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          OMEGA PROTEIN CORPORATION
                                               (Registrant)



Date:  July 30, 2003              By:           /s/ ROBERT W. STOCKTON
                                             (Executive Vice President,
                                               Chief Financial Officer)