Form 10-Q
period 2003-09-30
OMEGA PROTEIN CORP
filed 2003-10-29
CIK 1053650

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

         For the quarterly period ended September 30, 2003


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

Yes __ No X  .
     Number of shares outstanding of the Registrant's Common Stock, par value $0.01 per share, on October 22, 2003: 24,379,449



================================================================================






























                            OMEGA PROTEIN CORPORATION
                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Unaudited Condensed Consolidated Balance Sheet as of September 30, 2003
  and December 31, 2002........................................................3
Unaudited Condensed Consolidated Statement of Operations for the three months and nine months ended September 30, 2003 and 2002............................4
Unaudited Condensed Consolidated Statement of Cash Flows for the
  nine months ended  September 30, 2003 and 2002...............................5
Notes to Unaudited Condensed Consolidated Financial Statements.................6

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

Item 1.  Legal Proceedings....................................................36

Item 2.  Changes in Securities and Use of Proceeds............................36

Item 3.  Defaults Upon Senior Securities......................................36

Item 4.  Submission of Matters to a Vote of Security Holders..................36

Item 5.  Other Information....................................................37

Item 6.  Exhibits and Reports on Form 8-K.....................................37

Signatures ...................................................................38

                         OMEGA PROTEIN CORPORATION
               UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
              (Dollars in thousands, except per share amounts)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements and Notes


                                                                                       September 30,         December 31,
                                                                                           2003                 2002
                                                                                   -------------------   ------------------
                                                                                                 (in thousands)
                                  ASSETS
Current assets:
    Cash and cash equivalents...............................................       $         25,028      $          33,450
    Receivables, net........................................................                 20,931                 13,029
    Amounts due from majority owner.........................................                    106                      3
    Inventories.............................................................                 50,064                 41,939
    Deferred tax assets, net................................................                    326                  1,315
    Prepaid expenses and other current assets...............................                  1,436                    884
                                                                                   ------------------    ------------------
           Total current assets.............................................                 97,891                 90,620
Other assets................................................................                  3,339                  4,579
Deferred tax assets, net....................................................                  1,443                  3,115
Property and equipment, net.................................................                 83,777                 80,713
                                                                                   ------------------    ------------------
           Total assets.....................................................       $        186,450      $         179,027
                                                                                   ------------------    ------------------
                                                                                   ------------------    ------------------


                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current maturities of long-term debt....................................       $          1,351      $           1,270
    Accounts payable........................................................                  1,691                  2,619
    Accrued liabilities.....................................................                 17,526                 14,880
                                                                                   ------------------    ------------------
          Total current liabilities.........................................                 20,568                 18,769
Long-term debt..............................................................                 13,262                 14,239
Pension liabilities.........................................................                 10,645                 10,983
                                                                                   ------------------    ------------------

 Total liabilities..........................................................                 44,475                 43,991
                                                                                   ------------------    ------------------
Commitments and contingencies Stockholders' equity:
    Preferred stock, $0.01 par value; authorized 10,000,000 shares; none
                                                                                                 -                      -
issued..............................................................
    Common stock, $0.01 par value; authorized 80,000,000 shares;
        24,791,088 shares and 24,382,662 shares issued and outstanding,
 respectively...............................................................                    248                    244
    Capital in excess of par value..........................................                113,214                112,025
    Retained earnings.......................................................                 39,206                 33,439
    Accumulated other comprehensive loss....................................                 (8,658)                (8,637)
    Common stock in treasury, at cost - 413,100 shares......................                 (2,035)                (2,035)
                                                                                   ------------------    ------------------
      Total stockholders' equity..........................................                  141,975                135,036
                                                                                   ------------------    ------------------
        Total liabilities and stockholders' equity.................                $        186,450      $         179,027
                                                                                   ------------------    ------------------
                                                                                   ------------------    ------------------

     The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                            OMEGA PROTEIN CORPORATION
            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                (Dollars in thousands, except per share amounts)



                                                                                    Three Months Ended          Nine Months Ended
                                                                                       September 30,               September 30,
                                                                                 ------------------------     ---------------------
                                                                                  2003              2002       2003           2002
                                                                                 -------          -------     -------       -------
                                                                                         (in thousands, except per share amount)
Revenues..................................................................       $32,151          $34,992     $84,544       $85,708
Cost of sales.............................................................        28,553           27,259      68,346        64,514
                                                                                 -------          -------     -------       -------
Gross profit..............................................................         3,598            7,733      16,198        21,194

Selling, general, and administrative expense..............................         2,232            2,029       6,711         6,258
                                                                                 -------          -------     -------       -------
Operating income..........................................................         1,366            5,704       9,487        14,936
Interest expense, net.....................................................          (178)            (163)       (497)         (474)
Other expense, net........................................................           (12)             (65)        (42)         (161)
                                                                                 --------         --------    --------      -------
Income before income taxes................................................         1,176            5,476       8,948        14,301
Provision for income taxes................................................           436            1,876       3,181         5,051
                                                                                 --------         --------    --------      -------
Net income................................................................       $   740          $ 3,600     $ 5,767       $ 9,250
                                                                                 --------         --------    --------      -------
                                                                                 --------         --------    --------      -------
Basic earnings per share..................................................       $  0.03          $  0.15     $  0.24       $  0.39
                                                                                 --------         --------    --------      -------
                                                                                 --------         --------    --------      -------
Average common shares outstanding.........................................        24,279           23,965      24,129        23,959
                                                                                 --------         --------    --------      -------
                                                                                 --------         --------    --------      -------
Diluted earnings per share................................................       $  0.03          $  0.14     $  0.22       $  0.37
                                                                                 --------         --------    --------      -------
                                                                                 --------         --------    --------      -------
Average common shares and
  common share equivalents outstanding....................................        25,982           25,261      25,692        25,074
                                                                                 --------         --------    --------      -------
                                                                                 --------         --------    --------      -------






     The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                            OMEGA PROTEIN CORPORATION
            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                (Dollars in thousands, except per share amounts)



                                                                                                Nine Months Ended
                                                                                                  September 30,
                                                                                         --------------------------------
                                                                                              2003               2002
                                                                                         --------------     -------------
                                                                                                   (in thousands)
Cash flows provided by operating activities:
    Net income............................................................               $    5,767         $    9,250
    Adjustments to reconcile net income to net cash provided by operating activities:
        Gain on disposal of assets, net...................................                    (137)                 (8)
        Provision for losses on receivables...............................                      38                 406
        Depreciation and amortization.....................................                  10,144               7,690
        Deferred income taxes.............................................                   2,661               5,167
        Changes in assets and liabilities:
            Receivables...................................................                  (7,925)             (6,574)
            Amounts due from majority owner...............................                    (103)                   -
            Inventories...................................................                  (8,125)             (7,703)
            Accounts payable and accrued liabilities......................                   1,718               7,323
            Other, net....................................................                  (2,610)             (1,575)
                                                                                         --------------    --------------
                 Total adjustments........................................                  (4,339)              4,726
                                                                                        --------------     --------------
                 Net cash provided by operating activities................                   1,428              13,976
                                                                                        --------------     --------------
Cash flows provided by (used in) investing activities:
     Proceeds from sale of assets, net....................................                     180                  23
    Capital expenditures..................................................                 (10,294)             (5,666)
                                                                                        --------------     --------------
                 Net cash used in investing activities....................                 (10,114)             (5,643)
                                                                                        --------------     --------------
Cash flows provided by (used in) financing activities:
    Principal payments of short and long-term debt obligations............                    (948)               (991)
    Proceeds from borrowing...............................................                      52                    -
    Proceeds from stock options exercised.................................                   1,139                    -
                                                                                        --------------     --------------
                 Net cash provided by (used in) financing activities......                     243                (991)
                                                                                        --------------     --------------
  Effect of exchange rate changes on cash and cash equivalents............                      21                    -
                                                                                        --------------     --------------
Net increase (decrease) in cash and cash equivalents......................                  (8,422)              7,342
Cash and cash equivalents at beginning of year............................                  33,450              21,813
                                                                                        --------------     --------------
         Cash and cash equivalents at end of period.......................              $   25,028         $    29,155
                                                                                        --------------     --------------
                                                                                        --------------     --------------



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

                            OMEGA PROTEIN CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)


NOTE 1.  Significant Accounting Policies
          Summary Of Operations And Basis Of Presentation

Business Description

     Omega Protein Corporation ("Omega" or the "Company") produces and markets a variety of products produced from menhaden (a herring-like species of fish found in commercial quantities in the U.S. coastal waters of the Atlantic Ocean and Gulf of Mexico), including regular grade and value-added specialty fish meals, crude and refined fish oils and regular and value-added fish solubles. The
Company's fish meal products are primarily used as a protein ingredient in animal feed for swine, cattle, aquaculture and household pets. Fish oil is utilized for animal and aquaculture feeds, industrial applications, as well as for additives to human food products. The Company's fish solubles are sold primarily to livestock feed manufacturers, aquaculture feed manufacturers and for use as an organic fertilizer.

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

     In the opinion of management the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of September 30, 2003, and the results of its operations and its cash flows for the nine-month periods ended September 30, 2003 and 2002. Operating results for the three and nine-month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

Consolidation

     The consolidated financial statements include the accounts of Omega and its wholly and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. We have reclassified certain amounts previously reported to conform with the presentation at September 30, 2003.

Revenue Recognition

     The Company recognizes revenue for the sale of its products when title and rewards of ownership to its products are transferred to the customer, which typically occurs upon shipment.

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

     The Company's inventory cost system considers all costs associated with an annual fish catch and its processing, both variable and fixed, including both costs incurred during the off-season and during the fishing season. The Company's costing system allocates cost to inventory quantities on a per unit basis as calculated by a formula that considers total estimated inventoriable costs for a fishing season (including off-season costs) to total estimated fish catch and the relative fair market value of the individual products produced. The Company adjusts the cost of sales, off-season costs and inventory balances at the end of each quarter based on revised estimates of total inventoriable costs and fish catch. The Company's lower of cost or market value analyses at year-end and at interim periods compare the total estimated per unit production cost of the Company's expected production to the projected per unit market prices of the products. The impairment analyses involve estimates of, among other things, future fish catches and related costs, and expected commodity prices for the fish products. These estimates, which management believes are reasonable and supportable, involve estimates of future activities and events which are inherently imprecise and from which actual results may differ materially.

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

                                                        Useful Lives
                                                           (years)
                                                        ------------
 Fishing vessels and fish processing plants................ 15-20
 Furniture and fixtures and other........................... 3-10


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

     In 2002, the Board of Directors authorized a plan to freeze the Company's pension plan in accordance with ERISA rules and regulations so that new employees, after July 31, 2002, will not be eligible to participate in the pension plan and further benefits will no longer accrue for existing participants. The freezing of the pension plan had the effect of vesting all existing participants in their pension benefits in the plan.

Comprehensive Income (Loss)

     SFAS No. 130, "Reporting Comprehensive Income," establishes a standard for reporting and displaying comprehensive income (loss) and its components within the financial statements. Comprehensive income (loss) includes charges and credits to equity that are not the result of transactions with shareholders. Comprehensive income (loss) is composed of two subsets - net income and other comprehensive income (loss). Included in other comprehensive income (loss) for the Company are minimum pension liability adjustments and foreign currency translations. These adjustments are accumulated within the Statement of Stockholders' Equity under the caption Accumulated Other Comprehensive Loss. As of September 30, 2003, accumulated other comprehensive (loss), net of taxes, as reflected in the Consolidated Statement of Stockholders' Equity, was $8,658,000.

Foreign Currency Translation

     For the Company's Mexican operations, the functional currency is the local currency. Assets and liabilities of those operations are translated into U.S. dollars using period-end exchange rates; income and expenses are translated using the average exchange rates for the reporting period. Translation adjustments are deferred in accumulated other comprehensive income (loss), a separate component of stockholders' equity.

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

     At September 30, 2003 and December 31, 2002, the Company had cash deposits concentrated primarily in one major bank. In addition, the Company had Certificates of Deposit and commercial quality grade A2P2 rated or better with companies and financial institutions. As a result of the foregoing, the Company believes that credit risk in such investments is minimal.

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

Recently Issued Accounting Standards

     In June 2001, the FASB issued SFAS No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations." SFAS 143 requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an asset retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The provisions of SFAS 143 were adopted by the Company in January 2003. The adoption of this statement did not have a material impact on the Company's financial position, results of operations or cash flows.

     In June 2002, the FASB issued SFAS No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. The requirements of SFAS 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 had no impact on the Company's financial condition, results of operations or cash flows.

     In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34." FIN 45 clarifies the requirements of FASB Statement No. 5, "Accounting for Contingencies" relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002; however, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor's year-end. The Company has determined that it is subject to the disclosure provisions of FIN 45 and has included the required disclosures in Note 10. The initial adoption of FIN 45 did not have a material impact on the Company's financial condition, results of operations or cash flows.

                            OMEGA PROTEIN CORPORATION
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
          (continued) (Dollars in thousands, except per share amounts)


     In January 2003, the FASB issued FIN No. 46 ("FIN 46"), "Consolidated of Variable Interest Entities." This standard clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", and addresses consolidation by business enterprises of variable interest entities (more commonly known as Special Purpose Entities or SPE's). FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among the parties involved. FIN 46 also enhances the disclosure requirements related to variable interest entities. This statement is effective for variable interest entities created or in which an enterprise obtains an interest after January 31, 2003. FIN 46 will be effective for the Company beginning December 15, 2003 for all interests in variable interest entities acquired before February 1, 2003. The adoption of FIN 46 is not expected to have a material impact on the Company's consolidated financial statements.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. In addition, all provisions of this statement should be applied prospectively. The provisions of this statement that relate to SFAS 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. The adoption of this statement is not expected to have a material impact on the Company's consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company is in the process of determining what impact, if any, the adoption of this statement will have upon its financial condition or results of operations.

Stock-Based Compensation

     The Company has a stock-based employee compensation plan, which is described in more detail in Note 11. The Company accounts for this plan under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and has adopted the disclosure-only provisions of SFAS No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123." No stock-based employee compensation cost is reflected in net earnings, because all options granted under this plan had an exercise price equal to or greater than the market value of the underlying common stock on the grant date.

                            OMEGA PROTEIN CORPORATION
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
          (continued) (Dollars in thousands, except per share amounts)

     The following table illustrates the pro forma effect on net earnings and net earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation using the Black-Scholes option pricing methodology.

                                                                                          Three Months               Nine Months
                                                                                              Ended                     Ended
                                                                                          September 30,             September 30,
                                                                                       --------------------     --------------------
                                                                                          (in thousands)            (in thousands)
                                                                                        2003         2002         2003         2002
                                                                                       -------      -------     -------      -------
Net earnings                                                                          $   740      $  3,600    $  5,767     $ 9,250
Total stock-based employee compensation
  determined under fair value-based method, net                                           (63)          (24)       (345)       (439)
                                                                                       -------      -------     -------      -------
Pro forma net earnings                                                                $   677      $  3,576    $  5,422     $ 8,811
                                                                                       -------      -------     -------      -------
                                                                                       -------      -------     -------      -------
Net earnings per common share:
        Basic - as reported                                                           $  0.03      $   0.15    $   0.24     $  0.39
                                                                                       -------      -------     -------      -------
                                                                                       -------      -------     -------      -------
        Basic - pro forma                                                             $  0.03      $   0.15    $   0.22     $  0.37
                                                                                       -------      -------     -------      -------
                                                                                       -------      -------     -------      -------
Net earnings per common share:
        Diluted - as reported                                                         $  0.03      $   0.14    $   0.22     $  0.37
                                                                                       -------      -------     -------      -------
                                                                                       -------      -------     -------      -------
        Diluted - pro forma                                                           $  0.03      $   0.14    $   0.21     $  0.35
                                                                                       -------      -------     -------      -------
                                                                                       -------      -------     -------      -------

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 2. Accounts Receivable

     Accounts receivable as of September 30, 2003 and December 31, 2002 are summarized as follows:

                                                                                            September 30,         December 31,
                                                                                                2003                  2002
                                                                                         ------------------     -----------------
                                                                                                       (in thousands)
                Trade.....................................................               $        17,752        $      11,853
                Insurance.................................................                         2,550                  755
                Employee..................................................                            72                   45
                Income tax................................................                           818                  650
                Other.....................................................                           291                  255
                                                                                         ------------------     -----------------
                Total accounts receivable ................................                        21,483               13,558
                Less: allowance for doubtful accounts.....................                          (552)                (529)
                                                                                         ------------------     -----------------
                Receivables, net..........................................              $         20,931        $      13,029
                                                                                         ------------------     -----------------
                                                                                         ------------------     -----------------

                            OMEGA PROTEIN CORPORATION
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
          (continued) (Dollars in thousands, except per share amounts)



Note 3. Inventory

     The major classes of inventory as of September 30, 2003 and December 31, 2002 are summarized as follows:

                                                                                            September 30,         December 31,
                                                                                                2003                  2002
                                                                                         ------------------    -----------------
                                                                                                      (in thousands)
                Fish meal.................................................               $        32,292       $       21,564
                Fish oil..................................................                        11,007                9,583
                Fish solubles.............................................                           857                  843
                Off season cost...........................................                         1,681                5,464
                Other materials & supplies................................                         4,227                4,485
                                                                                         ------------------    -----------------
                Total inventory...........................................               $        50,064       $       41,939
                                                                                         ------------------    -----------------
                                                                                         ------------------    -----------------


     Inventory at September 30, 2003 and December 31, 2002 is stated at the lower of cost or market. The elements of cost include plant and vessel related labor, utilities, rent, repairs and depreciation.

Note 4. Other Assets

     Other assets as of September 30, 2003 and December 31, 2002 are summarized as follows:

                                                                                             September 30,         December 31,
                                                                                                 2003                  2002
                                                                                         ------------------    -----------------
                                                                                                       (in thousands)
Fishing nets..............................................................               $         1,184       $          1,216
Insurance receivable......................................................                         3,171                  4,341
Title XI loan origination fee.............................................                           283                    275
Note receivable...........................................................                           378                    409
Deposits..................................................................                           131                    131
                                                                                         ------------------    -----------------
Total other assets........................................................               $         5,147       $          6,372
Less:  allowance for doubtful accounts....................................                        (1,808)                (1,793)
                                                                                         ------------------    -----------------
Other assets, net.........................................................               $         3,339       $          4,579
                                                                                         ------------------    -----------------
                                                                                         ------------------    -----------------

     Amortization expense for fishing nets amounted to approximately $681,000 and $552,000 for the nine months ended September 30, 2003 and September 30, 2002, respectively.

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

Note 5. Property and Equipment

     Property and equipment at September 30, 2003 and December 31, 2002 are summarized as follows:

                                                                                          September 30,          December 31,
                                                                                              2003                   2002
                                                                                       ------------------     -----------------
                                                                                                      (in thousands)
                Land......................................................             $         6,261        $        6,261
                Plant assets..............................................                      72,910                72,444
                Fishing vessels...........................................                      77,836                75,153
                Furniture and fixtures....................................                       1,820                 1,825
                Construction in progress..................................                      10,294                 3,292
                                                                                       ------------------    ------------------
                Total property and equipment..............................                     169,121               158,975
                Less: accumulated depreciation and impairment.............                     (85,344)              (78,262)
                                                                                       ------------------    ------------------
                Property and equipment, net...............................             $        83,777        $       80,713
                                                                                       ------------------    ------------------
                                                                                       ------------------    ------------------


     Depreciation expense for the nine months ended September 30, 2003 and September 30, 2002 was $7.2 million and $5.9 million, respectively.

Note 6. Notes Payable and Long-Term Debt

     At September 30, 2003 and December 31, 2002, the Company's long-term debt consisted of the following:


                                                                                            September 30,      December 31,
                                                                                                2003               2002
                                                                                          ---------------    ---------------
                                                                                                     (in thousands)
U.S. government guaranteed obligations (Title XI loan) collateralized by a first lien on certain vessels and certain plant assets:
     Amounts due in installments through 2016, interest from 6.6% to 7.6%.......          $       13,659     $      14,531
     Amounts due in installments through 2014, interest at Eurodollar rates of
       1.6% and 2.3% at September 30, 2003 and December 31, 2002,
       respectively, plus 4.5%..................................................                     874               933
 Other debt at 6.3% to 8.0% at September 30, 2003 and December 31, 2002,
       respectively.............................................................                      80                45
                                                                                          ---------------   ---------------
Total debt......................................................................                  14,613            15,509
               Less current maturities..........................................                  (1,351)           (1,270)
                                                                                          ---------------   ---------------
Long-term debt..................................................................          $       13,262     $      14,239
                                                                                          ---------------   ---------------
                                                                                          ---------------   ---------------



     At September 30, 2003 and December 31, 2002, the estimated fair value of debt obligations approximated book value.

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



     On October 1, 2003, pursuant to the Title XI program, the United States Department of Commerce approved the fiscal 2003 financing application made by the Company in the amount of $5.3 million. The Company expects to close the $5.3 million Title XI loan during the fourth quarter of fiscal 2003.

     On December 20, 2000 the Company entered into a three-year $20 million revolving credit agreement with Bank of America, N.A. (the "Credit Facility"). Borrowings under this facility may be used for working capital and capital expenditures. On May 19, 2003, the Company amended the existing Credit Facility and among other things, these amendments extended the maturity until December 20, 2006, deleted certain existing financial covenants and added certain affirmative covenants such as, a Leverage Ratio covenant not to exceed 3.0 to 1 at any time and a Fixed Charge Coverage Ratio covenant not to be less than 1.0 to 1 as of the end of each month, measured for the twelve-month period then ended. The Company shall only be required to comply with the financial covenants from and after the last day of any month in which the Credit Facility's availability is less than $3,000,000 on any date, or the Credit Facility's availability averages less than $6,000,000 for any calendar month. A commitment fee of 50 basis points per annum is payable on the unused portion of the Credit Facility. If at any time the Company's loan outstanding under the Credit Facility is $5,000,000 or greater, the commitment fee shall be 25 basis points per annum. Applicable interest is payable at alternative rates of LIBOR plus 2.25% or Prime plus 0%. Applicable interest shall be adjusted (up or down) prospectively on a quarterly basis as determined by the Company's Fixed Charge Coverage Ratio from LIBOR plus 2.25% to LIBOR plus 2.75% or at the Company's option Prime plus 0% to Prime plus 0.25% depending upon the Fixed Charge Coverage Ratio being greater than 2.5 times to less than or equal to 1.5 times. The Credit Facility is collateralized by all of the Company's trade receivables, inventory and equipment. In addition, the Credit Facility does not allow for the payment of cash dividends or stock repurchases and also limits capital expenditures and investments. The Company is in compliance with the Credit Facility covenants at September 30, 2003. As of September 30, 2003 the Company had no borrowings outstanding under the Credit Facility. At September 30, 2003 and December 31, 2002, the Company had outstanding letters of credit totaling approximately $2.6 million and $2.1 million, respectively, issued primarily in support of worker's compensation insurance programs.

Note 7. Accrued Liabilities

     Accrued liabilities as of September 30, 2003 and December 31, 2002 are summarized as follows:


                                                                                                September 30,         December 31,
                                                                                                    2003                  2002
                                                                                              ----------------      ---------------
                                                                                                          (in thousands)
                Salary and benefits.......................................                    $        9,199         $      6,242
                Insurance.................................................                             4,599                5,625
                Taxes, other than income tax..............................                             1,147                  443
                Trade creditors...........................................                             2,519                2,513
                Other.....................................................                                62                   57
                                                                                              ----------------      ---------------
                Total accrued liabilities.................................                    $       17,526         $     14,880
                                                                                              ----------------      ---------------
                                                                                              ----------------      ---------------


                            OMEGA PROTEIN CORPORATION
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
          (continued) (Dollars in thousands, except per share amounts)

Note 8. Comprehensive Income

      The components of comprehensive income are as follows:




                                                                                      Three Months Ended         Nine Months Ended
                                                                                          September 30,             September 30,
                                                                                     ---------------------      --------------------
                                                                                      2003           2002        2003          2002
                                                                                     -------       -------      -------      -------
                                                                                         (in thousands)            (in thousands)

Net income.....................................................................      $ 740         $3,600       $5,767       $9,250
Foreign translation adjustment, net of tax.....................................        (37)            -           (21)          -
Minimum pension liability adjustment, net of tax...............................          -             -             -          220
                                                                                     -------       -------      -------     --------
                                                                                     $ 703         $3,600       $5,746       $9,470
Total comprehensive income.....................................................      -------       -------      -------     --------
                                                                                     -------       -------      -------     --------




Note 9. Commitments and Contingencies

      Capital Commitments

     The Company has committed approximately $16 million to build a new 100 - metric ton per day fish oil processing facility at its Reedville, Virginia location. The commitments covered by this agreement aggregate approximately $6 million and $10 million for 2003 and 2004, respectively. As of September 30, 2003 the Company has incurred $2.8 million related to its Reedville processing facility.

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


      Tax Assessment

     The Company had been previously notified by representatives from the Vermillion and St. Mary Parish tax authorities in Louisiana of deficiencies in parish sales and use taxes for the Company's 1997 to 2000 tax years. In August 2003, the Company received assessments from the parish tax authorities, which claimed additional parish sales and use taxes including penalties and interest. The Company was able to settle the 1997 to 2000 tax assessment for $409,000. The provision that the Company had previously recorded in fiscal 2002 was adequate to cover these assessments.

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

     The Company's Articles of Incorporation and By-Laws generally require the Company to indemnify its directors and officers to the fullest extent permitted by Nevada law. The Company's Articles of Incorporation and By-Laws also require the Company to advance expenses to its directors and its officers to the fullest extent permitted by Nevada law upon receipt of an undertaking by or on behalf of such director or officer to repay such amount if it should be ultimately determined that they are not entitled to indemnification by the Company. The Company also has entered into indemnification agreements with all of its directors and certain of its officers which provides for the indemnification and

                            OMEGA PROTEIN CORPORATION
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
          (continued) (Dollars in thousands, except per share amounts)

     advancement of expenses by the Company. The Company also maintains director and officer liability insurance with respect to liabilities arising out of certain matters, including matters arising under the securities laws. This insurance is subject to limitations, conditions and deductibles set forth in the respective insurance policy.

     There is no pending litigation or proceeding involving any director or officer of the Company as to which indemnification is being sought, (other than the litigation described in Part II, Item 1. Legal Proceedings) nor is the Company aware of any threatened litigation that may result in claims for indemnification.

     As of September 30, 2003, the Company had $14.5 million in U.S. government guaranteed obligations (Title XI loan). The Company has provided security for the guarantee in the form of the Company's Promissory Notes to the United States of America, a Ship Mortgage, a Deed of Trust and a perfected Security Agreement collateralized by a first lien on certain vessels and certain plant assets of the Company at its Reedville, Virginia and Abbeville, Louisiana locations.

                            OMEGA PROTEIN CORPORATION
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
          (continued) (Dollars in thousands, except per share amounts)



     Note 11. Reconciliation of Basic and Diluted Per Share Data (in thousands except per share data)


                                                                                      Earnings         Shares           Per Share
                                                                                    (Numerator)     (Denominator)          Data
                                                                                    ------------    --------------     ------------
  Three Months Ended September 30, 2003
  Net earnings                                                                      $     740
                                                                                    ------------
                                                                                    ------------

Basic earnings per common share:
  Earnings available to common shareholders                                         $     740            24,279        $    0.03
                                                                                                                       ------------

Effect of dilutive securities:
  Stock options assumed exercised                                                          -              1,703
                                                                                    ------------    --------------

 Diluted earnings per common share:
  Earnings available to common shareholders plus
    stock options assumed exercised                                                 $     740            25,982        $   0.03
                                                                                    ------------    --------------     ------------
                                                                                    ------------    --------------     ------------




                                                                                       Earnings         Shares          Per Share
                                                                                     (Numerator)     (Denominator)         Data
                                                                                    -------------   ---------------    ------------
Three Months Ended September 30, 2002
Net Earnings                                                                        $   3,600
                                                                                    -------------
                                                                                    -------------
Basic earnings per common share:
  Earnings available to common shareholders                                         $   3,600            23,965        $   0.15
                                                                                                                       ------------

Effect of dilutive securities:
  Stock options assumed exercised                                                         -               1,296
                                                                                    -------------   ---------------

Diluted earnings per common share:
  Earnings available to common shareholders plus
     stock options assumed exercised                                                $  3,600             25,261        $   0.14
                                                                                    -------------   ---------------   -------------
                                                                                    -------------   ---------------   -------------


                            OMEGA PROTEIN CORPORATION
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
          (continued) (Dollars in thousands, except per share amounts)





                                                                                       Earnings         Shares         Per Share
                                                                                     (Numerator)     (Denominator)       Data
                                                                                    -------------   ---------------   -------------
Nine Months Ended September 30, 2003
Net earnings                                                                        $  5,767
                                                                                    -------------
                                                                                    -------------
Basic earnings per common share:
  Earnings available to common shareholders                                         $  5,767           24,129          $  0.24
                                                                                                                      -------------

Effect of dilutive securities:
  Stock options assumed exercised                                                        -              1,563
                                                                                    -------------   --------------

Diluted earnings per common share:
  Earnings available to common shareholders plus
    stock options assumed exercised                                                 $  5,767           25,692          $  0.22
                                                                                    -------------   --------------   --------------
                                                                                    -------------   --------------   --------------


                                                                                       Earnings        Shares          Per Share
                                                                                     (Numerator)    (Denominator)        Data
                                                                                    -------------  ---------------   --------------
Nine Months Ended September 30, 2002
Net Earnings                                                                        $  9,250
                                                                                    -------------
                                                                                    -------------

Basic earnings per common share:
  Earnings available to common shareholders                                         $  9,250          23,959          $  0.39
                                                                                                                    ---------------

Effect of dilutive securities:
  Stock options assumed exercised                                                        -             1,115
                                                                                    -------------   --------------

Diluted earnings per common share:
  Earnings available to common shareholders plus
     stock options assumed exercised                                                $  9,250          25,074          $  0.37
                                                                                    --------------  --------------  ---------------
                                                                                    --------------  --------------  ---------------


     Options to purchase 2,204,800 and 2,274,800 shares of common stock at prices ranging from $6.44 to $17.25 and $5.03 to $17.25 per share were outstanding during the three and nine months ended September 30, 2003, respectively, but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the shares during that period.

     Options to purchase 3,064,250 and 3,079,250 shares of common stock at prices ranging from $3.50 to $17.25 and were outstanding during the three and nine months ended September 30, 2002 respectively, but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the shares during that period.

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

     Omega is the largest U.S. producer of protein-rich meal and Omega-3 rich oil derived from marine sources. The Company's products are produced from menhaden (a herring-like fish found in commercial quantities), and include FAQ grade and value-added specialty fish meals, crude and refined fish oils and regular and value-added fish solubles. The Company's fish meal products are used as nutritional feed additives by animal feed manufacturers and by commercial livestock producers. The Company's crude fish oil is sold to food producers and aquaculture feed manufacturers in Europe and Asia and its refined fish oil products are used in food production and certain industrial applications. Fish solubles are sold as protein additives for animal feed and as fertilizers.

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

     The Company's harvesting season generally extends from May through December on the mid-Atlantic coast and from April through October on the Gulf coast. During the off-season and the first few months of each fishing season, the Company fills purchase orders from the inventory it has accumulated during the previous fishing season. Prices for the Company's products tend to be lower during the fishing season when product is more abundant than in the off-season. Throughout the entire year, prices are significantly influenced by supply and demand in world markets for competing products, particularly other globally produced fish meal, as well as soybean meal for its fish meal products and vegetable fats and oils for its fish oil products.

     During 1999 and continuing through 2000, world grain and oilseed markets were burdened by excess supplies relative to demand which, in turn, resulted in prices for most major commodities being sharply lower than in previous years. Correspondingly, the Company's product prices were adversely impacted during these periods, resulting in decreased gross margins. During 1999 and again during 2000, the Company determined that the costs of its fish meal and fish oil product inventories were in excess of those products' realization value by approximately $18.2 million and $18.1 million, respectively. This realization was due mainly to the continuing depressed market values of world protein markets and particularly, animal and oilseed oil markets. The average prices received for the Company's fish meal and fish oil products were approximately 28.1% and 48.2% lower, respectively, during 1999 as compared to 1998. Price decreases continued during 2000 and fish meal and fish oil prices were approximately 7.3% and 20%, respectively, lower than 1999 average prices. Also impacting 2000 and contributing to the write-down of inventories was the reduced crude fish oil production yields (approximately 38% lower yields compared to 1999) experienced during the majority of the 2000 fishing season in the Gulf of Mexico. These reduced yields were primarily a result of the reduced fat content in the fish, which was believed to be a result of poor nutritional conditions.

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

     At September 30, 2003, the Company determined that its 2003 estimated product inventory quantities would be less than its original estimates. Such reduced estimated inventory quantities results in higher cost inventories and correspondingly higher cost of sales, as well as less available product for sale. The estimated reduced inventories were due to lower Company fish catch brought about by adverse weather conditions along the Atlantic Coast and the Gulf of Mexico, combined with lower oil yields from the Gulf of Mexico fish. The impact of the higher cost inventories and fewer volumes available for sale will be carried forward which will adversely affect Company earnings in the fourth quarter of fiscal 2003 as well as the first and second quarters of fiscal 2004.

     Pricing for the Company's products has been volatile in the past several years and is attributable mainly to the international availability, or the perceived international availability, of fish meal and fish oil inventories. In an effort to reduce price volatility and to generate higher, more consistent profit margins, in fiscal 2000 the Company embarked on a quality control program designed to increase its capability of producing higher quality fish meal products and, in conjunction therewith, enhanced its sales efforts to penetrate premium product markets. Since 2000, the Company's sales volumes of specialty meal products have increased approximately 18%. Future volumetric growth in specialty meal sales will be dependant upon increased harvesting efforts. Additionally, the Company is attempting to introduce its refined fish oil into the food market. The Company has made sales, which to date have not been material, of its refined fish oil, trademarked OmegaPure(TM), to food
manufacturers   in  the  United   States  and  Canada  at  prices  that  provide
substantially improved margins over the margins that can be obtained from selling non-refined crude fish oil. The Company cannot estimate, however, the size of the actual domestic or international markets for OmegaPure(TM) or how long it may take to develop these markets.

     During 2002, the Company developed a business plan to expand its purchase and resale of other manufacturers' fish meal and fish oil products. In 2002, the Company engaged a full-time consultant to implement the Company's business plan which will focus initially on the purchase and resale of Mexican fish meal and fish oil. Revenues generated from these types of transactions represented less than 1% of total Company revenues during 2002. The Company expects that although operating margins from these activities will be less than the margins generated from the Company's base domestic production, its Mexican operations will provide it with a source of fish meal and oil to sell into other markets where the Company has not historically had a presence. Revenues generated from these activities for the nine months ended September 30, 2003 were approximately $2.5 million, with no contribution to net income. The Company believes that, with additional volumetric activity, these purchase and resale activities will become profitable.

     Historically, approximately 35% to 40% of Omega's FAQ fish meal was sold on a two-to-twelve-month forward contract basis. The balance of regular grade and other products was substantially sold on a spot basis through purchase orders. The Company undertook a similar forward sales program for its specialty grade meals and crude fish oil for 2002 and has continued this program for 2003. The Company's annual revenues are highly dependent on both annual fish catch and inventories and, in addition, inventory is generally carried over from one year to another year. The Company determines the level of inventory to be carried over based on prevailing market prices of the products and anticipated customer usage and demand during the off-season. Thus,production volume does not

                            OMEGA PROTEIN CORPORATION


     necessarily correlate with sales volume in the same year, and sales volumes will fluctuate from quarter to quarter. The Company's fish meal products have a useable life of approximately one year from date of production. Practically, however, the Company typically attempts to empty its warehouses of the previous season's products by the second or third month of the new fishing season. The Company's crude fish oil products do not lose efficacy unless exposed to oxygen, and therefore, their storage life typically is longer than that of fish meal.

     The following table sets forth the Company's revenues by product (in millions) and the approximate percentage of total revenues represented thereby, for the indicated periods:

                              Three Months Ended September 30,                          Nine Months Ended September 30,
                     ----------------------------------------------------    -----------------------------------------------------
                              2003                        2002                        2003                         2002
                     -----------------------     ------------------------    ------------------------     ------------------------
                     Revenues      Percent       Revenues       Percent      Revenues       Percent       Revenues      Percent
                     ----------    ---------     ----------     ---------    ----------    ----------     ---------     ----------
Regular Grade        $     7.2        22.4%      $     8.1         23.1%     $    16.0        19.0%       $    14.4        16.8%
Special Select            10.0        31.1            12.7         36.3           29.5        34.9             32.7        38.2
Sea-Lac                    2.9         9.0             4.3         12.3           11.0        13.0              9.1        10.6
Crude Oil                 10.7        33.2             8.0         22.9           23.6        27.9             24.1        28.1
Refined Oil                1.0         3.1             1.3          3.7            2.8         3.3              3.2         3.7
Fish Solubles              0.4         1.2             0.6          1.7            1.6         1.9              2.2         2.6
                      ----------    ---------     ----------     ---------    ----------    ----------     ---------     ----------
Total                $    32.2       100.0%      $    35.0        100.0%     $    84.5       100.0%       $    85.7       100.0%
                      ----------    ---------     ----------     ---------    ----------    ----------     ---------     ----------
                      ----------    ---------     ----------     ---------    ----------    ----------     ---------     ----------

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

     Under a program offered through National Marine Fisheries Services ("NMFS") pursuant to Title XI, the Company has secured loans through lenders with terms generally ranging between 12 and 20 years at interest rates between 6% and 8% per annum which are enhanced with a government guaranty to the lender for up to 80% of the financing. The Company's current Title XI borrowings are secured by liens on 17 fishing vessels and mortgages on the Company's Reedville, Virginia and Abbeville, Louisiana plants. In 1996, Title XI borrowing was modified to permit use of proceeds from borrowings obtained through this program for shoreside construction. The Company used the entire $20.6 million amount originally authorized under the program. Loans are now available under similar terms pursuant to the Title XI program without intervening lenders. The Company borrowed $1.9 million under this new program during 2001, and has not borrowed under the program in 2002 or the nine months ended September 30, 2003. Under the current Title XI Loan program, the United States Department of Commerce has approved the financing application made by the Company in the amount of $5.3 million. The Company expects to close on the $5.3 million loan in the fourth quarter of 2003.

     The Company announced in April, 2003, that it had committed to build a new 100-metric ton per day fish oil processing facility at its Reedville, Virginia location. Construction on the project began in June 2003, with projected completion in the summer of 2004 and will cost approximately $16 million. The
Company currently anticipates that it will fund the project through its available cash balances.

     Omega had an unrestricted cash balance of $25.0 million at September 30, 2003, down $8.4 million from December 31, 2002. This decrease was due primarily to decreases in operating cash flows and increases in capital expenditures. The Company's liquidity is greatly influenced by the selling prices received for its products. Should the Company experience decreased pricing in the future, as it experienced in 1999 and 2000, liquidity would decline and the Company would possibly have to utilize its working capital credit facility. The Company's long-term debt at September 30, 2003 and December 31, 2002 was $13.3 million and $14.2 million, respectively. Current maturities attributable to the Company's long-term debt was $1.4 and $1.3 million at September 30, 2003 and December 31, 2002, respectively. The Company did not utilize its working capital credit facility during the first nine months of 2003 and fiscal year 2002 other than for $2.6 million and $2.1 million in standby letters of credit outstanding as of September 30, 2003 and December 31, 2002, respectively. As of September 30, 2003, the Company had $20 million available under its working capital credit facility. The Company has no off-balance sheet arrangements other than normal operating leases and standby letters of credit.

                            OMEGA PROTEIN CORPORATION


     The following tables aggregate information about the Company's contractual cash obligations and other commercial commitments (in thousands) as of September 30, 2003:



                                                                             Payments Due by Period
                                                ----------------------------------------------------------------------------------
                                                                 Less than          1 to 3           4 to 5            After 5
Contractual Cash Obligations                      Total            1 year            years            years             years
--------------------------------------------    -----------     -------------     -------------    -------------     -------------
Long Term Debt                                  $ 14,613        $   1,351         $  2,948         $  3,317          $  6,997
Operating Leases                                   1,417              454              529              196               238
Minimum Pension Liability                         10,645               --               --               --            10,645
                                                -----------     -------------     -------------    -------------     -------------
Total Contractual Cash Obligations              $ 26,675        $   1,805         $  3,477         $  3,513          $ 17,880
                                                -----------     -------------     -------------    -------------     -------------
                                                -----------     -------------     -------------    -------------     -------------

                                                                   Amount of Commitment Expiration Per Period
                                                ----------------------------------------------------------------------------------
                                                                 Less than           1 to 3           4 to 5           After 5
Other Commercial Commitments                      Total            1 year            years            years             years
--------------------------------------------    -----------     -------------     -------------    -------------     -------------
Credit Facility (1)                             $ 17,400        $      --         $     --         $     --          $     --
Standby Letters of Credit                          2,600            2,600               --               --                --
Construction Commitment (2)                       13,200           13,200               --               --                --
                                                -----------     -------------     -------------    -------------     -------------
Total Commercial Commitments                    $ 33,200        $  15,800         $     --         $     --          $     --
                                                -----------     -------------     -------------    -------------     -------------
                                                -----------     -------------     -------------    -------------     -------------



     (1) As of September 30, 2003, the Company had no outstanding borrowings outstanding under the $20.0 million Credit Facility.

     (2) The Company announced on April 15, 2003 that it had committed to build a new 100-metric ton per day fish oil processing facility at its Reedville, Virginia location. Construction on the project began in June 2003, with projected completion in summer of 2004 and will cost approximately $16 million. The Company currently anticipates that it will fund the project through its available cash balances. As of September 30, 2003 the Company has incurred $2.8 million related to its Reedville processing facility.


     Investing activities used $10.1 million and $5.6 million for the nine month periods ending September 30, 2003 and 2002, respectively. The Company's investing activities consisted mainly of capital expenditures for equipment purchases, replacements and vessel refurbishments. The Company anticipates making approximately $14 million of capital expenditures in 2003 (in addition to $16.0 million for the oil processing facility discussed above), a significant portion of which will be used to refurbish vessels and plant assets and to repair certain equipment.

     Financing activities provided $243,000 during the nine months the ended September 30, 2003 and used $991,000 to repay debt obligations during the nine month periods ended September 30, 2002. During the nine month period ended September 30, 2003, exercise of stock options provided proceeds of $1.1 million.

                            OMEGA PROTEIN CORPORATION

     On December 20, 2000 the Company entered into a three-year $20 million revolving credit agreement with Bank of America, N.A. (the "Credit Facility"). Borrowings under this facility may be used for working capital and capital expenditures. On May 19, 2003, the Company amended the existing Credit Facility and among other things, these amendments extended the maturity until December 20, 2006, deleted certain existing financial covenants and added certain affirmative covenants such as, a Leverage Ratio covenant not to exceed 3.0 to 1 at any time and a Fixed Charge Coverage Ratio covenant not to be less than 1.0 to 1 as of the end of each month, measured for the twelve-month period then ended. The Company shall only be required to comply with the financial covenants from and after the last day of any month in which the Credit Facility's availability is less than $3,000,000 on any date, or the Credit Facility's availability averages less than $6,000,000 for any calendar month. A commitment fee of 50 basis points per annum is payable on the unused portion of the Credit Facility. If at any time the Company's loan outstanding under the Credit Facility is $5,000,000 or greater, the commitment fee shall be 25 basis points per annum. Applicable interest is payable at alternative rates of LIBOR plus 2.25% or Prime plus 0%. Applicable interest shall be adjusted (up or down) prospectively on a quarterly basis as determined by the Company's Fixed Charge Coverage Ratio from LIBOR plus 2.25% to LIBOR plus 2.75% or at the Company's option Prime plus 0% to Prime plus 0.25% depending upon the Fixed Charge Coverage Ratio being greater than 2.5 times to less than or equal to 1.5 times. The Credit Facility is collateralized by all of the Company's trade receivables, inventory and equipment. In addition, the Credit Facility does not allow for the payment of cash dividends or stock repurchases and also limits capital expenditures and investments. The Company is in compliance with the Credit Facility covenants at September 30, 2003. As of September 30, 2003 the Company had no borrowings outstanding under the Credit Facility. At September 30, 2003 and December 31, 2002, the Company had outstanding letters of credit totaling approximately $2.6 million and $2.1 million, respectively, issued primarily in support of worker's compensation insurance programs.

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

                            OMEGA PROTEIN CORPORATION


     A general hardening of the world insurance markets in recent years has made the Company's insurance more costly in recent years and may to continue to do so as various lines of insurance come up for renewal in 2004. The Company has elected in some cases to increase its deductibles and self-retentions in order to achieve lower insurance premium costs. These higher deductibles and self-retentions will expose the Company to greater risk of loss if claims occur.

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

     The Company's inventory cost system considers all costs associated with an annual fish catch and its processing, both variable and fixed, including both costs incurred during the off-season and during the fishing season. The Company's costing system allocates cost to inventory quantities on a per unit basis as calculated by a formula that considers total estimated inventoriable costs for a fishing season (including off-season costs) to total estimated fish catch and the relative fair market value of the individual products produced. The Company adjusts the cost of sales, off-season costs and inventory balances at the end of each quarter based on revised estimates of total inventoriable costs and fish catch. The Company's lower of cost or market value analyses at year-end and at interim periods compare to total estimated per unit production cost of the Company's expected production to the projected per unit market prices of the products. The impairment analyses involve estimates of, among other things, future fish catches and related costs, and expected commodity prices for the fish products.

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

Results of Operations

     The following table sets forth as a percentage of revenues certain items of the Company's operations for each of the indicated periods.




                                                                                     Three Months Ended          Nine Months Ended
                                                                                        September 30,               September 30,
                                                                                   -----------------------     ---------------------
                                                                                     2003           2002         2003         2002
                                                                                   ---------     ---------     ---------    --------
Revenues....................................                                        100.0%         100.0%        100.0%      100.0%
Cost of sales...............................                                         88.8           77.9          80.8        75.3
                                                                                   ---------     ---------     ---------    --------
Gross profit................................                                         11.2           22.1          19.2        24.7
Selling, general and administrative expense.                                          6.9            5.8           7.9         7.3
                                                                                   ---------     ---------     ---------    --------
Operating income............................                                          4.3           16.3          11.3        17.4
Interest expense, net.......................                                         (0.6)          (0.5)         (0.6)       (0.6)
Other expense, net..........................                                            -           (0.2)            -        (0.1)
                                                                                   ---------     ---------     ---------    --------
Income before income taxes..................                                          3.7           15.6          10.7        16.7
Provision for income taxes..................                                          1.4            5.4           3.8         5.9
                                                                                   ---------     ---------     ---------    --------
Net income..................................                                          2.3           10.2           6.9        10.8
                                                                                   ---------     ---------     ---------    --------
                                                                                   ---------     ---------     ---------    --------

                            OMEGA PROTEIN CORPORATION


     Interim Results for the Third Quarters ended September 30, 2003 and September 30, 2002

     Revenues. For the quarter ended September 30, 2003, revenues decreased $2.8 million from $35.0 million in the quarter ended September 30, 2002 to $32.2 million. Prices for the Company's fish meal increased 8.2%, while fish oil prices decreased 4.4% during the third quarter. The Company attributes the higher fish meal prices to lower available world supplies of fish meal. The revenue decrease was primarily due to lower sales volumes of 29.9% for the Company's fish meal and lower fish oil prices. The Company's Mexican fish meal and fish oil sales increased $455,000 or 49% for the third quarter. The lower fish meal volumes were primarily attributable to the Company's reduced fish catch, weakening demand in the swine markets and fewer export sales.

     Cost of Sales. Cost of sales, including depreciation and amortization, for the current quarter ended September 30, 2003 was $28.6 million, a 4.8% increase from $27.3 million for the quarter ended September 30, 2002. Cost of sales as a percentage of revenues increased 10.9% to 88.8% for the quarter ended September 30, 2003 as compared to the corresponding period in 2002. The increase in cost of sales as a percentage of revenues was primarily due to higher fiscal 2003 costs of production due to reduced fish catch, brought about by adverse weather conditions along the Atlantic Coast and Gulf of Mexico, combined with lower oil yields for the Gulf of Mexico fish.

     Gross Profit. Gross profit decreased 53.8% from a $7.8 million gross profit in the quarter ended September 30, 2002 to $3.6 million in the quarter ended September 30, 2003. The decrease in gross profit was primarily due to lower sales volumes and higher fiscal 2003 cost inventories.

     Selling, general and administrative expenses. Selling, general, and administrative expenses increased $203,000 from $2.0 million in the quarter ended September 30, 2002 to $2.2 million in the current quarter ended September 30, 2003. This increase was attributable primarily to increases in employee-related costs and expenses and increased marketing expenses.

     Operating income. As a result of the factors discussed above, the Company's operating income decreased $4.3 million, or 75.4% from an operating income of $5.7 million for the quarter ended September 30, 2002 to an operating income of $1.4 million for the quarter ended September 30, 2003. As a percentage of revenues, operating income decreased 12% for the current quarter ended September 30, 2003.

     Interest expense, net. Interest expense, net increased by $15,000 in the quarter ended September 30, 2003 as compared to the quarter ended September 30, 2002. The increase in interest expense, net was primarily due to a decrease in the average interest rate the Company earned on its investments during the quarter ended September 30, 2003 as compared to the quarter ended September 30, 2002.

     Other expense, net. Other expense, net decreased by $53,000 in the current quarter ended September 30, 2003 as compared to the quarter ended September 30, 2002. The decrease in other expense, net was primarily due to a gain on the disposal of a spotter aircraft.

     Provision for income taxes. The Company recorded a $436,000 provision for income taxes for the third quarter of 2003, representing an effective tax rate of 37.0% for income taxes. The provision for income taxes for the corresponding period in 2002 reflected an effective tax rate of 34.0%. The increased effective tax rate for 2003 is due to the Company not recognizing any extraterritorial income tax benefit due to Congressional discussions aimed towards eliminating the benefit. The Company believes its current year effective tax rate

                            OMEGA PROTEIN CORPORATION

     will be similar to last year if the tax law allows the Company to continue to utilize tax benefits similar to last year for the entire year. The Company believes that it is more probable than not that the recorded estimated deferred tax asset benefits and state operating loss carry-forwards will be realized. The statutory tax rate of 34% for U.S. federal taxes was in effect for the respective periods.


     Interim Results for the Nine Months ended September 30, 2003 and September 30, 2002

     Revenues. For the nine months ended September 30, 2003, revenues decreased $1.2 million or 1.4% from $85.7 million for the nine months ended September 30, 2002 to $84.5 million for the nine months ended September 30, 2003. The revenue decrease was primarily due to lower sales volumes of 11.0% and 7.2% for the Company's fish meal and fish oil, respectively. The Company's fish meal prices increased 8.8% while the Company's fish oil prices increased by 2.2% for the nine months ended September 30, 2003. The Company attributes the higher fish meal prices to lower available world supplies of fish meal. The lower sales volumes were primarily attributable to weakening demand in both the crude fish oil spot markets and fish meal spot markets and reduced fish catch due to adverse weather conditions along the Atlantic Coast and in the Gulf of Mexico during the third quarter.

     Cost of Sales. Cost of sales, including depreciation and amortization, for the nine months ended September 30, 2003 was $68.3 million, a $3.8 million or a 5.9% increase from $64.5 million for the comparable nine month period ending September 30, 2002. Cost of sales as a percentage of revenues was 80.8% and 75.3% for the nine months ended September 30, 2003 and September 30, 2002, respectively. The increase in cost of sales as a percentage of revenues was primarily due to higher fiscal 2003 cost of production due to reduced fish catch, brought about by adverse weather conditions along the Atlantic Coast and Gulf of Mexico, combined with lower oil yields for the Gulf of Mexico fish.

     Gross Profit. Gross profit margins decreased $5 million or 23.6% from a $21.2 million gross profit for the nine months ended September 30, 2002 to $16.2 million for the nine months ended September 30, 2003. The decrease in gross profit was primarily due to lower sales volumes and higher cost inventories carried forward from fiscal 2002.

     Selling, general, and administrative expenses. Selling, general, and administrative expenses increased $453,000 or 7.2% from $6.3 million for the nine months ended September 30, 2002 to $6.7 million for the nine months ended September 30, 2003. This increase was attributable to increases in employee-related costs and expenses and increased marketing expenses.

     Operating income. As a result of the factors discussed, the Company's operating income decreased $5.4 million or 36.2% from an operating income of $14.9 million for the nine months ended September 30, 2002 to $9.5 million for the nine months ended September 30, 2003. As a percentage of revenues, operating income decreased 6.1% for the nine months ended September 30, 2003.

     Interest expense, net. Interest expense, net increased by $23,000 for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. The increase in interest expense, net was primarily due to a decrease in the average interest rate the Company earned on its investments during the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002.

     Other expense, net. Other expense, net decreased by $119,000 for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. The decrease in other expense, net was primarily due to a gain on the disposal of an aircraft.

                            OMEGA PROTEIN CORPORATION


     Provision for income taxes. The Company recorded a $3.2 million provision for income taxes for the nine months ended September 30, 2003 representing an effective tax rate of 36.0% for income taxes. The increased effective tax rate for 2003 is due to the Company not recognizing any extraterritorial income tax benefit due to Congressional discussions aimed towards eliminating the benefit. The Company believes its current year effective tax rate will be similar to last year if the tax law allows the Company to continue to utilize tax benefits similar to last year for the entire year. The Company believes that it is more probable than not that the recorded estimated deferred tax asset benefits and state operating loss carry-forwards will be realized. The statutory tax rate of 34.0% for U.S. federal taxes was in effect for the respective periods.



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

     4. The impact of a violation by the Company of federal, state and local laws or regulations relating to menhaden fishing, environmental protection or the health and safety of its employees, or of the adoption of new laws or regulations at federal, state, local or foreign government levels that restrict or prohibit menhaden or purse-seine fishing, or that lower permissible levels of various contaminants or compounds which may be present in fish meals or fish

                            OMEGA PROTEIN CORPORATION


     oils to levels to which the Company cannot comply, or which make the Company's products more expensive to produce.

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

     Notwithstanding the foregoing, there can be no assurance that the Company's disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to disclose material information otherwise required to be set forth in the Company's periodic reports. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives.

     (b) Subsequent to the date of the evaluation, there were no significant changes in our internal controls or in other factors that could significantly affect the internal controls, including any corrective actions taken with regard to significant deficiencies and material weaknesses.

                            OMEGA PROTEIN CORPORATION



     PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings

     The Company and each of its directors were named as defendants in a lawsuit instituted on September 19, 2003 in the 280th District Court of Harris County, Texas by purported stockholder Joseph Chaput. The lawsuit was served on the Company on October 10, 2003. The plaintiff brought the action individually and as a putative class action on behalf of all Company stockholders. No class period has been identified and no monetary damages have been specified.

     The plaintiff claims that the Company directors and the Company breached their fiduciary duties to the Company's stockholders by not properly considering a $9.50 per share offer (the "Acquisition Proposal") sent to the Company by Ferrari Investments, an Argentine entity. The plaintiff seeks to direct the defendants to act in the interests of the Company's stockholders, including negotiating in good faith with Ferrari Investments, and seeks costs and attorneys' fees.

     Upon its receipt of the Acquisition Proposal, the Company had requested additional information from Ferrari Investments in order to assist the Company's Board of Directors in assessing the proposal, including financial statements, source of cash for the transaction, biographical information on principals, compliance with the Department of Homeland Security's requirements on U.S.
citizenship for ownership of fishing vessels in U.S. waters, and banking references.

     Ferrari Investments never responded to the Company's request with any answers that could be independently verified. As the Company disclosed in its September 5, 2003 press release, the Company was unable to obtain any information that supported the credibility of the Acquisition Proposal. The Board of Directors of the Company concluded that the Acquisition Proposal did not represent a credible proposal.

     The Company believes that the claims in the lawsuit are without merit and intends to vigorously defend the lawsuit.


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

     Exhibit No.     Description of Exhibit

     31.1  Rule 13a-14(a)/15(d)-14(a) Certification for Chief Executive Officer.

     31.2  Rule 13a-14(a)/15(d)-14(a) Certification for Chief Financial Officer.

     32    Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of
           2002.

(b)  Reports on Form 8-K:

     Form 8-K dated August 5, 2003 (reporting financial results for the second quarter of 2003)

     Form 8-K dated September 3, 2003 (reporting an unsolicited letter proposal for acquisition of the Company's outstanding shares received from Ferrari Investments)

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    OMEGA PROTEIN CORPORATION
                                          (Registrant)




October 30, 2003          By:     /s/ ROBERT W. STOCKTON
                                  (Executive Vice President,
                                       Chief Financial Officer)