Form 10-K
period 2003-12-31
OMEGA PROTEIN CORP
filed 2004-02-27
CIK 1053650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number: 001-14003

OMEGA PROTEIN CORPORATION

(Exact name of Registrant as specified in its charter)

State of Nevada	76-0562134
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1717 St. James Place, Suite 550
Houston, Texas	77056
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (713) 623-0060

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on Which registered
Common Stock, $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $29,451,000 as of June 30, 2003 (computed by reference to the quoted closing price of the registrant’s common stock on the New York Stock Exchange on June 30, 2003). Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. On February 20, 2004, there were outstanding 24,406,915 shares of the Company’s Common Stock, $0.01 par value.

Documents incorporated by reference: Portions of the registrant’s definitive proxy statement for its combined 2004 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2003, are incorporated by reference to the extent set forth in Part III.

Forward-looking statements in this Annual Report on Form 10-K, future filings by the Company with the Securities and Exchange Commission (the “Commission”), the Company’s press releases and oral statements by authorized officers of the Company are intended to be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the risks set forth under the caption “Significant Factors That May Affect Forward-Looking Statements” appearing in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Company believes that forward-looking statements made by it are based on reasonable expectations; however, no assurances can be given that actual results will not differ materially from those contained in such forward-looking statements. Forward-looking statements involve statements that are predictive in nature, which depend upon or refer to future events or conditions, or which include the words “estimate,” “project,” “anticipate,” “expect,” “predict,” “believe,” “could,” “hope,” “would,” “may” and similar expressions.

PART I

Item 1. and 2.    Business and Properties.

General

Omega Protein Corporation is the largest processor, marketer and distributor of fish meal and fish oil products in the United States. As used herein, the term “Omega” or the “Company” refers to Omega Protein Corporation or to Omega Protein Corporation and its consolidated subsidiaries, as applicable. The Company’s principal executive offices are at 1717 St. James Place, Suite 550, Houston, Texas 77056 (Telephone: (713) 623-0060).

The Company produces and sells a variety of protein and oil products derived from menhaden, a species of wild herring-like fish found along the Gulf of Mexico and Atlantic coasts. The fish is not genetically modified or genetically enhanced. The Company processes several grades of fish meal (regular or “FAQ” meal and specialty meals), as well as fish oil and fish solubles. The Company’s fish meal products are primarily used as a protein ingredient in animal feed for swine, cattle, aquaculture and household pets. Fish oil is utilized for animal and aquaculture feeds, industrial applications, and additives to human food products. The Company’s fish solubles are sold primarily to livestock feed manufacturers, aquaculture feed manufacturers and for use as an organic fertilizer. See “—Products – Fish Meal” and “—Fish Oil.”

All of the Company’s products contain healthy long-chain Omega-3 fatty acids. Omega-3 fatty acids are commonly referred to as “essential fatty acids” because the body does not produce them. Instead, essential fatty acids must be obtained from outside sources, such as food or special supplements. Long-chain Omega-3’s are also commonly referred to as a “good fat” for their health benefits, as opposed to the “bad fats” that create or aggravate health conditions through long-term consumption. Scientific research suggest that long-chain Omega-3’s as part of a balanced diet may provide significant benefits for health issues such as cardiovascular disease, inflammatory conditions and other ailments.

Under its patented production process, the Company produces OmegaPureTM , a taste-free, odorless refined fish oil that is the only marine source of long-chain Omega-3’s directly affirmed by the U.S. Food and Drug Administration (“FDA”) as a food ingredient which is Generally Recognized as Safe (“GRAS”). See “—Products – Refined Fish Oil – Food Grade Oils.”

The Company operates four menhaden processing plants: two in Louisiana, one in Mississippi and one in Virginia, as well as a fish oil processing facility also located in Virginia. The four plants have an aggregate annual processing capacity as of December 31, 2003 of 950,000 tons of fish. The Company is also currently constructing a new 100-metric ton per day fish oil processing facility in Reedville, Virginia that is expected to be completed in mid-2004 and will replace its existing oil processing facility. See “—Company Overview – Meal and Oil Processing Plants” and “—Food Grade Oil Processing Plant.”

The Company operates through three material subsidiaries: Omega Protein, Inc., Omega Shipyard, Inc. and Omega Protein Mexico, S. de R.L. de C.V. (“Omega Mexico”). Omega Protein, Inc. is the Company’s principal operating subsidiary for its menhaden processing business and is the successor to a business conducted since 1913. Omega Shipyard, Inc. owns a drydock facility in Moss Point, Mississippi, which is used to provide shoreside maintenance for the Company’s fishing fleet and, subject to outside demand and excess capacity, third-party vessels. Revenues from shipyard work for third-party vessels in 2003 were not material. Omega Mexico is a new subsidiary formed in 2002 for the Company’s meal and oil sales and purchases in Mexico. The Company also has a number of other immaterial direct and indirect subsidiaries. Three former subsidiaries, Protein Operating Company, Protein USA Company and Protein Securities Company, were merged into Omega Protein, Inc. in 2003.

Until April 1998, the Company, including its predecessors, was a wholly-owned subsidiary of Zapata Corporation (“Zapata”). In April 1998, the Company completed an initial public offering of its common stock. Zapata currently owns approximately 59% of the Company’s outstanding common stock.

Available Information

The Company files annual, quarterly and current reports and other information with the Securities and Exchange Commission (“SEC”). The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed under the Securities and Exchange Act of 1934 (“Exchange Act”), as well as Section 16 filings by officers and directors, are available free of charge at the Company’s website at www.omegaproteininc.com or www.sec.gov and are posted as soon as reasonably practicable after they are filed with the SEC. The Company will provide a copy of these documents to stockholders upon request. The Company’s website is not incorporated by reference in this report.

In addition, the public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

The Company’s Corporate Governance Guidelines, Code of Business Conduct and Ethics, Code of Ethics for Financial Professionals, as well as the Charters for the Board’s Audit Committee, Compensation Committee and Scientific Committee, are available at the Company’s website. These Guidelines, Codes and Charters are not incorporated by reference in this report. The Company will provide a copy of these documents to stockholders upon request.

Geographic Information

The Company operates within one industry segment, menhaden fishing, for the production and sale of fish meal, fish solubles and fish oil. Export sales of fish oil and fish meal were approximately $46 million, $44 million and $35.7 million in 2003, 2002 and 2001, respectively. Such sales were made primarily to European and Asian markets. In 2003, 2002 and 2001, sales to one customer were approximately $10.8 million, $10.5 million and $7.9 million, respectively. This customer differed from year to year.

The following table shows the geographical distribution of revenues (in thousands) based on location of customers:

	Years Ended December 31,
	2003		2002		2001
	Revenues	Percent	Revenues	Percent	Revenues	Percent
U.S.	$71,877	61.0%	$73,050	62.4%	$63,063	63.9%
Europe	13,098	11.1	6,517	5.6	15,438	15.6
Asia	9,103	7.7	13,336	11.4	8,651	8.8
Canada	7,697	6.5	12,898	11.0	4,741	4.8
South & Central America	6,331	5.4	6,155	5.3	3,356	3.4
Mexico	5,985	5.0	2,586	2.2	1,924	1.9
Other	3,835	3.3	2,466	2.1	1,579	1.6

Total	$117,926	100.0%	$117,008	100.0%	$98,752	100.0%

Company Overview

Omega is the nation’s largest producer of protein rich fish meal and fish oil. The Company’s products are produced from menhaden (a herring-like fish found in commercial quantities), and includes regular grade and value-added specialty fish meals, crude and refined fish oils and fish solubles.

Fishing.    During 2003, the Company owned a fleet of 66 fishing vessels and 31 spotter aircraft for use in its fishing operations and also leased additional aircraft where necessary to facilitate operations. During the 2003 fishing season in the Gulf of Mexico, which runs from mid-April through October, the Company operated 30 fishing vessels and 27 spotter aircraft. The fishing area in the Gulf is generally located along the Gulf Coast, with a concentration off the Louisiana and Mississippi coasts. The fishing season along the Atlantic coast begins in early May and usually extends into December. The Company operated 10 fishing vessels and 7 spotter aircraft along the Mid-Atlantic coast, concentrated primarily in and around Virginia and North Carolina. The remaining fleet of fishing vessels and spotter aircraft are not routinely operated during the fishing season and are back-up to the active fleet, used for other transportation purposes or may be in the process of refurbishment in the Company’s shipyard. Subsequent to the 1999 fishing season, the Company embarked on a program of cost-cutting measures which included, among other items, utilization of carry vessels and a reduction in the number of fishing vessels and spotter planes deployed. Since 1999, the deployment of fishing vessels and spotter planes has been reduced by 13 vessels and 8 planes.

Menhaden usually school in large, tight clusters and are commonly found in warm, shallow waters. Spotter aircraft locate the schools and direct the fishing vessels to them. The principal fishing vessels transport two 40-foot purse boats, each carrying several fishermen and one end of a 1,500-foot net. The purse boats encircle the school and capture the fish in the net. The fish are then pumped from the net into refrigerated holds of the fishing vessel or onto a carry vessel, and then are unloaded at the Company’s processing plants.

Meal and Oil Processing Plants.    During 2003, the Company operated four processing plants, two in Louisiana, one in Mississippi and one in Virginia, where the menhaden are processed into three general products types: fish meal, fish oil and fish solubles. As of December 31, 2003, the Company’s four active processing plants had an aggregate annual capacity to process approximately 950,000 tons of fish. The Company’s processing plants are located in coastal areas near the Company’s fishing fleet. Annual volume processed varies depending upon menhaden catch and demand. Each plant maintains a dedicated dock to unload fish, fish processing equipment and storage capacity.

The fish are unloaded from the fishing vessels into storage boxes and then conveyed into steam cookers. The fish are then passed through presses to remove most of the oil and water. The solid portions of the fish are dried and ground into fish meal. The liquid that is produced in the cooking and pressing operations contains oil, water, dissolved protein and some fish solids. This liquid is decanted to remove the solids and is put through a centrifugal oil and water separation process. The separated fish oil is a finished product called crude oil. The separated water and protein mixture is further processed through evaporators to recover the soluble protein, which can be sold as a finished product or added to the solid portions of the fish for processing into fish meal.

Food-Grade Oil Processing Plant.    In April 2003, the Company commenced building a new 100-metric ton per day fish oil processing facility at its Reedville, Virginia plant. The project is expected to be completed by mid-2004. The food-grade facility will include state-of-the-art processing equipment and controls that will allow the Company to refine, bleach, winterize and deodorize its menhaden fish oil and results in refined oil and will more than triple the Company’s existing refined fish oil production capacity. The new facility will provide the Company with automated packaging and refrigerated on-site storage capacity. The new complex also will have a new fully equipped lipids laboratory which will enhance the development of Omega-3 oils and food products. Overall, the Company expects to invest approximately $16 million in the new facility. The Company’s existing oil processing facility in Reedville will continue in operation until the new facility is operational.

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

Special Select™. Special Select™ is a premium grade low temperature processed fish meal. The quality control guidelines are very stringent, producing a higher protein level and higher digestibility and a lower total volatile nitrogen (“TVN”) and histamine count. These guidelines require that only the freshest fish and the most gentle drying process be used. Special Select™ is targeted for monogastrics, including baby pigs, turkey poults, mink, shrimp and trout.

SeaLac™.    SeaLac™ is similar to Special Select™ in its freshness (low TVN) and gentle drying (high digestibility). During the processing however, the Company removes most of the soluble protein. This step allows the amount of rumen undegradable protein to be maximized while still maintaining excellent digestibility. This product is made specifically for dairy and beef cattle, sheep, goats and other ruminants requiring bypass protein.

FAQ Meal.    FAQ (Fair Average Quality) Meal, the Company’s commodity grade fish meal, guarantees a protein content of at least 60%. This product typically is used in protein blends for poultry, catfish, pets and other animals.

Fish Oil.    The Company produces crude unrefined fish oil, refined fish oil and food grade oils.

Unrefined Fish Oil.    Unrefined fish oil (also referred to as crude fish oil) is the Company’s basic fish oil product. This grade of fish oil has not undergone any portion of the refining process. The Company’s markets for crude fish oil have changed over the past decade. In the early 1990’s, the Company’s main crude fish oil market, which accounted for greater than 90% of the Company’s production, was utilized by manufacturers of hydrogenated oils for human consumption such as margarine and shortening. In 2003, the Company estimates that approximately 60% of its crude fish oil was sold as a feed ingredient to the aquaculture industry. The growth of the worldwide aquaculture industry has resulted in increasing demand for fish oils in order to improve feed efficiency, survivability and health of farm-raised fish species.

Refined Fish Oil.    The Company’s refined fish oils come in three basic grades and also includes crude fish oils of special quality or that may require custom packaging or special additives.

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

SeaCideTM.    One new product that the Company has developed from refined fish oil is SeaCideTM . SeaCideTM is a unique blend of refined menhaden oil, cottonseed oil and an organic emulsifier developed for use against target pests and diseases that occur in a variety of field crops, orchards, vineyards and greenhouse operations. SeaCideTM is an all natural organic alternative to chemical insecticides and fungicides, is less phytotoxic than petroleum based oils, is compatible with most fertilizers, and is versatile enough for use on virtually any crop.

Food Grade Oils.    The Company has developed a patented process to fully refine menhaden oil to remove flavor, odor, and pro-oxidants and offer a naturally high long-chain Omega-3 content. The Company’s main product in this grade is OmegaPureTM. Food applications for OmegaPureTM are designed to deliver a stable, odorless, flavorless source of Omega-3 fatty acids to enhance human nutrition. These applications include mainstream consumer foods, medical care foods and dietary supplements. OmegaPureTM also is kosher-certified and organic.

Omega-3 fatty acids exist in two forms: long-chain and short-chain. Short-chain Omega-3’s (or alpha-linolenic acid (“ALA”)), are generally found in canola oil, soy beans and flaxseed, and generally require five to ten times as much concentration to approach the same benefit levels as long-chain Omega-3’s. Long-chain Omega-3 fatty acids are generally found in marine sources and consist of two main types: eicosapentaenoic acid (“EPA”) and docosahexaenic acid (“DHA”). EPA is a fatty acid that generally reduces inflammatory responses and has been linked to the alleviation of symptoms from asthma, arthritis, psoriasis and other inflammatory conditions. DHA is a major structural fatty acid in the brain and the eye’s retina. DHA is important for proper brain and eye development in infants and has been shown to support cardiovascular health in adults.

Various scientific studies have linked consumption of Omega-3 fatty acids to a number of nutritional and health benefits, such as heart health, treatment of arthritis and other inflammatory diseases, improving brain and eye function and treatment of depression. For example, in November 2002, the American Heart Association (“AHA”) issued a Scientific Statement entitled “Fish Consumption, Fish Oil, Omega-3 Fatty Acids, and Cardiovascular Disease.” The Scientific Statement outlines the findings of a comprehensive report that examined the cardiovascular health benefit of Omega-3 fatty acids from fish sources, specifically DHA and EPA. The report concluded that consumption of such Omega-3 fatty acids, either through diet or supplements, reduces the incidence of cardiovascular disease. The statement refers to studies that have indicated the following to be associated with the intake of Omega-3 fatty acids: decreased risk of sudden death and arrhythmia, decreased thrombosis (blood clot), decreased triglyceride levels, decreased growth of atherosclerotic plaque, improved arterial health and lower blood pressure. The Scientific Statement concludes that Omega-3 fatty acids have been shown in epidemiological and clinical trials to reduce the incidence of heart disease.

Menhaden oil currently is the only marine source of long-chain Omega-3’s directly affirmed by the FDA as a Generally Recognized As Safe (or “GRAS”) food ingredient for direct human consumption. The FDA has approved menhaden oil use in 17 different food categories such as margarine, salad dressings, condiments, yogurt, ice cream, cheese, prepared meats, sauces, soups, crackers, cookies, cereals and bakery products. In February 2002, the FDA posted for public comment a proposed regulation that would add additional food categories to the list already approved for the inclusion of rich menhaden oil. In January 2004, the FDA published a tentative final rule for public comment which would increase to 30 the number of food categories approved for inclusion of menhaden oil, subject to the condition that menhaden oil is not used in combination with other oils that are a significant source of EPA and DHA.

Several additional developments have occurred over the last year that the Company believes could also benefit its sales efforts for OmegaPureTM.

•	In May 2003, the White House Office of Management and Budget requested that the U.S. Department of Agriculture (“USDA”) and the Department of Health and Human Services further incorporate the large body of recent public health evidence linking food consumption patterns to health and disease as the USDA’s Dietary Guidelines for Americans is revised for its scheduled 2005 release and to update the USDA’s Food Guide Pyramid, which was introduced in 1992. The letter stated that “Both epidemiologic and clinical studies find that an increase in consumption of Omega-3 fatty acids results in reduced deaths due to Coronary Heart Disease (“CHD”). The recent revision of the American Heart Association’s (AHA’s) dietary guidelines recognizes this evidence by recommending consuming fish, which is high in Omega-3 fatty acids, at least twice weekly to reduce the risk of CHD. In addition, the AHA recommends the inclusion of oils and other food sources high in Omega-3 fatty acids.”

•	In July 2003, a U.S. Senate committee report stated that “learning disabilities and behavioral disorders have been linked to low serum levels of Omega-3 fatty acids. Therefore, particular attention should be paid to developing food choices that are high in Omega-3 fatty acids.”

•	The Company was successful in working with a large supplier of school meals to make available OmegaPure™ fortified foods in 38 school districts in south Texas starting in February 2004. The Company hopes to expand the availability of these and additional OmegaPure™ fortified products into other school systems in other states.

Industrial Grade Oils.    Industrial grade menhaden oil is refined and processed to enhance the unique fatty acid range, making it desirable for a number of drying and lubricating applications including coolant transfer, chemical raw material, drying and rustproofing paints, drilling fluids and leather treatment chemicals.

Fish Solubles.    Fish solubles are a liquid protein product used as an additive in fish meal and are also marketed as an independent product to animal feed formulators and the fertilizer industry. The Company’s soluble-based products are:

Neptune™ Fish Concentrate.    This aqua grade liquid protein is composed of low molecular weight, water-soluble compounds such as free amino acids, peptides and nucleotides that are attractants for a variety of aquaculture feeds. The product is utilized in both shrimp and finfish diets to improve attractability and thus consumption and conversion. Neptune™ Fish Concentrate also can be added directly to grow-out ponds as a fertilizer to help feed plankton and other natural food sources.

OmegaGrow™.    OmegaGrow™ is a liquid soil or foliar-applied fertilizer for plant nutrition. OmegaGrow™ is approved for organic uses by the Organic Materials Review Institute (“OMRI”). OmegaGrow™ is a free-flowing product that has been filtered through an 80-mesh screen and can be applied by sprayers or through irrigation systems.

OmegaGrow Plus™.    OmegaGrow Plus™ is a liquid foliar-applied fertilizer for plant nutrition that also helps to control insect and fungus problems. This product has additional oil content of 25% to 30% which is greater than the 7% to 10% oil content typically found in OmegaGrowTM. These higher levels are detrimental to soft-bodied insects, as well as fungal diseases in citrus and vegetable crops. OmegaGrow Plus™ can be used as a replacement for petroleum-based oil sprays.

Distribution System.    The Company’s distribution system of warehouses, tank storage facilities, vessel loading facilities, trucks, barges and railcars allows the Company to service customers throughout the United States and also foreign locations. The Company owns and leases warehouses and tank storage space for storage of its products, generally at terminals along the Mississippi River and Tennessee River. See”—Properties.” The Company generally contracts with third-party trucking, vessel, barge and railcar companies to transport its products to and from warehouses and tank storage facilities and directly to its customers.

Historically, approximately 35% to 40% of Omega’s FAQ grade fish meal was sold on a two-to-twelve-month forward contract basis. The balance of FAQ grade fish meal and other products was substantially sold on a spot basis through purchase orders. In 2002, the Company began a similar forward sales program for its specialty grade meals and crude fish oil due to increasing demand for these products. During 2003, approximately 50% of its specialty meals and crude fish oil had been sold on a forward contract basis. The Company’s annual revenues are highly dependent on both annual fish catch and inventories and, in addition, inventory is generally carried over from one year to the next year. The Company determines the level of inventory to be carried over based on prevailing market prices of the products, and sales volumes that will fluctuate from quarter to quarter and year to year. The Company’s fish meal products have a useable life of approximately one year from date of production; however, the Company typically attempts to empty its warehouses of the previous season’s meal products by the second or third month of the new fishing season. The Company’s crude fish oil products do not lose efficacy unless exposed to oxygen and, therefore, their storage life typically is longer than that of fish meal.

Customers and Marketing.    Most of the Company’s marine protein products are sold directly to about 400 customers by the Company’s marketing department, while a smaller amount is sold through independent sales agents. Product inventory was $30.2 million as of December 31, 2003 versus $32 million on December 31, 2002.

The Company’s fish meal is sold primarily to domestic feed producers for utilization as a high-protein ingredient for the swine, aquaculture, dairy and pet food industries. Fish oil sales primarily involve export markets where the fish oil is used for aquaculture feeds and is refined for use as a hydrogenated edible oil.

The Company’s products are sold both in the U.S. and internationally. International sales consist mainly of fish oil sales to Norway, Canada, China, Chile and Mexico. The Company’s sales in these foreign markets are denominated in U.S. dollars and not directly affected by currency fluctuations. Such sales could be adversely affected by changes in demand resulting from fluctuations in currency exchange rates.

A number of countries in which the Company currently sells products impose various tariffs and duties, none of which have a significant impact on the Company’s foreign sales. Certain of these duties are being reduced annually for certain countries under the North American Free Trade Agreement and the Uruguay Round Agreement of the General Agreement on Tariffs and Trade. In all cases, the Company’s products are shipped to its customers either by FOB shipping point or CIF terms, and therefore, the customer is responsible for any tariffs, duties or other levies imposed on the Company’s products sold into these markets.

During the off season, the Company fills purchase orders from the inventory it has accumulated during the fishing season. Prices for the Company’s products tend to be lower during the fishing season when product is more abundant than in the off season. Throughout the entire year, prices are often significantly influenced by supply and demand in world markets for competing products, primarily other global sources of fish meal and oil, and also soybean meal for its fish meal products, and vegetable oils for its fish oil products when used as an alternative to vegetable oils.

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

Purchases and Sales of Third-Party Meal and Oils.    Omega has from time to time purchased fish meal and fish oil from other domestic and international manufacturers. Omega has generally resold those products to international customers. These purchase and resale transactions have been ancillary to the Company’s base manufacturing and sales business and revenues resulting from these activities have historically not been material.

During 2002, the Company developed a business plan to expand its purchase and resale of other manufacturers’ fish meal and fish oil products and engaged a full-time consultant to implement the Company’s business plan which focused initially on the purchase and resale of Mexican fish meal and fish oil. In 2002, revenues generated from these types of transactions represented less than 1% of total Company revenues. During 2003, the Company’s fish catch and resultant product inventories were reduced, primarily due to adverse weather conditions. The Company supplemented its inventories and subsequent sales by purchasing other fish meal products (primarily Panamanian and Mexican fish meal and U.S menhaden oil). Although operating margins from these activities are less than the margins typically generated from the Company’s base domestic production, these operations provide the Company with a source of fish meal and oil to sell into other markets where the Company has not historically had a presence. During 2003, the Company purchased products totaling approximately 12,500 tons, or approximately 5% of total volume sales.

Insurance.    The Company maintains insurance against physical loss and damage to its assets, coverage against liabilities to third parties it may incur in the course of its operations, as well as workers’ compensation, United States Longshoremen’s and Harbor Workers’ Compensation Act and Jones Act coverage. Assets are insured at replacement cost, market value or assessed earning power. The Company’s limits for liability coverage are statutory or $50 million. The $50 million limit is comprised of several excess liability policies, which are subject to deductibles, underlying limits and exclusions. The Company believes its insurance coverage to be in such form, against such risks, for such amounts and subject to such deductibles and self-retentions as are prudent and normal for its operations. The Company does not carry insurance against terrorist attacks, or against business interruption, in large part because of the high costs of such insurance. A general hardening of the world insurance markets in recent years has made the Company’s insurance more costly and is likely to continue to increase the Company’s cost of insurance. The Company has elected to increase its deductibles and self-retentions in order to achieve lower insurance premium costs. These higher deductibles and self-retentions will expose the Company to greater risk of loss if claims occur.

Competition.    The marine protein and oil business is subject to significant competition from producers of vegetable and other animal protein products and oil products such as Archer Daniels Midland and Cargill. In addition, but to a lesser extent, the Company competes with smaller domestic privately-owned menhaden fishing companies and international marine protein and oil producers, including Scandinavian herring processors and South American anchovy and sardine processors. Many of these competitors have greater financial resources and more extensive operations than the Company.

Omega competes on price, quality and performance characteristics of its products, such as protein level and amino acid profile in the case of fish meal. The principal competition for the Company’s fish meal and fish solubles is from other global production of marine proteins as well as other protein sources such as soybean meal and other vegetable or animal protein products. The Company believes, however, that these other non-marine sources are not complete substitutes because fish meal offers nutritional values not contained in such other sources. Other globally produced fish oils provide the primary market competition for the Company’s fish oil, as well as soybean and palm oil, from time to time.

Fish meal prices have historically borne a relationship to prevailing soybean meal prices, while prices for fish oil are generally influenced by prices for vegetable fats and oils, such as soybean and palm oils. Thus, the prices for the Company’s products are established by worldwide supply and demand relationships over which the Company has no control and tend to fluctuate significantly over the course of a year and from year to year.

Regulation.    The Company’s operations are subject to federal, state and local laws and regulations relating to the locations and periods in which fishing may be conducted as well as environmental and safety matters. At the state and local level, certain state and local government agencies have either enacted legislation and to prohibit, restrict or regulate menhaden fishing within their jurisdictional waters. In January 2002, the State of New Jersey enacted legislation which extended an existing 1.2 mile no-fishing zone for menhaden an additional 1.8 miles offshore. Omega historically has caught an immaterial amount of its fish catch in the newly closed area and believes that this restriction will have no material effect on the Company’s operations or financial results. Omega remains able to conduct its fishing operations off the New Jersey coast outside this new three-mile limit.

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

The Company’s operations are subject to federal, state and local laws and regulations relating to the protection of the environment, including the federal Clean Water Act, which imposes strict controls against the discharge of pollutants in reportable quantities, and along with the Oil Pollution Act, imposes substantial liability for the costs of oil removal, remediation and damages. The Company’s operations also are subject to the federal Clean Air Act, as amended; the federal Comprehensive Environmental Response, Compensation, and Liability Act, which imposes liability, without regard to fault, on certain classes of persons that contributed to the release of any “hazardous substances” into the environment; and the federal Occupational Safety and Health Act (“OSHA”). The implementation of continuing safety and environmental regulations from these authorities could result in additional requirements and procedures for the Company and it is possible that the costs of these requirements and procedures could be material.

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

The Company has made, and anticipates that it will make in the future, expenditures in the ordinary course of its business in connection with environmental matters. Such expenditures have not been material in the past and are not expected to be material in the future. However, there is no assurance that environmental laws and regulations enacted in the future will not require material expenditures or otherwise adversely affect the Company’s operations.

The Company continually monitors regulations which affect fish meal and fish oil in the United States and in those foreign jurisdictions where its sells its products. In some cases, particularly in Europe, regulators have mandated various environmental contaminant levels which, on occasion, certain of the Company’s products do not meet. In those instances, the Company has either negotiated a lower price with the customer for that product lot or has sold the product lot in another market where the regulatory standards are met. To date, such regulations have not had a material adverse effect on the Company’s business, but it is possible they may do so in the future. In that event, the Company would likely install contaminant cleaning technology which would involve undetermined amounts of capital expenditures and possibly higher costs to produce the Company’s product.

The Company’s harvesting operations are subject to the Shipping Act of 1916 and the regulations promulgated thereunder by the Department of Transportation, Maritime Administration which require, among other things, that the Company be incorporated under the laws of the U.S. or a state, the Company’s chief executive officer be a U.S. citizen, no more of the Company’s directors be non-citizens than a minority of the number necessary to constitute a quorum and at least 75% of the Company’s outstanding capital stock (including a majority of the Company’s voting capital stock) be owned by U.S. citizens. If the Company fails to observe any of these requirements, it will not be eligible to conduct its harvesting activities in U.S. jurisdictional waters. Such a loss of eligibility would have a material adverse effect on the Company’s business, results of operations and financial condition.

To protect against such loss of eligibility, the Company’s Articles of Incorporation (i) contain provisions limiting the aggregate percentage ownership by non-citizens of each class of the Company’s capital stock to no more than 25% of the outstanding shares of each such class (the “Permitted Percentage”) so that any purported transfer to non-citizens of shares in excess of the Permitted Percentage will be ineffective as against the Company for all purposes (including for purposes of voting, dividends and any other distribution, upon liquidation or otherwise), (ii) provide for a dual stock certificate system to determine such ownership pursuant to which certificates representing shares of Company Common Stock bear legends that designate such certificates as either “citizen” or “non-citizen” depending on the citizenship of the owner, and (iii) permit the Company’s Board of Directors to make such determinations as may reasonably be necessary to ascertain such ownership and implement restrictive limitations on those shares that exceed the Permitted Percentage (the “Excess Shares”). For example, the Company’s Board is authorized, among other things, to redeem for cash (upon written notice) any Excess Shares in order to reduce the aggregate ownership by non-citizens to the Permitted Percentage.

The Company believes that during the past five years it has substantially complied with all material statutes and regulations applicable to its operations, the failure to comply with which would have had a material adverse impact on its operations.

Employees

At December 31, 2003, during the Company’s off-season, the Company employed approximately 450 persons. At August 31, 2003, during the peak of the Company’s 2003 fishing season, the Company employed approximately 950 persons. Approximately 140 employees at the Company’s Virginia facility are represented by an affiliate of the United Food and Commercial Workers Union. During the past five years Omega has not experienced any strike or work stoppage which has had a material impact on its operations. The Company considers its employee relations to be generally satisfactory.

Executive Officers of the Registrant

The names, ages and current offices of the executive officers of the Company are set forth below. Also indicated is the date when each such person commenced serving as an executive officer of the Company.

Name and Age	Office	Date Became Executive Officer
Joseph L. von Rosenberg III (45)	Chief Executive Officer, President and Director	July 1997
Robert W. Stockton (53)	Executive Vice President, Chief Financial Officer	July 1997
John D. Held (41)	Senior Vice President, General Counsel and Secretary	January 2002
Michael E. Wilson (53)	Vice President—Marine Operations and President of Omega Shipyard, Inc.	July 1998
Thomas R. Wittmann (54)	Vice President—Operations	October 2002
Kenneth Robichau (51)	Vice President—Tax and Director of Internal Audit	September 2002
J. Scott Herbert (38)	Vice President—Agriproducts	September 2002
Albert A. Riley (55)	Vice President—Refined Oils	September 2002
Clark A. Haner (47)	Vice President—Administration and Controller	September 1997

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

John D. Held has served as the Company’s General Counsel since March 2000, as Vice President of the Company from April 2002 to September 2002, and as Senior Vice President and Secretary since September 2002. Mr. Held also served as a consultant to the Company from December 1999 to February 2000. From March 1996 until October 1999, Mr. Held was Senior Vice President, General Counsel and Secretary of American Residential Services, Inc., a then publicly traded residential and commercial heating, air conditioning, plumbing and electrical services company. Prior thereto, Mr. Held practiced law with a large firm in Houston, Texas.

Michael E. Wilson has served as President of the Company’s wholly-owned subsidiary, Omega Shipyard, Inc., since June 1997. Since July 1998, he has also served as the Company’s Vice President—Marine Operations and prior thereto, served as the Company’s Coordinator of Marine Engineering & Maintenance. Mr. Wilson joined the Company in 1985 and served in various operating capacities until 1996.

Thomas R. Wittmann has served as Vice President—Operations since October 2002. Prior thereto, Mr. Wittmann served as the General Manager of the Company’s Abbeville, Louisiana facility since 1997 and served in various other Company positions since 1985.

Kenneth Robichau has served as Vice President—Tax since September 1998 (in a part-time capacity until September 2002) and as Director of Internal Audit since September 2002. From March 1998 until September 1998, Mr. Robichau also worked in a part-time capacity as a tax consultant for the Company. Prior to March 1998, Mr. Robichau served as Vice President—Tax and Treasurer of Zapata.

J. Scott Herbert has served as Vice President—Agriproducts of the Company since September 2002. Prior thereto, Mr. Herbert served as Vice President—Feed Ingredient Marketing of the Company’s principal subsidiary, Omega Protein, Inc., since March 1998, and as Director of Fish Meal Sales and in various other sales capacities with the Company since 1992.

Albert A. Riley has served as Vice President—Refined Oils of the Company since September 2002. Prior thereto, Mr. Riley served as Vice President—Refined Oils of the Company’s principal subsidiary, Omega Protein, Inc., since May 2000 and as Business Development Manager—Industrial Oils of Omega Protein, Inc., from September 1999 to April 2000. From July 1999 to September 1999, Mr. Riley served as a consultant to the Company. Prior thereto, Mr. Riley was a financial planner with Lincoln Financial.

Clark A. Haner has served as Vice President—Administration and Controller of the Company since December 1999. From September 1997 to December 1999, Mr. Haner served as the Company’s Controller and Assistant Treasurer and prior thereto, served as the Company’s Accounting Manager. Mr. Haner joined the Company in September 1995.

Properties

The Company’s material properties are described below. The Company believes its facilities are adequate and suitable for its current level of operations.

Plants. The Company owns its plants in Reedville, Virginia, Moss Point, Mississippi and Abbeville, Louisiana (except for a small leased portion of the Abbeville facility), as well as its Morgan City, Louisiana property which was formerly operated as a plant. The Company leases from unaffiliated third parties the real estate on which its Cameron, Louisiana plant is located. The Cameron plant lease provides for a 10 year term ending on June 30, 2012 (with one 10-year renewal option) and annual rent of $64,000.

Warehouse and Storage. The Company owns, as well as leases from unaffiliated third parties, warehouses and tank space for storage of its products, generally at terminals located along the Mississippi River and Tennessee River. The Company’s material storage facilities are located at:

Location	Approximate Fish Meal and Fish Oil Capacity	Owned/Lease
Reedville, Virginia	29,950 short tons	Owned
Abbeville, Louisiana	14,500 short tons	Owned
Moss Point, Mississippi	10,900 short tons	Owned
Morgan City, Louisiana	10,000 short tons	Owned
St. Louis, Missouri	10,000 short tons	Owned
Avondale, Louisiana	25,000 metric tons	Leased
Cameron, Louisiana	13,900 short tons	Leased
East Dubuque, Illinois	11,000 short tons	Leased
Guntersville, Alabama	10,000 short tons	Leased
Norfolk, Virginia	2,500 metric tons	Leased

Shipyard. The Company owns a 49.4 acre shipyard facility in Moss Point, Mississippi which includes two dry docks, each with a capacity of 1,300 tons. The shipyard is used for routine maintenance and vessel refurbishment on its fishing vessels and for shoreside maintenance services to third-party vessels if excess capacity exists.

Administrative and Executive Offices. The Company leases office space from unaffiliated third parties in Hammond, Louisiana for its administrative offices and in Houston, Texas for its executive offices.

Item 3.    Legal Proceedings.

The Company is defending various claims and litigation arising from operations which arise in the ordinary course of the Company’s business. In the opinion of management, any losses resulting from these matters will not have a material adverse affect on the Company’s results of operations, cash flows or financial position.

The Company and each of its directors were named as defendants in a lawsuit instituted in September 2003 in a Texas state court by purported stockholder Joseph Chaput. The lawsuit alleged that the defendants breached their fiduciary duties to the Company’s stockholders by not properly considering an acquisition offer sent in August 2003 by Ferrari Investments and requested injunctive relief. In December 2003, the plaintiff dismissed the lawsuit voluntarily with no cost to the Company or its directors.

Item 4.    Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of Omega’s stockholders during the fourth quarter of 2003.

PART II

Item 5.    Market for the Registrant’s Common Equity and Related Stockholder Matters.

Omega’s common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “OME”. The high and low sales prices for the common stock, as reported in the consolidated transactions reporting system, as well as the amounts per share of dividends declared during 2003 and 2002, for each quarterly period, are shown in the following table.

	Dec. 31, 2003	Sep. 30, 2003	Jun. 30, 2003	Mar. 31, 2003	Dec. 31, 2002	Sep. 30, 2002	Jun. 30, 2002	Mar. 31, 2002
High sales price	$8.09	$7.08	$5.82	$5.75	$4.45	$4.90	$4.80	$3.94
Low sales price	4.92	5.16	4.55	3.76	3.75	3.79	3.03	2.60
Dividends	—	—	—	—	—	—	—	—

On February 20, 2004, the closing price of Omega’s common stock, as reported by the NYSE, was $8.05 per share. As of February 20, 2004, there were approximately 43 holders of record of Omega’s common stock. This number does not include any beneficial owners for whom shares may be held in a “nominee” or “street” name.

Omega has never declared any dividends since it became a public company in April 1998. Omega intends to retain earnings, if any, and does not anticipate declaring or paying dividends on its common stock in the foreseeable future. Any future determination as to payment of dividends will be made at the discretion of the Board of Directors of Omega and will depend upon the Company’s operating results, financial condition, capital requirements, general business conditions and such other factors that the Board of Directors deems relevant. In addition, the payment of cash dividends is not permitted by the terms of the Company’s revolving credit agreement with Bank of America, N.A. (the “Credit Facility”). See “Item 7—Management’s Discussion and Analysis of Financial Conditional and Results of Operations—Liquidity and Capital Resources.”

The following table sets forth information as of December 31, 2003, with respect to compensation plans under which equity securities of the Company are authorized for issuance:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (in thousands)	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (in thousands)
Equity compensation plans approved by security holders	5,134	$6.62	550
Equity compensation plans not approved by security holders	—	—	—

Total	5,134	$6.62	550

The Company’s 2000 Long-Term Incentive Plan (“Plan”) provides for the issuance of up to an aggregate of 4.2 million shares of common stock under the Plan. The Plan also provides for the automatic increase (but not decrease) in the maximum number of shares of common stock available for issuance to 25% of the number of share outstanding on the last day of each calendar quarter (commencing on June 30, 2000). The increase in the maximum aggregate number of shares under the Plan cannot exceed 15 million.

The Company did not repurchase any of its common stock in 2003.

Item 6.    Selected Financial Data.

The following table sets forth certain selected historical consolidated financial information for the periods presented and should be read in conjunction with the Consolidated Financial Statements of the Company included in Item 8 of this Report and the related notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of the Report.

	Years Ended December 31,
	2003	2002	2001	2000		1999
	(in thousands, except per share amounts)
INCOME STATEMENT DATA:
Revenues	$117,926	$117,008	$98,752	$84,042		$93,636
Operating income (loss)	9,414	18,663	5,661	(25,541	)(3)	(23,273	)(1,2)
Net income (loss)	5,798	12,169	3,885	(16,744)		(14,756)
Per share income (loss) basic	0.24	0.51	0.16	(0.70)		(0.62)
Per share income (loss) diluted	0.22	0.48	0.16	(0.70)		(0.62)
CASH FLOW DATA:
Capital expenditures	14,930	7,765	1,921	6,977		15,145
BALANCE SHEET DATA (end of period):
Working capital	$80,937	$71,851	$54,216	$40,254		$63,724
Property and equipment, net	85,231	80,713	82,030	88,872		90,368
Total assets	186,168	179,027	165,227	160,484		176,148
Current maturities of long-term debt	1,566	1,270	1,296	1,227		1,146
Long-term debt	17,605	14,239	15,510	14,827		16,069
Stockholders’ equity	145,217	135,036	127,445	127,477		144,172

(1)	During the quarters ended September 30, 1999 and December 31, 1999, the Company recorded inventory write-downs of $14.5 million and $3.7 million, respectively, for market declines in the inventory values of the Company’s fish meal and fish oil.

(2)	Includes a pre-tax charge of $2.3 million during the quarter ended December 31, 1999, for the write-down of certain impaired Morgan City, Louisiana plant in-line processing assets.

(3)	During the quarters ended September 30, 2000 and December 31, 2000, the Company recorded inventory write-downs of $13.7 million and $4.4 million, respectively, for market declines in the inventory values of the Company’s fish meal and fish oil.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of the Company’s financial condition and results of operations. This discussion should be read in conjunction with the Consolidated Financial Statements of the Company appearing under Item 8 herein.

Certain amounts applicable to the prior periods have been reclassified to conform to the classifications currently followed. Such reclassifications do not affect earnings or stockholders’ equity.

General

Business.    Omega is the largest U.S. producer of protein-rich meal and oil derived from marine sources. The Company’s products are produced from menhaden (a herring-like fish found in commercial quantities), and include FAQ grade and value-added specialty fish meals, crude and refined fish oils and regular and value-added fish solubles. The Company’s fish meal products are used as nutritional feed additives by animal feed manufacturers and by commercial livestock producers. The Company’s crude fish oil is sold to food producers and feed manufacturers and its refined fish oil products are used in food production and certain industrial applications. Fish solubles are sold as protein additives for animal feed and as fertilizers.

The Company’s harvesting season generally extends from May through December on the mid-Atlantic coast and from April through October on the Gulf coast. During the off season and the first few months of each fishing season, the Company fills purchase orders from the inventory it has accumulated during the previous fishing season. Prices for the Company’s products tend to be lower during the fishing season when product is more abundant than in the off season. Throughout the entire year, prices are significantly influenced by supply and demand in world markets for competing products, particularly other globally produced fish meal and fish oil as well as other animal proteins and soybean meal for its fish meal products and vegetable fats and oils for its fish oil products when used as an alternative to vegetable fats and oils.

The fish catch is processed into FAQ grade fish meal, specialty fish meals, fish oils and fish solubles at the Company’s four operating plants located in Virginia, Mississippi and Louisiana. The Company utilized 40 fishing vessels and 34 spotter craft in the harvesting operations during 2003. Menhaden are harvested offshore the U.S. mid-Atlantic and Gulf of Mexico coasts. In 2000, the Company converted several of its fishing vessels to “carry vessels” which do not engage in active fishing but instead carry fish from the Company’s offshore fishing vessels to its plants. Utilization of carry vessels increases the amount of time that certain of the Company’s fishing vessels remain offshore fishing productive waters and therefore increases the Company’s fish catch per vessel employed. The carry vessels have reduced crews and crew expenses and incur less maintenance cost then the actual fishing vessels.

Harvesting and Production.    The following table summarizes the Company’s harvesting and production for the indicated periods:

	Years Ended December 31,
	2003	2002	2001
Fish catch (tons) (1)	543,404	607,221	627,623
Production (tons):
Fish meal
Regular grade	40,795	34,661	57,833
Special Select	73,098	96,657	74,905
Sea-Lac	29,308	25,483	24,144
Oil
Crude	53,813	68,616	91,127
Refined	5,616	6,232	4,418
Solubles	5,821	10,323	11,094

Total Production	208,451	241,972	263,521

(1)	Fish catch has been converted to tons using the National Marine Fisheries Service (“NMFS”) fish catch conversion ratio of 670 pounds per 1,000 fish.

During 2003, the Company experienced a poor fish catch (approximately 11% below expectations and a similar reduction from 2002), combined with poor oil yields. The reduced fish catch was primarily attributable to adverse weather conditions and the poor oil yields due to the reduced fat content of the fish. As a result of the poor fish catch and reduced yields, the Company experienced significantly higher per unit product costs (approximately 15% increase) during 2003 compared to 2002. The impact of higher cost inventories and fewer volumes available for sale will be carried forward and will adversely affect the Company’s earnings through the first and second quarter of 2004.

Markets.    During 1999 and continuing through 2000, world grain and oilseed markets were burdened by excess supplies relative to demand which, in turn, resulted in prices for most major commodities being sharply lower than in previous years. Correspondingly, the Company’s product prices were adversely impacted during these periods, resulting in decreased gross margins. During 1999 and again during 2000, the Company determined that the costs of its fish meal and fish oil product inventories were in excess of those products’

realization value by approximately $18.2 million and $18.1 million, respectively. This realization was due mainly to the continuing depressed market values of world protein markets and particularly, animal and oilseed oil markets. The average prices received for the Company’s fish meal and fish oil products were approximately 28.1% and 48.2% lower, respectively, during 1999 as compared to 1998. Price decreases continued during 2000 and fish meal and fish oil prices were approximately 7.3% and 20%, respectively, lower than 1999 average prices. Also impacting 2000 and contributing to the write-down of inventories was the reduced crude fish oil production yields (approximately 38% lower yields compared to 1999) experienced during the majority of the 2000 fishing season in the Gulf of Mexico. These reduced yields were primarily a result of the reduced fat content in the fish.

The depressed pricing conditions of years 1999 and 2000 continued into the early months of 2001 before making significant improvements late in 2001 and continuing throughout 2002 and 2003. These price increases were the result of diminished global fish meal and fish oil inventories as opposed to a weaker world demand for other competing products. Management believes that it is possible that these price increases have reached a plateau and stabilized at this time. Future product price volatility will depend upon the perceived international availability of fish meal and fish oil inventories. Accordingly, gross profit margins may vary in the future.

Pricing for the Company’s products has been volatile in the past several years and is attributable mainly to the international availability, or the perceived international availability, of fish meal and fish oil inventories. In an effort to reduce price volatility and to generate higher, more consistent profit margins, in fiscal 2000 the Company embarked on a quality control program designed to increase its capability of producing higher quality fish meal products and, in conjunction therewith, enhanced it sales efforts to penetrate premium product markets. Since 2000, the Company’s sales volumes of specialty meal products have increased approximately 17.5%. Future volumetric growth in specialty meal sales will be dependant upon increased harvesting efforts and market demand. Additionally, the Company is attempting to introduce its refined fish oil into the food market. The Company has made sales, which to date have not been material, of its refined fish oil, trademarked OmegaPureTM, to food manufacturers in the United States and Canada at prices that provide substantially improved margins over the margins that can be obtained from selling non-refined crude fish oil. The Company cannot estimate, however, the size of the actual domestic or international markets for Omega PureTM or how long it may take to develop these markets.

Historically, approximately 35% to 40% of Omega’s FAQ fish meal was sold on a two-to-twelve-month forward contract basis. The balance of regular grade and other products was substantially sold on a spot basis through purchase orders. The Company began a similar forward sales program for its specialty grade meals and crude fish oil for 2002 due to increasing demand for these products. During 2003, approximately 50% of its specialty meals and crude fish oil had been sold on a forward contract basis. The Company’s annual revenues are highly dependent on both annual fish catch and inventories and, in addition, inventory is generally carried over from one year to another year. The Company determines the level of inventory to be carried over based on prevailing market prices of the products and anticipated customer usage and demand during the off season. Thus, production volume does not necessarily correlate with sales volume in the same year and sales volumes will fluctuate from quarter to quarter. The Company’s fish meal products have a useable life of approximately one year from date of production. Practically, however, the Company typically attempts to empty its warehouses of the previous season’s products by the second or third month of the new fishing season. The Company’s crude fish oil products do not lose efficacy unless exposed to oxygen and therefore, their storage life typically is longer than that of fish meal.

The following table sets forth the Company’s revenues by product (in millions) and the approximate percentage of total revenues represented thereby, for the indicated periods:

	Years Ended December 31,
	2003		2002		2001
	Revenues	Percent	Revenues	Percent	Revenues	Percent
Regular Grade	$26.5	22.5%	$19.3	16.5%	$20.6	20.9%
Special Select	39.5	33.5	43.0	36.8	33.6	34.0
SeaLac	14.5	12.3	12.4	10.6	10.4	10.5
Crude Oil	31.5	26.7	35.5	30.3	28.4	28.7
Refined Oil	3.8	3.2	4.2	3.6	2.5	2.5
Fish Solubles	2.1	1.8	2.6	2.2	2.5	2.5
Nets and Other	—	—	—	—	0.8	0.9

Total	$117.9	100.0%	$117.0	100.0%	$98.8	100.0%

Liquidity and Capital Resources

The Company’s primary sources of liquidity and capital resources have been cash flows from operations, bank credit facilities and term loans from various lenders provided pursuant to the National Marine Fisheries Finance Program under Title XI of the Marine Act of 1936 (“Title XI”). These sources of cash flows have been used for capital expenditures and payment of long-term debt. The Company expects to finance future expenditures through internally generated cash flows and, if necessary, through funds available from the Credit Facility and/or Title XI facilities described below.

Under a program offered through National Marine Fisheries Services (“NMFS”) pursuant to Title XI, the Company has secured loans through lenders with terms generally ranging between 12 and 20 years at interest rates between 6% and 8% per annum which are enhanced with a government guaranty to the lender for up to 80% of the financing. The Company’s current Title XI borrowings are secured by liens on 17 fishing vessels and mortgages on the Company’s Reedville, Virginia and Abbeville, Louisiana plants. In 1996, Title XI borrowing was modified to permit use of proceeds from borrowings obtained through this program for shoreside construction. The Company used the entire $20.6 million amount originally authorized under the program. Loans are now available under similar terms pursuant to the Title XI program without intervening lenders. The Company borrowed $1.9 million under this new program during 2001 and closed an additional $5.3 million Title XI loan on December 30, 2003.

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

Omega had an unrestricted cash balance of $35.4 million at December 31, 2003, up $1.9 million from December 31, 2002. This increase was due primarily to operating profits as a result of increased selling prices for the Company’s products and the receipt of proceeds of the $5.3 million Title XI loan closed in December 2003. The Company’s liquidity is greatly influenced by the selling prices received for its products. Should the Company experience decreased pricing in the future, as it experienced in 1999 and 2000, liquidity would decline and the Company would possibly have to utilize its working capital credit facility. The Company’s long-term debt at December 31, 2003 and 2002 was $17.6 million and $14.2 million, respectively. Current maturities attributable to the Company’s long-term debt was $1.6 million at December 31, 2003 and $1.3 million at December 31, 2002, respectively. The Company did not utilize its working capital credit facility during 2003 and 2002 other than for $2.6 million and $2.1 million in standby letters of credit as of December 31, 2003 and 2002, respectively. As of December 31, 2003, the Company had $17.4 million available under its working capital credit facility. The Company has no off-balance sheet arrangements other than normal operating leases and standby letters of credit.

The following tables aggregate information about the Company’s contractual cash obligations and other commercial commitments (in thousands) as of December 31, 2003:

	Payments Due by Period
Contractual Cash Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years
Long Term Debt	$19,171	$1,566	$3,413	$3,825	$10,367
Operating Leases	1,375	501	446	194	234
Minimum Pension Liability	8,917	—	—	—	8,917

Total Contractual Cash Obligations	$29,463	$2,067	$3,859	$4,019	$19,518

	Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years
Credit Facility (1)	$17,401	$—	$—	$—	$—
Standby Letters of Credit	2,599	2,599	—	—	—
Construction Commitment (2)	9,300	9,300	—	—	—

Total Commercial Commitments	$29,300	$11,899	$—	$—	$—

(1)	As of December 31, 2003, the Company had no outstanding borrowings outstanding under the $20 million Credit Facility other than $2.6 million in stand-by letters of credit.

(2)	The Company announced on April 15, 2003 that it had committed to build a new 100-metric ton per day fish oil processing facility at its Reedville, Virginia location. Construction on the project began in June 2003, with projected completion in summer of 2004 and a projected cost of approximately $16 million. The Company currently anticipates that it will fund the project through its available cash balances. As of December 31, 2003 the Company had incurred $6.7 million related to its Reedville processing facility.

The Company’s investing activities in 2003, 2002 and 2001 consisted mainly of capital expenditures for equipment purchases, replacements and vessel refurbishments. The Company anticipates making approximately $18.4 million of capital expenditures in 2004, of which approximately $9.3 million will be dedicated to the new fish oil processing facility and the remainder will be used to refurbish vessels and plant assets and to repair certain equipment.

Due to $5.3 million in proceeds from Title XI and other borrowings and $1.2 million in proceeds from the exercise of stock options, net financial activities provided $4.8 million in 2003. In 2002, financial activities used $1.3 million. In 2001, financial activities provided $752,000 primarily due to proceeds from Title XI borrowings of $2 million.

On December 20, 2000, the Company entered into a three-year $20 million revolving credit agreement with Bank of America, N.A. (the “Credit Facility”). Borrowings under this facility may be used for working capital and capital expenditures. On May 19, 2003, the Company amended the existing Credit Facility and among other things, these amendments extended the maturity until December 20, 2006, deleted certain existing financial covenants and added certain affirmative covenants such as, a Leverage Ratio covenant not to exceed 3 to 1 at any time and a Fixed Charge Coverage Ratio covenant not to be less than 1 to 1 as of the end of each month, measured for the twelve-month period then ended. The Company is required to comply with the financial covenants from and after the last day of any month in which the Credit Facility’s availability is less than $3 million on any date, or the Credit Facility’s availability averages less than $6 million for any calendar month. A commitment fee of 50 basis points per annum is payable on the unused portion of the Credit Facility. If at any time the Company’s loan outstanding under the Credit Facility is $5 million or greater, the commitment fee on the unused portion shall be 25 basis points per annum. Applicable interest is payable at alternative rates of LIBOR plus 2.25% or Prime plus 0%. The applicable interest rate shall be adjusted (up or down) prospectively on a quarterly basis from LIBOR plus 2.25% to LIBOR plus 2.75% or at the Company’s option Prime plus 0% to Prime plus 0.25% depending upon the Fixed Charge Coverage Ratio being greater than 2.5 times to less than or equal to 1.5 times, respectively. The Credit Facility is collateralized by all of the Company’s trade receivables, inventory and equipment. In addition, the Credit Facility does not allow for the payment of cash dividends or stock repurchases and also limits capital expenditures and investments. The Company was in compliance with the Credit Facility covenants at December 31, 2003. As of December 31, 2003 the Company had no cash borrowings outstanding under the Credit Facility. At December 31, 2003 and December 31, 2002, the Company had outstanding letters of credit totaling approximately $2.6 million and $2.1 million, respectively, issued primarily in support of worker’s compensation insurance programs.

The Company’s principal raw material is menhaden, a species of fish that inhabits coastal and inland tidal waters in the United States. Menhaden are undesirable for direct human consumption due to their small size, prominent bones and high oil content. Certain state agencies impose resource depletion restrictions on menhaden pursuant to fisheries management legislation or regulations. To date, the Company has not experienced any material adverse impact on its fish catch or results of operations as a result of these restrictions.

The Company from time to time considers potential transactions including, but not limited to, enhancement of physical facilities to improve production capabilities and the acquisition of other businesses. Certain of the potential transactions reviewed by the Company would, if completed, result in its entering new lines of business (generally including certain businesses to which the Company sells its products such as pet food manufacturers, aquaculture feed manufacturers, fertilizer companies and organic foods distributors) although historically, reviewed opportunities have been generally related in some manner to the Company’s existing operations. Although the Company does not, as of the date hereof, have any commitment with respect to a material acquisition, it could enter into such agreement in the future.

In January 2002, the United States Supreme Court ruled that, in addition to the United States Coast Guard, the Occupational Safety and Health Administration has the authority to regulate working conditions aboard certain types of vessels which include the Company’s fishing vessels. The eventual implementation of this ruling (which is expected to occur over a period of years) is expected to result in additional safety requirements and procedures for the Company’s vessels. It is possible that the costs of these requirements and procedures could be material.

The Company carries insurance for certain losses relating to its vessels and Jones Act liability for employees aboard its vessels (collectively, “Vessel Claims Insurance”). The typical Vessel Claims Insurance policy contains an annual aggregate deductible (“AAD”) for which the Company remains responsible, while the insurance carrier is responsible for all applicable amounts which exceed the AAD. It is the Company’s policy to accrue current amounts due and record amounts paid out on each claim. Once payments exceed the AAD, the Company records an insurance receivable for a given policy year.

In 2001, the Company’s Vessel Claims Insurance carrier for the policy period October 1, 1998 through March 31, 2000 filed for bankruptcy protection. This bankruptcy filing caused the Company to provide an allowance for doubtful accounts for a significant portion of the amounts due to the Company from the insurance carrier.

In 2003, the Company’s Vessel Claims Insurance carrier for the period October 1, 1997 through September 30, 1998, and for 80% of the Company’s Jones Act claims for the period October 1, 1998 through March 31, 2000 was declared insolvent by a state insurance regulator. The Company had previously provided an allowance for doubtful accounts for all the amount due to the Company from the insurance carrier.

A general hardening of the world insurance markets in recent years has made the Company’s insurance more costly in recent years and is likely to continue to increase the Company’s cost of insurance. In response, the Company has elected to increase its deductibles and self-retentions in order to achieve lower insurance premium costs. These higher deductibles and self-retentions will expose the Company to greater risk of loss if claims occur.

The Company believes that the existing cash, cash equivalents, short-term investments and funds available through its Credit Facility will be sufficient to meet its working capital and capital expenditure requirements through at least the end of 2004.

Critical Accounting Policies and Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein, including estimates about the effects of matters or future events that are inherently uncertain. The most significant of these requiring difficult or complex judgments in any particular period involve the costing of inventory, including inventory lower-of-cost-or-market analyses and the Company’s accounting for various losses on self-insurance retentions.

Inventory is stated at the lower of cost or market. The Company’s fishing season runs from mid-April to the first of November in the Gulf of Mexico and from the beginning of May into December in the Atlantic. Government regulations generally preclude the Company from fishing during the off-seasons.

The Company’s inventory cost system considers all costs associated with an annual fish catch and its processing, both variable and fixed and includes both costs incurred during the off-season and during the fishing season. The Company’s costing system allocates cost to inventory quantities on a per unit basis as calculated by a formula that considers total estimated inventoriable costs for a fishing season (including off-season costs) to total estimated fish catch and the relative fair market value of the individual products produced. The Company adjusts the cost of sales, off-season costs and inventory balances at the end of each quarter based on revised estimates of total inventoriable costs and fish catch. The Company’s lower-of-cost-or-market-value analyses at year-end and at interim periods compares to total estimated per unit production cost of the Company’s expected production to the projected per unit market prices of the products. The impairment analyses involve estimates of, among other things, future fish catches and related costs, and expected commodity prices for the fish products. These estimates, which management believes are reasonable and supportable, involve estimates of future activities and events which are inherently imprecise and from which actual results may differ materially. Revisions in such estimates or actual results could materially impact the Company’s results of operation and financial position.

During the off-seasons, in connection with the upcoming fishing seasons, the Company incurs costs (i.e., plant and vessel related labor, utilities, rent, repairs and depreciation) that are directly related to the Company’s infrastructure. These costs accumulate in inventory and are applied as elements of the cost of production of the Company’s products throughout the fishing season ratably based on the Company’s monthly fish catch and the expected total fish catch for the season.

As mentioned previously, the Company carries insurance for certain losses relating to its vessels and Jones Act liabilities for employees aboard its vessel. The Company provides reserves for those portions of the AAD for which the Company remains responsible by using an estimation process that considers Company-specific and industry data as well as management’s experience, assumptions and consultation with outside counsel. Management’s current estimated range of liabilities related to such cases is based on claims for which management can estimate the amount and range of loss. The Company has recorded the minimum estimated liability related to those claims, where there is a range of loss. As additional information becomes available, the Company will assess the potential liability related to its pending litigation and revise its estimates. Such revisions in estimates of the potential liability could materially impact the Company’s results of operations and financial position.

The Company estimates income or expense related to the pension plan based on actuarial assumptions, including assumptions regarding discount rates and expected returns on plan assets. The Company determines the discount rates of return on high-quality fixed-income investments currently available and expected to be available during the period to maturity of its pension obligations. Based on historical data and discussions with its actuary, Omega determines its expected return on plan assets based on the expected long-term rate of return on its plan assets and the market-related value of its plan assets. Changes in these assumptions can result in significant changes in estimated pension income or expense. The Company will revise its assumptions on an annual basis based upon changes in current interest rates, return on plan assets and the underlying demographics of the workforce. These assumptions are reasonably likely to change in future periods and may have a material impact on future earnings.

Results of Operations

The following table sets forth as a percentage of revenues, certain items of the Company’s operations for each of the indicated periods.

	Years Ended December 31,
	2003	2002	2001
Revenues	100.0%	100.0%	100.0%
Cost of sales	84.0	76.3	85.8

Gross profit	16.0	23.7	14.2
Selling, general and administrative expenses	8.0	7.7	8.5

Operating income	8.0	16.0	5.7
Interest expense, net	(0.6)	(0.5)	(0.5)
Other expense, net	(0.1)	(0.2)	(0.2)

Income before income taxes	7.3	15.3	5.0
Provision for income taxes	2.4	4.9	1.2

Net income	4.9	10.4	3.8

2003—2002

Revenues.    Revenues increased $918,000 or 0.8%, from $117 million in 2002 to $117.9 million in 2003. The increase in revenues was primarily due to higher selling prices of 6.6% and 1% for the Company’s fish meal and fish oil, respectively. 2003 sales volumes for the Company’s fish meal and fish oil declined 0.10% and 12.4% respectively. The Company attributes the lower fiscal 2003 sales volumes to a 10.5% reduction in fish catch and a 13.9% reduction in total fish meal and fish oil production during fiscal 2003, partially offset by purchased products. The Company attributes the higher fish meal and oil prices to lower available world supplies of fish meal and fish oil and higher prices for other competing proteins and fats.

Cost of Sales.    Cost of sales, including depreciation and amortization, for 2003 was $99 million, a $9.7 million increase, or 10.9%. Cost of sales as a percentage of revenues was 84% for 2003 as compared to 76.3% in 2002. The 7.7% increase in cost of sales as a percentage of revenues was primarily due to higher fiscal 2003 cost of production due to reduced fish catch brought about by adverse weather conditions along the Atlantic Coast and Gulf of Mexico, combined with lower oil yields for Gulf of Mexico fish. Additionally, the purchased meal and crude fish oil products (approximately 5% of sold volumes) were purchased at prices higher than the Company’s cost of production.

Gross Profit.    Gross profit decreased $8.8 million or 31.8%, from $27.7 million in 2002 to $18.9 million in 2003. As a percentage of revenues, the Company’s gross profit margin decreased 7.7% in 2003 as compared to 2002. The decrease in gross profit was primarily due to the 10.9% increase in cost of sales as a result of the factors discussed above.

Selling, general and administrative expenses.    Selling, general and administrative expenses increased $444,000 or 4.9% from $9 million in 2002 to $9.4 million in 2003. The increase was due to increases in employee-related costs and marketing expenses.

Operating Income.    As a result of the factors discussed above, the Company’s operating income decreased $9.3 million from $18.7 million in 2002 to $9.4 million in 2003. As a percentage of revenues, operating income decreased 8% from 16% in 2002 to 8% in 2003.

Interest expense, net.    Interest expense, net increased by $96,000 from interest expense of $595,000 in 2002 to $691,000 in 2003. The increase in net interest expense was primarily due to a reduction of interest income as a result of lower returns on investments.

Other expense, net.    Other expense, net decreased by $103,000 from $222,000 in 2002 to $119,000 in 2003. The decrease in other expense, net was the result of gains on the disposal of miscellaneous assets in 2003.

Provision for income taxes.    The Company recorded a $2.8 million provision for income taxes in 2003 representing an effective tax rate of 33% for income taxes compared to 32% for 2002. The increased effective tax rate for 2003 is due to the Company not recognizing as much of an extraterritorial income tax benefit. Due to uncertainty over congressional action on the extraterritorial income tax benefit, the Company did not recognize any benefit until the fourth quarter 2003. The Company believes that it is more probable than not that the recorded estimated deferred tax asset benefits and state operating loss carry-forwards will be realized. The statutory tax rate of 34% for US federal taxes was in effect for the respective periods.

2002—2001

Revenues.    2002 revenues increased $18.3 million, or 18.5%, from $98.7 million in 2001 to $117 million in 2002. The increase in revenues was primarily due to higher selling prices of 14.6% and 41.4% for the Company’s fish meal and fish oil, respectively. The Company attributes the higher fish meal and oil prices to strong worldwide demand for fish meal and competing fish oil markets rebounding from historic low levels.

Cost of Sales.    Cost of sales, for 2002 was $89.3 million, a $4.6 million increase, or 5.5%, from $84.7 million in 2001. Cost of sales as a percentage of revenues was 76.3% for 2002 as compared to 85.8% in 2001. The 9.5% decrease in cost of sales as a percentage of revenues was due primarily to 14.6% and 41.4% increases in the selling price of the Company’s fish meal and fish oil products, respectively.

Gross Profit. Gross profit increased $13.6 million or 96.9%, from $14.1 million in 2001 to $27.7 million in 2002. As a percentage of revenues the Company’s gross profit margin increased 9.5% in 2002 as compared to 2001. The increase in gross profit was due primarily to 14.6% and 41.4% increases in the selling price of the Company’s fish meal and fish oil products.

Selling, general, and administrative expenses.    Selling, general, and administrative expenses increased $631,000 or 7.5% from $8.4 million in 2001 to $9 million in 2002. The increase was due to increased employee related costs attributable to health care and retirement programs, partially offset by reduced insurance receivables writeoffs.

Operating income.    As a result of the factors discussed above, the Company’s operating income increased $13 million from $5.7 million in 2001 to $18.7 million in 2002. As a percentage of revenues, operating income increased 10.3% from 5.7% in 2001 to 16% in 2002.

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

Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations.” SFAS 143 requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an asset retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The provisions of SFAS 143 were adopted by the Company in January 2003. The adoption of this statement did not have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2002, the FASB issued SFAS No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. The requirements of SFAS 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 had no impact on the Company’s financial condition, results of operations or cash flows.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.” FIN 45 clarifies the requirements of FASB Statement No. 5, “Accounting for Contingencies” relating to a guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002; however, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor’s year-end. The initial adoption of FIN 45 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

In January 2003, the FASB issued FIN No. 46 (“FIN 46”), “Consolidated of Variable Interest Entities.” This standard clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, and addresses consolidation by business enterprises of variable interest entities (more commonly known as Special Purpose Entities or SPE’s). FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among the parties involved. FIN 46 also enhances the disclosure requirements related to variable interest entities. This statement is effective for variable interest entities created or in which an enterprises obtains an interest after January 31, 2003. FIN 46 will be effective for the Company beginning March 15, 2004 for all interests in variable interest entities acquired before February 1, 2003. The adoption of FIN 46 is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. In addition, all provisions of this statement should be applied prospectively. The provisions of this statement that relate to SFAS 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. These effective dates are not applicable to the provisions of paragraph 9 and 10 of SFAS No. 150 as they apply to mandatory redeemable non-controlling interest, as the FASB has delayed these provisions. The Company does not believe the adoption of this statement will have a material impact upon its financial condition, results of operations or cash flows.

In December 2003, the FASB revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” It does not change the measurement or recognition of pension and other postretirement benefit plans. It requires additional disclosures to those in the original SFAS No. 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. It also requires disclosure of the components of net periodic benefit cost in interim financial statements. The revised disclosure requirements are required for financial statements with fiscal years ending after December 15, 2003 and the interim-period requirements are effective for interim periods beginning after December 15, 2003.

Seasonal and Quarterly Results

The Company’s menhaden harvesting and processing business is seasonal in nature. The Company generally has higher sales during the menhaden harvesting season (which includes the second and third quarter of each year) due to increased product availability, but prices during the fishing season tend to be lower than during the off-season. As a result, the Company’s quarterly operating results have fluctuated in the past and may fluctuate in the future. In addition, from time to time the Company defers sales of inventory based on worldwide prices for competing products that affect prices for the Company’s products which may affect comparable period comparisons. Quarterly financial data contained in Note 15 to the Company’s Consolidated Financial Statements included in Item 8 of this Report are incorporated herein by reference.

Risk Factors and Significant Factors That May Affect Forward-Looking Statements

The Company wishes to caution investors that the following significant factors, and those factors described elsewhere in this Report, other filings by the Company with the SEC from time to time and press releases issued by the Company, could affect the Company’s actual results which may differ materially from those expressed in any forward-looking statements made by or on behalf of the Company:

1.	The Company’s ability to meet its raw material requirements through its annual menhaden harvest, which is subject to fluctuation due to natural conditions over which the Company has no control, such as varying fish population, adverse weather conditions and disease.

2.	The impact on the Company if its spotter aircraft are prohibited or restricted from operating in their normal manner during the Company’s fishing season. For example, as a direct result of the September 11, 2001 terrorist attacks, the Secretary of Transportation issued a federal ground stop order that grounded certain aircraft (including the Company’s fish-spotting aircraft) for approximately nine days. This loss of spotter aircraft coverage severely hampered the Company’s ability to locate menhaden fish during this nine-day period and thereby reduced its amount of saleable product.

3.	The impact on the prices for the Company’s products of worldwide supply and demand relationships over which the Company has no control and which tend to fluctuate to a significant extent over the course of a year and from year to year. The products that influence the supply and demand relationship are world supplies of fish meal made from other fish species, animal proteins and fats, palm oil, soy meal and oil, and other edible oils.

4.	The impact of a violation by the Company of federal, state and local laws and regulations relating to menhaden fishing and the protection of the environment and the health and safety of its employees or of the adoption of new laws or regulations at federal, state or local levels that restrict or prohibit menhaden or purse-seine fishing, or stricter interpretations of existing laws or regulations that materially adversely affect the Company’s business.

5.	The impact of the enactment of increasingly stringent regulations regarding contaminants in fish meal or fish oil by foreign countries or the United States. More stringent regulations may result in: (1) the Company’s incurrence of additional capital expenditures on contaminant reduction technology in order to meet the requirements of those jurisdictions, and possibly higher production costs for Company’s products, or (2) the Company’s withdrawal from marketing its products in those jurisdictions.

6.	The impact on the Company if it cannot harvest menhaden in U.S. jurisdictional waters if the Company fails to comply with U.S. citizenship ownership requirements.

7.	Risks inherent in the Company’s attempt to expand into sales of refined, food grade fish oils for consumption in the U.S., including the unproven market for this product.

8.	Fluctuations in the Company’s quarterly operating results due to the seasonality of the Company’s business and the Company’s deferral of sales of inventory based on worldwide prices for competing products.

9.	The ability of the Company to retain and recruit key officers and qualified personnel, vessel captains and crewmembers.

10.	Risks associated with the strength of local currencies of the countries in which its products are sold, changes in social, political and economic conditions inherent in foreign operations and international trade, including changes in the law and policies that govern foreign investment and international trade in such countries, changes in U.S. laws and regulations relating to foreign investment and trade, changes in tax or other laws, partial or total expatriation, currency exchange rate fluctuations and restrictions on currency repatriation, the disruption of labor, political disturbances, insurrection or war and the effect of requirements of partial local ownership of operations in certain countries.

11.	In the future the Company may undertake acquisitions, although there is no assurance this will occur. Further, there can be no assurance that the Company will e able to profitably manage future businesses it may acquire or successfully integrate future businesses it may acquire into the Company without substantial costs, delays or other problems which could have a material adverse effect on the Company’s business, results of operations and financial condition.

12.	A general hardening of the world insurance markets in recent years has made the Company’s insurance more costly and is likely to continue to increase the Company’s cost of insurance. The Company has elected to increase its deductibles and self-retentions in order to achieve lower insurance premium costs. These higher deductibles and self-retentions will expose the Company to greater risk of loss if claims occur.

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk.

In the normal course of business, the financial condition of the Company is exposed to minimal market risk associated with interest rate movements on the Company’s borrowings. A one percent increase or decrease in the levels of interest rates on variable rate debt would not result in a material change to the Company’s results of operations.

Although the Company sells products in foreign countries, all of the Company’s revenues are billed and paid for in US dollars. As a result, management does not believe that the Company is exposed to any significant foreign country currency exchange risk, and the Company does not utilize market risk sensitive instruments to manage its exposure to this risk.

Item 8.    Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors

of Omega Protein Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and stockholders’ equity present fairly, in all material respects, the financial position of Omega Protein Corporation and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

New Orleans, Louisiana

February 20, 2004

OMEGA PROTEIN CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2003	December 31, 2002
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$35,374	$33,450
Receivables, net	19,860	13,029
Amounts due from majority owner	108	3
Inventories	40,405	41,939
Deferred tax assets, net	178	1,315
Prepaid expenses and other current assets	1,520	884

Total current assets	97,445	90,620
Other assets	3,087	4,579
Deferred tax assets, net	405	3,115
Property and equipment, net	85,231	80,713

Total assets	$186,168	$179,027

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$1,566	$1,270
Accounts payable	3,384	2,619
Accrued liabilities	11,558	14,880

Total current liabilities	16,508	18,769
Long-term debt, net of current maturities	17,605	14,239
Pension liabilities, net	6,838	10,983

Total liabilities	40,951	43,991

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 10,000,000 shares; none issued	—	—
Common Stock, $0.01 par value; authorized 80,000,000 shares; 24,801,549 and 24,382,662 shares issued and outstanding, respectively	248	244
Capital in excess of par value	113,690	112,025
Retained earnings	39,237	33,439
Accumulated other comprehensive loss	(5,923)	(8,637)
Common stock in treasury, at cost – 413,100 shares	(2,035)	(2,035)

Total stockholders’ equity	145,217	135,036

Total liabilities and stockholders’ equity	$186,168	$179,027

The accompanying notes are an integral part of the consolidated financial statements.

OMEGA PROTEIN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2003	2002	2001
	(in thousands, except per share amounts)
Revenues	$117,926	$117,008	$98,752
Cost of sales	99,028	89,305	84,682

Gross profit	18,898	27,703	14,070
Selling, general and administrative expenses	9,484	9,040	8,409

Operating income	9,414	18,663	5,661
Interest expense, net	(691)	(595)	(485)
Other expense, net	(119)	(222)	(151)

Income before income taxes	8,604	17,846	5,025
Provision for income taxes	2,806	5,677	1,140

Net income	$5,798	$12,169	$3,885

Basic earnings per share	$0.24	$0.51	$0.16

Average common shares outstanding	24,193	23,962	23,938

Diluted earnings per share	$0.22	$0.48	$0.16

Average common shares and potential common shares outstanding	25,807	25,106	24,094

The accompanying notes are an integral part of the consolidated financial statements.

OMEGA PROTEIN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2003	2002	2001
	(in thousands)
Cash flow provided by operating activities:
Net income	$5,798	$12,169	$3,885
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposal of assets, net	(115)	(6)	(146)
Provisions for losses on receivables	191	707	1,473
Depreciation and amortization	13,031	10,996	9,714
Deferred income taxes	2,806	5,677	1,185
Changes in assets and liabilities:
Receivables	(7,007)	(5,662)	1,816
Amounts due from majority owner	(105)	(3)	—
Inventories	1,534	(4,269)	(638)
Accounts payable and accrued liabilities	(2,557)	2,574	(1,987)
Other, net	(1,758)	(1,503)	(158)

Total adjustments	6,020	8,511	11,259

Net cash provided by operating activities	11,818	20,680	15,144

Cash flow provided by (used in) investing activities:
Proceeds from sale of assets	162	19	435
Capital expenditures	(14,930)	(7,765)	(1,921)

Net cash used in investing activities	(14,768)	(7,746)	(1,486)

Cash flow provided by (used in) financing activities:
Principal payments of short and long term obligations	(1,690)	(1,297)	(1,237)
Proceeds from borrowings	5,352	—	1,989
Proceeds from stock options exercised	1,174	—	—

Net cash provided by (used in) financing activities	4,836	(1,297)	752

Effect of exchange rate changes on cash and cash equivalents	38	—	—

Net increase in cash and cash equivalents	1,924	11,637	14,410
Cash and cash equivalents at beginning of period	33,450	21,813	7,403

Cash and cash equivalents at end of period	$35,374	$33,450	$21,813

The accompanying notes are an integral part of the consolidated financial statements.

OMEGA PROTEIN CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Capital Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock Amount	Total Stockholders’ Equity
	Shares	Amount
	(in thousands)
Balance at December 31, 2000	24,330	$243	$111,884	$17,385	—	$(2,035)	$127,477
Issuance of common stock	32	1	75	—		—	76
Comprehensive income:
Net income	—	—	—	3,885	—	—	3,885
Other comprehensive loss:
Minimum pension liability, net of tax benefit of $2,058	—	—	—	—	(3,993)	—	(3,993)

Total comprehensive loss	—	—	—	3,885	(3,993)	—	(108)

Balance at December 31, 2001	24,362	$244	$111,959	$21,270	$(3,993)	$(2,035)	$127,445
Issuance of common stock	21	—	66	—	—	—	66
Comprehensive income:
Net income	—	—	—	12,169	—	—	12,169
Other comprehensive loss:
Minimum pension liability, net of tax benefit of $2,392	—	—	—	—	(4,644)	—	(4,644)

Total comprehensive income	—	—	—	12,169	(4,644)	—	7,525

Balance at December 31, 2002	24,383	$244	$112,025	$33,439	$(8,637)	$(2,035)	$135,036
Issuance of common stock, net of tax benefits	419	4	1,665	—	—	—	1,669
Comprehensive income:
Net income	—	—	—	5,798	—	—	5,798
Other comprehensive income:
Minimum pension liability, net of tax expense of $1,418	—	—	—	—	2,752	—	2,752
Foreign currency translation adjustment, net of tax benefit	—	—	—	—	(38)	—	(38)

Total comprehensive income	—	—	—	5,798	2,714	—	8,512

Balance at December 31, 2003	24,802	$248	$113,690	$39,237	$(5,923)	$(2,035)	$145,217

The accompanying notes are in integral part of the consolidated financial statements.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    SIGNIFICANT ACCOUNTING POLICIES

SUMMARY OF OPERATIONS AND BASIS OF PRESENTATION

Business Description

Omega Protein Corporation (“Omega” or the “Company”) produces and markets a variety of products produced from menhaden (a herring-like species of fish found in commercial quantities in the U.S. coastal waters of the Atlantic Ocean and Gulf of Mexico), including regular grade and value-added specialty fish meals, crude and refined fish oils and fish solubles. The Company’s fish meal products are primarily used as a protein ingredient in animal feed for swine, cattle, aquaculture and household pets. Fish oil is utilized for animal and aquaculture feeds, industrial applications, as well as for additives to human food products. The Company’s fish solubles are sold primarily to livestock feed manufacturers, aquaculture feed manufacturers and for use as an organic fertilizer.

Consolidation

The consolidated financial statements include the accounts of Omega and its wholly and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. We have reclassified certain amounts previously reported to conform with the presentation at December 31, 2003.

Revenue Recognition

The Company recognizes revenue for the sale of its products when title and rewards of ownership to its products are transferred to the customer, which occurs upon shipment.

Cash and Cash Equivalents

The Company considers cash in banks and highly liquid short-term investments with original maturities of three months or less as cash and cash equivalents.

Inventories

Inventory is stated at the lower of cost or market. The Company’s fishing season runs from mid-April to the first of November in the Gulf of Mexico and from the beginning of May into December in the Atlantic. Government regulations generally preclude the Company from fishing during the off-seasons.

The Company’s inventory cost system considers all costs associated with an annual fish catch and its processing, both variable and fixed, and including both costs incurred during the off-season and during the fishing season. The Company’s costing system allocates cost to inventory quantities on a per unit basis as calculated by a formula that considers total estimated inventoriable costs for a fishing season (including off-season costs) to total estimated fish catch and the relative fair market value of the individual products produced. The Company adjusts the cost of sales, off-season costs and inventory balances at the end of each quarter based on revised estimates of total inventoriable costs and fish catch. The Company’s lower-of-cost-or-market-value analyses at year-end and at interim periods compares the total estimated per unit production cost of the Company’s expected production to the projected per unit market prices of the products. The impairment analyses involve estimates of, among other things, future fish catches and related costs, and expected commodity prices for the fish products. These estimates, which management believes are reasonable and supportable, involve estimates of future activities and events which are inherently imprecise and from which actual results may differ materially.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the off-seasons, in connection with the upcoming fishing seasons, the Company incurs costs (i.e., plant and vessel related labor, utilities, rent, repairs, and depreciation) that are directly related to the Company’s infrastructure. These costs accumulate in inventory and are applied as elements of the cost of production of the Company’s products throughout the fishing season ratably based on the Company’s monthly fish catch and the expected total fish catch for the season.

Insurance

The Company carries insurance for certain losses relating to its vessels and Jones Act liabilities for employees aboard its vessel. The Company provides reserves for those portions of the Annual Aggregate Deductible for which the Company remains responsible by using an estimation process that considers Company-specific and industry data as well as management’s experience, assumptions and consultation with outside counsel. Management’s current estimated range of liabilities related to such cases is based on claims for which management can estimate the amount and range of loss. The Company has recorded the minimum estimated liability related to those claims, where there is a range of loss. As additional information becomes available, the Company will assess the potential liability related to its pending litigation and revise its estimates. Such revisions in estimates of the potential liability could materially impact the Company’s results of operation, financial position and cash flows.

Advertising Costs

The costs of advertising are expensed as incurred in accordance with Statement of Position 93-7 “Reporting on Advertising Costs.”

Accounting for the Impairment of Long-Lived Assets

The Company evaluates at each balance sheet date the continued appropriateness of the carrying value of its long-lived assets including its long-term receivables and property, plant and equipment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposals of Long-Lived Assets.” This review is based on management projections of anticipated undiscounted future cash flows of the related asset or asset grouping. If indicators of impairment are present, management would evaluate the undiscounted cash flows estimated to be generated by those assets compared to the carrying amount of those items. The net carrying value of assets not recoverable is reduced to fair value. The Company considers continued operating losses, or significant and long-term changes in business conditions, to be its primary indicators of potential impairment. In measuring impairment, the Company looks to quoted market prices, if available, or the best information available in the circumstances.

Income Taxes

The Company utilizes the liability method to account for income taxes. This method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of existing temporary differences between the financial reporting and tax reporting basis of assets and liabilities, and operating loss and tax credits carryforwards for tax purposes.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property, Equipment and Depreciation

Property and equipment additions are recorded at cost. Depreciation of property and equipment is computed by the straight-line method at rates expected to amortize the cost of property and equipment, net of salvage value, over their estimated useful lives. Estimated useful lives of assets acquired new, determined as of the date of acquisition are as follows:

Useful Lives (years)
Fishing vessels and fish processing plants	15-20
Machinery, equipment, furniture and fixtures and other	3-10

Replacements and major improvements are capitalized; maintenance and repairs are charged to expense as incurred. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from the accounts. Any resulting gains or losses are included in the statement of operations.

Pension Plans

Annual costs of pension plans are determined actuarially based on SFAS No. 87, “Employers’ Accounting for Pensions.” The Company’s policy is to fund U.S. pension plans at amounts not less than the minimum requirements of the Employee Retirement Income Security Act of 1974 and generally for obligations under its foreign plans to deposit funds with trustees under insurance policies. The Company applies revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” disclosure requirements for its pensions and other postretirement benefit plans to the extent practicable.

In 2002, the Board of Directors authorized a plan to freeze the Company’s pension plan in accordance with ERISA rules and regulations so that new employees, after July 31, 2002, will not be eligible to participate in the pension plan and further benefits will no longer accrue for existing participants. The freezing of the pension plan had the effect of vesting all existing participants in their pension benefits in the plan.

Comprehensive Income (Loss)

The components of other comprehensive loss included in shareholder’s equity are as follows:

	Years Ended December 31,
	2003	2002
	(in thousands)
Cumulative Translation Adjustments	$(38)	$—
Minimum Pension Liability Adjustments	(5,885)	(8,637)

Accumulated Other Comprehensive Loss	$(5,923)	$(8,637)

Foreign Currency Translation

For the Company’s Mexican operations, the functional currency is the local currency. Assets and liabilities of those operations are translated into U.S. dollars using period-end exchange rates; income and expenses are translated using the average exchange rates for the reporting period. Translation adjustments are deferred in accumulated other comprehensive income (loss), a separate component of stockholders’ equity.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company’s customer base generally remains consistent from year to year. The Company performs ongoing credit evaluations of its customers and generally does not require material collateral. The Company maintains reserves for potential credit losses and such losses have historically been within management’s expectations.

At December 31, 2003 and 2002, the Company had cash deposits concentrated primarily in one major bank. In addition, the Company had Certificates of Deposit and commercial quality grade A2P2 rated or better with companies and financial institutions. As a result of the foregoing, the Company believes that credit risk in such investments is minimal.

Earnings per Share

Basic earnings per common share was computed by dividing net earnings by the weighted average number of common shares outstanding during each period. Diluted earnings per common share was computed by dividing net earnings by the sum of the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if the dilutive potential common shares (in this case, exercise of the Company’s employee stock options) had been issued during each period as discussed in Note 7.

Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations.” SFAS 143 requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an asset retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The provisions of SFAS 143 were adopted by the Company in January 2003. The adoption of this statement did not have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2002, the FASB issued SFAS No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. The requirements of SFAS 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 had no impact on the Company’s financial condition, results of operations or cash flows.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.” FIN 45 clarifies the requirements of FASB Statement No. 5, “Accounting for Contingencies” relating to a guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002; however, the

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor’s year-end. The initial adoption of FIN 45 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

In January 2003, the FASB issued FIN No. 46 (“FIN 46”), “Consolidated of Variable Interest Entities.” This standard clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, and addresses consolidation by business enterprises of variable interest entities (more commonly known as Special Purpose Entities or SPE’s). FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among the parties involved. FIN 46 also enhances the disclosure requirements related to variable interest entities. This statement is effective for variable interest entities created or in which an enterprises obtains an interest after January 31, 2003. FIN 46 was effective for the Company beginning December 15, 2003 for all interests in variable interest entities acquired before February 1, 2003. The initial adoption of FIN 46 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. In addition, all provisions of this statement should be applied prospectively. The provisions of this statement that relate to SFAS 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. These effective dates are not applicable to the provisions of paragraph 9 and 10 of SFAS No. 150 as they apply to mandatory redeemable non-controlling interest, as the FASB has delayed these provisions. The Company does not believe the adoption of this statement will have a material impact upon its financial condition, or results of operations or cash flows.

The Company applies revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” It does not change the measurement or recognition of pension and other postretirement benefit plans. It requires additional disclosures to those in the original SFAS No. 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. It also requires disclosure of the components of net periodic benefit cost in interim financial statements. The revised disclosure requirements are required for financial statements with fiscal years ending after December 15, 2003 and the interim-period requirements are effective for interim periods beginning after December 15, 2003. See Note 6 to our consolidated financial statements for the required disclosures about our pension plans and postretirement benefits.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation

At December 31, 2003, the Company had a stock-based employee compensation plan, which is described in more detail in Note 11. The Company accounts for this plan under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FASB Statement No. 123.” No stock-based employee compensation cost is reflected in net earnings, as all options granted under this plan had an exercise price equal to or greater than the fair value of the underlying common stock on the grant date. The following table illustrates the effect on net earnings and net earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Years Ended December 31,
	2003	2002	2001
Net income	$5,798	$12,169	$3,885
Total stock-based employee compensation expense determined under fair value-based method, net of tax	(411)	(730)	(1,300)

Pro forma net income	$5,387	$11,439	$2,585

Net income per common share:
Basic—as reported	$0.24	$0.51	$0.16

Basic—pro forma	$0.22	$0.48	$0.11

Net income per common share:
Diluted—as reported	$0.22	$0.48	$0.16

Diluted—pro forma	$0.21	$0.46	$0.11

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and those differences could have a material effect on the statements.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2.    ACCOUNTS RECEIVABLE

Accounts receivable as of December 31, 2003 and 2002 are summarized as follows:

	2003	2002
	(in thousands)
Trade	$16,374	$11,853
Insurance	2,646	755
Employee	32	45
Income tax	1,242	650
Other	271	255

Total accounts receivable	20,565	13,558
Less allowance for doubtful accounts	(705)	(529)

Receivables, net	$19,860	$13,029

NOTE 3.    INVENTORY

Inventory as of December 31, 2003 and 2002 is summarized as follows:

	2003	2002
	(in thousands)
Fish meal	$21,963	$21,564
Fish oil	7,666	9,583
Fish solubles	600	843
Off-season cost	5,348	5,464
Other materials & supplies	4,828	4,485

Total inventory	$40,405	$41,939

Inventory at December 31, 2003 and December 31, 2002 is stated at the lower of cost or market. The elements of cost include plant and vessel related labor, utilities, rent, repairs and depreciation.

NOTE 4.    OTHER ASSETS

Other assets as of December 31, 2003 and 2002 are summarized as follows:

	2003	2002
	(in thousands)
Fish nets	$877	$1,216
Insurance receivable, net of allowance for doubtful accounts	1,394	2,548
Title XI loan origination fee	312	275
Note receivable	376	409
Deposits	128	131

Total other assets, net	$3,087	$4,579

Amortization expense for fishing nets amounted to $985,000, $688,000 and $732,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company carries insurance for certain losses relating to its vessels and Jones Act liability for employees aboard its vessels (collectively, “Vessel Claims Insurance”). The typical Vessel Claims Insurance policy contains an annual aggregate deductible (“AAD”) for which the Company remains responsible, while the insurance carrier is responsible for all applicable amounts which exceed the AAD. It is the Company’s policy to accrue current amounts due and record amounts paid out on each claim. Once payments exceed the AAD the Company records an insurance receivable for a given policy year, net of allowance for doubtful accounts.

NOTE 5.    PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2003 and 2002 are summarized as follows:

	2003	2002
	(in thousands)
Land	$6,302	$6,261
Plant assets	70,534	72,444
Fishing vessels	82,573	75,153
Furniture and fixtures	1,913	1,825
Construction in progress	7,884	3,292

Total property and equipment	169,206	158,975
Less accumulated depreciation and impairment	(83,975)	(78,262)

Property and equipment, net	$85,231	$80,713

Depreciation expense for the years ended December 31, 2003, 2002 and 2001 was approximately $10.4 million, $9.1 million and $8.5 million, respectively.

NOTE 6.    NOTES PAYABLE AND LONG-TERM DEBT

At December 31, 2003 and 2002, the Company’s long-term debt consisted of the following:

	2003	2002
	(in thousands)
U.S. government guaranteed obligations (Title XI loan) collateralized by a first lien on certain vessels and certain plant assets:
Amounts due in installments through 2016, interest from 5.72% to 7.60%	$18,658	$14,531
Amounts due in installments through 2014, interest at Eurodollar rates of 1.59% and 2.3% at December 31, 2003 and 2002, respectively, plus 4.5%	441	933
Other debt at 7.9% and 7.9% at December 31, 2003 and 2002, respectively.	72	45

Total debt	19,171	15,509
Less current maturities	(1,566)	(1,270)

Long-term debt	$17,605	$14,239

At December 31, 2003 and 2002, the estimated fair value of debt obligations approximated book value.

The Company was initially authorized to receive up to $20.6 million in loans under the Title XI program, and has borrowed the entire amount authorized under such program. The Title XI loans are secured by liens on certain of the Company’s fishing vessels and mortgages on the Company’s Reedville, Virginia and Abbeville, Louisiana plants. Loans are now available under similar terms pursuant to the Title XI program without intervening lenders.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On October 1, 2003, pursuant to the Title XI program, the United States Department of Commerce approved the fiscal 2003 financing application made by the Company in the amount of $5.3 million. The Company closed on the $5.3 million Title XI loan on December 30, 2003.

On December 20, 2000 the Company entered into a three-year $20 million revolving credit agreement with Bank of America, N.A. (the “Credit Facility”). Borrowings under this facility may be used for working capital and capital expenditures. On May 19, 2003, the Company amended the existing Credit Facility and among other things, these amendments extended the maturity until December 20, 2006, deleted certain existing financial covenants and added certain affirmative covenants such as, a Leverage Ratio covenant not to exceed 3 to 1 at any time and a Fixed Charge Coverage Ratio covenant not to be less than 1 as of the end of each month, measured for the twelve-month period then ended. The Company is required to comply with the financial covenants from and after the last day of any month in which the Credit Facility’s availability is less than $3 million on any date or the Credit Facility’s availability averages less than $6 million for any calendar month. A commitment fee of 50 basis points per annum is payable on the unused portion of the Credit Facility. If at any time the Company’s loan outstanding under the Credit Facility is $5 million or greater, the commitment fee on the unused portion shall be 25 basis points per annum. Applicable interest is payable at alternative rates of LIBOR plus 2.25% or Prime plus 0%. The applicable interest note will be adjusted (up or down) prospectively on a quarter basis from LIBOR plus 2.25% to LIBOR plus 2.75% or at the Company’s option Prime plus 0% to Prime plus 0.25% depending upon the Fixed Charge Coverage Ratio being greater than 2.5 times to less than or equal to 1.5 times, respectively. The Credit Facility is collateralized by all of the Company’s trade receivables, inventory and equipment. In addition, the Credit Facility does not allow for the payment of cash dividends or stock repurchases and also limits capital expenditures and investments. As of December 31, 2003 the Company had no borrowings outstanding under the Credit Facility. At December 31, 2003 and December 31, 2002, the Company had outstanding letters of credit totaling approximately $2.6 million and $2.1 million, respectively, issued primarily in support of worker’s compensation insurance programs.

Annual Maturities

The annual maturities of long-term debt for the five years ending December 31, 2008 and thereafter are as follows (in thousands):

2004	2005	2006	2007	2008	Thereafter
$1,566	$1,662	$1,751	$1,865	$1,960	$10,367

NOTE 7.    CASH FLOW AND EARNINGS PER SHARE INFORMATION

Net cash provided by operating activities reflects cash payments of interest and income taxes.

	Years Ended December 31,
	2003	2002	2001
	(in thousands)
Cash paid during the year for:
Interest	$1,030	$1,116	$1,097
Income tax	$500	$32	$14

In 2003, 2002 and 2001, approximately 12,000, 14,000, and 32,000 shares, respectively, of the Company’s common stock were issued to Directors as fees in a non cash transaction as payment in lieu of Board retainer and per diem fees. Expenses were recognized on these non cash transactions of $60,000, $52,000, and $60,000 for 2003, 2002, and 2001, respectively.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (in thousands except share and per share data) for the years ended December 31, 2003, 2002 and 2001.

	Years Ended December 31,
	2003			2002			2001
	Income (Numerator)	Shares (Denominator)	Amount	Income (Numerator)	Shares (Denominator)	Amount	Income (Numerator)	Shares (Denominator)	Amount
Net Income	$5,798	—		$12,169	—		$3,885	—

Basic EPS
Income available to common stockholders’	5,798	24,193	$0.24	12,169	23,962	$0.51	3,885	23,938	$0.16

Effect of Dilutive stock option grants	—	1,614		—	1,144		—	156

Diluted EPS
Income available to common stockholders’	$5,798	25,807	$0.22	$12,169	25,106	$0.48	$3,885	24,094	$0.16

The Company had approximately 2.2 million, 2.5 million and 3.1 million options outstanding at December 31, 2003, 2002 and 2001, respectively, that were not included because the option exercise prices were greater than the average market price of the common shares.

NOTE 8.    INCOME TAXES

The Company’s provision for income taxes consisted of the following:

	Years Ended December 31,
	2003	2002	2001
	(in thousands)
Current:
State	$—	$—	$(45)
U.S.	—	—	—
Deferred:
State	100	250	(750)
U.S.	2,706	5,427	1,935

Provision for income taxes	$2,806	$5,677	$1,140

As of December 31, 2003, for federal income tax purposes, the Company had $22.1 million in net operating losses expiring in 2006 through 2023, and approximately $1.2 million in alternative minimum tax credit carryforward.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reconciles the income tax provisions computed using the U.S. statutory rate of 34% to the provisions reflected in the financial statements.

	Years Ended December 31,
	2003	2002	2001
	(in thousands)
Taxes at statutory rate	$2,905	$6,068	$1,709
Foreign sales exempt income	(183)	(575)	(216)
State taxes, net of federal benefit	66	165	(525)
Other	18	19	172

Provision for income taxes	$2,806	$5,677	$1,140

A tax benefit of $387,000 for the exercise of stock options was not included in income for financial reporting purposes and was credited directly to additional paid in capital as of December 31, 2003.

Temporary differences and tax credit carryforwards that gave rise to significant portions of deferred tax assets and liabilities as of December 31, 2003 and 2002 are as follows:

	2003	2002
	(in thousands)
Deferred tax assets:
Assets and accruals not yet deductible	$178	$1,315
Alternative minimum tax credit carryforwards	1,200	1,200
Equity in loss of unconsolidated affiliates	297	306
Net operating loss carryforward	7,517	6,627
Minimum pension liability	3,031	4,449
State income tax, net	150	250
Other	214	363
Valuation allowance	(250)	(250)

Total deferred tax assets	12,337	14,260

Deferred tax liabilities:
Property and equipment	(9,229)	(9,094)
Pension and other retirement benefits	(707)	(736)
Assets currently deductible	(1,818)	—

Total deferred tax liabilities	(11,754)	(9,830)

Net deferred tax asset	$583	$4,430

The Company’s ability to realize the entire benefit of its deferred tax asset requires that the Company achieve certain future earning levels prior to the expiration of its NOL carryforwards. The Company could be required to record a valuation allowance for a portion or all of its deferred tax asset if market conditions deteriorate and future earnings are below, or projected to be below, its current estimates.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9.    ACCRUED LIABILITIES

Accrued liabilities as of December 31, 2003 and 2002 are summarized as follows:

	2003	2002
	(in thousands)
Salaries and benefits	$5,156	$6,242
Insurance	4,205	5,625
Taxes, other than income tax	12	443
Trade creditors	2,135	2,513
Other	50	57

Total accrued liabilities	$11,558	$14,880

NOTE 10.    EMPLOYEE 401(k) PLAN

All qualified employees of the Company are covered under the Omega Protein 401(k) Savings and Retirement Plan (the “Plan”). Prior to 2001, the Company contributed matching contributions to the Plan based on employee contributions and compensation. The Company suspended its matching contributions to the Plan for 2001. In 2002, the Board of Directors authorized the reinstatement of the Company’s matching cash contribution to the Plan, effective January 1, 2002, at levels previously in place prior to the suspension of the match in 2001. The Company’s matching contributions to the Plan were approximately $553,000 and $627,000 during 2003 and 2002, respectively.

NOTE 11.    PENSION AND STOCK OPTION PLANS

Pension Plan

The Company has a pension plan covering substantially all employees. Plan benefits are generally based on an employee’s years of service and compensation level. The plan has adopted an excess benefit formula integrated with covered compensation. Participants are 100% vested in the accrued benefit after five years of service.

In 2002 the Board of Directors authorized a plan to freeze the Company’s pension plan in accordance with ERISA rules and regulations so that new employees, after July 31, 2002, will not be eligible to participate in the pension plan and further benefits will no longer accrue for existing participants. The freezing of the pension plan had the affect of vesting all existing participants in their pension benefits in the plan.

Unrecognized transition assets of $5.2 million were amortized over 15 years. The Company’s pension plan is subject to the additional minimum liability requirements of SFAS No. 87, which requires the recognition of an additional pension liability in the amount of Omega’s unfunded accumulated benefit obligation in excess of accrued pension cost with an equal amount to be recognized net of the associated tax benefits in accumulated other comprehensive loss. Based upon plan actuarial and asset information, the Company computed an addition pension liability of $8.9 million and $13.1 million in 2003 and 2002, respectively. Amounts listed as minimum pension liability adjustments under the caption “Comprehensive (Loss) Income” on the Consolidated Statements of Stockholders’ Equity of $2.8 million, ($4.6 million) and ($4.0 million) for 2003, 2002 and 2001, respectively, represent the change, net of tax, in the portion of the additional pension liability recorded under “Accumulated Other Comprehensive Loss” on the Consolidated Balance Sheet.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s funding policy is to make contributions as required by applicable regulations. The Company uses a December 31 measurement date for its pension plan. The accumulated benefit obligation for the pension plan was $24.2 and $25.5 million at December 31, 2003 and 2002, respectively. The unrecognized net loss of $8.9 million at December 31, 2003 is expected to be reduced by future returns on plan assets and through decreases in future net pension credits.

The following tables set forth the benefit obligations, fair value of plan assets, and the funded status of the Company’s pension plan; amounts recognized in the Company’s financial statements, and the principal weighted average assumptions used:

	Years Ended December 31,
	2003	2002
	(in thousands)
Accumulated Benefit Obligations	$24,233	$25,520

Change in Benefit Obligation
Benefit Obligation at beginning of year	$25,520	$26,100
Service Cost	—	465
Interest Cost	1,614	1,787
Plan Amendments	—	(4,007)
Actuarial (Gain) / Loss	(1,394)	2,555
Benefits Paid	(1,507)	(1,380)

Benefit Obligation at end of year	$24,233	$25,520

Change in Plan Assets
Plan Assets at Fair Value at beginning of year	$14,537	$19,353
Actual Return on Plan Assets	2,937	(3,436)
Contributions	1,429	—
Benefits Paid	(1,507)	(1,380)

Plan Assets at Fair Value at end of year	$17,396	$14,537

Reconciliation of Prepaid (Accrued) and Total Amount Recognized
Funded Status of Plan	$(6,838)	$(10,983)
Unrecognized Net (Gain) / Loss	8,917	13,087
Unrecognized Prior Service Cost	—	—
Unrecognized Prior Service Cost Net Transition (Asset)	—	—

Prepaid / (Accrued) Pension Cost	$2,079	$2,104

Amounts Recognized in the Statement of Financial Position Consist of:
Prepaid Benefit Cost	$—	$—
Accrued Benefit Liability	(6,838)	(10,983)
Intangible Asset	—	—
Accumulated Other Comprehensive Loss	8,917	13,087

Net Amount Recognized	$2,079	$2,104

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company, in consultations with its actuarial firm, employs a building block approach in determining the assumed long-term rate of return for plan assets. The Company reviews historical market data and long-term historical relationships between equities and fixed income in accordance with the widely-accepted capital market principle that assets with higher volatility generally generate greater returns over the long run. The Company also evaluates current market factors such as inflation and interest rates before it determines long-term capital market assumptions. After taking into account diversification of asset classes and the need to periodically re-balance asset classes, the Company establishes the assumed long-term portfolio rate of return by a building block approach. The Company also reviews peer data and historical returns to check its long-term rate of return for reasonability and appropriateness.

	Years Ended December 31,
Assumptions	2003	2002
Weighted average assumptions used to determine benefit obligations
Discount Rate	6.25%	6.50%
Long-Term Rate of Return	8.50%	8.50%
Salary Scale up to age 50	N/A	N/A	%
Salary Scale over age 50	N/A	N/A	%

	Years Ended December 31,
	2003	2002	2001
Weighted average assumptions used to determine net periodic benefit cost
Discount Rate	6.50%	7.25%	7.50%
Long-Term Rate of Return	8.50%	9.00%	9.00%
Salary Scale up to age 50	N/A	5.00%	5.00%
Salary Scale over age 50	N/A	4.50%	4.50%

Components of net periodic benefit cost:

	Years Ended December 31,
	2003	2002	2001
	(in thousands)
Service cost	$—	$465	$887
Interest cost	1,614	1,787	1,618
Expected return on plan assets	(1,152)	(1,668)	(1,980)
Amortization of transition asset and other deferrals	991	435	(223)

Net periodic pension cost	$1,453	$1,019	$302

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Plan Assets

The Company’s pension plan weighted-average asset allocations at December 31, 2003, and 2002, by asset category are as follows:

	Plan Assets at December 31,
Asset Category	2003	2002
Equity securities	72%	72%
Debt securities	27	27
Real estate	0	0
Other	1	1

Total	100%	100%

Equity securities do not include any of the Company’s common stock at December 31, 2003, and 2002, respectively.

Contributions

The Company expects to contribute $939,000 to its pension plan in 2004.

Stock Option Plans

On January 26, 1998, the 1998 Long-Term Incentive Plan of the Company (the “1998 Incentive Plan”) was approved by the Company’s Board. The 1998 Incentive Plan provides for the grant of any or all of the following types of awards: stock options, stock appreciation rights, stock awards and cash awards. These options generally vest ratably over three years from the date of grant and expire ten years from the date of grant.

On January 26, 1998, the Non-Management Director Stock Option Plan (the “Directors Plan”) was approved by the Board. The Directors Plan provides that the initial Chairman of the Board be granted options to purchase 568,200 shares of the Common Stock and each other initial non-employee director of the Company will be granted options to purchase 14,200 shares of Common Stock at a price determined by the Board.

On June 27, 2000, the 1998 Incentive Plan and the Director Plan were amended and restated in their entirety and renamed the 2000 Long-Term Incentive Plan (“2000 Incentive Plan”). The substantive changes from the 1998 Incentive Plan and the Directors Plan in the amendment and restatement of the 2000 Incentive Plan were (a) the 2000 Incentive Plan allows annual option grant awards of 10,000 shares to each non-employee Director and (b) the 2000 Incentive Plan allows for the aggregate number of option shares available for issuance under the plan to equal 25% of the number of shares of common stock outstanding at any time with an absolute maximum of no more than 15 million shares available for awards at any time. Reference is made to the Company’s 2000 proxy statement for a complete summary of all the differences among the three plans.

The Company applies the provisions of APB Opinion 25 and related interpretations in accounting for the Plan. In 1995, the FASB issued SFAS No. 123 “Accounting for Stock-Based Compensation” which, if fully adopted by the Company, would have changed the methods the Company applies in recognizing the cost of the Plans. Adoption of the cost recognition provisions of SFAS No. 123 is optional and the Company has decided not

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to elect these provisions of SFAS No. 123. However, pro forma disclosures as if the Company adopted the cost recognition provisions of SFAS No. 123 in 1995 are required by SFAS No. 123 and are presented below:

	Years Ended December 31,
	2003		2002		2001
	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma
Net income	$5,798	$5,387	$12,169	$11,439	$3,885	$2,585
Net income per common share (basic)	$0.24	$0.22	$0.51	$0.48	$0.16	$0.11
Net income per common share (diluted)	$0.22	$0.21	$0.48	$0.46	$0.16	$0.11

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to 1995, and the Company anticipates making awards in the future under its stock-based compensation plans.

Under the 2000 Incentive Plan, the Company is authorized to issue shares of Common Stock pursuant to “Awards” granted in various forms, including incentive stock options (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended), non-qualified stock options, and other similar stock-based Awards.

The Company granted stock options in 2001, 2002 and 2003 under the Plan and its predecessor plans in the form of non-qualified stock options.

In accordance with APB Opinion 25, the Company has not recognized any compensation cost for these stock options granted in 2003, 2002 or in 2001.

A summary of the status of the Company’s stock options granted to employees and directors as of December 31, 2003, 2002 and 2001, and the changes during the years are summarized below. Prior to January 1998, there was no Company stock option plan for the Company’s employees or directors.

	Number of Options	Weighted Average Exercise Price
	(in thousands)
Outstanding at December 31, 2000	5,185	$6.64
Granted	331	$1.76
Exercised	—	—
Forfeited	(316)	$3.53
Expired	—	—

Outstanding at December 31, 2001	5,200	$6.51
Granted	340	$4.22
Exercised	(6)	$1.65
Forfeited	(64)	$5.64
Expired	—	—

Outstanding at December 31, 2002	5,470	$6.38
Granted	95	$5.47
Exercised	(407)	$3.02
Forfeited	(24)	$9.02
Expired	—	—

Outstanding at December 31, 2003	5,134	$6.62

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The exercise prices of all other options that have been granted were equal to the average of the high and low market prices on the date of grant.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	Years Ended December 31,
Assumptions	2003	2002	2001
Expected term (lives in years)	5.00	5.00	5.00
Expected volatility	66.40%	51.02%	43.45%
Expected dividend yield	0.00%	0.00%	0.00%
Weighted average risk-free interest rate	3.42%	2.92%	4.91%

The Black-Scholes option pricing model requires the input of highly subjective assumptions and does not necessarily provide a reliable measure of fair value.

The following table summarizes information about the 2000 Incentive Plan stock options outstanding at December 31, 2003.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price
$1.88 to $3.50	2,519,635	$2.27	7.1	2,456,024	$2.28
$3.95 to $4.70	340,000	$4.23	8.6	131,667	$4.31
$5.03 to $6.44	90,000	$5.54	9.5	35,000	$5.53
$8.25	405,000	$8.25	6.2	405,000	$8.25
$12.38 to $12.75	1,681,400	$12.73	4.3	1,681,400	$12.73
$16.06 to $17.25	98,400	$16.91	4.3	98,400	$16.91

NOTE 12.	CERTAIN TRANSACTIONS AND ARRANGEMENTS BETWEEN THE COMPANY AND ZAPATA

The Company provides to Zapata (the Company’s current majority stockholder) payroll, pension and certain administrative services billed at their approximate cost. During 2003, 2002, and 2001, fees for these services totaled $122,400, $17,400 and $16,000, respectively. The cost of such services was based on the estimated percentage of time that employees spend working on Zapata’s matters as a percent of total time worked. The Company’s management deemed this allocation method to be reasonable.

Upon completion of the Company’s initial public offering in 1998, the Company and Zapata entered into certain agreements that included the Separation, Sublease, Registration Rights, Tax Indemnity and Administrative Services Agreements. The Separation Agreement required the Company to repay $33.3 million of indebtedness and current payables owed by the Company to Zapata contemporaneously with the consummation of the Company’s initial public offering and prohibited Zapata from competing with the Company for a period of five years until April 2003. The Sublease Agreement provides for the Company to lease its principal corporate offices in Houston, Texas from Zapata and provides the Company with the ability to utilize telephone equipment worth approximately $21,000 for no additional charge. In May 2003, the Company directly assumed Zapata’s obligations under the Sublease Agreement with the third party landlord and terminated the Sublease Agreement

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

with Zapata. The lease obligations assumed by the Company were identical to its sublease obligations to Zapata, and the transaction had no material effect on the Company. The Registration Rights Agreement sets forth the rights and responsibilities of each party concerning certain registration filings and provides for the sharing of fees and expenses related to such filings. The Tax Indemnity Agreement requires the Company to be responsible for federal, state and local income taxes from its operations. The Administrative Services Agreement allows the Company to provide certain administrative services to Zapata at the Company’s estimated cost.

The following represents intercompany activity for the periods presented (in thousands):

	Years Ended December 31,
	2003	2002	2001
Beginning balance due Zapata	$3	$—	$(5)
Administrative services provided by the Company to Zapata	122	17	(16)
Payments to the Company by Zapata	(17)	(14)	21

Ending balance due from Zapata	$108	$3	$—

NOTE 13.    COMMITMENTS AND CONTINGENCIES

Operating Lease Payable

Future minimum payments under non-cancelable operating lease obligations aggregate $1,141,000, and for the five years ending December 31, 2008 are (in thousands):

2004	2005	2006	2007	2008
$501	$338	$108	$104	$90

Rental expense for operating leases was $375,000, $598,000 and $647,000 in 2003, 2002 and 2001, respectively.

Capital Commitments

The Company has committed approximately $16 million to build a new 100 – metric ton per day fish oil processing facility at its Reedville, Virginia location. As of December 31, 2003, the Company has incurred $6.7 million related to its Reedville processing facility.

Litigation

The Company is defending various claims and litigation arising from its operations which arise in the ordinary course of the Company’s business. In the opinion of management, any losses resulting from these matters will not have a material adverse effect on the Company’s results of operations, cash flows or financial position.

The Company and each of its directors were named as defendants in a lawsuit instituted in September 2003 in a Texas state court by purported stockholder Joseph Chaput. The lawsuit alleged that the defendants breached their fiduciary duties to the Company’s stockholders by not properly considering an acquisition offer sent in

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 2003 by Ferrari Investments and requested injunctive relief. In December 2003, the plaintiff dismissed the lawsuit voluntarily with no cost to the Company or its directors.

Insurance

The Company carries insurance with coverages and coverage limits that it believes to be adequate. Although there can be no assurance that such insurance is sufficient to protect the Company against all contingencies, management believes that its insurance protection is reasonable in view of the nature and scope of the Company’s operations. Should the Company’s insurers become insolvent, the Company is responsible for payment of all outstanding claims associated with the insurer’s policies.

Environmental Matters

The Company is subject to various possible claims and lawsuits regarding environmental matters. Management believes that costs, if any, related to these matters will not have a material adverse effect on the results of operations, cash flows or financial position of the Company.

NOTE 14.    INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates within one industry segment, menhaden fishing, for the production and sale of fish meal, fish solubles and fish oil. Export sales of fish oil and fish meal were approximately $46 million, $44 million, and $35.7 million in 2003, 2002 and 2001, respectively. Such sales were made primarily to European and Asian markets. In 2003, 2002 and 2001, sales to one customer were approximately $10.8 million, $10.5 million, and $7.9 million, respectively. This customer differed from year to year.

The following table shows the geographical distribution of revenues (in thousands) based on location of customers:

	Years Ended December 31,
	2003		2002		2001
	Revenues	Percent	Revenues	Percent	Revenues	Percent
U.S.	$71,877	61.0%	$73,050	62.4%	$63,063	63.9%
Europe	13,098	11.1	6,517	5.6	15,438	15.6
Asia	9,103	7.7	13,336	11.4	8,651	8.8
Canada	7,697	6.5	12,898	11.0	4,741	4.8
South & Central America	6,331	5.4	6,155	5.3	3,356	3.4
Mexico	5,985	5.0	2,586	2.2	1,924	1.9
Other	3,835	3.3	2,466	2.1	1,579	1.6

Total	$117,926	100.0%	$117,008	100.0%	$98,752	100.0%

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 15.    QUARTERLY FINANCIAL DATA (UNAUDITED)

Seasonal and Quarterly Results

The Company’s menhaden harvesting and processing business is seasonal in nature. The Company generally has higher sales during the menhaden harvesting season (which includes the second and third quarter of each year) due to increased product availability, but prices during the fishing season tend to be lower than during the off-season. As a result, the Company’s quarterly operating results have fluctuated in the past and may fluctuate in the future. In addition, from time to time the Company defers sales of inventory based on worldwide prices for competing products that affect prices for the Company’s products which may affect comparable period comparisons.

The following table presents certain unaudited operating results for each of the Company’s preceding eight quarters. The Company believes that the following information includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation, in accordance with generally accepted accounting principles. The operating results for any interim period are not necessarily indicative of results for any other period.

	Quarter Ended 2003
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
	(in thousands, except per share amounts)
Revenues	$25,101	$27,292	$32,151	$33,382
Gross profit	6,422	6,178	3,598	2,700
Operating income (loss)	4,226	3,895	1,366	(73)
Net income	2,647	2,380	740	31
Earnings (loss) per share:
Basic	0.11	0.10	0.03	(0.00)
Diluted	0.10	0.09	0.03	(0.00)

	Quarter Ended 2002
	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002
	(in thousands, except per share amounts)
Revenues	$23,479	$27,237	$34,992	$31,300
Gross profit	6,555	6,906	7,733	6,509
Operating income	4,487	4,745	5,704	3,727
Net income	2,733	2,917	3,600	2,919
Earnings per share:
Basic	0.11	0.12	0.15	0.13
Diluted	0.11	0.12	0.14	0.11

PART II

Item 9A.    Services Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation of the effectiveness of its “disclosure controls and procedures,” as that phrase is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. The evaluation was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Office (“CEO”) and Chief Financial Officer (“CFO”).

Based on and as of the date of that evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure in the reports that the Company files or submits to the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Notwithstanding the foregoing, there can be no assurance that the Company’s disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to disclose material information otherwise required to be set forth in the Company’s periodic reports. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives.

(b) Changes in Internal Controls

There were no significant changes in the Company’s internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

Pursuant to General Instruction G on Form 10-K, the information called for by Item 10 of Part III of Form 10-K is incorporated by reference to the information set forth in the Company’s definitive proxy statement relating to its 2004 Annual Meeting of Stockholders’ (the “2004 Proxy Statement”) to be filed pursuant to Regulation 14-A under the Exchange Act, in response to Items 401 and 405 of Regulation S-K under the Securities Act of 1933 and the Exchange Act (“Regulation S-K”). Reference is also made to the information appearing in Item 1 of Part I of this Annual Report on Form 10-K under the caption “Business and Properties—Executive Officers of the Registrant.”

The Company adopted a Code of Business Conduct and Ethics, which applies to all employees, officers and directors of the Company. The Code meets the requirements of a “code of ethics” as defined by Item 406 of Regulation S-K, and applies to the Company’s Chief Executive Officer, Chief Financial Officer (who is both the Company’s principal financial and principal accounting officer), as well as all other employees, as indicated above. The Code of Business Conduct and Ethics also meets the requirements of a code of business conduct and ethics under NYSE listing standards.

In addition to the above Code, the Company has adopted a Code of Ethics for Financial Professionals which applies to the Chief Executive Officer and all Company professionals worldwide serving in a finance, accounting, treasury, tax or investor relations role.

Both the Code of Business Conduct and Ethics and the Code of Ethics for Financial Professionals are posted on the Company’s website at www.omegaproteininc.com. The Company will provide a copy of the Code of Business Conduct and Code of Ethics for Financial Professionals to any stockholder upon request. The Company intends to disclose any amendments to the Codes, as well as any waivers to the Codes for executive officers or directors, on its website.

None of these codes, nor the Company’s website, is incorporated by reference in this report.

Item 11.    Executive Compensation.

Pursuant to General Instruction G of Form 10-K, the information called for by Item 11 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2004 Proxy Statement in response to Item 402 of Regulation S-K excluding the material concerning the report on executive compensation and the performance graph specified by paragraphs (k) and (1) such Item.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Pursuant to General Instruction G of Form 10-K, the information called for by Item 12 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2004 Proxy Statement in response to Items 201(d) and 403 of Regulation S-K.

Item 13.    Certain Relationships and Related Transaction.

Pursuant to General Instruction G of Form 10-K, the information called for by Item 13 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2004 Proxy Statement in response to Item 404 of Regulation S-K.

Item 14.    Principal Accounting Fees and Services.

Pursuant to General Instruction G of Form 10-K, the information called for by Item 14 of Part III of Form 10-K is incorporated by referenced to the information set forth in the 2004 Proxy Statement in response to Item 9(e) of Schedule 14A.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.

		Page
(a) (1)	The Company’s consolidated financial statements listed below have been filed as part of this report:
	Report of Independent Auditors	28
	Consolidated balance sheets as of December 31, 2003 and 2002	29
	Consolidated statements of operations for the years ended December 31, 2003, 2002 and 2001	30
	Consolidated statements of cash flows for the years ended December 31, 2003, 2002 and 2001	31
	Consolidated statements of stockholders’ equity for the years ended December 31, 2003, 2002 and 2001	32
	Notes to consolidated financial statements	33

(a) (2)	Financial Statement Schedule.

Filed herewith as a financial statement schedule is the schedule supporting Omega’s consolidated financial statements listed under paragraph (a) of this Item, and the Report of Independent Auditors with respect thereto.

(a)(3) Exhibits

2.1	*	—Agreement and Plan of Merger between Marine Genetics, Inc. and Omega Protein Corporation (“Omega”) (Exhibit 2.1 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

3.1	*	—Articles of Incorporation of Omega (Exhibit 3.1 to Omega Registration Statement on Form S-1[Registration No. 333-44967])

3.2	*	—By-Laws of Omega (Exhibit 3.2 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

4.2	*	—Form of Common Stock Certificate (Citizen) (Exhibit 4.1 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

4.3	*	—Form of Common Stock Certificate (Non-Citizen) (Exhibit 4.2 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.1	*†	—Separation Agreement with Zapata Corporation dated April 12, 1998 (Exhibit 10.7 to Omega Quarterly Report on Form 10-Q for the quarter ended March 31, 1998)

10.2	*†	—Tax Indemnity Agreement with Zapata Corporation dated April 12, 1998 (Exhibit 10.7 to Omega Quarterly Report on Form 10-Q for the quarter ended March 31, 1998)

10.3	*†	—Registration Rights Agreement with Zapata Corporation dated April 12, 1998 (Exhibit 10.8 to Omega Quarterly Report on Form 10-Q for the quarter ended March 31, 1998)

10.4	*†	—Sublease Agreement with Zapata Corporation dated April 12, 1998 (Exhibit 10.9 to Omega Quarterly Report on Form 10-Q for the quarter ended March 31, 1998)

10.5	*†	—Administrative Services Agreement with Zapata Corporation dated April 12,1998 (Exhibit 10.10 to Omega Quarterly Report on Form 10-Q for the quarter ended March 31,1998)

10.6	*

—Loan and Security Agreement dated December 20, 2000 between Omega, Omega Protein, Inc. and Bank of America, N.A. (Exhibit 10.12 to Omega Annual Report on Form 10-K for the year ended December 31, 2000)

10.7	*	—Revolving Credit Note dated December 20, 2000 in favor of Bank of America, N.A. (Exhibit 10.13 to Omega Annual Report on Form 10-K for the year ended December 31, 2000)

10.8	*

—Security Agreement dated as of December 20, 2000 among Omega Shipyard, Inc., Omega Net, Inc., Protein Finance Company, Protein Operating Company, Protein Securities Company and Protein (USA) Company, in favor of Bank of America, N.A. (Exhibit 10.14 to Omega Annual Report on Form 10-K for the year ended December 31, 2000)

10.9	*

—Unconditional Guaranty Agreement dated as of December 20, 2000 among Omega Shipyard, Inc., Omega Net, Inc., Protein Finance Company, Protein Operating Company, Protein Securities Company and Protein (USA) Company, in favor of Bank of America, N.A. (Exhibit 10.15 to Omega Annual Report on Form 10-K for the year ended December 31, 2000)

10.10	*†	—Omega Protein Corporation 2000 Long-Term Incentive Plan (Appendix A to Omega Proxy Statement dated May 3, 2000)

10.11	*†	—Omega Protein Corporation Annual Incentive Compensation Plan dated April 8, 1998 (Exhibit 10.11 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)

10.12	*†	—Employment Agreement between Omega and Joseph L. von Rosenberg dated April 12, 1998 (Exhibit 10.2 to Omega Quarterly Report on Form 10-Q for the quarter ended March 31, 1998)

10.13	*†	—Employment Agreement between Omega and Robert W. Stockton dated April 12, 1998 (Exhibit 10.2 to Omega Quarterly Report on Form 10-Q for the quarter ended March 31, 1998)

10.14	*†	—Change of Control Agreement dated March 15, 2000 between Omega and John D. Held (Exhibit 10.14 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)

10.15	*†	—Change of Control Agreement dated February 1, 2000 between Omega and Bernard White (Exhibit 10.16 to Omega Annual Report on Form 10-K for the year ended December 31, 1999)

10.16	*†	—Omega Protein, Inc. Executive Medical Plan dated August 1993 (Exhibit 10.16 to Omega Annual Report on Form 10-K for the year ended December 31, 2002)

10.17	*	—Commercial Lease dated January 1, 2000 between Omega Protein, Inc. and the Edson Group. LLC (Exhibit 10.17 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)

10.18	*	—Lease dated July 1, 1992 with Ardoin Limited Partnership (Exhibit 10.12 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.19	*

—Lease Agreement dated November 25, 1997 with O. W. Burton, Jr., individually and as trustee of the Trust of Anna Burton (Exhibit 10.13 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.20	*	—Lease Agreement dated November 16, 1984 with Andre Cessac (Exhibit 10.14 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.21	*	—Commercial Lease Agreement dated January 1, 1971 with Purvis Theall and Ethlyn Cessac (Exhibit 10.15 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.22	*	—Lease Agreement dated January 4, 1994 with the City of Abbeville, Louisiana (Exhibit 10.16 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.23	*	—United States Guaranteed Promissory Note dated March 31, 1993 in favor of Bear, Stearns Securities Corporation (Exhibit 10.20 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.24	*

—Amendment to No. 1 to Promissory Note dated March 31, 1993 to the United States of America pursuant to the provisions of Title XI of the Marine Act of 1936 in favor of Bear, Stearns Securities Corporation (Exhibit 10.21 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.25	*	—Amendment to No. 1 to First Preferred Ship Mortgage dated March 31, 1993 to the United States of America (Exhibit 10.22 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.26	*	—Supplement No. 5 to First Preferred Fleet Mortgage dated March 31, 1993 in favor of Chemical Bank, as Trustee (Exhibit 10.23 to Omega Registration Statement on Form S-1 [Registration No.333-44967])

10.27	*	—Amendment No. 1 to Guaranty Deed of Trust dated March 31, 1993 for the benefit of the United States of America (Exhibit 10.24 to Omega Registration Statement on Form S-1 [Registration No.333-44967])

10.28	*	—Supplement No. 2 to Security Agreement dated March 31, 1993 in favor of the United States of America (Exhibit 10.25 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.29	*

—Indemnity Agreement Regarding Hazardous Materials dated March 31, 1993 in favor of the United States of America (Exhibit 10.26 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.30	*	—United States Guaranteed Promissory Note dated September 27, 1994 in favor of Sun Bank of Tampa Bay (Exhibit 10.27 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.31	*

—Promissory Note to the United States of America dated September 27, 1994 pursuant to the provisions of Title XI of the Marine Act of 1936 in favor of Sun Bank of Tampa Bay (Exhibit 10.28 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.32	*	—First Preferred Ship Mortgage dated September 27, 1994 to the United States of America (Exhibit 10.29 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.33	*

—Collateral Mortgage and Collateral Assignment of Lease dated September 27, 1994 in favor of the United States of America (Exhibit 10.30 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.34	*	—Collateral Mortgage Note dated September 27, 1994 in favor of the United States of America (Exhibit 10.31 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.35	*	—Collateral Pledge Agreement dated September 27, 1994 in favor of the United States of America (Exhibit 10.32 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.36	*	—Guaranty Agreement dated September 27, 1994 in favor of the United States of America (Exhibit 10.33 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.37	*	—Title XI Financial Agreement dated September 27, 1994 with the United States of America (Exhibit 10.34 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.38	*	—Security Agreement dated September 27, 1994 in favor of the United States of America (Exhibit 10.35 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.39	*	—United States Guaranteed Promissory Note dated October 30, 1996 in favor of Coastal Securities (Exhibit 10.36 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.40	*

—Promissory Note to the United States of America dated October 30, 1996, pursuant to the provisions of Title XI of the Marine Act of 1936, in favor of Coastal Securities (Exhibit 10.37 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.41	*	—Guaranty Agreement dated October 30, 1996 in favor of the United States of America (Exhibit 10.38 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.42	*	—Title XI Financial Agreement dated October 30, 1996 with the United States of America (Exhibit 10.39 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.43	*

—Certification and Indemnification Agreement Regarding Environmental Matters dated October 30, 1996 in favor of the United States of America (Exhibit 10.40 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.44	*	—Deed of Trust dated October 30, 1996 for the benefit of the United States of America (Exhibit 10.41 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.45	*	—Deed of Trust dated December 20, 1999 for the benefit of the United States of America (Exhibit 10.45 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)

10.46	*

—Promissory Notes to the United States of America dated December 20, 1999, pursuant to the provisions of Title XI of the Marine Act of 1936, in favor of Hibernia National Bank (Exhibit 10.46 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)

10.47	*	—Security Agreement dated December 20, 1999 in favor of the United States of America (Exhibit 10.47 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)

10.48	*	—Title XI Financial Agreement dated December 20, 1999 with the United States of America (Exhibit 10.48 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)

10.49	*	—Guaranty Agreement dated December 20, 1999 in favor of the United States of America (Exhibit 10.49 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)

10.50	*

—Certification and Indemnification Agreement Regarding Environmental Matters dated December 20, 1999 in favor of the United States of America (Exhibit 10.50 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)

10.51	*	—Preferred Ship Mortgages dated December 20, 1999 in favor of the United States of America (Exhibit 10.51 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)

10.52	*	—Deed of Trust dated October 19, 2001 for the benefit of the United States of America (Exhibit 10.52 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)

10.53	*

—Promissory Note to the United States of America dated October 19, 2001, pursuant to the provisions of Title XI of the Marine Act of 1936, in favor of Hibernia National Bank (Exhibit 10.53 to Omega Annual Report on Form 10-K for year ended December 31, 2001)

10.54	*	—Security Agreement dated October 19, 2001 in favor of the United States of America (Exhibit 10.54 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)

10.55	*	—Title XI Financial Agreement dated October 19, 2001 with the United States of America (Exhibit 10.55 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)

10.56	*	—Guaranty Agreement dated October 19, 2001 in favor of the United States of America (Exhibit 10.56 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)

10.57	*

—Certification and Indemnification Agreement Regarding Environmental Matters dated October 19, 2001 in favor of the United States of America (Exhibit 10.57 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)

10.58	*	—Preferred Ship Mortgages dated October 19, 2001 in favor of the United States of America (Exhibit 10.58 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)

10.59	*†	—Form of Directors and Officers Indemnity Agreement (Exhibit 10.47 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.60	*†	—Change of Control Agreement dated as of September 1, 2000 between Omega and Scott Herbert (Exhibit 10.1 to Omega Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

10.61	*†	—Employment Agreement dated as of October 1, 2002 between Omega and Thomas R. Wittmann (Exhibit 10.2 to Omega Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

10.62	*	—First Amendment to Loan Documents dated as of May 19, 2003, among Omega, certain subsidiaries and Bank of America, N.A. (Exhibit 10.1 to Omega Current Report on Form 8-K dated May 19, 2003)

10.63	*

—Assignment and Assumption of Lease dated as May 30, 2003 by and between Zapata Corporation of Texas, Inc. and Omega (Exhibit 10.1 to Omega Quarterly Report on Form 10-Q for quarter ended June 30, 2003)

10.64	*

—Engineering, Procurement and Construction Contract, dated as of April 15, 2003, between Omega Protein, Inc. and Suitt Construction Co., Inc. (Exhibit 10.1 to Omega Current Report on Form 8-K dated April 15, 2003)

10.65		—Deed of Trust dated December 29, 2003 for the benefit of the United States of America

10.66		—Promissory Note to the United States of America dated December 29, 2003

10.67	—Security Agreement dated December 29, 2003 in favor of the United States of America

10.68	—Title XI Financial Agreement dated December 29, 2003 with the United States of America

10.69	—Guaranty Agreement dated December 29, 2003 in favor of the United States of America

10.70	—Certification and Indemnification Agreement Regarding Environmental Matters dated December 29, 2003 in favor of the United States of America

10.71	—Preferred Ship Mortgages dated December 29, 2003 in favor of the United States of America

21	—Schedule of Subsidiaries

23	—Consent of PricewaterhouseCoopers LLP

31.1	—Certification of Chief Executive Officer pursuant to Rule 13a–14(c)/Rule 15d–14(c)

31.2	—Certification of Chief Financial Officer pursuant to Rule 13a–14(c)/Rule 15d–14(c)

32.1	—Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

—Financial Statement Schedule of valuation and qualifying accounts

—Report of Independent Auditors on Financial Statement Schedule

*	Incorporated by reference

†	Management Contract or Compensatory Plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 15(c) of Form 10-K and Item 601 of Regulation S-K.

(b) Reports on Form 8-K.

Form 8-K dated October 30, 2003 (reporting financial results for third quarter of 2003)

Form 8-K dated October 31, 2003 (reported corrected financial results for third quarter of 2003)

OMEGA PROTEIN CORPORATION

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions (A)	Balance at End of Period
December 31, 2001:
Allowance for doubtful accounts	$217,867	$1,473,260	$—	$(76,419)	$1,614,708
December 31, 2002:
Allowance for doubtful accounts	$1,614,708	$708,447	$—	$(1,769)	$2,321,386
December 31, 2003:
Allowance for doubtful accounts	$2,321,386	$210,916	$—	$(19,522)	$2,512,780

(A) Allowance for Doubtful Accounts—uncollectible accounts written off.

REPORT OF INDEPENDENT AUDITORS

ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors

of Omega Protein Corporation:

Our audits of the consolidated financial statements referred to in our report dated February 20, 2004 appearing in the 2003 Annual Report to Shareholders of Omega Protein Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

New Orleans, Louisiana

February 20, 2004

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 20, 2004.

OMEGA PROTEIN CORPORATION (Registrant)

By:	/s/ Robert W. Stockton

Robert W. Stockton
Executive Vice President and Chief Financial Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Joseph L. von Rosenberg III or Robert W. Stockton, or either of them, his true and lawful attorney’s in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, any and all capacities, to sign his name to the Company’s Form 10-K for the year ended December 31, 2003 and any or all amendments, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of the, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOSEPH VON ROSENBERG III Joseph L. von Rosenberg III	Director, President and Chief Executive Officer and Director	February 20, 2004

/s/ ROBERT W. STOCKTON Robert W. Stockton	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 20, 2004

/s/ AVRAM A. GLAZER Avram A. Glazer	Chairman of the Board	February 20, 2004

/s/ GARY L. ALLEE Gary L. Allee	Director	February 20, 2004

/s/ DARCIE S. GLAZER Darcie S. Glazer	Director	February 20, 2004

/s/ PAUL M. KEARNS Paul M. Kearns	Director	February 20, 2004

/s/ WILLIAM E. M. LANDS William E. M. Lands	Director	February 20, 2004