Form 10-Q
period 2004-03-31
OMEGA PROTEIN CORP
filed 2004-04-29
CIK 1053650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Yes ☒ No ☐.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐ No ☒.

Number of shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, on April 29, 2004: 24,413,677

OMEGA PROTEIN CORPORATION

OMEGA PROTEIN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

(Dollars in thousands, except per share amounts)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements and Notes

	March 31, 2004	December 31, 2003
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$47,097	$35,374
Receivables, net	11,952	19,860
Amounts due from majority owner	109	108
Inventories	33,123	40,405
Deferred tax assets, net	178	178
Prepaid expenses and other current assets	813	1,520

Total current assets	93,272	97,445
Other assets	2,576	3,087
Deferred tax assets, net	107	405
Property and equipment, net	86,957	85,231

Total assets	$182,912	$186,168

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$1,603	$1,566
Accounts payable	1,585	3,384
Accrued liabilities	9,573	11,558

Total current liabilities	12,761	16,508
Long-term debt	17,196	17,605
Pension liabilities, net	7,012	6,838

Total liabilities	36,969	40,951

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 10,000,000 shares; none issued	–	–
Common stock, $0.01 par value; authorized 80,000,000 shares; 24,825,533 shares and 24,801,549 shares issued and outstanding, respectively	248	248
Capital in excess of par value	113,769	113,690
Retained earnings	39,883	39,237
Accumulated other comprehensive loss	(5,922)	(5,923)
Common stock in treasury, at cost – 413,100 shares	(2,035)	(2,035)

Total stockholders’ equity	145,943	145,217

Total liabilities and stockholders’ equity	$182,912	$186,168

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OMEGA PROTEIN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2004	2003
	(in thousands, except per share amount)
Revenues	$25,056	$25,101
Cost of sales	21,382	18,679

Gross profit	3,674	6,422
Selling, general, and administrative expense	2,462	2,196

Operating income	1,212	4,226
Interest expense, net	(187)	(154)
Other income (expense), net	(56)	21

Income before income taxes	969	4,093
Provision for income taxes	323	1,446

Net income	$646	$2,647

Basic earnings per share	$0.03	$0.11

Weighted average common shares outstanding	24,405	23,983

Diluted earnings per share	$0.02	$0.10

Weighted average common shares and potential common shares outstanding	26,343	25,433

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OMEGA PROTEIN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2004	2003
	(in thousands)
Cash flows provided by operating activities:
Net income	$646	$2,647
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposal of assets, net	–	(77)
Provision for losses on receivables	8	44
Depreciation and amortization	3,039	2,963
Deferred income taxes	323	1,446
Changes in assets and liabilities:
Receivables	7,900	3,311
Amounts due from majority owner	(1)	2
Inventories	7,282	3,703
Accounts payable and accrued liabilities	(3,784)	(962)
Other, net	958	(1,333)

Total adjustments	15,725	9,097

Net cash provided by operating activities	16,371	11,744

Cash flows used in investing activities:
Proceeds from sale of assets, net	–	83
Capital expenditures	(4,338)	(3,526)

Net cash used in investing activities	(4,338)	(3,443)

Cash flows used in financing activities:
Principal payments of short and long-term debt obligations	(372)	(309)
Proceeds from stock options exercised	61	210

Net cash used in financing activities	(311)	(99)

Effect of exchange rate changes on cash and cash equivalents	1	–

Net increase in cash and cash equivalents	11,723	8,202
Cash and cash equivalents at beginning of year	35,374	33,450

Cash and cash equivalents at end of period	$47,097	$41,652

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OMEGA PROTEIN CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share amounts)

	Common Stock		Capital Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock Amount	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2003	24,802	$248	$113,690	$39,237	$(5,923)	$(2,035)	$145,217
Issuance of common stock	24	—	79	—		—	79
Comprehensive income:
Net income	—	—	—	646	—	—	646
Other comprehensive income:
Foreign currency translation adjustment, net of tax benefit	—	—	—	—	1	—	1

Total comprehensive income	—	—	—	646	1	—	647

Balance at March 31, 2004	24,826	$248	$113,769	$39,883	$(5,922)	$(2,035)	$145,943

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

Basis of Presentation

These interim financial statements of Omega Protein Corporation have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Quarterly Report on Form

10-Q and Rule 10-01 of Regulation S-X. The interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2003. Accordingly, certain information and footnote disclosures normally provided have been omitted since such items are disclosed therein.

In the opinion of management the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly the Company’s consolidated financial position as of March 31, 2004, and the results of its operations and its cash flows for the three-month periods ended March 31, 2004 and 2003. Operating results for the three-month periods ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

Consolidation

The consolidated financial statements include the accounts of Omega and its wholly and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company has reclassified certain amounts previously reported to conform with the presentation at March 31, 2004.

Revenue Recognition

The Company recognizes revenue for the sale of its products when title and rewards of ownership to its products are transferred to the customer, which typically occurs upon shipment.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

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

The Company’s inventory cost system considers all costs associated with an annual fish catch and its processing, both variable and fixed, including both costs incurred during the off-season and during the fishing season. The Company’s costing system allocates cost to inventory quantities on a per unit basis as calculated by a formula that considers total estimated inventoriable costs for a fishing season (including costs) to total estimated fish catch and the relative fair market value of the individual products produced. The Company adjusts the cost of sales, costs and inventory balances at the end of each quarter based on revised estimates of total inventoriable costs and fish catch. The Company’s lower-of-cost-or-market-value analyses at year-end and at interim periods compare the total estimated per unit production cost of the Company’s expected production to the projected per unit market prices of the products. The impairment analyses involve estimates of, among other things, future fish catches and related costs, and expected commodity prices for the fish products. These estimates, which management believes are reasonable and supportable, involve estimates of future activities and events which are inherently imprecise and from which actual results may differ materially.

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

Insurance

The Company carries insurance for certain losses relating to its vessels and Jones Act liabilities for employees aboard its vessels. The Company provides reserves for those portions of the Annual Aggregate Deductible for which the Company remains responsible by using an estimation process that considers Company-specific and industry data as well as management’s experience, assumptions and consultation with outside counsel. Management’s current estimated range of liabilities related to such cases is based on claims for which management can estimate the amount and range of loss. The Company has recorded the minimum estimated liability related to those claims, where there is a range of loss. As additional information becomes available, the Company will assess the potential liability related to its pending litigation and revise its estimates. Such revisions in estimates of the potential liability could materially impact the Company’s results of operations, financial position or cash flows.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

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

Property, Equipment and Depreciation

Property and equipment additions are recorded at cost. Depreciation of property and equipment is computed by the straight-line method at rates expected to amortize the cost of property and equipment, net of salvage value, over their estimated useful lives. Estimated useful lives of assets acquired new, determined as of the date of acquisition are as follows:

Useful Lives (years)
Fishing vessels and fish processing plants	15-20
Machinery, equipment, furniture, fixtures and other	3-10

Replacements and major improvements are capitalized; maintenance and repairs are charged to expense as incurred. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from the accounts. Any resulting gains or losses are included in the statement of operations.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

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

Comprehensive Income (Loss)

The components of other comprehensive loss, net of tax, included in shareholder’s equity are as follows:

	Three Months Ended March 31, 2004	Year Ended December 31, 2003
	(in thousands)
Cumulative Translation Adjustments	$(37)	$(38)
Minimum Pension Liability Adjustments	(5,885)	(5,885)

Accumulated Other Comprehensive Loss	$(5,922)	$(5,923)

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

At March 31, 2004 and December 31, 2003, the Company had cash deposits concentrated primarily in one major bank. In addition, the Company had Certificates of Deposit and commercial quality grade investments A2P2 rated or better with companies and financial institutions. As a result of the foregoing, the Company believes that credit risk in such investments is minimal.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Dollars in thousands, except per share amounts)

Earnings per Share

Basic earnings per common share was computed by dividing net earnings by the weighted average number of common shares outstanding during each period. Diluted earnings per common share was computed by dividing net earnings by the sum of the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if the dilutive potential common shares (in this case, exercise of the Company’s employee stock options) had been issued during each period as discussed in Note 10.

Recently Issued Accounting Standards

In January 2003, the FASB issued FIN No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” This standard clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, and addresses consolidation by business enterprises of variable interest entities (more commonly known as Special Purpose Entities or SPE’s). FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among the parties involved. FIN 46 also enhances the disclosure requirements related to variable interest entities. This statement is effective for variable interest entities created or in which an enterprises obtains an interest after January 31, 2003. FIN 46 was effective for the Company beginning December 15, 2003 for all interests in variable interest entities acquired before February 1, 2003. The initial adoption of FIN 46 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

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

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Dollars in thousands, except per share amounts)

The Company applies revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” It does not change the measurement or recognition of pension and other postretirement benefit plans. It requires additional disclosures to those in the original SFAS No. 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. It also requires disclosure of the components of net periodic benefit cost in interim financial statements. The revised disclosure requirements are required for financial statements with fiscal years ending after December 15, 2003 and the interim-period requirements are effective for interim periods beginning after December 15, 2003. See Note 11 to our unaudited condensed consolidated financial statements for the required disclosures about our pension plans and postretirement benefits.

Stock-Based Compensation

The Company has a stock-based employee compensation plan. The Company accounts for this plan under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and has adopted the disclosure-only provisions of SFAS No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FASB Statement No. 123.” No stock-based employee compensation cost is reflected in net earnings, because all options granted under this plan had an exercise price equal to or greater than the market value of the underlying common stock on the grant date.

The following table illustrates the effect on net earnings and net earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

	Three Months Ended March 31,
	(in thousands)
	2004	2003
Net income	$646	$2,647
Total stock-based employee compensation determined under fair value-based method, net	(79)	(192)

Pro forma net income	$567	$2,455

Net income per common share:
Basic – as reported	$0.03	$0.11

Basic – pro forma	$0.02	$0.10

Net income per common share:
Diluted – as reported	$0.02	$0.10

Diluted – pro forma	$0.02	$0.10

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Dollars in thousands, except per share amounts)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and those differences could have a material affect on the statements.

Note 2. Accounts Receivable

Accounts receivable as of March 31, 2004 and December 31, 2003 are summarized as follows:

	March 31, 2004	December 31, 2003
	(in thousands)
Trade	$8,807	$16,374
Insurance	2,831	2,646
Employee	82	32
Income tax	676	1,242
Other	269	271

Total accounts receivable	12,665	20,565
Less: allowance for doubtful accounts	(713)	(705)

Receivables, net	$11,952	$19,860

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Dollars in thousands, except per share amounts)

Note 3. Inventory

The major classes of inventory as of March 31, 2004 and December 31, 2003 are summarized as follows:

	March 31, 2004	December 31, 2003
	(in thousands)
Fish meal	$8,485	$21,963
Fish oil	2,038	7,666
Fish solubles	354	600
Off-season cost	17,633	5,348
Other materials & supplies	4,613	4,828

Total inventory	$33,123	$40,405

Inventory at March 31, 2004 and December 31, 2003 is stated at the lower of cost or market. The elements of off-season cost include plant and vessel related labor, utilities, rent, repairs and depreciation.

Note 4. Other Assets

Other assets as of March 31, 2004 and December 31, 2003 are summarized as follows:

	March 31, 2004	December 31, 2003
	(in thousands)
Fish nets	$719	$877
Insurance receivable, net of allowance for doubtful accounts	1,394	1,394
Title XI loan origination fee	305	312
Note receivable	30	376
Deposits	128	128

Total other assets, net	$2,576	$3,087

Amortization expense for fishing nets amounted to approximately $212,000 and $215,000 for the three months ended March 31, 2004 and 2003, respectively.

The Company carries insurance for certain losses relating to its vessels and Jones Act liability for employees aboard its vessels (collectively, “Vessel Claims Insurance”). The typical Vessel Claims Insurance policy contains an annual aggregate deductible (“AAD”) for which the Company remains responsible, while the insurance carrier is responsible for all applicable amounts which exceed the AAD. It is the Company’s policy to accrue current amounts due and record amounts paid out on each claim. Once payments exceed the AAD, the Company records an insurance receivable for a given policy year, net of allowance for doubtful accounts. As of March 31, 2004 and December 31, 2003 the allowance for doubtful insurance receivable accounts was $1.9 million, respectively.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Dollars in thousands, except per share amounts)

Note 5. Property and Equipment

Property and equipment at March 31, 2004 and December 31, 2003 are summarized as follows:

	March 31, 2004	December 31, 2003
	(in thousands)
Land	$6,302	$6,302
Plant assets	70,534	70,534
Fishing vessels	82,573	82,573
Furniture and fixtures	1,913	1,913
Construction in progress	12,222	7,884

Total property and equipment	173,544	169,206
Less: accumulated depreciation and impairment	(86,587)	(83,975)

Property and equipment, net	$86,957	$85,231

Depreciation expense for the three months ended March 31, 2004 and 2003 was $2.6 million and $2.3 million, respectively.

Note 6. Notes Payable and Long-Term Debt

At March 31, 2004 and December 31, 2003, the Company’s long-term debt consisted of the following:

	March 31, 2004	December 31, 2003
	(in thousands)
U.S. government guaranteed obligations (Title XI loan) collateralized by a first lien on certain vessels and certain plant assets:
Amounts due in installments through 2016, interest from 5.7% to 7.6%	$18,296	$18,658
Amounts due in installments through 2014, interest at Eurodollar rates of 1.6% and 1.6% at March 31, 2004 and December 31, 2003, respectively, plus 4.5%	441	441
Other debt at 7.9% to 7.9% at March 31, 2004 and December 31, 2003, respectively	62	72

Total debt	18,799	19,171
Less current maturities	(1,603)	(1,566)

Long-term debt	$17,196	$17,605

At March 31, 2004 and December 31, 2003, the estimated fair value of debt obligations approximated book value.

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

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Dollars in thousands, except per share amounts)

On December 20, 2000 the Company entered into a three-year $20 million revolving credit agreement with Bank of America, N.A. (the “Credit Facility”). Borrowings under this facility may be used for working capital and capital expenditures. On May 19, 2003, the Company amended the existing Credit Facility and among other things, these amendments extended the maturity until December 20, 2006, deleted certain existing financial covenants and added certain affirmative covenants such as, a Leverage Ratio covenant not to exceed 3 to 1 at any time and a Fixed Charge Coverage Ratio covenant not to be less than 1 as of the end of each month, measured for the twelve-month period then ended. The Company is required to comply with the financial covenants from and after the last day of any month in which the Credit Facility’s availability is less than $3 million on any date or the Credit Facility’s availability averages less than $6 million for any calendar month. A commitment fee of 50 basis points per annum is payable on the unused portion of the Credit Facility. If at any time the Company’s loan outstanding under the Credit Facility is $5 million or greater, the commitment fee on the unused portion shall be 25 basis points per annum. Applicable interest is payable at alternative rates of LIBOR plus 2.25% or Prime plus 0%. The applicable interest note will be adjusted (up or down) prospectively on a quarter basis from LIBOR plus 2.25% to LIBOR plus 2.75% or at the Company’s option, Prime plus 0% to Prime plus 0.25%, depending upon the Fixed Charge Coverage Ratio being greater than 2.5 times to less than or equal to 1.5 times, respectively. The Credit Facility is collateralized by all of the Company’s trade receivables, inventory and equipment. In addition, the Credit Facility does not allow for the payment of cash dividends or stock repurchases and also limits capital expenditures and investments. As of March 31, 2004 the Company had no borrowings outstanding under the Credit Facility. At March 31, 2004 and December 31, 2003, the Company had outstanding letters of credit totaling approximately $2.7 million and $2.6 million, respectively, issued primarily in support of worker’s compensation insurance programs.

Note 7. Accrued Liabilities

Accrued liabilities as of March 31, 2004 and December 31, 2003 are summarized as follows:

	March 31, 2004	December 31, 2003
	(in thousands)
Salary and benefits	$2,739	$5,156
Insurance	4,205	4,205
Trade creditors	2,184	2,135
Taxes, other than income tax	372	12
Other	73	50

Total accrued liabilities	$9,573	$11,558

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Dollars in thousands, except per share amounts)

Note 8. Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended March 31,
	2004	2003
	(in thousands)
Net income	$646	$2,647
Foreign translation adjustment, net of tax	1	—

Total comprehensive income	$647	$2,647

Note 9. Commitments and Contingencies

Capital Commitments

The Company has committed approximately $17 million to build a new 100 – metric ton per day fish oil processing facility at its Reedville, Virginia location. The commitments covered by this agreement aggregate approximately $7 million and $10 million for 2003 and 2004, respectively. As of March 31, 2004 the Company has incurred $8.5 million related to its Reedville processing facility.

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

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Dollars in thousands, except per share amounts)

Environmental Matters

The Company may be subject to various possible claims and lawsuits regarding environmental matters from time to time. Management believes that costs, if any, related to these matters will not have a material adverse effect on the results of operations, cash flows or financial position of the Company.

Note 10. Reconciliation of Basic and Diluted Per Share Data (in thousands except per share data)

	Earnings (Numerator)	Shares (Denominator)	Per Share Data
Three Months Ended March 31, 2004
Net earnings	$646

Basic earnings per common share:
Earnings available to common shareholders	$646	24,405	$0.03

Effect of dilutive securities:
Stock options assumed exercised	—	1,938

Diluted earnings per common share:
Earnings available to common shareholders plus stock options assumed exercised	$646	26,343	$0.02

	Earnings (Numerator)	Shares (Denominator)	Per Share Data
Three Months Ended March 31, 2003
Net Earnings	$2,647

Basic earnings per common share:
Earnings available to common shareholders	$2,647	23,983	$0.11

Effect of dilutive securities:
Stock options assumed exercised	—	1,450

Diluted earnings per common share:
Earnings available to common shareholders plus stock options assumed exercised	$2,647	25,433	$0.10

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Dollars in thousands, except per share amounts)

Options to purchase 2,129,800 shares of common stock at prices ranging from $7.86 to $17.25 per share were outstanding during the three months ended March 31, 2004, but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the shares during that period.

Options to purchase 2,229,000 shares of common stock at prices ranging from $4.70 to $17.25 and were outstanding during the three months ended March 31, 2003, but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the shares during that period.

NOTE 11. Components of Net Periodic Benefit Cost

	For the three months ended March 31,
	2004	2003
Service Cost	$—	$—
Interest Cost	367	403
Expected return on plan assets	(354)	(288)
Amortization of prior service costs	—	—
Amortization of net (gain) loss	161	248

Net periodic pension cost	$174	$363

The Company previously disclosed in its financial statements for the year ended December 31, 2003 that it expected to contribute $939,000 to its pension plan in 2004. As of March 31, 2004, no contributions have been made and at this point in time, the Company anticipates this fiscal 2004 contribution to be zero due to the enactment of the Pension Funding Equity Act of 2004.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Dollars in thousands, except per share amounts)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking statements in this Form 10-Q, future filings by the Company with the Securities and Exchange Commission (the “Commission”), the Company’s press releases and oral statements by authorized officers of the Company are intended to be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the risks set forth under the caption “Risk Factors and Significant Factors that May Affect Forward-Looking Statements” appearing in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Company believes that forward-looking statements made by it are based on reasonable expectations; however, no assurances can be given that actual results will not differ materially from those contained in such forward-looking statements. Forward-looking statements involve statements that are predictive in nature, which depend upon or refer to future events or conditions, or which include the words “estimate,” “project,” “anticipate,” “expect,” “predict,” “assume,” “believe,” “could,” “would,” “hope,” “may,” and similar expressions.

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

The Company produces and sells a variety of protein and oil products derived from menhaden, a species of wild herring-like fish found along the Gulf of Mexico and Atlantic coasts. The fish is not genetically modified or genetically enhanced. The Company processes several grades of fish meal (regular or “FAQ” meal and specialty meals), as well as fish oil and fish solubles. The Company’s fish meal products are primarily used as a protein ingredient in animal feed for swine, cattle, aquaculture and household pets. Fish oil is utilized for animal and aquaculture feeds, industrial applications, and additives to human food products. The Company’s fish solubles are sold primarily to livestock feed manufacturers, aquaculture feed manufacturers and for use as an organic fertilizer. All of the Company’s products contain healthy long-chain Omega-3 fatty acids. Omega-3 fatty acids are commonly referred to as “essential fatty acids” because the body does not produce them. Instead, essential fatty acids must be obtained from outside sources, such as food or special supplements. Long-chain Omega-3s are also commonly referred to as a “good fat” for their health benefits, as opposed to the “bad fats” that create or aggravate health conditions through long-term consumption. Scientific research suggest that long-chain Omega-3s as part of a balanced diet may provide significant benefits for health issues such as cardiovascular disease, inflammatory conditions and other ailments. Under its patented production process, the Company produces OmegaPureTM , a taste-free, odorless refined fish oil that is the only marine source of long-chain Omega-3’s directly affirmed by the U.S. Food and Drug Administration (“FDA”) as a food ingredient which is Generally Recognized as Safe (“GRAS”). See “—Products” in Part I Item 1 and 2 of the Company’s Form 10-K Annual Report for the year ended December 31, 2003.

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

The Company operates through three material subsidiaries: Omega Protein, Inc., Omega Shipyard, Inc. and Omega Protein Mexico, S. de R.L. de C.V. (“Omega Mexico”). Omega Protein, Inc. is the Company’s principal operating subsidiary for its menhaden processing business and is the successor to a business conducted since 1913. Omega Shipyard, Inc. owns a drydock facility in Moss Point, Mississippi, which is used to provide shoreside maintenance for the Company’s fishing fleet and, subject to outside demand and excess capacity, third-party vessels. Revenues from shipyard work for third-party vessels for the three months ended March 31, 2004 were not material. Omega Mexico is a new subsidiary formed in 2002 for the Company’s meal and oil sales and purchases in Mexico. The Company also has a number of other immaterial direct and indirect subsidiaries. Three former subsidiaries, Protein Operating Company, Protein USA Company and Protein Securities Company, were merged into Omega Protein, Inc. in 2003.

OMEGA PROTEIN CORPORATION

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

The Company’s Corporate Governance Guidelines, Code of Business Conduct and Ethics, Code of Ethics for Financial Professionals, as well as the Charters for the Board’s Audit Committee, Compensation Committee, Corporate Governance Committee and Scientific Committee, are available at the Company’s website. These Guidelines, Codes and Charters are not incorporated by reference in this report. The Company will provide a copy of these documents to stockholders upon request.

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

The fish catch is processed into FAQ grade fish meal, specialty fish meals, fish oils and fish solubles at the Company’s four operating plants located in Virginia, Mississippi and Louisiana. The Company utilized 38 fishing vessels, 2 carry vessels and 34 spotter craft in the harvesting operations during 2003. Menhaden are harvested offshore the U.S. mid-Atlantic and Gulf of Mexico coasts. In 2000, the Company converted several of its fishing vessels to “carry vessels” that do not engage in active fishing but instead carry fish from the Company’s offshore fishing vessels to its plants. Utilization of carry vessels increases the amount of time that certain of the Company’s fishing vessels remain offshore fishing productive waters and therefore increases the Company’s fish catch per vessel employed. The carry vessels have reduced crews and crew expenses and incur less maintenance cost than the actual fishing vessels.

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

OMEGA PROTEIN CORPORATION

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

OMEGA PROTEIN CORPORATION

During 2002, the Company developed a business plan to expand its purchase and resale of other manufacturers’ fish meal and fish oil products and engaged a full-time consultant to implement the Company’s business plan which focused initially on the purchase and resale of Mexican fish meal and fish oil. In 2002, revenues generated from these types of transactions represented less than 1% of total Company revenues. During 2003, the Company’s fish catch and resultant product inventories were reduced, primarily due to adverse weather conditions. The Company supplemented its inventories and subsequent sales by purchasing other fish meal products (primarily Panamanian fish meal, Mexican fish meal and oil and U.S. menhaden oil). Although operating margins from these activities are less than the margins typically generated from the Company’s base domestic production, these operations provide the Company with a source of fish meal and oil to sell into other markets where the Company has not historically had a presence. The Company purchased products totaling approximately 3,100 and 12,500 tons, or approximately 7% and 5% of total volume sales for the quarter ending March 31, 2004 and the fiscal year ended December 31, 2003, respectively.

Historically, approximately 35% to 40% of Omega’s FAQ grade fish meal was sold on a two-to-twelve-month forward contract basis. The balance of FAQ grade fish meal and other products was substantially sold on a spot basis through purchase orders. In 2002, the Company began a similar forward sales program for its specialty grade meals and crude fish oil due to increasing demand for these products. During 2003, approximately 50% of its specialty meals and crude fish oil had been sold on a forward contract basis and the Company expects similar volumes to be forward sold in 2004. The Company’s annual revenues are highly dependent on both annual fish catch and inventories and, in addition, inventory is generally carried over from one year to the next year. The Company determines the level of inventory to be carried over based on prevailing market prices of the products, and sales volumes that will fluctuate from quarter to quarter and year to year. The Company’s fish meal products have a useable life of approximately one year from date of production; however, the Company typically attempts to empty its warehouses of the previous season’s meal products by the second or third month of the new fishing season. The Company’s crude fish oil products do not lose efficacy unless exposed to oxygen and, therefore, their storage life typically is longer than that of fish meal.

The following table sets forth the Company’s revenues by product (in millions) and the approximate percentage of total revenues represented thereby, for the indicated periods:

	Three Months Ended March 31,
	2004		2003
	Revenues	Percent	Revenues	Percent
Regular Grade	$4.3	17.1%	$3.5	14.0%
Special Select	9.4	37.5	9.6	38.2
Sea-Lac	3.9	15.5	3.4	13.5
Crude Oil	6.0	23.9	7.2	28.7
Refined Oil	1.0	4.0	0.8	3.2
Fish Solubles	0.5	2.0	0.6	2.4

Total	$25.1	100.0%	$25.1	100.0%

The marine protein and oil business is subject to significant competition from producers of vegetable and other animal protein products and oil products such as Archer Daniels Midland and Cargill. In addition, the Company competes with smaller domestic privately-owned menhaden fishing companies and international marine protein and oil producers, including Scandinavian herring processors and South American anchovy and sardine processors. Many of these competitors have greater financial resources and more extensive operations than the Company. Omega competes on price, quality and performance characteristics of its products, such as protein level and amino acid profile in the case of fish meal. The principal competition for the Company’s fish meal and fish solubles is from other global production of marine proteins as well as other protein

OMEGA PROTEIN CORPORATION

sources such as soybean meal and other vegetable or animal protein products. The Company believes, however, that these other non-marine sources are not complete substitutes because fish meal offers nutritional values not contained in such other sources. Other globally produced fish oils provide the primary market competition for the Company’s fish oil, as well as soybean and palm oil, from time to time.

Fish meal prices have historically borne a relationship to prevailing soybean meal prices, while prices for fish oil are generally influenced by prices for vegetable fats and oils, such as soybean and palm oils. Thus, the prices for the Company’s products are established by worldwide supply and demand relationships over which the Company has no control and tend to fluctuate significantly over the course of a year, and from year to year.

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

The Company announced in April, 2003, that it had committed to build a new 100-metric ton per day fish oil processing facility at its Reedville, Virginia location. Construction on the project began in June 2003, with projected completion in the summer of 2004 and will cost approximately $17 million. The Company currently anticipates that it will fund the project through its available cash balances.

Omega had an unrestricted cash balance of $47.1 million at March 31, 2004, up $11.7 million from December 31, 2003. This increase was due primarily to operating profits as a result of increased selling prices for the Company’s products and changes in working capital balances. The Company’s liquidity is greatly influenced by the selling prices received for its products. Should the Company experience decreased pricing in the future, as it experienced in 1999 and 2000, liquidity would decline and the Company would possibly have to utilize its working capital credit facility. The Company’s long-term debt at March 31, 2004 and December 31, 2003 was $17.2 million and $17.6 million, respectively. Current maturities attributable to the Company’s long-term debt were $1.6 million at both March 31, 2004 and December 31, 2003. The Company did not utilize its working capital credit facility during the first three months of 2004 or 2003 other than for $2.7 million and $2.6 million, respectively, in standby letters of credit. As of March 31, 2004, the Company

OMEGA PROTEIN CORPORATION

had $17.3 million available under its working capital credit facility. The Company has no off-balance sheet arrangements other than normal operating leases and standby letters of credit.

The following tables aggregate information about the Company’s contractual cash obligations and other commercial commitments (in thousands) as of March 31, 2004:

	Payments Due by Period
Contractual Cash Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years
Long Term Debt	$18,799	$1,603	$3,392	$3,853	$9,951
Operating Leases	1,263	478	367	189	229
Minimum Pension Liability	8,917	—	—	—	8,917

Total Contractual Cash Obligations	$28,979	$2,081	$3,759	$4,042	$19,097

	Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years
Credit Facility (1)	$17,283	$—	$—	$—	$—
Standby Letters of Credit	2,717	2,717	—	—	—
Construction Commitment (2)	8,500	8,500	—	—	—

Total Commercial Commitments	$28,500	$11,217	$—	$—	$—

(1)	As of March 31, 2004, the Company had no outstanding borrowings outstanding under the $20 million Credit Facility other than $2.7 million in stand-by letters of credit.
(2)	The Company announced on April 15, 2003 that it had committed to build a new 100-metric ton per day fish oil processing facility at its Reedville, Virginia location. Construction on the project began in June 2003, with projected completion in summer of 2004 and a projected cost of approximately $17 million. The Company currently anticipates that it will fund the project through its available cash balances. As of March 31, 2004 the Company had incurred $8.5 million related to its Reedville processing facility.

Investing activities used $4.3 million and $3.4 million for the quarters ended March 31, 2004 and 2003 respectively. The Company’s investing activities consists mainly of capital expenditures for equipment purchases, replacements, and vessel refurbishments and a fish oil processing facility. The Company anticipates making approximately $20.7 million in capital expenditures in 2004, of which approximately $10.8 million will be dedicated to the new fish oil processing facility and the remainder will be used to refurbished vessels and plant assets and to repair certain equipment.

Net, financing activities used $311,000 and $99,000 during the quarters ended March 31, 2004 and 2003, respectively. The exercise of stock options provided proceeds of $61,000 and $210,000 for the quarters ended March 31, 2004 and 2003, respectively.

On December 20, 2000 the Company entered into a three-year $20 million revolving credit agreement with Bank of America, N.A. (the “Credit Facility”). Borrowings under this facility may be used for working capital and capital expenditures. On May 19, 2003, the Company amended the existing Credit Facility and among other things, these amendments extended the maturity until December 20, 2006, deleted certain existing financial covenants and added certain affirmative covenants such as, a Leverage Ratio covenant not to exceed 3 to 1 at any time and a Fixed Charge Coverage Ratio covenant not to be less than 1 to 1 as of the end of each month,

OMEGA PROTEIN CORPORATION

measured for the twelve-month period then ended. The Company is required to comply with the financial covenants from and after the last day of any month in which the Credit Facility’s availability is less than $3,000,000 on any date, or the Credit Facility’s availability averages less than $6,000,000 for any calendar month. A commitment fee of 50 basis points per annum is payable on the unused portion of the Credit Facility. If at any time the Company’s loan outstanding under the Credit Facility is $5 million or greater, the commitment fee on the unused portion shall be 25 basis points per annum. Applicable interest is payable at alternative rates of LIBOR plus 2.25% or Prime plus 0%. The applicable interest rate shall be adjusted (up or down) prospectively on a quarterly basis from LIBOR plus 2.25% to LIBOR plus 2.75% or, at the Company’s option, Prime plus 0% to Prime plus 0.25%, depending upon the Fixed Charge Coverage Ratio being greater than 2.5 times to less than or equal to 1.5 times, respectively. The Credit Facility is collateralized by all of the Company’s trade receivables, inventory and equipment. In addition, the Credit Facility does not allow for the payment of cash dividends or stock repurchases and also limits capital expenditures and investments. The Company was in compliance with the Credit Facility covenants at March 31, 2004. As of March 31, 2004, the Company had no cash borrowings outstanding under the Credit Facility other than $2.7 million in stand-by letters of credit.

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

OMEGA PROTEIN CORPORATION

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

OMEGA PROTEIN CORPORATION

Overview of Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions discussed herein and in the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003. The following estimates and assumptions are both most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective or complex judgment.

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein, including estimates about the effects of matters or future events that are inherently uncertain. The most significant of these requiring difficult or complex judgments in any particular period involve the costing of inventory, including inventory lower-of-cost-or-market analyses and the Company’s accounting for various losses on self-insurance retentions. The estimates and assumptions, which management believes are reasonable and supportable, involve estimates of future activities and events which are inherently imprecise and from which actual results may differ materially. Revisions in such estimates or actual results could materially impact the Company’s results of operation and financial position.

Inventories

Inventory is stated at the lower of cost or market. The Company’s fishing season runs from mid-April to the first of November in the Gulf of Mexico and from the beginning of May into December in the Atlantic. Government regulations generally preclude the Company from fishing during the off-seasons.

The Company’s inventory cost system considers all costs associated with an annual fish catch and its processing, both variable and fixed and includes both costs incurred during the off-season and during the fishing season. The Company’s costing system allocates cost to inventory quantities on a per unit basis as calculated by a formula that considers total estimated inventoriable costs for a fishing season (including costs) to total estimated fish catch and the relative fair market value of the individual products produced. The Company adjusts the cost of sales, costs and inventory balances at the end of each quarter based on revised estimates of total inventoriable costs and fish catch. The Company’s lower-of-cost-or-market-value analyses at year-end and at interim periods compares to total estimated per unit production cost of the Company’s expected production to the projected per unit market prices of the products. The impairment analyses involve estimates of, among other things, future fish catches and related costs, and expected commodity prices for the fish products. These estimates, which management believes are reasonable and supportable, involve estimates of future activities and events which are inherently imprecise and from which actual results may differ materially. Revisions in such estimates or actual results could materially impact the Company’s results of operation and financial position.

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

OMEGA PROTEIN CORPORATION

Insurance

As mentioned previously, the Company carries insurance for certain losses relating to its vessels and Jones Act liabilities for employees aboard its vessels. The Company provides reserves for those portions of the AAD for which the Company remains responsible by using an estimation process that considers Company-specific and industry data as well as management’s experience, assumptions and consultation with outside counsel. Management’s current estimated range of liabilities related to such cases is based on claims for which management can estimate the amount and range of loss. The Company has recorded the minimum estimated liability related to those claims, where there is a range of loss. As additional information becomes available, the Company assesses the potential liability related to its pending litigation and revises its estimates. Such revisions in estimates for potential liability could materially impact the Company’s results of operation, financial position or cash flows.

Pension

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

Results of Operations

The following table sets forth as a percentage of revenues certain items of the Company’s operations for each of the indicated periods.

	Three Months Ended March 31,
	2004	2003
Revenues	100.0%	100.0%
Cost of sales	85.3	74.4

Gross profit	14.7	25.6
Selling, general and administrative expense	9.9	8.8

Operating income	4.8	16.8
Interest expense, net	(0.7)	(0.6)
Other expense, net	(0.2)	0.1

Income before income taxes	3.9	16.3
Provision for income taxes	1.3	5.8

Net income	2.6%	10.5%

OMEGA PROTEIN CORPORATION

Interim Results for the First Quarters ended March 31, 2004 and March 31, 2003

Revenues. Revenues decreased $45,000 for the quarter ended March 31, 2004 as compared to the quarter ended March 31, 2003. Prices for the Company’s fish meal and fish oil increased 3.4% and 4.9%, respectively. The Company attributes the higher fish meal and fish oil prices to lower available world supplies of fish meal and oil and significant price increases in the global protein and fat markets. The increase in prices was partially offset by lower sales volumes of 17.7% for the Company’s fish oil. The lower fish oil volumes were primarily attributable to reduced fish catch and production in the prior fiscal year.

Cost of Sales. Cost of sales, including depreciation and amortization, for the current quarter ended March 31, 2004 was $21.4 million, a 14.4% increase from $18.7 million for the quarter ended March 31, 2003. Cost of sales as a percentage of revenues increased 10.9% to 85.3% for the quarter ended March 31, 2004 as compared to the corresponding period in 2003. The increase in cost of sales as a percentage of revenues was primarily due to higher fiscal 2003 costs of production due to reduced fish catch, brought about by adverse weather conditions along the Atlantic Coast and Gulf of Mexico, combined with lower oil yields for the Gulf of Mexico fish.

Gross Profit. Gross profit margins decreased 42.2% from a $6.4 million gross profit in the quarter ended March 31, 2003 as compared to $3.7 million in the current quarter ended March 31, 2004. The decrease in gross profit margins was primarily due to higher cost inventories carried forward from fiscal 2003.

Selling, general and administrative expenses. Selling, general, and administrative expenses increased $266,000 from $2.2 million in the first quarter ended March 31, 2003 compared to $2.5 million for the current quarter ended March 31, 2004. This increase was attributable primarily to increased consulting expenditures related to the Company’s governmental relations program and increased marketing expenditures.

Operating income. As a result of the factors discussed above, the Company’s operating income decreased $3.0 million or 71.4% from an operating income $4.2 million for the quarter ended March 31, 2003 to an operating income of $1.2 million for the quarter ended March 31, 2004. As a percentage of revenues, operating income decreased 12% for the current quarter ended March 31, 2004.

Interest expense, net. Interest expense, net increased $33,000 for the current quarter ended March 31, 2004 as compared to the quarter ended March 31, 2003. The increase in interest expense, net was primarily due to interest expense on additional Title XI loans secured by the Company and in effect during the current quarter ended March 31, 2004 as compared to the quarter ended March 31, 2003.

Other expense, net. Other expense, net increased $77,000 in the current quarter ended March 31, 2004 as compared to the quarter ended March 31, 2003. The increase was primarily due to gains on the disposal of Company assets that offset other expenses in the quarter ended March 31, 2003.

Provision for income taxes. The Company recorded a $323,000 provision for income taxes for the first quarter of 2004, representing an effective tax rate of 33% for income taxes. The effective tax rate for 2004 was reduced below the statutory rate due mainly to the partial exclusion of income on foreign sales. The provision for income taxes for the corresponding period reflected an effective tax rate of 36%. The increased effective tax rate for the 2003 period is due to the Company not recognizing any extraterritorial income tax benefit due to the then congressional discussions aimed towards eliminating the benefit. The Company believes that it is more probable than not that the recorded estimated deferred tax asset benefits and state operating loss carry-forwards will be realized. The statutory tax rate of 34% for U.S. federal taxes was in effect for the current quarter ended March 31, 2004 and 2003.

OMEGA PROTEIN CORPORATION

Seasonal and Quarterly Results

The Company’s menhaden harvesting and processing business is seasonal in nature. The Company generally has higher sales during the menhaden harvesting season (which includes the second and third quarter of each fiscal year) due to increased product availability. Prices during the fishing season tend to be lower than during the. As a result, the Company’s quarterly operating results have fluctuated in the past and may fluctuate in the future. In addition, from time to time the Company defers sales of inventory based on worldwide prices for competing products that affect prices for the Company’s products which may affect comparable period comparisons.

Risk Factors and Significant Factors That May Affect Forward-Looking Statements

The Company wishes to caution investors that the following significant factors, and those factors described elsewhere in this Report, other filings by the Company with the SEC from time to time and press releases issued by the Company, could affect the Company’s actual results which may differ materially from those expressed in any forward-looking statements made by or on behalf of the Company:

1.	The Company’s ability to meet its raw material requirements through its annual menhaden harvest, which is subject to fluctuation due to natural conditions over which the Company has no control, such as varying fish population, adverse weather conditions and disease.

2.	The impact on the Company if its spotter aircraft are prohibited or restricted from operating in their normal manner during the Company’s fishing season. For example, as a direct result of the September 11, 2001 terrorist attacks, the Secretary of Transportation issued a federal ground stop order that grounded certain aircraft (including the Company’s fish-spotting aircraft) for approximately nine days. This loss of spotter aircraft coverage severely hampered the Company’s ability to locate menhaden fish during this nine-day period and thereby reduced its amount of saleable product.

3.	The impact on the prices for the Company’s products of worldwide supply and demand relationships over which the Company has no control and which tend to fluctuate to a significant extent over the course of a year and from year to year. The products that influence the supply and demand relationship are world supplies of fish meal made from other fish species, animal proteins and fats, palm oil, soy meal and oil, and other edible oils.

4.	The impact of a violation by the Company of federal, state and local laws and regulations relating to menhaden fishing and the protection of the environment and the health and safety of its employees or of the adoption of new laws or regulations at federal, state or local levels that restrict or prohibit menhaden or purse-seine fishing, or stricter interpretations of existing laws or regulations that materially adversely affect the Company’s business.

5.	The impact of the enactment of increasingly stringent regulations regarding contaminants in fish meal or fish oil by foreign countries or the United States. More stringent regulations may result in: (a) the Company’s incurrence of additional capital expenditures on contaminant reduction technology in order to meet the requirements of those jurisdictions, and possibly higher production costs for Company’s products, or (b) the Company’s withdrawal from marketing its products in those jurisdictions.

OMEGA PROTEIN CORPORATION

6.	The impact on the Company if it cannot harvest menhaden in U.S. jurisdictional waters if the Company fails to comply with U.S. citizenship ownership requirements.

7.	Risks inherent in the Company’s attempt to expand into sales of refined, food grade fish oils for consumption in the U.S., including the unproven market for this product.

8.	Fluctuations in the Company’s quarterly operating results due to the seasonality of the Company’s business and the Company’s deferral of sales of inventory based on worldwide prices for competing products.

9.	The ability of the Company to retain and recruit key officers and qualified personnel, vessel captains and crewmembers.

10.	Risks associated with the strength of local currencies of the countries in which its products are sold, changes in social, political and economic conditions inherent in foreign operations and international trade, including changes in the law and policies that govern foreign investment and international trade in such countries, changes in U.S. laws and regulations relating to foreign investment and trade, changes in tax or other laws, partial or total expatriation, currency exchange rate fluctuations and restrictions on currency repatriation, the disruption of labor, political disturbances, insurrection or war and the effect of requirements of partial local ownership of operations in certain countries.

11.	In the future the Company may undertake acquisitions, although there is no assurance this will occur. Further, there can be no assurance that the Company will be able to profitably manage future businesses it may acquire or successfully integrate future businesses it may acquire into the Company without substantial costs, delays or other problems which could have a material adverse effect on the Company’s business, results of operations and financial condition.

12.	A general hardening of the world insurance markets in recent years has made the Company’s insurance more costly and is likely to continue to increase the Company’s cost of insurance. The Company has elected to increase its deductibles and self-retentions in order to achieve lower insurance premium costs. These higher deductibles and self-retentions will expose the Company to greater risk of loss if claims occur.

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

Although the Company sells products in foreign countries, substantially all of the Company’s revenues are billed and paid for in US dollars. As a result, management does not believe that the Company is exposed to any significant foreign country currency exchange risk, and the Company does not utilize market risk sensitive instruments to manage its exposure to this risk.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Repurchases of Equity Securities

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

OMEGA PROTEIN CORPORATION

Item 5. Other Information

On April 21, 2004, the Board of Directors elected Harry O. Nicodemus, IV, age 56, as a member of the Board of Directors of the Company and as Chairman of the Company’s Audit Committee and Chairman of the Company’s newly created Corporate Governance Committee. Mr. Nicodemus will serve as a Class I director with a term that expires at the 2005 Annual Stockholders Meeting. As a result, the Company’s Board has increased from six to seven members, the Audit Committee consist of Mr. Nicodemus (Chairman), Dr. Gary Allee and Dr. William E. Lands, and the newly created Corporate Governance Committee consists of Mr. Nicodemus (Chairman) and Paul M. Kearns.

Mr. Nicodemus has served since November 2003 as Vice President, Chief Financial Officer, Chief Accounting Officer, Secretary, and Compliance Officer of Equus Capital Management Corporation, a financial advisor for Equus II Incorporated which is a publicly-traded business development company with investments in privately owned businesses and venture capital firms. From October 1999 to December 2002, Mr. Nicodemus was Vice President and Chief Accounting Officer of US Liquids, Inc., a national provider of liquid waste management services. From February 1997 until August 1999, Mr. Nicodemus was the Chief Financial Officer of American Residential Services, Inc., a residential and commercial heating, air conditioning, plumbing and electrical services company. Mr. Nicodemus is a certified public accountant.

The Board of Directors has determined Mr. Nicodemus to be “independent” as defined by the NYSE listing standards, the standards set by the Securities Exchange Act of 1934, as amended by the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”), as well as the definition of “independent director” established by the Board. The Board of Directors has determined that Mr. Nicodemus is an “audit committee financial expert” as that term is used in applicable SEC regulations.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit No.	Description of Exhibit

31.1	Rule 13a-14(a)/15(d)-14(a) Certification for Chief Executive Officer.

31.2	Rule 13a-14(a)/15(d)-14(a) Certification for Chief Financial Officer.

32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

Form 8-K dated February 27, 2004 (reporting earnings for 2003)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMEGA PROTEIN CORPORATION (Registrant)

April 29, 2004	By:	/s/ ROBERT W. STOCKTON

(Executive Vice President, Chief Financial Officer)