Form 10-Q
period 2004-06-30
OMEGA PROTEIN CORP
filed 2004-07-29
CIK 1053650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-14003

OMEGA PROTEIN CORPORATION

(Exact name of Registrant as specified in its charter)

State of Nevada	76-0562134
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1717 St. James Place, Suite 550 Houston, Texas	77056
(Address of principal executive offices)	(Zip Code)

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

Number of shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, on July 27, 2004: 24,457.209

OMEGA PROTEIN CORPORATION

OMEGA PROTEIN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

(Dollars in thousands, except per share amounts)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements and Notes

	June 30, 2004	December 31, 2003
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$35,625	$35,374
Receivables, net	13,906	19,860
Amounts due from majority owner	109	108
Inventories	41,891	40,405
Deferred tax assets, net	—	178
Prepaid expenses and other current assets	1,769	1,520

Total current assets	93,300	97,445

Other assets	3,762	3,087

Deferred tax assets, net	996	405

Property and equipment, net	92,781	85,231

Total assets	$190,839	$186,168

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$1,617	$1,566
Accounts payable	1,251	3,384
Deferred tax liabilities, net	1,621	—
Accrued liabilities	14,462	11,558

Total current liabilities	18,951	16,508

Long-term debt	16,783	17,605
Pension liabilities, net	7,186	6,838

Total liabilities	42,920	40,951

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 10,000,000 shares; none issued	—	—
Common stock, $0.01 par value; authorized 80,000,000 shares; 24,863,109 shares and 24,801,549 shares issued and outstanding, respectively	249	248
Capital in excess of par value	113,933	113,690
Retained earnings	41,710	39,237
Accumulated other comprehensive loss	(5,938)	(5,923)
Common stock in treasury, at cost – 413,100 shares	(2,035)	(2,035)

Total stockholders’ equity	147,919	145,217

Total liabilities and stockholders’ equity	$190,839	$186,168

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OMEGA PROTEIN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands, except per share amount)
Revenues	$26,456	$27,292	$51,512	$52,393
Cost of sales	21,063	21,114	42,445	39,793

Gross profit	5,393	6,178	9,067	12,600
Selling, general, and administrative expense	2,418	2,283	4,880	4,479

Operating income	2,975	3,895	4,187	8,121
Interest expense, net	(184)	(165)	(371)	(319)
Other expense, net	(50)	(51)	(106)	(30)

Income before income taxes	2,741	3,679	3,710	7,772
Provision for income taxes	914	1,299	1,237	2,745

Net income	$1,827	$2,380	$2,473	$5,027

Basic earnings per share	$0.07	$0.10	$0.10	$0.21

Weighted average common shares outstanding	24,431	24,122	24,418	24,053

Diluted earnings per share	$0.07	$0.09	$0.09	$0.20

Weighted average common shares and common share equivalents outstanding	26,507	25,655	26,425	25,545

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OMEGA PROTEIN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in thousands, except per share amounts)

	Six Months Ended June 30,
	2004	2003
	(in thousands)
Cash flows provided by (used in) operating activities:
Net income	$2,473	$5,027
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on disposal of assets, net	4	(77)
Provision for losses on receivables	15	55
Depreciation and amortization	6,038	5,927
Deferred income taxes	1,237	2,745
Changes in assets and liabilities:
Receivables	5,939	(3,433)
Amounts due from majority owner	(1)	2
Inventories	(1,486)	(4,217)
Accounts payable and accrued liabilities	2,392	1,643
Other, net	(3,184)	(689)

Total adjustments	10,954	1,956

Net cash provided by operating activities	13,427	6,983

Cash flows provided by (used in) investing activities:
Proceeds from sale of assets, net	62	83
Capital expenditures	(12,640)	(7,265)

Net cash used in investing activities	(12,578)	(7,182)

Cash flows provided by (used in) financing activities:
Principal payments of short and long-term debt obligations	(771)	(624)
Proceeds from stock options exercised	188	574

Net cash used in financial activities	(583)	(50)

Effect of exchange rate on cash	(15)	—

Net increase (decrease) in cash and cash equivalents	251	(249)

Cash and cash equivalents at beginning of year	35,374	33,450

Cash and cash equivalents at end of period	$35,625	$33,201

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OMEGA PROTEIN CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share amounts)

	Common Stock		Capital Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock Amount	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2003	24,802	$248	$113,690	$39,237	$(5,923)	$(2,035)	$145,217
Issuance of common stock	61	1	243	—		—	244
Comprehensive income:
Net income	—	—	—	2,473	—	—	2,473
Other comprehensive income:
Foreign currency translation adjustment, net of tax benefit	—	—	—	—	(15)	—	(15)

Total comprehensive income	—	—	—	2,473	(15)	—	2,458

Balance at June 30, 2004	24,863	$249	$113,933	$41,710	$(5,938)	$(2,035)	$147,919

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

In the opinion of management the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly the Company’s consolidated financial position as of June 30, 2004, and the results of its operations and its cash flows for the six-month periods ended June 30, 2004 and 2003. Operating results for the three-and six-months periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

Consolidation

The consolidated financial statements include the accounts of Omega and its wholly and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company has reclassified certain amounts previously reported to conform with the presentation at June 30, 2004.

Revenue Recognition

The Company recognizes revenue for the sale of its products when title and rewards of ownership to its products are transferred to the customer, which typically occurs upon shipment.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Dollars in thousands, except per share amounts)

Cash and Cash Equivalents

The Company considers cash in banks and highly liquid investments with original maturities of three months or less as cash and cash equivalents.

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

Accounting for the Impairment of Long-Lived Assets

The Company evaluates at each balance sheet date for continued appropriateness the carrying value of its long-lived assets including its long-term receivables and property, plant and equipment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposals of Long-Lived Assets.” This review is based on management projections of anticipated undiscounted future cash flows of the related asset or asset grouping. If indicators of impairment are present, management would evaluate the undiscounted cash flows estimated to be generated by those assets compared to the carrying amount of those items. The net carrying value of assets not recoverable is reduced to fair value. The Company considers continued operating losses, or significant and long-term changes in business conditions, to be its primary indictors of potential impairment. In measuring impairment, the Company looks to quoted market prices, if available, or the best information available in the circumstances.

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

Comprehensive Income (Loss)

The components of other comprehensive loss, net of tax, included in shareholder’s equity are as follows:

	June 30, 2004	December 31, 2003
	(in thousands)
Cumulative Translation Adjustments	$(53)	$(38)
Minimum Pension Liability Adjustments	(5,885)	(5,885)

Accumulated Other Comprehensive Loss	$(5,938)	$(5,923)

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company’s customer base generally remains consistent from year to year. The Company performs ongoing credit evaluations of its customers and generally does not require material collateral. The Company maintains an allowance for doubtful accounts for potential credit losses and such losses have historically been within management’s expectations.

At June 30, 2004 and December 31, 2003, the Company had cash deposits concentrated primarily in one major bank. In addition, the Company had Certificates of Deposit and commercial quality grade investments A2P2 rated or better with companies and financial institutions. As a result of the foregoing, the Company believes that credit risk in such investments is minimal.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. These effective dates are not applicable to the provisions of paragraph 9 and 10 of SFAS No. 150 as they apply to mandatory redeemable non-controlling interest, as the FASB has delayed these provisions. The adoption did not have a material impact upon its financial condition, results of operations or cash flows.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	(in thousands)		(in thousands)
	2004	2003	2004	2003
Net earnings	$1,827	$2,380	$2,473	$5,027
Total stock-based employee compensation determined under fair value-based method, net tax	(150)	(90)	(229)	(282)

Pro forma net earnings	$1,677	$2,290	$2,244	$4,745

Net earnings per common share:
Basic – as reported	$0.07	$0.10	$0.10	$0.21

Basic – pro forma	$0.07	$0.09	$0.09	$0.19

Net earnings per common share:
Diluted – as reported	$0.07	$0.09	$0.09	$0.20

Diluted – pro forma	$0.06	$0.09	$0.08	$0.19

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

Note 2. Accounts Receivable

Accounts receivable as of June 30, 2004 and December 31, 2003 are summarized as follows:

	June 30, 2004	December 31, 2003
	(in thousands)
Trade	$12,262	$16,374
Insurance	1,514	2,646
Employee	70	32
Income tax	562	1,242
Other	219	271

Total accounts receivable	14,627	20,565
Less: allowance for doubtful accounts	(721)	(705)

Receivables, net	$13,906	$19,860

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Dollars in thousands, except per share amounts)

Note 3. Inventory

The major classes of inventory as of June 30, 2004 and December 31, 2003 are summarized as follows:

	June 30, 2004	December 31, 2003
	(in thousands)
Fish meal	$5,983	$21,963
Fish oil	3,301	7,666
Fish solubles	315	600
Unallocated inventory cost pool (including off-season costs)	27,400	5,348
Other materials & supplies	4,892	4,828

Total inventory	$41,891	$40,405

Inventory at June 30, 2004 and December 31, 2003 is stated at the lower of cost or market. The elements of the unallocated inventory cost pool include plant and vessel related labor, utilities, rent, repairs and depreciation, to be allocated to inventories produced through the remainder of the 2004 season.

Note 4. Other Assets

Other assets as of June 30, 2004 and December 31, 2003 are summarized as follows:

	June 30, 2004	December 31, 2003
	(in thousands)
Fish nets	$798	$877
Insurance receivable, net of allowance for doubtful accounts	2,476	1,394
Title XI loan origination fee	360	312
Note receivable	—	376
Deposits	128	128

Total other assets, net	$3,762	$3,087

Amortization expense for fishing nets amounted to approximately $369,000, $216,000, $581,000 and $431,000 for the three-months ended and six-months ended June 30, 2004 and 2003, respectively.

The Company carries insurance for certain losses relating to its vessels and Jones Act liability for employees aboard its vessels (collectively, “Vessel Claims Insurance”). The typical Vessel Claims Insurance policy contains an annual aggregate deductible (“AAD”) for which the Company remains responsible, while the insurance carrier is responsible for all applicable amounts which exceed the AAD. It is the Company’s policy to accrue current amounts due and record amounts paid out on each claim. Once payments exceed the AAD, the Company records an insurance receivable for a given policy year, net of allowance for doubtful accounts. As of June 30, 2004 and December 31, 2003 the allowance for doubtful insurance receivable accounts was $1.9 million, respectively.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Dollars in thousands, except per share amounts)

Note 5. Property and Equipment

Property and equipment at June 30, 2004 and December 31, 2003 are summarized as follows:

	June 30, 2004	December 31, 2003
	(in thousands)
Land	$6,302	$6,302
Plant assets	70,232	70,534
Fishing vessels	82,573	82,573
Furniture and fixtures	1,913	1,913
Construction in progress	20,524	7,884

Total property and equipment	181,544	169,206
Less: accumulated depreciation and impairment	(88,763)	(83,975)

Property and equipment, net	$92,781	$85,231

Depreciation expense amounted to $2.4 million, $2.5 million, $5.0 million and $4.8 million for the three-months ended and six-months ended June 30, 2004 and 2003, respectively.

Note 6. Notes Payable and Long-Term Debt

At June 30, 2004 and December 31, 2003, the Company’s long-term debt consisted of the following:

	June 30, 2004	December 31, 2003
	(in thousands)
U.S. government guaranteed obligations (Title XI loan) collateralized by a first lien on certain vessels and certain plant assets:
Amounts due in installments through 2016, interest from 5.7% to 7.6%	$17,927	$18,658
Amounts due in installments through 2014, interest at Eurodollar rates of 1.6% and 1.6% at June 30, 2004 and December 31, 2003, respectively, plus 4.5%	420	441
Other debt at 7.9% and 7.9% at June 30, 2004 and December 31, 2003, respectively	53	72

Total debt	18,400	19,171
Less current maturities	(1,617)	(1,566)

Long-term debt	$16,783	$17,605

At June 30, 2004 and December 31, 2003, the estimated fair value of debt obligations approximated book value.

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

On December 20, 2000 the Company entered into a three-year $20 million revolving credit agreement with Bank of America, N.A. (the “Credit Facility”). Borrowings under this facility may be used for working capital and capital expenditures. On May 19, 2003, the Company amended the existing Credit Facility and among other things, these amendments extended the maturity until December 20, 2006, deleted certain existing financial covenants and added certain affirmative covenants such as a Leverage Ratio covenant not to exceed 3 to 1 at any time and a Fixed Charge Coverage Ratio covenant not to be less than 1 as of the end of each month, measured for the twelve-month period then ended. The Company is required to comply with the financial covenants from and after the last day of any month in which the Credit Facility’s availability is less than $3 million on any date or the Credit Facility’s availability averages less than $6 million for any calendar month. The Company is in compliance with its financial covenants as of June 30, 2004. A commitment fee of 50 basis points per annum is payable on the unused portion of the Credit Facility. If at any time the Company’s loan outstanding under the Credit Facility is $5 million or greater, the commitment fee on the unused portion shall be 25 basis points per annum. Applicable interest is payable at alternative rates of LIBOR plus 2.25% or Prime plus 0%. The applicable interest note will be adjusted (up or down) prospectively on a quarter basis from LIBOR plus 2.25% to LIBOR plus 2.75% or at the Company’s option, Prime plus 0% to Prime plus 0.25%, depending upon the Fixed Charge Coverage Ratio being greater than 2.5 times to less than or equal to 1.5 times, respectively. The Credit Facility is collateralized by all of the Company’s trade receivables, inventory and equipment. In addition, the Credit Facility does not allow for the payment of cash dividends or stock repurchases and also limits capital expenditures and investments. As of June 30, 2004 the Company had no borrowings outstanding under the Credit Facility. At June 30, 2004 and December 31, 2003, the Company had outstanding letters of credit totaling approximately $2.7 million and $2.6 million, respectively, issued primarily in support of worker’s compensation insurance programs.

Note 7. Accrued Liabilities

Accrued liabilities as of June 30, 2004 and December 31, 2003 are summarized as follows:

	June 30, 2004	December 31, 2003
	(in thousands)
Salary and benefits	$4,834	$5,156
Insurance	5,880	4,205
Trade creditors	2,848	2,135
Taxes, other than income tax	743	12
Other	157	50

Total accrued liabilities	$14,462	$11,558

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Dollars in thousands, except per share amounts)

Note 8. Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Net income	$1,827	$2,380	$2,473	$5,027
Foreign translation adjustment	(16)	16	(15)	16

Total comprehensive income	$1,811	$2,396	$2,458	$5,043

Note 9. Commitments and Contingencies

Capital Commitments

The Company has committed approximately $18 million to build a new 100 – metric ton per day fish oil processing facility at its Reedville, Virginia location. The commitments covered by this agreement aggregate approximately $7 million and $11 million for 2003 and 2004, respectively. As of June 30, 2004 the Company has incurred $13.7 million related to its Reedville processing facility.

Litigation

The Company is defending various claims and litigation arising from its operations. In the opinion of management, uninsured losses, if any, resulting from these matters will not have a material adverse effect on the Company’s results of operations, cash flows or financial position.

Insurance

The Company carries insurance with coverages and coverage limits that it believes to be adequate. Although there can be no assurance that such insurance is sufficient to protect the Company against all contingencies, management believes that its insurance protection is reasonable in view of the nature and scope of the Company’s operations. Should the Company’s insurers become insolvent, the Company would be responsible for payment of all outstanding claims associated with the insurer’s policies.

Environmental Matters

The Company may be subject to various possible claims and lawsuits regarding environmental matters from time to time. Management believes that costs, if any, related to these matters will not have a material adverse effect on the results of operations, cash flows or financial position of the Company.

Indemnification

The Company’s Articles of Incorporation and By-Laws limit the liability of the Company’s officers and directors to the fullest extent permitted by Nevada law. Nevada provides that directors of Nevada corporations may be relieved of monetary liabilities for breach of their fiduciary duties as directors, except under certain circumstances, including (i) acts or omissions which involve intentional misconduct, fraud or a knowing violation of law or (ii) the willful or grossly negligent payment of unlawful distributions.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Dollars in thousands, except per share amounts)

The Company’s Articles of Incorporation and By-Laws generally require the Company to indemnify its directors and officers to the fullest extent permitted by Nevada law. The Company’s Articles of Incorporation and By-Laws also require the Company to advance expenses to its directors and its officers to the fullest extent permitted by Nevada law upon receipt of an undertaking by or on behalf of such director or officer to repay such amount if it should be ultimately determined that they are not entitled to indemnification by the Company. The Company also has entered into indemnification agreements with all of its directors and certain of its officers which provides for the indemnification and advancement of expenses by the Company. The Company also maintains director and officer liability insurance with respect to liabilities arising out of certain matters, including matters arising under the securities laws. This insurance is subject to limitations, conditions and deductibles set forth in the respective insurance policy.

Note 10. Reconciliation of Basic and Diluted Per Share Data (in thousands except per share data)

	Earnings (Numerator)	Shares (Denominator)	Per Share Data
Three Months Ended June 30, 2004
Net earnings	$1,827

Basic earnings per common share:
Earnings available to common shareholders	$1,827	24,431	$0.07

Effect of dilutive securities:
Stock options assumed exercised	—	2,076

Diluted earnings per common share:
Earnings available to common shareholders plus stock options assumed exercised	$1,827	26,507	$0.07

	Earnings (Numerator)	Shares (Denominator)	Per Share Data
Three Months Ended June 30, 2003
Net Earnings	$2,380

Basic earnings per common share:
Earnings available to common shareholders	$2,380	24,122	$0.10

Effect of dilutive securities:
Stock options assumed exercised	—	1,533

Diluted earnings per common share:
Earnings available to common shareholders plus stock options assumed exercised	$2,380	25,655	$0.09

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Dollars in thousands, except per share amounts)

	Earnings (Numerator)	Shares (Denominator)	Per Share Data
Six Months Ended June 30, 2004
Net earnings	$2,473

Basic earnings per common share:
Earnings available to common shareholders	$2,473	24,418	$0.10

Effect of dilutive securities:
Stock options assumed exercised	—	2,007

Diluted earnings per common share:
Earnings available to common shareholders plus stock options assumed exercised	$2,473	26,425	$0.09

	Earnings (Numerator)	Shares (Denominator)	Per Share Data
Six Months Ended June 30, 2003
Net Earnings	$5,027

Basic earnings per common share:
Earnings available to common shareholders	$5,027	24,053	$0.21

Effect of dilutive securities:
Stock options assumed exercised	—	1,492

Diluted earnings per common share:
Earnings available to common shareholders plus stock options assumed exercised	$5,027	25,545	$0.20

Options to purchase 2,057,800 shares of common stock at prices ranging from $9.32 to $17.25 per share were outstanding during the three and six months ended June 30, 2004, but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the shares during that period.

Options to purchase 2,214,800 and 2,254,800 shares of common stock at prices ranging from $5.61 to $17.25 and $5.03 to $17.25 per share were outstanding during the three and six months ended June 30, 2003, but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the shares during that period.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Dollars in thousands, except per share amounts)

NOTE 11. Components of Net Periodic Pension Cost

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Service cost	$—	$—	$—	$—
Interest cost	367	403	734	806
Expected return on plan assets	(354)	(288)	(708)	(576)
Amortization of prior service costs	—	—	—	—
Amortization of net loss	161	248	322	496

Net periodic pension cost	$174	$363	$348	$726

The Company previously disclosed in its financial statements for the year ended December 31, 2003 that it expected to contribute $939,000 to its pension plan in 2004. As of June 30, 2004, no contributions have been made and at that point in time, the Company anticipates the fiscal year contribution to be zero due to the passage of the Pension Funding Equity Act of 2004.

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

The Company produces and sells a variety of protein and oil products derived from menhaden, a species of wild herring-like fish found along the Gulf of Mexico and Atlantic coasts. The fish is not genetically modified or genetically enhanced. The Company processes several grades of fish meal (regular or “FAQ” meal and specialty meals), as well as fish oil and fish solubles. The Company’s fish meal products are primarily used as a protein ingredient in animal feed for swine, cattle, aquaculture and household pets. Fish oil is utilized for animal and aquaculture feeds, industrial applications, and additives to human food products. The Company’s fish solubles are sold primarily to livestock feed manufacturers, aquaculture feed manufacturers and for use as an organic fertilizer. All of the Company’s products contain healthy long-chain Omega-3 fatty acids. Omega-3 fatty acids are commonly referred to as “essential fatty acids” because the body does not produce them. Instead, essential fatty acids must be obtained from outside sources, such as food or special supplements. Long-chain Omega-3s are also commonly referred to as a “good fat” for their health benefits, as opposed to the “bad fats” that create or aggravate health conditions through long-term consumption. Scientific research suggest that long-chain Omega-3s as part of a balanced diet may provide significant benefits for health issues such as cardiovascular disease, inflammatory conditions and other ailments. Under its patented production process, the Company produces OmegaPureTM , a taste-free, odorless refined fish oil that is the only marine source of long-chain Omega-3’s directly affirmed by the U.S. Food and Drug Administration (“FDA”) as a food ingredient which is Generally Recognized as Safe (“GRAS”). The FDA is currently considering whether to allow a qualified health claim on the effects of omega-3 fatty acids on coronary heart disease and an FDA spokesperson has indicated that the agency may make a decision as early as August 17, 2004. See “—Products” in Part I Item 1 and 2 of the Company’s Form 10-K Annual Report for the year ended December 31, 2003.

The Company operates four menhaden processing plants: two in Louisiana, one in Mississippi and one in Virginia, as well as a fish oil processing facility also located in Virginia. The four plants have an aggregate annual processing capacity as of December 31, 2003 of 950,000 tons of fish. The Company is also currently constructing a new 100-metric ton per day fish oil processing facility in Reedville, Virginia that is expected to be completed in the summer of 2004 and will replace its existing oil processing facility.

The Company operates through three material subsidiaries: Omega Protein, Inc., Omega Shipyard, Inc. and Omega Protein Mexico, S. de R.L. de C.V. (“Omega Mexico”). Omega Protein, Inc. is the Company’s principal operating subsidiary for its menhaden processing business and is the successor to a business conducted since 1913. Omega Shipyard, Inc. owns a drydock facility in Moss Point, Mississippi, which is used to provide shoreside maintenance for the Company’s fishing fleet and, subject to outside demand and excess capacity, third-party vessels. Revenues from shipyard work for third-party vessels for the six months ended June 30, 2004 were not material. Omega Mexico is a subsidiary formed in 2002 for the Company’s meal and oil sales and purchases in Mexico. The Company also has a number of other immaterial direct and indirect subsidiaries. Three former subsidiaries, Protein Operating Company, Protein USA Company and Protein Securities Company, were merged into Omega Protein, Inc. in 2003.

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

In addition, the public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

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

The fish catch is processed into FAQ grade fish meal, specialty fish meals, fish oils and fish solubles at the Company’s four operating plants located in Virginia, Mississippi and Louisiana. The Company utilized 38 fishing vessels, 2 carry vessels and 34 spotter craft in the harvesting operations during 2003. For its 2004 season, the Company added one additional fishing vessel to its operations. Menhaden are harvested offshore the U.S. mid-Atlantic and Gulf of Mexico coasts. In 2000, the Company converted several of its fishing vessels to “carry vessels” that do not engage in active fishing but instead carry fish from the Company’s offshore fishing vessels to its plants. Utilization of carry vessels increases the amount of time that certain of the Company’s fishing vessels remain offshore fishing productive waters and therefore increases the Company’s fish catch per vessel employed. The carry vessels have reduced crews and crew expenses and incur less maintenance cost than the actual fishing vessels.

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

OMEGA PROTEIN CORPORATION

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

During 2002, the Company developed a business plan to expand its purchase and resale of other manufacturers’ fish meal and fish oil products and engaged a full-time consultant to implement the Company’s business plan which focused initially on the purchase and resale of Mexican fish meal and fish oil. In 2002, revenues generated from these types of transactions represented less than 1% of total Company revenues. During 2003, the Company’s fish catch and resultant product inventories were reduced, primarily due to adverse weather conditions. The Company supplemented its inventories and subsequent sales by purchasing other fish meal products (primarily Panamanian fish meal, Mexican fish meal and oil and U.S. menhaden oil). Although operating margins from these activities are less than the margins typically generated from the Company’s base domestic production, these operations provide the Company with a source of fish meal and oil to sell into other markets where the Company has not historically had a presence. The Company purchased products totaling approximately 5,400 and 12,500 tons, or approximately 5% of total volume sales for the six months ending June 30, 2004 and the fiscal year ended December 31, 2003, respectively.

During 2003, the Company experienced a poor fish catch (approximately 11% below expectations and a similar reduction from 2002), combined with poor oil yields. The reduced fish catch was primarily attributable to adverse weather conditions and the poor oil yields due to the reduced fat content of the fish. As a result of the poor fish catch and reduced yields, the Company experienced significantly higher per unit product costs (approximately 15% increase) during 2003 compared to 2002. The impact of higher cost inventories and fewer volumes available for sale has been carried forward and has adversely affected the Company’s earnings through the first and second quarters of 2004.

OMEGA PROTEIN CORPORATION

Historically, approximately 35% to 40% of Omega’s FAQ grade fish meal was sold on a two-to-twelve-month forward contract basis. The balance of FAQ grade fish meal and other products was substantially sold on a spot basis through purchase orders. In 2002, the Company began a similar forward sales program for its specialty grade meals and crude fish oil due to increasing demand for these products. During 2003 and 2004, approximately 50% of the Company’s specialty meals and crude fish oil had been sold on a forward contract basis. The Company’s annual revenues are highly dependent on both annual fish catch and inventories and, in addition, inventory is generally carried over from one year to the next year. The Company determines the level of inventory to be carried over based on prevailing market prices of the products, and sales volumes that will fluctuate from quarter to quarter and year to year. The Company’s fish meal products have a useable life of approximately one year from date of production; however, the Company typically attempts to empty its warehouses of the previous season’s meal products by the second or third month of the new fishing season. The Company’s crude fish oil products do not lose efficacy unless exposed to oxygen and, therefore, their storage life typically is longer than that of fish meal.

The following table sets forth the Company’s revenues by product (in millions) and the approximate percentage of total revenues represented thereby, for the indicated periods:

	Three Months Ended June 30,				Six Months Ended June 30,
	2004		2003		2004		2003
	Revenues	Percent	Revenues	Percent	Revenues	Percent	Revenues	Percent
Regular Grade	$5.4	20.5%	$5.3	19.4%	$9.7	18.8%	$8.8	16.8%
Special Select	11.1	42.0	9.9	36.3	20.5	39.8	19.5	37.2
Sea-Lac	4.3	16.3	4.7	17.2	8.2	15.9	8.1	15.5
Crude Oil	3.6	13.6	5.8	21.2	9.6	18.7	13.0	24.8
Refined Oil	1.4	5.3	1.0	3.7	2.4	4.7	1.8	3.4
Fish Solubles	0.6	2.3	0.6	2.2	1.1	2.1	1.2	2.3

Total	$26.4	100.0%	$27.3	100.0%	51.5	100.0%	52.4	100.0%

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

OMEGA PROTEIN CORPORATION

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

The Company announced in April 2003, that it had committed to build a new 100-metric ton per day fish oil processing facility at its Reedville, Virginia location. Construction on the project began in June 2003, with projected completion in the summer of 2004, and will cost approximately $18 million. The Company currently anticipates that it will fund the project through its available cash balances.

Omega had an unrestricted cash balance of $35.6 million at June 30, 2004. The Company’s liquidity is greatly influenced by the selling prices received for its products. Should the Company experience decreased pricing in the future, as it experienced in 1999 and 2000, liquidity would decline and the Company would possibly have to utilize its working capital credit facility. The Company’s long-term debt at June 30, 2004 and December 31, 2003 was $16.8 million and $17.6 million, respectively. Current maturities attributable to the Company’s long-term debt were $1.6 million at both June 30, 2004 and December 31, 2003. The Company did not utilize its working capital credit facility during the first six months of 2004 or 2003 other than for $2.7 million and $2.6 million, respectively, in standby letters of credit. As of June 30, 2004, the Company had $17.3 million available under its working capital credit facility. The Company has no off-balance sheet arrangements other than normal operating leases and standby letters of credit.

OMEGA PROTEIN CORPORATION

The following tables aggregate information about the Company’s contractual cash obligations and other commercial commitments (in thousands) as of June 30, 2004:

	Payments Due by Period
Contractual Cash Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years
Long Term Debt	$18,400	$1,617	$3,509	$3,747	$9,527
Operating Leases	1,086	462	289	175	160
Minimum Pension Liability	8,917	—	—	—	8,917

Total Contractual Cash Obligations	$28,403	$2,079	$3,798	$3,922	$18,604

	Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years
Credit Facility (1)	$17,283	$—	$—	$—	$—
Standby Letters of Credit	2,717	2,717	—	—	—
Construction Commitment (2)	4,300	4,300	—	—	—
Energy Commitments (3)	2,722	2,722	—	—	—

Total Commercial Commitments	$27,022	$9,739	$—	$—	$—

(1)	As of June 30, 2004, the Company had no outstanding borrowings outstanding under the $20 million Credit Facility other than $2.7 million in stand-by letters of credit.
(2)	The Company announced on April 15, 2003 that it had committed to build a new 100-metric ton per day fish oil processing facility at its Reedville, Virginia location. Construction on the project began in June 2003, with projected completion in summer of 2004 and a projected cost of approximately $18 million. The Company currently anticipates that it will fund the project through its available cash balances. As of June 30, 2004 the Company had incurred$13.7 million related to its Reedville processing facility.
(3)	As of June 30, 2004 the Company had normal purchase commitments for energy usage of approximately $2.7 million, that will be delivered in quantities expected to be used in the normal course of business during the 2004 fishing season.

Investing activities used $12.6 million and $7.2 million for the six months ended June 30, 2004 and 2003 respectively. The Company’s investing activities consists mainly of capital expenditures for equipment purchases, replacements, vessel refurbishments and a fish oil processing facility. The Company anticipates making approximately $20.7 million in capital expenditures in 2004, of which approximately $10.8 million will be dedicated to the new fish oil processing facility and the remainder will be used to refurbish vessels and plant assets and to repair certain equipment.

Financing activities used $583,000 and $50,000 during the six months ended June 30, 2004 and 2003, respectively. The exercise of stock options provided proceeds of $188,000 and $574,000 for the quarters ended June 30, 2004 and 2003, respectively.

On December 20, 2000 the Company entered into a three-year $20 million revolving credit agreement with Bank of America, N.A. (the “Credit Facility”). Borrowings under this facility may be used for working capital and capital expenditures. On May 19, 2003, the Company amended the existing Credit Facility and among other things, these amendments extended the maturity until December 20, 2006, deleted certain existing financial covenants and added certain affirmative covenants such as a Leverage Ratio covenant not to exceed 3 to 1 at any time and a Fixed Charge Coverage Ratio covenant not to be less than 1 to 1 as of the end of each month,

OMEGA PROTEIN CORPORATION

measured for the twelve-month period then ended. The Company is required to comply with the financial covenants from and after the last day of any month in which the Credit Facility’s availability is less than $3,000,000 on any date, or the Credit Facility’s availability averages less than $6,000,000 for any calendar month. A commitment fee of 50 basis points per annum is payable on the unused portion of the Credit Facility. If at any time the Company’s loan outstanding under the Credit Facility is $5 million or greater, the commitment fee on the unused portion shall be 25 basis points per annum. Applicable interest is payable at alternative rates of LIBOR plus 2.25% or Prime plus 0%. The applicable interest rate shall be adjusted (up or down) prospectively on a quarterly basis from LIBOR plus 2.25% to LIBOR plus 2.75% or, at the Company’s option, Prime plus 0% to Prime plus 0.25%, depending upon the Fixed Charge Coverage Ratio being greater than 2.5 times to less than or equal to 1.5 times, respectively. The Credit Facility is collateralized by all of the Company’s trade receivables, inventory and equipment. In addition, the Credit Facility does not allow for the payment of cash dividends or stock repurchases and also limits capital expenditures and investments. The Company was in compliance with the Credit Facility covenants at June 30, 2004. As of June 30, 2004, the Company had no cash borrowings outstanding under the Credit Facility other than $2.7 million in stand-by letters of credit.

The Company’s principal raw material is menhaden, a species of fish that inhabits coastal and inland tidal waters in the United States. Menhaden are undesirable for direct human consumption due to their small size, prominent bones and high oil content. Certain state, intra-state and federal agencies impose resource depletion restrictions on menhaden pursuant to fisheries management legislation or regulations. To date, the Company has not experienced any material adverse impact on its fish catch or results of operations as a result of these restrictions, although it is possible that it may do so in the future.

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

The Company maintains insurance against physical loss and damage to its assets, coverage against liabilities to third parties it may incur in the course of its operations, as well as workers’ compensation, United States Longshoremen’s and Harbor Workers’ Compensation Act and Jones Act coverage. Assets are insured at replacement cost, market value or assessed earning power. The Company’s limits for liability coverage are statutory or $50 million. The $50 million limit is comprised of several excess liability policies, which are subject to deductibles, underlying limits and exclusions. The Company believes its insurance coverage to be in such form, against such risks, for such amounts and subject to such deductibles and self-retentions as are prudent and normal for its operations. The Company does not carry insurance against terrorist attacks, or against business interruption.

OMEGA PROTEIN CORPORATION

The Company carries insurance for certain losses relating to its vessels and Jones Act liability for employees aboard its vessels (collectively, “Vessel Claims Insurance”). The typical Vessel Claims Insurance policy contains an annual aggregate deductible (“AAD”) for which the Company remains responsible, while the insurance carrier is responsible for all applicable amounts that exceed the AAD. It is the Company’s policy to accrue current amounts due and record amounts paid out on each claim. Once payments exceed the AAD, the Company records an insurance receivable for a given policy year.

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

The Company believes that the existing cash, cash equivalents, short-term investments and funds available through its Credit Facility will be sufficient to meet its working capital and capital expenditure requirements through at least the next twelve months.

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

OMEGA PROTEIN CORPORATION

Insurance

As mentioned previously, the Company carries insurance for certain losses relating to its vessels and Jones Act liabilities for employees aboard its vessels. The Company provides reserves for those portions of the AAD for which the Company remains responsible by using an estimation process that considers Company-specific and industry data as well as management’s experience, assumptions and consultation with outside counsel. Management’s current estimated range of liabilities related to such cases is based on claims for which management can estimate the amount and range of loss. The Company has recorded the minimum estimated liability related to those claims where there is a range of loss. As additional information becomes available, the Company assesses the potential liability related to its pending litigation and revises its estimates. Such revisions in estimates for potential liability could materially impact the Company’s results of operation, financial position or cash flows.

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

Results of Operations

The following table sets forth as a percentage of revenues certain items of the Company’s operations for each of the indicated periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	79.6	77.4	82.4	76.0

Gross profit	20.4	22.6	17.6	24.0
Selling, general and administrative expense	9.1	8.4	9.5	8.6

Operating income	11.3	14.2	8.1	15.4
Interest expense, net	(0.7)	(0.6)	(0.7)	(0.6)
Other expense, net	(0.2)	(0.2)	(0.2)	(0.1)

Income before income taxes	10.4	13.4	7.2	14.7
Provision for income taxes	3.5	4.8	2.4	5.2

Net income	6.9	8.6	4.8	9.5

OMEGA PROTEIN CORPORATION

Interim Results for the Second Quarters ended June 30, 2004 and June 30, 2003

Revenues. Revenues decreased $836,000 for the quarter ended June 30, 2004 as compared to the quarter ended June 30, 2003. While prices for the Company’s fish meal and fish oil increased 4.3% and 7.2%, respectively, the Company experienced a 28.1% lower sales volume for the Company’s fish oil. The lower fish oil volumes were primarily attributable to reduced fish catch and production in the prior fiscal year.

Cost of Sales. Cost of sales, including depreciation and amortization, for both quarters ended June 30, 2004 and June 30, 2003 was $21.1 million. Cost of sales as a percentage of revenues increased 2.2% to 79.6% for the quarter ended June 30, 2004 as compared to the corresponding period in 2003. The increase in cost of sales as a percentage of revenues was primarily due to higher fiscal 2003 inventory costs carried forward into 2004. The 2003 higher cost inventories were the result of late season reduced fish catch, brought about by adverse weather conditions along the Atlantic Coast and Gulf of Mexico, combined with lower oil yields for the Gulf of Mexico fish.

Gross Profit. Gross profit margins decreased 12.9% from a $6.2 million gross profit in the quarter ended June 30, 2003 as compared to $5.4 million in the current quarter ended June 30, 2004. The decrease in gross profit margins was primarily due to higher cost inventories carried forward from fiscal 2003.

Selling, general and administrative expenses. Selling, general, and administrative expenses increased $135,000 from $2.3 million in the quarter ended June 30, 2004 compared to $2.4 million for the current quarter ended June 30, 2004. This increase was attributable primarily to increased consulting expenditures related to the Company’s governmental relations program.

Operating income. As a result of the factors discussed above, the Company’s operating income decreased $920,000 or 23.1% from an operating income of $3.9 million for the quarter ended June 30, 2003 to an operating income of $3.0 million for the quarter ended June 30, 2004. As a percentage of revenues, operating income decreased 2.9% for the current quarter ended June 30, 2004.

Interest expense, net. Interest expense, net increased $19,000 for the current quarter ended June 30, 2004 as compared to the quarter ended June 30, 2003. The increase in interest expense, net was primarily due to interest expense on additional Title XI loans secured by the Company and in effect during the current quarter ended June 30, 2004 as compared to the quarter ended June 30, 2003.

Other expense, net. Other expense, net decreased $1,000 in the current quarter ended June 30, 2004 as compared to the quarter ended June 30, 2003. The decrease was primarily due to gains on the disposal of Company assets.

Provision for income taxes. The Company recorded a $914,000 provision for income taxes for the second quarter of 2004, representing an effective tax rate of 34% for income taxes. The provision for income taxes for the corresponding period of 2003 reflected an effective tax rate of 35%. The Company believes that it is more probable than not that the recorded estimated deferred tax asset benefits and state operating loss carry-forwards will be realized. The statutory tax rate of 34% for U.S. federal taxes was in effect for the second quarter of 2004.

OMEGA PROTEIN CORPORATION

Interim Results for the Six Months ended June 30, 2004 and June 30, 2003

Revenues. For the six months ended June 30, 2004, revenues decreased $881,000 or 1.7% from $52.4 million for the six months ended June 30, 2003 as compared to $51.5 million for the six months ended June 30, 2004. While prices for the Company’s fish meal and fish oil increased 3.7% and 5.8%, respectively, the Company experienced a 13.1% and 22.5% lower sales volume for the Company’s fish meal and oil, respectively. The lower fish meal and oil volumes were primarily attributable to reduced fish catch and production in the prior fiscal year.

Cost of Sales. Cost of sales, including depreciation and amortization, for the six months ended June 30, 2004 was $42.4 million, a $2.6 million or a 6.5% increase from $39.8 million for the six month ending June 30, 2003. Cost of sales as a percentage of revenues increased 6.4% to 82.4% for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. The increase in cost of sales as a percentage of revenues was primarily due to higher fiscal 2003 inventory costs carried forward into 2004. The 2003 higher cost inventories were the result of late season reduced fish catch, brought about by adverse weather conditions along the Atlantic Coast and Gulf of Mexico, combined with lower oil yields for Gulf of Mexico.

Gross Profit. Gross profit margins decreased $3.5 million or 27.8% from a $12.6 million gross profit for the six months ended June 30, 2003 to $9.1 million for the six months ended June 30, 2004. The decrease in gross profit was primarily due to higher cost inventories carried forward from fiscal 2003.

Selling, general, and administrative expenses. Selling, general, and administrative expenses increased $401,000 or 8.9% from $4.5 million for the six months ended June 30, 2003 to $4.9 million for the six months ended June 30, 2004. This increase was attributable primarily to increased consulting expenditures related to the Company’s governmental relations program and its marketing efforts.

Operating income. As a result of the factors discussed above, the Company’s operating income decreased $3.9 million or 48.1% from an operating income of $8.1 million for the six months June 30, 2003 to an operating income of $4.2 million for the six months ended June 30, 2004. As a percentage of revenues, operating income decreased 7.3% for the six months June 30, 2004.

Interest expense, net. Interest expense, net increased $52,000 for the current six months ended June 30, 2004 as compared to the six months ended June 30, 2003. The increase in interest expense, net was primarily due interest expense on additional Title XI loans secured by the Company and in effect during the current six months ended June 30, 2004 as compared to the six months ended June 30, 2003.

Other expense, net. Other expense, net increased $76,000 in the current six months ended June 30, 2004 as compared to the six months ended June 30, 2003. The increase was primarily due to gains on the disposal of Company assets in the quarter ended June 30, 2003.

Provision for income taxes. The Company recorded a $1.2 million provision for income taxes for the six months ended June 30, 2004 representing an effective tax rate of 33% for income taxes. The provision for income taxes for the corresponding period of 2003 reflected an effective tax rate of 35%. The Company believes that it is more probably than not that the recorded estimated deferred tax asset benefits and state operating loss carry-forwards will be realized. The statutory tax rate of 34% for U.S. federal taxes was in effect for the first six months of 2004.

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

Risk Factors and Significant Factors That May Affect Forward-Looking Statements

The Company wishes to caution investors that the following significant factors, and those factors described elsewhere in this Report, other filings by the Company with the SEC from time to time and press releases issued by the Company, could affect the Company’s actual results which may differ materially from those expressed in any forward-looking statements made by or on behalf of the Company:

1.	The Company’s ability to meet its raw material requirements through its annual menhaden harvest, which is subject to fluctuation due to natural conditions over which the Company has no control, such as varying fish population, adverse weather conditions and disease.

2.	The impact on the Company if its spotter aircraft are prohibited or restricted from operating in their normal manner during the Company’s fishing season. For example, as a direct result of the September 11, 2001 terrorist attacks, the Secretary of Transportation issued a federal ground stop order that grounded certain aircraft (including the Company’s fish-spotting aircraft) for approximately nine days. This loss of spotter aircraft coverage severely hampered the Company’s ability to locate menhaden fish during this nine-day period and thereby reduced its amount of saleable product.

3.	The impact on the prices for the Company’s products of worldwide supply and demand relationships over which the Company has no control and which tend to fluctuate to a significant extent over the course of a year and from year to year. The products that influence the supply and demand relationship are world supplies of fish meal made from other fish species, animal proteins and fats, palm oil, soy meal and oil, and other edible oils.

4.	The impact of a violation by the Company of federal, state, intra-state and local laws and regulations relating to menhaden fishing or of the adoption of new laws or regulations at federal, state, intra-state or local levels that restrict or prohibit menhaden or purse-seine fishing, or stricter interpretations of existing laws or regulations that materially adversely affect the Company’s business.

5.	The impact of the enactment of increasingly stringent regulations regarding contaminants in fish meal or fish oil by foreign countries or the United States. More stringent regulations may result in: (a) the Company’s incurrence of additional capital expenditures on contaminant reduction technology in order to meet the requirements of those jurisdictions, and possibly higher production costs for Company’s products, or (b) the Company’s withdrawal from marketing its products in those jurisdictions.

OMEGA PROTEIN CORPORATION

6.	The impact on the Company if it cannot harvest menhaden in U.S. jurisdictional waters if the Company fails to comply with U.S. citizenship ownership requirements.

7.	Risks inherent in the Company’s attempt to expand into sales of refined, food grade fish oils for consumption in the U.S., including the unproven market for this product.

8.	Fluctuations in the Company’s quarterly operating results due to the seasonality of the Company’s business and the Company’s deferral of sales of inventory based on worldwide prices for competing products.

9.	The ability of the Company to retain and recruit key officers and qualified personnel, vessel captains and crewmembers.

10.	Risks associated with the strength of local currencies of the countries in which its products are sold, changes in social, political and economic conditions inherent in foreign operations and international trade, including changes in the law and policies that govern foreign investment and international trade in such countries, changes in U.S. laws and regulations relating to foreign investment and trade, changes in tax or other laws, partial or total expatriation, currency exchange rate fluctuations and restrictions on currency repatriation, the disruption of labor, political disturbances, insurrection or war and the effect of requirements of partial local ownership of operations in certain countries.

11.	In the future the Company may undertake acquisitions, although there is no assurance this will occur. Further, there can be no assurance that the Company will be able to profitably manage future businesses it may acquire or successfully integrate future businesses it may acquire into the Company without substantial costs, delays or other problems which could have a material adverse effect on the Company’s business, results of operations and financial condition.

12.	A general hardening of the world insurance markets in recent years has made the Company’s insurance more costly and is likely to continue to increase the Company’s cost of insurance. The Company has elected to increase its deductibles and self-retentions in order to achieve lower insurance premium costs. These higher deductibles and self-retentions will expose the Company to greater risk of loss if claims occur.

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

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation of the effectiveness of its “disclosure controls and procedures,” as that phrase is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. The evaluation was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

On June 11, 2004, the Company held its 2004 Annual Meeting of Stockholders. The matters voted on at the meeting and the results of the meeting were as follows:

A.	Election of Class III Directors.

Stockholders elected Paul M. Kearns and Joseph L. von Rosenberg III as Class III Directors, with 22,387,224 shares voted for and 386,625 shares that withheld authority for Mr. Kearns, and 20,875,685 shares voted for and 1,898,164 shares that withheld authority for Mr. von Rosenberg. There were no broker non-votes. The Class III Directors’ terms expire at the 2007 Annual Meeting of Stockholders.

The Class I Directors, whose terms expires at the 2005 Annual Meeting of Stockholders, are Dr. Gary L. Allee and Dr. William E. M. Lands. The Class II Directors whose terms expires at the 2006 Annual Meeting of Stockholders are Avram A. Glazer, Darcie S. Glazer and Harry O. Nicodemus IV.

B.	Ratification of Appointment of Independent Public Accountants.

Stockholders ratified the appointment of PricewaterhouseCoopers, LLP as the Company’s independent public accountants for the fiscal year ending December 31, 2004, with 22,752, 737 voted for, 13,112 shares voted against and 8,000 votes abstaining. There were no broker non-votes.

OMEGA PROTEIN CORPORATION

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit No.	Description of Exhibit
10.1	Form of Amended and Restated Indemnification Agreement for all Officers and Directors.

31.1	Rule 13a-14(a)/15(d)-14(a) Certification for Chief Executive Officer.

31.2	Rule 13a-14(a)/15(d)-14(a) Certification for Chief Financial Officer.

32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

Form	8-K dated April 29, 2004 (reporting earnings for the first quarter of 2004)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMEGA PROTEIN CORPORATION
(Registrant)

July 29, 2004	By:	/s/ ROBERT W. STOCKTON
(Executive Vice President, Chief Financial Officer)