Form 10-Q
period 2004-09-30
OMEGA PROTEIN CORP
filed 2004-10-29
CIK 1053650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Number of shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, on October 25, 2004: 24,617,442

OMEGA PROTEIN CORPORATION

OMEGA PROTEIN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

(Dollars in thousands, except per share amounts)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements and Notes

	September 30, 2004	December 31, 2003
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$33,920	$35,374
Receivables, net	15,463	19,860
Amounts due from majority owner	105	108
Inventories	45,477	40,405
Deferred tax assets, net	—	178
Prepaid expenses and other current assets	1,818	1,520

Total current assets	96,783	97,445
Other assets	2,108	3,087
Deferred tax assets, net	536	405
Property and equipment, net	97,029	85,231

Total assets	$196,456	$186,168

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$1,649	$1,566
Accounts payable	2,096	3,384
Deferred tax liabilities, net	1,620	—
Accrued liabilities	16,801	11,558

Total current liabilities	22,166	16,508
Long-term debt	16,367	17,605
Pension liabilities, net	7,359	6,838

Total liabilities	45,892	40,951

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 10,000,000 shares; none issued	—	—
Common stock, $0.01 par value; authorized 80,000,000 shares; 25,027,742 shares and 24,801,549 shares issued and outstanding, respectively	250	248
Capital in excess of par value	114,758	113,690
Retained earnings	43,526	39,237
Accumulated other comprehensive loss	(5,935)	(5,923)
Common stock in treasury, at cost – 413,100 shares	(2,035)	(2,035)

Total stockholders’ equity	150,564	145,217

Total liabilities and stockholders’ equity	$196,456	$186,168

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OMEGA PROTEIN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands, except per share amount)
Revenues	$41,501	$32,151	$93,013	$84,544
Cost of sales	36,376	28,553	78,821	68,346

Gross profit	5,125	3,598	14,192	16,198
Selling, general, and administrative expense	2,425	2,232	7,305	6,711

Operating income	2,700	1,366	6,887	9,487
Interest income (expense), net	82	(178)	(289)	(497)
Other expense, net	(55)	(12)	(161)	(42)

Income before income taxes	2,727	1,176	6,437	8,948
Provision for income taxes	911	436	2,148	3,181

Net income	$1,816	$740	$4,289	$5,767

Basic earnings per share	$0.07	$0.03	$0.18	$0.24

Weighted average common shares outstanding	24,517	24,279	24,451	24,129

Diluted earnings per share	$0.07	$0.03	$0.16	$0.22

Weighted average common shares and common share equivalents outstanding	26,466	25,982	26,439	25,692

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OMEGA PROTEIN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in thousands, except per share amounts)

	Nine Months Ended September 30,
	2004	2003
	(in thousands)
Cash flows provided by (used in) operating activities:
Net income	$4,289	$5,767
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on disposal of assets, net	1	(137)
Provision for losses on receivables	28	38
Depreciation and amortization	8,921	9,131
Deferred income taxes	2,148	2,661
Changes in assets and liabilities:
Receivables	4,369	(7,925)
Amounts due from majority owner	3	(103)
Inventories	(5,072)	(8,125)
Accounts payable and accrued liabilities	3,955	1,718
Other, net	(191)	(1,597)

Total adjustments	14,162	(4,339)

Net cash provided by operating activities	18,451	1,428

Cash flows provided by (used in) investing activities:
Proceeds from sale of assets, net	66	180
Capital expenditures	(19,409)	(10,294)

Net cash used in investing activities	(19,343)	(10,114)

Cash flows provided by (used in) financing activities:
Principal payments of short and long-term debt obligations	(1,155)	(948)
Proceeds from borrowing	—	52
Proceeds from stock options exercised	605	1,139

Net cash provided by (used in) financing activities	(550)	243

Effect of exchange rate on cash	(12)	21

Net increase (decrease) in cash and cash equivalents	(1,454)	(8,422)

Cash and cash equivalents at beginning of year	35,374	33,450

Cash and cash equivalents at end of period	$33,920	$25,028

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OMEGA PROTEIN CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share amounts)

	Common Stock		Capital Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock Amount	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2003	24,802	$248	$113,690	$39,237	$(5,923)	$(2,035)	$145,217
Issuance of common stock, including tax benefit associated with stock options exercised	226	2	1,068				1,070
Comprehensive income:
Net income				4,289			4,289
Other comprehensive income:
Foreign currency translation adjustment, net of tax benefit					(12)		(12)

Comprehensive income							4,277

Balance at September 30, 2004	25,028	$250	$114,758	$43,526	$(5,935)	$(2,035)	$150,564

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

In the opinion of management the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly the Company’s consolidated financial position as of September 30, 2004, and the results of its operations and its cash flows for the nine month periods ended September 30, 2004 and 2003. Operating results for the three and nine months periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

Consolidation

The consolidated financial statements include the accounts of Omega and its wholly and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company has reclassified certain amounts previously reported to conform with the presentation at September 30, 2004.

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

Inventories

Inventory is stated at the lower-of-cost-or-market. The Company’s fishing season runs from mid-April to the first of November in the Gulf of Mexico and from the beginning of May into December in the Atlantic. Government regulations generally preclude the Company from fishing during the off-seasons.

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

Replacements and major improvements are capitalized; maintenance and repairs are charged to expense as incurred. The Company capitalizes interest cost incurred on funds used to construct property, plant, and equipment projects when construction requires a period of time to prepare assets for their intended use. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from the accounts. Any resulting gains or losses are included in the statement of operations.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Dollars in thousands, except per share amounts)

Pension Plans

Annual costs of the Company’s pension plan are determined actuarially based on SFAS No. 87, “Employers’ Accounting for Pensions.” The Company’s policy is to fund the pension plan at amounts not less than the minimum requirements of the Employee Retirement Income Security Act of 1974. The Company applies SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” disclosure requirements for its pensions and other postretirement benefit plans to the extent practicable.

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

Comprehensive Income (Loss)

The components of other comprehensive loss, net of tax, included in stockholder’s equity are as follows:

	September 30, 2004	December 31, 2003

	(in thousands)
Cumulative Translation Adjustments	$(50)	$(38)
Minimum Pension Liability Adjustments	(5,885)	(5,885)

Accumulated Other Comprehensive Loss	$(5,935)	$(5,923)

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

At September 30, 2004 and December 31, 2003, the Company had cash deposits concentrated primarily in one major bank. In addition, the Company had Certificates of Deposit and commercial quality grade investments A2P2 rated or better with companies and financial institutions. As a result of the foregoing, the Company believes that credit risk in such investments is minimal.

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

Recently Issued Accounting Standards

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, and Interpretation of Accounting Research Bulletin (“ARB”) No. 51.” This interpretation clarifies the application of ARB No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The initial adoption of FIN No. 46 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

In December 2003, the FASB revised Interpretation No. 46 (“Interpretation No. 46R,” or “FIN No. 46R”). FIN No. 46R, “Consolidation of Variable Interest Entities,” applies at different dates to different types of enterprises and entities, and special provisions apply to enterprises that have fully or partially applied Interpretation No. 46 prior to issuance of Interpretation No. 46R. Application of Interpretation No. 46 or Interpretation No. 46R is required in financial statements of public entities that have interest in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. The initial adoption of FIN No. 46R did not have a material impact on the Company’s financial condition, results of operations or cash flow.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. These effective dates are not applicable to the provisions of paragraph 9 and 10 of SFAS No. 150 as they apply to mandatory redeemable non-controlling interests, as the FASB has delayed these provisions. The adoption of SFAS No. 150 did not have a material impact upon the Company’s financial condition, results of operations or cash flows.

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

The following table illustrates the effect on net earnings and net earnings per common share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	(in thousands)		(in thousands)
	2004	2003	2004	2003

Net earnings	$1,816	$740	$4,289	$5,767
Total stock-based employee compensation determined under fair value-based method, net tax	(190)	(63)	(419)	(345)

Pro forma net earnings	$1,626	$677	$3,870	$5,422

Net earnings per common share:
Basic – as reported	$0.07	$0.03	$0.18	$0.24

Basic – pro forma	$0.07	$0.03	$0.16	$0.22

Net earnings per common share:
Diluted – as reported	$0.07	$0.03	$0.16	$0.22

Diluted – pro forma	$0.06	$0.03	$0.15	$0.21

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

Note 2. Accounts Receivable

Accounts receivable as of September 30, 2004 and December 31, 2003 are summarized as follows:

	September 30, 2004	December 31, 2003
	(in thousands)
Trade	$14,362	$16,374
Insurance	934	2,646
Employee	68	32
Income tax	616	1,242
Other	216	271

Total accounts receivable	16,196	20,565
Less: allowance for doubtful accounts	(733)	(705)

Receivables, net	$15,463	$19,860

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Dollars in thousands, except per share amounts)

Note 3. Inventory

The major classes of inventory as of September 30, 2004 and December 31, 2003 are summarized as follows:

	September 30, 2004	December 31, 2003
	(in thousands)
Fish meal	$24,222	$21,963
Fish oil	12,186	7,666
Fish solubles	505	600
Unallocated inventory cost pool (including off-season costs)	3,592	5,348
Other materials & supplies	4,972	4,828

Total inventory	$45,477	$40,405

Inventory at September 30, 2004 and December 31, 2003 is stated at the lower-of-cost-or-market. The elements of the unallocated inventory cost pool include plant and vessel related labor, utilities, rent, repairs and depreciation, to be allocated to inventories produced through the remainder of the 2004 season.

Note 4. Other Assets

Other assets as of September 30, 2004 and December 31, 2003 are summarized as follows:

	September 30, 2004	December 31, 2003
	(in thousands)
Fish nets	$870	$877
Insurance receivable, net of allowance for doubtful accounts	766	1,394
Title XI loan origination fee	344	312
Note receivable	—	376
Deposits	128	128

Total other assets, net	$2,108	$3,087

Amortization expense for fishing nets amounted to approximately $143,000, $250,000, $724,000 and $681,000 for the three months ended and nine months ended September 30, 2004 and 2003, respectively.

The Company carries insurance for certain losses relating to its vessels and Jones Act liability for employees aboard its vessels (collectively, “Vessel Claims Insurance”). The typical Vessel Claims Insurance policy contains an annual aggregate deductible (“AAD”) for which the Company remains responsible, while the insurance carrier is responsible for all applicable amounts which exceed the AAD. It is the Company’s policy to accrue current amounts due and record amounts paid out on each claim. Once payments exceed the AAD, the Company records an insurance receivable for a given policy year, net of allowance for doubtful accounts. As of September 30, 2004 and December 31, 2003, the allowance for doubtful insurance receivable accounts was $2.0 million.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Dollars in thousands, except per share amounts)

Note 5. Property and Equipment

Property and equipment at September 30, 2004 and December 31, 2003 are summarized as follows:

	September 30, 2004	December 31, 2003
	(in thousands)
Land	$6,302	$6,302
Plant assets	70,840	70,534
Fishing vessels	83,181	82,573
Furniture and fixtures	1,913	1,913
Construction in progress	26,063	7,884

Total property and equipment	188,299	169,206
Less: accumulated depreciation and impairment	(91,270)	(83,975)

Property and equipment, net	$97,029	$85,231

Depreciation expense amounted to $2.5 million, $2.4 million, $7.5 million and $7.2 million for the three months ended and nine months ended September 30, 2004 and 2003, respectively. The Company capitalized interest in the amount of $263,000 associated with the construction of the Company’s fish oil processing facility.

Note 6. Notes Payable and Long-Term Debt

At September 30, 2004 and December 31, 2003, the Company’s long-term debt consisted of the following:

	September 30, 2004	December 31, 2003
	(in thousands)
U.S. government guaranteed obligations (Title XI loan) collateralized by a first lien on certain vessels and certain plant assets:
Amounts due in installments through 2016, interest from 5.7% to 7.6%	$17,552	$18,658
Amounts due in installments through 2014, interest at Eurodollar rates of 2.03% and 1.6% at September 30, 2004 and December 31, 2003, respectively, plus 4.5%	420	441
Other debt at 7.9% and 7.9% at September 30, 2004 and December 31, 2003, respectively	44	72

Total debt	18,016	19,171
Less current maturities	(1,649)	(1,566)

Long-term debt	$16,367	$17,605

At September 30, 2004 and December 31, 2003, the estimated fair value of debt obligations approximated book value.

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

On September 2, 2004, pursuant to the Title XI program, the United States Department of Commerce approved a financing application made by the Company in the amount of $14 million (the “Approval Letter”). The Company had no borrowings or financing requests outstanding under the Approval Letter at September 30, 2004. Borrowings under this Title XI program may be used for refurbishment of the Company’s fishing vessels and capital expenditures relating to the Company’s shore-side fishing assets. The Title XI loans are secured by liens on certain of the Company’s fishing vessels and mortgages on the Company’s Reedville, Virginia and Abbeville and Cameron, Louisiana plants.

On December 20, 2000 the Company entered into a three-year $20 million revolving credit agreement with Bank of America, N.A. (the “Credit Facility”). Borrowings under this facility may be used for working capital and capital expenditures. On May 19, 2003, the Company amended the existing Credit Facility and among other things, these amendments extended the maturity until December 20, 2006, deleted certain existing financial covenants and added certain affirmative covenants such as a Leverage Ratio covenant not to exceed 3 to 1 at any time and a Fixed Charge Coverage Ratio covenant not to be less than 1 as of the end of each month, measured for the twelve month period then ended. The Company is required to comply with the financial covenants from and after the last day of any month in which the Credit Facility’s availability is less than $3 million on any date or the Credit Facility’s availability averages less than $6 million for any calendar month. The Company is in compliance with its financial covenants as of September 30, 2004. A commitment fee of 50 basis points per annum is payable on the unused portion of the Credit Facility. If at any time the Company’s loan outstanding under the Credit Facility is $5 million or greater, the commitment fee on the unused portion shall be 25 basis points per annum. Applicable interest is payable at alternative rates of LIBOR plus 2.25% or Prime plus 0%. The applicable interest note will be adjusted (up or down) prospectively on a quarter basis from LIBOR plus 2.25% to LIBOR plus 2.75% or at the Company’s option, Prime plus 0% to Prime plus 0.25%, depending upon the Fixed Charge Coverage Ratio being greater than 2.5 times to less than or equal to 1.5 times, respectively. The Credit Facility is collateralized by all of the Company’s trade receivables, inventory and equipment. In addition, the Credit Facility does not allow for the payment of cash dividends or stock repurchases and also limits capital expenditures and investments. As of September 30, 2004 the Company had no borrowings outstanding under the Credit Facility. At September 30, 2004 and December 31, 2003, the Company had outstanding letters of credit totaling approximately $2.7 million and $2.6 million, respectively, issued primarily in support of worker’s compensation insurance programs.

Note 7. Accrued Liabilities

Accrued liabilities as of September 30, 2004 and December 31, 2003 are summarized as follows:

	September 30, 2004	December 31, 2003
	(in thousands)
Salary and benefits	$9,121	$5,156
Insurance	3,370	4,205
Trade creditors	3,140	2,135
Taxes, other than income tax	1,104	12
Other	66	50

Total accrued liabilities	$16,801	$11,558

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Dollars in thousands, except per share amounts)

Note 8. Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Net income	$1,816	$740	$4,289	$5,767
Foreign translation adjustment, net of tax	3	(37)	(12)	(21)

Total comprehensive income	$1,819	$703	$4,277	$5,746

Note 9. Commitments and Contingencies

Capital Commitments

The Company has committed approximately $18 million to build a new 100 – metric ton per day fish oil processing facility at its Reedville, Virginia location. The commitments covered by this agreement aggregate approximately $7 million and $11 million for 2003 and 2004, respectively. As of September 30, 2004 the Company has incurred approximately $18.3 million related to its Reedville fish oil processing facility placed in operations during October 2004.

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

Note 10. Reconciliation of Basic and Diluted Per Share Data (in thousands except per share data)

	Earnings (Numerator)	Shares (Denominator)	Per Share Data
Three Months Ended September 30, 2004
Net earnings	$1,816

Basic earnings per common share:
Earnings available to common shareholders	$1,816	24,517	$0.07

Effect of dilutive securities:
Stock options assumed exercised	—	1,949

Diluted earnings per common share:
Earnings available to common shareholders plus stock options assumed exercised	$1,816	26,466	$0.07

	Earnings (Numerator)	Shares (Denominator)	Per Share Data
Three Months Ended September 30, 2003
Net Earnings	$740

Basic earnings per common share:
Earnings available to common shareholders	$740	24,279	$0.03

Effect of dilutive securities:
Stock options assumed exercised	—	1,703

Diluted earnings per common share:
Earnings available to common shareholders plus stock options assumed exercised	$740	25,982	$0.03

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Dollars in thousands, except per share amounts)

	Earnings (Numerator)	Shares (Denominator)	Per Share Data
Nine Months Ended September 30, 2004
Net earnings	$4,289

Basic earnings per common share:
Earnings available to common shareholders	$4,289	24,451	$0.18

Effect of dilutive securities:
Stock options assumed exercised	—	1,988

Diluted earnings per common share:
Earnings available to common shareholders plus stock options assumed exercised	$4,289	26,439	$0.16

	Earnings (Numerator)	Shares (Denominator)	Per Share Data
Nine Months Ended September 30, 2003
Net Earnings	$5,767

Basic earnings per common share:
Earnings available to common shareholders	$5,767	24,129	$0.24

Effect of dilutive securities:
Stock options assumed exercised	—	1,563

Diluted earnings per common share:
Earnings available to common shareholders plus stock options assumed exercised	$5,767	25,692	$0.22

Options to purchase 2,062,800 shares of common stock at prices ranging from $9.06 to $17.25 per share were outstanding during the three and nine months ended September 30, 2004, but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the shares during that period.

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

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Dollars in thousands, except per share amounts)

NOTE 11. Components of Net Periodic Pension Cost

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Service cost	$—	$—	$—	$—
Interest cost	367	403	1,101	1,209
Expected return on plan assets	(354)	(288)	(1,062)	(864)
Amortization of prior service costs	—	—	—	—
Amortization of net loss	161	248	483	744

Net periodic pension cost	$174	$363	$522	$1,089

The Company previously disclosed in its financial statements for the year ended December 31, 2003 that it expected to contribute $939,000 to its pension plan in 2004. As of September 30, 2004, no contributions have been made. As of September 30, 2004 the Company anticipates that the 2004 fiscal year contribution will be zero due to the passage of the Pension Funding Equity Act of 2004.

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

The Company produces and sells a variety of protein and oil products derived from menhaden, a species of wild herring-like fish found along the Gulf of Mexico and Atlantic coasts. The fish is not genetically modified or genetically enhanced. The Company processes several grades of fish meal (regular or “FAQ” meal and specialty meals), as well as fish oil and fish solubles. The Company’s fish meal products are primarily used as a protein ingredient in animal feed for swine, cattle, aquaculture and household pets. Fish oil is utilized for animal and aquaculture feeds, industrial applications, and additives to human food products. The Company’s fish solubles are sold primarily to livestock feed manufacturers, aquaculture feed manufacturers and for use as an organic fertilizer. All of the Company’s products contain healthy long-chain Omega-3 fatty acids rich in EPA (eicosapentaenoic acid) and DHA (docosahexaenoic acid). Omega-3 fatty acids are commonly referred to as “essential fatty acids” because the body does not produce them. Instead, essential fatty acids must be obtained from outside sources, such as food or special supplements. Long-chain Omega-3s are also commonly referred to as a “good fat” for their health benefits, as opposed to the “bad fats” that create or aggravate health conditions through long-term consumption. Scientific research suggest that long-chain Omega-3s as part of a balanced diet may provide significant benefits for health issues such as cardiovascular disease, inflammatory conditions and other ailments. Under its patented production process, the Company produces OmegaPure®, a taste-free, odorless refined fish oil that is the only marine source of long-chain Omega-3s directly affirmed by the U.S. Food and Drug Administration (“FDA”) as a food ingredient which is Generally Recognized as Safe (“GRAS”). In September 2004, the FDA announced that scientific evidence indicates that long-chain Omega-3 fatty acids containing both EPA and DHA may be beneficial in reducing coronary heart disease. See “—Products” in Part I Item 1 and 2 of the Company’s Form 10-K Annual Report for the year ended December 31, 2003.

The Company operates four menhaden processing plants: two in Louisiana, one in Mississippi and one in Virginia, as well as a fish oil processing facility also located in Virginia. The four plants have an aggregate annual processing capacity of 950,000 tons of fish. The Company also completed a new 100-metric ton per day fish oil processing facility in Reedville, Virginia in October 2004, which replaced its existing fish oil processing facility.

The Company operates through three material subsidiaries: Omega Protein, Inc., Omega Shipyard, Inc. and Omega Protein Mexico, S. de R.L. de C.V. (“Omega Mexico”). Omega Protein, Inc. is the Company’s principal operating subsidiary for its menhaden processing business and is the successor to a business conducted since 1913. Omega Shipyard, Inc. owns a drydock facility in Moss Point, Mississippi, which is used to provide shoreside maintenance for the Company’s fishing fleet and, subject to outside demand and excess capacity, third-party vessels. Revenues from shipyard work for third-party vessels for the nine months ended September 30, 2004 were not material. Omega Mexico is a subsidiary formed in 2002 for the Company’s meal and oil sales and purchases in Mexico. The Company also has a number of other immaterial direct and indirect subsidiaries. Three former subsidiaries, Protein Operating Company, Protein USA Company and Protein Securities Company, were merged into Omega Protein, Inc. in 2003.

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

Omega is the largest U.S. producer of protein-rich meal and oil derived from marine sources. The Company’s products are produced from menhaden (a herring-like fish found in commercial quantities), and include FAQ grade and value-added specialty fish meals, crude and refined fish oils and regular and value-added fish solubles. The Company’s fish meal products are used as nutritional feed additives by animal feed manufacturers and by commercial livestock producers. The Company’s crude fish oil is sold to food producers and feed manufacturers and its refined fish oil products are used in human food and animal feed production and certain industrial applications. Fish solubles are sold as protein additives for animal feed and as fertilizers.

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

OMEGA PROTEIN CORPORATION

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

Pricing for the Company’s products has been volatile in the past several years and is attributable mainly to the international availability, or the perceived international availability, of fish meal and fish oil inventories. In an effort to reduce price volatility and to generate higher, more consistent profit margins, in fiscal 2000 the Company embarked on a quality control program designed to increase its capability of producing higher quality fish meal products and, in conjunction therewith, enhanced it sales efforts to penetrate premium product markets. Since 2000, the Company’s sales volumes of specialty meal products have increased approximately 11.0%. Future volumetric growth in specialty meal sales will be dependant upon increased harvesting efforts and market demand. Additionally, the Company is attempting to introduce its refined fish oil into the food market. The Company has made sales, which to date have not been material, of its refined fish oil, trademarked OmegaPure® to food manufacturers in the United States and Canada at prices that provide substantially improved margins over the margins that can be obtained from selling non-refined fish oil. The Company cannot estimate, however, the size of the actual domestic or international markets for OmegaPure® or how long it may take to develop these markets.

During 2002, the Company developed a business plan to expand its purchase and resale of other manufacturers’ fish meal and fish oil products and engaged a full-time consultant to implement the Company’s business plan which focused initially on the purchase and resale of Mexican fish meal and fish oil. In 2002, revenues generated from these types of transactions represented less than 1% of total Company revenues. During 2003, the Company’s fish catch and resultant product inventories were reduced, primarily due to adverse weather conditions. The Company supplemented its inventories and subsequent sales by purchasing other fish meal and oil products. Although operating margins from these activities are less than the margins typically generated from the Company’s base domestic production, these operations provide the Company with a source of fish meal and oil to sell into other markets where the Company has not historically had a presence. The Company purchased products totaling approximately 16,900 and 12,500 tons, or approximately 4.3% and 5% of total volume sales for the nine months ending September 30, 2004 and the fiscal year ended December 31, 2003, respectively.

During 2003, the Company experienced a poor fish catch (approximately 11% below expectations and a similar reduction from 2002), combined with poor oil yields. The reduced fish catch was primarily attributable to adverse weather conditions and the poor oil yields due to the reduced fat content of the fish. As a result of the poor fish catch and reduced yields, the Company experienced significantly higher per unit product costs (approximately 15% increase) during 2003 compared to 2002. The impact of higher cost inventories and fewer volumes available for sale has been carried forward and has adversely affected the Company’s earnings through the first two quarters of 2004.

During 2004, the Company’s fishing efforts in the Gulf of Mexico were hampered by numerous hurricanes which resulted in lower fish catches than predicted. As a result, the Company’s per unit product costs were higher than anticipated and were comparable to the 2003 season. Such reduced fish catch quantities results in higher cost inventories and correspondingly higher cost of sales, as well as less available product for sale. The impact of the higher cost inventories and fewer volumes available for sale will be carried forward which will adversely affect Company earnings in the fourth quarter of fiscal 2004 as well as the first and second quarters of fiscal 2005.

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

The following table sets forth the Company’s revenues by product (in millions) and the approximate percentage of total revenues represented thereby, for the indicated periods:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2004		2003		2004		2003
	Revenues	Percent	Revenues	Percent	Revenues	Percent	Revenues	Percent
Regular Grade	$6.9	16.6%	$7.2	22.4%	$16.6	17.8%	$16.0	19.0%
Special Select	19.0	45.8	10.0	31.1	39.5	42.5	29.5	34.9
Sea-Lac	4.9	11.8	2.9	9.0	13.1	14.1	11.0	13.0
Crude Oil	9.2	22.2	10.7	33.2	18.8	20.2	23.6	27.9
Refined Oil	1.1	2.6	1.0	3.1	3.5	3.8	2.8	3.3
Fish Solubles	0.4	1.0	0.4	1.2	1.5	1.6	1.6	1.9

Total	$41.5	100.0%	$32.2	100.0%	$93.0	100.0%	$84.5	100.0%

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

On September 2, 2004, pursuant to the Title XI program, the United States Department of Commerce approved a financing application made by the Company in the amount of $14 million (the “Approval Letter”). The Company had no borrowings or financing requests outstanding under the Approval Letter at September 30, 2004. Borrowings under this Title XI program may be used for refurbishment of the Company’s fishing vessels and capital expenditures relating to the Company’s shore-side fishing assets. The Title XI loans are secured by liens on certain of the Company’s fishing vessels and mortgages on the Company’s Reedville, Virginia and Abbeville and Cameron, Louisiana plants.

The Company announced in April 2003, that it had committed to build a new 100-metric ton per day fish oil processing facility at its Reedville, Virginia location. Construction on the project began in June 2003 and was completed in October 2004. The cost of the project was approximately $18.3 million. The Company funded the project through its available cash balances.

Omega had an unrestricted cash balance of $33.9 million at September 30, 2004. The Company’s liquidity is greatly influenced by the selling prices received for its products. Should the Company experience decreased pricing in the future, as it experienced in 1999 and 2000, liquidity would decline and the Company would possibly have to utilize its working capital credit facility. The Company’s long-term debt at September 30, 2004 and December 31, 2003 was $16.4 million and $17.6 million, respectively. Current maturities attributable to the Company’s long-term debt were $1.6 million at both September 30, 2004 and December 31, 2003. The Company did not utilize its working capital credit facility during the first nine months of 2004 or 2003 other than for $2.7 million and $2.6 million, respectively, in standby letters of credit. As of September 30, 2004, the Company had $17.3 million available under its working capital credit facility. The Company has no off-balance sheet arrangements other than normal operating leases and standby letters of credit.

OMEGA PROTEIN CORPORATION

The following tables aggregate information about the Company’s contractual cash obligations and other commercial commitments (in thousands) as of September 30, 2004:

	Payments Due by Period
Contractual Cash Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years
Long Term Debt	$18,016	$1,649	$3,562	$3,625	$9,180
Operating Leases	1,009	449	230	174	156
Minimum Pension Liability	8,917	—	—	—	8,917

Total Contractual Cash Obligations	$27,942	$2,098	$3,792	$3,799	$18,253

	Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years
Credit Facility (1)	$17,283	$—	$—	$—	$—
Fisheries Finance Program (4)	14,000	3,000	11,000	—	—
Standby Letters of Credit	2,717	2,717	—	—	—
Construction Commitment (2)	—	—	—	—	—
Energy Commitments (3)	225	225	—	—	—

Total Commercial Commitments	$34,225	$5,942	$11,000	$—	$—

(1)	As of September 30, 2004, the Company had no outstanding borrowings under the $20 million Credit Facility other than $2.7 million in stand-by letters of credit.
(2)	The Company announced in April 2003 that it had committed to build a new 100-metric ton per day fish oil processing facility at its Reedville, Virginia location. Construction on the project began in June 2003 and was completed in October 2004. The project cost was approximately $18 million. The Company currently anticipates that it will fund the project through its available cash balances. As of September 30, 2004 the Company had incurred $18.3 million related to its Reedville processing facility.
(3)	As of September 30, 2004, the Company had normal purchase commitments for energy usage of approximately $225,000, that will be delivered in quantities expected to be used in the normal course of business during the 2004 fishing season.
(4)	On September 2, 2004 the United States Department of Commerce Fisheries Finance Program approved a $14 million financing application (“Approval Letter”) made by the Company. As of September 30, 2004 the Company had no outstanding borrowings under the $14 million Approval Letter.

Investing activities used $19.3 million and $10.1 million for the nine months ended September 30, 2004 and 2003 respectively. The Company’s investing activities consists mainly of capital expenditures for equipment purchases, replacements, vessel refurbishments and a fish oil processing facility. The Company anticipates making approximately $21.7 million in capital expenditures in 2004, of which approximately $11.9 million was dedicated to the new fish oil processing facility and the remainder will be used to refurbish vessels and plant assets and to repair certain equipment.

Financing activities used $550,000 and provided $243,000 during the nine months ended September 30, 2004 and 2003, respectively. The exercise of stock options provided proceeds of $605,000 and $1.1 million for the nine months ended September 30, 2004 and 2003, respectively.

On December 20, 2000 the Company entered into a three-year $20 million revolving credit agreement with Bank of America, N.A. (the “Credit Facility”). Borrowings under the Credit Facility may be used for working capital and capital expenditures. On May 19, 2003, the Company amended the existing Credit Facility and among

OMEGA PROTEIN CORPORATION

other things, these amendments extended the maturity until December 20, 2006, deleted certain existing financial covenants and added certain affirmative covenants such as a Leverage Ratio covenant not to exceed 3 to 1 at any time and a Fixed Charge Coverage Ratio covenant not to be less than 1 to 1 as of the end of each month, measured for the twelve month period then ended. The Company is required to comply with the financial covenants from and after the last day of any month in which the Credit Facility’s availability is less than $3,000,000 on any date, or the Credit Facility’s availability averages less than $6,000,000 for any calendar month. A commitment fee of 50 basis points per annum is payable on the unused portion of the Credit Facility. If at any time the Company’s loan outstanding under the Credit Facility is $5 million or greater, the commitment fee on the unused portion shall be 25 basis points per annum. Applicable interest is payable at alternative rates of LIBOR plus 2.25% or Prime plus 0%. The applicable interest rate shall be adjusted (up or down) prospectively on a quarterly basis from LIBOR plus 2.25% to LIBOR plus 2.75% or, at the Company’s option, Prime plus 0% to Prime plus 0.25%, depending upon the Fixed Charge Coverage Ratio being greater than 2.5 times to less than or equal to 1.5 times, respectively. The Credit Facility is collateralized by all of the Company’s trade receivables, inventory and equipment. In addition, the Credit Facility does not allow for the payment of cash dividends or stock repurchases and also limits capital expenditures and investments. The Company was in compliance with the Credit Facility covenants at September 30, 2004. As of September 30, 2004, the Company had no cash borrowings outstanding under the Credit Facility other than $2.7 million in stand-by letters of credit.

On September 2, 2004 the United States Department of Commerce Fisheries Finance Program approved the Company’s financing application in an amount not to exceed $14 million (the “Approval Letter”). Borrowings under the Approval Letter may be used to finance and/or refinance 73% of the depreciated actual cost of the Company’s future projects not to exceed 15 years from inception at interest rates determined by the U.S. Treasury rate. Final approval for all such future projects requires individual approval through the Secretary of Commerce, National Oceanic and Atmospheric Administration, National Marine Fisheries Service (“National Marine Fisheries Service”). Security for the note shall be such security agreements, undertakings, and other documents of whatsoever mature deemed by the National Marine Fisheries Service sole discretion, as necessary to accomplish the intent and purpose of the Approval Letter. The Company is required to comply with customary National Marine Fisheries Service covenants as well as certain special covenants. As of September 30, 2004, the Company had no borrowings or financing requests outstanding under the Approval Letter.

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

OMEGA PROTEIN CORPORATION

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

A general hardening of the world insurance markets in recent years has made the Company’s insurance more costly in recent years. In response, the Company has elected to increase its deductibles and self-retentions in order to achieve lower insurance premium costs. These higher deductibles and self-retentions will expose the Company to greater risk of loss if claims occur.

The Company believes that the existing cash, cash equivalents, short-term investments and funds available through its Credit Facility and Approval Letter will be sufficient to meet its working capital and capital expenditure requirements through at least the next twelve months.

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

Inventories

Inventory is stated at the lower-of-cost-or-market. The Company’s fishing season runs from mid-April to the first of November in the Gulf of Mexico and from the beginning of May into December in the Atlantic. Government regulations generally preclude the Company from fishing during the off-seasons.

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

Results of Operations

The following table sets forth as a percentage of revenues certain items of the Company’s operations for each of the indicated periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	87.7	88.8	84.7	80.8

Gross profit	12.3	11.2	15.3	19.2
Selling, general and administrative expense	5.8	6.9	7.9	7.9

Operating income	6.5	4.3	7.4	11.3
Interest income (expense), net	0.2	(0.6)	(0.3)	(0.6)
Other expense, net	(0.1)	—	(0.2)	—

Income before income taxes	6.6	3.7	6.9	10.7
Provision for income taxes	2.2	1.4	2.3	3.8

Net income	4.4	2.3	4.6	6.9

OMEGA PROTEIN CORPORATION

Interim Results for the Third Quarters ended September 30, 2004 and September 30, 2003

Revenues. Revenues increased $9.3 million or 28.9% from $32.2 million for the quarter ended September 30, 2003 to $41.5 million for the quarter ended September 30, 2004. This increase in revenue was attributable to increased prices for the Company’s fish meal and fish oil of 7.5% and 24.1%, respectively, as well as a 43.9% increase in the sales volume of the Company’s fish meal.

Cost of Sales. Cost of Sales, including depreciation and amortization, increased $7.8 million or 27.3% from $28.6 million for the quarter ended September 30, 2003 to $36.4 million for the quarter ended September 30, 2004. Cost of sales as a percentage of revenues decreased 1.1%. Cost of sales for each of the periods presented were higher than historical averages due primarily to weather related events in both periods which resulted in reduced fish catches, causing higher per unit cost of inventory.

Gross Profit. Gross profit margins increased $1.5 million or 41.7% from a $3.6 million gross profit for the quarter ended September 30, 2003 to a $5.1 million gross profit for the quarter ended September 30, 2004. Gross profit as a percentage of revenues increased 1.1% to 12.3% for the quarter ended September 30, 2004 as compared to the previous quarter. The increase in gross profit was primarily due to increased prices for the Company’s fish meal and fish oil of 7.5% and 24.1%, respectively, as well as a 43.9% increase in the sales volume of the Company’s fish meal.

Selling, general and administrative expenses. Selling, general, and administrative expenses increased $193,000 or 9.1% from $2.2 million for the quarter ended September 30, 2003 as compared to $2.4 million for the current quarter ended September 30, 2004. This increase was attributable primarily to increased consulting expenditures related to the Company’s governmental relations program and the Company’s Sarbanes-Oxley 404 compliance efforts.

Operating income. As a result of the factors discussed above, the Company’s operating income increased $1.3 million or 92.9% from an operating income of $1.4 million for the quarter ended September 30, 2003 to an operating income of $2.7 million for the quarter ended September 30, 2004. As a percentage of revenues operating income increased 2.2% for the current quarter ended September 30, 2004.

Interest income (expense), net. Interest expense, net decreased $260,000 for the current quarter ended September 30, 2004 to interest income, net of $82,000, as compared to interest expense, net of $178,000 for the quarter ended September 30, 2003. The decrease in interest expense, net was primarily due to the Company’s capitalization of interest of $263,000 associated with the construction of the Company’s new fish oil processing facility.

Other expense, net. Other expense, net increased $43,000 in the current quarter ended September 30, 2004 as compared to the quarter ended September 30, 2003. The increase was primarily due to fees paid to the Company’s banking institution and a reduction in gains on asset disposals.

Provision for income taxes. The Company recorded a $911,000 provision for income taxes for the third quarter of 2004 representing an effective tax rate of 33% for income taxes. The provision for income taxes for the corresponding tax period of 2003 reflected an effective tax rate of 37% for income taxes. The Company believes that it is more probable than not that the recorded estimated deferred tax asset benefits and state operating loss carry-forwards will be realized. The statutory tax rate of 34% for U.S. federal taxes was in effect for the third quarter of 2004.

OMEGA PROTEIN CORPORATION

Interim Results for the Nine Months ended September 30, 2004 and September 30, 2003

Revenues. For the nine months ended September 30, 2004, revenues increased $8.5 million or 10.1% from $84.5 million for the nine months ended September 30, 2003 to $93 million for the nine months ended September 30, 2004. The increase in revenues is attributable to a 5.5% and 13.2% increase in the prices for the Company’s fish meal and fish oil, respectively along with a 16.2% increase in sales volume of the Company’s fish meal.

Cost of Sales. Cost of sales, including depreciation and amortization, for the nine months ended September 30, 2004, was $78.8 million, a $10.5 million or 15.4% increase from $68.3 million for the nine months ended September 30, 2003. Cost of sales as a percentage of revenues increased 3.9% to 84.7% for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. The increase in cost of sales was primarily due to higher fiscal 2003 inventory costs carried forward into 2004, combined with the 2004 reduced fish catch brought about by adverse weather conditions in the Gulf of Mexico.

Gross Profit. Gross profit margins decreased $2 million or 12.3% from a $16.2 million gross profit for the nine months ended September 30, 2003 to a $14.2 million gross profit for the nine months ended September 30, 2004. Gross profit as a percentage of revenues decreased 3.9% to 15.3% for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. The decrease in gross profit was primarily due to higher cost inventories carried forward from fiscal 2003 along with a reduced fish catch.

Selling, general, and administrative expenses. Selling, general, and administrative expenses increased $594,000 or 9% from $6.7 million for the nine months ended September 30, 2003 as compared to $7.3 million for the nine months ended September 30, 2004. This increase was attributable primarily to increased consulting expenditures related to the Company’s governmental relations program and the Company’s Sarbanes-Oxley 404 compliance efforts.

Operating income. As a result of the factors discussed above, the Company’s operating income decreased $2.6 million or 27.4% from an operating income of $9.5 million for the nine months ended September 30, 2003 to $6.9 million for the nine months ended September 30, 2004. As a percentage of revenues operating income decreased 3.9% for the nine months ended September 30, 2004.

Interest income (expense), net. Interest expense, net decreased $208,000 for the nine months ended September 30, 2004 to interest income, net of $289,000 as compared to interest expense, net of $497,000 for the nine months ended September 30, 2003. The decrease in interest expense, net was primarily due to the Company’s capitalization of interest of $263,000 associated with the construction of the Company’s new fish oil processing facility.

Other expense, net. Other expense, net increased $119,000 in the current nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. The increase was primarily due to gains on disposal of Company assets for the nine months ended September 30, 2003.

Provision for income taxes. The Company recorded a $2.1 million provision for income taxes for the nine months ended September 30, 2004 representing an effective tax rate of 33% for income taxes. The provision for income taxes for the corresponding tax period of 2003 reflected an effective tax rate of 36% for income taxes. The Company believes that it is more probable than not that the recorded estimated deferred tax asset benefits and state operating loss carry-forwards will be realized. The statutory tax rate of 34% for U.S. federal taxes was in effect for the third quarter of 2004.

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

Risk Factors and Significant Factors That May Affect Forward-Looking Statements

The Company wishes to caution investors that the following significant factors, and those factors described elsewhere in this Report, other filings by the Company with the SEC from time to time and press releases issued by the Company, could affect the Company’s actual results which may differ materially from those expressed in any forward-looking statements made by or on behalf of the Company:

1.	The Company’s ability to meet its raw material requirements through its annual menhaden harvest, which is subject to fluctuation due to natural conditions over which the Company has no control, such as varying fish population, adverse weather conditions and disease.

2.	The impact on the Company if its spotter aircraft are prohibited or restricted from operating in their normal manner during the Company’s fishing season. For example, as a direct result of the September 11, 2001 terrorist attacks, the Secretary of Transportation issued a federal ground stop order that grounded certain aircraft (including the Company’s fish-spotting aircraft) for approximately nine days. This loss of spotter aircraft coverage severely hampered the Company’s ability to locate menhaden fish during this nine-day period and thereby reduced its amount of saleable product.

3.	The impact on the prices for the Company’s products of worldwide supply and demand relationships over which the Company has no control and which tend to fluctuate to a significant extent over the course of a year and from year to year. The products that influence the supply and demand relationship are world supplies of fish meal made from other fish species, animal proteins and fats, palm oil, soy meal and oil, and other edible oils.

4.	The impact of a violation by the Company of federal, state, intra-state and local laws and regulations relating to menhaden fishing or of the adoption of new laws or regulations at federal, state, intra-state or local levels that restrict or prohibit menhaden or purse-seine fishing, or stricter interpretations of existing laws or regulations that materially adversely affect the Company’s business.

5.	The impact of the enactment of increasingly stringent regulations regarding contaminants in fish meal or fish oil by foreign countries or the United States. More stringent regulations may result in: (a) the Company’s incurrence of additional capital expenditures on contaminant reduction technology in order to meet the requirements of those jurisdictions, and possibly higher production costs for Company’s products, or (b) the Company’s withdrawal from marketing its products in those jurisdictions.

OMEGA PROTEIN CORPORATION

6.	The impact on the Company if it cannot harvest menhaden in U.S. jurisdictional waters if the Company fails to comply with U.S. citizenship ownership requirements.

7.	Risks inherent in the Company’s attempt to expand into sales of refined, food grade fish oils for consumption in the U.S., including the unproven market for this product.

8.	Fluctuations in the Company’s quarterly operating results due to the seasonality of the Company’s business and the Company’s deferral of sales of inventory based on worldwide prices for competing products.

9.	The ability of the Company to retain and recruit key officers and qualified personnel, vessel captains and crewmembers.

10.	Risks associated with the strength of local currencies of the countries in which its products are sold, changes in social, political and economic conditions inherent in foreign operations and international trade, including changes in the law and policies that govern foreign investment and international trade in such countries, changes in U.S. laws and regulations relating to foreign investment and trade, changes in tax or other laws, partial or total expatriation, currency exchange rate fluctuations and restrictions on currency repatriation, the disruption of labor, political disturbances, insurrection or war and the effect of requirements of partial local ownership of operations in certain countries.

11.	In the future the Company may undertake acquisitions, although there is no assurance this will occur. Further, there can be no assurance that the Company will be able to profitably manage future businesses it may acquire or successfully integrate future businesses it may acquire into the Company without substantial costs, delays or other problems which could have a material adverse effect on the Company’s business, results of operations and financial condition.

12.	A general hardening of the world insurance markets in recent years has made the Company’s insurance more costly. The Company has elected to increase its deductibles and self-retentions in order to achieve lower insurance premium costs. These higher deductibles and self-retentions will expose the Company to greater risk of loss if claims occur.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description of Exhibit
*10.1	Amended and Restated Executive Agreement dated as of September 21, 2004 by and between the Company and Joseph L. von Rosenberg III (Exhibit 10.1 to Omega Protein Current Report on Form 8-K filed September 24, 2004.)

*10.2	Amended and Restated Executive Employment Agreement dated as of September 21, 2004 by and between the Company and Robert W. Stockton (Exhibit 10.2 to Omega Protein Current Report on Form 8-K filed September 24, 2004).

*10.3	Amended and Restated Executive Employment Agreement dated as of September 21, 2004 by and between the Company and John D. Held (Exhibit 10.3 to Omega Protein Current Report on Form 8-K filed September 24, 2004).

10.4	Amendment dated October 27, 2004 to the Loan and Security Agreement dated as of December 20, 2000, as amended, by and among the Company, various subsidiaries and Bank of America, N.A.

31.1	Rule 13a-14(a)/15(d)-14(a) Certification for Chief Executive Officer.

31.2	Rule 13a-14(a)/15(d)-14(a) Certification for Chief Financial Officer.

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference

OMEGA PROTEIN CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMEGA PROTEIN CORPORATION
(Registrant)
October 28, 2004	By:	/s/ ROBERT W. STOCKTON
(Executive Vice President, Chief Financial Officer)