Form 10-K
period 2004-12-31
OMEGA PROTEIN CORP
filed 2005-03-09
CIK 1053650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

None.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $95,090,000 as of June 30, 2004 (computed by reference to the quoted closing price of the registrant’s common stock on the New York Stock Exchange on June 30, 2004). Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. On February 26, 2005, there were outstanding 24,916,709 shares of the Company’s Common Stock, $0.01 par value.

Documents incorporated by reference: Portions of the registrant’s definitive proxy statement for its 2004 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2004, are incorporated by reference to the extent set forth in Part III.

Forward-looking statements in this Annual Report on Form 10-K, future filings by the Company with the Securities and Exchange Commission (the “Commission”), the Company’s press releases and oral statements by authorized officers of the Company are intended to be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the risks set forth under the caption “Risk Factors and Significant Factors That May Affect Forward-Looking Statements” appearing in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Company believes that forward-looking statements made by it are based on reasonable expectations; however, no assurances can be given that actual results will not differ materially from those contained in such forward-looking statements. Forward-looking statements involve statements that are predictive in nature, which depend upon or refer to future events or conditions, or which include the words “estimate,” “project,” “anticipate,” “expect,” “predict,” “believe,” “could,” “hope,” “would,” “may” and similar expressions.

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

The Company produces and sells a variety of protein and oil products derived from menhaden, a species of wild herring-like fish found along the Gulf of Mexico and Atlantic coasts. The fish is not genetically modified or genetically enhanced. The Company processes several grades of fish meal (regular or “FAQ” meal and specialty meals), as well as fish oil and fish solubles. The Company’s fish meal products are primarily used as a protein ingredient in animal feed for swine, cattle, aquaculture and household pets. Fish oil is utilized for animal and aquaculture feeds, industrial applications, and additives to human food products. The Company’s fish solubles are sold primarily to livestock feed manufacturers, aquaculture feed manufacturers and for use as an organic fertilizer. See “Company Overview—Products – Fish Meal” and “—Fish Oil.”

All of the Company’s products contain healthy long-chain Omega-3 fatty acids. Omega-3 fatty acids are commonly referred to as “essential fatty acids” because the body does not produce them. Instead, essential fatty acids must be obtained from outside sources, such as food or special supplements. Long-chain Omega-3’s are also commonly referred to as a “good fat” for their health benefits, as opposed to the “bad fats” that create or aggravate health conditions through long-term consumption. Scientific research suggests that long-chain Omega-3’s as part of a balanced diet may provide significant benefits for health issues such as cardiovascular disease, inflammatory conditions and other ailments.

Under its patented production process, the Company produces OmegaPure®, a taste-free, odorless refined fish oil that is the only marine source of long-chain Omega-3’s directly affirmed by the U.S. Food and Drug Administration (“FDA”) as a food ingredient which is Generally Recognized as Safe (“GRAS”). See “Company Overview—Products – Refined Fish Oil – Food Grade Oils.”

The Company operates four menhaden processing plants: two in Louisiana, one in Mississippi and one in Virginia, as well as a fish oil processing facility also located in Virginia. The four plants have an aggregate annual processing capacity as of December 31, 2004 of 950,000 tons of fish. The Company also completed construction of a new Health and Science Center in Reedville, Virginia in October 2004, which provides 100-metric tons per day fish oil processing capacity. See “Company Overview – Meal and Oil Processing Plants” and “—Health and Science Center.”

The Company operates through three material subsidiaries: Omega Protein, Inc., Omega Shipyard, Inc. and Omega Protein Mexico, S. de R.L. de C.V. (“Omega Mexico”). Omega Protein, Inc. is the Company’s principal operating subsidiary for its menhaden processing business and is the successor to a business conducted since 1913. Omega Shipyard, Inc. owns a drydock facility in Moss Point, Mississippi, which is used to provide shoreside maintenance for the Company’s fishing fleet and, subject to outside demand and excess capacity, third-party vessels. Revenues from shipyard work for third-party vessels in 2004 were not material. Omega Mexico coordinates the Company’s meal and oil sales and purchases in Mexico. The Company also has a number of other immaterial direct and indirect subsidiaries.

Until April 1998, the Company, including its predecessors, was a wholly-owned subsidiary of Zapata Corporation (“Zapata”). In April 1998, the Company completed an initial public offering of its common stock. Zapata currently owns approximately 58% of the Company’s outstanding common stock.

Available Information

The Company files annual, quarterly and current reports and other information with the Securities and Exchange Commission (“SEC”). The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed under the Securities and Exchange Act of 1934 (“Exchange Act”), as well as Section 16 filings by officers and directors, are available free of charge at the Company’s website at www.omegaproteininc.com or at the SEC’s website at www.sec.gov and are posted as soon as reasonably practicable after they are filed with the SEC. The Company will provide a copy of these documents to stockholders upon request. Information on the Company’s website or any other website is not incorporated by reference into this report and does not constitute part of this report.

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

The Company’s Corporate Governance Guidelines, Code of Business Conduct and Ethics, Code of Ethics for Financial Professionals, as well as the Charters for the Board’s Audit Committee, Compensation Committee, Corporate Governance and Scientific Committee, are available at the Company’s website. These Guidelines, Codes and Charters are not incorporated by reference into this report and do not constitute part of this report. The Company will provide a copy of these documents to stockholders upon request.

Geographic Information

The Company operates within one industry segment, menhaden fishing, for the production and sale of fish meal, fish solubles and fish oil. Export sales of fish oil and fish meal were approximately $39 million, $46 million and $44 million in 2004, 2003 and 2002, respectively. Such sales were made primarily to the Mexican, European and Canadian markets. In 2004, 2003 and 2002, sales to one customer were approximately $8.8 million, $10.8 million and $10.5 million, respectively. This customer differed from year to year.

The following table shows the geographical distribution of revenues (in thousands) based on location of customers:

	Years Ended December 31,
	2004		2003		2002
	Revenues	Percent	Revenues	Percent	Revenues	Percent
U.S.	$80,688	67.4%	$71,877	61.0%	$73,050	62.4%
Mexico	13,252	11.1	5,985	5.0	2,586	2.2
Europe	11,230	9.4	13,098	11.1	6,517	5.6
Canada	5,880	4.9	7,697	6.5	12,898	11.0
Asia	3,359	2.8	9,103	7.7	13,336	11.4
South & Central America	1,435	1.2	6,331	5.4	6,155	5.3
Other	3,801	3.2	3,835	3.3	2,466	2.1

Total	$119,645	100.0%	$117,926	100.0%	$117,008	100.0%

Company Overview

Omega is the nation’s largest producer of protein rich fish meal and oil. The Company’s products are produced from menhaden (a herring-like fish found in commercial quantities), and includes regular grade and value-added specialty fish meals, crude and refined fish oils and fish solubles.

Fishing.    During 2004, the Company owned a fleet of 66 fishing vessels and 32 spotter aircraft for use in its fishing operations and also leased additional aircraft where necessary to facilitate operations. During the 2004 fishing season in the Gulf of Mexico, which runs from mid-April through October, the Company operated 31 fishing vessels and 28 spotter aircraft. The fishing area in the Gulf is generally located along the Gulf Coast, with a concentration off the Louisiana and Mississippi coasts. The fishing season along the Atlantic coast begins in early May and usually extends into December. In 2004, the Company operated 10 fishing vessels and 7 spotter aircraft along the Mid-Atlantic coast, concentrated primarily in and around Virginia and North Carolina. The remaining fleet of fishing vessels and spotter aircraft are not routinely operated during the fishing season and are back-up to the active fleet, used for other transportation purposes, inactive or in the process of refurbishment in the Company’s shipyard.

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

Meal and Oil Processing Plants.    During 2004, the Company operated four meal and oil processing plants, two in Louisiana, one in Mississippi and one in Virginia, where the menhaden are processed into three general products types: fish meal, fish oil and fish solubles. As of December 31, 2004, the Company’s four active processing plants had an aggregate annual capacity to process approximately 950,000 tons of fish. The Company’s processing plants are located in coastal areas near the Company’s fishing fleet. Annual volume processed varies depending upon menhaden catch and demand. Each plant maintains a dedicated dock to unload fish, fish processing equipment and storage capacity.

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

Health and Science Center.    In October 2004, the Company completed construction and commenced operation of a new Health and Science Center that provides 100-metric tons per day fish oil processing capacity. The new center is located adjacent to the Company’s Reedville, Virginia processing plant. The food-grade facility includes state-of-the-art processing equipment and controls that will allow the Company to refine, bleach, winterize and deodorize its menhaden fish oil and has more than tripled the Company’s previous refined fish oil production capacity. The facility also provides the Company with automated packaging and refrigerated on-site storage capacity and has a new fully equipped lipids laboratory to enhance the development of Omega-3 oils and food products.

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

Special Select™.    Special Select™ is a premium grade low temperature processed fish meal. The quality control guidelines are very stringent, producing a higher protein level and higher digestibility and a lower total volatile nitrogen (“TVN”) and histamine count. These guidelines require that only the freshest fish and the most gentle drying process be used. Special Select™ is targeted for monogastrics, including baby pigs, turkey poults, pets, shrimp and trout.

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

Unrefined Fish Oil.    Unrefined fish oil (also referred to as crude fish oil) is the Company’s basic fish oil product. This grade of fish oil has not undergone any portion of the refining process. The Company’s markets for crude fish oil have changed over the past decade. In the early 1990’s, the Company’s main crude fish oil market, which accounted for greater than 90% of the Company’s production, was utilized by manufacturers of hydrogenated oils for human consumption such as margarine and shortening. In 2004, the Company estimates that approximately 70% of its crude fish oil was sold as a feed ingredient to the aquaculture industry. The growth of the worldwide aquaculture industry has resulted in increasing demand for fish oils in order to improve feed efficiency, nutritional value, survivability and health of farm-raised fish species.

Refined Fish Oil.    The Company’s refined fish oils come in three basic grades and also includes crude fish oils of special quality or that may require custom packaging or special additives.

Feed Grade Oils.    Feed grade menhaden oil is processed and refined to offer a high Omega-3 oil for use in premium pet, aquaculture and livestock feeds, as well as agricultural and attractant applications. The processing reduces oxidation while enhancing Omega-3 fatty acids for incorporation in the final feed to enhance skin and coat conditioning, reproductive performance, and increasing immunity. Both kosher and organic products are available.

SeaCideTM.    One new product that the Company has developed from refined fish oil is SeaCideTM. SeaCideTM is a unique blend of refined menhaden oil, cottonseed oil and an organic emulsifier developed for use against target pests and diseases that occur in a variety of field crops, orchards, vineyards and greenhouse operations. SeaCideTM is an all natural organic alternative to chemical insecticides and fungicides, is less phytotoxic than petroleum based oils, is compatible with most fertilizers, and is versatile enough for use on virtually any crop.

Food Grade Oils.    The Company has developed a patented process to fully refine menhaden oil to remove flavor, odor, color and pro-oxidants and offer a naturally high, long-chain Omega-3 content. The Company’s main product in this grade is OmegaPure®. Food applications for OmegaPure® are designed to deliver a stable, odorless, flavorless source of Omega-3 fatty acids to enhance human nutrition. These applications include mainstream consumer foods, medical care foods and dietary supplements. OmegaPure® is also kosher-certified and organic.

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

Various scientific studies have linked consumption of Omega-3 fatty acids to a number of nutritional and health benefits, such as heart health, treatment of arthritis and other inflammatory diseases, improving brain and eye function and treatment of depression. For example, in September 2004, the U.S. Food and Drug Administration (“FDA”) announced that scientific evidence indicates that long-chain Omega-3 fatty acids may be beneficial in reducing coronary heart disease. In addition the American Heart Association (“AHA”) issued a Scientific Statement in November 2002, entitled “Fish Consumption, Fish Oil, Omega-3 Fatty Acids, and Cardiovascular Disease.” The Scientific Statement outlines the findings of a comprehensive report that examined the cardiovascular health benefit of Omega-3 fatty acids from fish sources, specifically DHA and EPA. The report concluded that consumption of such Omega-3 fatty acids, either through diet or supplements, may reduce the incidence of cardiovascular disease. The statement referred to studies that have indicated the following to be associated with the intake of Omega-3 fatty acids: decreased risk of sudden death and arrhythmia, decreased thrombosis (blood clot), decreased triglyceride levels, decreased growth of atherosclerotic plaque, improved arterial health and lower blood pressure. The Scientific Statement concludes that Omega-3 fatty acids have been shown in epidemiological and clinical trials to reduce the incidence of heart disease.

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

Several additional developments have occurred in 2004 and early 2005 that the Company believes could potentially benefit its sales efforts for OmegaPure®.

•	In September 2004, the FDA announced that scientific evidence indicates that long-chain Omega-3 fatty acids containing both EPA and DHA may be beneficial in reducing coronary heart disease. The

Company believes that this new qualified health claim should encourage consumers to look for foods and beverages that contain long-chain Omega-3s.

•	In September 2004, the Company entered into a manufacturing and supply agreement with National Starch and Chemical Company, a leading producer of innovative starch-based ingredients for the global food industry that sells to over 1,000 food manufacturers. Omega Protein is the exclusive provider for 100% of National Starch’s requirements for long-chain Omega-3 fish oil. National Starch will encapsulate OmegaPure® into a free-flowing dry powder called Novomega™, which will then be marketed to National Starch’s worldwide customer base. Omega Protein has also granted National Starch a license to use its OmegaPure® trademark in connection with the packaging of National Starch’s products.

•	In October 2004, the Company completed its Health and Science Center in Reedville, Virginia. The Company is the only fully-integrated fish oil processing operation in the United States that both directly conducts fishing operations and also manufactures highly refined EPA and DHA from these marine resources. With the completion of this new facility, the Company can control the purity and quality of its product from harvesting all the way through manufacturing and shipment.

•	In January 2005, the U.S. Department of Agriculture and the Department of Health and Human Services released the 2005 Dietary Guidelines for Americans. The Guidelines, which are issued every five years, represent the federal government’s most current science-based advice to promote human health and reduce the risk of chronic diseases through nutrition and physical activity.

The previous Dietary Guidelines issued in 2000 recognized that certain fish contain Omega-3 fatty acids that are being studied to determine if they offer protection against heart disease, but did not specifically identify these Omega-3 fatty acids as DHA and EPA. The 2005 Dietary Guidelines specifically mentioned DHA and EPA and stated the “limited evidence suggests an association between consumption of fatty acids in fish and reduced risks of mortality from cardiovascular disease for the general population.”

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

OmegaGrow Plus™.    OmegaGrow Plus™ is a liquid foliar-applied fertilizer for plant nutrition that also helps to control insect and fungus problems. This product has additional oil content of 25% to 30% which is greater than the 7% to 10% oil content typically found in OmegaGrow™. These higher levels are detrimental to soft-bodied insects, as well as fungal diseases in citrus and vegetable crops. OmegaGrow Plus™ can be used as a replacement for petroleum-based oil sprays.

Distribution System.    The Company’s distribution system of warehouses, tank storage facilities, vessel loading facilities, trucks, barges and railcars allows the Company to service customers throughout the United

States and also foreign locations. The Company owns and leases warehouses and tank storage space for storage of its products, generally at terminals along the Mississippi River and Tennessee River. See “Properties.” The Company generally contracts with third-party trucking, vessel, barge and railcar companies to transport its products to and from warehouses and tank storage facilities and directly to its customers.

Historically, approximately 35% to 40% of Omega’s FAQ grade fish meal was sold on a two-to-twelve-month forward contract basis. The balance of FAQ grade fish meal and other products was substantially sold on a spot basis through purchase orders. In 2002, the Company began a similar forward sales program for its specialty grade meals and crude fish oil due to increasing demand for these products. During 2003, approximately 50% of the Company’s specialty meals and crude fish oil had been sold on a forward contract basis. In 2004, approximately 43% of the Company’s specialty meals and crude oil had been sold on a forward contract basis. The Company’s annual revenues are highly dependent on both annual fish catch and inventories and, in addition, inventory is generally carried over from one year to the next year. The Company determines the level of inventory to be carried over based on prevailing market prices of the products, and sales volumes that will fluctuate from quarter to quarter and year to year. The Company’s fish meal products have a useable life of approximately one year from date of production; however, the Company typically attempts to empty its warehouses of the previous season’s meal products by the second or third month of the new fishing season. The Company’s crude fish oil products do not lose efficacy unless exposed to oxygen and, therefore, their storage life typically is longer than that of fish meal.

Customers and Marketing.    Most of the Company’s marine protein products are sold directly to about 600 customers by the Company’s marketing department, while a smaller amount is sold through independent sales agents. Product inventory was $30.3 million as of December 31, 2004 versus $30.2 million on December 31, 2003.

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

During the off season, the Company fills purchase orders from the inventory it has accumulated during the fishing season or in some cases, by re-selling meal purchased from other suppliers. Prices for the Company’s products tend to be lower during the fishing season when product is more abundant than in the off season. Throughout the entire year, prices are often significantly influenced by supply and demand in world markets for competing products, primarily other global sources of fish meal and oil, and also soybean meal for its fish meal products, and vegetable oils for its fish oil products when used as an alternative to vegetable oils.

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

Purchases and Sales of Third-Party Meal and Oils.    Omega has from time to time purchased fish meal and fish oil from other domestic and international manufacturers. These purchase and resale transactions have been ancillary to the Company’s base manufacturing and sales business.

Part of the Company’s business plan involves expanding its purchase and resale of other manufacturers’ fish meal and fish oil products. In 2002, the Company initially focused on the purchase and resale of Mexican fish meal and fish oil and revenues generated from these types of transactions in that year represented less than 2% of total Company revenues. During 2003 and 2004, the Company’s fish catch and resultant product inventories were reduced, primarily due to adverse weather conditions, and the Company further expanded its purchase and resales of other fish meals and oils (primarily Panamanian, Peruvian and Mexican fish meal and U.S. menhaden oil). Although operating margins from these activities are less than the margins typically generated from the Company’s base domestic production, these operations provide the Company with a source of fish meal and oil to sell into other markets where the Company has not historically had a presence. During 2003, the Company purchased products totaling approximately 12,500 tons, or approximately 5% of total volume 2003 sales. During 2004, the Company purchased products totaling approximately 17,800 tons, or approximately 8% of total volume 2004 sales.

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

Competition.    The marine protein and oil business is subject to significant competition from producers of vegetable and other animal protein products and oil products such as Archer Daniels Midland and Cargill. In addition, but to a lesser extent, the Company competes with smaller domestic privately-owned menhaden fishing companies and international marine protein and oil producers, including Scandinavian herring processors and South American anchovy processors. Many of these competitors have significantly greater financial resources and more extensive and diversified operations than the Company.

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

Regulation.    The Company’s operations are subject to federal, state and local laws and regulations relating to the locations and periods in which fishing may be conducted as well as environmental and safety matters. At the state and local level, certain state and local government agencies have either enacted legislation or regulations which prohibits, restricts or regulates menhaden fishing within their jurisdictional waters.

The Company’s menhaden fishing operations are also subject to regulation by two interstate compacts created by federal law: the Atlantic States Marine Fisheries Commission (“ASMFC”) which consists of 15 states along the Atlantic Coast, and the Gulf States Marine Fisheries Commission which consists of 5 states along the Gulf of Mexico.

On February 11, 2005, the Menhaden Management Board of the ASMFC voted to initiate the preparation of an addendum to the existing ASMFC Interstate Management Plan for Atlantic Menhaden which would limit the amount of commercial menhaden catch in the Chesapeake Bay for a two-year period. The proposal would limit annual menhaden catch from the Chesapeake Bay to the Bay’s 5-year average catch, or 110,400 metric tons. (The Company’s Chesapeake Bay fish catch was 99,300 metric tons in 2004 or approximately 22% of the Company’s total 2004 fish catch.) The proposal would also initiate a concurrent research program to determine the status of menhaden populations in the Bay and other scientific and biological issues that have been raised by various environmentalist, recreational fishermen and other special interest groups before the ASMFC. If the addendum were to be approved, it would be released for public hearings and comment over a several month period and further review by interested federal agencies. After that process is completed, the Menhaden Management Board may make a recommendation on the addendum to the ASMFC Interstate Fisheries Management Policy Board later in 2005. If that Board were to ultimately approve the addendum, the addendum would be sent to individual ASMFC member states for their adoption and implementation.

The Company plans to participate in the public hearing and comment process in order to present evidence that the fishery is healthy and that no cap is needed (and in fact, as proposed, may not be permissible under existing ASMFC regulations and policies). The imposition of management measures by the ASMFC such as the proposed cap, must, pursuant to the ASMFC’s charter, be based on the “best scientific information available.” The Company believes, based on consultations with its scientific and technical advisors, that the proposed cap falls short of this standard. If any limitation were to be ultimately imposed, it would likely become effective for the Company’s 2006 and 2007 fishing seasons.

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

The Company’s operations are subject to federal, state and local laws and regulations relating to the protection of the environment, including the federal Clean Water Act, which imposes strict controls against the discharge of pollutants in reportable quantities, and along with the Oil Pollution Act, imposes substantial liability for the costs of oil removal, remediation and damages. The Company’s operations also are subject to the federal Clean Air Act, as amended; the federal Comprehensive Environmental Response, Compensation, and Liability Act, which imposes liability, without regard to fault, on certain classes of persons that contributed to the release of any “hazardous substances” into the environment; and the federal Occupational Safety and Health Act (“OSHA”). The implementation of continuing safety and environmental regulations from these authorities could result in additional requirements and procedures for the Company, and it is possible that the costs of these requirements and procedures could be material.

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

The Company has made, and anticipates that it will make in the future, expenditures in the ordinary course of its business in connection with environmental matters. Such expenditures have not been material in the past, and while they are expected to increase in the future, such increases are not expected to be material to the Company’s business. However, there is no assurance that environmental laws and regulations enacted in the future will not require material expenditures or otherwise adversely affect the Company’s operations.

The Company continually monitors regulations which affect fish meal and fish oil in the United States and in those foreign jurisdictions where it sells its products. In some cases, particularly in Europe, regulators have mandated various environmental contaminant levels which, on occasion, certain of the Company’s products do not meet. In those instances, the Company has either negotiated a lower price with the customer for that product lot or has sold the product lot in another market where the regulatory standards are met. To date, such regulations have not had a material adverse effect on the Company’s business, but it is possible they may do so in the future.

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

Employees

At December 31, 2004, during the Company’s off-season, the Company employed approximately 470 persons. At August 31, 2004, during the peak of the Company’s 2004 fishing season, the Company employed approximately 950 persons. Approximately 140 employees at the Company’s Reedville, Virginia plant are represented by an affiliate of the United Food and Commercial Workers Union. The union agreement for the Reedville employees has a three-year term which will terminate on April 18, 2005. The Company has begun preliminary discussions with the union representatives regarding the terms of a new union agreement, but it is not possible at this time for the Company to predict the outcome of those discussions. During the past five years Omega has not experienced any strike or work stoppage which has had a material impact on its operations. The Company considers its employee relations to be generally satisfactory.

Executive Officers of the Company

The names, ages and current offices of the executive officers of the Company are set forth below. Also indicated is the date when each such person commenced serving as an executive officer of the Company.

Name and Age	Office	Date Became Executive Officer
Joseph L. von Rosenberg III (46)	Chief Executive Officer, President and Director	July 1997
Robert W. Stockton (54)	Executive Vice President, Chief Financial Officer	July 1997
John D. Held (42)	Senior Vice President, General Counsel and Secretary	January 2002
Thomas R. Wittmann (55)	Vice President—Operations	October 2002
Richard W. Weis (47)	Vice President—Business Development	January 2005
J. Scott Herbert (39)	Vice President—Agriproducts	September 2002
Clark A. Haner (48)	Vice President—Administration and Controller	September 1997
Kenneth Robichau (52)	Vice President—Tax and Director of Internal Audit	September 2002
Albert A. Riley (56)	Vice President—Refined Oils	September 2002
Michael E. Wilson (54)	Vice President—Marine Operations and President of Omega Shipyard, Inc.	July 1998

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

John D. Held has served as the Company’s General Counsel since March 2000, as Vice President of the Company from April 2002 to September 2002, and as Senior Vice President and Secretary since September 2002. Mr. Held also served as a consultant to the Company from December 1999 to February 2000. Prior thereto, Mr. Held held senior legal positions with other publicly traded companies and also practiced law for several years with a large firm in Houston, Texas.

Thomas R. Wittmann has served as Vice President—Operations since October 2002. Prior thereto, Mr. Wittmann served as the General Manager of the Company’s Abbeville, Louisiana facility since 1997 and served in various other Company positions since 1985.

Richard W. Weis has served as the Company’s Vice President—Business Development since January 2005. From May 2002 until January 2004, Mr. Weis served as Vice President—Business Development for Flavors of North America, Inc., a manufacturer of flavors for the food and beverage industries. From 2000 to May 2002, Mr. Weis was a self-employed consultant in the flavor industry. From 1993 through 2000, Mr. Weis was President of Alex Fries, Inc., a Land O’Lakes, Inc. subsidiary that produced custom flavor systems for the food and beverage industries. Mr. Weis also served as Vice President and Chief Operating Officer of Alex Fries, Inc. from 1987 to 1993.

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

Michael E. Wilson has served as President of the Company’s wholly-owned subsidiary, Omega Shipyard, Inc., since June 1997. Since July 1998, he has also served as the Company’s Vice President – Marine Operations and prior thereto, served as the Company’s Coordinator of Marine Engineering & Maintenance. Mr. Wilson joined the Company in 1985 and served in various operating capacities until 1996.

Properties

The Company’s material properties are described below. The Company believes its facilities are adequate and suitable for its current level of operations.

Plants.    The Company owns its plants in Reedville, Virginia, Moss Point, Mississippi and Abbeville, Louisiana (except for portions of the Abbeville facility which are leased from unaffiliated third parties). The Company also owns its Health and Science Center in Reedville, Virginia, as well as its Morgan City, Louisiana property which was formally operated as a plant. The Company leases from unaffiliated third parties the real estate on which its Cameron, Louisiana plant is located.

The Company has entered into a nonbinding letter of intent to purchase a 40-acre facility containing office and warehouse space and located next to the Company’s Moss Point, Mississippi facility. The proposed purchase price is $1.75 million. The Company believes that the utilization of this site would benefit its Gulf Coast operations by allowing the Company to develop additional and more cost effective rail and truck shipping opportunities, enhanced packaging capabilities and additional valued-added products. The closing of the purchase is contingent on the completion of the Company’s due diligence on the property. If the Company acquires the property, the Company estimates that it will spend an additional $2 million in 2005 for capital improvements to the property.

Warehouse and Storage.    The Company owns, as well as leases from unaffiliated third parties, warehouses and tank space for storage of its products, generally at terminals located along the Mississippi River and Tennessee River. The Company’s material storage facilities are located at:

Location	Approximate Fish Meal and Fish Oil Storage Capacity	Owned/Lease
Reedville, Virginia	29,950 tons	Owned
Abbeville, Louisiana	14,500 tons	Owned
Moss Point, Mississippi	10,900 tons	Owned
Morgan City, Louisiana	10,000 tons	Owned
St. Louis, Missouri	10,000 tons	Owned
Avondale, Louisiana	25,800 tons	Leased
Cameron, Louisiana	13,900 tons	Leased
East Dubuque, Illinois	11,000 tons	Leased
Guntersville, Alabama	10,000 tons	Leased
Norfolk, Virginia	2,800 tons	Leased

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

Item 4.    Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of Omega’s stockholders during the fourth quarter of 2004.

PART II

Item 5. Market	for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omega’s common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “OME”. The high and low sales prices for the common stock, as reported in the consolidated transactions reporting system, as well as the amounts per share of dividends declared during 2004 and 2003, for each quarterly period, are shown in the following table.

	Dec. 31, 2004	Sep. 30, 2004	Jun. 30, 2004	Mar. 31, 2004	Dec. 31, 2003	Sep. 30, 2003	Jun. 30, 2003	Mar. 31, 2003
High sales price	$8.77	$10.27	$11.16	$8.22	$8.09	$7.08	$5.82	$5.75
Low sales price	7.43	7.70	7.55	6.90	4.92	5.16	4.55	3.76
Dividends	—	—	—	—	—	—	—	—

On February 16, 2005, the closing price of Omega’s common stock, as reported by the NYSE, was $8.10 per share. As of February 16, 2005, there were approximately 40 holders of record of Omega’s common stock. This number does not include any beneficial owners for whom shares may be held in a “nominee” or “street” name.

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

The following table sets forth information as of December 31, 2004, with respect to compensation plans under which equity securities of the Company are authorized for issuance:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (in thousands)	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (in thousands)
Equity compensation plans approved by security holders	4,960	$7.13	383
Equity compensation plans not approved by security holders	—	—	—

Total	4,960	$7.13	383

The Company’s 2000 Long-Term Incentive Plan (“Plan”) provides for the issuance of up to an aggregate of 6.2 million shares of common stock under the Plan. The Plan also provides for the automatic increase (but not decrease) in the maximum number of shares of common stock available for issuance to 25% of the number of shares outstanding on the last day of each calendar quarter (commencing on June 30, 2000). The increase in the maximum aggregate number of shares under the Plan cannot exceed 15 million.

The Company did not repurchase any of its common stock in 2004.

Item 6.    Selected Financial Data.

The following table sets forth certain selected historical consolidated financial information for the periods presented and should be read in conjunction with the Consolidated Financial Statements of the Company included in Item 8 of this Report and the related notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Report.

	Years Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share amounts)
INCOME STATEMENT DATA:
Revenues	$119,645	$117,926	$117,008	$98,752	$84,042
Operating income (loss)	5,288	9,529	18,669	5,807	(25,625)
Net income (loss)	3,202	5,798	12,169	3,885	(16,744)
Per share income (loss) basic	0.13	0.24	0.51	0.16	(0.70)
Per share income (loss) diluted	0.12	0.22	0.48	0.16	(0.70)
CASH FLOW DATA:
Capital expenditures	22,907	14,930	7,765	1,921	6,977
BALANCE SHEET DATA (end of period):
Working capital	$73,137	$80,937	$71,851	$54,216	$40,254
Property and equipment, net	97,766	85,231	80,713	82,030	88,872
Total assets	190,162	186,168	179,027	165,227	160,484
Current maturities of long-term debt	1,661	1,566	1,270	1,296	1,227
Long-term debt	15,943	17,605	14,239	15,510	14,827
Stockholders’ equity	149,667	145,217	135,036	127,445	144,172

(1)	During the quarters ended September 30, 2000 and December 31, 2000, the Company recorded inventory write-downs of $13.7 million and $4.4 million, respectively, for market declines in the inventory values of the Company’s fish meal and fish oil.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of the Company’s financial condition and results of operations. This discussion should be read in conjunction with the Consolidated Financial Statements of the Company appearing under Item 8 herein. Certain amounts applicable to the prior periods have been reclassified to conform to the classifications currently followed. Such reclassifications do not affect earnings or stockholders equity.

General

Business.    Omega is the largest U.S. producer of protein-rich meal and oil derived from marine sources. The Company’s products are produced from menhaden (a herring-like fish found in commercial quantities), and include FAQ grade and value-added specialty fish meals, crude and refined fish oils and regular and value-added fish solubles. The Company’s fish meal products are used as nutritional feed additives by animal feed manufacturers and by commercial livestock producers. The Company’s crude fish oil is sold to food producers and feed manufacturers, and its refined fish oil products are used in food production and certain industrial applications. Fish solubles are sold as protein additives for animal feed and as fertilizers.

The Company’s harvesting season generally extends from May through December on the mid-Atlantic coast and from April through October on the Gulf coast. During the off season and the first few months of each fishing season, the Company fills purchase orders from the inventory it has accumulated during the previous fishing season. Prices for the Company’s products tend to be lower during the fishing season when product is more abundant than in the off season. Throughout the entire year, prices are significantly influenced by supply and demand in world markets for competing products, particularly other globally produced fish meal and fish oil, as well as other animal proteins and soybean meal for its fish meal products, and vegetable fats and oils for its fish oil products when used as an alternative to vegetable fats and oils.

The fish catch is processed into FAQ grade fish meal, specialty fish meals, fish oils and fish solubles at the Company’s four operating plants located in Virginia, Mississippi and Louisiana. The Company utilized 41 fishing vessels and 35 spotter craft in the harvesting operations during 2004. Menhaden are harvested offshore the U.S. mid-Atlantic and Gulf of Mexico coasts. In 2000, the Company converted several of its fishing vessels to “carry vessels” which do not engage in active fishing but instead carry fish from the Company’s offshore fishing vessels to its plants. Utilization of carry vessels increases the amount of time that certain of the Company’s fishing vessels remain offshore fishing productive waters and therefore increases the Company’s fish catch per vessel employed. The carry vessels have reduced crews and crew expenses and incur less maintenance cost then the actual fishing vessels.

Harvesting and Production.    The following table summarizes the Company’s harvesting and production for the indicated periods:

	Years Ended December 31,
	2004	2003	2002
Fish catch (tons) (1)	534,761	543,404	607,221
Production (tons):
Fish meal
Regular grade	29,016	40,795	34,661
Special Select	84,060	73,098	96,657
Sea-Lac	25,862	29,308	25,483
Oil
Crude	51,060	53,813	68,616
Refined	6,447	5,616	6,232
Solubles	5,492	5,821	10,323

Total Production	201,937	208,451	241,972

(1)	Fish catch has been converted to tons using the National Marine Fisheries Service (“NMFS”) fish catch conversion ratio of 670 pounds per 1,000 fish.

During 2004 and 2003, the Company experienced a poor fish catch (approximately 18% and 11%, respectively, below expectations and a similar reduction from 2002), combined with poor oil yields. The reduced fish catch was primarily attributable to adverse weather conditions and the poor oil yields due to the reduced fat content of the fish. As a result of the poor fish catch and reduced yields, the Company experienced significantly higher per unit product costs (approximately 15% increase) during 2004 compared to 2003. The impact of higher cost inventories and fewer volumes available for sale will be carried forward and will adversely affect the Company’s earnings through the first and second quarters of 2005.

Markets.    Pricing for the Company’s products has been volatile in the past several years and is attributable mainly to the international availability, or the perceived international availability, of fish meal and fish oil inventories. In an effort to reduce price volatility and to generate higher, more consistent profit margins, in fiscal 2000 the Company embarked on a quality control program designed to increase its capability of producing higher quality fish meal products and, in conjunction therewith, enhanced it sales efforts to penetrate premium product markets. Since 2000, the Company’s sales volumes of specialty meal products have increased approximately 41%. Future volumetric growth in specialty meal sales will be dependant upon increased harvesting efforts and market demand. Additionally, the Company is attempting to introduce its refined fish oil into the food market. The Company has made sales, which to date have not been material, of its refined fish oil, trademarked OmegaPure®, to food manufacturers in the United States and Canada at prices that provide substantially improved margins over the margins that can be obtained from selling non-refined crude fish oil. The Company cannot estimate, however, the size of the actual domestic or international markets for Omega Pure or how long it may take to develop these markets.

During 2002, the Company developed a business plan to expand its purchase and resale of other manufacturers’ fish meal and fish oil products and engaged a full-time consultant to implement the Company’s business plan which focused initially on the purchase and resale of Mexican fish meal and fish oil. In 2002, revenues generated from these types of transactions represented less than 2% of total Company revenues. During 2003 and again in 2004, the Company’s fish catch and resultant product inventories were reduced, primarily due to adverse weather conditions. The Company supplemented its inventories and subsequent sales by purchasing other fish meal and oil products. Although operating margins from these activities are less than the margins typically generated from the Company’s base domestic production, these operations provide the Company with a source of fish meal and oil to sell into other markets where the Company has not historically had a presence. The Company purchased products totaling approximately 17,800 and 12,500 tons, or approximately 8% and 5% of total volume sales for the fiscal year ended December 31, 2004 and the fiscal year ended December 31, 2003, respectively.

During 2004, the Company’s fishing efforts in the Gulf of Mexico were hampered by numerous hurricanes and bad weather which resulted in lower fish catches than predicted. As a result, the Company’s per unit product costs were higher than anticipated and were higher than those experienced in the 2003 season. Such reduced fish catch quantities results in higher cost inventories and correspondingly higher cost of sales, as well as less available product for sale. The impact of the higher costs inventories and fewer volumes available for sale will be carried forward which will adversely affect Company earnings in the first and second quarters of fiscal 2005.

Historically, approximately 35% to 40% of Omega’s FAQ fish meal was sold on a two-to-twelve-month forward contract basis. The balance of regular grade and other products was substantially sold on a spot basis through purchase orders. The Company began a similar forward sales program for its specialty grade meals and crude fish oil for 2002 due to increasing demand for these products. During 2003 and 2004, approximately 50% and 43%, respectively, of its specialty meals and crude fish oil had been sold on a forward contract basis. The Company’s annual revenues are highly dependent on both annual fish catch and inventories and, in addition, inventory is generally carried over from one year to another year. The Company determines the level of inventory to be carried over based on prevailing market prices of the products and anticipated customer usage and demand during the off season. Thus, production volume does not necessarily correlate with sales volume in the same year and sales volumes will fluctuate from quarter to quarter. The Company’s fish meal products have a useable life of approximately one year from date of production. Practically, however, the Company typically attempts to empty its warehouses of the previous season’s products by the second or third month of the new fishing season. The Company’s crude fish oil products do not lose efficacy unless exposed to oxygen and therefore, their storage life typically is longer than that of fish meal.

The following table sets forth the Company’s revenues by product (in millions) and the approximate percentage of total revenues represented thereby, for the indicated periods:

	Years Ended December 31,
	2004		2003		2002
	Revenues	Percent	Revenues	Percent	Revenues	Percent
Regular Grade	$20.7	17.3%	$26.5	22.5%	$19.3	16.5%
Special Select	49.5	41.4	39.5	33.5	43.0	36.8
SeaLac	18.6	15.6	14.5	12.3	12.4	10.6
Crude Oil	24.3	20.3	31.5	26.7	35.5	30.3
Refined Oil	4.7	3.9	3.8	3.2	4.2	3.6
Fish Solubles	1.8	1.5	2.1	1.8	2.6	2.2

Total	$119.6	100.0%	$117.9	100.0%	$117.0	100.0%

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

Under a program offered through National Marine Fisheries Services (“NMFS”) pursuant to Title XI, the Company has secured loans through lenders with terms generally ranging between 12 and 20 years at interest rates between 6% and 8% per annum which are enhanced with a government guaranty to the lender for up to 80% of the financing. The Company’s current Title XI borrowings are secured by liens on 17 fishing vessels and mortgages on the Company’s Reedville, Virginia and Abbeville, Louisiana plants. In 1996, Title XI borrowing was modified to permit use of proceeds from borrowings obtained through this program for shoreside construction. The Company used the entire $20.6 million amount originally authorized under the program. Loans are now available under similar terms pursuant to the Title XI program without intervening lenders. The Company borrowed $1.9 million under this new program during 2001 and borrowed an additional $5.3 million Title XI loan on December 30, 2003.

On September 2, 2004, pursuant to the Title XI program, the United States Department of Commerce approved a financing application made by the Company in the amount of $14 million (the “Approval Letter”). In December 2004, the Company submitted a $4.9 million financing request to be drawn against the $14 million approved financing application. The Company expects to receive the $4.9 million financing request in March of 2005. The Company had no borrowings outstanding under the Approval Letter at December 31, 2004. Borrowings under this Title XI program may be used for refurbishment of the Company’s fishing vessels and capital expenditures relating to the Company’s shore-side fishing assets. The Title XI loans are secured by liens on certain of the Company’s fishing vessels and mortgages on the Company’s Reedville, Virginia and Abbeville and Cameron, Louisiana plants.

Omega had an unrestricted cash balance of $32.8 million at December 31, 2004, down $2.6 million from December 31, 2003. This decrease was due primarily to increased capital expenditures largely related to the construction of the Company’s new fish oil processing facility at its Reedville, Virginia location. The Company’s liquidity is greatly influenced by the selling prices received for its products. Should the Company experience decreased pricing in the future, as it experienced in 1999 and 2000, liquidity would decline and the Company would possibly have to utilize its working capital credit facility. The Company’s long-term debt at December 31, 2004 and December 31, 2003, was $15.9 million and $17.6 million, respectively. Current maturities attributable to the Company’s long-term debt were $1.7 million and $1.6 million at December 31, 2004 and December 31, 2003, respectively. The Company did not utilize its working capital credit facility during 2004 and 2003 other than for $2.7 million and $2.6 million in standby letters of credit as of December 31, 2004 and 2003, respectively. As of December 31, 2004, the Company had $15.3 million available under its Credit Facility. The Company has no off-balance sheet arrangements other than normal operating leases and standby letters of credit.

The following tables aggregate information about the Company’s contractual cash obligations and other commercial commitments (in thousands) as of December 31, 2004:

	Payments Due by Period
Contractual Cash Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years
Long Term Debt	$17,604	$1,661	$3,616	$3,469	$8,858
Interest	6,601	1,147	1,934	1,425	2,095
Operating Leases	914	365	227	171	151
Minimum Pension Liability	8,845	—	—	—	8,845
Standby Letters of Credit (1)	2,717	2,717	—	—	—
Energy Commitments (2)	3,392	3,392	—	—	—

Total Contractual Cash Obligations	$40,073	$9,282	$5,777	$5,065	$19,949

(1)	As of December 31, 2004, the Company had no outstanding borrowings under the $20 million Credit Facility other than $2.7 million in stand-by letters of credit. In September 2004 the United States Department of Commerce Fisheries Finance Program approved a $14 million financing application (“Approval Letter”) made by the Company. As of December 31, 2004, the Company had no borrowings under the Approval Letter. In December 2004, the Company submitted a $4.9 million financing request, and expects to receive the $4.9 million financing request in March 2005.

(2)	As of December 31, 2004, the Company had normal purchase commitments for energy usage of approximately $3.4 million, that will be delivered in quantities expected to be used in the normal course of business during the 2005 fishing season.

The Company’s investing activities in 2004, 2003 and 2002 consisted mainly of capital expenditures for equipment purchases, replacements, vessel refurbishments, and a fish oil processing facility. In October 2004, the Company completed construction and commenced operations of a new Health and Science Center at a cost of $18.9 million. The Company will incur higher annual depreciation costs as a result of it’s new Health and Science Center. The Company funded the project through its available cash balances. The Company anticipates making approximately $9.6 million of capital expenditures in 2005.

Additionally, the Company has entered into a non-binding letter of intent to purchase a 40-acre facility containing office and warehouse space located next to the Company’s Moss Point, Mississippi facility. The proposed purchase price is $1.75 million. The property would allow the Company to develop additional and more cost effective rail and trucking opportunities and enhanced packaging capabilities. If the Company acquires the property, the Company estimates that it will spend an additional $2.0 million in 2005 for capital improvements to the property.

Financing activities used $404,000 in 2004 which included $1.6 million used for payment of debt obligations offset by $1.2 million in proceeds provided by the exercise of stock options. In 2003, due to $5.3 million in proceeds from Title XI and other borrowings and $1.2 million in proceeds from the exercise of stock options, financing activities provided $4.8 million. In 2002, financing activities used $1.3 million due to repayment of debt obligations.

The Company was in compliance with the credit covenants at December 31, 2004. As of December 31, 2004 the Company had no cash borrowings outstanding under the Credit Facility. At December 31, 2004 and December 31, 2003, the Company had outstanding letters of credit totaling approximately $2.7 million and $2.6 million, respectively issued primarily in support of worker’s compensation insurance programs.

On December 20, 2000, the Company entered into a three-year $20 million revolving credit agreement with Bank of America, N.A. (the “Credit Facility”). Borrowings under this facility may be used for working capital and capital expenditures. On May 19, 2003, the Company amended the existing Credit Facility and among other things, these amendments extended the maturity until December 20, 2006, deleted certain existing financial covenants and added certain affirmative covenants such as, a Leverage Ratio covenant not to exceed 3 to 1 at any time and a Fixed Charge Coverage Ratio covenant not to be less than 1 to 1 as of the end of each month, measured for the twelve-month period then ended. The Company is required to comply with the financial covenants from and after the last day of any month in which the Credit Facility’s availability is less than $3 million on any date, or the Credit Facility’s availability averages less than $6 million for any calendar month. A commitment fee of 50 basis points per annum is payable on the unused portion of the Credit Facility. If at any time the Company’s loan outstanding under the Credit Facility is $5 million or greater, the commitment fee on the unused portion shall be 25 basis points per annum. Applicable interest is payable at alternative rates of LIBOR plus 2.25% or Prime plus 0%. The applicable interest rate shall be adjusted (up or down) prospectively on a quarterly basis from LIBOR plus 2.25% to LIBOR plus 2.75%, or at the Company’s option, Prime plus 0% to Prime plus 0.25% depending upon the Fixed Charge Coverage Ratio being greater than 2.5 times to less than or equal to 1.5 times, respectively. The Credit Facility is collateralized by all of the Company’s trade receivables, inventory and equipment. In addition, the Credit Facility does not allow for the payment of cash dividends or stock repurchases and also limits capital expenditures and investments. The Company was in compliance with the Credit Facility covenants at December 31, 2004. As of December 31, 2004, the Company had no cash borrowings outstanding under the Credit Facility. At December 31, 2004 and December 31, 2003, the Company had outstanding letters of credit totaling approximately $2.7 million and $2.6 million, respectively, issued primarily in support of worker’s compensation insurance programs. The Company had $15.3 million available under the Credit Facility at December 31, 2004.

In September 2004, the United States Department of Commerce Fisheries Finance Program approved the Company’s financing application in an amount not to exceed $14 million (the “Approval Letter”). Borrowings under the Approval Letter are to be used to finance and/or refinance approximately 73% of the actual depreciable cost of the Company’s future fishing vessel refurbishments and capital expenditures relating to shore-side fishing assets, for a term not to exceed 15 years from inception at interest rates determined by the U.S. Treasury. Final approval for all such future projects requires individual approval through the Secretary of Commerce, National Oceanic and Atmospheric Administration, and National Marine Fisheries Service (“National Marine Fisheries Service”). Borrowings under the United States Department of Commerce Fisheries Finance Program are required to be such secured agreements, undertakings, and other documents of whatsoever nature deemed by the National Marine Fisheries Service’s sole discretion, as necessary to accomplish the intent and purpose of the Approval Letter. The Company is required to comply with customary National Marine Fisheries Service covenants as well as certain special covenants. In December 2004, the Company submitted a $4.9 million financing request. The Company expects to receive the $4.9 million financing request in March of 2005. As of December 31, 2004, the Company had no borrowings outstanding under the Approval Letter.

The Company’s principal raw material is menhaden, a species of fish that inhabits coastal and inland tidal waters in the United States. Menhaden are undesirable for direct human consumption due to their small size, prominent bones and high oil content. Certain state agencies, as well as interstate compacts, impose resource depletion restrictions on menhaden pursuant to fisheries management legislation or regulations and may impose additional legislation or regulations in the future. For example, the Menhaden Management Board of the ASMFC voted in February 2005 to initiate the preparation of an addendum to the existing ASMFC Interstate Management Plan for Atlantic Menhaden which would limit the amount of commercial menhaden catch in the Chesapeake Bay for a two-year period. The proposal, if ultimately passed, would limit annual menhaden catch from the Chesapeake Bay to the Bay’s 5-year average catch, or 110,400 metric tons. (The Company’s Chesapeake Bay fish catch was 99,300 metric tons in 2004 or approximately 22% of the Company’s total 2004 fish catch). If any limitation were to be ultimately imposed, it would likely become effective for the Company’s 2006 and 2007 fishing seasons. See “Item 1 and 2. Business and Properties – Company Overview—Regulation.” To date, the Company has not experienced any material adverse impact on its fish catch or results of operations as a result of these restrictions.

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

Impairment of Long-Lived Assets

The Company evaluates at each balance sheet date the continued appropriateness of the carrying value of its long-lived assets including its long-term receivables and property, plant and equipment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposals of Long-Lived Assets.” The Company reviews long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of any such assets may not be recoverable. If indicators of impairment are present, management would evaluate the undiscounted cash flows estimated to be generated by those assets compared to the carrying amount of those items. The net carrying value of assets not recoverable is reduced to fair value. The Company considers continued operating losses, or significant and long-term changes in business conditions, to be its primary indicators of potential impairment. In measuring impairment, the Company looks to quoted market prices, if available, or the best information available in the circumstances.

Inventories

Inventory is stated at the lower of cost or market. The Company’s fishing season runs from mid-April to the first of November in the Gulf of Mexico and from the beginning of May into December in the Atlantic. Government regulations generally preclude the Company from fishing during the off-seasons.

The Company’s inventory cost system considers all costs associated with an annual fish catch and its processing, both variable and fixed and includes both costs incurred during the off-season and during the fishing season. The Company’s costing system allocates cost to inventory quantities on a per unit basis as calculated by a formula that considers total estimated inventoriable costs for a fishing season (including off-season costs) to total estimated fish catch and the relative fair market value of the individual products produced. The Company adjusts the cost of sales, off-season costs and inventory balances at the end of each quarter based on revised estimates of total inventoriable costs and fish catch. The Company’s lower-of-cost-or-market-value analyses at year-end and at interim periods compares total estimated per unit production cost of the Company’s expected production to the projected per unit market prices of the products. The impairment analyses involve estimates of, among other things, future fish catches and related costs, and expected commodity prices for the fish products. These estimates, which management believes are reasonable and supportable, involve estimates of future activities and events which are inherently imprecise and from which actual results may differ materially. Revisions in such estimates or actual results could materially impact the Company’s results of operation and financial position.

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

Insurance

As mentioned previously, the Company carries insurance for certain losses relating to its vessels and Jones Act liabilities for employees aboard its vessels. The Company provides reserves for those portions of the AAD for which the Company remains responsible by using an estimation process that considers Company-specific and industry data as well as management’s experience, assumptions and consultation with outside counsel. Management’s current estimated range of liabilities related to such cases is based on claims for which management can estimate the amount and range of loss. The process of estimating and establishing reserves for these claims is inherently uncertain and the actual ultimate net cost of a claim may vary materially from the estimated amount reserved. As additional information becomes available, the Company will assess the potential liability related to its pending litigation and revise its estimates. Such revisions in estimates of the potential liability could materially impact the Company’s results of operations and financial position.

Pension

The Company estimates income or expense related to its pension plan based on actuarial assumptions, including assumptions regarding discount rates and expected returns on plan assets. The Company determines the discount rates of return on high-quality fixed-income investments currently available and expected to be available during the period to maturity of its pension obligations. Based on historical data and discussions with its actuary, Omega determines its expected return on plan assets based on the expected long-term rate of return on its plan assets and the market-related value of its plan assets. Changes in these assumptions can result in significant changes in estimated pension income or expense. The Company will revise its assumptions on an annual basis based upon changes in current interest rates, return on plan assets and the underlying demographics of the workforce. These assumptions are reasonably likely to change in future periods and may have a material impact on future earnings.

Results of Operations

The following table sets forth as a percentage of revenues, certain items of the Company’s operations for each of the indicated periods.

	Years Ended December 31,
	2004	2003	2002
Revenues	100.0%	100.0%	100.0%
Cost of sales	87.1	84.0	76.3

Gross profit	12.9	16.0	23.7
Selling, general and administrative expenses	8.3	8.0	7.7
Loss (gain) on disposal of assets	0.2	(0.1)	—

Operating income	4.4	8.1	16.0
Interest income	0.5	0.4	0.5
Interest expense	(0.8)	(1.0)	(1.0)
Other expense, net	(0.2)	(0.2)	(0.2)

Income before income taxes	3.9	7.3	15.3
Provision for income taxes	1.2	2.4	4.9

Net income	2.7	4.9	10.4

2004—2003

Revenues.    Revenues increased $1.7 million or 1.4%, from $117.9 million in 2003 as compared to $119.6 million in 2004. The increase in revenues was due to higher selling prices of 7.4% and 16.4% for the Company’s fish meal and fish oil, respectively. 2004 sales volumes of the Company’s fish meal increased by 3.2% while 2004 sales volumes of the Company’s fish oil decreased by 29.1%. Considering both fish meal and fish oil sales activities, the Company experienced an $8.4 million increase in revenues due to higher prices, offset by a reduction of $6.6 million in sales caused by reduced sales volumes, when comparing 2004 to 2003. The Company attributes the lower fiscal 2004 oil sales volumes to a reduction in fish oil inventories carried over the previous year and reduced fish catch during 2004 attributable to adverse weather conditions resulting in fewer volumes available for sale; fish meal volume sales were supplemented by purchased products. The Company attributes the higher fish meal and fish oil prices to lower available world supplies of fish meal and fish oil and higher prices for other competing proteins and fats.

Cost of Sales.    Cost of sales, including depreciation and amortization, for 2004 was $104.2 million, a $5.2 million increase or 5.3%. Cost of sales as a percentage of revenues was 87.1% for 2004 as compared to 84% for 2003. The 3.1% increase in cost of sales as percentage of revenue was primarily due to higher 2004 cost of production due to reduced fish catch brought about by adverse weather conditions along the Atlantic Coast and in the Gulf of Mexico.

Gross Profit.    Gross profit decreased $3.5 million or 18.5% from $18.9 million in 2003 to $15.4 million in 2004. As a percentage of revenues the Company’s gross profit margin decreased 3.1% in 2004 as compared to 2003. The decrease in gross profit was primarily due to the 5.3% increase in cost of sales as a result of the factors discussed above.

Selling, general and administrative expenses.    Selling, general and administrative expenses increased $449,000 or 4.7% from $9.5 million in 2003 to $9.9 million in 2004. The increase was primarily due to increased consulting expenditures related to the Company’s governmental relations program, Sarbanes-Oxley Act Section 404 compliance efforts and increases in employee-related costs and expenses and marketing expenditures.

Loss on disposal of assets.    Loss on disposal of assets increased $302,000 from a gain of $115,000 in 2003 to a loss of $187,000 in 2004. The increase was the result of losses on the disposal of miscellaneous assets in 2004.

Operating Income.    As a result of the factors discussed above, the Company’s operating income decreased $4.2 million from $9.5 million in 2003 to $5.3 million in 2004. As a percentage of revenues, operating income decreased 3.7% from 8.1% in 2003 to 4.4% in 2004.

Interest income.    Interest income increased by $151,000 from $443,000 in 2003 to $594,000 in 2004. The increase was primarily due to higher returns on the Company’s cash and cash equivalents.

Interest expense.    Interest expense decreased $169,000 from $1.1 million in 2003 to $965,000 in 2004. The decrease in interest expense was primarily due to the Company’s capitalization of interest of $323,000 associated with the construction of the Company’s new fish oil processing facility.

Other expense, net.    Other expense, net decreased by $13,000 from $234,000 in 2003 to $221,000 in 2004. The decrease in other expense, net was primarily the result of an increase in miscellaneous income in 2004.

Provision for income taxes.    The Company recorded a $1.5 million provision for income taxes in 2004 representing an effective tax rate of 32% for income taxes compared to 33% in 2003. The Company believes that it is more probable than not that the recorded estimated deferred tax asset benefits and state operating loss carry-forwards will be realized. The statutory tax rate of 34% for U.S. federal taxes was in effect for the respective periods.

2003—2002

Revenues.    Revenues increased $918,000 or 0.8%, from $117 million in 2002 to $117.9 million in 2003. The increase in revenues was primarily due to higher selling prices of 6.6% and 1% for the Company’s fish meal and fish oil, respectively. 2003 sales volumes for the Company’s fish meal and fish oil declined 0.1% and 12.4% respectively. The Company attributes the lower fiscal 2003 sales volumes to a 10.5% reduction in fish catch and a 13.9% reduction in total fish meal and fish oil production during fiscal 2003, partially offset by purchased products. The Company attributes the higher fish meal and oil prices to lower available world supplies of fish meal and fish oil and higher prices for other competing proteins and fats.

Cost of Sales.    Cost of sales, including depreciation and amortization, for 2003 was $99 million, a $9.7 million increase, or 10.9%. Cost of sales as a percentage of revenues was 84% for 2003 as compared to 76.3% in 2002. The 7.7% increase in cost of sales as a percentage of revenues was primarily due to higher fiscal 2003 cost of production due to reduced fish catch brought about by adverse weather conditions along the Atlantic Coast and in the Gulf of Mexico, combined with lower oil yields for Gulf of Mexico fish. Additionally, the purchased meal and crude fish oil products (approximately 5% of sold volumes) were purchased at prices higher than the Company’s cost of production.

Gross Profit.    Gross profit decreased $8.8 million or 31.8%, from $27.7 million in 2002 to $18.9 million in 2003. As a percentage of revenues, the Company’s gross profit margin decreased 7.7% in 2003 as compared to 2002. The decrease in gross profit was primarily due to the 10.9% increase in cost of sales as a result of the factors discussed above.

Selling, general and administrative expenses.    Selling, general and administrative expenses increased $444,000 or 4.9% from $9.0 million in 2002 to $9.4 million in 2003. The increase was due to increases in employee-related costs and expenses and increased marketing expenses.

Gain on disposal of assets.    Gain on disposal of assets increased $109,000 from a gain of $6,000 in 2002 to a gain of $115,000 in 2003. The increase was the result of realized gains on the disposal of miscellaneous assets in 2003.

Operating Income.    As a result of the factors discussed above, the Company’s operating income decreased $9.2 million from $18.7 million in 2002 to $9.5 million in 2003. As a percentage of revenues, operating income decreased 7.9% from 16% in 2002 to 8.1% in 2003.

Interest Income.    Interest income decreased $143,000 from $586,000 in 2002 to $443,000 in 2003. The decrease in interest income was primarily due to lower returns on the Company’s cash and cash equivalents.

Interest expense.    Interest expense decreased by $47,000 from $1.2 million in 2002 to $1.1 million in 2003. The decrease in interest expense was primarily due to a reduction in debt outstanding during the 2003 year.

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

Recently Issued Accounting Standards

In December, 2004, the Financial Accounting Standards Boards (“FASB”) issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”

and it also supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as an expense in the Company’s financial statements based on their fair value. SFAS No. 123R is effective at the beginning of the first interim or annual period beginning after June 15, 2005. For Omega, the effective date will be its quarterly period ending September 30, 2005. The Company is evaluating the various methods of adoption and valuation models available and will also assess the impact on its stock option plan and determine what changes, if any, it should consider making to its compensation strategies. See the Stock-Based Compensation Section of Note 1 to the Consolidated Financial Statements for the impact of this statement on our consolidated results.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.” The statement amends Accounting Research Bulletin (“ARB”) No. 43, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. ARB No. 43 previously stated that these costs must be “so abnormal as to require treatment as current-period charges.” SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for fiscal years beginning after the issue date of the statement. The adoption of SFAS No. 151 is not expected to have any impact on the Company’s current financial condition or results of operations.

In January 2003, the FASB issued FIN No. 46 (Revised December 2003), “Consolidated of Variable Interest Entities.” This standard clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, and addresses consolidation by business enterprises of variable interest entities (more commonly known as Special Purpose Entities of SPE’s). FIN No. 46R requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among the parties involved. FIN No. 46R also enhances the disclosure requirements related to variable interest entities. The disclosure requirements of this interpretation became effective for all financial statements issued after January 31, 2003. The consolidation requirements of this interpretation became effective for the first reporting period ending after December 15, 2003. The adoption of this statement did not have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29.” APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the opinion that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges on nonmonetary assets whose results are not expected to significantly change the future cash flows of the entity. The adoption of SFAS No. 153 is not expected to have any impact on the Company’s current financial condition, results of operations or cash flow.

Seasonal and Quarterly Results

The Company’s menhaden harvesting and processing business is seasonal in nature. The Company generally has higher sales during the menhaden harvesting season (which includes the second and third quarter of each year) due to increased product availability, but prices during the fishing season tend to be lower than during the off-season. As a result, the Company’s quarterly operating results have fluctuated in the past and may fluctuate in the future. In addition, from time to time the Company defers sales of inventory based on worldwide prices for competing products that affect prices for the Company’s products which may affect comparable period comparisons. Quarterly financial data contained in Note 16 to the Company’s Consolidated Financial Statements included in Item 8 of this Report are incorporated herein by reference.

Risk Factors and Significant Factors That May Affect Forward-Looking Statements

The Company cautions investors that the following risk factors, and those factors described elsewhere in this Report, other filings by the Company with the SEC from time to time and press releases issued by the Company, could affect the Company’s actual results which could differ materially from those expressed in any forward-looking statements made by or on behalf of the Company.

The risks described below are not the only ones facing the Company. The Company’s business is also subject to other risks and uncertainties that affect many other companies, such as competition, technological obsolescence, labor relations (including risks of strikes), general economic conditions and geopolitical events. Additional risks not currently known to the Company or risks that the Company currently believes are immaterial may also impair the Company’s business, results of operations and financial results.

Risks Relating to the Company’s Business and Industry:

1.	The Company is dependent on a single natural resource and may not be able to catch the amount of menhaden that it requires to operate profitably. The Company’s primary raw material is menhaden. The Company’s business is totally dependent on its annual menhaden harvest in ocean waters along the U.S. Atlantic and Gulf coasts. The Company’s ability to meet its raw material requirements through its annual menhaden harvest fluctuates from year to year, and even at times month to month, due to natural conditions over which the Company has no control. These natural conditions, which include varying fish population, adverse weather conditions and disease, may prevent the Company from catching the amount of menhaden required to operate profitability.

2.	Fluctuation in “oil yields” derived from the Company’s fish catch could impact the Company’s ability to operate profitably. The “oil yield,” or the percentage of oil derived from the menhaden fish, while it is relatively high compared to many species of fish, has fluctuated over the years and from month to month due to natural conditions relating to fish biology over which the Company has no control. The oil yield has at times materially impacted the amount of fish oil that the Company has been able to produce from its available fish catch and it is possible that oil yields in the future could also impact the Company’s ability to operate profitably.

3.	Laws or regulations that restrict or prohibit menhaden or purse seine fishing operations could adversely affect the Company’s ability to operate. The adoption of new laws or regulations at federal, regional, state or local levels that restrict or prohibit menhaden or purse seine fishing operations, or stricter interpretations of existing laws or regulations, could materially adversely affect the Company’s business, results of operations and financial condition. In addition, the impact of a violation by the Company of federal, regional, state or local law or regulation relating to its fishing operations, the protection of the environment or the health and safety of its employees could have a material adverse affect on the Company’s business, results of operations and financial condition.

One example of potentially restrictive regulation involves a vote by a regional regulatory board in February 2005 to permit discussion on, and consider for potential adoption, a proposal which could limit for a two-year period the annual amount commercial menhaden catch in the Chesapeake Bay to the Bay’s 5-year average catch, or 110,400 metric tons. See “Item 1 and 2. Business and Properties—Company Overview—Regulation” for more information.

4.	The Company’s fish catch may be impacted by restrictions on its spotter aircraft. If the Company’s spotter aircraft are prohibited or restricted from operating in their normal manner during the Company’s fishing season, the Company’s business, results of operations and financial condition could be adversely affected. For example, as a direct result of the September 11, 2001 terrorist attacks, the Secretary of Transportation issued a federal ground stop order that grounded certain aircraft (including the Company’s fish-spotting aircraft) for approximately nine days. This loss of spotter aircraft coverage severely hampered the Company’s ability to locate menhaden fish during this nine-day period and thereby reduced its amount of saleable product.

5.	Worldwide supply and demand relationships, which are beyond the Company’s control, influence the prices that the Company receives for many of its products and may from time to time result in low prices for many of the Company’s products. Prices for many of the Company’s products are subject to, or influenced by, worldwide supply and demand relationships over which the Company has no control and which tend to fluctuate to a significant extent over the course of a year and from year to year. The factors that influence these supply and demand relationships are world supplies of fish meal made from other fish species, animal proteins and fats, palm oil, soy meal and oil, and other edible oils.

6.	New laws or regulation regarding contaminants in fish oil or fish meal may increase the Company’s cost of production or cause the Company to lose business. It is possible that future enactment of increasingly stringent regulations regarding contaminants in fish meal or fish oil by foreign countries or the United States may adversely affect the Company’s business, results of operations and financial condition. More stringent regulations could result in: (i) the Company’s incurrence of additional capital expenditures on contaminant reduction technology in order to meet the requirements of those jurisdictions, and possibly higher production costs for Company’s products, or (ii) the Company’s withdrawal from marketing its products in those jurisdictions.

Risks Relating to the Company’s Ongoing Operations:

1.	The Company’s strategy to expand into the food grade oils market may be unsuccessful. The Company’s attempts to expand its fish oil sales into the market for refined, food grade fish oils for human consumption may not be successful. The Company’s expectations regarding future demand for Omega-3 fatty acids may prove to be incorrect or, if future demand does meet the Company’s expectations, it is possible that purchasers could utilize Omega-3 sources other than the Company’s products.

2.	The Company’s quarterly operating results will fluctuate. Fluctuations in the Company’s quarterly operating results will occur due to the seasonality of the Company’s business, the unpredictability of the Company’s fish catch and oil yields, and the Company’s deferral of sales of inventory based on worldwide prices for competing products.

3.	The Company’s business is subject to significant competition, and some competitors have significantly greater financial resources and more extensive and diversified operations than the Company. The marine protein and oil business is subject to significant competition from producers of vegetable and other animal protein products and oil products such as Archer Daniels Midland and Cargill. In addition, but to a lesser extent, the Company competes with small domestic privately-owned menhaden fishing companies and international marine protein and oil producers, including Scandinavian herring processors and South American anchovy and sardine processors. Many of these competitors have significantly greater financial resources and more extensive and diversified operations than the Company.

4.	The Company’s foreign customers are subject to disruption typical to foreign countries. The Company’s sales of its products in foreign countries are subject to risks associated with foreign countries such as changes in social, political and economic conditions inherent in foreign operations, including:

•	Changes in the law and policies that govern foreign investment and international trade in foreign countries;
•	Changes in U.S. laws and regulations relating to foreign investment and trade;
•	Changes in tax or other laws;
•	Partial or total expropriation;
•	Current exchange rate fluctuations;
•	Restrictions on current repatriation; or
•	Political disturbances, insurrection or war.

In addition, it is possible that the Company, at any one time, could have a significant amount of its revenues generated by sales in a particular country which would concentrate the Company’s susceptibility to adverse events in that country.

5.	The Company may undertake acquisitions that are unsuccessful and the Company’s inability to control the inherent risks of acquiring businesses could adversely affect its business, results of operations and financial condition operations. In the future the Company may undertake acquisitions of other businesses, located either in the United States or in other countries, although there can be no assurances that this will occur. There can be no assurance that the Company will be able (i) to identify and acquire acceptable acquisition candidates on favorable terms, (ii) to profitably manage future businesses it may acquire, or (iii) to successfully integrate future businesses it may acquire without substantial costs, delays or other problems. Any of these outcomes could have a material adverse effect on the Company’s business, results of operations and financial condition.

6.	The Company’s failure to comply with federal U.S. citizenship ownership requirements may prevent it from harvesting menhaden in the U.S. jurisdictional waters. The Company’s harvesting operations are subject to the Shipping Act of 1916 and the regulations promulgated thereunder by the Department of Transportation, Maritime Administration which require, among other things, that the Company be incorporated under the laws of the U.S. or a state, the Company’s chief executive officer be a U.S. citizen, no more of the Company’s directors be non-citizens than a minority of a number necessary to constitute a quorum and at least 75% of the Company’s outstanding capital stock (including a majority of its voting capital stock) be owned by U.S. citizens. If the Company fails to observe any of these requirements, the Company will not be eligible to conduct its harvesting activities in U.S. jurisdictional waters. Such a lost of eligibility would have a material adverse effect on the Company’s business, results of operations and financial condition.

7.	The Company may not be able to recruit, train and retain qualified marine personnel in sufficient numbers. The Company’s business is dependent on its ability to recruit, train and retain qualified marine personnel in sufficient numbers such as vessel captains, vessel engineers and other crewmembers. To the extent that the Company is not successful in recruiting, training and retaining these employees in sufficient numbers, its productivity may suffer. If the Company were unable to secure a sufficient number of workers during periods of peak employment, the lack of personnel could have an adverse effect on the Company’s business, results of operations and financial condition.

Investment Risks. Investment risks specifically related to the Company’s common stock include:

1.	The Company’s market liquidity for its common stock is relatively low. As of December 31, 2004, the Company had 24,845,209 shares of common stock outstanding. The average daily trading volume in the Company’s common stock during the twelve month period ending December 31, 2004 was approximately 28,900 shares. Although a more active trading market may develop in the future, the limited market liquidity for the Company’s stock could affect a stockholder’s ability to sell at a price satisfactory to that stockholder.

2.	If significant shares eligible for future sale are sold, the result could depress the Company’s stock price by increasing the supply of shares in the market at a time when demand may be limited. As of December 31, 2004, the Company had approximately 24.9 million shares of common stock outstanding, as well as stock options to purchase approximately 5 million shares of common stock. Of these options, approximately 4.5 million were exercisable at December 31, 2004. In addition, certain of the Company’s officers and directors have entered into Rule 10b-51 sales plans with brokers unaffiliated with the Company whereby they have committed to sell automatically and without discretion a predetermined number of shares of Company common stock over a period of time according to their own individual criteria. To the extent that the above stock options are exercised or the above shares are sold, it is possible that the increase in the number of the Company’s outstanding shares could adversely affect the price for the Company’s common stock.

3.

The Company is controlled by a principal stockholder. Zapata Corporation, a publicly traded company, owns approximately 58% of the Company’s common stock. As a result, Zapata has the ability to elect all the members of the Company’s Board of Directors and otherwise control the management and affairs of the

Company. Zapata’s ownership will make an unsolicited acquisition of the Company’s common stock more difficult, and could discourage certain types of transactions in which holders of Company common stock might otherwise receive a premium for their shares over current market prices. In addition, because of Zapata’s majority ownership, the Company is a “controlled company” under the New York Stock Exchange corporate governance guidelines and accordingly, is exempt from certain of the NYSE corporate governance requirements.

4.	The Company’s Articles of Incorporation and Bylaws, Nevada Law, and Federal Law have provisions that discourage corporate takeovers and could prevent stockholders from realizing a premium on their investment. Certain provisions of the Company’s Articles of Incorporation and Bylaws, as well as the Nevada Corporation Law, to which the Company is subject, could delay or frustrate the removal of incumbent directors and could make difficult a merger, tender offer or proxy contest involvement the Company, even if such events could be viewed as beneficial by its stockholders. The Company’s Board of Directors is empowered to issue preferred stock in one or more series without stockholder action. Any issuance of this blank-check preferred stock could materially limit the rights of holders of the Company’s common stock and render more difficult or discourage an attempt to obtain control of the Company by means of a tender offer, merger, proxy contest or otherwise. In additional, the Articles of Incorporation and Bylaws contain a number of provisions which could impede a takeover or change in control of the Company, including, among other things, staggered terms for members of its Board of Directors, the requiring of two-thirds vote of stockholders to amend certain provisions of the Articles of Incorporation or the inability, after Zapata no longer owns a majority of the Company’s common stock, to take action by written consent or to call special stockholder meetings. Certain provisions of the Nevada Corporation Law could also discourage takeover attempts that have not been approved by the Company’s Board of Directors. In addition, federal law requires that at least 75% of the Company’s outstanding capital stock be owned by U.S. citizens which will discourage takeover attempts by potential foreign purchasers.

5.	The Company has not paid dividends and does not expect to pay dividends in the near future. The Company has never declared or paid any cash dividends on its common stock since it became a public company in April 1998 and has no intention to do so in the near future. Any determination as to payment of dividends will be made at the discretion of the Company’s Board of Directors and will depend upon the Company’s operating results, financial condition, capital requirements, general business conditions and such other factors that the Board of Directors deems relevant. In addition, the payment of cash dividends is not permitted by the terms of the Company’s revolving credit agreement with Bank of American, N.A.

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

Item 8.    Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Omega Protein Corporation:

We have completed an integrated audit of Omega Protein Corporation’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of their 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index appearing in Item 15(a) present fairly, in all material respects, the financial position of Omega Protein Corporation and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing in Item 15(a) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in “Management’s Report on Internal Control Over Financial Reporting” appearing under item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for their assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PRICEWATERHOUSECOOPERS LLP

New Orleans, Louisiana

March 4, 2005

OMEGA PROTEIN CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2004	December 31, 2003
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$32,757	$35,374
Receivables, net	14,025	19,860
Amounts due from majority owner	105	108
Inventories	40,442	40,405
Deferred tax assets, net	—	178
Prepaid expenses and other current assets	1,515	1,520

Total current assets	88,844	97,445
Other assets	1,798	3,087
Deferred tax assets, net	1,754	405
Property, plant and equipment, net	97,766	85,231

Total assets	$190,162	$186,168

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$1,661	$1,566
Accounts payable	2,529	3,384
Accrued liabilities	10,233	11,558
Deferred tax liabilities, net	1,284	—

Total current liabilities	15,707	16,508
Long-term debt, net of current maturities	15,943	17,605
Pension liabilities, net	8,845	6,838

Total liabilities	40,495	40,951

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 10,000,000 shares; none issued	—	—
Common Stock, $0.01 par value; authorized 80,000,000 shares; 25,258,309 and 24,801,549 shares issued and outstanding, respectively	253	248
Capital in excess of par value	115,803	113,690
Retained earnings	42,439	39,237
Accumulated other comprehensive loss	(6,793)	(5,923)
Common stock in treasury, at cost – 413,100 shares	(2,035)	(2,035)

Total stockholders’ equity	149,667	145,217

Total liabilities and stockholders’ equity	$190,162	$186,168

The accompanying notes are an integral part of the consolidated financial statements.

OMEGA PROTEIN CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2004	2003	2002
	(in thousands, except per share amounts)
Revenues	$119,645	$117,926	$117,008
Cost of sales	104,237	99,028	89,305

Gross profit	15,408	18,898	27,703
Selling, general and administrative expenses	9,933	9,484	9,040
Loss (gain) on disposal of assets	187	(115)	(6)

Operating income	5,288	9,529	18,669
Interest income	594	443	586
Interest expense	(965)	(1,134)	(1,181)
Other expense, net	(221)	(234)	(228)

Income before income taxes	4,696	8,604	17,846
Provision for income taxes	1,494	2,806	5,677

Net income	$3,202	$5,798	$12,169

Basic earnings per share	$0.13	$0.24	$0.51

Weighted average common shares outstanding	24,514	24,193	23,962

Diluted earnings per share	$0.12	$0.22	$0.48

Weighted average common shares and potential common shares outstanding	26,429	25,807	25,106

The accompanying notes are an integral part of the consolidated financial statements.

OMEGA PROTEIN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2004	2003	2002
	(in thousands)
Cash flow provided by operating activities:
Net income	$3,202	$5,798	$12,169
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (Gain) on disposal of assets, net	187	(115)	(6)
Provisions for losses on receivables	11	191	707
Depreciation and amortization	11,880	13,031	10,996
Deferred income taxes	1,494	2,806	5,677
Tax benefit from exercise of stock options	919	387	—
Changes in assets and liabilities:
Receivables	5,830	(7,007)	(5,662)
Amounts due from majority owner	3	(105)	(3)
Inventories	(37)	1,534	(4,269)
Accounts payable and accrued liabilities	(2,180)	(2,557)	2,574
Other, net	(694)	(2,145)	(1,503)

Total adjustments	17,413	6,020	8,511

Net cash provided by operating activities	20,615	11,818	20,680

Cash flow provided by (used in) investing activities:
Proceeds from sale of assets	74	162	19
Capital expenditures	(22,907)	(14,930)	(7,765)

Net cash used in investing activities	(22,833)	(14,768)	(7,746)

Cash flow (used in) provided by financing activities:
Principal payments of long term debt	(1,567)	(1,690)	(1,297)
Proceeds from borrowings	—	5,352	—
Proceeds from stock options exercised	1,163	1,174	—

Net cash (used in) provided by financing activities	(404)	4,836	(1,297)

Effect of exchange rate changes on cash and cash equivalents	5	38	—

Net (decrease) increase in cash and cash equivalents	(2,617)	1,924	11,637
Cash and cash equivalents at beginning of period	35,374	33,450	21,813

Cash and cash equivalents at end of period	$32,757	$35,374	$33,450

The accompanying notes are an integral part of the consolidated financial statements.

OMEGA PROTEIN CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Capital Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Amount	Total Stockholders’ Equity
	Shares	Amount
	(in thousands)
Balance at December 31, 2001	24,362	$244	$111,959	$21,270	(3,993)	$(2,035)	$127,445
Issuance of common stock	21	—	66	—		—	66
Comprehensive income:
Net income	—	—	—	12,169	—	—	12,169
Other comprehensive loss:
Minimum pension liability, net of tax benefit of $2,392	—	—	—	—	(4,644)	—	(4,644)

Total comprehensive income	—	—	—	12,169	(4,644)	—	7,525

Balance at December 31, 2002	24,383	$244	$112,025	$33,439	$(8,637)	$(2,035)	$135,036
Issuance of common stock	419	4	1,278	—	—	—	1,282
Tax benefit from exercise of stock options			387	—	—	—	387
Comprehensive income:
Net income	—	—	—	5,798	—	—	5,798
Other comprehensive income:
Minimum pension liability, net of tax expense of $1,418	—	—	—	—	2,752	—	2,752
Foreign translation adjustment net of tax	—	—	—	—	(38)		(38)

Total comprehensive income	—	—	—	5,798	2,714	—	8,512

Balance at December 31, 2003	24,802	$248	$113,690	$39,237	$(5,923)	$(2,035)	$145,217
Issuance of common stock	457	5	1,194	—	—	—	1,199
Tax benefit from exercise of stock options			919	—	—	—	919
Comprehensive income:
Net income	—	—	—	3,202	—	—	3,202
Other comprehensive loss:
Minimum pension liability, net of tax benefit of $446	—	—	—	—	(865)	—	(865)
Foreign translation adjustment, net of tax benefit	—	—	—	—	(5)	—	(5)

Total comprehensive income	—	—	—	3,202	(870)	—	2,332

Balance at December 31, 2004	25,259	$253	$115,803	$42,439	$(6,793)	$(2,035)	$149,667

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

Consolidation

The consolidated financial statements include the accounts of Omega and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. We have reclassified certain amounts previously reported to conform with the presentation at December 31, 2004.

Financial Statement Preparation

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Company’s financial statements and the accompanying notes and the reported amounts of revenues and expenses during the reporting period. Actual amounts, when available, could differ from those estimates and those differences could have a material effect on the financial statements.

Revenue Recognition

The Company derives revenue principally from the sales of a variety of protein and oil products derived from menhaden. The Company recognizes revenue for the sale of its products when title and rewards of ownership to its products are transferred to the customer, which typically occurs upon shipment.

Cash and Cash Equivalents

The Company considers cash in banks and highly liquid short-term investments with original maturities of three months or less as cash and cash equivalents.

Allowances for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The Company considers the following factors when determining if collection is reasonably assured: customer credit worthiness, past transaction history with the customer, and changes in customer payment terms. If the Company has no previous experience with the customer, the Company typically obtains reports from credit organizations to ensure that the customer has a history of paying its creditors. The Company may also request financial information, including financial statements or other documents (e.g., bank statements) to ensure that the customer has the means of making payment. If the financial condition of the Company’s customer were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventories

Inventory is stated at the lower of cost or market. The Company’s fishing season runs from mid-April to the first of November in the Gulf of Mexico and from the beginning of May into December in the Atlantic. Government regulations generally preclude the Company from fishing during the off-seasons.

The Company’s inventory cost system considers all costs associated with an annual fish catch and its processing, both variable and fixed, and including both costs incurred during the off-season and during the fishing season. The Company’s costing system allocates cost to inventory quantities on a per unit basis as calculated by a formula that considers total estimated inventoriable costs for a fishing season (including off-season costs) to total estimated fish catch and the relative fair market value of the individual products produced. The Company adjusts the cost of sales, off-season costs and inventory balances at the end of each quarter based on revised estimates of total inventoriable costs and fish catch. The Company’s lower-of-cost-or-market-value analyses at year-end and at interim periods compare the total estimated per unit production cost of the Company’s expected production to the projected per unit market prices of the products. The impairment analyses involve estimates of, among other things, future fish catches and related costs, and expected commodity prices for the fish products as well as projected purchase commitments from customers. These estimates, which management believes are reasonable and supportable, involve estimates of future activities and events which are inherently imprecise and from which actual results may differ materially.

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

Insurance

The Company carries insurance for certain losses relating to its vessels and Jones Act liabilities for employees aboard its vessel. The Company provides reserves for those portions of the Annual Aggregate Deductible for which the Company remains responsible by using an estimation process that considers Company-specific and industry data as well as management’s experience, assumptions and consultation with counsel, as these reserves include estimated settlement costs. Management’s current estimated range of liabilities related to such cases is based on claims for which management can estimate the amount and range of loss. For those claims where there may be a range of loss, the Company has recorded an estimated liability inside that range, based on management’s experience, assumptions and consultation with counsel. The process of estimating and establishing reserves for these claims is inherently uncertain and the actual ultimate net cost of a claim may vary materially from the estimated amount reserved. There is some degree of inherent variability in assessing the ultimate amount of losses associated with these claims due to the extended period of time that transpires between when the claim might occur and the full settlement of such claims. This variability is generally greater for Jones Act claims by vessel employees. The Company continually evaluates loss estimates associated with claims and losses as additional information becomes available and revises its estimates. Although management believes estimated reserves related to these claims are adequately recorded, it is possible that actual results could significantly differ from the recorded reserves, which could materially impact the Company’s results of operations, financial position and cash flow.

With respect to health insurance, the Company is primarily self-insured. The Company purchases individual stop loss coverage with a large deductible. As a result, the Company is primarily self-insured for claims and associated costs up to the amount of the deductible, with claims in excess of the deductible amount being covered

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

by insurance. Expected claims estimates are based on health care trend rates and historical claims data; actual claims may differ from those estimates. The Company continually evaluates its claims experience related to this coverage with information obtained from its risk management consultants.

Assumptions used in preparing these insurance estimates are based on factors such as claims settlement patterns, claim development trends, claim frequency and severity patterns, inflationary trends and data reasonableness. Together these factors will generally affect the analysis and determination of the “best estimate” of the projected ultimate claim losses. The results of these evaluations are used to both analyze and adjust the Company’s insurance loss reserves.

Advertising Costs

The costs of advertising are expensed as incurred in accordance with Statement of Position 93-7 “Reporting on Advertising Costs.”

Research and Development

Costs incurred in research and development activities are expensed as incurred.

Accounting for the Impairment of Long-Lived Assets

The Company evaluates at each balance sheet date the continued appropriateness of the carrying value of its long-lived assets including its long-term receivables and property, plant and equipment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposals of Long-Lived Assets.” The Company reviews long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of any such assets may not be recoverable. If indicators of impairment are present, management would evaluate the undiscounted cash flows estimated to be generated by those assets compared to the carrying amount of those items. The net carrying value of assets not recoverable is reduced to fair value. The Company considers continued operating losses, or significant and long-term changes in business conditions, to be its primary indicators of potential impairment. In measuring impairment, the Company looks to quoted market prices, if available, or the best information available in the circumstances.

Income Taxes

The Company utilizes the liability method to account for income taxes. This method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of existing temporary differences between the financial reporting and tax reporting basis of assets and liabilities, and operating loss and tax credits carryforwards for tax purposes.

Property, Plant and Equipment

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

Replacements and major improvements are capitalized; maintenance and repairs are charged to expense as incurred. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from the accounts. Any resulting gains or losses are included in the statement of income. The Company capitalizes interest as part of the acquisition cost of a qualifying asset. Interest is capitalized only during the period of time required to complete and prepare the asset for its intended use. At December 31, 2004, the Company had capitalized $323,000 of interest.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Comprehensive Income

Comprehensive income is defined as change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and minimum pension liability adjustments. The Company presents comprehensive income in its consolidated statements of stockholders’ equity. The change in equity for minimum pension liability adjustment results from an increase in the minimum pension liability and an increase in prepaid pension cost presented net of tax.

The components of other comprehensive loss included in shareholder’s equity are as follows:

	Years Ended December 31,
	2004	2003
	(in thousands)
Cumulative Translation Adjustments	$(43)	$(38)
Minimum Pension Liability Adjustments, net of tax	(6,750)	(5,885)

Accumulated Other Comprehensive Loss	$(6,793)	$(5,923)

Foreign Currency Translation

The Company’s Mexican operations use the local currency as the functional currency. Assets and liabilities of those operations are translated into U.S. dollars using period-end exchange rates; income and expenses are translated using the average exchange rates for the reporting period. Translation adjustments are deferred in accumulated other comprehensive income (loss), a separate component of stockholders’ equity.

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

At December 31, 2004 and 2003, the Company had cash deposits concentrated primarily in one major bank. In addition, the Company had Certificates of Deposit and commercial quality grade A2P2 rated or better short term investments with companies and financial institutions. As a result of the foregoing, the Company believes that credit risk in such investments is minimal.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Earnings per Share

Basic earnings per common share (EPS) was computed by dividing net earnings by the weighted average number of common shares outstanding during the reporting period. Diluted EPS reflects the dilution that could occur if securities or contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted earnings per common share was computed by dividing net earnings by the sum of the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if the dilutive potential common shares (in this case, exercise of the Company’s employee stock options) had been issued during each period as discussed in Note 7.

Recently Issued Accounting Standards

In January 2003, the FASB issued FIN No. 46 (“FIN 46”), “Consolidated of Variable Interest Entities.” This standard clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, and addresses consolidation by business enterprises of variable interest entities (more commonly known as Special Purpose Entities or SPE’s). FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among the parties involved. FIN 46 also enhances the disclosure requirements related to variable interest entities. This statement is effective for variable interest entities created or in which an enterprises obtains an interest after January 31, 2003. FIN 46 was effective for the Company beginning December 15, 2003 for all interests in variable interest entities acquired before February 1, 2003. The adoption of FIN 46 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

In December 2003, the FASB revised Interpretation No. 46 (“Interpretation No. 46R,” or “FIN No. 46R”). FIN No. 46R, “Consolidation of Variable Interest Entities,” applies at different dates to different types of enterprises and entities, and special provisions apply to enterprises that have fully or partially applied Interpretation No. 46 prior to issuance of Interpretation No. 46R. Application of Interpretation No. 46 or Interpretation of 46R is required in financial statements of public entities that have interest in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. The adoption of FIN No. 46R did not have a material impact on the Company’s financial condition, results of operations or cash flow.

In December 2003, the FASB issued revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits — an amendment of FASB Statements No. 87, 88, and 106.” This statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, “Employers’ Accounting for Pensions” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” Except as noted, this statement was effective for financial statements with fiscal years ending after December 15, 2003. The adoption of revised SFAS No. 132 had no impact on the Company’s financial condition or results of operations.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” The statement amends Accounting Research Bulletin (“ARB”) No. 43, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. ARB No. 43 previously stated that these costs must be “so abnormal as to require treatment as current-period charges.” SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overhead to the costs of conversion be based on the

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

normal capacity of the production facilities. The statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for fiscal years beginning after the issue date of the statement. The adoption of SFAS No. 151 is not expected to have any impact on the Company’s current financial condition, results of operations or cash flow.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 29.” APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the opinion that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges on nonmonetary assets whose results are not expected to significantly change the future cash flows of the entity. The adoption of SFAS No. 153 is not expected to have any impact on the Company’s current financial condition, results of operations or cash flow.

In December 2004, the FASB revised its SFAS No. 123 (“SFAS No. 123R”), “Accounting for Stock-Based Compensation.” The revision establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, particularly transactions in which an entity obtains employee services in share-based payment transactions. The revised statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the aware. The cost is to be recognized over the period during which the employee is required to provide service in exchange for the award. Changes in fair value during the requisite service period are to be recognized as compensation cost over that period. In addition, the revised statement amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash flow rather than as a reduction of taxes paid. The provisions of the revised statement are effective for financial statements issued for the first interim or annual reporting period beginning after June 15, 2005, with early adoption encouraged. The Company is currently evaluating the various methods of adoption and valuation models available and will also assess the impact on its stock option plan and determine what changes, if any, it should consider making to its compensation strategies. See the Stock-Based Compensation section of this note for the impact of this statement on our consolidated results.

Stock-Based Compensation

At December 31, 2004, the Company had a stock-based employee compensation plan, which is described in more detail in Note 11. The Company accounts for this plan under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FASB Statement No. 123.” No compensation cost related to stock options is reflected in net earnings, as all options granted under this plan had an exercise price equal to or greater than the fair value of the underlying common stock on the grant date. The FASB issued SFAS No. 123R in December 2004, which is effective for the Company in the third quarter of fiscal year 2005. The Company is evaluating the impact of its adoption on its financial statements. See note 1 recently issued accounting standards for additional information. The following table illustrates the effect on net earnings and net earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For purposes of pro forma disclosures, the estimated fair value of stock options is assumed to be amortized to expense over the stock options’ vesting periods. The pro forma effects of recognizing compensation expense under the fair value method on net income and net earnings per common share for the years ended December 31, 2004, 2003 and 2002, respectively, were as follows (in thousands, except per share data):

	2004	2003	2002
Net income, as reported	$3,202	$5,798	$12,169
Add: Stock-based employee compensation expense included in reported net income, net of related tax benefits	—	—	—
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(578)	(411)	(730)

Pro forma net income	$2,624	$5,387	$11,439
Earnings per common share:
Basic—as reported	$0.13	$0.24	$0.51

Basic—pro forma	$0.11	$0.22	$0.48

Diluted—as reported	$0.12	$0.22	$0.48

Diluted—pro forma	$0.10	$0.21	$0.46

NOTE 2.    ACCOUNTS RECEIVABLE

Accounts receivable as of December 31, 2004 and 2003 are summarized as follows:

	2004	2003
	(in thousands)
Trade	$12,161	$16,374
Insurance	1,401	2,646
Employee	25	32
Income tax	722	1,242
Other	158	271

Total accounts receivable	14,467	20,565
Less allowance for doubtful accounts	(442)	(705)

Receivables, net	$14,025	$19,860

NOTE 3.    INVENTORY

Inventory as of December 31, 2004 and 2003 is summarized as follows:

	2004	2003
	(in thousands)
Fish meal	$18,693	$21,963
Fish oil	11,118	7,666
Fish solubles	509	600
Unallocated inventory cost pool (including off-season costs)	5,794	5,348
Other materials & supplies	4,328	4,828

Total inventory	$40,442	$40,405

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventory at December 31, 2004 and December 31, 2003 is stated at the lower of cost or market. The elements of the unallocated inventory cost pool at December 31, 2004 include plant and vessel related labor, utilities, rent, repairs and depreciation, to be allocated to inventories produced through the remainder of the 2005 season.

NOTE 4.    OTHER ASSETS

Other assets as of December 31, 2004 and 2003 are summarized as follows:

	2004	2003
	(in thousands)
Fish nets, net of amortization	$719	$877
Insurance receivable, net of allowance for doubtful accounts	623	1,394
Title XI loan origination fee	328	312
Note receivable	—	376
Deposits	128	128

Total other assets, net	$1,798	$3,087

Amortization expense for fishing nets amounted to $899,000, $985,000 and $688,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

The Company carries insurance for certain losses relating to its vessels and Jones Act liability for employees aboard its vessels (collectively, “Vessel Claims Insurance”). The typical Vessel Claims Insurance policy contains an annual aggregate deductible (“AAD”) for which the Company remains responsible, while the insurance carrier is responsible for all applicable amounts which exceed the AAD. It is the Company’s policy to accrue current amounts due and record amounts paid out on each claim. Once payments exceed the AAD the Company records an insurance receivable for a given policy year, net of allowance for doubtful accounts. Insurance receivable allowance for doubtful accounts at December 31, 2004 and 2003 was $2.0 million.

NOTE 5.    PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2004 and 2003 are summarized as follows:

	2004	2003
	(in thousands)
Land	$6,995	$6,302
Plant assets	88,295	70,534
Fishing vessels	85,219	82,573
Furniture and fixtures	2,527	1,913
Construction in progress	7,273	7,884

Total property and equipment	190,309	169,206
Less accumulated depreciation and impairment	(92,543)	(83,975)

Property, plant and equipment, net	$97,766	$85,231

Depreciation expense for the years ended December 31, 2004, 2003 and 2002 was approximately $10.1 million, $10.4 million and $9.1 million, respectively.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6.    NOTES PAYABLE AND LONG-TERM DEBT

At December 31, 2004 and 2003, the Company’s long-term debt consisted of the following:

	2004	2003
	(in thousands)
U.S. government guaranteed obligations (Title XI loan) collateralized by a first lien on certain vessels and certain plant assets:
Amounts due in installments through 2016, interest from 5.72% to 7.60%	$17,171	$18,658
Amounts due in installments through 2014, interest at Eurodollar rates of 2.42% and 1.59% at December 31, 2004 and 2003, respectively, plus 4.5%	400	441
Other debt at 7.9% and 7.9% at December 31, 2004 and 2003, respectively.	33	72

Total debt	17,604	19,171
Less current maturities	(1,661)	(1,566)

Long-term debt	$15,943	$17,605

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

In September 2004, the United States Department of Commerce Fisheries Finance Program approved the Company’s financing application in an amount not to exceed $14 million (the “Approval Letter”). Borrowings under the Approval Letter are to be used to finance and/or refinance approximately 73% of the actual depreciable cost of the Company’s future fishing vessels refurbishments and capital expenditures relating to shore-side fishing assets, for a term not to exceed 15 years from inception at interest rates determined by the U.S. Treasury. Final approval for all such future projects requires individual approval through the Secretary of Commerce, National Oceanic and Atmospheric Administration, and National Marine Fisheries Service (“National Marine Fisheries Service”). Borrowings under the United States Department of Commerce Fisheries Finance Program are required to be such secured agreements, undertakings, and other documents of whatsoever nature deemed by the National Marine Fisheries Service sole discretion, as necessary to accomplish the intent and purpose of the Approval Letter. The Company is required to comply with customary National Marine Fisheries Service covenants as well as certain special covenants. In December 2004, the Company submitted a $4.9 million financing request. The Company expects to receive the $4.9 million financing request in March of 2005. As of December 31, 2004, the Company had no borrowings outstanding under the Approval Letter.

On December 20, 2000, the Company entered into a three-year $20 million revolving credit agreement with Bank of America, N.A. (the “Credit Facility”). Borrowings under this facility may be used for working capital and capital expenditures. On May 19, 2003, the Company amended the existing Credit Facility and among other things, these amendments extended the maturity until December 20, 2006, deleted certain existing financial

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

covenants and added certain affirmative covenants such as, a Leverage Ratio covenant not to exceed 3 to 1 at any time and a Fixed Charge Coverage Ratio covenant not to be less than 1 as of the end of each month, measured for the twelve-month period then ended. The Company is required to comply with the financial covenants from and after the last day of any month in which the Credit Facility’s availability is less than $3 million on any date or the Credit Facility’s availability averages less than $6 million for any calendar month. A commitment fee of 50 basis points per annum is payable on the unused portion of the Credit Facility. If at any time the Company’s loan outstanding under the Credit Facility is $5 million or greater, the commitment fee on the unused portion shall be 25 basis points per annum. Applicable interest is payable at alternative rates of LIBOR plus 2.25% or Prime plus 0%. The applicable interest note will be adjusted (up or down) prospectively on a quarter basis from LIBOR plus 2.25% to LIBOR plus 2.75%, or at the Company’s option, Prime plus 0% to Prime plus 0.25% depending upon the Fixed Charge Coverage Ratio being greater than 2.5 times to less than or equal to 1.5 times, respectively. The Credit Facility is collateralized by all of the Company’s trade receivables, inventory and equipment. In addition, the Credit Facility does not allow for the payment of cash dividends or stock repurchases and also limits capital expenditures and investments. As of December 31, 2004, the Company had no borrowings outstanding under the Credit Facility. At December 31, 2004 and December 31, 2003, the Company had outstanding letters of credit totaling approximately $2.7 million and $2.6 million, respectively, issued primarily in support of worker’s compensation insurance programs. The Company had $15.3 million available under the Credit Facility at December 31, 2004.

Annual Maturities

The annual maturities of long-term debt for the five years ending December 31, 2009 and thereafter are as follows (in thousands):

2005	2006	2007	2008	2009	Thereafter
$1,661	$1,751	$1,865	$1,891	$1,578	$8,858

NOTE 7.    CASH FLOW AND EARNINGS PER SHARE INFORMATION

Net cash provided by operating activities reflects cash payments of interest and income taxes.

	Years Ended December 31,
	2004	2003	2002
	(in thousands)
Cash paid (received) during the year for:
Interest	$1,236	$1,030	$1,116
Income tax	$(500)	$500	$—

In 2004, 2003 and 2002, approximately 2,700, 12,000, and 14,000 shares, respectively, of the Company’s common stock were issued to Directors as fees in a non cash transaction as payment in lieu of Board retainer and per diem fees. Expenses were recognized on these non cash transactions of $21,000, $60,000, and $52,000 for 2004, 2003, and 2002, respectively.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (in thousands except share and per share data) for the years ended December 31, 2004, 2003 and 2002.

	Years Ended December 31,
	2004			2003			2002
	Income (Numerator)	Shares (Denominator)	Amount	Income (Numerator)	Shares (Denominator)	Amount	Income (Numerator)	Shares (Denominator)	Amount
Net Income	$3,202	—		$5,798	—		$12,169	—

Basic EPS
Income available to common stockholders’	3,202	24,514	$0.13	5,798	24,193	$0.24	12,169	23,962	$0.51

Effect of Dilutive stock option grants	—	1,915		—	1,614		—	1,144

Diluted EPS
Income available to common stockholders’ stockholders plus assumed conversions	$3,202	26,429	$0.12	$5,798	25,807	$0.22	$12,169	25,106	$0.48

The Company had approximately 2.0 million, 2.2 million and 2.5 million options outstanding at December 31, 2004, 2003 and 2002, respectively, that were not included in diluted earnings per share because the option exercise prices were greater than the average market price of the common shares.

NOTE 8.    INCOME TAXES

The Company’s provision for income taxes consisted of the following:

	Years Ended December 31,
	2004	2003	2002
	(in thousands)
Current:
State	$—	$—	$—
U.S.	$—	—	—
Deferred:
State	(20)	100	250
U.S.	1,514	2,706	5,427

Provision for income taxes	$1,494	$2,806	$5,677

As of December 31, 2004, for federal income tax purposes, the Company had $27.7 million in net operating losses expiring in 2006 through 2024, and approximately $1.2 million in alternative minimum tax credit carryforward.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reconciles the income tax provisions computed using the U.S. statutory rate of 34% to the provisions reflected in the financial statements.

	Years Ended December 31,
	2004	2003	2002
	(in thousands)
Taxes at statutory rate	$1,596	$2,905	$6,068
Foreign sales exempt income	(118)	(183)	(575)
State taxes, net of federal benefit	(13)	66	165
Other	29	18	19

Provision for income taxes	$1,494	$2,806	$5,677

A tax benefit of $919,000 in 2004 and $387,000 in 2003 for the exercise of stock options was not included in income for financial reporting purposes and was credited directly to additional paid in capital as of December 31, 2004, and 2003 respectively.

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. In return, the Act also provides for a two-year phase-out of the existing extra-territorial income exclusion (ETI) for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union.

Under the guidance in FASB Staff Position No. FAS 109-1, Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, the deduction will be treated as a “special deduction” as described in FASB Statement No. 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on our tax return.

The Company has sufficient net operating loss carryforwards (NOLs) that will fully offset near term future taxable income. Because of the NOL carryforward the Company will not be entitled to the special deduction because the deduction is based on taxable income after taking into account NOLs. Therefore, the Company’s near term effective tax rate will not reflect any benefit for the special deduction.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Temporary differences and tax credit carryforwards that gave rise to significant portions of deferred tax assets and liabilities as of December 31, 2004 and 2003 are as follows:

	2004	2003
	(in thousands)
Deferred tax assets:
Assets and accruals not yet deductible	$671	$178
Alternative minimum tax credit carryforwards	1,205	1,200
Equity in loss of unconsolidated affiliates	297	297
Net operating loss carryforward	9,412	7,517
Minimum pension liability	3,477	3,031
State income tax, net	170	150
Other	269	214
Valuation allowance	(250)	(250)

Total deferred tax assets	15,251	12,337

Deferred tax liabilities:
Property and equipment	(12,355)	(9,229)
Pension and other retirement benefits	(470)	(707)
Assets currently deductible	(1,956)	(1,818)

Total deferred tax liabilities	(14,781)	(11,754)

Net deferred tax asset	$470	$583

Deferred income tax assets non-current	$1,754	$405
Deferred income tax assets current	—	178
Deferred income tax liabilities current	(1,284)	—

Net deferred tax asset	$470	$583

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

NOTE 9.    ACCRUED LIABILITIES

Accrued liabilities as of December 31, 2004 and 2003 are summarized as follows:

	2004	2003
	(in thousands)
Salaries and benefits	$4,093	$5,156
Insurance	3,340	4,205
Taxes, other than income tax	179	12
Trade creditors	2,556	2,135
Other	65	50

Total accrued liabilities	$10,233	$11,558

NOTE 10.    EMPLOYEE 401(k) PLAN

All qualified employees of the Company are covered under the Omega Protein 401(k) Savings and Retirement Plan (the “Plan”). Prior to 2001, the Company contributed matching contributions to the Plan based

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

on employee contributions and compensation. The Company suspended its matching contributions to the Plan for 2001. In 2002, the Board of Directors authorized the reinstatement of the Company’s matching cash contribution to the Plan, effective January 1, 2002, at levels previously in place prior to the suspension of the match in 2001. The Company’s matching contributions to the Plan were approximately $660,000, $553,000 and $627,000 during 2004, 2003 and 2002, respectively.

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

Unrecognized transition assets of $5.2 million were amortized over 15 years. The Company’s pension plan is subject to the additional minimum liability requirements of SFAS No. 87, which requires the recognition of an additional pension liability in the amount of Omega’s unfunded accumulated benefit obligation in excess of accrued pension cost with an equal amount to be recognized net of the associated tax benefits in accumulated other comprehensive loss. Based upon plan actuarial and asset information, the Company computed an additional pension liability of $10.2 million and $8.9 million in 2004 and 2003, respectively. Amounts listed as minimum pension liability adjustments under the caption “Comprehensive (Loss) Income” on the Consolidated Statements of Stockholders’ Equity of ($0.9) million, $2.8 million and ($4.6) million for 2004, 2003 and 2002, respectively, represent the change, net of tax, in the portion of the additional pension liability recorded under “Accumulated Other Comprehensive Loss” on the Consolidated Balance Sheet.

The Company’s funding policy is to make contributions as required by applicable regulations. The Company uses a December 31 measurement date for its pension plan. The accumulated benefit obligation for the pension plan was $26.1 and $24.2 million at December 31, 2004 and 2003, respectively. The unrecognized net loss of $10.2 million at December 31, 2004 is expected to be reduced by future returns on plan assets and through decreases in future net pension credits.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables set forth the benefit obligations, fair value of plan assets, and the funded status of the Company’s pension plan; amounts recognized in the Company’s financial statements, and the principal weighted average assumptions used:

	Years Ended December 31,
	2004	2003
	(in thousands)
Accumulated Benefit Obligations	$26,071	$24,233

Change in Benefit Obligation
Benefit Obligation at beginning of year	$24,233	$25,520
Service Cost	—	—
Interest Cost	1,467	1,614
Plan Amendments	—	—
Actuarial (Gain) / Loss	1,911	(1,394)
Benefits Paid	(1,540)	(1,507)

Benefit Obligation at end of year	$26,071	$24,233

Change in Plan Assets
Plan Assets at Fair Value at beginning of year	$17,396	$14,537
Actual Return on Plan Assets	1,370	2,937
Contributions	—	1,429
Benefits Paid	(1,540)	(1,507)

Plan Assets at Fair Value at end of year	$17,226	$17,396

Reconciliation of Prepaid (Accrued) and Total Amount Recognized
Funded Status of Plan	$(8,845)	$(6,838)
Unrecognized Net (Gain) / Loss	10,228	8,917
Unrecognized Prior Service Cost	—	—
Unrecognized Prior Service Cost Net Transition (Asset)	—	—

Prepaid / (Accrued) Pension Cost	$1,383	$2,079

Amounts Recognized in the Statement of Financial Position Consist of:
Prepaid Benefit Cost	$—	$—
Accrued Benefit Liability	(8,845)	(6,838)
Intangible Asset	—	—
Accumulated Other Comprehensive Loss	10,228	8,917

Net Amount Recognized	$1,383	$2,079

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

	Years Ended December 31,
Assumptions	2004	2003
Weighted average assumptions used to determine benefit obligations
Discount Rate	5.75%	6.25%
Long-Term Rate of Return	8.50%	8.50%
Salary Scale up to age 50	N/A	N/A
Salary Scale over age 50	N/A	N/A

	Years Ended December 31,
	2004	2003	2002
Weighted average assumptions used to determine net periodic benefit cost
Discount Rate	6.25%	6.50%	7.25%
Long-Term Rate of Return	8.50%	8.50%	9.00%
Salary Scale up to age 50	N/A	N/A	5.00%
Salary Scale over age 50	N/A	N/A	4.50%

Components of net periodic benefit cost:

	Years Ended December 31,
	2004	2003	2002
	(in thousands)
Service cost	$—	$—	$465
Interest cost	1,467	1,614	1,787
Expected return on plan assets	(1,415)	(1,152)	(1,668)
Amortization of transition asset and other deferrals	644	991	435

Net periodic pension cost	$696	$1,453	$1,019

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Plan Assets

The Company’s pension plan weighted-average asset allocations at December 31, 2004, and 2003, by asset category are as follows:

	Plan Assets at December 31,
Asset Category	2004	2003
Equity securities	73%	72%
Debt securities	26	27
Real estate	—	—
Other	1	1

Total	100%	100%

Equity securities do not include any of the Company’s common stock at December 31, 2004, and 2003, respectively.

Projected Benefit Payments for the years ending December 31, 2005 – 2014

2005	2006	2007	2008	2009	2010-2014
$1,566,000	$1,558,000	$1,644,000	$1,687,000	$1,747,000	$8,975,000

Expected Contributions during 2005

No contributions are expected during 2005.

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

On June 27, 2000, the 1998 Incentive Plan and the Director Plan were amended and restated in their entirety and renamed the 2000 Long-Term Incentive Plan (“2000 Incentive Plan”), and the 2000 Incentive Plan was approved by the Company’s stockholders. Under the 2000 Incentive Plan, the Company is authorized to issue shares of Common Stock pursuant to “Awards” granted in various forms, including incentive stock options (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended), non-qualified stock options, and other similar stock-based Awards. The substantive changes from the 1998 Incentive Plan and the Directors Plan in the amendment and restatement of the 2000 Incentive Plan were (a) the 2000 Incentive Plan allows annual option grant awards of 10,000 shares to each non-employee Director and (b) the 2000 Incentive Plan allows for the aggregate number of option shares available for issuance under the plan to equal 25% of the number of shares of common stock outstanding at any time with an absolute maximum of no more than

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15 million shares available for awards at any time. Reference is made to the Company’s 2000 proxy statement for a complete summary of all the differences among the three plans.

The Company granted stock options in 2002, 2003 and 2004 under the Plan and its predecessor plans in the form of non-qualified stock options. The Company records compensation expense for employee stock options based upon their intrinsic value on the date of grant pursuant to Accounting Principles Board Opinion 25 (APB 25), “Accounting for Stock Issued to Employees.” Because the Company establishes the exercise price based on the fair market value of the Company’s stock at the date of grant, the stock options have no intrinsic value upon grant, and therefore no expense is recorded. Each quarter, the Company reports the potential dilutive impact of stock option in its diluted earnings per common share using the treasury-stock method. Out-of-the-money stock options (i.e., the average stock price during the period is below the strike price of the stock option) are not included in diluted earnings per common share.

As required under Financial Accounting Standards Board Statement No. 123 (FAS 123), “Accounting for Stock-Based Compensation,’ and Statement of Financial Accounting Standards No. 148 (FAS 148), “Accounting for Stock-Based Compensation-Transition and Disclosure,’ the pro forma effects of stock-based compensation on net income and earnings per common share have been estimated at the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

	Stock Option Plans
	2004	2003	2002
Risk-free interest rate	3.7%	3.4%	2.9%
Volatility	58.2%	66.4%	51.0%
Dividend yield	0.0%	0.0%	0.0%
Expected life (years)	5.0	5.0	5.0

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no restrictions and are fully transferable and negotiable in a free trading market. The Black-Scholes model does not consider the employment, transfer or vesting restrictions that are inherent in the Company’s employee stock options. Use of an option valuation model, as required by FAS 123, includes highly subjective assumptions based on long-term predictions, including the expected stock price volatility and average life of each stock option grant. Because the Company’s employee stock options have characteristics significantly different from those of freely traded options, and because changes in the subjective input assumptions can materially affect the Company’s estimate of the fair value of those stock options, in the Company’s opinion, existing valuation models, including Black-Scholes, are not reliable single measures and may misstate the fair value of the Company’s employee stock options. The Black-Scholes weighted average estimated fair values of stock options granted during fiscal 2004, 2003 and 2002 were $5.40, $3.33 and $2.55 per share, respectively.

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to 1995, and the Company anticipates making awards in the future under its stock-based compensation plans.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and continues to apply APB Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. The following table is a summary of the Company’s stock options outstanding as of December 31, 2004, 2003 and 2002, and the changes that occurred during fiscal years 2004, 2003 and 2002.

	Number of Options	Weighted Average Exercise Price
	(in thousands)
Outstanding at December 31, 2001	5,200	$6.51
Granted	340	$4.22
Exercised	(6)	$1.65
Forfeited	(64)	$5.64
Expired	—	—

Outstanding at December 31, 2002	5,470	$6.38
Granted	95	$5.47
Exercised	(407)	$3.02
Forfeited	(24)	$9.02
Expired	—	—

Outstanding at December 31, 2003	5,134	$6.62
Granted	431	$9.92
Exercised	(454)	$2.56
Forfeited	(151)	$11.66
Expired	—	—

Outstanding at December 31, 2004	4,960	$7.13

The exercise prices of all other options that have been granted were equal to the average of the high and low market prices on the date of grant.

The following table further describes the Company’s stock options outstanding as of December 31, 2004.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price
$1.65 to $3.50	2,160,484	$2.30	6.1	2,158,817	$2.29
$3.95 to $4.70	252,468	$4.25	7.7	147,135	$4.29
$5.03 to $6.44	60,000	$5.79	9.5	40,000	$5.70
$7.76 to $10.58	779,200	$9.18	8.8	409,200	$8.34
$12.38 to $12.75	1,669,400	$12.73	3.3	1,669,400	$12.73
$16.06 to $17.25	38,400	$16.37	3.3	38,400	$16.37

NOTE 12.	CERTAIN TRANSACTIONS AND ARRANGEMENTS BETWEEN THE COMPANY AND ZAPATA

The Company provides to Zapata (the Company’s current majority stockholder) payroll, pension and certain administrative services billed at their approximate cost. During 2004, 2003, and 2002, fees for these services totaled $11,600, $122,400 and $17,400, respectively. The cost of such services was based on the estimated percentage of time that employees spend working on Zapata’s matters as a percent of total time worked.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Upon completion of the Company’s initial public offering in 1998, the Company and Zapata entered into certain agreements that included the Sublease, Registration Rights, Tax Indemnity and Administrative Services Agreements. The Sublease Agreement provides for the Company to lease its principal corporate offices in Houston, Texas from Zapata and provides the Company with the ability to utilize telephone equipment worth approximately $21,000 for no additional charge. In May 2003, the Company directly assumed Zapata’s obligations under the Sublease Agreement with the third party landlord and terminated the Sublease Agreement with Zapata. The lease obligations assumed by the Company were identical to its sublease obligations to Zapata, and the transaction had no material effect on the Company. The Registration Rights Agreement sets forth the rights and responsibilities of each party concerning certain registration filings and provides for the sharing of fees and expenses related to such filings. The Tax Indemnity Agreement requires the Company to be responsible for federal, state and local income taxes from its operations. The Administrative Services Agreement allows the Company to provide certain administrative services to Zapata at the Company’s estimated cost.

The following represents intercompany activity for the periods presented (in thousands):

	Years Ended December 31,
	2004	2003	2002
Beginning balance due from Zapata	$108	$3	$—
Administrative services provided by the Company to Zapata	12	122	17
Payments to the Company by Zapata	(15)	(17)	(14)

Ending balance due from Zapata	$105	$108	$3

NOTE 13.    COMMITMENTS AND CONTINGENCIES

Operating Lease Payable

The Company has noncancellable operating leases, primarily for land and building, that expire over 1 to 11 years.

Future minimum payments under non-cancelable operating lease obligations aggregate $763,000, and for the five years ending December 31, 2009 are (in thousands):

2005	2006	2007	2008	2009
$365	$116	$111	$89	$82

Rental expense for operating leases was $442,000, $375,000, and $598,000 in 2004, 2003, and 2002, respectively.

Capital Commitments

The Company has entered into a non-binding letter of intent to purchase a 40-acre facility containing office and warehouse space and located next to the Company’s Moss Point, Mississippi facility. The proposed purchase price is $1,750,000. The Company believes that the utilization of this site would benefit its Gulf Coast operations by allowing the Company to develop additional and more cost effective rail and truck shipping opportunities, enhanced packaging capabilities and additional value-added products. The closing of the purchase is contingent on the completion of the Company’s due diligence on the property. If the Company acquires the property, the Company estimates that it will spend an additional $2.0 million in 2005 for capital improvements to the property.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Litigation

The Company is defending various claims and litigation arising from its operations which arise in the ordinary course of the Company’s business. In the opinion of management, and based on advice of legal counsel, it is believed that any existing litigation involving the Company will not materially effect its financial condition, cash flows or future results of operations.

Insurance

The Company carries insurance with coverages and coverage limits that it believes to be appropriate for the business. Although there can be no assurance that such insurance is sufficient to protect the Company against all contingencies, management believes that its insurance protection is reasonable in view of the nature and scope of the Company’s operations. Should the Company’s insurers become insolvent, the Company is responsible for payment of all outstanding claims associated with the insurer’s policies.

Environmental Matters

The Company is subject to various possible claims and lawsuits regarding environmental matters. Management believes that costs, if any, related to these matters will not have a material adverse effect on the results of operations, cash flows or financial position of the Company.

Indemnification

The Company’s Articles of Incorporation and By-Laws limit the liability of the Company’s officers and directors to the fullest extent permitted by Nevada law. Nevada provides that directors of Nevada corporations may be relieved of monetary liabilities for breach of their fiduciary duties as directors, except under certain circumstances, including (i) acts or omissions which involve intentional misconduct, fraud or a knowing violation of law of (ii) the willful or grossly negligent payment of unlawful distributions.

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

Purchase Obligation

As of December 31, 2004, the Company had normal purchase commitments for energy usage of approximately $3.4 million, that will be delivered in quantities expected to be used in the normal course of business during the 2005 fishing season.

NOTE 14.    INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates within one industry segment, menhaden fishing, for the production and sale of fish meal, fish solubles and fish oil. Export sales of fish oil and fish meal were approximately $39 million, $46 million, and $44 million in 2004, 2003 and 2002, respectively. Such sales were made primarily to Mexican, European, and Canadian markets. In 2004, 2003, and 2002, sales to one customer were approximately $8.8 million, $10.8 million, and $10.5 million, respectively. This customer differed from year to year.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows the geographical distribution of revenues (in thousands) based on location of customers:

	Years Ended December 31,
	2004		2003		2002
	Revenues	Percent	Revenues	Percent	Revenues	Percent
U.S.	$80,688	67.4%	$71,877	61.0%	$73,050	62.4%
Mexico	13,252	11.1	5,985	5.0	2,586	2.2
Europe	11,230	9.4	13,098	11.1	6,517	5.6
Canada	5,880	4.9	7,697	6.5	12,898	11.0
Asia	3,359	2.8	9,103	7.7	13,336	11.4
South & Central America	1,435	1.2	6,331	5.4	6,155	5.3
Other	3,801	3.2	3,835	3.3	2,466	2.1

Total	$119,645	100.0%	$117,926	100.0%	$117,008	100.0%

NOTE 15.    DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosures of the estimated fair value of financial instruments are made in accordance with the requirements of SFAS No. 107, Disclosure About Fair Value of Financial Instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies and are described in the following paragraphs.

Fair value estimates are subject to certain inherent limitations. Estimates of fair value are made at a specific point in time, based on relevant market information and information about the financial instrument. The estimated fair values of financial instruments presented below are not necessarily indicative of amounts the Company might realize in actual market transactions. Estimates of fair value are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

The carrying amounts of cash and cash equivalents, accounts receivables, accounts payable, and accrued expenses approximate fair value because of the short maturity of these items. The carrying amounts of notes payable outstanding under the Company’s credit facility approximate fair value because the interest rates on these instruments change with market interest rates. At December 31, 2004, the Company had no borrowings under the credit facility.

The carrying values and respective fair market values of the Company’s long-term debt are presented below. The fair value of the Company’s long-term debt is estimated based on the quoted market prices available to the Company for issuance of similar debt with similar terms at year end 2004.

	Years Ended December 31,
	2004	2003
Long-term Debt:
Carrying Value	$17,604	$19,171
Estimated Fair Market Value	$18,961	$20,277

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 16.    QUARTERLY FINANCIAL DATA (UNAUDITED)

Seasonal and Quarterly Results

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

	Quarter Ended 2004
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
	(in thousands, except per share amounts)
Revenues (1)	$25,056	$26,456	$41,501	$26,632
Gross profit (1)	3,674	5,393	5,125	1,216
Operating income (loss) (1)	1,212	2,971	2,703	(1,598)
Net income(1)	646	1,827	1,816	(1,087)
Earnings (loss) per share (2):
Basic	0.03	0.07	0.07	(0.04)
Diluted	0.02	0.07	0.07	(0.04)

	Quarter Ended 2003
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
	(in thousands, except per share amounts)
Revenues(1)	$25,101	$27,292	$32,151	$33,382
Gross profit(1)	6,422	6,178	3,598	2,700
Operating income (loss)(1)	4,303	3,895	1,426	(95)
Net income(1)	2,647	2,380	740	31
Earnings per share(2):
Basic	0.11	0.10	0.03	0.00
Diluted	0.10	0.09	0.03	0.00

(1)	Revenues, gross profit, operating income (loss), and net income are rounded to thousands each quarter. Therefore, the sum of the quarterly amounts may not equal the annual amounts reported.

(2)	Earnings per share are computed independently for each quarter and the full year based upon respective average shares outstanding. Therefore, the sum of the quarterly earnings per share amounts may not equal the annual amounts reported.

The Company’s menhaden harvesting and processing business is seasonal in nature. The Company generally has higher sales during the menhaden harvesting season (which includes the second and third quarter of each year) due to increased product availability, but prices during the fishing season tend to be lower than during the off-season. As a result, the Company’s quarterly operating results have fluctuated in the past and may fluctuate in the future. In addition, from time to time the Company’s defers sales of inventory based on worldwide prices for competing products that affect prices for the Company’s products which may affect comparable period comparisons.

PART II

Item 9A.    Controls and Procedures

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

(c) Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2004. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material affect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 based upon criteria in a report entitled “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment and those criteria, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2004.

The registered independent public accounting firm of PricewaterhouseCoopers, LLP, as auditors of the Company’s consolidated financial statements, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting.

Item 9B.    Other Information.

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

Pursuant to General Instruction G on Form 10-K, the information called for by Item 10 of Part III of Form 10-K is incorporated by reference to the information set forth in the Company’s definitive proxy statement relating to its 2005 Annual Meeting of Stockholders’ (the “2005 Proxy Statement”) to be filed pursuant to Regulation 14-A under the Exchange Act, in response to Items 401 and 405 of Regulation S-K under the Securities Act of 1933 and the Exchange Act (“Regulation S-K”). Reference is also made to the information appearing in Item 1 of Part I of this Annual Report on Form 10-K under the caption “Business and Properties—Executive Officers of the Registrant.”

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

In addition to the above Code, the Company has adopted a Code of Ethics for Financial Professionals which applies to the Chief Executive Officer, Chief Financial Officer, Controller and all other Company professionals worldwide serving in a finance, accounting, treasury, tax or investor relations role.

Both the Code of Business Conduct and Ethics and the Code of Ethics for Financial Professionals are posted on the Company’s website at www.omegaproteininc.com. The Company will provide a copy of the Code of Business Conduct and Ethics and Code of Ethics for Financial Professionals to any person upon request. The Company intends to disclose any amendments to the Codes, as well as any waivers to the Codes for executive officers or directors, on its website.

None of these codes, nor the Company’s website, is incorporated by reference in this report or constitutes part of this report.

Item 11.    Executive Compensation.

Pursuant to General Instruction G of Form 10-K, the information called for by Item 11 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2005 Proxy Statement in response to Item 402 of Regulation S-K excluding the material concerning the report on executive compensation and the performance graph specified by paragraphs (k) and (1) such Item.

Item 12. Security	Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Pursuant to General Instruction G of Form 10-K, the information called for by Item 12 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2005 Proxy Statement in response to Items 201(d) and 403 of Regulation S-K.

Item 13.    Certain Relationships and Related Transaction.

Pursuant to General Instruction G of Form 10-K, the information called for by Item 13 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2005 Proxy Statement in response to Item 404 of Regulation S-K.

Item 14.    Principal Accounting Fees and Services.

Pursuant to General Instruction G of Form 10-K, the information called for by Item 14 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2005 Proxy Statement.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

		Page
(a) (1)	The Company’s consolidated financial statements listed below have been filed as part of this report:
	Report of Independent Registered Public Accounting Firm	30
	Consolidated balance sheets as of December 31, 2004 and 2003	32
	Consolidated statements of income for the years ended December 31, 2004, 2003 and 2002	33
	Consolidated statements of cash flows for the years ended December 31, 2004, 2003 and 2002	34
	Consolidated statements of stockholders’ equity for the years ended December 31, 2004, 2003 and 2002	35
	Notes to consolidated financial statements	36

(a) (2)	Financial Statement Schedule.
	Filed herewith as a financial statement schedule is the schedule supporting Omega’s consolidated financial statements listed under this Item, and the Report of Independent Registered Public Accounting Firm located in (a) (1) with respect thereto.

(b) Exhibits

2.1	*	—Agreement and Plan of Merger between Marine Genetics, Inc. and Omega Protein Corporation (“Omega”) (Exhibit 2.1 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

3.1	*	—Articles of Incorporation of Omega (Exhibit 3.1 to Omega Registration Statement on Form S-1[Registration No. 333-44967])

3.2	*	—By-Laws of Omega (Exhibit 3.2 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

4.2	*	—Form of Common Stock Certificate (Citizen) (Exhibit 4.1 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

4.3	*	—Form of Common Stock Certificate (Non-Citizen) (Exhibit 4.2 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.1	*	—Separation Agreement with Zapata Corporation dated April 12, 1998 (Exhibit 10.7 to Omega Quarterly Report on Form 10-Q for the quarter ended March 31, 1998)

10.2	*	—Tax Indemnity Agreement with Zapata Corporation dated April 12, 1998 (Exhibit 10.7 to Omega Quarterly Report on Form 10-Q for the quarter ended March 31, 1998)

10.3	*	—Registration Rights Agreement with Zapata Corporation dated April 12, 1998 (Exhibit 10.8 to Omega Quarterly Report on Form 10-Q for the quarter ended March 31, 1998)

10.4	*†	—Form of Amended and Restated Indemnification Agreement for all Officers and Directors (Exhibit 10.1 to Omega Quarterly Report on Form 10-Q for quarter ended June 30, 2003)

10.5	*	—Administrative Services Agreement with Zapata Corporation dated April 12,1998 (Exhibit 10.10 to Omega Quarterly Report on Form 10-Q for the quarter ended March 31,1998)

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

10.10	*†	—Omega Protein Corporation 2000 Long-Term Incentive Plan (Appendix A to Omega Proxy Statement dated May 3, 2000)

10.11	*†	—Omega Protein Corporation Annual Incentive Compensation Plan dated April 8, 1998 (Exhibit 10.11 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)

10.12	*†	—Omega Protein, Inc. Executive Medical Plan dated August 1993 (Exhibit 10.16 to Omega Annual Report on Form 10-K for the year ended December 31, 2002)

10.13	*	—Commercial Lease dated January 1, 2000 between Omega Protein, Inc. and the Edson Group. LLC (Exhibit 10.17 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)

10.14	*	—Lease dated July 1, 1992 with Ardoin Limited Partnership (Exhibit 10.12 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.15	*

—Lease Agreement dated November 25, 1997 with O. W. Burton, Jr., individually and as trustee of the Trust of Anna Burton (Exhibit 10.13 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.16	*	—Commercial Lease Agreement dated January 1, 1971 with Purvis Theall and Ethlyn Cessac (Exhibit 10.15 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.17	*	—Lease Agreement dated January 4, 1994 with the City of Abbeville, Louisiana (Exhibit 10.16 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.18	*	—United States Guaranteed Promissory Note dated March 31, 1993 in favor of Bear, Stearns Securities Corporation (Exhibit 10.20 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.19	*

—Amendment to No. 1 to Promissory Note dated March 31, 1993 to the United States of America pursuant to the provisions of Title XI of the Marine Act of 1936 in favor of Bear, Stearns Securities Corporation (Exhibit 10.21 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.20	*	—Amendment to No. 1 to First Preferred Ship Mortgage dated March 31, 1993 to the United States of America (Exhibit 10.22 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.21	*	—Supplement No. 5 to First Preferred Fleet Mortgage dated March 31, 1993 in favor of Chemical Bank, as Trustee (Exhibit 10.23 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.22	*	—Amendment No. 1 to Guaranty Deed of Trust dated March 31, 1993 for the benefit of the United States of America (Exhibit 10.24 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.23	*	—Supplement No. 2 to Security Agreement dated March 31, 1993 in favor of the United States of America (Exhibit 10.25 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.24	*

—Indemnity Agreement Regarding Hazardous Materials dated March 31, 1993 in favor of the United States of America (Exhibit 10.26 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.25	*	—United States Guaranteed Promissory Note dated September 27, 1994 in favor of Sun Bank of Tampa Bay (Exhibit 10.27 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.26	*

—Promissory Note to the United States of America dated September 27, 1994 pursuant to the provisions of Title XI of the Marine Act of 1936 in favor of Sun Bank of Tampa Bay (Exhibit 10.28 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.27	*	—First Preferred Ship Mortgage dated September 27, 1994 to the United States of America (Exhibit 10.29 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.28	*

—Collateral Mortgage and Collateral Assignment of Lease dated September 27, 1994 in favor of the United States of America (Exhibit 10.30 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.29	*	—Collateral Mortgage Note dated September 27, 1994 in favor of the United States of America (Exhibit 10.31 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.30	*	—Collateral Pledge Agreement dated September 27, 1994 in favor of the United States of America (Exhibit 10.32 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.35	*	—Guaranty Agreement dated September 27, 1994 in favor of the United States of America (Exhibit 10.33 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.31	*	—Title XI Financial Agreement dated September 27, 1994 with the United States of America (Exhibit 10.34 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.32	*	—Security Agreement dated September 27, 1994 in favor of the United States of America (Exhibit 10.35 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.33	*	—United States Guaranteed Promissory Note dated October 30, 1996 in favor of Coastal Securities (Exhibit 10.36 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.34	*

—Promissory Note to the United States of America dated October 30, 1996, pursuant to the provisions of Title XI of the Marine Act of 1936, in favor of Coastal Securities (Exhibit 10.37 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.35	*	—Guaranty Agreement dated October 30, 1996 in favor of the United States of America (Exhibit 10.38 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.36	*	—Title XI Financial Agreement dated October 30, 1996 with the United States of America (Exhibit 10.39 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.37	*

—Certification and Indemnification Agreement Regarding Environmental Matters dated October 30, 1996 in favor of the United States of America (Exhibit 10.40 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.38	*	—Deed of Trust dated October 30, 1996 for the benefit of the United States of America (Exhibit 10.41 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.39	*	—Deed of Trust dated December 20, 1999 for the benefit of the United States of America (Exhibit 10.45 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)

10.40	*

—Promissory Notes to the United States of America dated December 20, 1999, pursuant to the provisions of Title XI of the Marine Act of 1936, in favor of Hibernia National Bank (Exhibit 10.46 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)

10.41	*	—Security Agreement dated December 20, 1999 in favor of the United Stated of America (Exhibit 10.47 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)

10.42	*	—Title XI Financial Agreement dated December 20, 1999 with the United States of America (Exhibit 10.48 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)

10.43	*	—Guaranty Agreement dated December 20, 1999 in favor of the United States of America (Exhibit 10.49 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)

10.44	*

—Certification and Indemnification Agreement Regarding Environmental Matters dated December 20, 1999 in favor of the United States of America (Exhibit 10.50 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)

10.45	*	—Preferred Ship Mortgages dated December 20, 1999 in favor of the United States of America (Exhibit 10.51 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)

10.46	*	—Deed of Trust dated October 19, 2001 for the benefit of the United States of America (Exhibit 10.52 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)

10.47	*

—Promissory Note to the United States of America dated October 19, 2001, pursuant to the provisions of Title XI of the Marine Act of 1936, in favor of Hibernia National Bank (Exhibit 10.53 to Omega Annual Report on Form 10-K for year ended December 31, 2001)

10.48	*	—Security Agreement dated October 19, 2001 in favor of the United States of America (Exhibit 10.54 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)

10.49	*	—Title XI Financial Agreement dated October 19, 2001 with the United States of America (Exhibit 10.55 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)

10.50	*	—Guaranty Agreement dated October 19, 2001 in favor of the United States of America (Exhibit 10.56 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)

10.51	*

—Certification and Indemnification Agreement Regarding Environmental Matters dated October 19, 2001 in favor of the United States of America (Exhibit 10.57 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)

10.52	*	—Preferred Ship Mortgages dated October 19, 2001 in favor of the United States of America (Exhibit 10.58 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)

10.53	*†

—Amended and Restated Executive Agreement dated as of September 21, 2004 by and between the Company and Joseph L. von Rosenberg III (Exhibit 10.1 to Omega Protein Current Report on Form 8-K filed September 24, 2004)

10.54	*†

— Amended and Restated Executive Agreement dated as of September 21, 2004 by and between the Company and Robert W. Stockton (Exhibit 10.2 to Omega Protein Current Report on Form 8-K filed September 24, 2004)

10.55	*†	—Amended and Restated Executive Agreement dated as of September 21, 2004 by and between the Company and John D. Held (Exhibit 10.3 to Omega Protein Current Report on Form 8-K filed September 24, 2004)

10.56	*†	—Change of Control Agreement dated as of September 1, 2000 between Omega and Scott Herbert (Exhibit 10.1 to Omega Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

10.57	*†	—Employment Agreement dated as of October 1, 2002 between Omega and Thomas R. Wittmann (Exhibit 10.2 to Omega Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

10.58	*†	—First Amendment to Loan Documents dated as of May 19, 2003, among Omega, certain subsidiaries and Bank of America, N.A. (Exhibit 10.1 to Omega Current Report on Form 8-K dated May 19, 2003)

10.59	*

—Amendment dated October 27, 2004 to the Loan and Security Agreement dated as of December 20, 2000, as amended, by and among the Company, various subsidiaries and Bank of America, N.A. (Exhibit 10.4 to Omega Protein Quarterly Report on Form 10-Q for quarter ended September 30, 2003)

10.60	*

—Assignment and Assumption of Lease dated as May 30, 2003 by and between Zapata Corporation of Texas, Inc. and Omega (Exhibit 10.1 to Omega Quarterly Report on Form 10-Q for quarter ended June 30, 2003)

10.61	*

—Engineering, Procurement and Construction Contract, dated as of April 15, 2003, between Omega Protein, Inc. and Suitt Construction Co., Inc. (Exhibit 10.1 to Omega Current Report on Form 8-K dated April 15, 2003)

10.62	*	—Deed of Trust dated December 29, 2003 for the benefit of the United States of America (Exhibit 10.65 to Omega Protein Annual Report on Form 10-K for year ended December 31, 2003)

10.63	*	—Promissory Note to the United States of America dated December 29, 2003 (Exhibit 10.66 to Omega Protein Annual Report on Form 10-K for year ended December 31, 2003)

10.64	*	—Security Agreement dated December 29, 2003 in favor of the United States of America (Exhibit 10.67 to Omega Protein Annual Report on Form 10-K for year ended December 31, 2003)

10.65	*	—Title XI Financial Agreement dated December 29, 2003 with the United States of America (Exhibit 10.68 to Omega Protein Annual Report on Form 10-K for year ended December 31, 2003)

10.66	*	—Guaranty Agreement dated December 29, 2003 in favor of the United States of America (Exhibit 10.69 to Omega Protein Annual Report on Form 10-K for year ended December 31, 2003)

10.67	*

—Certification and Indemnification Agreement Regarding Environmental Matters dated December 29, 2003 in favor of the United States of America (Exhibit 10.70 to Omega Protein Annual Report on Form 10-K for year ended December 31, 2003)

10.68	*	—Preferred Ship Mortgages dated December 29, 2003 in favor of the United States of America (Exhibit 10.71 to Omega Protein Annual Report on Form 10-K for year ended December 31, 2003)

10.69	*†	—Stock Option Agreement dated as of January 11, 2005 by and between the Company and Richard W. Weis (Exhibit 10-1 to Omega Protein Current Report on Form 8-K dated January 28, 2005)

10.70	*†	—Stock Option Agreement dates as of January 27, 2005 by and between the Company and Richard W. Weis (Exhibit 10.2 to Omega Protein Current Report on Form 8-K dated January 28, 2005)

21		—Schedule of Subsidiaries

23.1		—Consent of PricewaterhouseCoopers LLP

31.1		—Certification of Chief Executive Officer pursuant to Rule 13a-14(c)/Rule 15d-14(c)

31.2		—Certification of Chief Financial Officer pursuant to Rule 13a-14(c)/Rule 15d-14(c)

32.1		—Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

—Financial Statement Schedule of valuation and qualifying accounts

*	Incorporated by reference

†	Management Contract or Compensatory Plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 15(b) of Form 10-K and Item 601 of Regulation S-K.

OMEGA PROTEIN CORPORATION

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions (A)	Balance at End of Period
December 31, 2002:
Allowance for doubtful accounts	$1,614,708	$708,447	$(1,769)	$2,321,386
December 31, 2003:
Allowance for doubtful accounts	$2,321,386	$210,916	$(19,522)	$2,512,780
December 31, 2004:
Allowance for doubtful accounts	$2,512,780	$10,775	$—	$2,523,555

(A) Allowance for Doubtful Accounts—uncollectible accounts written off.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 3, 2005.

OMEGA PROTEIN CORPORATION (Registrant)

By:	/s/ Robert W. Stockton
Robert W. Stockton
Executive Vice President and Chief Financial Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Joseph L. von Rosenberg III or Robert W. Stockton, or either of them, his or her true and lawful attorney’s in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, any and all capacities, to sign his or her name to the Company’s Form 10-K for the year ended December 31, 2004 and any or all amendments, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOSEPH VON ROSENBERG III Joseph L. von Rosenberg III	President and Chief Executive Officer and Director	March 3, 2005

/s/ ROBERT W. STOCKTON Robert W. Stockton	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 3, 2005

/s/ AVRAM A. GLAZER Avram A. Glazer	Chairman of the Board	March 3, 2005

/s/ GARY L. ALLEE Gary L. Allee	Director	March 3, 2005

/s/ DARCIE S. GLAZER Darcie S. Glazer	Director	March 3, 2005

/s/ PAUL M. KEARNS Paul M. Kearns	Director	March 3, 2005

/s/ WILLIAM E. M. LANDS William E. M. Lands	Director	March 3, 2005

/s/ HARRY O. NICODEMUS IV Harry O. Nicodemus	Director	March 3, 2005