Form 10-Q
period 2005-03-31
OMEGA PROTEIN CORP
filed 2005-04-28
CIK 1053650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☒    No  ☐.

Number of shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, on April 27, 2005: 24,964,609

OMEGA PROTEIN CORPORATION

Certifications

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

Exhibit 32.2

OMEGA PROTEIN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

(Dollars in thousands, except per share amounts)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements and Notes

	March 31, 2005	December 31, 2004
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$27,703	$32,757
Receivables, net	11,301	14,025
Amounts due from majority owner	105	105
Inventories	44,740	40,442
Prepaid expenses and other current assets	1,524	1,515

Total current assets	85,373	88,844
Other assets	1,915	1,798
Deferred tax assets, net	1,973	1,754
Property and equipment, net	100,391	97,766

Total assets	$189,652	$190,162

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$1,685	$1,661
Accounts payable	3,099	2,529
Accrued liabilities	8,834	10,233
Deferred tax liabilities, net	1,285	1,284

Total current liabilities	14,903	15,707

Long-term debt	15,511	15,943
Pension liabilities, net	9,049	8,845

Total liabilities	39,463	40,495

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 10,000,000 shares; none issued	—	—
Common stock, $0.01 par value; authorized 80,000,000 shares; 25,371,709 and 25,258,309 shares issued and 24,958,609 and 24,845,209 shares outstanding at March 31, 2005 and December 31, 2004, respectively	254	253
Capital in excess of par value	116,218	115,803
Retained earnings	42,546	42,439
Accumulated other comprehensive loss	(6,794)	(6,793)
Common stock in treasury, at cost – 413,100 shares	(2,035)	(2,035)

Total stockholders’ equity	150,189	149,667

Total liabilities and stockholders’ equity	$189,652	$190,162

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OMEGA PROTEIN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2005	2004
	(in thousands, except per share amount)
Revenues	$23,831	$25,056
Cost of sales	20,775	21,382

Gross profit	3,056	3,674
Selling, general, and administrative expense	2,778	2,462

Operating income	278	1,212
Interest income	143	143
Interest expense	(266)	(330)
Other income (expense), net	(39)	(56)

Income before income taxes	116	969
Provision for income taxes	9	323

Net income	$107	$646

Basic earnings per share	$0.00	$0.03

Weighted average common shares outstanding	24,906	24,405

Diluted earnings per share	$0.00	$0.02

Weighted average common shares and potential common shares outstanding	26,985	27,002

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OMEGA PROTEIN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Cash flows provided by operating activities:
Net income	$107	$646
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,330	3,007
Provision for losses on receivables	8	8
Deferred income taxes	9	323
Changes in assets and liabilities:
Receivables	2,716	7,900
Amounts due from majority owner	—	(1)
Inventories	(4,298)	7,282
Prepaid expenses and other current assets	(9)	707
Other assets	(305)	116
Accounts payable	570	(1,799)
Accrued liabilities	(1,399)	(1,985)
Pension liabilities, net	204	174
Other, net	(28)	(7)

Total adjustments	798	15,725

Net cash provided by operating activities	905	16,371

Cash flows used in investing activities:
Capital expenditures	(5,767)	(4,338)

Net cash used in investing activities	(5,767)	(4,338)

Cash flows used in financing activities:
Principal payments of long-term debt obligations	(408)	(372)
Proceeds from stock options exercised	217	61

Net cash used in financing activities	(191)	(311)

Effect of exchange rate changes on cash and cash equivalents	(1)	1

Net (decrease) increase in cash and cash equivalents	(5,054)	11,723
Cash and cash equivalents at beginning of year	32,757	35,374

Cash and cash equivalents at end of period	$27,703	$47,097

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OMEGA PROTEIN CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share amounts)

	Common Stock		Capital Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock Amount	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2004	25,259	$253	$115,803	$42,439	$(6,793)	$(2,035)	$149,667
Issuance of common stock	113	1	188	—	—	—	189
Tax benefit from exercise of stock options			227	—	—	—	227
Comprehensive income:
Net income	—	—	—	107	—	—	107
Other comprehensive income:
Foreign currency translation adjustment, net of tax benefit	—	—	—	—	(1)	—	(1)

Total comprehensive income	—	—	—	107	(1)	—	106

Balance at March 31, 2005	25,372	$254	$116,218	$42,546	$(6,794)	$(2,035)	$150,189

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

Basis of Presentation

These interim financial statements of Omega Protein Corporation have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. The interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2004. Accordingly, certain information and footnote disclosures normally provided have been omitted since such items are disclosed therein.

In the opinion of management the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary for a fair statement of the Company’s consolidated financial position as of March 31, 2005, and the results of its operations and its cash flows for the three-month periods ended March 31, 2005 and 2004. Operating results for the three-month periods ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

Consolidation

The consolidated financial statements include the accounts of Omega and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company has reclassified certain amounts previously reported to conform with the presentation at March 31, 2005.

Financial Statement Preparation

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Company’s financial statements and the accompanying notes and the reported amounts of revenues and expenses during the reporting period. Actual amounts, when available, could differ from those estimates and those differences could have a material affect on the financial statements.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Dollars in thousands, except per share amounts)

Revenue Recognition

The Company derives revenue principally from the sales of a variety of protein and oil products derived from menhaden. The Company recognizes revenue for the sale of its products when title and rewards of ownership to its products are transferred to the customer.

Cash and Cash Equivalents

The Company considers cash in banks and short-term investments with original maturities of three months or less as cash and cash equivalents.

Allowances for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The Company considers the following factors when determining if collection is reasonably assured: customer credit worthiness, past transaction history with the customer, and changes in customer payment terms. If the Company has no previous experience with the customer, the Company typically obtains reports from credit organizations to ensure that the customer has a history of paying its creditors. The Company may also request financial information, including financial statements or other documents (e.g., bank statements), to ensure that the customer has the means of making payment. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required.

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

With respect to health insurance, the Company is primarily self-insured. The Company purchases individual stop loss coverage with a large deductible. As a result, the Company is primarily self-insured for claims and associated costs up to the amount of the deductible, with claims in excess of the deductible amount being covered by insurance. Expected claims estimates are based on health care trend rates and historical claims data; actual claims may differ from those estimates. The Company continually evaluates its claims experience related to this coverage with information obtained from its risk management consultants.

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

Property, Equipment and Depreciation

Property and equipment additions are recorded at cost. Depreciation of property and equipment is computed by the straight-line method at rates expected to amortize the cost of property and equipment, net of estimated salvage value, over their estimated useful lives. Estimated useful lives of assets acquired new, determined as of the date of acquisition are as follows:

Useful Lives (years)
Fishing vessels and fish processing plants	15-20
Machinery, equipment, furniture, fixtures and other	3-10

Replacements and major improvements are capitalized; maintenance and repairs are charged to expense as incurred. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from the accounts. Any resulting gains or losses are included in the statement of operations. The Company capitalizes interest as part of the acquisition cost of a qualifying asset. Interest is capitalized only during the period of time required to complete and prepare the asset for its intended use. The Company capitalized approximately $41,000 of interest during the three months ended March 31, 2005.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Dollars in thousands, except per share amounts)

Pension Plans

Annual costs of pension plans are determined actuarially based on SFAS No. 87, “Employers’ Accounting for Pensions.” The Company’s policy is to fund U.S. pension plans at amounts not less than the minimum requirements of the Employee Retirement Income Security Act of 1974 and generally for obligations under its foreign plans to deposit funds with trustees under insurance policies. The Company applies the disclosure requirements of SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” for its pensions and other postretirement benefit plans.

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

The components of other comprehensive loss, included in shareholder’s equity are as follows:

	Three Months Ended March 31,	Year Ended December 31,
	2005	2004
	(in thousands)
Cumulative Translation Adjustments	$(44)	$(43)
Minimum Pension Liability Adjustments	(6,750)	(6,750)

Accumulated Other Comprehensive Loss	$(6,794)	$(6,793)

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

At March 31, 2005 and December 31, 2004, the Company had cash deposits concentrated primarily in one major bank. In addition, the Company had Certificates of Deposit and commercial quality grade investments A2P2 rated or better with companies and financial institutions. As a result of the foregoing, the Company believes that credit risk in such investments is minimal.

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

Recently Issued Accounting Standards

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.” The statement amends Accounting Research Bulletin (“ARB”) No. 43, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. ARB No. 43 previously stated that these costs must be “so abnormal as to require treatment as current-period charges,” SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for fiscal years beginning after the issue date of the statement. The Company is currently evaluating the adoption of this standard and will assess the impact on the Company’s financial condition, results of operations or cash flow.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 29.” APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the opinion that exchanges of nonmentary assets should be measured based on the fair value of the assets exchanged. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges on nonmonetary assets whose results are not expected to significantly change the future cash flows of the entity. The adoption of SFAS No. 153 is not expected to have a material impact on the Company’s current financial condition, results of operations or cash flow.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Dollars in thousands, except per share amounts)

In December 2004, the FASB revised its SFAS No. 123 (“SFAS No. 123R”), “Accounting for Stock-Based Compensation.” The revision establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, particularly transactions in which an entity obtains employee services in share-based payment transactions. The revised statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost is to be recognized over the period during which the employee is required to provide service in exchange for the award. Changes in fair value during the requisite service period are to be recognized as compensation cost over that period. In addition, the revised statement amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash flow rather than as a reduction of taxes paid. The provisions of the revised statement are effective for financial statements issued for the annual reporting period beginning after June 15, 2005, with early adoption encouraged. The Company is currently evaluating the various methods of adoption and valuation models available and will also assess the impact on its stock option plan and determine what changes, if any, it should consider making to its compensation strategies. See the Stock-Based Compensation section of this note for the estimated impact of this statement on our consolidated results.

Stock-Based Compensation

At March 31, 2005, the Company had a stock-based employee compensation plan. The Company accounts for this plan under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FASB Statement No. 123.” No compensation cost related to stock options is reflected in net earnings, as all options granted under this plan had an exercise price equal to or greater than the fair value of the underlying common stock on the grant date. The FASB issued SFAS No. 123R in December 2004, which is effective for the Company in the first quarter of fiscal year 2006. The Company is evaluating the impact of its adoption on its financial statements. The following table illustrates the effect on net earnings and net earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Dollars in thousands, except per share amounts)

For purposes of pro forma disclosures, the estimated fair value of stock options is assumed to be amortized to expense over the stock options’ vesting periods. The pro forma effects of recognizing compensation expense under the fair value method on net income and net earnings per common share for the three month periods ended March 31, 2005 and 2004, were as follows:

	Three Months Ended March 31,
	(in thousands, except per share data)
	2005	2004
Net income, as reported	$107	$646
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of related effects	(139)	(79)

Pro forma net (loss) income	$(32)	$567

Earnings per common share:
Basic – as reported	$0.00	$0.03

Basic – pro forma	$0.00	$0.02

Diluted – as reported	$0.00	$0.02

Diluted – pro forma	$0.00	$0.02

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Dollars in thousands, except per share amounts)

Note 2. Accounts Receivable

Accounts receivable as of March 31, 2005 and December 31, 2004 are summarized as follows:

	March 31, 2005	December 31, 2004
	(in thousands)
Trade	$9,305	$12,161
Insurance	1,322	1,242
Employee	92	25
Income tax	724	722
Other	26	35

Total accounts receivable	11,469	14,185
Less: allowance for doubtful accounts	(168)	(160)

Receivables, net	$11,301	$14,025

Note 3. Inventory

The major classes of inventory as of March 31, 2005 and December 31, 2004 are summarized as follows:

	March 31, 2005	December 31, 2004
	(in thousands)
Fish meal	$11,137	$18,693
Fish oil	7,955	11,118
Fish solubles	318	509
Unallocated inventory cost pool (including off-season costs)	20,871	5,794
Other materials & supplies	4,459	4,328

Total inventory	$44,740	$40,442

Inventory at March 31, 2005 and December 31, 2004 is stated at the lower of cost or market. The elements of unallocated inventory cost pool include plant and vessel related labor, utilities, rent, repairs and depreciation, to be allocated to inventories produced through the remainder of 2005.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Dollars in thousands, except per share amounts)

Note 4. Other Assets

Other assets as of March 31, 2005 and December 31, 2004 are summarized as follows:

	March 31, 2005	December 31, 2004
	(in thousands)
Fish nets, net of amortization	$645	$719
Insurance receivable, net of allowance for doubtful accounts	831	623
Title XI loan origination fee	311	328
Deposits	128	128

Total other assets, net	$1,915	$1,798

Amortization expense for fishing nets amounted to approximately $172,000 and $212,000 for the three months ended March 31, 2005 and 2004, respectively.

The Company carries insurance for certain losses relating to its vessels and Jones Act liability for employees aboard its vessels (collectively, “Vessel Claims Insurance”). The typical Vessel Claims Insurance policy contains an annual aggregate deductible (“AAD”) for which the Company remains responsible, while the insurance carrier is responsible for all applicable amounts which exceed the AAD. It is the Company’s policy to accrue current amounts due and record amounts paid out on each claim. Once payments exceed the AAD, the Company records an insurance receivable for a given policy year, net of allowance for doubtful accounts. As of March 31, 2005 and December 31, 2004 the allowance for doubtful insurance receivable accounts was $2.0 million, respectively.

Note 5. Property and Equipment

Property and equipment at March 31, 2005 and December 31, 2004 are summarized as follows:

	March 31, 2005	December 31, 2004
	(in thousands)
Land	$6,995	$6,995
Plant assets	88,295	88,295
Fishing vessels	85,219	85,219
Furniture and fixtures	2,527	2,527
Construction in progress	13,040	7,273

Total property and equipment	196,076	190,309
Less: accumulated depreciation and impairment	(95,685)	(92,543)

Property and equipment, net	$100,391	$97,766

Depreciation expense for the three months ended March 31, 2005 and 2004 was $3.1 million and $2.6 million, respectively.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Dollars in thousands, except per share amounts)

Note 6. Notes Payable and Long-Term Debt

At March 31, 2005 and December 31, 2004, the Company’s long-term debt consisted of the following:

	March 31, 2005	December 31, 2004
	(in thousands)
U.S. government guaranteed obligations (Title XI loan) collateralized by a first lien on certain vessels and certain plant assets:
Amounts due in installments through 2016, interest from 5.7% to 7.6%	$16,783	$17,171
Amounts due in installments through 2014, interest at Eurodollar rates of 3.0% and 2.03% at March 31, 2005 and December 31, 2004, respectively, plus 4.5%	389	400
Other debt at 7.9% to 7.9% at March 31, 2005 and December 31, 2004, respectively	24	33

Total debt	17,196	17,604
Less current maturities	(1,685)	(1,661)

Long-term debt	$15,511	$15,943

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

In September 2004, the United States Department of Commerce Fisheries Finance Program approved the Company’s financing application in an amount not to exceed $14 million (the “Approval Letter”). Borrowings under the Approval Letter are to be used to finance and/or refinance approximately 73% of the actual depreciable cost of the Company’s future fishing vessels refurbishments and capital expenditures relating to shore-side fishing assets, for a term not to exceed 15 years from inception at interest rates determined by the U.S. Treasury. Final approval for all such future projects requires individual approval through the Secretary of Commerce, National Oceanic and Atmospheric Administration, and National Marine Fisheries Service (“National Marine Fisheries Service”). Borrowings under the United States Department of Commerce Fisheries Finance Program are required to be evidenced by secured agreements, undertakings, and other documents of whatsoever nature deemed by the National Marine Fisheries Service sole discretion, as necessary to accomplish the intent and purpose of the Approval Letter. The Company is required to comply with customary National Marine Fisheries Service covenants as well as certain special covenants. In December 2004, the Company submitted a $4.9 million financing request. The Company expects to receive the $4.9 million financing in June 2005. As of March 31, 2005, the Company had no borrowings outstanding under the Approval Letter.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Dollars in thousands, except per share amounts)

On December 20, 2000 the Company entered into a three-year $20 million revolving credit agreement with Bank of America, N.A. (the “Credit Facility”). Borrowings under this facility may be used for working capital and capital expenditures. On May 19, 2003, the Company amended the existing Credit Facility to among other things, extend the maturity until December 20, 2006, delete certain existing financial covenants and add certain affirmative covenants such as, a Leverage Ratio covenant not to exceed 3 to 1 at any time and a Fixed Charge Coverage Ratio covenant not to be less than 1 as of the end of each month, measured for the twelve-month period then ended. The Company is required to comply with the financial covenants from and after the last day of any month in which the Credit Facility’s availability is less than $3 million on any date or the Credit Facility’s availability averages less than $6 million for any calendar month. A commitment fee of 50 basis points per annum is payable on the unused portion of the Credit Facility. If at any time the Company’s loan outstanding under the Credit Facility is $5 million or greater, the commitment fee on the unused portion will be 25 basis points per annum. Applicable interest is payable at alternative rates of LIBOR plus 2.25% or Prime plus 0%. The applicable interest rate will be adjusted (up or down) prospectively on a quarter basis from LIBOR plus 2.25% to LIBOR plus 2.75% or at the Company’s option, Prime plus 0% to Prime plus 0.25%, depending upon the Fixed Charge Coverage Ratio being greater than 2.5 times to less than or equal to 1.5 times, respectively. The Credit Facility is collateralized by all of the Company’s trade receivables, inventory and equipment. In addition, the Credit Facility does not allow for the payment of cash dividends or stock repurchases and also limits capital expenditures and investments. As of March 31, 2005, the Company had no borrowings outstanding under the Credit Facility. At March 31, 2005 and December 31, 2004, the Company had outstanding letters of credit totaling approximately $2.9 million and $2.7 million, respectively, issued primarily in support of worker’s compensation insurance programs.

Note 7. Accrued Liabilities

Accrued liabilities as of March 31, 2005 and December 31, 2004 are summarized as follows:

	March 31, 2005	December 31, 2004
	(in thousands)
Salary and benefits	$2,346	$4,093
Insurance	3,569	3,340
Taxes, other than income tax	428	179
Trade creditors	2,412	2,556
Other	79	65

Total accrued liabilities	$8,834	$10,233

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Dollars in thousands, except per share amounts)

Note 8. Commitments and Contingencies

Capital Commitments

The Company has entered into a purchase agreement to purchase a 40-acre facility containing office and warehouse space located next to the Company’s Moss Point, Mississippi facility. The proposed purchase price is $1.8 million. The closing of the purchase is contingent on the completion of the Company’s due diligence on the property and is expected to occur in the second quarter of 2005. If the Company acquires the property, the Company estimates that it will spend an additional $2 million during the remainder of 2005 for capital improvements to the property.

Litigation

The Company is defending various claims and litigation arising from its operations. In the opinion of management, and based on advice of, and consultation with, legal counsel, any existing litigation involving the Company will not materially affect its financial condition, cash flows or future results of operations.

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

The Company’s Articles of Incorporation and By-Laws generally require the Company to indemnify its directors and officers to the fullest extent permitted by Nevada law. The Company’s Articles of Incorporation and By-Laws also require the Company to advance expenses to its directors and its officers to the fullest extent permitted by Nevada law upon receipt of an undertaking by or on behalf of such director or officer to repay such amount if it should be ultimately determined that they are not entitled to indemnification by the Company. The Company also has entered into indemnification agreements with all of its directors and certain of its officers which provide for the indemnification and advancement of expenses by the Company. The Company also maintains director and officer liability insurance with respect to liabilities arising out of certain matters, including matters arising under the securities laws. This insurance is subject to limitations, conditions and deductibles set forth in the respective insurance policy.

Purchase Obligation

As of March 5, 2005, the Company had normal purchase commitments for energy usage of approximately $4.5 million, that will be delivered in quantities expected to be used in the normal course of business during the 2005 fishing season.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Dollars in thousands, except per share amounts)

Note 9. Reconciliation of Basic and Diluted Per Share Data (in thousands except per share data)

	Earnings (Numerator)	Shares (Denominator)	Per Share Data
Three Months Ended March 31, 2005
Net earnings	$107

Basic earnings per common share:
Earnings available to common shareholders	$107	24,906	$0.00

Effect of dilutive securities:
Stock options assumed exercised	—	2,079

Diluted earnings per common share:
Earnings available to common shareholders plus stock options assumed exercised	$107	26,985	$0.00

	Earnings (Numerator)	Shares (Denominator)	Per Share Data
Three Months Ended March 31, 2004
Net Earnings	$646

Basic earnings per common share:
Earnings available to common shareholders	$646	24,405	$0.03

Effect of dilutive securities:
Stock options assumed exercised	—	2,597

Diluted earnings per common share:
Earnings available to common shareholders plus stock options assumed exercised	$646	27,002	$0.02

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Dollars in thousands, except per share amounts)

Options to purchase 2,507,000 shares of common stock at exercise prices ranging from $7.76 to $17.25 a per share were outstanding during the three months ended March 31, 2005, but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the shares during that period.

Options to purchase 2,129,800 shares of common stock at exercise prices ranging from $7.86 to $17.25 and were outstanding during the three months ended March 31, 2004, but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the shares during that period.

NOTE 10. Components of Net Periodic Benefit Cost

	For the three months ended March 31,
	(in thousands)
	2005	2004
Service Cost	$—	$—
Interest Cost	364	367
Expected return on plan assets	(350)	(354)
Amortization of prior service costs	—	—
Amortization of net loss	190	161

Net periodic pension cost	$204	$174

As of March 31, 2005, no contributions to the Company’s pension plan have been made and at this point in time, the Company anticipates the fiscal 2005 contribution to be zero due to the enactment of the Pension Funding Equity Act of 2004. No contributions to the pension plan were made during fiscal 2004.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Dollars in thousands, except per share amounts)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking statements in this Form 10-Q, future filings by the Company with the Securities and Exchange Commission (the “Commission”), the Company’s press releases and oral statements by authorized officers of the Company are intended to be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the risks set forth under the caption “Risk Factors and Significant Factors that May Affect Forward-Looking Statements” appearing in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Company believes that forward-looking statements made by it are based on reasonable expectations; however, no assurances can be given that actual results will not differ materially from those contained in such forward-looking statements. Forward-looking statements include statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include the words “estimate,” “project,” “anticipate,” “expect,” “predict,” “assume,” “believe,” “could,” “would,” “hope,” “may,” and similar expressions.

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

Under its patented production process, the Company produces OmegaPure®, a taste-free, odorless refined fish oil which is the only marine source of long-chain Omega-3’s directly affirmed by the U.S. Food and Drug Administration (“FDA”) as a food ingredient that is Generally Recognized as Safe (“GRAS”). See “Company Overview—Products” in Part I Item 1 and 2 of the Company’s Form 10-K Annual Report for the year ended December 31, 2004.

The Company operates four menhaden processing plants: two in Louisiana, one in Mississippi and one in Virginia, as well as a fish oil processing facility also located in Virginia. The four plants have an aggregate annual processing capacity as of December 31, 2004 of 950,000 tons of fish. The Company also completed construction of a new Health and Science Center in Reedville, Virginia in October 2004, which provides 100-metric tons per day fish oil processing capacity. See “Company Overview—Meal and Oil Processing Plants” and “Company Overview—Health and Science Center,” in Part I, Item 1 and 2 of the Company’s Form 10-K Annual Report for the year ended December 31, 2004.

The Company operates through three material subsidiaries: Omega Protein, Inc., Omega Shipyard, Inc. and Omega Protein Mexico, S. de R.L. de C.V. (“Omega Mexico”). Omega Protein, Inc. is the Company’s principal operating subsidiary for its menhaden processing business and is the successor to a business conducted since 1913. Omega Shipyard, Inc. owns a drydock facility in Moss Point, Mississippi, which is used to provide shoreside maintenance for the Company’s fishing fleet and, subject to outside demand and excess capacity, third-party vessels. Revenues from shipyard work for third-party vessels for the three months ended March 31, 2005 and 2004 were not material. Omega Mexico coordinates the Company’s meal and oil sales and purchases in Mexico. The Company also has a number of other immaterial direct and indirect subsidiaries.

OMEGA PROTEIN CORPORATION

Until April 1998, the Company, including its predecessors, was a wholly-owned subsidiary of Zapata Corporation (“Zapata”). In April 1998, the Company completed an initial public offering of its common stock. Zapata currently owns approximately 58% of the Company’s outstanding common stock.

Available Information

The Company files annual, quarterly and current reports and other information with the Securities and Exchange Commission (“SEC”). The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed under the Securities and Exchange Act of 1934 (“Exchange Act”), as well as Section 16 filings by officers and directors, are available free of charge at the Company’s website at www.omegaproteininc.com or at the SEC’s website at www.sec.gov and are posted as soon as reasonably practicable after they are filed with the SEC. The Company will provide a copy of these documents to stockholders upon request. Information on the Company’s website or any other website is not incorporated by reference in this report and does not constitute part of this report.

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

Company Overview

Business. Omega is the largest U.S. producer of protein-rich meal and oil derived from marine sources. The Company’s products are produced from menhaden (a herring-like fish found in commercial quantities), and includes regular grade and value-added specialty fish meals, crude and refined fish oils and fish solubles.

Fishing. The Company’s harvesting season generally extends from May through December on the mid-Atlantic coast and from April through October on the Gulf coast. During the off-season and the first few months of each fishing season, the Company fills purchase orders from the inventory it has accumulated during the previous fishing season or in some cases, by re-selling meal purchased from other suppliers.

During the first quarter of 2005, the Company owned a fleet of 66 fishing vessels and 32 spotter aircraft for use in its fishing operations and also leased additional aircraft where necessary to facilitate operations. During the 2005 fishing season in the Gulf of Mexico, which runs from mid-April through October, the Company plans to operate 31 fishing vessels and 28 spotter aircraft. The fishing area in the Gulf is generally located along the Gulf Coast, with a concentration off the Louisiana and Mississippi coasts. The fishing season along the Atlantic coast begins in early May and usually extends into December. During 2005, the Company plans to operate 10 fishing vessels and 7 spotter aircraft along the mid-Atlantic coast, concentrated primarily in and around Virginia and North Carolina. The remaining fleet of fishing vessels and spotter aircraft are not routinely operated during the fishing season and are back-up to the active fleet, used for other transportation purposes, inactive or in the process of refurbishment in the Company’s shipyard.

OMEGA PROTEIN CORPORATION

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

The fish catch is processed into three general types of products; fish meal, fish oil and fish solubles at the Company’s four operating meal and oil processing plants, two in Louisiana, one in Mississippi and one in Virginia.

The Company’s Health and Science Center located in Virginia provides 100-metric tons per day of fish oil processing capacity. The food-grade facility allows the Company to further refine its fish oil into fish oils of special quality and food grade oils that offer a long-chain Omega-3 content.

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

Markets. The Company’s products are sold both in the U.S. and internationally. The Company’s fish meal is sold primarily to domestic feed producers for utilization as a high-protein ingredient for the swine, aquaculture, dairy and pet food industries. International sales consist mainly of fish oil sales to Norway, Canada, China, Chile and Mexico. The Company’s sales in these foreign markets are denominated in U.S. dollars and are not directly affected by currency fluctuations. Such sales could be adversely affected by changes in demand resulting from fluctuations in currency exchange rates.

Prices for the Company’s products tend to be lower during the fishing season when product is more abundant than in the off-season. Throughout the entire year, prices are significantly influenced by supply and demand in world markets for competing products, particularly other globally produced fish meal and fish oil, as well as other animal proteins and soybean meal for its fish meal products, and vegetable fats and oils for its fish oil products when used as an alternative to vegetable fats and oils. Pricing for the Company’s products has been volatile in the past several years and is attributable mainly to the international availability, or the perceived international availability, of fish meal and fish oil inventories. In an effort to reduce price volatility and to generate higher,

OMEGA PROTEIN CORPORATION

more consistent profit margins, in fiscal 2000 the Company embarked on a quality control program designed to increase its capability of producing higher quality fish meal products and, in conjunction therewith, enhanced it sales efforts to penetrate premium product markets. Since 2000, the Company’s sales volumes of specialty meal products have increased approximately 41%. Future volumetric growth in specialty meal sales will be dependent upon increased harvesting efforts and market demand. Additionally, the Company is attempting to introduce its refined fish oil into the food market. The Company has made sales, which to date have not been material, of its refined fish oil, trademarked OmegaPure®, to food manufacturers in the United States and Canada at prices that provide substantially improved margins over the margins that can be obtained from selling non-refined crude fish oil. The Company cannot estimate, however, the size of the actual domestic or international markets for Omega Pure® or how long it may take to develop these markets.

Part of the Company’s business plan involves expanding its purchase and resale of other manufacturer’s fish meal and fish oil products. The Company initially focused on the purchase and resale of Mexican fish meal and fish oil and revenues generated from these types of transactions. During 2003 and 2004, the Company’s fish catch and resultant product inventories were reduced, primarily due to adverse weather conditions, and the Company further expanded its purchase and resales of other fish meals and oils (primarily Panamanian, Peruvian and Mexican fish meal and U.S. menhaden oil). Although operating margins from these activities are less than the margins typically generated from the Company’s base domestic production, these operations provide the Company with a source of fish meal and oil to sell into other markets where the Company has not historically had a presence. The Company purchased products totaling approximately 15,950 and 17,800 tons, or approximately 37% and 8% of total volume sales, for the quarter ending March 31, 2005 and the fiscal year ended December 31, 2004, respectively. These purchases and resale transactions have been ancillary to the Company’s base manufacturing and sales business.

Historically, approximately 35% to 40% of Omega’s FAQ grade fish meal was sold on a two-to-twelve-month forward contract basis. The balance of FAQ grade fish meal and other products was substantially sold on a spot basis through purchase orders. Due to increasing customer demand for the Company’s specialty meal and crude fish oil, approximately 50% and 43% of its specialty meals and crude fish oil had been sold on a forward contract basis during 2003 and 2004, respectively. The balance of FAQ grade fish meal, specialty meals, crude fish oil and other products was substantially sold on a spot basis. As of March 31, 2005, approximately 80% and 22%, of the Company’s fish meals and crude fish oil have either been sold or sold on a forward contract basis. The Company’s annual revenues are highly dependent on both annual fish catch and inventories and, in addition, inventory is generally carried over from one year to the next year. The Company determines the level of inventory to be carried over based on prevailing market prices of the products and anticipated customer usage and demand during the off-season. Thus, production volume does not necessarily correlate with sales volume in the same year and sales volumes will fluctuate from quarter to quarter. The Company’s fish meal products have a useable life of approximately one year from date of production. Practically, however the Company attempts to empty its warehouses of the previous season’s products by the second or third month of the new fishing season. The Company’s crude fish oil products do not lose efficacy unless exposed to oxygen and, therefore, their storage life typically is longer than that of fish meal.

OMEGA PROTEIN CORPORATION

The following table sets forth the Company’s revenues by product (in millions) and the approximate percentage of total revenues represented thereby, for the indicated periods:

	Three Months Ended March 31,
	2005		2004
	Revenues	Percent	Revenues	Percent
Regular Grade	$4.1	17.2%	$4.3	17.1%
Special Select	9.9	41.6	9.4	37.5
Sea-Lac	4.9	20.6	3.9	15.5
Crude Oil	3.3	13.9	6.0	23.9
Refined Oil	1.1	4.6	1.0	4.0
Fish Solubles	0.5	2.1	0.5	2.0

Total	$23.8	100.0%	$25.1	100.0%

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

OMEGA PROTEIN CORPORATION

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

On September 2, 2004, pursuant to the Title XI program, the United States Department of Commerce approved a financing application made by the Company in the amount of $14 million (the “Approval Letter”). In December 2004, the Company submitted a $4.9 million financing request to be drawn against the $14 million approved financing application. The Company expects to receive approval of the $4.9 million financing request in June 2005. The Company had no borrowings outstanding under the Approval Letter at March 31, 2005. Borrowings under this Title XI program may be used for refurbishment of the Company’s fishing vessels and capital expenditures relating to the Company’s shore-side fishing assets. The Title XI loans are secured by liens on certain of the Company’s fishing vessels and mortgages on the Company’s Reedville, Virginia and Abbeville and Cameron, Louisiana plants.

Omega had an unrestricted cash balance of $27.7 million at March 31, 2005, down $5.1 million from December 31, 2004. This decrease was due primarily to purchases of fish meal to satisfy ongoing customer requirements. The Company’s liquidity is greatly influenced by the selling prices received for its products. Should the Company experience decreased pricing in the future, as it experienced in 1999 and 2000, liquidity would decline and the Company would possibly have to utilize its working capital credit facility. The Company’s long-term debt at March 31, 2005 and December 31, 2004 was $15.5 million and $15.9 million, respectively. Current maturities attributable to the Company’s long-term debt were $1.7 million at both March 31, 2005 and December 31, 2004. The Company did not utilize its working capital credit facility during the first three months of 2005 or 2004 other than for $2.9 million and $2.7 million, respectively, in standby letters of credit primarily used to support Company workers compensation programs. As of March 31, 2005, the Company had $13 million available under its working capital credit facility. The Company has no off-balance sheet arrangements other than normal operating leases and standby letters of credit.

OMEGA PROTEIN CORPORATION

The following table aggregate information about the Company’s contractual cash obligations and other commercial commitments (in thousands) as of March 31, 2005:

	Payments Due by Period
Contractual Cash Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years
Long Term Debt	$17,196	$1,685	$3,670	$3,312	$8,529
Interest	6,301	1,115	1,873	1,364	1,949
Operating Leases	833	290	228	165	150
Minimum Pension Liability	9,049	—	—	—	9,049
Standby Letters of Credit (1)	2,864	2,864	—	—	—
Energy Commitments (2)	4,453	4,453	—	—	—

Total Contractual Cash Obligations	$40,696	$10,407	$5,771	$4,841	$19,677

(1)	As of March 31, 2005, the Company had no outstanding borrowings under the $20 million Credit Facility other than $2.9 million in stand-by letters of credit. In September 2004, the United States Department of Commerce Fisheries Finance Program approved a $14 million financing application (“Approval Letter”) submitted by the Company. As of March 31, 2005, the Company had no borrowings under the Approval Letter. In December 2004, the Company submitted a $4.9 million financing request, and expects to receive approval of the $4.9 million financing request in June 2005.

(2)	As of March 31, 2005, the Company had normal purchase commitments for energy usage of approximately $4.5 million, that will be delivered in quantities expected to be used in the normal course of business during the 2005 fishing season.

Net, operating activities provided cash of approximately $905,000 and $16.4 million for the quarters ended March 31, 2005 and 2004, respectively. The decrease in operating activities is primarily attributable to the change in activities relating to inventory.

Investing activities used $5.8 million and $4.3 million for the quarters ended March 31, 2005 and 2004, respectively. The Company’s investing activities consists mainly of capital expenditures for equipment purchases, replacements, and vessel refurbishments and a fish oil processing facility. The Company anticipates making approximately $12.7 million in capital expenditures in 2005, which will be used to refurbish vessels, plant assets and to repair certain equipment.

Net, financing activities used $191,000 and $311,000 during the quarters ended March 31, 2005 and 2004, respectively. The exercise of stock options provided proceeds of $217,000 and $61,000 for the quarters ended March 31, 2005 and 2004, respectively.

On December 20, 2000, the Company entered into a three-year $20 million revolving credit agreement with Bank of America, N.A. (the “Credit Facility”). Borrowings under this facility may be used for working capital and capital expenditures. On May 19, 2003, the Company amended the existing Credit Facility to among other things, extend the maturity until December 20, 2006, delete certain existing financial covenants and added certain affirmative covenants such as, a Leverage Ratio covenant not to exceed 3 to 1 at any time and a Fixed Charge Coverage Ratio covenant not to be less than 1 to 1 as of the end of each month, measured for the twelve-month period then ended.

OMEGA PROTEIN CORPORATION

The Company is required to comply with the financial covenants from and after the last day of any month in which the Credit Facility’s availability is less than $3,000,000 on any date, or the Credit Facility’s availability averages less than $6,000,000 for any calendar month. A commitment fee of 50 basis points per annum is payable on the unused portion of the Credit Facility. If at any time the Company’s loan outstanding under the Credit Facility is $5 million or greater, the commitment fee on the unused portion will be 25 basis points per annum. Applicable interest is payable at alternative rates of LIBOR plus 2.25% or Prime plus 0%. The applicable interest rate shall be adjusted (up or down) prospectively on a quarterly basis from LIBOR plus 2.25% to LIBOR plus 2.75% or, at the Company’s option, Prime plus 0% to Prime plus 0.25%, depending upon the Fixed Charge Coverage Ratio being greater than 2.5 times to less than or equal to 1.5 times, respectively. The Credit Facility is collateralized by all of the Company’s trade receivables, inventory and equipment. In addition, the Credit Facility does not allow for the payment of cash dividends or stock repurchases and also limits capital expenditures and investments. The Company was in compliance with the Credit Facility covenants at March 31, 2005. As of March 31, 2005, the Company had no cash borrowings outstanding under the Credit Facility other than $2.9 million in stand-by letters of credit. The Company had $13 million available under the Credit Facility at March 31, 2005.

In September 2004, the United States Department of Commerce Fisheries Finance Program approved the Company’s financing application in an amount not to exceed $14 million (the “Approval Letter”). Borrowings under the Approval Letter are to be used to finance and/or refinance approximately 73% of the actual depreciable cost of the Company’s future fishing vessel refurbishments and capital expenditures relating to shore-side fishing assets, for a term not to exceed 15 years from inception at interest rates determined by the U.S. Treasury. Final approval for all such future projects requires individual approval through the Secretary of Commerce, National Oceanic and Atmospheric Administration, and National Marine Fisheries Service (“National Marine Fisheries Service”). Borrowings under the United States Department of Commerce Fisheries Finance Program are required to be evidenced by secured agreements, undertakings, and other documents of whatsoever nature deemed by the National Marine Fisheries Service’s sole discretion, as necessary to accomplish the intent and purpose of the Approval Letter. The Company is required to comply with customary National Marine Fisheries Service covenants as well as certain special covenants. In December 2004, the Company submitted a $4.9 million financing request. The Company expects to receive the $4.9 million financing request in June of 2005. As of March 31, 2005, the Company had no borrowings outstanding under the Approval Letter.

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

OMEGA PROTEIN CORPORATION

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

The Company believes that the existing cash, cash equivalents, short-term investments and funds available through its Credit Facility will be sufficient to meet its working capital and capital expenditure requirements through at least the end of 2005.

OMEGA PROTEIN CORPORATION

Overview of Critical Accounting Policies and Estimates

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

Results of Operations

The following table sets forth as a percentage of revenues certain items of the Company’s operations for each of the indicated periods.

	Three Months Ended March 31,
	2005	2004
Revenues	100.0%	100.0%
Cost of sales	87.2	85.3

Gross profit	12.8	14.7
Selling, general and administrative expense	11.7	9.9

Operating income	1.1	4.8
Interest income	0.6	0.6
Interest expense	(1.1)	(1.3)
Other expense, net	(0.2)	(0.2)

Income before income taxes	0.4	3.9
Provision for income taxes	0.0	1.3

Net income	0.4%	2.6%

OMEGA PROTEIN CORPORATION

Interim Results for the First Quarters ended March 31, 2005 and March 31, 2004

Revenues. Revenues decreased $1.3 million or 5.2% for the quarter ended March 31, 2005 as compared to the quarter ended March 31, 2004. The decrease was primarily due to an 11.4% decrease in sales volumes partially offset by 7.4% increase in sales price, of the Company’s fish meal and fish oil sales activity. The Company experienced a $3.0 million decrease in revenues due to reduced sales volumes offset by a $1.6 million increase in revenues due to higher sales prices for its fish meal and fish oil.

Cost of Sales. Cost of sales, including depreciation and amortization, for the current quarter ended March 31, 2005 was $20.8 million, a decrease from $21.4 million for the quarter ended March 31, 2004. Cost of sales as a percentage of revenues increased 1.8% to 87.2% for the quarter ended March 31, 2005 as compared to the corresponding period in 2004. The increase in cost of sales as a percentage of revenues was primarily due to higher fiscal 2004 costs of production due to reduced fish catch, brought about by adverse weather conditions along the Atlantic Coast and in the Gulf of Mexico, combined with lower oil yields for the Gulf of Mexico fish.

Gross Profit. Gross profit margins decreased 16.8% from a $3.7 million gross profit in the quarter ended March 31, 2004 as compared to $3.1 million in the current quarter ended March 31, 2005. The decrease in gross profit margins was primarily due to higher cost inventories carried forward from fiscal 2004, offset by increased sales prices.

Selling, general and administrative expenses. Selling, general, and administrative expenses increased $316,000 from $2.5 million in the first quarter ended March 31, 2004 compared to $2.8 million for the current quarter ended March 31, 2005. This increase was attributable primarily to increased consulting expenditures related to the Company’s governmental relations program and Sarbanes-Oxley Act Section 404 compliance efforts.

Operating income. As a result of the factors discussed above, the Company’s operating income decreased $0.9 million or 77.1% from an operating income $1.2 million for the quarter ended March 31, 2004 to an operating income of $0.3 million for the quarter ended March 31, 2005. As a percentage of revenues, operating income decreased 3.7% for the current quarter ended March 31, 2005.

Interest expense. Interest expense decreased $64,000 for the current quarter ended March 31, 2005 as compared to the quarter ended March 31, 2004. The decrease in interest expense was primarily due to the decreased Title XI loan balance and interest of approximately $41,000 which was capitalized in conjunction with the construction of certain fixed assets during the current quarter ended March 31, 2005, as compared to the quarter ended March 31, 2004.

Other expense, net. Other expense, net decreased $17,000 in the current quarter ended March 31, 2005 as compared to the quarter ended March 31, 2004. The decrease was primarily due to a decrease in line of credit commitment fees in the quarter ended March 31, 2005.

OMEGA PROTEIN CORPORATION

Provision for income taxes. The Company recorded a $9,000 provision for income taxes for the first quarter of 2005 representing an effective tax rate of 8% for income taxes. The effective tax rate for 2005 was reduced below the statutory rate due mainly to a state income tax benefit on current year pre-tax income and the partial exclusion of income on foreign sales. The provision for income taxes for the corresponding period reflected an effective tax rate of 33%. The increased effective tax rate for the 2004 period is due to the Company not recognizing any extraterritorial income tax benefit due to the then congressional discussions aimed towards eliminating the benefit. The Company believes that it is more probable than not that the recorded estimated deferred tax asset will be realized. The statutory tax rate of 34% for U.S. federal taxes was in effect for the quarters ended March 31, 2005 and 2004.

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

5.	The Company may undertake acquisitions that are unsuccessful and the Company’s inability to control the inherent risks of acquiring businesses could adversely affect its business, results of operations and financial condition operations. In the future the Company may undertake acquisitions of other businesses, located either in the United States or in other countries, although there can be no assurances that this will occur. There can be no assurance that the Company will be able (i) to identify and acquire acceptable acquisition candidates on favorable terms, (ii) to profitably manage future businesses it may acquire, or (iii) to successfully integrate future businesses it may acquire without substantial costs, delays or other problems. Any of these outcomes could have a material adverse effect on the Company’s business, results of operations and financial condition.

6.	The Company’s failure to comply with federal U.S. citizenship ownership requirements may prevent it from harvesting menhaden in the U.S. jurisdictional waters. The Company’s harvesting operations are subject to the Shipping Act of 1916 and the regulations promulgated thereunder by the Department of Transportation, Maritime Administration which require, among other things, that the Company be incorporated under the laws of the U.S. or a state, the Company’s chief executive officer be a U.S. citizen, no more of the Company’s directors be non-citizens than a minority of a number necessary to constitute a quorum and at least 75% of the Company’s outstanding capital stock (including a majority of its voting capital stock) be owned by U.S. citizens. If the Company fails to observe any of these requirements, the Company will not be eligible to conduct its harvesting activities in U.S. jurisdictional waters. Such a lost of eligibility would have a material adverse effect on the Company’s business, results of operations and financial condition.

7.	The Company may not be able to recruit, train and retain qualified marine personnel in sufficient numbers. The Company’s business is dependent on its ability to recruit, train and retain qualified marine personnel in sufficient numbers such as vessel captains, vessel engineers and other crewmembers. To the extent that the Company is not successful in recruiting, training and retaining these employees in sufficient numbers, its productivity may suffer. If the Company were unable to secure a sufficient number of workers during periods of peak employment, the lack of personnel could have an adverse effect on the Company’s business, results of operations and financial condition.

Investment Risks. Investment risks specifically related to the Company’s common stock include:

1.	The Company’s market liquidity for its common stock is relatively low. As of March 31, 2005, the Company had 24,958,609 shares of common stock outstanding. The average daily trading volume in the Company’s common stock during the three month period ending March 31, 2005 was approximately 22,900 shares. Although a more active trading market may develop in the future, the limited market liquidity for the Company’s stock could affect a stockholder’s ability to sell at a price satisfactory to that stockholder.

2.	If significant shares eligible for future sale are sold, the result could depress the Company’s stock price by increasing the supply of shares in the market at a time when demand may be limited. As of March 31, 2005, the Company had approximately 25.0 million shares of common stock outstanding, as well as stock options to purchase approximately 4.9 million shares of common stock. Of these options, approximately 4.5 million were exercisable at March 31, 2005. In addition, certain of the Company’s officers and directors have entered into Rule 10b5-1 sales plans with brokers unaffiliated with the Company whereby they have committed to sell automatically and without discretion a predetermined number of shares of Company common stock over a period of time according to their own individual criteria. To the extent that the above stock options are exercised or the above shares are sold, it is possible that the increase in the number of the Company’s outstanding shares could adversely affect the price for the Company’s common stock.

3.	The Company is controlled by a principal stockholder. Zapata Corporation, a publicly traded company, owns approximately 58% of the Company’s common stock. As a result, Zapata has the ability to elect all the members of the Company’s Board of Directors and otherwise control the management and affairs of the Company. Zapata’s ownership will make an unsolicited acquisition of the Company’s common stock more difficult, and could discourage certain types of transactions in which holders of Company common stock might otherwise receive a premium for their shares over current market prices. In addition, because of Zapata’s majority ownership, the Company is a “controlled company” under the New York Stock Exchange corporate governance guidelines and accordingly, is exempt from certain of the NYSE corporate governance requirements.

4.	The Company’s Articles of Incorporation and Bylaws, Nevada Law, and Federal Law have provisions that discourage corporate takeovers and could prevent stockholders from realizing a premium on their investment. Certain provisions of the Company’s Articles of Incorporation and Bylaws, as well as the Nevada Corporation Law, to which the Company is subject, could delay or frustrate the removal of incumbent directors and could make difficult a merger, tender offer or proxy contest involvement the Company, even if such events could be viewed as beneficial by its stockholders. The Company’s Board of Directors is empowered to issue preferred stock in one or more series without stockholder action. Any issuance of this blank-check preferred stock could materially limit the rights of holders of the Company’s common stock and render more difficult or discourage an attempt to obtain control of the Company by means of a tender offer, merger, proxy contest or otherwise. In addition, the Articles of Incorporation and Bylaws contain a number of provisions which could impede a takeover or change in control of the Company, including, among other things, staggered terms for members of its Board of Directors, the requiring of two-thirds vote of stockholders to amend certain provisions of the Articles of Incorporation or the inability, after Zapata no longer owns a majority of the Company’s common stock, to take action by written consent or to call special stockholder meetings. Certain provisions of the Nevada Corporation Law could also discourage takeover attempts that have not been approved by the Company’s Board of Directors. In addition, federal law requires that at least 75% of the Company’s outstanding capital stock be owned by U.S. citizens which will discourage takeover attempts by potential foreign purchasers.

5.	The Company has not paid dividends and does not expect to pay dividends in the near future. The Company has never declared or paid any cash dividends on its common stock since it became a public company in April 1998 and has no intention to do so in the near future. Any determination as to payment of dividends will be made at the discretion of the Company’s Board of Directors and will depend upon the Company’s operating results, financial condition, capital requirements, general business conditions and such other factors that the Board of Directors deems relevant. In addition, the payment of cash dividends is not permitted by the terms of the Company’s revolving credit agreement with Bank of America, N.A.

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

Based on and as of the date of that evaluation, the Company’s CEO and CFO have concluded that (i) the Company’s disclosure controls and procedures are designed to ensure that information required to be discussed by the Company in the reports that the Company files or submits to the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure, and (ii) that the Company’s disclosure controls and procedures are effective.

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

(b) Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

OMEGA PROTEIN CORPORATION

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description of Exhibit
31.1	Rule 13a-14(a)/15(d)-14(a) Certification for Chief Executive Officer.

31.2	Rule 13a-14(a)/15(d)-14(a) Certification for Chief Financial Officer.

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Chief Executive Officer.

32.2	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMEGA PROTEIN CORPORATION (Registrant)

April 28, 2005	By:	/s/ ROBERT W. STOCKTON
(Executive Vice President, Chief Financial Officer)