Form 10-Q
period 2005-06-30
OMEGA PROTEIN CORP
filed 2005-07-29
CIK 1053650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Number of shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, on July 21, 2005: 24,975,909.

OMEGA PROTEIN CORPORATION

PART I. FINANCIAL INFORMATION

OMEGA PROTEIN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

(Dollars in thousands, except per share amounts)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements and Notes

	June 30, 2005	December 31, 2004
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$15,457	$32,757
Receivables, net	13,279	14,025
Amounts due from majority owner	105	105
Inventories	56,846	40,442
Prepaid expenses and other current assets	2,254	1,515

Total current assets	87,941	88,844

Other assets	1,967	1,798
Deferred tax assets, net	1,715	1,754
Property and equipment, net	102,668	97,766

Total assets	$194,291	$190,162

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$1,704	$1,661
Accounts payable	1,995	2,529
Accrued liabilities	14,078	10,233
Deferred tax liabilities, net	1,285	1,284

Total current liabilities	19,062	15,707

Long-term debt	15,079	15,943
Pension liabilities, net	9,253	8,845

Total liabilities	43,394	40,495

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 10,000,000 shares; none issued	—	—
Common stock, $0.01 par value; authorized 80,000,000 shares; 25,389,009 and 25,258,309 shares issued and 24,975,909 and 24,845,209 shares outstanding at June 30, 2005 and December 31, 2004, respectively	254	253
Capital in excess of par value	116,254	115,803
Retained earnings	43,205	42,439
Accumulated other comprehensive loss	(6,781)	(6,793)
Common stock in treasury, at cost – 413,100 shares	(2,035)	(2,035)

Total stockholders’ equity	150,897	149,667

Total liabilities and stockholders’ equity	$194,291	$190,162

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OMEGA PROTEIN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands, except per share amounts)
Revenues	$27,510	$26,456	$51,341	$51,512
Cost of sales	23,693	21,063	44,468	42,445

Gross profit	3,817	5,393	6,873	9,067
Selling, general, and administrative expense	2,957	2,418	5,735	4,880
Loss on disposal of assets	96	4	96	4

Operating income	764	2,971	1,042	4,183
Interest income	190	137	333	280
Interest expense	(242)	(320)	(508)	(650)
Other income (expense), net	230	(47)	191	(103)

Income before income taxes	942	2,741	1,058	3,710
Provision for income taxes	283	914	292	1,237

Net income	659	1,827	766	2,473
Other comprehensive income:
Foreign currency translation adjustment, net of tax benefit	13	(16)	12	(15)

Comprehensive income	$672	$1,811	$778	$2,458

Basic earnings per share	$0.03	$0.07	$0.03	$0.10

Weighted average common shares outstanding	24,968	24,431	24,937	24,418

Diluted earnings per share	$0.03	$0.07	$0.03	$0.09

Weighted average common shares and common share equivalents outstanding	26,307	26,507	26,383	26,425

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OMEGA PROTEIN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in thousands, except per share amounts)

	Six Months Ended June 30,
	2005	2004
	(in thousands)
Cash flows (used in) provided by operating activities:
Net income	$766	$2,473
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	6,661	5,629
Loss on sale of assets, net	96	4
Provision for losses on receivables	15	15
Deferred income taxes	292	1,237
Changes in assets and liabilities:
Receivables	731	5,939
Amounts due from majority owner	—	(1)
Inventories	(16,405)	(1,486)
Prepaid expenses and other current assets	(739)	(249)
Other assets	(548)	(1,280)
Accounts payable	(535)	(2,133)
Accrued liabilities	3,846	2,904
Pension liabilities, net	408	348
Other, net	(64)	27

Total adjustments	(6,242)	10,954

Net cash (used in) provided by operating activities	(5,476)	13,427

Cash flows used in investing activities:
Proceeds from disposition of assets	339	62
Gain on involuntary conversion	(307)	—
Capital expenditures	(11,312)	(12,640)

Net cash used in investing activities	(11,280)	(12,578)

Cash flows used in financing activities:
Principal payments of long-term debt obligations	(821)	(771)
Proceeds from stock options exercised	265	188

Net cash used in financing activities	(556)	(583)

Effect of exchange rate changes on cash and cash equivalents	12	(15)

Net (decrease) increase in cash and cash equivalents	(17,300)	251

Cash and cash equivalents at beginning of year	32,757	35,374

Cash and cash equivalents at end of period	$15,457	$35,625

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OMEGA PROTEIN CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share amounts)

	Common Stock		Capital Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock Amount	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2004	25,259	$253	$115,803	$42,439	$(6,793)	$(2,035)	$149,667
Issuance of common stock	130	1	200	—	—	—	201
Tax benefit from exercise of stock options			251	—	—	—	251
Comprehensive income:
Net income	—	—	—	766	—	—	766
Other comprehensive income:
Foreign currency translation adjustment, net of tax benefit	—	—	—	—	12	—	12

Total comprehensive income	—	—	—	766	12	—	778

Balance at June 30, 2005	25,389	$254	$116,254	$43,205	$(6,781)	$(2,035)	$150,897

The accompanying notes are in integral part of the consolidated financial statements.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Significant Accounting Policies

Summary Of Operations And Basis Of Presentation

Business Description

Omega Protein Corporation (“Omega” or the “Company”) produces and markets a variety of products produced from menhaden (a herring-like species of fish found in commercial quantities in the U.S. coastal waters of the Atlantic Ocean and Gulf of Mexico), including regular grade and value-added specialty fish meals, crude and refined fish oils and fish solubles. The Company’s fish meal products are primarily used as a protein ingredient in animal feed for swine, cattle, aquaculture and household pets. Fish oil is utilized for animal and aquaculture feeds, industrial applications, as well as for additives to human food products and dietary supplements. The Company’s fish solubles are sold primarily to livestock feed manufacturers, aquaculture feed manufacturers and for use as an organic fertilizer.

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

In the opinion of management the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary for a fair statement of the Company’s consolidated financial position as of June 30, 2005, and the results of its operations and its cash flows for the six-month periods ended June 30, 2005 and 2004. Operating results for the three and six-month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

Consolidation

The consolidated financial statements include the accounts of Omega and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company has reclassified certain amounts previously reported to conform with the presentation at June 30, 2005.

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

Replacements and major improvements are capitalized; maintenance and repairs are charged to expense as incurred. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from the accounts. Any resulting gains or losses are included in the statement of operations. The Company capitalizes interest as part of the acquisition cost of a qualifying asset. Interest is capitalized only during the period of time required to complete and prepare the asset for its intended use. The Company capitalized approximately $54,000 and $95,000 of interest during the three and six-month periods ended June 30, 2005, respectively. The Company did not capitalize interest during the three and six-month periods ended June 30, 2004.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Pension Plans

Annual costs of pension plans are determined actuarially based on SFAS No. 87, “Employers’ Accounting for Pensions.” The Company’s policy is to fund U.S. pension plans at amounts not less than the minimum requirements of the Employee Retirement Income Security Act of 1974 and generally for obligations under its foreign plans to deposit funds with trustees under insurance policies. The Company applies the disclosure requirements of revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” for its pensions and other postretirement benefit plans.

In 2002, the Board of Directors authorized a plan to freeze the Company’s pension plan in accordance with ERISA rules and regulations so that new employees, hired after July 31, 2002, will not be eligible to participate in the pension plan and further benefits will no longer accrue for existing participants. The freezing of the pension plan had the effect of vesting all existing participants in their pension benefits in the plan.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and minimum pension liability adjustments. The Company presents comprehensive income in its consolidated statements of stockholders’ equity. The change in equity for minimum pension liability adjustment results from an increase in the minimum pension liability and an increase in prepaid pension cost presented net of tax.

The components of other comprehensive loss, included in shareholder’s equity are as follows:

	June 30, 2005	December 31, 2004
	(in thousands)
Cumulative Translation Adjustments	$(31)	$(43)
Minimum Pension Liability Adjustments	(6,750)	(6,750)

Accumulated Other Comprehensive Loss	$(6,781)	$(6,793)

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

At June 30, 2005 and December 31, 2004, the Company had cash deposits concentrated primarily in one major bank. In addition, the Company had Certificates of Deposit and commercial quality grade investments A2P2 rated or better with companies and financial institutions. As a result of the foregoing, the Company believes that credit risk in such investments is minimal.

Earnings per Share

Basic earnings per common share was computed by dividing net earnings by the weighted average number of common shares outstanding during the reporting period. Diluted EPS reflects the dilution that could occur if securities or contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted earnings per common share was computed by dividing net earnings by the sum of the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if the dilutive potential common shares (in this case, exercise of the Company’s employee stock options) had been issued during each period as discussed in Note 9.

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

Stock-Based Compensation

At June 30, 2005, the Company had a stock-based employee compensation plan. The Company accounts for this plan under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FASB Statement No. 123.” No compensation cost related to stock options is reflected in net earnings, as all options granted under this plan had an exercise price equal to or greater than the fair value of the underlying common stock on the grant date. The FASB issued SFAS No. 123R in December 2004, which is effective for the Company in the first quarter of fiscal year 2006. The Company is evaluating the impact of its adoption on its financial statements. The following table illustrates the effect on net earnings and net earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

On May 5, 2005, the Company accelerated the vesting of all unvested, out-of-the-money, explicit service period stock options granted under the Company’s 2000 Long-Term Incentive Plan. The purpose of accelerating vesting was to eliminate future compensation expense that the Company would otherwise recognize in its Statement of Operations with respect to these accelerated stock options upon the adoption by the Company of SFAS No. 123R. As of June 30, 2005, the Company had not recognized any expense relating to the acceleration of vesting. A stock option was considered “out-of-the-money” if the stock option exercise price was greater than $6.04 which was the closing price of the Company’s common stock on the New York Stock Exchange on May 5, 2005. As a result of this action, stock options to purchase 390,000 shares of the Company’s common stock became immediately exercisable. The vesting created a modification of stock options; however, there was no impact on the fair value of the options. The weighted average exercise price of all the accelerated stock options was $9.98.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

For purposes of pro forma disclosures, the estimated fair value of stock options is assumed to be amortized to expense over the stock options’ vesting periods. The pro forma effects of recognizing compensation expense under the fair value method on net income and net earnings per common share for the three and six-month periods ended June 30, 2005 and 2004, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
	2005	2004	2005	2004
Net earnings	$659	$1,827	$766	$2,473
Total stock-based employee compensation determined under fair value-based method, net tax	(1,035)	(150)	(1,174)	(229)

Pro forma net earnings (loss)	$(376)	$1,677	$(408)	$2,244

Net earnings (loss) per common share:
Basic – as reported	$0.03	$0.07	$0.03	$0.10

Basic – pro forma	$(0.02)	$0.07	$(0.02)	$0.09

Net earnings (loss) per common share:
Diluted – as reported	$0.03	$0.07	$0.03	$0.09

Diluted – pro forma	$(0.01)	$0.06	$(0.02)	$0.08

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Note 2. Accounts Receivable

Accounts receivable as of June 30, 2005 and December 31, 2004 are summarized as follows:

	June 30, 2005	December 31, 2004
	(in thousands)
Trade	$12,045	$12,161
Insurance	904	1,242
Employee	66	25
Income tax	356	722
Other	83	35

Total accounts receivable	13,454	14,185
Less: allowance for doubtful accounts	(175)	(160)

Receivables, net	$13,279	$14,025

Note 3. Inventory

The major classes of inventory as of June 30, 2005 and December 31, 2004 are summarized as follows:

	June 30, 2005	December 31, 2004
	(in thousands)
Fish meal	$17,222	$18,693
Fish oil	15,665	11,118
Fish solubles	558	509
Unallocated inventory cost pool (including off-season costs)	18,397	5,794
Other materials & supplies	5,004	4,328

Total inventory	$56,846	$40,442

Inventory at June 30, 2005 and December 31, 2004 is stated at the lower of cost or market. The elements of unallocated inventory cost pool include plant and vessel related labor, utilities, rent, repairs and depreciation, to be allocated to inventories produced through the remainder of 2005.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Note 4. Other Assets

Other assets as of June 30, 2005 and December 31, 2004 are summarized as follows:

	June 30, 2005	December 31, 2004
	(in thousands)
Fish nets, net of amortization	$865	$719
Insurance receivable, net of allowance for doubtful accounts	678	623
Title XI loan origination fee	296	328
Deposits	128	128

Total other assets, net	$1,967	$1,798

Amortization expense for fishing nets amounted to approximately $173,000, $369,000, $345,000 and $581,000 for the three and six-months ended June 30, 2005 and 2004, respectively.

The Company carries insurance for certain losses relating to its vessels and Jones Act liability for employees aboard its vessels (collectively, “Vessel Claims Insurance”). The typical Vessel Claims Insurance policy contains an annual aggregate deductible (“AAD”) for which the Company remains responsible, while the insurance carrier is responsible for all applicable amounts which exceed the AAD. It is the Company’s policy to accrue current amounts due and record amounts paid out on each claim. Once payments exceed the AAD, the Company records an insurance receivable for a given policy year, net of allowance for doubtful accounts. As of June 30, 2005 and December 31, 2004, the allowance for doubtful insurance receivable accounts was $2.0 million, respectively.

Note 5. Property and Equipment

Property and equipment at June 30, 2005 and December 31, 2004 are summarized as follows:

	June 30, 2005	December 31, 2004
	(in thousands)
Land	$7,273	$6,995
Plant assets	90,558	88,295
Fishing vessels	86,485	85,219
Furniture and fixtures	2,527	2,527
Construction in progress	14,389	7,273

Total property and equipment	201,232	190,309
Less: accumulated depreciation and impairment	(98,564)	(92,543)

Property and equipment, net	$102,668	$97,766

Depreciation expense for the three and six-months ended June 30, 2005 and 2004 was $3.1 million, $2.4 million, $6.3 million and $5.0 million, respectively.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Note 6. Notes Payable and Long-Term Debt

At June 30, 2005 and December 31, 2004, the Company’s long-term debt consisted of the following:

	June 30, 2005	December 31, 2004
	(in thousands)
U.S. government guaranteed obligations (Title XI loan) collateralized by a first lien on certain vessels and certain plant assets:
Amounts due in installments through 2016, interest from 5.7% to 7.6%	$16,388	$17,171
Amounts due in installments through 2014, interest at Eurodollar rates of 3.93% and 2.03% at June 30, 2005 and December 31, 2004, respectively, plus 4.5%	380	400
Other debt at 7.9% at June 30, 2005 and December 31, 2004	15	33

Total debt	16,783	17,604
Less current maturities	(1,704)	(1,661)

Long-term debt	$15,079	$15,943

The Company received $20.6 million in loans under the Title XI program. The Title XI loans are secured by liens on certain of the Company’s fishing vessels and mortgages on the Company’s Reedville, Virginia and Abbeville, Louisiana plants. Loans are now available under similar terms pursuant to the Title XI program without intervening lenders.

On October 1, 2003, pursuant to the Title XI program, the United States Department of Commerce approved the fiscal 2003 financing application made by the Company in the amount of $5.3 million. The Company closed on the $5.3 million Title XI loan on December 30, 2003.

In September 2004, the United States Department of Commerce Fisheries Finance Program approved the Company’s financing application in an amount not to exceed $14 million (the “Approval Letter”). Borrowings under the Approval Letter are to be used to finance and/or refinance approximately 73% of the actual depreciable cost of the Company’s future fishing vessels refurbishments and capital expenditures relating to shore-side fishing assets, for a term not to exceed 15 years from inception at interest rates determined by the U.S. Treasury. Final approval for all such future projects requires individual approval through the Secretary of Commerce, National Oceanic and Atmospheric Administration, and National Marine Fisheries Service (“National Marine Fisheries Service”). Borrowings under the United States Department of Commerce Fisheries Finance Program are required to be evidenced by secured agreements, undertakings, and other documents of whatsoever nature deemed by the National Marine Fisheries Service sole discretion, as necessary to accomplish the intent and purpose of the Approval Letter. The Company is required to comply with customary National Marine Fisheries Service covenants as well as certain special covenants. In December 2004, the Company submitted a $4.9 million financing request. The Company expects to receive the $4.9 million financing in the third quarter of 2005. As of June 30, 2005, the Company had no borrowings outstanding under the Approval Letter.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

On December 20, 2000 the Company entered into a three-year $20 million revolving credit agreement with Bank of America, N.A. (the “Credit Facility”). Borrowings under this facility may be used for working capital and capital expenditures. On May 19, 2003, the Company amended the existing Credit Facility to among other things, extend the maturity until December 20, 2006, delete certain existing financial covenants and add certain affirmative covenants such as, a Leverage Ratio covenant not to exceed 3 to 1 at any time and a Fixed Charge Coverage Ratio covenant not to be less than 1 as of the end of each month, measured for the twelve-month period then ended. The Company is required to comply with the financial covenants from and after the last day of any month in which the Credit Facility’s availability is less than $3 million on any date or the Credit Facility’s availability averages less than $6 million for any calendar month. A commitment fee of 50 basis points per annum is payable on the unused portion of the Credit Facility. If at any time the Company’s loan outstanding under the Credit Facility is $5 million or greater, the commitment fee on the unused portion will be 25 basis points per annum. Applicable interest is payable at alternative rates of LIBOR plus 2.25% or Prime plus 0%. The applicable interest rate will be adjusted (up or down) prospectively on a quarter basis from LIBOR plus 2.25% to LIBOR plus 2.75% or at the Company’s option, Prime plus 0% to Prime plus 0.25%, depending upon the Fixed Charge Coverage Ratio being greater than 2.5 times to less than or equal to 1.5 times, respectively. The Credit Facility is collateralized by all of the Company’s trade receivables, inventory and equipment. In addition, the Credit Facility does not allow for the payment of cash dividends or stock repurchases and also limits capital expenditures and investments. The Credit Facility was amended on July 26, 2005 to increase the annual limitation on capital expenditures from $11.0 million to $16.5 million for the fiscal year ending December 31, 2005. As of June 30, 2005, the Company had no borrowings outstanding under the Credit Facility. At June 30, 2005 and December 31, 2004, the Company had outstanding letters of credit totaling approximately $2.9 million and $2.7 million, respectively, issued primarily in support of worker’s compensation insurance programs.

Note 7. Accrued Liabilities

Accrued liabilities as of June 30, 2005 and December 31, 2004 are summarized as follows:

	June 30, 2005	December 31, 2004
	(in thousands)
Salary and benefits	$5,766	$4,093
Insurance	3,232	3,340
Taxes, other than income tax	726	179
Trade creditors	4,309	2,556
Other	45	65

Total accrued liabilities	$14,078	$10,233

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Note 8. Commitments and Contingencies

Capital Commitments

In May 2005, the Company closed on the purchase of the previously reported 40-acre facility containing office and warehouse space located next to the Company’s Moss Point, Mississippi facility. The purchase price was $1.8 million.

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

Purchase Obligation

As of June 30, 2005, the Company had normal purchase commitments for energy usage of approximately $2.5 million, that will be delivered in quantities expected to be used in the normal course of business during the 2005 fishing season.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Note 9. Reconciliation of Basic and Diluted Per Share Data (in thousands except per share data)

Three Months Ended June 30, 2005	Earnings (Numerator)	Shares (Denominator)	Per Share Data
Net earnings	$659

Basic earnings per common share:
Earnings available to common shareholders	$659	24,968	$0.03

Effect of dilutive securities:
Stock options assumed exercised	—	1,339

Diluted earnings per common share:
Earnings available to common shareholders plus stock options assumed exercised	$659	26,307	$0.03

Three Months Ended June 30, 2004	Earnings (Numerator)	Shares (Denominator)	Per Share Data
Net Earnings	$1,827

Basic earnings per common share:
Earnings available to common shareholders	$1,827	24,431	$0.07

Effect of dilutive securities:
Stock options assumed exercised	—	2,076

Diluted earnings per common share:
Earnings available to common shareholders plus stock options assumed exercised	$1,827	26,507	$0.07

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Six Months Ended June 30, 2005	Earnings (Numerator)	Shares (Denominator)	Per Share Data

Net earnings	$766

Basic earnings per common share:
Earnings available to common shareholders	$766	24,937	$0.03

Effect of dilutive securities:
Stock options assumed exercised	—	1,446

Diluted earnings per common share:
Earnings available to common shareholders plus stock options assumed exercised	$766	26,383	$0.03

Six Months Ended June 30, 2004	Earnings (Numerator)	Shares (Denominator)	Per Share Data

Net Earnings	$2,473

Basic earnings per common share:
Earnings available to common shareholders	$2,473	24,418	$0.10

Effect of dilutive securities:
Stock options assumed exercised	—	2,007

Diluted earnings per common share:
Earnings available to common shareholders plus stock options assumed exercised	$2,473	26,425	$0.09

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Options to purchase 2,507,000 and 2,527,000 shares of common stock at exercise prices ranging from $7.76 to $17.25 and $6.44 to $17.25 per share were outstanding during the three and six-months ended June 30, 2005, respectively, but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the shares during that period.

Options to purchase 2,057,800 shares of common stock at exercise prices ranging from $9.32 to $17.25 per share were outstanding during the three and six-months ended June 30, 2004, but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the shares during that period.

NOTE 10. Components of Net Periodic Benefit Cost

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Service cost	$—	$—	$—	$—
Interest cost	364	367	728	734
Expected return on plan assets	(350)	(354)	(700)	(708)
Amortization of prior service costs	—	—	—	—
Amortization of net loss	190	161	380	322

Net periodic pension cost	$204	$174	$408	$348

As of June 30, 2005, no contributions to the Company’s pension plan have been made and at this point in time, the Company anticipates the fiscal 2005 contribution to be zero due to the enactment of the Pension Funding Equity Act of 2004. No contributions to the pension plan were made during fiscal 2004.

NOTE 11. Involuntary Conversion

In August, 2004, a fire damaged a piece of equipment at the Company’s plant in Cameron, Louisiana. Insurance coverage for the loss provided for reimbursement of replacement value for the equipment damaged in the fire. As of June 30, 2005, the Company received $170,000 of the insurance proceeds and $145,000 was recorded in accounts receivable – other account. For the six-month period ended June 30, 2005, the net gain on involuntary conversion of approximately $307,000 was included in other income (expense), net, representing insurance proceeds received and receivable in excess of costs incurred.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

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

The Company produces and sells a variety of protein and oil products derived from menhaden, a species of wild herring-like fish found along the Gulf of Mexico and Atlantic coasts. The fish is not genetically modified or genetically enhanced. The Company processes several grades of fish meal (regular or “FAQ” meal and specialty meals), as well as fish oil and fish solubles. The Company’s fish meal products are primarily used as a protein ingredient in animal feed for swine, cattle, aquaculture and household pets. Fish oil is utilized for animal and aquaculture feeds, industrial applications, additives to human food products and as dietary supplements. The Company’s fish solubles are sold primarily to livestock feed manufacturers, aquaculture feed manufacturers and for use as an organic fertilizer.

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

The Company operates through three material subsidiaries: Omega Protein, Inc., Omega Shipyard, Inc. and Omega Protein Mexico, S. de R.L. de C.V. (“Omega Mexico”). Omega Protein, Inc. is the Company’s principal operating subsidiary for its menhaden processing business and is the successor to a business conducted since 1913. Omega Shipyard, Inc. owns a drydock facility in Moss Point, Mississippi, which is used to provide shoreside maintenance for the Company’s fishing fleet and, subject to outside demand and excess capacity, third-party vessels. Revenues from shipyard work for third-party vessels for the three and six-months ended June 30, 2005 and 2004 were not material. Omega Mexico coordinates the Company’s meal and oil sales and purchases in Mexico. The Company also has a number of other immaterial direct and indirect subsidiaries.

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

In addition, the public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F. Street, NE., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

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

As of June 30, 2005, the Company owned a fleet of 66 fishing vessels and 32 spotter aircraft for use in its fishing operations and also leased additional aircraft where necessary to facilitate operations. During the 2005 fishing season in the Gulf of Mexico, which runs from mid-April through October, the Company is operating 31 fishing vessels and 28 spotter aircraft. The fishing area in the Gulf is generally located along the Gulf Coast, with a concentration off the Louisiana and Mississippi coasts. The fishing season along the Atlantic coast begins in early May and usually extends into December. During the 2005 season, the Company is operating 10 fishing vessels and 7 spotter aircraft along the mid-Atlantic coast, concentrated primarily in and around Virginia and North Carolina. The remaining fleet of fishing vessels and spotter aircraft are not routinely operated during the fishing season and are back-up to the active fleet, used for other transportation purposes, inactive or in the process of refurbishment in the Company’s shipyard.

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

During 2004 and 2003, the Company experienced a poor fish catch (approximately 18% and 11%, respectively, below expectations and a similar reduction from 2002 actual results), combined with poor oil yields. The reduced fish catch was primarily attributable to adverse weather conditions and the poor oil yields were due to the reduced fat content of the fish. As a result of the poor fish catch and reduced yields, the Company experienced significantly higher per unit product costs (approximately 15% increase) during 2004 compared to 2003. The impact of higher cost inventories and fewer volumes available for sale was carried forward and has adversely affected the Company’s earnings through the first and second quarters of 2005.

Markets. The Company’s products are sold both in the U.S. and internationally. The Company’s fish meal is sold primarily to domestic feed producers for utilization as a high-protein ingredient for the swine, aquaculture, dairy and pet food industries. International sales consist mainly of fish oil sales to Norway, Canada, Japan, Chile and Mexico. The Company’s sales in these foreign markets are denominated in U.S. dollars and are not directly affected by currency fluctuations. Such sales could be adversely affected by changes in demand resulting from fluctuations in currency exchange rates.

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

Part of the Company’s business plan involves expanding its purchase and resale of other manufacturer’s fish meal and fish oil products. The Company initially focused on the purchase and resale of Mexican fish meal and fish oil and revenues generated from these types of transactions. During 2003 and 2004, the Company’s fish catch and resultant product inventories were reduced, primarily due to adverse weather conditions, and the Company further expanded its purchase and resales of other fish meals and oils (primarily Panamanian, Peruvian and Mexican fish meal and U.S. menhaden oil). Although operating margins from these activities are less than the margins typically generated from the Company’s base domestic production, these operations provide the Company with a source of fish meal and oil to sell into other markets where the Company has not historically had a presence. The Company purchased products totaling approximately 15,950 and 17,800 tons, or approximately 17% and 8% of total volume sales, for the six months ended June 30, 2005 and the fiscal year ended December 31, 2004, respectively. The Company did not purchase fish meal or fish oil products during the quarter ended June 30, 2005. These purchases and resale transactions have historically been ancillary to the Company’s base manufacturing and sales business.

Historically, approximately 35% to 40% of Omega’s FAQ grade fish meal was sold on a two-to-twelve-month forward contract basis. The balance of FAQ grade fish meal and other products was substantially sold on a spot basis through purchase orders. Due to increasing customer demand for the Company’s specialty meal and crude fish oil, approximately 43% and 50% of its specialty meals and crude fish oil had been sold on a forward contract basis during 2004 and 2003, respectively. The balance of FAQ grade fish meal, specialty meals, crude fish oil and other products was substantially sold on a spot basis. As of March 31, 2005, approximately 80% and 22% of the Company’s fish meals and crude fish oil had either been sold or sold on a forward contract basis. The percentage of fish meals and crude fish oil sold on a forward contract basis fluctuate from year to year based upon perceived market availability. The Company’s annual revenues are highly dependent on both annual fish catch and inventories and, in addition, inventory is generally carried over from one year to the next year. The Company determines the level of inventory to be carried over based on prevailing market prices of the products and anticipated customer usage and demand during the off-season. Thus, production volume does not necessarily correlate with sales volume in the same year and sales volumes will fluctuate from quarter to quarter. The Company’s fish meal products have a useable life of approximately one year from date of production. Practically, however the Company attempts to empty its warehouses of the previous season’s products by the second or third month of the new fishing season. The Company’s crude fish oil products do not lose efficacy unless exposed to oxygen and, therefore, their storage life typically is longer than that of fish meal.

OMEGA PROTEIN CORPORATION

The following table sets forth the Company’s revenues by product (in millions) and the approximate percentage of total revenues represented thereby, for the indicated periods:

	Three Months Ended June 30,				Six Months Ended June 30,
	2005		2004		2005		2004
	Revenues	Percent	Revenues	Percent	Revenues	Percent	Revenues	Percent
Regular Grade	$5.5	20.0%	$5.4	20.5%	$9.6	18.8%	$9.7	18.8%
Special Select	11.9	43.3	11.1	42.0	21.8	42.5	20.5	39.8
Sea-Lac	4.2	15.3	4.3	16.3	9.1	17.7	8.2	15.9
Crude Oil	4.0	14.5	3.6	13.6	7.3	14.2	9.6	18.7
Refined Oil	1.4	5.1	1.4	5.3	2.5	4.9	2.4	4.7
Fish Solubles	0.5	1.8	0.6	2.3	1.0	1.9	1.1	2.1

Total	$27.5	100.0%	$26.4	100.0%	$51.3	100.0%	$51.5	100.0%

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

On September 2, 2004, pursuant to the Title XI program, the United States Department of Commerce approved a financing application made by the Company in the amount of $14 million (the “Approval Letter”). In December 2004, the Company submitted a $4.9 million financing request to be drawn against the $14 million approved financing application. The Company expects to receive approval of the $4.9 million financing request in the third quarter of 2005. The Company had no borrowings outstanding under the Approval Letter at June 30, 2005. Borrowings under this Title XI program may be used for refurbishment of the Company’s fishing vessels and capital expenditures relating to the Company’s shore-side fishing assets. The Title XI loans are secured by liens on certain of the Company’s fishing vessels and mortgages on the Company’s Reedville, Virginia and Abbeville and Cameron, Louisiana plants.

Omega had an unrestricted cash balance of $15.5 million at June 30, 2005, down $17.3 million from December 31, 2004. This decrease was due primarily to capital expenditures and costs associated with the fishing season production efforts. The Company’s liquidity is greatly influenced by the selling prices received for its products. Should the Company experience decreased pricing in the future, as it experienced in 1999 and 2000, liquidity would decline and the Company would possibly have to utilize its working capital credit facility. The Company’s long-term debt at June 30, 2005 and December 31, 2004 was $15.1 million and $15.9 million, respectively. Current maturities attributable to the Company’s long-term debt were $1.7 million at both June 30, 2005 and December 31, 2004. The Company did not utilize its working capital credit facility during the first six months of 2005 or 2004 other than for $2.9 million and $2.7 million, respectively, in standby letters of credit primarily used to support Company workers compensation programs. As of June 30, 2005, the Company had $16.9 million available under its working capital credit facility. The Company has no off-balance sheet arrangements other than normal operating leases and standby letters of credit.

OMEGA PROTEIN CORPORATION

The following table aggregates information about the Company’s contractual cash obligations and other commercial commitments (in thousands) as of June 30, 2005:

	Payments Due by Period
Contractual Cash Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years

Long Term Debt	$16,783	$1,704	$3,732	$3,152	$8,195
Interest	6,012	1,086	1,811	1,308	1,807
Operating Leases	855	390	221	159	85
Minimum Pension Liability	9,253	—	—	—	9,253
Standby Letters of Credit (1)	2,864	2,864	—	—	—
Energy Commitments (2)	2,540	2,540	—	—	—

Total Contractual Cash Obligations	$38,307	$8,584	$5,764	$4,619	$19,340

(1)	As of June 30, 2005, the Company had no outstanding borrowings under the $20 million Credit Facility other than $2.9 million in stand-by letters of credit. In September 2004, the United States Department of Commerce Fisheries Finance Program approved a $14 million financing application (“Approval Letter”) submitted by the Company. As of June 30, 2005, the Company had no borrowings under the Approval Letter. In December 2004, the Company submitted a $4.9 million financing request, and expects to receive approval of the $4.9 million financing request in the third quarter of 2005.

(2)	As of June 30, 2005, the Company had normal purchase commitments for energy usage of approximately $2.5 million, that will be delivered in quantities expected to be used in the normal course of business during the 2005 fishing season.

Net, operating activities provided (used) cash of approximately $(5.5) and $13.4 million for the six months ended June 30, 2005 and 2004, respectively. The decrease in operating activities is primarily attributable to the change in activities relating to increased inventory.

Investing activities used $11.3 million and $12.6 million for the six months ended June 30, 2005 and 2004, respectively. The Company’s investing activities consists mainly of capital expenditures for equipment purchases, replacements, vessel refurbishments, and fish oil refining processes. The Company anticipates making approximately $16.1 million in capital expenditures in 2005, which will be used to refurbish vessels, plant assets and to repair certain equipment.

Net, financing activities used $556,000 and $583,000 during the six months ended June 30, 2005 and 2004, respectively. The exercise of stock options provided proceeds of $265,000 and $188,000 for the six months ended June 30, 2005 and 2004, respectively.

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

OMEGA PROTEIN CORPORATION

The Company is required to comply with the financial covenants from and after the last day of any month in which the Credit Facility’s availability is less than $3,000,000 on any date, or the Credit Facility’s availability averages less than $6,000,000 for any calendar month. A commitment fee of 50 basis points per annum is payable on the unused portion of the Credit Facility. If at any time the Company’s loan outstanding under the Credit Facility is $5 million or greater, the commitment fee on the unused portion will be 25 basis points per annum. Applicable interest is payable at alternative rates of LIBOR plus 2.25% or Prime plus 0%. The applicable interest rate shall be adjusted (up or down) prospectively on a quarterly basis from LIBOR plus 2.25% to LIBOR plus 2.75% or, at the Company’s option, Prime plus 0% to Prime plus 0.25%, depending upon the Fixed Charge Coverage Ratio being greater than 2.5 times to less than or equal to 1.5 times, respectively. The Credit Facility is collateralized by all of the Company’s trade receivables, inventory and equipment. In addition, the Credit Facility does not allow for the payment of cash dividends or stock repurchases and also limits capital expenditures and investments. The Credit Facility was amended on July 26, 2005 to increase the annual limitation on capital expenditures from $11.0 million to $16.5 million for the fiscal year ending December 31, 2005. The Company was in compliance with the Credit Facility covenants at June 30, 2005. As of June 30, 2005, the Company had no cash borrowings outstanding under the Credit Facility other than $2.9 million in stand-by letters of credit. The Company had $16.9 million available under the Credit Facility at June 30, 2005.

In September 2004, the United States Department of Commerce Fisheries Finance Program approved the Company’s financing application in an amount not to exceed $14 million (the “Approval Letter”). Borrowings under the Approval Letter are to be used to finance and/or refinance approximately 73% of the actual depreciable cost of the Company’s future fishing vessel refurbishments and capital expenditures relating to shore-side fishing assets, for a term not to exceed 15 years from inception at interest rates determined by the U.S. Treasury. Final approval for all such future projects requires individual approval through the Secretary of Commerce, National Oceanic and Atmospheric Administration, and National Marine Fisheries Service (“National Marine Fisheries Service”). Borrowings under the United States Department of Commerce Fisheries Finance Program are required to be evidenced by secured agreements, undertakings, and other documents of whatsoever nature deemed by the National Marine Fisheries Service’s sole discretion, as necessary to accomplish the intent and purpose of the Approval Letter. The Company is required to comply with customary National Marine Fisheries Service covenants as well as certain special covenants. In December 2004, the Company submitted a $4.9 million financing request. The Company expects to receive the $4.9 million financing request in the third quarter of 2005. As of June 30, 2005, the Company had no borrowings outstanding under the Approval Letter.

In May 2005, the Company closed on the purchase of the previously reported 40-acre facility containing office and warehouse space located next to the Company’s Moss Point, Mississippi facility. The purchase price was $1.8 million.

The Company’s principal raw material is menhaden, a species of fish that inhabits coastal and inland tidal waters in the United States. Menhaden are undesirable for direct human consumption due to their small size, prominent bones and high oil content. Certain state agencies and state compacts impose resource depletion restrictions on menhaden pursuant to fisheries management legislation or regulations and may impose additional legislation or regulations in the future. For example, the Menhaden Management Board of the Atlantic States Marine Fisheries Commission (“ASMFC”) voted in February 2005 to initiate the preparation of an addendum to the existing ASMFC Interstate Management Plan for Atlantic Menhaden which would limit the amount of commercial menhaden catch in the Chesapeake Bay for a two-year period. The proposal, if ultimately passed, would limit annual menhaden catch from the Chesapeake Bay to the Bay’s 5-year average catch, or 110,400 metric tons. (The Company’s Chesapeake Bay fish catch was 99,300 metric tons in 2004 or approximately 22% of the Company’s total 2004 fish catch). The Company has participated in the public hearing and comment process in

OMEGA PROTEIN CORPORATION

order to present evidence that the fishery is healthy, and that no cap is needed (and in fact, as proposed, may not be permissible under existing ASMFC regulations and policies). The imposition of management measures by the ASMFC such as the proposed cap, must, pursuant to the ASMFC’s charter, be based on the “best scientific information available.” The Company believes, based on consultations with its scientific and technical advisors, that the proposed cap falls short of this standard. After the public hearing and comment process is completed, the Menhaden Management Board may make a recommendation on the addendum to the ASMFC Interstate Fisheries Management Policy Board at a meeting scheduled for August 17, 2005. If that Board were to ultimately approve the addendum, the addendum would be sent to individual ASMFC member states for them to consider adoption and implementation. If any limitation were to be ultimately imposed, it would likely become effective for the Company’s 2006 and 2007 fishing seasons. To date, the Company has not experienced any material adverse impact on its fish catch or results of operations as a result of these restrictions.

The Company from time to time considers potential transactions including, but not limited to, enhancement of physical facilities to improve production capabilities and the acquisition of other businesses. Certain of the potential transactions reviewed by the Company would, if completed, result in its entering new lines of business (generally including pet food manufacturers, aquaculture feed manufacturers, other protein additive manufacturers fertilizer companies and organic foods distributors) although historically, reviewed opportunities have been generally related in some manner to the Company’s existing operations. Although the Company does not, as of the date hereof, have any commitment with respect to a material acquisition, it could enter into such agreement in the future.

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

Results of Operations

The following table sets forth as a percentage of revenues certain items of the Company’s operations for each of the indicated periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	86.1	79.6	86.6	82.4

Gross profit	13.9	20.4	13.4	17.6
Selling, general and administrative expense	10.7	9.1	11.2	9.5
Loss on disposal of assets	0.3	0.0	0.2	0.0

Operating income	2.9	11.3	2.0	8.1
Interest income	0.7	0.5	0.6	0.5
Interest expense	(0.9)	(1.2)	(1.0)	(1.2)
Other income (expense), net	0.7	(0.2)	0.5	(0.2)

Income before income taxes	3.4	10.4	2.1	7.2
Provision for income taxes	1.0	3.5	0.6	2.4

Net income	2.4%	6.9%	1.5%	4.8%

OMEGA PROTEIN CORPORATION

Interim Results for the Second Quarters ended June 30, 2005 and June 30, 2004

Revenues. Revenues increased $1.1 million or 4.0% for the quarter ended June 30, 2005 as compared to the quarter ended June 30, 2004. The increase was primarily due to a 6.5% increase in sales prices partially offset by 2.4% decrease in sales volumes, of the Company’s fish meal and fish oil sales activity. The Company experienced a $0.3 million decrease in revenues due to reduced sales volumes offset by a $1.6 million increase in revenues due to higher sales prices for its fish meal and fish oil.

Cost of Sales. Cost of sales, including depreciation and amortization, for the current quarter ended June 30, 2005 was $23.7 million, an increase from $21.1 million for the quarter ended June 30, 2004. Cost of sales as a percentage of revenues increased 6.5% to 86.1% for the quarter ended June 30, 2005 as compared to the corresponding period in 2004. The increase in cost of sales as a percentage of revenues was primarily due to the purchase of fish meal from third parties at prices in excess of the Company’s cost to produce similar products. Additionally, the Company experienced an increased cost of production primarily attributed to an increase in energy costs.

Gross Profit. Gross profit margins decreased 29.2% from a $5.4 million gross profit in the quarter ended June 30, 2004 as compared to $3.8 million in the current quarter ended June 30, 2005. The decrease in gross profit margins was primarily due to higher cost inventories resulting from purchased fish meal and increased cost of production, offset by increased sales prices.

Selling, general and administrative expenses. Selling, general, and administrative expenses increased $539,000 from $2.4 million in the second quarter ended June 30, 2004 compared to $3.0 million for the current quarter ended June 30, 2005. This increase was attributable primarily to increased consulting expenditures related to the Company’s governmental relations program and Sarbanes-Oxley Act Section 404 compliance efforts.

Operating income. As a result of the factors discussed above, the Company’s operating income decreased $2.2 million or 74.3% from an operating income of $3.0 million for the quarter ended June 30, 2004 to an operating income of $0.8 million for the quarter ended June 30, 2005. As a percentage of revenues, operating income decreased 8.4% for the current quarter ended June 30, 2005.

Interest income. Interest income increased $53,000 for the current quarter ended June 30, 2005 as compared to the quarter ended June 30, 2004. The increase in interest income is primarily due to improving rate of return on investment.

Interest expense. Interest expense decreased $78,000 for the current quarter ended June 30, 2005 as compared to the quarter ended June 30, 2004. The decrease in interest expense was primarily due to the decreased Title XI loan balance and interest of approximately $54,000 which was capitalized in conjunction with the construction of certain fixed assets during the current quarter ended June 30, 2005, as compared to the quarter ended June 30, 2004.

Other income (expense), net. Other income (expense), net increased $277,000 in the current quarter ended June 30, 2005 as compared to the quarter ended June 30, 2004. The increase was primarily due to the recognition of a gain associated with the involuntary conversion of a piece of equipment resulting from a fire.

OMEGA PROTEIN CORPORATION

Provision for income taxes. The Company recorded a $283,000 provision for income taxes for the second quarter of 2005 representing an effective tax rate of 30% for income taxes. The effective tax rate for 2005 was reduced below the statutory rate due mainly to a state income tax benefit on current year pre-tax income and the partial exclusion of income on foreign sales. The provision for income taxes for the corresponding period reflected an effective tax rate of 33%. The decreased effective tax rate for the 2005 period is due to the Company recognizing an extraterritorial income tax benefit due to the 2004 congressional discussions aimed towards eliminating the benefit. The Company believes that it is more probable than not that the recorded estimated deferred tax asset will be realized. The statutory tax rate of 34% for U.S. federal taxes was in effect for the quarters ended June 30, 2005 and 2004.

Interim Results for the Six Months ended June 30, 2005 and June 30, 2004

Revenues. Revenues decreased $171,000 or 0.3% for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. The decrease was primarily due to a 6.8% decrease in sales volumes of the Company’s fish meal and fish oil sales activity. The Company experienced a $3.4 million decrease in revenues due to reduced sales volumes offset by a $3.2 million increase in revenues due to higher sales prices for its fish meal and fish oil.

Cost of Sales. Cost of sales, including depreciation and amortization, for the six months ended June 30, 2005 was $44.5 million, an increase from $42.4 million for the six months ended June 30, 2004. Cost of sales as a percentage of revenues increased 4.2% to 86.6% for the six months ended June 30, 2005 as compared to the corresponding period in 2004. The increase in cost of sales as a percentage of revenues was primarily due to the purchase of fish meal from third parties at prices in excess of the Company’s cost to produce similar products. Additionally, the Company experienced an increased cost of production primarily attributed to an increase in energy costs.

Gross Profit. Gross profit margins decreased 24.2% from a $9.1 million gross profit for the six months ended June 30, 2004 as compared to $6.9 million in the current six months ended June 30, 2005. The decrease in gross profit margins was primarily due to higher cost inventories resulting from purchased fish meal and increased cost of production offset by increased sales prices.

Selling, general and administrative expenses. Selling, general, and administrative expenses increased $855,000 from $4.9 million in the six months ended June 30, 2004 compared to $5.7 million for the current six months ended June 30, 2005. This increase was attributable primarily to increased consulting expenditures related to the Company’s governmental relations program and Sarbanes-Oxley Act Section 404 compliance efforts.

Operating income. As a result of the factors discussed above, the Company’s operating income decreased $3.1 million or 75.1% from an operating income $4.2 million for the six months ended June 30, 2004 to an operating income of $1.0 million for the six months ended June 30, 2005. As a percentage of revenues, operating income decreased 6.1% for the current six months ended June 30, 2005.

Interest income. Interest income increased $53,000 for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. The increase in interest income was primarily due to improved rates of return on the Company’s investments.

OMEGA PROTEIN CORPORATION

Interest expense. Interest expense decreased $142,000 for the current six months ended June 30, 2005 as compared to the six months ended June 30, 2004. The decrease in interest expense was primarily due to the decreased Title XI loan balance and interest of approximately $95,000 which was capitalized in conjunction with the construction of certain fixed assets during the current six months ended June 30, 2005, as compared to the six months ended June 30, 2004.

Other income (expense), net. Other income (expense), net increased $294,000 in the current six months ended June 30, 2005 as compared to the six months ended June 30, 2004. The increase was primarily due to the recognition of a gain associated with the involuntary conversion of a piece of equipment resulting from a fire.

Provision for income taxes. The Company recorded a $292,000 provision for income taxes for the six months ended June 30, 2005, representing an effective tax rate of 28% for income taxes. The effective tax rate for 2005 was reduced below the statutory rate due mainly to a state income tax benefit on current year pre-tax income and the partial exclusion of income on foreign sales. The provision for income taxes for the corresponding period reflected an effective tax rate of 33%. The decreased effective tax rate for the 2005 period is due to the Company recognizing an extraterritorial income tax benefit due to the 2004 congressional discussions aimed towards eliminating the benefit. The Company believes that it is more probable than not that the recorded estimated deferred tax asset will be realized. The statutory tax rate of 34% for U.S. federal taxes was in effect for the six months ended June 30, 2005 and 2004.

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

One example of potentially restrictive regulation involves a vote by a regional regulatory board in February 2005 to permit discussion on, and consider for potential adoption, a proposal which could limit for a two-year period the annual amount commercial menhaden catch in the Chesapeake Bay to the Bay’s 5-year average catch, or 110,400 metric tons. See “Item 2. Managements’ Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources” for additional information.

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

7.	The Company may not be able to recruit, train and retain qualified marine personnel in sufficient numbers. The Company’s business is dependent on its ability to recruit, train and retain qualified marine personnel in sufficient numbers such as vessel captains, vessel engineers and other crewmembers. To the extent that the Company is not successful in recruiting, training and retaining these employees in sufficient numbers, its productivity may suffer. If the Company were unable to secure a sufficient number of workers during periods of peak employment, the lack of personnel could have an adverse effect on the Company’s business, results of operations and financial condition.

Investment Risks. Investment risks specifically related to the Company’s common stock include:

1.	The Company’s market liquidity for its common stock is relatively low. As of June 30, 2005, the Company had 24,975,909 shares of common stock outstanding. The average daily trading volume in the Company’s common stock during the six month period ending June 30, 2005 was approximately 23,300 shares. Although a more active trading market may develop in the future, the limited market liquidity for the Company’s stock could affect a stockholder’s ability to sell at a price satisfactory to that stockholder.

2.	If significant shares eligible for future sale are sold, the result could depress the Company’s stock price by increasing the supply of shares in the market at a time when demand may be limited. As of June 30, 2005, the Company had approximately 25.0 million shares of common stock outstanding, as well as stock options to purchase approximately 4.8 million shares of common stock. Of these options, approximately 4.7 million were exercisable at June 30, 2005. In addition, certain of the Company’s officers and directors have entered into Rule 10b5-1 sales plans with brokers unaffiliated with the Company whereby they have committed to sell automatically and without discretion a predetermined number of shares of Company common stock over a period of time according to their own individual criteria. To the extent that the above stock options are exercised or the above shares are sold, it is possible that the increase in the number of the Company’s outstanding shares could adversely affect the price for the Company’s common stock.

3.	The Company is controlled by a principal stockholder. Zapata Corporation, a publicly traded company, owns approximately 58% of the Company’s common stock. As a result, Zapata has the ability to elect all the members of the Company’s Board of Directors and otherwise control the management and affairs of the Company. Zapata’s ownership will make an unsolicited acquisition of the Company’s common stock more difficult, and could discourage certain types of transactions in which holders of Company common stock might otherwise receive a premium for their shares over current market prices. In addition, because of Zapata’s majority ownership, the Company is a “controlled company” under the New York Stock Exchange corporate governance guidelines and accordingly, is exempt from certain of the NYSE corporate governance requirements.

4.	The Company’s Articles of Incorporation and Bylaws, Nevada Law, and Federal Law have provisions that discourage corporate takeovers and could prevent stockholders from realizing a premium on their investment. Certain provisions of the Company’s Articles of Incorporation and Bylaws, as well as the Nevada Corporation Law, to which the Company is subject, could delay or frustrate the removal of incumbent directors and could make difficult a merger, tender offer or proxy contest involvement the Company, even if such events could be viewed as beneficial by its stockholders. The Company’s Board of Directors is empowered to issue preferred stock in one or more series without stockholder action. Any issuance of this blank-check preferred stock could materially limit the rights of holders of the Company’s common stock and render more difficult or discourage an attempt to obtain control of the Company by means of a tender offer, merger, proxy contest or otherwise. In addition, the Articles of Incorporation and Bylaws contain a number of provisions which could impede a takeover or change in control of the Company, including, among other things, staggered terms for members of its Board of Directors, the requiring of two-thirds vote of stockholders to amend certain provisions of the Articles of Incorporation or the inability, after Zapata no longer owns a majority of the Company’s common stock, to take action by written consent or to call special stockholder meetings. Certain provisions of the Nevada Corporation Law could also discourage takeover attempts that have not been approved by the Company’s Board of Directors. In addition, federal law requires that at least 75% of the Company’s outstanding capital stock be owned by U.S. citizens which will discourage takeover attempts by potential foreign purchasers.

5.	The Company has not paid dividends and does not expect to pay dividends in the near future. The Company has never declared or paid any cash dividends on its common stock since it became a public company in April 1998 and has no intention to do so in the near future. Any determination as to payment of dividends will be made at the discretion of the Company’s Board of Directors and will depend upon the Company’s operating results, financial condition, capital requirements, general business conditions and such other factors that the Board of Directors deems relevant. In addition, the payment of cash dividends is not permitted by the terms of the Company’s revolving credit agreement with Bank of America, N.A.

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

On June 16, 2005, the Company held its 2005 Annual Meeting of Stockholders. The matters voted on at the meeting and the results of the meeting were as follows:

A. Election of Class I Directors.

Stockholders elected Dr. Gary L. Allee, Dr. William E. M. Lands and Harry O. Nicodemus IV as Class I Directors, with 24,667,387 shares voted for and 97,635 shares that withheld authority for Dr. Allee, 24,677,187 shares voted for and 97,835 shares that withheld authority for Dr. Lands, and 24,678,087 shares voted for and 96,935 shares that withheld authority for Mr. Nicodemus. There were no broker non-votes. The Class I Directors’ terms expire at the 2008 Annual Meeting of Stockholders.

The Class III directors, whose terms expire at the 2007 Annual Meeting of Stockholders, are Paul M. Kearns and Joseph L. von Rosenberg III. The Class II Directors whose terms expire at the 2006 Annual Meeting of Stockholders are Avram A. Glazer and Leonard DiSalvo.

B. Ratification of Appointment of Independent Public Accounting Firm.

Stockholders ratified the appointment of PricewaterhouseCoopers, LLP as the Company’s independent public accounting firm for the fiscal year ending December 31, 2005, with 24,763,122 voted for, 6,500 shares voted against and 5,400 votes abstaining. There were no broker non-votes.

OMEGA PROTEIN CORPORATION

Item 5. Other Information

On June 21, 2005, Darcie S. Glazer resigned as a Director of Omega Protein Corporation (the “Company”). Ms. Glazer had served as a Class II Director with a term expiring at the 2006 Annual Stockholders Meeting.

The Board of Directors has elected Leonard DiSalvo as a Class II Director of the Company, effective June 21, 2005. Mr. DiSalvo, age 47, is the Vice President – Finance and Chief Financial Officer of Zapata Corporation (NYSE: ZAP) (“Zapata”), the Company’s 58% stockholder. Mr. DiSalvo also currently serves as Vice President – Finance and Chief Financial Officer of the Zapata subsidiary, Zap.com Corporation, a position he has held since April 1999, and as a director of Zapata’s majority-owned subsidiary, Safety Components International, Inc. (OTCBB: SAFY), a position he has held since January 2004. Mr. DiSalvo also serves as Chairman of the Compensation Committee of Safety Components. Prior to joining Zapata, Mr. DiSalvo served as a finance manager for Constellation Brands, Inc., a national manufacturer and distributor of wine, spirits and beer, and has held various management positions in the areas of finance and accounting at Bausch & Lomb Corporation. Mr. DiSalvo is a Certified Public Accountant.

Item 6. Exhibits

Exhibit No.	Description of Exhibit
10.1	Amendment dated July 26, 2005 to Loan and Security Agreement.

31.1	Rule 13a-14(a)/15(d)-14(a) Certification for Chief Executive Officer.

31.2	Rule 13a-14(a)/15(d)-14(a) Certification for Chief Financial Officer.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Chief Executive Officer.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMEGA PROTEIN CORPORATION
(Registrant)

July 28, 2005	By:	/s/ ROBERT W. STOCKTON
(Executive Vice President, Chief Financial Officer)