Form 10-Q
period 2005-09-30
OMEGA PROTEIN CORP
filed 2005-11-14
CIK 1053650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b2 of the Exchange Act)    Yes  ☐    No  ☒.

Number of shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, on November 8, 2005: 25,023,309.

OMEGA PROTEIN CORPORATION

PART I. FINANCIAL INFORMATION

OMEGA PROTEIN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

(Dollars in thousands, except per share amounts)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements and Notes

	September 30, 2005	December 31, 2004
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$10,585	$32,757
Receivables, net	26,095	14,025
Amounts due from majority owner	105	105
Inventories	50,285	40,442
Prepaid expenses and other current assets	1,806	1,515

Total current assets	88,876	88,844
Other assets, net	1,902	1,798
Deferred tax assets, net	5,258	1,754
Property and equipment, net	92,796	97,766

Total assets	$188,832	$190,162

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$1,713	$1,661
Accounts payable	2,041	2,529
Accrued liabilities	14,570	10,233
Deferred tax liabilities, net	1,391	1,284

Total current liabilities	19,715	15,707
Long-term debt	14,680	15,943
Pension liabilities, net	9,458	8,845

Total liabilities	43,853	40,495

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 10,000,000 shares; none issued	—	—
Common stock, $0.01 par value; authorized 80,000,000 shares; 25,436,409 and 25,258,309 shares issued and 25,023,309 and 24,845,209 shares outstanding at September 30, 2005 and December 31, 2004, respectively	255	253
Capital in excess of par value	116,477	115,803
Retained earnings	37,065	42,439
Accumulated other comprehensive loss	(6,783)	(6,793)
Common stock in treasury, at cost – 413,100 shares	(2,035)	(2,035)

Total stockholders’ equity	144,979	149,667

Total liabilities and stockholders’ equity	$188,832	$190,162

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OMEGA PROTEIN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands, except per share amounts)
Revenues	$31,418	$41,501	$82,759	$93,013
Cost of sales	24,032	36,376	68,500	78,821

Gross profit	7,386	5,125	14,259	14,192
Selling, general, and administrative expense	3,365	2,425	9,100	7,305
Loss resulting from natural disaster, net (see Note 11 – Hurricane Losses)	13,183	—	13,183	—
Loss (gain) on disposal of assets	39	(3)	135	1

Operating income (loss)	(9,201)	2,703	(8,159)	6,886
Interest income	105	144	438	424
Interest expense	(337)	(63)	(845)	(713)
Other income (expense), net	(66)	(57)	125	(160)

Income (loss) before income taxes	(9,499)	2,727	(8,441)	6,437
Provision (benefit) for income taxes	(3,359)	911	(3,067)	2,148

Net income (loss)	(6,140)	1,816	(5,374)	4,289

Other comprehensive income:
Foreign currency translation adjustment, net of tax benefit	(2)	3	10	(12)

Comprehensive income (loss)	$(6,142)	$1,819	$(5,364)	$4,277

Basic earnings (loss) per share	$(0.25)	$0.07	$(0.22)	$0.18

Weighted average common shares outstanding	24,997	24,517	24,957	24,451

Diluted earnings (loss) per share	$(0.25)	$0.07	$(0.22)	$0.16

Weighted average common shares and common share equivalents outstanding	24,997	26,466	24,957	26,439

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OMEGA PROTEIN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in thousands, except per share amounts)

	Nine Months Ended September 30,
	2005	2004
	(in thousands)
Cash flows (used in) provided by operating activities:
Net income (loss)	$(5,374)	$4,289
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	9,875	8,308
Involuntary conversion from natural disaster	8,333	—
Loss on sale of assets, net	136	1
Provision for losses on receivables	23	28
Deferred income taxes	(3,067)	2,148
Changes in assets and liabilities:
Receivables	(12,093)	4,369
Amounts due from majority owner	—	3
Inventories	(9,843)	(5,072)
Prepaid expenses and other current assets	(291)	(298)
Other assets	(665)	215
Accounts payable	(488)	(1,288)
Accrued liabilities	4,337	5,243
Pension liabilities, net	613	521
Other, net	(57)	(16)

Total adjustments	(3,187)	14,162

Net cash (used in) provided by operating activities	(8,561)	18,451

Cash flows used in investing activities:
Proceeds from disposition of assets	364	66
Gain on involuntary conversion	(307)	—
Capital expenditures	(12,870)	(19,409)

Net cash used in investing activities	(12,813)	(19,343)

Cash flows used in financing activities:
Principal payments of long-term debt obligations	(1,211)	(1,155)
Proceeds from stock options exercised	403	605

Net cash used in financing activities	(808)	(550)

Effect of exchange rate changes on cash and cash equivalents	10	(12)

Net decrease in cash and cash equivalents	(22,172)	(1,454)
Cash and cash equivalents at beginning of year	32,757	35,374

Cash and cash equivalents at end of period	$10,585	$33,920

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OMEGA PROTEIN CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars and shares in thousands)

	Common Stock		Capital Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock Amount	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2004	25,259	$253	$115,803	$42,439	$(6,793)	$(2,035)	$149,667
Issuance of common stock	177	2	344	—	—	—	346
Tax benefit from exercise of stock options			330	—	—	—	330
Comprehensive income:
Net loss	—	—	—	(5,374)	—	—	(5,374)
Other comprehensive income:
Foreign currency translation adjustment, net of tax benefit	—	—	—	—	10	—	10

Total comprehensive income (loss)	—	—	—	(5,374)	10	—	(5,364)

Balance at September 30, 2005	25,436	$255	$116,477	$37,065	$(6,783)	$(2,035)	$144,979

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

Basis of Presentation

These interim financial statements of Omega have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. The interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2004. Accordingly, certain information and footnote disclosures normally provided have been omitted since such items are disclosed therein.

In the opinion of management the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary for a fair statement of the Company’s consolidated financial position as of September 30, 2005, and the results of its operations and its cash flows for the three-and nine-month periods ended September 30, 2005 and 2004. Operating results for the three-and nine-month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

Consolidation

The consolidated financial statements include the accounts of Omega and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company has reclassified certain amounts previously reported to conform with the presentation at September 30, 2005.

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

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Hurricane Losses

On August 29, 2005, the Company’s Moss Point, Mississippi fish processing facility and adjacent shipyard were severely damaged by Hurricane Katrina. On September 25, 2005, the Company’s Cameron, Louisiana and Abbeville, Louisiana fish processing facilities were also severely damaged by Hurricane Rita. Each of these facilities was non-operational immediately after these weather events. Operations at the Moss Point fish processing facility, the Abbeville fish processing facility and the shipyard were re-established in mid-October, 2005, but at reduced processing capabilities. The Company currently plans to re-open an additional Gulf of Mexico facility in late 2006 or early 2007, but is still evaluating whether the location of that facility will be Cameron, Louisiana or the Company’s existing property at Morgan City, Louisiana.

The direct impact of the two hurricanes upon the Company was a loss of physical inventories and physical damage to the plants. The interruption of processing capabilities caused the Company to address the impact of abnormal downtime of its processing facilities, which resulted in the immediate recognition of costs which would ordinarily have been captured as inventory costs. The amounts of these losses are more fully described in Notes 2, 3, 5 and 11.

The Company maintains insurance coverage for a variety of these damages, most notably property, inventory and vessel insurance. The nature and extent of the insurance coverage varies by line of policy and the Company has recorded insurance recoveries as accounts receivable based on preliminary discussions with its insurers and adjusters. The Company anticipates that further recoveries could be available, but such additional recoveries will require further analysis and discussions with the Company’s insurance carriers. Such recoveries, if any, would be recognized in future periods once they are deemed probable. The Company does not maintain business interruption insurance.

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

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

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

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

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

Replacements and major improvements are capitalized; maintenance and repairs are charged to expense as incurred. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from the accounts. Any resulting gains or losses are included in the statement of operations. The Company capitalizes interest as part of the acquisition cost of a qualifying asset. Interest is capitalized only during the period of time required to complete and prepare the asset for its intended use. The Company capitalized approximately $0, $263,000, $95,000, and $263,000 of interest during the three-and nine-month periods ended September 30, 2005 and 2004, respectively.

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

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

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

The components of other comprehensive loss, included in shareholder’s equity are as follows:

	September 30, 2005	December 31, 2004

	(in thousands)
Cumulative Translation Adjustments	$(33)	$(43)
Minimum Pension Liability Adjustments	(6,750)	(6,750)

Accumulated Other Comprehensive Loss	$(6,783)	$(6,793)

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

At September 30, 2005 and December 31, 2004, the Company had cash deposits concentrated primarily in one major bank. In addition, the Company had Certificates of Deposit and commercial quality grade investments A2P2 rated or better with companies and financial institutions. As a result of the foregoing, the Company believes that credit risk in such investments is minimal.

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

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Stock-Based Compensation

At September 30, 2005, the Company had a stock-based employee compensation plan. The Company accounts for this plan under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FASB Statement No. 123.” No compensation cost related to stock options is reflected in net earnings, as all options granted under this plan had an exercise price equal to or greater than the fair value of the underlying common stock on the grant date. The FASB issued SFAS No. 123R in December 2004, which is effective for the Company in the first quarter of fiscal year 2006. The Company is evaluating the impact of its adoption on its financial statements. The following table illustrates the effect on net earnings and net earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

On May 5, 2005, the Company accelerated the vesting of all unvested, out-of-the-money, explicit service period stock options granted under the Company’s 2000 Long-Term Incentive Plan. The purpose of accelerating vesting was to eliminate future compensation expense that the Company would otherwise recognize in its Statement of Operations with respect to these accelerated stock options upon the adoption by the Company of SFAS No. 123R. As of September 30, 2005, the Company had not recognized any expense relating to the acceleration of vesting. A stock option was considered “out-of-the-money” if the stock option exercise price was greater than $6.04 which was the closing price of the Company’s common stock on the New York Stock Exchange on May 5, 2005. As a result of this action, stock options to purchase 390,000 shares of the Company’s common stock became immediately exercisable. The vesting created a modification of stock options; however, there was no impact on the fair value of the options. The weighted average exercise price of all the accelerated stock options was $9.98.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

For purposes of pro forma disclosures, the estimated fair value of stock options is assumed to be amortized to expense over the stock options’ vesting periods. The pro forma effects of recognizing compensation expense under the fair value method on net income and net earnings per common share for the three and nine-month periods ended September 30, 2005 and 2004, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Net earnings (loss)	$(6,140)	$1,816	$(5,374)	$4,289
Total stock-based employee compensation determined under fair value-based method, net tax	(57)	(190)	(1,231)	(419)

Pro forma net earnings (loss)	$(6,197)	$1,626	$(6,605)	$3,870

Net earnings (loss) per common share:
Basic – as reported	$(0.25)	$0.07	$(0.22)	$0.18

Basic – pro forma	$(0.25)	$0.07	$(0.26)	$0.16

Net earnings (loss) per common share:
Diluted – as reported	$(0.25)	$0.07	$(0.22)	$0.16

Diluted – pro forma	$(0.25)	$0.06	$(0.26)	$0.15

Note 2. Accounts Receivable

Accounts receivable as of September 30, 2005 and December 31, 2004 are summarized as follows:

	September 30, 2005	December 31, 2004
	(in thousands)
Trade	$12,869	$12,161
Insurance	12,931	1,242
Employee	61	25
Income tax	288	722
Other	129	35

Total accounts receivable	26,278	14,185
Less: allowance for doubtful accounts	(183)	(160)

Receivables, net	$26,095	$14,025

As a result of Hurricanes Katrina and Rita (see Note 11 – Hurricane Losses), the Company sustained damage to its three fish processing facilities and its shipyard located in the Gulf of Mexico region. Based on preliminary discussions with its insurers and adjusters, the Company believes its hurricane related insurance recoveries will total approximately $12 million, which the Company has currently recognized as an account receivable as of September 30, 2005. This estimate may change as additional information becomes available. The Company anticipates that further recoveries could be available, but such additional recoveries will require further analysis and discussions with the Company’s insurance carriers. Additional amounts will be recognized when the amounts are probable.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Note 3. Inventory

The major classes of inventory as of September 30, 2005 and December 31, 2004 are summarized as follows:

	September 30, 2005	December 31, 2004
	(in thousands)
Fish meal	$21,221	$18,693
Fish oil	23,649	11,118
Fish solubles	831	509
Unallocated inventory cost pool (including off-season costs)	477	5,794
Other materials & supplies	4,107	4,328

Total inventory	$50,285	$40,442

Inventory at September 30, 2005 and December 31, 2004 is stated at the lower of cost or market. The elements of unallocated inventory cost pool include plant and vessel related labor, utilities, rent, repairs and depreciation, to be allocated to inventories produced through the remainder of 2005.

As a result of hurricanes Katrina and Rita, the Company sustained damage to its Gulf of Mexico fish meal storage facilities and materials and supplies warehouses. The Company recognized a $2,375,000 fish meal inventory write-off and $1,387,000 materials and supplies write-off for the three and nine-month periods ended September 30, 2005. (See Note 11 – Hurricane Losses)

The hurricanes also affected the Company’s 2005 Gulf of Mexico fishing season due to the closure of its three fish processing facilities in the Gulf of Mexico region. As a result of these closures and their impact on fishing, the Company has recognized a $12,978,000 unallocated inventory cost pool write-off for the three and nine-month periods ended September 30, 2005. (See Note 11 – Hurricane Losses)

Note 4. Other Assets

Other assets as of September 30, 2005 and December 31, 2004 are summarized as follows:

	September 30, 2005	December 31, 2004
	(in thousands)
Fish nets, net of amortization	$807	$719
Insurance receivable, net of allowance for doubtful accounts	688	623
Title XI loan origination fee	279	328
Deposits	128	128

Total other assets, net	$1,902	$1,798

Amortization expense for fishing nets amounted to approximately $168,000, $143,000, $513,000 and $724,000 for the three and nine-months ended September 30, 2005 and 2004, respectively.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The Company carries insurance for certain losses relating to its vessels and Jones Act liability for employees aboard its vessels (collectively, “Vessel Claims Insurance”). The typical Vessel Claims Insurance policy contains an annual aggregate deductible (“AAD”) for which the Company remains responsible, while the insurance carrier is responsible for all applicable amounts which exceed the AAD. It is the Company’s policy to accrue current amounts due and record amounts paid out on each claim. Once payments exceed the AAD, the Company records an insurance receivable for a given policy year, net of allowance for doubtful accounts. As of September 30, 2005 and December 31, 2004, the allowance for doubtful insurance receivable accounts was $2.0 million, respectively.

Note 5. Property and Equipment

Property and equipment at September 30, 2005 and December 31, 2004 are summarized as follows:

	September 30, 2005	December 31, 2004
	(in thousands)
Land	$7,630	$6,995
Plant assets	86,518	88,295
Fishing vessels	90,357	85,219
Furniture and fixtures	2,759	2,527
Construction in progress	4,069	7,273

Total property and equipment	191,333	190,309
Less: accumulated depreciation and impairment	(98,537)	(92,543)

Property and equipment, net	$92,796	$97,766

Depreciation expense for the three and nine months ended September 30, 2005 and 2004 was $3.0 million, $2.5 million, $9.3 million and $7.5 million, respectively.

As a result of hurricanes Katrina and Rita, the Company sustained damage to its property and equipment at its Gulf of Mexico facilities. The Company recognized a $2,034,000 and $1,648,000 write-off of its property and equipment and accumulated depreciation, respectively, for the three and nine-month periods ended September 30, 2005, which resulted in an involuntary conversion loss. The Company also recognized a $7,947,000 loss on the involuntary conversion of damaged property and equipment of which $450,000 relates to fishing vessels and $7,497,000 relates to plant assets. (See Note 11 – Hurricane Losses)

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Note 6. Notes Payable and Long-Term Debt

At September 30, 2005 and December 31, 2004, the Company’s long-term debt consisted of the following:

	September 30, 2005	December 31, 2004
	(in thousands)
U.S. government guaranteed obligations (Title XI loan) collateralized by a first lien on certain vessels and certain plant assets:
Amounts due in installments through 2016, interest from 5.7% to 7.6%	$16,014	$17,171
Amounts due in installments through 2014, interest at Eurodollar rates of 3.93% and 2.42% at September 30, 2005 and December 31, 2004, respectively, plus 4.5%	369	400
Other debt at 6.25% at September 30, 2005 and December 31, 2004	10	33

Total debt	16,393	17,604
Less current maturities	(1,713)	(1,661)

Long-term debt	$14,680	$15,943

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

In September 2004, the United States Department of Commerce Fisheries Finance Program approved the Company’s financing application in an amount not to exceed $14 million (the “Approval Letter”). Borrowings under the Approval Letter are to be used to finance and/or refinance approximately 73% of the actual depreciable cost of the Company’s future fishing vessels refurbishments and capital expenditures relating to shore-side fishing assets, for a term not to exceed 15 years from inception at interest rates determined by the U.S. Treasury. Final approval for all such future projects requires individual approval through the Secretary of Commerce, National Oceanic and Atmospheric Administration, and National Marine Fisheries Service (“National Marine Fisheries Service”). Borrowings under the United States Department of Commerce Fisheries Finance Program are required to be evidenced by secured agreements, undertakings, and other documents of whatsoever nature deemed by the National Marine Fisheries Service sole discretion, as necessary to accomplish the intent and purpose of the Approval Letter. The Company is required to comply with customary National Marine Fisheries Service covenants as well as certain special covenants. In December 2004, the Company submitted a $4.9 million financing request against the $14 million approval, and subsequently amended that request to include the entire $14 million. As of September 30, 2005, the Company had no borrowings outstanding under the Approval Letter. Subsequent to September 30, 2005, the Company closed on that $14 million loan and received $14 million in loan proceeds. (See Note 12 – Subsequent Events)

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

On December 20, 2000 the Company entered into a three-year $20 million revolving credit agreement with Bank of America, N.A. (the “Credit Facility”). Borrowings under this facility may be used for working capital and capital expenditures. On May 19, 2003, the Company amended the existing Credit Facility to among other things, extend the maturity until December 20, 2006, delete certain existing financial covenants and add certain affirmative covenants such as, a Leverage Ratio covenant not to exceed 3 to 1 at any time and a Fixed Charge Coverage Ratio covenant not to be less than 1 as of the end of each month, measured for the twelve-month period then ended. The Company is required to comply with the financial covenants from and after the last day of any month in which the Credit Facility’s availability is less than $3 million on any date or the Credit Facility’s availability averages less than $6 million for any calendar month. A commitment fee of 50 basis points per annum is payable on the unused portion of the Credit Facility. If at any time the Company’s loan outstanding under the Credit Facility is $5 million or greater, the commitment fee on the unused portion will be 25 basis points per annum. Applicable interest is payable at alternative rates of LIBOR plus 2.25% or Prime plus 0%. The applicable interest rate will be adjusted (up or down) prospectively on a quarter basis from LIBOR plus 2.25% to LIBOR plus 2.75% or at the Company’s option, Prime plus 0% to Prime plus 0.25%, depending upon the Fixed Charge Coverage Ratio being greater than 2.5 times to less than or equal to 1.5 times, respectively. The Credit Facility is collateralized by all of the Company’s trade receivables, inventory and equipment. In addition, the Credit Facility does not allow for the payment of cash dividends or stock repurchases and also limits capital expenditures and investments. The Credit Facility was amended on July 26, 2005 to increase the annual limitation on capital expenditures from $11.0 million to $16.5 million for the fiscal year ending December 31, 2005. As of September 30, 2005, the Company had no borrowings outstanding under the Credit Facility. At September 30, 2005 and December 31, 2004, the Company had outstanding letters of credit under the Credit Facility totaling approximately $2.7 million, issued primarily in support of worker’s compensation insurance programs. Subsequent to September 30, 2005, the Company amended the existing Credit Facility by entering into a Third Amendment to the Loan and Security Agreement. (See Note 12 – Subsequent Events)

Note 7. Accrued Liabilities

Accrued liabilities as of September 30, 2005 and December 31, 2004 are summarized as follows:

	September 30, 2005	December 31, 2004
	(in thousands)
Salary and benefits	$7,708	$4,093
Insurance	3,260	3,340
Taxes, other than income tax	1,068	179
Trade creditors	2,479	2,556
Other	55	65

Total accrued liabilities	$14,570	$10,233

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

Environmental Matters

The Company is subject to various possible claims and lawsuits regarding environmental matters, as well as increasingly stringent environmental regulations that may require additional capital expenditures over time. Management believes that costs, if any, related to these matters will not have a material adverse effect on the results of operations, cash flows or financial position of the Company.

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

Purchase Obligation

As of September 30, 2005, the Company had normal purchase commitments for energy usage of approximately $353,000, that will be delivered in quantities expected to be used in the normal course of business during the 2005 fishing season.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Note 9. Reconciliation of Basic and Diluted Per Share Data (in thousands except per share data)

	Earnings (Numerator)	Shares (Denominator)	Per Share Data
Three Months Ended September 30, 2005
Net loss	$(6,140)

Basic loss per common share:
Earnings available to common shareholders	$(6,140)	24,997	$(0.25)

Effect of dilutive securities:
Stock options assumed exercised	—	—

Diluted loss per common share:
Earnings available to common shareholders plus stock options assumed exercised	$(6,140)	24,997	$(0.25)

	Earnings (Numerator)	Shares (Denominator)	Per Share Data
Three Months Ended September 30, 2004
Net earnings	$1,816

Basic loss per common share:
Earnings available to common shareholders	$1,816	24,517	$0.07

Effect of dilutive securities:
Stock options assumed exercised	—	1,949

Diluted earnings per common share:
Earnings available to common shareholders plus stock options assumed exercised	$1,816	26,466	$0.07

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

	Earnings (Numerator)	Shares (Denominator)	Per Share Data
Nine Months Ended September 30, 2005
Net loss	$(5,374)

Basic loss per common share:
Earnings available to common shareholders	$(5,374)	24,957	$(0.22)

Effect of dilutive securities:
Stock options assumed exercised	—	—

Diluted loss per common share:
Earnings available to common shareholders plus stock options assumed exercised	$(5,374)	24,957	$(0.22)

	Earnings (Numerator)	Shares (Denominator)	Per Share Data
Nine Months Ended September 30, 2004
Net earnings	$4,289

Basic earnings per common share:
Earnings available to common shareholders	$4,289	24,451	$0.18

Effect of dilutive securities:
Stock options assumed exercised	—	1,988

Diluted earnings per common share:
Earnings available to common shareholders plus stock options assumed exercised	$4,289	26,439	$0.16

Options to purchase 4,769,852 shares of common stock at exercise prices ranging from $1.65 to $17.25 per share were outstanding during the three and nine months ended September 30, 2005, but were not included in the computation of diluted earnings per share because inclusion of these shares would have been antidilutive.

Options to purchase 2,062,800 shares of common stock at exercise prices ranging from $9.06 to $17.25 per share were outstanding during the three and nine months ended September 30, 2004, but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the shares during that period.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Note 10. Components of Net Periodic Benefit Cost

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Service cost	$—	$—	$—	$—
Interest cost	364	367	1,092	1,101
Expected return on plan assets	(350)	(354)	(1,050)	(1,062)
Amortization of prior service costs	—	—	—	—
Amortization of net loss	190	161	570	483

Net periodic pension cost	$204	$174	$612	$522

As of September 30, 2005, no contributions to the Company’s pension plan have been made and at this point in time, the Company anticipates the fiscal 2005 contribution to be zero due to the enactment of the Pension Funding Equity Act of 2004. No contributions to the pension plan were made during fiscal 2004.

Note 11. Hurricane Losses

On August 29, 2005, the Company’s Moss Point, Mississippi fish processing facility and adjacent shipyard were severely damaged by Hurricane Katrina. On September 24, 2005, the Company’s Cameron, Louisiana and the Abbeville, Louisiana fish processing facilities were also severely damaged by Hurricane Rita. Each of these facilities was non-operational immediately after these weather related events. For the three and nine-month periods ending September 30, 2005, the following amounts have been recognized in the Company’s statement of operations:

Damaged fish meal inventory	$2,375,000
Write-off of other materials and supplies	1,387,000
Write-off of unallocated inventory cost pool	12,978,000
Involuntary conversion of property and equipment	8,333,000
Clean-up costs incurred	110,000
Estimated insurance recoveries	(12,000,000)

Estimated damages in excess of insurance recoveries	$13,183,000

A substantial portion of the amounts listed above are based upon estimates and assumptions. Actual amounts, when available, could differ materially from those estimates and changes to those estimates could have a material affect on the Company’s future financial statements.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Not included in the amounts listed in the above table are the replacement capital costs of property and equipment, which did not have any book basis and were destroyed in the hurricanes, and the costs of clean up incurred subsequent to September 30, 2005.

Note 12. Subsequent Events

On October 11, 2005, the Company amended its existing credit facility with Bank of America, N.A. by entering into a Third Amendment to the Loan and Security Agreement dated December 20, 2000. The Third Amendment increased the amount of Title XI loans (federal loans under the U.S. Department of Commerce Fisheries Finance Program) that the Company is permitted to borrow from $25,000,000 to $31,000,000. All other terms and conditions of the credit facility remain the same.

On October 17, 2005, the Company closed on a $14 million loan with the U.S. Department of Commerce Fisheries Finance Program (“FFP”). This loan was entered into pursuant to the Company’s financing application previously approved by the FFP in September 2004. The loan is secured by liens on four of the Company’s fishing vessels and a mortgage on the Company’s Reedville, Virginia facility. Borrowings will be used to reimburse the Company for prior expenditures for fishing vessel refurbishments and improvements to the Company’s shore-side marine assets. The loan has a term of 15 years, is amortized on a quarterly basis, and bears interest at 6.5%.

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

The Company operates four menhaden processing plants: two in Louisiana, one in Mississippi and one in Virginia, as well as a fish oil processing facility also located in Virginia. The four plants have an aggregate annual processing capacity of 950,000 tons of fish. The Company also owns a new Health and Science Center in Reedville, Virginia, completed in October 2004, which provides 100-metric tons per day fish oil processing capacity. See “Company Overview—Meal and Oil Processing Plants” and “Company Overview—Health and Science Center,” in Part I, Item 1 and 2 of the Company’s Form 10-K Annual Report for the year ended December 31, 2004.

The Company operates through three material subsidiaries: Omega Protein, Inc., Omega Shipyard, Inc. and Omega Protein Mexico, S. de R.L. de C.V. (“Omega Mexico”). Omega Protein, Inc. is the Company’s principal operating subsidiary for its menhaden processing business and is the successor to a business conducted since 1913. Omega Shipyard, Inc. owns a drydock facility in Moss Point, Mississippi, which is used to provide shoreside maintenance for the Company’s fishing fleet and, subject to outside demand and excess capacity, third-party vessels. Revenues from shipyard work for third-party vessels for the three and nine-months ended September 30, 2005 and 2004 were not material. Omega Mexico coordinates the Company’s meal and oil sales and purchases in Mexico. The Company also has a number of other immaterial direct and indirect subsidiaries.

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

On August 29, 2005, the Company’s Moss Point, Mississippi fish processing facility and adjacent shipyard were severely damaged by Hurricane Katrina. On September 25, 2005, the Company’s Cameron, Louisiana and Abbeville, Louisiana fish processing facilities were also severely damaged by Hurricane Rita. Each of these facilities was non-operational immediately after these weather events. Operations at the Moss Point fish processing facility, the Abbeville fish processing facility and the shipyard were re-established in mid-October, 2005, but at reduced processing capabilities.

The Company currently plans to re-open an additional Gulf of Mexico facility in late 2006 or early 2007, but is still evaluating whether the location of that facility will be Cameron, Louisiana or the Company’s existing

OMEGA PROTEIN CORPORATION

property at Morgan City, Louisiana. The Company currently estimates that its full contingent of 31 Gulf of Mexico fishing vessels will begin the 2006 fishing season and will be capable of unloading its fish catch at the Company’s Moss Point and Abbeville fish processing facilities. Although these facilities have adequate processing capacity, the Company believes that fishing efforts may be diminished because increased unloading time due to additional vessels will keep some vessels off the fishing grounds during the most optimal fishing times.

As of September 30, 2005, the Company owned a fleet of 61 fishing vessels and 32 spotter aircraft for use in its fishing operations and also leased additional aircraft where necessary to facilitate operations. During the 2005 fishing season in the Gulf of Mexico, which runs from mid-April through October, the Company is operating 31 fishing vessels and 28 spotter aircraft. The fishing area in the Gulf is generally located along the Gulf Coast, with a concentration off the Louisiana and Mississippi coasts. The fishing season along the Atlantic coast begins in early May and usually extends into December. During the 2005 season, the Company is operating 10 fishing vessels and 7 spotter aircraft along the mid-Atlantic coast, concentrated primarily in and around Virginia and North Carolina. The remaining fleet of fishing vessels and spotter aircraft are not routinely operated during the fishing season and are back-up to the active fleet, used for other transportation purposes, inactive or in the process of refurbishment in the Company’s shipyard.

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

During 2004 and 2003, the Company experienced a poor fish catch (approximately 18% and 11%, respectively, below expectations and a similar reduction from 2002 actual results), combined with poor oil yields. The reduced fish catch was primarily attributable to adverse weather conditions and the poor oil yields were due to the reduced fat content of the fish. As a result of the poor fish catch and reduced yields, the Company experienced significantly higher per unit product costs (approximately 15% increase) during 2004 compared to 2003. The impact of higher cost inventories and fewer volumes available for sale was carried forward and has adversely affected the Company’s earnings through the first and second quarters of 2005. During the third quarter of 2005, the Company suffered plant closures due to Hurricanes Katrina and Rita. The direct impact of the hurricanes upon the Company was loss of physical inventories and physical damage to three plants. The interruption of processing capabilities caused the Company to address the impact of abnormal downtime of its processing facilities, which resulting in the immediate recognition of costs which would ordinarily have been captured as inventory costs. The amounts of these losses were substantial and are more fully described in Notes 2, 3, 5 and 11 of Notes to Unaudited Condensed Consolidated Financial Statements.

OMEGA PROTEIN CORPORATION

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

Part of the Company’s business plan involves expanding its purchase and resale of other manufacturer’s fish meal and fish oil products. The Company initially focused on the purchase and resale of Mexican fish meal and fish oil and revenues generated from these types of transactions. During 2003 and 2004, the Company’s fish catch and resultant product inventories were reduced, primarily due to adverse weather conditions, and the Company further expanded its purchase and resales of other fish meals and oils (primarily Panamanian, Peruvian and Mexican fish meal and U.S. menhaden oil). Although operating margins from these activities are less than the margins typically generated from the Company’s base domestic production, these operations provide the Company with a source of fish meal and oil to sell into other markets where the Company has not historically had a presence. The Company purchased products totaling approximately 15,950 and 17,800 tons, or approximately 17% and 8% of total volume sales, for the six months ended June 30, 2005 and the fiscal year ended December 31, 2004, respectively. The Company did not purchase fish meal or fish oil products during the quarter ended September 30, 2005. As a result of Hurricanes Katrina and Rita and their impact on the Company’s fishing efforts, the Company is currently negotiating the purchase of approximately 18,000 to 20,000 tons of fish meal from third parties to be delivered in early 2006, in order to meet the domestic spot buyers’ demands. The Company anticipates that the margins on these third party purchases and resales will be significantly less than the margins typically generated from its base domestic production.

OMEGA PROTEIN CORPORATION

Historically, approximately 35% to 40% of Omega’s FAQ grade fish meal was sold on a two-to-twelve-month forward contract basis. The balance of FAQ grade fish meal and other products was substantially sold on a spot basis through purchase orders. Due to increasing customer demand for the Company’s specialty meal and crude fish oil, approximately 43% and 50% of its specialty meals and crude fish oil had been sold on a forward contract basis during 2004 and 2003, respectively. The balance of FAQ grade fish meal, specialty meals, crude fish oil and other products was substantially sold on a spot basis. As of March 31, 2005, approximately 80% and 22% of the Company’s fish meals and crude fish oil had either been sold or sold on a forward contract basis. The percentage of fish meals and crude fish oil sold on a forward contract basis fluctuate from year to year based upon perceived market availability. Subsequent to the temporary suspension of the Gulf of Mexico operations caused by Hurricanes Katrina and Rita, the Company reviewed the contract status of those customers that would possibly be impacted as a result of inventory shortages or reduced fish catch and determined that the Company would not be able to supply 100% of its volume commitments with its existing supplies of inventories or projected inventories to be produced from its Atlantic operations. The Company determined that approximately 80% of its volume commitments could be met. Accordingly, the Company reduced its volume commitments as permitted by its standard form purchase contracts and worked with its customer base to allocate available inventory.

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

The following table sets forth the Company’s revenues by product (in millions) and the approximate percentage of total revenues represented thereby, for the indicated periods:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005		2004		2005		2004
	Revenues	Percent	Revenues	Percent	Revenues	Percent	Revenues	Percent
Regular Grade	$5.6	17.8%	$6.9	16.6%	$15.4	18.5%	$16.6	17.8%
Special Select	14.6	46.5	19.0	45.8	36.4	44.0	39.5	42.5
Sea-Lac	5.3	16.9	4.9	11.8	14.4	17.4	13.1	14.1
Crude Oil	4.2	13.4	9.2	22.2	11.5	13.9	18.8	20.2
Refined Oil	1.3	4.1	1.1	2.6	3.7	4.5	3.5	3.8
Fish Solubles	0.4	1.3	0.4	1.0	1.4	1.7	1.5	1.6

Total	$31.4	100.0%	$41.5	100.0%	$82.8	100.0%	$93.0	100.0%

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

OMEGA PROTEIN CORPORATION

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

On September 2, 2004, pursuant to the Title XI program, the United States Department of Commerce approved a financing application made by the Company in the amount of $14 million (the “Approval Letter”). In December 2004, the Company submitted a $4.9 million financing request to be drawn against the $14 million approved financing application and subsequently amended its request to include the entire $14 million. The Company had no borrowings outstanding under the Approval Letter at September 30, 2005. The Company finalized the borrowing subsequent to September 30, 2005, and received the $14 million in loan proceeds in late October 2005. Borrowings under this Title XI program may be used for refurbishment of the Company’s fishing vessels and capital expenditures relating to the Company’s shore-side fishing assets. The Title XI loans are secured by liens on certain of the Company’s fishing vessels and mortgages on the Company’s Reedville, Virginia and Abbeville and Cameron, Louisiana plants.

OMEGA PROTEIN CORPORATION

Omega had an unrestricted cash balance of $10.6 million at September 30, 2005, down $22.2 million from December 31, 2004. This decrease was due primarily to capital expenditures, purchase of additional property adjacent to the Moss Point, Mississippi facility, and costs associated with the fishing season production efforts. The Company’s liquidity is greatly influenced by the selling prices received for its products. Should the Company experience decreased pricing in the future, as it experienced in 1999 and 2000, liquidity would decline and the Company would likely have to utilize its working capital credit facility. Additionally, as a result of hurricanes Katrina and Rita, the Company suffered significant damages to property and equipment that will need to be repaired or replaced in the near future. Insurance proceeds are not expected to fully cover all of those costs and the remainder will be funded from the Company’s existing cash balances and credit facility. The Company’s long-term debt at September 30, 2005 and December 31, 2004 was $14.7 million and $15.9 million, respectively. Current maturities attributable to the Company’s long-term debt were $1.7 and $1.6 million at September 30, 2005 and December 31, 2004, respectively. The Company did not utilize its working capital credit facility during the first nine months of 2005 or 2004 other than for $2.7 million in standby letters of credit primarily used to support Company workers compensation programs. As of September 30, 2005, the Company had $17.3 million available under its working capital credit facility. The Company has no off-balance sheet arrangements other than normal operating leases and standby letters of credit.

The following table aggregates information about the Company’s contractual cash obligations and other commercial commitments (in thousands) as of September 30, 2005:

	Payments Due by Period
Contractual Cash Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years
Long Term Debt	$16,393	$1,713	$3,771	$2,974	$7,935
Interest	5,804	1,071	1,770	1,371	1,592
Operating Leases	6,060	463	1,310	1,263	3,024
Minimum Pension Liability	9,458	2,167	865	—	6,426
Standby Letters of Credit (1)	2,747	2,747	—	—	—
Energy Commitments (2)	353	353	—	—	—

Total Contractual Cash Obligations	$40,815	$8,514	$7,716	$5,608	$18,977

(1)	As of September 30, 2005, the Company had no outstanding borrowings under the $20 million Credit Facility other than $2.7 million in stand-by letters of credit. In September 2004, the United States Department of Commerce Fisheries Finance Program approved a $14 million financing application (“Approval Letter”) submitted by the Company. As of September 30, 2005, the Company had no borrowings under the Approval Letter. Subsequent to September 30, 2005, the Company completed the borrowing under the Approval Letter for the entire $14 million.
(2)	As of September 30, 2005, the Company had normal purchase commitments for energy usage of approximately $353,000 that will be delivered in quantities expected to be used in the normal course of business during the 2005 fishing season.

Net, operating activities provided (used) cash of approximately $(8.6) and $18.5 million for the nine months ended September 30, 2005 and 2004, respectively. The decrease in operating activities is primarily attributable to the change in activities relating to increased inventory.

OMEGA PROTEIN CORPORATION

Net, investing activities used $12.8 million and $19.3 million for the nine months ended September 30, 2005 and 2004, respectively. The Company’s investing activities consists mainly of capital expenditures for equipment purchases, replacements, vessel refurbishments, and fish oil refining processes. In addition to any future capital expenditures related to the hurricanes, the Company anticipates making approximately $16.1 million in capital expenditures in 2005, which will be used to refurbish vessels, plant assets and to repair certain equipment.

Net, financing activities used $808,000 and $550,000 during the nine months ended September 30, 2005 and 2004, respectively. The exercise of stock options provided proceeds of $403,000 and $605,000 for the nine months ended September 30, 2005 and 2004, respectively.

On December 20, 2000, the Company entered into a three-year $20 million revolving credit agreement with Bank of America, N.A. (the “Credit Facility”). Borrowings under this facility may be used for working capital and capital expenditures. On May 19, 2003, the Company amended the existing Credit Facility to among other things, extend the maturity until December 20, 2006, delete certain existing financial covenants and added certain affirmative covenants such as a Leverage Ratio covenant not to exceed 3 to 1 at any time and a Fixed Charge Coverage Ratio covenant not to be less than 1 to 1 as of the end of each month, measured for the twelve-month period then ended.

The Company is required to comply with the financial covenants from and after the last day of any month in which the Credit Facility’s availability is less than $3,000,000 on any date, or the Credit Facility’s availability averages less than $6,000,000 for any calendar month. A commitment fee of 50 basis points per annum is payable on the unused portion of the Credit Facility. If at any time the Company’s loan outstanding under the Credit Facility is $5 million or greater, the commitment fee on the unused portion will be 25 basis points per annum. Applicable interest is payable at alternative rates of LIBOR plus 2.25% or Prime plus 0%. The applicable interest rate shall be adjusted (up or down) prospectively on a quarterly basis from LIBOR plus 2.25% to LIBOR plus 2.75% or, at the Company’s option, Prime plus 0% to Prime plus 0.25%, depending upon the Fixed Charge Coverage Ratio being greater than 2.5 times to less than or equal to 1.5 times, respectively. The Credit Facility is collateralized by all of the Company’s trade receivables, inventory and equipment. In addition, the Credit Facility does not allow for the payment of cash dividends or stock repurchases and also limits capital expenditures and investments. The Credit Facility was amended on July 26, 2005 to increase the annual limitation on capital expenditures from $11.0 million to $16.5 million for the fiscal year ending December 31, 2005. The Company was in compliance with the Credit Facility covenants at September 30, 2005. As of September 30, 2005, the Company had no cash borrowings outstanding under the Credit Facility other than $2.7 million in stand-by letters of credit. The Company had $17.3 million available under the Credit Facility at September 30, 2005.

In September 2004, the United States Department of Commerce Fisheries Finance Program (“FFP”) approved the Company’s financing application in an amount not to exceed $14 million (the “Approval Letter”). Borrowings under the Approval Letter are to be used to finance and/or refinance approximately 73% of the actual depreciable cost of the Company’s future fishing vessel refurbishments and capital expenditures relating to shore-side fishing assets, for a term not to exceed 15 years from inception at interest rates determined by the U.S. Treasury. Final approval for all such future projects requires individual approval through the Secretary of Commerce, National Oceanic and Atmospheric Administration, and National Marine Fisheries Service (“National Marine Fisheries Service”). Borrowings under the United States Department of Commerce Fisheries Finance Program are required to be evidenced by secured agreements, undertakings, and other documents of whatsoever nature deemed by the National Marine Fisheries Service’s sole discretion, as necessary to accomplish the intent and purpose of the Approval Letter. The Company is required to comply with customary National Marine Fisheries Service

OMEGA PROTEIN CORPORATION

covenants as well as certain special covenants. The Company completed this financing in October 2005 and borrowed the entire $14 million. A similar program has been established for the next FFP fiscal year and the Company has been verbally informed by the National Marine Fisheries Services that it was approved for $16.4 million in future financing. The formal approval letter has not yet been received.

In May 2005, the Company closed on the purchase of the previously reported 40-acre facility containing office and warehouse space located next to the Company’s Moss Point, Mississippi facility. The purchase price was $1.8 million.

The Company’s principal raw material is menhaden, a species of fish that inhabits coastal and inland tidal waters in the United States. Menhaden are undesirable for direct human consumption due to their small size, prominent bones and high oil content. Certain state agencies and state compacts impose resource depletion restrictions on menhaden pursuant to fisheries management legislation or regulations and may impose additional legislation or regulations in the future. On August 17, 2005, the Atlantic Menhaden Management Board (the “Management Board”) of the Atlantic States Marine Fisheries Commission (“ASMFC”) approved an addendum to the existing Interstate Fishery Management Plan for Atlantic Menhaden. The addendum, which has been submitted by the ASMFC to its member states for approval, would establish an annual cap on the Company’s fishery landings from the Chesapeake Bay in an amount equal to the Company’s average annual landings over the last five years (2000 – 2004). The Company estimates that this annual limitation would be approximately 106,000 metric tons. The cap would be implemented for a five-year period beginning in 2006.

The ASMFC’s 2003 peer-reviewed stock assessment of the menhaden resource indicated that menhaden are not overfished and that overfishing is not occurring on a coast wide basis. However, the Management Board stated that because it believed that the Chesapeake Bay-wide status of the menhaden resource was unknown, it was implementing a precautionary cap to limit the expansion of menhaden processing landings from the Bay. The addendum also initiated a muti-year research program to determine the status of menhaden in the Bay and assess whether localized depletion is occurring.

The proposed cap would not adversely affect the Company’s ability to fish in Virginia waters outside the Chesapeake Bay or in any federal waters (waters beyond three miles from shore). The Company’s Gulf of Mexico operations also remain unrestricted.

The Company is currently reviewing the relevant authorities governing the ASMFC’s actions and may elect to challenge the validity of the regulation if it is implemented by the ASMFC member states.

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

The Company has experienced substantially higher costs for energy in recent years, particularly in 2005. The Company’s business is dependent on diesel fuel for its vessels and natural gas for its operating facilities. The costs of these commodities, which are beyond the Company’s control, may have a material impact on the Company’s business, results of operations and financial condition.

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

OMEGA PROTEIN CORPORATION

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

Results of Operations

The following table sets forth as a percentage of revenues certain items of the Company’s operations for each of the indicated periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	76.5	87.7	82.8	84.7

Gross profit	23.5	12.3	17.2	15.3
Selling, general and administrative expense	10.7	5.8	11.0	7.9
Loss resulting from natural disaster	42.0	0.0	15.9	0.0
Loss on disposal of assets	0.1	0.0	0.2	0.0

Operating income (loss)	(29.3)	6.5	(9.9)	7.4
Interest income	0.3	0.3	0.5	0.5
Interest expense	(1.1)	(0.1)	(1.0)	(0.8)
Other income (expense), net	(0.2)	(0.1)	0.2	(0.2)

Income before income taxes	(30.3)	6.6	(10.2)	6.9
Provision (benefit) for income taxes	(10.7)	2.2	(3.7)	2.3

Net income (loss)	(19.6)%	4.4%	(6.5)%	4.6%

OMEGA PROTEIN CORPORATION

Interim Results for the Third Quarters ended September 30, 2005 and September 30, 2004

Revenues. Revenues decreased $10.1 million or 24.3% for the quarter ended September 30, 2005 as compared to the quarter ended September 30, 2004. The decrease was primarily due to an 18.8% and 42.7% decrease in meal and oil sales volumes of the Company’s fish meal and fish oil, respectively. The Company experienced a $10.7 million decrease in revenues due to reduced sales volumes offset by a $1.6 million increase in revenues due to higher sales prices for the Company’s fish meal and fish oil.

Cost of Sales. Cost of sales, including depreciation and amortization, for the current quarter ended September 30, 2005 was $24.0 million, a decrease of $12.4 million or 33.9% from $36.4 million for the quarter ended September 30, 2004. Cost of sales as a percentage of revenues decreased 3.1% to 76.5% for the quarter ended September 30, 2005. The decrease in cost of sales as a percentage of revenues was due to higher sales prices for the current quarter.

Gross Profit. Gross profit margins increased 44.1% from a $5.1 million gross profit in the quarter ended September 30, 2004 to $7.4 million in the current quarter ended September 30, 2005. The increase in gross profit margins was primarily due to higher sales prices for the third quarter of 2005.

Selling, general and administrative expenses. Selling, general, and administrative expenses increased $940,000 from $2.4 million for the third quarter ended September 30, 2004 to $3.4 million for the third quarter ended September 30, 2005. This increase was attributable primarily to increased consulting expenditures relating to the Company’s governmental relations program and abandoned acquisition activity.

Loss resulting from natural disaster. For the current quarter ended September 30, 2005, the Company incurred losses, net of insurance receivable, of $13.2 million relating to damages incurred at its Moss Point, Mississippi fish processing facility and adjacent shipyard from Hurricane Katrina, and damages incurred at its Cameron and Abbeville, Louisiana fish processing facilities from Hurricane Rita.

Operating income. As a result of the factors discussed above and hurricane losses of $13.2 million sustained by the Company during hurricanes Katrina and Rita, the Company’s operating income decreased $11.9 million from an operating income of $2.7 million for the quarter ended September 30, 2004 to an operating loss of $9.2 million for the quarter ended September 30, 2005.

Interest income. Interest income decreased $39,000 for the current quarter ended September 30, 2005 as compared to the quarter ended September 30, 2004. This decrease in interest income is primarily due to reductions in cash balances available for investment.

Interest expense. Interest expense increased $274,000 for the current quarter ended September 30, 2005 as compared to the quarter ended September 30, 2004. The increase in interest expense is primarily due to the capitalization of interest for construction projects for the third quarter ended September 30, 2004 of $263,000.

Other income (expense), net. Other expense, net increased $9,000 in the current quarter ended September 30, 2005 as compared to the quarter ended September 30, 2004. The increase was primarily due to the fees paid to the Company’s banking institution.

OMEGA PROTEIN CORPORATION

Provision for income taxes. The Company recorded a $3.4 million benefit for income taxes for the third quarter of 2005 representing an effective tax rate of 35.3%. This was a direct result of hurricane losses of $13.2 million sustained by the Company during hurricane’s Katrina and Rita. For the third quarter of 2004 the Company recorded a $911,000 provision for income taxes representing an effective tax rate of 33.4%.

Interim Results for the Nine Months ended September 30, 2005 and September 30, 2004

Revenues. Revenues decreased $10.3 million or 11.0% for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. The decrease was primarily due to a 7.3% and 33.2% decrease in meal and oil sales volumes of the Company’s fish meal and fish oil, respectively. The Company experienced a $14.1 million decrease in revenues due to reduced sales volumes offset by a $4.5 million increase in revenues due to higher sales prices for the Company’s fish meal and fish oil.

Cost of Sales. Cost of Sales, including depreciation and amortization, for the nine months ended September 30, 2005 was $68.5 million a decrease of $10.3 million or 13.1% from $78.8 million for the nine months ended September 30, 2004. Cost of sales as a percentage of revenues decreased 0.4% to 82.8% for the quarter ended September 30, 2005. The decrease in cost of sales as a percentage of revenues was due to higher sales prices for the current nine month period.

Gross Profit. Gross profit margins increased 0.5% from a $14.2 million gross profit for the nine months ended September 30, 2004 to $14.3 million for the nine months ended September 30, 2005. The increase in gross profit margins was primarily due to higher sales prices for the nine months ended September 30, 2005.

Selling, general and administrative expenses. Selling, general, and administrative expenses increased $1.8 million from $7.3 million for the nine months ended September 30, 2004 to $9.1 million for nine months ended September 30, 2005. This increase was attributable primarily to increased consulting expenditures relating to the Company’s governmental relations program, and abandoned acquisition activity.

Loss resulting from natural disaster. For the nine months ended September 30, 2005, the Company incurred losses, net of insurance receivable, of $13.2 million relating to damages incurred at its Moss Point, Mississippi fish processing facility and adjacent shipyard from Hurricane Katrina, and damages incurred at its Cameron and Abbeville, Louisiana fish processing facilities from Hurricane Rita.

Operating income. As a result of the factors discussed above and hurricane losses of $13.2 million sustained by the Company during hurricane’s Katrina and Rita, the Company’s operating income decreased $15.0 million from an operating income of $6.9 million for the nine months ended September 30, 2004 to an operating loss of $8.2 million for the nine months ended September 30, 2005.

Interest income. Interest income increased $14,000 for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. This increase in interest income is primarily due to improved rates of return on the Company’s investments.

OMEGA PROTEIN CORPORATION

Interest expense. Interest expense increased $132,000 for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. The increase in interest expense is primarily due to the capitalization of interest for construction projects for the nine months ended September 30, 2004 of $263,000.

Other income (expense), net. Other income (expense), net increased $285,000 to other income, net of $125,000 for the nine months ended September 30, 2005 as compared other expense, net of $160,000 for the nine months ended September 30, 2004. The increase was primarily due to the recognition of a gain associated with the involuntary conversion of a piece of equipment resulting from a fire.

Provision for income taxes. The Company recorded a $3.1 million benefit for income taxes for the nine months ended September 30, 2005 representing an effective tax rate of 36%. This was a direct result of hurricane losses of $13.2 million sustained by the Company during hurricane’s Katrina and Rita. For the nine months ended September 30, 2004 the Company recorded a $2.1 million provision for income taxes representing an effective tax rate of 33%.

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

Risks Relating to the Company’s Business and Industry:

1.	The Company is dependent on a single natural resource and may not be able to catch the amount of menhaden that it requires to operate profitably. The Company’s primary raw material is menhaden. The Company’s business is totally dependent on its annual menhaden harvest in ocean waters along the U.S. Atlantic and Gulf coasts. The Company’s ability to meet its raw material requirements through its annual menhaden harvest fluctuates from year to year, and even at times month to month, due to natural conditions over which the Company has no control. These natural conditions, which include varying fish population, adverse weather conditions and disease, may prevent the Company from catching the amount of menhaden required to operate profitability.

2.	The Company’s operations are geographically concentrated in the Gulf of Mexico where they are susceptible to regional adverse weather patterns such as hurricanes. Three of the Company’s four operating plants are located in the Gulf of Mexico (two in Louisiana and one in Mississippi), a region which has historically been subject to late summer/early fall hurricane season. In addition, the Company’s Virginia facility has in the past also been adversely affected by hurricanes. For the first time in the Company’s history, all three of the Company’s Gulf plants were severely damaged within a one-month span by Hurricanes Katrina and Rita in August and September 2005. Immediately after the second hurricane, approximately 70% of the Company’s 2004 production capacity was impaired. These types of weather related disruptions may have a material adverse effect on the Company’s business, results of operations and financial condition. In addition, the Company’s costs of insurance for property damages will likely increase in future years as insurers attempt to recoup losses paid out in connection with the Katrina and Rita hurricanes.

3.	The costs of energy may materially impact the Company’s business. The Company has experienced substantially higher costs for energy in recent years, particularly in 2005. The Company’s business is dependent on diesel fuel for its vessels and natural gas for its operating facilities. The costs of these commodities, which are beyond the Company’s control, may have a material impact on the Company’s business, results of operations and financial condition.

4.	Fluctuation in “oil yields” derived from the Company’s fish catch could impact the Company’s ability to operate profitably. The “oil yield,” or the percentage of oil derived from the menhaden fish, while it is relatively high compared to many species of fish, has fluctuated over the years and from month to month due to natural conditions relating to fish biology over which the Company has no control. The oil yield has at times materially impacted the amount of fish oil that the Company has been able to produce from its available fish catch and it is possible that oil yields in the future could also impact the Company’s ability to operate profitably.

5.

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

One example of potentially restrictive regulation involves a regulation adopted by a regional regulatory board in August 2005 and subsequently submitted for approval to its member states to limit for a five-year period the annual amount commercial menhaden catch in the Chesapeake Bay to the Bay’s 5-year commercial processing average catch, or 106,000 metric tons. See “Item 2. Managements’ Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources” for additional information.

6.	The Company’s fish catch may be impacted by restrictions on its spotter aircraft. If the Company’s spotter aircraft are prohibited or restricted from operating in their normal manner during the Company’s fishing season, the Company’s business, results of operations and financial condition could be adversely affected. For example, as a direct result of the September 11, 2001 terrorist attacks, the Secretary of Transportation issued a federal ground stop order that grounded certain aircraft (including the Company’s fish-spotting aircraft) for approximately nine days. This loss of spotter aircraft coverage severely hampered the Company’s ability to locate menhaden fish during this nine-day period and thereby reduced its amount of saleable product.

7.	Worldwide supply and demand relationships, which are beyond the Company’s control, influence the prices that the Company receives for many of its products and may from time to time result in low prices for many of the Company’s products. Prices for many of the Company’s products are subject to, or influenced by, worldwide supply and demand relationships over which the Company has no control and which tend to fluctuate to a significant extent over the course of a year and from year to year. The factors that influence these supply and demand relationships are world supplies of fish meal made from other fish species, animal proteins and fats, palm oil, soy meal and oil, and other edible oils.

8.	New laws or regulation regarding contaminants in fish oil or fish meal may increase the Company’s cost of production or cause the Company to lose business. It is possible that future enactment of increasingly stringent regulations regarding contaminants in fish meal or fish oil by foreign countries or the United States may adversely affect the Company’s business, results of operations and financial condition. More stringent regulations could result in: (i) the Company’s incurrence of additional capital expenditures on contaminant reduction technology in order to meet the requirements of those jurisdictions, and possibly higher production costs for Company’s products, or (ii) the Company’s withdrawal from marketing its products in those jurisdictions.

Risks Relating to the Company’s Ongoing Operations:

1.	The Company’s plan to operate 31 vessels out of two Gulf of Mexico plants in 2006 rather than three may be unsuccessful. Because of the damages to the Company’s Cameron, Louisiana facility caused by Hurricane Rita, the Company intends to operate its full contingent of 31 Gulf of Mexico fishing vessels during the 2006 fishing season out of its two operating facilities in Abbeville, Louisiana and Moss Point, Mississippi. This plan will substantially increase the number of vessels at these two plants to a level that the Company has not operated at previously. Although these facilities have adequate processing capacity, the Company believes that fishing efforts may be diminished because increased unloading time due to additional vessels will keep some vessels off the fishing grounds during the most optimal fishing times. It is possible that other logistical, mechanical or other manpower constraints arising out of this increased vessel load could also reduce the efficiency of these two plants.

2.	The Company’s strategy to expand into the food grade oils market may be unsuccessful. The Company’s attempts to expand its fish oil sales into the market for refined, food grade fish oils for human consumption may not be successful. The Company’s expectations regarding future demand for Omega-3 fatty acids may prove to be incorrect or, if future demand does meet the Company’s expectations, it is possible that purchasers could utilize Omega-3 sources other than the Company’s products.

3.	The Company’s quarterly operating results will fluctuate. Fluctuations in the Company’s quarterly operating results will occur due to the seasonality of the Company’s business, the unpredictability of the Company’s fish catch and oil yields, and the Company’s deferral of sales of inventory based on worldwide prices for competing products.

4.	The Company’s business is subject to significant competition, and some competitors have significantly greater financial resources and more extensive and diversified operations than the Company. The marine protein and oil business is subject to significant competition from producers of vegetable and other animal protein products and oil products such as Archer Daniels Midland and Cargill. In addition, but to a lesser extent, the Company competes with small domestic privately-owned menhaden fishing companies and international marine protein and oil producers, including Scandinavian herring processors and South American anchovy and sardine processors. Many of these competitors have significantly greater financial resources and more extensive and diversified operations than the Company.

5.

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

6.	The Company may undertake acquisitions that are unsuccessful and the Company’s inability to control the inherent risks of acquiring businesses could adversely affect its business, results of operations and financial condition operations. In the future the Company may undertake acquisitions of other businesses, located either in the United States or in other countries, although there can be no assurances that this will occur. There can be no assurance that the Company will be able (i) to identify and acquire acceptable acquisition candidates on favorable terms, (ii) to profitably manage future businesses it may acquire, or (iii) to successfully integrate future businesses it may acquire without substantial costs, delays or other problems. Any of these outcomes could have a material adverse effect on the Company’s business, results of operations and financial condition.

7.	The Company’s failure to comply with federal U.S. citizenship ownership requirements may prevent it from harvesting menhaden in the U.S. jurisdictional waters. The Company’s harvesting operations are subject to the Shipping Act of 1916 and the regulations promulgated thereunder by the Department of Transportation, Maritime Administration which require, among other things, that the Company be incorporated under the laws of the U.S. or a state, the Company’s chief executive officer be a U.S. citizen, no more of the Company’s directors be non-citizens than a minority of a number necessary to constitute a quorum and at least 75% of the Company’s outstanding capital stock (including a majority of its voting capital stock) be owned by U.S. citizens. If the Company fails to observe any of these requirements, the Company will not be eligible to conduct its harvesting activities in U.S. jurisdictional waters. Such a lost of eligibility would have a material adverse effect on the Company’s business, results of operations and financial condition.

8.	The Company may not be able to recruit, train and retain qualified marine personnel in sufficient numbers. The Company’s business is dependent on its ability to recruit, train and retain qualified marine personnel in sufficient numbers such as vessel captains, vessel engineers and other crewmembers. To the extent that the Company is not successful in recruiting, training and retaining these employees in sufficient numbers, its productivity may suffer. If the Company were unable to secure a sufficient number of workers during periods of peak employment, the lack of personnel could have an adverse effect on the Company’s business, results of operations and financial condition.

Investment Risks. Investment risks specifically related to the Company’s common stock include:

1.	The Company’s market liquidity for its common stock is relatively low. As of September 30, 2005, the Company had 25,023,309 shares of common stock outstanding. The average daily trading volume in the Company’s common stock during the nine month period ending September 30, 2005 was approximately 21,500 shares. Although a more active trading market may develop in the future, the limited market liquidity for the Company’s stock could affect a stockholder’s ability to sell at a price satisfactory to that stockholder.

2.	If significant shares eligible for future sale are sold, the result could depress the Company’s stock price by increasing the supply of shares in the market at a time when demand may be limited. As of September 30, 2005, the Company had approximately 25.0 million shares of common stock outstanding, as well as stock options to purchase approximately 4.8 million shares of common stock. Of these options, approximately 4.7 million were exercisable at September 30, 2005. In addition, certain of the Company’s officers and directors have entered into Rule 10b5-1 sales plans with brokers unaffiliated with the Company whereby they have committed to sell automatically and without discretion a predetermined number of shares of Company common stock over a period of time according to their own individual criteria. To the extent that the above stock options are exercised or the above shares are sold, it is possible that the increase in the number of the Company’s outstanding shares could adversely affect the price for the Company’s common stock.

3.	The Company is controlled by a principal stockholder. Zapata Corporation, a publicly traded company, owns approximately 58% of the Company’s common stock. As a result, Zapata has the ability to elect all the members of the Company’s Board of Directors and otherwise control the management and affairs of the Company. Zapata’s ownership will make an unsolicited acquisition of the Company’s common stock more difficult, and could discourage certain types of transactions in which holders of Company common stock might otherwise receive a premium for their shares over current market prices. In addition, because of Zapata’s majority ownership, the Company is a “controlled company” under the New York Stock Exchange corporate governance guidelines and accordingly, is exempt from certain of the NYSE corporate governance requirements.

4.	The Company’s Articles of Incorporation and Bylaws, Nevada Law, and Federal Law have provisions that discourage corporate takeovers and could prevent stockholders from realizing a premium on their investment. Certain provisions of the Company’s Articles of Incorporation and Bylaws, as well as the Nevada Corporation Law, to which the Company is subject, could delay or frustrate the removal of incumbent directors and could make difficult a merger, tender offer or proxy contest involvement the Company, even if such events could be viewed as beneficial by its stockholders. The Company’s Board of Directors is empowered to issue preferred stock in one or more series without stockholder action. Any issuance of this blank-check preferred stock could materially limit the rights of holders of the Company’s common stock and render more difficult or discourage an attempt to obtain control of the Company by means of a tender offer, merger, proxy contest or otherwise. In addition, the Articles of Incorporation and Bylaws contain a number of provisions which could impede a takeover or change in control of the Company, including, among other things, staggered terms for members of its Board of Directors, the requiring of two-thirds vote of stockholders to amend certain provisions of the Articles of Incorporation or the inability, after Zapata no longer owns a majority of the Company’s common stock, to take action by written consent or to call special stockholder meetings. Certain provisions of the Nevada Corporation Law could also discourage takeover attempts that have not been approved by the Company’s Board of Directors. In addition, federal law requires that at least 75% of the Company’s outstanding capital stock be owned by U.S. citizens which will discourage takeover attempts by potential foreign purchasers.

5.	The Company has not paid dividends and does not expect to pay dividends in the near future. The Company has never declared or paid any cash dividends on its common stock since it became a public company in April 1998 and has no intention to do so in the near future. Any determination as to payment of dividends will be made at the discretion of the Company’s Board of Directors and will depend upon the Company’s operating results, financial condition, capital requirements, general business conditions and such other factors that the Board of Directors deems relevant. In addition, the payment of cash dividends is not permitted by the terms of the Company’s revolving credit agreement with Bank of America, N.A.

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

OMEGA PROTEIN CORPORATION

Item 5. Other Information

On October 11, 2005, the Company amended its existing credit facility with Bank of America, N.A. by entering into a Third Amendment to the Loan and Security Agreement dated December 20, 2000. The Third Amendment increased the amount of Title XI loans (federal loans under the U.S. Department of Commerce Fisheries Finance Program) that the Company is permitted to borrow from $25,000,000 to $31,000,000. All other terms and conditions of the credit facility remain the same.

On October 17, 2005, the Company closed on a $14 million loan with the U.S. Department of Commerce Fisheries Finance Program (“FFP”). This loan was entered into pursuant to the Company’s financing application previously approved by the FFP in September 2004. The loan is secured by liens on four of the Company’s fishing vessels and a mortgage on the Company’s Reedville, Virginia facility. Borrowings will be used to reimburse the Company for prior expenditures for fishing vessel refurbishments and improvements to the Company’s shore-side marine assets. The loan has a term of 15 years, is amortized on a quarterly basis, and bears interest at 6.5%.

Item 6. Exhibits

Exhibit No.	Description of Exhibit
*10.1	Lease Agreement between BMC Software Texas, L.P. and Omega Protein Corporation dated as of August 18, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated August 17, 2005 (File No. 001-14003)).

*10.2	Rule 10b5-1 Sales Plan dated August 25, 2005 entered into by Joseph L. von Rosenberg III (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated August 25, 2005 (File No. 001-14003)).

*10.3	First Amendment to Lease Agreement between BMC Software Texas, L.P. and Omega Protein Corporation dated as of September 15, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated September 15, 2005 (File No. 001-14003)).

31.1	Rule 13a-14(a)/15d-14(a) Certification for Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification for Chief Financial Officer.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Chief Executive Officer.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Chief Financial Officer.

*	Incorporated by Reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMEGA PROTEIN CORPORATION
(Registrant)

November 14, 2005	By:	/s/ ROBERT W. STOCKTON
(Executive Vice President, Chief Financial Officer)