Form 10-K
period 2005-12-31
OMEGA PROTEIN CORP
filed 2006-03-13
CIK 1053650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-14003

OMEGA PROTEIN CORPORATION

(Exact name of Registrant as specified in its charter)

State of Nevada	76-0562134
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2101 CityWest Blvd, Bldg. 3 Suite 500 Houston, Texas	77042
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (713) 623-0060

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on Which registered
Common Stock, $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $65,728,000 as of June 30, 2005 (computed by reference to the quoted closing price of the registrant’s common stock on the New York Stock Exchange on June 30, 2005). Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On March 7, 2006, there were outstanding 25,052,609 shares of the Company’s common stock, $0.01 par value.

Documents incorporated by reference: Portions of the registrant’s definitive proxy statement for its 2006 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2005, are incorporated by reference to the extent set forth in Part III of this Form 10-K.

Forward-looking statements in this Annual Report on Form 10-K, future filings by the Company with the Securities and Exchange Commission (the “Commission”), the Company’s press releases and oral statements by authorized officers of the Company are intended to be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the risks set forth under Item 1A “Risk Factors.” The Company believes that forward-looking statements made by it are based on reasonable expectations; however, no assurances can be given that actual results will not differ materially from those contained in such forward-looking statements. Forward-looking statements involve statements that are predictive in nature, which depend upon or refer to future events or conditions, or which include the words “estimate,” “project,” “anticipate,” “expect,” “predict,” “believe,” “could,” “hope,” “would,” “may” and similar expressions.

PART I

Item 1. and 2.    Business and Properties.

General

Omega Protein Corporation is the largest processor, marketer and distributor of fish meal and fish oil products in the United States. As used herein, the term “Omega” or the “Company” refers to Omega Protein Corporation or to Omega Protein Corporation and its consolidated subsidiaries, as applicable. The Company’s principal executive offices, effective as of December 9, 2005, are located at 2101 CityWest Boulevard, Building 3—Suite 500, Houston, Texas 77042 (Telephone: (713) 623-0060).

The Company produces and sells a variety of protein and oil products derived from menhaden, a species of wild herring-like fish found along the Gulf of Mexico and Atlantic coasts. The fish is not genetically modified or genetically enhanced. The Company processes several grades of fish meal (regular or “FAQ” meal and specialty meals), as well as fish oil and fish solubles. The Company’s fish meal products are primarily used as a protein ingredient in animal feed for swine, cattle, aquaculture and household pets. Fish oil is utilized for animal and aquaculture feeds, industrial applications, additives to human food products and as dietary supplements. The Company’s fish solubles are sold primarily to livestock feed manufacturers, aquaculture feed manufacturers and for use as an organic fertilizer. See “Company Overview—Products—Fish Meal” and “—Fish Oil.”

The Company operates four menhaden processing plants: two in Louisiana, one in Mississippi and one in Virginia. The Company also operates a Health and Science Center in Reedville, Virginia, which provides 100-metric tons per day fish oil processing capacity for the Company’s food grade oils and industrial and feed grade oils. See “Company Overview—Meal and Oil Processing Plants” and “—Health and Science Center.”

In August 2005, the Company’s Moss Point, Mississippi fish processing facility and adjacent shipyard were severely damaged by Hurricane Katrina. In September 2005, the Company’s Cameron, Louisiana and Abbeville, Louisiana fish processing facilities were also severely damaged by Hurricane Rita. Each of these facilities was non-operational immediately after these weather events. The Moss Point, Abbeville and Cameron facilities accounted for approximately 16%, 31% and 22%, respectively, of the Company’s full year 2004 production tonnage, so as an immediate result of the two hurricanes, approximately 70% of the Company’s operating capacity was impaired and the Company’s business, results of operations and financial condition were materially adversely affected. The Company’s four plants, assuming that no hurricane damage had occurred, would have had an aggregate annual processing capacity as of December 31, 2005 of approximately 950,000 tons of fish. The hurricane damages reduced the Company’s annual aggregate processing capacity to approximately 600,000 tons as of December 31, 2005.

Operations at the Moss Point and Abbeville fish processing facilities and the shipyard were re-established in mid-October 2005, but at reduced processing capabilities. The Company expects these two facilities to return to full operational status prior to the beginning of the Gulf fishing season in April 2006. The Company is currently rebuilding its Cameron, Louisiana facility and expects it to be fully operational by mid 2006.

The direct impact of the two hurricanes upon the Company was a loss of physical inventories and physical damage to the plants. The Company estimated its hurricane damages at approximately $27.7 million, of which approximately $12.0 million is expected to be recovered under insurance policies ($2.0 million of which has been paid in 2005 and $2.0 million of which has been paid in 2006). Therefore, the Company recognized a $15.7 million loss in 2005 due to estimated damages in excess of insurance recoveries. Of the damage estimate, approximately $2.5 million was related to damaged fish meal inventory and approximately $13.0 million was related to write-offs of inventory costs that had been allocated and deferred to future production that did not occur. The Company did not maintain business interruption insurance for these types of deferred inventory costs due to its high cost and limited availability. See “Company Overview—Hurricane Damages.”

All of the Company’s products contain healthy long-chain Omega-3 fatty acids. Omega-3 fatty acids are commonly referred to as “essential fatty acids” because the body does not produce them. Instead, essential fatty acids must be obtained from outside sources, such as food or special supplements. Long-chain Omega-3s are also commonly referred to as a “good fat” for their health benefits, as opposed to the “bad fats” that create or aggravate health conditions through long-term consumption. Scientific research suggests that long-chain Omega-3s as part of a balanced diet may provide significant benefits for health issues such as cardiovascular disease, inflammatory conditions and other ailments.

Under its patented production process, the Company produces OmegaPure®, a taste-free, odorless refined fish oil which is the only marine source of long-chain Omega-3’s directly affirmed by the U.S. Food and Drug Administration (“FDA”) as a food ingredient that is Generally Recognized as Safe (“GRAS”). See “Company Overview—Products—Refined Fish Oil—Food Grade Oils.”

The Company operates through two material subsidiaries: Omega Protein, Inc. and Omega Shipyard, Inc. Omega Protein, Inc. is the Company’s principal operating subsidiary for its menhaden processing business and is the successor to a business conducted since 1913. Omega Shipyard, Inc. owns a drydock facility in Moss Point, Mississippi, which is used to provide shoreside maintenance for the Company’s fishing fleet and, subject to outside demand and excess capacity, occasionally for third-party vessels. Revenues from shipyard work for third-party vessels in 2005 were not material. The Company also has a number of other immaterial direct and indirect subsidiaries.

Prior to 2005, the Company had operated a Mexican subsidiary which had coordinated the Company’s fish meal and oil sales and purchases through a local Mexican sales office. In 2005, the Company discontinued its use of this Mexican office and consolidated these functions in its Houston, Texas headquarters.

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

In addition, the public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

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

Geographic Information

The Company operates within one industry segment, menhaden fishing, for the production and sale of fish meal, fish solubles and fish oil. Export sales of fish oil and fish meal were approximately $32 million, $39 million, and $46 million in 2005, 2004 and 2003, respectively. Such sales were made primarily to the Mexican, European and Canadian markets. In 2005, 2004 and 2003, sales to one customer were approximately $8.5 million, $8.8 million and $10.8 million, respectively. This customer differed from year to year.

The following table shows the geographical distribution of revenues (in thousands) based on location of customers:

	Years Ended December 31,
	2005		2004		2003
	Revenues	Percent	Revenues	Percent	Revenues	Percent
U.S.	$77,587	70.6%	$80,688	67.4%	$71,877	61.0%
Mexico	9,781	8.9	13,252	11.1	5,985	5.0
Europe	2,308	2.1	11,230	9.4	13,098	11.1
Canada	7,033	6.4	5,880	4.9	7,697	6.5
Asia	7,473	6.8	3,359	2.8	9,103	7.7
South & Central America	1,758	1.6	1,435	1.2	6,331	5.4
Other	3,956	3.6	3,801	3.2	3,835	3.3

Total	$109,896	100.0%	$119,645	100.0%	$117,926	100.0%

Company Overview

Business.    Omega is the largest U.S. producer of protein-rich meal and oil derived from marine sources. The Company’s products are produced from menhaden (a herring-like fish found in commercial quantities), and includes regular grade and value-added specialty fish meals, crude and refined fish oils and fish solubles.

Fishing.    During 2005, the Company owned a fleet of 61 fishing vessels and 32 spotter aircraft for use in its fishing operations and also leased additional aircraft where necessary to facilitate operations. During the 2005 fishing season in the Gulf of Mexico, which runs from mid-April through October, the Company operated 31 fishing vessels and 28 spotter aircraft. The fishing area in the Gulf is generally located along the Gulf Coast, with a concentration off the Louisiana and Mississippi coasts. The fishing season along the Atlantic coast begins in early May and usually extends into December. During the 2005 season, the Company operated 10 fishing vessels and 7 spotter aircraft along the Mid-Atlantic coast, concentrated primarily in and around Virginia and North Carolina. The remaining fleet of fishing vessels and spotter aircraft are not routinely operated during the fishing season and are back-up to the active fleet, used for other transportation purposes, inactive or in the process of refurbishment in the Company’s shipyard.

Menhaden usually school in large, tight clusters and are commonly found in warm, shallow waters. Spotter aircraft locate the schools and direct the fishing vessels to them. The principal fishing vessels transport two

40-foot purse boats, each carrying several fishermen and one end of a 1,500-foot net. The purse boats encircle the school and capture the fish in the net. The fish are then pumped from the net into refrigerated holds of the fishing vessel or onto a carry vessel, and then are unloaded at the Company’s processing plants. “Carry vessels” do not engage in active fishing but instead carry fish from the Company’s offshore fishing vessels to its plants. Utilization of carry vessels increases the amount of time that certain of the Company’s fishing vessels remain offshore fishing productive waters and therefore increases the Company’s fish catch per vessel employed. The carry vessels have reduced crews and crew expenses and incur less maintenance cost than the actual fishing vessels.

Meal and Oil Processing Plants.    During 2005, the Company operated four meal and oil processing plants, two in Louisiana, one in Mississippi and one in Virginia, where the menhaden are processed into three general products types: fish meal, fish oil and fish solubles. The Company’s processing plants are located in coastal areas near the Company’s fishing fleet. Annual volume processed varies depending upon menhaden catch. Each plant maintains a dedicated dock to unload fish, fish processing equipment and storage facility. The fish are unloaded from the fishing vessels into storage boxes and then conveyed into steam cookers. The fish are then passed through presses to remove most of the oil and water. The solid portions of the fish are dried and ground into fish meal. The liquid that is produced in the cooking and pressing operations contains oil, water, dissolved protein and some fish solids. This liquid is decanted to remove the water and solids and is put through a centrifugal oil and water separation process. The separated fish oil is a finished product called crude oil. The separated water and protein mixture is further processed through evaporators to recover the soluble protein, which can be sold as a finished product or added to the solid portions of the fish for processing into fish meal.

Shipyard.    The Company owns a 49.4 acre shipyard facility in Moss Point, Mississippi which includes two dry docks, each with a capacity of 1,300 tons. The shipyard is used for routine maintenance and vessel refurbishment on the Company’s fishing vessels and occasionally for shoreside maintenance services to third-party vessels if excess capacity exists.

Health and Science Center.    In October 2004, the Company completed construction and commenced operation of a new Health and Science Center that provides 100-metric tons per day fish oil processing capacity. The new center is located adjacent to the Company’s Reedville, Virginia processing plant. The food-grade facility includes state-of-the-art processing equipment and controls that will allow the Company to refine, bleach, fractionate and deodorize its menhaden fish oil and has more than tripled the Company’s previous refined fish oil production capacity for food grade oils and industrial and feed grade oils. The facility also provides the Company with automated packaging and on-site refrigerated storage capacity and has a new fully equipped lipids laboratory to enhance the development of Omega-3 oils and food products.

Hurricane Damages.    In August 2005, the Company’s Moss Point, Mississippi fish processing facility and adjacent shipyard were severely damaged by Hurricane Katrina. In September 2005, the Company’s Cameron, Louisiana and Abbeville, Louisiana fish processing facilities were also severely damaged by Hurricane Rita. Each of these facilities was non-operational immediately after these weather events. The Moss Point, Abbeville and Cameron facilities accounted for approximately 16%, 31% and 22%, respectively, of the Company’s full year 2004 production tonnage, so as an immediate result of the two hurricanes, approximately 70% of the Company’s operating capacity was impaired and the Company’s business, results of operations and financial condition were materially adversely affected.

Operations at the Moss Point and Abbeville fish processing facilities and the shipyard were re-established in mid-October 2005, but at reduced processing capabilities. The Company expects these two facilities to return to full operational status prior to the beginning of the Gulf fishing season in April 2006. The Company is currently rebuilding its Cameron, Louisiana facility and expects it to be fully operational by mid 2006.

The Company maintains insurance coverage for a variety of these damages, most notably property, inventory and vessel insurance. The nature and extent of the insurance coverage varies by line of policy and the Company has recorded insurance recoveries as an account receivable based on the preliminary discussions with insurers and adjusters. The Company anticipates that further recoveries could be available, but such additional recoveries will require further analysis and discussions with the Company’s insurance carriers. Such recoveries, if any, would be recognized in future periods once they are deemed probable. The Company does not maintain business interruption insurance in any material amounts due to its high cost and limited availability.

The direct impact of the two hurricanes upon the Company was a loss of physical inventories and physical damage to the plants. The Company estimated its total hurricane damages at approximately $27.7 million, of which approximately $12.0 million is expected to be recovered under insurance policies ($2.0 million of which has been paid in 2005 and $2.0 million of which has been paid in 2006). Therefore, the Company recognized a $15.7 million loss in 2005 due to estimated damages in excess of insurance recoveries. Of the damage estimate, approximately $2.5 million was related to damaged fish meal inventory and approximately $13.0 million was related to write-offs of inventory costs that had been allocated to future production that did not occur. The Company did not maintain business interruption insurance for these types of deferred inventory costs due to its high cost and limited availability. See “Item 8. Financial Statements and Supplementary Data—Note 12 Hurricane Losses” for additional information on the components of the hurricane related losses. A substantial portion of the amounts listed are based upon estimates and assumptions. Actual amounts, when available, could differ materially from those estimates and changes to those estimates could have a material effect on the Company’s future financial statements.

Not included in the amounts listed are the replacement capital costs of property and equipment, which did not have any book basis and were destroyed in the hurricanes, and the costs of clean up incurred subsequent to December 31, 2005.

As of December 31, 2005, the Company’s four active processing plants, assuming that no hurricane damages had occurred, would have had an aggregate annual capacity to process approximately 950,000 tons of fish. The previously described hurricane damages reduced the annual aggregate processing capacity to approximately 600,000 tons as of December 31, 2005. This capacity is expected to return to original pre-hurricane capacity by mid-2006 when the Cameron facility is expected to be fully operational.

Because of the damages to the Company’s Cameron, Louisiana facility caused by Hurricane Rita, the Company intends to begin its 2006 fishing season by operating its full contingent of 31 Gulf of Mexico fishing vessels out of its two operating facilities in Abbeville, Louisiana and Moss Point, Mississippi. Later in the 2006 fishing season when the Company expects that the Cameron, Louisiana plant will be operational, up to 11 vessels will be shifted to Cameron. This plan will substantially increase the number of vessels at the Abbeville and Moss Point plants to a level that the Company has not operated at previously. Although these two facilities have adequate processing capacity, the Company believes that fishing efforts may be diminished because increased unloading time due to additional vessels could keep some vessels off the fishing grounds during the most optimal fishing times. It is possible that other logistical, mechanical or other manpower constraints arising out of this increased vessel load could also reduce the efficiency of these two plants.

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

SeaLac™.    SeaLac™ is similar to Special Select™ in its freshness (low TVN) and gentle drying (high digestibility). During the processing however, the Company removes some of the soluble protein. This step allows the amount of rumen undegradable protein to be maximized while still maintaining excellent digestibility. This product is made specifically for dairy and beef cattle, sheep, goats and other ruminants requiring bypass protein.

FAQ Meal.    FAQ (Fair Average Quality) Meal, the Company’s commodity grade fish meal, guarantees a protein content of at least 60%. This product typically is used in protein blends for poultry, catfish, pets and other animals.

Fish Oil.    The Company produces crude unrefined fish oil, refined fish oil and food grade oils.

Unrefined Fish Oil.    Unrefined fish oil (also referred to as crude fish oil) is the Company’s basic fish oil product. This grade of fish oil has not undergone any portion of the refining process. The Company’s markets for crude fish oil have changed over the past decade. In the early 1990’s, the Company’s main crude fish oil market, which accounted for greater than 90% of the Company’s production, was the manufacturers of hydrogenated oils for human consumption such as margarine and shortening. In 2004, the Company estimates that approximately 70% of its crude fish oil was sold as a feed ingredient to the aquaculture industry. The growth of the worldwide aquaculture industry has resulted in increasing demand for fish oils in order to improve feed efficiency, nutritional value, survivability and health of farm-raised fish species.

Refined Fish Oil.    The Company’s refined fish oils come in three basic grades and also includes crude fish oils of special quality or that may require custom packaging or special additives. Refined oils also include industrial grade oils which are used in a variety of industrial applications.

Feed Grade Oils.    Feed grade menhaden oil is processed and refined to offer a high Omega-3 oil for use in premium pet, aquaculture and livestock feeds, as well as agricultural and attractant applications. The processing reduces oxidation while enhancing Omega-3 fatty acids for incorporation in the final feed to enhance skin and coat conditioning, reproductive performance, and increasing immunity. Both kosher and organic products are available. The Company’s refined feed grade fish oils are sold in three basic grades under the name Virginia Prime™ Virginia Prime Silver™ is fish oil that has been fractionated. Virginia Prime Gold™ fish oil is fractionated, alkali refined and then bleached. Virginia Prime Platinum™ fish oil is fractionated, alkali refined, bleached and then deodorized.

SeaCide™.    SeaCide™ is a unique blend of refined menhaden oil, cottonseed oil and an organic emulsifier developed for use against target pests and fungal diseases that occur in a variety of field crops, orchards, vineyards and greenhouse operations. SeaCide™ is an all natural organic alternative to chemical insecticides and fungicides, is less phytotoxic than petroleum based oils, is compatible with most fertilizers, and is versatile enough for use on virtually any crop.

OmegaEquis.    OmegaEquis is a specialty feed additive product for the equine market that supplies omega-3 fatty acids to horses. OmegaEquis is Virginia Prime Gold™ that has been fractionated, alkali refined, bleached and then flavored in order to enhance palatability.

Industrial Grade Oils.    The Company’s industrial grade menhaden oils are refined and processed to enhance the unique fatty acid range, making them desirable for a number of drying and lubricating applications including coolant transfer, chemical raw material, drying and rustproofing paints, drilling fluids and leather treatment chemicals. The industrial grade oils are sold under the names Virginia Prime Silver™ and Virginia Prime Gold™.

Food Grade Oils.    The Company has developed a patented process to fully refine menhaden oil to remove flavor, odor, color and pro-oxidants and offer a naturally high, long-chain Omega-3 content. The Company’s main product in this grade is OmegaPure®. Food applications for OmegaPure® are designed to deliver a stable, odorless, flavorless source of Omega-3 fatty acids to enhance human nutrition. These applications include mainstream consumer foods, medical care foods and dietary supplements. OmegaPure® is also kosher-certified.

Omega-3 fatty acids exist in two forms: long-chain and short-chain. Short-chain Omega-3’s (or alpha-linolenic acid (“ALA”)), are generally found in canola oil, soy beans and flaxseed, and generally require ten to twenty times as much concentration in the diet to approach the same benefit levels as long-chain Omega-3’s. Long-chain Omega-3 fatty acids are found in marine sources and consist of two main types: eicosapentaenoic acid (“EPA”) and docosahexaenoic acid (“DHA”). EPA is a fatty acid that generally reduces inflammatory responses and has been linked to the alleviation of symptoms from asthma, arthritis, psoriasis and other inflammatory conditions. DHA is a major structural fatty acid in the brain and the eye’s retina. DHA is important for proper brain and eye development in infants and has been shown to support cardiovascular health in adults.

As result of the completion of its Health and Science Center in Reedville, Virginia, in October 2004, the Company is the only fully-integrated fish oil processing operation in the United States that both directly conducts fishing operations and also manufactures highly refined EPA and DHA from these marine resources. With the completion of this new facility, the Company can control the purity and quality of its product from harvesting all the way through manufacturing and shipment.

Various scientific studies have linked consumption of Omega-3 fatty acids to a number of nutritional and health benefits, such as heart health, treatment of arthritis and other inflammatory diseases, improving brain and eye function and treatment of depression. For example, in September 2004, the FDA announced that scientific evidence indicates that long-chain Omega-3 fatty acids may be beneficial in reducing coronary heart disease.

In addition, the American Heart Association (“AHA”) issued a Scientific Statement in November 2002, entitled “Fish Consumption, Fish Oil, Omega-3 Fatty Acids, and Cardiovascular Disease.” The Scientific Statement outlines the findings of a comprehensive report that examined the cardiovascular health benefit of Omega-3 fatty acids from fish sources, specifically DHA and EPA. The report concluded that consumption of such Omega-3 fatty acids, either through diet or supplements, may reduce the incidence of cardiovascular disease. The statement referred to studies that have indicated the following to be associated with the intake of Omega-3 fatty acids: decreased risk of sudden death and arrhythmia, decreased thrombosis (blood clot), decreased triglyceride levels, decreased growth of atherosclerotic plaque, improved arterial health and lower blood pressure. The Scientific Statement concludes that Omega-3 fatty acids have been shown in epidemiological and clinical trials to reduce the incidence of heart disease.

Menhaden oil currently is the only marine source of long-chain Omega-3’s directly affirmed by the FDA as a Generally Recognized As Safe (or “GRAS”) food ingredient for direct human consumption. The FDA has approved menhaden oil use in 29 different food categories such as margarine, salad dressings, condiments, yogurt, ice cream, cheese, prepared meats, sauces, soups, crackers, cookies, cereals and bakery products.

In 2005, the U.S. Department of Agriculture and the Department of Health and Human Services released the 2005 Dietary Guidelines for Americans. The Guidelines, which are issued every five years, represent the federal government’s most current science-based advice to promote human health and reduce the risk of chronic diseases through nutrition and physical activity. The previous Dietary Guidelines issued in 2000 recognized that certain fish contain Omega-3 fatty acids that are being studied to determine if they offer protection against heart disease, but did not specifically identify these Omega-3 fatty acids as EPA and DHA. The 2005 Dietary Guidelines specifically mentioned EPA and DHA and stated the “limited evidence suggests an association between consumption of fatty acids in fish and reduced risks of mortality from cardiovascular disease for the general population.”

In 2005, OmegaPure® won the Wellness Foods Readers’ Choice Award for the Omega oils category based on an unaided recall survey sent to 9,100 readers of the magazine. Wellness Foods is a publication focused on the nutraceutical market which includes fortified food and beverage products. Its circulation consists almost exclusively of individuals employed in the food and beverage industry.

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

Historically, approximately 35% to 40% of Omega’s FAQ grade fish meal was sold on a two-to-twelve-month forward contract basis. The balance of FAQ grade fish meal and other products was substantially sold on a spot basis through purchase orders. In 2002, the Company began a similar forward sales program for its specialty grade meals and crude fish oil due to increasing demand for these products. During 2003, 2004 and 2005, approximately 50%, 43% and 70% respectively of the Company’s specialty meals and crude fish oil had been sold on a forward contract basis. The Company’s annual revenues are highly dependent on both annual fish catch and inventories and, in addition, inventory is generally carried over from one year to the next year. The Company determines the level of inventory to be carried over based on prevailing market prices of the products, and sales volumes that will fluctuate from quarter to quarter and year to year. The Company’s fish meal products have a useable life of approximately one year from date of production; however, the Company typically attempts to empty its warehouses of the previous season’s meal products by the second or third month of the new fishing season. The Company’s crude fish oil products do not lose efficacy unless exposed to oxygen and, therefore, their storage life typically is longer than that of fish meal.

Customers and Marketing.    Most of the Company’s marine protein products are sold directly to about 600 customers by the Company’s agriproducts sales department, while a smaller amount is sold through independent sales agents. Product inventory was $37.0 million on December 31, 2005 versus $30.3 million as of December 31, 2004.

The Company’s fish meal is sold primarily to domestic feed producers for utilization as a high-protein ingredient for the swine, aquaculture, dairy and pet food industries. Fish oil sales primarily involve export markets where the fish oil is used for aquaculture feeds and is refined for use as a hydrogenated edible oil.

The Company’s products are sold both in the U.S. and internationally. International sales consist mainly of fish oil sales to Norway, Canada, Chile and Mexico. The Company’s sales in these foreign markets are denominated in U.S. dollars and not directly affected by currency fluctuations. Such sales could be adversely affected by changes in demand resulting from fluctuations in currency exchange rates.

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

During the off season, the Company fills purchase orders from the inventory it has accumulated during the fishing season or in some cases, by re-selling meal purchased from other suppliers. Prices for the Company’s products tend to be lower during the fishing season when product is more abundant than in the off season. Throughout the entire year, prices are often significantly influenced by supply and demand in world markets for competing products, primarily other global sources of fish meal and oil, and also soybean meal for its fish meal products, and vegetable oils for its fish oil products when used as an alternative.

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

Part of the Company’s business plan involves expanding its purchase and resale of other manufacturers’ fish meal and fish oil products. In 2002, the Company initially focused on the purchase and resale of Mexican fish meal and fish oil and revenues generated from these types of transactions in that year represented less than 2% of total Company revenues. During 2003 and 2004, the Company’s fish catch and resultant product inventories were reduced, primarily due to adverse weather conditions, and the Company further expanded its purchase and resales of other fish meals and oils (primarily Panamanian, Peruvian and Mexican fish meal and U.S. menhaden oil). Although operating margins from these activities are less than the margins typically generated from the Company’s base domestic production, these operations provide the Company with a source of fish meal and oil to sell into other markets where the Company has not historically had a presence. During 2003, the Company purchased products totaling approximately 12,500 tons, or approximately 5% of total volume 2003 sales. During 2004, the Company purchased products totaling approximately 17,800 tons, or approximately 8% of total volume 2004 sales. During 2005, the Company purchased products totaling approximately 16,600 tons, or approximately 8% of total volume 2005 sales.

Insurance.    The Company maintains insurance against physical loss and damage to its assets, coverage against liabilities to third parties it may incur in the course of its operations, as well as workers’ compensation, United States Longshoremen’s and Harbor Workers’ Compensation Act and Jones Act coverage. Assets are insured at replacement cost, market value or assessed earning power. The Company’s limits for liability coverage are statutory or $50 million. The $50 million limit is comprised of several excess liability policies, which are subject to deductibles, underlying limits, annual aggregates and exclusions. The Company believes its insurance coverage to be in such form, against such risks, for such amounts and subject to such deductibles and self-retentions as are prudent and normal for its operations. Over the last four years, the Company has elected to increase its deductibles and self-retentions in order to achieve lower insurance premium costs. These higher deductibles and self-retentions have resulted in greater costs to the Company in the case of Hurricanes Katrina and Rita and will expose the Company to greater risk of loss if additional future claims occur. In addition, the Company’s cost of insurance for property damage has increased materially and will likely further increase materially in future years as insurers recoup losses paid and to be paid out in connection with the Katrina and Rita hurricanes by charging higher premiums. The Company does not maintain business interruption insurance in any material amount due to its high cost and limited availability.

Competition.    The Company competes with a small domestic privately-owned menhaden fishing company and with international marine protein and oil producers, including Mexican sardine processors and South American anchovy processors. In addition, but to a lesser extent, the Company’s marine protein and oil business is also subject to significant competition from producers of vegetable and other animal protein products and oil products such as Archer Daniels Midland and Cargill. Many of these competitors have significantly greater financial resources and more extensive and diversified operations than those of the Company.

Omega competes on price, quality and performance characteristics of its products, such as protein level and amino acid profile in the case of fish meal. The principal competition for the Company’s fish meal and fish solubles is from other global production of marine proteins as well as other protein sources such as soybean meal and other vegetable or animal protein products. The Company believes, however, that these other non-marine sources are not complete substitutes because fish meal offers nutritional values not contained in such other sources. Other globally produced fish oils provide the primary market competition for the Company’s fish oil, as well as soybean and rapeseed oil, from time to time.

Fish meal prices have historically borne a relationship to prevailing soybean meal prices (more weakly correlated in recent years), while prices for fish oil are generally influenced by prices for vegetable fats and oils, such as soybean and palm oils. Thus, the prices for the Company’s products are established by worldwide supply and demand relationships over which the Company has no control and tend to fluctuate significantly over the course of a year and from year to year.

Regulation.    The Company’s operations are subject to federal, state and local laws and regulations relating to the locations and periods in which fishing may be conducted as well as environmental and safety matters. At the state and local level, certain state and local government agencies have enacted legislation or regulations which prohibits, restricts or regulates menhaden fishing within their jurisdictional waters.

The Company’s menhaden fishing operations are also subject to regulation by two interstate compact commissions created by federal law: the Atlantic States Marine Fisheries Commission (“ASMFC”) which consists of 15 states along the Atlantic Coast, and the Gulf States Marine Fisheries Commission which consists of 5 states along the Gulf of Mexico.

In August 2005, the Atlantic Menhaden Management Board (the “Management Board”) of the Atlantic States Marine Fisheries Commission (“ASMFC”) approved an Addendum II (the “Addendum”) to the existing Amendment I of the Interstate Fishery Management Plan for Atlantic Menhaden Plan (“Plan”). The Addendum, if it were to be accepted and implemented by the Commonwealth of Virginia as an ASMFC member, would establish an annual cap on the Company’s menhaden landings from the Chesapeake Bay in an amount equal to the Company’s average annual landings over a five year period. The Company estimates that this annual limitation would be approximately 106,000 metric tons. The recommended cap would be implemented for a five-year period beginning in 2006. Had the cap been in place for the 2005 fishing season, it would not have impacted the Company’s 2005 fishing operations in the Chesapeake Bay.

The ASMFC’s 2003 peer-reviewed stock assessment of the Atlantic menhaden resource indicated that menhaden are not overfished and that overfishing is not occurring on a coast wide basis. However, the Management Board stated that because it believed that the Bay-wide status of the menhaden resource was unknown, it was implementing a precautionary cap to limit the expansion of menhaden reduction landings from the Bay. The Addendum also recommended a multi-year research program to determine the status of menhaden in the Bay and assess whether localized depletion is occurring.

The recommended cap would not adversely affect the Company’s ability to fish in Virginia or other waters outside the Chesapeake Bay or in any federal waters (waters beyond three miles from shore). The Company’s Gulf of Mexico operations also remain unrestricted by this recommendation.

The only ASMFC member state that is impacted by the recommended ASMFC cap is the Commonwealth of Virginia because it is the only Chesapeake Bay state whose waters are open for reduction menhaden fishing. The Addendum sent to Virginia called for the submission of a cap implementation program to the Management Board prior to January 11, 2006. Legislative bills to address the Addendum’s recommendations were filed for consideration in the Virginia General Assembly but on January 26, 2006, a House Subcommittee voted to table the bills. The recommended cap was therefore never referred to the Virginia General Assembly and as a result, never adopted by the Commonwealth of Virginia.

In addition, on January 31, 2006, the Attorney General of the Commonwealth of Virginia issued a written official advisory opinion that stated that the Management Board exceeded its authority when it adopted the recommended menhaden cap for three reasons: (a) the recommended cap is a wholly new management measure, which cannot be implemented by an addendum; (b) when Atlantic menhaden stocks have been declared “healthy” (as they have been), a cap or quota cannot be imposed via an “addendum” process unless menhaden are found to be overfished; and (c) the existing Plan does not include a prerequisite management measure that can be varied by imposition of a cap through an addendum. The Attorney General also stated that because adoption of the cap exceeded the Management Board’s authority, Virginia would not be out of compliance with the Plan should the General Assembly decline to adopt the proposed cap. The Attorney General also stated that the ASMFC failed to follow required procedures in adopting the cap as an addendum.

Under the Atlantic Coastal Fisheries Cooperative Management Act, the ASMFC has the right to refer the Commonwealth of Virginia to the U.S. Secretary of Commerce for alleged non-compliance with the Plan. The U.S. Secretary of Commerce must then determine: (i) if Virginia has failed to meet mandatory obligations under the Plan, and (ii) whether the measures that Virginia has failed to implement are “necessary for the conservation” of the menhaden commercial fishery. The Company believes that the proposed cap can meet neither of these tests, particularly in light of the persuasive weight and authority of the Attorney General’s opinion. However, if the Secretary were to find in the affirmative on both questions, it is possible that he could declare a moratorium on all commercial harvesting of menhaden in the Virginia waters unless Virginia were to comply with the terms of the Plan as amended by the Addendum. The Company believes, based on consultations with its legal and scientific advisors, that such a result is unlikely.

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

The Company has made, and anticipates that it will make in the future, expenditures in the ordinary course of its business in connection with environmental matters. Such expenditures have not been material in the past, and while they are expected to increase in the future, such increases are not expected to be material to the Company’s overall business. However, there is no assurance that environmental laws and regulations enacted in the future will not require material expenditures or otherwise adversely affect the Company’s operations.

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

Employees

At December 31, 2005, during the Company’s off-season, the Company employed approximately 410 persons. At August 31, 2005, during the peak of the Company’s 2005 fishing season, the Company employed approximately 970 persons. Approximately 145 employees at the Company’s Reedville, Virginia plant are represented by an affiliate of the United Food and Commercial Workers Union. The union agreement for the Reedville employees has a three-year term which expires in April 2008. During the past five years Omega has not experienced any strike or work stoppage which has had a material impact on its operations. The Company considers its employee relations to be generally satisfactory.

Executive Officers of the Company

The names, ages and current offices of the executive officers of the Company are set forth below. Also indicated is the date when each such person commenced serving as an executive officer of the Company.

Name and Age	Office	Date Became Executive Officer

Joseph L. von Rosenberg III (47)	Chief Executive Officer, President and Director	July 1997

Robert W. Stockton (55)	Executive Vice President, Chief Financial Officer	July 1997

John D. Held (43)	Executive Vice President, General Counsel and Secretary	January 2002

J. Scott Herbert (40)	Vice President—Agriproducts	September 2002

Thomas R. Wittmann (56)	Vice President—Operations	October 2002

Richard W. Weis (48)	Vice President—Business Development	January 2005

Kenneth Robichau (53)	Vice President—Tax and Director of Internal Audit	September 2002

Albert A. Riley (57)	Vice President—Refined Oils	September 2002

Michael E. Wilson (55)	Vice President—Marine Operations and President of Omega Shipyard, Inc.	July 1998

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

John D. Held has served as the Company’s General Counsel since March 2000, as Vice President of the Company from April 2002 to September 2002, as Senior Vice President and Secretary since September 2002 and as Executive Vice President since June 2005. Prior thereto, Mr. Held was Senior Vice President, General Counsel and Secretary of American Residential Services, Inc., a then public company engaged in the consolidation of the air-conditioning, plumbing and electrical service industries. Prior thereto, Mr. Held practiced law for several years with a large law firm in Houston, Texas.

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

Plants.    The Company owns its plants in Reedville, Virginia, Moss Point, Mississippi and Abbeville, Louisiana (except for certain portions of the Abbeville facility which are leased from unaffiliated third parties). The Company also owns its Health and Science Center in Reedville, Virginia, as well as its Morgan City, Louisiana property which was formerly operated as a plant. The Company leases from unaffiliated third parties the real estate on which its Cameron, Louisiana plant is located.

The Company’s Moss Point, Abbeville and Cameron plants were severely damaged in the third quarter 2005 by Hurricanes Katrina and Rita. See “Company Overview—Hurricane Damages.”

Warehouse and Storage.    The Company owns, as well as leases from unaffiliated third parties, warehouses and tank space for storage of its products, generally at terminals located along the Mississippi River and Tennessee River. The Company’s material storage facilities are located at:

Location	Approximate Fish Meal and Fish Oil Storage Capacity	Owned/Lease
Reedville, Virginia	29,950 tons	Owned
Abbeville, Louisiana	14,500 tons	Owned
Moss Point, Mississippi	18,400 tons	Owned
Morgan City, Louisiana	10,000 tons	Owned
St. Louis, Missouri	10,000 tons	Owned
Avondale, Louisiana	25,800 tons	Leased
Cameron, Louisiana	13,900 tons	Leased
East Dubuque, Illinois	11,000 tons	Leased
Guntersville, Alabama	10,000 tons	Leased
Norfolk, Virginia	2,800 tons	Leased
Port Arthur, Texas	7,500 tons	Leased
Gretna, Louisiana	10,000 tons	Leased

Shipyard.    The Company owns a 49.4 acre shipyard facility in Moss Point, Mississippi which includes two dry docks, each with a capacity of 1,300 tons. The shipyard is used for routine maintenance and vessel refurbishment on the Company’s fishing vessels and occasionally for shoreside maintenance services to third-party vessels if excess capacity exists.

The shipyard facility was severely damaged in the third quarter 2005 by Hurricane Katrina. See “Company Overview—Hurricane Damages.”

Administrative and Executive Offices.    The Company leases office space from unaffiliated third parties in Hammond, Louisiana for its administrative offices and in Houston, Texas for its executive offices. The Company plans to close its Hammond, Louisiana office in mid-2006 and consolidate those functions in its Houston, Texas office.

Item 1A.    Risk Factors

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

The Company’s operations are geographically concentrated in the Gulf of Mexico where they are susceptible to regional adverse weather patterns such as hurricanes. Three of the Company’s four operating plants are located in the Gulf of Mexico (two in Louisiana and one in Mississippi), a region which has historically been subject to a late summer/early fall hurricane season. The Company’s Virginia facility has in the past also at times been adversely affected by hurricanes. All three of the Company’s Gulf of Mexico plants were severely damaged within a one-month span by Hurricanes Katrina and Rita in August and September 2005. Immediately after the second hurricane, approximately 70% of the Company’s 2004 production capacity was impaired and the Company’s business, results of operations and financial condition were materially adversely affected. Additional future weather related disruptions could, if they occur, also have a material adverse effect on the Company’s business, results of operations and financial condition. In addition, the Company’s costs of insurance for property damage will likely increase materially in future years as insurers recoup losses paid and to be paid out in connection with the Katrina and Rita hurricanes by charging higher premiums.

It is possible that Hurricanes Katrina and Rita may have adversely affected Gulf Coast waters by causing increased pollution or debris in shallow waters where the Company historically has operated and these adverse effects if they occur could adversely affect the Company’s ability to catch menhaden.

The costs of energy may materially impact the Company’s business. The Company has experienced substantially higher costs for energy in recent years, particularly in 2005 and expects these higher costs to continue into 2006. The Company’s business is materially dependent on diesel fuel for its vessels and natural gas for its operating facilities. The costs of these commodities, which are beyond the Company’s control, may have an adverse material impact on the Company’s business, results of operations and financial condition.

Fluctuation in “oil yields” derived from the Company’s fish catch could impact the Company’s ability to operate profitably. The “oil yield,” or the percentage of oil derived from the menhaden fish, while it is relatively high compared to many species of fish, has fluctuated over the years and from month to month due to natural conditions relating to fish biology over which the Company has no control. The oil yield has at times materially impacted the amount of fish oil that the Company has been able to produce from its available fish catch and it is possible that oil yields in the future could also adversely impact the Company’s ability to operate profitably.

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

One example of potentially restrictive regulation involves an addendum to a fisheries management plan recommended by a regional regulatory board in August 2005 which, if it were to be adopted by the Commonwealth of Virginia, could limit for a five-year period the annual amount commercial menhaden catch in the Chesapeake Bay to the Company’s 5-year average Bay catch. There is also the possibility, which the Company does not believe is likely, that if the U.S. Secretary of Commerce were to find the Commonwealth of Virginia out of compliance with the management plan, that he could declare a moratorium on all commercial harvesting of menhaden in Virginia waters unless Virginia were to comply with the restriction. See “Item 1 and 2. Business and Properties—Company Overview—Regulation” for more information.

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

Risks Relating to the Company’s Ongoing Operations:

Three of the Company’s four operating plants were severely damaged by Hurricanes Katrina and Rita and the Company has had to undertake substantial rebuilding efforts. As an immediate result of the two hurricanes, approximately 70% of the Company’s operating capacity was impaired. Operations at the Moss Point and Abbeville fish processing facilities and the shipyard were re-established in mid-October 2005, but at reduced processing capabilities. The Company expects that these two facilities will return to full operational status prior to the beginning of the Gulf fishing season in April 2006. The Company is currently rebuilding is Cameron, Louisiana facility and expects it to be fully operational by mid 2006.

The costs of the rebuilding efforts will be substantial and not all costs will be covered by insurance due to deductibles, exclusions and other policy limitations. In addition, there could be some initial loss of productivity as Company personnel become familiar with new equipment and associated new operating procedures. The Company’s failure to successfully rebuild its operations by effectively managing rebuilding costs, as well as any initial loss of productivity from the rebuilding efforts, could have a material adverse effect on the Company’s financial condition and results of operations.

The Company’s plan to operate 31 vessels out of two Gulf of Mexico plants in 2006 rather than three may be unsuccessful. Because of the damages to the Company’s Cameron, Louisiana facility caused by Hurricane Rita, the Company intends to begin its 2006 fishing season by operating its full contingent of 31 Gulf of Mexico fishing vessels out of its two operating facilities in Abbeville, Louisiana and Moss Point, Mississippi. Later in the 2006 fishing season when the Company expects that the Cameron, Louisiana plant will be operational, up to 11 vessels will be shifted to Cameron. This plan will substantially increase the number of vessels at Abbeville and Moss Point to a level that the Company has not operated at previously. Although these two facilities have adequate processing capacity, the Company believes that fishing efforts may be diminished because increased unloading time due to additional vessels will keep some vessels off the fishing grounds during the most optimal fishing times. It is possible that other logistical, mechanical or other manpower constraints arising out of this increased vessel load could also reduce the efficiency of these two plants.

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

The Company may not be able to recruit, train and retain qualified marine personnel in sufficient numbers. The Company’s business is dependent on its ability to recruit, train and retain qualified marine personnel in sufficient numbers such as vessel captains, vessel engineers and other crewmembers. To the extent that the Company is not successful in recruiting, training and retaining these employees in sufficient numbers, its productivity may suffer. If the Company were unable to secure a sufficient number of workers during periods of peak employment, the lack of personnel could have an adverse effect on the Company’s business, results of operations and financial condition. The impact of Hurricanes Katrina and Rita have exacerbated the difficulties of recruiting and retaining qualified marine personnel in the Gulf Coast area.

The Company participates in the United States H2B Visa Program whereby foreign nationals are permitted to enter the United States temporarily and engage in seasonal, non-agricultural employment. The Company utilizes its H2B Visa workers for a portion of its fishing vessel crews and plant personnel. Changes in the H2B Visa Program, the termination of that program, or caps on the number of workers available under that program, could have a material adverse effect upon the Company’s ability to secure a sufficient number of workers during periods of peak employment.

The Company’s Credit Facility and other Fisheries Finance Program loan agreements contain covenants and restrictions that may limit the Company’s financial flexibility. The Company’s Credit Facility with Bank of America, N.A. and the Company’s loan agreements under the Title XI Fisheries Finance Program contain various covenants and restrictions such as prohibitions on dividends and stock repurchases without the lender’s consent. The Credit Facility also contains various financial covenants that provide, for example, that the Company may not report two quarters of consecutive net losses, and that the Company must maintain a certain ratio of earnings to fixed charges. Because the Company did experience net losses in quarters three and four in 2005 and did not maintain the required fixed charge coverage ratio for the fourth quarter of 2005, it requested (and received) a waiver of these two covenants from the bank lender. If the Company were to experience an additional two quarters of consecutive net losses or fail to maintain the fixed charge coverage ratio covenant again, it would require an additional waiver from the bank lender or the Company would be in default under the Credit Facility.

Investment Risks. Investment risks specifically related to the Company’s common stock include:

The Company’s market liquidity for its common stock is relatively low. As of December 31, 2005, the Company had 25,034,309 shares of common stock outstanding. The average daily trading volume in the Company’s common stock during the twelve month period ending December 31, 2005 was approximately 18,900 shares. Although a more active trading market may develop in the future, the limited market liquidity for the Company’s stock could affect a stockholder’s ability to sell at a price satisfactory to that stockholder.

If significant shares eligible for future sale are sold, the result could depress the Company’s stock price by increasing the supply of shares in the market at a time when demand may be limited. As of December 31, 2005, the Company had approximately 25.0 million shares of common stock outstanding, as well as stock options to purchase approximately 4.7 million shares of common stock. Of these options, approximately 4.7 million were exercisable at December 31, 2005. In addition, certain of the Company’s officers and directors have entered into Rule 10b5-1 sales plans with brokers unaffiliated with the Company whereby they have committed to sell automatically and without discretion a predetermined number of shares of Company common stock over a period of time according to their own individual criteria. To the extent that the above stock options are exercised or the above shares are sold, it is possible that the additional shares being offered in the market or the increase in the number of outstanding shares could adversely affect the price for the Company’s common stock.

The Company is controlled by a principal stockholder. Zapata Corporation, a publicly traded company, owns approximately 58% of the Company’s common stock. As a result, Zapata has the ability to elect all the members of the Company’s Board of Directors and otherwise control the management and affairs of the Company. This concentration of ownership makes it unlikely that any other holder or holders of the Company’s common stock will be able to affect the way the Company is managed or the direction of the Company’s business. The interests of Zapata with respect to matters potentially or actually involving or affecting the Company, such as future acquisitions, financings and other corporate opportunities and attempts to acquire the Company, may conflict with the interests of the Company’s other stockholders. Zapata’s ownership will make an unsolicited acquisition of the Company’s common stock more difficult, and could discourage certain types of transactions in which holders of Company common stock might otherwise receive a premium for their shares over current market prices. In addition, because of Zapata’s majority ownership, the Company is a “controlled company” under the New York Stock Exchange corporate governance guidelines and accordingly, is exempt from certain of the NYSE corporate governance requirements.

In December 2005, Zapata issued a press release announcing that Zapata’s Board of Directors had authorized its management to seek a buyer for its 58% interest in the Company. The press release also announced that although Zapata’s Board has asked its management to find a buyer for its interest in the Company, there can be no assurance that any transaction will result from that process.

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

Item 1B.    Unresolved Staff Comments.

None.

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

No matter was submitted to a vote of Omega’s stockholders during the fourth quarter of 2005.

PART II

Item 5.    Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omega’s common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “OME”. The daily high and low sales prices for the common stock, as reported in the consolidated transactions reporting system, as well as the amounts per share of dividends declared during 2005 and 2004, for each quarterly period ending on the date indicated, are shown in the following table.

	Dec. 31, 2005	Sep. 30, 2005	Jun. 30, 2005	Mar. 31, 2005	Dec. 31, 2004	Sep. 30, 2004	Jun. 30, 2004	Mar. 31, 2004
High sales price	$7.49	$8.10	$7.15	$9.46	$9.45	$10.32	$11.80	$8.25
Low sales price	5.91	6.18	5.85	6.01	7.25	7.60	7.30	6.56

On February 21, 2006, the closing price of Omega’s common stock, as reported by the NYSE, was $6.45 per share. As of February 21, 2006, there were approximately 32 holders of record of Omega’s common stock. This number does not include any beneficial owners for whom shares may be held in a “nominee” or “street” name.

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

The Company did not repurchase any of its common stock in 2005.

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

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share amounts)
INCOME STATEMENT DATA:
Revenues	$109,896	$119,645	$117,926	$117,008	$98,752
Operating income (loss)	(10,887)	5,288	9,529	18,669	5,807
Net income (loss)	(7,186)	3,202	5,798	12,169	3,885
Per share income (loss) basic	(0.29)	0.13	0.24	0.51	0.16
Per share income (loss) diluted	(0.29)	0.12	0.22	0.48	0.16
CASH FLOW DATA:
Capital expenditures	17,283	22,907	14,930	7,765	1,921
BALANCE SHEET DATA (end of period):
Working capital	$79,120	$73,137	$80,937	$71,851	$54,216
Property and equipment, net	93,965	97,766	85,231	80,713	82,030
Total assets	200,227	190,162	186,168	179,027	165,227
Current maturities of long-term debt	2,443	1,661	1,566	1,270	1,296
Long-term debt	27,658	15,943	17,605	14,239	15,510
Stockholders’ equity	142,367	149,667	145,217	135,036	127,445

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

General

Business.    Omega is the largest U.S. producer of protein-rich meal and oil derived from marine sources. The Company’s products are produced from menhaden (a herring-like fish found in commercial quantities), and include regular grade and value-added specialty fish meals, crude and refined fish oils and fish solubles. The Company’s fish meal products are used as nutritional feed additives by animal feed manufacturers and by commercial livestock producers. The Company’s crude fish oil is sold to food producers and feed manufacturers, and its refined fish oil products are used in food production and certain industrial applications. Fish solubles are sold as protein additives for animal feed and as fertilizers.

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

The Company is currently rebuilding its Cameron, Louisiana facility and expects it to be fully operational by mid 2006. The Company currently estimates that its full contingent of 31 Gulf of Mexico fishing vessels will begin the 2006 fishing season and will be capable of unloading its fish catch at the Company’s Moss Point and Abbeville fish processing facilities. Although these facilities have adequate processing capacity, the Company believes that fishing efforts may be diminished because increased unloading time due to additional vessels could keep some vessels off the fishing grounds during the most optimal fishing times.

The fish catch is processed into three general types of products; fish meal, fish oil and fish solubles at the Company’s four meal and oil processing plants, two in Louisiana, one in Mississippi and one in Virginia.

Harvesting and Production.    The following table summarizes the Company’s harvesting and production for the indicated periods:

	Years Ended December 31,
	2005	2004	2003
Fish catch (tons) (1)	522,399	534,761	543,404
Production (tons):
Fish meal
Regular grade	30,944	29,016	40,795
Special Select	82,452	84,060	73,098
Sea-Lac	22,751	25,862	29,308
Oil
Crude	53,140	51,060	53,813
Refined	6,335	6,447	5,616
Solubles	6,439	5,492	5,821

Total Production	202,061	201,937	208,451

(1)	Fish catch has been converted to tons using the National Marine Fisheries Service (“NMFS”) fish catch conversion ratio of 670 pounds per 1,000 fish.

In 2002, the Company’s total production was 241,972 tons of meal, oil and solubles. During 2005, 2004 and 2003, the Company experienced a poor fish catch (approximately 11%, 18% and 11%, respectively, below expectations and a similar reduction from 2002 actual results), combined with poor oil yields. In 2005, the reduced fish catch was primarily attributable to Hurricanes Katrina and Rita and the subsequent loss of substantially all Gulf operating capacity resulting from those hurricanes. In 2004 and 2003, the reduced fish catch was primarily attributable to adverse weather conditions and the poor oil yields were due to the reduced fat content of the fish. As a result of the poor fish catch and reduced yields, the Company experienced significantly higher per unit product costs (approximately 15% increase) during 2004 compared to 2003. The impact of higher cost inventories and fewer volumes available for sale was carried forward and has adversely affected the Company’s earnings through the first and second quarters of 2005. During the third quarter of 2005, the Company suffered plant closures due to Hurricanes Katrina and Rita. The direct impact of the hurricanes upon the Company was loss of physical inventories and physical damage to three plants. The interruption of processing capabilities caused the Company to address the impact of abnormal downtime of its processing facilities, which resulted in the immediate recognition of costs which would ordinarily have been captured as inventory costs. The amounts of these losses were substantial and are more fully described in Notes 2, 3, 5 and 12 of Notes to Consolidated Financial Statements.

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

During 2002, the Company developed a business plan to expand its purchase and resale of other manufacturers’ fish meal and fish oil products and engaged a full-time consultant to implement the Company’s business plan which focused initially on the purchase and resale of Mexican fish meal and fish oil. In 2002, revenues generated from these types of transactions represented less than 2% of total Company revenues. During 2003 and again in 2004, the Company’s fish catch and resultant product inventories were reduced, primarily due to adverse weather conditions. The Company supplemented its inventories and subsequent sales by purchasing other fish meal and oil products. Although operating margins from these activities are less than the margins typically generated from the Company’s base domestic production, these operations provide the Company with a source of fish meal and oil to sell into other markets where the Company has not historically had a presence. The Company purchased products totaling approximately 16,555 and 17,800 tons, or approximately 8% and 8% of total volume sales for the fiscal year ended December 31, 2005 and 2004, respectively.

Historically, approximately 35% to 40% of Omega’s FAQ fish meal was sold on a two-to-twelve-month forward contract basis. The balance of regular grade and other products was substantially sold on a spot basis through purchase orders. The Company began a similar forward sales program for its specialty grade meals and crude fish oil for 2002 due to increasing demand for these products. During 2003, 2004 and 2005 approximately 50%, 43% and 70% respectively, of its specialty meals and crude fish oil had been sold on a forward contract basis. The Company’s annual revenues are highly dependent on both annual fish catch and inventories and, in addition, inventory is generally carried over from one year to another year. The Company determines the level of inventory to be carried over based on prevailing market prices of the products and anticipated customer usage and demand during the off season. Thus, production volume does not necessarily correlate with sales volume in the same year and sales volumes will fluctuate from quarter to quarter. The Company’s fish meal products have a useable life of approximately one year from date of production. Practically, however, the Company typically attempts to empty its warehouses of the previous season’s products by the second or third month of the new fishing season. The Company’s crude fish oil products do not lose efficacy unless exposed to oxygen and therefore, their storage life typically is longer than that of fish meal.

The following table sets forth the Company’s revenues by product (in millions) and the approximate percentage of total revenues represented thereby, for the indicated periods:

	Years Ended December 31,
	2005		2004		2003
	Revenues	Percent	Revenues	Percent	Revenues	Percent
Regular Grade	$19.4	17.7%	$20.7	17.3%	$26.5	22.5%
Special Select	48.5	44.1	49.5	41.4	39.5	33.5
SeaLac	17.7	16.1	18.6	15.6	14.5	12.3
Crude Oil	17.3	15.7	24.3	20.3	31.5	26.7
Refined Oil	5.3	4.8	4.7	3.9	3.8	3.2
Fish Solubles	1.7	1.6	1.8	1.5	2.1	1.8

Total	$109.9	100.0%	$119.6	100.0%	$117.9	100.0%

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

On September 2, 2004, pursuant to the Title XI program, the United States Department of Commerce approved a financing application made by the Company in the amount of $14 million (the “Approval Letter”). In December 2004, the Company submitted a $4.9 million financing request to be drawn against the $14 million approved financing application. In 2005, the Company amended the request to include the entire $14 million, and closed on this loan in October 2005. On December 1, 2005, pursuant to the Title XI program, the United States Department of Commerce approved another financing application made by the Company in the amount of $16.4 million. The Company expects that this loan, or some portion of it, will close in the latter part of 2006. Borrowings under this Title XI program may be used for refurbishment of the Company’s fishing vessels and capital expenditures relating to the Company’s shore-side fishing assets. The Title XI loans are secured by liens on certain of the Company’s fishing vessels and mortgages on the Company’s Reedville, Virginia and Abbeville and Cameron, Louisiana plants.

Omega had an unrestricted cash balance of $26.4 million at December 31, 2005, down $6.4 million from December 31, 2004. This decrease was due primarily to capital expenditures, purchase of additional property adjacent to the Moss Point, Mississippi facility, and costs associated with the fishing season production and hurricane rebuilding efforts. The Company’s liquidity is greatly influenced by the selling prices received for its products. Should the Company experience decreased pricing in the future, as it experienced in 1999 and 2000, liquidity would decline and the Company would likely have to utilize its working capital credit facility. Additionally, as a result of hurricanes Katrina and Rita, the Company suffered significant damages to property and equipment that will need to be repaired or replaced in the near future. Insurance proceeds are not expected to fully cover all of those costs and the remainder will be funded from the Company’s existing cash balances and Credit Facility. The Company’s long-term debt at December 31, 2005 and December 31, 2004 was $27.7 million and $15.9 million, respectively. Current maturities attributable to the Company’s long-term debt were $2.4 and $1.7 million at December 31, 2005 and December 31, 2004, respectively. The Company did not utilize its working capital credit facility during 2005 or 2004 other than for $8.0 and $2.7 million, respectively, in standby letters of credit used to support Company workers compensation programs in 2005 and 2004 and to purchase fish meal from a third party in 2005. As of December 31, 2005, the Company had $10.1 million available under its working capital credit facility. The Company has no off-balance sheet arrangements other than normal operating leases and standby letters of credit.

The following tables aggregate information about the Company’s contractual cash obligations and other commercial commitments (in thousands) as of December 31, 2005:

	Payments Due by Period
Contractual Cash Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years
Long Term Debt	$30,101	$2,443	$5,062	$4,278	$18,318
Interest on long term debt	13,693	1,833	3,439	2,776	5,645
Fish Meal Purchase (1)	2,618	2,618	—	—	—
Operating Leases	6,273	740	1,397	1,304	2,832
Minimum Pension Liability (2)	10,932	—	—	—	10,932
Standby Letters of Credit (3)	8,030	8,030	—	—	—

Total Contractual Cash Obligations	$71,647	$15,664	$9,898	$8,358	$37,727

(1)	This amount represents the fish meal purchase not related to standby letters of credit. An additional $5,056,000 of fish meal purchases is contained in standby letters of credit obligation.

(2)	The Company expects to make contributions of $2.6 million to the pension plan in 2006.

(3)	As of December 31, 2005, the Company had no outstanding borrowings under the $20 million Credit Facility other than $8.0 million in standby letters of credit. In September 2004 the United States Department of Commerce Fisheries Finance Program approved a $14 million financing application (“Approval Letter”) made by the Company. As of December 31, 2005, the Company had closed on the $14 million loan.

Net operating activities provided (used) cash of approximately $(4.1) and $20.6 million for the years ended December 31, 2005 and 2004, respectively. The decrease in operating activities is primarily attributable to the change in activities relating to increased inventory and losses associated with hurricanes Katrina and Rita.

Net investing activities used cash of $15.2 million and $22.8 million for the years ended December 31, 2005 and 2004, respectively. In addition to any future capital expenditures related to the hurricanes, the Company’s investing activities consists mainly of capital expenditures for equipment purchases, replacements, vessel refurbishments, and fish oil refining processes. In addition to any future capital expenditures related to the hurricanes, the Company anticipates making approximately $8 million in capital expenditures in 2006, which will be used to refurbish vessels, plant assets and to repair certain equipment. Investing activities also includes the receipt of $2.0 million from an insurance company relating to hurricanes Katrina and Rita for the year ending December 31, 2005.

Net financing activities provided (used) cash of $12.9 million and $(404,000) during the years ended December 31, 2005 and 2004, respectively. The year 2005 included $1.5 million used for payments of debt obligations which was offset by $14 million in proceeds from Title XI debt. The year 2004 included $1.6 million for payments of debt obligations offset by $1.2 million in proceeds by the exercise of stock options.

On December 20, 2000 the Company entered into a $20 million revolving credit agreement with Bank of America, N.A. (the “Credit Facility”). Borrowings under this facility may be used for working capital and capital expenditures. The Company is required to comply with certain financial covenants from and after the last day of any month in which the Credit Facility’s availability is less than $3 million on any date or the Credit Facility’s availability averages less than $6 million for any calendar month. The Credit Facility was amended on October 11, 2005, to increase the amount of Title XI loans that the Company is permitted to borrow from $25 million to $31 million. The Credit Facility was further amended on November 16, 2005, to among other things, extend the term of the Credit Facility from December 20, 2006 to October 31, 2007, decrease the maximum borrowing availability tied to the Company’s eligible inventory from $12 million to $10 million, add a covenant that the Company may not generate a net loss for any two consecutive quarters, increase the Fixed Charge Coverage Ratio to be less than 1.25 to 1, as measured on a quarterly basis using the consolidated results of the four fiscal quarter period ending with the applicable reporting period and reduce both the unused commitment fee and interest rates. A commitment fee of 37.5 basis points per annum is payable quarterly on the actual daily amount of the availability under the Credit Facility. The applicable interest rate will be adjusted (up or down) prospectively on a quarterly basis from LIBOR plus 2.00% to LIBOR plus 2.50% or at the Company’s option, Prime minus 0.50% to Prime plus 0.00%, depending upon the Fixed Charge Coverage Ratio being greater than 2.5 times to less than or equal to 1.5 times, respectively. The Credit Facility is collateralized by all of the Company’s trade receivables, inventory and equipment. In addition, the Credit Facility does not allow for the payment of cash dividends or stock repurchases.

As of December 31, 2005, the Company was out of compliance with the Minimum Net Income covenant in the Credit Facility due to its reporting of net losses for two consecutive quarters (third and fourth quarters of 2005). The Company notified the lender of the covenant non-compliance and received a waiver from the lender.

As of December 31, 2005, the Company was out of compliance with the Ratio of Earnings to Fixed Charges covenant in the Credit Facility. The Company notified the lender of the covenant non-compliance and received a waiver from the lender.

As of December 31, 2005, the Company had no borrowings outstanding under the Credit Facility. At December 31, 2005 and 2004, the Company had outstanding letters of credit under the Credit Facility totaling approximately $8.0 million and $2.7 million, respectively, issued primarily in support of worker’s compensation insurance programs in 2005 and 2004 and to purchase fish meal from a third party in 2005.

In September 2004, the United States Department of Commerce Fisheries Finance Program (the “FFP”) approved the Company’s financing application in an amount not to exceed $14 million (the “Approval Letter”). Borrowings under the Approval Letter are to be used to finance and/or refinance approximately 73% of the actual depreciable cost of the Company’s future fishing vessel refurbishments and capital expenditures relating to shore-side fishing assets, for a term not to exceed 15 years from inception at interest rates determined by the U.S. Treasury. Final approval for all such future projects requires individual approval through the Secretary of Commerce, National Oceanic and Atmospheric Administration, and National Marine Fisheries Service (“National Marine Fisheries Service”). Borrowings under the FFP are required to be evidenced by secured agreements, undertakings, and other documents of whatsoever nature deemed by the National Marine Fisheries Service’s sole discretion, as necessary to accomplish the intent and purpose of the Approval Letter. The Company is required to comply with customary National Marine Fisheries Service covenants as well as certain special covenants. In December 2004, the Company submitted a $4.9 million financing request against the $14 million approval, and subsequently amended that request to include the entire $14 million. The Company closed on the $14 million FFP loan on October 17, 2005. On December 1, 2005, pursuant to the Title XI program, the United States Department of Commerce approved another financing application made by the Company in the amount of $16.4 million. The Company expects to close on a portion of this application in the latter part of 2006.

The Company’s principal raw material is menhaden, a species of fish that inhabits coastal and inland tidal waters in the United States. Menhaden are undesirable for direct human consumption due to their small size, prominent bones and high oil content. Certain state agencies, as well as interstate compacts, impose resource depletion restrictions on menhaden pursuant to fisheries management legislation or regulations and may impose additional legislation or regulations in the future. For example, in August 2005, the Management Board of the ASMFC approved an addendum to an existing Fishery Management Plan. The addendum, if it were to be accepted and implemented by the Commonwealth of Virginia as an ASMFC member, would establish an annual cap for a five year period beginning in 2006 on the Company’s menhaden landings from the Chesapeake Bay in an amount equal to the Company’s average annual landings over a five year period. The Company estimates that this annual limitation would be approximately 106,000 metric tons. Had the cap been in place for the 2005 fishing season, it would not have impacted the Company’s 2005 fishing operations in the Chesapeake Bay. However, in this case, the Virginia legislature did not approve the recommended cap, and the Virginia Attorney General later issued an advisory opinion that the Management Board exceeded its authority when it adopted the recommended cap. See “Item 1 and 2. Business and Properties—Company Overview—Regulation.” To date, the Company has not experienced any material adverse impact on its fish catch or results of operations as a result of these recommended restrictions.

The Company from time to time considers potential transactions including, but not limited to, enhancement of physical facilities to improve production capabilities and the acquisition of other businesses. Certain of the potential transactions reviewed by the Company would, if completed, result in its entering new lines of business (generally including certain businesses to which the Company sells its products such as pet food manufacturers, aquaculture feed manufacturers, fertilizer companies and organic foods distributors), although historically, reviewed opportunities have been generally related in some manner to the Company’s existing operations or which would have added new protein products to the Company’s product lines. Although the Company does not, as of the date hereof, have any commitment with respect to a material acquisition, it could enter into such agreement in the future.

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

The Company believes that the existing cash, cash equivalents, short-term investments and funds available through its Credit Facility will be sufficient to meet its working capital and capital expenditure requirements through at least the next twelve months. In addition, the Company expects to receive insurance proceeds from hurricane damages to assist in meeting its capital expenditures.

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

Hurricane Losses

On August 29, 2005, the Company’s Moss Point, Mississippi fish processing facility and adjacent shipyard were severely damaged by Hurricane Katrina. On September 25, 2005, the Company’s Cameron, Louisiana and Abbeville, Louisiana fish processing facilities were also severely damaged by Hurricane Rita. Each of these facilities was non-operational immediately after these weather events. Operations at the Moss Point fish processing facility, the Abbeville fish processing facility and the shipyard were re-established in mid-October, 2005, but at reduced processing capabilities. The Company is currently rebuilding its Cameron, Louisiana facility and expects it to be fully operational by mid 2006.

The direct impact of the two hurricanes upon the Company was a loss of physical inventories and physical damage to the plants. The interruption of processing capabilities caused the Company to address the impact of abnormal downtime of its processing facilities, which resulted in the immediate recognition of costs which would ordinarily have been captured as inventory costs. The amounts of these losses are more fully described in Notes 2, 3, 5 and 12.

The Company maintains insurance coverage for a variety of these damages, most notably property, inventory and vessel insurance. The nature and extent of the insurance coverage varies by line of policy and the Company has recorded insurance recoveries as accounts receivable based on estimates. The Company anticipates that further recoveries could be available, but such additional recoveries will require further analysis and discussions with the Company’s insurance carriers and adjusters. Such recoveries, if any, would be recognized in future periods once they are deemed probable. The Company does not maintain business interruption insurance in any material amounts.

Revenue Recognition

The Company derives revenue principally from the sales of a variety of protein and oil products derived from menhaden. The Company recognizes revenue for the sale of its products when title and rewards of ownership to its products are transferred to the customer.

Impairment of Long-Lived Assets

The Company evaluates at each balance sheet date the continued appropriateness of the carrying value of its long-lived assets including its long-term receivables and property, plant and equipment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposals of Long-Lived Assets.” The Company reviews long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of any such assets or grouping of assets may not be recoverable. The Company has grouped certain assets together (primarily marine vessels) for impairment testing on a fleet basis. If indicators of impairment are present, management would evaluate the undiscounted cash flows estimated to be generated by those assets or grouping of assets compared to the carrying amount of those items. The net carrying value of assets or grouping of assets not recoverable is reduced to fair value. The Company considers continued operating losses, or significant and long-term changes in business conditions, to be its primary indicators of potential impairment.

Property, Equipment and Depreciation

Property and equipment additions are recorded at cost. Depreciation of property and equipment is computed by the straight-line method at rates expected to amortize the cost of property and equipment, net of salvage value, over their estimated useful lives. Estimated useful lives, determined at the date of acquisition, of new assets acquired are based primarily on the review of existing property and equipment. Estimated useful lives are as follow:

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

Any costs incurred during abnormal downtime related to activity at the Company’s plants are charged to expense as incurred.

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

Results of Operations

The following table sets forth as a percentage of revenues, certain items of the Company’s operations for each of the indicated periods.

	Years Ended December 31,
	2005	2004	2003
Revenues	100.0%	100.0%	100.0%
Cost of sales	83.7	87.1	84.0

Gross profit	16.3	12.9	16.0
Selling, general and administrative expenses	11.7	8.3	8.0
Loss resulting from natural disaster, net	14.3	—	—
Loss (gain) on disposal of assets	0.2	0.2	(0.1)

Operating income (loss)	(9.9)	4.4	8.1
Interest income	0.6	0.5	0.4
Interest expense	(1.1)	(0.8)	(1.0)
Other income (expense)	0.0	(0.2)	(0.2)

Income (loss) before income taxes	(10.4)	3.9	7.3
Provision (benefit) for income taxes	(3.9)	1.2	2.4

Net (loss) income	(6.5)	2.7	4.9

2005—2004

Revenues.    Revenues decreased $9.7 million or 8.1%, from $119.6 million in 2004 as compared to $109.9 million in 2005. The decrease in revenues was due to lower sales volumes of 6.7% and 26.5% for the Company’s fish meal and fish oil, respectively. The decrease in revenue was offset by 2005 sales prices of the Company’s fish meal and fish oil which increased by 4.4% and 5.6%, respectively, as compared to the 2004 sales prices. Considering both fish meal and fish oil sales activities, the Company experienced a $14.2 million decrease in revenues due to reduced sales volumes, offset by an increase of $4.0 million in sales caused by increased sales prices, when comparing 2005 to 2004.

Cost of Sales.    Cost of sales, including depreciation and amortization, for 2005 was $92.0 million, a $12.3 million decrease or 11.8% as compared to 2004. Cost of sales as a percentage of revenues was 83.7% for 2005 as compared to 87.1% for 2004. The 3.4% decrease in cost of sales as percentage of revenue was primarily due to increased sales prices, as noted above, in 2005 as compared to 2004 and decreased per unit product costs in 2005 as compared to 2004 due to increased production during the period the Gulf of Mexico plants were operational in 2005.

Gross Profit.    Gross profit increased $2.5 million or 16.2% from $15.4 million in 2004 to $17.9 million in 2005. As a percentage of revenues the Company’s gross profit margin increased 3.4% in 2005 as compared to 2004. The increase in gross profit was primarily due to the 11.8% decrease in cost of sales as a result of the factors discussed above.

Selling, general and administrative expenses.    Selling, general and administrative expenses increased $3.0 million or 30.3% from $9.9 million in 2004 to $12.9 million in 2005. The increase was primarily due to increased expenditures related to the Company’s governmental relations program, increased audit fees, increases in employee-related costs and expenses, marketing expenditures and expenses associated with abandoned acquisition activity.

Loss resulting from natural disaster.    For the year ended December 31, 2005, the Company incurred losses, net of insurance receivable, of $15.7 million relating to damages incurred at its Moss Point, Mississippi fish processing facility and adjacent shipyard from Hurricane Katrina, and damages incurred at its Cameron and Abbeville, Louisiana fish processing facilities from Hurricane Rita.

Loss on disposal of assets.    Loss on disposal of assets decreased $38,000 from a loss of $187,000 in 2004 to a loss of $149,000 in 2005. The decrease was the result of losses on the disposal of miscellaneous assets in 2005.

Operating income (loss).    As a result of the factors discussed above, the Company’s operating income (loss) decreased $16.2 million from $5.3 million in 2004 to a loss of $10.9 million in 2005. As a percentage of revenues, operating income (loss) decreased 14.3% from 4.4% in 2004 to (9.9)% in 2005.

Interest income.    Interest income increased by $21,000 from $594,000 in 2004 to $615,000 in 2005. The increase was primarily due to higher returns on the Company’s cash and cash equivalents.

Interest expense.    Interest expense increased $290,000 from $965,000 in 2004 to $1,255,000 in 2005. The increase in interest expense was primarily due to interest associated with the addition $14 million in debt which was obtained in October 2005.

Other income (expense), net.    Other income (expense), net increased by $294,000 from ($221,000) in 2004 to $73,000 in 2005. The increase in other income (expense), net was primarily the result of a gain associated with the involuntary conversion of a piece of equipment resulting from a fire.

Provision (benefit) for income taxes.    The Company recorded a $4.3 million benefit for income taxes in 2005 representing an effective tax rate of 37.2% for income taxes compared to 31.8% in 2004. This increase in the effective tax rate is due to the tax benefit on foreign sales exclusions and net state tax benefits. The Company believes that it is more probable than not that the recorded estimated deferred tax asset benefits and state operating loss carry-forwards will be realized. The statutory tax rate of 34% for U.S. federal taxes was in effect for the respective periods.

2004—2003

Revenues.    Revenues increased $1.7 million or 1.4%, from $117.9 million in 2003 as compared to $119.6 million in 2004. The increase in revenues was due to higher selling prices of 7.4% and 16.4% for the Company’s fish meal and fish oil, respectively. Sales volumes of the Company’s fish meal in 2004 increased by 3.2% while 2004 sales volumes of the Company’s fish oil decreased by 29.1%. Considering both fish meal and fish oil sales activities, the Company experienced an $8.4 million increase in revenues due to higher prices, offset by a reduction of $6.6 million in sales caused by reduced sales volumes, when comparing 2004 to 2003. The Company attributes the lower fiscal 2004 oil sales volumes to a reduction in fish oil inventories carried over the previous year and reduced fish catch during 2004 attributable to adverse weather conditions resulting in fewer volumes available for sale; fish meal volume sales were supplemented by purchased products. The Company attributes the higher fish meal and fish oil prices to lower available world supplies of fish meal and fish oil and higher prices for other competing proteins and fats.

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

Provision for income taxes.    The Company recorded a $1.5 million provision for income taxes in 2004 representing an effective tax rate of 31.8% for income taxes compared to 32.6% in 2003. The Company believes that it is more probable than not that the recorded estimated deferred tax asset benefits and state operating loss carry-forwards will be realized. The statutory tax rate of 34% for U.S. federal taxes was in effect for the respective periods.

Recently Issued Accounting Standards

In November 2004, the Financial Accounting Standards Boards (“FASB”) issued SFAS No. 151, “Inventory Costs.” The statement amends Accounting Research Bulletin (“ARB”) No. 43, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. ARB No. 43 previously stated that these costs must be “so abnormal as to require treatment as current-period charges.” SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for fiscal years beginning after the issue date of the statement. The adoption of SFAS No. 151 is not expected to have any impact on the Company’s current financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29.” APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the opinion that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges on nonmonetary assets whose results are not expected to significantly change the future cash flows of the entity. SFAS No. 153 is effective for the Company beginning fiscal 2006. The adoption of SFAS No. 153 is not expected to have any impact on the Company’s current financial condition, results of operations or cash flow.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and it also supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash

Flows.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as an expense in the Company’s financial statements based on their fair value. SFAS No. 123R is effective at the beginning of the annual period beginning after June 15, 2005. Based on the options not vested as of December 31, 2005, the adoption of SFAS No. 123R is not expected to have a material impact on the Company’s current financial condition, results of operations or cash flows. See the Stock-Based Compensation section of Note 1 to the Consolidated Financial Statements for the impact of this statement on our consolidated results.

In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 regarding the Staff’s interpretation of SFAS No. 123(R). This interpretation provides the Staff’s views regarding interactions between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The interpretive guidance is intended to assist companies in applying the provisions of SFAS No. 123(R) and investors and users of the financial statements in analyzing the information provided. We will follow the guidance prescribed in SAB No. 107 in connection with our adoption of SFAS No. 123(R).

In March 2005, the FASB issued Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations—an Interpretation of FASB Statement No. 143.” This interpretation clarifies the timing of liability recognition for legal obligations associated with an asset retirement when the timing and (or) method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN No. 47 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—A replacement of APB Opinion No. 20 and FASB Statement No. 30” (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for, and reporting of, a change in accounting principles. This statement applies to all voluntary changes in accounting principles and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Under previous guidance, changes in accounting principle were recognized as a cumulative affect in the net income of the period of the change. SFAS 154 requires retrospective application of changes in accounting principle, limited to the direct effects of the change, to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Additionally, this Statement requires that a change in depreciation, amortization or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate affected by a change in accounting principle and that correction of errors in previously issued financial statements should be termed a “restatement.” The provisions in SFAS 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005, which is effective with our first quarter of our fiscal 2006. We intend to adopt the disclosure requirements upon the effective date of the pronouncement. We do not believe that the adoption of this pronouncement will have a material effect on our consolidated financial position, result of operations or cash flows.

Seasonal and Quarterly Results

The Company’s menhaden harvesting and processing business is seasonal in nature. The Company generally has higher sales during the menhaden harvesting season (which includes the second and third quarter of each year) due to increased product availability, but prices during the fishing season tend to be lower than during the off-season. As a result, the Company’s quarterly operating results have fluctuated in the past and may fluctuate in the future. In addition, from time to time the Company defers sales of inventory based on worldwide prices for competing products that affect prices for the Company’s products which may affect comparable period comparisons. Quarterly financial data contained in Note 17 to the Company’s Consolidated Financial Statements included in Item 8 of this Report are incorporated herein by reference.

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

Item 8.    Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Omega Protein Corporation:

We have completed integrated audits of Omega Protein Corporation’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing in Item 15(a)(1) present fairly, in all material respects, the financial position of Omega Protein Corporation and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing in Item 15(a)(1) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in “Management’s Report on Internal Control Over Financial Reporting” appearing under item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for their assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PRICEWATERHOUSECOOPERS LLP

New Orleans, Louisiana

March 10, 2006

OMEGA PROTEIN CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2005	December 31, 2004
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$26,362	$32,757
Receivables, net	23,941	14,025
Amounts due from majority owner	105	105
Inventories	46,860	40,442
Prepaid expenses and other current assets	1,122	1,515

Total current assets	98,390	88,844
Other assets, net	1,579	1,798
Deferred tax assets, net	6,293	1,754
Property, plant and equipment, net	93,965	97,766

Total assets	$200,227	$190,162

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$2,443	$1,661
Accounts payable	3,849	2,529
Accrued liabilities	12,202	10,233
Deferred tax liabilities, net	776	1,284

Total current liabilities	19,270	15,707
Long-term debt, net of current maturities	27,658	15,943
Pension liabilities, net	10,932	8,845

Total liabilities	57,860	40,495

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 10,000,000 shares; none issued	—	—
Common Stock, $0.01 par value; authorized 80,000,000 shares; 25,447,409 and 25,258,309 shares issued and 25,034,309 and 24,845,209 shares outstanding at December 31, 2005 and 2004, respectively	255	253
Capital in excess of par value	116,512	115,803
Retained earnings	35,253	42,439
Accumulated other comprehensive loss	(7,618)	(6,793)
Common stock in treasury, at cost—413,100 shares	(2,035)	(2,035)

Total stockholders’ equity	142,367	149,667

Total liabilities and stockholders’ equity	$200,227	$190,162

The accompanying notes are an integral part of the consolidated financial statements.

OMEGA PROTEIN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2005	2004	2003
	(in thousands, except per share amounts)
Revenues	$109,896	$119,645	$117,926
Cost of sales	91,985	104,237	99,028

Gross profit	17,911	15,408	18,898
Selling, general and administrative expenses	12,906	9,933	9,484
Loss resulting form natural disaster, net (see Note 12—Hurricane Losses)	15,743	—	—
Loss (gain) on disposal of assets	149	187	(115)

Operating income (loss)	(10,887)	5,288	9,529
Interest income	615	594	443
Interest expense	(1,255)	(965)	(1,134)
Other income (expense), net	73	(221)	(234)

Income (loss) before income taxes	(11,454)	4,696	8,604
Provision (benefit) for income taxes	(4,268)	1,494	2,806

Net income (loss)	$(7,186)	$3,202	$5,798

Basic earnings (loss) per share	$(0.29)	$0.13	$0.24

Weighted average common shares outstanding	24,974	24,514	24,193

Diluted earnings (loss) per share	$(0.29)	$0.12	$0.22

Weighted average common shares and potential common shares outstanding	24,974	26,429	25,807

The accompanying notes are an integral part of the consolidated financial statements.

OMEGA PROTEIN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2005	2004	2003
	(in thousands)
Cash flow (used in) provided by operating activities:
Net income (loss)	$(7,186)	$3,202	$5,798
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	13,301	11,066	12,903
Involuntary conversion from natural disaster	8,324	—	—
Loss (Gain) on disposal of assets, net	149	187	(115)
Provisions for losses on receivables	30	11	191
Deferred income taxes	(4,268)	1,494	2,806
Changes in assets and liabilities:
Receivables	(11,946)	5,830	(7,007)
Amounts due from majority owner	—	3	(105)
Inventories	(6,418)	(37)	1,534
Prepaid expenses and other current assets	393	5	(636)
Other assets	(528)	328	392
Accounts payable	1,320	(855)	765
Accrued liabilities	1,969	(1,325)	(3,322)
Pension liability, net	817	696	(1,428)
Other, net	(61)	20	118

Total adjustments	3,082	17,423	6,096

Net cash (used in) provided by operating activities	(4,104)	20,625	11,894

Cash flow provided by (used in) investing activities:
Proceeds from disposition of assets	364	74	162
Proceeds from insurance company, hurricanes	2,000	—	—
Capital expenditures	(17,590)	(22,907)	(14,930)

Net cash used in investing activities	(15,226)	(22,833)	(14,768)

Cash flow (used in) provided by financing activities:
Principal payments of long term debt	(1,503)	(1,567)	(1,690)
Proceeds from borrowings	14,000	—	5,352
Proceeds from stock options exercised	425	1,163	1,174

Net cash provided by (used in) financing activities	12,922	(404)	4,836

Effect of exchange rate changes on cash and cash equivalents	13	(5)	(38)

Net (decrease) increase in cash and cash equivalents	(6,395)	(2,617)	1,924
Cash and cash equivalents at beginning of year	32,757	35,374	33,450

Cash and cash equivalents at end of year	$26,362	$32,757	$35,374

Supplemental cash flow information:
Cash paid (received) during the year for:
Interest	$1,153	$1,236	$1,030
Income taxes	$—	$(500)	$500

In 2005, 2004 and 2003, approximately 0, 2,700, and 12,000 shares, respectively, of the Company’s common stock were issued to Directors as fees in a non cash transaction as payment in lieu of Board retainer and per diem fees. Expenses were recognized on these non cash transactions of $0, $21,000, and $60,000 for 2005, 2004, and 2003, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

OMEGA PROTEIN CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Capital Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Amount	Total Stockholders’ Equity
	Shares	Amount
	(in thousands)
Balance at December 31, 2002	24,383	$244	$112,025	$33,439	$(8,637)	$(2,035)	$135,036
Issuance of common stock	419	4	1,278	—	—	—	1,282
Tax benefit from exercise of stock options			387	—	—	—	387
Comprehensive income:
Net income	—	—	—	5,798	—	—	5,798
Other comprehensive income:
Minimum pension liability, net of tax expense of $1,418	—	—	—	—	2,752	—	2,752
Foreign translation adjustment, net of tax benefit	—	—	—	—	(38)		(38)

Total comprehensive income	—	—	—	5,798	2,714	—	8,512

Balance at December 31, 2003	24,802	$248	$113,690	$39,237	$(5,923)	$(2,035)	$145,217
Issuance of common stock	457	5	1,194	—	—	—	1,199
Tax benefit from exercise of stock options			919	—	—	—	919
Comprehensive income:
Net income	—	—	—	3,202	—	—	3,202
Other comprehensive loss:
Minimum pension liability, net of tax benefit of $446	—	—	—	—	(865)	—	(865)
Foreign translation adjustment, net of tax benefit	—	—	—	—	(5)	—	(5)

Total comprehensive income (loss)	—	—	—	3,202	(870)	—	2,332

Balance at December 31, 2004	25,259	$253	$115,803	$42,439	$(6,793)	$(2,035)	$149,667
Issuance of common stock	188	2	362	—	—	—	364
Tax benefit from exercise of stock options	—	—	347	—	—	—	347
Comprehensive income (loss):
Net loss	—	—	—	(7,186)	—	—	(7,186)
Other comprehensive loss:
Minimum pension liability, net of tax benefit of $432	—	—	—	—	(838)	—	(838)
Foreign translation adjustment, net of tax benefit	—	—	—	—	13	—	13

Total comprehensive loss	—	—	—	(7,186)	(825)	—	(8,011)

Balance at December 31, 2005	25,447	$255	$116,512	$35,253	$(7,618)	$(2,035)	$142,367

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

The Company has reclassified certain amounts previously reported to conform with the presentation at December 31, 2005.

Hurricane Losses

On August 29, 2005, the Company’s Moss Point, Mississippi fish processing facility and adjacent shipyard were severely damaged by Hurricane Katrina. On September 25, 2005, the Company’s Cameron, Louisiana and Abbeville, Louisiana fish processing facilities were also severely damaged by Hurricane Rita. Each of these facilities was non-operational immediately after these weather events. Operations at the Moss Point fish processing facility, the Abbeville fish processing facility and the shipyard were re-established in mid-October, 2005, but at reduced processing capabilities. The Company is currently rebuilding its Cameron, Louisiana facility and expects it to be fully operational by mid 2006.

The direct impact of the two hurricanes upon the Company was a loss of physical inventories and physical damage to the plants. The interruption of processing capabilities caused the Company to address the impact of abnormal downtime of its processing facilities, which resulted in the immediate recognition of costs which would ordinarily have been captured as inventory costs. The amounts of these losses are more fully described in Notes 2, 3, 5 and 12.

The Company maintains insurance coverage for a variety of these damages, most notably property, inventory and vessel insurance. The nature and extent of the insurance coverage varies by line of policy and the Company has recorded insurance recoveries as accounts receivable based on estimates. The Company anticipates

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

that further recoveries could be available, but such additional recoveries will require further analysis and discussions with the Company’s insurance carriers. Such recoveries, if any, would be recognized in future periods once they are deemed probable. The Company does not maintain business interruption insurance in any material amounts.

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

Allowances for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The Company considers the following factors when determining if collection is reasonably assured: customer credit worthiness, past transaction history with the customer, and changes in customer payment terms. If the Company has no previous experience with the customer, the Company typically obtains reports from credit organizations to ensure that the customer has a history of paying its creditors. The Company may also request financial information, including financial statements or other documents (e.g., bank statements), or may obtain a letter of credit from the customer to ensure that the customer has the means of making payment. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required.

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

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Any costs incurred during abnormal downtime related to activity at the Company’s plants are charged to expense as incurred.

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

The Company is primarily self-insured for health insurance. The Company purchases individual stop loss coverage with a large deductible. As a result, the Company is primarily self-insured for claims and associated costs up to the amount of the deductible, with claims in excess of the deductible amount being covered by insurance. Expected claims estimates are based on health care trend rates and historical claims data; actual claims may differ from those estimates. The Company evaluates its claims experience related to this coverage with information obtained from its risk management consultants.

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

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounting for the Impairment of Long-Lived Assets

The Company evaluates at each balance sheet date for continued appropriateness of the carrying value of its long-lived assets including its long-term receivables and property, plant and equipment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposals of Long-Lived Assets.” The Company reviews long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of any such assets or grouping of assets may not be recoverable. The Company has grouped certain assets together (primarily marine vessels) for impairment testing on a fleet basis. If indicators of impairment are present, management evaluates the undiscounted cash flows estimated to be generated by those assets or grouping of assets compared to the carrying amount of those items. The net carrying value of assets or grouping of assets not recoverable is reduced to fair value. The Company considers continued operating losses, or significant and long-term changes in business conditions, to be its primary indicators of potential impairment.

Income Taxes

The Company utilizes the liability method to account for income taxes. This method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of existing temporary differences between the financial reporting and tax reporting basis of assets and liabilities, and operating loss and tax credits carryforwards for tax purposes. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. The Company believes that the deferred tax recorded as of December 31, 2005 is realizable through future reversals of existing taxable temporary differences and future taxable income. If the Company were to subsequently determine that we would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to deferred tax assets would increase earnings for the period in which such determination was made. The Company will continue to assess the adequacy of the valuation allowance on a quarterly basis. Any changes to the estimated valuation allowance could be material to the consolidated financial condition and results of operations.

Property, Equipment and Depreciation

Property and equipment additions are recorded at cost. Depreciation of property and equipment is computed by the straight-line method at rates expected to amortize the cost of property and equipment, net of salvage value, over their estimated useful lives. Estimated useful lives, determined at the date of acquisition, of new assets acquired are based primarily on the review of existing property and equipment. Estimated useful lives are as follows:

Useful Lives (years)
Fishing vessels and fish processing plants	15-20
Machinery, equipment, furniture and fixtures and other	3-10

Replacements and major improvements are capitalized and amortized over a period of 5 to 15 years; maintenance and repairs are charged to expense as incurred. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from the accounts. Any resulting gains or losses are included in the statement of operations. The Company capitalizes interest as part of the acquisition cost of a qualifying asset.

Interest is capitalized only during the period of time required to complete and prepare the asset for its intended use. For the years ended December 31, 2005 and 2004, the Company capitalized approximately $180,000 and $323,000, respectively, of interest.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pension Plans

Annual costs of pension plans are determined actuarially based on SFAS No. 87, “Employers’ Accounting for Pensions.” The Company’s policy is to fund U.S. pension plans at amounts not less than the minimum requirements of the Employee Retirement Income Security Act of 1974 and generally for obligations under its foreign plans to deposit funds with trustees under insurance policies. The Company applies the disclosure requirement of revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” for its pensions and other postretirement benefit plans.

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

Comprehensive loss

Comprehensive loss is defined as change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and minimum pension liability adjustments. The Company presents comprehensive loss in its consolidated statements of stockholders’ equity. The change in equity for minimum pension liability adjustment results from an increase in the minimum pension liability and an increase in prepaid pension cost presented net of tax.

The components of other comprehensive loss included in shareholder’s equity are as follows:

	Years Ended December 31,
	2005	2004
	(in thousands)
Cumulative Translation Adjustments	$(30)	$(43)
Minimum Pension Liability Adjustments, net of tax	(7,588)	(6,750)

Accumulated Other Comprehensive Loss	$(7,618)	$(6,793)

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

At December 31, 2005 and 2004, the Company had cash deposits concentrated primarily in one major bank. In addition, the Company had Certificates of Deposit and commercial quality grade investments A2P2 rated or better with companies and financial institutions. As a result of the foregoing, the Company believes that credit risk in such investments is minimal.

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

Recently Issued Accounting Standards

In November 2004, the Financial Accounting Standards Boards (“FASB”) issued SFAS No. 151, “Inventory Costs.” The statement amends Accounting Research Bulletin (“ARB”) No. 43, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. ARB No. 43 previously stated that these costs must be “so abnormal as to require treatment as current-period charges,” SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for fiscal years beginning after the issue date of the statement. The adoption of SFAS No. 151 is not expected to have any impact on the Company’s current financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29.” APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the opinion that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges on nonmonetary assets whose results are not expected to significantly change the future cash flows of the entity. SFAS No. 153 is effective for the Company beginning fiscal 2006. The adoption of SFAS No. 153 is not expected to have a material impact on the Company’s current financial condition, results of operations or cash flow.

In December 2004, the FASB revised its SFAS No. 123 (“SFAS No. 123R”), “Accounting for Stock-Based Compensation.” The revision establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, particularly transactions in which an entity obtains employee services in share-based payment transactions. The revised statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost is to be recognized over the period during which the employee is required to provide service in exchange for the award. Changes in fair value during the requisite service period are to be recognized as compensation cost over that period. In addition, the revised statement amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash flow rather than as a reduction of taxes paid. The provisions of the revised statement are effective for financial statements issued for the annual reporting period beginning after June 15, 2005, with early adoption encouraged. Based on the options not vested as of December 31, 2005, the adoption of SFAS No. 123R is not expected to have a material impact on the Company’s current financial condition, results of operations or cash flows. See the Stock-Based Compensation section of this note for the estimated impact of this statement on our consolidated results.

In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 regarding the Staff’s interpretation of SFAS No. 123(R). This interpretation provides the Staff’s views regarding interactions between

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The interpretive guidance is intended to assist companies in applying the provisions of SFAS No. 123(R) and investors and users of the financial statements in analyzing the information provided. We will follow the guidance prescribed in SAB No. 107 in connection with our adoption of SFAS No. 123(R).

In March 2005, the FASB issued Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations—an Interpretation of FASB Statement No. 143.” This interpretation clarifies the timing of liability recognition for legal obligations associated with an asset retirement when the timing and (or) method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN No. 47 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—A replacement of APB Opinion No. 20 and FASB Statement No. 30” (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for, and reporting of, a change in accounting principles. This statement applies to all voluntary changes in accounting principles and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Under previous guidance, changes in accounting principle were recognized as a cumulative affect in the net income of the period of the change. SFAS 154 requires retrospective application of changes in accounting principle, limited to the direct effects of the change, to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Additionally, this Statement requires that a change in depreciation, amortization or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate affected by a change in accounting principle and that correction of errors in previously issued financial statements should be termed a “restatement.” The provisions in SFAS 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005, which is effective with our first quarter of our fiscal 2006. We intend to adopt the disclosure requirements upon the effective date of the pronouncement. We do not believe that the adoption of this pronouncement will have a material effect on our consolidated financial position, result of operations or cash flows.

Stock-Based Compensation

At December 31, 2005, the Company had a stock-based employee compensation plan, which is described in more detail in Note 11. The Company accounts for this plan under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123.” No compensation cost related to stock options is reflected in net earnings, as all options granted under this plan had an exercise price equal to or greater than the fair value of the underlying common stock on the grant date. The FASB issued SFAS No. 123R in December 2004, which is effective for the Company in the first quarter of fiscal year 2006. The following table illustrates the effect on net earnings and net earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

On May 5, 2005, the Company accelerated the vesting of all unvested, out-of-the-money, explicit service period stock options granted under the Company’s 2000 Long-Term Incentive Plan. The purpose of accelerating vesting was to eliminate future compensation expense that the Company would otherwise recognize in its

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

For purposes of pro forma disclosures, the estimated fair value of stock options is assumed to be amortized to expense over the stock options’ vesting periods. The pro forma effects of recognizing compensation expense under the fair value method on net income (loss) and net earnings (loss) per common share for the years ended December 31, 2005, 2004 and 2003, respectively, were as follows (in thousands, except per share amounts):

	2005	2004	2003
Net income (loss), as reported	$(7,186)	$3,202	$5,798
Add: Stock-based employee compensation expense included in reported net income, net of related tax benefits	—	—	—
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(1,261)	(578)	(411)

Pro forma net earnings (loss)	$(8,477)	$2,624	$5,387

Net earnings (loss) per common share:
Basic— as reported	$(0.29)	$0.13	$0.24

Basic—pro forma	$(0.34)	$0.11	$0.22

Diluted—as reported	$(0.29)	$0.12	$0.22

Diluted—pro forma	$(0.34)	$0.10	$0.21

NOTE 2.    ACCOUNTS RECEIVABLE

Accounts receivable as of December 31, 2005 and 2004 are summarized as follows:

	2005	2004
	(in thousands)
Trade	$11,407	$12,161
Insurance	11,704	1,242
Employee	42	25
Income tax	383	722
Other	595	35

Total accounts receivable	24,131	14,185
Less allowance for doubtful accounts	(190)	(160)

Receivables, net	$23,941	$14,025

As a result of Hurricanes Katrina and Rita (see Note 12—Hurricane Losses), the Company sustained damage to its three fish processing facilities and its shipyard located in the Gulf of Mexico region. Based on estimates, the Company believes its hurricane related insurance recoveries will total approximately $12 million.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company received a $2 million advance prior to December 31, 2005. Subsequent to December 31, 2005, the Company received a second advance of $2 million. The Company anticipates that further recoveries could be available, but such additional recoveries will require further estimation, analysis and discussions with the Company’s insurance carriers and adjusters. Additional amounts will be recognized when the amounts are probable.

NOTE 3.    INVENTORY

Inventory as of December 31, 2005 and 2004 is summarized as follows:

	2005	2004
	(in thousands)
Fish meal	$14,742	$18,693
Fish oil	21,552	11,118
Fish solubles	672	509
Unallocated inventory cost pool (including off-season costs)	5,926	5,794
Other materials & supplies	3,968	4,328

Total inventory	$46,860	$40,442

Inventory at December 31, 2005 and December 31, 2004 is stated at the lower of cost or market. The elements of the unallocated inventory cost pool at December 31, 2005 include plant and vessel related labor, utilities, rent, repairs and depreciation, to be allocated to inventories produced through the remainder of the 2006 season.

As a result of hurricanes Katrina and Rita, the Company sustained damage to its Gulf of Mexico fish meal storage facilities and materials and supplies warehouses. The Company recognized a $2,496,000 fish meal inventory write-off and $1,648,000 materials and supplies write-off for the year ended December 31, 2005. (See Note 12—Hurricane Losses)

The hurricanes also affected the Company’s 2005 Gulf of Mexico fishing season due to the closure of its three fish processing facilities in the Gulf of Mexico region. As a result of these closures and their impact on fishing, the Company has recognized a $12,978,000 unallocated inventory cost pool write-off for the year ended December 31, 2005. (See Note 12—Hurricane Losses)

NOTE 4.    OTHER ASSETS

Other assets as of December 31, 2005 and 2004 are summarized as follows:

	2005	2004
	(in thousands)
Fish nets, net of accumulated amortization of $1,347 and $2,238	$639	$719
Insurance receivable, net of allowance for doubtful accounts	475	623
Title XI loan origination fee	337	328
Deposits	128	128

Total other assets, net	$1,579	$1,798

Amortization expense for fishing nets amounted to $680,000, $899,000 and $985,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company carries insurance for certain losses relating to its vessels and Jones Act liability for employees aboard its vessels (collectively, “Vessel Claims Insurance”). The typical Vessel Claims Insurance policy contains an annual aggregate deductible (“AAD”) for which the Company remains responsible, while the insurance carrier is responsible for all applicable amounts which exceed the AAD. It is the Company’s policy to accrue current amounts due and record amounts paid out on each claim. Once payments exceed the AAD, the Company records an insurance receivable for a given policy year, net of allowance for doubtful accounts. As of December 31, 2005 and 2004, the allowance for doubtful insurance receivable accounts was $2.0 million.

NOTE 5.    PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2005 and 2004 are summarized as follows:

	2005	2004
	(in thousands)
Land	$7,630	$6,995
Plant assets	89,650	88,295
Fishing vessels	90,880	85,219
Furniture and fixtures	2,792	2,527
Construction in progress	4,391	7,273

Total property and equipment	195,343	190,309
Less accumulated depreciation and impairment	(101,378)	(92,543)

Property, plant and equipment, net	$93,965	$97,766

Depreciation expense for the years ended December 31, 2005, 2004 and 2003 was approximately $12.6 million, $10.1 million and $10.4 million, respectively.

As a result of hurricanes Katrina and Rita, the Company sustained damage to its property and equipment at its Gulf of Mexico facilities. The Company recognized a $8,324,000 involuntary conversion loss of property and equipment for the year ended December 31, 2005. (See Note 12—Hurricane Losses).

NOTE 6.    NOTES PAYABLE AND LONG-TERM DEBT

At December 31, 2005 and 2004, the Company’s long-term debt consisted of the following:

	2005	2004
	(in thousands)
U.S. government guaranteed obligations (Title XI loan) collateralized by a first lien on certain vessels and certain plant assets:
Amounts due in installments through 2016, interest from 6.49% to 7.60%	$29,737	$17,171
Amounts due in installments through 2014, interest at Eurodollar rates of 4.46% and 2.42% at December 31, 2005 and 2004, respectively, plus 4.5%	359	400
Other debt at 6.25% at December 31, 2005 and 2004	5	33

Total debt	30,101	17,604
Less current maturities	(2,443)	(1,661)

Long-term debt	$27,658	$15,943

The Company was initially authorized to receive up to $20.6 million in loans under the Title XI program, and has borrowed the entire amount authorized under such program. The Title XI loans are secured by liens on

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

certain of the Company’s fishing vessels and mortgages on the Company’s Reedville, Virginia and Abbeville, Louisiana plants. Loans are now available under similar terms pursuant to the Title XI program without intervening lenders.

In September 2004, the United States Department of Commerce Fisheries Finance Program (the “FFP”) approved the Company’s financing application in an amount not to exceed $14 million (the “Approval Letter”). Borrowings under the Approval Letter are to be used to finance and/or refinance approximately 73% of the actual depreciable cost of the Company’s future fishing vessels refurbishments and capital expenditures relating to shore-side fishing assets, for a term not to exceed 15 years from inception at interest rates determined by the U.S. Treasury. Final approval for all such future projects requires individual approval through the Secretary of Commerce, National Oceanic and Atmospheric Administration, and National Marine Fisheries Service (“National Marine Fisheries Service”). Borrowings under the FFP are required to be evidenced by secured agreements, undertakings, and other documents of whatsoever nature deemed by the National Marine Fisheries Service sole discretion, as necessary to accomplish the intent and purpose of the Approval Letter. The Company is required to comply with customary National Marine Fisheries Service covenants as well as certain special covenants. In December 2004, the Company submitted a $4.9 million financing request against the $14 million approval, and subsequently amended that request to include the entire $14 million. The Company closed on the $14 million FFP loan on October 17, 2005. On December 1, 2005, pursuant to the Title XI program, the United States Department of Commerce approved another financing application made by the Company in the amount of $16.4 million.

On December 20, 2000 the Company entered into a $20 million revolving credit agreement with Bank of America, N.A. (the “Credit Facility”). Borrowings under this facility may be used for working capital and capital expenditures. The Credit Facility was amended on October 11, 2005, to increase the amount of Title XI loans that the Company is permitted to borrow from $25 million to $31 million. The Credit Facility was further amended on November 16, 2005, to among other things, extend the term of the Credit Facility from December 20, 2006 to October 31, 2007, decrease the maximum borrowing availability tied to the Company’s eligible inventory from $12 million to $10 million, add a covenant that the Company may not generate a net loss for any two consecutive quarters, increase the Fixed Charge Coverage Ratio to be less than 1.25 to 1, as measured on a quarterly basis using the consolidated results of the four fiscal quarter period ending with the applicable reporting period and reduce both the unused commitment fee and interest rates. A commitment fee of 37.5 basis points per annum is payable quarterly on the actual daily amount of the availability under the Credit Facility. The applicable interest rate will be adjusted (up or down) prospectively on a quarterly basis from LIBOR plus 2.00% to LIBOR plus 2.50% or at the Company’s option, Prime minus 0.50% to Prime plus 0.00%, depending upon the Fixed Charge Coverage Ratio being greater than 2.5 times to less than or equal to 1.5 times, respectively. The Credit Facility is collateralized by all of the Company’s trade receivables, inventory and equipment. In addition, the Credit Facility does not allow for the payment of cash dividends or stock repurchases.

As of December 31, 2005, the Company was out of compliance with the Minimum Net Income covenant in the Credit Facility due to its reporting of net losses for two consecutive quarters (third and fourth quarters of 2005). The Company notified the lender of the covenant non-compliance and received a waiver from the lender.

As of December 31, 2005, the Company was out of compliance with the Ratio of Earnings to Fixed Charges covenant in the Credit Facility. The Company notified the lender of the covenant non-compliance and received a waiver from the lender.

As of December 31, 2005, the Company had no borrowings outstanding under the Credit Facility. At December 31, 2005 and 2004, the Company had outstanding letters of credit under the Credit Facility totaling approximately $8.0 million and $2.7 million, respectively, issued in support of worker’s compensation insurance programs in 2005 and 2004 and to purchase fish meal from a third party in 2005.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Annual Maturities

The annual maturities of long-term debt for the five years ending December 31, 2010 and thereafter are as follows (in thousands):

2006	2007	2008	2009	2010	Thereafter
$2,443	$2,465	$2,597	$2,197	$2,081	$18,318

NOTE 7.    EARNINGS PER SHARE INFORMATION

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (in thousands except share and per share data) for the years ended December 31, 2005, 2004 and 2003.

	Years Ended December 31,
	2005			2004			2003
	Income (Numerator)	Shares (Denominator)	Amount	Income (Numerator)	Shares (Denominator)	Amount	Income (Numerator)	Shares (Denominator)	Amount
Net income (loss)	$(7,186)	—		$3,202	—		$5,798	—

Basic EPS
Income (loss) available to common stockholders’	(7,186)	24,974	$(0.29)	3,202	24,514	$0.13	5,798	24,193	$0.24

Effect of Dilutive stock option grants	—	—		—	1,915		—	1,614

Diluted EPS
Income (loss) available to common stockholders’	$(7,186)	24,974	$(0.29)	$3,202	26,429	$0.12	$5,798	25,807	$0.22

Options to purchase 4,748,852 shares of common stock at exercise prices ranging from $1.65 to $17.25 per share were outstanding during the year ended December 31, 2005, but were not included in the computation of diluted earnings per share because inclusion of these shares would have been antidilutive.

Options to purchase 2,057,800 and 2,234,800 shares of common stock at exercise prices ranging from $9.32 to $17.25 and $5.61 to $17.25 per share were outstanding during the year ended December 31, 2004 and 2003, respectively, but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the shares during that year.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8.    INCOME TAXES

The Company’s provision (benefit) for income taxes consisted of the following:

	Years Ended December 31,
	2005	2004	2003
	(in thousands)
Current:
State	$—	$—	$—
U.S.	$—	$—	—
Deferred:
State	(401)	(20)	100
U.S.	(3,867)	1,514	2,706

Provision (benefit) for income taxes	$(4,268)	$1,494	$2,806

As of December 31,2005, for federal income tax purposes, the Company had $30.5 million in net operating losses expiring in 2006 through 2025, and approximately $1.2 million in alternative minimum tax credit carryforward.

The following table reconciles the income tax provisions (benefits) computed using the U.S. statutory rate of 34% to the provisions reflected in the financial statements.

	Years Ended December 31,
	2005	2004	2003
	(in thousands)
Taxes at statutory rate	$(3,895)	$1,596	$2,905
Foreign sales exempt income	(148)	(118)	(183)
State taxes, net of federal benefit	(265)	(13)	66
Other	40	29	18

Provision (benefit) for income taxes	$(4,268)	$1,494	$2,806

A tax benefit of $347,000 in 2005 and $919,000 in 2004 for the exercise of stock options was not included in income for financial reporting purposes and was credited directly to additional paid in capital as of December 31, 2005, and 2004, respectively.

The American Jobs Creation Act of 2004 (the “Act”) provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. In return, the Act also provides for a two-year phase-out of the existing extra-territorial income exclusion (ETI) for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union.

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

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Temporary differences and tax credit carryforwards that gave rise to significant portions of deferred tax assets and liabilities as of December 31, 2005 and 2004 are as follows:

	2005	2004
	(in thousands)
Deferred tax assets:
Assets and accruals not yet deductible	$1,087	$671
Alternative minimum tax credit carryforwards	1,205	1,205
Equity in loss of unconsolidated affiliates	122	297
Net operating loss carryforward	10,382	9,412
Minimum pension liability	3,909	3,477
State income tax	1,157	366
Other	175	269
Valuation allowance	(1,011)	(446)

Total deferred tax assets	17,026	15,251

Deferred tax liabilities:
Property and equipment	(9,595)	(12,355)
Pension and other retirement benefits	(192)	(470)
Assets currently deductible	(1,722)	(1,956)

Total deferred tax liabilities	(11,509)	(14,781)

Net deferred tax asset	$5,517	$470

Deferred income tax assets non-current	$6,293	$1,754
Deferred income tax liabilities current	(776)	(1,284)

Net deferred tax asset	$5,517	$470

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

NOTE 9.    ACCRUED LIABILITIES

Accrued liabilities as of December 31, 2005 and 2004 are summarized as follows:

	2005	2004
	(in thousands)
Salaries and benefits	$4,128	$4,093
Insurance	3,879	3,340
Taxes, other than income tax	677	179
Trade creditors	3,243	2,556
Other	275	65

Total accrued liabilities	$12,202	$10,233

NOTE 10.    EMPLOYEE 401(k) PLAN

All qualified employees of the Company are covered under the Omega Protein 401(k) Savings and Retirement Plan (the “Plan”). Prior to 2001, the Company contributed matching contributions to the Plan based

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

on employee contributions and compensation. The Company suspended its matching contributions to the Plan for 2001. In 2002, the Board of Directors authorized the reinstatement of the Company’s matching cash contribution to the Plan, effective January 1, 2002, at levels previously in place prior to the suspension of the match in 2001. The Company’s matching contributions to the Plan were approximately $715,000, $660,000 and $553,000 during 2005, 2004 and 2003, respectively.

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

Unrecognized transition assets of $5.2 million were amortized over 15 years. The Company’s pension plan is subject to the additional minimum liability requirements of SFAS No. 87, which requires the recognition of an additional pension liability in the amount of Omega’s unfunded accumulated benefit obligation in excess of accrued pension cost with an equal amount to be recognized net of the associated tax benefits in accumulated other comprehensive loss. Based upon plan actuarial and asset information, the Company computed an additional pension liability of $11.5 million and $10.2 million in 2005 and 2004, respectively. Amounts listed as minimum pension liability adjustments under the caption “Comprehensive (Loss) Income” on the Consolidated Statements of Stockholders’ Equity of $(0.8) million, ($0.9) million and $2.8 million for 2005, 2004 and 2003, respectively, represent the change, net of tax, in the portion of the additional pension liability recorded under “Accumulated Other Comprehensive Loss” on the Consolidated Balance Sheet.

The Company’s funding policy is to make contributions as required by applicable regulations. The Company uses a December 31 measurement date for its pension plan. The accumulated benefit obligation for the pension plan was $27.0 and $26.1 million at December 31, 2005 and 2004, respectively. The unrecognized net loss of $11.5 million at December 31, 2005 is expected to be reduced by future Company contributions to the plan, future returns on plan assets and through decreases in future net pension credits.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables set forth the benefit obligations, fair value of plan assets, and the funded status of the Company’s pension plan; amounts recognized in the Company’s financial statements, and the principal weighted average assumptions used:

	Years Ended December 31,
	2005	2004
	(in thousands)
Accumulated Benefit Obligations	$27,000	$26,071

Change in Benefit Obligation
Benefit Obligation at beginning of year	$26,071	$24,233
Service Cost	—	—
Interest Cost	1,454	1,467
Plan Amendments	—	—
Actuarial (Gain) / Loss	1,158	1,911
Benefits Paid	(1,683)	(1,540)

Benefit Obligation at end of year	$27,000	$26,071

Change in Plan Assets
Plan Assets at Fair Value at beginning of year	$17,226	$17,396
Actual Return on Plan Assets	525	1,370
Contributions	—	—
Benefits Paid	(1,683)	(1,540)

Plan Assets at Fair Value at end of year	$16,068	$17,226

Reconciliation of Prepaid (Accrued) and Total Amount Recognized
Funded Status of Plan	$(10,932)	$(8,845)
Unrecognized Net (Gain) / Loss	11,498	10,228
Unrecognized Prior Service Cost	—	—
Unrecognized Prior Service Cost Net Transition (Asset)	—	—

Prepaid / (Accrued) Pension Cost	$566	$1,383

Amounts Recognized in the Statement of Financial Position Consist of:
Prepaid Benefit Cost	$—	$—
Accrued Benefit Liability	(10,932)	(8,845)
Intangible Asset	—	—
Accumulated Other Comprehensive Loss	11,498	10,228

Net Amount Recognized	$566	$1,383

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

A change in the assumed discount rate creates a deferred actuarial gain or loss. Generally, when the assumed discount rate decreases compared to the prior measurement date, a deferred actuarial loss is created. When the assumed discount rate increases compared to the prior measurement date, a deferred actuarial gain is created. Actuarial gains and losses also are created when actual results differ from assumptions. The net of the deferred gains and losses are amortized to pension expense over the average service life of the remaining plan participants, when it exceeds certain thresholds defined in SFAS No. 87. This approach to amortization of gains and losses has the effect of reducing the volatility of pension expense attributable to investment returns and liability experience. Over time, it is not expected to reduce or increase the pension expense relative to an approach that immediately recognizes losses and gains.

As a result of the annual review of assumptions, the Company’s expected return on plan assets remained consistent at 8.5% and the discount rate decreased from 5.75% to 5.50%. The Company uses the Citigroup Pension Liability Index as a proxy for determining the discount rate applied to its pension plans, with a slight downward adjustment of 0.05%. The use of the Citigroup Pension Liability Index as a proxy is considered to be proper because of the comparability of the Company’s pension plan’s expected future cash flows to the expected future cash flows of the Citigroup Pension Liability Index.

	Years Ended December 31,
Assumptions	2005	2004
Weighted average assumptions used to determine benefit obligations
Discount Rate	5.50%	5.75%
Long-Term Rate of Return	8.50%	8.50%
Salary Scale up to age 50	N/A	N/A
Salary Scale over age 50	N/A	N/A

	Years Ended December 31,
	2005	2004	2003
Weighted average assumptions used to determine net periodic benefit cost
Discount Rate	5.75%	6.25%	6.50%
Long-Term Rate of Return	8.50%	8.50%	8.50%
Salary Scale up to age 50	N/A	N/A	N/A
Salary Scale over age 50	N/A	N/A	N/A

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Components of net periodic benefit cost:

	Years Ended December 31,
	2005	2004	2003
	in thousands
Service cost	$—	$—	$—
Interest cost	1,454	1,467	1,614
Expected return on plan assets	(1,398)	(1,415)	(1,152)
Amortization of transition asset and other deferrals	761	644	991

Net periodic pension cost	$817	$696	$1,453

Plan Assets

The Company’s pension plan weighted-average asset allocations at December 31, 2005, and 2004, by asset category are as follows:

	Plan Assets at December 31,
Asset Category	2005	2004
Equity	61%	73%
Debt securities	38	26
Other	1	1

Total	100%	100%

Equity securities do not include any of the Company’s common stock at December 31, 2005, and 2004, respectively.

Projected Benefit Payments for the years ending December 31, 2006 – 2015

2006	2007	2008	2009	2010	2011-2015
$1,576	$1,663	$1,695	$1,752	$1,778	$9,029

Expected Contributions during 2006

The Company expects to make contributions of $2.6 million to the pension plan in 2006.

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

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company granted stock options in 2003, 2004 and 2005 under the Plan and its predecessor plans in the form of non-qualified stock options. The Company records compensation expense for employee stock options based upon their intrinsic value on the date of grant pursuant to Accounting Principles Board Opinion 25 (APB 25), “Accounting for Stock Issued to Employees.” Because the Company establishes the exercise price based on the fair market value of the Company’s stock at the date of grant, the stock options have no intrinsic value upon grant, and therefore no expense is recorded. Each quarter, the Company reports the potential dilutive impact of stock option in its diluted earnings per common share using the treasury-stock method. Out-of-the-money stock options (i.e., the average stock price during the period is below the strike price of the stock option) are not included in diluted earnings per common share.

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

	Stock Option Plans
	2005	2004	2003
Risk-free interest rate	4.23%	3.7%	3.4%
Volatility	61.46%	58.2%	66.4%
Dividend yield	0.0%	0.0%	0.0%
Expected life (years)	5.0	5.0	5.0

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no restrictions and are fully transferable and negotiable in a free trading market. The Black-Scholes model does not consider the employment, transfer or vesting restrictions that are inherent in the Company’s employee stock options. Use of an option valuation model, as required by FAS 123, includes highly subjective assumptions based on long-term predictions, including the expected stock price volatility and average life of each stock option grant. Because the Company’s employee stock options have characteristics significantly different from those of freely traded options, and because changes in the subjective input assumptions can materially affect the Company’s estimate of the fair value of those stock options, in the Company’s opinion, existing valuation models, including Black-Scholes, are not reliable single measures and may misstate the fair value of the Company’s employee stock options. The Black-Scholes weighted average estimated fair values of stock options granted during fiscal 2005, 2004 and 2003 were $4.95, $5.40 and $3.33 per share, respectively.

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to 1995, and the Company anticipates making awards in the future under its stock-based compensation plans.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and continues to apply APB Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. The following table is a summary of the Company’s stock options outstanding as of December 31, 2005, 2004 and 2003, and the changes that occurred during fiscal years 2005, 2004 and 2003.

	Number of Options	Weighted Average Exercise Price
	(in thousands)
Outstanding at December 31, 2002	5,470	$6.38
Granted	95	$5.47
Exercised	(407)	$3.02
Forfeited	(24)	$9.02
Expired	—	—

Outstanding at December 31, 2003	5,134	$6.62
Granted	431	$9.92
Exercised	(454)	$2.56
Forfeited	(151)	$11.66
Expired	—	—

Outstanding at December 31, 2004	4,960	$7.13
Granted	98	$6.86
Exercised	(188)	$2.20
Forfeited	(120)	$5.95
Expired	—	—

Outstanding at December 31, 2005	4,750	$7.35

The exercise prices of all other options that have been granted were equal to the average of the high and low market prices on the date of grant.

The following table further describes the Company’s stock options outstanding as of December 31, 2005.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price
$1.65 to $3.50	1,932,684	$2.28	5.1	1,932,684	$2.28
$3.95 to $4.70	211,168	$4.26	6.7	209,501	$4.26
$5.03 to $7.55	118,000	$6.02	9.1	101,667	$5.97
$7.76 to $10.58	799,200	$9.15	7.9	799,200	$9.15
$12.38 to $12.75	1,649,400	$12.73	2.3	1,649,400	$12.73
$16.06 to $17.25	38,400	$16.37	2.3	38,400	$16.37

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12.    HURRICANE LOSSES

On August 29, 2005, the Company’s Moss Point, Mississippi fish processing facility and adjacent shipyard were severely damaged by Hurricane Katrina. On September 24, 2005, the Company’s Cameron, Louisiana and the Abbeville, Louisiana fish processing facilities were also severely damaged by Hurricane Rita. Each of these facilities was non-operational immediately after these weather related events. For the year ended December 31, 2005, the following amounts have been recognized in the Company’s statement of operations:

Damaged fish meal inventory	$2,496,000
Write-off of other materials and supplies	1,648,000
Write-off of unallocated inventory cost pool	12,978,000
Involuntary conversion of property and equipment	8,324,000
Idle plant costs recognized as period expense	1,038,000
Clean-up costs incurred	1,259,000
Estimated insurance recoveries	(12,000,000)

Estimated damages in excess of insurance recoveries	$15,743,000

A substantial portion of the amounts listed above are based upon estimates and assumptions. Actual amounts, when available, could differ materially from those estimates and changes to those estimates could have a material affect on the Company’s future financial statements.

Not included in the amounts listed in the above table are the replacement capital costs of property and equipment, which did not have any book basis and were destroyed in the hurricanes, and the costs of clean up incurred subsequent to December 31, 2005.

NOTE 13.    CERTAIN TRANSACTIONS AND ARRANGEMENTS BETWEEN THE COMPANY AND ZAPATA

In the past, the Company has provided to Zapata (the Company’s current majority stockholder) payroll, pension and certain administrative services billed at their approximate cost. In 2005, all of these services had been discontinued. During 2005, 2004, and 2003, fees for these services totaled $0, $11,600 and $122,400, respectively. The cost of such services was based on the estimated percentage of time that employees spend working on Zapata’s matters as a percent of total time worked. As of December 31, 2005, Zapata’s outstanding balance under this agreement to the Company was $105,000.

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

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following represents intercompany activity for the periods presented (in thousands):

	Years Ended December 31,
	2005	2004	2003
Beginning balance due from Zapata	$105	$108	$3
Administrative services provided by the Company to Zapata	—	12	122
Payments to the Company by Zapata	—	(15)	(17)

Ending balance due from Zapata	$105	$105	$108

NOTE 14.    COMMITMENTS AND CONTINGENCIES

Operating Lease Payable

The Company has noncancellable operating leases, primarily for land and building, that expire over 1 to 11 years.

Future minimum payments under non-cancelable operating lease obligations for the five years ending December 31, 2010 and thereafter are as follows (in thousands):

2006	2007	2008	2009	2010	Thereafter
$740	$712	$685	$675	$629	$2,832

Rental expense for operating leases was $489,000, $442,000, and $375,000 in 2005, 2004, and 2003, respectively.

Litigation

The Company is defending various claims and litigation arising from its operations which arise in the ordinary course of the Company’s business. In the opinion of management, and based on advice of legal counsel, it is believed that any existing litigation involving the Company will not materially affect its financial condition, cash flows or future results of operations.

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

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

may be relieved of monetary liabilities for breach of their fiduciary duties as directors, except under certain circumstances, including (i) acts or omissions which involve intentional misconduct, fraud or a knowing violation of law of (ii) the willful or grossly negligent payment of unlawful distributions.

The Company’s Articles of Incorporation and By-Laws generally require the Company to indemnify its directors and officers to the fullest extent permitted by Nevada law. The Company’s Articles of Incorporation and By-Laws also require the Company to advance expenses to its directors and its officers to the fullest extent permitted by Nevada law upon reciept of an undertaking by or on behalf of such director or officer to repay such amount if it should be ultimately determined that they are not entitled to indemnification by the Company. The Company also has entered into indemnification agreements with all of its directors and certain of its officers which provides for the indemnification and advancement of expenses by the Company. The Company also maintains director and officer liability insurance with respect to liabilities arising out of certain matters, including matters arising under the securities laws. This insurance is subject to limitations, conditions and deductibles set forth in the respective insurance policy.

Purchase Obligation

As of December 31, 2005, the Company had two letters of credit relating to a fish meal purchase commitment totaling approximately $5,056,000. Additionally, the Company had a separate fish meal purchase commitment totaling approximately $2,618,000.

NOTE 15.    INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates within one industry segment, menhaden fishing, for the production and sale of fish meal, fish solubles and fish oil. Export sales of fish oil and fish meal were approximately $32 million, $39 million, and $46 million in 2005, 2004 and 2003, respectively. Such sales were made primarily to Mexican, Asian and Canadian markets. In 2005, 2004 and 2003, sales to one customer were approximately $8.5 million, $8.8 million, and $10.8 million, respectively. This customer differed from year to year.

The following table shows the geographical distribution of revenues (in thousands) based on location of customers:

	Years Ended December 31,
	2005		2004		2003
	Revenues	Percent	Revenues	Percent	Revenues	Percent
U.S.	$77,587	70.6%	$80,688	67.4%	$71,877	61.0%
Mexico	9,781	8.9	13,252	11.1	5,985	5.0
Europe	2,308	2.1	11,230	9.4	13,098	11.1
Canada	7,033	6.4	5,880	4.9	7,697	6.5
Asia	7,473	6.8	3,359	2.8	9,103	7.7
South & Central America	1,758	1.6	1,435	1.2	6,331	5.4
Other	3,956	3.6	3,801	3.2	3,835	3.3

Total	$109,896	100.0%	$119,645	100.0%	$117,926	100.0%

NOTE 16.    DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosures of the estimated fair value of financial instruments are made in accordance with the requirements of SFAS No. 107, Disclosure About Fair Value of Financial Instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies and are described in the following paragraphs.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The carrying amounts of cash and cash equivalents, accounts receivables, accounts payable, and accrued expenses approximate fair value because of the short maturity of these items. The carrying amounts of notes payable outstanding under the Company’s credit facility approximate fair value because the interest rates on these instruments change with market interest rates. At December 31, 2005, the Company had no borrowings under the credit facility.

The carrying values and respective fair market values of the Company’s long-term debt are presented below. The fair value of the Company’s long-term debt is estimated based on the quoted market prices available to the Company for issuance of similar debt with similar terms at year end 2005.

	Years Ended December 31,
	2005	2004
Long-term Debt:
Carrying Value	$30,101	$17,604
Estimated Fair Market Value	$30,595	$18,961

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 17.    QUARTERLY FINANCIAL DATA (UNAUDITED)

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

	Quarter Ended 2005
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
	(in thousands, except per share amounts)
Revenues(1)	$23,831	$27,510	$31,418	$27,137
Gross profit(1)	3,056	3,817	7,386	3,652
Operating income (loss) (1)	278	764	(9,201)	(2,728)
Net income (loss) (1)	107	659	(6,140)	(1,812)
Earnings (loss) per share(2):
Basic	0.00	0.03	(0.25)	(0.07)
Diluted	0.00	0.03	(0.25)	(0.07)

	Quarter Ended 2004
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
	(in thousands, except per share amounts)
Revenues (1)	$25,056	$26,456	$41,501	$26,632
Gross profit (1)	3,674	5,393	5,125	1,216
Operating income (loss) (1)	1,212	2,971	2,703	(1,598)
Net income (loss) (1)	646	1,827	1,816	(1,087)
Earnings (loss) per share (2):
Basic	0.03	0.07	0.07	(0.04)
Diluted	0.02	0.07	0.07	(0.04)

(1)	Revenues, gross profit, operating income (loss), and net income (loss) are rounded to thousands each quarter. Therefore, the sum of the quarterly amounts may not equal the annual amounts reported.

(2)	Earnings per share are computed independently for each quarter and the full year based upon respective average shares outstanding. Therefore, the sum of the quarterly earnings per share amounts may not equal the annual amounts reported.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Matters.

None.

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

(b) Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2005. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material affect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 based upon criteria in a report entitled “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment and those criteria, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2005, based on the criteria in the Internal Control-Integrated Framework issued by COSO.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein. (See Item 8. Financial Statements and Supplementary Data).

(c) Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting during the three-month period ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    Other Information.

In July 2005, the Company submitted its Section 303A Annual Written Affirmation to the New York Stock Exchange for the Company’s fiscal year ended December 31, 2004 and had no qualifications to that Certification.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

Pursuant to General Instruction G of Form 10-K, the information called for by Item 10 of Part III of Form 10-K is incorporated by reference to the information set forth in the Company’s definitive proxy statement relating to its 2006 Annual Meeting of Stockholders (the “2006 Proxy Statement”) to be filed pursuant to Regulation 14-A under the Exchange Act, in response to Items 401 and 405 of Regulation S-K under the Securities Act of 1933 and the Exchange Act (“Regulation S-K”). Reference is also made to the information appearing in Item 1 of Part I of this Annual Report on Form 10-K under the caption “Business and Properties—Executive Officers of the Registrant.”

The Company adopted a Code of Business Conduct and Ethics, which applies to all employees, officers and directors of the Company. The Code meets the requirements of a “code of ethics” as defined by Item 406 of Regulation S-K, and applies to the Company’s Chief Executive Officer, Chief Financial Officer (who is both the Company’s principal financial and principal accounting officer), Controller as well as all other employees, as indicated above. The Code of Business Conduct and Ethics also meets the requirements of a code of business conduct and ethics under NYSE listing standards.

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

Item 11.    Executive Compensation.

Pursuant to General Instruction G of Form 10-K, the information called for by Item 11 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2006 Proxy Statement in response to Item 402 of Regulation S-K excluding the material concerning the report on executive compensation and the performance graph specified by paragraphs (k) and (1) such Item.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Pursuant to General Instruction G of Form 10-K, the information called for by Item 12 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2006 Proxy Statement in response to Items 201(d) and 403 of Regulation S-K.

Item 13.    Certain Relationships and Related Transaction.

Pursuant to General Instruction G of Form 10-K, the information called for by Item 13 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2006 Proxy Statement in response to Item 404 of Regulation S-K.

Item 14.    Principal Accounting Fees and Services.

Pursuant to General Instruction G of Form 10-K, the information called for by Item 14 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2006 Proxy Statement.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

		Page
(a) (1)	The Company’s consolidated financial statements listed below have been filed as part of this report:
	Report of Independent Registered Public Accounting Firm	37
	Consolidated balance sheets as of December 31, 2005 and 2004	39
	Consolidated statements of income for the years ended December 31, 2005, 2004 and 2003	40
	Consolidated statements of cash flows for the years ended December 31, 2005, 2004 and 2003	41
	Consolidated statements of stockholders’ equity for the years ended December 31, 2005, 2004 and 2003	42
	Notes to consolidated financial statements	43

(a) (2)	Financial Statement Schedule.

	Filed herewith as a financial statement schedule is the schedule supporting Omega’s consolidated financial statements listed under this Item, and the Report of Independent Registered Public Accounting Firm located in (a) (1) with respect thereto.

(a) (3) Exhibits

2.1	*

—Agreement and Plan of Merger between Marine Genetics, Inc. and Omega Protein Corporation (“Omega” or the “Company”) (Exhibit 2.1 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

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

10.10	*	—First Amendment to Loan Documents dated as of May 19, 2003, among Omega, certain subsidiaries and Bank of America, N.A. (Exhibit 10.1 to Omega Current Report on Form 8-K dated May 19, 2003)

10.11	*

—Amendment dated October 27, 2004 to the Loan and Security Agreement dated as of December 20, 2000, as amended, by and among the Company, various subsidiaries and Bank of America, N.A. (Exhibit 10.4 to Omega Quarterly Report on Form 10-Q for quarter ended September 30, 2003)

10.12	*

—Third Amendment to Loan and Security Agreement dated as of October 11, 2005 among Bank of America, N.A., Omega Protein Corporation and various subsidiaries (Exhibit 10.1 to Omega Current Report on Form 8-K dated October 11, 2005)

10.13	*

—Fourth Amendment to Loan Documents dated as of November 16, 2005 among Bank of America, N.A., Omega Protein Corporation and various subsidiaries (Exhibit 10.1 to Omega Current Report on Form 8-K dated November 16, 2005)

10.14	*†	—Omega Protein Corporation 2000 Long-Term Incentive Plan (Appendix A to Omega Proxy Statement dated May 3, 2000)

10.15	*†	—Omega Protein Corporation Annual Incentive Compensation Plan dated April 8, 1998 (Exhibit 10.11 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)

10.16	*†	—Omega Protein, Inc. Executive Medical Plan dated August 1993 (Exhibit 10.16 to Omega Annual Report on Form 10-K for the year ended December 31, 2002)

10.17	*	—Commercial Lease dated January 1, 2000 between Omega Protein, Inc. and the Edson Group. LLC (Exhibit 10.17 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)

10.18	*	—Lease dated July 1, 1992 with Ardoin Limited Partnership (Exhibit 10.12 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.19	*

—Amendment One Lease Extension dated February 22, 2006 to Lease Agreement dated July 1, 2002 between the Ardoin Limited Partnership and Omega Protein, Inc. (formerly known as Zapata Haynie Corporation) (Exhibit 10.1 to Omega Current Report on Form 8-K filed February 28, 2006).

10.20	*

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

—Amended and Restated Executive Agreement dated as of September 21, 2004 by and between the Company and Joseph L. von Rosenberg III (Exhibit 10.1 to Omega Current Report on Form 8-K filed September 24, 2004)

10.60	*†

—First Amendment dated as of February 23, 2006 to Amended and Restated Executive Employment Agreement dated as of September 21, 2004 by and between the Company and Joseph L. von Rosenberg III (Exhibit 10.3 to Omega Current Report on Form 8-K filed February 24, 2006)

10.61	*†	— Amended and Restated Executive Agreement dated as of September 21, 2004 by and between the Company and Robert W. Stockton (Exhibit 10.2 to Omega Current Report on Form 8-K filed September 24, 2004)

10.62	*†	—Amended and Restated Executive Agreement dated as of September 21, 2004 by and between the Company and John D. Held (Exhibit 10.3 to Omega Current Report on Form 8-K filed September 24, 2004)

10.63	*†	—Change of Control Agreement dated as of September 1, 2000 between Omega and Scott Herbert (Exhibit 10.1 to Omega Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

10.64	*†	—Change of Control and Severance Agreement dated as of February 23, 2006 between Omega and Kenneth Robichau (Exhibit 10.2 to Omega Current Report on Form 10-K filed February 24, 2006)

10.65	*†	—Employment Agreement dated as of October 1, 2002 between Omega and Thomas R. Wittmann (Exhibit 10.2 to Omega Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

10.66†	—Form of Stock Option Agreement under the 1998 Long-Term Incentive Plan

10.67†	—Form of Stock Option Agreement for Employees under the 2000 Long-Term Incentive Plan

10.68†	—Form of Stock Option Agreement for Senior Management under the 2000 Long-Term Incentive Plan

10.69†	—Form of Stock Option Agreement for Independent Directors under the 2000 Long-Term Incentive Plan

10.70*

—Engineering, Procurement and Construction Contract, dated as of April 15, 2003, between Omega Protein, Inc. and Suitt Construction Co., Inc. (Exhibit 10.1 to Omega Current Report on Form 8-K dated April 15, 2003)

10.71*	—Deed of Trust dated December 29, 2003 for the benefit of the United States of America (Exhibit 10.65 to Omega Annual Report on Form 10-K for year ended December 31, 2003)

10.72*	—Promissory Note to the United States of America dated December 29, 2003 (Exhibit 10.66 to Omega Annual Report on Form 10-K for year ended December 31, 2003)

10.73*	—Security Agreement dated December 29, 2003 in favor of the United States of America (Exhibit 10.67 to Omega Annual Report on Form 10-K for year ended December 31, 2003)

10.74*	—Title XI Financial Agreement dated December 29, 2003 with the United States of America (Exhibit 10.68 to Omega Protein Annual Report on Form 10-K for year ended December 31, 2003)

10.75*	—Guaranty Agreement dated December 29, 2003 in favor of the United States of America (Exhibit 10.69 to Omega Protein Annual Report on Form 10-K for year ended December 31, 2003)

10.76*

—Certification and Indemnification Agreement Regarding Environmental Matters dated December 29, 2003 in favor of the United States of America (Exhibit 10.70 to Omega Protein Annual Report on Form 10-K for year ended December 31, 2003)

10.77*	—Preferred Ship Mortgages dated December 29, 2003 in favor of the United States of America (Exhibit 10.71 to Omega Protein Annual Report on Form 10-K for year ended December 31, 2003)

10.78*	—Lease Agreement between BMC Software Texas, L.P. and Omega Protein Corporation dated as of August 18, 2005 (Exhibit 10.1 to Omega Protein Current Report on Form 8-K dated August 17, 2005)

10.79*	—First Amendment to Lease Agreement between BMC Software Texas, L.P. and Omega dated as of September 15, 2005 (Exhibit 10.1 to Omega Current Report on Form 8-K dated September 15, 2005)

10.80*	—Deed of Trust dated October 17, 2005 for the benefit of the United States of America (Exhibit 10.1 to Omega Current Report on Form 8-K dated October 17, 2005)

10.81*	—Promissory Note to the United States of America Dated October 17, 2005 (Exhibit 10.2 to Omega Current Report on Form 8-K dated October 17, 2005)

10.82*	—Security Agreement dated October 17, 2005 in favor of the United States of America (Exhibit 10.3 to Omega Current Report on Form 8-K dated October 17, 2005)

10.83*	—Title XI Financial Agreement dated October 17, 2005 with the United States of America (Exhibit 10.4 to Omega Current Report on Form 8-K dated October 17, 2005)

10.84 *	—Guaranty Agreement dated October 17, 2005 in favor of the United States of America (Exhibit 10.5 to Omega Current Report on Form 8-K dated October 17, 2005)

10.85 *

—Certification and Indemnification Agreement Regarding Environmental Matters dated October 17, 2005 in favor of the United States of America (Exhibit 10.6 to Omega Current Report on Form 8-K dated October 17, 2005)

10.86	*	—Preferred Ship Mortgages dated October 17, 2005 in favor of the United States of America (Exhibit 10.7 to Omega Current Report on Form 8-K dated October 17, 2005)

10.87	*

—Approval Letter dated as of December 1, 2005 and executed on December 6, 2005 by Omega Protein, Inc., the Company and United States Department of Commerce, Acting by National Oceanic and Atmospheric Administration, National Marine Fisheries Service (Exhibit 10.1 to Omega Current Report on Form 8-K dated December 6, 2005)

21		—Schedule of Subsidiaries

23.1		—Consent of PricewaterhouseCoopers LLP

31.1		—Certification of Chief Executive Officer pursuant to Rule 13a-15(e)/Rule 15d-15(e)

31.2		—Certification of Chief Financial Officer pursuant to Rule 13a-15(e)/Rule 15d-15(e)

32.1		—Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		—Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference

†	Management Contract or Compensatory Plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 15(b) of Form 10-K and Item 601 of Regulation S-K.

(c) —Financial Statement Schedule of Valuation and Qualifying Accounts

OMEGA PROTEIN CORPORATION

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions (A)	Balance at End of Period
December 31, 2003:
Allowance for doubtful accounts	$2,321,386	$210,916	$(19,522)	$2,512,780
Deferred tax asset valuation allowance	$452,000	$—	$(17,000)	$435,000
December 31, 2004:
Allowance for doubtful accounts	$2,512,780	$10,775	$—	$2,523,555
Deferred tax asset valuation allowance	$435,000	$11,000	$—	$446,000
December 31, 2005:
Allowance for doubtful accounts	$2,523,555	$30,000	$—	$2,553,555
Deferred tax asset valuation allowance	$446,000	$565,000	$—	$1,011,000

(A) Allowance for Doubtful Accounts—uncollectible accounts written off.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 13, 2006.

OMEGA PROTEIN CORPORATION
(Registrant)

By:	/s/ Robert W. Stockton
Robert W. Stockton
Executive Vice President and Chief Financial Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Joseph L. von Rosenberg III or Robert W. Stockton, or either of them, his or her true and lawful attorney’s in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, any and all capacities, to sign his or her name to the Company’s Form 10-K for the year ended December 31, 2005 and any or all amendments, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOSEPH VON ROSENBERG III Joseph L. von Rosenberg III	President and Chief Executive Officer and Director	March 13, 2006

/s/ ROBERT W. STOCKTON Robert W. Stockton	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2006

AVRAM A. GLAZER	Chairman of the Board	March 13, 2006
Avram A. Glazer

/s/ GARY L. ALLEE	Director	March 13, 2006
Gary L. Allee

/s/ LEONARD DISALVO	Director	March 13, 2006
Leonard DiSalvo

/s/ PAUL M. KEARNS	Director	March 13, 2006
Paul M. Kearns

/s/ WILLIAM E. M. LANDS	Director	March 13, 2006
William E. M. Lands

/s/ HARRY O. NICODEMUS IV	Director	March 13, 2006
Harry O. Nicodemus