Form 10-Q
period 2006-03-31
OMEGA PROTEIN CORP
filed 2006-05-08
CIK 1053650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-14003

OMEGA PROTEIN CORPORATION

(Exact name of Registrant as specified in its charter)

State of Nevada	76-0562134
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2101 City West Blvd., Bldg. 3, Suite 500 Houston, Texas	77042
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer  ☐    Accelerated filer   ☒    Non-accelerated filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒.

Number of shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, on May 4, 2006: 25,062,318.

OMEGA PROTEIN CORPORATION

OMEGA PROTEIN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

(Dollars in thousands, except per share amounts)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements and Notes

	March 31, 2006	December 31, 2005
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$24,025	$26,362
Receivables, net	20,382	23,941
Amounts due from majority owner	105	105
Inventories	49,063	46,860
Prepaid expenses and other current assets	2,114	1,122

Total current assets	95,689	98,390
Other assets, net	1,539	1,579
Deferred tax assets, net	5,736	6,293
Property and equipment, net	97,285	93,965

Total assets	$200,249	$200,227

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$2,470	$2,443
Accounts payable	3,040	3,849
Accrued liabilities	10,754	12,202
Deferred tax liabilities, net	776	776

Total current liabilities	17,040	19,270
Long-term debt	27,057	27,658
Pension liabilities, net	11,174	10,932

Total liabilities	55,271	57,860

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 10,000,000 shares; none issued	—	—
Common stock, $0.01 par value; authorized 80,000,000 shares; 25,465,719 and 25,447,409 shares issued and 25,052,619 and 25,034,309 shares outstanding at March 31, 2006 and December 31, 2005, respectively	255	255
Capital in excess of par value	116,600	116,512
Retained earnings	37,779	35,253
Accumulated other comprehensive loss	(7,621)	(7,618)
Common stock in treasury, at cost – 413,100 shares	(2,035)	(2,035)

Total stockholders’ equity	144,978	142,367

Total liabilities and stockholders’ equity	$200,249	$200,227

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OMEGA PROTEIN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2006	2005
Revenues	$28,303	$23,831
Cost of sales	21,311	20,775

Gross profit	6,992	3,056
Selling, general, and administrative expense	3,336	2,778
Loss resulting from natural disaster (see Note 11 – Hurricane Losses)	241	—
Loss (gain) on disposal of assets	(1)	—

Operating income	3,416	278
Interest income	232	143
Interest expense	(524)	(266)
Other income (expense), net	(22)	(39)

Income before income taxes	3,102	116
Provision for income taxes	576	9

Net income	2,526	107
Other comprehensive income:
Foreign currency translation adjustment, net of tax benefit	(3)	(1)

Comprehensive income	$2,523	$106

Basic earnings per share	$0.10	$0.00

Weighted average common shares outstanding	25,043	24,906

Diluted earnings per share	$0.10	$0.00

Weighted average common shares and common share equivalents outstanding	26,021	26,985

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OMEGA PROTEIN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Cash flows provided by operating activities:
Net income	$2,526	$107
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,402	3,330
Loss on sale of assets, net	(1)	—
Provision for losses on receivables	8	8
Share based compensation	6	—
Deferred income taxes	557	9
Changes in assets and liabilities:
Receivables	1,551	2,716
Inventories	(2,203)	(4,298)
Prepaid expenses and other current assets	(992)	(9)
Other assets	(147)	(305)
Accounts payable	(809)	570
Accrued liabilities	(1,448)	(1,399)
Pension liabilities, net	242	204
Other, net	9	(28)

Total adjustments	175	798

Net cash provided by operating activities	2,701	905

Cash flows used in investing activities:
Proceeds from disposition of assets	1	—
Proceeds from insurance company, hurricanes	2,000	—
Capital expenditures	(6,535)	(5,767)

Net cash used in investing activities	(4,534)	(5,767)

Cash flows used in financing activities:
Principal payments of long-term debt obligations	(574)	(408)
Common stock transactions	73	217

Net cash used in financing activities	(501)	(191)

Effect of exchange rate changes on cash and cash equivalents	(3)	(1)

Net decrease in cash and cash equivalents	(2,337)	(5,054)
Cash and cash equivalents at beginning of year	26,362	32,757

Cash and cash equivalents at end of period	$24,025	$27,703

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OMEGA PROTEIN CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars and shares in thousands)

	Common Stock		Capital Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock Amount	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2005	25,447	$255	$116,512	$35,253	$(7,618)	$(2,035)	$142,367
Issuance of common stock	19	—	69	—	—	—	69
Tax benefit from exercise of stock options	—	—	19	—	—	—	19
Comprehensive income:
Net income	—	—	—	2,526	—	—	2,526
Other comprehensive income:
Foreign currency translation adjustment, net of tax benefit	—	—	—	—	(3)	—	(3)

Total comprehensive income (loss)	—	—	—	2,526	(3)	—	2,523

Balance at March 31, 2006	25,466	$255	$116,600	$37,779	$(7,621)	$(2,035)	$144,978

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

Basis of Presentation

These interim financial statements of Omega have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. The interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2005. Accordingly, certain information and footnote disclosures normally provided have been omitted since such items are disclosed therein.

In the opinion of management the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary for a fair statement of the Company’s consolidated financial position as of March 31, 2006, and the results of its operations and its cash flows for the three month periods ended March 31, 2006 and 2005. Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

The direct impact of the two hurricanes upon the Company was a loss of physical inventories and physical damage to the plants. The interruption of processing capabilities caused the Company to address the impact of abnormal downtime of its processing facilities, which resulted in the immediate recognition of costs which would ordinarily have been captured as inventory costs. The amounts of these losses are more fully described in Notes 2 and 11.

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

Income Taxes

The Company utilizes the liability method to account for income taxes. This method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of existing temporary differences between the financial reporting and tax reporting basis of assets and liabilities, and operating loss and tax credits carryforwards for tax purposes. The Company records a valuation allowance to reduce the deferred tax assets to

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

amount that is more likely than not to be realized. The Company believes that the deferred tax recorded as of March 31, 2006 is realizable through future reversals of existing taxable temporary differences and future taxable income. If the Company were to subsequently determine that we would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to deferred tax assets would increase earnings for the period in which such determination was made. The Company will continue to assess the adequacy of the valuation allowance on a quarterly basis. Any changes to the estimated valuation allowance could be material to the consolidated financial condition and results of operations.

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

Replacements and major improvements are capitalized and amortized over a period of 5 to 15 years, and maintenance and repairs are charged to expense as incurred. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from the accounts. Any resulting gains or losses are included in the statement of operations. The Company capitalizes interest as part of the acquisition cost of a qualifying asset.

Interest is capitalized only during the period of time required to complete and prepare the asset for its intended use. For the three month periods ended March 31, 2006 and 2005 the Company capitalized approximately $0 and $41,000, respectively, of interest.

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

The components of other comprehensive loss included in shareholder’s equity are as follows:

	March 31, 2006	December 31, 2005
	(in thousands)
Cumulative Translation Adjustments	$(33)	$(30)
Minimum Pension Liability Adjustments, net of tax	(7,588)	(7,588)

Accumulated Other Comprehensive Loss	$(7,621)	$(7,618)

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

At March 31, 2006 and December 31, 2005, the Company had cash deposits concentrated primarily in one major bank. In addition, the Company had Certificates of Deposit and commercial quality grade investments A2P2 rated or better with companies and financial institutions. As a result of the foregoing, the Company believes that credit risk in such investments is minimal.

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

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Recently Issued Accounting Standards

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—A replacement of APB Opinion No. 20 and FASB Statement No. 30” (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for, and reporting of, a change in accounting principles. This statement applies to all voluntary changes in accounting principles and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Under previous guidance, changes in accounting principle were recognized as a cumulative affect in the net income of the period of the change. SFAS 154 requires retrospective application of changes in accounting principle, limited to the direct effects of the change, to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Additionally, this Statement requires that a change in depreciation, amortization or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate affected by a change in accounting principle and that correction of errors in previously issued financial statements should be termed a “restatement.” The provisions in SFAS 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005, which was effective with our first quarter of the Company’s fiscal 2006. The Company intends to adopt the disclosure requirements upon the effective date of the pronouncement if required. The Company does not believe that the adoption of this pronouncement will have a material effect on our consolidated financial position, result of operations or cash flows.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Stock-Based Compensation

As of March 31, 2006, the Company had a stock-based employee compensation plan, which is described in more detail in Note 11 to the consolidated financial statements of the Company’s 2005 Form 10-K. Prior to January 1, 2006, the Company accounted for that plan under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure — an Amendment of FASB Statement No. 123.” No stock-based employee compensation cost related to stock options was reflected in net earnings, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the grant date. Accordingly, share-based compensation related to stock options was only included as a pro forma disclosure in the financial statement footnotes.

Effective January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment,” using the modified prospective application transition method. Under this transition method, compensation cost in 2006 includes the portion vesting in the period for (1) all share-based payments granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (2) all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Under the modified prospective application transition method, no cumulative effect of change in accounting principle charge is required for the Company, and results for prior periods have not been restated. See below for the pro forma disclosures related to the three months ended March 31, 2006. SFAS No. 123R also requires excess tax benefits be reported as a financing cash inflow rather than an operating cash inflow.

Net earnings for the three months ended March 31, 2006 includes approximately $6,400 ($4,200 after tax) of share-based compensation costs and is included in selling, general and administrative expenses in the statement of operations and comprehensive income for the three months ended March 31, 2006. As of March 31, 2006, there was approximately $68,000 of total unrecognized compensation cost related to nonvested share-based compensation that is expected to be recognized over a weighted-average period of 3 years. Based on current grants, total share-based compensation cost for fiscal year 2006 is expected to be approximately $25,000.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

On February 27, 2006, the Company granted new options to employees for the purchase of 10,000 shares of common stock at an exercise price of $6.27 per share, which vest in equal one-third portions on 2007, 2008 and 2009. These options expire on February 27, 2016. These were the only options granted during the quarter ended March 31, 2006. There were 16,966 stock option exercises during the quarter ended March 31, 2006. A summary of option activity under the plan for the three months ended March 31, 2006 is as follows:

	Three Months Ended March 31, 2006
	Number of Shares Underlying Options	Weighted Average Exercise Prices	Aggregate Intrinsic Value
Outstanding as of January 1, 2006	4,748,852	$7.35
Granted	10,000	$6.27
Exercised/Repurchased	(16,966)	$3.15
Forfeited	(3,334)	$5.03

Outstanding as of March 31, 2006	4,738,552	$7.37	$6,909,415

Exercisable as of March 31, 2006	4,715,552	$7.38	$6,909,415

Weighted-average fair value of options granted		$3.04

The following table further describes the Company’s stock options outstanding as of March 31, 2006.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 3/31/2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Prices	Number Exercisable at 3/31/2006	Weighted Average Exercise Prices
$1.65 to $3.50	1,922,384	4.8 years	$2.28	1,922,384	$2.28
$3.95 to $4.70	211,168	6.5 years	$4.26	211,168	$4.26
$5.03 to $7.55	118,000	8.8 years	$6.13	95,000	$6.04
$7.76 to $10.58	799,200	7.7 years	$9.15	799,200	$9.15
$12.38 to $12.75	1,649,400	2.1 years	$12.73	1,649,400	$12.73
$16.06 to $17.25	38,400	2.1 years	$16.37	38,400	$16.37

	4,738,552			4,715,552

	Three Months Ended March 31, 2006	Weighted Average Grant-Date Fair Value
Nonvested options as of January 1, 2006	18,000	$4.66
Granted	10,000	$3.04
Vested	(1,667)	$3.04
Forfeited	(3,333)	$3.04

Nonvested options as of March 31, 2006	23,000	$3.20

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The fair value of the Company’s stock options is the estimated present value at grant date using the Black-Scholes option pricing model with the following weighted average assumptions for the quarter ended March 31, 2006: expected dividend yield of 0 percent; expected volatility of 48.57% percent; risk-free interest rate of 4.66 percent; and an expected term of 5 years. The expected dividend yield is based on the Company’s annual dividend payout at grant date. Expected volatility is based on the historical volatility of the Company’s stock for a period approximating the expected life. The risk-free interest rate is based on the U.S. treasury yield in effect at the time of grant and has a term equal to the expected life. The expected term of the options represents the period of time the options are expected to be outstanding.

On May 5, 2005, the Company accelerated the vesting of all unvested, out-of-the-money, explicit service period stock options granted under the Company’s 2000 Long-Term Incentive Plan. The purpose of accelerating vesting was to eliminate future compensation expense that the Company would otherwise recognize in its Statement of Operations with respect to these accelerated stock options upon the adoption by the Company of SFAS No. 123R. A stock option was considered “out-of-the-money” if the stock option exercise price was greater than $6.04, which was the closing price of the Company’s common stock on the New York Stock Exchange on May 5, 2005. As a result of this action, stock options to purchase 390,000 shares of the Company’s common stock became immediately exercisable. The vesting created a modification of stock options; however, there was no impact on the fair value of the options. The weighted average exercise price of all the accelerated stock options was $9.98.

For purposes of pro forma disclosures, the estimated fair value of stock options is assumed to be amortized to expense over the stock options’ vesting periods. The pro forma effects of recognizing compensation expense under the fair value method on net income and net earnings per common share for the three month period ended March 31, 2005, were as follows (in thousands, except per share amounts):

Three Months Ended March 31, 2005
(in thousands, except per share amounts)
Net earnings	$107
Total stock-based employee compensation determined under fair value-based method, net tax	(139)

Pro forma net earnings	$(32)

Net earnings per common share:
Basic – as reported	$0.00

Basic – pro forma	$0.00

Net earnings per common share:
Diluted – as reported	$0.00

Diluted – pro forma	$0.00

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Note 2. Accounts Receivable

Accounts receivable as of March 31, 2006 and December 31, 2005 are summarized as follows:

	March 31, 2006	December 31, 2005
	(in thousands)
Trade	$10,268	$11,407
Insurance	9,618	11,704
Employee	103	42
Income tax	395	383
Other	195	595

Total accounts receivable	20,579	24,131
Less: allowance for doubtful accounts	(197)	(190)

Receivables, net	$20,382	$23,941

As a result of Hurricanes Katrina and Rita (see Note 11 – Hurricane Losses), the Company sustained damage to its three fish processing facilities and its shipyard located in the Gulf of Mexico region. Based on estimates, the Company believes its hurricane related insurance recoveries will total approximately $12 million. The Company has received $4 million in advances as of March 31, 2006.

The Company anticipates that further recoveries could be available, but such additional recoveries will require further estimation, analysis and discussions with the Company’s insurance carriers and adjusters. Additional amounts will be recognized when the amounts are deemed probable.

Note 3. Inventory

The major classes of inventory as of March 31, 2006 and December 31, 2005 are summarized as follows:

	March 31, 2006	December 31, 2005
	(in thousands)
Fish meal	$9,960	$14,742
Fish oil	13,590	21,552
Fish solubles	441	672
Unallocated inventory cost pool (including off-season costs)	20,510	5,926
Other materials & supplies	4,562	3,968

Total inventory	$49,063	$46,860

Inventory at March 31, 2006 and December 31, 2005 is stated at the lower of cost or market. The elements of unallocated inventory cost pool include plant and vessel related labor, utilities, rent, repairs and depreciation, to be allocated to inventories produced through the remainder of 2006.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Note 4. Other Assets

Other assets as of March 31, 2006 and December 31, 2005 are summarized as follows:

	March 31, 2006	December 31, 2005
	(in thousands)
Fish nets, net of accumulated amortization of $1,515 and $1,347	$605	$639
Insurance receivable, net of allowance for doubtful accounts	477	475
Title XI loan origination fee	318	337
Deposits	139	128

Total other assets, net	$1,539	$1,579

Amortization expense for fishing nets amounted to approximately $168,000 and $172,000 for the three months ended March 31, 2006 and 2005, respectively.

The Company carries insurance for certain losses relating to its vessels and Jones Act liability for employees aboard its vessels (collectively, “Vessel Claims Insurance”). The typical Vessel Claims Insurance policy contains an annual aggregate deductible (“AAD”) for which the Company remains responsible, while the insurance carrier is responsible for all applicable amounts which exceed the AAD. It is the Company’s policy to accrue current amounts due and record amounts paid out on each claim. Once payments exceed the AAD, the Company records an insurance receivable for a given policy year, net of allowance for doubtful accounts. As of March 31, 2006 and December 31, 2005, the allowance for doubtful insurance receivable accounts was $2.0 million.

Note 5. Property and Equipment

Property and equipment at March 31, 2006 and December 31, 2005 are summarized as follows:

	March 31, 2006	December 31, 2005
	(in thousands)
Land	$7,630	$7,630
Plant assets	93,958	89,650
Fishing vessels	91,015	90,880
Furniture and fixtures	4,565	2,792
Construction in progress	4,710	4,391

Total property and equipment	201,878	195,343
Less: accumulated depreciation and impairment	(104,593)	(101,378)

Property, plant and equipment, net	$97,285	$93,965

Depreciation expense for the three months ended March 31, 2006 and 2005 was $3.2 million and $3.1 million, respectively.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Note 6. Notes Payable and Long-Term Debt

At March 31, 2006 and December 31, 2005, the Company’s long-term debt consisted of the following:

	March 31, 2006	December 31, 2005
	(in thousands)
U.S. government guaranteed obligations (Title XI loan) collateralized by a first lien on certain vessels and certain plant assets:
Amounts due in installments through 2016, interest from 6.49% to 7.6%	$29,178	$29,737
Amounts due in installments through 2014, interest at Eurodollar rates of 4.97% and 4.46% at March 31, 2006 and December 31, 2005, respectively, plus 4.5%	349	359
Other debt at 6.25% at March 31, 2006 and December 31, 2005	—	5

Total debt	29,527	30,101
Less current maturities	(2,470)	(2,443)

Long-term debt	$27,057	$27,658

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

In September 2004, the United States Department of Commerce Fisheries Finance Program (the “FFP”) approved the Company’s financing application in an amount not to exceed $14 million (the “Approval Letter”). Borrowings under the Approval Letter are to be used to finance and/or refinance approximately 73% of the actual depreciable cost of the Company’s future fishing vessels refurbishments and capital expenditures relating to shore-side fishing assets, for a term not to exceed 15 years from inception at interest rates determined by the U.S. Treasury. Final approval for all such future projects requires individual approval through the Secretary of Commerce, National Oceanic and Atmospheric Administration, and National Marine Fisheries Service (“National Marine Fisheries Service”). Borrowings under the FFP are required to be evidenced by secured agreements, undertakings, and other documents deemed in the sole discretion of the National Marine Fisheries Service as necessary to accomplish the intent and purpose of the Approval Letter. The Company is required to comply with customary National Marine Fisheries Service covenants as well as certain special covenants. In December 2004, the Company submitted a $4.9 million financing request against the $14 million approval, and subsequently amended that request to include the entire $14 million. The Company closed on the $14 million FFP loan on October 17, 2005. On December 1, 2005, pursuant to the Title XI program, the United States Department of Commerce approved another financing application made by the Company in the amount of $16.4 million. No borrowings have been made from the $16.4 million commitment.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The Company has a $20 million revolving credit agreement with Bank of America, N.A. (the “Credit Facility”). Borrowings under this facility may be used for working capital and capital expenditures. The Credit Facility permits the Company to borrow up to $31 million of Title XI loans. The term of the Credit Facility expires on October 31, 2007, the maximum borrowing availability tied to the Company’s eligible inventory is $12 million and the Company may not generate a net loss for any two consecutive quarters. The Credit Facility requires that the Company maintain a Fixed Charge Coverage Ratio of 1.25 to 1, as measured on a quarterly basis using the consolidated results of the four fiscal quarter period ending with the applicable reporting period. A commitment fee of 37.5 basis points per annum is payable quarterly on the actual daily amount of the availability under the Credit Facility. The applicable interest rate will be adjusted (up or down) prospectively on a quarterly basis from LIBOR plus 2.00% to LIBOR plus 2.50% or at the Company’s option, Prime minus 0.50% to Prime plus 0.00%, depending upon the Fixed Charge Coverage Ratio being greater than 2.5 times to less than or equal to 1.5 times, respectively. The Credit Facility is collateralized by all of the Company’s trade receivables, inventory and equipment. In addition, the Credit Facility does not allow for the payment of cash dividends or stock repurchases.

As of March 31, 2006, the Company was out of compliance with the Ratio of Earnings to Fixed Charges covenant in the Credit Facility. The Company notified the lender of the covenant non-compliance and received a waiver from the lender.

As of March 31, 2006, the Company had no borrowings outstanding under the Credit Facility. At March 31, 2006 and December 31, 2005, the Company had outstanding letters of credit under the Credit Facility totaling approximately $3.0 million and $8.0 million, respectively, issued in support of worker’s compensation insurance programs as of March 31, 2006 and December 31, 2005 and to purchase fish meal from a third party as of December 31, 2005.

Note 7. Accrued Liabilities

Accrued liabilities as of March 31, 2006 and December 31, 2005 are summarized as follows:

	March 31, 2006	December 31, 2005
	(in thousands)
Salary and benefits	$1,841	$4,128
Insurance	4,023	3,879
Taxes, other than income tax	947	677
Trade creditors	3,564	3,243
Other	379	275

Total accrued liabilities	$10,754	$12,202

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

Indemnification

The Company’s Articles of Incorporation and By-Laws limit the liability of the Company’s officers and directors to the fullest extent permitted by Nevada law. Nevada provides that directors of Nevada coporations may be relieved of monetary liabilities for breach of their fiduciary duties as directors, except under certain circumstances, including (i) acts or omissions which involve intentional misconduct, fraud or a knowing violation of law of (ii) the willful or grossly negligent payment of unlawful distributions.

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

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Note 9. Reconciliation of Basic and Diluted Per Share Data (in thousands except per share data)

	Earnings (Numerator)	Shares (Denominator)	Per Share Data
Three Months Ended March 31, 2006
Net earnings	$2,526

Basic earnings per common share:
Earnings available to common shareholders	$2,526	25,043	$0.10

Effect of dilutive securities:
Stock options assumed exercised	—	978

Diluted earnings per common share:
Earnings available to common shareholders plus stock options assumed exercised	$2,526	26,021	$0.10

	Earnings (Numerator)	Shares (Denominator)	Per Share Data
Three Months Ended March 31, 2005
Net earnings	$107

Basic earnings per common share:
Earnings available to common shareholders	$107	24,906	$0.00

Effect of dilutive securities:
Stock options assumed exercised	—	2,079

Diluted earnings per common share:
Earnings available to common shareholders plus stock options assumed exercised	$107	26,985	$0.00

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Options to purchase 2,530,000 shares of common stock at exercise prices ranging from $6.27 to $17.25 per share were outstanding during the three months ended March 31, 2006, but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the shares during that period.

Options to purchase 2,507,000 shares of common stock at exercise prices ranging from $7.76 to $17.25 a per share were outstanding during the three months ended March 31, 2005, but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the shares during that period.

Note 10. Components of Net Periodic Benefit Cost

	Three Months Ended March 31,
	2006	2005
Service cost	$—	$—
Interest cost	358	364
Expected return on plan assets	(343)	(350)
Amortization of prior service costs	—	—
Amortization of net loss	227	190

Net periodic pension cost	$242	$204

As of March 31, 2006, no contributions to the Company’s pension plan have been made. The Company expects to make contributions of $2.6 million to the pension plan during the remainder of 2006. No contributions to the pension plan were made during fiscal 2005.

Note 11. Hurricane Losses

On August 29, 2005, the Company’s Moss Point, Mississippi fish processing facility and adjacent shipyard were severely damaged by Hurricane Katrina. On September 24, 2005, the Company’s Cameron, Louisiana and the Abbeville, Louisiana fish processing facilities were also severely damaged by Hurricane Rita. Each of these facilities was non-operational immediately after these weather related events. For the three month period ended March 31, 2006, $241,000 of additional clean-up costs has been recognized in the Company’s statement of operations. See Note 12 in the December 31, 2005, Form 10-K for additional information.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking statements in this Form 10-Q, future filings by the Company with the Securities and Exchange Commission (the “Commission”), the Company’s press releases and oral statements by authorized officers of the Company are intended to be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the risks set forth under the caption “Risk Factors and Significant Factors that May Affect Forward-Looking Statements” appearing in Item 1A. “Risk Factors.” The Company believes that forward-looking statements made by it are based on reasonable expectations; however, no assurances can be given that actual results will not differ materially from those contained in such forward-looking statements. Forward-looking statements include statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include the words “estimate,” “project,” “anticipate,” “expect,” “predict,” “assume,” “believe,” “could,” “would,” “hope,” “may,” and similar expressions.

OMEGA PROTEIN CORPORATION

General

Omega Protein Corporation is the largest processor, marketer and distributor of fish meal and fish oil products in the United States. As used herein, the term “Omega” or the “Company” refers to Omega Protein Corporation or to Omega Protein Corporation and its consolidated subsidiaries, as applicable. The Company’s principal executive offices are at 2101 City West Blvd., Building 3, Suite 500, Houston, Texas 77042 (Telephone: (713) 623-0060).

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

Operations at the Moss Point and Abbeville fish processing facilities and the shipyard were re-established in mid-October 2005, but at reduced processing capabilities. These two facilities were returned to full operational status prior to the beginning of the Gulf fishing season in April 2006. The Company is currently rebuilding its Cameron, Louisiana facility and expects it to be fully operational by mid 2006.

The direct impact of the two hurricanes upon the Company was a loss of physical inventories and physical damage to the plants. The Company estimated its hurricane damages at approximately $28.0 million, of which approximately $12.0 million is expected to be recovered under insurance policies ($4.0 million of which has been received as of March 31, 2006). Therefore, the Company has recognized a $16.0 million loss through March 31, 2006 due to estimated damages in excess of insurance recoveries. Of the damage estimate, approximately $2.5 million was related to damaged fish meal inventory and approximately $13.0 million was related to write-offs of inventory costs that had been allocated and deferred to future production that did not occur. The Company did not maintain business interruption insurance for these types of deferred inventory costs due to its high cost and limited availability.

OMEGA PROTEIN CORPORATION

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

Under its patented production process, the Company produces OmegaPure®, a taste-free, odorless refined fish oil which is the only marine source of long-chain Omega-3’s directly affirmed by the U.S. Food and Drug Administration (“FDA”) as a food ingredient that is Generally Recognized as Safe (“GRAS”). See “Company Overview—Products” in Part I Item 1 and 2 of the Company’s Form 10-K Annual Report for the year ended December 31, 2005.

The Company operates through two material subsidiaries: Omega Protein, Inc. and Omega Shipyard, Inc. Omega Protein, Inc. is the Company’s principal operating subsidiary for its menhaden processing business and is the successor to a business conducted since 1913. Omega Shipyard, Inc. owns a drydock facility in Moss Point, Mississippi, which is used to provide shoreside maintenance for the Company’s fishing fleet and, subject to outside demand and excess capacity, occasionally for third-party vessels. Revenues from shipyard work for third-party vessels for the three month periods ended March 31, 2006 and 2005 were not material. The Company also has a number of other immaterial direct and indirect subsidiaries.

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

OMEGA PROTEIN CORPORATION

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

Fishing. During the first quarter of 2006, the Company owned a fleet of 61 fishing vessels and 32 spotter aircraft for use in its fishing operations and also leased additional aircraft where necessary to facilitate operations. During the 2006 fishing season in the Gulf of Mexico, which runs from mid-April through October, the Company plans to operate 31 fishing vessels and 28 spotter aircraft. The fishing area in the Gulf is generally located along the Gulf Coast, with a concentration off the Louisiana and Mississippi coasts. The fishing season along the Atlantic coast begins in early May and usually extends into December. During the 2006 season, the Company plans to operate 10 fishing vessels and 7 spotter aircraft along the Mid-Atlantic coast, concentrated primarily in and around Virginia and North Carolina. The remaining fleet of fishing vessels and spotter aircraft are not routinely operated during the fishing season and are back-up to the active fleet, used for other transportation purposes, inactive or in the process of refurbishment in the Company’s shipyard.

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

The Company’s principal raw material is menhaden, a species of fish that inhabits coastal and inland tidal waters in the United States. Menhaden are undesirable for direct human consumption due to their small size, prominent bones and high oil content. Certain state agencies, as well as interstate compacts, impose resource depletion restrictions on menhaden pursuant to fisheries management legislation or regulations and may impose additional legislation or regulations in the future. For example, in August 2005, the Management Board of the ASMFC approved an addendum to an existing Fishery Management Plan. The addendum, if it were to be accepted and implemented by the Commonwealth of Virginia as an ASMFC member, would establish an annual cap for a five year period beginning in 2006 on the Company’s menhaden landings from the Chesapeake Bay in an amount equal to the Company’s average annual landings over a five year period. The Company estimates that this annual limitation would be approximately 106,000 metric tons. Had the cap been in place for the 2005 fishing season, it would not have impacted the Company’s 2005 fishing operations in the Chesapeake Bay. However, in this case, the Virginia legislature did not approve the recommended cap, and the Virginia Attorney General later issued an advisory opinion that the Management Board exceeded its authority when it adopted the recommended cap. See the Company’s 2005 10-K “Item 1 and 2. Business and Properties – Company Overview—Regulation.” To date, the Company has not experienced any material adverse impact on its fish catch or results of operations as a result of these recommended restrictions.

OMEGA PROTEIN CORPORATION

Meal and Oil Processing Plants. The Company operates four meal and oil processing plants, two in Louisiana, one in Mississippi and one in Virginia, where the menhaden are processed into three general products types: fish meal, fish oil and fish solubles. The Company’s processing plants are located in coastal areas near the Company’s fishing fleet. Annual volume processed varies depending upon menhaden catch. Each plant maintains a dedicated dock to unload fish, fish processing equipment and storage facility. The fish are unloaded from the fishing vessels into storage boxes and then conveyed into steam cookers. The fish are then passed through presses to remove most of the oil and water. The solid portions of the fish are dried and ground into fish meal. The liquid that is produced in the cooking and pressing operations contains oil, water, dissolved protein and some fish solids. This liquid is decanted to remove the water and solids and is put through a centrifugal oil and water separation process. The separated fish oil is a finished product called crude oil. The separated water and protein mixture is further processed through evaporators to recover the soluble protein, which can be sold as a finished product or added to the solid portions of the fish for processing into fish meal.

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

New Technical Center. The Company also plans to build a new technical center to be located in Houston, Texas to further develop its OmegaPure® food grade Omega-3 product line. The technical center will have food science application labs, as well as analytical, sensory and pilot plant capabilities. The technical center will also have a lipids research lab where the Company plans to continue to develop new Omega-3 products that have improved functionality and technical characteristics. The new facility is expected to be completed by mid-summer 2006.

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

OMEGA PROTEIN CORPORATION

Operations at the Moss Point and Abbeville fish processing facilities and the shipyard were re-established in mid-October 2005, but at reduced processing capabilities. These two facilities were returned to full operational status prior to the beginning of the Gulf fishing season in April 2006. The Company is currently rebuilding its Cameron, Louisiana facility and expects it to be fully operational by mid 2006.

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

The direct impact of the two hurricanes upon the Company was a loss of physical inventories and physical damage to the plants. The Company estimated its total hurricane damages at approximately $28.0 million, of which approximately $12.0 million is expected to be recovered under insurance policies ($4.0 million of which has been received as of March 31, 2006). Therefore, the Company has recognized a $16.0 million loss as of March 31, 2006 due to estimated damages in excess of insurance recoveries. Of the damage estimate, approximately $2.5 million was related to damaged fish meal inventory and approximately $13.0 million was related to write-offs of inventory costs that had been allocated to future production that did not occur. The Company did not maintain business interruption insurance for these types of deferred inventory costs due to its high cost and limited availability. See the Company’s 2005 10-K “Item 8. Financial Statements and Supplementary Data – Note 12 Hurricane Losses” for additional information on the components of the hurricane related losses. A substantial portion of the amounts listed are based upon estimates and assumptions. Actual amounts, when available, could differ materially from those estimates and changes to those estimates could have a material effect on the Company’s future financial statements.

Not included in the amounts listed are the replacement capital costs of property and equipment, which did not have any book basis and were destroyed in the hurricanes, and the costs of clean up incurred subsequent to March 31, 2006.

As of March 31, 2006, the Company’s four active processing plants, assuming that no hurricane damages had occurred, would have had an aggregate annual capacity to process approximately 950,000 tons of fish. The previously described hurricane damages reduced the annual aggregate processing capacity to approximately 600,000 tons as of March 31, 2006. This capacity is expected to return to original pre-hurricane capacity by mid-2006 when the Cameron facility is expected to be operational.

Because of the damages to the Company’s Cameron, Louisiana facility caused by Hurricane Rita, the Company has begun its 2006 fishing season by operating its full contingent of 31 Gulf of Mexico fishing vessels out of its two operating facilities in Abbeville, Louisiana and Moss Point, Mississippi. Later in the 2006 fishing season when the Company expects that the Cameron, Louisiana plant will be operational, up to 11 vessels will be shifted to Cameron. This plan will substantially increase the number of vessels at the Abbeville and Moss Point plants to a level that the Company has not operated at previously. Although these two facilities have adequate processing capacity, the Company believes that fishing efforts may be diminished because increased unloading time due to additional vessels could keep some vessels off the fishing grounds during the most optimal fishing times. It is possible that other logistical, mechanical or other manpower constraints arising out of this increased vessel load could also reduce the efficiency of these two plants. To date, the Company has not experienced any material problems from these issues.

OMEGA PROTEIN CORPORATION

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

Historically, approximately 35% to 40% of Omega’s FAQ grade fish meal was sold on a two-to-twelve-month forward contract basis. The balance of FAQ grade fish meal and other products was substantially sold on a spot basis through purchase orders. In 2002, the Company began a similar forward sales program for its specialty grade meals and crude fish oil due to increasing demand for these products. During 2003, 2004 and 2005, approximately 50%, 43% and 70%, respectively, of the Company’s specialty meals and crude fish oil had been sold on a forward contract basis. As of March 31, 2006, approximately 64% and 86% of the Company’s 2006 forecasted fish meal and crude fish oil had either been sold or sold forward on a contract basis. The percentage of fish meal and crude fish oil sold on a forward contract basis will fluctuate from year to year based upon perceived market availability. The Company’s annual revenues are highly dependent on both annual fish catch and inventories and, in addition, inventory is generally carried over from one year to the next year. The Company determines the level of inventory to be carried over based on prevailing market prices of the products, and sales volumes that will fluctuate from quarter to quarter and year to year. The Company’s fish meal products have a useable life of approximately one year from date of production; however, the Company typically attempts to empty its warehouses of the previous season’s meal products by the second or third month of the new fishing season. The Company’s crude fish oil products do not lose efficacy unless exposed to oxygen and, therefore, their storage life typically is longer than that of fish meal.

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

The following table sets forth the Company’s revenues by product (in millions) and the approximate percentage of total revenues represented thereby, for the indicated periods:

	Three Months Ended March 31,
	2006		2005
	Revenues	Percent	Revenues	Percent
Regular Grade	$4.4	15.6%	$4.1	17.2%
Special Select	10.2	36.0	9.9	41.6
Sea-Lac	2.6	9.2	4.9	20.6
Crude Oil	8.3	29.3	3.3	13.9
Refined Oil	2.3	8.1	1.1	4.6
Fish Solubles	0.5	1.8	0.5	2.1

Total	$28.3	100.0%	$23.8	100.0%

OMEGA PROTEIN CORPORATION

Customers and Marketing. Most of the Company’s marine protein products are sold directly to about 600 customers by the Company’s agriproducts sales department, while a smaller amount is sold through independent sales agents. Product inventory was $24.0 million on March 31, 2006 versus $19.4 million as of March 31, 2005.

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

Part of the Company’s business plan involves expanding its purchase and resale of other manufacturers’ fish meal and fish oil products. During 2003, 2004 and 2005, the Company’s fish catch and resultant product inventories were reduced, primarily due to adverse weather conditions, and the Company further expanded its purchase and resales of other fish meals and oils (primarily Panamanian, Peruvian and Mexican fish meal and U.S. menhaden oil). Although operating margins from these activities are less than the margins typically generated from the Company’s base domestic production, these operations provide the Company with a source of fish meal and oil to sell into other markets where the Company has not historically had a presence. During 2003, the Company purchased products totaling approximately 12,500 tons, or approximately 5% of total volume 2003 sales. During 2004, the Company purchased products totaling approximately 17,800 tons, or approximately 8% of total volume 2004 sales. During 2005, the Company purchased products totaling approximately 16,600 tons, or approximately 8% of total volume 2005 sales. During the quarter ended March 31, 2006, the Company purchased products totaling approximately 12,000 tons.

OMEGA PROTEIN CORPORATION

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

Fish meal prices have historically borne a relationship to prevailing soybean meal prices (more weakly correlated in recent years), while prices for fish oil are generally influenced by prices for vegetable fats and oils, such as rape and palm oils. Thus, the prices for the Company’s products are established by worldwide supply and demand relationships over which the Company has no control and tend to fluctuate significantly over the course of a year and from year to year.

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

OMEGA PROTEIN CORPORATION

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

In September 2004, pursuant to the Title XI program, the United States Department of Commerce approved a financing application made by the Company in the amount of $14 million (the “Approval Letter”). In December 2004, the Company submitted a $4.9 million financing request to be drawn against the $14 million approved financing application. In 2005, the Company amended the request to include the entire $14 million, and closed on this loan in October 2005. On December 1, 2005, pursuant to the Title XI program, the United States Department of Commerce approved another financing application made by the Company in the amount of $16.4 million. The Company expects that this loan, or some portion of it, will close in the latter part of 2006. Borrowings under this Title XI program may be used for refurbishment of the Company’s fishing vessels and capital expenditures relating to the Company’s shore-side fishing assets. The Title XI loans are secured by liens on certain of the Company’s fishing vessels and mortgages on the Company’s Reedville, Virginia and Abbeville and Cameron, Louisiana plants.

Omega had an unrestricted cash balance of $24.0 million at March 31, 2006, down $2.4 million from December 31, 2005. This decrease was due primarily to capital expenditures, purchase of third party meal, and costs associated with the hurricane rebuilding efforts. The Company’s liquidity is greatly influenced by the selling prices received for its products. Should the Company experience decreased pricing in the future, as it experienced in 1999 and 2000, liquidity would decline and the Company would likely have to utilize its working capital credit facility. Additionally, as a result of Hurricanes Katrina and Rita, the Company suffered significant damages to property and equipment that will need to be repaired or replaced in the near future. Insurance proceeds are not expected to fully cover all of those costs and the remainder will be funded from the Company’s existing cash balances and Credit Facility. The Company’s long-term debt at March 31, 2006 and December 31, 2005 was $27.1 million and $27.7 million, respectively. Current maturities attributable to the Company’s long-term debt were $2.5 and $2.4 million at March 31, 2006 and December 31, 2005, respectively. The Company did not utilize its working capital credit facility during the first three months of 2006 and 2005 other than for $3.0 and $8.0 million, respectively, in standby letters of credit used to support Company workers compensation programs as of March 31, 2006 and December 31, 2005 and to purchase fish meal from a third party as of December 31, 2005. As of March 31, 2006, the Company had $13.4 million available under its working capital credit facility and had no borrowings except for standby letters of credit issued under that facility. The Company has no off-balance sheet arrangements other than normal operating leases and standby letters of credit.

OMEGA PROTEIN CORPORATION

The following tables aggregate information about the Company’s contractual cash obligations and other commercial commitments (in thousands) as of March 31, 2006:

	Payments Due by Period
Contractual Cash Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years
Long Term Debt	$29,527	$2,470	$5,044	$4,237	$17,776
Interest on long term debt	13,491	2,098	3,352	2,702	5,339
Operating Leases	7,239	872	1,661	1,557	3,149
Minimum Pension Liability (1)	11,174	—	—	—	11,174
Standby Letters of Credit (2)	2,974	2,974	—	—	—

Total Contractual Cash Obligations	$64,405	$8,414	$10,057	$8,496	$37,438

(1)	The Company expects to make contributions of $2.6 million to the pension plan in 2006.
(2)	As of March 31, 2006, the Company had no outstanding borrowings under the $20 million Credit Facility other than $3.0 million in standby letters of credit.

Net operating activities provided cash of approximately $2.7 and $0.9 million for the three months periods ended March 31, 2006 and 2005, respectively. The increase in operating activities is primarily attributable to the change in activities relating to receivables and net income.

Net investing activities used cash of $4.5 million and $5.8 million for the three month periods ended March 31, 2006 and 2005, respectively. In addition to any future capital expenditures related to the replacement or repair of property and equipment due to the Hurricanes Katrina and Rita, the Company’s investing activities consists mainly of capital expenditures for equipment purchases, replacements, vessel refurbishments, and fish oil refining processes. In addition to any future capital expenditures related to the replacement or repair of property and equipment due to Hurricanes Katrina and Rita, the Company anticipates making approximately $8 million in capital expenditures in 2006, which will be used to refurbish vessels, plant assets and to repair certain equipment. Investing activities also includes the receipt of $2.0 million from an insurance company relating to Hurricanes Katrina and Rita for the three months ending March 31, 2006.

Net financing activities used cash of $0.5 million and $0.2 million during the three month periods ended March 31, 2006 and 2005, respectively. The exercise of stock options provided proceeds of $54,000 and $217,000 for the three month periods ended March 31, 2006 and 2005, respectively.

The Company has a $20 million revolving credit agreement with Bank of America, N.A. (the “Credit Facility”). Borrowings under this facility may be used for working capital and capital expenditures. The Credit Facility permits the Company to borrow up to $31 million of Title XI loans. The term of the Credit Facility expires on October 31, 2007, the maximum borrowing availability tied to the Company’s eligible inventory is $12 million and the Company may not generate a net loss for any two consecutive quarters. The Credit Facility requires that the Company maintain a Fixed Charge Coverage Ratio of 1.25 to 1, as measured on a quarterly basis using the consolidated results of the four fiscal quarter period ending with the applicable reporting period. A commitment fee of 37.5 basis points per annum is payable quarterly on the actual daily amount of the availability under the Credit Facility. The applicable interest rate will be adjusted (up or down) prospectively on a quarterly basis from LIBOR plus 2.00% to LIBOR plus 2.50% or at the Company’s option, Prime minus 0.50% to Prime

OMEGA PROTEIN CORPORATION

plus 0.00%, depending upon the Fixed Charge Coverage Ratio being greater than 2.5 times to less than or equal to 1.5 times, respectively. The Credit Facility is collateralized by all of the Company’s trade receivables, inventory and equipment. In addition, the Credit Facility does not allow for the payment of cash dividends or stock repurchases.

As of March 31, 2006, the Company was out of compliance with the Ratio of Earnings to Fixed Charges covenant in the Credit Facility. The Company notified the lender of the covenant non-compliance and received a waiver from the lender.

As of March 31, 2006, the Company had no borrowings outstanding under the Credit Facility. At March 31, 2006 and December 31, 2005, the Company had outstanding letters of credit under the Credit Facility totaling approximately $3.0 million and $8.0 million, respectively, issued primarily in support of worker’s compensation insurance programs as of March 31, 2006 and December 31, 2005 and to purchase fish meal from a third party as of December 31, 2005.

In September 2004, the United States Department of Commerce Fisheries Finance Program (the “FFP”) approved the Company’s financing application in an amount not to exceed $14 million (the “Approval Letter”). Borrowings under the Approval Letter are to be used to finance and/or refinance approximately 73% of the actual depreciable cost of the Company’s future fishing vessel refurbishments and capital expenditures relating to shore-side fishing assets, for a term not to exceed 15 years from inception at interest rates determined by the U.S. Treasury. Final approval for all such future projects requires individual approval through the Secretary of Commerce, National Oceanic and Atmospheric Administration, and National Marine Fisheries Service (“National Marine Fisheries Service”). Borrowings under the FFP are required to be evidenced by secured agreements, undertakings, and other documents deemed in the sole discretion of the National Marine Fisheries Service as necessary to accomplish the intent and purpose of the Approval Letter. The Company is required to comply with customary National Marine Fisheries Service covenants as well as certain special covenants. In December 2004, the Company submitted a $4.9 million financing request against the $14 million approval, and subsequently amended that request to include the entire $14 million. The Company closed on the $14 million FFP loan on October 17, 2005. On December 1, 2005, pursuant to the Title XI program, the United States Department of Commerce approved another financing application made by the Company in the amount of $16.4 million. The Company expects to close on a portion of this application in the latter part of 2006.

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

OMEGA PROTEIN CORPORATION

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

The direct impact of the two hurricanes upon the Company was a loss of physical inventories and physical damage to the plants. The interruption of processing capabilities caused the Company to address the impact of abnormal downtime of its processing facilities, which resulted in the immediate recognition of costs which would ordinarily have been captured as inventory costs. The amounts of these losses are more fully described in Notes 2, 3, 5 and 12 to the financial statements included in the Company’s 2005 Form 10-K.

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

OMEGA PROTEIN CORPORATION

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

Any costs incurred during abnormal down time related to activity at the Company’s plants are charged to expense as incurred.

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

Results of Operations

The following table sets forth as a percentage of revenues certain items of the Company’s operations for each of the indicated periods.

	Three Months Ended March 31,
	2006	2005
Revenues	100.0%	100.0%
Cost of sales	75.3	87.2

Gross profit	24.7	12.8
Selling, general and administrative expense	11.7	11.7
Loss resulting from natural disaster	0.9	0.0
Loss on disposal of assets	0.0	0.0

Operating income	12.1	1.1
Interest income	0.8	0.6
Interest expense	(1.9)	(1.1)
Other income (expense), net	0.0	(0.2)

Income before income taxes	11.0	0.4
Provision for income taxes	2.1	0.0

Net income	8.9%	0.4%

OMEGA PROTEIN CORPORATION

Interim Results for the First Quarters ended March 31, 2006 and March 31, 2005

Revenues. Revenues increased $4.5 million or 18.8% for the quarter ended March 31, 2006 as compared to the quarter ended March 31, 2005. The increase was primarily due to an 123.4% increase in sales volumes of the Company’s fish oil, partially offset by a 17% decline in fish meal sales volumes. Additionally, the Company experienced a 10.6% and 9.0% increase in sales prices of the Company’s fish meal and fish oil, respectively. The Company experienced a $2.8 million increase in revenues due to increased sales prices and a $1.9 million increase in revenues due to sales volumes of the Company’s fish meal and fish oil.

Cost of Sales. Cost of sales, including depreciation and amortization, for the current quarter ended March 31, 2006 was $21.3 million, an increase of $0.5 million or 2.6% from $20.8 million for the quarter ended March 31, 2005. Cost of sales as a percentage of revenues decreased 11.9% to 75.3% for the quarter ended March 31, 2006. The decrease in cost of sales as a percentage of revenues was due to higher sales prices for the current quarter.

Gross Profit. Gross profit increased 128.8% from a $3.1 million gross profit in the quarter ended March 31, 2005 to $7.0 million in the current quarter ended March 31, 2006. The increase in gross profit margins was primarily due to higher sales prices for the first quarter 2006 as compared to the first quarter 2005.

Selling, general and administrative expenses. Selling, general, and administrative expenses increased $558,000 from $2.8 million for the first quarter ended March 31, 2005 to $3.3 million for the first quarter ended March 31, 2006. This increase was attributable primarily to increased consulting expenditures relating to the Company’s governmental relations program and other consulting expenditures relating to hurricane insurance recovery efforts.

Loss resulting from natural disaster. For the current quarter ended March 31, 2006, the Company incurred losses of $241,000 relating to damages incurred at its Moss Point, Mississippi fish processing facility and adjacent shipyard from Hurricane Katrina, and damages incurred at its Cameron and Abbeville, Louisiana fish processing facilities from Hurricane Rita. These costs primarily relate to clean up costs incurred during the current quarter.

Operating income. As a result of the factors discussed above, the Company’s operating income increased $3.1 million from an operating income of $0.3 million for the quarter ended March 31, 2005 to an operating income of $3.4 million for the quarter ended March 31, 2006.

Interest income. Interest income increased $89,000 for the current quarter ended March 31, 2006 as compared to the quarter ended March 31, 2005. The increase was primarily due to higher returns on the Company’s cash and cash equivalents.

Interest expense. Interest expense increased $258,000 for the current quarter ended March 31, 2006 as compared to the quarter ended March 31, 2005. The increase in interest expense is primarily due to interest associated with the additional $14 million in debt that was obtained in October 2005.

Other income (expense), net. Other expense, net decreased $17,000 in the current quarter ended March 31, 2006 as compared to the quarter ended March 31, 2005. The decrease was primarily due to the fees paid to the Company’s banking institution.

Provision for income taxes. The Company recorded a $576,000 provision for income taxes for the first quarter 2006 representing an effective tax rate of 19%. For the first quarter 2005, the Company recorded a $9,000 provision for income taxes representing an effective tax rate of 8%. The effective tax rates for the first quarter

OMEGA PROTEIN CORPORATION

2006 and 2005 were reduced below the statutory rate due mainly to a state income tax benefit on current period pre-tax income and the partial exclusion of income on foreign sales. The Company believes that it is more probable than not that the recorded estimated deferred tax asset will be realized.

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

Item 1A. Risk Factors

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

The Company’s operations are geographically concentrated in the Gulf of Mexico where they are susceptible to regional adverse weather patterns such as hurricanes. Three of the Company’s four operating plants are located in the Gulf of Mexico (two in Louisiana and one in Mississippi), a region which has historically been subject to a late summer/early fall hurricane season. The Company’s Virginia facility has in the past also at times been adversely affected by hurricanes. All three of the Company’s Gulf of Mexico plants were severely damaged within a one-month span by Hurricanes Katrina and Rita in August and September 2005. Immediately after the second hurricane, approximately 70% of the Company’s 2004 production capacity was impaired and the Company’s business, results of operations and financial condition were materially adversely affected. Additional future weather related disruptions could, if they occur, also have a material adverse effect on the Company’s business, results of operations and financial condition. In addition, the Company’s costs of insurance for property damage have increased as insurers recoup losses paid and to be paid out in connection with the Katrina and Rita hurricanes by charging higher premiums. It is possible that Hurricanes Katrina and Rita may have adversely affected Gulf Coast waters by causing increased pollution or debris in shallow waters where the Company historically has operated and these adverse effects if they occur could adversely affect the Company’s ability to catch menhaden.

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

One example of potentially restrictive regulation involves an addendum to a fisheries management plan recommended by a regional regulatory board in August 2005 which, if it were to be adopted by the Commonwealth of Virginia, could limit for a five-year period the annual amount commercial menhaden catch in the Chesapeake Bay to the Company’s 5-year average Bay catch. There is also the possibility, which the Company does not believe is likely, that if the U.S. Secretary of Commerce were to find the Commonwealth of Virginia out of compliance with the management plan, that he could declare a moratorium on all commercial harvesting of menhaden in Virginia waters unless Virginia were to comply with the restriction. See the Company’s 2005 Form 10-K “Item 1 and 2. Business and Properties—Company Overview—Regulation” for more information.

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

Risks Relating to the Company’s Ongoing Operations:

Three of the Company’s four operating plants were severely damaged by Hurricanes Katrina and Rita and the Company has had to undertake substantial rebuilding efforts. As an immediate result of the two hurricanes, approximately 70% of the Company’s operating capacity was impaired. Operations at the Moss Point and Abbeville fish processing facilities and the shipyard were re-established in mid-October 2005, but at reduced processing capabilities. These two facilities have been returned to full operational status prior to the beginning of the Gulf fishing season in April 2006. The Company is currently rebuilding is Cameron, Louisiana facility and expects it to be fully operational by mid 2006.

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

The Company’s plan to operate 31 vessels out of two Gulf of Mexico plants in 2006 rather than three may be unsuccessful. Because of the damages to the Company’s Cameron, Louisiana facility caused by Hurricane Rita, the Company intends to begin its 2006 fishing season by operating its full contingent of 31 Gulf of Mexico fishing vessels out of its two operating facilities in Abbeville, Louisiana and Moss Point, Mississippi. Later in the 2006 fishing season when the Company expects that the Cameron, Louisiana plant will be operational, up to 11 vessels will be shifted to Cameron. This plan will substantially increase the number of vessels at Abbeville and Moss Point to a level that the Company has not operated at previously. Although these two facilities have adequate processing capacity, the Company believes that fishing efforts may be diminished because increased unloading time due to additional vessels will keep some vessels off the fishing grounds during the most optimal fishing times. It is possible that other logistical, mechanical or other manpower constraints arising out of this increased vessel load could also reduce the efficiency of these two plants. To date the Company has not experienced any material problems from these issues.

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

Investment Risks. Investment risks specifically related to the Company’s common stock include:

The Company’s market liquidity for its common stock is relatively low. As of March 31, 2006, the Company had 25,052,619 shares of common stock outstanding. The average daily trading volume in the Company’s common stock during the three month period ending March 31, 2006 was approximately 10,100 shares. Although a more active trading market may develop in the future, the limited market liquidity for the Company’s stock could affect a stockholder’s ability to sell at a price satisfactory to that stockholder.

If significant shares eligible for future sale are sold, the result could depress the Company’s stock price by increasing the supply of shares in the market at a time when demand may be limited. As of March 31, 2006, the Company had approximately 25.0 million shares of common stock outstanding, as well as stock options to purchase approximately 4.7 million shares of common stock. Of these options, approximately 4.7 million were exercisable at March 31, 2006. In addition, certain of the Company’s officers and directors have entered into Rule 10b5-1 sales plans with brokers unaffiliated with the Company whereby they have committed to sell automatically and without discretion a predetermined number of shares of Company common stock over a period of time according to their own individual criteria. To the extent that the above stock options are exercised or the above shares are sold, it is possible that the additional shares being offered in the market or the increase in the number of outstanding shares could adversely affect the price for the Company’s common stock.

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

OMEGA PROTEIN CORPORATION
(Registrant)

May 8, 2006	By:	/s/ ROBERT W. STOCKTON
(Executive Vice President, Chief Financial Officer)