Form 10-Q
period 2006-06-30
OMEGA PROTEIN CORP
filed 2006-08-07
CIK 1053650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.    Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒ .

Number of shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, on August 3, 2006: 25,119,509.

OMEGA PROTEIN CORPORATION

OMEGA PROTEIN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

(Dollars in thousands, except per share amounts)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements and Notes

	June 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$11,581	$26,362
Receivables, net	27,573	23,941
Amounts due from majority owner	105	105
Inventories	58,920	46,860
Prepaid expenses and other current assets	3,701	1,122

Total current assets	101,880	98,390
Other assets, net	2,196	1,579
Deferred tax assets, net	5,397	6,293

Property and equipment, net	101,422	93,965

Total assets	$210,895	$200,227

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$2,386	$2,443
Accounts payable	1,277	3,849
Accrued liabilities	23,140	12,202
Deferred tax liabilities, net	776	776

Total current liabilities	27,579	19,270

Long-term debt	26,454	27,658
Pension liabilities, net	10,984	10,932

Total liabilities	65,017	57,860

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 10,000,000 shares; none issued	—	—
Common stock, $0.01 par value; authorized 80,000,000 shares; 25,530,118 and 25,447,409 shares issued and 25,117,018 and 25,034,309 shares outstanding at June 30, 2006 and December 31, 2005, respectively	256	255
Capital in excess of par value	116,875	116,512
Retained earnings	38,409	35,253
Accumulated other comprehensive loss	(7,627)	(7,618)
Common stock in treasury, at cost – 413,100 shares	(2,035)	(2,035)

Total stockholders’ equity	145,878	142,367

Total liabilities and stockholders’ equity	$210,895	$200,227

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OMEGA PROTEIN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues	$33,338	$27,510	61,641	$51,341
Cost of sales	28,002	23,693	49,313	44,468

Gross profit	5,336	3,817	12,328	6,873

Selling, general, and administrative expense	3,641	2,957	6,977	5,735
Loss resulting from natural disaster (see Note 11 – Hurricane Losses)	192	—	433	—
Loss on disposal of assets	30	96	29	96

Operating income	1,473	764	4,889	1,042
Interest income	175	190	407	333
Interest expense	(528)	(242)	(1,052)	(508)
Other income (expense), net	(104)	230	(126)	191

Income before income taxes	1,016	942	4,118	1,058
Provision for income taxes	386	283	962	292

Net income	630	659	3,156	766
Other comprehensive income:
Foreign currency translation adjustment, net of tax benefit	(6)	13	(9)	12

Comprehensive income	$624	$672	$3,147	$778

Basic earnings per share	$0.03	$0.03	$0.13	$0.03

Weighted average common shares outstanding	25,088	24,968	25,066	24,937

Diluted earnings per share	$0.02	$0.03	$0.12	$0.03

Weighted average common shares and common share equivalents outstanding	26,023	26,307	26,016	26,383

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OMEGA PROTEIN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in thousands, except per share amounts)

	Six Months Ended June 30,
	2006	2005
Cash flows used in operating activities:
Net income	$3,156	$766
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	6,352	6,661
Loss on sale of assets, net	29	96
Provision for losses on receivables	15	15
Share based compensation	21	—
Deferred income taxes	896	41
Changes in assets and liabilities:
Receivables	(5,647)	731
Inventories	(12,060)	(16,405)
Prepaid expenses and other current assets	(2,579)	(739)
Other assets	(988)	(548)
Accounts payable	(2,572)	(535)
Accrued liabilities	10,938	3,846
Pension liabilities, net	52	408
Other, net	7	(64)

Total adjustments	(5,536)	(6,493)

Net cash used in operating activities	(2,380)	(5,727)

Cash flows used in investing activities:
Proceeds from disposition of assets	1	339
Proceeds from insurance company, hurricanes	2,000	—
Gain on involuntary conversion, fire	—	(307)
Capital expenditures	(13,468)	(11,312)

Net cash used in investing activities	(11,467)	(11,280)

Cash flows used in financing activities:
Principal payments of long-term debt obligations	(1,261)	(821)
Common stock transactions	336	516

Net cash used in financing activities	(925)	(305)

Effect of exchange rate changes on cash and cash equivalents	(9)	12

Net decrease in cash and cash equivalents	(14,781)	(17,300)
Cash and cash equivalents at beginning of year	26,362	32,757

Cash and cash equivalents at end of period	$11,581	$15,457

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OMEGA PROTEIN CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars and shares in thousands)

	Common Stock		Capital Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock Amount	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2005	25,447	$255	$116,512	$35,253	$(7,618)	$(2,035)	$142,367
Issuance of common stock	83	1	297	—	—	—	298
Tax benefit from exercise of stock options	—	—	66	—	—	—	66
Comprehensive income:
Net income	—	—	—	3,156	—	—	3,156
Other comprehensive income:
Foreign currency translation adjustment, net of tax benefit	—	—	—	—	(9)	—	(9)

Total comprehensive income (loss)	—	—	—	3,156	(9)	—	3,147

Balance at June 30, 2006	25,530	$256	$116,875	$38,409	$(7,627)	$(2,035)	$145,878

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

In the opinion of management the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary for a fair statement of the Company’s consolidated financial position as of June 30, 2006, and the results of its operations and its cash flows for the six month periods ended June 30, 2006 and 2005. Operating results for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

The Company has reclassified certain amounts previously reported to conform with the presentation at June 30, 2006.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Hurricane Losses

On August 29, 2005, the Company’s Moss Point, Mississippi fish processing facility and adjacent shipyard were severely damaged by Hurricane Katrina. On September 25, 2005, the Company’s Cameron, Louisiana and Abbeville, Louisiana fish processing facilities were also severely damaged by Hurricane Rita. Each of these facilities was non-operational immediately after these weather events. Operations at the Moss Point fish processing facility, the Abbeville fish processing facility and the shipyard were re-established in mid-October, 2005, but at reduced processing capabilities. Operations at the Cameron fish processing facility were re-established in June 2006, but at reduced processing capabilities.

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

The Company maintains insurance coverage for a variety of these damages, most notably property, inventory and vessel insurance. The nature and extent of the insurance coverage varies by line of policy and the Company has recorded insurance recoveries as accounts receivable based on estimates. The Company anticipates that further recoveries could be available, but such additional recoveries will require further analysis and discussions with the Company’s insurance carriers and the resolution of the lawsuit filed by the Company against its property insurance carriers described below. Such recoveries, if any, would be recognized in future periods once they are deemed probable. The Company does not maintain business interruption insurance in any material amounts.

In order to facilitate the insurance recovery process, on July 28, 2006, the Company filed a lawsuit against its property insurance carriers, Lexington Insurance Company and RSUI Indemnity Company, in U.S. District Court for the Western District of Louisiana, alleging breach of contract and bad faith based on the insurance carriers’ failure to pay amounts due to the Company under its property insurance policies for damages sustained from Hurricanes Katrina and Rita in the third quarter of 2005. The Company seeks recovery in a jury trial of all available damages to which it is entitled by law, legal interest on those damages, the cost of the litigation and any other damages as the court deems appropriate. The total damages sought in the lawsuit are in excess of the amount the Company has remaining as a receivable relating to its initial recorded hurricane claim from its property insurance carriers. The Company believes collection of the recorded receivable is probable; however, an unfavorable outcome of the proceeding could have a material impact on the Company’s financial position and results of operations.

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

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

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

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

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

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Income Taxes

The Company utilizes the liability method to account for income taxes. This method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of existing temporary differences between the financial reporting and tax reporting basis of assets and liabilities, and operating loss and tax credits carryforwards for tax purposes. The Company records a valuation allowance to reduce the deferred tax assets to amount that is more likely than not to be realized. The Company believes that the deferred tax recorded as of June 30, 2006 is realizable through future reversals of existing taxable temporary differences and future taxable income. If the Company were to subsequently determine that we would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to deferred tax assets would increase earnings for the period in which such determination was made. The Company will continue to assess the adequacy of the valuation allowance on a quarterly basis. Any changes to the estimated valuation allowance could be material to the consolidated financial condition and results of operations.

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

Interest is capitalized only during the period of time required to complete and prepare the asset for its intended use. The Company capitalized interest of approximately $0, $54,000, $0 and $95,000 for the three and six month periods ended June 30, 2006 and 2005, respectively.

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

The components of other comprehensive loss included in shareholder’s equity are as follows:

	June 30, 2006	December 31, 2005
	(in thousands)
Cumulative Translation Adjustments	$(39)	$(30)
Minimum Pension Liability Adjustments, net of tax	(7,588)	(7,588)

Accumulated Other Comprehensive Loss	$(7,627)	$(7,618)

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

At June 30, 2006 and December 31, 2005, the Company had cash deposits concentrated primarily in one major bank. In addition, the Company had commercial quality grade investments A2P2 rated or better with financial institutions. As a result of the foregoing, the Company believes that credit risk in such investments is minimal.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Earnings per Share

Basic earnings per common share (EPS) were computed by dividing net earnings by the weighted average number of common shares outstanding during the reporting period. Diluted EPS reflects the dilution that could occur if securities or contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted earnings per common share was computed by dividing net earnings by the sum of the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if the dilutive potential common shares (in this case, exercise of the Company’s employee stock options) had been issued during each period as discussed in Note 9.

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

In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 regarding the Staff’s interpretation of SFAS No. 123(R). This interpretation provides the Staff’s views regarding interactions between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The interpretive guidance is intended to assist companies in applying the provisions of SFAS No. 123(R) and investors and users of the financial statements in analyzing the information provided. We followed the guidance prescribed in SAB No. 107 in connection with our adoption of SFAS No. 123(R).

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—A replacement of APB Opinion No. 20 and FASB Statement No. 30” (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for, and reporting of, a change in accounting principles. This statement applies to all voluntary changes in accounting principles and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Under previous guidance, changes in accounting principle were recognized as a cumulative affect in the net income of the period of the change. SFAS 154 requires retrospective application of changes in accounting

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

principle, limited to the direct effects of the change, to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Additionally, this Statement requires that a change in depreciation, amortization or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate affected by a change in accounting principle and that correction of errors in previously issued financial statements should be termed a “restatement.” The provisions in SFAS 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005, which was effective with our first quarter of the Company’s fiscal 2006. The adoption of this pronouncement did not have a material effect on our consolidated financial position, result of operations or cash flows.

In June 2006, the FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes”. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect, if any, the adoption of FIN No. 48 will have on its financial statements and related disclosures.

Stock-Based Compensation

As of June 30, 2006, the Company had a stock-based employee compensation plan, which is described in more detail in Note 11 to the consolidated financial statements of the Company’s 2005 Form 10-K. Prior to January 1, 2006, the Company accounted for that plan under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure — an Amendment of FASB Statement No. 123.” No stock-based employee compensation cost related to stock options was reflected in net earnings, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the grant date. Accordingly, share-based compensation related to stock options was only included as a pro forma disclosure in the financial statement footnotes.

Effective January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment,” using the modified prospective application transition method. Under this transition method, compensation cost in 2006 includes the portion vesting in the period for (1) all share-based payments granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (2) all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Under the modified prospective application transition method, no cumulative effect of change in accounting principle charge is required for the Company, and results for prior periods have not been restated. See below for the pro forma disclosures related to the three and six months ended June 30, 2005. SFAS No. 123R also requires excess tax benefits be reported as a financing cash inflow rather than an operating cash inflow.

Net earnings for the three and six months ended June 30, 2006 includes approximately $26,100 and $32,500 ($17,200 and $21,400 after tax), respectively, of share-based compensation costs and is included in selling, general and administrative expenses in the statement of operations and comprehensive income for the three and six months ended June 30, 2006. As of June 30, 2006, there was approximately $192,000 of total unrecognized compensation cost related to nonvested share-based compensation that is expected to be recognized over a weighted-average period of 3 years. Based on current grants, total share-based compensation cost for fiscal year 2006 is expected to be approximately $138,000.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

On February 27, 2006, the Company granted new options to an employee under its 2000 Long-Term Incentive Plan for the purchase of 10,000 shares of common stock at an exercise price of $6.27 per share, which vest in equal one-third portions on 2007, 2008 and 2009. On May 18, 2006, the Company granted new options to an employee under its 2000 Long-Term Incentive Plan for the purchase of 7,500 shares of common stock at an exercise price of $5.93 per share, which vest in equal one-third portions on 2007, 2008, and 2009.

On April 13, 2006 the Board of Directors approved the establishment of the Omega Protein Corporation 2006 Incentive Plan which was approved by the Company’s stockholders and became effective on June 7, 2006. On that date options were granted to the Company’s four independent Directors for the purchase of an aggregate of 40,000 shares of common stock at an exercise price of $5.76 per share, which vest in six months and one day from the date of issuance. These were the only options granted during the six months ended June 30, 2006, under the 2006 Incentive Plan.

There were 79,167 stock option exercises during the six months ended June 30, 2006. A summary of option activity under the plans for the six months ended June 30, 2006 is as follows:

	Six Months Ended June 30, 2006
	Number of Shares Underlying Options	Weighted Average Exercise Prices	Aggregate Intrinsic Value
Outstanding as of January 1, 2006	4,748,852	$7.35
Granted	57,500	$5.87
Exercised/Repurchased	(79,167)	$3.43
Forfeited	(3,333)	$5.03

Outstanding as of June 30, 2006	4,723,852	$7.40	$6,919,872

Exercisable as of June 30, 2006	4,654,352	$7.43	$6,919,072

Weighted-average fair value of options granted		$2.77

The following table further describes the Company’s stock options outstanding as of June 30, 2006.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 6/30/2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Prices	Number Exercisable at 6/30/2006	Weighted Average Exercise Prices
$1.65 to $3.50	1,895,184	4.6 years	$2.28	1,895,184	$2.28
$3.95 to $4.70	176,168	6.2 years	$4.27	176,168	$4.27
$5.03 to $7.55	165,500	8.8 years	$6.03	96,000	$6.04
$7.76 to $10.58	799,200	7.4 years	$9.15	799,200	$9.15
$12.38 to $12.75	1,649,400	1.8 years	$12.73	1,649,400	$12.73
$16.06 to $17.25	38,400	1.8 years	$16.37	38,400	$16.37

	4,723,852			4,654,352

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

	Six Months Ended June 30, 2006	Weighted Average Grant-Date Fair Value
Nonvested options as of January 1, 2006	18,000	$4.66
Granted	57,500	$2.77
Vested	(2,667)	$3.17
Forfeited	(3,333)	$3.04

Nonvested options as of June 30, 2006	69,500	$2.86

The fair value of the Company’s stock options is the estimated present value at grant date using the Black-Scholes option pricing model with the following weighted average assumptions for the six months ended June 30, 2006: expected dividend yield of 0 percent; expected volatility of 46.96% percent; risk-free interest rate of 4.91 percent; and an expected term of 5 years. The expected dividend yield is based on the Company’s annual dividend payout at grant date. Expected volatility is based on the historical volatility of the Company’s stock for a period approximating the expected life. The risk-free interest rate is based on the U.S. treasury yield in effect at the time of grant and has a term equal to the expected life. The expected term of the options represents the period of time the options are expected to be outstanding.

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

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

For purposes of pro forma disclosures, the estimated fair value of stock options is assumed to be amortized to expense over the stock options’ vesting periods. The pro forma effects of recognizing compensation expense under the fair value method on net income and net earnings per common share for the three and six month periods ended June 30, 2005, were as follows (in thousands, except per share amounts):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
	(in thousands, except per share amounts)	(in thousands, except per share amounts)
Net earnings	$659	$766
Total stock-based employee compensation determined under fair value-based method, net tax	(1,035)	(1,174)

Pro forma net earnings	$(376)	$(408)

Net earnings per common share:
Basic – as reported	$0.03	$0.03

Basic – pro forma	$(0.02)	$(0.02)

Net earnings per common share:
Diluted – as reported	$0.03	$0.03

Diluted – pro forma	$(0.01)	$(0.02)

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Note 2. Accounts Receivable

Accounts receivable as of June 30, 2006 and December 31, 2005 are summarized as follows:

	June 30, 2006	December 31, 2005
	(in thousands)
Trade	$17,968	$11,407
Insurance	9,180	11,704
Employee	121	42
Income tax	308	383
Other	201	595

Total accounts receivable	27,778	24,131
Less: allowance for doubtful accounts	(205)	(190)

Receivables, net	$27,573	$23,941

As a result of Hurricanes Katrina and Rita (see Note 11 – Hurricane Losses), the Company sustained damage to its three fish processing facilities and its shipyard located in the Gulf of Mexico region. Based on estimates, the Company believes its hurricane related insurance recoveries will total approximately $12 million. The Company has received $4 million in advances from its property insurance carriers as of June 30, 2006. In order to facilitate the insurance recovery process, on July 28, 2006, the Company filed a lawsuit against its property insurance carriers, Lexington Insurance Company and RSUI Indemnity Company, in U.S. District Court for the Western District of Louisiana, alleging breach of contract and bad faith based on the insurance carriers’ failure to pay amounts due to the Company under its property insurance policies for damages sustained from Hurricanes Katrina and Rita in the third quarter of 2005. The Company seeks recovery in a jury trial of all available damages to which it is entitled by law, legal interest on those damages, the cost of the litigation and any other damages as the court deems appropriate. The total damages sought in the lawsuit are in excess of the amount the Company has remaining as a receivable relating to its initial recorded hurricane claim from its property insurance carriers. The Company believes collection of the recorded receivable is probable; however, an unfavorable outcome of the proceeding could have a material impact on the Company’s financial position and results of operations.

The Company anticipates that further recoveries could be available, but such additional recoveries will require further estimation, analysis and discussions with the Company’s insurance carriers and adjusters and resolution of the lawsuit described above. Additional amounts will be recognized when the amounts are deemed probable.

Note 3. Inventory

The major classes of inventory as of June 30, 2006 and December 31, 2005 are summarized as follows:

	June 30, 2006	December 31, 2005
	(in thousands)
Fish meal	$16,360	$14,742
Fish oil	13,795	21,552
Fish solubles	533	672
Unallocated inventory cost pool (including off-season costs)	22,567	5,926
Other materials & supplies	5,665	3,968

Total inventory	$58,920	$46,860

Inventory at June 30, 2006 and December 31, 2005 is stated at the lower of cost or market. The elements of unallocated inventory cost pool include plant and vessel related labor, utilities, rent, repairs and depreciation, to be allocated to inventories produced through the remainder of 2006.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Note 4. Other Assets

Other assets as of June 30, 2006 and December 31, 2005 are summarized as follows:

	June 30, 2006	December 31, 2005
	(in thousands)
Fish nets, net of accumulated amortization of $1,683 and $1,347	$1,197	$639
Insurance receivable, net of allowance for doubtful accounts	477	475
Title XI loan origination fee	383	337
Deposits	139	128

Total other assets, net	$2,196	$1,579

Amortization expense for fishing nets amounted to approximately $168,000, $173,000, $336,000 and $345,000 for the three and six months ended June 30, 2006 and 2005, respectively.

The Company carries insurance for certain losses relating to its vessels and Jones Act liability for employees aboard its vessels (collectively, “Vessel Claims Insurance”). The typical Vessel Claims Insurance policy contains an annual aggregate deductible (“AAD”) for which the Company remains responsible, while the insurance carrier is responsible for all applicable amounts which exceed the AAD. It is the Company’s policy to accrue current amounts due and record amounts paid out on each claim. Once payments exceed the AAD, the Company records an insurance receivable for a given policy year, net of allowance for doubtful accounts. As of June 30, 2006 and December 31, 2005, the allowance for doubtful insurance receivable accounts was $2.0 million.

Note 5. Property and Equipment

Property and equipment at June 30, 2006 and December 31, 2005 are summarized as follows:

	June 30, 2006	December 31, 2005
	(in thousands)
Land	$7,630	$7,630
Plant assets	96,697	89,650
Fishing vessels	92,897	90,880
Furniture and fixtures	2,982	2,792
Construction in progress	6,500	4,391

Total property and equipment	206,706	195,343
Less: accumulated depreciation and impairment	(105,284)	(101,378)

Property, plant and equipment, net	$101,422	$93,965

Depreciation expense for the three and six-months ended June 30, 2006 and 2005 was $2.8 million, $3.1 million, $6.0, million and $6.3 million, respectively.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Note 6. Notes Payable and Long-Term Debt

At June 30, 2006 and December 31, 2005, the Company’s long-term debt consisted of the following:

	June 30, 2006	December 31, 2005
	(in thousands)
U.S. government guaranteed obligations (Title XI loan) collateralized by a first lien on certain vessels and certain plant assets:
Amounts due in installments through 2016, interest from 6.49% to 7.6%	$28,492	$29,737
Amounts due in installments through 2014, interest at Eurodollar rates of 5.41% and 4.46% at June 30, 2006 and December 31, 2005, respectively, plus 4.5%	348	359
Other debt at 6.25% at June 30, 2006 and December 31, 2005	—	5

Total debt	28,840	30,101
Less current maturities	(2,386)	(2,443)

Long-term debt	$26,454	$27,658

The Title XI loans are secured by liens on certain of the Company’s fishing vessels and mortgages on the Company’s Reedville, Virginia and Abbeville, Louisiana plants. Loans are now available under similar terms pursuant to the Title XI program without intervening lenders.

In September 2004, the United States Department of Commerce Fisheries Finance Program (the “FFP”) approved the Company’s financing application in an amount not to exceed $14 million (the “Approval Letter”). Borrowings under the Approval Letter are to be used to finance and/or refinance approximately 73% of the actual depreciable cost of the Company’s future fishing vessels refurbishments and capital expenditures relating to shore-side fishing assets, for a term not to exceed 15 years from inception at interest rates determined by the U.S. Treasury. Final approval for all such future projects requires individual approval through the Secretary of Commerce, National Oceanic and Atmospheric Administration, and National Marine Fisheries Service (“National Marine Fisheries Service”). Borrowings under the FFP are required to be evidenced by security agreements, undertakings, and other documents deemed in the sole discretion of the National Marine Fisheries Service as necessary to accomplish the intent and purpose of the Approval Letter. The Company is required to comply with customary National Marine Fisheries Service covenants as well as certain special covenants. In December 2004, the Company submitted a $4.9 million financing request against the $14 million approval, and subsequently amended that request to include the entire $14 million. The Company closed on the $14 million FFP loan on October 17, 2005.

On December 1, 2005, pursuant to the Title XI program, the United States Department of Commerce approved a second financing application made by the Company in the amount of $16.4 million (the “Second Approval Letter”). In May 2006, the Company submitted a $7.8 million financing request under the Second Approval Letter. As of June 30, 2006, the Company had no borrowings outstanding under the Second Approval Letter.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The Company has a $20 million revolving credit agreement with Bank of America, N.A. (the “Credit Facility”). Borrowings under this facility may be used for working capital and capital expenditures. The Credit Facility permits the Company to borrow up to $31 million of Title XI loans. The term of the Credit Facility expires on October 31, 2007, the maximum borrowing availability tied to the Company’s eligible inventory is $10 million and the Company may not generate a net loss for any two consecutive quarters. The Credit Facility requires that the Company maintain a Fixed Charge Coverage Ratio of 1.25 to 1, as measured on a quarterly basis using the consolidated results of the four fiscal quarter period ending with the applicable reporting period. A commitment fee of 37.5 basis points per annum is payable quarterly on the actual daily amount of the availability under the Credit Facility. The applicable interest rate will be adjusted (up or down) prospectively on a quarterly basis from LIBOR plus 2.00% to LIBOR plus 2.50% or at the Company’s option, Prime minus 0.50% to Prime plus 0.00%, depending upon the Fixed Charge Coverage Ratio being greater than 2.5 times to less than or equal to 1.5 times, respectively. The Credit Facility is collateralized by all of the Company’s trade receivables, inventory and equipment. In addition, the Credit Facility does not allow for the payment of cash dividends or stock repurchases.

As of June 30, 2006, the Company was out of compliance with the Ratio of Earnings to Fixed Charges covenant in the Credit Facility. The Company notified the lender of the covenant non-compliance and received a waiver from the lender.

As of June 30, 2006, the Company had no borrowings outstanding under the Credit Facility. At June 30, 2006 and December 31, 2005, the Company had outstanding letters of credit under the Credit Facility totaling approximately $3.1 million and $8.0 million, respectively, issued in support of worker’s compensation insurance programs as of June 30, 2006 and December 31, 2005 and to purchase fish meal from a third party as of December 31, 2005.

Note 7. Accrued Liabilities

Accrued liabilities as of June 30, 2006 and December 31, 2005 are summarized as follows:

	June 30, 2006	December 31, 2005
	(in thousands)
Salary and benefits	$5,678	$4,128
Insurance	3,922	3,879
Taxes, other than income tax	828	677
Trade creditors	12,408	3,243
Other	304	275

Total accrued liabilities	$23,140	$12,202

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

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Note 9. Reconciliation of Basic and Diluted Per Share Data (in thousands except per share data)

	Earnings (Numerator)	Shares (Denominator)	Per Share Data
Three Months Ended June 30, 2006
Net earnings	$630

Basic earnings per common share:
Earnings available to common shareholders	$630	25,088	$0.03

Effect of dilutive securities:
Stock options assumed exercised	—	935

Diluted earnings per common share:
Earnings available to common shareholders plus stock options assumed exercised	$630	26,023	$0.02

	Earnings (Numerator)	Shares (Denominator)	Per Share Data
Three Months Ended June 30, 2005
Net earnings	$659

Basic earnings per common share:
Earnings available to common shareholders	$659	24,968	$0.03

Effect of dilutive securities:
Stock options assumed exercised	—	1,339

Diluted earnings per common share:
Earnings available to common shareholders plus stock options assumed exercised	$659	26,307	$0.03

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

	Earnings (Numerator)	Shares (Denominator)	Per Share Data
Six Months Ended June 30, 2006
Net earnings	$3,156

Basic earnings per common share:
Earnings available to common shareholders	$3,156	25,066	$0.13

Effect of dilutive securities:
Stock options assumed exercised	—	950

Diluted earnings per common share:
Earnings available to common shareholders plus stock options assumed exercised	$3,156	26,016	$0.12

	Earnings (Numerator)	Shares (Denominator)	Per Share Data
Six Months Ended June 30, 2005
Net earnings	$766

Basic earnings per common share:
Earnings available to common shareholders	$766	24,937	$0.03

Effect of dilutive securities:
Stock options assumed exercised	—	1,446

Diluted earnings per common share:
Earnings available to common shareholders plus stock options assumed exercised	$766	26,383	$0.03

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Options to purchase 2,575,000 shares of common stock at exercise prices ranging from $6.13 to $17.25 per share were outstanding during the three and six months ended June 30, 2006, but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the shares during that period.

Options to purchase 2,507,000 and 2,527,000 shares of common stock at exercise prices ranging from $7.76 to $17.25 and $6.44 to $17.25 per share were outstanding during the three and six months ended June 30, 2005, respectively, but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the shares during that period.

Note 10. Components of Net Periodic Benefit Cost

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Service cost	$—	$—	$—	$—
Interest cost	358	364	716	728
Expected return on plan assets	(343)	(350)	(686)	(700)
Amortization of prior service costs	—	—	—	—
Amortization of net loss	227	190	454	380

Net periodic pension cost	$242	$204	$484	$408

As of June 30, 2006, the Company had made contributions to the pension plan totaling $432,000. The Company expects to make contributions of $2.2 million to the pension plan during the remainder of 2006. No contributions to the pension plan were made during fiscal 2005.

Note 11. Hurricane Losses

On August 29, 2005, the Company’s Moss Point, Mississippi fish processing facility and adjacent shipyard were severely damaged by Hurricane Katrina. On September 24, 2005, the Company’s Cameron, Louisiana and the Abbeville, Louisiana fish processing facilities were also severely damaged by Hurricane Rita. For the three and six month periods ended June 30, 2006, $192,000 and $433,000 of additional clean-up costs has been recognized in the Company’s statement of operations, respectively. See Note 12 in the December 31, 2005, Form 10-K for additional information.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking statements in this Form 10-Q, future filings by the Company with the Securities and Exchange Commission (the “Commission”), the Company’s press releases and oral statements by authorized officers of the Company are intended to be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the risks set forth under the caption “Risk Factors and Significant Factors that May Affect Forward-Looking Statements” appearing in Item 1A. “Risk Factors.” The Company believes that forward-looking statements made by it are based on reasonable expectations; however, no assurances can be given that actual results will not differ materially from those contained in such forward-looking statements. Forward-looking statements include statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include the words “estimate,” “project,” “anticipate,” “plans,” “expect,” “predict,” “assume,” “believe,” “could,” “would,” “hope,” “may,” and similar expressions.

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

The Company produces and sells a variety of protein and oil products derived from menhaden, a species of wild herring-like fish found along the Gulf of Mexico and Atlantic coasts. The fish are not genetically modified or genetically enhanced. The Company processes several grades of fish meal, as well as fish oil and fish solubles. The Company’s fish meal products are primarily used as a protein ingredient in animal feed for swine, cattle, aquaculture and household pets. Fish oil is utilized for animal and aquaculture feeds, industrial applications, additives to human food products and as dietary supplements. The Company’s fish solubles are sold primarily to livestock feed manufacturers, aquaculture feed manufacturers and for use as an organic fertilizer.

The Company operates four menhaden processing plants: two in Louisiana, one in Mississippi and one in Virginia. The Company also operates a Health and Science Center in Reedville, Virginia, which provides 100-metric tons per day fish oil processing capacity for the Company’s food grade oils and industrial and feed grade oils.

In August 2005, the Company’s Moss Point, Mississippi fish processing facility and adjacent shipyard were severely damaged by Hurricane Katrina. In September 2005, the Company’s Cameron, Louisiana and Abbeville, Louisiana fish processing facilities were also severely damaged by Hurricane Rita. Each of these facilities was non-operational immediately after these weather events. The Moss Point, Abbeville and Cameron facilities accounted for approximately 16%, 31% and 22%, respectively, of the Company’s full year 2004 production tonnage, so as an immediate result of the two hurricanes, approximately 70% of the Company’s operating capacity was impaired and the Company’s business, results of operations and financial condition were materially adversely affected. The Company’s four plants, assuming that no hurricane damage had occurred, would have had an aggregate annual processing capacity as of December 31, 2005 of approximately 950,000 tons of fish. The hurricane damages reduced the Company’s annual aggregate processing capacity to approximately 850,000 tons as of June 30, 2006.

Operations at the Moss Point and Abbeville fish processing facilities and the shipyard were re-established in mid-October 2005, but at reduced processing capabilities. These two facilities were returned to full operational status prior to the beginning of the Gulf fishing season in April 2006. Operations at the Cameron fish processing facility were re-established in June 2006, but at reduced processing capabilities. The reduced capacity has not had a significant impact on the processing of the Cameron fish catch since operations were re-established. The Company plans for the Cameron facility to be at full operational status prior to the end of the 2006 fishing season.

The direct impact of the two hurricanes upon the Company was a loss of physical inventories and physical damage to the plants. The Company estimated its hurricane damages at approximately $28.0 million, of which approximately $12.0 million is expected to be recovered under insurance policies ($4.0 million of which has been received as of June 30, 2006). Therefore, the Company has recognized a $16.2 million loss through June 30, 2006 due to estimated damages in excess of insurance recoveries. Of the damage estimate, approximately $2.5 million was related to damaged fish meal inventory and approximately $13.0 million was related to write-offs of inventory costs that had been allocated and deferred to future production that did not occur. During the second quarter 2006, the Company salvaged additional fish meal that was previously recognized as a loss from natural disaster of approximately $610,000. This meal was sold during the second quarter 2006, which resulted in the Company recognizing revenue without cost of sales as the related costs were recorded as a loss in the third quarter 2005. The Company did not maintain business interruption insurance for these types of deferred inventory costs due to its high cost and limited availability.

OMEGA PROTEIN CORPORATION

In order to facilitate the insurance recovery process, on July 28, 2006, the Company filed a lawsuit against its property insurance carriers, Lexington Insurance Company and RSUI Indemnity Company, in U.S. District Court for the Western District of Louisiana, alleging breach of contract and bad faith based on the insurance carriers’ failure to pay amounts due to the Company under its property insurance policies for damages sustained from Hurricanes Katrina and Rita in the third quarter of 2005. The Company seeks recovery in a jury trial of all available damages to which it is entitled by law, legal interest on those damages, the cost of the litigation and any other damages as the court deems appropriate. The total damages sought in the lawsuit are in excess of the amount the Company has remaining as a receivable relating to its initial recorded hurricane claim from its property insurance carriers. The Company believes collection of the recorded receivable is probable; however, an unfavorable outcome of the proceeding could have a material impact on the Company’s financial position and results of operations.

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

The Company operates through two material subsidiaries: Omega Protein, Inc. and Omega Shipyard, Inc. Omega Protein, Inc. is the Company’s principal operating subsidiary for its menhaden processing business and is the successor to a business conducted since 1913. Omega Shipyard, Inc. owns a drydock facility in Moss Point, Mississippi, which is used to provide shoreside maintenance for the Company’s fishing fleet and, subject to outside demand and excess capacity, occasionally for third-party vessels. Revenues from shipyard work for third-party vessels for the three and six-month periods ended June 30, 2006 and 2005 were not material. The Company also has a number of other immaterial direct and indirect subsidiaries.

Prior to 2005, the Company had operated a Mexican subsidiary which had coordinated the Company’s fish meal and oil sales and purchases through a local Mexican sales office. In 2005, the Company discontinued its use of this Mexican office and consolidated these functions in its Houston, Texas headquarters.

Until April 1998, the Company, including its predecessors, was a wholly-owned subsidiary of Zapata Corporation (“Zapata”). In April 1998, the Company completed an initial public offering of its common stock. Zapata currently owns approximately 58% of the Company’s outstanding common stock. On December 8, 2005, Zapata announced that its Board of Directors has authorized Zapata’s management to seek a buyer for its 58% equity interest in the Company. The Zapata announcement stated that, although the Board has asked Zapata management to find a buyer for its interest in the Company, there can be no assurance that any transaction will result from the process.

OMEGA PROTEIN CORPORATION

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

Fishing. During the second quarter of 2006, the Company owned a fleet of 61 fishing vessels and 32 spotter aircraft for use in its fishing operations and also leased additional aircraft where necessary to facilitate operations. During the 2006 fishing season in the Gulf of Mexico, which runs from mid-April through October, the Company is operating 30 fishing and carry vessels and 28 spotter aircraft. The fishing area in the Gulf is generally located along the Gulf Coast, with a concentration off the Louisiana and Mississippi coasts. The fishing season along the Atlantic coast begins in early May and usually extends into December. During the 2006 season, the Company is operating 11 fishing vessels and 7 spotter aircraft along the Mid-Atlantic coast, concentrated primarily in and around Virginia and North Carolina. The remaining fleet of fishing vessels and spotter aircraft are not routinely operated during the fishing season and are back-up to the active fleet, used for other transportation purposes, inactive or in the process of refurbishment in the Company’s shipyard.

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

OMEGA PROTEIN CORPORATION

The Company’s principal raw material is menhaden, a species of fish that inhabits coastal and inland tidal waters in the United States. Menhaden are undesirable for direct human consumption due to their small size, prominent bones and high oil content. Certain state agencies, as well as interstate compacts, impose resource depletion restrictions on menhaden pursuant to fisheries management legislation or regulations and may impose additional legislation or regulations in the future. For example, in August 2005, the Management Board of the Atlantic States Marine Fisheries Commission (“ASMFC”) approved an addendum to an existing Fishery Management Plan. The addendum would have established an annual cap for a five year period beginning in 2006 on the Company’s menhaden landings from the Chesapeake Bay in an amount equal to the Company’s average annual landings over a five year period from 2000 to 2004 (approximately 106,000 metric tons). The Commonwealth of Virginia has declined to adopt the ASMFC’s recommended addendum but has instead put forth its own proposal whereby the Company’s Chesapeake Bay menhaden harvest would be capped for a five year period at its most recent five-year average (2001 to 2005) of 109,020 metric tons per year. The Virginia proposal would also allow the Company a credit whereby any under-harvest in a particular year below the 109,020 metric ton cap would be added to increase the cap for the following year, up to a maximum of 122,740 metric tons per year. The Company has agreed to support the Commonwealth of Virginia’s proposal in an effort to move forward constructively and avoid further contention on this issue. See the Company’s 2005 10-K “Item 1 and 2. Business and Properties – Company Overview—Regulation” and Item 5. Other Information. To date, the Company has not experienced any material adverse impact on its fish catch or results of operations as a result of these recommended restrictions.

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

Health and Science Center. In October 2004, the Company completed construction and commenced operation of a new Health and Science Center that provides 100-metric tons per day fish oil processing capacity. The new center is located adjacent to the Company’s Reedville, Virginia processing plant. The food-grade facility includes state-of-the-art processing equipment and controls that will allow the Company to refine, bleach, fractionate and deodorize its menhaden fish oil and has more than tripled the Company’s previous refined fish oil production capacity for food grade oils and industrial and feed grade oils. The facility also provides the Company with automated packaging and on-site refrigerated storage capacity and has a lipids analytical laboratory to enhance the development of Omega-3 oils and food products.

OMEGA PROTEIN CORPORATION

New Technical Center. The Company is in the process of building a new technical center located in Houston, Texas to further develop its OmegaPure® food grade Omega-3 product line. The technical center will have food science application labs, as well as analytical, sensory and pilot plant capabilities. The technical center will also have a lipids research lab where the Company plans to continue to develop new Omega-3 products that have improved functionality and technical characteristics. The new facility is expected to be completed in the latter part of 2006.

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

Operations at the Moss Point and Abbeville fish processing facilities and the shipyard were re-established in mid-October 2005, but at reduced processing capabilities. These two facilities were returned to full operational status prior to the beginning of the Gulf fishing season in April 2006. Operations at the Cameron fish processing facility were re-established in June 2006, but at reduced processing capabilities. The reduced capacity has not had a significant impact on the processing of the Cameron fish catch since operations were re-established.

The Company maintains insurance coverage for a variety of these damages, most notably property, inventory and vessel insurance. The nature and extent of the insurance coverage varies by line of policy and the Company has recorded insurance recoveries as an account receivable based on the preliminary discussions with insurers and adjusters. The Company anticipates that further recoveries could be available, but such additional recoveries will require further analysis and discussions with the Company’s insurance carriers and the resolution of the lawsuit filed by the Company against its property insurance carriers described below. Such recoveries, if any, would be recognized in future periods once they are deemed probable. The Company does not maintain business interruption insurance in any material amounts due to its high cost and limited availability.

The direct impact of the two hurricanes upon the Company was a loss of physical inventories and physical damage to the plants. The Company estimated its total hurricane damages at approximately $28.0 million, of which approximately $12.0 million is expected to be recovered under insurance policies ($4.0 million of which has been received as of June 30, 2006). Therefore, the Company has recognized a $16.2 million loss as of June 30, 2006 due to estimated damages in excess of insurance recoveries. Of the damage estimate, approximately $2.5 million was related to damaged fish meal inventory and approximately $13.0 million was related to write-offs of inventory costs that had been allocated to future production that did not occur. The Company did not maintain business interruption insurance for these types of deferred inventory costs due to its high cost and limited availability. During the second quarter 2006, the Company salvaged additional fish meal that was previously recognized as a loss from natural disaster of approximately $610,000. This meal was sold during the second quarter 2006, which resulted in the Company recognizing revenue without cost of sales as the related costs were recorded as a loss in the third quarter 2005. See the Company’s 2005 10-K “Item 8. Financial Statements and Supplementary Data – Note 12 Hurricane Losses” for additional information on the components of the hurricane related losses. A substantial portion of the amounts listed are based upon estimates and assumptions. Actual amounts, when available, could differ materially from those estimates and changes to those estimates could have a material effect on the Company’s future financial statements.

OMEGA PROTEIN CORPORATION

In order to facilitate the insurance recovery process, on July 28, 2006, the Company filed a lawsuit against its property insurance carriers, Lexington Insurance Company and RSUI Indemnity Company, in U.S. District Court for the Western District of Louisiana, alleging breach of contract and bad faith based on the insurance carriers’ failure to pay amounts due to the Company under its property insurance policies for damages sustained from Hurricanes Katrina and Rita in the third quarter of 2005. The Company seeks recovery in a jury trial of all available damages to which it is entitled by law, legal interest on those damages, the cost of the litigation and any other damages as the court deems appropriate. The total damages sought in the lawsuit are in excess of the amount the Company has remaining as a receivable relating to its initial recorded hurricane claim from its property insurance carriers. The Company believes collection of the recorded receivable is probable; however, an unfavorable outcome of the proceeding could have a material impact on the Company’s financial position and results of operations.

Not included in the amounts listed are the replacement capital costs of property and equipment, which did not have any book basis and were destroyed in the hurricanes, and the costs of clean up incurred subsequent to June 30, 2006.

As of June 30, 2006, the Company’s four active processing plants, assuming that no hurricane damages had occurred, would have had an aggregate annual capacity to process approximately 950,000 tons of fish. The previously described hurricane damages reduced the annual aggregate processing capacity to approximately 850,000 tons as of June 30, 2006. Operations at the Cameron fish processing facility were re-established in June 2006, but at reduced processing capabilities. The reduced capacity has not had a significant impact on the processing of the Cameron fish catch since operations were re-established. The Company plans for the Cameron facility to be at full operational status prior to the end of the 2006 fishing season.

Because of the damages to the Company’s Cameron, Louisiana facility caused by Hurricane Rita, the Company began its 2006 fishing season by operating its full contingent of 30 Gulf of Mexico fishing and carry vessels out of its two operating facilities in Abbeville, Louisiana and Moss Point, Mississippi. These activities substantially increased the number of vessels at the Abbeville and Moss Point plants to a level that the Company had not operated previously. Although these two facilities had adequate processing capacity, the Company’s fishing efforts were diminished because increased unloading time due to additional vessels reduced the number of vessels on the fishing grounds during the most optimal fishing times. During June 2006, 10 vessels were shifted to the Cameron facility when it became operational.

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

Historically, approximately 35% to 40% of Omega’s FAQ grade fish meal was sold on a two-to-twelve-month forward contract basis. The balance of FAQ grade fish meal and other products was substantially sold on a spot basis through purchase orders. In 2002, the Company began a similar forward sales program for its specialty grade meals and crude fish oil due to increasing demand for these products. During 2003, 2004 and 2005, approximately 50%, 43% and 70%, respectively, of the Company’s specialty meals and crude fish oil had been sold on a forward contract basis. Prior to the beginning of the Company’s 2006 fishing season, approximately 64% and 86% of the Company’s 2006 forecasted fish meal and crude fish oil had either been sold or sold forward on a contract basis. The percentage of fish meal and crude fish oil sold on a forward contract basis will fluctuate from year to year based upon perceived market availability.

OMEGA PROTEIN CORPORATION

The Company’s annual revenues are highly dependent on both annual fish catch and inventories and, in addition, inventory is generally carried over from one year to the next year. The Company determines the level of inventory to be carried over based on prevailing market prices of the products and anticipated customer usage and demand during the off-season. Thus, production volume does not necessarily correlate with sales volume in the same year and sales volumes will fluctuate from quarter to quarter. The Company’s fish meal products have a useable life of approximately one year from date of production. Practically, however, the Company attempts to empty its warehouses of the previous season’s products by the second or third month of the new fishing season. The Company’s crude fish oil products do not lose efficacy unless exposed to oxygen and, therefore, their storage life typically is longer than that of fish meal.

The following table sets forth the Company’s revenues by product (in millions) and the approximate percentage of total revenues represented thereby, for the indicated periods:

	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2005		2006		2005
	Revenues	Percent	Revenues	Percent	Revenues	Percent	Revenues	Percent
Regular Grade	$4.3	12.9%	$5.5	20.0%	$8.8	14.3%	$9.6	18.8%
Special Select	15.7	47.1	11.9	43.3	25.8	41.9	21.8	42.5
Sea-Lac	1.9	5.7	4.2	15.3	4.5	7.3	9.1	17.7
Crude Oil	8.1	24.3	4.0	14.5	16.4	26.6	7.3	14.2
Refined Oil	2.3	6.9	1.4	5.1	4.5	7.3	2.5	4.9
Fish Solubles	0.8	2.4	0.5	1.8	1.3	2.1	1.0	1.9
Other	0.2	0.7	0.0	0.0	0.3	0.5	0.0	0.0

Total	$33.3	100.0%	$27.5	100.0%	$61.6	100.0%	$51.3	100.0%

Customers and Marketing. Most of the Company’s marine protein products are sold directly to about 600 customers by the Company’s agriproducts sales department, while a smaller amount is sold through independent sales agents. Product inventory was $30.7 million on June 30, 2006 versus $33.4 million as of June 30, 2005.

The Company’s fish meal is sold primarily to domestic feed producers for utilization as a high-protein ingredient for the swine, aquaculture, dairy and pet food industries. Fish oil sales primarily involve export markets where the fish oil is used for aquaculture feeds and is refined for use as a hydrogenated edible oil.

The Company’s products are sold both in the U.S. and internationally. International sales consist mainly of fish oil sales to Norway, Canada, Chile, China, Japan and Mexico. The Company’s sales in these foreign markets are denominated in U.S. dollars and not directly affected by currency fluctuations. Such sales could be adversely affected by changes in demand resulting from fluctuations in currency exchange rates.

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

OMEGA PROTEIN CORPORATION

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

Part of the Company’s business plan involves expanding its purchase and resale of other manufacturers’ fish meal and fish oil products. During 2003, 2004 and 2005, the Company’s fish catch and resultant product inventories were reduced, primarily due to adverse weather conditions, and the Company further expanded its purchase and resales of other fish meals and oils (primarily Panamanian, Peruvian and Mexican fish meal and U.S. menhaden oil). Although operating margins from these activities are less than the margins typically generated from the Company’s base domestic production, these operations provide the Company with a source of fish meal and oil to sell into other markets, some of which, the Company has not historically had a presence. During 2003, the Company purchased products totaling approximately 12,500 tons, or approximately 5% of total volume 2003 sales. During 2004, the Company purchased products totaling approximately 17,800 tons, or approximately 8% of total volume 2004 sales. During 2005, the Company purchased products totaling approximately 16,600 tons, or approximately 8% of total volume 2005 sales. During the quarter ended March 31, 2006, the Company purchased products totaling approximately 12,000 tons, the majority of which were sold during the quarter ended June 30, 2006.

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

Competition. The Company competes with a smaller domestic privately-owned menhaden fishing company and with international marine protein and oil producers, including Mexican sardine processors and South American anchovy processors. In addition, but to a lesser extent, the Company’s marine protein and oil business is also subject to significant competition from producers of vegetable and other animal protein products and oil products such as Archer Daniels Midland and Cargill. Many of these competitors have significantly greater financial resources and more extensive and diversified operations than those of the Company.

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

Fish meal prices have historically borne a relationship to prevailing soybean meal prices (more weakly correlated in recent years), while prices for fish oil are generally influenced by prices for vegetable fats and oils, such as rape, soybean and palm oils. Thus, the prices for the Company’s products are established by worldwide supply and demand relationships over which the Company has no control and tend to fluctuate significantly over the course of a year and from year to year.

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

Omega had an unrestricted cash balance of $11.6 million at June 30, 2006, down $14.8 million from December 31, 2005. This decrease was due primarily to capital expenditures, production of inventory, and costs associated with the hurricane rebuilding efforts, partially offset by increases in accrued liabilities due to timing of

OMEGA PROTEIN CORPORATION

services performed but not invoiced by vendors. The Company’s liquidity is greatly influenced by the selling prices received for its products. Should the Company experience decreased pricing in the future, as it experienced in 1999 and 2000, liquidity would decline and the Company would likely have to utilize its working capital credit facility. Additionally, as a result of Hurricanes Katrina and Rita, the Company suffered significant damages to property and equipment that is being repaired or replaced during 2006. Insurance proceeds are not expected to fully cover all of those costs and the remainder will be funded from the Company’s existing cash balances and Credit Facility. The Company’s long-term debt at June 30, 2006 and December 31, 2005 was $26.5 million and $27.7 million, respectively. Current maturities attributable to the Company’s long-term debt were $2.4 million at June 30, 2006 and December 31, 2005, respectively. The Company did not utilize its working capital credit facility during the first six months of 2006 and 2005 other than for $3.1 and $8.0 million, respectively, in standby letters of credit used to support Company workers compensation programs as of June 30, 2006 and December 31, 2005 and to purchase fish meal from a third party as of December 31, 2005. As of June 30, 2006, the Company had $16.9 million available under its working capital credit facility and had no borrowings except for standby letters of credit issued under that facility. The Company has no off-balance sheet arrangements other than normal operating leases and standby letters of credit.

The following tables aggregate information about the Company’s contractual cash obligations and other commercial commitments (in thousands) as of June 30, 2006:

	Payments Due by Period
Contractual Cash Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years
Long Term Debt	$28,840	$2,422	$5,032	$4,199	$17,187
Interest on long term debt	12,985	2,019	3,262	2,625	5,079
Operating Leases	7,087	869	1,662	1,545	3,011
Minimum Pension Liability (1)	10,984	—	—	—	10,984
Standby Letters of Credit (2)	3,099	3,099	—	—	—
Energy Commitment (3)	6,944	6,944	—	—	—

Total Contractual Cash Obligations	$69,939	$15,353	$9,956	$8,369	$36,261

(1)	The Company expects to make contributions of $2.2 million to the pension plan during the remainder of 2006.
(2)	As of June 30, 2006, the Company had no outstanding borrowings under the $20 million Credit Facility other than $3.1 million in standby letters of credit.
(3)	As of June 30, 2006, the Company had purchase commitments for energy usage in the normal course of business of approximately $6.9 million that will be delivered in quantities expected to be used in the normal course of business during the 2006 fishing season.

Net operating activities used cash of approximately $2.4 million and $5.7 million for the six months ended June 30, 2006 and 2005, respectively. The decrease in operating activities is primarily attributable to the change in activities relating to increased inventory.

Net investing activities used cash of $11.5 million and $11.3 million for the six months ended June 30, 2006 and 2005, respectively. In addition to capital expenditures related to the replacement or repair of property and equipment due to the Hurricanes Katrina and Rita, the Company’s investing activities consists mainly of capital expenditures for equipment purchases, replacements, vessel refurbishments, and fish oil refining processes which

OMEGA PROTEIN CORPORATION

are expected to total approximately $8.0 million in 2006. Investing activities also includes the receipt of $2.0 million from an insurance company relating to Hurricanes Katrina and Rita for the six months ending June 30, 2006.

Net financing activities used cash of $0.9 million and $0.3 million during the six months ended June 30, 2006 and 2005, respectively. The exercise of stock options provided proceeds of $336,000 and $516,000 for the six month periods ended June 30, 2006 and 2005, respectively.

The Company has a $20 million revolving credit agreement with Bank of America, N.A. (the “Credit Facility”). Borrowings under this facility may be used for working capital and capital expenditures. The Credit Facility permits the Company to borrow up to $31 million of Title XI loans. The term of the Credit Facility expires on October 31, 2007, the maximum borrowing availability tied to the Company’s eligible inventory is $10 million and the Company may not generate a net loss for any two consecutive quarters. The Credit Facility requires that the Company maintain a Fixed Charge Coverage Ratio of 1.25 to 1, as measured on a quarterly basis using the consolidated results of the four fiscal quarter period ending with the applicable reporting period. A commitment fee of 37.5 basis points per annum is payable quarterly on the actual daily amount of the availability under the Credit Facility. The applicable interest rate will be adjusted (up or down) prospectively on a quarterly basis from LIBOR plus 2.00% to LIBOR plus 2.50% or at the Company’s option, Prime minus 0.50% to Prime plus 0.00%, depending upon the Fixed Charge Coverage Ratio being greater than 2.5 times to less than or equal to 1.5 times, respectively. The Credit Facility is collateralized by all of the Company’s trade receivables, inventory and equipment. In addition, the Credit Facility does not allow for the payment of cash dividends or stock repurchases.

As of June 30, 2006, the Company was out of compliance with the Ratio of Earnings to Fixed Charges covenant in the Credit Facility. The Company notified the lender of the covenant non-compliance and received a waiver from the lender. As of June 30, 2006, the Company had no borrowings outstanding under the Credit Facility.

At June 30, 2006 and December 31, 2005, the Company had outstanding letters of credit under the Credit Facility totaling approximately $3.1 million and $8.0 million, respectively, issued primarily in support of worker’s compensation insurance programs as of June 30, 2006 and December 31, 2005 and to purchase fish meal from a third party as of December 31, 2005.

In September 2004, the United States Department of Commerce Fisheries Finance Program (the “FFP”) approved the Company’s financing application in an amount not to exceed $14 million (the “Approval Letter”). Borrowings under the Approval Letter are to be used to finance and/or refinance approximately 73% of the actual depreciable cost of the Company’s future fishing vessel refurbishments and capital expenditures relating to shore-side fishing assets, for a term not to exceed 15 years from inception at interest rates determined by the U.S. Treasury. Final approval for all such future projects requires individual approval through the Secretary of Commerce, National Oceanic and Atmospheric Administration, and National Marine Fisheries Service (“National Marine Fisheries Service”). Borrowings under the FFP are required to be evidenced by security agreements, undertakings, and other documents deemed in the sole discretion of the National Marine Fisheries Service as necessary to accomplish the intent and purpose of the Approval Letter. The Company is required to comply with customary National Marine Fisheries Service covenants as well as certain special covenants. In December 2004, the Company submitted a $4.9 million financing request against the $14 million approval, and subsequently amended that request to include the entire $14 million. The Company closed on the $14 million FFP loan on October 17, 2005.

OMEGA PROTEIN CORPORATION

On December 1, 2005, pursuant to the Title XI program, the United States Department of Commerce approved a second financing application made by the Company in the amount of $16.4 million (the “Second Approval Letter”). In May 2006, the Company submitted a $7.8 million financing request under the Second Approval Letter. The Company expects to receive the $7.8 financing in the latter part of 2006. As of June 30, 2006, the Company had no borrowings outstanding under the Second Approval Letter.

The Company from time to time considers potential transactions including, but not limited to, enhancement of physical facilities to improve production capabilities and the acquisition of other businesses. Certain of the potential transactions reviewed by the Company would, if completed, result in its entering new lines of business (generally including certain businesses to which the Company sells its products such as pet food manufacturers, aquaculture feed manufacturers, fertilizer companies and organic foods manufacturers and distributors), although historically, reviewed opportunities have been generally related in some manner to the Company’s existing operations or which would have added new protein products to the Company’s product lines. Although the Company does not, as of the date hereof, have any commitment with respect to a material acquisition, it could enter into such agreement in the future.

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

Hurricane Losses

On August 29, 2005, the Company’s Moss Point, Mississippi fish processing facility and adjacent shipyard were severely damaged by Hurricane Katrina. On September 25, 2005, the Company’s Cameron, Louisiana and Abbeville, Louisiana fish processing facilities were also severely damaged by Hurricane Rita. Each of these facilities was non-operational immediately after these weather events. Operations at the Moss Point fish processing facility, the Abbeville fish processing facility and the shipyard were re-established in mid-October, 2005, but at reduced processing capabilities. These two plants were fully operational at the start of the 2006 fishing

OMEGA PROTEIN CORPORATION

season. Operations at the Cameron fish processing facility were re-established in June 2006, but at reduced processing capabilities. The reduced capacity has not had a significant impact on the processing of the Cameron fish catch since operations were re-established. The Company plans for the Cameron facility to be at full operational status prior to the end of the 2006 fishing season.

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

The Company maintains insurance coverage for a variety of these damages, most notably property, inventory and vessel insurance. The nature and extent of the insurance coverage varies by line of policy and the Company has recorded insurance recoveries as accounts receivable based on estimates. The Company anticipates that further recoveries could be available, but such additional recoveries will require further analysis and discussions with the Company’s insurance carriers and adjusters and the resolution of the lawsuit filed by the Company against its property insurance carriers described in Note 1 to the financial statements included in this Form 10-Q. Such recoveries, if any, would be recognized in future periods once they are deemed probable. The Company does not maintain business interruption insurance in any material amounts.

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

OMEGA PROTEIN CORPORATION

Results of Operations

The following table sets forth as a percentage of revenues certain items of the Company’s operations for each of the indicated periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	84.0	86.1	80.0	86.6

Gross profit	16.0	13.9	20.0	13.4
Selling, general and administrative expense	10.9	10.7	11.4	11.2
Loss resulting from natural disaster	0.6	0.0	0.7	0.0
Loss on disposal of assets	0.1	0.3	0.0	0.2

Operating income	4.4	2.9	7.9	2.0
Interest income	0.5	0.7	0.7	0.6
Interest expense	(1.6)	(0.9)	(1.7)	(1.0)
Other income (expense), net	(0.3)	0.7	(0.2)	0.5

Income before income taxes	3.0	3.4	6.7	2.1
Provision for income taxes	1.1	1.0	1.6	0.6

Net income	1.9%	2.4%	5.1%	1.5%

Interim Results for the Second Quarters ended June 30, 2006 and June 30, 2005

Revenues. Revenues increased $5.8 million or 21.2% for the quarter ended June 30, 2006 as compared to the quarter ended June 30, 2005. The increase was primarily due to an 85.2% increase in sales volumes of the Company’s fish oil, partially offset by a 6.5% decline in fish meal sales volumes. Additionally, the Company experienced a 10.9% and 4.1% increase in sales prices of the Company’s fish meal and fish oil, respectively. The Company experienced a $2.7 million increase in revenues due to increased sales prices and a $3.2 million increase in revenues due to sales volumes of the Company’s fish meal and fish oil.

Cost of Sales. Cost of sales, including depreciation and amortization, for the current quarter ended June 30, 2006 was $28.0 million, an increase of $4.3 million or 18.2% from $23.7 million for the quarter ended June 30, 2005. Cost of sales as a percentage of revenues decreased 2.1% to 84.0% for the quarter ended June 30, 2006. The decrease in cost of sales as a percentage of revenues was due to higher sales prices for the current quarter, partially offset by increased costs, and the sale of salvaged fish meal that resulted in the Company recognizing revenue without cost of sales as the related costs were recorded as a loss in the third quarter 2005.

Gross Profit. Gross profit increased 39.8% from a $3.8 million gross profit in the quarter ended June 30, 2005 to $5.3 million in the current quarter ended June 30, 2006. The increase in gross profit margins was primarily due to higher sales prices for the second quarter 2006 as compared to the second quarter 2005, offset by increased costs.

Selling, general and administrative expenses. Selling, general, and administrative expenses increased $0.6 million from $3.0 million for the second quarter ended June 30, 2005 to $3.6 million for the second quarter ended June 30, 2006. This increase was attributable primarily to increased consulting expenditures relating to the Company’s governmental relations program and costs incurred relocating the administrative offices from Louisiana to Texas.

OMEGA PROTEIN CORPORATION

Loss resulting from natural disaster. For the current quarter ended June 30, 2006, the Company incurred a loss of $192,000 relating to damages incurred at its Moss Point, Mississippi fish processing facility and adjacent shipyard from Hurricane Katrina, and damages incurred at its Cameron and Abbeville, Louisiana fish processing facilities from Hurricane Rita. These costs relate to clean up costs incurred during the three month period.

Operating income. As a result of the factors discussed above, the Company’s operating income increased $0.7 million from an operating income of $0.8 million for the quarter ended June 30, 2005 to an operating income of $1.5 million for the quarter ended June 30, 2006.

Interest income. Interest income decreased $15,000 for the current quarter ended June 30, 2006 as compared to the quarter ended June 30, 2005. The decrease was primarily due to diminished balances of the Company’s cash and cash equivalents of which interest is earned.

Interest expense. Interest expense increased $286,000 for the current quarter ended June 30, 2006 as compared to the quarter ended June 30, 2005. The increase in interest expense is primarily due to interest associated with the additional $14 million in FFP debt obtained in October 2005.

Other income (expense), net. Other expense, net decreased $334,000 in the current quarter ended June 30, 2006 as compared to the quarter ended June 30, 2005. The decrease was primarily due to an insurance gain the Company recognized during the quarter ended June 30, 2005.

Provision for income taxes. The Company recorded a $386,000 provision for income taxes for the second quarter 2006 representing an effective tax rate of 38.0%. For the second quarter 2005, the Company recorded a $283,000 provision for income taxes representing an effective tax rate of 30.0%. The Company estimates its annual effective tax rate periodically based upon estimated earnings for the year. Due to increasing profitability projections, the Company increased its estimated annual effective tax rate from 19% in the first quarter of 2006 to 33% as of the second quarter of 2006 resulting in the increased provision for the second quarter of 2006. The Company believes that it is more probable than not that the recorded estimated deferred tax asset will be realized.

Interim Results for the Six Months ended June 30, 2006 and June 30, 2005

Revenues. Revenues increased $10.3 million or 20.1% for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. The increase was primarily due to an 103.0% increase in sales volumes of the Company’s fish oil, partially offset by a 11.6% decline in fish meal sales volumes. Additionally, the Company experienced a 10.7% and 6.1% increase in sales prices of the Company’s fish meal and fish oil, respectively. The Company experienced a $5.0 million increase in revenues due to increased sales prices and a $5.5 million increase in revenues due to sales volumes of the Company’s fish meal and fish oil.

Cost of Sales. Cost of sales, including depreciation and amortization, for the six months ended June 30, 2006 was $49.3 million, an increase of $4.8 million or 10.9% from $44.5 million for the six months ended June 30, 2005. Cost of sales as a percentage of revenues decreased 6.6% to 80.0% for the six months ended June 30, 2006. The decrease in cost of sales as a percentage of revenues was due to higher sales prices for the current six month period, partially offset by increased costs.

Gross Profit. Gross profit margins increased 79.4% from a $6.9 million gross profit for the six months ended June 30, 2005 as compared to $12.3 million in the current six months ended June 30, 2006. The increase in gross profit margins was primarily due to higher sales prices for the current six month period, partially offset by increased costs.

OMEGA PROTEIN CORPORATION

Selling, general and administrative expenses. Selling, general, and administrative expenses increased $1.3 million from $5.7 million in the six months ended June 30, 2005 compared to $7.0 million for the current six months ended June 30, 2006. This increase was attributable primarily to increased consulting expenditures related to the Company’s governmental relations program and costs incurred relocating the administrative offices from Louisiana to Texas.

Loss resulting from natural disaster. For the six month period ended June 30, 2006, the Company incurred a loss of $433,000 relating to damages incurred at its Moss Point, Mississippi fish processing facility and adjacent shipyard from Hurricane Katrina, and damages incurred at its Cameron and Abbeville, Louisiana fish processing facilities from Hurricane Rita. These costs relate to clean up costs incurred during the six month period.

Operating income. As a result of the factors discussed above, the Company’s operating income increased $3.9 million or 369.2% from an operating income of $1.0 million for the six months ended June 30, 2005 to an operating income of $4.9 million for the six months ended June 30, 2006. As a percentage of revenues, operating income increased 5.9% for the six months ended June 30, 2006.

Interest income. Interest income increased $74,000 for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. The increase in interest income was primarily due to improved rates of return on the Company’s investments.

Interest expense. Interest expense increased $544,000 for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. The increase in interest expense is primarily due to interest associated with the additional $14 million in debt obtained in October 2005.

Other income (expense), net. Other income (expense), net decreased $317,000 in the current six months ended June 30, 2006 as compared to the six months ended June 30, 2005. The decrease was primarily due to an insurance gain the Company recognized during the six months ended June 30, 2005.

Provision for income taxes. The Company recorded a $962,000 provision for income taxes for the six months ended June 30, 2006, representing an effective tax rate of 23.4%. The effective tax rate for 2006 was reduced below the statutory rate of 34% primarily as a result of a state income tax benefit on current year pre-tax income and the partial exclusion of income on foreign sales. The provision for income taxes for the six months ended June 30, 2005 reflected an effective tax rate of 27.6%. The decreased effective tax rate for the 2006 period is due to the 2006 statutory reduction of the tax benefit for extraterritorial income. The Company believes that it is more probable than not that the recorded estimated deferred tax asset will be realized.

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

(b) Changes in Internal Controls Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

OMEGA PROTEIN CORPORATION

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is defending various claims and litigation arising from the ordinary course of the Company’s business. In the opinion of management, any losses resulting from these matters will not have a material adverse affect on the Company’s results of operations, cash flows or financial position.

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

Risks Relating to the Company’s Business and Industry:

The Company is dependent on a single natural resource and may not be able to catch the amount of menhaden that it requires to operate profitably. The Company’s primary raw material is menhaden. The Company’s business is totally dependent on its annual menhaden harvest in ocean waters along the U.S. Atlantic and Gulf coasts. The Company’s ability to meet its raw material requirements through its annual menhaden harvest fluctuates from year to year and month to month due to natural conditions over which the Company has no control. These natural conditions, which include varying fish population, adverse weather conditions and disease, may prevent the Company from catching the amount of menhaden required to operate profitably.

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

Fluctuation in “oil yields” derived from the Company’s fish catch could impact the Company’s ability to operate profitably. The “oil yield,” or the percentage of oil derived from the menhaden fish, while it is relatively high compared to most species of fish, has fluctuated over the years and from month to month due to natural conditions relating to fish biology over which the Company has no control. The oil yield has at times materially impacted the amount of fish oil that the Company has been able to produce from its available fish catch and it is possible that oil yields in the future could also adversely impact the Company’s ability to operate profitably.

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

One example of potentially restrictive regulation involves an addendum to a fisheries management plan recommended by a regional regulatory commission in August 2005. The Commonwealth of Virginia has declined to adopt the regulatory commission’s recommended plan but has instead put forth its own proposal whereby the Company’s Chesapeake Bay menhaden harvest would be capped for a five year period at its most recent five-year average (2001 to 2005) of 109,020 metric tons per year. The Virginia proposal would also allow for a credit whereby any under-harvest in a particular year below the 109,020 metric ton cap would be added to increase the cap for the following year, up to a maximum of 122,740 metric tons per year. The Company has agreed to support Virginia’s proposal. See the Company’s 2005 Form 10-K “Item 1 and 2. Business and Properties—Company Overview—Regulation” for more information and Item 5. Other Information.

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

Worldwide supply and demand relationships, which are beyond the Company’s control, influence the prices that the Company receives for many of its products and may from time to time result in low prices for many of the Company’s products. Prices for many of the Company’s products are subject to, or influenced by, worldwide supply and demand relationships over which the Company has no control and which tend to fluctuate to a significant extent over the course of a year and from year to year. The factors that influence these supply and demand relationships are world supplies of fish meal made from other fish species, animal proteins and fats, palm oil, rapeseed oil, soy meal and oil, and other edible oils.

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

Risks Relating to the Company’s Ongoing Operations:

Three of the Company’s four operating plants were severely damaged by Hurricanes Katrina and Rita and the Company has had to undertake substantial rebuilding efforts. As an immediate result of the two hurricanes, approximately 70% of the Company’s operating capacity was impaired. Operations at the Moss Point and Abbeville fish processing facilities and the shipyard were re-established in mid-October 2005, but at reduced processing capabilities. These two facilities have been returned to full operational status prior to the beginning of the Gulf fishing season in April 2006. Operations at the Cameron fish processing facility were re-established in June 2006, but at reduced processing capabilities. The reduced capacity has not had a significant impact on the processing of the Cameron fish catch since operations were re-established.

The costs of the rebuilding efforts will be substantial and not all costs will be covered by insurance due to deductibles, exclusions and other policy limitations. In addition, there could be some initial loss of productivity as Company personnel become familiar with new equipment and associated new operating procedures. The Company’s failure to successfully rebuild its operations by effectively managing rebuilding costs, as well as any loss of productivity from the rebuilding efforts, could have a material adverse effect on the Company’s financial condition and results of operations.

The Company’s strategy to expand into the functional food grade oils market may be unsuccessful. The Company’s attempts to expand its fish oil sales into the market for refined, functional food grade fish oils for human consumption may not be successful. The Company’s expectations regarding future demand for Omega-3 fatty acids may prove to be incorrect or, if future demand does meet the Company’s expectations, it is possible that purchasers could utilize Omega-3 sources other than the Company’s products.

The Company’s quarterly operating results will fluctuate. Fluctuations in the Company’s quarterly operating results will occur due to the seasonality of the Company’s business, the unpredictability of the Company’s fish catch and oil yields, and the Company’s deferral of sales of inventory based on worldwide prices for competing products.

The Company’s business is subject to significant competition, and some competitors have significantly greater financial resources and more extensive and diversified operations than the Company. The marine protein and oil business is subject to significant competition from producers of vegetable and other animal protein products and oil products such as Archer Daniels Midland and Cargill. In addition, the Company competes with a smaller domestic privately-owned menhaden fishing company and international marine protein and oil producers, including Scandinavian herring processors and South American anchovy and sardine processors. Many of these competitors have significantly greater financial resources and more extensive and diversified operations than the Company.

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

The Company’s Credit Facility and other Fisheries Finance Program loan agreements contain covenants and restrictions that may limit the Company’s financial flexibility. The Company’s Credit Facility with Bank of America, N.A. and the Company’s loan agreements under the Title XI Fisheries Finance Program contain various covenants and restrictions such as prohibitions on dividends and stock repurchases without the lender’s consent. The Credit Facility also contains various financial covenants that provide, for example, that the Company may not report two quarters of consecutive net losses, and that the Company must maintain a certain ratio of earnings to fixed charges. Because the Company did experience net losses in quarters three and four in 2005 and did not maintain the required fixed charge coverage ratio for the fourth quarter of 2005 and the first and second quarters of 2006, it requested (and received) in each case a waiver of these two covenants from the bank lender. If the Company were to experience an additional two quarters of consecutive net losses or fail to maintain the fixed charge coverage ratio covenant again, it would require an additional waiver from the bank lender or the Company would be in default under the Credit Facility.

Investment Risks. Investment risks specifically related to the Company’s common stock include:

The Company’s market liquidity for its common stock is relatively low. As of June 30, 2006, the Company had 25,117,028 shares of common stock outstanding. The average daily trading volume in the Company’s common stock during the six month period ending June 30, 2006 was approximately 12,000 shares. Although a more active trading market may develop in the future, the limited market liquidity for the Company’s stock could affect a stockholder’s ability to sell at a price satisfactory to that stockholder.

If significant shares eligible for future sale are sold, the result could depress the Company’s stock price by increasing the supply of shares in the market at a time when demand may be limited. As of June 30, 2006, the Company had approximately 25.1 million shares of common stock outstanding, as well as stock options to purchase approximately 4.7 million shares of common stock. Of these options, approximately 4.7 million were exercisable at June 30, 2006. In addition, certain of the Company’s officers and directors have entered into Rule 10b5-1 sales plans with brokers unaffiliated with the Company whereby they have committed to sell automatically and without discretion a predetermined number of shares of Company common stock over a period of time according to their own individual criteria. To the extent that the above stock options are exercised or the above shares are sold, it is possible that the additional shares being offered in the market or the increase in the number of outstanding shares could adversely affect the price for the Company’s common stock.

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

OMEGA PROTEIN CORPORATION

Item 4. Submission of Matters to a Vote of Security Holders

On June 7, 2006, the Company held its 2006 Annual Meeting of Stockholders. The matters voted on at the meeting and the results of the meeting were as follows:

A. Election of Class I Directors.

Stockholders elected Avram A. Glazer and Leonard DiSalvo as Class II Directors, with 20,433,024 shares voted for and 4,910,188 shares that withheld authority for Mr. Glazer, and 20,553,369 shares voted for and 4,789,843 shares that withheld authority for Mr. DiSalvo. There were no broker non-votes. The Class II Directors’ terms expire at the 2009 Annual Meeting of Stockholders.

The Class I directors, whose terms expire at the 2008 Annual Meeting of Stockholders, are Dr. Gary L. Allee, Dr. William E. M. Lands and Harry O. Nicodemus IV. The Class III directors, whose terms expire at the 2007 Annual Meeting of Stockholders, are Paul M. Kearns and Joseph L. von Rosenberg III.

B. Approval of 2006 Incentive Plan.

Stockholders approved the Company’s 2006 Incentive Plan, with 17,096,038 shares voted for, 5,997,197 shares voted against and 5,075 shares abstaining. There were 2,244,902 broker non-votes.

C. Ratification of Appointment of Independent Registered Public Accounting Firm.

Stockholders ratified the appointment of PricewaterhouseCoopers, LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2006, with 25,308,412 shares voted for, 27,450 shares voted against and 7,350 shares voted abstaining. There were no broker non-votes.

OMEGA PROTEIN CORPORATION

Item 5. Other Information

On July 31, 2006, the Company announced that it has agreed to support Virginia Governor Timothy Kaine’s proposal for a temporary five-year cap on menhaden caught for industrial purposes in the Chesapeake Bay. The Governor’s proposal would cap the Company’s Chesapeake Bay menhaden harvest at its most recent five-year average (2001 to 2005) of 109,020 metric tons per year. The Governor’s proposal would also allow for a credit whereby any under-harvest in a particular year below the 109,020 metric ton cap would be added to increase the cap for the following year, up to a maximum of 122,740 metric tons per year.

The Company views the Governor’s proposal as a substantial improvement compared to the original recommendation in August 2005 by the Atlantic States Marine Fisheries Commission (“ASMFC”), which had proposed a cap of approximately 106,000 metric tons and provided no credit for under-harvests. The Company has agreed to support Governor Kaine’s proposal in an effort to move forward constructively and avoid further contention on this issue.

The Company believes that the Governor’s proposal should not have any material adverse effect on its operations. The proposed cap would not apply to the Company’s fishing operations in Virginia outside the Chesapeake Bay or in any federal waters (waters beyond three miles from shore). The Company’s Gulf of Mexico operations would also remain unrestricted by this proposal.

The Company understands that the Commonwealth will now work with other coastal states to encourage ratification of this new accord by the ASMFC. The ASMFC is an inter-state compact formed by 15 Atlantic coastal states which assists in managing and conserving shared coastal resources.

The Company’s principal operating subsidiary, Omega Protein, Inc. entered into a Lease Agreement dated July 31, 2006 and commencing on August 1, 2006 (the “Lease”) with Ivy and Dola Richard (“Landlord”). The Lease provides for a 10-year term, commencing on August 1, 2006, for a 9.3 acre parcel adjacent to the Company’s Abbeville, Louisiana plant. The average annual rental payments under the Lease will be approximately $14,400 per year. The Lease contains a 10 year renewal option, and a second 5 year renewal option. The Lease also contains an option to purchase and a right of first refusal pursuant to which the Company may elect to purchase the property.

OMEGA PROTEIN CORPORATION

Item 6. Exhibits

Exhibit No.	Description of Exhibit
*10.1	Amendment One Lease Extension dated February 22, 2006 to Lease Agreement dated July 1, 2002 between the Ardoin Limited Partnership and Omega Protein, Inc. (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 24, 2006)

*10.2	Change of Control and Severance Agreement dated as of February 23, 2006 between the Company and Kenneth Robichau (Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 24, 2006)

*10.3	First Amendment dated as of February 23, 2006 to Amended and Restated Executive Employment Agreement dated as of September 21, 2004 by and between the Company and Joseph L. von Rosenberg III (Exhibit 10.3 to the Company’s Current Report on Form 8-K dated February 24, 2006)

*10.4	Lease Agreement between Beltway/290 Investors, L.P. and Omega Protein, Inc., dated as of March 22, 2006 (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 27, 2006)

*10.5	Lease Guaranty Agreement dated as of March 22, 2006 of Omega Protein Corporation (Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 27, 2006)

*10.6	Form of Stock Option Agreement dated June 7, 2006 for each Independent Director (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 9, 2006)

10.7	Lease Amendment and Option to Purchase, effective as of August 1, 2006, between Ivy and Dola Richard and Omega Protein, Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification for Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification for Chief Financial Officer.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Chief Executive Officer.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Chief Financial Officer.

*	Incorporated by Reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMEGA PROTEIN CORPORATION
(Registrant)

August 7, 2006	By:	/s/ ROBERT W. STOCKTON
(Executive Vice President, Chief Financial Officer)