Form 10-Q
period 2006-09-30
OMEGA PROTEIN CORP
filed 2006-11-06
CIK 1053650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Y]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Yes  Y    No  ☐.

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

Yes  ☐    No  ☒.

Number of shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, on November 2, 2006: 25,306,485.

OMEGA PROTEIN CORPORATION

T ABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

OMEGA PROTEIN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

(Dollars in thousands, except per share amounts)

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements and Notes

	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$13,542	$26,362
Receivables, net	21,300	23,941
Amounts due from majority owner	—	105
Inventories	59,734	46,860
Prepaid expenses and other current assets	2,614	1,122

Total current assets	97,190	98,390
Other assets, net	10,703	1,579
Deferred tax assets, net	4,838	6,293
Property and equipment, net	101,071	93,965

Total assets	$213,802	$200,227

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$2,426	$2,443
Accounts payable	2,303	3,849
Accrued liabilities	24,645	12,202
Deferred tax liabilities, net	776	776

Total current liabilities	30,150	19,270
Long-term debt	25,823	27,658
Pension liabilities, net	9,492	10,932

Total liabilities	65,465	57,860

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 10,000,000 shares; none issued	—	—
Common stock, $0.01 par value; authorized 80,000,000 shares; 25,667,809 and 25,447,409 shares issued and 25,254,709 and 25,034,309 shares outstanding at September 30, 2006 and December 31, 2005, respectively	257	255
Capital in excess of par value	117,517	116,512
Retained earnings	40,221	35,253
Accumulated other comprehensive loss	(7,623)	(7,618)
Common stock in treasury, at cost – 413,100 shares	(2,035)	(2,035)

Total stockholders’ equity	148,337	142,367

Total liabilities and stockholders’ equity	$213,802	$200,227

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OMEGA PROTEIN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues	$52,089	$31,418	$113,730	$82,759
Cost of sales	44,748	24,032	94,061	68,500

Gross profit	7,341	7,386	19,669	14,259

Selling, general, and administrative expense	3,467	3,365	10,444	9,100

Loss resulting from natural disaster (see Note 11 – Hurricane Losses)	918	13,183	1,351	13,183
Loss on disposal of assets	—	39	29	135

Operating income (loss)	2,956	(9,201)	7,845	(8,159)
Interest income	100	105	507	438

Interest expense	(498)	(337)	(1,550)	(845)
Other income (expense), net	(33)	(66)	(159)	125

Income (loss) before income taxes	2,525	(9,499)	6,643	(8,441)
Provision (benefit) for income taxes	713	(3,359)	1,675	(3,067)

Net income (loss)	1,812	(6,140)	4,968	(5,374)

Other comprehensive income:
Foreign currency translation adjustment, net of tax benefit	4	(2)	(5)	10

Comprehensive income (loss)	$1,816	$(6,142)	$4,963	$(5,364)

Basic earnings (loss) per share	$0.07	$(0.25)	$0.20	$(0.22)

Weighted average common shares outstanding	25,153	24,997	25,095	24,957

Diluted earnings (loss) per share	$0.07	$(0.25)	$0.19	$(0.22)

Weighted average common shares and common share equivalents outstanding	26,083	24,997	26,053	24,957

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OMEGA PROTEIN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in thousands, except per share amounts)

	Nine Months Ended September 30,
	2006	2005
Cash flows used in operating activities:
Net income (loss)	$4,968	$(5,374)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	9,748	9,875
Involuntary conversion from natural disaster	897	8,333
Loss on sale of assets, net	29	136
Provision for losses on receivables	13	23
Share based compensation	97	—
Deferred income taxes	1,455	(3,397)
Changes in assets and liabilities:
Receivables	628	(12,093)
Amounts due from majority owner	105	—
Inventories	(12,874)	(9,843)
Prepaid expenses and other current assets	(1,492)	(291)
Other assets	(9,667)	(665)
Accounts payable	(1,546)	(488)
Accrued liabilities	12,443	4,337
Pension liabilities, net	(1,440)	613
Other, net	2	(57)

Total adjustments	(1,602)	(3,517)

Net cash provided by (used in) operating activities	3,366	(8,891)

Cash flows used in investing activities:
Proceeds from disposition of assets	1	364
Proceeds from insurance company, hurricanes	2,000	—
Gain on involuntary conversion, fire	—	(307)
Capital expenditures	(17,238)	(12,870)

Net cash used in investing activities	(15,237)	(12,813)

Cash flows used in financing activities:
Principal payments of long-term debt obligations	(1,852)	(1,211)
Common stock transactions	908	733

Net cash used in financing activities	(944)	(478)

Effect of exchange rate changes on cash and cash equivalents	(5)	10

Net decrease in cash and cash equivalents	(12,820)	(22,172)
Cash and cash equivalents at beginning of year	26,362	32,757

Cash and cash equivalents at end of period	$13,542	$10,585

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OMEGA PROTEIN CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars and shares in thousands)

	Common Stock		Capital Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock Amount	Total Stockholders’ Equity

	Shares	Amount
Balance at December 31, 2005	25,447	$255	$116,512	$35,253	$(7,618)	$(2,035)	$142,367
Issuance of common stock	221	2	785	—	—	—	787
Tax benefit from exercise of stock options	—	—	220	—	—	—	220
Comprehensive income:
Net income	—	—	—	4,968	—	—	4,968
Other comprehensive income:
Foreign currency translation adjustment, net of tax benefit	—	—	—	—	(5)	—	(5)

Total comprehensive income (loss)	—	—	—	4,968	(5)	—	4,963

Balance at September 30, 2006	25,668	$257	$117,517	$40,221	$(7,623)	$(2,035)	$148,337

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

In the opinion of management the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary for a fair statement of the Company’s consolidated financial position as of September 30, 2006, and the results of its operations and its cash flows for the nine month periods ended September 30, 2006 and 2005. Operating results for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

The Company has reclassified certain amounts previously reported to conform with the presentation at September 30, 2006.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Hurricane Losses

On August 29, 2005, the Company’s Moss Point, Mississippi fish processing facility and adjacent shipyard were severely damaged by Hurricane Katrina. On September 25, 2005, the Company’s Cameron, Louisiana and Abbeville, Louisiana fish processing facilities were also severely damaged by Hurricane Rita. Each of these facilities was non-operational immediately after these weather events. Operations at the Moss Point fish processing facility, the Abbeville fish processing facility and the shipyard were re-established in mid-October, 2005, but at reduced processing capabilities. These two facilities were returned to full operational status prior to the beginning of the Gulf fishing season in April 2006. Operations at the Cameron fish processing facility were re-established in June 2006, but at reduced processing capabilities. The Cameron facility became fully operational in September 2006.

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

In order to facilitate the insurance recovery process, on July 28, 2006, the Company filed a lawsuit against its property insurance carriers, Lexington Insurance Company and RSUI Indemnity Company, in U.S. District Court for the Western District of Louisiana, alleging breach of contract and bad faith based on the insurance carriers’ failure to pay amounts due to the Company under its property insurance policies for damages sustained from Hurricanes Katrina and Rita in the third quarter of 2005. The Company seeks recovery in a jury trial of all available damages to which it is entitled by law, legal interest on those damages, the cost of the litigation and any other damages as the court deems appropriate. The total damages sought in the lawsuit are in excess of the amount the Company has remaining as a receivable relating to its initial recorded hurricane claim from its property insurance carriers. The Company believes the recorded receivable is fully collectible; however, an unfavorable outcome of the proceeding could have a material impact on the Company’s financial position and result of operations.

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

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

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

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Income Taxes

The Company utilizes the liability method to account for income taxes. This method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of existing temporary differences between the financial reporting and tax reporting basis of assets and liabilities, and operating loss and tax credits carryforwards for tax purposes. The Company records a valuation allowance to reduce the deferred tax assets to an amount that is more likely than not to be realized. The Company believes that the deferred tax recorded amounts as of September 30, 2006 are realizable through future reversals of existing taxable temporary differences and future taxable income. If the Company were to subsequently determine that it would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to deferred tax assets would increase earnings for the period in which such determination was made. The Company will continue to assess the adequacy of the valuation allowance on a quarterly basis. Any changes to the estimated valuation allowance could be material to the consolidated financial condition and results of operations.

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

Interest is capitalized only during the period of time required to complete and prepare the asset for its intended use. The Company capitalized interest of approximately $0, $0, $0 and $95,000 for the three and nine month periods ended September 30, 2006 and 2005, respectively.

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

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

In 2002, the Board of Directors froze the Company’s pension plan in accordance with ERISA rules and regulations so that new employees, hired after July 31, 2002, will not be eligible to participate in the pension plan and further benefits will no longer accrue for existing participants. The freezing of the pension plan had the effect of vesting all existing participants in their pension benefits in the plan.

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

The components of other comprehensive loss included in stockholder’s equity are as follows:

	September 30, 2006	December 31, 2005
	(in thousands)
Cumulative Translation Adjustments	$(35)	$(30)
Minimum Pension Liability Adjustments, net of tax	(7,588)	(7,588)

Accumulated Other Comprehensive Loss	$(7,623)	$(7,618)

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

At September 30, 2006 and December 31, 2005, the Company had cash deposits concentrated primarily in one major bank. In addition, the Company had commercial quality grade investments A2P2 rated or better with financial institutions. As a result of the foregoing, the Company believes that credit risk in such investments is minimal.

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

Recently Issued Accounting Standards

In December 2004, the FASB revised its SFAS No. 123 (“SFAS No. 123(R)”), “Accounting for Stock-Based Compensation.” The revision establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, particularly transactions in which an entity obtains employee services in share-based payment transactions. The revised statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost is to be recognized over the period during which the employee is required to provide service in exchange for the award. In addition, the revised statement amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash flow rather than as a reduction of taxes paid. The provisions of the revised statement are effective for financial statements issued for the annual reporting period beginning after June 15, 2005, with early adoption encouraged. See the Stock-Based Compensation section of this note for the impact of this statement on the Company’s consolidated results.

In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 regarding the Staff’s interpretation of SFAS No. 123(R). This interpretation provides the Staff’s views regarding interactions between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The interpretive guidance is intended to assist companies in applying the provisions of SFAS No. 123(R) and investors and users of the financial statements in analyzing the information provided. The Company followed the guidance prescribed in SAB No. 107 in connection with its adoption of SFAS No. 123(R).

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—A replacement of APB Opinion No. 20 and FASB Statement No. 30” (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for, and reporting of, a change in accounting principles. This statement applies to all voluntary changes in accounting principles and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Under previous guidance, changes in accounting principle were recognized as a cumulative affect in the net income of the period of the change. SFAS 154 requires retrospective application of changes in accounting principle, limited to the direct effects of the change, to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Additionally, this statement requires that a change in depreciation, amortization or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate affected by a change in accounting principle and that correction of errors in previously issued financial statements should be termed a “restatement.” The provisions in SFAS 154

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005, which was effective with our first quarter of the Company’s fiscal 2006. The adoption of this pronouncement did not have a material effect on the Company’s consolidated financial position, result of operations or cash flows.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect, if any, that the adoption of SFAS 157 will have, if any, on its consolidated results of operations, financial position and related disclosures.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. This statement requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The statement also changes financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. SFAS No. 158 requires initial recognition of the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company will adopt the recognition of the funded status of a defined benefit postretirement plan and provide the required disclosures provision of this pronouncement in the fourth quarter 2006.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108 in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. The Company will follow the guidance prescribed in SAB No. 108 as necessary.

Stock-Based Compensation

As of September 30, 2006, the Company had a stock-based employee compensation plan, which is described in more detail in Note 11 to the consolidated financial statements of the Company’s 2005 Form 10-K. Prior to January 1, 2006, the Company accounted for that plan under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure — an Amendment of FASB Statement No. 123.” No stock-based employee compensation cost related to stock options was reflected in net earnings, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the grant date. Accordingly, share-based compensation related to stock options was only included as a pro forma disclosure in the financial statement footnotes.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Effective January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment,” using the modified prospective application transition method. Under this transition method, compensation cost in 2006 includes the portion vesting in the period for (1) all share-based payments granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (2) all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Under the modified prospective application transition method, no cumulative effect of change in accounting principle charge is required for the Company, and results for prior periods have not been restated. See below for the pro forma disclosures related to the three and nine months ended September 30, 2005. SFAS No. 123R also requires excess tax benefits be reported as a financing cash inflow rather than an operating cash inflow.

Net earnings for the three and nine months ended September 30, 2006 includes approximately $64,800 and $97,300 ($42,800 and $64,200 after tax), respectively, of share-based compensation costs and is included in selling, general and administrative expenses in the statement of operations and comprehensive income for the three and nine months ended September 30, 2006. As of September 30, 2006, there was approximately $225,000 of total unrecognized compensation cost related to nonvested share-based compensation that is expected to be recognized over a weighted-average period of 3 years. Based on current grants, total share-based compensation cost for fiscal year 2006 is expected to be approximately $144,000.

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

On April 13, 2006 the Board of Directors approved the establishment of the Omega Protein Corporation 2006 Incentive Plan which was subsequently approved by the Company’s stockholders and became effective on June 7, 2006. On that date options were granted to the Company’s four independent Directors for the purchase of an aggregate of 40,000 shares of common stock at an exercise price of $5.76 per share, which vest in six months and one day from the date of issuance. On July 26, 2006, the Company granted new options to an employee for the purchase of 15,000 shares of common stock at an exercise price of $5.11 per share which vest in equal one-third portions on 2007, 2008, and 2009.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

There were 214,366 stock option exercises during the nine months ended September 30, 2006. A summary of option activity under the plans for the nine months ended September 30, 2006 is as follows:

	Nine Months Ended September 30, 2006
	Number of Shares Underlying Options	Weighted Average Exercise Prices	Aggregate Intrinsic Value
Outstanding as of January 1, 2006	4,748,852	$7.35
Granted	72,500	$5.71
Exercised/Repurchased	(214,366)	$3.21
Forfeited	(8,334)	$6.69

Outstanding as of September 30, 2006	4,598,652	$7.52	$8,044,821

Exercisable as of September 30, 2006	4,514,152	$7.56	$7,987,796

Weighted-average fair value of options granted		$2.70

The following table further describes the Company’s stock options outstanding as of September 30, 2006.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 9/30/2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Prices	Number Exercisable at 9/30/2006	Weighted Average Exercise Prices
$1.65 to $3.50	1,759,984	4.2 years	$2.22	1,759,984	$2.22
$3.95 to $4.70	176,168	5.9 years	$4.27	176,168	$4.27
$5.03 to $7.55	180,500	8.7 years	$5.95	96,000	$6.04
$7.76 to $10.58	794,200	7.1 years	$9.16	794,200	$9.16
$12.38 to $12.75	1,649,400	1.6 years	$12.73	1,649,400	$12.73
$16.06 to $17.25	38,400	1.6 years	$16.37	38,400	$16.37

	4,598,652			4,514,152

	Nine Months Ended September 30, 2006	Weighted Average Grant-Date Fair Value
Nonvested options as of January 1, 2006	18,000	$4.66
Granted	72,500	$2.70
Vested	(2,666)	$3.17
Forfeited	(3,334)	$3.04

Nonvested options as of September 30, 2006	84,500	$2.78

The fair value of the Company’s stock options is the estimated present value at grant date using the Black-Scholes option pricing model with the following weighted average assumptions for the nine months ended September 30, 2006: expected dividend yield of 0%; expected volatility of 46.90%; risk-free interest rate of 4.93%; and an expected term of 5 years. The expected dividend yield is based on the Company’s annual dividend payout

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

at grant date. Expected volatility is based on the historical volatility of the Company’s stock for a period approximating the expected life. The risk-free interest rate is based on the U.S. treasury yield in effect at the time of grant and has a term equal to the expected life. The expected term of the options represents the period of time the options are expected to be outstanding.

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

For purposes of pro forma disclosures, the estimated fair value of stock options is assumed to be amortized to expense over the stock options’ vesting periods. The pro forma effects of recognizing compensation expense under the fair value method on net income and net earnings per common share for the three and nine month periods ended September 30, 2005, were as follows (in thousands, except per share amounts):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
	(in thousands, except per share amounts)	(in thousands, except per share amounts)
Net loss	$(6,140)	$(5,374)
Total stock-based employee compensation determined under fair value-based method, net tax	(57)	(1,231)

Pro forma net loss	$(6,197)	$(6,605)

Net loss per common share:
Basic – as reported	$(0.25)	$(0.22)

Basic – pro forma	$(0.25)	$(0.26)

Net loss per common share:
Diluted – as reported	$(0.25)	$(0.22)

Diluted – pro forma	$(0.25)	$(0.26)

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Note 2. Accounts Receivable

Accounts receivable as of September 30, 2006 and December 31, 2005 are summarized as follows:

	September 30, 2006	December 31, 2005
	(in thousands)
Trade	$19,609	$11,407
Insurance	1,297	11,704
Employee	86	42
Income tax	309	383
Other	202	595

Total accounts receivable	21,503	24,131
Less: allowance for doubtful accounts	(203)	(190)

Receivables, net	$21,300	$23,941

Note 3. Inventory

The major classes of inventory as of September 30, 2006 and December 31, 2005 are summarized as follows:

	September 30, 2006	December 31, 2005
	(in thousands)
Fish meal	$37,884	$14,742
Fish oil	14,918	21,552
Fish solubles	780	672
Unallocated inventory cost pool (including off-season costs)	281	5,926
Other materials & supplies	5,871	3,968

Total inventory	$59,734	$46,860

Inventory at September 30, 2006 and December 31, 2005 is stated at the lower of cost or market. The elements of unallocated inventory cost pool include plant and vessel related labor, utilities, rent, repairs and depreciation, to be allocated to inventories produced through the remainder of 2006.

Note 4. Other Assets

Other assets as of September 30, 2006 and December 31, 2005 are summarized as follows:

	September 30, 2006	December 31, 2005
	(in thousands)
Fish nets, net of accumulated amortization of $1,530 and $1,347	$1,065	$639
Insurance receivable, net of allowance for doubtful accounts	8,152	475
Title XI loan origination fee	372	337
Other loan origination fees	974	—
Deposits	140	128

Total other assets, net	$10,703	$1,579

Amortization expense for fishing nets amounted to approximately $160,000, $168,000, $496,000 and $513,000 for the three and nine months ended September 30, 2006 and 2005, respectively.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

As a result of Hurricanes Katrina and Rita (see Note 11 – Hurricane Losses), the Company sustained damage to its three fish processing facilities and its shipyard located in the Gulf of Mexico region. Based on estimates, the Company believes its hurricane related insurance recoveries will total approximately $12 million. The Company has received $4 million in advances from its property insurance carriers as of September 30, 2006. In order to facilitate the insurance recovery process, on July 28, 2006, the Company filed a lawsuit against its property insurance carriers, Lexington Insurance Company and RSUI Indemnity Company, in U.S. District Court for the Western District of Louisiana, alleging breach of contract and bad faith based on the insurance carriers’ failure to pay amounts due to the Company under its property insurance policies for damages sustained from Hurricanes Katrina and Rita in the third quarter of 2005. The Company seeks recovery in a jury trial of all available damages to which it is entitled by law, legal interest on those damages, the cost of the litigation and any other damages as the court deems appropriate. The total damages sought in the lawsuit are in excess of the amount the Company has remaining as a receivable relating to its initial recorded hurricane claim from its property insurance carriers. The Company believes collection of the recorded receivable is probable; however, an unfavorable outcome of the proceeding could have a material impact on the Company’s financial position and result of operations.

The Company anticipates that further recoveries could be available, but such additional recoveries will require further estimation, analysis and discussions with the Company’s insurance carriers and adjusters and resolution of the lawsuit described above. Additional amounts will be recognized when the amounts are deemed probable.

The Company carries insurance for certain losses relating to its vessels and Jones Act liability for employees aboard its vessels (collectively, “Vessel Claims Insurance”). The typical Vessel Claims Insurance policy contains an annual aggregate deductible (“AAD”) for which the Company remains responsible, while the insurance carrier is responsible for all applicable amounts which exceed the AAD. It is the Company’s policy to accrue current amounts due and record amounts paid out on each claim. Once payments exceed the AAD, the Company records an insurance receivable for a given policy year, net of allowance for doubtful accounts. As of September 30, 2006 and December 31, 2005, the allowance for doubtful insurance receivable accounts was $2.0 million.

Note 5. Property and Equipment

Property and equipment at September 30, 2006 and December 31, 2005 are summarized as follows:

	September 30, 2006	December 31, 2005
	(in thousands)
Land	$7,630	$7,630
Plant assets	99,868	89,650
Fishing vessels	93,338	90,880
Furniture and fixtures	3,061	2,792
Construction in progress	5,683	4,391

Total property and equipment	209,580	195,343
Less: accumulated depreciation and impairment	(108,509)	(101,378)

Property, plant and equipment, net	$101,071	$93,965

Depreciation expense for the three and nine-months ended September 30, 2006 and 2005 was $3.2 million, $3.0 million, $9.2 million and $9.3 million, respectively.

As a result of hurricanes Katrina and Rita, the Company sustained damage to its property and equipment at its Gulf of Mexico facilities. The Company recognized a $0.9 million and $8.3 million involuntary conversion loss of

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

property and equipment for the three and nine month periods ended September 30, 2006 and 2005, respectively. The involuntary conversion loss recognized as of September 30, 2006 is the result of costs incurred to repair property and equipment in excess of the involuntary conversion loss previously recognized as of December 31, 2005. (See Note 11 – Hurricane Losses).

Note 6. Notes Payable and Long-Term Debt

At September 30, 2006 and December 31, 2005, the Company’s long-term debt consisted of the following:

	September 30, 2006	December 31, 2005
	(in thousands)
U.S. government guaranteed obligations (Title XI loan) collateralized by a first lien on certain vessels and certain plant assets:
Amounts due in installments through 2016, interest from 6.49% to 7.6%	$27,921	$29,737
Amounts due in installments through 2014, interest at Eurodollar rates of 5.95% and 4.46% at September 30, 2006 and December 31, 2005, respectively, plus 4.5%	328	359
Other debt at 6.25% at September 30, 2006 and December 31, 2005	—	5

Total debt	28,249	30,101
Less current maturities	(2,426)	(2,443)

Long-term debt	$25,823	$27,658

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

On December 1, 2005, pursuant to the Title XI program, the United States Department of Commerce approved a second financing application made by the Company in the amount of $16.4 million (the “Second Approval Letter”). In May 2006, the Company submitted a $6.5 million financing request under the Second Approval Letter. As of September 30, 2006, the Company had no borrowings outstanding under the Second Approval Letter.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The Company had a $20 million revolving credit agreement with Bank of America, N.A., which was terminated on October 20, 2006 in connection with the Company’s refinancing of that facility and entry into a new $65 million credit facility. See “Note 12 – Subsequent Event”. As of September 30, 2006, the Company had no borrowings outstanding under the former bank credit facility. At September 30, 2006 and December 31, 2005, the Company had outstanding letters of credit under the former bank credit facility totaling approximately $3.1 million and $8.0 million, respectively, issued in support of worker’s compensation insurance programs as of September 30, 2006 and December 31, 2005 and to purchase fish meal from a third party as of December 31, 2005.

Note 7. Accrued Liabilities

Accrued liabilities as of September 30, 2006 and December 31, 2005 are summarized as follows:

	September 30, 2006	December 31, 2005
	(in thousands)
Salary and benefits	$9,846	$4,128
Insurance	3,674	3,879
Taxes, other than income tax	1,191	677
Trade creditors	9,480	3,243
Other	454	275

Total accrued liabilities	$24,645	$12,202

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

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

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

Stock Purchase Agreement

On September 8, 2006, the Company and Zapata entered into a Stock Purchase Agreement (the “Purchase Agreement”), pursuant to which (i) Omega agreed to acquire from Zapata 9,268,292 shares (the “Zapata Shares”) of the Company’s common stock held by Zapata at a purchase price of $5.125 per Share for an aggregate purchase price of $47.5 million (the “Purchase Price”) and (ii) Zapata granted to Omega an option (the “Zapata Option”) to acquire all of the shares (the “Zapata Option Shares”) of the Company’s common stock held by Zapata on the date of the exercise of such option at a purchase price of $4.50 per option share. Subject to certain conditions, the Zapata Option will be exercisable during the period beginning 270 days and ending 390 days after the closing of the Purchase Agreement. The Zapata Shares and Zapata Option Shares, if any, purchased by Omega from Zapata will be retired, restoring them to the status of authorized but unissued shares of the Company’s common stock. At the closing of the Purchase Agreement, Zapata’s two representatives, Avram A. Glazer and Leonard DiSalvo, will resign from the Company’s Board of Directors. The closing of the purchase of the Zapata Shares is expected to take place in the fourth quarter of 2006, subject to the receipt of regulatory approvals, as well as the satisfaction of customary closing conditions. For a more detailed description of the terms and conditions of the Purchase Agreement, see the Company’s Current Report on Form 8-K filed with the SEC on September 12, 2006.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Note 9. Reconciliation of Basic and Diluted Per Share Data (in thousands except per share data)

	Earnings (Numerator)	Shares (Denominator)	Per Share Data
Three Months Ended September 30, 2006
Net earnings	$1,812

Basic earnings per common share:
Earnings available to common shareholders	$1,812	25,153	$0.07

Effect of dilutive securities:
Stock options assumed exercised	—	930

Diluted earnings per common share:
Earnings available to common shareholders plus stock options assumed exercised	$1812	26,083	$0.07

	Earnings (Numerator)	Shares (Denominator)	Per Share Data
Three Months Ended September 30, 2005
Net loss	$(6,140)

Basic loss per common share:
Earnings available to common shareholders	$(6,140)	24,997	$(0.25)

Effect of dilutive securities:
Stock options assumed exercised	—	—

Diluted loss per common share:
Earnings available to common shareholders plus stock options assumed exercised	$(6,140)	24,997	$(0.25)

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

	Earnings (Numerator)	Shares (Denominator)	Per Share Data
Nine Months Ended September 30, 2006
Net earnings	$4,968

Basic earnings per common share:
Earnings available to common shareholders	$4,968	25,095	$0.20

Effect of dilutive securities:
Stock options assumed exercised	—	958

Diluted earnings per common share:
Earnings available to common shareholders plus stock options assumed exercised	$4,968	26,053	$0.19

	Earnings (Numerator)	Shares (Denominator)	Per Share Data
Nine Months Ended September 30, 2005
Net loss	$(5,374)

Basic loss per common share:
Earnings available to common shareholders	$(5,374)	24,957	$(0.22)

Effect of dilutive securities:
Stock options assumed exercised	—	—

Diluted loss per common share:
Earnings available to common shareholders plus stock options assumed exercised	$(5,374)	24,957	$(0.22)

Options to purchase 2,570,000 shares of common stock at exercise prices ranging from $6.13 to $17.25 per share were outstanding during the three and nine months ended September 30, 2006, but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the shares during that period.

Options to purchase 4,769,852 shares of common stock at exercise prices ranging from $1.65 to $17.25 per share were outstanding during the three and nine months ended September 30, 2005, but were not included in the computation of diluted earnings per share because inclusion of these shares would have been antidilutive.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Note 10. Components of Net Periodic Benefit Cost

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands)
Service cost	$—	$—	$—	$—
Interest cost	358	364	1,074	1,092
Expected return on plan assets	(343)	(350)	(1,029)	(1,050)
Amortization of prior service costs	—	—	—	—
Amortization of net loss	227	190	681	570

Net periodic pension cost	$242	$204	$726	$612

As of September 30, 2006, the Company had made contributions to the pension plan totaling $2.2 million. The Company expects to make contributions of $0.4 million to the pension plan during the remainder of 2006. No contributions to the pension plan were made during fiscal 2005.

Note 11. Hurricane Losses

On August 29, 2005, the Company’s Moss Point, Mississippi fish processing facility and adjacent shipyard were severely damaged by Hurricane Katrina. On September 24, 2005, the Company’s Cameron, Louisiana and the Abbeville, Louisiana fish processing facilities were also severely damaged by Hurricane Rita. For the three and nine-month periods ended September 30, 2006 and 2005, the following amounts have been recognized in the Company’s statement of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands)
Damaged fish meal inventory	$—	$2,375	$—	$2,375
Write-off of other materials and supplies	—	1,387	—	1,387
Write-off of unallocated inventory cost pool	—	12,978	—	12,978
Involuntary conversion of property and equipment	897	8,333	897	8,333
Clean-up costs incurred	21	110	454	110
Estimated insurance recoveries	—	(12,000)	—	(12,000)

Estimated damages in excess of insurance recoveries	$918	$13,183	$1,351	$13,183

Not included in the amounts listed in the above table are the replacement capital costs of property and equipment, which did not have any book basis and were destroyed in the hurricanes.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Note 12. Subsequent Event

On October 20, 2006, the Company, certain of its subsidiaries and Abelco Finance, LLC, an affiliate of Cerberus Capital Management, L.P. (“Abelco”), A3 Fund Management LLC, an affiliate of Abelco, and Wachovia Bank, National Association (collectively, the “Lenders”) entered into the financing agreement (the “Financing Agreement”) contemplated by the Commitment Letter pursuant to which the Lenders agreed to provide the Company with a senior secured financing facility (the “Financing Facility”) in the maximum amount of $65 million (i) to acquire from Zapata 9,268,292 shares of Omega common stock held by Zapata (the “Zapata Shares”) for an aggregate purchase price of $47.5 million, (ii) to fund the Company’s ongoing working capital and other general corporate requirements and (iii) to pay the fees and expenses related to the financing. The Financing Facility consists of (a) a five year revolving credit facility (the “Revolving Credit Facility”) of up to $30 million outstanding at any time with monthly interest payments of LIBOR plus 3.25%, including a $5 million subfacility for the issuance of letters of credit, and (b) a five year term loan facility of $35 million with monthly interest payments of LIBOR plus 4.25% and annual principal payments beginning January 2008 of a defined excess cash flow. The Financing Facility replaced the Company’s existing $20 million former bank credit facility. On October 20, 2006, the Company drew down the $35 million term loan and approximately $13.6 million of revolving loans, and approximately $3.3 million in letters of credit were issued pursuant to the letter of credit subfacility in order (i) to fund into escrow the purchase price for the Zapata Shares, (ii) to provide collateral for the letters of credit outstanding under the former bank credit facility and (iii) to pay fees and expenses related to the financing. The Financing Facility is secured by a first priority lien on all of the Company’s assets, other than vessels, real estate and other assets pledged to secure loans made to the Company under the FFP, including a pending $6.5 million loan from FFP.

OMEGA PROTEIN CORPORATION

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

In August 2005, the Company’s Moss Point, Mississippi fish processing facility and adjacent shipyard were severely damaged by Hurricane Katrina. In September 2005, the Company’s Cameron, Louisiana and Abbeville, Louisiana fish processing facilities were also severely damaged by Hurricane Rita. Each of these facilities was non-operational immediately after these weather events. The Moss Point, Abbeville and Cameron facilities accounted for approximately 16%, 31% and 22%, respectively, of the Company’s full year 2004 production tonnage, so as an immediate result of the two hurricanes, approximately 70% of the Company’s operating capacity was impaired and the Company’s business, results of operations and financial condition were materially adversely affected. The Company’s four plants, assuming that no hurricane damage had occurred, would have had an aggregate annual processing capacity as of December 31, 2005 of approximately 950,000 tons of fish. The hurricane damages reduced the Company’s annual aggregate processing capacity to approximately 850,000 tons as of September 30, 2006.

Operations at the Moss Point and Abbeville fish processing facilities and the shipyard were re-established in mid-October 2005, but at reduced processing capabilities. These two facilities were returned to full operational status prior to the beginning of the Gulf fishing season in April 2006. Operations at the Cameron fish processing facility were re-established in June 2006, but at reduced processing capabilities. The Cameron facility became fully operational in September 2006.

The direct impact of the two hurricanes upon the Company was a loss of physical inventories and physical damage to the plants. The Company estimated its hurricane damages at approximately $29.1 million, of which approximately $12.0 million is expected to be recovered under insurance policies ($4.0 million of which has been received as of September 30, 2006). Therefore, the Company has recognized a $17.1 million loss through September 30, 2006 due to estimated damages in excess of insurance recoveries. Of the damage estimate, approximately $2.5 million was related to damaged fish meal inventory and approximately $13.0 million was related to write-offs of inventory costs that had been allocated and deferred to future production that did not occur. During the second quarter 2006, the Company salvaged additional fish meal that was previously recognized as a loss from natural disaster of approximately $610,000. This meal was sold during the second quarter 2006, which resulted in the Company recognizing revenue without cost of sales as the related costs were recorded as a loss in the third quarter 2005. The Company did not maintain business interruption insurance for these types of deferred inventory costs due to its high cost and limited availability.

OMEGA PROTEIN CORPORATION

In order to facilitate the insurance recovery process, on July 28, 2006, the Company filed a lawsuit against its property insurance carriers, Lexington Insurance Company and RSUI Indemnity Company, in U.S. District Court for the Western District of Louisiana, alleging breach of contract and bad faith based on the insurance carriers’ failure to pay amounts due to the Company under its property insurance policies for damages sustained from Hurricanes Katrina and Rita in the third quarter of 2005. The Company seeks recovery in a jury trial of all available damages to which it is entitled by law, legal interest on those damages, the cost of the litigation and any other damages as the court deems appropriate. The total damages sought in the lawsuit are in excess of the amount the Company has remaining as a receivable relating to its initial recorded hurricane claim from its property insurance carriers. The Company believes collection of the recorded receivable is probable; however, an unfavorable outcome of the proceeding could have a material impact on the Company’s financial position and result of operations.

Although the Company has not completed its 2006 fishing season nor completed its final analysis, preliminary analysis indicates that 2006 oil yield results for production through September 30, 2006 have been the poorest in recent Company history. For illustrative purposes, the Company’s oil yields for the 2006 fishing season to date are lower by 28% compared to those in the 2005 fishing season and are lower by 24% compared to the Company’s 10 year oil yield average. The causes of lower fish oil yields are believed to relate to fish diet, weather and water temperature but are not generally well understood. The impact of these poor oil yields have resulted in significantly higher per unit inventory costs and few volumes available for future sale. These higher costs and fewer volumes available for sale will adversely impact future financial results for the fourth quarter of 2006 and first quarter of 2007, and to some extent, the second quarter of 2007.

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

The Company operates through two material subsidiaries: Omega Protein, Inc. and Omega Shipyard, Inc. Omega Protein, Inc. is the Company’s principal operating subsidiary for its menhaden processing business and is the successor to a business conducted since 1913. Omega Shipyard, Inc. owns a drydock facility in Moss Point, Mississippi, which is used to provide shoreside maintenance for the Company’s fishing fleet and, subject to outside demand and excess capacity, occasionally for third-party vessels. Revenues from shipyard work for third-party vessels for the three and nine-month periods ended September 30, 2006 and 2005 were not material. The Company also has a number of other immaterial direct and indirect subsidiaries.

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

OMEGA PROTEIN CORPORATION

Zapata currently owns approximately 58% of the Company’s outstanding common stock. On December 8, 2005, Zapata announced that its Board of Directors has authorized Zapata’s management to seek a buyer for its 58% equity interest in the Company.

On September 8, 2006, the Company and Zapata entered into a Stock Purchase Agreement (the “Purchase Agreement”), pursuant to which (i) Omega agreed to acquire from Zapata 9,268,292 shares (the “Zapata Shares”) of the Company’s common stock held by Zapata at a purchase price of $5.125 per Share for an aggregate purchase price of $47.5 million (the “Purchase Price”) and (ii) Zapata granted to Omega an option (the “Zapata Option”) to acquire all of the shares (the “Zapata Option Shares”) of the Company’s common stock held by Zapata on the date of the exercise of such option at a purchase price of $4.50 per option share. Subject to certain conditions, the Zapata Option will be exercisable during the period beginning 270 days and ending 390 days after the closing of the Purchase Agreement. The Zapata Shares and Zapata Option Shares, if any, purchased by Omega from Zapata will be retired, restoring them to the status of authorized but unissued shares of the Company’s common stock. At the closing of the Purchase Agreement, Zapata’s two representatives, Avram A. Glazer and Leonard DiSalvo, will resign from the Company’s Board of Directors. The closing of the purchase of the Zapata Shares is expected to take place in the fourth quarter of 2006, subject to the receipt of regulatory approvals, as well as the satisfaction of customary closing conditions. For a more detailed description of the terms and conditions of the Purchase Agreement, see the Company’s Current Report on Form 8-K filed with the SEC on September 12, 2006.

Concurrently with the execution and delivery of the Purchase Agreement, Omega and Abelco Finance LLC, an affiliate of Cerberus Capital Management, L.P. (“Abelco”), entered into a commitment letter (the “Commitment Letter”), pursuant to which Ableco agreed to provide Omega with a senior secured financing facility in the maximum aggregate amount of $65 million to (i) acquire the Zapata Shares, (ii) to fund Omega’s ongoing working capital requirements, including, establishing a letter of credit sub-facility and (iii) to pay the fees and expenses related to the financing. The financing contemplated by the Commitment Letter closed on October 20, 2006. See “- Liquidity and Capital Resources.”

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

OMEGA PROTEIN CORPORATION

Company Overview

Business. Omega is the largest U.S. producer of protein-rich meal and oil derived from marine sources. The Company’s products are produced from menhaden (a herring-like fish found in commercial quantities), and includes regular grade and value-added specialty fish meals, crude and refined fish oils and fish solubles.

Fishing. During the third quarter of 2006, the Company owned a fleet of 61 fishing vessels and 32 spotter aircraft for use in its fishing operations and also leased additional aircraft where necessary to facilitate operations. During the 2006 fishing season in the Gulf of Mexico, which runs from mid-April through October, the Company is operating 30 fishing and carry vessels and 28 spotter aircraft. The fishing area in the Gulf is generally located along the Gulf Coast, with a concentration off the Louisiana and Mississippi coasts. The fishing season along the Atlantic coast begins in early May and usually extends into December. During the 2006 season, the Company is operating 11 fishing vessels and 7 spotter aircraft along the Mid-Atlantic coast, concentrated primarily in and around Virginia and North Carolina. The remaining fleet of fishing vessels and spotter aircraft are not routinely operated during the fishing season and are back-up to the active fleet, used for other transportation purposes, inactive or in the process of refurbishment in the Company’s shipyard.

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

The Company’s principal raw material is menhaden, a species of fish that inhabits coastal and inland tidal waters in the United States. Menhaden are undesirable for direct human consumption due to their small size, prominent bones and high oil content. Certain state agencies, as well as interstate compacts, impose resource depletion restrictions on menhaden pursuant to fisheries management legislation or regulations and may impose additional legislation or regulations in the future. For example, in August 2005, the Management Board of the Atlantic States Marine Fisheries Commission (“ASMFC”) approved an addendum to an existing Fishery Management Plan. The addendum would have established an annual cap for a five year period beginning in 2006 on the Company’s menhaden landings from the Chesapeake Bay in an amount equal to the Company’s average annual landings over a five year period from 2000 to 2004 (approximately 106,000 metric tons). The Commonwealth of Virginia has declined to adopt the ASMFC’s recommended addendum but has instead put forth its own proposal whereby the Company’s Chesapeake Bay menhaden harvest would be capped for a five year period at its most recent five-year average (2001 to 2005) of 109,020 metric tons per year. The Virginia proposal would also allow the Company a credit whereby any under-harvest in a particular year below the 109,020 metric ton cap would be added to increase the cap for the following year, up to a maximum of 122,740 metric tons per year. The Company has agreed to support the Commonwealth of Virginia’s proposal in an effort to move forward constructively and avoid further contention on this issue. See the Company’s 2005 Form 10-K “Item 1 and 2. Business and Properties – Company Overview—Regulation” and Item 5. Other Information. To date, the Company has not experienced any material adverse impact on its fish catch or results of operations as a result of these recommended restrictions.

Meal and Oil Processing Plants. The Company operates four meal and oil processing plants, two in Louisiana, one in Mississippi and one in Virginia, where the menhaden are processed into three general products

OMEGA PROTEIN CORPORATION

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

Operations at the Moss Point and Abbeville fish processing facilities and the shipyard were re-established in mid-October 2005, but at reduced processing capabilities. These two facilities were returned to full operational status prior to the beginning of the Gulf fishing season in April 2006. Operations at the Cameron fish processing facility were re-established in June 2006, but at reduced processing capabilities. The Cameron plant became fully operational in September 2006.

OMEGA PROTEIN CORPORATION

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

The direct impact of the two hurricanes upon the Company was a loss of physical inventories and physical damage to the plants. The Company estimated its total hurricane damages at approximately $29.1 million, of which approximately $12.0 million is expected to be recovered under insurance policies ($4.0 million of which has been received as of September 30, 2006). Therefore, the Company has recognized a $17.1 million loss as of September 30, 2006 due to estimated damages in excess of insurance recoveries. Of the damage estimate, approximately $2.5 million was related to damaged fish meal inventory and approximately $13.0 million was related to write-offs of inventory costs that had been allocated to future production that did not occur. The Company did not maintain business interruption insurance for these types of deferred inventory costs due to its high cost and limited availability. During the second quarter 2006, the Company salvaged additional fish meal that was previously recognized as a loss from natural disaster of approximately $610,000. This meal was sold during the second quarter 2006, which resulted in the Company recognizing revenue without cost of sales as the related costs were recorded as a loss in the third quarter 2005. See the Company’s 2005 Form 10-K “Item 8. Financial Statements and Supplementary Data – Note 12 Hurricane Losses” for additional information on the components of the hurricane related losses. A substantial portion of the amounts listed are based upon estimates and assumptions. Actual amounts, when available, could differ materially from those estimates and changes to those estimates could have a material effect on the Company’s future financial statements.

In order to facilitate the insurance recovery process, on July 28, 2006, the Company filed a lawsuit against its property insurance carriers, Lexington Insurance Company and RSUI Indemnity Company, in U.S. District Court for the Western District of Louisiana, alleging breach of contract and bad faith based on the insurance carriers’ failure to pay amounts due to the Company under its property insurance policies for damages sustained from Hurricanes Katrina and Rita in the third quarter of 2005. The Company seeks recovery in a jury trial of all available damages to which it is entitled by law, legal interest on those damages, the cost of the litigation and any other damages as the court deems appropriate. The total damages sought in the lawsuit are in excess of the amount the Company has remaining as a receivable relating to its initial recorded hurricane claim from its property insurance carriers. The Company believes collection of the recorded receivable is probable; however, an unfavorable outcome of the proceeding could have a material impact on the Company’s financial position and result of operations.

The Company anticipates that further recoveries could be available, but such additional recoveries will require further estimation, analysis and discussions with the Company’s insurance carriers and adjusters and resolution of the lawsuit described above. Additional amounts will be recognized when the amounts are deemed probable.

Not included in the amounts listed are the replacement capital costs of property and equipment, which did not have any book basis and were destroyed in the hurricanes, and the costs of clean up incurred subsequent to September 30, 2006.

As of September 30, 2006, the Company’s four active processing plants, assuming that no hurricane damages had occurred, would have had an aggregate annual capacity to process approximately 950,000 tons of fish. The

OMEGA PROTEIN CORPORATION

previously described hurricane damages reduced the annual aggregate processing capacity to approximately 850,000 tons as of September 30, 2006. Operations at the Cameron fish processing facility were re-established in June 2006, but at reduced processing capabilities. The reduced capacity has not had a significant impact on the processing of the Cameron fish catch since operations were re-established. The Cameron facility became fully operational in September 2006.

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

The Company’s annual revenues are highly dependent on annual fish catch, production yields and inventories and, in addition, inventory is generally carried over from one year to the next year. The Company determines the level of inventory to be carried over based on prevailing market prices of the products and anticipated customer usage and demand during the off-season. Thus, production volume does not necessarily correlate with sales volume in the same year and sales volumes will fluctuate from quarter to quarter. The Company’s fish meal products have a useable life of approximately one year from date of production. Practically, however, the Company attempts to empty its warehouses of the previous season’s products by the second or third month of the new fishing season. The Company’s crude fish oil products do not lose efficacy unless exposed to oxygen and, therefore, their storage life typically is longer than that of fish meal.

OMEGA PROTEIN CORPORATION

The following table sets forth the Company’s revenues by product (in millions) and the approximate percentage of total revenues represented thereby, for the indicated periods:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2005		2006		2005
	Revenues	Percent	Revenues	Percent	Revenues	Percent	Revenues	Percent
Regular Grade	$4.4	8.4%	$5.6	17.8%	$13.1	11.4%	$15.4	18.5%
Special Select	23.4	44.9	14.6	46.5	49.3	43.4	36.4	44.0
Sea-Lac	2.9	5.6	5.3	16.9	7.4	6.5	14.4	17.4
Crude Oil	18.5	35.5	4.2	13.4	34.9	30.7	11.5	13.9
Refined Oil	2.1	4.0	1.3	4.1	6.7	5.9	3.7	4.5
Fish Solubles	0.6	1.2	0.4	1.3	1.9	1.7	1.4	1.7
Other	0.2	0.4	0.0	0.0	0.4	0.4	0.0	0.0

Total	$52.1	100.0%	$31.4	100.0%	$113.7	100.0%	$82.8	100.0%

Customers and Marketing. Most of the Company’s marine protein products are sold directly to about 600 customers by the Company’s agriproducts sales department, while a smaller amount is sold through independent sales agents. Product inventory was $53.6 million on September 30, 2006 versus $45.7 million as of September 30, 2005.

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

A number of countries in which the Company currently sells products impose various tariffs and duties, none of which have a significant impact on the Company’s foreign sales. Certain of these duties have been reduced in recent years for certain countries under the North American Free Trade Agreement and the Uruguay Round Agreement of the General Agreement on Tariffs and Trade. In all cases, the Company’s products are shipped to its customers either by FOB shipping point or CIF terms, and therefore, the customer is responsible for any tariffs, duties or other levies imposed on the Company’s products sold into these markets.

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

OMEGA PROTEIN CORPORATION

Purchases and Sales of Third-Party Meal and Oils. Omega has from time to time purchased fish meal and fish oil from other domestic and international manufacturers. These purchase and resale transactions have been ancillary to the Company’s base manufacturing and sales business.

Part of the Company’s business plan involves expanding its purchase and resale of other manufacturers’ fish meal and fish oil products. During 2003, 2004 and 2005, the Company’s fish catch and resultant product inventories were reduced, primarily due to adverse weather conditions, and the Company further expanded its purchase and resales of other fish meals and oils (primarily Panamanian, Peruvian and Mexican fish meal and U.S. menhaden oil). Although operating margins from these activities are less than the margins typically generated from the Company’s base domestic production, these operations provide the Company with a source of fish meal and oil to sell into other markets, some of which, the Company has not historically had a presence. During 2003, the Company purchased products totaling approximately 12,500 tons, or approximately 5% of total volume 2003 sales. During 2004, the Company purchased products totaling approximately 17,800 tons, or approximately 8% of total volume 2004 sales. During 2005, the Company purchased products totaling approximately 16,600 tons, or approximately 8% of total volume 2005 sales. For the nine months ended September 30, 2006, the Company purchased products totaling approximately 14,600 tons, the majority of which were sold during the second and third quarters of 2006.

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

Competition. The Company competes with a smaller domestic privately-owned menhaden fishing company and with international marine protein and oil producers, including Mexican sardine processors and South American anchovy and mackerel processors. In addition, but to a lesser extent, the Company’s marine protein and oil business is also subject to significant competition from producers of vegetable and other animal protein products and oil products such as Archer Daniels Midland and Cargill. Many of these competitors have significantly greater financial resources and more extensive and diversified operations than those of the Company.

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

Liquidity and Capital Resources

The Company’s primary sources of liquidity and capital resources have been cash flows from operations, bank credit facilities and term loans from various lenders provided pursuant to the National Marine Fisheries Finance Program under Title XI of the Marine Act of 1936 (“Title XI”). These sources of cash flows have been used for capital expenditures and payment of long-term debt. The Company expects to finance future expenditures through internally generated cash flows and, if necessary, through funds available from the Financing Facility and/or Title XI facilities described below.

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

In September 2004, pursuant to the Title XI program, the United States Department of Commerce approved a financing application made by the Company in the amount of $14 million (the “Approval Letter”). In December 2004, the Company submitted a $4.9 million financing request to be drawn against the $14 million approved financing application. In 2005, the Company amended the request to include the entire $14 million, and closed on this loan in October 2005. On December 1, 2005, pursuant to the Title XI program, the United States Department of Commerce approved another financing application made by the Company in the amount of $16.4 million. The Company submitted a financing request of $6.5 million and expects to receive the funds in the latter part of 2006. Borrowings under this Title XI program may be used for refurbishment of the Company’s fishing vessels and capital expenditures relating to the Company’s shore-side fishing assets. The Title XI loans are secured by liens on certain of the Company’s fishing vessels and mortgages on the Company’s Reedville, Virginia and Abbeville and Cameron, Louisiana plants.

Omega had an unrestricted cash balance of $13.5 million at September 30, 2006, down $12.8 million from December 31, 2005. This decrease was due primarily to capital expenditures, production of inventory, and costs associated with the hurricane rebuilding efforts, partially offset by increases in accrued liabilities due to timing of services performed but not invoiced by vendors. The Company’s liquidity is greatly influenced by the selling prices received for its products. Should the Company experience decreased pricing in the future, as it experienced in 1999 and 2000, liquidity would decline and the Company would likely have to utilize its Financing Facility. Additionally, as a result of Hurricanes Katrina and Rita, the Company suffered significant damages to property and equipment that is being repaired or replaced during 2006. Insurance proceeds are not expected to fully cover all of those costs and the remainder will be funded from the Company’s existing cash balances and Financing Facility. The Company’s long-term debt at September 30, 2006 and December 31, 2005 was $25.8 million and $27.7 million, respectively. Current maturities attributable to the Company’s long-term debt were $2.4 million at September 30, 2006 and December 31, 2005, respectively. The Company did not utilize its former bank credit facility during the first nine months of 2006 and 2005 other than for $3.1 and $8.0 million, respectively, in standby letters of credit used to support Company workers compensation programs as of September 30, 2006 and December 31, 2005 and to purchase fish meal from a third party as of December 31, 2005. As of September 30,

OMEGA PROTEIN CORPORATION

2006, the Company had $16.5 million available under its former bank credit facility and had no borrowings except for standby letters of credit issued under that facility. The Company has no off-balance sheet arrangements other than normal operating leases and standby letters of credit.

The following tables aggregate information about the Company’s contractual cash obligations and other commercial commitments (in thousands) as of September 30, 2006:

	Payments Due by Period
Contractual Cash Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years
Long Term Debt	$28,249	$2,426	$4,927	$4,235	$16,661
Interest on long term debt	12,493	2,001	3,179	2,557	4,756
Operating Leases	8,910	1,676	2,766	1,563	2,905
Minimum Pension Liability (1)	9,492	—	—	—	9,492
Standby Letters of Credit (2)	3,099	3,099	—	—	—
Energy Commitment (3)	1,586	1,586	—	—	—

Total Contractual Cash Obligations	$63,829	$10,788	$10,872	$8,355	$33,814

(1)	The Company expects to make contributions of $0.4 million to the pension plan during the remainder of 2006.

(2)	As of September 30, 2006, the Company had no outstanding borrowings under the former $20 million bank credit facility other than $3.1 million in standby letters of credit.

(3)	As of September 30, 2006, the Company had purchase commitments for energy usage in the normal course of business of approximately $1.6 million that will be delivered in quantities expected to be used in the normal course of business during the 2006 fishing season.

Net operating activities provided (used) cash of approximately $3.4 million and ($8.9) million for the nine months ended September 30, 2006 and 2005, respectively. The increase in operating activities is primarily attributable to the change in activities relating to accrued liabilities and inventory.

Net investing activities used cash of $15.2 million and $12.8 million for the nine months ended September 30, 2006 and 2005, respectively. In addition to capital expenditures related to the replacement or repair of property and equipment due to the Hurricanes Katrina and Rita, the Company’s investing activities consists mainly of capital expenditures for equipment purchases, replacements, vessel refurbishments, and fish oil refining processes which are expected to total approximately $8.0 million in 2006. Investing activities also includes the receipt of $2.0 million from an insurance company relating to Hurricanes Katrina and Rita for the nine months ending September 30, 2006.

Net financing activities used cash of $0.9 million and $0.5 million during the nine months ended September 30, 2006 and 2005, respectively. The exercise of stock options provided proceeds of $908,000 and $733,000 for the nine month periods ended September 30, 2006 and 2005, respectively.

The Company had a $20 million revolving credit agreement with Bank of America, N.A. which was terminated on October 20, 2006 in connection with the Company’s new financing facility. As of September 30, 2006, the Company had no borrowings outstanding under the former bank credit facility.

OMEGA PROTEIN CORPORATION

At September 30, 2006 and December 31, 2005, the Company had outstanding letters of credit under the former bank credit facility totaling approximately $3.1 million and $8.0 million, respectively, issued primarily in support of worker’s compensation insurance programs as of September 30, 2006 and December 31, 2005 and to purchase fish meal from a third party as of December 31, 2005.

On October 20, 2006, the Company, certain of its subsidiaries and Abelco, A3 Fund Management LLC, an affiliate of Abelco, and Wachovia Bank, National Association (collectively, the “Lenders”) entered into the financing agreement (the “Financing Agreement”) contemplated by the Commitment Letter pursuant to which the Lenders agreed to provide the Company with a senior secured financing facility (the “Financing Facility”) in the maximum amount of $65 million (i) to acquire the Zapata Shares, (ii) to fund the Company’s ongoing working capital and other general corporate requirements and (iii) to pay the fees and expenses related to the financing. The Financing Facility consists of (a) a revolving credit facility (the “Revolving Credit Facility”) of up to $30 million outstanding at any time, including a $5 million subfacility for the issuance of letters of credit, and (b) a term loan facility of $35 million. The Financing Facility replaced the Company’s existing $20 million former bank credit facility, under which, as of the closing of the initial loan pursuant to the Financing Facility, no borrowings were outstanding but letters of credit of approximately $3.1 million were issued and outstanding. On October 20, 2006, the Company drew down the $35 million term loan and approximately $13.6 million of revolving loans, and approximately $3.3 million in letters of credit were issued pursuant to the letter of credit subfacility in order (i) to fund into escrow the Purchase Price for the Zapata Shares as required by the Purchase Agreement, (ii) to provide collateral for the letters of credit outstanding under the former bank credit facility and (iii) to pay fees and expenses related to the financing. The Financing Facility is secured by a first priority lien on all of the Company’s assets, other than vessels, real estate and other assets pledged to secure loans made to the Company under the U.S. Maritime Administration’s National Marine Fisheries Finance Program (the “NMFFP”), including a pending $6.5 million loan from NMFFP (the “Pending Loan”).

Aggregate revolving credit loans and letters of credit under the Revolving Credit Facility are limited to an amount at any time outstanding not to exceed the lesser of (i) $30 million and (ii) the result of (a) 3.5 times the Company’s trailing 12-month EBITDA (as defined in the Financing Agreement), less (b) the aggregate outstanding principal amount of the term loan and any other secured indebtedness, plus (c) the amount of the Company’s unrestricted cash and marketable securities, minus (d) in the event the Company and the collateral agent agree that the lien on certain vessels owned by the Company should be released, $6 million. Loans under the Revolving Credit Facility bear interest at a rate per annum equal to LIBOR plus 3.25% and the term loan bears interest at a rate per annum equal to LIBOR plus 4.25%, each subject to adjustment as provided below. The interest rate on all loans will be reduced by 0.25% at any time the Company’s Leverage Ratio (as defined in the Financing Agreement) is equal to or less than 2.65x. If, following such rate reduction, the Company’s Leverage Ratio exceeds 2.65x, the interest rate on the loans will be increased by 0.25%.

During the term of the Financing Facility, the Company will be required to comply with the following financial covenants:

•	EBITDA for the twelve months ending December 31, 2006, March 31, 2007, June 30, 2007, September 30, 2007 and each fiscal quarter thereafter of $21 million, $19 million, $20 million, $22 million, and $23 million, respectively.

•	Fixed charge coverage ratio of 1.25x for the twelve months ending each March 31, June 30, September 30, and December 31.

•	Ratio of total net debt to EBITDA for the twelve months ending March 31, 2007, June 30, 2007, September 30, 2007 and each fiscal quarter thereafter of 3.25x, 3.1x, 2.65x and 2.1x, respectively.

OMEGA PROTEIN CORPORATION

In addition, the Company will not be permitted to have capital expenditures in excess of $12 million for each of the years ending December 31, 2007 through 2011. New liens securing future NMFFP loans (other than the Pending Loan) are limited to $10 million in the aggregate during the year ending October 19, 2007 and $6 million during each 12-month period thereafter; provided that if during any such 12-month period the Company does not incur the full amount of such future loans, the Company may increase the amount of such future loans it may incur during the following 12-month period by 50% of the shortfall. The Financing Facility will terminate on October 19, 2011. For a more detailed description of the terms and conditions of the Financing Facility and Financing Agreement, see the Company’s Current Report on Form 8-K filed with the SEC on October 24, 2006.

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

On December 1, 2005, pursuant to the Title XI program, the United States Department of Commerce approved a second financing application made by the Company in the amount of $16.4 million (the “Second Approval Letter”). In May 2006, the Company submitted a $6.5 million financing request under the Second Approval Letter. The Company expects to receive the $6.5 financing in the latter part of 2006. As of September 30, 2006, the Company had no borrowings outstanding under the Second Approval Letter.

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

OMEGA PROTEIN CORPORATION

The Company believes that the existing cash, cash equivalents, short-term investments and funds available through its Financing Facility will be sufficient to meet its working capital and capital expenditure requirements through at least the next twelve months. In addition, the Company expects to receive insurance proceeds from hurricane damages to assist in meeting its capital expenditures.

Upon the consummation of the Purchase Agreement and the transactions contemplated thereby, however, the aggregate amount of the Company’s outstanding indebtedness under the Financing Facility and its loan agreements under the Title XI Fisheries Finance Program is expected to be approximately $81.8 million. In addition, the exercise by the Company of its option to purchase up to 5,232,708 shares of the Company’s common stock from Zapata at a purchase price of $4.50 per share could increase the amount of the Company’s outstanding indebtedness if the Company chooses to finance any or all of the purchase price. As a result of these transactions, the Company would have a somewhat leveraged financial structure, limiting its financial flexibility. In particular, the Company will be required to use a portion of its cash flows to pay principal and interest on its debt, which will reduce the amount of money the Company has for operations, working capital, capital expenditures, expansion, acquisitions or general corporate or other business activities. In addition, the covenants contained in the Company’s debt agreements limit its ability to borrow money in the future for acquisitions, capital expenditures or to meet the Company’s operating expenses or other general corporate obligations. See “Risk Factors - Upon the consummation of the Purchase Agreement with Zapata, the Company is expected to have a substantial amount of indebtedness, which may adversely affect the Company’s ability to operate its business, remain in compliance with debt covenants and make payments on its debt.”

Although the Company has not completed its 2006 fishing season nor completed its final analysis, preliminary analysis indicates that 2006 oil yield results for production through September 30, 2006 have been the poorest in recent Company history. For illustrative purposes, the Company’s oil yields for the 2006 fishing season to date are lower by 28% compared to those in the 2005 fishing season and are lower by 24% compared to the Company’s 10 year oil yield average. The causes of lower fish oil yields are believed to relate to fish diet, weather and water temperature but are not generally well understood. The impact of these poor oil yields have resulted in significantly higher per unit inventory costs and few volumes available for future sale. These higher costs and fewer volumes available for sale will adversely impact future financial results for the fourth quarter of 2006 and first quarter of 2007, and to some extent, the second quarter of 2007.

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

Hurricane Losses

On August 29, 2005, the Company’s Moss Point, Mississippi fish processing facility and adjacent shipyard were severely damaged by Hurricane Katrina. On September 25, 2005, the Company’s Cameron, Louisiana and Abbeville, Louisiana fish processing facilities were also severely damaged by Hurricane Rita. Each of these facilities was non-operational immediately after these weather events. Operations at the Moss Point fish processing facility, the Abbeville fish processing facility and the shipyard were re-established in mid-October,

OMEGA PROTEIN CORPORATION

2005, but at reduced processing capabilities. These two plants were fully operational at the start of the 2006 fishing season. Operations at the Cameron fish processing facility were re-established in June 2006, but at reduced processing capabilities. The Cameron facility became fully operational in September 2006.

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

OMEGA PROTEIN CORPORATION

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

OMEGA PROTEIN CORPORATION

Results of Operations

The following table sets forth as a percentage of revenues certain items of the Company’s operations for each of the indicated periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	85.9	76.5	82.7	82.8

Gross profit	14.1	23.5	17.3	17.2
Selling, general and administrative expense	6.7	10.7	9.2	11.0
Loss resulting from natural disaster	1.7	42.0	1.2	15.9
Loss on disposal of assets	0.0	0.1	0.0	0.2

Operating income (loss)	5.7	(29.3)	6.9	(9.9)
Interest income	0.3	0.3	0.4	0.5
Interest expense	(1.0)	(1.1)	(1.4)	(1.0)
Other income (expense), net	(0.1)	(0.2)	(0.1)	0.2

Income (loss) before income taxes	4.9	(30.3)	5.8	(10.2)
Provision (benefit) for income taxes	1.4	(10.7)	1.5	(3.7)

Net income (loss)	3.5%	(19.6)%	4.3%	(6.5)%

Interim Results for the Third Quarters ended September 30, 2006 and September 30, 2005

Revenues. Revenues increased $20.7 million or 65.9% for the quarter ended September 30, 2006 as compared to the quarter ended September 30, 2005. The increase was primarily due to a 212.7% increase in sales volumes of the Company’s fish oil, slightly offset by a 0.8% decline in fish meal sales volumes. Additionally, the Company experienced a 20.8% and 21.3% increase in sales prices of the Company’s fish meal and fish oil, respectively. The Company experienced a $7.8 million increase in revenues due to increased sales prices and a $12.7 million increase in revenues due to sales volumes of the Company’s fish meal and fish oil.

Cost of Sales. Cost of sales, including depreciation and amortization, for the current quarter ended September 30, 2006 was $44.7 million, an increase of $20.7 million or 86.2% from $24.0 million for the quarter ended September 30, 2005. Cost of sales as a percentage of revenues increased 9.4% to 85.9% for the quarter ended September 30, 2006. The increase in cost of sales as a percentage of revenues was due to higher costs arising from high energy prices, increased repair costs and decreased oil yields, partially offset by higher sales prices.

Gross Profit. Gross profit decreased 0.6% from a $7.4 million gross profit in the quarter ended September 30, 2005 to $7.3 million in the current quarter ended September 30, 2006. The decrease in gross profit margins was primarily due to higher costs arising from high energy prices, increased repair costs and decreased oil yields for the third quarter 2006 as compared to the third quarter 2005, partially offset by increased sales prices.

Selling, general and administrative expenses. Selling, general, and administrative expenses increased $0.1 million from $3.4 million for the third quarter ended September 30, 2005 to $3.5 million for the third quarter ended September 30, 2006. This increase was attributable primarily to increased employee costs and costs incurred relating to the construction of the Company’s Technical Center.

Loss resulting from natural disaster. Losses relating to damages incurred at the Company’s Moss Point, Mississippi fish processing facility and adjacent shipyard from Hurricane Katrina, and damages incurred at its Cameron and Abbeville, Louisiana fish processing facilities from Hurricane Rita decreased $12,265,000 from $13,183,000 for the third quarter ended September 30, 2005 to $918,000 for the third quarter ended September 30, 2006. The amounts recorded during the quarter ended September 30, 2006 represent costs in excess of the original involuntary conversion loss recorded at December 31, 2005.

OMEGA PROTEIN CORPORATION

Operating income. As a result of the factors discussed above, the Company’s operating income increased $12.2 million from an operating loss of $9.2 million for the quarter ended September 30, 2005 to an operating income of $3.0 million for the quarter ended September 30, 2006.

Interest income. Interest income decreased $5,000 for the current quarter ended September 30, 2006 as compared to the quarter ended September 30, 2005. The decrease was primarily due to diminished balances of the Company’s cash and cash equivalents on which interest is earned.

Interest expense. Interest expense increased $161,000 for the current quarter ended September 30, 2006 as compared to the quarter ended September 30, 2005. The increase in interest expense is primarily due to interest associated with the additional $14 million in FFP debt obtained in October 2005.

Other income (expense), net. Other expense, net decreased $33,000 in the current quarter ended September 30, 2006 as compared to the quarter ended September 30, 2005. The decrease was primarily due to fees paid to the Company’s banking institutions.

Provision for income taxes. The Company recorded a $0.7 million provision for income taxes for the third quarter 2006 representing an effective tax rate of 28.2%. The effective tax rate for the third quarter 2006 was reduced below the statutory rate of 34% primarily as a result of a state income tax benefit on current year pre-tax income, interest income exempt from income tax and the partial exclusion of income on foreign sales. For the third quarter 2005, the Company recorded a $3.4 million benefit for income taxes representing an effective tax rate of 35.4%. The Company estimates its annual effective tax rate periodically based upon estimated earnings for the year. The Company believes that it is more probable than not that the recorded estimated deferred tax asset will be realized.

Interim Results for the Nine Months ended September 30, 2006 and September 30, 2005

Revenues. Revenues increased $31.0 million or 37.4% for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. The increase was primarily due to a 145.0% increase in sales volumes of the Company’s fish oil, partially offset by a 7.4% decline in fish meal sales volumes. Additionally, the Company experienced a 15.0% and 11.9% increase in sales prices of the Company’s fish meal and fish oil, respectively. The Company experienced a $12.9 million increase in revenues due to increased sales prices and a $17.7 million increase in revenues due to sales volumes of the Company’s fish meal and fish oil.

Cost of Sales. Cost of sales, including depreciation and amortization, for the nine months ended September 30, 2006 was $94.1 million, an increase of $25.6 million or 37.3% from $68.5 million for the nine months ended September 30, 2005. Cost of sales as a percentage of revenues decreased 0.1% to 82.7% for the nine months ended September 30, 2006. The decrease in cost of sales as a percentage of revenues was due to higher sales prices for the current nine month period, offset by increased costs due to high energy prices, increased repair costs and decreased oil yields.

Gross Profit. Gross profit increased 37.9% from a $14.3 million gross profit for the nine months ended September 30, 2005 as compared to $19.7 million in the current nine months ended September 30, 2006. The slight increase in gross profit margins was primarily due to higher sales prices for the current nine month period, partially offset by increased costs due to high energy prices, increased repair costs and decreased oil yields.

Selling, general and administrative expenses. Selling, general, and administrative expenses increased $1.3 million from $9.1 million in the nine months ended September 30, 2005 compared to $10.4 million for the current nine months ended September 30, 2006. This increase was attributable primarily to increased costs incurred relocating the administrative offices from Louisiana to Texas, consulting costs and the new Technical Center.

OMEGA PROTEIN CORPORATION

Loss resulting from natural disaster. Losses relating to damages incurred at the Company’s Moss Point, Mississippi fish processing facility and adjacent shipyard from Hurricane Katrina, and damages incurred at its Cameron and Abbeville, Louisiana fish processing facilities from Hurricane Rita decreased $11.8 million from $13.2 million for the nine months ended September 30, 2005 to $1.4 million for the nine months ended September 30, 2006. The costs incurred in the recent period relate to additional clean up costs and costs in excess of the original involuntary conversion loss recorded at December 31, 2005.

Operating income. As a result of the factors discussed above, the Company’s operating income increased $16.0 million or 196.1% from an operating loss of $8.2 million for the nine months ended September 30, 2005 to an operating income of $7.8 million for the nine months ended September 30, 2006. As a percentage of revenues, operating income increased 16.8% for the nine months ended September 30, 2006.

Interest income. Interest income increased $69,000 for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. The increase in interest income was primarily due to increased rates of return on the Company’s investments.

Interest expense. Interest expense increased $705,000 for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. The increase in interest expense is primarily due to interest associated with the additional $14 million in debt obtained in October 2005.

Other income (expense), net. Other income (expense), net decreased $284,000 in the current nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. The decrease was primarily due to a non-hurricane insurance gain the Company recognized during the nine months ended September 30, 2005.

Provision for income taxes. The Company recorded a $1.7 million provision for income taxes for the nine months ended September 30, 2006, representing an effective tax rate of 25.2%. The effective tax rate for 2006 was reduced below the statutory rate of 34% primarily as a result of a state income tax benefit on current year pre-tax income, interest income exempt from income tax, income tax credits attributable to post-hurricane wages and the partial exclusion of income on foreign sales. The benefit for income taxes for the nine months ended September 30, 2005 reflected an effective tax rate of 36.3%. The Company believes that it is more probable than not that the recorded estimated deferred tax asset will be realized.

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

OMEGA PROTEIN CORPORATION

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

The costs of energy may materially impact the Company’s business. The Company has experienced substantially higher costs for energy in recent years, particularly in 2005 and 2006. The Company’s business

OMEGA PROTEIN CORPORATION

is materially dependent on diesel fuel for its vessels and natural gas for its operating facilities. The costs of these commodities, which are beyond the Company’s control, may have an adverse material impact on the Company’s business, results of operations and financial condition.

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

Although the Company has not completed its 2006 fishing season nor completed its final analysis, preliminary analysis indicates that 2006 oil yield results for production through September 30, 2006 have been the poorest in recent Company history. For illustrative purposes, the Company’s oil yields for the 2006 fishing season to date are lower by 28% compared to those in the 2005 fishing season and are lower by 24% compared to the Company’s 10 year oil yield average. The causes of lower fish oil yields are believed to relate to fish diet, weather and water temperature but are not generally well understood. The impact of these poor oil yields have resulted in significantly higher per unit inventory costs and few volumes available for future sale. These higher costs and fewer volumes available for sale will adversely impact future financial results for the fourth quarter of 2006 and first quarter of 2007, and to some extent, the second quarter of 2007.

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

One example of potentially restrictive regulation involves an addendum to a fisheries management plan recommended by a regional regulatory commission in August 2005. The Commonwealth of Virginia has declined to adopt the regulatory commission’s recommended plan but has instead put forth its own proposal whereby the Company’s Chesapeake Bay menhaden harvest would be capped for a five year period at its most recent five-year average (2001 to 2005) of 109,020 metric tons per year. The Virginia proposal would also allow for a credit whereby any under-harvest in a particular year below the 109,020 metric ton cap would be added to increase the cap for the following year, up to a maximum of 122,740 metric tons per year. The Company has agreed to support Virginia’s proposal. See the Company’s 2005 Form 10-K “Item 1 and 2. Business and Properties—Company Overview—Regulation” and “Item 5. Other Information” for more information.

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

OMEGA PROTEIN CORPORATION

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

Risks Relating to the Company’s Ongoing Operations:

Three of the Company’s four operating plants were severely damaged by Hurricanes Katrina and Rita and the Company has had to undertake substantial rebuilding efforts. As an immediate result of the two hurricanes, approximately 70% of the Company’s operating capacity was impaired. Operations at the Moss Point and Abbeville fish processing facilities and the shipyard were re-established in mid-October 2005, but at reduced processing capabilities. These two facilities have been returned to full operational status prior to the beginning of the Gulf fishing season in April 2006. Operations at the Cameron fish processing facility were re-established in June 2006, but at reduced processing capabilities. The Cameron facility became fully operational in September 2006.

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

OMEGA PROTEIN CORPORATION

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

The Company may not be able to recruit, train and retain qualified marine personnel in sufficient numbers. The Company’s business is dependent on its ability to recruit, train and retain qualified marine personnel in sufficient numbers such as vessel captains, vessel engineers and other crewmembers. To the

OMEGA PROTEIN CORPORATION

extent that the Company is not successful in recruiting, training and retaining these employees in sufficient numbers, its productivity may suffer. If the Company were unable to secure a sufficient number of workers during periods of peak employment, the lack of personnel could have an adverse effect on the Company’s business, results of operations and financial condition. The impact of Hurricanes Katrina and Rita has exacerbated the difficulties of recruiting and retaining qualified marine personnel in the Gulf Coast area.

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

The Company’s Financing Facility and other Fisheries Finance Program loan agreements contain covenants and restrictions that may limit the Company’s financial flexibility. The Company’s Financing Facility and the Company’s loan agreements under the Title XI Fisheries Finance Program contain various covenants and restrictions such as prohibitions on dividends and stock repurchases without the lender’s consent. The Financing Facility also contains various financial covenants that provide, for example, that the Company maintain EBITDA, a fixed charge coverage ratio and a ratio of total net debt to EBITDA at certain levels for certain periods, and restrict capital expenditures to certain limits. In certain prior periods, the Company has not been in compliance with certain financial covenants under its former bank credit facility and has requested and received waivers of such covenants. If the Company is unable to maintain or comply with the covenants or restrictions under the Financing Facility or the loan agreements under the Title XI Fisheries Finance Program, the Company may be required to seek waivers and/or amendments to such financing arrangements. The Company cannot assure you that such waivers and/or amendments will be available on acceptable terms or without payment of additional fees, if at all.

Upon the consummation of the Purchase Agreement with Zapata, the Company is expected to have a substantial amount of indebtedness, which may adversely affect the Company’s ability to operate its business, remain in compliance with debt covenants and make payments on its debt. As of September 30, 2006, the aggregate amount of the Company’s outstanding indebtedness under its former bank credit facility and its loan agreements under the Title XI Fisheries Finance Program was approximately $28.6 million. Pursuant to the Financing Facility, on October 20, 2006 the Company drew down a $35 million term loan and approximately $13.6 million of revolving loans, and approximately $3.3 million in letters of credit were issued pursuant to the letter of credit subfacility in order (i) to fund into escrow the Purchase Price for the Zapata Shares, (ii) to provide collateral for the letters of credit outstanding under the former bank credit facility and (iii) to pay fees and expenses related to the financing. Upon the consummation of the Purchase Agreement and the transactions contemplated thereby, the aggregate amount of the Company’s outstanding indebtedness under the Financing Facility and its loan agreements under the Title XI Fisheries Finance Program is expected to be approximately $81.8 million. In addition, the exercise by the Company of its option to purchase up to 5,232,708 shares of the Company’s common stock from Zapata at a purchase price of $4.50 per share could increase the amount of the Company’s outstanding indebtedness if the Company chooses to finance any or all of the purchase price. The Company’s increased outstanding indebtedness could have important consequences, including the following:

•	it may be more difficult for the Company to satisfy its obligations with respect to the Financing Facility and its loan agreements under the Title XI Fisheries Finance Program, and any failure to comply with the obligations of any of the agreements governing such indebtedness, including financial and other restrictive covenants, could result in an event of default under such agreements;

OMEGA PROTEIN CORPORATION

•	the covenants contained in the Company’s debt agreements limit its ability to borrow money in the future for acquisitions, capital expenditures or to meet the Company’s operating expenses or other general corporate obligations;

•	the amount of the Company’s interest expense may increase because certain of the Company’s borrowings are at variable rates of interest, which, if interest rates increase, could result in higher interest expense;

•	the Company is required to use a portion of its cash flows to pay principal and interest on its debt, which will reduce the amount of money the Company has for operations, working capital, capital expenditures, expansion, acquisitions or general corporate or other business activities;

•	the Company may have a higher level of debt than some of its competitors, which could put it at a competitive disadvantage;

•	the Company may be more vulnerable to economic downturns and adverse developments in its industry or the economy in general; and

•	the Company’s debt level could limit its flexibility in planning for, or reacting to, changes in its business and the industry in which it operates.

The Company’s ability to meet its expenses and debt obligations will depend on its future performance, which will be affected by financial, business, economic, regulatory and other factors. The Company will not be able to control many of these factors, such as economic conditions and governmental regulation. The Company cannot be certain that its earnings will be sufficient to allow it to pay the principal and interest on its existing or future debt and meet its other obligations. If the Company does not have enough money to service its existing or future debt, it may be required to refinance all or part of such debt, sell assets, borrow more money or raise equity. The Company may not be able to refinance its existing or future debt, sell assets, borrow more money or raise equity on terms acceptable to it, if at all.

Investment Risks. Investment risks specifically related to the Company’s common stock include:

The Company’s market liquidity for its common stock is relatively low. As of September 30, 2006, the Company had 25,254,709 shares of common stock outstanding. The average daily trading volume in the Company’s common stock during the nine month period ending September 30, 2006 was approximately 12,900 shares. Although a more active trading market may develop in the future, the limited market liquidity for the Company’s stock could affect a stockholder’s ability to sell at a price satisfactory to that stockholder.

If significant shares eligible for future sale are sold, the result could depress the Company’s stock price by increasing the supply of shares in the market at a time when demand may be limited. As of September 30, 2006, the Company had approximately 25.3 million shares of common stock outstanding, as well as stock options to purchase approximately 4.6 million shares of common stock. Of these options, approximately 4.5 million were exercisable at September 30, 2006. In addition, pursuant to the terms of the Purchase Agreement, the Company has agreed with Zapata to file a shelf registration statement on Form S-3 with the SEC for the resale of the Zapata Option Shares. The registration rights granted to Zapata are transferable to and may be exercised by certain of the transferees, if any, of the Zapata Shares. At the present time, Zapata has agreed to suspend the Company’s obligation to file such registration statement, but may require the Company to file such registration statement on 15 business days’ written notice.

Certain of the Company’s officers and directors have entered into Rule 10b5-1 sales plans with brokers unaffiliated with the Company whereby they have committed to sell automatically and without discretion a

OMEGA PROTEIN CORPORATION

predetermined number of shares of Company common stock over a period of time according to their own individual criteria. To the extent that the above stock options are exercised or the above shares are sold, it is possible that the additional shares being offered in the market or the increase in the number of outstanding shares could adversely affect the price for the Company’s common stock.

The Company is controlled by a principal stockholder. Zapata Corporation, a publicly traded company, owns approximately 58% of the Company’s common stock. Upon the consummation of the Purchase Agreement, Zapata will beneficially own approximately 33% of the Company’s common stock, assuming that Zapata does not otherwise dispose of any other shares of the Company’s common stock beneficially owned by it. As a result, Zapata will continue to be able to exercise significant influence over matters requiring stockholder approval, including the election of directors, changes to the Company’s charter documents and significant corporate transactions, subject to Zapata’s agreement, upon the consummation of the Purchase Agreement, to vote the shares of the Company’s common stock as to which Zapata has the right to vote or direct the vote in favor of the directors nominated by the Company’s Board of Directors or a committee thereof and in favor of all actions approved and recommended by the Company’s Board of Directors, subject to certain conditions. This concentration of ownership makes it unlikely that any other holder or group of holders of the Company’s common stock will be able to affect the way the Company is managed or the direction of its business. The interests of Zapata with respect to matters potentially or actually involving or affecting the Company, such as future acquisitions, financings and other corporate opportunities and attempts to acquire the Company, may conflict with the interests of the Company’s other stockholders. Zapata’s continued concentrated ownership may have the effect of delaying or preventing a change of control of the Company, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

The Company may incur increased costs as a result of no longer being a “controlled company.” Prior to the consummation of the Purchase Agreement, the Company will be considered to be a “controlled company” under the New York Stock Exchange corporate governance rules, and as a result the Company is eligible for exemptions from provisions of these rules requiring (i) that the Company’s Board of Directors have a majority of independent directors (which it currently does), (ii) that nominating/corporate governance and compensation committees be composed entirely of independent directors and (iii) written charters addressing specified matters. Because the Company will cease to be a controlled company within the meaning of these rules upon consummation of the Purchase Agreement, the Company will be required to comply with these provisions after the specified transition periods. The Company expects these rules and regulations to increase its legal and financial compliance costs to some extent and may make some activities more time-consuming and costly.

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

OMEGA PROTEIN CORPORATION

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

The Company has not paid dividends and does not expect to pay dividends in the near future. The Company has never declared or paid any cash dividends on its common stock since it became a public company in April 1998 and has no intention to do so in the near future. Any determination as to payment of dividends will be made at the discretion of the Company’s Board of Directors and will depend upon the Company’s operating results, financial condition, capital requirements, general business conditions and such other factors that the Board of Directors deems relevant. In addition, the payment of cash dividends is not permitted by the terms of the Company’s Financing Facility.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

OMEGA PROTEIN CORPORATION

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

On October 25, 2006, the Atlantic States Marine Fisheries Commission’s Atlantic Menhaden Management Board approved Addendum III to Amendment 1 to the Interstate Fisheries Management Plan for Atlantic Menhaden. The Addendum establishes a five-year annual cap on reduction fishery harvests in the Chesapeake Bay of 109,020 metric tons, a number derived from the average of harvests from 2001 – 2005. The cap will be implemented in 2006 and extend through 2010. Harvest for reduction purposes will be prohibited in the Chesapeake Bay when 100 percent of the cap is landed. The Addendum also includes a provision allowing an under-harvest in one year to be credited to the following year’s harvest, not to exceed 122,740 metric tons.

This previously disclosed proposal had originally been put forth by the Commonwealth of Virginia and must be adopted by the Virginia legislature in order to become effective. The Company continues to support the proposal.

OMEGA PROTEIN CORPORATION

Item 6.	Exhibits

Exhibit No.	Description of Exhibit

10.1	Stock Purchase Agreement dated as of September 8, 2006, between Zapata Corporation and Omega Protein Corporation.

10.2	Escrow Agreement dated as of September 8, 2006, among Zapata Corporation, Omega Protein Corporation and Manufacturers and Traders Trust Company.

31.1	Rule 13a-14(a)/15d-14(a) Certification for Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification for Chief Financial Officer.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Chief Executive Officer.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Chief Financial Officer.

OMEGA PROTEIN CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMEGA PROTEIN CORPORATION
(Registrant)

November 6, 2006	By:	/s/ ROBERT W. STOCKTON
(Executive Vice President, Chief Financial Officer)