Form 10-K
period 2006-12-31
OMEGA PROTEIN CORP
filed 2007-03-13
CIK 1053650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $61,005,000 as of June 30, 2006 (computed by reference to the quoted closing price of the registrant’s common stock on the New York Stock Exchange on June 30, 2006). Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On March 6, 2007, there were outstanding 16,368,594 shares of the Company’s common stock, $0.01 par value.

Documents incorporated by reference: Portions of the registrant’s definitive proxy statement for its 2007 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2006, are incorporated by reference to the extent set forth in Part III of this Form 10-K.

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

PART I

Item 1. and 2.    Business and Properties.

General

Omega Protein Corporation is the largest processor, marketer and distributor of fish meal and fish oil products in the United States. As used herein, the term “Omega” or the “Company” refers to Omega Protein Corporation or to Omega Protein Corporation and its consolidated subsidiaries, as applicable. The Company’s principal executive offices are located at 2101 CityWest Boulevard, Building 3 – Suite 500, Houston, Texas 77042 (Telephone: (713) 623-0060).

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

In August 2005, the Company’s Moss Point, Mississippi fish processing facility and adjacent shipyard were severely damaged by Hurricane Katrina. In September 2005, the Company’s Cameron, Louisiana and Abbeville, Louisiana fish processing facilities were also severely damaged by Hurricane Rita. Each of these facilities was non-operational immediately after these weather events. The Moss Point, Abbeville and Cameron facilities accounted for approximately 16%, 31% and 22%, respectively, of the Company’s full year 2004 production tonnage, so as an immediate result of the two hurricanes, approximately 70% of the Company’s operating capacity was impaired and the Company’s business, results of operations and financial condition were materially adversely affected. The Company’s four plants, assuming that no hurricane damage had occurred, would have had an aggregate annual processing capacity as of December 31, 2005 of approximately 950,000 tons of fish. The hurricane damages reduced the Company’s annual aggregate processing capacity to approximately 850,000 tons as of December 31, 2006.

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

The direct impact of the two hurricanes upon the Company was a loss of physical inventories and physical damage to the plants. As of December 31, 2006, the Company estimated its cumulative hurricane damages at approximately $29.3 million, of which approximately at least $12.0 million is expected to be recovered under insurance policies and was recorded as a receivable as of September 30, 2005. Of the $12.0 million, $2.0 million, $2.0 million and $6.4 million was received in the 4th quarter of 2005, 1st quarter of 2006 and 1st quarter of 2007, respectively. Therefore, the Company has recognized a cumulative $17.3 million net loss through December 31, 2006 due to estimated damages in excess of insurance recoveries. Of the damage estimate, approximately $2.5 million was related to damaged fish meal inventory and approximately $13.0 million was related to write-offs of inventory costs that had been allocated and deferred to future production that did not occur. During the second quarter of 2006, the Company salvaged additional fish meal that was previously recognized as a loss from natural disaster of approximately $610,000. This meal was sold during the second quarter of 2006, which resulted in the Company recognizing revenue without corresponding cost of sales as the related costs were recorded as a loss in the third quarter 2005. The Company did not maintain business interruption insurance for these types of deferred inventory costs due to its high cost and limited availability. See “Company Overview—Hurricane Damages.”

In order to facilitate the insurance recovery process, on July 28, 2006, the Company filed a lawsuit against its property insurance carriers, Lexington Insurance Company and RSUI Indemnity Company, in U.S. District Court for the Western District of Louisiana, alleging breach of contract and bad faith based on the insurance carriers’ failure to pay amounts due to the Company under its property insurance policies for damages sustained from Hurricanes Katrina and Rita in the third quarter of 2005. The Company seeks recovery in a jury trial of all available damages to which it is entitled by law, legal interest on those damages, the cost of the litigation and any other damages as the court deems appropriate. The total damages sought by the Company in the lawsuit are in excess of the amount the Company has remaining as a receivable relating to its initial recorded hurricane claim from its property insurance carriers. Discovery in the lawsuit is ongoing and a trial date has been set for November 5, 2007. The Company believes collection of the recorded receivable is probable; however, an unfavorable outcome of the proceeding could have a material impact on the Company’s financial position and result of operations.

The 2006 oil yield results were the poorest in recent Company history. For illustrative purposes, the Company’s oil yields for the 2006 fishing season were lower by 28% compared to those in the 2005 fishing season and were lower by 24% compared to the Company’s 10 year oil yield average. The causes of lower fish oil yields are believed to relate to fish diet, weather and water temperature but are not generally well understood. The impact of these poor oil yields have resulted in significantly higher per unit inventory costs and fewer volumes available for future sale. These higher unit costs and fewer volumes available for sale have adversely impacted financial results for the fourth quarter of 2006 and are expected to adversely impact financial results for the first quarter of 2007, and to some extent, the second quarter of 2007.

All of the Company’s products contain healthy long-chain Omega-3 fatty acids. Omega-3 fatty acids are commonly referred to as “essential fatty acids” because the human body does not produce them. Instead, essential fatty acids must be obtained from outside sources, such as food or special supplements. Long-chain Omega-3s are also commonly referred to as a “good fat” for their health benefits, as opposed to the “bad fats” that create or aggravate health conditions through long-term consumption. Scientific research suggests that long-chain Omega-3s as part of a balanced diet may provide significant benefits for health issues such as cardiovascular disease, inflammatory conditions and other ailments.

Under its production process, the Company produces OmegaPure®, a taste-free, odorless refined fish oil which is the only marine source of long-chain Omega-3’s directly affirmed by the U.S. Food and Drug Administration (“FDA”) as a food ingredient that is Generally Recognized as Safe (“GRAS”). See “Company Overview—Products—Refined Fish Oil—Food Grade Oils.”

The Company operates through two material subsidiaries: Omega Protein, Inc. and Omega Shipyard, Inc. Omega Protein, Inc. is the Company’s principal operating subsidiary for its menhaden processing business and is the successor to a business conducted since 1913. Omega Shipyard, Inc. owns a drydock facility in Moss Point,

Mississippi, which is used to provide shoreside maintenance for the Company’s fishing fleet and, subject to outside demand and excess capacity, occasionally for third-party vessels. Revenues from shipyard work for third-party vessels in 2006 were not material. The Company also has a number of other immaterial direct and indirect subsidiaries.

Until April 1998, the Company, including its predecessors, was a wholly-owned subsidiary of Zapata Corporation (“Zapata”). In April 1998, the Company completed an initial public offering of its common stock. Immediately following the initial public offering, Zapata owned approximately 60% of the Company’s outstanding common stock. On December 8, 2005, Zapata announced that its Board of Directors had authorized Zapata’s management to seek a buyer for its then 58% equity ownership interest in the Company.

On November 28, 2006, the Company purchased 9,268,292 shares of the Company’s common stock from Zapata at a purchase price of $5.125 per share, or an aggregate purchase price of $47.5 million. The Company financed the purchase of the shares from Zapata with a senior secured financing facility from Albeco Finance LLC, an affiliate of Cerberus Capital Management, L.P. Concurrent with the purchase, Zapata’s two representatives, Avram A. Glazer and Leonard DiSalvo, resigned from Omega’s Board of Directors. Immediately following the purchase by the Company, Zapata owned approximately 33% of the Company’s outstanding common stock. For a more detailed description of the terms of the purchase by the Company, see the Company’s Current Reports on Form 8-K filed with the SEC on September 12, 2006 and December 1, 2006.

On December 4, 2006, Zapata sold the remaining 5,232,708 shares of the Company’s common stock held by Zapata to certain purchasers in a private transaction. As a result of the sale by Zapata, Zapata no longer owns any shares of the Company’s common stock. For a more detailed description of the terms of the sale by Zapata, see the Company’s Current Report on Form 8-K filed with the SEC on December 5, 2006.

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

Geographic Information

The Company operates within one industry segment, menhaden fishing, for the production and sale of fish meal, fish solubles and fish oil. Export sales of fish oil and fish meal were approximately $56 million,

$33 million, and $39 million in 2006, 2005 and 2004, respectively. Such sales were made primarily to the Mexican, European and Canadian markets. In 2006, 2005 and 2004, sales to one customer were approximately $13.0 million, $8.5 million and $8.8 million, respectively. This customer differed from year to year.

The following table shows the geographical distribution of revenues (in thousands) based on location of customers:

	Years Ended December 31,
	2006		2005		2004
	Revenues	Percent	Revenues	Percent	Revenues	Percent
U.S.	$83,341	59.6%	$77,257	70.3%	$80,521	67.3%
Mexico	8,530	6.1	9,781	8.9	13,281	11.1
Europe	14,403	10.3	2,418	2.2	11,366	9.5
Canada	9,928	7.1	7,033	6.4	5,863	4.9
Asia	16,500	11.8	11,429	10.4	7,059	5.9
South & Central America	7,132	5.1	1,978	1.8	1,555	1.3

Total	$139,834	100.0%	$109,896	100.0%	$119,645	100.0%

Company Overview

Business. Omega is the largest U.S. producer of protein-rich meal and oil derived from marine sources. The Company’s products are produced from menhaden (a herring-like fish found in commercial quantities), and includes regular grade and value-added specialty fish meals, crude and refined fish oils and fish solubles.

Fishing. During 2006, the Company owned a fleet of 61 fishing vessels and 32 spotter aircraft for use in its fishing operations and also leased additional aircraft where necessary to facilitate operations. During the 2006 fishing season in the Gulf of Mexico, which runs from mid-April through October, the Company operated 30 fishing and carry vessels and 28 spotter aircraft. The fishing area in the Gulf is generally located along the Gulf Coast, with a concentration off the Louisiana and Mississippi coasts. The fishing season along the Atlantic coast begins in early May and usually extends into December. During the 2006 season, the Company operated 11 fishing vessels and 7 spotter aircraft along the Mid-Atlantic coast, concentrated primarily in and around Virginia and North Carolina. The remaining fleet of fishing vessels and spotter aircraft are not routinely operated during the fishing season and are back-up to the active fleet, used for other transportation purposes, inactive or in the process of refurbishment in the Company’s shipyard.

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

The Company’s principal raw material is menhaden, a species of fish that inhabits coastal and inland tidal waters in the United States. Menhaden are undesirable for direct human consumption due to their small size, prominent bones and high oil content. Certain state agencies, as well as interstate compacts, impose resource depletion restrictions on menhaden pursuant to fisheries management legislation or regulations and may impose additional legislation or regulations in the future. For example, in February 2007, the Commonwealth of Virginia established an annual cap for a five year period beginning in 2006 on the Company’s menhaden landings from the Chesapeake Bay in an amount equal to the Company’s average annual landings over a five year period from 2001 to 2005 (approximately 109,020 metric tons). The Virginia restrictions also allow the Company a credit whereby any under-harvest in a particular year below the 109,020 metric ton cap would be added to increase the cap for the following year, up to a maximum of 122,740 metric tons per year. See “Item 1 and 2. Business and Properties—Company Overview—Regulation”. To date, the Company has not experienced any material adverse impact on its fish catch or results of operations as a result of these restrictions.

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

New Technology and Innovation Center. In December 2006, the Company completed construction of the new OmegaPure Technology and Innovation Center located in Houston, Texas to further develop its OmegaPure® food grade Omega-3 product line. The new facility has food science application labs, as well as analytical, sensory and pilot plant capabilities. The new facility also has a lipids research lab where the Company plans to continue to develop new Omega-3 products that have improved functionality and technical characteristics.

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

The Company maintains insurance coverage for a variety of these damages, most notably property, inventory and vessel insurance. The nature and extent of the insurance coverage varies by line of policy and the Company has recorded insurance recoveries as an account receivable based on the preliminary discussions with insurers and adjusters. The Company anticipates that further recoveries could be available, but such additional recoveries will require further analysis and discussions with the Company’s insurance carriers and the resolution of the lawsuit filed by the Company against its property insurance carriers described below. Such recoveries, if any, would be recognized in future periods once collections of such amounts are deemed probable. The Company does not maintain business interruption insurance in any material amounts due to its high cost and limited availability.

The direct impact of the two hurricanes upon the Company was a loss of physical inventories and physical damage to the plants. As of December 31, 2006, the Company estimated its cumulative hurricane damages at approximately $29.3 million, of which approximately at least $12.0 million is expected to be recovered under insurance policies and was recorded as a receivable as of September 30, 2005. Of the $12.0 million, $2.0 million, $2.0 million and $6.4 million was received in the 4th quarter of 2005, 1st quarter of 2006 and 1st quarter of 2007, respectively. Therefore, the Company has recognized a cumulative $17.3 million net loss through December 31, 2006 due to estimated damages in excess of insurance recoveries. Of the damage estimate, approximately $2.5 million was related to damaged fish meal inventory and approximately $13.0 million was related to write-offs of inventory costs that had been allocated to future production that did not occur. Not included in the amounts listed are the replacement capital costs of property and equipment, which did not have any book basis and were destroyed in the hurricanes.

The Company did not maintain business interruption insurance for these types of deferred inventory costs due to its high cost and limited availability. During the second quarter of 2006, the Company salvaged additional fish meal that was previously recognized as a loss from natural disaster of approximately $610,000. This meal was sold during the second quarter 2006, which resulted in the Company recognizing revenue without corresponding cost of sales as the related costs were recorded as a loss in the third quarter 2005. See “Item 8. Financial Statements and Supplementary Data—Note 12 Hurricane Losses” for additional information on the components of the hurricane related losses. A substantial portion of the amounts listed are based upon estimates and assumptions. Actual amounts, when available, could differ materially from those estimates and changes to those estimates could have a material effect on the Company’s future financial statements.

In order to facilitate the insurance recovery process, on July 28, 2006, the Company filed a lawsuit against its property insurance carriers, Lexington Insurance Company and RSUI Indemnity Company, in U.S. District Court for the Western District of Louisiana, alleging breach of contract and bad faith based on the insurance carriers’ failure to pay amounts due to the Company under its property insurance policies for damages sustained from Hurricanes Katrina and Rita in the third quarter of 2005. The Company seeks recovery in a jury trial of all available damages to which it is entitled by law, legal interest on those damages, the cost of the litigation and any other damages as the court deems appropriate. The total damages sought in the lawsuit by the Company are in excess of the amount the Company has remaining as a receivable relating to its initial recorded hurricane claim from its property insurance carriers. Discovery in the lawsuit is ongoing and a trial date has been set for November 5, 2007. The Company believes collection of the remaining recorded receivable is probable; however, an unfavorable outcome of the proceeding could have a material impact on the Company’s financial position and result of operations.

The Company anticipates that further recoveries could be available, but such additional recoveries will require further estimation, analysis and discussions with the Company’s insurance carriers and adjusters and resolution of the lawsuit described above. Additional amounts will be recognized when the collection of such amounts are deemed probable.

As of December 31, 2006, the Company’s four active processing plants, assuming that no hurricane damages had occurred, would have had an aggregate annual capacity to process approximately 950,000 tons of fish. The previously described hurricane damages reduced the annual aggregate processing capacity to approximately 850,000 tons as of December 31, 2006. The Company anticipates that the decrease in annual processing capacity will have no effect on the Company’s ability to process in the future because the Company has historically operated at processing levels substantially below maximum capacity. Operations at the Cameron fish processing facility were re-established in June 2006, but at reduced processing capabilities. The reduced capacity has not had a significant impact on the processing of the Cameron fish catch since operations were re-established. The Cameron facility became fully operational in September 2006.

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

Feed Grade Oils. Feed grade menhaden oil is processed and refined to offer a high Omega-3 oil for use in premium pet, aquaculture and livestock feeds, as well as agricultural and attractant applications. The processing reduces oxidation while enhancing Omega-3 fatty acids for incorporation in the final feed to enhance skin and coat conditioning, reproductive performance, and immunity. Both kosher and organic products are available. The Company’s refined feed grade fish oils are sold in three basic grades under the name Virginia Prime™. Virginia Prime Silver™ is fish oil that has been fractionated. Virginia Prime GoldTM fish oil is fractionated, alkali refined and then bleached. Virginia Prime Platinum™ fish oil is fractionated, alkali refined, bleached and then deodorized.

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

Food Grade Oils. The Company has developed a process to fully refine menhaden oil to remove flavor, odor, color and pro-oxidants and offer a naturally high, long-chain Omega-3 content. The Company’s main product in this grade is OmegaPure®. Food applications for OmegaPure® are designed to deliver a stable, odorless, flavorless source of Omega-3 fatty acids to enhance human nutrition. These applications include mainstream consumer foods, medical care foods and dietary supplements. OmegaPure® is also kosher-certified.

Omega-3 fatty acids exist in two forms: long-chain and short-chain. Short-chain Omega-3’s (or alpha-linolenic acid (“ALA”)), are generally found in canola oil, soy beans and flaxseed, and generally require ten to twenty times as much concentration in the diet to approach the same benefit levels as long-chain Omega-3’s. Long-chain Omega-3 fatty acids are found in marine sources and consist of two main types: eicosapentaenoic acid (“EPA”) and docosahexaenoic acid (“DHA”). EPA is a fatty acid that generally reduces inflammatory responses and has been linked to the alleviation of symptoms from asthma, arthritis, psoriasis and other inflammatory conditions. DHA is a major structural fatty acid in the brain and the eye’s retina. DHA is important for proper brain and eye development in infants and both EPA and DHA have been shown to support cardiovascular health in adults.

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

In 2006, the Company completed its new technical center in Houston, Texas—The OmegaPure Technology and Innovation Center. The technical center has food science application labs, as well as analytical, sensory and pilot plant capabilities. The technical center also has a lipids research lab where the Company plans to continue to develop new Omega-3 products that have improved functionality and technical characteristics.

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

Customers and Marketing. Most of the Company’s marine protein products are sold directly to approximately 600 customers by the Company’s agriproducts sales department, while a smaller amount is sold through independent sales agents. Product inventory was $48.9 million on December 31, 2006 versus $37.0 million as of December 31, 2005.

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

Part of the Company’s business plan involves expanding its purchase and resale of other manufacturers’ fish meal and fish oil products. During 2003, 2004 and 2005, the Company’s fish catch and resultant product inventories were reduced, primarily due to adverse weather conditions, and the Company further expanded its purchase and resales of other fish meals and oils (primarily Panamanian, Peruvian and Mexican fish meal and U.S. menhaden oil). Although operating margins from these activities are less than the margins typically generated from the Company’s base domestic production, these operations provide the Company with a source of fish meal and oil to sell into other markets, some of which, the Company has not historically had a presence. During 2003, the Company purchased products totaling approximately 12,500 tons, or approximately 5% of total volume 2003 sales. During 2004, the Company purchased products totaling approximately 17,800 tons, or approximately 8% of total volume 2004 sales. During 2005, the Company purchased products totaling approximately 16,600 tons, or approximately 8% of total volume 2005 sales. During 2006, the Company purchased products totaling approximately 14,600 tons, or approximately 7% of total volume 2006 sales.

Insurance. The Company maintains insurance against physical loss and damage to its assets, coverage against liabilities to third parties it may incur in the course of its operations, as well as workers’ compensation, United States Longshoremen’s and Harbor Workers’ Compensation Act and Jones Act coverage. Assets are insured at replacement cost, market value or assessed earning power. The Company’s limits for liability coverage are statutory or $50 million. The $50 million limit is comprised of several excess liability policies, which are subject to deductibles, underlying limits, annual aggregates and exclusions. The Company believes its insurance coverage to be in such form, against such risks, for such amounts and subject to such deductibles and self-retentions as are prudent and normal for its operations. Over recent years, the Company has elected to increase its deductibles and self-retentions in order to achieve lower insurance premium costs. These higher deductibles and self-retentions have resulted in greater costs to the Company in the case of Hurricanes Katrina and Rita and will expose the Company to greater risk of loss if additional future claims occur. In addition, the Company’s cost of insurance for property damage has increased materially and may further increase materially in future years as insurers recoup losses paid and to be paid out in connection with the Katrina and Rita hurricanes by charging higher premiums. The Company does not maintain business interruption insurance due to its high cost and limited availability.

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

Regulation. The Company’s operations are subject to federal, state and local laws and regulations relating to the locations and periods in which fishing may be conducted as well as environmental and safety matters. At the state and local level, certain state and local government agencies have enacted legislation or regulations which prohibit, restrict or regulate menhaden fishing within their jurisdictional waters.

The Company’s menhaden fishing operations are also subject to regulation by two interstate compact commissions created by federal law: the Atlantic States Marine Fisheries Commission (“ASMFC”) which consists of 15 states along the Atlantic Coast, and the Gulf States Marine Fisheries Commission which consists of 5 states along the Gulf of Mexico. In 2005, the ASMFC recommended precautionary restrictions on the Chesapeake Bay menhaden harvest, despite its finding that menhaden are not overfished and that overfishing is not occurring on a coast wide basis, in order to determine whether localized depletion was occurring in Chesapeake Bay.

In February 2007 the Commonwealth of Virginia declined to adopt an ASMFC recommended plan but instead adopted its own restrictions whereby the Company’s Chesapeake Bay menhaden harvest would be capped for a five year period at a recent five-year average (2001 to 2005) of 109,020 metric tons per year. The Virginia restrictions also allow for a credit whereby any under-harvest in a particular year below the 109,020 metric ton cap would be added to increase the cap for the following year, up to a maximum of 122,740 metric tons per year. The Company supported Virginia’s proposal and voluntarily complied with its limitations in 2006. This compliance had no effect on the Company’s Chesapeake Bay harvest in 2006 and is not expected to have any material adverse effect on its Chesapeake Bay harvest in 2007. As a result of the underharvest in 2006, the 2007 Chesapeake Bay catch limit will be 122,740 metric tons.

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

Employees

At December 31, 2006, during the Company’s off-season, the Company employed approximately 567 persons. At August 31, 2006, during the peak of the Company’s 2006 fishing season, the Company employed approximately 1048 persons. Approximately 170 employees at the Company’s Reedville, Virginia plant are represented by an affiliate of the United Food and Commercial Workers Union. The union agreement for the Reedville employees has a three-year term which expires in April 2008. During the past five years Omega has not experienced any strike or work stoppage which has had a material impact on its operations. The Company considers its employee relations to be generally satisfactory.

Executive Officers of the Company

The names, ages and current offices of the executive officers of the Company are set forth below. Also indicated is the date when each such person commenced serving as an executive officer of the Company.

Name and Age	Office	Date Became Executive Officer
Joseph L. von Rosenberg III (48)	Chief Executive Officer, President and Director	July 1997

Robert W. Stockton (56)	Executive Vice President, Chief Financial Officer	July 1997

John D. Held (44)	Executive Vice President, General Counsel and Secretary	January 2002

J. Scott Herbert (41)	Vice President—Agriproducts	September 2002

Thomas R. Wittmann (57)	Vice President—Operations	October 2002

Richard W. Weis (49)	Vice President—Business Development	January 2005

Albert A. Riley (58)	Vice President—Refined Oils	September 2002

Michael E. Wilson (56)	Vice President—Marine Operations and President of Omega Shipyard, Inc.	July 1998

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

Warehouse and Storage. The Company owns, as well as leases from unaffiliated third parties, warehouses and tank space for storage of its products, generally at terminals located along the Mississippi River and Tennessee River. Information regarding the Company’s material storage facilities is set forth below:

Location	Approximate Fish Meal and Fish Oil Storage Capacity	Owned/ Lease
Reedville, Virginia	29,950 tons	Owned
Abbeville, Louisiana	14,500 tons	Owned
Moss Point, Mississippi	18,400 tons	Owned
Morgan City, Louisiana	10,000 tons	Owned
St. Louis, Missouri	10,000 tons	Owned
Avondale, Louisiana	25,800 tons	Leased
Cameron, Louisiana	13,900 tons	Leased
East Dubuque, Illinois	11,000 tons	Leased
Norfolk, Virginia	2,600 tons	Leased

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

Administrative and Executive Offices. The Company leases administrative and executive office space from an unaffiliated third party in Houston, Texas. The Company also leases the property for its Omega Pure Technology and Innovation Center from an unaffiliated third party in Houston, Texas.

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

Risks Relating to the Company’s Business and Industry:

The Company is dependent on a single natural resource and may not be able to catch the amount of menhaden that it requires to operate profitably. The Company’s primary raw material is menhaden. The Company’s business is totally dependent on its annual menhaden harvest in ocean waters along the U.S. Atlantic and Gulf coasts. The Company’s ability to meet its raw material requirements through its annual menhaden harvest fluctuates from year to year and month to month, due to natural conditions over which the Company has no control. These natural conditions, which include varying fish population, adverse weather conditions and fish disease, may prevent the Company from catching the amount of menhaden required to operate profitably.

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

The costs of energy may materially impact the Company’s business. The Company has experienced substantially higher costs for energy in recent years, particularly in 2005 and 2006 and expects these higher costs to continue into 2007. The Company’s business is materially dependent on diesel fuel for its vessels and natural gas for its operating facilities. The costs of these commodities, which are beyond the Company’s control, may have an adverse material impact on the Company’s business, results of operations and financial condition.

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

The Company’s 2006 oil yield results have been the poorest in its recent history. For illustrative purposes, the Company’s oil yields for the 2006 fishing season are lower by 28% compared to those in the

2005 fishing season and are lower by 24% compared to the Company’s 10 year oil yield average. The Company believes that the causes of lower fish oil yields relate to fish diet, weather and water temperature but such causes are not generally well understood. The impact of these poor oil yields have resulted in significantly higher per unit inventory costs and fewer volumes available for future sale. These higher unit costs and fewer volumes available for sale have adversely impacted financial results for the fourth quarter of 2006 and are expected to adversely impact future financial results in the first quarter of 2007, and to some extent, the second quarter of 2007.

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

One example of potentially restrictive regulation involves an addendum to a fisheries management plan recommended by a regional regulatory commission in August 2005. The Commonwealth of Virginia has declined to adopt the regulatory commission’s recommended plan but has instead adopted its own restrictions whereby the Company’s Chesapeake Bay menhaden harvest would be capped for a five year period at a recent five-year average (2001 to 2005) of 109,020 metric tons per year. The Virginia restrictions also allow for a credit whereby any under-harvest in a particular year below the 109,020 metric ton cap would be added to increase the cap for the following year, up to a maximum of 122,740 metric tons per year. The Company supported Virginia’s proposal and voluntarily complied with its limitations in 2006. This compliance had no effect on the Company’s Chesapeake Bay harvest in 2006 and is not expected to have a material adverse effect on the Chesapeake Bay harvest in 2007. As a result of the 2006 Chesapeake Bay’s underharvest, the 2007 Chesapeake Bay catch limit will be 122,740 metric tons. For more information, see “Items 1 and 2. Business and Properties—Company Overview—Regulation”.

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

Risks Relating to the Company’s Ongoing Operations:

The Company has a substantial amount of indebtedness, which may adversely affect its ability to operate its business, remain in compliance with debt covenants and make payments on its debt. As of December 31, 2006, the aggregate amount of the Company’s outstanding indebtedness under its senior secured financing facility and its loan agreements under the Title XI Fisheries Finance Program was approximately $75.2 million. The Company’s outstanding indebtedness could have important consequences for you, including the following:

•

it may be more difficult for the Company to satisfy its obligations with respect to its senior secured financing facility with Ableco Finance LLC and its loan agreements under the Title XI Fisheries Finance Program, and any failure to comply with the obligations of any of the agreements governing such indebtedness, including financial and other restrictive covenants, could result in an event of default under such agreements;

•

the covenants contained in the Company’s debt agreements limit its ability to borrow money in the future for acquisitions, capital expenditures or to meet its operating expenses or other general corporate obligations;

•

the amount of the Company’s interest expense may increase because certain of its borrowings are at variable rates of interest, which, if interest rates increase, could result in higher interest expense;

•

the Company will need to use a portion of its cash flows to pay principal and interest on its debt, which will reduce the amount of money the Company has for operations, working capital, capital expenditures, expansion, acquisitions or general corporate or other business activities;

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

The Company’s ability to meet its expenses and debt obligations will depend on its future performance, which will be affected by financial, business, economic, regulatory and other factors. The Company will not be able to control many of these factors, such as economic conditions and governmental regulation. The Company cannot be certain that its earnings will be sufficient to allow it to pay the principal and interest on its existing or future debt and meet its other obligations. If the Company does not have enough money to service its existing or future debt, it may be required to refinance all or part of its existing or future debt, sell assets, borrow more money or raise equity. The Company may not be able to refinance its existing or future debt, sell assets, borrow more money or raise equity on terms acceptable to it, if at all.

Three of the Company’s four operating plants were severely damaged by Hurricanes Katrina and Rita and the Company has had to undertake substantial rebuilding efforts. As an immediate result of the two hurricanes, approximately 70% of the Company’s operating capacity was impaired. Operations at the Moss Point and Abbeville fish processing facilities and the shipyard were re-established in mid-October 2005, but at reduced processing capabilities. These two facilities were returned to full operational status prior to the beginning of the Gulf fishing season in April 2006. Operations at the Cameron fish processing facility were re-established in June 2006, but at reduced processing capabilities. The Cameron facility became fully operational in September 2006. The costs of the rebuilding efforts have been substantial and not all costs will be covered by insurance due to deductibles, exclusions and other policy limitations.

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

The Company’s quarterly operating results will fluctuate as its business is seasonal in nature. The Company’s menhaden harvesting and processing business is seasonal in nature. The Company generally has higher sales during the menhaden harvesting season (which includes the second and third quarter of each fiscal year) due to increased product availability, but prices during the fishing season tend to be lower than during the off-season. As a result, the Company’s quarterly operating results have fluctuated in the past and may fluctuate in the future. In addition, from time to time the Company defers sales of inventory based on worldwide prices for competing products that affect prices for its products, which may affect comparable period comparisons.

The Company’s business is subject to significant competition, and some competitors have significantly greater financial resources and more extensive and diversified operations than the Company. The marine protein and oil business is subject to significant competition from producers of vegetable and other animal protein products and oil products such as Archer Daniels Midland and Cargill. In addition the Company competes with a smaller domestic privately-owned menhaden fishing company and international marine protein and oil producers, including Scandinavian herring processors and South American anchovy and sardine processors. Many of these competitors have significantly greater financial resources and more extensive and diversified operations than the Company.

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

The Company’s failure to comply with federal U.S. citizenship ownership requirements may prevent it from harvesting menhaden in the U.S. jurisdictional waters. The Company’s harvesting operations are subject to the Shipping Act of 1916 and the regulations promulgated thereunder by the

Department of Transportation, Maritime Administration which require, among other things, that the Company be incorporated under the laws of the U.S. or a state, the Company’s chief executive officer be a U.S. citizen, no more of the Company’s directors be non-citizens than a minority of a number necessary to constitute a quorum and at least 75% of the Company’s outstanding capital stock (including a majority of its voting capital stock) be owned by U.S. citizens. If the Company fails to observe any of these requirements, the Company will not be eligible to conduct its harvesting activities in U.S. jurisdictional waters which would have a material adverse effect on the Company’s business, results of operations and financial condition.

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

The Company’s Senior Secured Financing Facility and other Fisheries Finance Program loan agreements contain covenants and restrictions that may limit the Company’s financial flexibility. The Company’s Senior Secured Financing Facility with Abelco Finance LLC and the Company’s loan agreements under the Title XI Fisheries Finance Program contain various covenants and restrictions such as prohibitions on dividends and stock repurchases without the lender’s consent. The Senior Secured Financing Facility also contains various financial covenants that provide, for example, that the Company may not report two quarters of consecutive net losses, and that the Company must maintain a certain ratio of earnings to fixed charges.

Investment Risks. Investment risks specifically related to the Company’s common stock include:

The limited liquidity for the Company’s common stock could affect your ability to sell your shares at a satisfactory price. The Company’s common stock is relatively illiquid. As of December 31, 2006, the Company had approximately 16.2 million shares of common stock outstanding. The average daily trading volume in the common stock during the prior 60 calendar days ending on that date was approximately 22,400 shares. A more active public market for the Company’s common stock, however, may not develop, which would continue to adversely affect the trading price and liquidity of the common stock. Moreover, a thin trading market for the common stock causes the market price for the common stock to fluctuate significantly more than the stock market as a whole. Without a large float, the Company’s common stock is less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of the common stock may be more volatile. In addition, in the absence of an active public trading market, you may be unable to liquidate your investment in the Company at a satisfactory price.

Issuance of shares in connection with financing transactions or under stock incentive plans will dilute current stockholders. Pursuant to the Company’s stock incentive plans, the Company’s management is authorized to grant stock awards to its employees, directors and consultants. You will incur dilution upon exercise of any outstanding stock awards. In addition, if the Company raises additional funds by issuing additional common stock, or securities convertible into or exchangeable or exercisable for common stock, further dilution to its existing stockholders will result, and new investors could have rights superior to existing stockholders.

The number of shares of the Company’s common stock eligible for future sale could adversely affect the market price of its stock. The Company has reserved approximately 4.6 million shares of common stock for issuance under outstanding stock options, and the Company had outstanding options to purchase approximately 4.5 million shares of its common stock with a weighted average exercise price of $7.78 per share as of December 31, 2006. These shares of common stock are registered for resale on currently effective registration statements. In addition, the Company has registered the resale of 5,232,708 shares of common stock that were sold by Zapata to certain purchasers in a private transaction on a currently effective registration statement. Certain of the Company’s officers and directors have also entered into Rule 10b5-1 sales plans with brokers unaffiliated with the Company whereby they have committed to sell automatically and without discretion a predetermined number of shares of the Company’s common stock over a period of time according to their own individual criteria. The Company may issue additional restricted securities or register additional shares of common stock under the Securities Act in the future. The issuance of a significant number of shares of common stock upon the exercise of stock options, or the availability for sale, or sale, of a substantial number of the shares of common stock eligible for future sale under effective registration statements, under Rule 144 or otherwise, could adversely affect the market price of the common stock.

The Company’s Articles of Incorporation and Bylaws, Nevada Law, and Federal Law have provisions that discourage corporate takeovers and could prevent stockholders from realizing a premium on their investment. Certain provisions of the Company’s Articles of Incorporation and Bylaws, as well as the Nevada Corporation Law, to which the Company is subject, could delay or frustrate the removal of incumbent directors and could make difficult a merger, tender offer or proxy contest involvement the Company, even if such events could be viewed as beneficial by its stockholders. The Company’s Board of Directors is empowered to issue preferred stock in one or more series without stockholder action. Any issuance of this blank-check preferred stock could materially limit the rights of holders of the Company’s common stock and render more difficult or discourage an attempt to obtain control of the Company by means of a tender offer, merger, proxy contest or otherwise. In additional, the Articles of Incorporation and Bylaws contain a number of provisions which could impede a takeover or change in control of the Company, including, among other things, staggered terms for members of its Board of Directors, the requiring of two-thirds vote of stockholders to amend certain provisions of the Articles of Incorporation or the inability to take action by written consent or to call special stockholder meetings. Certain provisions of the Nevada Corporation Law could also discourage takeover attempts that have not been approved by the Company’s Board of Directors. In addition, federal law requires that at least 75% of the Company’s outstanding capital stock be owned by U.S. citizens which will discourage takeover attempts by potential foreign purchasers.

The Company has not paid dividends and does not expect to pay dividends in the near future. The Company has never declared or paid any cash dividends on its common stock since it became a public company in April 1998 and has no intention to do so in the near future. Any determination as to payment of dividends will be made at the discretion of the Company’s Board of Directors and will depend upon the Company’s operating results, financial condition, capital requirements, general business conditions and such other factors that the Board of Directors deems relevant. In addition, the payment of cash dividends is not permitted by the terms of the Company’s Senior Secured Financing Facility with Abelco Finance LLC.

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

No matter was submitted to a vote of Omega’s stockholders during the fourth quarter of 2006.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The following performance graph compares the Company’s cumulative total stockholder return on its Common Stock with the cumulative total return on (i) the Russell 2000 Index, and (ii) a peer group stock index (the “Peer Group Index”) which consists of three publicly traded companies in the agriproducts industry. The companies that comprise the Peer Group Index are Archer Daniels Midland Company, ConAgra, Inc. and Tyson Foods, Inc.

The cumulative total return computations set forth in the Performance Graph assume the investment of $100 in Common Stock, the Russell 2000 Index, and the Peer Group Index on December 31, 2001. Any dividends are assumed to be reinvested.

	12/31/01		12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
Omega Protein Corporation	$100.00	*	$129.51	$253.11	$281.97	$220.00	$253.44
Peer Group Index	$100.00	*	$99.94	$116.30	$152.43	$138.89	$177.25
Russell 2000	$100.00	*	$78.42	$114.00	$133.94	$138.40	$162.02

*	$100 invested on December 31, 2001 including reinvestment of dividends

The Performance Graph and related description shall not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended (the “Securities Act”), or under the Exchange Act, except to the extent that the Company specifically incorporates this information by reference. In addition the Performance Graph and the related description shall not be deemed “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C.

Omega’s common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “OME”. The daily high and low sales prices for the common stock, as reported in the consolidated transactions reporting system for each quarterly period ending on the date indicated, are shown in the following table. No dividends were paid during the period set forth in the table.

	Dec. 31, 2006	Sep. 30, 2006	Jun. 30, 2006	Mar. 31, 2006	Dec. 31, 2005	Sep. 30, 2005	Jun. 30, 2005	Mar. 31, 2005
High sales price	$7.91	$6.72	$6.54	$6.70	$7.49	$8.10	$7.15	$9.46
Low sales price	6.30	5.06	5.41	5.43	5.91	6.18	5.85	6.01

On March 6, 2007, the closing price of Omega’s common stock, as reported by the NYSE, was $6.68 per share. As of March 6, 2007, there were approximately 38 holders of record of Omega’s common stock. This number does not include any beneficial owners for whom shares may be held in a “nominee” or “street” name.

Omega has never declared any dividends since it became a public company in April 1998. Omega intends to retain earnings, if any, and does not anticipate declaring or paying dividends on its common stock in the foreseeable future. Any future determination as to payment of dividends will be made at the discretion of the Board of Directors of Omega and will depend upon the Company’s operating results, financial condition, capital requirements, general business conditions and such other factors that the Board of Directors deems relevant. In addition, the payment of cash dividends is not permitted by the terms of the Company’s Senior Secured Financing Facility with Abelco Finance LLC. See “Item 7—Management’s Discussion and Analysis of Financial Conditional and Results of Operations—Liquidity and Capital Resources.”

In 2006, the Company repurchased the number of shares of Common Stock during the periods and on the dates indicated below:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximately Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 – 31, 2006	0		N/A	N/A	N/A
November 1 – 30, 2006	9,268,292	(1)	$5.125	0	$0
December 1 – 31, 2006	0		N/A	N/A	N/A
Total	9,268,292		$5.125	0	N/A

(1)	On November 28, 2006, the Company purchased 9,268,292 shares of the Company’s common stock from its then majority shareholder, Zapata, in a privately negotiated transaction at a purchase price of $5.125 per share, or an aggregate purchase price of $47.5 million. See “Item 1. and 2.—Business and Properties—General.”

Information relating to compensation plans under which the Company’s equity securities are authorized for issuance are set forth in Part III, Item 12 of this Annual Report on Form 10-K.

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

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share amounts)
INCOME STATEMENT DATA:
Revenues	$139,834	$109,896	$119,645	$117,926	$117,008
Operating income (loss)	7,956	(10,887)	5,288	9,529	18,669
Net income (loss)	4,572	(7,186)	3,202	5,798	12,169
Per share income (loss) basic	0.19	(0.29)	0.13	0.24	0.51
Per share income (loss) diluted	0.18	(0.29)	0.12	0.22	0.48
CASH FLOW DATA:
Capital expenditures	20,318	17,590	22,907	14,930	7,765
BALANCE SHEET DATA (end of period):
Working capital	$71,076	$79,120	$73,137	$80,937	$71,851
Property and equipment, net	100,776	93,965	97,766	85,231	80,713
Total assets	200,718	200,227	190,162	186,168	179,027
Current maturities of long-term debt	2,467	2,443	1,661	1,566	1,270
Long-term debt	72,693	27,658	15,943	17,605	14,239
Stockholders’ equity	101,090	142,367	149,667	145,217	135,036

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The direct impact of the two hurricanes upon the Company was a loss of physical inventories and physical damage to the plants. The interruption of processing capabilities caused the Company to address the impact of abnormal downtime of its processing facilities, which resulted in the immediate recognition of costs which would ordinarily have been captured as inventory costs. The amounts of these losses are more fully described in Notes 2, 3, 4, 5 and 12 to the Consolidated Financial Statements.

The fish catch is processed into three general types of products; fish meal, fish oil and fish solubles at the Company’s four meal and oil processing plants, two in Louisiana, one in Mississippi and one in Virginia.

Harvesting and Production. The following table summarizes the Company’s harvesting and production for the indicated periods:

	Years Ended December 31,
	2006	2005	2004
Fish catch (tons) (1)	541,059	522,399	534,761

Production (tons):
Fish meal
Regular grade	19,250	30,944	29,016
Special Select	116,831	82,452	84,060
Sea-Lac	10,864	22,751	25,862
Oil
Crude	39,963	53,140	51,060
Refined	9,907	6,335	6,447
Solubles	5,962	6,439	5,492

Total Production	202,777	202,061	201,937

(1)	Fish catch has been converted to tons using the National Marine Fisheries Service (“NMFS”) fish catch conversion ratio of 670 pounds per 1,000 fish.

The Company’s harvesting and processing business is seasonal and fluctuates from year to year and month to month due to natural conditions over which the Company has no control. For example, the 2006 oil yield results were the poorest in recent Company history. For illustrative purposes, the Company’s oil yields for the 2006 fishing season were lower by 28% compared to those in the 2005 fishing season and were lower by 24% compared to the Company’s 10 year oil yield average. The causes of lower fish oil yields are believed to relate to fish diet, weather and water temperature but are not generally well understood. The impact of these poor oil yields in 2006 has resulted in significantly higher per unit inventory costs and fewer volumes available for future sale. These higher costs and fewer volumes available for sale have adversely impacted financial results for the fourth quarter of 2006 and are expected to adversely impact financial results for the first quarter of 2007, and to some extent, the second quarter of 2007.

In addition, in late 2005, the Company’s Gulf Coast facilities were rendered inoperable due to Hurricanes Katrina and Rita. Two of the three facilities regained operational status prior to the end of the 2005 fishing season and the other facility did not regain its operational status until the 2006 season. These hurricane damages adversely affected the Company’s business, results of operations and financial condition.

Markets. Pricing for the Company’s products has been volatile in the past several years and is attributable mainly to the international availability, or the perceived international availability, of fish meal and fish oil inventories. In an effort to reduce price volatility and to generate higher, more consistent profit margins, the Company has implemented a quality control program designed to increase its capability of producing higher quality fish meal products and, in conjunction therewith, enhanced it sales efforts to penetrate premium product markets. Since 2000, the Company’s sales volumes of specialty meal products have increased approximately 32%. Future volumetric growth in specialty meal sales will be dependant upon increased harvesting efforts and market demand. Additionally, the Company is attempting to introduce its refined fish oil into the food market. The Company has made sales, which to date have not been material, of its refined fish oil, trademarked OmegaPure®, to food manufacturers in the United States and Canada at prices that provide substantially improved margins over the margins that can be obtained from selling non-refined crude fish oil. The Company cannot estimate, however, the size of the actual domestic or international markets for Omega Pure or how long it may take to develop these markets.

During 2002, the Company developed a business plan to expand its purchase and resale of other manufacturers’ fish meal and fish oil products and engaged a full-time consultant to implement the Company’s business plan which focused initially on the purchase and resale of Mexican fish meal and fish oil. In 2002, revenues generated from these types of transactions represented less than 2% of total Company revenues. During 2003, 2004 and again in 2005, the Company’s fish catch and resultant product inventories were reduced, primarily due to adverse weather conditions. The Company supplemented its inventories and subsequent sales by purchasing other fish meal and oil products. Although operating margins from these activities are less than the margins typically generated from the Company’s base domestic production, these operations provide the Company with a source of fish meal and oil to sell into other markets where the Company has not historically had a presence. The Company purchased products totaling approximately 14,600, 16,555 and 17,800 tons, or approximately 7%, 8% and 8% of total volume sales for the fiscal year ended December 31, 2006, 2005 and 2004, respectively.

Historically, approximately 35% to 40% of Omega’s FAQ fish meal was sold on a two-to-twelve-month forward contract basis. The balance of regular grade and other products was substantially sold on a spot basis through purchase orders. The Company began a similar forward sales program for its specialty grade meals and crude fish oil for 2002 due to increasing demand for these products. During 2004, 2005 and 2006 approximately 43%, 70% and 70% respectively, of its specialty meals and crude fish oil had been sold on a forward contract basis. The Company’s annual revenues are highly dependent on both annual fish catch and inventories and, in addition, inventory is generally carried over from one year to another year. The Company determines the level of inventory to be carried over based on prevailing market prices of the products and anticipated customer usage and demand during the off season. Thus, production volume does not necessarily correlate with sales volume in the same year and sales volumes will fluctuate from quarter to quarter and month to month. The Company’s fish meal products have a useable life of approximately one year from date of production. Practically, however, the Company typically attempts to empty its warehouses of the previous season’s products by the second or third month of the new fishing season. The Company’s crude fish oil products do not lose efficacy unless exposed to oxygen and therefore, their storage life typically is longer than that of fish meal.

The following table sets forth the Company’s revenues by product (in millions) and the approximate percentage of total revenues represented thereby, for the indicated periods:

	Years Ended December 31,
	2006		2005		2004
	Revenues	Percent	Revenues	Percent	Revenues	Percent
Regular Grade	$17.0	12.1%	$19.4	17.7%	$20.7	17.3%
Special Select	63.4	45.3	48.5	44.1	49.5	41.4
SeaLac	9.2	6.6	17.7	16.1	18.6	15.6
Crude Oil	38.3	27.4	17.3	15.7	24.3	20.3
Refined Oil	9.3	6.7	5.3	4.8	4.7	3.9
Fish Solubles	2.2	1.6	1.7	1.6	1.8	1.5
Other	0.4	0.3	—	—	—	—

Total	$139.8	100.0%	$109.9	100.0%	$119.6	100.0%

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

Hurricane Losses

On August 29, 2005, the Company’s Moss Point, Mississippi fish processing facility and adjacent shipyard were severely damaged by Hurricane Katrina. On September 25, 2005, the Company’s Cameron, Louisiana and

Abbeville, Louisiana fish processing facilities were also severely damaged by Hurricane Rita. Each of these facilities was non-operational immediately after these weather events. Operations at the Moss Point fish processing facility, the Abbeville fish processing facility and the shipyard were re-established in mid-October, 2005, but at reduced processing capabilities. These two plants became fully operational prior to the start of the 2006 Gulf fishing season. Operations at the Cameron fish processing facility were re-established in June 2006, but at reduced processing capabilities. The Cameron facility became fully operational in September 2006.

The direct impact of the two hurricanes upon the Company was a loss of physical inventories and physical damage to the plants. The interruption of processing capabilities caused the Company to address the impact of abnormal downtime of its processing facilities, which resulted in the immediate recognition of costs which would ordinarily have been captured as inventory costs. The amounts of these losses are more fully described in Notes 2, 3, 4, 5 and 12 to the Consolidated Financial Statements.

The Company maintains insurance coverage for a variety of these damages, most notably property, inventory and vessel insurance. The nature and extent of the insurance coverage varies by line of policy and the Company has recorded insurance recoveries as long-term receivables within other assets based on estimates of probable recoveries. The Company anticipates that further recoveries could be available, but such additional recoveries will require further analysis and discussions with the Company’s insurance carriers and adjusters and the resolution of the lawsuit filed by the Company against its property insurance carriers described in Note 1 to the Consolidated Financial Statements. Such recoveries, if any, would be recognized in future periods once they are deemed probable. The Company does not maintain business interruption insurance in any material amounts.

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

Useful Lives (years)
Fishing vessels and fish processing plants	15 – 20
Machinery, equipment, furniture and fixtures and other	3 – 10

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

Results of Operation

The following table sets forth as a percentage of revenues, certain items of the Company’s operations for each of the indicated periods.

	Years Ended December 31,
	2006	2005	2004
Revenues	100.0%	100.0%	100.0%
Cost of sales	83.4	83.7	87.1

Gross profit	16.6	16.3	12.9
Selling, general and administrative expenses	9.8	11.7	8.3
Loss resulting from natural disaster, net	1.1	14.3	—
Loss (gain) on disposal of assets	—	0.2	0.2

Operating income (loss)	5.7	(9.9)	4.4
Interest income	0.4	0.6	0.5
Interest expense	(1.8)	(1.1)	(0.8)
Other income (expense)	(0.2)	—	(0.2)

Income (loss) before income taxes	4.1	(10.4)	3.9
Provision (benefit) for income taxes	0.8	(3.9)	1.2

Net (loss) income	3.3	(6.5)	2.7

2006 – 2005

Revenues. Revenues increased $29.9 million, or 27.2%, from $109.9 million in 2005 as compared to $139.8 million in 2006. The increase in revenues was due to higher sales prices of 17.3% and 12.9% for the Company’s fish meal and fish oil, respectively, and higher sales volumes of 86.8% for the Company’s fish oil. The increase in revenues was partially offset by sales volumes of the Company’s fish meal, which decreased by 10.2% in 2006 as compared to the 2005 fish meal sales volumes. Considering fish meal, fish oil and fish solubles sales activities in total, the Company experienced a $17.9 million increase in revenues due to increased sales prices and a $11.9 million increase in revenue caused by increased sales volumes, when comparing 2006 to 2005.

Cost of Sales. Cost of sales, including depreciation and amortization, for 2006 was $116.6 million, a $24.7 million increase, or 26.8%, as compared to 2005. Cost of sales as a percentage of revenues was 83.4% for 2006 as compared to 83.7% for 2005. The 0.3% decrease in cost of sales as percentage of revenue was primarily due to increased sales prices, as noted above, largely offset by increased per unit production costs due to high energy prices, increased repair costs and decreased fish oil yields in 2006 as compared to 2005.

Gross Profit. Gross profit increased $5.3 million, or 29.5%, from $17.9 million in 2005 to $23.2 million in 2006. As a percentage of revenues, the Company’s gross profit margin increased 0.3% in 2006 as compared to 2005. The slight increase in gross profit was primarily due to increased sales prices offset by increased per unit production costs as discussed above.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $0.8 million, or 5.9%, from $12.9 million in 2005 to $13.7 million in 2006. The increase was primarily due to costs incurred to relocate certain administrative offices from Louisiana to Texas, consulting costs and costs associated with the new Technical Center.

Loss resulting from natural disaster. Loss resulting from natural disaster, resulting from damages incurred at its Moss Point, Mississippi fish processing facility and adjacent shipyard from Hurricane Katrina, and damages incurred at its Cameron and Abbeville, Louisiana fish processing facilities from Hurricane Rita, decreased $14.2 million from $15.7 million in 2005 to $1.5 million in 2006. The losses incurred in 2006 represent costs in excess of the original estimated involuntary conversion loss recorded at December 31, 2005.

Loss on disposal of assets. Loss on disposal of assets decreased $140,000 from a loss of $149,000 in 2005 to a loss of $9,000 in 2006. The decrease was the result of losses on the disposal of miscellaneous assets in 2005.

Operating income (loss). As a result of the factors discussed above, the Company’s operating income (loss) increased $18.9 million from $(10.9) million in 2005 to $8.0 million in 2006. As a percentage of revenues, operating income (loss) increased 15.6% from (9.9)% in 2005 to 5.7% in 2006.

Interest income. Interest income increased by $7,000 from $615,000 in 2005 to $622,000 in 2006. The increase was primarily due to higher returns on the Company’s cash and cash equivalents offset by decreased average cash balances.

Interest expense. Interest expense increased $1.3 million from $1.3 million in 2005 to $2.6 million in 2006. The increase in interest expense was primarily due to interest associated with the additional $14 million in debt which was incurred in October 2005 in connection with Fisheries Finance Program financing and the $47.5 million of debt incurred in October 2006, at a higher interest rate than previously experienced, in connection with the common stock repurchase and retirement.

Other income (expense), net. Other income (expense), net decreased by $317,000 from $73,000 in 2005 to ($244,000) in 2006. The decrease in other income (expense), net was primarily the result of a gain recognized in 2005 associated with the involuntary conversion of a piece of equipment resulting from a fire.

Provision (benefit) for income taxes. The Company recorded a $1.2 million provision for income taxes in 2006 representing an effective tax rate of 20.8% for income taxes compared to 37.2% in 2005. This decrease in the effective tax rate is primarily as a result of the partial exclusion of income on foreign sales, interest income exempt from income tax, income tax credits attributable to post-hurricane wages and a state income tax benefit on current year pre-tax income resulting from interest expense. The Company believes that it is more probable than not that the recorded estimated deferred tax asset benefits and state operating loss carry-forwards will be realized. The statutory tax rate of 34% for U.S. federal taxes was in effect for the respective periods.

2005 – 2004

Revenues. Revenues decreased $9.7 million, or 8.1%, from $119.6 million in 2004 as compared to $109.9 million in 2005. The decrease in revenues was due to lower sales volumes of 6.7% and 26.5% for the Company’s fish meal and fish oil, respectively. The decrease in revenue was offset by 2005 sales prices of the Company’s fish meal and fish oil which increased by 4.4% and 5.6%, respectively, as compared to the 2004 sales prices. Considering both fish meal and fish oil sales activities, the Company experienced a $14.2 million decrease in revenues due to reduced sales volumes, offset by an increase of $4.0 million in sales caused by increased sales prices, when comparing 2005 to 2004.

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

Gross Profit. Gross profit increased $2.5 million, or 16.2%, from $15.4 million in 2004 to $17.9 million in 2005. As a percentage of revenues the Company’s gross profit margin increased 3.4% in 2005 as compared to 2004. The increase in gross profit was primarily due to the 11.8% decrease in cost of sales as a result of the factors discussed above.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $3.0 million, or 30.3%, from $9.9 million in 2004 to $12.9 million in 2005. The increase was primarily due to increased expenditures related to the Company’s governmental relations program, increased audit fees, increases in employee-related costs and expenses, marketing expenditures and expenses associated with abandoned acquisition activity.

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

Interest expense. Interest expense increased $290,000 from $965,000 in 2004 to $1,255,000 in 2005. The increase in interest expense was primarily due to interest associated with the addition $14 million in debt which was incurred in October 2005.

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

Liquidity and Capital Resources

Historically, the Company’s primary sources of liquidity and capital resources have been cash flows from operations, bank credit facilities and term loans from various lenders provided pursuant to the U.S. Maritime Administration’s Fisheries Finance Program (“FFP”), which is offered through National Marine Fisheries Services (“NMFS”) under Title XI of the Marine Act of 1936 (“Title XI”). These sources of cash flows have been used for operations, capital expenditures, payment of long-term debt and (in 2006) the purchase and retirement of shares of the Company’s common stock.

At December 31, 2006, the Company had an unrestricted cash balance of $8.0 million, down $18.4 million from December 31, 2005. This decrease was due primarily to increased capital expenditures for damages associated with Hurricanes Katrina and Rita and for equipment purchases and replacements, vessel refurbishments and improvements in fish oil refining technology, increased costs of sales associated with increased sales volumes and the poorest fish oil yields in recent Company history and costs associated with the purchase and retirement of shares of the Company’s common stock held by Zapata (described below). The Company’s annual revenues and its resulting liquidity are highly dependent on annual fish catch, production yields, selling prices for its products and inventories available for sale. While the Company’s fish catch and selling prices for its products increased in 2006 over 2005, those increases were offset by very poor fish oil yields, which resulted in significantly higher per unit inventory costs and lower volumes of fish oil available for future sale. These higher costs and lower volumes of fish oil available for sale are expected to adversely impact financial results in the first quarter of 2007, and to some extent, the second quarter of 2007.

The aggregate amount of the Company’s outstanding indebtedness at December 31, 2006 was approximately $75.2 million compared to approximately $30.1 million at December 31, 2005. As a result, the Company has a highly leveraged financial structure, limiting its financial flexibility. In particular, the Company will be required to use a portion of its cash flows to pay principal and interest on its debt, which will reduce the amount of money the Company has for operations, capital expenditures, expansion, acquisitions or general corporate or other business activities. In addition, the covenants contained in the Company’s debt agreements limit its ability to borrow money in the future for acquisitions, capital expenditures or to meet the Company’s operating expenses or other general corporate obligations. See “Risk Factors—The Company has a substantial amount of indebtedness, which may adversely affect its ability to operate its business, remain in compliance with debt covenants and make payments on its debt.”

Source of Capital: Operations

Net cash flow from operating activities increased from approximately $(4.1) million for the year ended December 31, 2005 to $3.8 million for the year ended December 31, 2006. The increase in operating cash flow is primarily attributable to the increase in net income as described above in “-Results of Operations” and is partially offset by increased inventory balances.

Source of Capital: Debt

Net financing activities provided (used) cash of ($4.0) million and $12.9 million during the years ended December 31, 2006 and 2005, respectively. The year 2006 included approximately $48.6 million in borrowings, of which $47.5 million was used to purchase and retire 9,268,292 shares of the Company’s common stock held by Zapata (the “Zapata Shares”), $3.3 million in debt issuance and treasury stock acquisition costs, $3.6 million in principal repayments of debt and $1.8 million in proceeds from stock options exercised. The year 2005 included $1.5 million used for payments of debt obligations and $0.4 million in proceeds from stock options exercised, which was offset by $14.0 million in proceeds from Title XI debt.

Under Title IX, as administered under the FFP, the Company has secured loans through lenders with terms generally ranging between 12 and 20 years at interest rates between 6% and 8% per annum which are enhanced with a government guaranty to the lender for up to 80% of the financing. The Company’s current Title XI borrowings are secured by liens on 17 fishing vessels and mortgages on the Company’s Reedville, Virginia and Abbeville, Louisiana plants. In 1996, Title XI borrowing was modified to permit use of proceeds from borrowings obtained through this program for shore-side construction.

In September 2004, the FFP approved the Company’s financing application in an amount not to exceed $14.0 million (the “Approval Letter”). Borrowings under the Approval Letter are required to be used to finance and/or refinance approximately 73% of the actual depreciable cost of the Company’s future fishing vessel refurbishments and capital expenditures relating to shore-side fishing assets, for a term not to exceed 15 years from inception at interest rates determined by the U.S. Treasury. Final approval for all such future projects requires individual approval through the Secretary of Commerce, National Oceanic and Atmospheric Administration, and NMFS. Borrowings under the FFP are required to be evidenced by security agreements, undertakings, and other documents deemed in the sole discretion of the NMFS as necessary to accomplish the intent and purpose of the Approval Letter. The Company is required to comply with customary NMFS covenants as well as certain special covenants. The Company closed on a $14.0 million FFP loan on October 17, 2005.

On December 1, 2005, pursuant to the Title XI program, the FFP approved a second financing application made by the Company in the amount of $16.4 million (the “Second Approval Letter”). In May 2006, the Company submitted a $6.5 million financing request under the Second Approval Letter (the “Pending Loan”). The Company expects to receive the $6.5 financing in the first quarter of 2007. As of December 31, 2006, the Company had approximately $27.7 million of borrowings outstanding under Title XI and was in compliance with all of the covenants contained therein.

On October 20, 2006, the Company, certain of its subsidiaries and Abelco Finance LLC (“Ableco”), A3 Fund Management LLC, an affiliate of Abelco, and Wachovia Bank, National Association (collectively, the “Lenders”) entered into the financing agreement (the “Financing Agreement”) pursuant to which the Lenders agreed to provide the Company with a senior secured financing facility (“the “Financing Facility”) in the maximum amount of $65 million (i) to acquire the Zapata Shares, (ii) to fund the Company’s ongoing working capital and other general corporate requirements and (iii) to pay the fees and expenses related to the financing. The Financing Facility consists of (a) a revolving credit facility (the “Revolving Credit Facility”) of up to $30 million outstanding at any time, including a $5 million subfacility for the issuance of letters of credit, and (b) a term loan facility of $35 million (the “Term Loan Facility”). On October 20, 2006, the Company drew down the $35 million term loan and approximately $13.6 million of revolving loans, and approximately $3.3 million in letters of credit were issued pursuant to the letter of credit subfacility in order (i) to fund the purchase price for the Zapata Shares, (ii) to provide collateral for the letters of credit outstanding under the former bank credit facility and (iii) to pay fees and expenses related to the financing. The Financing Facility is secured by a first priority lien on all of the Company’s assets, other than vessels, real estate and other assets pledged to secure loans made to the Company under the FFP, including the Pending Loan. The Company’s prior $20 million revolving credit agreement with Bank of America, N.A. was terminated in connection with the Company’s entry into the Financing Facility.

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

In addition, the Company will not be permitted to have capital expenditures in excess of $12 million for each of the years ending December 31, 2007 through 2011. New liens securing future FFP loans (other than the Pending Loan) are limited to $10 million in the aggregate during the year ending October 19, 2007 and $6 million during each 12-month period thereafter; provided that if during any such 12-month period the Company does not incur the full amount of such future loans, the Company may increase the amount of such future loans it may incur during the following 12-month period by 50% of the shortfall. The Financing Facility will terminate on October 19, 2011. For a more detailed description of the terms and conditions of the Financing Facility and Financing Agreement, see the Company’s Current Report on Form 8-K filed with the SEC on October 24, 2006.

As of December 31, 2006, the Company had $35.0 million outstanding under the Term Loan Facility, $12.5 million outstanding under the Revolving Credit Facility and approximately $3.3 million in letters of credit issued primarily in support of worker’s compensation insurance programs. As of December 31, 2006, the Company had $6.5 million available under the Revolving Credit Facility and the Company was in compliance with all of the covenants under the Financing Facility. The Company has no off-balance sheet arrangements other than normal operating leases and standby letters of credit.

Use of Capital: Operations

Net investing activities used cash of $18.2 million and $15.2 million for the years ended December 31, 2006 and 2005, respectively. In addition to any future capital expenditures related to the hurricanes, the Company’s investing activities consist mainly of capital expenditures for equipment purchases, replacements, vessel refurbishments, and fish oil refining processes. The Company made capital expenditures of approximately $20.3 million and $17.6 million, for the years ended December 31, 2006 and 2005, respectively. The Company anticipates making approximately $8 million in capital expenditures in 2007 primarily for the refurbishment of vessels and plant assets and for the repair of certain equipment. Investing activities also includes the receipt of $2.0 million from an insurance company relating to hurricanes Katrina and Rita for the years ending December 31, 2006 and 2005.

The Company believes that the existing cash, cash equivalents, short-term investments and funds available through the Financing Facility and/or Title XI indebtedness described above will be sufficient to meet its working capital and capital expenditure requirements through at least the next twelve months. In addition, the Company expects to receive insurance proceeds from hurricane damages to assist in meeting its capital expenditures. As of December 31, 2005, the Company had an insurance receivable related to hurricane damage recoveries of approximately $10 million. In conjunction with the Company filing a lawsuit against its property insurance carriers as noted in Note 4—Other Assets, $1.6 million of the receivable was reclassified from current assets to long-term assets given the Company expects the recovery of the receivable to take place in 2008. On February 23, 2007, the Company received a third advance from its insurance provider of $6.4 million.

Use of Capital: Acquisitions

The Company from time to time considers potential transactions including, but not limited to, enhancement of physical facilities to improve production capabilities and the acquisition of other businesses. Certain of the potential transactions reviewed by the Company would, if completed, result in its entering new lines of business (generally including certain businesses to which the Company sells its products such as pet food manufacturers, aquaculture feed manufacturers, fertilizer companies and organic foods manufacturers and distributors), although historically, reviewed opportunities have been generally related in some manner to the Company’s existing operations or which would have added new protein products to the Company’s product lines. Although the Company does not explicitly budget for acquisitions and, as of the date hereof, does not have any commitment with respect to a material acquisition, it could enter into such agreement in the future. Depending on the size of the acquisition, the Company would expect to finance the transaction using internally generated cash flows and its Financing Facility, or, if necessary, equity or debt financings. The Company cannot assure you that such financings will be available on acceptable terms, if at all.

Use of Capital: Contractual Obligations

The following tables aggregate information about the Company’s contractual cash obligations and other commercial commitments (in thousands) as of December 31, 2006:

	Payments Due by Period
Contractual Cash Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years
Long Term Debt	$75,160	$2,465	$4,795	$51,805	$16,095
Interest on long term debt	33,294	6,239	11,964	10,615	4,476
Operating Leases	8,979	1,904	2,797	1,553	2,725
Pension Funding	7,014	2,247	2,188	1,233	1,346
Standby Letters of Credit (1)	3,300	3,300	—	—	—

Total Contractual Cash Obligations	$127,747	$16,155	$21,744	$65,206	$24,642

(1)	As of December 31, 2006, the Company had $3.3 million in standby letters of credit under the $5 million credit subfacility of the Financing Facility.

Recently Issued Accounting Standards

For additional information on changes in accounting principles and new accounting principles, see Note 1 to the consolidated financial statements included in Item 8—Financial Statements and Supplementary Data.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Omega Protein Corporation:

We have completed integrated audits of Omega Protein Corporation’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Omega Protein Corporation and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule referred to in Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 1 and 11 to the consolidated financial statements, the Company changed the manner in which it accounts for share based compensation effective January 1, 2006 and the manner in which it accounts for defined benefit pension plans effective December 31, 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in “Management’s Report on Internal Control Over Financial Reporting” appearing under item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Houston, Texas

March 12, 2007

OMEGA PROTEIN CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2006	December 31, 2005
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$7,993	$26,362
Receivables, net	19,632	23,941
Amounts due from former majority owner	—	105
Inventories	60,045	46,860
Prepaid expenses and other current assets	2,089	1,122

Total current assets	89,759	98,390
Other assets, net	6,080	1,579
Deferred tax assets, net	4,103	6,293
Property, plant and equipment, net	100,776	93,965

Total assets	$200,718	$200,227

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$2,467	$2,443
Accounts payable	2,456	3,849
Accrued liabilities	13,760	12,202
Deferred tax liabilities, net	—	776

Total current liabilities	18,683	19,270
Long-term debt, net of current maturities	72,693	27,658
Pension liabilities, net	8,252	10,932

Total liabilities	99,628	57,860

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 authorized shares; none issued	—	—
Common Stock, $0.01 par value; 80,000,000 authorized shares; 16,209,527 and 25,447,409 shares issued and 16,209,527 and 25,034,309 shares outstanding at December 31, 2006 and 2005, respectively	162	255
Capital in excess of par value	95,961	116,512
Retained earnings	11,895	35,253
Accumulated other comprehensive loss	(6,928)	(7,618)
Common stock in treasury, at cost—0 and 413,100 shares at December 31, 2006 and 2005, respectively	—	(2,035)

Total stockholders’ equity	101,090	142,367

Total liabilities and stockholders’ equity	$200,718	$200,227

The accompanying notes are an integral part of the consolidated financial statements.

OMEGA PROTEIN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2006	2005	2004
	(in thousands, except per share amounts)
Revenues	$139,834	$109,896	$119,645
Cost of sales	116,638	91,985	104,237

Gross profit	23,196	17,911	15,408
Selling, general and administrative expenses	13,683	12,906	9,933

Loss resulting from natural disaster, net (see Note 12—Hurricane Losses)	1,548	15,743	—
Loss on disposal of assets	9	149	187

Operating income (loss)	7,956	(10,887)	5,288

Interest income	622	615	594
Interest expense	(2,560)	(1,255)	(965)
Other income (expense), net	(244)	73	(221)

Income (loss) before income taxes	5,774	(11,454)	4,696

Provision (benefit) for income taxes	1,202	(4,268)	1,494

Net income (loss)	$4,572	$(7,186)	$3,202

Basic earnings (loss) per share	$0.19	$(0.29)	$0.13

Weighted average common shares outstanding	24,322	24,974	24,514

Diluted earnings (loss) per share	$0.18	$(0.29)	$0.12

Weighted average common shares and potential common shares outstanding	25,200	24,974	26,429

The accompanying notes are an integral part of the consolidated financial statements.

OMEGA PROTEIN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005	2004
	(in thousands)
Cash flow (used in) provided by operating activities:
Net income (loss)	$4,572	$(7,186)	$3,202
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	13,069	13,301	11,066
Involuntary conversion from natural disaster	1,094	8,324	—
Loss on disposal of assets, net	9	149	187
Provisions for losses on receivables	10	30	11
Share based compensation	166	—	—
Deferred income taxes	655	(4,268)	1,494
Changes in assets and liabilities:
Receivables	2,299	(11,946)	5,830
Amounts due from former majority owner	105	—	3
Inventories	(13,185)	(6,418)	(37)
Prepaid expenses and other current assets	(565)	393	5
Other assets	(2,990)	(528)	328
Accounts payable	(1,393)	1,320	(855)
Accrued liabilities	1,558	1,969	(1,325)
Pension liability, net	(1,630)	817	696
Other, net	(2)	(61)	20

Total adjustments	(800)	3,082	17,423

Net cash provided by (used in) operating activities	3,772	(4,104)	20,625

Cash flow provided by (used in) investing activities:
Proceeds from disposition of assets	166	364	74
Proceeds from insurance company, hurricanes	2,000	2,000	—
Capital expenditures	(20,318)	(17,590)	(22,907)

Net cash used in investing activities	(18,152)	(15,226)	(22,833)

Cash flow (used in) provided by financing activities:
Principal payments of long term debt	(3,553)	(1,503)	(1,567)
Debt issuance costs	(2,342)	—	—
Proceeds from borrowings	48,612	14,000	—
Purchase and retirement of common stock	(47,500)	—	—
Treasury stock acquisition costs	(996)	—	—
Proceeds from stock options exercised	1,793	425	1,163

Net cash (used in) provided by financing activities	(3,986)	12,922	(404)

Effect of exchange rate changes on cash and cash equivalents	(3)	13	(5)

Net decrease in cash and cash equivalents	(18,369)	(6,395)	(2,617)
Cash and cash equivalents at beginning of year	26,362	32,757	35,374

Cash and cash equivalents at end of year	$7,993	$26,362	$32,757

Supplemental cash flow information:
Cash paid (received) during the year for:
Interest	$2,126	$1,153	$1,236
Income taxes	$—	$—	$(500)

In 2006, 2005 and 2004, approximately 8,400, 0 and 2,700 shares, respectively, of the Company’s common stock were issued to Directors in a non cash transaction as payment in lieu of Board retainer and per diem fees. Expenses were recognized on these non cash transactions of $51,000, $0, and $21,000 for 2006, 2005, and 2004, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

OMEGA PROTEIN CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Amount	Total Stockholders’ Equity
	Shares	Amount
	(in thousands)
Balance at December 31, 2003	24,802	$248	$113,690	$39,237	$(5,923)	$(2,035)	$145,217
Issuance of common stock	457	5	1,194	—	—	—	1,199
Tax benefit from exercise of stock options			919	—	—	—	919
Comprehensive income:
Net income	—	—	—	3,202	—	—	3,202
Other comprehensive loss:
Minimum pension liability, net of tax benefit of $446	—	—	—	—	(865)	—	(865)
Foreign translation adjustment, net of tax benefit	—	—	—	—	(5)	—	(5)

Total comprehensive income (loss)	—	—	—	3,202	(870)	—	2,332

Balance at December 31, 2004	25,259	$253	$115,803	$42,439	$(6,793)	$(2,035)	$149,667
Issuance of common stock	188	2	362	—	—	—	364
Tax benefit from exercise of stock options	—	—	347	—	—	—	347
Comprehensive income (loss):
Net loss	—	—	—	(7,186)	—	—	(7,186)
Other comprehensive loss:
Minimum pension liability, net of tax benefit of $432	—	—	—	—	(838)	—	(838)
Foreign translation adjustment, net of tax benefit	—	—	—	—	13	—	13

Total comprehensive loss	—	—	—	(7,186)	(825)	—	(8,011)

Balance at December 31, 2005	25,447	$255	$116,512	$35,253	$(7,618)	$(2,035)	$142,367
Issuance of common stock	444	4	1,407	—	—	—	1,411
Purchase and retirement of common stock	(9,681)	(97)	(22,504)	(27,930)	—	2,035	(48,496)
Tax benefit from exercise of stock options	—	—	546	—	—	—	546
Comprehensive income (loss):
Net income	—	—	—	4,572	—	—	4,572
Other comprehensive income (loss):
Minimum pension liability, net of tax benefit of $357	—	—	—	—	693	—	693
Foreign translation adjustment, net of tax benefit	—	—	—	—	(3)	—	(3)

Total comprehensive income	—	—	—	4,572	690	—	5,262

Balance at December 31, 2006	16,210	$162	$95,961	$11,895	$(6,928)	—	$101,090

The accompanying notes are in integral part of the consolidated financial statements.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	SIGNIFICANT ACCOUNTING POLICIES SUMMARY OF OPERATIONS AND BASIS OF PRESENTATION

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

The Company has reclassified certain amounts previously reported to conform with the presentation at December 31, 2006.

Hurricane Losses

On August 29, 2005, the Company’s Moss Point, Mississippi fish processing facility and adjacent shipyard were severely damaged by Hurricane Katrina. On September 25, 2005, the Company’s Cameron, Louisiana and Abbeville, Louisiana fish processing facilities were also severely damaged by Hurricane Rita. Each of these facilities was non-operational immediately after these weather events. Operations at the Moss Point fish processing facility, the Abbeville fish processing facility and the shipyard were re-established in mid-October, 2005, but at reduced processing capabilities. These two plants became fully operational prior to the start of the 2006 Gulf fishing season. Operations at the Cameron fish processing facility were re-established in June 2006, but at reduced processing capabilities. The Cameron facility became fully operational in September 2006.

The direct impact of the two hurricanes upon the Company was a loss of physical inventories and physical damage to the plants. The interruption of processing capabilities caused the Company to address the impact of abnormal downtime of its processing facilities, which resulted in the immediate recognition of costs which would ordinarily have been captured as inventory costs. The amounts of these losses are more fully described in Notes 2, 3, 4, 5 and 12.

The Company maintains insurance coverage for a variety of these damages, most notably property, inventory and vessel insurance. The nature and extent of the insurance coverage varies by line of policy and the Company has recorded insurance recoveries as long-term receivables within other assets based on estimates of probable recoveries. The Company anticipates that further recoveries could be available, but such additional

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recoveries will require further analysis and discussions with the Company’s insurance carriers and the resolution of the lawsuit filed by the Company against its property insurance carriers described below. Such recoveries, if any, would be recognized in future periods once they are deemed probable. The Company does not maintain business interruption insurance in any material amounts.

In order to facilitate the insurance recovery process, on July 28, 2006, the Company filed a lawsuit against its property insurance carriers, Lexington Insurance Company and RSUI Indemnity Company, in U.S. District Court for the Western District of Louisiana, alleging breach of contract and bad faith based on the insurance carriers’ failure to pay amounts due to the Company under its property insurance policies for damages sustained from Hurricanes Katrina and Rita in the third quarter of 2005. The Company seeks recovery in a jury trial of all available damages to which it is entitled by law, legal interest on those damages, the cost of the litigation and any other damages as the court deems appropriate. The total damages sought by the Company in the lawsuit are in excess of the amount the Company has remaining as a receivable relating to its initial recorded hurricane claim from its property insurance carriers. Discovery in the lawsuit is ongoing and a trial date has been set for November 5, 2007. The Company believes the remaining recorded receivable is fully collectible; however, an unfavorable outcome of the proceeding could have a material impact on the Company’s financial position and result of operations.

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

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Income Taxes

The Company utilizes the liability method to account for income taxes. This method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of existing temporary differences between the financial reporting and tax reporting basis of assets and liabilities, and operating loss and tax credits carryforwards for tax purposes. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. The Company believes that the deferred tax assets recorded as of December 31, 2006 are realizable through future reversals of existing taxable temporary differences and future taxable income. If the Company were to subsequently determine that it would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to deferred tax assets would increase earnings for the period in which such determination was made. The Company will continue to assess the adequacy of the valuation allowance on a quarterly basis. Any changes to the estimated valuation allowance could be material to the consolidated financial condition and results of operations.

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

Useful Lives (years)
Fishing vessels and fish processing plants	15 – 20
Machinery, equipment, furniture and fixtures and other	3 – 10

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Replacements and major improvements are capitalized and amortized over a period of 5 to 15 years, maintenance and repairs are charged to expense as incurred. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from the accounts. Any resulting gains or losses are included in the statement of operations. The Company capitalizes interest as part of the acquisition cost of a qualifying asset.

Interest is capitalized only during the period of time required to complete and prepare the asset for its intended use. For the years ended December 31, 2006 and 2005, the Company capitalized approximately $0 and $180,000, respectively, of interest.

Pension Plans

As of December 31, 2006, the Company adopted FAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. This statement requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The statement also changes financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The Company’s policy is to fund U.S. pension plans at amounts not less than the minimum requirements of the Employee Retirement Income Security Act of 1974 and generally for obligations under its foreign plans to deposit funds with trustees under insurance policies.

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

The components of accumulated other comprehensive loss included in shareholder’s equity are as follows:

	Years Ended December 31,
	2006	2005
	(in thousands)
Cumulative Translation Adjustments	$(33)	$(30)
Minimum Pension Liability Adjustments, net of tax	(6,895)	(7,588)

Accumulated Other Comprehensive Loss	$(6,928)	$(7,618)

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

At December 31, 2006 and 2005, the Company had cash deposits concentrated primarily in one major bank. In addition, the Company had Certificates of Deposit and commercial quality grade investments A2P2 rated or better with companies and financial institutions. As a result of the foregoing, the Company believes that credit risk in such investments is minimal.

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

Purchase and Retirement of Common Stock

The Company accounts for the retirement of treasury shares under the par value method. Under this method, the excess of the cost of treasury stock over its par value is charged to retained earnings.

Recently Issued Accounting Standards

In December 2004, the FASB revised its SFAS No. 123 (“SFAS No. 123R”), “Accounting for Stock-Based Compensation.” The revision establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, particularly transactions in which an entity obtains employee services in share-based payment transactions. The revised statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost is to be recognized over the period during which the employee is required to provide service in exchange for the award. In addition, the revised statement amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash flow rather than as a reduction of taxes paid. The Company adopted the provisions effective January 1, 2006. Based on the options not vested as of December 31, 2005, the adoption of SFAS No. 123R did not have a material impact on the Company’s current financial condition, results of operations or cash flows. See Note 11—Benefit Plans for the impact of this statement on our consolidated results.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an Amendment of FASB Statements No. 133 and 140.” This statement amends SFAS No. 133 and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”). This statement resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets” and permits fair value

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133. SFAS No. 140 is also amended to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect this statement to have any impact on its consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting and disclosure for uncertain tax positions in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 addresses the recognition, measurement, classification and disclosure issues related to the recording of financial statement benefits for income tax positions that have some degree of uncertainty. This interpretation is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2006. Tax positions taken in prior years are being evaluated under FIN No. 48 and the Company anticipates decreasing the opening balance of retained earnings as of January 1, 2007 between $0.6 million and $1.2 million for tax benefits previously recognized under historical practice.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. This statement requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The statement also changes financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. SFAS No. 158 requires initial recognition of the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company adopted the measurement and recognition of the funded status of a defined benefit postretirement plan and provided the required disclosures provision of this pronouncement in the fourth quarter of 2006.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108 in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. The adoption of SAB 108 did not impact the Company’s financial statements.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment,” using the modified prospective application transition method. Prior to January 1, 2006, the Company accounted for its stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and followed the

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

disclosure-only provisions of SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123.” No stock-based employee compensation cost related to stock options was reflected in net earnings, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the grant date. Accordingly, share-based compensation related to stock options was only included as a pro forma disclosure in the notes to the consolidated financial statements.

Under the modified prospective application transition method, compensation cost for the period includes the portion vesting in the period for (1) all share-based compensation arrangements granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (2) all share-based compensation arrangements granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Under this transition method, no cumulative effect of change in accounting principle was required for the Company, and results for prior periods have not been restated. SFAS No. 123R also requires that excess tax benefits be reported as a financing cash inflow rather than an operating cash inflow. See Note 11- Benefit Plans, for additional information on SFAS No. 123R.

NOTE 2. ACCOUNTS RECEIVABLE

Accounts receivable as of December 31, 2006 and 2005 are summarized as follows:

	2006	2005
	(in thousands)
Trade	$11,703	$11,407
Insurance	1,090	1,704
Insurance—2005 hurricanes	6,352	10,000
Employee	39	42
Income tax	309	383
Other	339	595

Total accounts receivable	19,832	24,131
Less allowance for doubtful accounts	(200)	(190)

Receivables, net	$19,632	$23,941

As of December 31, 2005, the Company had an insurance receivable related to hurricane damage recoveries of approximately $10 million. In conjunction with the Company filing a lawsuit against its property insurance carriers as noted in Note 4—Other Assets, $1.6 million of the receivable was reclassified from current assets to long-term assets given the Company expects the recovery of the receivable to take place in 2008. On February 23, 2007, the Company received a third advance from its insurance provider of $6.4 million.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3. INVENTORY

Inventory as of December 31, 2006 and 2005 is summarized as follows:

	2006	2005
	(in thousands)
Fish meal	$34,719	$14,742
Fish oil	13,490	21,552
Fish solubles	680	672
Unallocated inventory cost pool (including off-season costs)	5,882	5,926
Other materials & supplies	5,274	3,968

Total inventory	$60,045	$46,860

Inventory at December 31, 2006 and December 31, 2005 is stated at the lower of cost or market. The elements of the unallocated inventory cost pool at December 31, 2006 include plant and vessel related labor, utilities, rent, repairs and depreciation, to be allocated to inventories produced through the remainder of the 2007 season.

As a result of hurricanes Katrina and Rita, the Company sustained damage to its Gulf of Mexico fish meal storage facilities and materials and supplies warehouses. The Company recognized a $2.5 million fish meal inventory write-off and $1.6 million materials and supplies write-off for the year ended December 31, 2005. (See Note 12—Hurricane Losses)

The hurricanes also affected the Company’s 2005 Gulf of Mexico fishing season due to the closure of its three fish processing facilities in the Gulf of Mexico region. As a result of these closures and their impact on fishing, the Company has recognized a $13.0 million unallocated inventory cost pool write-off for the year ended December 31, 2005. (See Note 12—Hurricane Losses)

NOTE 4. OTHER ASSETS

Other assets as of December 31, 2006 and 2005 are summarized as follows:

	2006	2005
	(in thousands)
Fish nets, net of accumulated amortization of $1,871 and $1,347	$929	$639
Insurance receivable, net of allowance for doubtful accounts	768	475
Insurance receivable—2005 hurricanes	1,648	—
Title XI debt issuance costs	416	337
Other debt issuance costs	2,270	—
Deposits	49	128

Total other assets, net	$6,080	$1,579

Amortization expense for fishing nets amounted to $699,000, $680,000 and $899,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

As a result of Hurricanes Katrina and Rita (see Note 12—Hurricane Losses), the Company sustained damage to its three fish processing facilities and its shipyard located in the Gulf of Mexico region. Based on estimates, the Company believes its hurricane related insurance recoveries will total approximately at least

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$12 million and as a result, recorded a relating receivable as of September 30, 2005. During the 4th quarter of 2005 and the 1st quarter of 2006, the Company obtained two separate $2.0 million advances against this receivable from its primary property insurance carrier. In February 2007, the Company received an additional $6.4 million advance against this receivable from its primary property insurance carrier. In order to facilitate the insurance recovery process, on July 28, 2006, the Company filed a lawsuit against its property insurance carriers, Lexington Insurance Company and RSUI Indemnity Company, in U.S. District Court for the Western District of Louisiana, alleging breach of contract and bad faith based on the insurance carriers’ failure to pay amounts due to the Company under its property insurance policies for damages sustained from Hurricanes Katrina and Rita in the third quarter of 2005. The Company seeks recovery in a jury trial of all available damages to which it is entitled by law, legal interest on those damages, the cost of the litigation and any other damages as the court deems appropriate. The total damages sought by the Company in the lawsuit are in excess of the amount the Company has remaining as a receivable relating to its initial recorded hurricane claim from its property insurance carriers. The Company believes the remaining recorded receivable is fully collectible; however, an unfavorable outcome of the proceeding could have a material impact on the Company’s financial position and result of operations.

The Company anticipates that further recoveries could be available, but such additional recoveries will require further estimation, analysis and discussions with the Company’s insurance carriers and adjusters and resolution of the lawsuit described above. Additional amounts will be recognized when the collection of such amounts are deemed probable.

The Company carries insurance for certain losses relating to its vessels and Jones Act liability for employees aboard its vessels (collectively, “Vessel Claims Insurance”). The typical Vessel Claims Insurance policy contains an annual aggregate deductible (“AAD”) for which the Company remains responsible, while the insurance carrier is responsible for all applicable amounts which exceed the AAD. It is the Company’s policy to accrue current amounts due and record amounts paid out on each claim. Once payments exceed the AAD, the Company records an insurance receivable for a given policy year, net of allowance for doubtful accounts. As of December 31, 2006 and 2005 the allowance for doubtful insurance receivable accounts was $2.0 million.

NOTE 5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of December 31, 2006 and 2005 are summarized as follows:

	2006	2005
	(in thousands)
Land	$7,630	$7,630
Plant assets	100,963	89,650
Fishing vessels	94,268	90,880
Furniture and fixtures	3,135	2,792
Construction in progress	3,035	4,391

Total property and equipment	209,031	195,343
Less accumulated depreciation and impairment	(108,255)	(101,378)

Property, plant and equipment, net	$100,776	$93,965

Depreciation expense for the years ended December 31, 2006, 2005 and 2004 was approximately $12.2 million, $12.6 million and $10.1 million, respectively.

As a result of hurricanes Katrina and Rita, the Company sustained damage to its property, plant and equipment at its Gulf of Mexico facilities. The Company recognized a $1.1 million and $8.3 million involuntary

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

conversion loss of property, plant and equipment for the years ended December 31, 2006 and 2005, respectively. The involuntary conversion loss recognized for the year ended December 31, 2006 is the result of costs incurred to repair property, plant and equipment in excess of the involuntary conversion loss previously recognized as of December 31, 2005. (See Note 12—Hurricane Losses).

NOTE 6. NOTES PAYABLE AND LONG-TERM DEBT

At December 31, 2006 and 2005, the Company’s long-term debt consisted of the following:

	2006	2005
	(in thousands)
U.S. government guaranteed obligations (Title XI loan) collateralized by a first lien on certain vessels and certain plant assets:
Amounts due in installments through 2016, interest from 6.49% to 7.60%	$27,343	$29,737
Amounts due in installments through 2014, interest at Eurodollar rates of 5.82% and 4.46% at December 31, 2006 and 2005, respectively, plus 4.5%	317	359
Other debt at 6.25% at December 31, 2005	—	5
Ableco revolving credit facility, annual principal payments based on defined calculation, interest payable monthly based on LIBOR plus 3.25 basis points (8.6% as of December 31, 2006) maturing in October 2011	12,500	—
Ableco term loan, annual principal payments based on defined calculation, interest payable monthly based on LIBOR plus 4.25 basis points (9.6% as of December 31, 2006) maturing in October 2011	35,000	—

Total debt	75,160	30,101
Less current maturities	(2,467)	(2,443)

Long-term debt	$72,693	$27,658

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

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On December 1, 2005, pursuant to the Title XI program, the United States Department of Commerce approved a second financing application made by the Company in the amount of $16.4 million (the “Second Approval Letter”). In May 2006, the Company submitted a $6.5 million financing request under the Second Approval Letter. The Company expects to receive the $6.5 financing in the first quarter of 2007. As of December 31, 2006, the Company had no borrowings outstanding under the Second Approval Letter.

The Company had a $20 million revolving credit agreement with Bank of America, N.A., which was terminated on October 20, 2006 in connection with the Company’s refinancing of that facility and entry into a new $65 million credit facility. As of December 31, 2006, the Company had no borrowings outstanding under the former bank credit facility. As of December 31, 2005, the Company had outstanding letters of credit under the former bank credit facility totaling approximately $8.0 million issued primarily in support of worker’s compensation insurance programs and to purchase fish meal from a third party.

On October 20, 2006, the Company, certain of its subsidiaries and Abelco, A3 Fund Management LLC, an affiliate of Abelco, and Wachovia Bank, National Association (collectively, the “Lenders”) entered into the financing agreement (the “Financing Agreement”) pursuant to which the Lenders agreed to provide the Company with a senior secured financing facility (the “Financing Facility”) in the maximum amount of $65 million (i) to acquire the 9,268,292 shares of the Company’s common stock held by Zapata (the “Zapata Shares”), (ii) to fund the Company’s ongoing working capital and other general corporate requirements and (iii) to pay the fees and expenses related to the financing. The Financing Facility consists of (a) a revolving credit facility (the “Revolving Credit Facility”) of up to $30 million outstanding at any time, including a $5 million subfacility for the issuance of letters of credit, and (b) a term loan facility of $35 million. The Financing Facility replaced the Company’s existing $20 million former bank credit facility. On October 20, 2006, the Company drew down the $35 million term loan and approximately $13.6 million of revolving loans, and approximately $3.3 million in letters of credit were issued pursuant to the letter of credit subfacility in order (i) to fund the purchase price for the Zapata Shares, (ii) to provide collateral for the letters of credit outstanding under the former bank credit facility and (iii) to pay fees and expenses related to the financing. The Financing Facility is secured by a first priority lien on all of the Company’s assets, other than vessels, real estate and other assets pledged to secure loans made to the Company under the U.S. Maritime Administration’s National Marine Fisheries Finance Program (the “NMFFP”), including a pending $6.5 million loan from NMFFP (the “Pending Loan”).

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

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As of December 31, 2006, the Company had approximately $3.3 million in letters of credit issued primarily in support of worker’s compensation insurance programs.

Annual Maturities

The annual maturities of long-term debt for the five years ending December 31, 2011 and thereafter are as follows (in thousands):

2007	2008	2009	2010	2011	Thereafter
$2,467	$2,597	$2,198	$2,081	$49,724	$16,093

NOTE 7. EARNINGS PER SHARE INFORMATION

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (in thousands except share and per share data) for the years ended December 31, 2006, 2005 and 2004.

	Years Ended December 31, 2006			Years Ended December 31, 2005			Years Ended December 31, 2004
	Income (Numerator)	Shares (Denominator)	Amount	Income (Numerator)	Shares (Denominator)	Amount	Income (Numerator)	Shares (Denominator)	Amount
Net income (loss)	$4,572	—		$(7,186)	—		$3,202	—

Basic EPS
Income (loss) available to common stockholders’	4,572	24,322	$0.19	(7,186)	24,974	$(0.29)	3,202	24,514	$0.13

Effect of Dilutive stock option grants	—	878		—	—		—	1,915

Diluted EPS
Income (loss) available to common stockholders’	$4,572	25,200	$0.18	$(7,186)	24,974	$(0.29)	$3,202	26,429	$0.12

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Options to purchase 2,510,000 shares of common stock at exercise prices ranging from $6.44 to $17.25 per share were outstanding during the year ended December 31, 2006, but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the shares during that year.

Options to purchase 4,748,852 shares of common stock at exercise prices ranging from $1.65 to $17.25 per share were outstanding during the year ended December 31, 2005, but were not included in the computation of diluted earnings per share because inclusion of these shares would have been antidilutive.

Options to purchase 2,057,800 shares of common stock at exercise prices ranging from $9.32 to $17.25 per share were outstanding during the year ended December 31, 2004, but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the shares during that year.

NOTE 8. INCOME TAXES

The Company’s provision (benefit) for income taxes consisted of the following:

	Years Ended December 31,
	2006	2005	2004
	(in thousands)
Current:
State	$—	$—	$—
U.S.	—	—	—
Deferred:
State	(140)	(401)	(20)
U.S.	1,342	(3,867)	1,514

Provision (benefit) for income taxes	$1,202	$(4,268)	$1,494

As of December 31,2006, for federal income tax purposes, the Company had $24.6 million in net operating losses expiring in 2007 through 2025, and approximately $1.2 million in alternative minimum tax credit carryforward.

The following table reconciles the income tax provisions (benefits) computed using the U.S. statutory rate of 34% to the provisions reflected in the financial statements.

	Years Ended December 31,
	2006	2005	2004
	(in thousands)
Taxes at statutory rate	$1,969	$(3,895)	$1,596
Foreign sales exempt income	(271)	(148)	(118)
State taxes, net of federal benefit	(97)	(265)	(13)
Employment tax credits	(379)	—	—
Other	(20)	40	29

Provision (benefit) for income taxes	$1,202	$(4,268)	$1,494

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A tax benefit of $546,000 and $347,000 for the exercise of stock options was not included in income for financial reporting purposes and was credited directly to additional paid in capital as of December 31, 2006, and 2005, respectively.

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

Temporary differences and tax credit carryforwards that gave rise to significant portions of deferred tax assets and liabilities as of December 31, 2006 and 2005 are as follows:

	2006	2005
	(in thousands)
Deferred tax assets:
Assets and accruals not yet deductible	$2,623	$1,087

Alternative minimum tax credit carryforwards	1,205	1,205
Equity in loss of unconsolidated affiliates	122	122
Net operating loss carryforward	8,352	10,382
Tax credit carryforward	574	—
Pension liability	3,552	3,909
State income tax	1,298	1,157
Other	175	175

Valuation allowance	(856)	(1,011)

Total deferred tax assets	17,045	17,026

Deferred tax liabilities:

Property and equipment	(10,115)	(9,595)
Pension and other retirement benefits	(747)	(192)

Assets currently deductible	(1,678)	(1,722)

Total deferred tax liabilities	(12,540)	(11,509)

Net deferred tax asset	$4,505	$5,517

Deferred income tax assets non-current	$4,103	$6,293
Deferred income tax asset (liabilities) current	402	(776)

Net deferred tax asset	$4,505	$5,517

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTE 9. ACCRUED LIABILITIES

Accrued liabilities as of December 31, 2006 and 2005 are summarized as follows:

	2006	2005
	(in thousands)
Salaries and benefits	$4,023	$4,128
Insurance	4,186	3,879
Taxes, other than income tax	130	677
Trade creditors	4,664	3,243
Other	757	275

Total accrued liabilities	$13,760	$12,202

NOTE 10. CERTAIN TRANSACTIONS AND ARRANGEMENTS BETWEEN THE COMPANY AND ZAPATA

In the past, the Company has provided to Zapata (the Company’s former majority stockholder) payroll, pension and certain administrative services billed at their approximate cost. In 2005, all of these services had been discontinued. During 2004, fees for these services totaled $11,600. The cost of such services was based on the estimated percentage of time that employees spend working on Zapata’s matters as a percent of total time worked.

Upon completion of the Company’s initial public offering in 1998, the Company and Zapata entered into certain agreements that included the Sublease, Registration Rights, Tax Indemnity and Administrative Services Agreements. The Sublease Agreement provided for the Company to lease its principal corporate offices in Houston, Texas from Zapata and provided the Company with the ability to utilize telephone equipment worth approximately $21,000 for no additional charge. In May 2003, the Company directly assumed Zapata’s obligations under the Sublease Agreement with the third party landlord and terminated the Sublease Agreement with Zapata. The lease obligations assumed by the Company were identical to its sublease obligations to Zapata, and the transaction had no material effect on the Company. The Registration Rights Agreement sets forth the rights and responsibilities of each party concerning certain registration filings and provides for the sharing of fees and expenses related to such filings. The Tax Indemnity Agreement requires the Company to be responsible for federal, state and local income taxes from its operations. The Administrative Services Agreement allows the Company to provide certain administrative services to Zapata at the Company’s estimated cost. In connection with its repurchase of 9,268,292 shares of common stock from Zapata in November 2006, any remaining obligations under the above agreements were terminated.

On November 28, 2006, the Company repurchased and retired 9,268,292 shares of the Company’s common stock at a purchase price of $5.125 per share from Zapata. The result of this transaction reduced Zapata’s ownership in the Company from approximately 58% to approximately 33%. In December 2006, Zapata subsequently reduced its equity ownership in the Company to 0% through sales of its remaining shares to third parties.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following represents intercompany activity for the periods presented (in thousands):

	Years Ended December 31,
	2006	2005	2004
Beginning balance due from Zapata	$105	$105	$108
Administrative services provided by the Company to Zapata	—	—	12
Payments to the Company by Zapata	$(105)	—	(15)

Ending balance due from Zapata	$—	$105	$105

NOTE 11. BENEFIT PLANS

Defined Contribution Plan

All qualified employees of the Company are covered under the Omega Protein 401(k) Savings and Retirement Plan (the “Plan”). Prior to 2001, the Company provided matching contributions to the Plan based on employee contributions and compensation. The Company suspended its matching contributions to the Plan for 2001. In 2002, the Board of Directors authorized the reinstatement of the Company’s matching cash contribution to the Plan, effective January 1, 2002, at levels previously in place prior to the suspension of the match in 2001. The Company’s matching contributions to the Plan were approximately $772,000, $715,000 and $660,000 during 2006, 2005 and 2004, respectively.

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

On September 29, 2006, SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” was issued. SFAS 158 requires, among other things, the recognition of the funded status of the defined benefit pension plan. Each overfunded plan is recognized as an asset and each underfunded plan is recognized as a liability. The initial impact of the standard due to unrecognized prior service costs or credits and net actuarial gains or losses as well as subsequent changes in the funded status is recognized as a component of accumulated comprehensive loss in shareholders’ equity. Additional minimum pension liabilities (AML) and related intangible assets are also derecognized upon adoption of the new standard. SFAS 158 requires initial application for fiscal years ending after December 15, 2006. The Company’s adoption of SFAS 158, as of December 31, 2006, is described in the following table:

($000s)	December 31, 2006 Prior to AML and SFAS 158 Adjustments	AML Adjustment	SFAS 158 Adjustment	December 31, 2006 Post AML and SFAS 158 Adjustments
Prepaid pension costs	$2,197	$(2,197)	$0	$0
Pension liabilities	$0	$(8,252)	$0	$(8,252)
Accumulated other comprehensive loss	$0	$10,448	$0	$10,448	(1)

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	The above amount represents unrecognized actuarial losses yet to be recognized in the statement of financial position.

Amounts listed as minimum pension liability adjustments under the caption “Comprehensive (Loss) Income” on the Consolidated Statements of Stockholders’ Equity of $0.7 million, ($0.8) million and ($0.9) million for 2006, 2005 and 2004, respectively, represent the change, net of tax, in the portion of the additional pension liability recorded under “Accumulated Other Comprehensive Loss” on the Consolidated Balance Sheet. During 2007, The Company expects total net periodic benefit cost to be approximately $701,000. The amounts in accumulated other comprehensive loss that are expected to be recognized as a component of net periodic benefit cost during the 2007 year are as follows (in thousands):

Net Actuarial Loss (Gain)	$814
Prior Service Cost	$0

The Company’s funding policy is to make contributions as required by applicable regulations. The Company uses a December 31 measurement date for its pension plan. The accumulated benefit obligation for the pension plan was $26.7 million and $27.0 million at December 31, 2006 and 2005, respectively.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables set forth the benefit obligations, fair value of plan assets, and the funded status of the Company’s pension plan; amounts recognized in the Company’s financial statements, and the principal weighted average assumptions used:

	Years Ended December 31,
	2006	2005
	(in thousands)
Accumulated Benefit Obligations	$26,735	$27,000

Change in Benefit Obligation
Benefit Obligation at beginning of year	$27,000	$26,071
Service Cost	—	—
Interest Cost	1,434	1,454
Plan Amendments	—	—
Actuarial (Gain) / Loss	119	1,158
Benefits Paid	(1,818)	(1,683)

Benefit Obligation at end of year	$26,735	$27,000

Change in Plan Assets
Plan Assets at Fair Value at beginning of year	$16,068	$17,226
Actual Return on Plan Assets	1,633	525
Contributions	2,600	—
Benefits Paid	(1,818)	(1,683)

Plan Assets at Fair Value at end of year	$18,483	$16,068

Reconciliation of Prepaid (Accrued) and Total Amount Recognized
Funded Status of Plan	N/A	$(10,932)
Unrecognized Net (Gain) / Loss	N/A	11,498
Unrecognized Prior Service Cost	N/A	—
Unrecognized Prior Service Cost Net Transition (Asset)	N/A	—

Prepaid / (Accrued) Pension Cost	N/A	$566

Amounts Recognized in the Statement of Financial Position Consist of:
Prepaid Benefit Cost	$—	$—
Non-current Pension Liability	(8,252)	(10,932)
Intangible Asset	—	—
Accumulated Other Comprehensive Loss	10,448	11,498

Net Amount Recognized	$2,196	$566

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

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As a result of the annual review of assumptions, the Company’s expected return on plan assets remained consistent at 8.5% and the discount rate increased from 5.50% to 5.80%. The Company uses the Citigroup Pension Liability Index as a proxy for determining the discount rate applied to its pension plans, with a slight downward adjustment of 0.05%. The use of the Citigroup Pension Liability Index as a proxy is considered to be appropriate because of the comparability of the Company’s pension plan’s expected future cash flows to the expected future cash flows of the Citigroup Pension Liability Index.

		Years Ended December 31,
		2006	2005
Assumptions

Weighted average assumptions used to determine benefit obligations
Discount Rate		5.80%	5.50%
Long-Term Rate of Return		8.50%	8.50%
Salary Scale up to age 50		N/A	N/A
Salary Scale over age 50		N/A	N/A

	Years Ended December 31,
	2006	2005	2004
Weighted average assumptions used to determine net periodic benefit cost
Discount Rate	5.50%	5.75%	6.25%
Long-Term Rate of Return	8.50%	8.50%	8.50%
Salary Scale up to age 50	N/A	N/A	N/A
Salary Scale over age 50	N/A	N/A	N/A

Components of net periodic benefit cost:

	Years Ended December 31,
	2006	2005	2004
	(in thousands)
Service cost	$—	$—	$—
Interest cost	1,434	1,454	1,467
Expected return on plan assets	(1,371)	(1,398)	(1,415)
Amortization of transition asset and other deferrals	906	761	644

Net periodic pension cost	$969	$817	$696

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Plan Assets

The Company’s pension plan weighted-average asset allocations at December 31, 2006 and 2005, by asset category are as follows:

	Plan Assets at December 31,
Asset Category	2006		2005
	Actual	Target	Actual	Target
Equity	57.9%	60.0%	61.0%	61.0%
Debt securities	34.4	40.0	38.0	39.0
Real estate	6.9	—	—	—
Other	0.8	—	1.0	—

Total	100.0%	100.0%	100.0%	100.0%

Plan assets are well diversified and managed by independent investment advisors, who are in turn overseen and monitored by an investment advisor engaged by the Investment Committee. The Plan’s investment objective is long-term capital appreciation with a prudent level of risk. The Plan’s Investment Committee periodically completes asset performance studies with the goal of maintaining an optimal asset allocation in order to meet future Plan benefit obligations. The investment objectives of the Plan assets have a long-term focus and the Plan is invested in accordance with prudent investment practices that emphasize long-term investment fundamentals.

Equity securities do not include any of the Company’s common stock at December 31, 2006 and 2005, respectively.

Projected Benefit Payments for the years ending December 31, 2007 – 2016

2007	2008	2009	2010	2011	2012 – 2016
$1,658	$1,770	$1,823	$1,849	$1,868	$9,376

Expected Contributions during 2007

The Company expects to make contributions of $2.2 million to the pension plan in 2007.

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

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On April 13, 2006 the Board of Directors approved the establishment of the Omega Protein Corporation 2006 Incentive Plan (“2006 Incentive Plan”) which was subsequently approved by the Company’s stockholders and became effective on June 7, 2006. Reference is made to the Company’s 2006 proxy statement for a complete summary of material differences among the plans.

The Company granted stock options in 2004, 2005 and 2006 under the 2000 Incentive Plan and 2006 Incentive Plan in the form of non-qualified stock options. See “Stock-Based Compensation” regarding the method the Company utilizes to record compensation expense for employee stock options. The Company establishes the exercise price based on the fair market value of the Company’s stock (as defined in the relevant plan) at the date of grant. Each quarter, the Company reports the potential dilutive impact of stock option in its diluted earnings per common share using the treasury-stock method. Out-of-the-money stock options (i.e., the average stock price during the period is below the strike price of the stock option) are not included in diluted earnings per common share.

Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for its stock option plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123.” No stock-based employee compensation cost related to stock options was reflected in net earnings, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the grant date. Accordingly, share-based compensation related to stock options was only included as a pro forma disclosure in the financial statement footnotes.

Effective January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment,” using the modified prospective application transition method. Under this transition method, compensation cost in 2006 includes the portion vesting in the period for (1) all share-based payments granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (2) all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Under the modified prospective application transition method, no cumulative effect of change in accounting principle charge is required for the Company, and results for prior periods have not been restated. See below for the pro forma disclosures related to the years ended December 31, 2005 and 2004. SFAS No. 123R also requires excess tax benefits be reported as a financing cash inflow rather than an operating cash inflow.

Net earnings for the year ended December 31, 2006 includes approximately $166,000 ($109,000 after tax), of share-based compensation costs and is included in selling, general and administrative expenses in the

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

statement of operations and comprehensive income for the year ended December 31, 2006. As of December 31, 2006, there was approximately $501,000 of total unrecognized compensation cost related to nonvested share-based compensation that is expected to be recognized over a weighted-average period of 3 years. Based on current grants, total share-based compensation cost for fiscal year 2007 is expected to be approximately $203,000.

On February 27, 2006, the Company granted options to an employee under its 2000 Long-Term Incentive Plan for the purchase of 10,000 shares of common stock at an exercise price of $6.27 per share, which vest in equal one-third portions in 2007, 2008 and 2009. On May 18, 2006, the Company granted options to an employee under its 2000 Long-Term Incentive Plan for the purchase of 7,500 shares of common stock at an exercise price of $5.93 per share, which vest in equal one-third portions in 2007, 2008, and 2009.

The following table shows options granted and outstanding to the Company’s independent directors and employees as of December 31, 2006:

Date of Option Grant	Exercise Price on Grant Date	Options Granted and Outstanding as of December 31, 2006	Date of Vesting
June 7, 2006	$5.76	40,000	December 8, 2006
July 26, 2006	$5.11	15,000	July 26, 2009
November 30, 2006	$7.25	14,200	June 2, 2007
December 28, 2006	$7.54	125,000	December 28, 2009

There were 435,100 stock option exercises during the year ended December 31, 2006. A summary of option activity under the plans for years 2006, 2005 and 2004 is as follows (options in thousands):

	2006		2005		2004
	Number of Shares Underlying Options	Weighted Average Exercise Prices	Number of Shares Underlying Options	Weighted Average Exercise Prices	Number of Shares Underlying Options	Weighted Average Exercise Prices
Outstanding at beginning of year	4,750	$7.35	4,960	$7.13	5,134	$6.62
Granted	212	$6.90	98	$6.86	431	$9.92
Exercised	(436)	$2.88	(188)	$2.20	(454)	$2.56
Forfeited	(24)	$5.67	(120)	$5.95	(151)	$11.66

Outstanding at end of year	4,502	$7.78	4,750	$7.36	4,960	$7.14

Exercisable at end of year	4,337	$7.80	4,731	$7.37	4,463	$6.97

Weighted-average fair value of options granted		$3.11

December 31, 2006 Aggregate Intrinsic Value
(in thousands)
Options outstanding as of December 31, 2006	$9,494
Options exercisable as of December 31, 2006	$9,426
Options exercised during 2006	$1,606

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table further describes the Company’s stock options outstanding as of December 31, 2006.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Prices	Number Exercisable at 12/31/2006	Weighted Average Exercise Prices
$1.65 to $3.50	1,553,584	3.5 years	$2.19	1,553,584	$2.19
$3.95 to $4.70	166,834	5.8 years	$4.27	166,834	$4.27
$5.03 to $7.55	299,700	9.1 years	$6.71	134,333	$5.96
$7.76 to $10.58	794,200	5.0 years	$9.16	794,200	$9.16
$12.38 to $12.75	1,649,400	1.1 years	$12.73	1,649,400	$12.73
$16.06 to $17.25	38,400	1.3 years	$16.37	38,400	$16.37

	4,502,118			4,336,751

	Year Ended December 31, 2006	Weighted Average Grant-Date Fair Value
Nonvested options as of January 1, 2006	18,000	$4.66
Granted	211,700	$3.11
Vested	(40,999)	$2.68
Forfeited	(23,334)	$2.87

Nonvested options as of December 31, 2006	165,367	$3.28

The fair value of the Company’s stock options is the estimated present value at grant date using the Black-Scholes option pricing model with the following weighted average assumptions for the year ended December 31, 2006: expected dividend yield of 0%; expected volatility of 44.83%; risk-free interest rate of 4.76%; and an expected term of 5 years. The expected dividend yield is based on the Company’s annual dividend payout at grant date. Expected volatility is based on the historical volatility of the Company’s stock for a period approximating the expected life. The risk-free interest rate is based on the U.S. treasury yield in effect at the time of grant and has a term equal to the expected life. The expected term of the options represents the period of time the options are expected to be outstanding.

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

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For purposes of pro forma disclosures, the estimated fair value of stock options is assumed to be amortized to expense over the stock options’ vesting periods. The pro forma effects of recognizing compensation expense under the fair value method on net income and net earnings per common share for the years ended December 31, 2005 and 2004, were as follows (in thousands, except per share amounts):

	2005	2004
Net income (loss), as reported	$(7,186)	$3,202
Add: Stock-based employee compensation expense included in reported net income, net of related tax benefits	—	—
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(1,261)	(578)

Pro forma net earnings (loss)	$(8,477)	$2,624

Net earnings (loss) per common share:
Basic—as reported	$(0.29)	$0.13

Basic—pro forma	$(0.34)	$0.11

Diluted—as reported	$(0.29)	$0.12

Diluted—pro forma	$(0.34)	$0.10

NOTE 12. HURRICANE LOSSES

On August 29, 2005, the Company’s Moss Point, Mississippi fish processing facility and adjacent shipyard were severely damaged by Hurricane Katrina. On September 24, 2005, the Company’s Cameron, Louisiana and the Abbeville, Louisiana fish processing facilities were also severely damaged by Hurricane Rita. For the years ended December 31, 2006 and 2005, the following amounts have been recognized in the Company’s statement of operations:

	2006	2005
	(in thousands)
Damaged fish meal inventory	$—	$2,496
Write-off of other materials and supplies	—	1,648
Write-off of unallocated inventory cost pool	—	12,978
Involuntary conversion of property and equipment	1,094	8,324
Idle plant costs incurred	—	1,038
Clean-up costs incurred	454	1,259
Estimated insurance recoveries	—	(12,000)

Estimated damages in excess of insurance recoveries	$1,548	$15,743

Not included in the amounts listed in the above table are the replacement capital costs of property and equipment, which did not have any book basis and were destroyed in the hurricanes.

NOTE 13. COMMITMENTS AND CONTINGENCIES

Operating Lease Payable

The Company has noncancellable operating leases, primarily for land and building, that expire over 1 to 11 years.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum payments under non-cancelable operating lease obligations for the five years ending December 31, 2010 and thereafter are as follows (in thousands):

2007	2008	2009	2010	2011	Thereafter
$1,904	$1,619	$1,177	$775	$779	$2,725

Rental expense for operating leases was $1.9 million, $0.5 million, and $0.4 million in 2006, 2005, and 2004, respectively.

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

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Purchase Obligation

As of December 31, 2006, the Company had a contract to purchase fish oil totaling approximately $1,871,000.

NOTE 14. INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates within one industry segment, menhaden fishing, for the production and sale of fish meal, fish solubles and fish oil. Export sales of fish oil and fish meal were approximately $56 million, $33 million, and $39 million in 2006, 2005, and 2004, respectively. Such sales were made primarily to Mexican, Asian and Canadian markets. In 2006, 2005, and 2004, sales to one customer were approximately $13.0 million, $8.5 million, and $8.8 million, respectively. This customer differed from year to year.

The following table shows the geographical distribution of revenues (in thousands) based on location of customers:

	Years Ended December 31,
	2006		2005		2004
	Revenues	Percent	Revenues	Percent	Revenues	Percent
U.S.	$83,341	59.6%	$77,257	70.3%	$80,521	67.3%
Mexico	8,530	6.1	9,781	8.9	13,281	11.1
Europe	14,403	10.3	2,418	2.2	11,366	9.5
Canada	9,928	7.1	7,033	6.4	5,863	4.9
Asia	16,500	11.8	11,429	10.4	7,059	5.9
South & Central America	7,132	5.1	1,978	1.8	1,555	1.3

Total	$139,834	100.0%	$109,896	100.0%	$119,645	100.0%

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

The carrying amounts of cash and cash equivalents, accounts receivables, accounts payable, and accrued expenses approximate fair value because of the short maturity of these items. The carrying amounts of notes payable outstanding under the Company’s credit facility approximate fair value because the interest rates on these instruments change with market interest rates. At December 31, 2006, the Company had $12.5 million in borrowings under its new credit facility.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The carrying values and respective fair market values of the Company’s long-term debt are presented below. The fair value of the Company’s long-term debt is estimated based on the quoted market prices available to the Company for issuance of similar debt with similar terms at year end 2006.

	Years Ended December 31,
	2006	2005
Long-term Debt:
Carrying Value	$75,160	$30,101
Estimated Fair Market Value	$75,475	$30,595

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

	Quarters Ended 2006
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
	(in thousands, except per share amounts)
Revenues (1)	$28,303	$33,338	$52,089	$26,104
Gross profit (1)	6,992	5,336	7,341	3,527
Operating income (loss) (1)	3,416	1,473	2,956	111
Net income (loss) (1)	2,526	630	1,812	(396)
Earnings (loss) per share (2):
Basic	0.10	0.03	0.07	(0.02)
Diluted	0.10	0.02	0.07	(0.02)

	Quarters Ended 2005
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
	(in thousands, except per share amounts)
Revenues (1)	$23,831	$27,510	$31,418	$27,137
Gross profit (1)	3,056	3,817	7,386	3,652
Operating income (loss) (1)	278	764	(9,201)	(2,728)
Net income (loss) (1)	107	659	(6,140)	(1,812)
Earnings (loss) per share (2):
Basic	0.00	0.03	(0.25)	(0.07)
Diluted	0.00	0.03	(0.25)	(0.07)

(1)	Revenues, gross profit, operating income (loss), and net income (loss) are rounded to thousands each quarter. Therefore, the sum of the quarterly amounts may not equal the annual amounts reported.
(2)	Earnings per share are computed independently for each quarter and the full year based upon respective average shares outstanding. Therefore, the sum of the quarterly earnings per share amounts may not equal the annual amounts reported.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(b) Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2006. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material affect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 based upon criteria in a report entitled “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment and those criteria, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2006.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein. (See Item 8. Financial Statements and Supplementary Data).

(c) Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three-month period ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

In July 2006, the Company submitted its Section 303A Annual Written Affirmation to the New York Stock Exchange for the Company’s fiscal year ended December 31, 2005 and had no qualifications to that Certification.

The Certifications of the Company’s Chief Executive Officer and Chief Financial Officer for the fiscal year ended December 31, 2006 required under Section 302 of the Sarbanes-Oxley Act of 2002 are attached as exhibits to this Annual Report on Form 10-K.

PART III

Item 10.	Directors, Executive Officers and Corporate Goverance.

Pursuant to General Instruction G of Form 10-K, the information called for by Item 10 of Part III of Form 10-K is incorporated by reference to the information set forth in the Company’s definitive proxy statement relating to its 2007 Annual Meeting of Stockholders (the “2006 Proxy Statement”) to be filed pursuant to Regulation 14-A under the Exchange Act, in response to Items 401, 405 and 407 (c)(3), (d)(4) and (d)(5) of Regulation S-K under the Securities Act of 1933 and the Exchange Act (“Regulation S-K”). Reference is also made to the information appearing in Item 1 of Part I of this Annual Report on Form 10-K under the caption “Business and Properties—Executive Officers of the Registrant.”

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

Pursuant to General Instruction G of Form 10-K, the information called for by Item 11 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2007 Proxy Statement in response to Item 402 of Regulation S-K and paragraphs (e)(4) and (e)(5) of Item 407 of Regulation S-K; provided, however, that the disclosure required by paragraph (e)(5) of Item 407 of Regulation S-K will be deemed furnished in this Annual Report on Form 10-K and will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act as a result as a result of furnishing the disclosure in this manner.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Pursuant to General Instruction G of Form 10-K, the information called for by Item 12 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2007 Proxy Statement in response to Items 201(d) and 403 of Regulation S-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Pursuant to General Instruction G of Form 10-K, the information called for by Item 13 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2007 Proxy Statement in response to Items 404 and 407(a) of Regulation S-K.

Item 14.	Principal Accounting Fees and Services.

Pursuant to General Instruction G of Form 10-K, the information called for by Item 14 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2007 Proxy Statement.

OMEGA PROTEIN CORPORATION

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1)	The Company’s consolidated financial statements listed below have been filed as part of this report:
	Report of Independent Registered Public Accounting Firm	40
	Consolidated balance sheets as of December 31, 2006 and 2005	42
	Consolidated statements of operations for the years ended December 31, 2006, 2005 and 2004	43
	Consolidated statements of cash flows for the years ended December 31, 2006, 2005 and 2004	44
	Consolidated statements of stockholders’ equity for the years ended December 31, 2006, 2005 and 2004	45
	Notes to consolidated financial statements	46

(a)(2)	Financial Statement Schedule.

Filed herewith as a financial statement schedule is the schedule supporting Omega’s consolidated financial statements listed under this Item, and the Report of Independent Registered Public Accounting Firm located in (a) (1) with respect thereto.

(a)(3) Exhibits

2.1*	—	Agreement and Plan of Merger between Marine Genetics, Inc. and Omega Protein Corporation (“Omega” or the “Company”) (Exhibit 2.1 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

3.1*	—	Articles of Incorporation of Omega (Exhibit 3.1 to Omega Registration Statement on Form S-1[Registration No. 333-44967])

3.2*	—	By-Laws of Omega (Exhibit 3.2 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

4.2*	—	Form of Common Stock Certificate (Citizen) (Exhibit 4.1 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

4.3*	—	Form of Common Stock Certificate (Non-Citizen) (Exhibit 4.2 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

4.4*	—	Registration Rights Agreement dated as of December 1, 2006 between Omega Protein Corporation and certain purchasers (Exhibit 10.1 to Omega Current Report on Form 8-K filed December 5, 2006)

10.1*†	—	Form of Amended and Restated Indemnification Agreement for all Officers and Directors (Exhibit 10.1 to Omega Quarterly Report on Form 10-Q for quarter ended June 30, 2003)

10.2*†	—	Omega Protein Corporation 2000 Long-Term Incentive Plan (Appendix A to Omega Proxy Statement on Schedule 14A dated May 3, 2000)

10.3*†	—	Omega Protein Corporation 2006 Incentive Plan (Appendix A to Omega Proxy Statement on Schedule 14A dated April 26, 2006)

10.4*†	—	Omega Protein Corporation Annual Incentive Compensation Plan dated April 8, 1998 (Exhibit 10.11 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)

10.5*†	—	Omega Protein, Inc. Executive Medical Plan dated August 1993 (Exhibit 10.16 to Omega Annual Report on Form 10-K for the year ended December 31, 2002)

OMEGA PROTEIN CORPORATION

10.6*	—	Lease dated July 1, 1992 with Ardoin Limited Partnership (Exhibit 10.12 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.7*	—	Amendment One Lease Extension dated February 22, 2006 to Lease Agreement dated July 1, 2002 between the Ardoin Limited Partnership and Omega Protein, Inc. (formerly known as Zapata Haynie Corporation) (Exhibit 10.1 to Omega Current Report on Form 8-K filed February 28, 2006).

10.8*	—	Lease Agreement dated November 25, 1997 with O. W. Burton, Jr., individually and as trustee of the Trust of Anna Burton (Exhibit 10.13 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.9*	—	Commercial Lease Agreement dated January 1, 1971 with Purvis Theall and Ethlyn Cessac (Exhibit 10.15 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.10*	—	Lease Agreement dated January 4, 1994 with the City of Abbeville, Louisiana (Exhibit 10.16 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.11*	—	Lease Agreement between Beltway/290 Investors, L.P. and Omega Protein, Inc., dated as of March 22, 2006 (Exhibit 10.1 to Omega Current Report on Form 8-K filed March 28, 2006)

10.12*	—	Lease Guaranty Agreement dated as of March 22, 2006 of Omega Protein Corporation (Exhibit 10.2 to Omega Current Report on Form 8-K filed March 28, 2006)

10.13*	—	Lease Amendment and Option to Purchase, effective as of August 1, 2006, between Ivy and Dola Richard and Omega Protein, Inc. (Exhibit 10.1 to Omega Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)

10.14*	—	United States Guaranteed Promissory Note dated March 31, 1993 in favor of Bear, Stearns Securities Corporation (Exhibit 10.20 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.15*	—	Amendment to No. 1 to Promissory Note dated March 31, 1993 to the United States of America pursuant to the provisions of Title XI of the Marine Act of 1936 in favor of Bear, Stearns Securities Corporation (Exhibit 10.21 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.16*	—	Amendment to No. 1 to First Preferred Ship Mortgage dated March 31, 1993 to the United States of America (Exhibit 10.22 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.17*	—	Supplement No. 5 to First Preferred Fleet Mortgage dated March 31, 1993 in favor of Chemical Bank, as Trustee (Exhibit 10.23 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.18*	—	Amendment No. 1 to Guaranty Deed of Trust dated March 31, 1993 for the benefit of the United States of America (Exhibit 10.24 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.19*	—	Supplement No. 2 to Security Agreement dated March 31, 1993 in favor of the United States of America (Exhibit 10.25 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.20*	—	Indemnity Agreement Regarding Hazardous Materials dated March 31, 1993 in favor of the United States of America (Exhibit 10.26 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

OMEGA PROTEIN CORPORATION

10.21*	—	United States Guaranteed Promissory Note dated September 27, 1994 in favor of Sun Bank of Tampa Bay (Exhibit 10.27 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.22*	—	Promissory Note to the United States of America dated September 27, 1994 pursuant to the provisions of Title XI of the Marine Act of 1936 in favor of Sun Bank of Tampa Bay (Exhibit 10.28 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.23*	—	First Preferred Ship Mortgage dated September 27, 1994 to the United States of America (Exhibit 10.29 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.24*	—	Collateral Mortgage and Collateral Assignment of Lease dated September 27, 1994 in favor of the United States of America (Exhibit 10.30 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.25*	—	Collateral Mortgage Note dated September 27, 1994 in favor of the United States of America (Exhibit 10.31 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.26*	—	Collateral Pledge Agreement dated September 27, 1994 in favor of the United States of America (Exhibit 10.32 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.27*	—	Guaranty Agreement dated September 27, 1994 in favor of the United States of America (Exhibit 10.33 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.28*	—	Title XI Financial Agreement dated September 27, 1994 with the United States of America (Exhibit 10.34 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.29*	—	Security Agreement dated September 27, 1994 in favor of the United States of America (Exhibit 10.35 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.30*	—	United States Guaranteed Promissory Note dated October 30, 1996 in favor of Coastal Securities (Exhibit 10.36 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.31*	—	Promissory Note to the United States of America dated October 30, 1996, pursuant to the provisions of Title XI of the Marine Act of 1936, in favor of Coastal Securities (Exhibit 10.37 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.32*	—	Guaranty Agreement dated October 30, 1996 in favor of the United States of America (Exhibit 10.38 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.33*	—	Title XI Financial Agreement dated October 30, 1996 with the United States of America (Exhibit 10.39 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.34*	—	Certification and Indemnification Agreement Regarding Environmental Matters dated October 30, 1996 in favor of the United States of America (Exhibit 10.40 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.35*	—	Deed of Trust dated October 30, 1996 for the benefit of the United States of America (Exhibit 10.41 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.36*	—	Deed of Trust dated December 20, 1999 for the benefit of the United States of America (Exhibit 10.45 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)

10.37*	—	Promissory Notes to the United States of America dated December 20, 1999, pursuant to the provisions of Title XI of the Marine Act of 1936, in favor of Hibernia National Bank (Exhibit 10.46 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)

OMEGA PROTEIN CORPORATION

10.38*	—	Security Agreement dated December 20, 1999 in favor of the United Stated of America (Exhibit 10.47 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)

10.39*	—	Title XI Financial Agreement dated December 20, 1999 with the United States of America (Exhibit 10.48 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)

10.40*	—	Guaranty Agreement dated December 20, 1999 in favor of the United States of America (Exhibit 10.49 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)

10.41*	—	Certification and Indemnification Agreement Regarding Environmental Matters dated December 20, 1999 in favor of the United States of America (Exhibit 10.50 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)

10.42*	—	Preferred Ship Mortgages dated December 20, 1999 in favor of the United States of America (Exhibit 10.51 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)

10.43*	—	Deed of Trust dated October 19, 2001 for the benefit of the United States of America (Exhibit 10.52 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)

10.44*	—	Promissory Note to the United States of America dated October 19, 2001, pursuant to the provisions of Title XI of the Marine Act of 1936, in favor of Hibernia National Bank (Exhibit 10.53 to Omega Annual Report on Form 10-K for year ended December 31, 2001)

10.45*	—	Security Agreement dated October 19, 2001 in favor of the United States of America (Exhibit 10.54 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)

10.46*	—	Title XI Financial Agreement dated October 19, 2001 with the United States of America (Exhibit 10.55 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)

10.47*	—	Guaranty Agreement dated October 19, 2001 in favor of the United States of America (Exhibit 10.56 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)

10.48*	—	Certification and Indemnification Agreement Regarding Environmental Matters dated October 19, 2001 in favor of the United States of America (Exhibit 10.57 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)

10.49*	—	Preferred Ship Mortgages dated October 19, 2001 in favor of the United States of America (Exhibit 10.58 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)

10.50*†	—	Amended and Restated Executive Agreement dated as of September 21, 2004 by and between the Company and Joseph L. von Rosenberg III (Exhibit 10.1 to Omega Current Report on Form 8-K filed September 24, 2004)

10.51*†	—	First Amendment dated as of February 23, 2006 to Amended and Restated Executive Employment Agreement dated as of September 21, 2004 by and between the Company and Joseph L. von Rosenberg III (Exhibit 10.3 to Omega Current Report on Form 8-K filed February 24, 2006)

10.52*†	—	Amended and Restated Executive Agreement dated as of September 21, 2004 by and between the Company and Robert W. Stockton (Exhibit 10.2 to Omega Current Report on Form 8-K filed September 24, 2004)

10.53*†	—	Amended and Restated Executive Agreement dated as of September 21, 2004 by and between the Company and John D. Held (Exhibit 10.3 to Omega Current Report on Form 8-K filed September 24, 2004)

10.54*†	—	Change of Control Agreement dated as of September 1, 2000 between Omega and Scott Herbert (Exhibit 10.1 to Omega Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

OMEGA PROTEIN CORPORATION

10.55*†	—	Employment Agreement dated as of October 1, 2002 between Omega and Thomas R. Wittmann (Exhibit 10.2 to Omega Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

10.56†*	—	Form of Stock Option Agreement under the 1998 Long-Term Incentive Plan (Exhibit 10.66 to Omega Annual Report on Form 10-K for the year ended December 31, 2005)

10.57†*	—	Form of Stock Option Agreement for Employees under the 2000 Long-Term Incentive Plan (Exhibit 10.67 to Omega Annual Report on Form 10-K for the year ended December 31, 2005)

10.58†*	—	Form of Stock Option Agreement for Senior Management under the 2000 Long-Term Incentive Plan (Exhibit 10.68 to Omega Annual Report on Form 10-K for the year ended December 31, 2005)

10.59†*	—	Form of Stock Option Agreement for Independent Directors under the 2000 Long-Term Incentive Plan (Exhibit 10.69 to Omega Annual Report on Form 10-K for the year ended December 31, 2005)

10.60†*	—	Form of Stock Option Agreement dated June 7, 2006 for each Independent Director (Exhibit 10.1 to Omega Current Report on Form 8-K filed June 9, 2006)

10.61*	—	Deed of Trust dated December 29, 2003 for the benefit of the United States of America (Exhibit 10.65 to Omega Annual Report on Form 10-K for year ended December 31, 2003)

10.62*	—	Promissory Note to the United States of America dated December 29, 2003 (Exhibit 10.66 to Omega Annual Report on Form 10-K for year ended December 31, 2003)

10.63*	—	Security Agreement dated December 29, 2003 in favor of the United States of America (Exhibit 10.67 to Omega Annual Report on Form 10-K for year ended December 31, 2003)

10.64*	—	Title XI Financial Agreement dated December 29, 2003 with the United States of America (Exhibit 10.68 to Omega Protein Annual Report on Form 10-K for year ended December 31, 2003)

10.65*	—	Guaranty Agreement dated December 29, 2003 in favor of the United States of America (Exhibit 10.69 to Omega Protein Annual Report on Form 10-K for year ended December 31, 2003)

10.66*	—	Certification and Indemnification Agreement Regarding Environmental Matters dated December 29, 2003 in favor of the United States of America (Exhibit 10.70 to Omega Protein Annual Report on Form 10-K for year ended December 31, 2003)

10.67*	—	Preferred Ship Mortgages dated December 29, 2003 in favor of the United States of America (Exhibit 10.71 to Omega Protein Annual Report on Form 10-K for year ended December 31, 2003)

10.68*	—	Lease Agreement between BMC Software Texas, L.P. and Omega Protein Corporation dated as of August 18, 2005 (Exhibit 10.1 to Omega Protein Current Report on Form 8-K dated August 17, 2005)

10.69*	—	First Amendment to Lease Agreement between BMC Software Texas, L.P. and Omega dated as of September 15, 2005 (Exhibit 10.1 to Omega Current Report on Form 8-K dated September 15, 2005)

10.70*	—	Deed of Trust dated October 17, 2005 for the benefit of the United States of America (Exhibit 10.1 to Omega Current Report on Form 8-K dated October 17, 2005)

10.71*	—	Promissory Note to the United States of America Dated October 17, 2005 (Exhibit 10.2 to Omega Current Report on Form 8-K dated October 17, 2005)

OMEGA PROTEIN CORPORATION

10.72*	—	Security Agreement dated October 17, 2005 in favor of the United States of America (Exhibit 10.3 to Omega Current Report on Form 8-K dated October 17, 2005)

10.73*	—	Title XI Financial Agreement dated October 17, 2005 with the United States of America (Exhibit 10.4 to Omega Current Report on Form 8-K dated October 17, 2005)

10.74*	—	Guaranty Agreement dated October 17, 2005 in favor of the United States of America (Exhibit 10.5 to Omega Current Report on Form 8-K dated October 17, 2005)

10.75*	—	Certification and Indemnification Agreement Regarding Environmental Matters dated October 17, 2005 in favor of the United States of America (Exhibit 10.6 to Omega Current Report on Form 8-K dated October 17, 2005)

10.76*	—	Preferred Ship Mortgages dated October 17, 2005 in favor of the United States of America (Exhibit 10.7 to Omega Current Report on Form 8-K dated October 17, 2005)

10.77*	—	Approval Letter dated as of December 1, 2005 and executed on December 6, 2005 by Omega Protein, Inc., the Company and United States Department of Commerce, Acting by National Oceanic and Atmospheric Administration, National Marine Fisheries Service (Exhibit 10.1 to Omega Current Report on Form 8-K dated December 6, 2005)

10.78*	—	Stock Purchase Agreement dated as of September 8, 2006, between Zapata Corporation and Omega Protein Corporation (Exhibit 10.1 to Omega Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)

10.79*	—	Escrow Agreement dated as of September 8, 2006, among Zapata Corporation, Omega Protein Corporation and Manufacturers and Traders Trust Company (Exhibit 10.2 to Omega Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)

10.80*	—	Letter Agreement dated October 18, 2006, between Omega Protein Corporation and Zapata Corporation (Exhibit 10.1 to Omega Current Report on Form 8-K filed October 24, 2006)

10.81*	—	Financing Agreement dated as of October 19, 2006, among Omega Protein Corporation, Omega Protein, Inc., Omega Shipyard, Inc., Omega International Distribution Company, Omega International Marketing Company, Protein Finance Company, Ableco Finance LLC, Wachovia Bank, National Association, and A3 Funding SP (Exhibit 10.2 to Omega Current Report on Form 8-K filed October 24, 2006)

10.82*	—	Security Agreement dated as of October 19, 2006, made by Omega Protein Corporation, Protein Finance Company, Omega International Marketing Company, Omega International Distribution Company and Omega Shipyard, Inc. in favor of Ableco Finance LLC (Exhibit 10.3 to Omega Current Report on Form 8-K filed October 24, 2006)

10.83*	—	Pledge and Security Agreement dated as of October 19, 2006, made by Omega Protein Corporation, Protein Finance Company, Omega International Marketing Company, Omega International Distribution Company and Omega Shipyard, Inc. in favor of Ableco Finance LLC (Exhibit 10.4 to Omega Current Report on Form 8-K filed October 24, 2006)

10.84*	—	First Preferred Fleet Mortgage made October 19, 2006 by Omega Protein, Inc., a Virginia corporation to Omega Master Vessel Trust 2006 (Exhibit 10.5 to Omega Current Report on Form 8-K filed October 24, 2006)

21	—	Schedule of Subsidiaries

23.1	—	Consent of PricewaterhouseCoopers LLP

31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-15(e)/Rule 15d-15(e)

31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-15(e)/Rule 15d-15(e)

OMEGA PROTEIN CORPORATION

32.1	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference
†	Management Contract or Compensatory Plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 15(b) of Form 10-K and Item 601 of Regulation S-K.

(c) —Financial Statement Schedule of Valuation and Qualifying Accounts

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions (A)	Balance at End of Period
December 31, 2004:
Allowance for doubtful accounts	$2,512,780	$10,775	$—	$2,523,555
Deferred tax asset valuation allowance	$435,000	$11,000	$—	$446,000
December 31, 2005:
Allowance for doubtful accounts	$2,523,555	$30,000	$—	$2,553,555
Deferred tax asset valuation allowance	$446,000	$565,000	$—	$1,011,000
December 31, 2006:
Allowance for doubtful accounts	$2,553,555	$30,000	$20,416	$2,563,139
Deferred tax asset valuation allowance	$1,011,000	$870,000	$—	$1,881,000

(A)	Allowance for Doubtful Accounts—uncollectible accounts written off.

OMEGA PROTEIN CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 12, 2007.

OMEGA PROTEIN CORPORATION (Registrant)

By:	/s/ ROBERT W. STOCKTON
Robert W. Stockton
Executive Vice President and
Chief Financial Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Joseph L. von Rosenberg III or Robert W. Stockton, or either of them, his or her true and lawful attorney’s in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, any and all capacities, to sign his or her name to the Company’s Form 10-K for the year ended December 31, 2006 and any or all amendments, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOSEPH VON ROSENBERG III Joseph L. von Rosenberg III	Chairman of the Board, President and Chief Executive Officer	March 12, 2007

/s/ ROBERT W. STOCKTON Robert W. Stockton	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2007

/s/ GARY L. ALLEE Gary L. Allee	Director	March 12, 2007

/s/ GARY R. GOODWIN Gary R. Goodwin	Director	March 12, 2007

/s/ PAUL M. KEARNS Paul M. Kearns	Director	March 12, 2007

/s/ WILLIAM E. M. LANDS William E. M. Lands	Director	March 12, 2007

/s/ HARRY O. NICODEMUS IV Harry O. Nicodemus IV	Director	March 12, 2007