Form 10-Q
period 2007-03-31
OMEGA PROTEIN CORP
filed 2007-05-04
CIK 1053650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Number of shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, on April 30, 2007: 16,439,863.

OMEGA PROTEIN CORPORATION

OMEGA PROTEIN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

(Dollars in thousands, except per share amounts)

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements and Notes

	March 31, 2007	December 31, 2006
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$6,365	$7,993
Receivables, net	17,308	19,632
Inventories	54,701	60,045
Prepaid expenses and other current assets	2,243	2,089

Total current assets	80,617	89,759
Other assets, net	4,750	6,080
Deferred tax assets, net	5,017	4,103
Property and equipment, net	100,300	100,776

Total assets	$190,684	$200,718

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$4,525	$2,467
Accounts payable	2,451	2,456
Accrued liabilities	11,092	13,760

Total current liabilities	18,068	18,683
Long-term debt	65,730	72,693
Pension liabilities, net	7,791	8,252

Total liabilities	91,589	99,628

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 10,000,000 shares; none issued	—	—
Common stock, $0.01 par value; authorized 80,000,000 shares; 16,377,594 and 16,209,527 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	164	162
Capital in excess of par value	96,671	95,961
Retained earnings	8,984	11,895
Accumulated other comprehensive loss	(6,724)	(6,928)

Total stockholders’ equity	99,095	101,090

Total liabilities and stockholders’ equity	$190,684	$200,718

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OMEGA PROTEIN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2007	2006
Revenues	$31,129	$28,303
Cost of sales	24,866	21,311

Gross profit	6,263	6,992

Selling, general, and administrative expense	4,837	3,336
Research and development expense	208	—
Loss resulting from natural disaster (see Note 11 – Hurricane Losses)	—	241
Gain on disposal of assets	—	(1)

Operating income	1,218	3,416
Interest income	78	232

Interest expense	(1,671)	(524)
Loss resulting from debt refinancing	(3,024)	—
Other income (expense), net	(102)	(22)

Income (loss) before income taxes	(3,501)	3,102

Provision (benefit) for income taxes	(1,189)	576

Net income (loss)	(2,312)	2,526

Other comprehensive income (loss):
Pension benefit adjustment	204	—
Foreign currency translation adjustment, net of tax benefit	—	(3)

Comprehensive income (loss)	$(2,108)	$2,523

Basic earnings (loss) per share	$(0.14)	$0.10

Weighted average common shares outstanding	16,330	25,043

Diluted earnings (loss) per share	$(0.14)	$0.10

Weighted average common shares and common share equivalents outstanding	16,330	26,021

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OMEGA PROTEIN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(2,312)	$2,526
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,531	3,402
Loss resulting from refinancing	2,151	—
Gain on sale of assets, net	—	(1)
Provision for losses on receivables	8	8
Share based compensation	62	6
Deferred income taxes	(1,513)	576
Changes in assets and liabilities:
Receivables	(4,036)	1,551
Inventories	5,344	(2,203)
Prepaid expenses and other current assets	(154)	(992)
Other assets	(428)	(147)
Accounts payable	(5)	(809)
Accrued liabilities	(2,668)	(1,448)
Pension liabilities, net	(257)	242
Other, net	2	9

Total adjustments	2,037	194

Net cash (used in) provided by operating activities	(275)	2,720

Cash flows from investing activities:
Proceeds from disposition of assets	—	1
Proceeds from insurance company, hurricanes	6,352	2,000
Capital expenditures	(2,725)	(6,535)

Net cash provided by (used in) investing activities	3,627	(4,534)

Cash flows from financing activities:
Principal payments of long-term debt obligations	(48,254)	(574)
Debt issuance costs	(723)	—
Proceeds from borrowings	43,349	—
Effect of stock options exercised	648	54

Net cash used in financing activities	(4,980)	(520)

Effect of exchange rate changes on cash and cash equivalents	—	(3)

Net decrease in cash and cash equivalents	(1,628)	(2,337)

Cash and cash equivalents at beginning of year	7,993	26,362

Cash and cash equivalents at end of period	$6,365	$24,025

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OMEGA PROTEIN CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars and shares in thousands)

	Common Stock		Capital Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2006	16,210	$162	$95,961	$11,895	$(6,928)	$101,090
Issuance of common stock	168	2	414	—	—	416
Tax benefit from exercise of stock options	—	—	296	—	—	296
FIN 48 adoption, net of tax	—	—	—	(599)	—	(599)
Comprehensive income:
Net loss	—	—	—	(2,312)	—	(2,312)
Other comprehensive income:
Pension benefits adjustment	—	—	—	—	204	204

Total comprehensive income (loss)	—	—	—	(2,312)	204	(2,108)

Balance at March 31, 2007	16,378	$164	$96,671	$8,984	$(6,724)	$99,095

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

Basis of Presentation

These interim financial statements of Omega have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. The interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2006. Accordingly, certain information and footnote disclosures normally provided have been omitted since such items are disclosed therein.

In the opinion of management the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary for a fair statement of the Company’s consolidated financial position as of March 31, 2007, and the results of its operations and its cash flows for the three month periods ended March 31, 2007 and 2006. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

The direct impact of the two hurricanes upon the Company was a loss of physical inventories and physical damage to the plants. The interruption of processing capabilities caused the Company to address the impact of abnormal downtime of its processing facilities, which resulted in the immediate recognition of costs which would ordinarily have been captured as inventory costs. The amounts of these losses are more fully described in Note 11.

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

In order to facilitate the insurance recovery process, on July 28, 2006, the Company filed a lawsuit against its property insurance carriers, Lexington Insurance Company and RSUI Indemnity Company, in the U.S. District Court for the Western District of Louisiana, alleging breach of contract and bad faith based on the insurance carriers’ failure to pay amounts due to the Company under its property insurance policies for damages sustained from Hurricanes Katrina and Rita in the third quarter of 2005. The Company seeks recovery in a jury trial of all available damages to which it is entitled by law, legal interest on those damages, the cost of the litigation and any other damages as the court deems appropriate. The total damages sought by the Company in the lawsuit are in excess of the amount the Company has remaining as a receivable relating to its initial recorded hurricane claim from its property insurance carriers. Discovery in the lawsuit is ongoing and a trial date has been set for November 5, 2007. The Company believes the remaining recorded receivable of $1.6 million is fully collectible; however, an unfavorable outcome of the proceeding could have a material impact on the Company’s financial position and results of operations.

Revenue Recognition

The Company derives revenue principally from the sales of a variety of protein and oil products derived from menhaden. The Company recognizes revenue for the sale of its products when title and rewards of ownership to its products are transferred to the customer.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

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

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

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

Income Taxes

The Company utilizes the liability method to account for income taxes. This method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of existing temporary differences between the financial reporting and tax reporting basis of assets and liabilities, and operating loss and tax credits carryforwards for tax purposes. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. The Company believes that the deferred tax assets recorded as of March 31, 2007 are realizable through future reversals of existing taxable temporary differences and future taxable income. If the Company were to subsequently determine that it would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to deferred tax assets would increase earnings for the period in which such determination was made. The Company will continue to assess the adequacy of the valuation allowance on a quarterly basis. Any changes to the estimated valuation allowance could be material to the consolidated financial condition and results of operations.

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

Interest is capitalized only during the period of time required to complete and prepare the asset for its intended use. For the three months ended March 31, 2007 and 2006, the Company capitalized approximately $19,600 and $0, respectively, of interest.

Pension Plans

As of December 31, 2006, the Company adopted FAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. This statement requires the recognition of the overfunded or underfunded

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income. The statement also changes financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The Company’s policy is to fund U.S. pension plans at amounts not less than the minimum requirements of the Employee Retirement Income Security Act of 1974 and generally for obligations under its foreign plans to deposit funds with trustees under insurance policies.

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

Comprehensive Loss

Comprehensive loss is defined as change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and pension benefits adjustments, including recognition of actuarial losses. The Company presents comprehensive loss in its consolidated statements of operations and comprehensive income.

Accumulated Comprehensive Loss

The components of accumulated other comprehensive loss included in shareholder’s equity are as follows:

	March 31, 2007	December 31, 2006

	(in thousands)
Cumulative Translation Adjustments	$(33)	$(33)
Pension Benefits Adjustments	(6,691)	(6,895)

Accumulated Other Comprehensive Loss	$(6,724)	$(6,928)

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

At March 31, 2007 and December 31, 2006, the Company had cash deposits concentrated primarily in one major bank. In addition, the Company had Certificates of Deposit and commercial quality grade investments A2P2 rated or better with companies and financial institutions. The Company believes that credit risk in such investments is minimal.

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

Recently Issued Accounting Standards

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an Amendment of FASB Statements No. 133 and 140.” This statement amends SFAS No. 133 and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”). This statement resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets” and permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133. SFAS No. 140 is also amended to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. This statement did not impact the Company’s financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting and disclosure for uncertain tax positions in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 addresses the recognition, measurement, classification and disclosure issues related to the recording of financial statement benefits for income tax positions that have some degree of uncertainty. The Company adopted the provisions FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a decrease of approximately $0.6 million in deferred tax assets, net, which was accounted for as a decrease to the January 1, 2007 balance of retained earnings. As of January 1, 2007, the total gross unrecognized tax benefits were approximately $2.0 million. Of this total, approximately $1.6 million, net of federal tax benefits, would favorably affect the effective income tax rate if recognized. There have been no significant changes to these amounts during the three months ended March 31, 2007, and the Company does not expect significant changes within the next 12 months.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

With few exceptions, the Company is no longer subject to U.S. Federal, state and local non-U.S. income tax examinations by tax authorities for years prior to 2003.

Additionally, the Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company recognizes interest accrued related to unrecognized tax benefits and penalties in income tax expense. As of March 31, 2007, the Company has approximately $14,000 of accrued interest related to uncertain tax positions.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect, if any, that the adoption of SFAS 157 will have on its consolidated results of operations, financial position and related disclosures.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. This statement requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The statement also changes financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. SFAS No. 158 requires initial recognition of the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company adopted the measurement and recognition of the funded status of a defined benefit postretirement plan and provided the required disclosures of this pronouncement in the fourth quarter of 2006.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). This statement permits entities to choose to measure many financial assets and liabilities and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective as of the beginning of the entity’s first fiscal year beginning after November 15, 2007. The Company is currently evaluating the impact, if any, the adoption of SFAS No. 159 will have on its consolidated financial statements.

Stock-Based Compensation

The Company has a stock-based compensation plan, which is described in more detail in Note 11 to the consolidated financial statements of the Company’s Form 10-K for the fiscal year ended December 31, 2006. Net earnings for the three months ended March 31, 2007 and 2006 include $62,000 ($40,900 after tax) and $6,400 ($4,200 after tax), respectively, of share-based compensation costs which are included in selling, general and administrative expenses in the condensed consolidated statement of operations and comprehensive income. As of March 31, 2007, there was $439,400 of total unrecognized compensation costs related to nonvested share-based compensation that is expected to be recognized over a weighted-average period of 2.82 years, of which $202,800 of total share-based compensation is expected to be recognized fiscal year 2007.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Note 2. Accounts Receivable

Accounts receivable as of March 31, 2007 and December 31, 2006 are summarized as follows:

	March 31, 2007	December 31, 2006
	(in thousands)
Trade	$15,673	$11,703
Insurance	1,221	1,090
Insurance – 2005 hurricanes	—	6,352
Employee	122	39
Income tax	359	309
Other	140	339

Total accounts receivable	17,515	19,832
Less: allowance for doubtful accounts	(207)	(200)

Receivables, net	$17,308	$19,632

Note 3. Inventory

The major classes of inventory as of March 31, 2007 and December 31, 2006 are summarized as follows:

	March 31, 2007	December 31, 2006
	(in thousands)
Fish meal	$18,882	$34,719
Fish oil	7,900	13,490
Fish solubles	498	680
Unallocated inventory cost pool (including off-season costs)	21,902	5,882
Other materials & supplies	5,519	5,274

Total inventory	$54,701	$60,045

Inventory at March 31, 2007 and December 31, 2006 is stated at the lower of cost or market. The elements of unallocated inventory cost pool include plant and vessel related labor, utilities, rent, repairs and depreciation, to be allocated to inventories produced through the remainder of 2007.

Note 4. Other Assets

Other assets as of March 31, 2007 and December 31, 2006 are summarized as follows:

	March 31, 2007	December 31, 2006
	(in thousands)
Fish nets, net of accumulated amortization of $1,789 and $1,597	$875	$929
Insurance receivable, net of allowance for doubtful accounts	1,057	768
Insurance receivable – 2005 hurricanes	1,648	1,648
Title XI loan origination fee	399	416
Other debt issuance costs	723	2,270
Deposits	48	49

Total other assets, net	$4,750	$6,080

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Amortization expense for fishing nets amounted to approximately $198,000 and $168,000 for the three months ended March 31, 2007 and 2006, respectively.

As a result of Hurricanes Katrina and Rita (see Note 11 – Hurricane Losses), the Company sustained damage to its three fish processing facilities and its shipyard located in the Gulf of Mexico region. Based on estimates, the Company believes its hurricane related insurance recoveries will total approximately at least $12 million and as a result, recorded a relating receivable as of September 30, 2005. During the fourth quarter of 2005 and the first quarter of 2006, the Company obtained two separate $2.0 million advances against the hurricane claims from its primary property insurance carrier. In February 2007, the Company received an additional $6.4 million advance against the hurricane claims from its primary property insurance carrier. In order to facilitate the insurance recovery process, on July 28, 2006, the Company filed a lawsuit against its property insurance carriers, Lexington Insurance Company and RSUI Indemnity Company, in the U.S. District Court for the Western District of Louisiana, alleging breach of contract and bad faith based on the insurance carriers’ failure to pay amounts due to the Company under its property insurance policies for damages sustained from Hurricanes Katrina and Rita in the third quarter of 2005. The Company seeks recovery in a jury trial of all available damages to which it is entitled by law, legal interest on those damages, the cost of the litigation and any other damages as the court deems appropriate. The total damages sought by the Company in the lawsuit are in excess of the amount the Company has remaining as a receivable relating to its initial recorded hurricane claim from its property insurance carriers. The Company believes the remaining recorded receivable is fully collectible; however, an unfavorable outcome of the proceeding could have a material impact on the Company’s financial position and results of operations.

The Company anticipates that further recoveries could be available, but such additional recoveries will require further estimation, analysis and discussions with the Company’s insurance carriers and adjusters and resolution of the lawsuit described above. Additional amounts will be recognized when the collection of such amounts are deemed probable.

The Company carries insurance for certain losses relating to its vessels and Jones Act liability for employees aboard its vessels (collectively, “Vessel Claims Insurance”). The typical Vessel Claims Insurance policy contains an annual aggregate deductible (“AAD”) for which the Company remains responsible, while the insurance carrier is responsible for all applicable amounts which exceed the AAD. It is the Company’s policy to accrue current amounts due and record amounts paid out on each claim. Once payments exceed the AAD, the Company records an insurance receivable for a given policy year, net of allowance for doubtful accounts. As of March 31, 2007 and December 31, 2006 the allowance for doubtful insurance receivable accounts was $2.0 million.

Note 5. Property and Equipment

Property and equipment at March 31, 2007 and December 31, 2006 are summarized as follows:

	March 31, 2007	December 31, 2006
	(in thousands)
Land	$7,630	$7,630
Plant assets	101,730	100,963
Fishing vessels	94,293	94,268
Furniture and fixtures	5,079	3,135
Construction in progress	3,012	3,035

Total property and equipment	211,744	209,031
Less: accumulated depreciation and impairment	(111,444)	(108,255)

Property, plant and equipment, net	$100,300	$100,776

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Depreciation expense for the three months ended March 31, 2007 and 2006 was $3.2 million.

Note 6. Notes Payable and Long-Term Debt

At March 31, 2007 and December 31, 2006, the Company’s long-term debt consisted of the following:

	March 31, 2007	December 31, 2006
	(in thousands)
U.S. government guaranteed obligations (Title XI loan) collateralized by a first lien on certain vessels and certain plant assets:
Amounts due in installments through 2016, interest from 6.49% to 7.6%	$32,948	$27,343
Amounts due in installments through 2014, interest at Eurodollar rates plus 0.45% (5.81% and 5.82% at March 31, 2007 and December 31, 2006, respectively)	307	317
Bank of America revolving loan, interest payable quarterly based on LIBOR plus 2.5% (7.85% as of March 31, 2007) maturing March 2012	2,000	—
Bank of America term loan, quarterly principal payments beginning September 30, 2007, as defined, interest payable quarterly based on LIBOR plus 2.5% (7.85% as of March 31, 2007) maturing March 2012	35,000	—
Ableco revolving credit facility, annual principal payments based on defined calculation, interest payable monthly based on LIBOR plus 3.25 basis points (8.6% as of December 31, 2006) maturing in October 2011	—	12,500
Ableco term loan, annual principal payments based on defined calculation, interest payable monthly based on LIBOR plus 4.25 basis points (9.6% as of December 31, 2006) maturing in October 2011	—	35,000

Total debt	70,255	75,160
Less current maturities	(4,525)	(2,467)

Long-term debt	$65,730	$72,693

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

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

On December 1, 2005, pursuant to the Title XI program, the FFP approved a second financing application made by the Company in the amount of $16.4 million (the “Second Approval Letter”). In May 2006, the Company submitted a $6.3 million financing request under the Second Approval Letter (the “Pending Loan”). The Company closed on the $6.3 financing in the first quarter of 2007. As of March 31, 2007, the Company was in compliance with all of the covenants contained therein.

On October 20, 2006, the Company, certain of its subsidiaries and Abelco Finance LLC (“Ableco”), A3 Fund Management LLC, an affiliate of Abelco, and Wachovia Bank, National Association entered into the financing agreement (the “Financing Agreement”) pursuant to which the lenders agreed to provide the Company with a senior secured financing facility (“the “Financing Facility”) in the maximum amount of $65 million. The Financing Facility consisted of (a) a revolving credit facility of up to $30 million outstanding at any time, including a $5 million subfacility for the issuance of letters of credit, and (b) a term loan facility of $35 million. On October 20, 2006, the Company drew down the $35 million term loan and approximately $13.6 million of revolving loans, and approximately $3.3 million in letters of credit were issued pursuant to the letter of credit subfacility. The Financing Facility was secured by a first priority lien on all of the Company’s assets, other than vessels, real estate and other assets pledged to secure loans made to the Company under the FFP, including the Pending Loan.

On March 26, 2007 (the “Closing Date”), the Company entered into a Credit Agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent, lender, swing line lender and letter of credit issuer, Regions Bank, Compass Bank and Farm Credit Bank of Texas (collectively, the “Lenders”). The Credit Agreement provides the Company with a $55 million senior credit facility (the “Senior Credit Facility”) consisting of (i) a 5-year revolving credit facility (the “Revolving Credit Facility”) of up to $20 million, including a $7.5 million sub-limit for the issuance of standby letters of credit and a $2.5 million sub-limit for swing line loans and (ii) a 5-year term loan (the “Term Loan”) of $35 million. The Senior Credit Facility replaced the Company’s Financing Facility, under which, as of the Closing Date, $28.7 million in principal was outstanding under a term loan and $6.5 million in principal was outstanding under revolving loans, and approximately $3.3 million in letters of credit were issued, primarily in support of worker’s compensation insurance programs. On the Closing Date, the Company drew down $35 million under the Term Loan and approximately $2.0 million under the Revolving Credit Facility, and had approximately $3.1 million issued in standby letters of credit, primarily in support of worker’s compensation insurance programs. The Senior Credit Facility is secured by a first priority lien on all of the Company’s assets, other than vessels, real estate and other assets pledged to secure loans made to the Company under the FFP, including the Pending Loan.

For the quarter ended March 31, 2007, as a result of the above mentioned refinancing the Company expensed approximately $2.2 million in deferred debt issuance costs and $0.8 million as a prepayment fee related to the Financing Facility.

As of March 31, 2007, the Company had $35.0 million outstanding under the Term Loan, $2.0 million outstanding under the Revolving Credit Facility and $3.1 million in letters of credit issued primarily in support of worker’s compensation insurance programs. As of March 31, 2007, the Company had $13.1 million available under the Revolving Credit Facility and the Company was in compliance with all of the covenants under the Senior Credit Facility. The Company has no off-balance sheet arrangements other than normal operating leases and standby letters of credit.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Note 7. Accrued Liabilities

Accrued liabilities as of March 31, 2007 and December 31, 2006 are summarized as follows:

	March 31, 2007	December 31, 2006
	(in thousands)
Salary and benefits	$1,735	$4,023
Insurance	3,850	4,186
Taxes, other than income tax	390	130
Trade creditors	4,909	4,664
Other	208	757

Total accrued liabilities	$11,092	$13,760

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

Note 9. Reconciliation of Basic and Diluted Per Share Data (in thousands except per share data)

	Earnings (Numerator)	Shares (Denominator)	Per Share Data
Three Months Ended March 31, 2007
Net loss	$(2,312)	—

Basic earnings per common share:
Earnings available to common shareholders	$(2,312)	16,330	$(0.14)

Effect of dilutive securities:
Stock options assumed exercised	—	—

Diluted earnings per common share:
Earnings available to common shareholders plus stock options assumed exercised	$(2,312)	16,330	$(0.14)

	Earnings (Numerator)	Shares (Denominator)	Per Share Data
Three Months Ended March 31, 2006
Net earnings	$2,526	—

Basic earnings per common share:
Earnings available to common shareholders	$2,526	25,043	$0.10

Effect of dilutive securities:
Stock options assumed exercised	—	978

Diluted earnings per common share:
Earnings available to common shareholders plus stock options assumed exercised	$2,526	26,021	$0.10

Options to purchase 4,156,785 shares of common stock at exercise prices ranging from $1.65 to $17.25 per share were outstanding during the three months ended March 31, 2007, but were not included in the computation of diluted earnings per share because inclusion of these shares would have been antidilutive.

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

Note 10. Components of Net Periodic Benefit Cost

	Three Months Ended March 31,
	2007	2006
Service cost	$—	$—
Interest cost	376	358
Expected return on plan assets	(405)	(343)
Amortization of prior service costs	—	—
Recognition of actuarial net loss	204	227

Net periodic pension cost	$175	$242

For the three months ended March 31, 2007, the Company made approximately $432,000 in contributions to the Company’s pension plan. The Company expects to make contributions of $2.4 million to the pension plan during the remainder of 2007. For the three months ended March 31, 2006, the Company made no contributions to the pension plan.

Note 11. Hurricane Losses

On August 29, 2005, the Company’s Moss Point, Mississippi fish processing facility and adjacent shipyard were severely damaged by Hurricane Katrina. On September 24, 2005, the Company’s Cameron, Louisiana and the Abbeville, Louisiana fish processing facilities were also severely damaged by Hurricane Rita. Each of these facilities was non-operational immediately after these weather related events. For the three month period ended March 31, 2006, $241,000 of additional clean-up costs was recognized in the Company’s statement of operations. See Note 12 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 for additional information.

Note 12. Subsequent Event

Subsequent to March 31, 2007, the Company entered into a cash-based interest rate swap agreement with Bank of America N.A. for $19,950,000 of its $35,000,000 Term Loan. The agreement effectively locks in the LIBOR portion of the interest rate for that $19,950,000 principal amount at 5.16% for the remaining term of the agreement.

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

The Company operates four menhaden processing plants: two in Louisiana, one in Mississippi and one in Virginia. The Company also operates a Health and Science Center in Reedville, Virginia, which provides 100-metric tons per day fish oil processing capacity for the Company’s food, industrial and feed grade oils. In January 2007, the Company opened its new technical center in Houston, Texas – The OmegaPure Technology and Innovation Center. The technical center has food science application labs as well as analytical, sensory, lipids research and pilot plant capabilities.

In August 2005, the Company’s Moss Point, Mississippi fish processing facility and adjacent shipyard were severely damaged by Hurricane Katrina. In September 2005, the Company’s Cameron, Louisiana and Abbeville, Louisiana fish processing facilities were also severely damaged by Hurricane Rita. Each of these facilities was non-operational immediately after these weather events. The Moss Point, Abbeville and Cameron facilities accounted for approximately 16%, 31% and 22%, respectively, of the Company’s full year 2004 production tonnage, so as an immediate result of the two hurricanes, approximately 70% of the Company’s operating capacity was impaired and the Company’s business, results of operations and financial condition were materially adversely affected. The Company’s four plants, assuming that no hurricane damage had occurred, would have had an aggregate annual processing capacity as of December 31, 2005 of approximately 950,000 tons of fish. The hurricane damages have reduced the Company’s annual aggregate processing capacity to approximately 850,000 tons as of March 31, 2007. The Company anticipates that the decrease in annual processing capacity will have no effect on the Company’s ability to process in the future because the Company has historically operated at processing levels substantially below maximum capacity.

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

The direct impact of the two hurricanes upon the Company was a loss of physical inventories and physical damage to the plants. As of March 31, 2007, the Company estimated its cumulative hurricane damages at approximately $29.3 million, of which approximately at least $12.0 million is expected to be recovered under insurance policies and was recorded as a receivable as of September 30, 2005. Of the $12.0 million, $2.0 million, $2.0 million and $6.4 million was received in the fourth quarter of 2005, first quarter of 2006 and first quarter of 2007, respectively. Therefore, the Company has recognized a cumulative $17.3 million net loss through March 31, 2007 due to estimated damages in excess of insurance recoveries. Of the damage estimate, approximately $2.5 million was related to damaged fish meal inventory and approximately $13.0 million was related to write-offs of inventory costs that had been allocated and deferred to future production that did not occur. The Company did not maintain business interruption insurance for these types of deferred inventory costs due to its high cost and limited availability.

In order to facilitate the insurance recovery process, on July 28, 2006, the Company filed a lawsuit against its property insurance carriers, Lexington Insurance Company and RSUI Indemnity Company, in the U.S. District Court for the Western District of Louisiana, alleging breach of contract and bad faith based on the insurance carriers’ failure to pay amounts due to the Company under its property insurance policies for damages sustained from Hurricanes Katrina and Rita in the third quarter of 2005. The Company seeks recovery in a jury trial of all available damages to which it is entitled by law, legal interest on those damages, the cost of the litigation and any other damages as the court deems appropriate. The total damages sought by the Company in the lawsuit are in excess of the amount the Company has remaining as a receivable relating to its initial recorded hurricane claim from its property insurance carriers. Discovery in the lawsuit is ongoing and a trial date has been set for November 5, 2007. The Company believes collection of the recorded receivable of $1.6 million is probable; however, an unfavorable outcome of the proceeding could have a material impact on the Company’s financial position and result of operations.

The 2006 oil yield results were the poorest in recent Company history. For illustrative purposes, the Company’s oil yields for the 2006 fishing season were lower by 28% compared to those in the 2005 fishing season and were lower by 24% compared to the Company’s 10 year oil yield average. The causes of lower fish oil yields are believed to relate to fish diet, weather and water temperature but are not generally well understood. The impact of these poor oil yields have resulted in significantly higher per unit inventory costs and fewer volumes available for future sale. These higher unit costs and fewer volumes available for sale have adversely impacted financial results for the fourth quarter of 2006 and first quarter of 2007, and are expected to adversely impact financial results, to some extent, for the second quarter of 2007.

All of the Company’s products contain healthy long-chain Omega-3 fatty acids. Omega-3 fatty acids are commonly referred to as “essential fatty acids” because the human and animal bodies do not produce them. Instead, essential fatty acids must be obtained from outside sources, such as food or special supplements. Long-chain Omega-3s are also commonly referred to as a “good fat” for their health benefits, as opposed to the “bad fats” that create or aggravate health conditions through long-term consumption. Scientific research suggests that long-chain Omega-3s as part of a balanced diet may provide significant benefits for health issues such as cardiovascular disease, inflammatory conditions and other ailments.

OMEGA PROTEIN CORPORATION

Under its production process, the Company produces OmegaPure®, a taste-free, odorless refined fish oil which is the only marine source of long-chain Omega-3’s directly affirmed by the U.S. Food and Drug Administration (“FDA”) as a food ingredient that is Generally Recognized as Safe (“GRAS”). For additional information, see “Company Overview—Products – Refined Fish Oil – Food Grade Oils” in Items 1 and 2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

The Company operates through two material subsidiaries: Omega Protein, Inc. and Omega Shipyard, Inc. Omega Protein, Inc. is the Company’s principal operating subsidiary for its menhaden processing business and is the successor to a business conducted since 1913. Omega Shipyard, Inc. owns a drydock facility in Moss Point, Mississippi, which is used to provide shoreside maintenance for the Company’s fishing fleet and, subject to outside demand and excess capacity, occasionally for third-party vessels. Revenues from shipyard work for third-party vessels for the three months ended March 31, 2007 and 2006 were not material. The Company also has a number of other immaterial direct and indirect subsidiaries.

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

Available Information

The Company files annual, quarterly and current reports and other information with the SEC. The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed under the Securities and Exchange Act of 1934 (“Exchange Act”), as well as Section 16 filings by officers and directors, are available free of charge at the Company’s website at www.omegaproteininc.com or at the SEC’s website at www.sec.gov and are posted as soon as reasonably practicable after they are filed with the SEC. The Company will provide a copy of these documents to stockholders upon request. Information on the Company’s website or any other website is not incorporated by reference into this report and does not constitute part of this report.

OMEGA PROTEIN CORPORATION

In addition, the public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F. Street, NE., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

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

Fishing. During the first quarter of 2007, the Company owned a fleet of 59 fishing vessels and 32 spotter aircraft for use in its fishing operations and also leased additional aircraft where necessary to facilitate operations. During the 2007 fishing season in the Gulf of Mexico, which runs from mid-April through October, the Company plans to operate 30 fishing and carry vessels and 28 spotter aircraft. The fishing area in the Gulf is generally located along the Gulf Coast, with a concentration off the Louisiana and Mississippi coasts. The fishing season along the Atlantic coast begins in early May and usually extends into December. During the 2007 season, the Company plans to operate 10 fishing vessels and 7 spotter aircraft along the Mid-Atlantic coast, concentrated primarily in and around Virginia and North Carolina. The remaining fleet of fishing vessels and spotter aircraft are not routinely operated during the fishing season and are back-up to the active fleet, used for other transportation purposes, inactive or in the process of refurbishment in the Company’s shipyard.

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

The Company’s principal raw material is menhaden, a species of fish that inhabits coastal and inland tidal waters in the United States. Menhaden are undesirable for direct human consumption due to their small size, prominent bones and high oil content. Certain state agencies, as well as interstate compacts, impose resource depletion restrictions on menhaden pursuant to fisheries management legislation or regulations and may impose additional legislation or regulations in the future. For example, in February 2007, the Commonwealth of Virginia established an annual cap for a five year period beginning in 2006 on the Company’s menhaden landings from the Chesapeake Bay in an amount equal to the Company’s average annual landings over a five year period from 2001 to 2005 (approximately 109,020 metric tons). The Virginia restrictions also allow the Company a credit whereby any under-harvest in a particular year below the 109,020 metric ton cap would be added to increase the cap for the following year, up to a maximum of 122,740 metric tons per year. See the Company’s Annual Report on Form 10-K

OMEGA PROTEIN CORPORATION

for the fiscal year ended December 31, 2006 “Items 1 and 2. Business and Properties – Company Overview—Regulation”. To date, the Company has not experienced any material adverse impact on its fish catch or results of operations as a result of these restrictions.

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

Health and Science Center. In October 2004, the Company completed construction and commenced operation of a new Health and Science Center that provides 100-metric tons per day fish oil processing capacity. The new center is located adjacent to the Company’s Reedville, Virginia processing plant. The food-grade facility includes state-of-the-art processing equipment and controls that will allow the Company to refine, bleach, fractionate and deodorize its menhaden fish oil and has more than tripled the Company’s previous refined fish oil production capacity for food, industrial and feed grade oils. The facility also provides the Company with automated packaging and on-site refrigerated storage capacity and has a lipids analytical laboratory to enhance the development of Omega-3 oils and food products.

New Technology and Innovation Center. In January 2007, the Company opened its new OmegaPure Technology and Innovation Center located in Houston, Texas to further develop its OmegaPure® food grade Omega-3 product line. The new facility has food science application labs, as well as analytical, sensory and pilot plant capabilities. The new facility also has a lipids research lab where the Company plans to continue to develop new Omega-3 products that have improved functionality and technical characteristics.

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

The direct impact of the two hurricanes upon the Company was a loss of physical inventories and physical damage to the plants. As of March 31, 2007, the Company estimated its cumulative hurricane damages at approximately $29.3 million, of which approximately at least $12.0 million is expected to be recovered under insurance policies and was recorded as a receivable as of September 30, 2005. Of the $12.0 million, $2.0 million, $2.0 million and $6.4 million was received in the fourth quarter of 2005, first quarter of 2006 and first quarter of 2007, respectively. Therefore, the Company has recognized a cumulative $17.3 million net loss through March 31, 2007 due to estimated damages in excess of insurance recoveries. Of the damage estimate, approximately $2.5 million was related to damaged fish meal inventory and approximately $13.0 million was related to write-offs of inventory costs that had been allocated to future production that did not occur. Not included in the amounts listed are the replacement capital costs of property and equipment, which did not have any book basis and were destroyed in the hurricanes.

The Company did not maintain business interruption insurance for these types of deferred inventory costs due to its high cost and limited availability. See “Item 8. Financial Statements and Supplementary Data – Note 12 Hurricane Losses” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 for additional information on the components of the hurricane related losses. A substantial portion of the amounts listed are based upon estimates and assumptions. Actual amounts, when available, could differ materially from those estimates and changes to those estimates could have a material effect on the Company’s future financial statements.

In order to facilitate the insurance recovery process, on July 28, 2006, the Company filed a lawsuit against its property insurance carriers, Lexington Insurance Company and RSUI Indemnity Company, in the U.S. District Court for the Western District of Louisiana, alleging breach of contract and bad faith based on the insurance carriers’ failure to pay amounts due to the Company under its property insurance policies for damages sustained from Hurricanes Katrina and Rita in the third quarter of 2005. The Company seeks recovery in a jury trial of all available damages to which it is entitled by law, legal interest on those damages, the cost of the litigation and any other damages as the court deems appropriate. The total damages sought in the lawsuit by the Company are in excess of the amount the Company has remaining as a receivable relating to its initial recorded hurricane claim from its property insurance carriers. Discovery in the lawsuit is ongoing and a trial date has been set for November 5, 2007. The Company believes collection of the remaining recorded receivable of $1.6 million is probable; however, an unfavorable outcome of the proceeding could have a material impact on the Company’s financial position and results of operations.

The Company anticipates that further recoveries could be available, but such additional recoveries will require further estimation, analysis and discussions with the Company’s insurance carriers and adjusters and resolution of the lawsuit described above. Additional amounts will be recognized when the collection of such amounts are deemed probable.

OMEGA PROTEIN CORPORATION

As of December 31, 2005, the Company’s four active processing plants, assuming that no hurricane damages had occurred, would have had an aggregate annual capacity to process approximately 950,000 tons of fish. The previously described hurricane damages reduced the annual aggregate processing capacity to approximately 850,000 tons as of March 31, 2007. The Company anticipates that the decrease in annual processing capacity will have no effect on the Company’s ability to process in the future because the Company has historically operated at processing levels substantially below maximum capacity. Operations at the Cameron fish processing facility were re-established in June 2006, but at reduced processing capabilities. The Cameron facility became fully operational in September 2006.

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

Historically, approximately 35% to 40% of Omega’s FAQ grade fish meal was sold on a two-to-twelve-month forward contract basis. The balance of FAQ grade fish meal and other products was substantially sold on a spot basis through purchase orders. In 2002, the Company began a similar forward sales program for its specialty grade meals and crude fish oil due to increasing demand for these products. During 2004, 2005 and 2006, approximately 43%, 70% and 70%, respectively, of the Company’s specialty meals and crude fish oil had been sold on a forward contract basis. Prior to the beginning of the Company’s 2007 fishing season, approximately 51% and 49% of the Company’s 2007 forecasted fish meal and crude fish oil, respectively, had either been sold or sold forward on a contract basis. The percentage of fish meal and crude fish oil sold on a forward contract basis will fluctuate from year to year based upon perceived market availability.

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

OMEGA PROTEIN CORPORATION

The following table sets forth the Company’s revenues by product (in millions) and the approximate percentage of total revenues represented thereby, for the indicated periods:

	Three Months Ended March 31,
	2007		2006
	Revenues	Percent	Revenues	Percent
Regular Grade	$4.0	13.0%	$4.4	15.6%
Special Select	15.0	48.2	10.2	36.0
Sea-Lac	1.6	5.1	2.6	9.2
Crude Oil	7.1	22.8	8.3	29.3
Refined Oil	2.8	9.0	2.3	8.1
Fish Solubles	0.6	1.9	0.5	1.8

Total	$31.1	100.0%	$28.3	100.0%

Customers and Marketing. Most of the Company’s marine protein products are sold directly to approximately 600 customers by the Company’s agriproducts sales department, while a smaller amount is sold through independent sales agents. Product inventory was $27.3 million on March 31, 2007 versus $48.9 million as of December 31, 2006.

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

Part of the Company’s business plan involves expanding its purchase and resale of other manufacturers’ fish meal and fish oil products. During 2005 and 2006, the Company’s fish catch and resultant product inventories were reduced, primarily due to adverse weather conditions, and the Company further expanded its purchase and resales of other fish meals and oils (primarily Panamanian, Peruvian and Mexican fish meal and U.S. menhaden oil). Although operating margins from these activities are less than the margins typically generated from the Company’s base domestic production, these operations provide the Company with a source of fish meal and oil to sell into other markets, some of which, the Company has not historically had a presence. During 2005, the Company purchased products totaling approximately 16,600 tons, or approximately 8% of total volume 2005 sales. During 2006, the Company purchased products totaling approximately 14,600 tons, or approximately 7% of total volume 2006 sales. The Company purchased 2,495 tons of crude fish oil during the three months ended March 31, 2007.

Insurance. The Company maintains insurance against physical loss and damage to its assets, coverage against liabilities to third parties it may incur in the course of its operations, as well as workers’ compensation, United States Longshoremen’s and Harbor Workers’ Compensation Act and Jones Act coverage. Assets are insured at replacement cost, market value or assessed earning power. The Company’s limits for liability coverage are statutory or $50 million. The $50 million limit is comprised of several excess liability policies, which are subject to deductibles, underlying limits, annual aggregates and exclusions. The Company believes its insurance coverage to be in such form, against such risks, for such amounts and subject to such deductibles and self-retentions as are prudent and normal for its operations. Over recent years, the Company has elected to increase its deductibles and self-retentions in order to achieve lower insurance premium costs. These higher deductibles and self-retentions have resulted in greater costs to the Company in the cases of Hurricanes Katrina and Rita and will expose the Company to greater risk of loss if additional future claims occur. In addition, the Company’s cost of insurance for property damage has increased materially and may further increase materially in future years as insurers recoup losses paid and to be paid out in connection with hurricanes Katrina and Rita by charging higher premiums. The Company does not maintain business interruption insurance due to its high cost and limited availability.

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

OMEGA PROTEIN CORPORATION

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

The direct impact of the two hurricanes upon the Company was a loss of physical inventories and physical damage to the plants. The interruption of processing capabilities caused the Company to address the impact of abnormal downtime of its processing facilities, which resulted in the immediate recognition of costs which would ordinarily have been captured as inventory costs. The amounts of these losses are more fully described in Note 11 to the Consolidated Financial Statements.

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

OMEGA PROTEIN CORPORATION

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

OMEGA PROTEIN CORPORATION

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

OMEGA PROTEIN CORPORATION

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

Results of Operations

The following table sets forth as a percentage of revenues certain items of the Company’s operations for each of the indicated periods.

	Three Months Ended March 31,
	2007	2006
Revenues	100.0%	100.0%
Cost of sales	79.9	75.3

Gross profit	20.1	24.7
Selling, general and administrative expense	15.5	11.7
Research and development expense	0.7	—
Loss resulting from natural disaster	—	0.9
Gain on disposal of assets	—	—

Operating income	3.9	12.1
Interest income	0.3	0.8
Interest expense	(5.4)	(1.9)
Loss resulting from debt refinancing	(9.7)	—
Other income (expense), net	(0.3)	—

Income (loss) before income taxes	(11.2)	11.0
Provision (benefit) for income taxes	(3.8)	2.1

Net income (loss)	(7.4)%	8.9%

Interim Results for the First Quarters ended March 31, 2007 and March 31, 2006

Revenues. Revenues increased $2.8 million or 10.0% for the quarter ended March 31, 2007 as compared to the quarter ended March 31, 2006. The increase was primarily due to a 23.4% and 23.2% increase in sales prices of the Company’s fish meal and fish oil, respectively, partially offset by a 2.7% and 24.3% decline in sales volumes of the Company’s fish meal and fish oil, respectively. The Company experienced a $6.1 million increase in revenues due to increased sales prices and a $3.3 million decrease in revenues due to decreased sales volumes of the Company’s fish meal and fish oil.

Cost of Sales. Cost of sales, including depreciation and amortization, for the current quarter ended March 31, 2007 was $24.9 million, an increase of $3.6 million or 16.7% from $21.3 million for the quarter ended March 31, 2006. Cost of sales as a percentage of revenues increased 4.6% to 79.9% for the quarter ended March 31, 2007. The increase in cost of sales as a percentage of revenues was due to increased per unit production costs due to high energy prices and decreased fish oil yields, partially offset by higher sales prices, as noted above, for the current quarter.

OMEGA PROTEIN CORPORATION

Gross Profit. Gross profit decreased 10.4% from a $7.0 million gross profit in the quarter ended March 31, 2006 to $6.3 million in the current quarter ended March 31, 2007. The decrease in gross profit was primarily due to increased per unit production costs offset by increased sales prices, as discussed above.

Selling, general and administrative expenses. Selling, general, and administrative expenses increased $1.7 million from $3.3 million for the first quarter ended March 31, 2006 to $5.0 million for the first quarter ended March 31, 2007. This increase was attributable primarily to bonuses, increased audit and audit related expenditures and other consulting expenditures relating to hurricane insurance recovery efforts.

Research and development expenses. Research and development expenses were approximately $208,000, for the quarter ended March 31, 2007. This balance represents costs incurred at the Company’s OmegaPure Technology and Innovation Center which commenced operations in January 2007.

Loss resulting from natural disaster. For the quarter ended March 31, 2006, the Company incurred losses of $241,000 relating to damages, clean up costs, incurred at its Moss Point, Mississippi fish processing facility and adjacent shipyard from Hurricane Katrina, and damages incurred at its Cameron and Abbeville, Louisiana fish processing facilities from Hurricane Rita. No such costs were incurred during the current quarter.

Operating income. As a result of the factors discussed above, the Company’s operating income decreased $2.2 million from operating income of $3.4 million for the quarter ended March 31, 2006 to operating income of $1.2 million for the quarter ended March 31, 2007.

Interest income. Interest income decreased $154,000 for the current quarter ended March 31, 2007 as compared to the quarter ended March 31, 2006. The decrease was primarily due to a lower balance of the Company’s cash and cash equivalents on which returns are generated.

Interest expense. Interest expense increased $1.1 million for the current quarter ended March 31, 2007 as compared to the quarter ended March 31, 2006. The increase in interest expense is primarily due to interest associated with the additional debt the Company incurred in October 2006, which was refinanced at a reduced interest rate on March 26, 2007.

Refinancing expense. Refinancing expenses were $3.0 million for the current quarter ended March 31, 2007. The expenses relate to previously deferred debt issuance cost and other costs that became immediately recognized when the Company refinanced the financing facility with Abelco Finance LLC on March 26, 2007.

Other income (expense), net. Other expense, net increased $80,000 in the current quarter ended March 31, 2007 as compared to the quarter ended March 31, 2006. The increase was primarily due to the fees paid to the Company’s bank lenders.

Provision for income taxes. The Company recorded a $1.2 million benefit for income taxes for the first quarter 2007 representing an effective tax rate of 34.0% for income taxes compared to 18.6% for the first quarter 2006. This increase in the effective tax rate is primarily as a result of factors experienced in the prior year that will have less of an impact in the current year. These factors include increased amounts of interest income exempt from income tax, the partial exclusion of income on foreign sales, income tax credits attributable to post-hurricane wages and a state income tax benefit. The Company believes that it is more probable than not that the recorded estimated deferred tax asset benefits and state operating loss carry-forwards will be realized except for the amount for which a valuation allowance has been provided. The statutory tax rate of 34% for U.S. federal taxes was in effect for the respective periods.

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

At March 31, 2007, the Company had an unrestricted cash balance of $6.4 million, down $1.6 million from December 31, 2006. This decrease was primarily due to capital expenditures, the refinancing of the prior credit facility with Abelco Finance LLC which was offset by the receipt of a partial payment of insurance proceeds related to the 2005 hurricanes, and other events as described in “—Results of Operations”. The Company’s annual revenues and its resulting liquidity are highly dependent on annual fish catch, production yields, selling prices for its products and inventories available for sale. While the Company’s fish catch and selling prices for its products increased in 2006 over 2005, those increases were offset by very poor fish oil yields, which resulted in significantly higher per unit inventory costs and fewer volumes of fish oil available for future sale. These higher costs and lower volumes of fish oil available for sale have adversely impacted the financial results in the first quarter of 2007, and are expected to adversely affect financial results, to some extent, in the second quarter of 2007.

The aggregate amount of the Company’s outstanding indebtedness at March 31, 2007 was approximately $70.3 million compared to approximately $75.2 million at December 31, 2006. As a result, the Company has a highly leveraged financial structure, limiting its financial flexibility. In particular, the Company will be required to use a portion of its cash flows to pay principal and interest on its debt, which will reduce the amount of money the Company has for operations, capital expenditures, expansion, acquisitions or general corporate or other business activities. In addition, the covenants contained in the Company’s debt agreements limit its ability to borrow money in the future for acquisitions, capital expenditures or to meet the Company’s operating expenses or other general corporate obligations. See “Risk Factors—The Company has a substantial amount of indebtedness, which may adversely affect its ability to operate its business, remain in compliance with debt covenants and make payments on its debt.”

Source of Capital: Operations

Net cash flow provided by (used in) operating activities decreased from approximately $2.7 million for the three month period ended March 31, 2006 to ($0.3) million for the three month period ended March 31, 2007. The decrease in operating cash flow is primarily attributable to the decreases in net income and increase in receivables and is partially offset by decreased inventory balances.

OMEGA PROTEIN CORPORATION

Source of Capital: Debt

Net financing activities used cash of $5.0 million and $0.5 million during the three month periods ended March 31, 2007 and 2006, respectively. The three month period ended March 31, 2007 included approximately $43.3 million in total borrowings, $47.5 million in principal payments with respect to the Company’s prior credit facility with Ableco Finance LLC, $0.7 million in debt issuance costs associated with the new Senior Credit Facility, $0.8 million used for payments of other debt obligations and $0.6 million in proceeds received from stock options exercised. The three month period ended March 31, 2006 included $0.6 million used for payments of debt obligations and $0.1 million in proceeds received from stock options exercised.

Under Title XI, as administered under the FFP, the Company has secured loans through lenders with terms generally ranging between 12 and 20 years at interest rates between 6% and 8% per annum which are enhanced with a government guaranty to the lender for up to 80% of the financing. The Company’s current Title XI borrowings are secured by liens on 17 fishing vessels and mortgages on the Company’s Reedville, Virginia and Abbeville, Louisiana plants. In 1996, Title XI borrowing was modified to permit use of proceeds from borrowings obtained through this program for shore-side construction.

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

On December 1, 2005, pursuant to the Title XI program, the FFP approved a second financing application made by the Company in the amount of $16.4 million (the “Second Approval Letter”). In May 2006, the Company submitted a $6.3 million financing request under the Second Approval Letter. The Company closed on the $6.3 financing in the first quarter of 2007. As of March 31, 2007, the Company had approximately $33.3 million of borrowings outstanding under Title XI and was in compliance with all of the covenants contained therein.

On October 20, 2006, the Company, certain of its subsidiaries and Abelco Finance LLC (“Ableco”), A3 Fund Management LLC, an affiliate of Abelco, and Wachovia Bank, National Association entered into the financing agreement (the “Financing Agreement”) pursuant to which the Lenders agreed to provide the Company with a senior secured financing facility (“the “Financing Facility”) in the maximum amount of $65 million. The Financing Facility consisted of (a) a revolving credit facility of up to $30 million outstanding at any time, including a $5 million subfacility for the issuance of letters of credit, and (b) a term loan facility of $35 million. On October 20, 2006, the Company drew down the $35 million term loan and approximately $13.6 million of revolving loans, and approximately $3.3 million in letters of credit were issued pursuant to the letter of credit subfacility. The Financing Facility was secured by a first priority lien on all of the Company’s assets, other than vessels, real estate and other assets pledged to secure loans made to the Company under the FFP, including the Pending Loan. For a more detailed description of the terms and conditions of the Financing Facility and Financing Agreement, see the Company’s Current Report on Form 8-K filed with the SEC on October 24, 2006.

On March 26, 2007 (the “Closing Date”), the Company entered into a Credit Agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent, lender, swing line lender and letter of credit issuer, Regions Bank, Compass Bank and Farm Credit Bank of Texas (collectively, the “Lenders”). The Credit Agreement provides the Company with a $55 million senior credit facility (the “Senior Credit Facility”) consisting

OMEGA PROTEIN CORPORATION

of (i) a 5-year revolving credit facility (the “Revolving Credit Facility”) of up to $20 million, including a $7.5 million sub-limit for the issuance of standby letters of credit and a $2.5 million sub-limit for swing line loans and (ii) a 5-year term loan (the “Term Loan”) of $35 million. The Senior Credit Facility replaced the Company’s Financing Facility, under which, as of the Closing Date, $28.7 million in principal was outstanding under a term loan and $6.5 million in principal was outstanding under revolving loans, and approximately $3.3 million in letters of credit were issued, primarily in support of worker’s compensation insurance programs. On the Closing Date, the Company drew down $35 million under the Term Loan and approximately $2.0 million under the Revolving Credit Facility, and had approximately $3.1 million issued in standby letters of credit, primarily in support of worker’s compensation insurance programs. The Financing Facility is secured by a first priority lien on all of the Company’s assets, other than vessels, real estate and other assets pledged to secure loans made to the Company under the FFP, including the Pending Loan.

Aggregate amounts outstanding under the Revolving Credit Facility (including standby letters of credit and swing line loans) are limited to an amount not to exceed the lesser of (i) $20 million and (ii) an amount equal to the sum of (a) 80% of Eligible Accounts Receivable (as defined in the Credit Agreement) plus (b) 50% of net book value of Eligible Inventory (as defined in the Credit Agreement), provided that Eligible Inventory shall not comprise more than 50% of the total of (a) and (b). Standby letters of credit will be issued by, and swing line loans will be made available by, Bank of America, N.A. and each Lender will purchase an irrevocable and unconditional participation in each standby letters of credit and swing line loan, subject to certain conditions. Swing line loans will be made available on a same day basis in minimum amounts of $100,000, subject to certain conditions.

Any loan (other than swing line loans) under the Senior Credit Facility bears interest at a rate equal to the Applicable Margin, as determined in accordance with the pricing grid set forth below, plus one of the following indexes: (i) Eurodollar and (ii) the Base Rate (defined as the higher of (a) the Federal Funds Rate plus 0.50% and (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate”). Each swing line loan bears interest at the Base Rate plus the Applicable Margin for Base Rate loans.

Consolidated Leverage Ratio of the Company and its Subsidiaries	Applicable Commitment Fee	Letters of Credit Fee	Applicable Margin for Eurodollar Loans	Applicable Margin for Base Rate Loans
Less than 2.0x	0.40%	2.00%	2.00%	0.50%
Less than 2.50x but greater than or equal to 2.0x	0.40%	2.25%	2.25%	0.75%
Less than 3.0x but greater than or equal to 2.5x	0.40%	2.375%	2.375%	1.00%
Less than 3.5x but greater than or equal to 3.0x	0.40%	2.50%	2.50%	1.25%
Greater than or equal to 3.5x	0.50%	2.75%	2.75%	1.50%

All borrowings made on the Closing Date were made as Base Rate loans. These Base Rate loans were converted to Eurodollar loans three days after the Closing Date. On March 26, 2007, the Company entered into a cash-based interest rate swap agreement with Bank of America N.A for $19,950,000 of the Term Loan. The Term Loan effectively locks in the LIBOR portion of the interest rate for the $19,950,000 at 5.16% for the remaining term of the Term Loan.

The Credit Agreement requires the Company comply with various affirmative and negative covenants affecting its business and operations. In addition, the Company is required to comply with the following financial covenants:

•

The Company is required to maintain Consolidated Net Worth (as defined in the Credit Agreement) of at least $85,000,000, which is increased on a cumulative basis as of the end of each fiscal quarter (commencing June 30, 2007) by an amount equal to 75% of Consolidated Net Income (as defined in the Credit Agreement) (to the extent positive) for the fiscal quarter then ended plus 100% of the amount of certain equity issuances after the Closing Date that increase consolidated shareholders’ equity.

OMEGA PROTEIN CORPORATION

•

The Company is required to maintain, as of the end of each fiscal quarter (commencing March 31, 2007), a Consolidated Leverage Ratio (as defined in the Credit Agreement) of 4.0 to 1.0, which will be reduced to (i) 3.75 to 1.0 on September 30, 2007, (ii) 3.25 to 1.0 on December 31, 2007, (iii) 3.0 to 1.0 on December 31, 2008, (iv) 2.75 to 1.0 on December 31, 2009 and (iv) 2.5 to 1.0 on December 31, 2010 for thereafter.

•

The Company is required to maintain, as of the end of each fiscal quarter (commencing March 31, 2007), a Consolidated Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of at least 1.1 to 1.0.

•

The Company is required to maintain, at the end of each fiscal quarter (commencing March 31, 2007), a Consolidated Asset Coverage Ratio (as defined in the Credit Agreement) of 1.5 to 1.0, which will be increased to 2.0 to 1.0 on December 31, 2008 for thereafter.

•	The Company is not permitted to have Consolidated Capital Expenditures (as defined in the Credit Agreement) in excess of $15 million for any fiscal year.

The Senior Credit Facility will terminate on March 26, 2012 (the “Maturity Date”). All loans and all other obligations outstanding under the Senior Credit Facility shall be payable in full on the Maturity Date. For a more detailed description of the terms and conditions of the Credit Agreement, see the Company’s Current Report on Form 8-K filed with the SEC on March 30, 2007.

As of March 31, 2007, the Company had $35.0 million outstanding under the Term Loan, $2.0 million outstanding under the Revolving Credit Facility and approximately $3.1 million in letters of credit issued primarily in support of worker’s compensation insurance programs. As of March 31, 2007, the Company had $13.1 million available under the Revolving Credit Facility and the Company was in compliance with all of the covenants under the Senior Credit Facility. The Company has no off-balance sheet arrangements other than normal operating leases and standby letters of credit.

Use of Capital: Operations

Net investing activities provided (used) cash of $3.6 million and $(4.5) million for the three month periods ended March 31, 2007 and 2006, respectively. The Company’s investing activities consist mainly of capital expenditures for equipment purchases, replacements, vessel refurbishments, and fish oil refining processes. The Company made capital expenditures of approximately $2.7 million and $6.5 million, for the three month periods ended March 31, 2007 and 2006, respectively. The Company anticipates making approximately $9 million in capital expenditures in 2007 primarily for the refurbishment of vessels and plant assets and for the repair of certain equipment. Investing activities also includes the receipt of $6.4 and $2.0 million from an insurance company relating to hurricanes Katrina and Rita for the three month periods ended March 31, 2007 and 2006, respectively.

The Company believes that the existing cash, cash equivalents, short-term investments and funds available through the Senior Credit Facility and/or Title XI indebtedness described above will be sufficient to meet its working capital and capital expenditure requirements through at least the next twelve months. In addition, the Company

OMEGA PROTEIN CORPORATION

expects to receive insurance proceeds from hurricane damages to assist in meeting its capital expenditures. As of March 31, 2007, the Company had an insurance receivable related to hurricane damages of approximately $1.6 million. In conjunction with the Company filing a lawsuit against its property insurance carriers as noted in Note 4 – Other Assets, $1.6 million of the receivable was reclassified from current assets to long-term assets given that the Company expects the recovery of the receivable to take place in 2008. On February 23, 2007, the Company received a third advance from its primary property insurance carrier of $6.4 million.

Use of Capital: Acquisitions

The Company from time to time considers potential transactions including, but not limited to, enhancement of physical facilities to improve production capabilities and the acquisition of other businesses. Certain of the potential transactions reviewed by the Company would, if completed, result in its entering new lines of business (generally including certain businesses to which the Company sells its products such as pet food manufacturers, aquaculture feed manufacturers, fertilizer companies and organic foods manufacturers and distributors), although historically, reviewed opportunities have been generally related in some manner to the Company’s existing operations or which would have added new protein products to the Company’s product lines. Although the Company does not explicitly budget for acquisitions and, as of the date hereof, does not have any commitment with respect to a material acquisition, it could enter into such agreement in the future. Depending on the size of the acquisition, the Company would expect to finance the transaction using internally generated cash flows and its Financing Facility, or, if necessary, equity or debt financings. The Company cannot assure that such financings will be available on acceptable terms, if at all.

Use of Capital: Contractual Obligations

The following tables aggregate information about the Company’s contractual cash obligations and other commercial commitments (in thousands) as of March 31, 2007:

	Payments Due by Period
Contractual Cash Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years
Long Term Debt	$70,255	$4,525	$14,877	$30,621	$20,232
Interest on long term debt	26,194	4,962	8,545	6,242	6,445
Operating Leases	8,510	1,799	2,611	1,556	2,544
Pension Funding	6,582	2,247	2,188	1,233	914
Standby Letters of Credit (1)	3,099	3,099	—	—	—
Energy Commitment(2)	7,350	7,350	—	—	—

Total Contractual Cash Obligations	$121,990	$23,982	$28,221	$39,652	$30,135

(1)	As of March 31, 2007, the Company had $3.1 million in standby letters of credit under the Senior Credit Facility.

(2)	As of March 31, 2007, the Company had purchase commitments for energy usage in the normal course of business of approximately $7.4 million that will be delivered in quantities expected to be used in the normal course of business during the 2007 fishing season.

OMEGA PROTEIN CORPORATION

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

Based on and as of the date of that evaluation, the Company’s CEO and CFO have concluded that (i) the Company’s disclosure controls and procedures are designed to ensure that information required to be included by the Company in the reports that the Company files or submits to the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure, and (ii) that the Company’s disclosure controls and procedures are effective.

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

The costs of energy may materially impact the Company’s business. The Company has experienced substantially higher costs for energy in recent years, particularly in 2005 and 2006, and expects these higher costs to continue into 2007. The Company’s business is materially dependent on diesel fuel for its vessels and natural gas for its operating facilities. The costs of these commodities, which are beyond the Company’s control, may have an adverse material impact on the Company’s business, results of operations and financial condition.

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

The Company’s 2006 oil yield results have been the poorest in its recent history. For illustrative purposes, the Company’s oil yields for the 2006 fishing season are lower by 28% compared to those in the 2005 fishing season and are lower by 24% compared to the Company’s 10 year oil yield average. The Company believes that the causes of lower fish oil yields relate to fish diet, weather and water temperature but such causes are not generally well understood. The impact of these poor oil yields have resulted in significantly higher per unit inventory costs and fewer volumes available for future sale. These higher unit costs and fewer volumes available for sale have adversely impacted financial results for the fourth quarter of 2006 and first quarter of 2007, and are expected to adversely impact financial results to some extent, in the second quarter of 2007.

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

OMEGA PROTEIN CORPORATION

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

Risks Relating to the Company’s Ongoing Operations:

The Company has a substantial amount of indebtedness, which may adversely affect its ability to operate its business, remain in compliance with debt covenants and make payments on its debt. As of March 31, 2007, the aggregate amount of the Company’s outstanding indebtedness under its Senior Credit Facility and its loan agreements under the Title XI Fisheries Finance Program was approximately $70.3 million. The Company’s outstanding indebtedness could have important consequences for you, including the following:

•

it may be more difficult for the Company to satisfy its obligations with respect to its Senior Credit Facility and its loan agreements under the Title XI Fisheries Finance Program, and any failure to comply with the obligations of any of the agreements governing such indebtedness, including financial and other restrictive covenants, could result in an event of default under such agreements;

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

OMEGA PROTEIN CORPORATION

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

OMEGA PROTEIN CORPORATION

The Company participates in the United States H2B Visa Program whereby foreign nationals are permitted to enter the United States temporarily and engage in seasonal, non-agricultural employment. The Company utilizes its H2B Visa workers for a portion of its fishing vessel crews and plant personnel. Changes in the H2B Visa Program, the termination of that program, or caps on the number of workers available under that program, could have a material adverse effect upon the Company’s ability to secure a sufficient number of workers during periods of peak employment. In April 2007, the Company’s Moss Point, Mississippi facility was adversely affected for approximately a two week period due to paperwork delays in the H2B Visa Program caused by the federal government which did not allow the Company a full allocation of H2B Visa workers at the start of its 2007 fishing season.

The Company’s Senior Credit Facility and other Fisheries Finance Program loan agreements contain covenants and restrictions that may limit the Company’s financial flexibility. The Company’s Senior Credit Facility and the Company’s loan agreements under the Title XI Fisheries Finance Program contain various covenants and restrictions such as prohibitions on dividends and stock repurchases without the lender’s consent. The Senior Credit Facility also contains various financial covenants that the Company must comply with.

Investment Risks. Investment risks specifically related to the Company’s common stock include:

The limited liquidity for the Company’s common stock could affect your ability to sell your shares at a satisfactory price. The Company’s common stock is relatively illiquid. As of March 31, 2007, the Company had approximately 16,377,594 million shares of common stock outstanding. The average daily trading volume in the common stock during the prior 60 calendar days ending on that date was approximately 25,360 shares. A more active public market for the Company’s common stock, however, may not develop, which would continue to adversely affect the trading price and liquidity of the common stock. Moreover, a thin trading market for the common stock causes the market price for the common stock to fluctuate significantly more than the stock market as a whole. Without a large float, the Company’s common stock is less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of the common stock may be more volatile. In addition, in the absence of an active public trading market, you may be unable to liquidate your investment in the Company at a satisfactory price.

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

OMEGA PROTEIN CORPORATION

The number of shares of the Company’s common stock eligible for future sale could adversely affect the market price of its stock. The Company has reserved approximately 4.3 million shares of common stock for issuance under outstanding stock options, and the Company had outstanding options to purchase approximately 4.2 million shares of its common stock with a weighted average exercise price of $8.02 per share as of March 31, 2007. These shares of common stock are registered for resale on currently effective registration statements. In addition, the Company has registered the resale of 5,232,708 shares of common stock that were sold by Zapata to certain purchasers in a private transaction on a currently effective registration statement. Certain of the Company’s officers and directors have also entered into Rule 10b5-1 sales plans with brokers unaffiliated with the Company whereby they have committed to sell automatically and without discretion a predetermined number of shares of the Company’s common stock over a period of time according to their own individual criteria. The Company may issue additional restricted securities or register additional shares of common stock under the Securities Act in the future. The issuance of a significant number of shares of common stock upon the exercise of stock options, or the availability for sale, or sale, of a substantial number of the shares of common stock eligible for future sale under effective registration statements, under Rule 144 or otherwise, could adversely affect the market price of the common stock.

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

The Company has not paid dividends and does not expect to pay dividends in the near future. The Company has never declared or paid any cash dividends on its common stock since it became a public company in April 1998 and has no intention to do so in the near future. Any determination as to payment of dividends will be made at the discretion of the Company’s Board of Directors and will depend upon the Company’s operating results, financial condition, capital requirements, general business conditions and such other factors that the Board of Directors deems relevant. In addition, the payment of cash dividends is not permitted by the terms of the Company’s Senior Credit Facility.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

OMEGA PROTEIN CORPORATION

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.	Description of Exhibit
*10.1	Deed of Trust dated March 6, 2007 for the benefit of the United States of America (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2007).

*10.2	Mortgage and Assignment of Leases dated March 7, 2007 in favor of the United States of America (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2007).

*10.3	Promissory Note to the United States of America dated March 7, 2007 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2007).

*10.4	Security Agreement dated March 7, 2007 in favor of the United States of America (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2007).

*10.5	Title XI Financial Agreement dated March 7, 2007 with the United States of America (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2007).

*10.6	Guaranty Agreement dated March 7, 2007 in favor of the United States of America (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2007).

*10.7	Certification and Indemnification Agreement Regarding Environmental Matters dated March 7, 2007 in favor of the United States of America (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2007).

*10.8	Preferred Ship Mortgage dated March 7, 2007 in favor of the United States of America (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2007).

*10.9	Notice of Reduction of Commitments effective March 16, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2007).

*10.10	Credit Agreement dated as of March 26, 2007, among Omega Protein Corporation, Omega Protein, Inc., Protein Finance Company, Omega International Marketing Company, Omega International Distribution Company, Omega Shipyard, Inc., Protein Industries, Inc., Bank of America, N.A., as administrative agent, lender, swing line lender and letter of credit issuer, Regions Bank, as lender, Compass Bank, as lender, and Farm Credit Bank of Texas, as lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 30, 2007).

OMEGA PROTEIN CORPORATION

*10.11	Security Agreement dated as of March 26, 2007, made by Omega Protein Corporation, Omega Protein, Inc., Protein Finance Company, Omega International Marketing Company, Omega International Distribution Company, Omega Shipyard, Inc., Protein Industries, Inc. and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 30, 2007.

*10.12	First Preferred Fleet Mortgage made March 26, 2007 given by Omega Protein, Inc. to Omega Master Vessel Trust 2007 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 30, 2007).

31.1	Rule 13a-14(a)/15d-14(a) Certification for Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification for Chief Financial Officer.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Chief Executive Officer.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Chief Financial Officer.

*	Incorporated by reference

OMEGA PROTEIN CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMEGA PROTEIN CORPORATION
(Registrant)

May 4, 2007	By:	/s/ ROBERT W. STOCKTON
(Executive Vice President, Chief Financial Officer)