Form 10-Q
period 2007-06-30
OMEGA PROTEIN CORP
filed 2007-08-03
CIK 1053650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-14003

OMEGA PROTEIN CORPORATION

(Exact name of Registrant as specified in its charter)

State of Nevada	76-0562134
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2105 City West Blvd., Suite 500
Houston, Texas	77042-2838
(Address of principal executive offices)	(Zip Code)

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

Number of shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, on July 30, 2007: 16,925,976.

OMEGA PROTEIN CORPORATION

OMEGA PROTEIN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

(Dollars in thousands, except per share amounts)

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements and Notes

	June 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$3,876	$7,993
Receivables, net	22,521	19,632
Inventories	63,012	60,045
Prepaid expenses and other current assets	3,149	2,089

Total current assets	92,558	89,759
Other assets, net	4,885	6,080
Deferred tax assets, net	4,686	4,103
Property and equipment, net	99,088	100,776

Total assets	$201,217	$200,718

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$5,341	$2,467
Accounts payable	2,993	2,456
Accrued liabilities	19,497	13,760

Total current liabilities	27,831	18,683
Long-term debt	62,193	72,693
Pension liabilities, net	7,164	8,252

Total liabilities	97,188	99,628

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 10,000,000 shares; none issued	—	—
Common stock, $0.01 par value; authorized 80,000,000 shares; 16,873,001 and 16,209,527 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	169	162
Capital in excess of par value	98,802	95,961
Retained earnings	11,499	11,895
Accumulated other comprehensive loss	(6,441)	(6,928)

Total stockholders’ equity	104,029	101,090

Total liabilities and stockholders’ equity	$201,217	$200,718

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OMEGA PROTEIN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues	$37,094	$33,338	$68,223	$61,641
Cost of sales	28,299	28,002	53,165	49,313

Gross profit	8,795	5,336	15,058	12,328

Selling, general, and administrative expense	3,342	3,641	8,179	6,977
Research and development expense	179	—	387	—
Loss resulting from natural disaster (see Note 11 – Hurricane Losses)	—	192	—	433
Loss on disposal of assets	184	30	184	29

Operating income	5,090	1,473	6,308	4,889

Interest income	56	175	134	407
Interest expense	(1,269)	(528)	(2,940)	(1,052)
Loss resulting from debt refinancing	—	—	(3,024)	—
Other income (expense), net	(69)	(104)	(171)	(126)

Income before income taxes	3,808	1,016	307	4,118

Provision for income taxes	1,293	386	104	962

Net income	2,515	630	203	3,156

Other comprehensive income:
Pension benefit adjustment	204	—	408	—
Interest rate swap	71	—	71	—
Foreign currency translation adjustment, net of tax benefit	8	(6)	8	(9)

Comprehensive income	$2,798	$624	$690	$3,147

Basic earnings per share	$0.15	$0.03	$0.01	$0.13

Weighted average common shares outstanding	16,598	25,088	16,465	25,066

Diluted earnings per share	$0.14	$0.02	$0.01	$0.12

Weighted average common shares and common share equivalents outstanding	17,351	26,023	17,280	26,016

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OMEGA PROTEIN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in thousands, except per share amounts)

	Six Months Ended June 30,
	2007	2006
	(in thousands)
Cash flows from operating activities:
Net income	$203	$3,156
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	6,832	6,352
Loss resulting from refinancing	2,151	—
Loss on sale of assets, net	184	29
Provision for losses on receivables	15	15
Share based compensation	164	21
Deferred income taxes	(1,218)	896
Changes in assets and liabilities:
Receivables	(9,453)	(5,647)
Inventories	(2,967)	(12,060)
Prepaid expenses and other current assets	(1,060)	(2,579)
Other assets	(684)	(988)
Accounts payable	537	(2,572)
Accrued liabilities	5,737	10,938
Pension liabilities, net	(680)	52
Other, net	(33)	7

Total adjustments	(475)	(5,536)

Net cash used in operating activities	(272)	(2,380)

Cash flows from investing activities:
Proceeds from disposition of assets	—	1
Proceeds from insurance company, hurricanes	6,549	2,000
Capital expenditures	(4,770)	(13,468)

Net cash provided by (used in) investing activities	1,779	(11,467)

Cash flows from financing activities:
Principal payments of long-term debt obligations	(50,975)	(1,261)
Debt issuance costs	(723)	—
Proceeds from borrowings	43,349	—
Proceeds from stock options exercised	1,465	271
Tax effect of stock options exercised	1,252	65

Net cash used in financing activities	(5,632)	(925)

Effect of exchange rate changes on cash and cash equivalents	8	(9)

Net decrease in cash and cash equivalents	(4,117)	(14,781)
Cash and cash equivalents at beginning of year	7,993	26,362

Cash and cash equivalents at end of period	$3,876	$11,581

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OMEGA PROTEIN CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars and shares in thousands)

	Common Stock		Capital Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2006	16,210	$162	$95,961	$11,895	$(6,928)	$101,090
Issuance of common stock	663	7	1,589	—	—	1,596
Tax benefit from exercise of stock options	—	—	1,252	—	—	1,252
FIN 48 adoption, net of tax	—	—	—	(599)	—	(599)
Comprehensive income:
Net income	—	—	—	203	—	203
Other comprehensive income:
Interest rate swap adjustment, net of tax expense of $36	—	—	—	—	71	71
Foreign currency translation adjustment, net of tax expense of $4	—	—	—	—	8	8
Pension benefits adjustment, net of tax expense of $211	—	—	—	—	408	408

Total comprehensive income				203	487	690

Balance at June 30, 2007	16,873	$169	$98,802	$11,499	$(6,441)	$104,029

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

Basis of Presentation

These interim financial statements of Omega have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally provided have been omitted. The interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2006.

In the opinion of management the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary for a fair statement of the Company’s consolidated financial position as of June 30, 2007, and the results of its operations for the three and six month periods ended June 30, 2007 and its cash flows for the six month periods ended June 30, 2007 and 2006. Operating results are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

In order to facilitate the insurance recovery process, on July 28, 2006, the Company filed a lawsuit against its property insurance carriers, Lexington Insurance Company and RSUI Indemnity Company, in the U.S. District Court for the Western District of Louisiana, alleging breach of contract and bad faith based on the insurance carriers’ failure to pay amounts due to the Company under its property insurance policies for damages sustained from Hurricanes Katrina and Rita in the third quarter of 2005. The Company seeks recovery in a jury trial of all available damages to which it is entitled by law, legal interest on those damages, the cost of the litigation and any other damages as the court deems appropriate. The total damages sought by the Company in the lawsuit are in excess of the amount the Company has remaining as a receivable relating to its initial recorded hurricane claim from its property insurance carriers. Discovery in the lawsuit is ongoing and a trial date has been set for November 5, 2007. The Company believes the remaining recorded receivable of $1.4 million is fully collectible; however, an unfavorable outcome of the proceeding could have a material impact on the Company’s results of operations.

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

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

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

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

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

Interest Rate Swap Agreements

The Company does not enter into financial instruments for trading or speculative purposes. The principal financial instrument used for cash flow hedging purposes is an interest rate swap described below. The Company entered into an interest rate swap agreement to manage its exposure to interest rate changes. The swap effectively converts a portion of the Company’s variable rate debt under the Revolving Credit Facility (as defined below) to a fixed rate, without exchanging the notional principal amounts.

In April 2007, the Company entered into an interest rate swap agreement with a notional amount of $19,950,000 that is scheduled to mature in March 2012. Under this agreement, the Company receives a floating rate based on the LIBOR interest rate, and pays a fixed rate of 5.16% on the notional amount of $19,950,000. The Company has recorded an asset of $107,000 to recognize the fair value of interest derivatives, and has also recorded a deferred tax liability of $36,000 associated therewith. The change in fair value from inception to June 30, 2007 is recorded in “other comprehensive income” in the Company’s consolidated financial statements.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

The $107,000 reported for cash flow hedge effectiveness in accumulated other comprehensive income as of June 30, 2007 will be reclassified to earnings on a quarterly basis through 2012, when the interest rate swap expires. The amount to be reclassified to earnings during the next 12 months is expected to be approximately $26,300.

If, at any time, the swap is determined to be ineffective, in whole or in part, due to changes in the interest rate swap or underlying debt agreements, the fair value of the portion of the interest rate swap determined to be ineffective will be recognized as gain or loss in “interest expense” in the statement of operations for the applicable period.

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

Income Taxes

The Company utilizes the liability method to account for income taxes. This method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of existing temporary differences between the financial reporting and tax reporting basis of assets and liabilities, and operating loss and tax credits carryforwards for tax purposes. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. The Company believes that the deferred tax assets recorded as of June 30, 2007 are realizable through future reversals of existing taxable temporary differences and future taxable income. If the Company were to subsequently determine that it would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to deferred tax assets would increase earnings for the period in which such determination was made. The Company will continue to assess the adequacy of the valuation allowance on a quarterly basis. Any changes to the estimated valuation allowance could be material to the consolidated financial condition and results of operations.

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

Interest is capitalized only during the period of time required to complete and prepare the asset for its intended use. For the three and six month periods ended June 30, 2007 and 2006, the Company capitalized interest of approximately $20,200, $0, $39,800 and $0, respectively.

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

Accumulated Comprehensive Loss

The components of accumulated other comprehensive loss included in shareholder’s equity are as follows:

	June 30,	December 31,
	2007	2006
	(in thousands)
Cumulative Translation Adjustments, net of tax benefit of $13 as of June 30, 2007 and $17 as of December 31, 2006	$(25)	$(33)
Pension Benefits Adjustments, net of tax benefit of $3,342 as of June 30, 2007 and $3,552 as of December 31, 2006	(6,487)	(6,895)
Fair Value of Interest Rate Swap, net of tax expense of $36 as of June 30, 2007	71	—

Accumulated Other Comprehensive Loss	$(6,441)	$(6,928)

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

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

At June 30, 2007 and December 31, 2006, the Company had cash deposits concentrated primarily in one major bank. In addition, the Company had certificates of deposit and commercial quality grade investments A2P2 rated or better with companies and financial institutions. The Company believes that credit risk in such investments is minimal.

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

Recently Issued Accounting Standards

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting and disclosure for uncertain tax positions in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 addresses the recognition, measurement, classification and disclosure issues related to the recording of financial statement benefits for income tax positions that have some degree of uncertainty. The Company adopted the provisions FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a decrease of

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

approximately $0.6 million in deferred tax assets, net, which was accounted for as a decrease to the January 1, 2007 balance of retained earnings. As of January 1, 2007, the total gross unrecognized tax benefits were approximately $2.0 million. Of this total, approximately $1.6 million, net of federal tax benefits, would favorably affect the effective income tax rate if recognized. There have been no significant changes to these amounts during the six months ended June 30, 2007, and the Company does not expect significant changes within the next 12 months.

With few exceptions, the Company is no longer subject to U.S. Federal, state and local non-U.S. income tax examinations by tax authorities for years prior to 2003.

Additionally, the Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2007, the Company has approximately $14,000 of accrued interest related to uncertain tax positions.

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

Stock-Based Compensation

The Company has a stock-based compensation plan, which is described in more detail in Note 11 to the consolidated financial statements of the Company’s Form 10-K for the fiscal year ended December 31, 2006. Net earnings for the three and six months ended June 30, 2007 and 2006 include $101,000, $26,100, $164,000 and $32,500 ($67,000, $17,200, $108,000 and $21,400 after-tax), respectively, of share-based compensation costs which are included in selling, general and administrative expenses in the condensed consolidated statement of operations and comprehensive income. As of June 30, 2007, there was $633,000 of total unrecognized compensation costs related to nonvested share-based compensation that is expected to be recognized over a weighted-average period of 2.82 years, of which $202,800 of total share-based compensation is expected to be recognized during the remainder of fiscal year 2007.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Note 2. Accounts Receivable

Accounts receivable as of June 30, 2007 and December 31, 2006 are summarized as follows:

	June 30,	December 31,
	2007	2006
	(in thousands)
Trade	$20,735	$11,703
Insurance	1,271	1,090
Insurance – 2005 hurricanes	—	6,352
Employee	178	39
Income tax	409	309
Other	143	339

Total accounts receivable	22,736	19,832
Less: allowance for doubtful accounts	(215)	(200)

Receivables, net	$22,521	$19,632

Note 3. Inventory

The major classes of inventory as of June 30, 2007 and December 31, 2006 are summarized as follows:

	June 30,	December 31,
	2007	2006
	(in thousands)
Fish meal	$22,699	$34,719
Fish oil	10,772	13,490
Fish solubles	503	680
Unallocated inventory cost pool (including off-season costs)	22,847	5,882
Other materials & supplies	6,191	5,274

Total inventory	$63,012	$60,045

Inventory at June 30, 2007 and December 31, 2006 is stated at the lower of cost or market. The elements of unallocated inventory cost pool include plant and vessel related labor, utilities, rent, repairs and depreciation, to be allocated to inventories produced through the remainder of the 2007 fishing season.

Note 4. Other Assets

Other assets as of June 30, 2007 and December 31, 2006 are summarized as follows:

	June 30,	December 31,
	2007	2006
	(in thousands)
Fish nets, net of accumulated amortization of $1,488 and $1,597	$1,110	$929
Insurance receivable, net of allowance for doubtful accounts	1,005	768
Insurance receivable – 2005 hurricanes	1,448	1,648
Title XI loan origination fee	401	416
Other debt issuance costs	767	2,270
Deposits	47	49
Fair market value of interest rate swap	107	—

Total other assets, net	$4,885	$6,080

Amortization expense for fishing nets amounted to approximately $173,000, $168,000, $371,000 and $336,000 for the three and six months ended June 30, 2007 and 2006, respectively.

As a result of Hurricanes Katrina and Rita (see Note 11 – Hurricane Losses), the Company sustained damage to its three fish processing facilities and its shipyard located in the Gulf of Mexico region. Based on estimates, the Company believes its hurricane related insurance recoveries will total approximately at least $12 million and as a result, recorded related receivables as of September 30, 2005. During the fourth quarter of 2005 and the first quarter of 2006, the Company obtained two separate $2.0 million advances against the hurricane claims from its primary property insurance carrier. In February 2007 and May 2007, the Company received additional advances of

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

$6.4 million and $0.2 million, respectively, against the hurricane claims from its primary property insurance carrier. In order to facilitate the insurance recovery process, on July 28, 2006, the Company filed a lawsuit against its property insurance carriers, Lexington Insurance Company and RSUI Indemnity Company, in the U.S. District Court for the Western District of Louisiana, alleging breach of contract and bad faith based on the insurance carriers’ failure to pay amounts due to the Company under its property insurance policies for damages sustained from Hurricanes Katrina and Rita in the third quarter of 2005. The Company seeks recovery in a jury trial of all available damages to which it is entitled by law, legal interest on those damages, the cost of the litigation and any other damages as the court deems appropriate. The total damages sought by the Company in the lawsuit are in excess of the amount the Company has remaining as a receivable relating to its initial recorded hurricane claim from its property insurance carriers. The Company believes the remaining recorded receivable of $1.4 million is fully collectible; however, an unfavorable outcome of the proceeding could have a material impact on the Company’s results of operations.

The Company anticipates that further recoveries could be available, but such additional recoveries will require further estimation, analysis and discussions with the Company’s insurance carriers and adjusters and resolution of the lawsuit described above. Additional amounts will be recognized when the collection of such amounts are deemed probable.

The Company carries insurance for certain losses relating to its vessels and Jones Act liability for employees aboard its vessels (collectively, “Vessel Claims Insurance”). The typical Vessel Claims Insurance policy contains an annual aggregate deductible (“AAD”) for which the Company remains responsible, while the insurance carrier is responsible for all applicable amounts which exceed the AAD. It is the Company’s policy to accrue current amounts due and record amounts paid out on each claim. Once payments exceed the AAD, the Company records an insurance receivable for a given policy year, net of allowance for doubtful accounts. As of June 30, 2007 and December 31, 2006 the allowance for doubtful insurance receivable accounts was $2.0 million.

Note 5. Property and Equipment

Property and equipment at June 30, 2007 and December 31, 2006 are summarized as follows:

	June 30,	December 31,
	2007	2006
	(in thousands)
Land	$7,630	$7,630
Plant assets	102,001	100,963
Fishing vessels	93,988	94,268
Furniture and fixtures	5,104	3,135
Construction in progress	3,921	3,035

Total property and equipment	212,644	209,031
Less: accumulated depreciation and impairment	(113,556)	(108,255)

Property, plant and equipment, net	$99,088	$100,776

Depreciation expense for the three and six months ended June 30, 2007 and 2006 was $3.1 million, $2.8 million, $6.3 million and $6.0 million, respectively.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Note 6. Notes Payable and Long-Term Debt

At June 30, 2007 and December 31, 2006, the Company’s long-term debt consisted of the following:

	June 30,	December 31,
	2007	2006
	(in thousands)
U.S. government guaranteed obligations (Title XI loan) collateralized by a first lien on certain vessels and certain plant assets:
Amounts due in installments through 2016, interest from 6.49% to 7.6%	$32,237	$27,343
Amounts due in installments through 2014, interest at Eurodollar rates plus 0.45% (5.81% and 5.82% at June 30, 2007 and December 31, 2006, respectively)	297	317
Bank of America revolving loan, interest payable quarterly based on LIBOR plus 2.5% (7.85% as of June 30, 2007) maturing March 2012	—	—
Bank of America term loan, quarterly principal payments beginning September 30, 2007, as defined, interest payable quarterly based on LIBOR plus 2.5% (7.85% as of June 30, 2007) maturing March 2012	35,000	—
Ableco revolving credit facility, annual principal payments based on defined calculation, interest payable monthly based on LIBOR plus 3.25 basis points (8.6% as of December 31, 2006) maturing in October 2011	—	12,500
Ableco term loan, annual principal payments based on defined calculation, interest payable monthly based on LIBOR plus 4.25 basis points (9.6% as of December 31, 2006) maturing in October 2011	—	35,000

Total debt	67,534	75,160
Less current maturities	(5,341)	(2,467)

Long-term debt	$62,193	$72,693

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

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

On December 1, 2005, pursuant to the Title XI program, the FFP approved a second financing application made by the Company in the amount of $16.4 million (the “Second Approval Letter”). In May 2006, the Company submitted a $6.3 million financing request under the Second Approval Letter. The Company closed on the $6.3 financing in the first quarter of 2007. As of June 30, 2007, the Company was in compliance with all of the covenants contained therein.

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

On March 26, 2007 (the “Closing Date”), the Company entered into a Credit Agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent, lender, swing line lender and letter of credit issuer, Regions Bank, Compass Bank and Farm Credit Bank of Texas (collectively, the “Lenders”). The Credit Agreement provides the Company with a $55 million senior credit facility (the “Senior Credit Facility”) consisting of (i) a 5-year revolving credit facility (the “Revolving Credit Facility”) of up to $20 million, including a $7.5 million sub-limit for the issuance of standby letters of credit and a $2.5 million sub-limit for swing line loans and (ii) a 5-year term loan (the “Term Loan”) of $35 million. The Senior Credit Facility replaced the Company’s Financing Facility, under which, as of the Closing Date, $28.7 million in principal was outstanding under a term loan and $6.5 million in principal was outstanding under revolving loans, and approximately $3.3 million in letters of credit were issued, primarily in support of worker’s compensation insurance programs. On the Closing Date, the Company drew down $35 million under the Term Loan and approximately $2.0 million under the Revolving Credit Facility, and had approximately $3.1 million issued in standby letters of credit, primarily in support of worker’s compensation insurance programs. The Senior Credit Facility is secured by a first priority lien on all of the Company’s assets, other than vessels, real estate and other assets pledged to secure loans made to the Company under the FFP.

For the six months ended June 30, 2007, as a result of the above mentioned refinancing, the Company expensed approximately $2.2 million in deferred debt issuance costs and $0.8 million as a prepayment penalty related to the Financing Facility.

As of June 30, 2007, the Company had $35.0 million outstanding under the Term Loan and $3.1 million in letters of credit issued primarily in support of worker’s compensation insurance programs. As of June 30, 2007, the Company had $20.0 million available under the Revolving Credit Facility and the Company was in compliance with all of the covenants under the Senior Credit Facility. The Company has no off-balance sheet arrangements other than normal operating leases and standby letters of credit.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Note 7. Accrued Liabilities

Accrued liabilities as of June 30, 2007 and December 31, 2006 are summarized as follows:

	June 30,	December 31,
	2007	2006
	(in thousands)
Salary and benefits	$5,166	$4,023
Insurance	4,111	4,186
Taxes, other than income tax	723	130
Trade creditors	9,118	4,664
Other	379	757

Total accrued liabilities	$19,497	$13,760

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

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

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

Note 9. Reconciliation of Basic and Diluted Per Share Data (in thousands except per share data)

	Earnings (Numerator)	Shares (Denominator)	Per Share Data
Three Months Ended June 30, 2007
Net earnings	$2,515	—

Basic earnings per common share:
Earnings available to common shareholders	$2,515	16,598	$0.15

Effect of dilutive securities:
Stock options assumed exercised	—	753

Diluted earnings per common share:
Earnings available to common shareholders plus stock options assumed exercised	$2,515	17,351	$0.14

	Earnings (Numerator)	Shares (Denominator)	Per Share Data
Three Months Ended June 30, 2006
Net earnings	$630	—

Basic earnings per common share:
Earnings available to common shareholders	$630	25,088	$0.03

Effect of dilutive securities:
Stock options assumed exercised	—	935

Diluted earnings per common share:
Earnings available to common shareholders plus stock options assumed exercised	$630	26,023	$0.02

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

	Earnings (Numerator)	Shares (Denominator)	Per Share Data
Six Months Ended June 30, 2007
Net earnings	$203

Basic earnings per common share:
Earnings available to common shareholders	$203	16,465	$0.01

Effect of dilutive securities:
Stock options assumed exercised	—	815

Diluted earnings per common share:
Earnings available to common shareholders plus stock options assumed exercised	$203	17,280	$0.01

	Earnings (Numerator)	Shares (Denominator)	Per Share Data
Six Months Ended June 30, 2006
Net earnings	$3,156

Basic earnings per common share:
Earnings available to common shareholders	$3,156	25,066	$0.13

Effect of dilutive securities:
Stock options assumed exercised	—	950

Diluted earnings per common share:
Earnings available to common shareholders plus stock options assumed exercised	$3,156	26,016	$0.12

Options to purchase 2,575,000 and 2,664,200 shares of common stock at exercise prices ranging from $7.25 to $17.25 per share were outstanding during the three and six months ended June 30, 2007, respectively, but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the shares during that period.

Options to purchase 2,575,000 shares of common stock at exercise prices ranging from $6.13 to $17.25 per share were outstanding during the three and six months ended June 30, 2006, but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the shares during that period.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Note 10. Components of Net Periodic Benefit Cost

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Service cost	$—	$—	$—	$—
Interest cost	376	358	752	716
Expected return on plan assets	(405)	(343)	(810)	(686)
Amortization of prior service costs	—	—	—	—
Amortization of net loss	204	227	408	454

Net periodic pension cost	$175	$242	$350	$484

For the six months ended June 30, 2007, the Company made approximately $1.0 million in contributions to the Company’s pension plan. The Company expects to make contributions of $1.8 million to the pension plan during the remainder of 2007. For the six months ended June 30, 2006, the Company had made $432,000 in contributions to the pension plan.

Note 11. Hurricane Losses

On August 29, 2005, the Company’s Moss Point, Mississippi fish processing facility and adjacent shipyard were severely damaged by Hurricane Katrina. On September 24, 2005, the Company’s Cameron, Louisiana and the Abbeville, Louisiana fish processing facilities were also severely damaged by Hurricane Rita. Each of these facilities was non-operational immediately after these weather related events. For the three and six month periods ended June 30, 2006, $192,000 and $433,000 of additional clean-up costs was recognized in the Company’s statement of operations, respectively. See Note 12 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 for additional information.

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

General

Omega Protein Corporation is the largest processor, marketer and distributor of fish meal and fish oil products in the United States. As used herein, the term “Omega” or the “Company” refers to Omega Protein Corporation or to Omega Protein Corporation and its consolidated subsidiaries, as applicable. The Company’s principal executive offices are located at 2105 City West Boulevard, Suite 500, Houston, Texas 77042-2838 (Telephone: (713) 623-0060).

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

In August 2005, the Company’s Moss Point, Mississippi fish processing facility and adjacent shipyard were severely damaged by Hurricane Katrina. In September 2005, the Company’s Cameron, Louisiana and Abbeville, Louisiana fish processing facilities were also severely damaged by Hurricane Rita. Each of these facilities was non-operational immediately after these weather events. The Moss Point, Abbeville and Cameron facilities accounted for approximately 16%, 31% and 22%, respectively, of the Company’s full year 2004 production tonnage, so as an immediate result of the two hurricanes, approximately 70% of the Company’s operating capacity was impaired and the Company’s business, results of operations and financial condition were materially adversely affected. The Company’s four plants, assuming that no hurricane damage had occurred, would have had an aggregate annual processing capacity as of December 31, 2005 of approximately 950,000 tons of fish. The hurricane damages have reduced the Company’s annual aggregate processing capacity to approximately 850,000 tons as of June 30, 2007. The Company anticipates that the decrease in annual processing capacity will have no effect on the Company’s ability to process in the future because the Company has historically operated at processing levels substantially below maximum capacity.

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

The direct impact of the two hurricanes upon the Company was a loss of physical inventories and physical damage to the plants. As of June 30, 2007, the Company estimated its cumulative hurricane damages at approximately $29.3 million, of which approximately at least $12.0 million is expected to be recovered under insurance policies and was recorded as a receivable as of September 30, 2005. Of the $12.0 million estimate, $2.0 million, $2.0 million, $6.4 million and $0.2 million was received in the fourth quarter of 2005, first quarter of 2006, first quarter of 2007 and second quarter of 2007, respectively. The Company has recognized a cumulative $17.3 million net loss through June 30, 2007 due to estimated damages in excess of recorded insurance receivables. Of the damage estimate, approximately $2.5 million was related to damaged fish meal inventory and approximately $13.0 million was related to write-offs of inventory costs that had been allocated and deferred to future production that did not occur. The Company did not maintain business interruption insurance for these types of deferred inventory costs due to its high cost and limited availability.

In order to facilitate the insurance recovery process, on July 28, 2006, the Company filed a lawsuit against its property insurance carriers, Lexington Insurance Company and RSUI Indemnity Company, in the U.S. District Court for the Western District of Louisiana, alleging breach of contract and bad faith based on the insurance carriers’ failure to pay amounts due to the Company under its property insurance policies for damages sustained from Hurricanes Katrina and Rita in the third quarter of 2005. The Company seeks recovery in a jury trial of all available damages to which it is entitled by law, legal interest on those damages, the cost of the litigation and any other damages as the court deems appropriate. The total damages sought by the Company in the lawsuit are in excess of the amount the Company has remaining as a receivable relating to its initial recorded hurricane claim from its property insurance carriers. Discovery in the lawsuit is ongoing and a trial date has been set for November 5, 2007. The Company believes collection of the recorded receivable of $1.4 million is probable; however, an unfavorable outcome of the proceeding could have a material impact on the Company’s result of operations.

The 2006 oil yield results were the poorest in recent Company history. For illustrative purposes, the Company’s oil yields for the 2006 fishing season were lower by 28% compared to those in the 2005 fishing season and were lower by 24% compared to the Company’s 10 year oil yield average. The causes of lower fish oil yields are believed to relate to fish diet, weather and water temperature but are not generally well understood. The impact of these poor oil yields have resulted in significantly higher per unit inventory costs and fewer volumes available for future sale. These higher unit costs and fewer volumes available for sale have adversely impacted financial results for the fourth quarter of 2006 and first quarter of 2007, and have adversely impacted financial results, to some extent, for the second quarter of 2007.

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

The Company operates through two material subsidiaries: Omega Protein, Inc. and Omega Shipyard, Inc. Omega Protein, Inc. is the Company’s principal operating subsidiary for its menhaden processing business and is the successor to a business conducted since 1913. Omega Shipyard, Inc. owns a drydock facility in Moss Point, Mississippi, which is used to provide shoreside maintenance for the Company’s fishing fleet and, subject to outside demand and excess capacity, occasionally for third-party vessels. Revenues from shipyard work for third-party vessels for the three and six months ended June 30, 2007 and 2006 were not material. The Company also has a number of other immaterial direct and indirect subsidiaries.

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

Fishing. During the second quarter of 2007, the Company owned a fleet of 59 fishing vessels and 32 spotter aircraft for use in its fishing operations and also leased additional aircraft where necessary to facilitate operations. During the 2007 fishing season in the Gulf of Mexico, which runs from mid-April through October, the Company plans to operate 31 fishing and carry vessels and 28 spotter aircraft. The fishing area in the Gulf is generally located along the Gulf Coast, with a concentration off the Louisiana and Mississippi coasts. The fishing season along the Atlantic coast begins in early May and usually extends into December. During the 2007 season, the Company is operating 10 fishing vessels and 8 spotter aircraft along the Mid-Atlantic coast, concentrated primarily in and around Virginia and North Carolina. The remaining fleet of fishing vessels and spotter aircraft are not routinely operated during the fishing season and are back-up to the active fleet, used for other transportation purposes, inactive or in the process of refurbishment in the Company’s shipyard.

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

The Company’s principal raw material is menhaden, a species of fish that inhabits coastal and inland tidal waters in the United States. Menhaden are undesirable for direct human consumption due to their small size, prominent bones and high oil content. Certain state agencies, as well as interstate compacts, impose resource depletion restrictions on menhaden pursuant to fisheries management legislation or regulations and may impose additional legislation or regulations in the future. For example, in February 2007, the Commonwealth of Virginia established an annual cap for a five year period beginning in 2006 on the Company’s menhaden landings from the Chesapeake Bay in an amount equal to the Company’s average annual landings over a five year period from 2001 to 2005 (approximately 109,020 metric tons). The Virginia restrictions also allow the Company a credit whereby any under-harvest in a particular year below the 109,020 metric ton cap would be added to increase the cap for the following year, up to a maximum of 122,740 metric tons per year. See the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 “Items 1 and 2. Business and Properties – Company Overview–Regulation”. To date, the Company has not experienced any material adverse impact on its fish catch or results of operations as a result of these restrictions.

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

The direct impact of the two hurricanes upon the Company was a loss of physical inventories and physical damage to the plants. As of June 30, 2007, the Company estimated its cumulative hurricane damages at approximately $29.3 million, of which approximately at least $12.0 million is expected to be recovered under insurance policies and was recorded as a receivable as of September 30, 2005. Of the $12.0 million estimate, $2.0 million, $2.0 million, $6.4 million and $0.2 million was received in the fourth quarter of 2005, first quarter of 2006, first quarter of 2007 and second quarter of 2007, respectively. The Company has recognized a cumulative $17.3 million net loss through June 30, 2007 due to estimated damages in excess of insurance recoveries. Of the damage estimate, approximately $2.5 million was related to damaged fish meal inventory and approximately $13.0 million was related to write-offs of inventory costs that had been allocated and deferred to future production that did not occur. Not included in the amounts listed are the replacement capital costs of property and equipment, which did not have any book basis and were destroyed in the hurricanes.

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

In order to facilitate the insurance recovery process, on July 28, 2006, the Company filed a lawsuit against its property insurance carriers, Lexington Insurance Company and RSUI Indemnity Company, in the U.S. District Court for the Western District of Louisiana, alleging breach of contract and bad faith based on the insurance carriers’ failure to pay amounts due to the Company under its property insurance policies for damages sustained from Hurricanes Katrina and Rita in the third quarter of 2005. The Company seeks recovery in a jury trial of all available damages to which it is entitled by law, legal interest on those damages, the cost of the litigation and any other damages as the court deems appropriate. The total damages sought in the lawsuit by the Company are in excess of the amount the Company has remaining as a receivable relating to its initial recorded hurricane claim from its property insurance carriers. Discovery in the lawsuit is ongoing and a trial date has been set for November 5, 2007. The Company believes collection of the remaining recorded receivable of $1.4 million is probable; however, an unfavorable outcome of the proceeding could have a material impact on the Company’s results of operations.

The Company anticipates that further recoveries could be available, but such additional recoveries will require further estimation, analysis and discussions with the Company’s insurance carriers and adjusters and resolution of the lawsuit described above. Additional amounts will be recognized when the collection of such amounts are deemed probable.

OMEGA PROTEIN CORPORATION

As of December 31, 2005, the Company’s four active processing plants, assuming that no hurricane damages had occurred, would have had an aggregate annual capacity to process approximately 950,000 tons of fish. The previously described hurricane damages reduced the annual aggregate processing capacity to approximately 850,000 tons as of June 30, 2007. The Company anticipates that the decrease in annual processing capacity will have no effect on the Company’s ability to process in the future because the Company has historically operated at processing levels substantially below maximum capacity. Operations at the Cameron fish processing facility were re-established in June 2006, but at reduced processing capabilities. The Cameron facility became fully operational in September 2006.

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

OMEGA PROTEIN CORPORATION

The following table sets forth the Company’s revenues by product (in millions) and the approximate percentage of total revenues represented thereby, for the indicated periods:

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
	Revenues	Percent	Revenues	Percent	Revenues	Percent	Revenues	Percent
Regular Grade	$4.6	12.3%	$4.3	12.9%	$8.7	12.7%	$8.8	14.3%
Special Select	22.4	60.4	15.7	47.1	37.4	54.8	25.8	41.9
Sea-Lac	1.4	3.8	1.9	5.7	3.0	4.4	4.5	7.3
Crude Oil	4.3	11.6	8.1	24.3	11.3	16.6	16.4	26.6
Refined Oil	3.4	9.2	2.3	6.9	6.2	9.1	4.5	7.3
Fish Solubles	0.8	2.2	0.8	2.4	1.4	2.1	1.3	2.1
Other	0.2	0.5	0.2	0.7	0.2	0.3	0.3	0.5

Total	$37.1	100.0%	$33.3	100.0%	$68.2	100.0%	$61.6	100.0%

Customers and Marketing. Most of the Company’s marine protein products are sold directly to approximately 600 customers by the Company’s agriproducts sales department, while a smaller amount is sold through independent sales agents. Product inventory was $34.0 million on June 30, 2007 versus $48.9 million as of December 31, 2006.

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

Part of the Company’s business plan involves expanding its purchase and resale of other manufacturers’ fish meal and fish oil products. During 2005 and 2006, the Company’s fish catch and resultant product inventories were reduced, primarily due to adverse weather conditions, and the Company further expanded its purchase and resales of other fish meals and oils (primarily Panamanian, Peruvian and Mexican fish meal and U.S. menhaden oil). Although operating margins from these activities are less than the margins typically generated from the Company’s base domestic production, these operations provide the Company with a source of fish meal and oil to sell into other markets, some of which, the Company has not historically had a presence. During 2005, the Company purchased products totaling approximately 16,600 tons, or approximately 8% of total volume 2005 sales. During 2006, the Company purchased products totaling approximately 14,600 tons, or approximately 7% of total volume 2006 sales. The Company purchased 2,495 tons of crude fish oil during the six months ended June 30, 2007.

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

OMEGA PROTEIN CORPORATION

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

Results of Operations

The following table sets forth as a percentage of revenues certain items of the Company’s operations for each of the indicated periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	76.3	84.0	77.9	80.0

Gross profit	23.7	16.0	22.1	20.0
Selling, general and administrative expense	9.0	10.9	12.0	11.4
Research and development expense	0.5	—	0.6	—
Loss resulting from natural disaster	—	0.6	—	0.7
Loss on disposal of assets	0.5	0.1	0.3	—

Operating income	13.7	4.4	9.2	7.9
Interest income	0.2	0.5	0.2	0.7
Interest expense	(3.4)	(1.6)	(4.3)	(1.7)
Loss resulting from debt refinancing	—	—	(4.4)	—
Other income (expense), net	(0.2)	(0.3)	(0.3)	(0.2)

Income before income taxes	10.3	3.0	0.4	6.7
Provision for income taxes	3.5	1.1	0.1	1.6

Net income	6.8%	1.9%	0.3%	5.1%

Interim Results for the Second Quarters ended June 30, 2007 and June 30, 2006

Revenues. Revenues increased $3.8 million or 11.3% for the quarter ended June 30, 2007 as compared to the quarter ended June 30, 2006. The increase was primarily due to a 29.6% and 28.5% increase in sales prices of the Company’s fish meal and fish oil, respectively, partially offset by a 0.2% and 42.6% decline in sales volumes of the Company’s fish meal and fish oil, respectively. The decline in sales volumes of the Company’s fish oil is primarily attributable to decreased quantities available for sale resulting from reduced oil yields experienced during the 2006 fishing season. The Company experienced an $8.3 million increase in revenues due to increased sales prices and a $4.5 million decrease in revenues due to decreased sales volumes of the Company’s fish meal and fish oil.

Cost of Sales. Cost of sales, including depreciation and amortization, for the current quarter ended June 30, 2007 was $28.3 million, an increase of $0.3 million or 1.1% from $28.0 million for the quarter ended June 30, 2006. Cost of sales as a percentage of revenues decreased 7.7% to 76.3% for the quarter ended June 30, 2007 as compared to the quarter ended June 30, 2006. The decrease in cost of sales as a percentage of revenues was due to higher sales prices, as noted above, for the current quarter.

OMEGA PROTEIN CORPORATION

Gross Profit. Gross profit increased 64.8% from a $5.3 million gross profit in the quarter ended June 30, 2006 to $8.8 million in the current quarter ended June 30, 2007. The increase in gross profit was primarily due to increased revenue resulting from increased sales prices, as discussed above.

Selling, general and administrative expenses. Selling, general, and administrative expenses decreased $0.3 million from $3.6 million for the second quarter ended June 30, 2006 to $3.3 million for the second quarter ended June 30, 2007. This decrease was due to the absence of factors experienced in the second quarter of 2006 including consulting expenditures relating to the Company’s governmental relations program and costs incurred relocating the administrative offices from Louisiana to Texas.

Research and development expenses. Research and development expenses were approximately $179,000, for the quarter ended June 30, 2007. This balance represents costs incurred at the Company’s OmegaPure Technology and Innovation Center which commenced operations in January 2007.

Loss resulting from natural disaster. For the quarter ended June 30, 2006, the Company incurred losses of $192,000 relating to damages, clean up costs, incurred at its Moss Point, Mississippi fish processing facility and adjacent shipyard from Hurricane Katrina, and damages incurred at its Cameron and Abbeville, Louisiana fish processing facilities from Hurricane Rita. No such costs were incurred during the current quarter.

Loss on disposal of assets. For the quarter ended June 30, 2007, the Company incurred a loss of $184,000 relating to the disposal of an asset in the ordinary course of business. The loss for the quarter ended June 30, 2006 amounted to $30,000.

Operating income. As a result of the factors discussed above, the Company’s operating income increased $3.6 million from operating income of $1.5 million for the quarter ended June 30, 2006 to operating income of $5.1 million for the quarter ended June 30, 2007.

Interest income. Interest income decreased $119,000 for the current quarter ended June 30, 2007 as compared to the quarter ended June 30, 2006. The decrease was primarily due to a lower balance of the Company’s cash and cash equivalents on which returns are generated.

Interest expense. Interest expense increased $0.7 million for the current quarter ended June 30, 2007 as compared to the quarter ended June 30, 2006. The increase in interest expense is primarily due to additional debt the Company had outstanding in the quarter ended June 30, 2007 that was incurred in October 2006 and refinanced in March 2007.

Other income (expense), net. Other expense, net decreased $34,000 in the current quarter ended June 30, 2007 as compared to the quarter ended June 30, 2006. The decrease was primarily due to decreased fees paid to the Company’s bank lenders in the quarter ended June 30, 2007 compared to the second quarter in 2006.

Provision for income taxes. The Company recorded a $1.3 million provision for income taxes for the quarter ended June 30, 2007, representing an effective tax rate of 34.0% for income taxes compared to 38.0% for the quarter ended June 30, 2006. The Company estimates its annual effective tax rate periodically based upon estimated earnings for the year. Due to increasing profitability projections in 2006, the Company increased its estimated annual effective tax rate from 19% in the first quarter of 2006 to 23% for the six months ended June 30, 2006 resulting in the increased provision for the second quarter of 2006. The Company believes that it is more probable than not that the recorded estimated deferred tax asset benefits and state operating loss carry-forwards will be realized except for the amount for which a valuation allowance has been provided. The statutory tax rate of 34% for U.S. federal taxes was in effect for the respective periods.

OMEGA PROTEIN CORPORATION

Interim Results for the Six Months ended June 30, 2007 and June 30, 2006

Revenues. Revenues increased $6.6 million or 10.7% for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006. The increase was primarily due to a 27.0% and 25.2% increase in sales prices of the Company’s fish meal and fish oil, respectively, partially offset by a 1.3% and 33.2% decline in sales volumes of the Company’s fish meal and fish oil, respectively. The decline in sales volumes of the Company’s fish oil is primarily attributable to decreased quantities available for sale resulting from reduced oil yields experienced during the 2006 fishing season. The Company experienced a $14.3 million increase in revenues due to increased sales prices and a $7.7 million decrease in revenues due to decreased sales volumes of the Company’s fish meal and fish oil.

Cost of Sales. Cost of sales, including depreciation and amortization, for the six months ended June 30, 2007 was $53.2 million, an increase of $3.9 million or 7.8% from $49.3 million for the six months ended June 30, 2006. Cost of sales as a percentage of revenues decreased 2.1% to 77.9% for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006. The decrease in cost of sales as a percentage of revenues was due to higher sales prices, as noted above, for the current six months.

Gross Profit. Gross profit increased 22.1% from a $12.3 million gross profit in the six months ended June 30, 2006 to $15.1 million in the current six months ended June 30, 2007. The increase in gross profit was primarily due to increased revenue resulting from increased sales prices, as discussed above.

Selling, general and administrative expenses. Selling, general, and administrative expenses increased $1.2 million from $7.0 million for the six months ended June 30, 2006 to $8.2 million for the six months ended June 30, 2007. This increase was attributable primarily to bonuses, increased audit and audit related expenditures and other consulting expenditures relating to hurricane insurance recovery efforts.

Research and development expenses. Research and development expenses were approximately $387,000, for the six months ended June 30, 2007. This balance represents costs incurred at the Company’s OmegaPure Technology and Innovation Center which commenced operations in January 2007.

Loss resulting from natural disaster. For the six months ended June 30, 2006, the Company incurred losses of $433,000 relating to damages, clean up costs, incurred at its Moss Point, Mississippi fish processing facility and adjacent shipyard from Hurricane Katrina, and damages incurred at its Cameron and Abbeville, Louisiana fish processing facilities from Hurricane Rita. No such costs were incurred during the current six months.

Loss on disposal of assets. For the six months ended June 30, 2007 the Company incurred a loss of $184,000 relating to the disposal of an asset in the ordinary course of business. The loss for the six months ended June 30, 2006 amounted to $29,000.

Operating income. As a result of the factors discussed above, the Company’s operating income increased $1.4 million from operating income of $4.9 million for the six months ended June 30, 2006 to operating income of $6.3 million for the six months ended June 30, 2007.

Interest income. Interest income decreased $273,000 for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006. The decrease was primarily due to a lower balance of the Company’s cash and cash equivalents on which returns are generated.

Interest expense. Interest expense increased $1.9 million for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006. The increase in interest expense is primarily due to additional debt the Company had outstanding during the six months ended June 30, 2007 that were incurred in October 2006 and refinanced in March 2007.

Loss resulting from debt refinancing. Refinancing expenses were $3.0 million for the six months ended June 30, 2007. The expenses relate to previously deferred debt issuance cost and other costs that became immediately recognized when the Company refinanced the Financing Facility with Abelco Finance LLC on March 26, 2007. No such expenses were recognized in the six months ended June 30, 2006.

OMEGA PROTEIN CORPORATION

Other income (expense), net. Other expense, net increased $45,000 in the six months ended June 30, 2007 as compared to the six months ended June 30, 2006. The increase was primarily due to increased fees paid to the Company’s bank lenders during the six months ended June 30, 2007.

Provision for income taxes. The Company recorded a $0.1 million provision for income taxes for the six months ended June 30, 2007, representing an effective tax rate of 33.9% for income taxes compared to 23.4% for the six months ended June 30, 2006. This increase in the effective tax rate is primarily a result of factors experienced in the prior year that will have less of an impact in the current year. These factors include increased amounts of interest income exempt from income tax, the partial exclusion of income on foreign sales, income tax credits attributable to post-hurricane wages and a state income tax benefit. The Company believes that it is more probable than not that the recorded estimated deferred tax asset benefits and state operating loss carry-forwards will be realized except for the amount for which a valuation allowance has been provided. The statutory tax rate of 34% for U.S. federal taxes was in effect for the respective periods.

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

Liquidity and Capital Resources

Historically, the Company’s primary sources of liquidity and capital resources have been cash flows from operations, bank credit facilities and term loans from various lenders provided pursuant to the U.S. Maritime Administration’s Fisheries Finance Program (“FFP”), which is offered through National Marine Fisheries Services (“NMFS”) under Title XI of the Marine Act of 1936 (“Title XI”). These sources of cash flows have been used for operations, capital expenditures, payment of long-term debt and the purchase and retirement of shares of the Company’s common stock in 2006.

At June 30, 2007, the Company had an unrestricted cash balance of $3.9 million, down $4.1 million from December 31, 2006. This decrease was primarily due to capital expenditures, fishing season expenditures, the refinancing of the Financing Facility with Abelco Finance LLC which was offset by the receipt of a partial payment of insurance proceeds related to the 2005 hurricanes, and other events as described in “–Results of Operations”. The Company’s annual revenues and its resulting liquidity are highly dependent on annual fish catch, production yields, selling prices for its products and inventories available for sale. While the Company’s fish catch and selling prices for its products increased in 2006 over 2005, those increases were offset by very poor fish oil yields, which resulted in significantly higher per unit inventory costs and fewer volumes of fish oil available for future sale. These higher costs and lower volumes of fish oil available for sale have adversely impacted the financial results in the first and second quarters of 2007.

The aggregate amount of the Company’s outstanding indebtedness at June 30, 2007 was approximately $67.5 million compared to approximately $75.2 million at December 31, 2006. As a result, the Company has a highly leveraged financial structure, limiting its financial flexibility. In particular, the Company will be required to use a

OMEGA PROTEIN CORPORATION

portion of its cash flows to pay principal and interest on its debt, which will reduce the amount of money the Company has for operations, capital expenditures, expansion, acquisitions or general corporate or other business activities. In addition, the covenants contained in the Company’s debt agreements limit its ability to borrow money in the future for acquisitions, capital expenditures or to meet the Company’s operating expenses or other general corporate obligations. See “Risk Factors - The Company has a substantial amount of indebtedness, which may adversely affect its ability to operate its business, remain in compliance with debt covenants and make payments on its debt.”

Source of Capital: Operations

Net cash flow used in operating activities decreased from approximately $2.4 million for the six month period ended June 30, 2006 to $0.3 million for the six month period ended June 30, 2007. The increase in operating cash flow is primarily attributable to decreased uses associated with inventory which is partially offset by decreased cash flow provided by activities associated with accrued liabilities.

Source of Capital: Debt

Net financing activities used cash of $5.6 million and $0.9 million during the six month periods ended June 30, 2007 and 2006, respectively. The six month period ended June 30, 2007 included approximately $43.3 million in total borrowings, $47.5 million in principal payments with respect to the Company’s prior Financing Facility with Ableco Finance LLC, $0.7 million in debt issuance costs associated with the new Senior Credit Facility, $3.5 million used for payments of other debt obligations and $2.7 million in proceeds received from stock options exercised. The six month period ended June 30, 2006 included $1.3 million used for payments of debt obligations and $0.3 million in proceeds received from stock options exercised.

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

On December 1, 2005, pursuant to the Title XI program, the FFP approved a second financing application made by the Company in the amount of $16.4 million (the “Second Approval Letter”). In May 2006, the Company submitted a $6.3 million financing request under the Second Approval Letter. The Company closed on the $6.3 financing in the first quarter of 2007. As of June 30, 2007, the Company had approximately $32.5 million of borrowings outstanding under Title XI and was in compliance with all of the covenants contained therein.

OMEGA PROTEIN CORPORATION

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

OMEGA PROTEIN CORPORATION

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

•

The Company is required to maintain, as of the end of each fiscal quarter (commenced March 31, 2007), a Consolidated Leverage Ratio (as defined in the Credit Agreement) of 4.0 to 1.0, which will be reduced to (i) 3.75 to 1.0 on September 30, 2007, (ii) 3.25 to 1.0 on December 31, 2007, (iii) 3.0 to 1.0 on December 31, 2008, (iv) 2.75 to 1.0 on December 31, 2009 and (iv) 2.5 to 1.0 on December 31, 2010 for thereafter.

•

The Company is required to maintain, as of the end of each fiscal quarter (commenced March 31, 2007), a Consolidated Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of at least 1.1 to 1.0.

•

The Company is required to maintain, at the end of each fiscal quarter (commenced March 31, 2007), a Consolidated Asset Coverage Ratio (as defined in the Credit Agreement) of 1.5 to 1.0, which will be increased to 2.0 to 1.0 on December 31, 2008 for thereafter.

•	The Company is not permitted to have Consolidated Capital Expenditures (as defined in the Credit Agreement) in excess of $15 million for any fiscal year.

As of June 30, 2007, the Company was in compliance with all applicable financial covenants.

The Senior Credit Facility will terminate on March 26, 2012 (the “Maturity Date”). All loans and all other obligations outstanding under the Senior Credit Facility shall be payable in full on the Maturity Date. For a more detailed description of the terms and conditions of the Credit Agreement, see the Company’s Current Report on Form 8-K filed with the SEC on March 30, 2007.

OMEGA PROTEIN CORPORATION

As of June 30, 2007, the Company had $35.0 million outstanding under the Term Loan and approximately $3.1 million in letters of credit issued primarily in support of worker’s compensation insurance programs. As of June 30, 2007, the Company had $20.0 million available under the Revolving Credit Facility and the Company was in compliance with all of the covenants under the Senior Credit Facility. The Company has no off-balance sheet arrangements other than normal operating leases and standby letters of credit.

Use of Capital: Operations

Net investing activities provided (used) cash of $1.8 million and ($11.5) million for the six month periods ended June 30, 2007 and 2006, respectively. The Company’s investing activities consist mainly of capital expenditures for equipment purchases, replacements, vessel refurbishments, and fish oil refining processes. The Company made capital expenditures of approximately $4.8 million and $13.5 million, for the six month periods ended June 30, 2007 and 2006, respectively. The Company anticipates making approximately $9 million in capital expenditures in 2007 primarily for the refurbishment of vessels and plant assets and for the repair of certain equipment. Investing activities also includes the receipt of $6.6 million and $2.0 million from an insurance company relating to hurricanes Katrina and Rita for the six month periods ended June 30, 2007 and 2006, respectively.

The Company believes that the existing cash, cash equivalents, short-term investments and funds available through the Senior Credit Facility and/or Title XI indebtedness described above will be sufficient to meet its working capital and capital expenditure requirements through at least the next twelve months. In addition, the Company expects to receive insurance proceeds from hurricane damages to assist in meeting its capital expenditures. As of June 30, 2007, the Company had an insurance receivable related to hurricane damages of approximately $1.4 million. In conjunction with the Company filing a lawsuit against its property insurance carriers as noted in Note 4 – Other Assets, $1.4 million of the receivable was reclassified from current assets to long-term assets given that the Company expects the recovery of the receivable to take place in 2008. In February 2007 and May 2007, the Company received its third and fourth advances from its primary property insurance carrier of $6.4 million and $0.2 million, respectively.

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

OMEGA PROTEIN CORPORATION

Use of Capital: Contractual Obligations

The following tables aggregate information about the Company’s contractual cash obligations and other commercial commitments (in thousands) as of June 30, 2007:

	Payments Due by Period
Contractual Cash Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years
Long Term Debt	$67,534	$5,341	$15,498	$26,879	$19,816
Interest on long term debt	23,477	4,806	8,040	4,934	5,697
Operating Leases	8,924	2,049	2,935	1,576	2,364
Pension Funding	5,982	2,247	2,188	1,233	314
Standby Letters of Credit (1)	3,099	3,099	—	—	—
Energy Commitment(2)	7,524	7,524	—	—	—

Total Contractual Cash Obligations	$116,540	$25,066	$28,661	$34,622	$28,191

(1)	As of June 30, 2007, the Company had $3.1 million in standby letters of credit under the Senior Credit Facility.

(2)	As of June 30, 2007, the Company had purchase commitments for energy usage in the normal course of business of approximately $7.5 million that will be delivered in quantities expected to be used in the normal course of business during the 2007 fishing season.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

OMEGA PROTEIN CORPORATION

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

OMEGA PROTEIN CORPORATION

The costs of energy may materially impact the Company’s business. The Company has experienced substantially higher costs for energy in recent years, particularly in 2005 and 2006, and have continued into 2007. The Company’s business is materially dependent on diesel fuel for its vessels and natural gas for its operating facilities. The costs of these commodities, which are beyond the Company’s control, may have an adverse material impact on the Company’s business, results of operations and financial condition.

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

The Company’s 2006 oil yield results were the poorest in its recent history. For illustrative purposes, the Company’s oil yields for the 2006 fishing season were lower by 28% compared to those in the 2005 fishing season and were lower by 24% compared to the Company’s 10 year oil yield average. The Company believes that the causes of lower fish oil yields relate to fish diet, weather and water temperature but such causes are not generally well understood. The impact of these poor oil yields have resulted in significantly higher per unit inventory costs and fewer volumes available for future sale. These higher unit costs and fewer volumes available for sale have adversely impacted financial results for the fourth quarter of 2006, first quarter of 2007 and second quarter of 2007.

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

OMEGA PROTEIN CORPORATION

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

Risks Relating to the Company’s Ongoing Operations:

The Company has a substantial amount of indebtedness, which may adversely affect its ability to operate its business, remain in compliance with debt covenants and make payments on its debt. As of June 30, 2007, the aggregate amount of the Company’s outstanding indebtedness under its Senior Credit Facility and its loan agreements under the Title XI Fisheries Finance Program was approximately $67.5 million. The Company’s outstanding indebtedness could have important consequences for you, including the following:

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

OMEGA PROTEIN CORPORATION

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

Investment Risks. Investment risks specifically related to the Company’s common stock include:

The limited liquidity for the Company’s common stock could affect your ability to sell your shares at a satisfactory price. The Company’s common stock is relatively illiquid. As of June 30, 2007, the Company had approximately 16.9 million shares of common stock outstanding. The average daily trading volume in the common stock during the prior 60 calendar days ending on that date was approximately 139,000 shares. A more active public market for the Company’s common stock, however, may not develop, which would continue to adversely affect the trading price and liquidity of the common stock. Moreover, a thin trading market for the common stock causes the market price for the common stock to fluctuate significantly more than the stock market as a whole. Without a large float, the Company’s common stock is less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of the common stock may be more volatile. In addition, in the absence of an active public trading market, you may be unable to liquidate your investment in the Company at a satisfactory price.

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

OMEGA PROTEIN CORPORATION

The number of shares of the Company’s common stock eligible for future sale could adversely affect the market price of its stock. The Company has reserved approximately 4.3 million shares of common stock for issuance under outstanding stock options, and the Company had outstanding options to purchase approximately 3.9 million shares of its common stock with a weighted average exercise price of $8.71 per share as of June 30, 2007. These shares of common stock are registered for resale on currently effective registration statements. In addition, the Company has registered the resale of 5,232,708 shares of common stock that were sold by Zapata to certain purchasers in a private transaction on a currently effective registration statement. Certain of the Company’s officers and directors have also entered into Rule 10b5-1 sales plans with brokers unaffiliated with the Company whereby they have committed to sell automatically and without discretion a predetermined number of shares of the Company’s common stock over a period of time according to their own individual criteria. The Company may issue additional restricted securities or register additional shares of common stock under the Securities Act in the future. The issuance of a significant number of shares of common stock upon the exercise of stock options, or the availability for sale, or sale, of a substantial number of the shares of common stock eligible for future sale under effective registration statements, under Rule 144 or otherwise, could adversely affect the market price of the common stock.

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

OMEGA PROTEIN CORPORATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

On June 20, 2007, the Company held its 2007 Annual Meeting of Stockholders. The matters voted on at the meeting and the results of the meeting were as follows:

A. Election of Class I Directors.

The stockholders elected Paul M. Kearns and Joseph L. von Rosenberg III as Class III Directors, with 10,008,263 shares voted for and 61,885 shares that withheld authority for Mr. Kearns, and 10,006,960 shares voted for and 63,188 shares that withheld authority for Mr. von Rosenberg. There were no broker non-votes. The Class III Directors’ terms expire at the 2010 Annual Meeting of Stockholders.

The Class I directors, whose term expires at the 2008 Annual Meeting of Stockholders, are Dr. Gary L. Allee and Dr. William E.M. Lands. The Class II directors, whose terms expire at the 2009 Annual Meeting of Stockholders, are Gary R. Goodwin and Harry O. Nicodemus, IV.

B. Ratification of Appointment of Independent Registered Public Accounting Firm

The stockholders ratified the appointment of PricewaterhouseCoopers, LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007, with 10,047,477 shares voted for, 15,321 shares voted against and 7,350 shares voted abstaining. There were no broker non-votes.

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.	Description of Exhibit
*10.1	Form of Insurance Policy Issuable under the Omega Protein Supplemental Executive Medical Reimbursement Plan (Exhibit 10.1 to Company Current Report on Form 8-K dated May 24, 2007).

31.1	Rule 13a-14(a)/15d-14(a) Certification for Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification for Chief Financial Officer.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Chief Executive Officer.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Chief Financial Officer.

*	Incorporated by reference

OMEGA PROTEIN CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMEGA PROTEIN CORPORATION
(Registrant)

August 3, 2007	By:	/s/ ROBERT W. STOCKTON
(Executive Vice President, Chief Financial Officer)