Form 10-Q
period 2007-09-30
OMEGA PROTEIN CORP
filed 2007-11-06
CIK 1053650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐ .

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

Number of shares outstanding of the Registrant's Common Stock, par value $0.01 per share, on November 2, 2007: 17,446,920.

OMEGA PROTEIN CORPORATION

OMEGA PROTEIN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

(Dollars in thousands, except per share amounts)

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements and Notes

	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$6,715	$7,993
Receivables, net	22,646	19,632
Inventories	76,686	60,045
Prepaid expenses and other current assets	1,943	2,089

Total current assets	107,990	89,759
Other assets, net	3,508	6,080
Deferred tax assets, net	1,320	4,103
Property and equipment, net	96,767	100,776

Total assets	$209,585	$200,718

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$5,830	$2,467
Accounts payable	2,516	2,456
Accrued liabilities	22,497	13,760

Total current liabilities	30,843	18,683
Long-term debt	60,567	72,693
Interest rate swap liability	199	—
Pension liabilities, net	5,921	8,252

Total liabilities	97,530	99,628

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 10,000,000 shares; none issued	—	—
Common stock, $0.01 par value; authorized 80,000,000 shares; 17,034,216 and 16,209,527 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	171	162
Capital in excess of par value	99,728	95,961
Retained earnings	18,652	11,895
Accumulated other comprehensive loss	(6,496)	(6,928)

Total stockholders’ equity	112,055	101,090

Total liabilities and stockholders’ equity	$209,585	$200,718

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OMEGA PROTEIN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues	$44,590	$52,089	$112,813	$113,730
Cost of sales	33,640	44,610	86,805	93,678

Gross profit	10,950	7,479	26,008	20,052

Selling, general, and administrative expense	3,477	3,605	11,656	10,827
Research and development expense	278	—	665	—
(Insurance recoveries) losses relating to natural disaster (see Notes 1 and 11)	(5,172)	918	(5,172)	1,351
Loss on disposal of assets	55	—	239	29

Operating income	12,312	2,956	18,620	7,845
Interest income	71	100	205	507

Interest expense	(1,275)	(498)	(4,215)	(1,550)
Loss resulting from debt refinancing	—	—	(3,024)	—
Other income (expense), net	(75)	(33)	(246)	(159)

Income before income taxes	11,033	2,525	11,340	6,643

Provision for income taxes	3,880	713	3,984	1,675

Net income	7,153	1,812	7,356	4,968
Other comprehensive income:
Pension benefit adjustment	204	—	612	—
Interest rate swap	(259)	—	(188)	—
Foreign currency translation adjustment, net of tax benefit	—	4	8	(5)

Comprehensive income	$7,098	$1,816	$7,788	$4,963

Basic earnings per share	$0.42	$0.07	$0.44	$0.20

Weighted average common shares outstanding	16,971	25,153	16,635	25,095

Diluted earnings per share	$0.41	$0.07	$0.42	$0.19

Weighted average common shares and common share equivalents outstanding	17,591	26,083	17,325	26,053

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OMEGA PROTEIN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in thousands, except per share amounts)

	Nine Months Ended September 30,
	2007	2006
	(in thousands)
Cash flows from operating activities:
Net income	$7,356	$4,968
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	9,998	9,748
(Additional insurance recoveries) involuntary conversion from natural disasters	(5,172)	897
Loss resulting from debt refinancing	2,151	—
Loss on sale of assets, net	239	29
Provision for losses on receivables	23	13
Share based compensation	225	97
Deferred income taxes	2,280	1,455
Changes in assets and liabilities:
Receivables	(9,389)	628
Amounts due from majority owner	—	105
Inventories	(16,641)	(12,874)
Prepaid expenses and other current assets	146	(1,492)
Other assets	(1,343)	(9,667)
Accounts payable	60	(1,546)
Accrued liabilities	8,652	12,443
Pension liabilities, net	(1,719)	(1,440)
Other, net	32	2

Total adjustments	(10,458)	(1,602)

Net cash (used in) provided by operating activities	(3,102)	3,366

Cash flows from investing activities:
Proceeds from disposition of assets	—	1
Proceeds from insurance company, hurricanes	13,172	2,000
Capital expenditures	(5,389)	(17,238)

Net cash provided by (used in) investing activities	7,783	(15,237)

Cash flows from financing activities:
Principal payments of long-term debt obligations	(56,112)	(1,852)
Debt issuance costs	(723)	—
Proceeds from borrowings	47,349	—
Proceeds from stock options exercised	1,872	688
Tax effect of stock options exercised	1,647	220

Net cash used in financing activities	(5,967)	(944)

Effect of exchange rate changes on cash and cash equivalents	8	(5)

Net decrease in cash and cash equivalents	(1,278)	(12,820)
Cash and cash equivalents at beginning of year	7,993	26,362

Cash and cash equivalents at end of period	$6,715	$13,542

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OMEGA PROTEIN CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars and shares in thousands)

	Common Stock		Capital Excess of	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Par Value	Earnings	Loss	Equity
Balance at December 31, 2006	16,210	$162	$95,961	$11,895	$(6,928)	$101,090
Issuance of common stock	824	9	2,120	—	—	2,129
Tax benefit from exercise of stock options	—	—	1,647	—	—	1,647
FIN 48 adoption, net of tax	—	—	—	(599)	—	(599)
Comprehensive income:
Net income	—	—	—	7,356	—	7,356
Other comprehensive income:
Interest rate swap adjustment, net of tax benefit of $96	—	—	—	—	(188)	(188)
Foreign currency translation adjustment, net of tax expense of $4 stock stock stock stock	—	—	—	—	8	8
Pension benefits adjustment, net of tax expense of $315	—	—	—	—	612	612

Total comprehensive income				7,356	432	7,788

Balance at September 30, 2007	17,034	$171	$99,728	$18,652	$(6,496)	$112,055

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

In the opinion of management the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the Company’s consolidated financial position as of September 30, 2007, and the results of its operations for the three and nine month periods ended September 30, 2007 and its cash flows for the nine month periods ended September 30, 2007 and 2006. Operating results are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

The Company has reclassified certain amounts previously reported to conform with the presentation at September 30, 2007.

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

The direct impact of the two hurricanes upon the Company was a loss of physical inventories and physical damage to the plants. The interruption of processing capabilities caused the Company to address the impact of abnormal downtime of its processing facilities, which resulted in the immediate recognition of costs which would ordinarily have been captured as inventory costs. See Note 11 for the amounts of these losses.

The Company maintains insurance coverage for a variety of these damages, most notably property, inventory and vessel insurance. The nature and extent of the insurance coverage varies by line of policy and the Company has previously recorded insurance recoveries as long-term receivables within other assets based on estimates of probable recoveries. The Company does not maintain business interruption insurance.

In order to facilitate the insurance recovery process, on July 28, 2006, the Company filed a lawsuit against its property insurance carriers, Lexington Insurance Company and RSUI Indemnity Company, in the U.S. District Court for the Western District of Louisiana, alleging breach of contract and bad faith based on the insurance carriers’ failure to pay amounts due to the Company under its property insurance policies for damages sustained from Hurricanes Katrina and Rita in the third quarter of 2005. The Company settled its lawsuit with its primary property insurance carrier, Lexington Insurance Company, for a total of $19.8 million during the third quarter of 2007. Of the $19.8 million, $12.0 million was previously recorded as a receivable and was fully received as of September 30, 2007, $3.3 million was paid to outside legal counsel in connection with the settlement and $4.5 was recognized during the third quarter as insurance recoveries relating to natural disaster in the statement of operations and comprehensive income. In addition, the Company settled its lawsuit with its secondary property insurance carrier, RSUI Indemnity Company, for a total of $9.2 million during the fourth quarter of 2007. Of the $9.2 million, $0.7 million was advanced during the third quarter of 2007 and recognized as insurance recoveries relating to natural disaster in the statement of operations and comprehensive income, $3.0 million will be paid to outside legal counsel in connection with the settlement during the fourth quarter of 2007 and $5.5 will be recognized during the fourth quarter of 2007 as insurance recoveries relating to natural disaster in the statement of operations and comprehensive income. The Company still has a pending lawsuit against its insurance broker alleging negligent procurement, negligent misrepresentation, breach of contract and violations of Texas Insurance and Consumer laws. See “Part II, Item 1. Legal Proceedings” for additional information.

Revenue Recognition

The Company derives revenue principally from the sales of a variety of protein and oil products derived from menhaden. The Company recognizes revenue for the sale of its products when title and rewards of ownership to its products are transferred to the customer.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

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

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

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

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

In April 2007, the Company entered into an interest rate swap agreement with a notional amount of $19,950,000 that is scheduled to mature in March 2012. Under this agreement, the Company receives a floating rate based on the LIBOR interest rate, and pays a fixed rate of 5.16% on the notional amount of $19,950,000. The Company has recorded a long-term liability of $199,000, net of the current portion of $85,000, to recognize the fair value of interest derivatives, and has also recorded a deferred tax asset of $96,000 associated therewith. The change in fair value from inception to September 30, 2007 is recorded in “other comprehensive income” in the Company’s consolidated financial statements.

The $188,000 reported for cash flow hedge effectiveness in accumulated other comprehensive loss as of September 30, 2007 will be reclassified to earnings on a quarterly basis through 2012, when the interest rate swap expires. The amount to be reclassified to earnings during the next 12 months is expected to be approximately $85,000.

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

Income Taxes

The Company utilizes the liability method to account for income taxes. This method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of existing temporary differences between the financial reporting and tax reporting basis of assets and liabilities, and operating loss and tax credits carryforwards for tax purposes. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. The Company believes that the deferred tax assets recorded as of September 30, 2007 are realizable through future reversals of existing taxable temporary differences and future taxable income. If the Company were to subsequently determine that it would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to deferred tax assets would increase earnings for the period in which such determination was made. The Company will continue to assess the adequacy of the valuation allowance on a quarterly basis. Any changes to the estimated valuation allowance could be material to the consolidated financial condition and results of operations.

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

Interest is capitalized only during the period of time required to complete and prepare the asset for its intended use. For the three and nine month periods ended September 30, 2007 and 2006, the Company capitalized interest of approximately $16,000, $0, $55,800 and $0, respectively.

Pension Plans

As of December 31, 2006, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. This statement requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income. The statement also changes financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The Company’s policy is to fund U.S. pension plans at amounts not less than the minimum requirements of the Employee Retirement Income Security Act of 1974 and generally for obligations under its foreign plans to deposit funds with trustees under insurance policies.

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

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Accumulated Comprehensive Loss

The components of accumulated other comprehensive loss included in shareholder’s equity are as follows:

	September 30, 2007	December 31, 2006
	(in thousands)
Cumulative Translation Adjustments, net of tax benefit of $13 as of September 30, 2007 and $17 as of December 31, 2006	$(25)	$(33)
Pension Benefits Adjustments, net of tax benefit of $3,237 as of September 30, 2007 and $3,552 as of December 31, 2006	(6,283)	(6,895)
Fair Value of Interest Rate Swap, net of tax expense of $96 as of September 30, 2007	(188)	—

Accumulated Other Comprehensive Loss	$(6,496)	$(6,928)

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

At September 30, 2007 and December 31, 2006, the Company had cash deposits concentrated primarily in one major bank. In addition, the Company had certificates of deposit and commercial quality grade investments A2P2 rated or better with companies and financial institutions. The Company believes that credit risk in such investments is minimal.

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

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Purchase and Retirement of Common Stock

The Company accounts for the retirement of treasury shares under the par value method. Under this method, the excess of the cost of treasury stock over its par value is charged to retained earnings.

Recently Issued Accounting Standards

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting and disclosure for uncertain tax positions in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 addresses the recognition, measurement, classification and disclosure issues related to the recording of financial statement benefits for income tax positions that have some degree of uncertainty. The Company adopted the provisions FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a decrease of approximately $0.6 million in deferred tax assets, net, which was accounted for as a decrease to the January 1, 2007 balance of retained earnings. As of January 1, 2007, the total gross unrecognized tax benefits were approximately $2.0 million. Of this total, approximately $1.6 million, net of federal tax benefits, would favorably affect the effective income tax rate if recognized. During the third quarter of 2007, the Company recognized a tax benefit of $72,000 relating to the adjustment of a tax position which was over accrued during the initial assessment stage of the impact of FIN 48.

The Company is no longer subject to U.S. Federal, state and local non-U.S. income tax examinations by tax authorities for years prior to 2003.

Additionally, the Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2007, the Company has approximately $5,000 of accrued interest and penalties related to uncertain tax positions.

While the Company expects the amount of unrecognized tax positions to change in the next 12 months, the Company does not expect the change to have a significant impact on the results of operations or financial position.

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

Stock-Based Compensation

The Company has a stock-based compensation plan, which is described in more detail in Note 11 to the consolidated financial statements of the Company’s Form 10-K for the fiscal year ended December 31, 2006. Net

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

earnings for the three and nine months ended September 30, 2007 and 2006 include $177,000, $64,800, $340,000 and $97,300 ($117,000, $42,800, $225,000 and $64,200 after-tax), respectively, of share-based compensation costs which are included in selling, general and administrative expenses in the condensed consolidated statement of operations and comprehensive income. As of September 30, 2007, there was $324,000 of total unrecognized compensation costs related to nonvested share-based compensation that is expected to be recognized over a weighted-average period of 1.89 years, of which $90,000 of total share-based compensation is expected to be recognized during the remainder of fiscal year 2007.

Note 2. Accounts Receivable

Accounts receivable as of September 30, 2007 and December 31, 2006 are summarized as follows:

	September 30, 2007	December 31, 2006
	(in thousands)
Trade	$20,797	$11,703
Insurance	719	1,090
Insurance – 2005 hurricanes	—	6,352
Employee	156	39
Income tax	373	309
Other	823	339

Total accounts receivable	22,868	19,832
Less: allowance for doubtful accounts	(222)	(200)

Receivables, net	$22,646	$19,632

Note 3. Inventory

The major classes of inventory as of September 30, 2007 and December 31, 2006 are summarized as follows:

	September 30, 2007	December 31, 2006
	(in thousands)
Fish meal	$52,254	$34,719
Fish oil	16,985	13,490
Fish solubles	1,959	680
Unallocated inventory cost pool (including off-season costs)	55	5,882
Other materials & supplies	5,433	5,274

Total inventory	$76,686	$60,045

Inventory at September 30, 2007 and December 31, 2006 is stated at the lower of cost or market. The elements of unallocated inventory cost pool include plant and vessel related labor, utilities, rent, repairs and depreciation, to be allocated to inventories produced through the remainder of the 2007 fishing season.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Note 4. Other Assets

Other assets as of September 30, 2007 and December 31, 2006 are summarized as follows:

	September 30, 2007	December 31, 2006
	(in thousands)
Fish nets, net of accumulated amortization of $2,008 and $1,597	$1,341	$929
Insurance receivable, net of allowance for doubtful accounts	995	768
Insurance receivable – 2005 hurricanes	—	1,648
Title XI loan origination fee	386	416
Other debt issuance costs	727	2,270
Deposits	49	49
Other	10	—

Total other assets, net	$3,508	$6,080

Amortization expense for fishing nets amounted to approximately $225,000, $160,000, $597,000 and $496,000 for the three and nine months ended September 30, 2007 and 2006, respectively.

As a result of Hurricanes Katrina and Rita (see Note 11 – Hurricane Losses), the Company sustained damage to its three fish processing facilities and its shipyard located in the Gulf of Mexico region. Based on estimates, the Company believed its hurricane related insurance recoveries would total approximately at least $12 million and as a result, recorded related receivables as of September 30, 2005. During the fourth quarter of 2005 and the first quarter of 2006, the Company obtained two separate $2.0 million advances against the hurricane claims from its primary property insurance carrier. In February 2007 and May 2007, the Company received additional advances of $6.4 million and $0.2 million, respectively, against the hurricane claims from its primary property insurance carrier. In order to facilitate the insurance recovery process, on July 28, 2006, the Company filed a lawsuit against its property insurance carriers, Lexington Insurance Company and RSUI Indemnity Company, in the U.S. District Court for the Western District of Louisiana, alleging breach of contract and bad faith based on the insurance carriers’ failure to pay amounts due to the Company under its property insurance policies for damages sustained from Hurricanes Katrina and Rita in the third quarter of 2005. The Company settled its lawsuit with its primary property insurance carrier, Lexington Insurance Company, for a total of $19.8 million during the third quarter of 2007. Of the $19.8 million, $12.0 million was previously recorded as a receivable and was fully received as of September 30, 2007, $3.3 million was paid to outside legal counsel in connection with the settlement and $4.5 was recognized during the third quarter as insurance recoveries relating to natural disaster in the statement of operations and comprehensive income. In addition, the Company settled its lawsuit with its secondary property insurance carrier, RSUI Indemnity Company, for a total of $9.2 million during the fourth quarter of 2007. Of the $9.2 million, $0.7 million was advanced during the third quarter of 2007 and recognized as insurance recoveries relating to natural disaster in the statement of operations and comprehensive income, $3.0 million was paid to outside legal counsel in connection with the settlement during the fourth quarter of 2007 and $5.5 was received and will be recognized during the fourth quarter of 2007 as insurance recoveries relating to natural disaster in the statement of operations and comprehensive income. The Company still has a pending lawsuit against its insurance broker alleging negligent procurement, negligent misrepresentation, breach of contract and violations of Texas Insurance and Consumer laws. See “Part II, Item 1. Legal Proceedings” for additional information.

The Company carries insurance for certain losses relating to its vessels and Jones Act liability for employees aboard its vessels (collectively, “Vessel Claims Insurance”). The typical Vessel Claims Insurance policy contains an annual aggregate deductible (“AAD”) for which the Company remains responsible, while the insurance carrier is responsible for all applicable amounts which exceed the AAD. It is the Company’s policy to accrue current

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

amounts due and record amounts paid out on each claim. Once payments exceed the AAD, the Company records an insurance receivable for a given policy year, net of allowance for doubtful accounts. As of September 30, 2007 and December 31, 2006 the allowance for doubtful insurance receivable accounts was $2.0 million.

Note 5. Property and Equipment

Property and equipment at September 30, 2007 and December 31, 2006 are summarized as follows:

	September 30, 2007	December 31, 2006
	(in thousands)
Land	$7,630	$7,630
Plant assets	102,388	100,963
Fishing vessels	94,008	94,268
Furniture and fixtures	4,902	3,135
Construction in progress	4,206	3,035

Total property and equipment	213,134	209,031
Less: accumulated depreciation and impairment	(116,367)	(108,255)

Property, plant and equipment, net	$96,767	$100,776

Depreciation expense for the three and nine months ended September 30, 2007 and 2006 was $2.9 million, $3.2 million, $9.2 million and $9.2 million, respectively.

Note 6. Notes Payable and Long-Term Debt

At September 30, 2007 and December 31, 2006, the Company’s long-term debt consisted of the following:

	September 30, 2007	December 31, 2006
	(in thousands)
U.S. government guaranteed obligations (Title XI loan) collateralized by a first lien on certain vessels and certain plant assets:
Amounts due in installments through 2016, interest from 6.49% to 7.6%	$31,547	$27,343
Amounts due in installments through 2014, interest at Eurodollar rates plus 0.45% (5.81% and 5.82% at September 30, 2007 and December 31, 2006, respectively)	287	317
Bank of America term loan, quarterly principal payments beginning September 30, 2007, as defined, interest payable quarterly based on LIBOR plus 2.38% (7.57% as of September 30, 2007) maturing March 2012	34,563	—
Ableco revolving credit facility, annual principal payments based on defined calculation, interest payable monthly based on LIBOR plus 3.25 basis points (8.6% as of December 31, 2006) maturing in October 2011	—	12,500
Ableco term loan, annual principal payments based on defined calculation, interest payable monthly based on LIBOR plus 4.25 basis points (9.6% as of December 31, 2006) maturing in October 2011	—	35,000

Total debt	66,397	75,160
Less current maturities	(5,830)	(2,467)

Long-term debt	$60,567	$72,693

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

On December 1, 2005, pursuant to the Title XI program, the FFP approved a second financing application made by the Company in the amount of $16.4 million (the “Second Approval Letter”). In May 2006, the Company submitted a $6.3 million financing request under the Second Approval Letter. The Company closed on the $6.3 financing in the first quarter of 2007. As of September 30, 2007, the Company was in compliance with all of the covenants contained therein.

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

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

For the nine months ended September 30, 2007, as a result of the above mentioned refinancing, the Company expensed approximately $2.2 million in deferred debt issuance costs and $0.8 million as a prepayment penalty related to the Financing Facility.

As of September 30, 2007, the Company had $34.6 million outstanding under the Term Loan and $3.1 million in letters of credit issued primarily in support of worker’s compensation insurance programs. As of September 30, 2007, the Company had $16.9 million available under the Revolving Credit Facility and the Company was in compliance with all of the covenants under the Senior Credit Facility. The Company has no off-balance sheet arrangements other than normal operating leases and standby letters of credit.

Note 7. Accrued Liabilities

Accrued liabilities as of September 30, 2007 and December 31, 2006 are summarized as follows:

	September 30, 2007	December 31, 2006
	(in thousands)
Salary and benefits	$10,355	$4,023
Insurance	4,853	4,186
Taxes, other than income tax	1,064	130
Trade creditors	5,682	4,664
Fair market value of interest rate swap, current portion	85	—
Other	458	757

Total accrued liabilities	$22,497	$13,760

Note 8. Commitments and Contingencies

Litigation

The Company is defending various claims and litigation arising from its operations which arise in the ordinary course of the Company’s business. In the opinion of management, and based on advice of legal counsel, it is believed that any existing litigation involving the Company will not materially adversly affect its financial condition, cash flows or future results of operations.

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

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

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

Note 9. Reconciliation of Basic and Diluted Per Share Data (in thousands except per share data)

	Earnings (Numerator)	Shares (Denominator)	Per Share Data
Three Months Ended September 30, 2007
Net earnings	$7,153	—

Basic earnings per common share:
Earnings available to common shareholders	$7,153	16,971	$0.42

Effect of dilutive securities:
Stock options assumed exercised	—	620

Diluted earnings per common share:
Earnings available to common shareholders plus stock options assumed exercised	$7,153	17,591	$0.41

	Earnings (Numerator)	Shares (Denominator)	Per Share Data
Three Months Ended September 30, 2006
Net earnings	$1,812	—

Basic earnings per common share:
Earnings available to common shareholders	$1,812	25,153	$0.07

Effect of dilutive securities:
Stock options assumed exercised	—	930

Diluted earnings per common share:
Earnings available to common shareholders plus stock options assumed exercised	$1,812	26,083	$0.07

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

	Earnings (Numerator)	Shares (Denominator)	Per Share Data
Nine Months Ended September 30, 2007
Net earnings	$7,356

Basic earnings per common share:
Earnings available to common shareholders	$7,356	16,635	$0.44

Effect of dilutive securities:
Stock options assumed exercised	—	690

Diluted earnings per common share:
Earnings available to common shareholders plus stock options assumed exercised	$7,356	17,325	$0.42

	Earnings (Numerator)	Shares (Denominator)	Per Share Data
Nine Months Ended September 30, 2006
Net earnings	$4,968

Basic earnings per common share:
Earnings available to common shareholders	$4,968	25,095	$0.20

Effect of dilutive securities:
Stock options assumed exercised	—	958

Diluted earnings per common share:
Earnings available to common shareholders plus stock options assumed exercised	$4,968	26,053	$0.19

Options to purchase 2,085,000 and 2,597,000 shares of common stock at exercise prices ranging from $8.61 to $17.25 and $7.25 to $17.25 per share were outstanding during the three and nine months ended September 30, 2007, respectively, but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the shares during that period.

Options to purchase 2,575,000 shares of common stock at exercise prices ranging from $6.13 to $17.25 per share were outstanding during the three and nine months ended September 30, 2006, but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the shares during that period.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Note 10. Components of Net Periodic Benefit Cost

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Service cost	$—	$—	$—	$—
Interest cost	376	358	1,128	1,074
Expected return on plan assets	(405)	(343)	(1,215)	(1,029)
Amortization of prior service costs	—	—	—	—
Amortization of net loss	204	227	612	681

Net periodic pension cost	$175	$242	$525	$726

For the nine months ended September 30, 2007, the Company made approximately $2.2 million in contributions to the Company’s pension plan. The Company expects to make contributions of $0.4 million to the pension plan during the remainder of 2007. For the nine months ended September 30, 2006, the Company had made $2.2 million in contributions to the pension plan.

Note 11. Hurricane Losses

On August 29, 2005, the Company’s Moss Point, Mississippi fish processing facility and adjacent shipyard were severely damaged by Hurricane Katrina. On September 24, 2005, the Company’s Cameron, Louisiana and the Abbeville, Louisiana fish processing facilities were also severely damaged by Hurricane Rita. For the three and nine-month periods ended September 30, 2007 and 2006, the following amounts have been recognized in the Company’s statement of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Involuntary conversion of property and equipment	$—	$897	$—	$897
Clean-up costs incurred	—	21	—	454
Insurance recoveries	(5,172)	—	(5,172)	—

(Insurance recoveries) losses relating to natural disaster	$(5,172)	$918	$(5,172)	$1,351

Note 12. Subsequent Event

In October 2007, the Company and RSUI Indemnity Company entered into a Settlement Agreement pursuant to which RSUI Indemnity Company made an additional payment to the Company of approximately $8,244,000 on October 29, 2007. The net proceeds to the Company, after legal fees, to be recognized in the fourth quarter of 2007 were approximately $5,496,000.

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

In August 2005, the Company’s Moss Point, Mississippi fish processing facility and adjacent shipyard were severely damaged by Hurricane Katrina. In September 2005, the Company’s Cameron, Louisiana and Abbeville, Louisiana fish processing facilities were also severely damaged by Hurricane Rita. Each of these facilities was non-operational immediately after these weather events. The Moss Point, Abbeville and Cameron facilities accounted for approximately 16%, 31% and 22%, respectively, of the Company’s full year 2004 production tonnage, so as an immediate result of the two hurricanes, approximately 70% of the Company’s operating capacity was impaired and the Company’s business, results of operations and financial condition were materially adversely affected. The Company’s four plants, assuming that no hurricane damage had occurred, would have had an aggregate annual processing capacity as of December 31, 2005 of approximately 950,000 tons of fish. The hurricane damages reduced the Company’s annual aggregate processing capacity to approximately 850,000 tons as of September 30, 2007. The Company anticipates that the decrease in annual processing capacity will have no effect on the Company’s ability to process in the future because the Company has historically operated at processing levels substantially below maximum capacity.

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

The direct impact of the two hurricanes upon the Company was a loss of physical inventories and physical damage to the plants. As of September 30, 2007, the Company estimated its cumulative hurricane damages at approximately $29.3 million, of which $12.0 million was recorded as a receivable under insurance policies as of September 30, 2005. Of the $12.0 million, $2.0 million, $2.0 million, $6.4 million, $0.2 million and $1.4 million was received in the fourth quarter of 2005, first quarter of 2006, first quarter of 2007, second quarter of 2007 and third quarter of 2007, respectively. In addition to the $12.0 million receivable recorded as of September 30, 2005, the Company realized additional insurance recoveries of $5.2 million during the third quarter of 2007. The Company has recognized a cumulative $12.1 million net loss through September 30, 2007 due to estimated damages in excess of recognized insurance recoveries. Of the damage estimate, approximately $2.5 million was related to damaged fish meal inventory and approximately $13.0 million was related to write-offs of inventory costs that had been allocated and deferred to future production that did not occur. The Company did not maintain business interruption insurance for these types of deferred inventory costs due to its high cost and limited availability.

In order to facilitate the insurance recovery process, on July 28, 2006, the Company filed a lawsuit against its property insurance carriers, Lexington Insurance Company and RSUI Indemnity Company, in the U.S. District Court for the Western District of Louisiana, alleging breach of contract and bad faith based on the insurance carriers’ failure to pay amounts due to the Company under its property insurance policies for damages sustained from Hurricanes Katrina and Rita in the third quarter of 2005. The Company settled its lawsuit with its primary property insurance carrier, Lexington Insurance Company, for a total of $19.8 million during the third quarter of 2007. Of the $19.8 million, $12.0 million was previously recorded as a receivable and was fully received as of September 30, 2007, $3.3 million was paid to outside legal counsel in connection with the settlement and $4.5 was recognized during the third quarter as insurance recoveries relating to natural disaster in the statement of operations and comprehensive income. In addition, the Company settled its lawsuit with its secondary property insurance carrier, RSUI Indemnity Company, for a total of $9.2 million during the fourth quarter of 2007. Of the $9.2 million, $0.7 million was advanced during the third quarter of 2007 and recognized as insurance recoveries relating to natural disaster in the statement of operations and comprehensive income, $3.0 million was paid to outside legal counsel in connection with the settlement during the fourth quarter of 2007 and $5.5 million was received and will be recognized during the fourth quarter of 2007 as insurance recoveries relating to natural disaster in the statement of operations and comprehensive income. The Company still has a pending lawsuit against its insurance broker alleging negligent procurement, negligent misrepresentation, breach of contract and violations of Texas Insurance and Consumer laws. See “Part II, Item 1. Legal Proceedings” for additional information.

The 2006 oil yield results were the poorest in recent Company history. For illustrative purposes, the Company’s oil yields for the 2006 fishing season were lower by 28% compared to those in the 2005 fishing season and were lower by 24% compared to the Company’s 10 year oil yield average. The causes of lower fish oil yields are believed to relate to fish diet, weather and water temperature but are not generally well understood. The impact of these poor oil yields have resulted in significantly higher per unit inventory costs and fewer volumes available for future sale. These higher unit costs and fewer volumes available for sale have adversely impacted financial results for the fourth quarter of 2006 and first quarter of 2007, and have adversely impacted financial results, to some extent, for the second quarter of 2007. There was no material impact in the third quarter of 2007.

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

The Company operates through two primary subsidiaries: Omega Protein, Inc. and Omega Shipyard, Inc. Omega Protein, Inc. is the Company’s principal operating subsidiary for its menhaden processing business and is the successor to a business conducted since 1913. Omega Shipyard, Inc. owns a drydock facility in Moss Point, Mississippi, which is used to provide shoreside maintenance for the Company’s fishing fleet and, subject to outside demand and excess capacity, occasionally for third-party vessels. Revenues from shipyard work for third-party vessels for the three and nine months ended September 30, 2007 and 2006 were not material. The Company also has a number of other immaterial direct and indirect subsidiaries.

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

OMEGA PROTEIN CORPORATION

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

Fishing. During the third quarter of 2007, the Company owned a fleet of 59 fishing vessels and 32 spotter aircraft for use in its fishing operations and also leased additional aircraft where necessary to facilitate operations. During the 2007 fishing season in the Gulf of Mexico, which runs from mid-April through October, the Company operated 31 fishing and carry vessels and 28 spotter aircraft. The fishing area in the Gulf is generally located along the Gulf Coast, with a concentration off the Louisiana and Mississippi coasts. The fishing season along the Atlantic coast begins in early May and usually extends into December. During the 2007 season, the Company is operating 10 fishing vessels and 8 spotter aircraft along the Mid-Atlantic coast, concentrated primarily in and around Virginia and North Carolina. The remaining fleet of fishing vessels and spotter aircraft are not routinely operated during the fishing season and are back-up to the active fleet, used for other transportation purposes, inactive or in the process of refurbishment in the Company’s shipyard.

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

OMEGA PROTEIN CORPORATION

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

OmegaPure Technology and Innovation Center. In January 2007, the Company opened its new OmegaPure Technology and Innovation Center located in Houston, Texas to further develop its OmegaPure® food grade Omega-3 product line. The new facility has food science application labs, as well as analytical, sensory and pilot plant capabilities. The new facility also has a lipids research lab where the Company plans to continue to develop new Omega-3 products that have improved functionality and technical characteristics.

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

OMEGA PROTEIN CORPORATION

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

The direct impact of the two hurricanes upon the Company was a loss of physical inventories and physical damage to the plants. As of September 30, 2007, the Company estimated its cumulative hurricane damages at approximately $29.3 million, of which $12.0 million was recorded as a receivable under insurance policies as of September 30, 2005. Of the $12.0 million, $2.0 million, $2.0 million, $6.4 million, $0.2 million and $1.4 million was received in the fourth quarter of 2005, first quarter of 2006, first quarter of 2007, second quarter of 2007 and third quarter of 2007, respectively. In addition to the $12.0 million receivable recorded as of September 30, 2005, the Company realized additional insurance recoveries of $5.2 million during the third quarter of 2007. The Company has recognized a cumulative $12.1 million net loss through September 30, 2007 due to estimated damages in excess of recognized insurance recoveries. Of the damage estimate, approximately $2.5 million was related to damaged fish meal inventory and approximately $13.0 million was related to write-offs of inventory costs that had been allocated and deferred to future production that did not occur. The Company did not maintain business interruption insurance for these types of deferred inventory costs due to its high cost and limited availability.

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

In order to facilitate the insurance recovery process, on July 28, 2006, the Company filed a lawsuit against its property insurance carriers, Lexington Insurance Company and RSUI Indemnity Company, in the U.S. District Court for the Western District of Louisiana, alleging breach of contract and bad faith based on the insurance carriers’ failure to pay amounts due to the Company under its property insurance policies for damages sustained from Hurricanes Katrina and Rita in the third quarter of 2005. The Company settled its lawsuit with its primary property insurance carrier, Lexington Insurance Company, for a total of $19.8 million during the third quarter of 2007. Of the $19.8 million, $12.0 million was previously recorded as a receivable and was fully received as of September 30, 2007, $3.3 million was paid to outside legal counsel in connection with the settlement and $4.5 was recognized during the third quarter as insurance recoveries relating to natural disaster in the statement of operations and comprehensive income. In addition, the Company settled its lawsuit with its secondary property insurance carrier, RSUI Indemnity Company, for a total of $9.2 million during the fourth quarter of 2007. Of the

OMEGA PROTEIN CORPORATION

$9.2 million, $0.7 million was advanced during the third quarter of 2007 and recognized as insurance recoveries relating to natural disaster in the statement of operations and comprehensive income, $3.0 million was paid to outside legal counsel in connection with the settlement during the fourth quarter of 2007 and $5.5 million was received and will be recognized during the fourth quarter of 2007 as insurance recoveries relating to natural disaster in the statement of operations and comprehensive income. The Company still has a pending lawsuit against its insurance broker alleging negligent procurement, negligent misrepresentation, breach of contract and violations of Texas Insurance and Consumer laws. See “Part II, Item 1. Legal Proceedings” for additional information.

As of December 31, 2005, the Company’s four active processing plants, assuming that no hurricane damages had occurred, would have had an aggregate annual capacity to process approximately 950,000 tons of fish. The previously described hurricane damages reduced the annual aggregate processing capacity to approximately 850,000 tons as of September 30, 2007. The Company anticipates that the decrease in annual processing capacity will have no effect on the Company’s ability to process in the future because the Company has historically operated at processing levels substantially below maximum capacity. Operations at the Cameron fish processing facility were re-established in June 2006, but at reduced processing capabilities. The Cameron facility became fully operational in September 2006.

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

Distribution System. The Company’s distribution system of warehouses, tank storage facilities, vessel loading facilities, trucks, barges and railcars allows the Company to service customers throughout the United States and also foreign locations. The Company owns and leases warehouses and tank storage space for storage of its products, generally at terminals along the Mississippi River. The Company generally contracts with third-party trucking, vessel, barge and railcar companies to transport its products to and from warehouses and tank storage facilities and directly to its customers.

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

OMEGA PROTEIN CORPORATION

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

The following table sets forth the Company’s revenues by product (in millions) and the approximate percentage of total revenues represented thereby, for the indicated periods:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
	Revenues	Percent	Revenues	Percent	Revenues	Percent	Revenues	Percent
Regular Grade	$6.3	14.1%	$4.4	8.4%	$15.1	13.4%	$13.1	11.4%
Special Select	18.0	40.4	23.4	44.9	55.3	49.0	49.3	43.4
Sea-Lac	5.7	12.8	2.9	5.6	8.7	7.7	7.4	6.5
Crude Oil	10.8	24.2	18.5	35.5	22.1	19.6	34.9	30.7
Refined Oil	3.3	7.4	2.1	4.0	9.5	8.4	6.7	5.9
Fish Solubles	0.5	1.1	0.6	1.2	1.9	1.7	1.9	1.7
Other	0.0	0.0	0.2	0.4	0.2	0.2	0.4	0.4

Total	$44.6	100.0%	$52.1	100.0%	$112.8	100.0%	$113.7	100.0%

Customers and Marketing. Most of the Company’s marine protein products are sold directly to approximately 600 customers by the Company’s agriproducts sales department, while a smaller amount is sold through independent sales agents. Product inventory was $71.2 million on September 30, 2007 versus $48.9 million as of December 31, 2006.

The Company’s fish meal is sold primarily to domestic feed producers for utilization as a high-protein ingredient for the swine, aquaculture, dairy and pet food industries. Crude fish oil sales primarily involve export markets where the fish oil is used for aquaculture feeds and is refined for use as a hydrogenated edible oil.

The Company’s products are sold both in the U.S. and internationally. International sales consist mainly of fish oil sales to Norway, Canada, Chile and Japan. The Company’s sales in these foreign markets are denominated in U.S. dollars and are not directly affected by currency fluctuations. Such sales could be adversely affected by changes in demand resulting from fluctuations in currency exchange rates.

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

OMEGA PROTEIN CORPORATION

competitive position. To that end, the Company has adopted strict quality control systems and procedures designed to test the quality aspects of its products, such as protein content and digestibility. The Company regularly reviews, updates and modifies these systems and procedures as appropriate.

Purchases and Sales of Third-Party Meal and Oils. Omega has from time to time purchased fish meal and fish oil from other domestic and international manufacturers. These purchase and resale transactions have to date been ancillary to the Company’s base manufacturing and sales business.

During 2005 and 2006, the Company’s fish catch and resultant product inventories were reduced, primarily due to adverse weather conditions, and the Company further expanded its purchase and resale of other fish meals and oils (primarily Panamanian, Peruvian and Mexican fish meal and U.S. menhaden oil). Although operating margins from these activities are less than the margins typically generated from the Company’s base domestic production, these operations provide the Company with a source of fish meal and oil to sell into other markets, some of which, the Company has not historically had a presence. During 2005, the Company purchased products totaling approximately 16,600 tons, or approximately 8% of total volume 2005 sales. During 2006, the Company purchased products totaling approximately 14,600 tons, or approximately 7% of total volume 2006 sales. During the nine months ended September 30, 2007, the Company purchased fish oil totaling approximately 2,500 tons, or approximately 6.1% of fish oil sales, for nine months ended September 30, 2007.

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

OMEGA PROTEIN CORPORATION

Fish meal prices have historically borne a relationship to prevailing soybean meal prices (more weakly correlated in recent years), while prices for fish oil are generally influenced by prices for vegetable fats and oils, such as rapeseed, soybean and palm oils. Thus, the prices for the Company’s products are established by worldwide supply and demand relationships over which the Company has no control and tend to fluctuate significantly over the course of a year and from year to year.

Critical Accounting Policies and Estimates

For information on critical accounting policies and estimates, see Note 1 to the unaudited condensed consolidated financial statements included in Item 1 – Financial Statements.

Results of Operations

The following table sets forth as a percentage of revenues certain items of the Company’s operations for each of the indicated periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	75.4	85.6	76.9	82.4

Gross profit	24.6	14.4	23.1	17.6
Selling, general and administrative expense	7.9	6.9	10.4	9.5
Research and development expense	0.6	—	0.6	—
(Insurance recoveries) losses relating to natural disaster	(11.6)	1.8	(4.6)	1.2
Loss on disposal of assets	0.1	—	0.2	—

Operating income	27.6	5.7	16.5	6.9
Interest income	0.2	0.3	0.2	0.4
Interest expense	(2.9)	(1.0)	(3.7)	(1.4)
Loss resulting from debt refinancing	—	—	(2.7)	—
Other income (expense), net	(0.2)	(0.1)	(0.2)	(0.1)

Income before income taxes	24.7	4.9	10.1	5.8
Provision for income taxes	8.7	1.4	3.6	1.5

Net income	16.0%	3.5%	6.5%	4.3%

Interim Results for the Third Quarters ended September 30, 2007 and September 30, 2006

Revenues. Revenues decreased $7.5 million or 14.4% for the quarter ended September 30, 2007 as compared to the quarter ended September 30, 2006. The decrease was primarily due to a 21.8% and 39.0% decrease in sales volumes of the Company’s fish meal and fish oil, respectively, partially offset by a 24.7% and 12.2% increase in sales prices of the Company’s fish meal and fish oil, respectively. The Company experienced a $9.5 million increase in revenues due to increased sales prices and a $17.0 million decrease in revenues due to decreased sales volumes of the Company’s fish meal and fish oil. The decline in sales volumes of the Company’s fish meal and fish oil is primarily attributable to timing of shipments being delayed beyond September 30, 2007. Additionally, there has been a general weakening in demand, particularly relating to fish meal, due to higher prices.

Cost of Sales. Cost of sales, including depreciation and amortization, for the current quarter ended September 30, 2007 was $33.6 million, a decrease of $11.0 million or 24.7%, from $44.6 million for the quarter ended September 30, 2006. Cost of sales as a percentage of revenues decreased 10.2% to 75.4% for the quarter ended September 30, 2007 as compared to the quarter ended September 30, 2006. The decrease in cost of sales as a percentage of revenues was due to higher sales prices, as noted above, partially offset by a higher per unit cost for the current quarter.

OMEGA PROTEIN CORPORATION

Gross Profit. Gross profit increased 46.4% from a $7.5 million gross profit in the quarter ended September 30, 2006 to $11.0 million in the current quarter ended September 30, 2007. The increase in gross profit was primarily due to increased sales prices, partially offset by a higher per unit cost for the current quarter, as discussed above.

Selling, general and administrative expenses. Selling, general, and administrative expenses decreased $0.1 million from $3.6 million for the quarter ended September 30, 2006 to $3.5 million for the quarter ended September 30, 2007. This decrease was attributable primarily to decreased consulting fees.

Research and development expenses. Research and development expenses were approximately $278,000, for the quarter ended September 30, 2007. This balance represents costs incurred at the Company’s OmegaPure Technology and Innovation Center which commenced operations in January 2007.

(Insurance recoveries) losses relating to natural disaster. During the quarter ended September 30, 2007, the Company settled the lawsuit with its primary insurance carrier which resulted in the recognition of $4.5 million in net proceeds in excess of amounts previously recorded. Additionally, the Company received an additional $0.7 million in net proceeds from the lawsuit with its secondary insurance carrier during the current quarter. For the quarter ended September 30, 2006, the Company incurred losses of $0.9 million relating to damages, clean up costs, incurred at its Moss Point, Mississippi fish processing facility and adjacent shipyard from Hurricane Katrina, and damages incurred at its Cameron and Abbeville, Louisiana fish processing facilities from Hurricane Rita.

Loss on disposal of assets. For the quarter ended September 30, 2007, the Company incurred a loss of $55,000 relating to the disposal of assets in the ordinary course of business. There was no such loss for the quarter ended September 30, 2006.

Operating income. As a result of the factors discussed above (the most material of which were higher sales prices and the insurance settlement), the Company’s operating income increased $9.3 million from operating income of $3.0 million for the quarter ended September 30, 2006 to operating income of $12.3 million for the quarter ended September 30, 2007.

Interest income. Interest income decreased $29,000 for the current quarter ended September 30, 2007 as compared to the quarter ended September 30, 2006. The decrease was primarily due to a lower balance of the Company’s cash and cash equivalents on which returns are generated.

Interest expense. Interest expense increased $0.8 million for the current quarter ended September 30, 2007 as compared to the quarter ended September 30, 2006. The increase in interest expense is primarily due to additional debt the Company had outstanding in the quarter ended September 30, 2007 that was incurred in October 2006 and refinanced in March 2007.

Other income (expense), net. Other expense, net increased $42,000 in the current quarter ended September 30, 2007 as compared to the quarter ended September 30, 2006. The increase was primarily due to fees paid to the Company’s bank and miscellaneous penalties in the quarter ended September 30, 2007 compared to the third quarter in 2006.

Provision for income taxes. The Company recorded a $3.9 million provision for income taxes for the quarter ended September 30, 2007, representing an effective tax rate of 35.2% for income taxes compared to 28.2% for the quarter ended September 30, 2006. This increase in the effective tax rate is primarily a result of factors experienced in the prior quarter that had less of an impact in the current quarter. These factors include increased amounts of interest income exempt from income tax, the partial exclusion of income on foreign sales, income tax

OMEGA PROTEIN CORPORATION

credits attributable to post-hurricane wages and a state income tax benefit. The Company believes that it is more probable than not that the recorded estimated deferred tax asset benefits and state operating loss carry-forwards will be realized except for the amount for which a valuation allowance has been provided. The statutory tax rate of 34% for U.S. federal taxes was in effect for the respective periods.

Interim Results for the Nine Months ended September 30, 2007 and September 30, 2006

Revenues. Revenues decreased $0.9 million or 0.8% for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. The decrease was due to a 9.7% and 36.0% decrease in sales volumes of the Company’s fish meal and fish oil, respectively, offset by a 25.3% and 18.9% increase in sales prices of the Company’s fish meal and fish oil, respectively. The Company experienced a $23.2 million increase in revenues due to increased sales prices and a $24.1 million decrease in revenues due to decreased sales volumes of the Company’s fish meal and fish oil. The decline in sales volumes of the Company’s fish oil is primarily attributable to decreased quantities available for sale resulting from reduced oil yields experienced during the 2006 fishing season, combined with shipments being delayed beyond September 30, 2007. Additionally, there has been a general weakening in demand, particularly relating to fish meal, due to high prices.

Cost of Sales. Cost of sales, including depreciation and amortization, for the nine months ended September 30, 2007 was $86.8 million, a decrease of $6.9 million or 7.4% from $93.7 million for the nine months ended September 30, 2006. Cost of sales as a percentage of revenues decreased 5.5% to 76.9% for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. The decrease in cost of sales as a percentage of revenues was due to higher sales prices, as noted above, partially offset by a higher per unit cost for the current nine months.

Gross Profit. Gross profit increased 29.7% from a $20.1 million gross profit in the nine months ended September 30, 2006 to $26.0 million in the current nine months ended September 30, 2007. The increase in gross profit was primarily due to increased sales prices, partially offset by a higher per unit cost for the current quarter, as discussed above.

Selling, general and administrative expenses. Selling, general, and administrative expenses increased $0.9 million from $10.8 million for the nine months ended September 30, 2006 to $11.7 million for the nine months ended September 30, 2007. This increase was attributable primarily to bonuses, increased audit and audit related expenditures and other consulting expenditures relating to hurricane insurance recovery efforts.

Research and development expenses. Research and development expenses were approximately $665,000, for the nine months ended September 30, 2007. This balance represents costs incurred at the Company’s OmegaPure Technology and Innovation Center which commenced operations in January 2007.

(Insurance recoveries) losses relating to natural disaster. During the nine months ended September 30, 2007, the Company settled the lawsuit with its primary insurance carrier which resulted in the recognition of $4.5 million in net proceeds in excess of amounts previously recorded. Additionally, the Company received an additional $0.7 million in net proceeds from its lawsuit with its secondary insurance carrier during the current nine month period. For the nine months ended September 30, 2006, the Company incurred losses of $1.4 million relating to damages, clean up costs, incurred at its Moss Point, Mississippi fish processing facility and adjacent shipyard from Hurricane Katrina, and damages incurred at its Cameron and Abbeville, Louisiana fish processing facilities from Hurricane Rita.

Loss on disposal of assets. For the nine months ended September 30, 2007 the Company incurred a loss of $239,000 relating to the disposal of an asset in the ordinary course of business. The loss for the nine months ended September 30, 2006 amounted to $29,000.

OMEGA PROTEIN CORPORATION

Operating income. As a result of the factors discussed above (the most material of which were higher sales prices and the insurance settlement), the Company’s operating income increased $10.8 million from operating income of $7.8 million for the nine months ended September 30, 2006 to operating income of $18.6 million for the nine months ended September 30, 2007.

Interest income. Interest income decreased $302,000 for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. The decrease was primarily due to a lower balance of the Company’s cash and cash equivalents on which returns are generated.

Interest expense. Interest expense increased $2.7 million for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. The increase in interest expense is primarily due to additional debt the Company had outstanding during the nine months ended September 30, 2007 that was incurred in October 2006 and refinanced in March 2007.

Loss resulting from debt refinancing. Refinancing expenses were $3.0 million for the nine months ended September 30, 2007. The expenses relate to previously deferred debt issuance costs and other costs that became immediately recognized when the Company refinanced the Financing Facility with Abelco Finance LLC on March 26, 2007. No such expenses were recognized in the nine months ended September 30, 2006.

Other income (expense), net. Other expense, net increased $87,000 in the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. The increase was primarily due to increased fees paid to the Company’s bank and miscellaneous penalties during the nine months ended September 30, 2007.

Provision for income taxes. The Company recorded a $4.0 million provision for income taxes for the nine months ended September 30, 2007, representing an effective tax rate of 35.1% for income taxes compared to 25.2% for the nine months ended September 30, 2006. This increase in the effective tax rate is primarily a result of factors experienced in the prior year that will have less of an impact in the current year. These factors include increased amounts of interest income exempt from income tax, the partial exclusion of income on foreign sales, income tax credits attributable to post-hurricane wages and a state income tax benefit. The Company believes that it is more probable than not that the recorded estimated deferred tax asset benefits and state operating loss carry-forwards will be realized except for the amount for which a valuation allowance has been provided. The statutory tax rate of 34% for U.S. federal taxes was in effect for the respective periods.

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

OMEGA PROTEIN CORPORATION

At September 30, 2007, the Company had an unrestricted cash balance of $6.7 million, down $1.3 million from December 31, 2006. This decrease was primarily due to capital expenditures, fishing season expenditures, the refinancing of the Financing Facility with Abelco Finance LLC which was offset by the receipt of insurance proceeds related to the 2005 hurricanes, and other events as described in “—Results of Operations”. The Company’s annual revenues and its resulting liquidity are highly dependent on annual fish catch, production yields, selling prices for its products and inventories available for sale. While the Company’s fish catch and selling prices for its products increased in 2007 and 2006 over 2005, those increases were offset by very poor fish oil yields during 2006, which resulted in significantly higher per unit inventory costs and fewer volumes of fish oil available for future sale. These higher costs and lower volumes of fish oil available for sale have adversely impacted the financial results in the first and second quarters of 2007. There was no material impact in the third quarter of 2007.

The aggregate amount of the Company’s outstanding indebtedness at September 30, 2007 was approximately $66.4 million compared to approximately $75.2 million at December 31, 2006. As a result, the Company has a highly leveraged financial structure, limiting its financial flexibility. In particular, the Company will be required to use a portion of its cash flows to pay principal and interest on its debt, which will reduce the amount of money the Company has for operations, capital expenditures, expansion, acquisitions or general corporate or other business activities. In addition, the covenants contained in the Company’s debt agreements limit its ability to borrow money in the future for acquisitions, capital expenditures or to meet the Company’s operating expenses or other general corporate obligations. See “Risk Factors—The Company has a substantial amount of indebtedness, which may adversely affect its ability to operate its business, remain in compliance with debt covenants and make payments on its debt.”

Source of Capital: Operations

Net cash flow provided by (used in) operating activities decreased from approximately $3.4 million for the nine month period ended September 30, 2006 to ($3.1) million for the nine month period ended September 30, 2007. The decrease in operating cash flow is primarily attributable to increased uses of cash associated with the production of inventory.

Source of Capital: Debt

Net financing activities used cash of $6.0 million and $0.9 million during the nine month periods ended September 30, 2007 and 2006, respectively. The nine month period ended September 30, 2007 included approximately $47.3 million in total borrowings, $47.5 million in principal payments with respect to the Company’s prior Financing Facility with Ableco Finance LLC, $0.7 million in debt issuance costs associated with the new Senior Credit Facility, $8.6 million used for payments of other debt obligations and $3.5 million in proceeds received from stock options exercised. The nine month period ended September 30, 2006 included $1.8 million used for payments of debt obligations and $0.9 million in proceeds received from stock options exercised.

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

OMEGA PROTEIN CORPORATION

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

On December 1, 2005, pursuant to the Title XI program, the FFP approved a second financing application made by the Company in the amount of $16.4 million (the “Second Approval Letter”). In May 2006, the Company submitted a $6.3 million financing request under the Second Approval Letter. The Company closed on the $6.3 financing in the first quarter of 2007. As of September 30, 2007, the Company had approximately $31.8 million of borrowings outstanding under Title XI and was in compliance with all of the covenants contained therein.

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

OMEGA PROTEIN CORPORATION

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

Consolidated Leverage Ratio of the Company and its Subsidiaries	Applicable Commitment Fee	Letters of Credit Fee	Applicable Margin for Eurodollar Loans	Applicable Margin for Base Rate Loans
Less than 2.0x	0.40%	2.00%	2.00%	0.50%
Less than 2.50x but greater than or equal to 2.0x	0.40%	2.25%	2.25%	0.75%
Less than 3.0x but greater than or equal to 2.5x	0.40%	2.38%	2.38%	1.00%
Less than 3.5x but greater than or equal to 3.0x	0.40%	2.50%	2.50%	1.25%
Greater than or equal to 3.5x	0.50%	2.75%	2.75%	1.50%

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

As of September 30, 2007, the Company was in compliance with all applicable financial covenants.

The Senior Credit Facility will terminate on March 26, 2012 (the “Maturity Date”). All loans and all other obligations outstanding under the Senior Credit Facility shall be payable in full on the Maturity Date. For a more detailed description of the terms and conditions of the Credit Agreement, see the Company’s Current Report on Form 8-K filed with the SEC on March 30, 2007.

As of September 30, 2007, the Company had $34.6 million outstanding under the Term Loan and approximately $3.1 million in letters of credit issued primarily in support of worker’s compensation insurance programs. As of September 30, 2007, the Company had $16.9 million available under the Revolving Credit Facility and the Company was in compliance with all of the covenants under the Senior Credit Facility. The Company has no off-balance sheet arrangements other than normal operating leases and standby letters of credit.

Use of Capital: Operations

Net investing activities provided (used) cash of $7.8 million and ($15.2) million for the nine month periods ended September 30, 2007 and 2006, respectively. The Company’s investing activities consist mainly of capital expenditures for equipment purchases, replacements, vessel refurbishments, and fish oil refining processes. The Company made capital expenditures of approximately $5.4 million and $17.2 million, for the nine month periods ended September 30, 2007 and 2006, respectively. The Company anticipates making an additional $3.6 million in capital expenditures in the fourth quarter of 2007 primarily for the refurbishment of vessels and plant assets and for the repair of certain equipment. Investing activities also includes the receipt of $13.2 million and $2.0 million from insurance companies relating to hurricanes Katrina and Rita for the nine month periods ended September 30, 2007 and 2006, respectively.

The Company believes that the existing cash, cash equivalents, short-term investments and funds available through the Senior Credit Facility and/or Title XI indebtedness described above will be sufficient to meet its working capital and capital expenditure requirements through at least the next twelve months. In addition, the Company expects to receive insurance proceeds from hurricane damages to assist in meeting its capital expenditures. As of September 30, 2007, the Company had received the original $12.0 related to hurricane damages. In addition to the original receivable, the Company realized additional insurance recoveries of $5.2 million during the third quarter of 2007 and $5.5 million in the fourth quarter of 2007.

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

OMEGA PROTEIN CORPORATION

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

Use of Capital: Contractual Obligations

The following tables aggregate information about the Company’s contractual cash obligations and other commercial commitments (in thousands) as of September 30, 2007:

	Payments Due by Period
Contractual Cash Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years
Long Term Debt	$66,397	$5,830	$16,274	$25,174	$19,119
Interest on long term debt	22,542	4,693	7,722	4,698	5,429
Operating Leases	8,571	2,010	2,790	1,588	2,183
Pension Funding	4,767	1,878	1,505	1,314	70
Standby Letters of Credit(1)	3,099	3,099	—	—	—
Energy Commitment(2)	1,510	1,510	—	—	—

Total Contractual Cash Obligations	$106,886	$19,020	$28,291	$32,774	$26,801

(1)	As of September 30, 2007, the Company had $3.1 million in standby letters of credit under the Senior Credit Facility.
(2)	As of September 30, 2007, the Company had purchase commitments for energy usage in the normal course of business of approximately $1.5 million that will be delivered in quantities expected to be used in the normal course of business during the 2007 fishing season.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

OMEGA PROTEIN CORPORATION

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

On September 25, 2007, RSUI Indemnity Company (“RSUI”) paid the Company $1,005,563 as a partial tender under the Company’s excess layer property insurance policy. In addition, on October 1, 2007, the Company and RSUI entered into a Settlement Agreement pursuant to which RSUI made an additional payment to the Company of $8,244,437 on October 29, 2007. With the additional payment, in the aggregate the Company has received $9,250,000 from RSUI. The net proceeds to the Company after legal fees were $6.2 million. In connection with the settlement, the Company and RSUI each waived and dismissed with prejudice any and all contractual and extra-contractual claims they may have had against each other in connection with all Company claims against RSUI emanating out of Hurricanes Rita and Katrina.

The above funds are in addition to the previously reported $19.75 million insurance settlement that the Company received from its primary property insurance carrier, Lexington Insurance Company.

The above settlement concludes the previously reported litigation filed by the Company against its two property insurance carriers in the United States District Court – Western District of Louisiana. Still pending is a lawsuit that the Company filed on August 31, 2007 in District Court of Harris County, Texas, 295th Judicial District, against its prior insurance broker, Aon Risk Services of Texas, who procured the Company’s insurance policies with Lexington and RSUI. The Company’s lawsuit against Aon alleges negligent procurement, negligent misrepresentation, breach of contract and violations of Texas insurance and consumer protection laws. No trial date has yet been assigned in this matter.

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

OMEGA PROTEIN CORPORATION

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

The Company’s 2006 oil yield results were the poorest in its recent history. For illustrative purposes, the Company’s oil yields for the 2006 fishing season were lower by 28% compared to those in the 2005 fishing season and were lower by 24% compared to the Company’s 10 year oil yield average. The Company believes that the causes of lower fish oil yields relate to fish diet, weather and water temperature but such causes are not generally well understood. The impact of these poor oil yields have resulted in significantly higher per unit inventory costs and fewer volumes available for future sale. These higher unit costs and fewer volumes available for sale have adversely impacted financial results for the fourth quarter of 2006, first quarter of 2007 and second quarter of 2007. There was no material impact in the third quarter of 2007.

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

OMEGA PROTEIN CORPORATION

One example of potentially restrictive regulation is an addendum to a fisheries management plan recommended by a regional regulatory commission in August 2005. The Commonwealth of Virginia has declined to adopt the regulatory commission’s recommended plan but has instead adopted its own restrictions whereby the Company’s Chesapeake Bay menhaden harvest would be capped for a five year period at a recent five-year average (2001 to 2005) of 109,020 metric tons per year. The Virginia restrictions also allow for a credit whereby any under-harvest in a particular year below the 109,020 metric ton cap would be added to increase the cap for the following year, up to a maximum of 122,740 metric tons per year. The Company supported Virginia’s proposal and voluntarily complied with its limitations in 2006. This compliance had no effect on the Company’s Chesapeake Bay harvest in 2006 and is not expected to have a material adverse effect on the Chesapeake Bay harvest in 2007. As a result of the 2006 Chesapeake Bay’s underharvest, the 2007 Chesapeake Bay catch limit will be 122,740 metric tons.

In October 2007, two bills were introduced in the U.S. House of Representatives (H.R. 3840 and H.R. 3841) by two congressmen representing portions of New Jersey and Maryland, areas where the Company has no operations. The bills, if enacted, would effectively prohibit commercial fishing for Atlantic menhaden for reduction purposes in inland, state and federal waters along the Atlantic coast. The Company believes that the bills are premised on inaccurate assumptions and depictions of facts about the menhaden resource which the National Marine Fisheries Service continues to classify as healthy and not overfished. The bills would also supplant decades of fisheries management previously undertaken by the Atlantic States Marine Fisheries Commission and the National Marine Fisheries Service. The Company believes that the passage of these bills is unlikely; however the enactment of either of the bills, or any restrictions similar to those described in the bills, would have a material adverse effect on the Company’s business, results of operations and financial condition.

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

OMEGA PROTEIN CORPORATION

Risks Relating to the Company’s Ongoing Operations:

The Company has a substantial amount of indebtedness, which may adversely affect its ability to operate its business, remain in compliance with debt covenants and make payments on its debt. As of September 30, 2007, the aggregate amount of the Company’s outstanding indebtedness under its Senior Credit Facility and its loan agreements under the Title XI Fisheries Finance Program was approximately $66.4 million. The Company’s outstanding indebtedness could have important consequences for you, including the following:

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

OMEGA PROTEIN CORPORATION

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

OMEGA PROTEIN CORPORATION

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

The Company may not be able to recruit, train and retain qualified marine personnel in sufficient numbers. The Company’s business is dependent on its ability to recruit, train and retain qualified marine personnel in sufficient numbers such as vessel captains, vessel engineers and other crewmembers. The Company has experienced difficulty in recent years in recruiting its optimal number of employees. To the extent that the Company is not successful in recruiting, training and retaining employees in sufficient numbers, its productivity may suffer. If the Company were unable to secure a sufficient number of workers during periods of peak employment, the lack of personnel could have an adverse effect on the Company’s business, results of operations and financial condition. The impact of Hurricanes Katrina and Rita has exacerbated the difficulties of recruiting and retaining qualified marine personnel in the Gulf Coast area.

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

OMEGA PROTEIN CORPORATION

Investment Risks. Investment risks specifically related to the Company’s common stock include:

The limited liquidity for the Company’s common stock could affect your ability to sell your shares at a satisfactory price. The Company’s common stock is relatively illiquid. As of September 30, 2007, the Company had approximately 17.0 million shares of common stock outstanding. The average daily trading volume in the common stock during the prior 60 calendar days ending on that date was approximately 47,600 shares. A more active public market for the Company’s common stock, however, may not develop, which would continue to adversely affect the trading price and liquidity of the common stock. Moreover, a thin trading market for the common stock causes the market price for the common stock to fluctuate significantly more than the stock market as a whole. Without a large float, the Company’s common stock is less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of the common stock may be more volatile. In addition, in the absence of an active public trading market, you may be unable to liquidate your investment in the Company at a satisfactory price.

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

The number of shares of the Company’s common stock eligible for future sale could adversely affect the market price of its stock. The Company has reserved approximately 3.7 million shares of common stock for issuance under outstanding stock options, and the Company had outstanding options to purchase approximately 3.5 million shares of its common stock with a weighted average exercise price of $9.07 per share as of September 30, 2007. These shares of common stock are registered for resale on currently effective registration statements. In addition, the Company has registered the resale of 5,232,708 shares of common stock that were sold by Zapata to certain purchasers in a private transaction on a currently effective registration statement. Certain of the Company’s officers and directors have also entered into Rule 10b5-1 sales plans with brokers unaffiliated with the Company whereby they have committed to sell automatically and without discretion a predetermined number of shares of the Company’s common stock over a period of time according to their own individual criteria. The Company may issue additional restricted securities or register additional shares of common stock under the Securities Act in the future. The issuance of a significant number of shares of common stock upon the exercise of stock options, or the availability for sale, or sale, of a substantial number of the shares of common stock eligible for future sale under effective registration statements, under Rule 144 or otherwise, could adversely affect the market price of the common stock.

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

OMEGA PROTEIN CORPORATION

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

OMEGA PROTEIN CORPORATION
(Registrant)

November 6, 2007	By:	/s/ ROBERT W. STOCKTON
(Executive Vice President, Chief Financial Officer)