Form 10-K
period 2007-12-31
OMEGA PROTEIN CORP
filed 2008-03-12
CIK 1053650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-14003

OMEGA PROTEIN CORPORATION

(Exact name of Registrant as specified in its charter)

State of Nevada	76-0562134
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2105 City West Blvd, Suite 500 Houston, Texas	77042
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (713) 623-0060

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:    None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐            Small reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $98,035,314 as of June 30, 2007 (computed by reference to the quoted closing price of the registrant’s common stock on the New York Stock Exchange on June 30, 2007). Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On March 6, 2008, there were outstanding 17,625,253 shares of the Company’s common stock, $0.01 par value.

Documents incorporated by reference: Portions of the registrant’s definitive proxy statement for its 2008 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2007, are incorporated by reference to the extent set forth in Part III of this Form 10-K.

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

PART I

Item 1. and 2.    Business and Properties.

General

Omega Protein Corporation is the largest processor, marketer and distributor of fish meal and fish oil products in the United States. As used herein, the term “Omega” or the “Company” refers to Omega Protein Corporation or to Omega Protein Corporation and its consolidated subsidiaries, as applicable. The Company’s principal executive offices are located at 2105 City West Boulevard, Suite 500, Houston, Texas 77042 (Telephone: (713) 623-0060).

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

The Company operates four menhaden processing plants: two in Louisiana, one in Mississippi and one in Virginia. The Company also operates a Health and Science Center in Reedville, Virginia, which provides 100-metric tons per day fish oil processing capacity for the Company’s food, industrial and feed grade oils. In January 2007, the Company opened its new technical center in Houston, Texas—The OmegaPure Technology and Innovation Center. The technical center has food science application labs as well as analytical, sensory, lipids research and pilot plant capabilities. See “Company Overview—Meal and Oil Processing Plants” and “—Health and Science Center.”

In late 2005, the Company sustained damage to property, plant and equipment at each of its Gulf of Mexico facilities due to Hurricanes Katrina and Rita. The Moss Point and Abbeville facilities were fully operational at the start of the 2006 season and the Cameron facility became fully operational towards the end of the 2006 season. Total processing capacity, post-hurricanes, was reduced from 950,000 tons to 850,000 tons. The decrease in annual processing capacity will have no effect on the Company’s ability to process in the future because the Company has historically operated at levels substantially below maximum capacity.

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

The Company operates through two primary subsidiaries: Omega Protein, Inc. and Omega Shipyard, Inc. Omega Protein, Inc. is the Company’s principal operating subsidiary for its menhaden processing business and is the successor to a business conducted since 1913. Omega Shipyard, Inc. owns a drydock facility in Moss Point, Mississippi, which is used to provide shoreside maintenance for the Company’s fishing fleet and, subject to outside demand and excess capacity, occasionally for third-party vessels. Revenues from shipyard work for third-party vessels in 2007 were not material. The Company also has a number of other immaterial direct and indirect subsidiaries.

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

On November 28, 2006, the Company purchased 9,268,292 shares of the Company’s common stock from Zapata at a purchase price of $5.125 per share, or an aggregate purchase price of $47.5 million. The Company financed the purchase of the shares from Zapata with a senior secured financing facility from Ableco Finance LLC, an affiliate of Cerberus Capital Management, L.P. Concurrent with the purchase, Zapata’s two representatives, Avram A. Glazer and Leonard DiSalvo, resigned from Omega’s Board of Directors. Immediately following the purchase by the Company, Zapata owned approximately 33% of the Company’s outstanding common stock. For a more detailed description of the terms of the purchase by the Company, see the Company’s Current Reports on Form 8-K filed with the SEC on September 12, 2006 and December 1, 2006.

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

Geographic Information

The Company operates within one industry segment, menhaden fishing, for the production and sale of fish meal, fish solubles and fish oil. Export sales of fish oil and fish meal were approximately $66 million, $56 million, and $33 million in 2007, 2006, and 2005, respectively. Such sales were made primarily to Asian, European and Canadian markets. In 2007, 2006 and 2005, sales to the top customer was approximately $12.6 million, $12.3 million and $8.1 million, respectively. This customer differed from 2005 to 2006 but was the same in 2006 and 2007.

The following table shows the geographical distribution of revenues (in thousands) based on location of customers:

	Years Ended December 31,
	2007		2006		2005
	Revenues	Percent	Revenues	Percent	Revenues	Percent
U.S.	$91,461	58.2%	$83,341	59.6%	$77,257	70.3%
Mexico	8,643	5.5	8,530	6.1	9,781	8.9
Europe	12,258	7.8	14,403	10.3	2,418	2.2
Canada	11,315	7.2	9,928	7.1	7,033	6.4
Asia	24,358	15.5	16,500	11.8	11,429	10.4
South & Central America	9,114	5.8	7,132	5.1	1,978	1.8

Total	$157,149	100.0%	$139,834	100.0%	$109,896	100.0%

Company Overview

Business. Omega is the largest U.S. producer of protein-rich meal and oil derived from marine sources. The Company’s products are produced from menhaden (a herring-like fish found in commercial quantities), and includes regular grade and value-added specialty fish meals, crude and refined fish oils and fish solubles.

Fishing. During 2007, the Company owned a fleet of 59 fishing vessels and 32 spotter aircraft for use in its fishing operations and also leased additional aircraft where necessary to facilitate operations. During the 2007 fishing season in the Gulf of Mexico, which runs from mid-April through October, the Company operated 31 fishing and carry vessels and 28 spotter aircraft. The fishing area in the Gulf is generally located along the Gulf Coast, with a concentration off the Louisiana and Mississippi coasts. The fishing season along the Atlantic coast begins in early May and usually extends into December. During the 2007 season, the Company operated 10 fishing vessels and 8 spotter aircraft along the Mid-Atlantic coast, concentrated primarily in and around Virginia and North Carolina. The remaining fleet of fishing vessels and spotter aircraft are not routinely operated during the fishing season and are back-up to the active fleet, used for other transportation purposes, inactive or in the process of refurbishment in the Company’s shipyard.

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

The Company’s principal raw material is menhaden, a species of fish that inhabits coastal and inland tidal waters in the United States. Menhaden are undesirable for direct human consumption due to their small size, prominent bones and high oil content. Certain state agencies, as well as interstate compacts, impose resource depletion restrictions on menhaden pursuant to fisheries management legislation or regulations and may impose additional legislation or regulations in the future. For example, in February 2007, the Commonwealth of Virginia established an annual cap for a five year period beginning in 2006 on the Company’s menhaden landings from the Chesapeake Bay in an amount equal to the Company’s average annual landings over a five year period from 2001 to 2005 (approximately 109,020 metric tons). The Virginia restrictions also allow the Company a credit whereby any under-harvest in a particular year below the 109,020 metric ton cap would be added to increase the cap for the following year, up to a maximum of 122,740 metric tons per year. The State of Texas has proposed public hearings on regulations which would limit the annual menhaden catch to a five year average of 31.5 million pounds. In addition, two bills have been introduced in the U.S. House of Representatives, which the Company believes have very little chance of passage, but which would ban menhaden fishing in Atlantic waters. See “Item 1 and 2. Business and Properties—Company Overview—Regulation”. To date, the Company has not experienced any material adverse impact on its fish catch or results of operations as a result of these restrictions.

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

Health and Science Center. In October 2004, the Company completed construction and commenced operation of a Health and Science Center that provides 100-metric tons per day fish oil processing capacity. The center is located adjacent to the Company’s Reedville, Virginia processing plant. The food-grade facility includes state-of-the-art processing equipment and controls that allows the Company to refine, bleach, fractionate and deodorize its menhaden fish oil and has more than tripled the Company’s previous refined fish oil production capacity for food, industrial and feed grade oils. The facility also provides the Company with automated packaging and on-site frozen storage capacity and has a lipids analytical laboratory to enhance the development of Omega-3 oils and food products.

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

The direct impact of the two hurricanes upon the Company was a loss of physical inventories and physical damage to the plants. As of December 31, 2007, the Company estimated its cumulative hurricane damages at approximately $29.3 million, of which $12.0 million was recorded as a receivable under insurance policies as of September 30, 2005 and was fully received as of September 30, 2007. In addition to the $12.0 million receivable recorded as of September 30, 2005, the Company realized additional insurance recoveries of $5.2 million and $5.5 million during the third and fourth quarters of 2007, respectively. The Company has recognized a cumulative $6.6 million net loss through December 31, 2007 due to estimated damages in excess of recognized insurance recoveries.

In order to facilitate the insurance recovery process, on July 28, 2006, the Company filed a lawsuit against its property insurance carriers, Lexington Insurance Company and RSUI Indemnity Company, in the U.S. District Court for the Western District of Louisiana, alleging breach of contract and bad faith based on the insurance carriers’ failure to pay amounts due to the Company under its property insurance policies for damages sustained from Hurricanes Katrina and Rita in the third quarter of 2005. The Company settled its lawsuit with its primary property insurance carrier, Lexington Insurance Company, for a total of $19.8 million during the third quarter of 2007. Of the $19.8 million, $12.0 million was previously recorded as a receivable and was fully received as of September 30, 2007, $3.3 million was paid to outside legal counsel in connection with the settlement and $4.5 million was recognized during the third quarter of 2007 as insurance recoveries relating to natural disaster and was received as of December 31, 2007. In addition, the Company settled its lawsuit with its secondary property insurance carrier, RSUI Indemnity Company, for a total of $9.2 million during the fourth quarter of 2007. Of the $9.2 million, $0.7 million was advanced during the third quarter of 2007 and recognized as insurance recoveries relating to natural disaster, $3.0 million was paid to outside legal counsel in connection with the settlement during the fourth quarter of 2007 and $5.5 million was recognized and received during the fourth quarter of 2007 as insurance recoveries relating to natural disaster. The Company still has a pending lawsuit against its insurance broker alleging negligent procurement, negligent misrepresentation, breach of contract and violations of Texas Insurance and Consumer laws. See “Part I, Item 3. Legal Proceedings” for additional information.

As of December 31, 2005, the Company’s four active processing plants, assuming that no hurricane damages had occurred, would have had an aggregate annual capacity to process approximately 950,000 tons of fish. The previously described hurricane damages reduced the annual aggregate processing capacity to approximately 850,000 tons as of December 31, 2007. The Company anticipates that the decrease in annual processing capacity will have no effect on the Company’s ability to process in the future because the Company has historically operated at processing levels substantially below maximum capacity. Operations at the Cameron fish processing facility were re-established in June 2006, but at reduced processing capabilities. The Cameron facility became fully operational in September 2006.

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

Fish Meal. Fish meal, the principal product made from menhaden, is sold primarily as a high-protein feed ingredient. It is used as a feed ingredient in feed formulated for pigs and other livestock, aquaculture and household pets. Each use requires certain standards to be met regarding quality and protein content, which are determined by the freshness of the fish and by processing conditions such as speed and temperatures. The Company produces fish meal of several different types:

Special Select™. Special Select™ is a premium grade low temperature processed fish meal. The quality control guidelines are very stringent, producing a higher protein level and higher digestibility and a lower total volatile nitrogen (“TVN”) and histamine content. These guidelines require that only the freshest fish and the most gentle drying process be used. Special Select™ is targeted for monogastrics, including baby pigs, turkey poults, pets, shrimp and fish.

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

Unrefined Fish Oil. Unrefined fish oil (also referred to as crude fish oil) is the Company’s basic fish oil product. This grade of fish oil has not undergone any portion of the refining process. The Company’s markets for crude fish oil have changed over the past decade. In the early 1990’s, the Company’s main crude fish oil market, which accounted for greater than 90% of the Company’s production, was the manufacturers of hydrogenated oils for human consumption such as margarine and shortening. In 2006 and 2007, the Company estimates that approximately 73% and 67% of its crude fish oil was sold as a feed ingredient to the aquaculture industry, respectively. The growth of the worldwide aquaculture industry has resulted in increasing demand for fish oils in order to improve feed efficiency, nutritional value, survivability and health of farm-raised fish species.

Refined Fish Oil. The Company’s refined fish oils come in three basic grades and also includes crude fish oils of special quality or that may require custom packaging or special additives. Refined oils also include industrial grade oils which are used in a variety of industrial applications.

Feed Grade Oils. Feed grade menhaden oil is processed and refined to offer a high Omega-3 oil for use in premium pet, aquaculture and livestock feeds, as well as agricultural and attractant applications. The processing reduces free fatty acids, color and oxidative precursors while enhancing Omega-3 fatty acids for incorporation in the final feed to enhance skin and coat conditioning, reproductive performance, and immunity. Kosher products are available. The Company’s refined feed grade fish oils are sold in three basic grades under the name Virginia Prime™ . Virginia Prime Silver™ is fish oil that has been fractionated. Virginia Prime Gold™ fish oil is fractionated, alkali refined and then bleached. Virginia Prime Platinum™ fish oil is fractionated, alkali refined, bleached and then deodorized.

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

Food Grade Oils. The Company has developed a process to fully refine menhaden oil to remove flavor, odor, color and pro-oxidants and offer a naturally high, long-chain Omega-3 content. The Company’s product in this grade is OmegaPure®. Food applications for OmegaPure® are designed to deliver a stable, odorless, flavorless source of Omega-3 fatty acids to enhance human nutrition. These applications include mainstream consumer foods, medical care foods and dietary supplements. OmegaPure® is also kosher-certified.

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

As a result of the completion of its Health and Science Center in Reedville, Virginia, in October 2004, the Company is the only fully-integrated fish oil processing operation in the United States that both directly conducts fishing operations and also manufactures highly refined EPA and DHA from these marine resources. With the completion of this new facility, the Company can control the purity and quality of its product from harvesting all the way through manufacturing and shipment.

Various scientific studies have linked consumption of Omega-3 fatty acids to a number of nutritional and health benefits, such as heart health, alleviation of arthritis and other inflammatory diseases, improving brain and eye function and minimization of depression. For example, in September 2004, the FDA announced that scientific evidence indicates that long-chain Omega-3 fatty acids may be beneficial in reducing coronary heart disease.

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

In 2007, the Company opened its new technical center in Houston, Texas—The OmegaPure Technology and Innovation Center. The technical center has food science application labs, as well as analytical, sensory and pilot plant capabilities. The technical center also has a lipids research lab where the Company plans to continue to develop new Omega-3 products that have improved functionality and technical characteristics.

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

Distribution System. The Company’s distribution system of warehouses, tank storage facilities, vessel loading facilities, trucks, barges and railcars allows the Company to service customers throughout the United States and also foreign locations. The Company owns and leases warehouses and tank storage space for storage of its products, generally at terminals along the Mississippi River. The Company generally contracts with third- party trucking, vessel, barge and railcar companies to transport its products to and from warehouses and tank storage facilities and directly to its customers.

Historically, approximately 35% to 40% of Omega’s FAQ grade fish meal was sold on a two-to-twelve-month forward contract basis. The balance of FAQ grade fish meal and other products was substantially sold on a spot basis through purchase orders. In 2002, the Company began a similar forward sales program for its specialty grade meals and crude fish oil due to increasing demand for these products. During 2005, 2006 and 2007 approximately 70%, 70% and 50%, respectively, of the Company’s specialty meals and crude fish oil had been sold on a forward contract basis. Prior to the beginning of the Company’s 2007 fishing season, approximately 51% and 49% of the Company’s 2007 forecasted fish meal and crude fish oil, respectively, had either been sold or sold forward on a contract basis. The percentage of fish meal and crude fish oil sold on a forward contract basis will fluctuate from year to year based upon perceived market availability.

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

Customers and Marketing. Most of the Company’s marine protein products are sold directly to approximately 600 customers by the Company’s agriproducts sales department, while a smaller amount is sold through independent sales agents. Product inventory was $58.0 million as of December 31, 2007 versus $48.9 million as of December 31, 2006.

The Company’s fish meal is sold primarily to domestic feed producers for utilization as a high-protein ingredient for the swine, aquaculture, dairy and pet food industries. Crude fish oil sales primarily involve export markets where the fish oil is used for aquaculture feeds and is refined for use as a hydrogenated edible oil. Over the past decade, increasing percentages of the Company’s fish meal and oil products have been sold into the aquaculture industry. The growth of the worldwide aquaculture industry has resulted in increasing demand for fish oils and meals to improve feed efficiency, nutritional value and health of farm-raised fish species.

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

During 2005 and 2006, the Company’s fish catch and resultant product inventories were reduced, primarily due to adverse weather conditions, and the Company further expanded its purchase and resale of other fish meals and oils (primarily Panamanian, Peruvian and Mexican fish meal and U.S. menhaden oil). Although operating margins from these activities are less than the margins typically generated from the Company’s base domestic production, these operations provide the Company with a source of fish meal and oil to sell into other markets, some of which, the Company has not historically had a presence. During 2005, the Company purchased products totaling approximately 16,600 tons, or approximately 8% of total volume 2005 sales. During 2006, the Company purchased products totaling approximately 14,600 tons, or approximately 7% of total volume 2006 sales. During 2007, the Company purchased fish oil totaling approximately 5,500 tons, or approximately 9.1% of fish oil sales volumes for 2007.

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

Fish meal prices have historically borne a relationship to prevailing soybean meal prices (more weakly correlated in recent years), while prices for fish oil are generally influenced by prices for vegetable fats and oils, such as rapeseed, soybean and palm oils. Thus, the prices for the Company’s products are established by worldwide supply and demand relationships over which the Company has no control and tend to fluctuate significantly over the course of a year and from year to year. For example, during 2007, the Company experienced fish oil price increases of approximately 18% when compared to 2006, whereas palm oil and soy oil prices rose 53% and 66%, respectively. During January 2008, the spot price for fish oil increased 95% above the Company’s average price received during 2007, although few trades were made at these levels.

Price List. The Company posts its latest internally generated price list for its various products on its Company website, omegaproteininc.com. The Company expects to post updates to the price list as they become available, which may occur as frequently as weekly. The Company may elect to discontinue this disclosure at any time without prior notice. Pricing and product availability information disclosed in the price list are subject to change without prior notice, and the Company undertakes no obligation to update such information.

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

In February 2007 the Commonwealth of Virginia declined to adopt an ASMFC recommended plan but instead adopted its own restrictions whereby the Company’s Chesapeake Bay menhaden harvest was capped for a five year period at a recent five-year average (2001 to 2005) of 109,020 metric tons per year. The Virginia restrictions also allow for a credit whereby any under-harvest in a particular year below the 109,020 metric ton cap would be added to increase the cap for the following year, up to a maximum of 122,740 metric tons per year. The Company supported Virginia’s proposal and voluntarily complied with its limitations in 2006. This compliance had no effect on the Company’s Chesapeake Bay harvest in 2007 and is not expected to have any material adverse effect on its Chesapeake Bay harvest in 2008. As a result of the underharvest in 2007, the 2008 Chesapeake Bay catch limit will be 122,740 metric tons.

On February 22, 2008, the Texas Parks and Wildlife Department issued a proposed rule for public comment in the Texas Public Register. The proposed rule, if adopted, would impose on the menhaden fishery in Texas waters a Total Allowable Catch of 31.5 million pounds annually (the five year average menhaden catch in Texas waters from 2002 through 2006). The Company’s menhaden fish catch in Texas in 2007 is tentatively and preliminarily estimated by the National Marine Fisheries Service to be 35.3 million pounds (approximately 16,000 metric tons), or approximately 2.5% of the Company’s total 2007 fish catch.

The public benefit cited by the Department for the proposed rule were: 1) protection of the menhaden population, and 2) protection of by-catch species. The Company believes that the proposed rule adds no material benefit to these objectives because the 2007 Stock Assessment for the Gulf menhaden available from the

National Marine Fisheries Service concludes that the gulf menhaden is healthy and not overfished. In addition, the by-catch rate in the menhaden fishery is extremely low. The Company believes that the proposed catch limit also bears no relationship to any species-related biological markers traditionally used to manage fisheries.

Public hearings are scheduled to take place in Texas on the matter in March 2008. The Company intends to participate in the public hearing process, as well as submit written comments to contest the necessity of the proposed rule. The Texas Parks and Wildlife Commission is scheduled to hold its next hearing on the matter on March 27, 2008.

In October 2007, two bills were introduced in the U.S. House of Representatives (H.R. 3840 and H.R. 3841) by two congressmen representing portions of New Jersey and Maryland, areas where the Company has no operations. The New Jersey Congressman has announced his intention not to seek re-election to Congress in November in November 2008 and the Maryland Congressman lost the Republican Party primary election for his Congressional district in February 2008, and therefore will not be the Republican nominee for that district in November 2008. The bills, if enacted, would effectively prohibit commercial fishing for Atlantic menhaden for reduction purposes in inland, state and federal waters along the Atlantic coast. The Company believes that the bills are premised on inaccurate assumptions and depictions of facts about the menhaden resource which the National Marine Fisheries Service continues to classify as healthy and not overfished. The bills would also supplant decades of fisheries management previously undertaken by the Atlantic States Marine Fisheries Commission and the National Marine Fisheries Service. The Company believes that the passage of these bills is highly unlikely; however the enactment of either of the bills, or any restrictions similar to those described in the bills, would have a material adverse effect on the Company’s business, results of operations and financial condition.

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

Employees

At December 31, 2007, during the Company’s off-season, the Company employed approximately 571 persons. At August 31, 2007, during the peak of the Company’s 2007 fishing season, the Company employed approximately 1044 persons. Approximately 170 employees at the Company’s Reedville, Virginia plant are represented by an affiliate of the United Food and Commercial Workers Union. The union agreement for the Reedville employees has a three-year term which expires in April 2008. During the past five years Omega has not experienced any strike or work stoppage which has had a material impact on its operations. The Company considers its employee relations to be generally satisfactory.

The Company has historically utilized workers in the United States H2B Visa Program whereby foreign nationals are permitted to enter the United States temporarily and engage in seasonal, non-agricultural employment. The U.S. Congress has to date failed to re-authorize the Save Our Small and Seasonal Business Act amendment to the H2B visa program which would allow returning H2B workers from certain prior years from being counted against the H2B visa program’s annual 66,000 visa cap. Because of the relatively low visa cap number, the Company believes that it is extremely unlikely that it will receive its historical allotment of H2B workers for the 2008 fishing season commencing in April. The Company has instituted changes to its recruiting programs to increase the number of domestic workers to replace H2B workers, including raising of certain wage scales, implementation of sign-on bonuses for certain positions, offering of referral fees for qualified workers, and other benefits. However, the Company’s inability to secure sufficient domestic workers for its vessels or plants could have an adverse effect on the Company’s business, results of operation and financial condition. In addition, the Company will bear the increased costs of these additional benefits.

Executive Officers of the Company

The names, ages and current offices of the executive officers of the Company are set forth below. Also indicated is the date when each such person commenced serving as an executive officer of the Company.

Name and Age	Office	Date Became Executive Officer

Joseph L. von Rosenberg III (49)	Chief Executive Officer, President and Director	July 1997

Robert W. Stockton (57)	Executive Vice President, Chief Financial Officer	July 1997

John D. Held (45)	Executive Vice President, General Counsel and Secretary	January 2002

J. Scott Herbert (42)	Senior Vice President—Sales and Marketing	September 2002

Thomas R. Wittmann (58)	Vice President—Operations	October 2002

Michael E. Wilson (57)	Vice President—Marine Operations and President of Omega Shipyard, Inc.	July 1998

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

J. Scott Herbert has served as Senior Vice President–Sales and Marketing of the Company since May 2007. Prior thereto, Mr. Herbert served as Vice President–Agriproducts since September 2002, Vice President–Feed Ingredient Marketing of the Company’s principal subsidiary, Omega Protein, Inc., since March 1998, and as Director of Fish Meal Sales and in various other sales capacities with the Company since 1992.

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

Warehouse and Storage. The Company owns, as well as leases from unaffiliated third parties, warehouses and tank space for storage of its products, generally at terminals located along the Mississippi River and Tennessee River. Information regarding the Company’s material storage facilities is set forth below:

Location	Approximate Fish Meal and Fish Oil Storage Capacity	Owned/ Lease
Reedville, Virginia	42,000 tons	Owned
Abbeville, Louisiana	14,700 tons	Owned
Moss Point, Mississippi	13,000 tons	Owned
Morgan City, Louisiana	15,000 tons	Owned
St. Louis, Missouri	10,000 tons	Owned
Avondale, Louisiana	23,000 tons	Leased
Cameron, Louisiana	15,300 tons	Leased
East Dubuque, Illinois	11,000 tons	Leased
Port Arthur, Texas	10,000 tons	Leased
Norfolk, Virginia	2,600 tons	Leased

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

The costs of energy may materially impact the Company’s business. The Company has experienced substantially higher costs for energy in recent years. The Company’s business is materially dependent on diesel fuel for its vessels and natural gas for its operating facilities. The costs of these commodities, which are beyond the Company’s control, may have an adverse material impact on the Company’s business, results of operations and financial condition.

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

The Company’s 2006 oil yield results were the poorest in its recent history. For illustrative purposes, the Company’s oil yields for the 2006 fishing season were lower by 28% compared to those in the 2005 fishing season and were lower by 24% compared to the Company’s 10 year oil yield average. The Company believes that the causes of lower fish oil yields relate to fish diet, weather and water temperature but such causes are not generally well understood. The impact of these poor oil yields have resulted in significantly higher per unit inventory costs and fewer volumes available for future sale. These higher unit costs and fewer volumes available for sale have adversely impacted financial results for the fourth quarter of 2006, first quarter of 2007 and second quarter of 2007. There was no material impact in the third and fourth quarters of 2007.

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

One example of potentially restrictive regulation is an addendum to a fisheries management plan recommended by a regional regulatory commission in August 2005. The Commonwealth of Virginia has declined to adopt the regulatory commission’s recommended plan but has instead adopted its own restrictions whereby the Company’s Chesapeake Bay menhaden harvest would be capped for a five year period at a recent five-year average (2001 to 2005) of 109,020 metric tons per year. The Virginia restrictions also allow for a credit whereby any under-harvest in a particular year below the 109,020 metric ton cap would be added to increase the cap for the following year, up to a maximum of 122,740 metric tons per year. The Company supported Virginia’s proposal and voluntarily complied with its limitations in 2006. This compliance had no effect on the Company’s Chesapeake Bay harvest in 2007 and is not expected to have a material adverse effect on the Chesapeake Bay harvest in 2008. As a result of the 2007 Chesapeake Bay’s underharvest, the 2008 Chesapeake Bay catch limit will be 122,740 metric tons.

On February 22, 2008, the Texas Parks and Wildlife Department issued a proposed rule for public comment in the Texas Public Register. The proposed rule, if adopted, would impose on the menhaden fishery in Texas waters a Total Allowable Catch of 31.5 million pounds annually (the five year average menhaden catch in Texas waters from 2002 through 2006). The Company’s menhaden fish catch in Texas in 2007 is tentatively and preliminarily estimated by the National Marine Fisheries Service to be 35.3 million pounds (approximately 16,000 metric tons), or approximately 2.5% of the Company’s total 2007 fish catch.

The public benefit cited by the Department for the proposed rule were: 1) protection of the menhaden population, and 2) protection of by-catch species. The Company believes that the proposed rule adds no material benefit to these objectives because the 2007 Stock Assessment for the Gulf menhaden available from the National Marine Fisheries Service concludes that the gulf menhaden is healthy and not overfished. In addition, the by-catch rate in the menhaden fishery is extremely low. The Company believes that the proposed catch limit also bears no relationship to any species-related biological markers traditionally used to manage fisheries.

Public hearings are scheduled to take place in Texas on the matter in March 2008. The Company intends to participate in the public hearing process, as well as submit written comments to contest the necessity of the proposed rule. The Texas Parks and Wildlife Commission is scheduled to hold its next hearing on the matter on March 27, 2008.

In October 2007, two bills were introduced in the U.S. House of Representatives (H.R. 3840 and H.R. 3841) by two congressmen representing portions of New Jersey and Maryland, areas where the Company has no operations. The New Jersey Congressman has announced his intention not to seek re-election to Congress in November in November 2008 and the Maryland Congressman lost the Republican Party primary election for his Congressional district in February 2008, and therefore will not be the Republican nominee for that district in November 2008. The bills, if enacted, would effectively prohibit commercial fishing for Atlantic menhaden for reduction purposes in inland, state and federal waters along the Atlantic coast. The Company believes that the bills are premised on inaccurate assumptions and depictions of facts about the menhaden resource which the National Marine Fisheries Service continues to classify as healthy and not overfished. The bills would also supplant decades of fisheries management previously undertaken by the Atlantic States Marine Fisheries Commission and the National Marine Fisheries Service. The Company believes that the passage of these bills is highly unlikely; however the enactment of either of the bills, or any restrictions similar to those described in the bills, would have a material adverse effect on the Company’s business, results of operations and financial condition.

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

Risks Relating to the Company’s Ongoing Operations:

The Company has a substantial amount of indebtedness, which may adversely affect its ability to operate its business, remain in compliance with debt covenants and make payments on its debt. As of December 31, 2007, the aggregate amount of the Company’s outstanding indebtedness under its Senior Credit Facility and its loan agreements under the Title XI Fisheries Finance Program was approximately $65.3 million. The Company’s outstanding indebtedness could have important consequences for you, including the following:

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

The Company has historically participated in the United States H2B Visa Program whereby foreign nationals are permitted to enter the United States temporarily and engage in seasonal, non-agricultural employment. The Company utilizes its H2B Visa workers for a portion of its fishing vessel crews and plant personnel. Changes in the H2B Visa Program, the termination of that program, or caps on the number of workers available under that program, could have a material adverse effect upon the Company’s ability to secure a sufficient number of workers during periods of peak employment. In April 2007, the Company’s Moss Point, Mississippi facility was adversely affected for approximately a two week period due to paperwork delays in the H2B Visa Program caused by the federal government which did not allow the Company a full allocation of H2B Visa workers at the start of its 2007 fishing season.

The U.S. Congress has to date failed to re-authorize the Save Our Small and Seasonal Business Act amendment to the H2B visa program which would allow returning H2B workers from certain prior years from being counted against the H2B visa program’s annual 66,000 visa cap. Because of the relatively low visa cap number, the Company believes that it is extremely unlikely that it will receive its historical allotment of H2B workers for the 2008 fishing season commencing in April. The Company has instituted changes to its recruiting programs to increase the number of domestic workers to replace H2B workers, including raising of certain wage scales, implementation of sign-on bonuses for certain positions, offering of referral fees for qualified workers, and other benefits. However, the Company’s inability to secure sufficient domestic workers for its vessels or plants could have an adverse effect on the Company’s business, results of operation and financial condition. In addition, the Company will bear the increased costs of these additional benefits.

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

Investment Risks. Investment risks specifically related to the Company’s common stock include:

The limited liquidity for the Company’s common stock could affect your ability to sell your shares at a satisfactory price. The Company’s common stock is relatively illiquid. As of December 31, 2007, the Company had approximately 17.5 million shares of common stock outstanding. The average daily trading volume in the common stock during the prior 60 calendar days ending on that date was approximately 66,100 shares. A more active public market for the Company’s common stock, however, may not develop, which would continue to adversely affect the trading price and liquidity of the common stock. Moreover, a thin trading market for the common stock causes the market price for the common stock to fluctuate significantly more than the stock market as a whole. Without a large float, the Company’s common stock is less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of the common stock may be more volatile. In addition, in the absence of an active public trading market, you may be unable to liquidate your investment in the Company at a satisfactory price.

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

The number of shares of the Company’s common stock eligible for future sale could adversely affect the market price of its stock. The Company had outstanding options to purchase approximately 2.8 million shares of its common stock with a weighted average exercise price of $9.22 per share as of December 31, 2007. These shares of common stock are registered for resale on currently effective registration statements. In addition, the Company has registered the resale of 5,232,708 shares of common stock that were sold by Zapata to certain purchasers in a private transaction on a currently effective registration statement. Certain of the Company’s officers and directors have also entered into Rule 10b5-1 sales plans with brokers unaffiliated with the Company whereby they have committed to sell automatically and without discretion a predetermined number of shares of the Company’s common stock over a period of time according to their own individual criteria. The Company may issue additional restricted securities or register additional shares of common stock under the Securities Act in the future. The issuance of a significant number of shares of common stock upon the exercise of stock options, or the availability for sale, or sale, of a substantial number of the shares of common stock eligible for future sale under effective registration statements, under Rule 144 or otherwise, could adversely affect the market price of the common stock.

The Company’s Articles of Incorporation and Bylaws have provisions that discourage corporate takeovers and could prevent stockholders from realizing a premium on their investment. Certain provisions of the Company’s Articles of Incorporation and Bylaws, as well as the Nevada Corporation Law, to which the Company is subject, could delay or frustrate the removal of incumbent directors and could make difficult a merger, tender offer or proxy contest involvement the Company, even if such events could be viewed as beneficial by its stockholders. The Company’s Board of Directors is empowered to issue preferred stock in one or more series without stockholder action. Any issuance of this blank-check preferred stock could materially limit the rights of holders of the Company’s common stock and render more difficult or discourage an attempt to obtain control of the Company by means of a tender offer, merger, proxy contest or otherwise. In additional, the Articles of Incorporation and Bylaws contain a number of provisions which could impede a takeover or change in control of the Company, including, among other things, staggered terms for members of its Board of Directors, the requiring of two-thirds vote of stockholders to amend certain provisions of the Articles of Incorporation or the inability to take action by written consent or to call special stockholder meetings. Certain provisions of the Nevada Corporation Law could also discourage takeover attempts that have not been approved by the Company’s Board of Directors. In addition, federal law requires that at least 75% of the Company’s outstanding capital stock be owned by U.S. citizens which will discourage takeover attempts by potential foreign purchasers.

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

On September 25, 2007, RSUI Indemnity Company (“RSUI”) paid the Company $1.0 million as a partial tender under the Company’s excess layer property insurance policy. In addition, on October 1, 2007, the Company and RSUI entered into a Settlement Agreement pursuant to which RSUI made an additional payment to the Company of $8.2 million on October 29, 2007. With the additional payment, in the aggregate the Company has received $9.2 million from RSUI. The net proceeds to the Company after legal fees were $6.2 million. In connection with the settlement, the Company and RSUI each waived and dismissed with prejudice any and all contractual and extra-contractual claims they may have had against each other in connection with all Company claims against RSUI emanating out of Hurricanes Rita and Katrina.

The above funds are in addition to the previously reported $19.8 million insurance settlement that the Company received from its primary property insurance carrier, Lexington Insurance Company.

The above settlement concludes the previously reported litigation filed by the Company against its two property insurance carriers in the United States District Court—Western District of Louisiana. Still pending is a lawsuit that the Company filed on August 31, 2007 in District Court of Harris County, Texas, 295th Judicial District, against its prior insurance broker, Aon Risk Services of Texas, who procured the Company’s insurance policies with Lexington and RSUI. The Company’s lawsuit against Aon alleges negligent procurement, negligent misrepresentation, breach of contract and violations of Texas insurance and consumer protection laws. No trial date has yet been assigned in this matter.

Item 4.    Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of Omega’s stockholders during the fourth quarter of 2007.

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

The cumulative total return computations set forth in the Performance Graph assume the investment of $100 in Common Stock, the Russell 2000 Index, and the Peer Group Index on December 31, 2002. Any dividends are assumed to be reinvested.

	12/31/02		12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Omega Protein Corporation	$100.00	*	$195.44	$217.72	$169.87	$195.70	$235.19
Peer Group Index	$100.00	*	$116.40	$152.65	$139.22	$177.58	$210.79
Russell 2000	$100.00	*	$145.37	$170.81	$176.48	$206.61	$196.40

*	$100 invested on December 31, 2002 including reinvestment of dividends

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

	Dec. 31, 2007	Sep. 30, 2007	Jun. 30, 2007	Mar. 31, 2007	Dec. 31, 2006	Sep. 30, 2006	Jun. 30, 2006	Mar. 31, 2006
High sales price	$10.54	$10.49	$9.38	$8.05	$7.91	$6.72	$6.54	$6.70
Low sales price	6.68	8.15	6.75	6.00	6.30	5.06	5.41	5.43

On March 6, 2008, the closing price of Omega’s common stock, as reported by the NYSE, was $12.34 per share. As of March 6, 2008, there were approximately 32 holders of record of Omega’s common stock. This number does not include any beneficial owners for whom shares may be held in a “nominee” or “street” name.

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

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share amounts)
INCOME STATEMENT DATA:
Revenues	$157,149	$139,834	$109,896	$119,645	$117,926
Operating income (loss)	27,440	7,956	(10,887)	5,288	9,529
Net income (loss)	12,139	4,572	(7,186)	3,202	5,798
Per share income (loss) basic	0.72	0.19	(0.29)	0.13	0.24
Per share income (loss) diluted	0.70	0.18	(0.29)	0.12	0.22
CASH FLOW DATA:
Capital expenditures	8,331	20,318	17,590	22,907	14,930
BALANCE SHEET DATA (end of period):
Working capital	$83,461	$71,076	$79,120	$73,137	$80,937
Property and equipment, net	96,659	100,776	93,965	97,766	85,231
Total assets	207,829	200,718	200,227	190,162	186,168
Current maturities of long-term debt	6,283	2,467	2,443	1,661	1,566
Long-term debt	58,976	72,693	27,658	15,943	17,605
Stockholders’ equity	118,455	101,090	142,367	149,667	145,217

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of the Company’s financial condition and results of operations. This discussion should be read in conjunction with the Consolidated Financial Statements of the Company appearing under Item 8 of this Report. Certain amounts applicable to the prior periods have been reclassified to conform to the classifications currently followed. Such reclassifications do not affect earnings or stockholders’ equity.

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

Fishing. The Company’s harvesting season generally extends from May through December on the mid-Atlantic coast and from April through October on the Gulf coast. During the off-season and the first few months of each fishing season, the Company fills purchase orders from the inventory it has accumulated during the previous fishing season or in some cases, by re-selling meal and oil purchased from other suppliers.

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

The direct impact of the two hurricanes upon the Company was a loss of physical inventories and physical damage to the plants. The interruption of processing capabilities caused the Company to address the impact of abnormal downtime of its processing facilities, which resulted in the immediate recognition of costs which would ordinarily have been captured as inventory costs. The amounts of these losses are more fully described in Notes 4, 5 and 12 to the Consolidated Financial Statements.

The fish catch is processed into three general types of products; fish meal, fish oil and fish solubles at the Company’s four meal and oil processing plants, two in Louisiana, one in Mississippi and one in Virginia.

Harvesting and Production. The following table summarizes the Company’s harvesting and production for the indicated periods:

	Years Ended December 31,
	2007	2006	2005
Fish catch (tons) (1)	542,102	541,059	522,399

Production (tons):
Fish meal
Regular grade	23,605	19,250	30,944
Special Select	108,700	116,831	82,452
Sea-Lac	10,821	10,864	22,751
Oil
Crude	42,152	39,963	53,140
Refined	13,997	9,907	6,335
Solubles	6,617	5,962	6,439

Total Production	205,892	202,777	202,061

(1)	Fish catch has been converted to tons using the National Marine Fisheries Service (“NMFS”) fish catch conversion ratio of 670 pounds per 1,000 fish.

The Company’s harvesting and processing business is seasonal and fluctuates from year to year and month to month due to natural conditions over which the Company has no control. For example, the 2006 oil yield results were the poorest in recent Company history. For illustrative purposes, the Company’s oil yields for the 2006 fishing season were lower by 28% compared to those in the 2005 fishing season and were lower by 24% compared to the Company’s 10 year oil yield average. The causes of lower fish oil yields are believed to relate to fish diet, weather and water temperature but are not generally well understood. The impact of these poor oil yields have resulted in significantly higher per unit inventory costs and fewer volumes available for future sale. These higher unit costs and fewer volumes available for sale have adversely impacted financial results for the fourth quarter of 2006 and first and second quarter of 2007. There was no material impact in the third and fourth quarters of 2007.

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

During 2002, the Company developed a business plan to expand its purchase and resale of other manufacturers’ fish meal and fish oil products which focused initially on the purchase and resale of Mexican fish meal and fish oil. In 2002, revenues generated from these types of transactions represented less than 2% of total Company revenues. During 2003, 2004 and again in 2005, the Company’s fish catch and resultant product inventories were reduced, primarily due to adverse weather conditions. The Company supplemented its inventories and subsequent sales by purchasing other fish meal and oil products. Although operating margins from these activities are less than the margins typically generated from the Company’s base domestic production, these operations provide the Company with a source of fish meal and oil to sell into other markets where the Company has not historically had a presence. The Company purchased products totaling approximately 5,500, 14,600 and 16,555 tons, or approximately 9.1%, 7% and 8% of total volume sales for the fiscal year ended December 31, 2007, 2006 and 2005, respectively.

Historically, approximately 35% to 40% of Omega’s FAQ fish meal was sold on a two-to-twelve-month forward contract basis. The balance of regular grade and other products was substantially sold on a spot basis through purchase orders. The Company began a similar forward sales program for its specialty grade meals and crude fish oil for 2002 due to increasing demand for these products. During 2005, 2006 and 2007 approximately 70%, 70% and 50% respectively, of its specialty meals and crude fish oil had been sold on a forward contract basis. The Company’s annual revenues are highly dependent on both annual fish catch and inventories and, in addition, inventory is generally carried over from one year to another year. The Company determines the level of inventory to be carried over based on prevailing market prices of the products and anticipated customer usage and demand during the off season. Thus, production volume does not necessarily correlate with sales volume in the same year and sales volumes will fluctuate from quarter to quarter and month to month. The Company’s fish meal products have a useable life of approximately one year from date of production. Practically, however, the Company typically attempts to empty its warehouses of the previous season’s products by the second or third month of the new fishing season. The Company’s crude fish oil products do not lose efficacy unless exposed to oxygen and therefore, their storage life typically is longer than that of fish meal.

The following table sets forth the Company’s revenues by product (in millions) and the approximate percentage of total revenues represented thereby, for the indicated periods:

	Years Ended December 31,
	2007		2006		2005
	Revenues	Percent	Revenues	Percent	Revenues	Percent
Regular Grade	$21.1	13.5%	$17.0	12.1%	$19.4	17.7%
Special Select	73.9	47.0	63.4	45.3	48.5	44.1
SeaLac	11.7	7.4	9.2	6.6	17.7	16.1
Crude Oil	33.9	21.6	38.3	27.4	17.3	15.7
Refined Oil	13.7	8.7	9.3	6.7	5.3	4.8
Fish Solubles	2.6	1.7	2.2	1.6	1.7	1.6
Other	0.2	0.1	0.4	0.3	—	—

Total	$157.1	100.0%	$139.8	100.0%	$109.9	100.0%

Critical Accounting Policies and Estimates

For information on critical accounting policies and estimates, see Note 1 to the consolidated financial statements included in Item 8—Financial Statements and Supplementary Data.

Results of Operations

The following table sets forth as a percentage of revenues, certain items of the Company’s operations for each of the indicated periods.

	Years Ended December 31,
	2007	2006	2005
Revenues	100.0%	100.0%	100.0%
Cost of sales	77.9	83.4	83.7

Gross profit	22.1	16.6	16.3
Selling, general and administrative expenses	10.4	9.8	11.7
Research and development expenses	0.8	—	—
(Insurance recoveries) losses relating to natural disaster, net	(6.8)	1.1	14.3
Loss on disposal of assets	0.2	—	0.2

Operating income (loss)	17.5	5.7	(9.9)
Interest income	0.2	0.4	0.6
Interest expense	(3.5)	(1.8)	(1.1)
Loss resulting from debt refinancing	(1.9)	—	—
Other income (expense)	(0.2)	(0.2)	—

Income (loss) before income taxes	12.1	4.1	(10.4)
Provision (benefit) for income taxes	4.4	0.8	(3.9)

Net income (loss)	7.7	3.3	(6.5)

2007 – 2006

Revenues. Revenues increased $17.3 million, or 12.4%, from $139.8 million in 2006 to $157.1 million in 2007. The increase in revenues was due to higher sales prices of 21.2% and 18.4% for the Company’s fish meal and fish oil, respectively, which was partially offset by lower sales volumes of 1.6% and 15.6% for the Company’s fish meal and fish oil, respectively. Considering fish meal, fish oil and fish solubles sales activities in total, the Company experienced a $26.1 million increase in revenues due to increased sales prices and an $8.7 million decrease in revenue caused by decreased sales volumes, when comparing 2007 to 2006.

Cost of Sales. Cost of sales, including depreciation and amortization, for 2007 was $122.5 million, a $5.8 million increase, or 5.0%, as compared to 2006. Cost of sales as a percentage of revenues was 77.9% for 2007 as compared to 83.4% for 2006. The 5.5% decrease in cost of sales as percentage of revenue was primarily due to increased sales prices, partially offset by increased per unit production costs due to increased labor and repair costs.

Gross Profit. Gross profit increased $11.5 million, or 49.6%, from $23.2 million in 2006 to $34.7 million in 2007. As a percentage of revenues, the Company’s gross profit margin increased 5.5% in 2007 as compared to 2006. The increase in gross profit was primarily due to increased sales prices partially offset by increased per unit production costs as discussed above.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $2.7 million, or 19.8%, from $13.7 million in 2006 to $16.4 million in 2007. The increase was primarily due to increased employee bonuses incurred in 2007 that were not incurred in 2006. This increase was partially offset by costs incurred in 2006 related to the relocation of the administrative offices from Louisiana to Texas that were not incurred in 2007. As a percentage of revenue, selling, general and administrative expense increased 0.6% from 9.8% in 2006 to 10.4% in 2007.

Research and development expenses. Research and development expenses were approximately $1.2 million in 2007. This balance represents costs incurred at the Company’s OmegaPure Technology and Innovation Center which commenced operations in January 2007. No such expenses were recognized in 2006.

(Insurance recoveries) losses relating to natural disaster, net. During 2007, the Company settled the lawsuits with its primary and secondary insurance carriers which resulted in the recognition of $10.7 million in net proceeds in excess of insurance recoveries previously recorded. The losses of approximately $1.5 million incurred in 2006 represent costs in excess of the original estimated involuntary conversion loss recorded at December 31, 2005.

Loss on disposal of assets. Loss on disposal of assets increased $334,000 from a loss of $9,000 in 2006 to a loss of $343,000 in 2007. The increase was the result of disposal of miscellaneous assets in the ordinary course of business during 2007.

Operating income (loss). As a result of the factors discussed above, the Company’s operating income (loss) increased $19.4 million from $8.0 million in 2006 to $27.4 million in 2007. As a percentage of revenues, operating income (loss) increased 11.8% from 5.7% in 2006 to 17.5% in 2007.

Interest income. Interest income decreased by $272,000 from $622,000 in 2006 to $350,000 in 2007. The decrease was primarily due to decreased average cash balances.

Interest expense. Interest expense increased $2.9 million from $2.6 million in 2006 to $5.5 million in 2007. The increase in interest expense is primarily due to additional debt the Company had outstanding during 2007 that was incurred in October 2006 and refinanced in March 2007.

Loss resulting from debt refinancing. Refinancing expenses were $3.0 million in 2007. The expenses relate to previously deferred debt issuance costs and other costs that became immediately recognized when the Company refinanced the financing facility with Ableco Finance LLC on March 26, 2007. No such expenses were recognized in 2006.

Other income (expense), net. Other income (expense), net increased by $89,000 from $244,000 in 2006 to $333,000 in 2007. The increase was primarily due to increased fees paid to the Company’s bank and miscellaneous charges incurred during 2007 that were not incurred in 2006.

Provision (benefit) for income taxes. The Company recorded a $6.8 million provision for income taxes in 2007 representing an effective tax rate of 36.0% for income taxes compared to 20.8% in 2006. This increase in the effective tax rate is primarily a result of factors experienced in 2006 that had less of an impact in 2007. These factors include the partial exclusion of income on foreign sales, income tax credits attributable to post-hurricane wages and a state income tax benefit. The Company believes that it is more probable than not that the recorded estimated deferred tax asset benefits and state operating loss carry-forwards will be realized except for the amount for which a valuation allowance has been provided. The statutory tax rate of 34% for U.S. federal taxes was in effect for the respective periods.

2006 – 2005

Revenues. Revenues increased $29.9 million, or 27.2%, from $109.9 million in 2005 to $139.8 million in 2006. The increase in revenues was due to higher sales prices of 17.3% and 12.9% for the Company’s fish meal and fish oil, respectively, and higher sales volumes of 86.8% for the Company’s fish oil. The increase in revenues was partially offset by lower sales volumes of the Company’s fish meal, which decreased by 10.2% in 2006 as compared to 2005. Considering fish meal, fish oil and fish solubles sales activities in total, the Company experienced a $17.9 million increase in revenues due to increased sales prices and a $11.9 million increase in revenue caused by increased sales volumes, when comparing 2006 to 2005.

Cost of Sales. Cost of sales, including depreciation and amortization, for 2006 was $116.6 million, a $24.7 million increase, or 26.8%, as compared to 2005. Cost of sales as a percentage of revenues was 83.4% for 2006 as compared to 83.7% for 2005. The 0.3% decrease in cost of sales as percentage of revenue was primarily due to increased sales prices, as noted above, largely offset by increased per unit production costs due to higher energy prices, increased repair costs and decreased fish oil yields in 2006 as compared to 2005.

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

(Insurance recoveries) losses relating to natural disaster, net. Loss resulting from natural disaster, resulting from damages incurred at the Company’s Moss Point, Mississippi fish processing facility and adjacent shipyard from Hurricane Katrina, and damages incurred at the Company’s Cameron and Abbeville, Louisiana fish processing facilities from Hurricane Rita, decreased $14.2 million from $15.7 million in 2005 to $1.5 million in 2006. The losses incurred in 2006 represent costs in excess of the original estimated involuntary conversion loss recorded at December 31, 2005

Loss on disposal of assets. Loss on disposal of assets decreased $140,000 from a loss of $149,000 in 2005 to a loss of $9,000 in 2006. The decrease was the result of increased losses on the disposal of miscellaneous assets in 2005 compared to immaterial activity in 2006.

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

Interest expense. Interest expense increased $1.3 million from $1.3 million in 2005 to $2.6 million in 2006. The increase in interest expense was primarily due to interest associated with the additional $14 million in debt which was incurred in October 2005 in connection with Fisheries Finance Program financing and the $47.5 million of debt incurred in October 2006 in connection with the Company’s common stock repurchase.

Other income (expense), net. Other income (expense), net decreased by $317,000 from $73,000 in 2005 to ($244,000) in 2006. The decrease was primarily the result of a gain recognized in 2005 associated with the involuntary conversion of a piece of equipment resulting from a fire.

Provision (benefit) for income taxes. The Company recorded a $1.2 million provision for income taxes in 2006 representing an effective tax rate of 20.8% for income taxes compared to 37.2% in 2005. This decrease in the effective tax rate is primarily a result of the partial exclusion of income on foreign sales, interest income exempt from income tax, income tax credits attributable to post-hurricane wages and a state income tax benefit on current year pre-tax income resulting from interest expense. The Company believes that it is more probable than not that the recorded estimated deferred tax asset benefits and state operating loss carry-forwards will be realized. The statutory tax rate of 34% for U.S. federal taxes was in effect for the respective periods.

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

At December 31, 2007, the Company had an unrestricted cash balance of $19.3 million, up $11.3 million from December 31, 2006. This increase was primarily due to the receipt of insurance proceeds and increased gross profit resulting from increased profit margins. See “—Results of Operations”. The Company’s annual revenues and its resulting liquidity are highly dependent on annual fish catch, production yields, selling prices for its products and inventories available for sale.

The aggregate amount of the Company’s outstanding indebtedness at December 31, 2007 was approximately $65.3 million compared to approximately $75.2 million at December 31, 2006. The Company has a highly leveraged financial structure, limiting its financial flexibility. In particular, the Company will be required to use a portion of its cash flows to pay principal and interest on its debt, which will reduce the amount of money the Company has for operations, capital expenditures, expansion, acquisitions or general corporate or other business activities. In addition, the covenants contained in the Company’s debt agreements limit its ability to borrow money in the future for acquisitions, capital expenditures or to meet the Company’s operating expenses or other general corporate obligations. See “Risk Factors—The Company has a substantial amount of indebtedness, which may adversely affect its ability to operate its business, remain in compliance with debt covenants and make payments on its debt.”

Source of Capital: Operations

Net cash flow from operating activities increased to approximately $6.0 million for the year ended December 31, 2007 from $3.8 million for the year ended December 31, 2006. The increase in operating cash flow is primarily attributable to increases in revenue and gross profit margins.

Source of Capital: Debt

Net financing activities used cash of $5.1 million and $4.0 million during the years ended December 31, 2007 and 2006, respectively. The year 2007 included approximately $47.3 million in total borrowings, $47.5 million in principal payments with respect to the Company’s prior Financing Facility with Ableco Finance LLC in addition to $9.8 million used for payments of other debt obligations, $0.7 million in debt issuance costs associated with the new Senior Credit Facility and $5.6 million in proceeds received from stock options exercised. The year 2006 included approximately $48.6 million in borrowings, of which $47.5 million was used to purchase and retire 9,268,292 shares of the Company’s common stock held by Zapata (the “Zapata Shares”), $3.3 million in debt issuance and treasury stock acquisition costs, $3.6 million in principal repayments of debt and $1.8 million in proceeds from stock options exercised.

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

In September 2004, the FFP approved the Company’s financing application in an amount not to exceed $14.0 million (the “Approval Letter”). Borrowings under the Approval Letter are required to be used to finance and/or refinance approximately 73% of the actual depreciable cost of the Company’s future fishing vessel refurbishments and capital expenditures relating to shore-side fishing assets for a term not to exceed 15 years from inception at interest rates determined by the U.S. Treasury. Final approval for all such future projects requires individual approval through the Secretary of Commerce, National Oceanic and Atmospheric Administration, and NMFS. Borrowings under the FFP are required to be evidenced by security agreements, undertakings, and other documents deemed in the sole discretion of the NMFS as necessary to accomplish the intent and purpose of the Approval Letter. The Company is required to comply with customary NMFS covenants as well as certain special covenants. The Company closed on a $14.0 million FFP loan on October 17, 2005.

On December 1, 2005, pursuant to the Title XI program, the FFP approved a second financing application made by the Company in the amount of $16.4 million (the “Second Approval Letter”). In May 2006, the Company submitted a $6.3 million financing request under the Second Approval Letter. The Company closed on the $6.3 million FFP loan in the first quarter of 2007. As of December 31, 2007, the Company had approximately $31.1 million of borrowings outstanding under Title XI and was in compliance with all of the covenants contained therein.

On October 20, 2006, the Company, certain of its subsidiaries and Ableco Finance LLC (“Ableco”), A3 Fund Management LLC, an affiliate of Ableco, and Wachovia Bank, National Association entered into the financing agreement (the “Financing Agreement”) pursuant to which the Lenders agreed to provide the Company with a senior secured financing facility (“the “Financing Facility”) in the maximum amount of $65 million. The Financing Facility consisted of (a) a revolving credit facility of up to $30 million outstanding at any time, including a $5 million subfacility for the issuance of letters of credit, and (b) a term loan facility of $35 million. On October 20, 2006, the Company drew down the $35 million term loan and approximately $13.6 million of revolving loans, and approximately $3.3 million in letters of credit were issued pursuant to the letter of credit subfacility. The Financing Facility was secured by a first priority lien on all of the Company’s assets, other than vessels, real estate and other assets pledged to secure loans made to the Company under the FFP. For a more detailed description of the terms and conditions of the Financing Facility and Financing Agreement, see the Company’s Current Report on Form 8-K filed with the SEC on October 24, 2006.

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

All borrowings made on the Closing Date were made as Base Rate loans. These Base Rate loans were converted to Eurodollar loans three days after the Closing Date. On March 26, 2007, the Company entered into an interest rate swap agreement with Bank of America N.A for $19,950,000 of the Term Loan. The interest rate swap agreement effectively locks in the LIBOR portion of the interest rate for the $19,950,000 at 5.16% for the remaining term of the Term Loan. Subsequent to December 31, 2007, the Company entered into a second interest rate swap agreement with Bank of America N.A. for $10,237,500 of its $35,000,000 Term Loan. The agreement effectively locks in the LIBOR portion of the interest rate for that $10,237,500 principal amount at 3.36% for the remaining term of the agreement.

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

As of December 31, 2007, the Company was in compliance with all applicable financial covenants.

The Senior Credit Facility will terminate on March 26, 2012 (the “Maturity Date”). All loans and all other obligations outstanding under the Senior Credit Facility shall be payable in full on the Maturity Date. For a more detailed description of the terms and conditions of the Credit Agreement, see the Company’s Current Report on Form 8-K filed with the SEC on March 30, 2007.

As of December 31, 2007, the Company had $34.1 million outstanding under the Term Loan and approximately $3.1 million in letters of credit issued primarily in support of worker’s compensation insurance programs. As of December 31, 2007, the Company had $14.4 million available under the Revolving Credit Facility and the Company was in compliance with all of the covenants under the Senior Credit Facility. The Company has no off-balance sheet arrangements other than normal operating leases and standby letters of credit.

Use of Capital: Operations

Net investing activities provided (used) cash of $10.3 million and ($18.2) million for the years ended December 31, 2007 and 2006, respectively. In addition to any future capital expenditures related to the hurricanes, the Company’s investing activities consist mainly of capital expenditures for equipment purchases, replacements, vessel refurbishments, and fish oil refining processes. The Company made capital expenditures of approximately $8.3 million and $20.3 million, for the years ended December 31, 2007 and 2006, respectively. The Company anticipates making approximately $14.0 million in capital expenditures in 2008 primarily for the refurbishment of vessels and plant assets. Investing activities also includes the net receipt of $18.7 million and $2.0 million from insurance companies relating to Hurricanes Katrina and Rita for the years ending December 31, 2007 and 2006, respectively.

The Company believes that the existing cash, cash equivalents, short-term investments and funds available through the Financing Facility and/or Title XI indebtedness described above will be sufficient to meet its working capital and capital expenditure requirements through at least the next twelve months.

Use of Capital: Acquisitions

The Company from time to time considers potential transactions including, but not limited to, enhancement of physical facilities to improve production capabilities and the acquisition of other businesses. Certain of the potential transactions reviewed by the Company would, if completed, result in its entering new lines of business (generally including certain businesses to which the Company sells its products such as pet food manufacturers, aquaculture feed manufacturers, fertilizer companies and organic foods manufacturers and distributors), although historically, reviewed opportunities have been generally related in some manner to the Company’s existing operations or which would have added new protein products to the Company’s product lines. Although the Company does not explicitly budget for acquisitions and, as of the date hereof, does not have any commitment with respect to a material acquisition, it could enter into such agreement in the future. Depending on the size of the acquisition, the Company would expect to finance the transaction using internally generated cash flows and its Senior Credit Facility, or, if necessary, equity or debt financings. The Company cannot assure you that such financings will be available on acceptable terms, if at all.

Use of Capital: Contractual Obligations

The following tables aggregate information about the Company’s contractual cash obligations and other commercial commitments (in thousands) as of December 31, 2007:

	Payments Due by Period
Contractual Cash Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years
Long Term Debt	$65,259	$6,283	$17,078	$23,463	$18,435
Interest on long term debt	21,180	4,576	7,250	4,378	4,976
Operating Leases	8,169	2,031	2,626	1,511	2,001
Pension Funding	4,328	1,439	1,505	1,314	70
Standby Letters of Credit (1)	3,100	3,100	—	—	—

Total Contractual Cash Obligations	$102,036	$17,429	$28,459	$30,666	$25,482

(1)	As of December 31, 2007, the Company had $3.1 million in standby letters of credit under the Senior Credit Facility.

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

In the normal course of business, the financial condition of the Company is exposed to minimal market risk associated with interest rate movements on the Company’s borrowings. To further mitigate this minimal risk, the Company has entered into interest rate swap agreements to effectively lock-in the LIBOR component of certain debt instruments. A one percent increase or decrease in the levels of interest rates on variable rate debt would not result in a material change to the Company’s results of operations.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Omega Protein Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under item 15(a)(1) present fairly, in all material respects, the financial position of Omega Protein Corporation and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Notes 1 and 8 to the consolidated financial statements, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”, as of January 1, 2007. As discussed in Note 11 to the consolidated financial statements, the Company adopted the recognition and disclosure provisions of FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statement No. 87, 88, 106 and 132(R)”, as of December 31, 2006.

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

PricewaterhouseCoopers LLP

Houston, Texas

March 12, 2008

OMEGA PROTEIN CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2007	December 31, 2006
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$19,292	$7,993
Receivables, net	16,051	19,632
Inventories	70,852	60,045
Prepaid expenses and other current assets	1,456	2,089

Total current assets	107,651	89,759
Other assets, net	3,344	6,080
Deferred tax assets, net	175	4,103
Property, plant and equipment, net	96,659	100,776

Total assets	$207,829	$200,718

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$6,283	$2,467
Accounts payable	2,459	2,456
Accrued liabilities	15,067	13,760
Deferred tax liabilities, net	381	—

Total current liabilities	24,190	18,683
Long-term debt, net of current maturities	58,976	72,693
Interest rate swap liability	459	—
Pension liabilities, net	5,749	8,252

Total liabilities	89,374	99,628

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 authorized shares; none issued	—	—
Common Stock, $0.01 par value; 80,000,000 authorized shares; 17,453,702 and 16,209,527 shares issued and outstanding at December 31, 2007 and 2006, respectively	175	162
Capital in excess of par value	101,865	95,961
Retained earnings	23,435	11,895
Accumulated other comprehensive loss	(7,020)	(6,928)

Total stockholders’ equity	118,455	101,090

Total liabilities and stockholders’ equity	$207,829	$200,718

The accompanying notes are an integral part of the consolidated financial statements.

OMEGA PROTEIN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2007	2006	2005
	(in thousands, except per share amounts)
Revenues	$157,149	$139,834	$109,896
Cost of sales	122,455	116,638	91,985

Gross profit	34,694	23,196	17,911
Selling, general and administrative expenses	16,386	13,683	12,906
Research and development	1,194	—	—
(Insurance recoveries) losses relating to natural disaster, net (see Notes 1 and 12)	(10,669)	1,548	15,743
Loss on disposal of assets	343	9	149

Operating income (loss)	27,440	7,956	(10,887)
Interest income	350	622	615
Interest expense	(5,471)	(2,560)	(1,255)
Loss resulting from debt refinancing	(3,024)	—	—
Other income (expense), net	(333)	(244)	73

Income (loss) before income taxes	18,962	5,774	(11,454)
Provision (benefit) for income taxes	6,823	1,202	(4,268)

Net income (loss)	$12,139	$4,572	$(7,186)

Basic earnings (loss) per share	$0.72	$0.19	$(0.29)

Weighted average common shares outstanding	16,830	24,322	24,974

Diluted earnings (loss) per share	$0.70	$0.18	$(0.29)

Weighted average common shares and potential common shares outstanding	17,432	25,200	24,974

The accompanying notes are an integral part of the consolidated financial statements.

OMEGA PROTEIN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005
	(in thousands)
Cash flow (used in) provided by operating activities:
Net income (loss)	$12,139	$4,572	$(7,186)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	13,279	13,069	13,301
(Additional insurance recoveries) involuntary conversion from natural disasters	(10,669)	1,094	8,324
Loss resulting from debt refinancing	2,151	—	—
Loss on disposal of assets, net	343	9	149
Provisions for losses on receivables	117	10	30
Share based compensation	316	166	—
Deferred income taxes	4,340	655	(4,615)
Changes in assets and liabilities:
Receivables	(2,886)	2,299	(11,946)
Amounts due from former majority owner	—	105	—
Inventories	(10,807)	(13,185)	(6,418)
Prepaid expenses and other current assets	231	(565)	393
Other assets	(1,514)	(2,990)	(528)
Accounts payable	3	(1,393)	1,320
Accrued liabilities	1,096	1,558	1,969
Pension liability, net	(2,161)	(1,630)	817
Other, net	41	(2)	(61)

Total adjustments	(6,120)	(800)	2,735

Net cash provided by (used in) operating activities	6,019	3,772	(4,451)

Cash flow provided by (used in) investing activities:
Proceeds from disposition of assets	—	166	364
Proceeds from insurance companies, hurricanes	18,667	2,000	2,000
Capital expenditures	(8,331)	(20,318)	(17,590)

Net cash provided by (used in) investing activities	10,336	(18,152)	(15,226)

Cash flow (used in) provided by financing activities:
Principal payments of long-term debt	(57,250)	(3,553)	(1,503)
Debt issuance costs	(723)	(2,342)	—
Proceeds from borrowings	47,349	48,612	14,000
Purchase and retirement of common stock	—	(47,500)	—
Treasury stock acquisition costs	—	(996)	—
Proceeds from stock options exercised	2,897	1,247	425
Tax effect of stock options exercised	2,663	546	347

Net cash (used in) provided by financing activities	(5,064)	(3,986)	13,269

Effect of exchange rate changes on cash and cash equivalents	8	(3)	13

Net increase (decrease) in cash and cash equivalents	11,299	(18,369)	(6,395)
Cash and cash equivalents at beginning of year	7,993	26,362	32,757

Cash and cash equivalents at end of year	$19,292	$7,993	$26,362

Supplemental cash flow information:
Cash paid (received) during the year for:
Interest	$4,854	$2,126	$1,153
Income taxes	$160	$—	$—

In 2007, 2006 and 2005, approximately 5,200, 8,400 and 0 shares, respectively, of the Company’s common stock were issued to Directors in non cash transactions as payment in lieu of Board retainer and per diem fees. Expenses were recognized on these non cash transactions of $41,700, $51,000, and $0 for 2007, 2006, and 2005, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

OMEGA PROTEIN CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated Other Comprehensive Income (Loss)	Treasury Stock Amount	Total Stockholders’ Equity
			Capital in Excess of Par Value	Retained Earnings
	Common Stock
	Shares	Amount
	(in thousands)
Balance at December 31, 2004	25,259	$253	$115,803	$42,439	$(6,793)	$(2,035)	$149,667
Issuance of common stock	188	2	362	—	—	—	364
Tax benefit from exercise of stock options	—	—	347	—	—	—	347
Comprehensive income (loss):
Net income	—	—	—	(7,186)	—	—	(7,186)
Other comprehensive loss:
Minimum pension liability, net of tax benefit of $432	—	—	—	—	(838)	—	(838)
Foreign translation adjustment, net of tax expense	—	—	—	—	13	—	13

Total comprehensive loss				(7,186)	(825)	—	(8,011)

Balance at December 31, 2005	25,447	$255	$116,512	$35,253	$(7,618)	$(2,035)	$142,367
Issuance of common stock	444	4	1,407	—	—	—	1,411
Purchase and retirement of common stock	(9,681)	(97)	(22,504)	(27,930)	—	2,035	(48,496)
Tax benefit from exercise of stock options	—	—	546	—	—	—	546
Comprehensive income (loss):
Net income	—	—	—	4,572	—	—	4,572
Other comprehensive income (loss):
Minimum pension liability, net of tax expense of $357	—	—	—	—	693	—	693
Foreign translation adjustment, net of tax benefit	—	—	—	—	(3)	—	(3)

Total comprehensive income				4,572	690	—	5,262

Balance at December 31, 2006	16,210	$162	$95,961	$11,895	$(6,928)	—	$101,090
Issuance of common stock	1,244	13	3,241	—	—	—	3,254
Tax benefit from exercise of stock options	—	—	2,663	—	—	—	2,663
FIN 48 adoption, net of tax	—	—	—	(599)	—	—	(599)
Comprehensive income (loss):
Net income	—	—	—	12,139	—	—	12,139
Other comprehensive income (loss):
Interest rate swap adjustment, net of tax benefit of $228	—	—	—	—	(442)	—	(442)
Recognized actuarial loss, net of tax expense of $176	—	—	—	—	342	—	342
Foreign currency translation adjustment, net of tax expense of $4	—	—	—	—	8	—	8

Total comprehensive income (loss)				12,139	(92)	—	12,047

Balance at December 31, 2007	17,454	$175	$101,865	$23,435	$(7,020)	—	$118,455

The accompanying notes are in integral part of the consolidated financial statements.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	SIGNIFICANT ACCOUNTING POLICIES SUMMARY OF OPERATIONS AND BASIS OF PRESENTATION

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

The Company has reclassified certain amounts previously reported to conform with the presentation at December 31, 2007.

Hurricane Losses and Insurance Recoveries

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

The direct impact of the two hurricanes upon the Company was a loss of physical inventories and physical damage to the plants. The interruption of processing capabilities caused the Company to address the impact of abnormal downtime of its processing facilities, which resulted in the immediate recognition of costs which would ordinarily have been captured as inventory costs. See Note 12 for the amounts of these losses.

The Company maintains insurance coverage for a variety of these damages, most notably property, inventory and vessel insurance. The nature and extent of the insurance coverage varies by line of policy and the Company has previously recorded insurance recoveries as long-term receivables within other assets based on estimates of probable recoveries.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In order to facilitate the insurance recovery process, on July 28, 2006, the Company filed a lawsuit against its property insurance carriers, Lexington Insurance Company and RSUI Indemnity Company, in the U.S. District Court for the Western District of Louisiana, alleging breach of contract and bad faith based on the insurance carriers’ failure to pay amounts due to the Company under its property insurance policies for damages sustained from Hurricanes Katrina and Rita in the third quarter of 2005. The Company settled its lawsuit with its primary property insurance carrier, Lexington Insurance Company, for a total of $19.8 million during the third quarter of 2007. Of the $19.8 million, $12.0 million was previously recorded as a receivable and was fully received as of September 30, 2007, $3.3 million was paid to outside legal counsel in connection with the settlement and $4.5 million was recognized during the third quarter of 2007 as insurance recoveries relating to natural disaster in the statement of operations and comprehensive income and was received as of December 31, 2007. In addition, the Company settled its lawsuit with its secondary property insurance carrier, RSUI Indemnity Company, for a total of $9.2 million during the fourth quarter of 2007. Of the $9.2 million, $0.7 million was advanced during the third quarter of 2007 and recognized as insurance recoveries relating to natural disaster in the statement of operations and comprehensive income, $3.0 million was paid to outside legal counsel in connection with the settlement during the fourth quarter of 2007 and $5.5 million was recognized and received during the fourth quarter of 2007 as insurance recoveries relating to natural disaster in the statement of operations and comprehensive income. The Company still has a pending lawsuit against its insurance broker alleging negligent procurement, negligent misrepresentation, breach of contract and violations of Texas Insurance and Consumer laws.

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

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Interest Rate Swap Agreements

The Company does not enter into financial instruments for trading or speculative purposes. The principal financial instrument used for cash flow hedging purposes is an interest rate swap described below. The Company entered into an interest rate swap agreement to manage its cash flow exposure to interest rate changes. The swap effectively converts a portion of the Company’s variable rate debt under the Revolving Credit Facility (as defined below) to a fixed rate, without exchanging the notional principal amounts.

In April 2007, the Company entered into an interest rate swap agreement with a notional amount of $19,950,000 that is scheduled to mature in March 2012. Under this agreement, the Company receives a floating rate based on the LIBOR interest rate, and pays a fixed rate of 5.16% on the notional amount of $19,950,000. The Company has recorded a long-term liability of $459,000, net of the current portion of $211,000, to recognize the fair value of interest derivatives, and has also recorded a deferred tax asset of $228,000 associated therewith. The change in fair value from inception to December 31, 2007 is recorded in “other comprehensive income” in the Company’s consolidated financial statements. The following table illustrates the changes recorded in other comprehensive income result from the interest rate swap agreement.

(in thousands)
Balance at January 1, 2007	$—
Net gain/(loss) reclassified into earnings	21
Net change associated with current period swap transactions	(463)

Balance at December 31, 2007	$(442)

The $442,000 reported for cash flow hedge effectiveness in accumulated other comprehensive loss as of December 31, 2007 will be reclassified to earnings on a quarterly basis through 2012, when the interest rate swap expires. The amount to be reclassified to earnings during the next 12 months is expected to be approximately $211,000.

Subsequent to December 31, 2007, the Company entered into a second interest rate swap agreement with Bank of America N.A. for $10,237,500 of its $35,000,000 Term Loan. The interest rate swap agreement effectively locks in the LIBOR portion of the interest rate for that $10,237,500 principal amount at 3.36% for the remaining term of the agreement.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

If, at any time, the swaps are determined to be ineffective, in whole or in part, due to changes in the interest rate swaps or underlying debt agreements, the fair value of the portion of the interest rate swaps determined to be ineffective will be recognized as gain or loss in “interest expense” in the statement of operations for the applicable period.

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

Income Taxes

The Company utilizes the liability method to account for income taxes. This method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of existing temporary differences between the financial reporting and tax reporting basis of assets and liabilities, and operating loss and tax credits carryforwards for tax purposes. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. The Company believes that the deferred tax assets recorded as of December 31, 2007 are realizable through future reversals of existing taxable temporary differences and future taxable income. If the Company were to subsequently determine that it would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to deferred tax assets would increase earnings for the period in which such determination was made. The Company will continue to assess the adequacy of the valuation allowance on a quarterly basis. Any changes to the estimated valuation allowance could be material to the consolidated financial condition and results of operations.

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

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest is capitalized only during the period of time required to complete and prepare the asset for its intended use. For the years ended December 31, 2007, 2006 and 2005, the Company capitalized approximately $82,900, $0 and $180,000, respectively, of interest.

Pension Plans

As of December 31, 2006, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. This statement requires the recognition of the overfunded or underfunded status of defined benefit pension and postretirement plans as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income. The statement also changes financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The Company’s policy is to fund U.S. pension plans at amounts not less than the minimum requirements of the Employee Retirement Income Security Act of 1974 and generally for obligations under its foreign plans to deposit funds with trustees under insurance policies.

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

Comprehensive Income ( Loss)

Comprehensive income (loss) is defined as change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and pension benefits adjustments, including recognition of actuarial losses. The Company presents comprehensive income (loss) in its consolidated statements of stockholders’ equity.

Accumulated Comprehensive Loss

The components of accumulated other comprehensive loss included in shareholder’s equity are as follows:

	December 31, 2007	December 31, 2006
	(in thousands)
Cumulative Translation Adjustments, net of tax benefit of $13 as of December 31, 2007 and $17 as of December 31, 2006	$(25)	$(33)
Pension Benefits Adjustments, net of tax benefit of $3,377 as of December 31, 2007 and $3,552 as of December 31, 2006	(6,553)	(6,895)
Fair Value of Interest Rate Swap, net of tax benefit of $228 as of December 31, 2007	(442)	—

Accumulated Other Comprehensive Loss	$(7,020)	$(6,928)

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

At December 31, 2007 and December 31, 2006, the Company had cash deposits concentrated primarily in one major bank. In addition, the Company had commercial quality grade investments A2P2 rated or better with companies and financial institutions. The Company believes that credit risk in such investments is minimal.

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

Recently Issued Accounting Standards

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting and disclosure for uncertain tax positions in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 addresses the recognition, measurement, classification and disclosure issues related to the recording of financial statement benefits for income tax positions that have some degree of uncertainty. The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a decrease of approximately $0.6 million in deferred tax assets, net, which was accounted for as a decrease to the January 1, 2007 balance of retained earnings.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. In November 2007, the FASB issued a one-year deferral for non-financial assets and liabilities to comply with SFAS No. 157 which delayed the effective date for these items until November 15, 2008. The Company does not expect this statement to have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). This statement

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

permits entities to choose to measure many financial assets and liabilities and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective as of the beginning of the entity’s first fiscal year beginning after November 15, 2007. The Company does not expect this statement to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations (SFAS 141(R)).” SFAS 141(R) states that all business combinations, whether full, partial, or step acquisitions, will result in all assets and liabilities of an acquired business being recorded at their fair values at the acquisition date. In subsequent periods, contingent liabilities will be measured at the higher of their acquisition date fair value or the estimated amounts to be realized. SFAS 141(R) applies to all transactions or other events in which an entity obtains control of one or more businesses. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. The Company is currently evaluating the impact, if any, the adoption of SFAS No. 141(R) will have on its consolidated results of operations, financial position and related disclosures.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statement—amendments of ARB No. 51 (SFAS 160).” SFAS 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. The Company is currently evaluating the impact, if any, the adoption of SFAS No. 160 will have on its consolidated results of operations, financial position and related disclosures.

Stock-Based Compensation

The Company has a stock-based compensation plan, which is described in more detail in Note 11.

NOTE 2. ACCOUNTS RECEIVABLE

Accounts receivable as of December 31, 2007 and 2006 are summarized as follows:

	2007	2006
	(in thousands)
Trade	$14,767	$11,703
Insurance	727	1,090
Insurance—2005 hurricanes	—	6,352
Employee	21	39
Income tax	583	309
Other	73	339

Total accounts receivable	16,171	19,832
Less allowance for doubtful accounts	(120)	(200)

Receivables, net	$16,051	$19,632

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3. INVENTORY

Inventory as of December 31, 2007 and 2006 is summarized as follows:

	2007	2006
	(in thousands)
Fish meal	$42,937	$34,719
Fish oil	13,590	13,490
Fish solubles	1,461	680
Unallocated inventory cost pool (including off-season costs)	6,848	5,882
Other materials & supplies	6,016	5,274

Total inventory	$70,852	$60,045

Inventory at December 31, 2007 and 2006 is stated at the lower of cost or market. The elements of unallocated inventory cost pool include plant and vessel related labor, utilities, rent, repairs and depreciation, to be allocated to inventories produced through the 2008 fishing season.

NOTE 4. OTHER ASSETS

Other assets as of December 31, 2007 and 2006 are summarized as follows:

	2007	2006
	(in thousands)
Fish nets, net of accumulated amortization of $2,008 and $1,871	$1,093	$929
Insurance receivable, net of allowance for doubtful accounts	1,082	768
Insurance receivable—2005 hurricanes	—	1,648
Title XI debt issuance costs	374	416
Other debt issuance costs	736	2,270
Deposits and other	59	49

Total other assets, net	$3,344	$6,080

Amortization expense for fishing nets amounted to $845,000, $699,000 and $680,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

As a result of Hurricanes Katrina and Rita (see Note 12—Hurricane Losses), the Company sustained damage to its three fish processing facilities and its shipyard located in the Gulf of Mexico region. Based on estimates, the Company believed its hurricane related insurance recoveries would total approximately $12 million and as a result, recorded related receivables as of September 30, 2005. During the fourth quarter of 2005 and the first quarter of 2006, the Company obtained two separate $2.0 million advances against the hurricane claims from its primary property insurance carrier. In February 2007 and May 2007, the Company received additional advances of $6.4 million and $0.2 million, respectively, against the hurricane claims from its primary property insurance carrier. In order to facilitate the insurance recovery process, on July 28, 2006, the Company filed a lawsuit against its property insurance carriers, Lexington Insurance Company and RSUI Indemnity Company, in the U.S. District Court for the Western District of Louisiana, alleging breach of contract and bad faith based on the insurance carriers’ failure to pay amounts due to the Company under its property insurance policies for damages sustained from Hurricanes Katrina and Rita in the third quarter of 2005. The Company settled its lawsuit with its primary property insurance carrier, Lexington Insurance Company, for a total of $19.8 million during the third quarter of 2007. Of the $19.8 million, $12.0 million was previously recorded as a

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

receivable and was fully received as of September 30, 2007, $3.3 million was paid to outside legal counsel in connection with the settlement and $4.5 million was recognized during the third quarter of 2007 as insurance recoveries relating to natural disaster in the statement of operations and comprehensive income. In addition, the Company settled its lawsuit with its secondary property insurance carrier, RSUI Indemnity Company, for a total of $9.2 million during the fourth quarter of 2007. Of the $9.2 million, $0.7 million was advanced during the third quarter of 2007 and recognized as insurance recoveries relating to natural disaster in the statement of operations and comprehensive income, $3.0 million was paid to outside legal counsel in connection with the settlement during the fourth quarter of 2007 and $5.5 million was received and recognized during the fourth quarter of 2007 as insurance recoveries relating to natural disaster in the statement of operations and comprehensive income. The Company still has a pending lawsuit against its insurance broker alleging negligent procurement, negligent misrepresentation, breach of contract and violations of Texas Insurance and Consumer laws.

The Company carries insurance for certain losses relating to its vessels and Jones Act liability for employees aboard its vessels (collectively, “Vessel Claims Insurance”). The typical Vessel Claims Insurance policy contains an annual aggregate deductible (“AAD”) for which the Company remains responsible, while the insurance carrier is responsible for all applicable amounts which exceed the AAD. It is the Company’s policy to accrue current amounts due and record amounts paid out on each claim. Once payments exceed the AAD, the Company records an insurance receivable for a given policy year, net of allowance for doubtful accounts. As of December 31, 2007 and 2006 the allowance for doubtful insurance receivable accounts was $2.0 million.

NOTE 5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of December 31, 2007 and 2006 are summarized as follows:

	2007	2006
	(in thousands)
Land	$7,690	$7,630
Plant assets	101,171	100,963
Fishing vessels	95,193	94,268
Furniture and fixtures	5,049	3,135
Construction in progress	4,166	3,035

Total property and equipment	213,269	209,031
Less accumulated depreciation and impairment	(116,610)	(108,255)

Property, plant and equipment, net	$96,659	$100,776

Depreciation expense for the years ended December 31, 2007, 2006 and 2005 was approximately $12.1 million, $12.2 million and $12.6 million, respectively.

As a result of Hurricanes Katrina and Rita, the Company sustained damage to its property, plant and equipment at its Gulf of Mexico facilities. The Company recognized a $1.1 million involuntary conversion loss of property, plant and equipment for the year ended December 31, 2006 and is the result of costs incurred to repair property, plant and equipment in excess of the involuntary conversion loss previously recognized as of December 31, 2005. (See Note 12—Hurricane Losses).

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6. NOTES PAYABLE AND LONG-TERM DEBT

At December 31, 2007 and 2006, the Company’s long-term debt consisted of the following:

	December 31, 2007	December 31, 2006
	(in thousands)
U.S. government guaranteed obligations (Title XI loans) collateralized by a first lien on certain vessels and certain plant assets:
Amounts due in installments through 2016, interest from 6.49% to 7.6%	$30,858	$27,343
Amounts due in installments through 2014, interest at Eurodollar rates plus 0.45% (5.68% and 5.82% at December 31, 2007 and December 31, 2006, respectively)	276	317
Bank of America term loan, quarterly principal payments beginning December 31, 2007, as defined, interest payable quarterly based on LIBOR plus 2.25% (7.45% as of December 31, 2007) maturing March 2012	34,125	—
Ableco revolving credit facility, annual principal payments based on defined calculation, interest payable monthly based on LIBOR plus 3.25 basis points (8.6% as of December 31, 2006) maturing in October 2011	—	12,500
Ableco term loan, annual principal payments based on defined calculation, interest payable monthly based on LIBOR plus 4.25 basis points (9.6% as of December 31, 2006) maturing in October 2011	—	35,000

Total debt	65,259	75,160
Less current maturities	(6,283)	(2,467)

Long-term debt	$58,976	$72,693

The Title XI loans are secured by liens on certain of the Company’s fishing vessels and mortgages on the Company’s Reedville, Virginia and Abbeville, Louisiana plants. Loans are now available under similar terms pursuant to the Title XI program without intervening lenders.

In September 2004, pursuant to the Title XI program, the United States Department of Commerce Fisheries Finance Program (the “FFP”) approved the Company’s financing application in an amount not to exceed $14 million (the “Approval Letter”). Borrowings under the Approval Letter are to be used to finance and/or refinance approximately 73% of the actual depreciable cost of the Company’s future fishing vessel refurbishments and capital expenditures relating to shore-side fishing assets for a term not to exceed 15 years from inception at interest rates determined by the U.S. Treasury. Final approval for all such future projects requires individual approval through the Secretary of Commerce, National Oceanic and Atmospheric Administration, and National Marine Fisheries Service (“National Marine Fisheries Service”). Borrowings under the FFP are required to be evidenced by security agreements, undertakings, and other documents deemed in the sole discretion of the National Marine Fisheries Service as necessary to accomplish the intent and purpose of the Approval Letter. The Company is required to comply with customary National Marine Fisheries Service covenants as well as certain special covenants. In December 2004, the Company submitted a $4.9 million financing request against the $14 million approval, and subsequently amended that request to include the entire $14 million. The Company closed on the $14 million FFP loan on October 17, 2005.

On December 1, 2005, pursuant to the Title XI program, the FFP approved a second financing application made by the Company in the amount of $16.4 million (the “Second Approval Letter”). In May 2006, the Company submitted a $6.3 million financing request under the Second Approval Letter. The Company closed on the $6.3 million FFP loan in the first quarter of 2007. As of December 31, 2007, the Company was in compliance with all of the covenants contained therein.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On October 20, 2006, the Company, certain of its subsidiaries and Ableco Finance LLC (“Ableco”), A3 Fund Management LLC, an affiliate of Ableco, and Wachovia Bank, National Association entered into the financing agreement (the “Financing Agreement”) pursuant to which the lenders agreed to provide the Company with a senior secured financing facility (“the “Financing Facility”) in the maximum amount of $65 million. The Financing Facility consisted of (a) a revolving credit facility of up to $30 million outstanding at any time, including a $5 million subfacility for the issuance of letters of credit, and (b) a term loan facility of $35 million. On October 20, 2006, the Company drew down the $35 million term loan and approximately $13.6 million of revolving loans, and approximately $3.3 million in letters of credit were issued pursuant to the letter of credit subfacility. The Financing Facility was secured by a first priority lien on all of the Company’s assets, other than vessels, real estate and other assets pledged to secure loans made to the Company under the FFP.

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

For the year ended December 31, 2007, as a result of the above mentioned refinancing, the Company expensed approximately $2.2 million in deferred debt issuance costs and $0.8 million as a prepayment penalty related to the Financing Facility.

As of December 31, 2007, the Company had $34.1 million outstanding under the Term Loan and $3.1 million in letters of credit issued primarily in support of worker’s compensation insurance programs. As of December 31, 2007, the Company had $14.4 million available under the Revolving Credit Facility and the Company was in compliance with all of the covenants under the Senior Credit Facility. The Company has no off-balance sheet arrangements other than normal operating leases and standby letters of credit.

Annual Maturities

The annual maturities of long-term debt for the five years ending December 31, 2012 and thereafter are as follows (in thousands):

2008	2009	2010	2011	2012	Thereafter
$6,283	$7,684	$9,394	$9,558	$13,905	$ 18,435

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7. EARNINGS PER SHARE INFORMATION

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (in thousands except share and per share data) for the years ended December 31, 2007, 2006 and 2005.

	Years Ended December 31, 2007			Years Ended December 31, 2006			Years Ended December 31, 2005
	Income (Numerator)	Shares (Denominator)	Amount	Income (Numerator)	Shares (Denominator)	Amount	Income (Numerator)	Shares (Denominator)	Amount
Net income (loss)	$12,139	—		$4,572	—		$(7,186)	—

Basic EPS
Income (loss) available to common stockholders’	12,139	16,830	$0.72	4,572	24,322	$0.19	(7,186)	24,974	$(0.29)

Effect of Dilutive stock option grants	—	602		—	878		—	—

Diluted EPS
Income (loss) available to common stockholders’	$12,139	17,432	$0.70	$4,572	25,200	$0.18	$(7,186)	24,974	$(0.29)

Options to purchase 2,482,000 shares of common stock at exercise prices ranging from $7.25 to $17.25 per share were outstanding during the year ended December 31, 2007, but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the shares during that year.

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

NOTE 8. INCOME TAXES

The Company’s provision (benefit) for income taxes consisted of the following:

	Years Ended December 31,
	2007	2006	2005
	(in thousands)
Current:
State	$(70)	$—	$—
U.S.	—	—	—
Deferred:
State	346	(140)	(401)
U.S.	6,547	1,342	(3,867)

Provision (benefit) for income taxes	$6,823	$1,202	$(4,268)

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2007, for federal income tax purposes, the Company had $28.1 million in net operating losses expiring in 2008 through 2025, and approximately $1.2 million in alternative minimum tax credit carryforward.

The following table reconciles the income tax provisions (benefits) computed using the U.S. statutory rate of 34% to the provisions reflected in the financial statements.

	Years Ended December 31,
	2007	2006	2005
		(in thousands)
Taxes at statutory rate	$6,442	$1,969	$(3,895)
Foreign sales exempt income	—	(271)	(148)
State taxes, net of federal benefit	244	(97)	(265)
Excess executive compensation	255	—	—
Employment tax credits	—	(379)	—
Other	(118)	(20)	40

Provision (benefit) for income taxes	$6,823	$1,202	$(4,268)

A tax benefit of $2,663,000 and $546,000 for the exercise of stock options was not included in income for financial reporting purposes and was credited directly to additional paid in capital as of December 31, 2007, and 2006, respectively.

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

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Temporary differences and tax credit carryforwards that gave rise to significant portions of deferred tax assets and liabilities as of December 31, 2007 and 2006 are as follows:

	2007	2006
	(in thousands)
Deferred tax assets:
Assets and accruals not yet deductible	$2,922	$2,623
Alternative minimum tax credit carryforwards	1,205	1,205
Equity in loss of unconsolidated affiliates	122	122
Net operating loss carryforward	11,157	8,352
Tax credit carryforward	574	574
Pension liability	3,377	3,552
State income tax	951	1,298
Other	175	175
Valuation allowance	(856)	(856)

Total deferred tax assets	19,627	17,045

Deferred tax liabilities:
Property and equipment	(16,083)	(10,115)
Pension and other retirement benefits	(1,422)	(747)
Assets currently deductible	(2,328)	(1,678)

Total deferred tax liabilities	(19,833)	(12,540)

Net deferred tax (liability) asset	$(206)	$4,505

Deferred income tax assets non-current	$175	$4,103
Deferred income tax (liabilities) asset current	(381)	402

Net deferred tax (liability) asset	$(206)	$4,505

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

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various states. With a few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2004. The Company is not currently under examination by the Internal Revenue Service, the various states or foreign jurisdictions.

The Company adopted the provisions of FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized approximately a $599,000 decrease in its deferred tax asset, which was accounted for as a reduction of $599,000 to the January 1, 2007, balance of retained earnings.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)
Balance at January 1, 2007	$991
Reductions for tax positions of prior years	(135)
Settlements	(18)
Lapse of Statute of Limitations	(17)

Balance at December 31, 2007	$821

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Included in the balance at December 31, 2007, are $821,000 of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not materially affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the year ended December 31, 2007, the Company recognized an immaterial amount of interest and penalties which were subsequently reversed entirely in 2007 as the issues were settled or the statute of limitations expired. The Company did not have an accrual for payment of interest and penalties at December 31, 2007.

While the Company expects the amount of unrecognized tax positions to change in the next 12 months, the Company does not expect the change to have a significant impact on the results of operations or financial position.

NOTE	9. ACCRUED LIABILITIES

Accrued liabilities as of December 31, 2007 and 2006 are summarized as follows:

	2007	2006
	(in thousands)
Salaries and benefits	$3,959	$4,023
Insurance	4,611	4,186
Taxes, other than income tax	33	130
Trade creditors	5,106	4,664
Fair market value of interest rate swap, current portion	211	—
Other	1,147	757

Total accrued liabilities	$15,067	$13,760

NOTE 10.	CERTAIN TRANSACTIONS AND ARRANGEMENTS BETWEEN THE COMPANY AND ZAPATA

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

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following represents intercompany activity for the periods presented (in thousands):

	Years Ended December 31,
	2007	2006	2005
Beginning balance due from Zapata	$—	$105	$105
Administrative services provided by the Company to Zapata	—	—	—
Payments to the Company by Zapata	—	(105)	—

Ending balance due from Zapata	$—	$—	$105

NOTE	11. BENEFIT PLANS

Defined Contribution Plan

All qualified employees of the Company are covered under the Omega Protein 401(k) Savings and Retirement Plan (the “Plan”). The Company’s matching contributions to the Plan were approximately $818,000, $772,000 and $715,000 during 2007, 2006 and 2005, respectively.

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

Amounts listed as recognized actuarial loss for 2007 and minimum pension liability adjustments for 2006 and 2005 under the caption “Comprehensive (Loss) Income” on the Consolidated Statements of Stockholders’ Equity of $0.3 million, $0.7 million and ($0.8) million for 2007, 2006 and 2005, respectively, represent the change, net of tax, in the portion of the additional pension liability recorded under “Accumulated Other Comprehensive Loss” on the Consolidated Balance Sheet. During 2008, the Company expects total net periodic benefit cost to be approximately $674,000. The amounts in accumulated other comprehensive loss that are expected to be recognized as a component of net periodic benefit cost during the 2008 year are as follows (in thousands):

Net Actuarial Loss (Gain)	$775
Prior Service Cost	$0

The Company’s funding policy is to make contributions as required by applicable regulations. The Company uses a December 31 measurement date for its pension plan. The accumulated benefit obligation for the pension plan was $26.0 million and $26.7 million at December 31, 2007 and 2006, respectively.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables set forth the benefit obligations, fair value of plan assets, and the funded status of the Company’s pension plan, amounts recognized in the Company’s financial statements, and the principal weighted average assumptions used:

	Years Ended December 31,
	2007	2006
	(in thousands)
Accumulated Benefit Obligations	$25,960	$26,735

Change in Benefit Obligation
Benefit Obligation at beginning of year	$26,735	$27,000
Service Cost	—	—
Interest Cost	1,503	1,434
Plan Amendments	—	—
Actuarial (Gain) / Loss	(551)	119
Benefits Paid	(1,727)	(1,818)

Benefit Obligation at end of year	$25,960	$26,735

Change in Plan Assets
Plan Assets at Fair Value at beginning of year	$18,483	$16,068
Actual Return on Plan Assets	769	1,633
Contributions	2,686	2,600
Benefits Paid	(1,727)	(1,818)

Plan Assets at Fair Value at end of year	$20,211	$18,483

Funded Status of the Plan	$(5,749)	$(8,252)

Additional Amounts Recognized in the Statement of Financial Position:
Noncurrent Liabilities	$(5,749)	$(8,252)

Amounts Recognized in Accumulated Other Comprehensive Income:
Net Actuarial Loss	$9,930	$10,448

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income:
Net Actuarial Loss	$296	N/A
Reversal of Amortization Item:
Net Actuarial Gain	(814)	N/A

Total Recognized in Other Comprehensive Income	$(518)

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

As a result of the annual review of assumptions, the Company’s expected return on plan assets remained consistent at 8.5% and the discount rate increased from 5.80% to 6.00%. The discount rate the Company chose is consistent with general movements in interest rates. Additionally, the Company performed a yield curve analysis which concluded that when the Citigroup Pension Discount Curve is applied to the Plan, it produces a discount rate of 6.30%. Given that Moody’s Aa Corporate Bond rate was 5.88% as of December 31, 2007, the selected discount rate falls between Moody’s Aa and the yield curve analysis.

		Years Ended December 31,
		2007	2006
Assumptions

Weighted average assumptions used to determine benefit obligations
Discount Rate		6.00%	5.80%
Long-Term Rate of Return		8.50%	8.50%
Salary Scale up to age 50		N/A	N/A
Salary Scale over age 50		N/A	N/A

	Years Ended December 31,
	2007	2006	2005
Weighted average assumptions used to determine net periodic benefit cost
Discount Rate	5.80%	5.50%	5.75%
Long-Term Rate of Return	8.50%	8.50%	8.50%
Salary Scale up to age 50	N/A	N/A	N/A
Salary Scale over age 50	N/A	N/A	N/A

Components of net periodic benefit cost:

	Years Ended December 31,
	2007	2006	2005
	(in thousands)
Service cost	$—	$—	$—
Interest cost	1,503	1,434	1,454
Expected return on plan assets	(1,616)	(1,371)	(1,398)
Amortization of transition asset and other deferrals	814	906	761

Net periodic pension cost	$701	$969	$817

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Plan Assets

The Company’s pension plan weighted-average asset allocations at December 31, 2007 and 2006, by asset category are as follows:

	Plan Assets at December 31,
Asset Category	2007		2006
	Actual	Target	Actual	Target
Equity	61.3%	60.0%	57.9%	60.0%
Debt securities	37.9	40.0	34.4	40.0
Real estate	0.0	—	6.9	—
Other	0.8	—	0.8	—

Total	100.0%	100.0%	100.0%	100.0%

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

Equity securities do not include any of the Company’s common stock at December 31, 2007 and 2006, respectively.

Projected Benefit Payments for the years ending December 31, 2008 – 2017

2008	2009	2010	2011	2012	2013 – 2017
$1,752	$1,808	$1,826	$1,852	$1,837	$ 9,339

Expected Contributions during 2008

The Company expects to make contributions of $1.4 million to the pension plan in 2008.

Stock Option Plans

On January 26, 1998, the 1998 Long-Term Incentive Plan of the Company (the “1998 Incentive Plan”) was approved by the Company’s Board. The 1998 Incentive Plan provided for the grant of any or all of the following types of awards: stock options, stock appreciation rights, stock awards and cash awards. These options generally vest ratably over three years from the date of grant and expire ten years from the date of grant.

On January 26, 1998, the Non-Management Director Stock Option Plan (the “Directors Plan”) was approved by the Board. The Directors Plan provided that the initial Chairman of the Board be granted options to purchase 568,200 shares of the Common Stock and each other initial non-employee director of the Company will be granted options to purchase 14,200 shares of Common Stock at a price determined by the Board.

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

On April 13, 2006, the Board of Directors approved the establishment of the Omega Protein Corporation 2006 Incentive Plan (“2006 Incentive Plan”) which was subsequently approved by the Company’s stockholders and became effective on June 7, 2006. Reference is made to the Company’s 2006 proxy statement for a complete summary of the Plans.

The Company granted stock options in 2005, 2006 and 2007 under the 2000 Incentive Plan and 2006 Incentive Plan in the form of non-qualified stock options. See “Stock-Based Compensation” regarding the method the Company utilizes to record compensation expense for employee stock options. The Company establishes the exercise price based on the fair market value of the Company’s stock (as defined in the relevant plan) at the date of grant. Each quarter, the Company reports the potential dilutive impact of stock option in its diluted earnings per common share using the treasury-stock method. Out-of-the-money stock options (i.e., the average stock price during the period is below the strike price of the stock option) are not included in diluted earnings per common share.

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

Effective January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment,” using the modified prospective application transition method. Under this transition method, compensation cost in 2006 includes the portion vesting in the period for (1) all share-based payments granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (2) all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Under the modified prospective application transition method, no cumulative effect of change in accounting principle charge is required for the Company, and results for prior periods have not been restated. See below for the pro forma disclosures related to the year ended December 31, 2005. SFAS No. 123R also requires excess tax benefits be reported as a financing cash inflow rather than an operating cash inflow.

Net earnings for the years ended December 31, 2007 and 2006 includes approximately $480,000 and $166,000 ($316,000 and $109,000 after tax) of share-based compensation costs, which is included in selling,

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

general and administrative expenses in the statement of operations for the years ended December 31, 2007 and 2006, respectively. As of December 31, 2007, there was approximately $391,000 of unrecognized compensation cost related to non-vested share-based compensation that is expected to be recognized over a weighted-average period of 2.1 years. Based on current grants, total before tax share-based compensation cost for fiscal year 2008 is expected to be approximately $203,000.

The following table shows options granted and outstanding under the 2006 Long-Term Incentive Plan to the Company’s independent directors and employees for the year ended December 31, 2007:

Date of Option Grant	Exercise Price on Grant Date	Options Granted and Outstanding as of December 31, 2007	Date of Vesting
June 1, 2007	$8.73	5,000	June 1, 2008 – 2010 (1)
June 20, 2007	$8.61	50,000	December 20, 2007
July 9, 2007	$9.90	10,000	July 9, 2008 – 2010 (1)
December 20, 2007	$9.05	10,000	December 20, 2008 – 2010 (1)

(1)	Options to employees vest in equal one-third portions in 2008, 2009, and 2010.

There were 1,238,989 stock option exercises during the year ended December 31, 2007. A summary of option activity under the plans for years 2007, 2006 and 2005 is as follows (options in thousands):

	2007		2006		2005
	Number of Shares Underlying Options	Weighted Average Exercise Prices	Number of Shares Underlying Options	Weighted Average Exercise Prices	Number of Shares Underlying Options	Weighted Average Exercise Prices
Outstanding at beginning of year	4,502	$7.78	4,750	$7.36	4,960	$7.13
Granted	75	$8.85	212	$6.90	98	$6.86
Exercised	(1,239)	$2.34	(436)	$2.88	(188)	$2.20
Expired	(568)	$12.75	—	$—	—	$—
Forfeited	(17)	$10.03	(24)	$5.67	(120)	$5.95

Outstanding at end of year	2,753	$9.22	4,502	$7.78	4,750	$7.36

Exercisable at end of year	2,629	$9.29	4,337	$7.80	4,731	$7.37

Weighted-average fair value of options granted		$4.92		$3.11		$4.95

December 31, 2007 Aggregate Intrinsic Value (in thousands)
Options outstanding as of December 31, 2007	$4,529
Options exercisable as of December 31, 2007	$4,329
Options exercised during 2007	$7,817

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table further describes the Company’s stock options outstanding as of December 31, 2007.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Prices	Number Exercisable at 12/31/2007	Weighted Average Exercise Prices
$1.65 to $3.50	445,050	2.5 years	$2.71	445,050	$2.71
$3.51 to $4.70	83,379	4.7 years	$4.28	83,379	$4.28
$4.71 to $7.55	267,700	8.3 years	$6.77	168,368	$6.43
$7.76 to $10.58	849,200	4.4 years	$9.16	824,200	$9.15
$10.59 to $12.75	1,069,200	0.1 years	$12.72	1,069,200	$12.72
$12.76 to $17.25	38,400	0.4 years	$16.37	38,400	$16.37

	2,752,929			2,628,597

	Year Ended December 31, 2007	Weighted Average Grant-Date Fair Value
Nonvested options as of January 1, 2007	165,367	$3.28
Granted	75,000	$4.92
Vested	(116,033)	$4.13
Forfeited	—	$—

Nonvested options as of December 31, 2007	124,334	$3.48

The fair value of the Company’s stock options is the estimated present value at grant date using the Black-Scholes option pricing model with the following weighted average assumptions for the year ended December 31, 2007, 2006 and 2005: expected dividend yield of 0%, 0% and 0%; expected volatility of 61.16%, 44.83% and 61.46%; risk-free interest rate of 4.83%, 4.76% and 4.23%; and an expected term of 5 years. The expected dividend yield is based on the Company’s annual dividend payout at grant date. Expected volatility is based on the historical volatility of the Company’s stock for a period approximating the expected life. The risk-free interest rate is based on the U.S. treasury yield in effect at the time of grant and has a term equal to the expected life. The expected term of the options represents the period of time the options are expected to be outstanding.

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

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For purposes of pro forma disclosures, the estimated fair value of stock options is assumed to be amortized to expense over the stock options’ vesting periods. The pro forma effects of recognizing compensation expense under the fair value method on net income and net earnings per common share for the year ended December 31, 2005, were as follows (in thousands, except per share amounts):

2005
Net income (loss), as reported	$(7,186)
Add: Stock-based employee compensation expense included in reported net income, net of related tax benefits	—
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(1,261)

Pro forma net earnings (loss)	$(8,477)

Net earnings (loss) per common share:
Basic—as reported	$(0.29)

Basic—pro forma	$(0.34)

Diluted—as reported	$(0.29)

Diluted—pro forma	$(0.34)

NOTE 12. HURRICANE LOSSES AND INSURANCE RECOVERIES

On August 29, 2005, the Company’s Moss Point, Mississippi fish processing facility and adjacent shipyard were severely damaged by Hurricane Katrina. On September 24, 2005, the Company’s Cameron, Louisiana and the Abbeville, Louisiana fish processing facilities were also severely damaged by Hurricane Rita. For the years ended December 31, 2007, 2006 and 2005, the following amounts have been recognized in the Company’s statement of operations:

	Years Ended December 31,
	2007	2006	2005
	(in thousands)
Damaged fish meal inventory	$—	$—	$2,496
Write-off of other materials and supplies	—	—	1,648
Write-off of unallocated inventory cost pool	—	—	12,978
Involuntary conversion of property and equipment	—	1,094	8,324
Idle plant costs incurred	—	—	1,038
Clean-up costs incurred	—	454	1,259
Insurance recoveries, net	(10,669)	—	(12,000)

(Insurance recoveries) losses relating to natural disasters	($10,669)	$1,548	$15,743

Not included in the amounts listed in the above table are the replacement capital costs of property and equipment, which did not have any book basis and were destroyed in the hurricanes.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE	13. COMMITMENTS AND CONTINGENCIES

Operating Lease Payable

The Company has noncancellable operating leases, primarily for land and building, that expire over 1 to 11 years.

Future minimum payments under non-cancelable operating lease obligations for the five years ending December 31, 2012 and thereafter are as follows (in thousands):

2008	2009	2010	2011	2012	Thereafter
$2,031	$1,512	$1,114	$787	$724	$ 2,001

Rental expense for operating leases was $2.0 million, $1.9 million, and $0.5 million in 2007, 2006, and 2005, respectively.

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

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTE 14. INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates within one industry segment, menhaden fishing, for the production and sale of fish meal, fish solubles and fish oil. Export sales of fish oil and fish meal were approximately $66 million, $56 million, and $33 million in 2007, 2006, and 2005, respectively. Such sales were made primarily to Asian, European and Canadian markets. In 2007, 2006 and 2005, sales to the largest customer was approximately $12.6 million, $12.3 million and $8.1 million, respectively. This customer differed from 2005 to 2006 but was the same in 2006 and 2007.

The following table shows the geographical distribution of revenues (in thousands) based on location of customers:

	Years Ended December 31,
	2007		2006		2005
	Revenues	Percent	Revenues	Percent	Revenues	Percent
U.S.	$91,461	58.2%	$83,341	59.6%	$77,257	70.3%
Mexico	8,643	5.5	8,530	6.1	9,781	8.9
Europe	12,258	7.8	14,403	10.3	2,418	2.2
Canada	11,315	7.2	9,928	7.1	7,033	6.4
Asia	24,358	15.5	16,500	11.8	11,429	10.4
South & Central America	9,114	5.8	7,132	5.1	1,978	1.8

Total	$157,149	100.0%	$139,834	100.0%	$109,896	100.0%

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

The carrying amounts of cash and cash equivalents, accounts receivables, accounts payable, and accrued expenses approximate fair value because of the short maturity of these items. The carrying amounts of notes payable outstanding under the Company’s credit facility approximate fair value because the interest rates on these instruments change with market interest rates. At December 31, 2007, the Company had no borrowings under its new credit facility except for $3.1 million in letters of credit support obligations.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The carrying values and respective fair market values of the Company’s long-term debt are presented below (in thousands). The fair value of the Company’s long-term debt is estimated based on the quoted market prices available to the Company for issuance of similar debt with similar terms at year end 2007.

	Years Ended December 31,
	2007	2006
Long-term Debt:
Carrying Value	$65,259	$75,160
Estimated Fair Market Value	$66,732	$75,475

NOTE	16. QUARTERLY FINANCIAL DATA (UNAUDITED)

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

	Quarters Ended 2007
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
	(in thousands, except per share amounts)
Revenues (1)	$31,129	$37,094	$44,590	$44,336
Gross profit (1)	6,263	8,795	10,950	8,686
Operating income (loss) (1)	1,218	5,090	12,312	8,820
Net income (loss) (1)	(2,312)	2,515	7,153	4,783
Earnings (loss) per share (2):
Basic	(0.14)	0.15	0.42	0.27
Diluted	(0.14)	0.14	0.41	0.27

	Quarters Ended 2006
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
	(in thousands, except per share amounts)
Revenues (1)	$28,303	$33,338	$52,089	$26,104
Gross profit (1)	6,992	5,336	7,341	3,527
Operating income (loss) (1)	3,416	1,473	2,956	111
Net income (loss) (1)	2,526	630	1,812	(396)
Earnings (loss) per share (2):
Basic	0.10	0.03	0.07	(0.02)
Diluted	0.10	0.02	0.07	(0.02)

(1)	Revenues, gross profit, operating income (loss), and net income (loss) are rounded to thousands each quarter. Therefore, the sum of the quarterly amounts may not equal the annual amounts reported.
(2)	Earnings per share are computed independently for each quarter and the full year based upon respective average shares outstanding. Therefore, the sum of the quarterly earnings per share amounts may not equal the annual amounts reported.

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

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation of the effectiveness of its “disclosure controls and procedures,” as that phrase is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. The evaluation was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Office (“CEO”) and Chief Financial Officer (“CFO”).

Based on and as of the date of that evaluation, the Company’s CEO and CFO have concluded that (i) the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure, and (ii) that the Company’s disclosure controls and procedures are effective.

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

(b) Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2007. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material affect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 based upon criteria in a report entitled “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment and those criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein. (See Item 8. Financial Statements and Supplementary Data.)

(c) Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three-month period ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

In July 2007, the Company submitted its Section 303A Annual Written Affirmation to the New York Stock Exchange for the Company’s fiscal year ended December 31, 2006 and had no qualifications to that Certification.

The Certifications of the Company’s Chief Executive Officer and Chief Financial Officer for the fiscal year ended December 31, 2007 required under Section 302 of the Sarbanes-Oxley Act of 2002 are attached as exhibits to this Annual Report on Form 10-K.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Pursuant to General Instruction G of Form 10-K, the information called for by Item 10 of Part III of Form 10-K is incorporated by reference to the information set forth in the Company’s definitive proxy statement relating to its 2008 Annual Meeting of Stockholders (the “2008 Proxy Statement”) to be filed pursuant to Regulation 14A under the Exchange Act, in response to Items 401 of Regulation S-K under the Securities Act of 1933 and the Exchange Act (“Regulation S-K”). Reference is also made to the information appearing in Item 1 of Part I of this Annual Report on Form 10-K under the caption “Business and Properties—Executive Officers of the Registrant.”

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

Both the Code of Business Conduct and Ethics and the Code of Ethics for Financial Professionals are posted on the Company’s website at www.omegaproteininc.com. The Company will provide a copy of the Code of Business Conduct and Ethics and Code of Ethics for Financial Professionals to any person without charge upon request. Inquires should be sent to Omega Protein Corporation, 2105 City West Blvd, Suite 500, Houston, Texas 77042, Attn: Corporate Secretary. The Company intends to disclose any amendments to the Codes, as well as any waivers to the Codes for executive officers or directors, on its website.

None of these codes, nor the Company’s website, is incorporated by reference in this report or constitutes part of this report.

Item 11.	Executive Compensation.

Pursuant to General Instruction G of Form 10-K, the information called for by Item 11 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2008 Proxy Statement in response to Item 402 of Regulation S-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Pursuant to General Instruction G of Form 10-K, the information called for by Item 12 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2008 Proxy Statement in response to Items 201(d) and 403 of Regulation S-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Pursuant to General Instruction G of Form 10-K, the information called for by Item 13 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2008 Proxy Statement in response to Item 404 of Regulation S-K.

Item 14.	Principal Accounting Fees and Services.

Pursuant to General Instruction G of Form 10-K, the information called for by Item 14 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2008 Proxy Statement.

OMEGA PROTEIN CORPORATION

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1)	The Company’s consolidated financial statements listed below have been filed as part of this report:
	Report of Independent Registered Public Accounting Firm	37
	Consolidated balance sheets as of December 31, 2007 and 2006	38
	Consolidated statements of operations for the years ended December 31, 2007, 2006 and 2005	39
	Consolidated statements of cash flows for the years ended December 31, 2007, 2006 and 2005	40
	Consolidated statements of stockholders’ equity for the years ended December 31, 2007, 2006 and 2005	41
	Notes to consolidated financial statements	42

(a)(2)	Financial Statement Schedule.

Filed herewith as a financial statement schedule is the schedule supporting Omega’s consolidated financial statements listed under this Item, and the Report of Independent Registered Public Accounting Firm located in (a) (1) with respect thereto.

(a)(3)	Exhibits

2.1*	—	Agreement and Plan of Merger between Marine Genetics, Inc. and Omega Protein Corporation (“Omega” or the “Company”) (Exhibit 2.1 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

3.1*	—	Articles of Incorporation of Omega (Exhibit 3.1 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

3.2*	—	By-Laws of Omega (Exhibit 3.2 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

4.2*	—	Form of Common Stock Certificate (Citizen) (Exhibit 4.1 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

4.3*	—	Form of Common Stock Certificate (Non-Citizen) (Exhibit 4.2 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

4.4*	—	Registration Rights Agreement dated as of December 1, 2006 between Omega Protein Corporation and certain purchasers (Exhibit 10.1 to Omega Current Report on Form 8-K filed December 5, 2006)

10.1*†	—	Form of Amended and Restated Indemnification Agreement for all Officers and Directors (Exhibit 10.1 to Omega Quarterly Report on Form 10-Q for quarter ended June 30, 2003)

10.2*†	—	Omega Protein Corporation 2000 Long-Term Incentive Plan (Appendix A to Omega Proxy Statement on Schedule 14A dated May 3, 2000)

10.3*†	—	Omega Protein Corporation 2006 Incentive Plan (Appendix A to Omega Proxy Statement on Schedule 14A dated April 26, 2006)

10.4*†	—	Omega Protein Corporation Annual Incentive Compensation Plan dated April 8, 1998 (Exhibit 10.11 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)

OMEGA PROTEIN CORPORATION

10.5*†	—	Omega Protein, Inc. Executive Medical Plan dated August 1993 (Exhibit 10.16 to Omega Annual Report on Form 10-K for the year ended December 31, 2002)

10.6*†	—	Form of Insurance Policy Issuable under the Omega Protein Supplemental Executive Medical Reimbursement Plan (Exhibit 10.1 to Company Current Report on Form 8-K filed with the SEC on May 29, 2007).

10.7*	—	Lease dated July 1, 1992 with Ardoin Limited Partnership (Exhibit 10.12 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.8*	—	Amendment One Lease Extension dated February 22, 2006 to Lease Agreement dated July 1, 2002 between the Ardoin Limited Partnership and Omega Protein, Inc. (formerly known as Zapata Haynie Corporation) (Exhibit 10.1 to Omega Current Report on Form 8-K filed February 28, 2006).

10.9*	—	Lease Agreement dated November 25, 1997 with O. W. Burton, Jr., individually and as trustee of the Trust of Anna Burton (Exhibit 10.13 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.10*	—	Commercial Lease Agreement dated January 1, 1971 with Purvis Theall and Ethlyn Cessac (Exhibit 10.15 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.11*	—	Lease Agreement dated January 4, 1994 with the City of Abbeville, Louisiana (Exhibit 10.16 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.12*	—	Lease Agreement between Beltway/290 Investors, L.P. and Omega Protein, Inc., dated as of March 22, 2006 (Exhibit 10.1 to Omega Current Report on Form 8-K filed March 28, 2006)

10.13*	—	Lease Guaranty Agreement dated as of March 22, 2006 of Omega Protein Corporation (Exhibit 10.2 to Omega Current Report on Form 8-K filed March 28, 2006)

10.14*	—	Lease Amendment and Option to Purchase, effective as of August 1, 2006, between Ivy and Dola Richard and Omega Protein, Inc. (Exhibit 10.1 to Omega Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)

10.15*	—	United States Guaranteed Promissory Note dated March 31, 1993 in favor of Bear, Stearns Securities Corporation (Exhibit 10.20 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.16*	—	Amendment to No. 1 to Promissory Note dated March 31, 1993 to the United States of America pursuant to the provisions of Title XI of the Marine Act of 1936 in favor of Bear, Stearns Securities Corporation (Exhibit 10.21 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.17*	—	Amendment to No. 1 to First Preferred Ship Mortgage dated March 31, 1993 to the United States of America (Exhibit 10.22 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.18*	—	Supplement No. 5 to First Preferred Fleet Mortgage dated March 31, 1993 in favor of Chemical Bank, as Trustee (Exhibit 10.23 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.19*	—	Amendment No. 1 to Guaranty Deed of Trust dated March 31, 1993 for the benefit of the United States of America (Exhibit 10.24 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.20*	—	Supplement No. 2 to Security Agreement dated March 31, 1993 in favor of the United States of America (Exhibit 10.25 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

OMEGA PROTEIN CORPORATION

10.21*	—	Indemnity Agreement Regarding Hazardous Materials dated March 31, 1993 in favor of the United States of America (Exhibit 10.26 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.22*	—	United States Guaranteed Promissory Note dated September 27, 1994 in favor of Sun Bank of Tampa Bay (Exhibit 10.27 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.23*	—	Promissory Note to the United States of America dated September 27, 1994 pursuant to the provisions of Title XI of the Marine Act of 1936 in favor of Sun Bank of Tampa Bay (Exhibit 10.28 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.24*	—	First Preferred Ship Mortgage dated September 27, 1994 to the United States of America (Exhibit 10.29 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.25*	—	Collateral Mortgage and Collateral Assignment of Lease dated September 27, 1994 in favor of the United States of America (Exhibit 10.30 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.26*	—	Collateral Mortgage Note dated September 27, 1994 in favor of the United States of America (Exhibit 10.31 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.27*	—	Collateral Pledge Agreement dated September 27, 1994 in favor of the United States of America (Exhibit 10.32 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.28*	—	Guaranty Agreement dated September 27, 1994 in favor of the United States of America (Exhibit 10.33 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.29*	—	Title XI Financial Agreement dated September 27, 1994 with the United States of America (Exhibit 10.34 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.30*	—	Security Agreement dated September 27, 1994 in favor of the United States of America (Exhibit 10.35 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.31*	—	United States Guaranteed Promissory Note dated October 30, 1996 in favor of Coastal Securities (Exhibit 10.36 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.32*	—	Promissory Note to the United States of America dated October 30, 1996, pursuant to the provisions of Title XI of the Marine Act of 1936, in favor of Coastal Securities (Exhibit 10.37 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.33*	—	Guaranty Agreement dated October 30, 1996 in favor of the United States of America (Exhibit 10.38 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.34*	—	Title XI Financial Agreement dated October 30, 1996 with the United States of America (Exhibit 10.39 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.35*	—	Certification and Indemnification Agreement Regarding Environmental Matters dated October 30, 1996 in favor of the United States of America (Exhibit 10.40 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.36*	—	Deed of Trust dated October 30, 1996 for the benefit of the United States of America (Exhibit 10.41 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.37*	—	Deed of Trust dated December 20, 1999 for the benefit of the United States of America (Exhibit 10.45 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)

OMEGA PROTEIN CORPORATION

10.38*	—	Promissory Notes to the United States of America dated December 20, 1999, pursuant to the provisions of Title XI of the Marine Act of 1936, in favor of Hibernia National Bank (Exhibit 10.46 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)

10.39*	—	Security Agreement dated December 20, 1999 in favor of the United Stated of America (Exhibit 10.47 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)

10.40*	—	Title XI Financial Agreement dated December 20, 1999 with the United States of America (Exhibit 10.48 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)

10.41*	—	Guaranty Agreement dated December 20, 1999 in favor of the United States of America (Exhibit 10.49 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)

10.42*	—	Certification and Indemnification Agreement Regarding Environmental Matters dated December 20, 1999 in favor of the United States of America (Exhibit 10.50 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)

10.43*	—	Preferred Ship Mortgages dated December 20, 1999 in favor of the United States of America (Exhibit 10.51 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)

10.44*	—	Deed of Trust dated October 19, 2001 for the benefit of the United States of America (Exhibit 10.52 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)

10.45*	—	Promissory Note to the United States of America dated October 19, 2001, pursuant to the provisions of Title XI of the Marine Act of 1936, in favor of Hibernia National Bank (Exhibit 10.53 to Omega Annual Report on Form 10-K for year ended December 31, 2001)

10.46*	—	Security Agreement dated October 19, 2001 in favor of the United States of America (Exhibit 10.54 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)

10.47*	—	Title XI Financial Agreement dated October 19, 2001 with the United States of America (Exhibit 10.55 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)

10.48*	—	Guaranty Agreement dated October 19, 2001 in favor of the United States of America (Exhibit 10.56 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)

10.49*	—	Certification and Indemnification Agreement Regarding Environmental Matters dated October 19, 2001 in favor of the United States of America (Exhibit 10.57 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)

10.50*	—	Preferred Ship Mortgages dated October 19, 2001 in favor of the United States of America (Exhibit 10.58 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)

10.51*†	—	Amended and Restated Executive Employment Agreement dated as of December 31, 2007 between Joseph L. von Rosenberg III and Omega Protein Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 3, 2008).

10.52*†	—	Amended and Restated Executive Employment Agreement dated as of December 31, 2007 between Robert W. Stockton and Omega Protein Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 3, 2008).

10.53*†	—	Amended and Restated Executive Employment Agreement dated as of December 31, 2007 between John D. Held and Omega Protein Corporation (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on January 3, 2008).

10.54*†	—	Change of Control Agreement dated as of September 1, 2000 between Omega and Scott Herbert (Exhibit 10.1 to Omega Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

OMEGA PROTEIN CORPORATION

10.55*†	—	Employment Agreement dated as of October 1, 2002 between Omega and Thomas R. Wittmann (Exhibit 10.2 to Omega Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

10.56†*	—	Form of Stock Option Agreement under the 1998 Long-Term Incentive Plan (Exhibit 10.66 to Omega Annual Report on Form 10-K for the year ended December 31, 2005)

10.57†*	—	Form of Stock Option Agreement for Employees under the 2000 Long-Term Incentive Plan (Exhibit 10.67 to Omega Annual Report on Form 10-K for the year ended December 31, 2005)

10.58†*	—	Form of Stock Option Agreement for Senior Management under the 2000 Long-Term Incentive Plan (Exhibit 10.68 to Omega Annual Report on Form 10-K for the year ended December 31, 2005)

10.59†*	—	Form of Stock Option Agreement for Independent Directors under the 2000 Long-Term Incentive Plan (Exhibit 10.69 to Omega Annual Report on Form 10-K for the year ended December 31, 2005)

10.60†*	—	Form of Stock Option Agreement dated June 7, 2006 for each Independent Director (Exhibit 10.1 to Omega Current Report on Form 8-K filed June 9, 2006)

10.61*	—	Deed of Trust dated December 29, 2003 for the benefit of the United States of America (Exhibit 10.65 to Omega Annual Report on Form 10-K for year ended December 31, 2003)

10.62*	—	Promissory Note to the United States of America dated December 29, 2003 (Exhibit 10.66 to Omega Annual Report on Form 10-K for year ended December 31, 2003)

10.63*	—	Security Agreement dated December 29, 2003 in favor of the United States of America (Exhibit 10.67 to Omega Annual Report on Form 10-K for year ended December 31, 2003)

10.64*	—	Title XI Financial Agreement dated December 29, 2003 with the United States of America (Exhibit 10.68 to Omega Protein Annual Report on Form 10-K for year ended December 31, 2003)

10.65*	—	Guaranty Agreement dated December 29, 2003 in favor of the United States of America (Exhibit 10.69 to Omega Protein Annual Report on Form 10-K for year ended December 31, 2003)

10.66*	—	Certification and Indemnification Agreement Regarding Environmental Matters dated December 29, 2003 in favor of the United States of America (Exhibit 10.70 to Omega Protein Annual Report on Form 10-K for year ended December 31, 2003)

10.67*	—	Preferred Ship Mortgages dated December 29, 2003 in favor of the United States of America (Exhibit 10.71 to Omega Protein Annual Report on Form 10-K for year ended December 31, 2003)

10.68*	—	Lease Agreement between BMC Software Texas, L.P. and Omega Protein Corporation dated as of August 18, 2005 (Exhibit 10.1 to Omega Protein Current Report on Form 8-K dated August 17, 2005)

10.69*	—	First Amendment to Lease Agreement between BMC Software Texas, L.P. and Omega dated as of September 15, 2005 (Exhibit 10.1 to Omega Current Report on Form 8-K dated September 15, 2005)

10.70*	—	Deed of Trust dated October 17, 2005 for the benefit of the United States of America (Exhibit 10.1 to Omega Current Report on Form 8-K dated October 17, 2005)

10.71*	—	Promissory Note to the United States of America Dated October 17, 2005 (Exhibit 10.2 to Omega Current Report on Form 8-K dated October 17, 2005)

OMEGA PROTEIN CORPORATION

10.72*	—	Security Agreement dated October 17, 2005 in favor of the United States of America (Exhibit 10.3 to Omega Current Report on Form 8-K dated October 17, 2005)

10.73*	—	Title XI Financial Agreement dated October 17, 2005 with the United States of America (Exhibit 10.4 to Omega Current Report on Form 8-K dated October 17, 2005)

10.74*	—	Guaranty Agreement dated October 17, 2005 in favor of the United States of America (Exhibit 10.5 to Omega Current Report on Form 8-K dated October 17, 2005)

10.75*	—	Certification and Indemnification Agreement Regarding Environmental Matters dated October 17, 2005 in favor of the United States of America (Exhibit 10.6 to Omega Current Report on Form 8-K dated October 17, 2005)

10.76*	—	Preferred Ship Mortgages dated October 17, 2005 in favor of the United States of America (Exhibit 10.7 to Omega Current Report on Form 8-K dated October 17, 2005)

10.77*	—	Approval Letter dated as of December 1, 2005 and executed on December 6, 2005 by Omega Protein, Inc., the Company and United States Department of Commerce, Acting by National Oceanic and Atmospheric Administration, National Marine Fisheries Service (Exhibit 10.1 to Omega Current Report on Form 8-K dated December 6, 2005)

10.78*	—	Deed of Trust dated March 6, 2007 for the benefit of the United States of America (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2007).

10.79*	—	Mortgage and Assignment of Leases dated March 7, 2007 in favor of the United States of America (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2007).

10.80*	—	Promissory Note to the United States of America dated March 7, 2007 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2007).

10.81*	—	Security Agreement dated March 7, 2007 in favor of the United States of America (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2007).

10.82*	—	Title XI Financial Agreement dated March 7, 2007 with the United States of America (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2007).

10.83*	—	Guaranty Agreement dated March 7, 2007 in favor of the United States of America (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2007).

10.84*	—	Certification and Indemnification Agreement Regarding Environmental Matters dated March 7, 2007 in favor of the United States of America (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2007).

10.85*	—	Preferred Ship Mortgage dated March 7, 2007 in favor of the United States of America (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2007).

10.86*	—	Stock Purchase Agreement dated as of September 8, 2006, between Zapata Corporation and Omega Protein Corporation (Exhibit 10.1 to Omega Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)

OMEGA PROTEIN CORPORATION

10.87*	—	Escrow Agreement dated as of September 8, 2006, among Zapata Corporation, Omega Protein Corporation and Manufacturers and Traders Trust Company (Exhibit 10.2 to Omega Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)

10.88*	—	Letter Agreement dated October 18, 2006, between Omega Protein Corporation and Zapata Corporation (Exhibit 10.1 to Omega Current Report on Form 8-K filed October 24, 2006)

10.89*	—	Financing Agreement dated as of October 19, 2006, among Omega Protein Corporation, Omega Protein, Inc., Omega Shipyard, Inc., Omega International Distribution Company, Omega International Marketing Company, Protein Finance Company, Ableco Finance LLC, Wachovia Bank, National Association, and A3 Funding SP (Exhibit 10.2 to Omega Current Report on Form 8-K filed October 24, 2006)

10.90*	—	Security Agreement dated as of October 19, 2006, made by Omega Protein Corporation, Protein Finance Company, Omega International Marketing Company, Omega International Distribution Company and Omega Shipyard, Inc. in favor of Ableco Finance LLC (Exhibit 10.3 to Omega Current Report on Form 8-K filed October 24, 2006)

10.91*	—	Pledge and Security Agreement dated as of October 19, 2006, made by Omega Protein Corporation, Protein Finance Company, Omega International Marketing Company, Omega International Distribution Company and Omega Shipyard, Inc. in favor of Ableco Finance LLC (Exhibit 10.4 to Omega Current Report on Form 8-K filed October 24, 2006)

10.92*	—	First Preferred Fleet Mortgage made October 19, 2006 by Omega Protein, Inc., a Virginia corporation to Omega Master Vessel Trust 2006 (Exhibit 10.5 to Omega Current Report on Form 8-K filed October 24, 2006)

10.93*	—	Notice of Reduction of Commitments effective March 16, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2007).

10.94*	—	Credit Agreement dated as of March 26, 2007, among Omega Protein Corporation, Omega Protein, Inc., Protein Finance Company, Omega International Marketing Company, Omega International Distribution Company, Omega Shipyard, Inc., Protein Industries, Inc., Bank of America, N.A., as administrative agent, lender, swing line lender and letter of credit issuer, Regions Bank, as lender, Compass Bank, as lender, and Farm Credit Bank of Texas, as lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 30, 2007).

10.95*	—	Security Agreement dated as of March 26, 2007, made by Omega Protein Corporation, Omega Protein, Inc., Protein Finance Company, Omega International Marketing Company, Omega International Distribution Company, Omega Shipyard, Inc., Protein Industries, Inc. and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 30, 2007.

10.96*	—	First Preferred Fleet Mortgage made March 26, 2007 given by Omega Protein, Inc. to Omega Master Vessel Trust 2007 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 30, 2007).

21	—	Schedule of Subsidiaries

23.1	—	Consent of PricewaterhouseCoopers LLP

31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-15(e)/Rule 15d-15(e)

31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-15(e)/Rule 15d-15(e)

OMEGA PROTEIN CORPORATION

32.1	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference
†	Management Contract or Compensatory Plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 15(b) of Form 10-K and Item 601 of Regulation S-K.

(b)	—	Exhibits. See Item 13(a) (3) above.

(c)	—	Financial Statement Schedule of Valuation and Qualifying Accounts

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions (A)	Balance at End of Period
December 31, 2005:
Allowance for doubtful accounts	$2,523,555	$30,000	$—	$2,553,555
Deferred tax asset valuation allowance	$446,000	$565,000	$—	$1,011,000
December 31, 2006:
Allowance for doubtful accounts	$2,553,555	$30,000	$20,416	$2,563,139
Deferred tax asset valuation allowance	$1,011,000	$870,000	$—	$1,881,000
December 31, 2007:
Allowance for doubtful accounts	$2,563,139	$117,024	$593,403	$2,086,760
Deferred tax asset valuation allowance	$1,881,000	$—	$—	$1,881,000

(A)	Allowance for Doubtful Accounts—uncollectible accounts written off.

OMEGA PROTEIN CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 12, 2008.

OMEGA PROTEIN CORPORATION
(Registrant)

By:	/s/ ROBERT W. STOCKTON
Robert W. Stockton Executive Vice President and Chief Financial Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Joseph L. von Rosenberg III or Robert W. Stockton, or either of them, his or her true and lawful attorney’s in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, any and all capacities, to sign his or her name to the Company’s Form 10-K for the year ended December 31, 2007 and any or all amendments, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOSEPH VON ROSENBERG III Joseph L. von Rosenberg III	Chairman of the Board, President and Chief Executive Officer	March 12, 2008

/s/ ROBERT W. STOCKTON Robert W. Stockton	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2008

/s/ GARY L. ALLEE Gary L. Allee	Director	March 12, 2008

/s/ GARY R. GOODWIN Gary R. Goodwin	Director	March 12, 2008

/s/ PAUL M. KEARNS Paul M. Kearns	Director	March 12, 2008

/s/ WILLIAM E. M. LANDS William E. M. Lands	Director	March 12, 2008

/s/ HARRY O. NICODEMUS IV Harry O. Nicodemus	Director	March 12, 2008