Form 10-Q
period 2008-03-31
OMEGA PROTEIN CORP
filed 2008-05-08
CIK 1053650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Number of shares outstanding of the Registrant's Common Stock, par value $0.01 per share, on May 5, 2008: 18,360,623.

OMEGA PROTEIN CORPORATION

OMEGA PROTEIN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

(Dollars in thousands, except per share amounts)

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements and Notes

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$25,949	$19,292
Receivables, net	18,560	16,051
Inventories	64,301	70,852
Prepaid expenses and other current assets	1,731	1,456

Total current assets	110,541	107,651
Other assets, net	2,984	3,344
Deferred tax assets, net	66	175
Property, plant and equipment, net	98,622	96,659

Total assets	$212,213	$207,829

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$6,635	$6,283
Accounts payable	3,664	2,459
Accrued liabilities	14,942	15,067
Deferred tax liabilities, net	36	381

Total current liabilities	25,277	24,190
Long-term debt, net of current maturities	56,840	58,976
Interest rate swap liability, net of current portion	728	459
Pension liabilities, net	5,309	5,749

Total liabilities	88,154	89,374

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 authorized shares; none issued	—	—
Common Stock, $0.01 par value; 80,000,000 authorized shares; 17,890,400 and 17,453,702 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	179	175
Capital in excess of par value	105,897	101,865
Retained earnings	25,347	23,435
Accumulated other comprehensive loss	(7,364)	(7,020)

Total stockholders’ equity	124,059	118,455

Total liabilities and stockholders’ equity	$212,213	$207,829

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OMEGA PROTEIN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2008	2007
Revenues	$36,109	$31,129
Cost of sales	27,851	24,866

Gross profit	8,258	6,263
Selling, general, and administrative expense	3,675	4,837
Research and development expense	318	208
Loss on disposal of assets	217	—

Operating income	4,048	1,218
Interest income	154	78
Interest expense	(1,211)	(1,671)
Loss resulting from debt refinancing	—	(3,024)
Other income (expense), net	(56)	(102)

Income (loss) before income taxes	2,935	(3,501)
Provision (benefit) for income taxes	1,023	(1,189)

Net income (loss)	1,912	(2,312)
Other comprehensive income (loss):
Interest rate swap adjustment, net of tax benefit of $243	(472)	—
Recognized actuarial net loss, net of tax benefit of $66 and $69, respectively	128	204

Comprehensive income (loss)	$1,568	$(2,108)

Basic earnings (loss) per share	$0.11	$(0.14)

Weighted average common shares outstanding	17,522	16,330

Diluted earnings (loss) per share	$0.11	$(0.14)

Weighted average common shares and potential common share equivalents outstanding	17,904	16,330

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OMEGA PROTEIN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2008	2007
Cash flow (used in) provided by operating activities:
Net income (loss)	$1,912	$(2,312)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	3,280	3,531
Loss resulting from debt refinancing	—	2,151
Loss on disposal of assets, net	217	—
Provisions for losses on receivables	12	8
Share based compensation	35	62
Deferred income taxes	7	(1,513)
Changes in assets and liabilities:
Receivables	(2,573)	(4,036)
Inventories	6,551	5,344
Prepaid expenses and other current assets	(275)	(154)
Other assets	22	(428)
Accounts payable	1,205	(5)
Accrued liabilities	(571)	(2,668)
Pension liability, net	(312)	(257)
Other, net	—	2

Total adjustments	7,598	2,037

Net cash provided by (used in) operating activities	9,510	(275)

Cash flow (used in) provided by investing activities:
Proceeds from disposition of assets	62	—
Proceeds from insurance companies, hurricanes	—	6,352
Capital expenditures	(5,132)	(2,725)

Net cash (used in) provided by investing activities	(5,070)	3,627

Cash flow provided by (used in) financing activities:
Principal payments of long-term debt	(1,784)	(48,254)
Debt issuance costs	—	(723)
Proceeds from borrowings	—	43,349
Proceeds from stock options exercised	3,121	352
Tax effect of stock options exercised	880	296

Net cash provided by (used in) financing activities	2,217	(4,980)

Net increase (decrease) in cash and cash equivalents	6,657	(1,628)
Cash and cash equivalents at beginning of year	19,292	7,993

Cash and cash equivalents at end of period	$25,949	$6,365

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OMEGA PROTEIN CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars and shares in thousands)

	Common Stock		Capital Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2007	17,454	$175	$101,865	$23,435	$(7,020)	$118,455
Issuance of common stock	436	4	3,152	—	—	3,156
Tax benefit from exercise of stock options	—	—	880	—	—	880
Comprehensive income:
Net income	—	—	—	1,912	—	1,912
Other comprehensive income (loss):
Interest rate swap adjustment, net of tax benefit of $243	—	—	—	—	(472)	(472)
Recognized actuarial net loss, net of tax benefit of $66	—	—	—	—	128	128

Total comprehensive income (loss)				1,912	(344)	1,568

Balance at March 31, 2008	17,890	$179	$105,897	$25,347	$(7,364)	$124,059

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

Basis of Presentation

These interim financial statements of Omega have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally provided have been omitted. The interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2007. The year end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

In the opinion of management the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the Company’s consolidated financial position as of March 31, 2008, and the results of its operations for the three months ended March 31, 2008 and its cash flows for the three month periods ended March 31, 2008 and 2007. Operating results are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

The Company has reclassified certain amounts previously reported to conform with the presentation at March 31, 2008.

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

The direct impact of the two hurricanes upon the Company was a loss of physical inventories and physical damage to the plants. The interruption of processing capabilities caused the Company to address the impact of abnormal downtime of its processing facilities, which resulted in the immediate recognition of costs which would ordinarily have been captured as inventory costs. See Note 11 for additional information pertaining to these losses.

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

Call Options

The Company does not enter into financial instruments for trading or speculative purposes. The Company purchased natural gas call options in March 2008 for $67,000 to manage its exposure to rising natural gas prices. The call options give the Company the right to purchase natural gas at a price of $10.50 per MMBTU between April 1, 2008 and June 30, 2008.

As of March 31, 2008, the Company has recorded a net liability in accrued expenses of approximately $30,000, to recognize the fair value of the call options of $37,000 less the price of the options still owed of $67,000. The corresponding decrease in the fair value of the option has been recorded in the unallocated inventory cost pool as of March 31, 2008.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Interest Rate Swap Agreements

The Company does not enter into financial instruments for trading or speculative purposes. The Company entered into interest rate swap agreements to manage its cash flow exposure to interest rate changes with notional amounts as indicated below that are scheduled to mature in March 2012. The swaps effectively convert all the Company’s variable rate debt under the Term Loan (as defined below) to a fixed rate, without exchanging the notional principal amounts.

Date of Contract	Original Notional Amount	Contracted Interest Rate	Total Liability as of March 31, 2008	Total Deferred Tax Asset as of March 31, 2008	Notional Amount as of March 31, 2008
April 4, 2007	$19,950,000	5.16%	$1,219,100	$414,500	$18,952,500
February 7, 2008	10,237,500	3.36%	149,400	50,800	9,975,000
March 19, 2008	4,436,250	2.96%	17,300	5,900	4,322,500

As of March 31, 2008, the Company has recorded a long-term liability of $728,000, net of the current portion of $657,000, to recognize the fair value of interest derivatives, and has also recorded a deferred tax asset of $471,000 associated therewith. The change in fair value from inception to March 31, 2008 is recorded in “other comprehensive income” in the Company’s consolidated financial statements. The following table illustrates the changes recorded, net of tax, in other comprehensive income resulting from the interest rate swap agreements.

(in thousands)
Balance at January 1, 2008	$(442)
Net gain/(loss) reclassified into earnings	9
Net change associated with current period swap transactions	(481)

Balance at March 31, 2008	$(914)

The $914,000 reported for cash flow hedge effectiveness in accumulated other comprehensive loss as of March 31, 2008 will be reclassified to earnings on a quarterly basis through 2012, when the interest rate swaps expire. The amount to be reclassified to earnings during the next 12 months is expected to be approximately $658,000.

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

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

value of assets or grouping of assets not recoverable is reduced to fair value. The Company considers continued operating losses, or significant and long-term changes in business conditions, to be its primary indicators of potential impairment.

Income Taxes

The Company utilizes the liability method to account for income taxes. This method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of existing temporary differences between the financial reporting and tax reporting basis of assets and liabilities, and operating loss and tax credits carryforwards for tax purposes. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. The Company believes that the deferred tax assets recorded as of March 31, 2008 are realizable through future reversals of existing taxable temporary differences and future taxable income. If the Company were to subsequently determine that it would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to deferred tax assets would increase earnings for the period in which such determination was made. The Company will continue to assess the adequacy of the valuation allowance on a quarterly basis. Any changes to the estimated valuation allowance could be material to the consolidated financial condition and results of operations.

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

Interest is capitalized only during the period of time required to complete and prepare the asset for its intended use. For the three month periods ended March 31, 2008 and 2007, the Company capitalized interest of approximately $54,000 and $19,600, respectively.

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

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

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

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and pension benefits adjustments, including recognition of actuarial losses. The Company presents comprehensive income (loss) in its consolidated statements of operations and comprehensive income and of stockholders’ equity.

Accumulated Comprehensive Loss

The components of accumulated other comprehensive loss included in shareholder’s equity are as follows:

	March 31, 2008	December 31, 2007
	(in thousands)
Cumulative Translation Adjustments, net of tax benefit of $13 as of March 31, 2008 and December 31, 2007	$(25)	$(25)
Pension Benefits Adjustments, net of tax benefit of $3,311 as of March 31, 2008 and $3,377 as of December 31, 2007	(6,425)	(6,553)
Fair Value of Interest Rate Swap, net of tax benefit of $471 as of March 31, 2008 and $228 as of December 31, 2007	(914)	(442)

Accumulated Other Comprehensive Loss	$(7,364)	$(7,020)

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

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

At March 31, 2008 and December 31, 2007, the Company had cash deposits concentrated primarily in one major bank. In addition, the Company had certificates of deposit and commercial quality grade investments A2P2 rated or better with companies and financial institutions. The Company believes that credit risk in such investments is minimal.

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

Recently Issued Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 establishes a common definition for fair value to be applied to U.S. GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007. Issued in February 2008, FSP 157-1 “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” removed leasing transactions accounted for under Statement 13 and related guidance from the scope of SFAS No. 157. FSP 157-2 “Partial Deferral of the Effective Date of Statement 157” (FSP 157-2), deferred the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.

The implementation of SFAS No. 157 for financial assets and financial liabilities, effective January 1, 2008, did not have a material impact on the Company’s consolidated financial position and results of operations. The Company is currently assessing the impact of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities on its consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). This statement permits entities to choose to measure many financial assets and liabilities and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Management decided not to apply the fair value option to any of the Company's existing financial assets and/or liabilities effective January 1, 2008. As such, the statement had no impact on the Company’s consolidated financial position and results of operations.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities (SFAS 161).” SFAS 161 is a clarification of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” which did not provide adequate information about how derivative and hedging activities affect an entity's financial position, financial performance and cash flows. Accordingly, SFAS 161 requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact, if any, the adoption of SFAS No. 161 will have on its consolidated results of operations, financial position and related disclosures.

Stock-Based Compensation

The Company has a stock-based compensation plan, which is described in more detail in Note 11 to the consolidated financial statements of the Company’s Form 10-K for the fiscal year ended December 31, 2007. Net income (loss) for the three months ended March 31, 2008 and 2007 includes $54,100 and $62,000 ($35,700 and $40,900 after-tax), respectively, of share-based compensation costs which are included in selling, general and administrative expenses in the condensed consolidated statement of operations and comprehensive income. As of March 31, 2008, there was $368,500 ($243,200 after-tax) of total unrecognized compensation costs related to nonvested share-based compensation that is expected to be recognized over a weighted-average period of 1.9 years, of which $159,600 ($105,300 after-tax) of total share-based compensation is expected to be recognized during the remainder of fiscal year 2008.

Note 2. Accounts Receivable

Accounts receivable as of March 31, 2008 and December 31, 2007 are summarized as follows:

	March 31, 2008	December 31, 2007
	(in thousands)
Trade	$15,337	$14,767
Insurance	748	727
Employee	86	21
Stock option proceeds due from brokers	2,086	1
Income tax	363	583
Other	72	72

Total accounts receivable	18,692	16,171
Less: allowance for doubtful accounts	(132)	(120)

Receivables, net	$18,560	$16,051

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Note 3. Inventory

The major classes of inventory as of March 31, 2008 and December 31, 2007 are summarized as follows:

	March 31, 2008	December 31, 2007
	(in thousands)
Fish meal	$23,172	$42,937
Fish oil	7,697	13,590
Fish solubles	575	1,461
Unallocated inventory cost pool (including off-season costs)	27,195	6,848
Other materials & supplies	5,662	6,016

Total inventory	$64,301	$70,852

Inventory at March 31, 2008 and December 31, 2007 is stated at the lower of cost or market. The elements of unallocated inventory cost pool include plant and vessel related labor, utilities, rent, repairs and depreciation, to be allocated to inventories produced through the remainder of the 2008 fishing season.

Note 4. Other Assets

Other assets as of March 31, 2008 and December 31, 2007 are summarized as follows:

	March 31, 2008	December 31, 2007
	(in thousands)
Fish nets, net of accumulated amortization of $2,024 and $2,008	$860	$1,093
Insurance receivable, net of allowance for doubtful accounts	1,060	1,082
Title XI loan origination fee, net of accumulated amortization of $495 and $481	359	374
Other debt issuance costs, net of accumulated amortization of $162 and $122	646	686
Deposits and other	59	109

Total other assets, net	$2,984	$3,344

Amortization expense for fishing nets amounted to approximately $250,000 and $198,000 for the three months ended March 31, 2008 and 2007, respectively.

The Company carries insurance for certain losses relating to its vessels and Jones Act liability for employees aboard its vessels (collectively, “Vessel Claims Insurance”). The typical Vessel Claims Insurance policy contains an annual aggregate deductible (“AAD”) for which the Company remains responsible, while the insurance carrier is responsible for all applicable amounts which exceed the AAD. It is the Company’s policy to accrue current amounts due and record amounts paid out on each claim. Once payments exceed the AAD, the Company records an insurance receivable for a given policy year, net of allowance for doubtful accounts. As of March 31, 2008 and December 31, 2007 the allowance for doubtful insurance receivable accounts was $2.0 million.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Note 5. Property and Equipment

Property and equipment at March 31, 2008 and December 31, 2007 are summarized as follows:

	March 31, 2008	December 31, 2007
	(in thousands)
Land	$7,690	$7,690
Plant assets	101,087	101,171
Fishing vessels	93,773	95,193
Furniture and fixtures	5,065	5,049
Construction in progress	9,225	4,166

Total property and equipment	216,840	213,269
Less: accumulated depreciation and impairment	(118,218)	(116,610)

Property, plant and equipment, net	$98,622	$96,659

Depreciation expense for the three months ended March 31, 2008 and 2007 was $2.9 million and $3.2 million, respectively.

Note 6. Notes Payable and Long-Term Debt

At March 31, 2008 and December 31, 2007, the Company’s long-term debt consisted of the following:

	March 31, 2008	December 31, 2007
	(in thousands)
U.S. government guaranteed obligations (Title XI loans) collateralized by a first lien on certain vessels and certain plant assets:
Amounts due in installments through 2016, interest from 6.49% to 7.6%	$29,959	$30,858
Amounts due in installments through 2014, interest at Eurodollar rates plus 0.45% (5.28% and 5.68% at March 31, 2008 and December 31, 2007, respectively)	266	276
Bank of America term loan, quarterly principal payments as defined, interest payable quarterly based on LIBOR plus an applicable rate (4.69% and 7.45% as of March 31, 2008 and December 31, 2007, respectively) maturing March 2012	33,250	34,125

Total debt	63,475	65,259
Less current maturities	(6,635)	(6,283)

Long-term debt	$56,840	$58,976

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

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

required to comply with customary National Marine Fisheries Service covenants as well as certain special covenants. In December 2004, the Company submitted a $4.9 million financing request against the $14 million approval, and subsequently amended that request to include the entire $14 million. The Company closed on the $14 million FFP loan on October 17, 2005.

On December 1, 2005, pursuant to the Title XI program, the FFP approved a second financing application made by the Company in the amount of $16.4 million (the “Second Approval Letter”). In May 2006, the Company submitted a $6.3 million financing request under the Second Approval Letter. The Company closed on the $6.3 million FFP loan in the first quarter of 2007. As of March 31, 2008, the Company was in compliance with all of the covenants contained therein.

On March 26, 2007 (the “Closing Date”), the Company entered into a Credit Agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent, lender, swing line lender and letter of credit issuer, Regions Bank, Compass Bank and Farm Credit Bank of Texas (collectively, the “Lenders”). The Credit Agreement provides the Company with a $55 million senior credit facility (the “Senior Credit Facility”) consisting of (i) a 5-year revolving credit facility (the “Revolving Credit Facility”) of up to $20 million, including a $7.5 million sub-limit for the issuance of standby letters of credit and a $2.5 million sub-limit for swing line loans and (ii) a 5-year term loan (the “Term Loan”) of $35 million. The Senior Credit Facility replaced the Company’s prior credit facility, under which, as of the Closing Date, $28.7 million in principal was outstanding under a term loan and $6.5 million in principal was outstanding under revolving loans, and approximately $3.3 million in letters of credit were issued, primarily in support of worker’s compensation insurance programs. On the Closing Date, the Company drew down $35 million under the Term Loan and approximately $2.0 million under the Revolving Credit Facility, and had approximately $3.1 million issued in standby letters of credit, primarily in support of worker’s compensation insurance programs. The Senior Credit Facility is secured by a first priority lien on all of the Company’s assets, other than vessels, real estate and other assets pledged to secure loans made to the Company under the FFP.

During the three months ended March 31, 2007, as a result of the above mentioned refinancing, the Company expensed approximately $2.2 million in deferred debt issuance costs and $0.8 million as a prepayment penalty related to the prior credit facility.

As of March 31, 2008, the Company had $33.3 million outstanding under the Term Loan and $2.8 million in letters of credit issued primarily in support of worker’s compensation insurance programs. As of March 31, 2008, the Company had $16.7 million available under the Revolving Credit Facility and the Company was in compliance with all of the covenants under the Senior Credit Facility. The Company has no off-balance sheet arrangements other than normal operating leases and standby letters of credit.

Note 7. Accrued Liabilities

Accrued liabilities as of March 31, 2008 and December 31, 2007 are summarized as follows:

	March 31, 2008	December 31, 2007
	(in thousands)
Salary and benefits	$2,850	$3,959
Insurance	4,426	4,611
Taxes, other than income tax	462	33
Trade creditors	5,930	5,106
Fair market value of interest rate swap, current portion	657	211
FIN 48 liability	39	—
Natural gas call options liability, net	30	—
Income tax payable	28	—
Other	520	1,147

Total accrued liabilities	$14,942	$15,067

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

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Note 9. Reconciliation of Basic and Diluted Per Share Data (in thousands except per share data)

	Earnings (Numerator)	Shares (Denominator)	Per Share Data
Three Months Ended March 31, 2008
Net earnings	$1,912	—

Basic earnings per common share:
Earnings available to common shareholders	$1,912	17,522	$0.11

Effect of dilutive securities:
Stock options assumed exercised	—	382

Diluted earnings per common share:
Earnings available to common shareholders plus stock options assumed exercised	$1,912	17,904	$0.11

	Earnings (Numerator)	Shares (Denominator)	Per Share Data
Three Months Ended March 31, 2007
Net loss	$(2,312)	—

Basic loss per common share:
Losses available to common shareholders	$(2,312)	16,330	$(0.14)

Effect of dilutive securities:
Stock options assumed exercised	—	—

Diluted loss per common share:
Losses available to common shareholders plus stock options assumed exercised	$(2,312)	16,330	$(0.14)

Options to purchase 1,436,600 shares of common stock at exercise prices ranging from $8.73 to $17.25 per share were outstanding during the three months ended March 31, 2008, but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the shares during that period.

Options to purchase 4,156,785 shares of common stock at exercise prices ranging from $1.65 to $17.25 per share were outstanding during the three months ended March 31, 2007, but were not included in the computation of diluted earnings per share because inclusion of these shares would have been antidilutive.

Note 10. Components of Net Periodic Benefit Cost

	Three Months Ended March 31,
	2008	2007
Interest cost	376	376
Expected return on plan assets	(401)	(405)
Recognition of actuarial net loss	194	204

Net periodic pension cost	$169	$175

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

For the three months ended March 31, 2008, the Company made approximately $0.4 million in contributions to the Company’s pension plan. The Company expects to make contributions of $1.1 million to the pension plan during the remainder of 2008. For the three months ended March 31, 2007, the Company had made $0.4 million in contributions to the pension plan.

Note 11. Hurricane Losses and Insurance Recoveries

On August 29, 2005, the Company’s Moss Point, Mississippi fish processing facility and adjacent shipyard were severely damaged by Hurricane Katrina. On September 24, 2005, the Company’s Cameron, Louisiana and the Abbeville, Louisiana fish processing facilities were also severely damaged by Hurricane Rita. Each of these facilities was non-operational immediately after these weather related events. For the three month period ended March 31, 2008 and 2007, no hurricane losses or insurance recoveries were recognized in the Company’s statement of operations. See Note 12 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 for additional information.

Note 12. Fair Value Disclosures

Effective January 1, 2008, the Company adopted SFAS 157 as discussed in Note 1, which, among other things, requires enhanced disclosures about assets and liabilities carried at fair value.

The standard defines fair value, provides a consistent framework for measuring fair value under accounting principles generally accepted in the United States and expands fair value financial statement disclosure requirements. SFAS 157 does not require any new fair value measurements. It only applies to accounting pronouncements that already require or permit fair value measures, except for standards that relate to share-based payments (SFAS 123R Share Based Payment) and to lease accounting (SFAS 13).

SFAS 157’s valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions. The Standard classifies these inputs into the following hierarchy:

Level 1 Inputs– Quoted prices for identical instruments in active markets.

Level 2 Inputs– Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 Inputs– Instruments with primarily unobservable value drivers.

The following table sets forth by level within the fair value hierarchy the Company's financial liabilities that were accounted for at fair value on a recurring basis as of March 31, 2008. As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

	March 31, 2008
	Fair Value Measurements Using			Assets at Fair Value
	Level 1	Level 2	Level 3
Liabilities (in thousands)
Interest rate swap liability	$—	$—	$1,385	$1,385
Natural gas call options liability, net	—	—	30	30

Total Liabilities	$—	$—	$1,415	$1,415

The determination of the fair values above incorporates various factors required under SFAS 157. These factors include not only the credit standing of the counterparties involved and the impact of credit enhancements (such as cash deposits, letters of credit and priority interests), but also the impact of the Company’s nonperformance risk on its liabilities.

The fair value of the interest rate swap liability is determined using an income valuation model based on the present value of expected future cash flows as determined by comparing the Company’s rate to the Euro-dollar futures curve. This model includes inputs or significant value drivers which might not be observable in or corroborated by the market. When such inputs have a significant impact on the measurement of fair value, the instrument is categorized in level 3.

The fair value of the natural gas call options is derived from the underlying market price, strike price, volatility, interest rate, and time to expiration. The interest rate and underlying market price are based upon a Eurodollar curve and NYMEX natural gas curve published by the CME and NYMEX, respectively. The interest rates utilized are extrapolated through a model and volatility is based on historical 20-day volatility as calculated using the NYMEX underlying prices. This model includes inputs or significant value drivers which might not be observable in or corroborated by the market. When such inputs have a significant impact on the measurement of fair value, the instrument is categorized in level 3.

The following table provides a reconciliation of all assets and liabilities measured at fair value on a recurring basis which use level three or significant unobservable inputs or significant value drivers for the three months ended March 31, 2008 (in thousands):

Fair value Measurements Using Significant Unobservable Inputs (Level 3 Inputs)
Balance at January 1, 2008	$670
Total loss included in earnings related to expiration of certain natural gas call options	(37)
Purchase of natural gas call options	67
Net gain reclassified into earnings related to swap transactions	9
Net change associated with current period swap transactions	706

Balance March 31, 2008	$1,415

OMEGA PROTEIN CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Company operates through two primary subsidiaries: Omega Protein, Inc. and Omega Shipyard, Inc. Omega Protein, Inc. is the Company’s principal operating subsidiary for its menhaden processing business and is the successor to a business conducted since 1913. Omega Shipyard, Inc. owns a drydock facility in Moss Point, Mississippi, which is used to provide shoreside maintenance for the Company’s fishing fleet and, subject to outside demand and excess capacity, occasionally for third-party vessels. Revenues from shipyard work for third-party vessels for the three months ended March 31, 2008 and 2007 were not material. The Company also has a number of other immaterial direct and indirect subsidiaries.

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

Fishing. During the first quarter of 2008, the Company owned a fleet of 58 fishing vessels and 32 spotter aircraft for use in its fishing operations and also leased additional aircraft where necessary to facilitate operations. During the 2008 fishing season in the Gulf of Mexico, which runs from mid-April through October, the Company plans to operate 31 fishing and carry vessels and 30 spotter aircraft. The fishing area in the Gulf is generally located along the Gulf Coast, with a concentration off the Louisiana and Mississippi coasts. The fishing season along the Atlantic coast begins in early May and usually extends into December. During the 2008 season, the Company plans to operate 10 fishing vessels and 8 spotter aircraft along the Mid-Atlantic coast, concentrated

OMEGA PROTEIN CORPORATION

primarily in and around Virginia and North Carolina. The remaining fleet of fishing vessels and spotter aircraft are not routinely operated during the fishing season and are back-up to the active fleet, used for other transportation purposes, inactive or in the process of refurbishment in the Company’s shipyard.

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

The Company’s principal raw material is menhaden, a species of fish that inhabits coastal and inland tidal waters in the United States. Certain state agencies, as well as interstate compacts, impose resource depletion restrictions on menhaden pursuant to fisheries management legislation or regulations and may impose additional legislation or regulations in the future. For example, in February 2007, the Commonwealth of Virginia established an annual cap for a five year period beginning in 2006 on the Company’s menhaden landings from the Chesapeake Bay in an amount equal to the Company’s average annual landings over a five year period from 2001 to 2005 (approximately 109,020 metric tons). The Virginia restrictions also allow the Company a credit whereby any under-harvest in a particular year below the 109,020 metric ton cap would be added to increase the cap for the following year, up to a maximum of 122,740 metric tons per year. In April 2008, the State of Texas enacted regulations which limited the annual menhaden catch to a five year average of 31.5 million pounds. The regulation also allows a 10% underage or overage in each year which is credited or deducted, as applicable, to the total allowable catch in the following year. In addition, two bills have been introduced in the U.S. House of Representatives, which the Company believes have very little chance of passage, but which would ban menhaden fishing in Atlantic waters. To date, the Company has not experienced any material adverse impact on its fish catch or results of operations as a result of these restrictions.

Meal and Oil Processing Plants. The Company operates four meal and oil processing plants, two in Louisiana, one in Mississippi and one in Virginia, where the menhaden are processed into three general product types: fish meal, fish oil and fish solubles. The Company’s processing plants are located in coastal areas near the Company’s fishing fleet. Annual volume processed varies depending upon menhaden catch. Each plant maintains a dedicated dock to unload fish, fish processing equipment and storage facilities. The fish are unloaded from the fishing vessels into storage boxes and then conveyed into steam cookers. The fish are then passed through presses to remove most of the oil and water. The solid portions of the fish are dried and ground into fish meal. The liquid that is produced in the cooking and pressing operations contains oil, water, dissolved protein and some fish solids. This liquid is decanted to remove the solids and is put through a centrifugal oil and water separation process. The separated fish oil is a finished product called crude oil. The separated water and protein mixture is further processed through evaporators to recover the soluble protein, which can be sold as a finished product or added to the solid portions of the fish for processing into fish meal.

Shipyard. The Company owns a 49.4 acre shipyard facility in Moss Point, Mississippi which includes two dry docks, each with a capacity of 1,300 tons. The shipyard is used for routine maintenance and vessel refurbishment on the Company’s fishing vessels and occasionally for shoreside maintenance services to third-party vessels if excess capacity exists.

OMEGA PROTEIN CORPORATION

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

The direct impact of the two hurricanes upon the Company was a loss of physical inventories and physical damage to the plants. As of March 31, 2008, the Company estimated its cumulative hurricane damages at approximately $29.3 million, of which $12.0 million was recorded as a receivable under insurance policies as of September 30, 2005 and was fully received as of September 30, 2007. In addition to the $12.0 million receivable recorded as of September 30, 2005, the Company realized additional insurance recoveries of $5.2 million and $5.5 million during the third and fourth quarters of 2007, respectively. The Company has recognized a cumulative $6.6 million net loss through March 31, 2008 due to estimated damages in excess of recognized insurance recoveries.

In order to facilitate the insurance recovery process, on July 28, 2006, the Company filed a lawsuit against its property insurance carriers, Lexington Insurance Company and RSUI Indemnity Company, in the U.S. District Court for the Western District of Louisiana, alleging breach of contract and bad faith based on the insurance carriers’ failure to pay amounts due to the Company under its property insurance policies for damages sustained from Hurricanes Katrina and Rita in the third quarter of 2005. The Company settled its lawsuit with its primary property insurance carrier, Lexington Insurance Company, for a total of $19.8 million during the third quarter of

OMEGA PROTEIN CORPORATION

2007. Of the $19.8 million, $12.0 million was previously recorded as a receivable and was fully received as of September 30, 2007, $3.3 million was paid to outside legal counsel in connection with the settlement and $4.5 million was recognized during the third quarter of 2007 as insurance recoveries relating to natural disaster and was received as of December 31, 2007. In addition, the Company settled its lawsuit with its secondary property insurance carrier, RSUI Indemnity Company, for a total of $9.2 million during the fourth quarter of 2007. Of the $9.2 million, $0.7 million was advanced during the third quarter of 2007 and recognized as insurance recoveries relating to natural disaster, $3.0 million was paid to outside legal counsel in connection with the settlement during the fourth quarter of 2007 and $5.5 million was recognized and received during the fourth quarter of 2007 as insurance recoveries relating to natural disaster. The Company still has a pending lawsuit against its insurance broker alleging negligent procurement, negligent misrepresentation, breach of contract and violations of Texas Insurance and Consumer laws. See the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, “Part I, Item 3. Legal Proceedings” for additional information.

As of December 31, 2005, the Company’s four active processing plants, assuming that no hurricane damages had occurred, would have had an aggregate annual capacity to process approximately 950,000 tons of fish. The previously described hurricane damages reduced the annual aggregate processing capacity to approximately 850,000 tons as of March 31, 2008. The Company anticipates that the decrease in annual processing capacity will have no effect on the Company’s ability to process in the future because the Company has historically operated at processing levels substantially below maximum capacity. Operations at the Cameron fish processing facility were re-established in June 2006, but at reduced processing capabilities. The Cameron facility became fully operational in September 2006.

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

Historically, approximately 35% to 40% of Omega’s FAQ grade fish meal was sold on a two-to-twelve-month forward contract basis. The balance of FAQ grade fish meal and other products was substantially sold on a spot basis through purchase orders. In 2002, the Company began a similar forward sales program for its specialty grade meals and crude fish oil due to increasing demand for these products. During 2005, 2006 and 2007 approximately 70%, 70% and 50%, respectively, of the Company’s specialty meals and crude fish oil had been sold on a forward contract basis. Prior to the beginning of the Company’s 2008 fishing season, approximately 68% and 56% of the Company’s 2008 forecasted fish meal and crude fish oil, respectively, had either been sold or sold forward on a contract basis. The percentage of fish meal and crude fish oil sold on a forward contract basis will fluctuate from year to year based upon perceived market availability.

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

The following table sets forth the Company’s revenues by product (in millions) and the approximate percentage of total revenues represented thereby, for the indicated periods:

	Three Months Ended March 31,
	2008		2007
	Revenues	Percent	Revenues	Percent
Regular Grade	$5.6	15.5%	$4.0	13.0%
Special Select	16.2	44.9	15.0	48.2
Sea-Lac	3.6	10.0	1.6	5.1
Crude Oil	4.0	11.1	7.1	22.8
Refined Oil	5.5	15.2	2.8	9.0
Fish Solubles	1.2	3.3	0.6	1.9

Total	$36.1	100.0%	$31.1	100.0%

Customers and Marketing. Most of the Company’s marine protein products are sold directly to approximately 600 customers by the Company’s agriproducts sales department, while a smaller amount is sold through independent sales agents. Product inventory was $31.4 million as of March 31, 2008 versus $58.0 million as of December 31, 2007.

The Company’s fish meal is sold primarily to domestic feed producers for utilization as a high-protein ingredient for the swine, aquaculture, dairy and pet food industries. Crude fish oil sales primarily involve export markets where the fish oil is used for aquaculture feeds. Over the past decade, increasing percentages of the Company’s fish meal and oil products have been sold into the aquaculture industry. The growth of the worldwide aquaculture industry has resulted in increasing demand for fish oils and meals to improve feed efficiency, nutritional value and health of farm-raised fish species.

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

OMEGA PROTEIN CORPORATION

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

Price List. The Company posts its latest internally generated price list for its various products on its Company website, omegaproteininc.com. The Company expects to post updates to the price list as they become available, which may occur as frequently as weekly. The Company may elect to discontinue this disclosure at any time without prior notice. Pricing and product availability information disclosed in the price list are subject to change without prior notice, and the Company undertakes no obligation to update such information. Information on the Company’s website is not incorporated by reference into this report and does not constitute part of this report.

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

OMEGA PROTEIN CORPORATION

On March 27, 2008, the Texas Parks and Wildlife Commission adopted regulations related to the menhaden reduction fishery in Texas waters which limits the Total Allowable Catch (“TAC”) to 31.5 million pounds annually (the five year average menhaden catch for reduction purposes in Texas waters from 2002 through 2006). The regulations also allow for a 10% underage or overage in each year which is credited or deducted, as applicable, to the TAC in the following year.

The Company’s menhaden fish catch in Texas in 2007 is tentatively and preliminarily estimated by the National Marine Fisheries Service to be 35.3 million pounds (approximately 16,000 metric tons), or approximately 2.5% of the Company’s total 2007 fish catch. Based on the Company’s understanding of the rule as adopted, the limitation is not expected to have a material adverse effect on the Company’s business, results of operation or financial condition.

In October 2007, two bills were introduced in the U.S. House of Representatives (H.R. 3840 and H.R. 3841) by two congressmen representing portions of New Jersey and Maryland, areas where the Company has no operations. The New Jersey congressman has announced his intention not to seek re-election to Congress in November 2008 and the Maryland congressman lost the Republican Party primary election for his Congressional district in February 2008, and therefore will not be the Republican nominee for that district in November 2008. The bills, if enacted, would effectively prohibit commercial fishing for Atlantic menhaden for reduction purposes in inland, state and federal waters along the Atlantic coast. The Company believes that the bills are premised on inaccurate assumptions and depictions of facts about the menhaden resource which the National Marine Fisheries Service continues to classify as healthy and not overfished. The bills would also supplant decades of fisheries management previously undertaken by the Atlantic States Marine Fisheries Commission and the National Marine Fisheries Service. The Company believes that the passage of these bills is highly unlikely; however the enactment of either of the bills, or any restrictions similar to those described in the bills, would have a material adverse effect on the Company’s business, results of operations and financial condition.

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

OMEGA PROTEIN CORPORATION

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

OMEGA PROTEIN CORPORATION

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

Critical Accounting Policies and Estimates

As expected, the adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated results of operation and financial position.

For information on critical accounting policies and estimates, see Note 1 to the unaudited condensed consolidated financial statements included in Item 1 – Financial Statements.

Results of Operations

The following table sets forth as a percentage of revenues certain items of the Company’s operations for each of the indicated periods.

	Three Months Ended March 31,
	2008	2007
Revenues	100.0%	100.0%
Cost of sales	77.1	79.9

Gross profit	22.9	20.1
Selling, general and administrative expense	10.2	15.5
Research and development expense	0.9	0.7
Loss on disposal of assets	0.6	—

Operating income	11.2	3.9
Interest income	0.5	0.3
Interest expense	(3.4)	(5.4)
Loss resulting from debt refinancing	—	(9.7)
Other income (expense), net	(0.2)	(0.3)

Income (loss) before income taxes	8.1	(11.2)
Provision (benefit) for income taxes	2.8	(3.8)

Net income (loss)	5.3%	(7.4)%

Interim Results for the First Quarters ended March 31, 2008 and March 31, 2007

Revenues. Revenues increased $5.0 million, or 16.0%, from $31.1 million for the three months ended March 31, 2007 to $36.1 million for the three months ended March 31, 2008. The increase in revenues was due to higher sales prices of 7.0% and 35.4% for the Company’s fish meal and fish oil, respectively, and higher sales volumes of 15.6% for the Company’s fish meal, which was partially offset by lower sales volumes of 29.5% for the Company’s fish oil. Considering fish meal, fish oil and fish solubles sales activities in total, the Company experienced a $3.1 million increase in revenues due to increased sales prices and a $1.9 million increase in revenue caused by increased sales volumes, when comparing the three months ended March 31, 2008 to the three months ended March 31, 2007.

OMEGA PROTEIN CORPORATION

Cost of Sales. Cost of sales, including depreciation and amortization, for the quarter ended March 31, 2008 was $27.9 million, a $3.0 million increase, or 12.0%, as compared to the quarter ended March 31, 2007. Cost of sales as a percentage of revenues was 77.1% for the quarter ended March 31, 2008 as compared to 79.9% for the quarter ended March 31, 2007. The 2.8% decrease in cost of sales as percentage of revenue was primarily due to increased sales prices, partially offset by increased per unit production costs due to increased labor and repair costs.

Gross Profit. Gross profit increased $2.0 million, or 31.9%, from $6.3 million for the quarter ended March 31, 2007 to $8.3 million for the quarter ended March 31, 2008. As a percentage of revenues, the Company’s gross profit margin increased 2.8% for the quarter ended March 31, 2008 as compared to the quarter ended March 31, 2007. The increase in gross profit was primarily due to increased sales prices partially offset by increased per unit production costs as discussed above.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased $1.1 million, or 24.0%, from $4.8 million for the quarter ended March 31, 2007 to $3.7 million for the quarter ended March 31, 2008. The decrease was primarily due to increased employee bonuses incurred during the quarter ended March 31, 2007 that were not incurred during the quarter ended March 31, 2008.

Research and development expenses. Research and development expenses increased $0.1 million from approximately $0.2 million for the three months ended March 31, 2007 to approximately $0.3 million for the three months ended March 31, 2008. The increase is due to the increase in equipment and employees for the OmegaPure Technology and Innovation Center, which commenced operations in January 2007.

Loss on disposal of assets. Loss on disposal of assets was $217,000 for the three months ended March 31, 2008. The loss was the result of disposals of miscellaneous assets in the ordinary course of business. There were no asset disposals which resulted in a loss for the three months ended March 31, 2007.

Operating income. As a result of the factors discussed above, the Company’s operating income increased $2.8 million from $1.2 million for the quarter ended March 31, 2007 to $4.0 million for the quarter ended March 31, 2008. As a percentage of revenues, operating income increased 7.3% from 3.9% for the quarter ended March 31, 2007 to 11.2% for the quarter ended March 31, 2008.

Interest income. Interest income increased by $76,000 from $78,000 for the three months ended March 31, 2007 to $154,000 for the three months ended March 31, 2008. The increase was primarily due to increased average cash balances on which interest income is generated partially offset by a decrease in interest rates.

Interest expense. Interest expense decreased $0.5 million, or 27.5%, from $1.7 million for the quarter ended March 31, 2007 to $1.2 million for the quarter ended March 31, 2008. The decrease in interest expense is primarily due to decreased debt balances and interest rates during the quarter ended March 31, 2008 as compared to the quarter ended March 31, 2007.

Loss resulting from debt refinancing. Loss resulting from debt refinancing was $3.0 million for the quarter ended March 31, 2007. The expenses relate to previously deferred debt issuance cost and other costs that became immediately recognized when the Company refinanced its prior credit facility on March 26, 2007. No such loss was incurred during the quarter ended March 31, 2008.

Other income (expense), net. Other income (expense), net decreased by $46,000 from $102,000 for the quarter ended March 31, 2007 to $56,000 for the quarter ended March 31, 2008. The decrease was primarily due to a decrease in fees paid to the Company’s bank and related lenders.

OMEGA PROTEIN CORPORATION

Provision (benefit) for income taxes. The Company recorded a $1.0 million provision for income taxes for the quarter ended March 31, 2008 representing an effective tax rate of 34.9% for income taxes compared to 34.0% for the quarter ended March 31, 2007. The Company believes that it is more probable than not that the recorded estimated deferred tax asset benefits and state operating loss carry-forwards will be realized except for the amount for which a valuation allowance has been provided. The statutory tax rate of 34% for U.S. federal taxes was in effect for the respective periods.

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

At March 31, 2008, the Company had an unrestricted cash balance of $25.9 million, up $6.7 million from December 31, 2007. This increase was primarily due to increased revenue and proceeds received from stock options exercised for the three months ended March 31, 2008, offset by capital expenditures and costs incurred related to the preparation for the 2008 fishing season. The Company’s annual revenues and its resulting liquidity are highly dependent on annual fish catch, production yields, selling prices for its products and inventories available for sale. While the Company’s fish catch and selling prices for its products increased in 2007 and 2006 over 2005, those increases were offset by very poor fish oil yields during 2006, which resulted in significantly higher per unit inventory costs and fewer volumes of fish oil available for future sale. These higher costs and lower volumes of fish oil available for sale adversely impacted the financial results in the first and second quarters of 2007. There was no similar impact in the third and fourth quarters of 2007 and first quarter of 2008.

The aggregate amount of the Company’s outstanding indebtedness at March 31, 2008 was approximately $63.5 million compared to approximately $65.3 million at December 31, 2007. The Company has a highly leveraged financial structure, limiting its financial flexibility. In particular, the Company will be required to use a portion of its cash flows to pay principal and interest on its debt, which will reduce the amount of money the Company has for operations, capital expenditures, expansion, acquisitions or general corporate or other business activities. In addition, the covenants contained in the Company’s debt agreements limit its ability to borrow money in the future for acquisitions, capital expenditures or to meet the Company’s operating expenses or other general corporate obligations. See “Risk Factors—The Company has a substantial amount of indebtedness, which may adversely affect its ability to operate its business, remain in compliance with debt covenants and make payments on its debt.”

OMEGA PROTEIN CORPORATION

Source of Capital: Operations

Net cash flow provided by (used in) operating activities increased from approximately ($0.3) million for the three month period ended March 31, 2007 to $9.5 million for the three month period ended March 31, 2008. The increase in operating cash flow is primarily attributable to net income and changes in accounts receivable, accrued liabilities and accounts payable.

Source of Capital: Debt

Net financing activities provided (used) cash of $2.2 million and ($5.0) million during the three month periods ended March 31, 2008 and 2007, respectively. The three month period ended March 31, 2008 included $1.8 million in debt principal payments and $4.0 million in proceeds and tax effects received from stock options exercised. The three month period ended March 31, 2007 included approximately $43.3 million in total borrowings, $48.3 million in principal payments with respect to the Company’s prior credit facility and other debt obligations, $0.7 million in debt issuance costs associated with the new Senior Credit Facility and $0.6 million in proceeds and tax effects received from stock options exercised.

Under Title XI, as administered under the FFP, the Company has secured loans through lenders with terms generally ranging between 12 and 20 years at interest rates between 6% and 8% per annum which are enhanced with a government guaranty to the lender for up to 80% of the financing. The Company’s current Title XI borrowings are secured by liens on certain fishing vessels and mortgages on the Company’s Reedville, Virginia and Abbeville, Louisiana plants. In 1996, Title XI borrowing was modified to permit use of proceeds from borrowings obtained through this program for shore-side construction.

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

On December 1, 2005, pursuant to the Title XI program, the FFP approved a second financing application made by the Company in the amount of $16.4 million (the “Second Approval Letter”). In May 2006, the Company submitted a $6.3 million financing request under the Second Approval Letter. The Company closed on the $6.3 financing in the first quarter of 2007. As of March 31, 2008, the Company had approximately $30.2 million of borrowings outstanding under Title XI and was in compliance with all of the covenants contained therein.

On March 26, 2007 (the “Closing Date”), the Company entered into a Credit Agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent, lender, swing line lender and letter of credit issuer, Regions Bank, Compass Bank and Farm Credit Bank of Texas (collectively, the “Lenders”). The Credit Agreement provides the Company with a $55 million senior credit facility (the “Senior Credit Facility”) consisting of (i) a 5-year revolving credit facility (the “Revolving Credit Facility”) of up to $20 million, including a $7.5 million sub-limit for the issuance of standby letters of credit and a $2.5 million sub-limit for swing line loans and (ii) a 5-year term loan (the “Term Loan”) of $35 million. The Senior Credit Facility replaced the Company’s prior credit facility, under which, as of the Closing Date, $28.7 million in principal was outstanding under a term loan and $6.5 million in principal was outstanding under revolving loans, and approximately $3.3 million in letters of

OMEGA PROTEIN CORPORATION

credit were issued, primarily in support of worker’s compensation insurance programs. On the Closing Date, the Company drew down $35 million under the Term Loan and approximately $2.0 million under the Revolving Credit Facility, and had approximately $3.1 million issued in standby letters of credit, primarily in support of worker’s compensation insurance programs. The Senior Credit Facility is secured by a first priority lien on all of the Company’s assets, other than vessels, real estate and other assets pledged to secure loans made to the Company under the FFP.

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

The Company entered into interest rate swap agreements with a notional amount as indicated below that are scheduled to mature in March 2012. Under these agreements, the Company receives a floating rate based on the LIBOR interest rate, and pays a fixed rate as indicated below on the various notional amounts.

Date of Contract	Original Notional Amount	Contracted Interest Rate	Total Liability as of March 31, 2008	Total Deferred Tax Asset as of March 31, 2008	Notional Amount as of March 31, 2008
April 4, 2007	$19,950,000	5.16%	$1,219,100	$414,500	$18,952,500
February 7, 2008	10,237,500	3.36%	149,400	50,800	9,975,000
March 19, 2008	4,436,250	2.96%	17,300	5,900	4,322,500

OMEGA PROTEIN CORPORATION

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

As of March 31, 2008, the Company was in compliance with all applicable financial covenants.

The Senior Credit Facility will terminate on March 26, 2012 (the “Maturity Date”). All loans and all other obligations outstanding under the Senior Credit Facility shall be payable in full on the Maturity Date. For a more detailed description of the terms and conditions of the Credit Agreement, see the Company’s Current Report on Form 8-K filed with the SEC on March 30, 2007.

As of March 31, 2008, the Company had $33.3 million outstanding under the Term Loan and approximately $2.8 million in letters of credit issued primarily in support of worker’s compensation insurance programs. As of March 31, 2008, the Company had $16.7 million available under the Revolving Credit Facility and the Company was in compliance with all of the covenants under the Senior Credit Facility. The Company has no off-balance sheet arrangements other than normal operating leases and standby letters of credit.

Use of Capital: Operations

Net investing activities (used) provided cash of ($5.1) million and $3.6 million for the three month periods ended March 31, 2008 and 2007, respectively. The Company’s investing activities consist mainly of capital expenditures for equipment purchases, replacements, vessel refurbishments, and fish oil refining processes. The Company made capital expenditures of approximately $5.1 million and $2.7 million, for the three month periods ended March 31, 2008 and 2007, respectively. The Company anticipates making an additional $8.9 million in capital expenditures during the remainder of 2008 primarily for the refurbishment of vessels and plant assets and for the repair of certain equipment. Investing activities also includes the receipt of $6.4 million from insurance companies relating to Hurricanes Katrina and Rita for the three month period ended March 31, 2007.

OMEGA PROTEIN CORPORATION

The Company believes that the existing cash, cash equivalents, short-term investments, cash flow from operations and funds available through the Senior Credit Facility and/or Title XI indebtedness described above will be sufficient to meet its working capital and capital expenditure requirements through at least the next twelve months.

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

Use of Capital: Contractual Obligations

The following tables aggregate information about the Company’s contractual cash obligations and other commercial commitments (in thousands) as of March 31, 2008:

	Payments Due by Period
Contractual Cash Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years
Long Term Debt	$63,475	$6,635	$17,535	$21,778	$17,527
Interest on long term debt	19,534	4,062	6,752	3,770	4,950
Operating Leases	7,701	1,966	2,401	1,520	1,814
Pension Funding	3,915	1,026	1,505	1,314	70
Standby Letters of Credit (1)	2,815	2,815	—	—	—

Total Contractual Cash Obligations	$97,440	$16,504	$28,193	$28,382	$24,361

(1)	As of March 31, 2008, the Company had $2.8 million in standby letters of credit under the Senior Credit Facility.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

OMEGA PROTEIN CORPORATION

The Company is also exposed to market risk associated with natural gas and diesel prices. Partially mitigating this risk, the Company purchased natural gas call options which give the Company the right to purchase natural gas at a price of $10.50 per MMBTU between April 1, 2008 and June 30, 2008. Beyond this timeframe, the Company is exposed to market risk associated with increases in natural gas prices. No similar transactions have been obtained for diesel at this time.

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

The Company’s 2006 oil yield results were the poorest in its recent history. For illustrative purposes, the Company’s oil yields for the 2006 fishing season were lower by 28% compared to those in the 2005 fishing season and were lower by 24% compared to the Company’s 10 year oil yield average. The Company believes that the causes of lower fish oil yields relate to fish diet, weather and water temperature but such causes are not generally well understood. Poor oil yields result in significantly higher per unit inventory costs and fewer volumes available for future sale.

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

On March 27, 2008, the Texas Parks and Wildlife Commission adopted regulations related to the menhaden reduction fishery in Texas waters which limits the Total Allowable Catch (“TAC”) to 31.5 million pounds annually (the five year average menhaden catch for reduction purposes in Texas waters from 2002 through 2006). The regulations also allow for a 10% underage or overage in each year which is credited or deducted, as applicable, to the TAC in the following year.

The Company’s menhaden fish catch in Texas in 2007 is tentatively and preliminarily estimated by the National Marine Fisheries Service to be 35.3 million pounds (approximately 16,000 metric tons), or

OMEGA PROTEIN CORPORATION

approximately 2.5% of the Company’s total 2007 fish catch. Based on the Company’s understanding of the rule as adopted, the limitation is not expected to have a material adverse effect on the Company’s business, results of operation or financial condition.

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

Risks Relating to the Company’s Ongoing Operations:

The Company has a substantial amount of indebtedness, which may adversely affect its ability to operate its business, remain in compliance with debt covenants and make payments on its debt. As of

OMEGA PROTEIN CORPORATION

March 31, 2008, the aggregate amount of the Company’s outstanding indebtedness under its Senior Credit Facility and its loan agreements under the Title XI Fisheries Finance Program was approximately $63.5 million. The Company’s outstanding indebtedness could have important consequences for you, including the following:

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

OMEGA PROTEIN CORPORATION

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

The Company has historically participated in the United States H2B Visa Program whereby foreign nationals are permitted to enter the United States temporarily and engage in seasonal, non-agricultural employment. The Company utilizes its H2B Visa workers for a portion of its fishing vessel crews and plant personnel. Changes in the H2B Visa Program, the termination of that program, or caps on the number of workers available under that program, could have a material adverse effect upon the Company’s ability to secure a sufficient number of workers during periods of peak employment or cause the Company to bear additional costs to secure domestic workers in a tight job market.

The U.S. Congress has to date failed to re-authorize the Save Our Small and Seasonal Business Act amendment to the H2B visa program which would allow returning H2B workers from certain prior years from being counted against the H2B visa program’s annual 66,000 visa cap. Because of the relatively low visa cap number, the Company believes that it will not receive its historical allotment of H2B workers for the 2008 fishing season. Accordingly, the Company is utilizing all domestic workers for its 2008 fishing season. The Company has changed to its recruiting programs to completely replace H2B workers, including raising of certain wage scales, implementation of sign-on bonuses for certain positions, offering of referral fees for qualified workers, and other benefits, all of which will result in additional costs for the Company.

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

Investment Risks. Investment risks specifically related to the Company’s common stock include:

The limited liquidity for the Company’s common stock could affect your ability to sell your shares at a satisfactory price. The Company’s common stock is relatively illiquid. As of March 31, 2008, the Company had approximately 17.9 million shares of common stock outstanding. The average daily trading volume in the common stock during the prior 60 calendar days ending on that date was approximately 213,800 shares. A more active public market for the Company’s common stock, however, may not develop, which would continue to adversely affect the trading price and liquidity of the common stock. Moreover, a thin trading market for the common stock causes the market price for the common stock to fluctuate significantly more than the stock market as a whole. Without a large float, the Company’s common stock is less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of the common stock may be more volatile. In addition, in the absence of an active public trading market, you may be unable to liquidate your investment in the Company at a satisfactory price.

OMEGA PROTEIN CORPORATION

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

The number of shares of the Company’s common stock eligible for future sale could adversely affect the market price of its stock. The Company had outstanding options to purchase approximately 1.3 million shares of its common stock with a weighted average exercise price of $7.31 per share as of March 31, 2008. These shares of common stock are registered for resale on currently effective registration statements. In addition, the Company has registered the resale of 5,232,708 shares of common stock that were sold by Zapata to certain purchasers in a private transaction on a currently effective registration statement. Certain of the Company’s officers and directors have also entered into Rule 10b5-1 sales plans with brokers unaffiliated with the Company whereby they have committed to sell automatically and without discretion a predetermined number of shares of the Company’s common stock over a period of time according to their own individual criteria. The Company may issue additional restricted securities or register additional shares of common stock under the Securities Act in the future. The issuance of a significant number of shares of common stock upon the exercise of stock options, or the availability for sale, or sale, of a substantial number of the shares of common stock eligible for future sale under effective registration statements, under Rule 144 or otherwise, could adversely affect the market price of the common stock.

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

The Company’s union agreement with its Reedville, Virginia employees expired in accordance with its terms in April 2008. The Company has entered into a new three-year union agreement on generally similar terms as the old agreement.

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

OMEGA PROTEIN CORPORATION
(Registrant)

May 8, 2008	By:	/s/ ROBERT W. STOCKTON
(Executive Vice President, Chief Financial Officer)