Form 10-Q
period 2008-06-30
OMEGA PROTEIN CORP
filed 2008-08-07
CIK 1053650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒.

Number of shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, on August 4, 2008: 18,565,205.

OMEGA PROTEIN CORPORATION

OMEGA PROTEIN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

(Dollars in thousands, except per share amounts)

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements and Notes

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$23,813	$19,292
Receivables, net	21,239	16,051
Inventories	76,739	70,852
Prepaid expenses and other current assets	2,430	1,456

Total current assets	124,221	107,651
Other assets, net	3,989	3,344
Deferred tax assets, net	—	175
Property, plant and equipment, net	104,472	96,659

Total assets	$232,682	$207,829

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$6,983	$6,283
Current portion of capital lease obligation	137	—
Accounts payable	3,558	2,459
Accrued liabilities	21,991	15,067
Deferred tax liabilities, net	1,423	381

Total current liabilities	34,092	24,190
Long-term debt, net of current maturities	55,092	58,976
Capital lease obligation, net of current portion	890	—
Interest rate swap liability, net of current portion	31	459
Pension liabilities, net	4,755	5,749

Total liabilities	94,860	89,374

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 authorized shares; none issued	—	—
Common Stock, $0.01 par value; 80,000,000 authorized shares; 18,471,123 and 17,453,702 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	185	175
Capital in excess of par value	112,185	101,865
Retained earnings	32,057	23,435
Accumulated other comprehensive loss	(6,605)	(7,020)

Total stockholders’ equity	137,822	118,455

Total liabilities and stockholders’ equity	$232,682	$207,829

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OMEGA PROTEIN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues	$47,128	$37,094	$83,237	$68,223
Cost of sales	31,202	28,299	59,053	53,165

Gross profit	15,926	8,795	24,184	15,058

Selling, general, and administrative expense	3,988	3,342	7,663	8,179
Research and development expense	332	179	650	387
(Gain) loss on disposal of assets	(32)	184	185	184

Operating income	11,638	5,090	15,686	6,308
Interest income	145	56	299	134

Interest expense	(986)	(1,269)	(2,197)	(2,940)
Loss resulting from debt refinancing	—	—	—	(3,024)
Other income (expense), net	(68)	(69)	(124)	(171)

Income before income taxes	10,729	3,808	13,664	307

Provision for income taxes	4,019	1,293	5,042	104

Net income	6,710	2,515	8,622	203

Other comprehensive income:
Recognized actuarial net loss, net of tax benefit of $66, $142, $132 and $211, respectively	127	204	255	408

Interest rate swap adjustment, net of tax expense of $325, $36, $82 and $36, respectively	632	71	160	71
Foreign currency translation adjustment, net of $0, $4, $0 and $4, respectively	—	8	—	8

Comprehensive income	$7,469	$2,798	$9,037	$690

Basic earnings per share	$0.37	$0.15	$0.48	$0.01

Weighted average common shares outstanding	18,328	16,598	17,925	16,465

Diluted earnings per share	$0.36	$0.14	$0.47	$0.01

Weighted average common shares and potential common share equivalents outstanding	18,703	17,351	18,358	17,280

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OMEGA PROTEIN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in thousands, except per share amounts)

	Six Months Ended June 30,
	2008	2007
Cash flow (used in) provided by operating activities:
Net income	$8,622	$203
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	6,439	6,832
Loss resulting from debt refinancing	—	2,151
Loss on disposal of assets, net	185	184
Provisions for losses on receivables	24	15
Share based compensation	141	164
Deferred income taxes	1,135	(1,218)
Changes in assets and liabilities:
Receivables	(5,264)	(9,453)
Inventories	(5,887)	(2,967)
Prepaid expenses and other current assets	(974)	(1,060)
Other assets	(1,288)	(684)
Accounts payable	1,099	537
Accrued liabilities	6,738	5,737
Pension liability, net	(739)	(680)
Other, net	—	(33)

Total adjustments	1,609	(475)

Net cash provided by (used in) operating activities	10,231	(272)

Cash flow (used in) provided by investing activities:
Proceeds from disposition of assets	94	—
Proceeds from insurance companies, hurricanes	—	6,549
Capital expenditures	(12,798)	(4,770)

Net cash (used in) provided by investing activities	(12,704)	1,779

Cash flow provided by (used in) financing activities:
Principal payments of long-term debt	(3,184)	(50,975)
Principal payments of capital lease obligation	(11)	—
Debt issuance costs	—	(723)
Proceeds from borrowings	—	43,349
Proceeds from stock options exercised	8,248	1,465
Tax effect of stock options exercised	1,941	1,252

Net cash provided by (used in) financing activities	6,994	(5,632)

Effect of exchange rate changes on cash and cash equivalents	—	8

Net increase (decrease) in cash and cash equivalents	4,521	(4,117)
Cash and cash equivalents at beginning of year	19,292	7,993

Cash and cash equivalents at end of period	$23,813	$3,876

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OMEGA PROTEIN CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars and shares in thousands)

			Capital		Accumulated Other	Total
	Common Stock		Excess of	Retained	Comprehensive	Stockholders’
	Shares	Amount	Par Value	Earnings	Loss	Equity
Balance at December 31, 2007	17,454	$175	$101,865	$23,435	$(7,020)	$118,455
Issuance of common stock	1,017	10	8,379	—	—	8,389
Tax benefit from exercise of stock options	—	—	1,941	—	—	1,941
Comprehensive income:
Net income	—	—	—	8,622	—	8,622
Other comprehensive income (loss):
Recognized actuarial net loss, net of tax benefit of $132	—	—	—	—	255	255
Interest rate swap adjustment, net of tax expense of $82	—	—	—	—	160	160

Total comprehensive income				8,622	415	9,037

Balance at June 30, 2008	18,471	$185	$112,185	$32,057	$(6,605)	$137,822

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

In the opinion of management the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the Company’s consolidated financial position as of June 30, 2008, and the results of its operations for the three and six month periods ended June 30, 2008 and its cash flows for the six month periods ended June 30, 2008 and 2007. Operating results are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

The direct impact of the two hurricanes upon the Company was a loss of physical inventories and physical damage to the plants. The interruption of processing capabilities caused the Company to address the impact of abnormal downtime of its processing facilities, which resulted in the immediate recognition of costs which would ordinarily have been captured as inventory costs. See Note 12 for additional information pertaining to these losses.

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

Call Options

The Company does not enter into financial instruments for trading or speculative purposes. The Company purchased natural gas call options in March 2008 for $67,000 to manage its exposure to rising natural gas prices. The call options gave the Company the right to purchase natural gas at a price of $10.50 per MMBTU between April 1, 2008 and June 30, 2008.

For the three and six month periods ended June 30, 2008, the Company recorded gains in the unallocated inventory cost pool of $59,000 and $29,000, respectively, related to the settlement of natural gas call options above the $10.50 option price.

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

Date of Contract	Original Notional Amount	Contracted Interest Rate	Total Asset (Liability) as of June 30, 2008	Total Deferred Tax Asset (Liability) as of June 30, 2008	Notional Amount as of June 30, 2008
April 4, 2007	$19,950,000	5.16%	$(630,800)	$214,500	$18,453,800
February 7, 2008	10,237,500	3.36%	111,000	(37,700)	9,712,500
March 19, 2008	4,436,250	2.96%	90,700	(30,800)	4,208,700

As of June 30, 2008, the Company has recorded a long-term liability of $31,000, net of the current portion of $398,000, to recognize the fair value of interest rate derivatives, and has also recorded a deferred tax asset of $146,000 associated therewith. The change in fair value from inception to June 30, 2008 is recorded in “other comprehensive income” in the Company’s consolidated financial statements. The following table illustrates the changes recorded, net of tax, in accumulated other comprehensive loss resulting from the interest rate swap agreements.

(in thousands)
Balance at January 1, 2008	$(442)
Net gain/(loss), net of tax, reclassified into earnings	(85)
Net change associated with current period swap transactions, net of tax	245

Balance at June 30, 2008	$(282)

The $282,000 reported in accumulated other comprehensive loss as of June 30, 2008 will be reclassified to earnings on a quarterly basis through 2012, when the interest rate swaps expire. The amount to be reclassified to earnings during the next 12 months is expected to be approximately $398,000.

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

Accounting for the Impairment of Long-Lived Assets

The Company evaluates at each balance sheet date the continued appropriateness of the carrying value of its long-lived assets, including its long-term receivables and property, plant and equipment, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposals of Long-Lived Assets.” The Company reviews long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of any such assets or grouping of assets may not be recoverable. The Company has grouped certain assets together (primarily marine vessels) for impairment testing on a fleet basis. If indicators of impairment are present, management evaluates the undiscounted cash flows estimated to be generated by those assets or grouping of assets compared to the carrying amount of those items. The net carrying value of assets or grouping of assets not recoverable is reduced to fair value. The Company considers continued operating losses, or significant and long-term changes in business conditions, to be its primary indicators of potential impairment.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Income Taxes

The Company utilizes the liability method to account for income taxes. This method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of existing temporary differences between the financial reporting and tax reporting basis of assets and liabilities, and operating loss and tax credits carryforwards for tax purposes. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. The Company believes that the deferred tax assets recorded as of June 30, 2008 are realizable through future reversals of existing taxable temporary differences and future taxable income. If the Company were to subsequently determine that it would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to deferred tax assets would increase earnings for the period in which such determination was made. The Company will continue to assess the adequacy of the valuation allowance on a quarterly basis. Any changes to the estimated valuation allowance could be material to the consolidated financial condition and results of operations.

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

Interest is capitalized only during the period of time required to complete and prepare the asset for its intended use. For the three and six month periods ended June 30, 2008 and 2007, the Company capitalized interest of approximately $74,200, $20,200, $128,200 and $39,800, respectively.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments, changes in the value of derivative contracts and pension benefits adjustments, including recognition of actuarial losses. The Company presents comprehensive income (loss) in its consolidated statements of operations and comprehensive income and of stockholders’ equity.

Accumulated Comprehensive Loss

The components of accumulated other comprehensive loss included in shareholder’s equity are as follows:

	June 30, 2008	December 31, 2007
	(in thousands)
Cumulative Translation Adjustments, net of tax benefit of $13 as of June 30, 2008 and December 31, 2007	$(25)	$(25)
Pension Benefits Adjustments, net of tax benefit of $3,245 as of June 30, 2008 and $3,377 as of December 31, 2007	(6,298)	(6,553)
Fair Value of Interest Rate Swap, net of tax benefit of $146 as of June 30, 2008 and $228 as of December 31, 2007	(282)	(442)

Accumulated Other Comprehensive Loss	$(6,605)	$(7,020)

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

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

At June 30, 2008 and December 31, 2007, the Company had cash deposits concentrated primarily in one major bank. In addition, the Company had certificates of deposit and commercial quality grade investments A2P2 rated or better with companies and financial institutions. The Company believes that credit risk in such investments is minimal.

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

Recently Issued Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 establishes a common definition for fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007. Issued in February 2008, FSP 157-1 “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” removed leasing transactions accounted for under Statement 13 and related guidance from the scope of SFAS No. 157. FSP 157-2 “Partial Deferral of the Effective Date of Statement 157” (FSP 157-2), deferred the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008.

The implementation of SFAS No. 157 for financial assets and financial liabilities, effective January 1, 2008, did not have a material impact on the Company’s consolidated financial position and results of operations. The Company is currently assessing the impact of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities on its consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). This statement permits entities to choose to measure many financial assets and liabilities and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Management decided not to apply the fair value option to any of the Company’s existing financial assets and/or liabilities effective January 1, 2008. As such, the statement had no impact on the Company’s consolidated financial position and results of operations.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities (SFAS 161).” SFAS 161 is a clarification of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” which did not provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance and cash flows. Accordingly, SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact, if any, the adoption of SFAS 161 will have on its disclosures.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). This statement identifies sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States. SFAS No. 162 moves the hierarchy of GAAP sources for non-governmental entities from the auditing literature to the accounting literature. This statement will become effective 60 days following approval by the Securities and Exchange Commission (“SEC”) of amendments made by the Public Company Accounting Oversight Board to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” Any effect of applying SFAS No. 162 should be reported as a change in accounting principle. The Company does not expect this statement to have any impact on its consolidated financial statements.

Stock-Based Compensation

The Company has a stock-based compensation plan, which is described in more detail in Note 11 to the consolidated financial statements of the Company’s Form 10-K for the fiscal year ended December 31, 2007. Net income (loss) for the three and six months ended June 30, 2008 and 2007 includes $160,000, $101,000, $214,000 and $164,000 ($106,000, $67,000, $141,000 and $108,000 after-tax), respectively, of share-based compensation costs which are included in selling, general and administrative expenses in the condensed consolidated statement of operations and comprehensive income. As of June 30, 2008, there was $729,000 ($481,000 after-tax) of total unrecognized compensation costs related to nonvested share-based compensation that is expected to be recognized over a weighted-average period of 1.8 years, of which $341,000 ($225,000 after-tax) of total share-based compensation is expected to be recognized during the remainder of fiscal year 2008.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Note 2. Accounts Receivable

Accounts receivable as of June 30, 2008 and December 31, 2007 are summarized as follows:

	June 30, 2008	December 31, 2007
	(in thousands)
Trade	$19,796	$14,767
Insurance	692	727
Employee	73	21
Stock option proceeds due from brokers	384	—
Income tax	362	583
Other	76	73

Total accounts receivable	21,383	16,171
Less: allowance for doubtful accounts	(144)	(120)

Receivables, net	$21,239	$16,051

Note 3. Inventory

The major classes of inventory as of June 30, 2008 and December 31, 2007 are summarized as follows:

	June 30, 2008	December 31, 2007
	(in thousands)
Fish meal	$27,817	$42,937
Fish oil	10,905	13,590
Fish solubles	854	1,461
Unallocated inventory cost pool (including off-season costs)	30,037	6,848
Other materials & supplies	7,126	6,016

Total inventory	$76,739	$70,852

Inventory at June 30, 2008 and December 31, 2007 is stated at the lower of cost or market. The elements of unallocated inventory cost pool include plant and vessel related labor, utilities, rent, repairs and depreciation, to be allocated to inventories produced through the remainder of the 2008 fishing season.

Note 4. Other Assets

Other assets as of June 30, 2008 and December 31, 2007 are summarized as follows:

	June 30, 2008	December 31, 2007
	(in thousands)
Fish nets, net of accumulated amortization of $3,067 and $2,008	$1,667	$1,093
Insurance receivable, net of allowance for doubtful accounts	1,311	1,082
Title XI loan origination fee	345	374
Other debt issuance costs	606	736
Deposits and other	60	59

Total other assets, net	$3,989	$3,344

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Amortization expense for fishing nets amounted to approximately $251,000, $173,000, $501,000 and $371,000 for the three and six months ended June 30, 2008 and 2007, respectively.

The Company carries insurance for certain losses relating to its vessels and Jones Act liability for employees aboard its vessels (collectively, “Vessel Claims Insurance”). The typical Vessel Claims Insurance policy contains an annual aggregate deductible (“AAD”) for which the Company remains responsible, while the insurance carrier is responsible for all applicable amounts which exceed the AAD. It is the Company’s policy to accrue current amounts due and record amounts paid out on each claim. Once payments exceed the AAD, the Company records an insurance receivable for a given policy year, net of allowance for doubtful accounts. As of June 30, 2008 and December 31, 2007 the allowance for doubtful insurance receivable accounts was $2.0 million.

Note 5. Property and Equipment

Property and equipment at June 30, 2008 and December 31, 2007 are summarized as follows:

	June 30, 2008	December 31, 2007
	(in thousands)
Land	$7,690	$7,690
Plant assets	102,880	101,171
Fishing vessels and marine equipment	95,609	95,193
Furniture and fixtures	5,079	5,049
Construction in progress	14,285	4,166

Total property and equipment	225,543	213,269
Less: accumulated depreciation and impairment	(121,071)	(116,610)

Property, plant and equipment, net	$104,472	$96,659

Depreciation expense for the three and six months ended June 30, 2008 and 2007 was $2.9 million, $3.1 million, $5.8 million and $6.3 million, respectively.

Note 6. Notes Payable and Long-Term Debt

At June 30, 2008 and December 31, 2007, the Company’s long-term debt consisted of the following:

	June 30, 2008	December 31, 2007
	(in thousands)
U.S. government guaranteed obligations (Title XI loans) collateralized by a first lien on certain vessels and certain plant assets:
Amounts due in installments through 2016, interest from 6.49% to 7.6%	$29,444	$30,858
Amounts due in installments through 2014, interest at Eurodollar rates plus 0.45% (3.15% and 5.68% at June 30, 2008 and December 31, 2007, respectively)	256	276
Bank of America term loan, quarterly principal payments as defined, interest payable quarterly based on LIBOR plus an applicable rate (4.80% and 7.45% as of June 30, 2008 and December 31, 2007, respectively) maturing March 2012	32,375	34,125

Total debt	62,075	65,259
Less current maturities	(6,983)	(6,283)

Long-term debt	$55,092	$58,976

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

On December 1, 2005, pursuant to the Title XI program, the FFP approved a second financing application made by the Company in the amount of $16.4 million (the “Second Approval Letter”). In May 2006, the Company submitted a $6.3 million financing request under the Second Approval Letter. The Company closed on the $6.3 million FFP loan in the first quarter of 2007. As of June 30, 2008, the Company was in compliance with all of the covenants contained therein.

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

During the six month period ended June 30, 2007, as a result of the above mentioned refinancing, the Company expensed approximately $2.2 million in deferred debt issuance costs and $0.8 million as a prepayment penalty related to the prior credit facility.

As of June 30, 2008, the Company had $32.4 million outstanding under the Term Loan and $2.8 million in letters of credit issued primarily in support of worker’s compensation insurance programs. As of June 30, 2008, the Company had $13.1 million available under the Revolving Credit Facility and the Company was in compliance with all of the covenants under the Senior Credit Facility. The Company has no off-balance sheet arrangements other than normal operating leases and standby letters of credit.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Note 7. Capital Lease Obligation

On May 29, 2008, the Company entered into a capital lease agreement to lease a barge for a period of 5 years. Following is a summary of future minimum payments under the capitalized lease agreement (in thousands):

2008	$129
2009	263
2010	276
2011	290
2012	305
2013	128

Total minimum lease payments	1,391
Less amount representing interest	(364)

Present value of minimum payments	1,027
Less current portion of capital lease obligation	(137)

Long-term capital lease obligation	$890

As of June 30, 2008, assets recorded under capital lease obligations are included in Property, Plant and Equipment, net as follows (in thousands):

Fishing vessels and marine equipment, at cost	$1,038
Less accumulated depreciation	(17)

Property, plant and equipment, net	$1,021

Subsequent to June 30, 2008, the Company entered into a second capital lease agreement to lease a barge for a period of 5 years with terms similar the above lease. The second lease will be reflected in the Company’s third quarter financial statements.

Note 8. Accrued Liabilities

Accrued liabilities as of June 30, 2008 and December 31, 2007 are summarized as follows:

	June 30, 2008	December 31, 2007
	(in thousands)
Salary and benefits	$6,768	$3,959
Insurance	4,737	4,611
Taxes, other than income tax	901	33
Trade creditors	8,218	5,106
Fair market value of interest rate swap, current portion	398	211
FIN 48 liability	159	—
Income tax payable	346	—
Other	464	1,147

Total accrued liabilities	$21,991	$15,067

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

Note 10. Reconciliation of Basic and Diluted Per Share Data (in thousands except per share data)

	Earnings (Numerator)	Shares (Denominator)	Per Share Data
Three Months Ended June 30, 2008
Net earnings	$6,710	—

Basic earnings per common share:
Earnings available to common shareholders	$6,710	18,328	$0.37

Effect of dilutive securities:
Stock options assumed exercised	—	375

Diluted earnings per common share:
Earnings available to common shareholders plus stock options assumed exercised	$6,710	18,703	$0.36

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

	Earnings (Numerator)	Shares (Denominator)	Per Share Data
Three Months Ended June 30, 2007
Net earnings	$2,515	—

Basic earnings per common share:
Earnings available to common shareholders	$2,515	16,598	$0.15

Effect of dilutive securities:
Stock options assumed exercised	—	753

Diluted earnings per common share:
Earnings available to common shareholders plus stock options assumed exercised	$2,515	17,351	$0.14

	Earnings (Numerator)	Shares (Denominator)	Per Share Data
Six Months Ended June 30, 2008
Net earnings	$8,622	—

Basic earnings per common share:
Earnings available to common shareholders	$8,622	17,925	$0.48

Effect of dilutive securities:
Stock options assumed exercised	—	433

Diluted earnings per common share:
Earnings available to common shareholders plus stock options assumed exercised	$8,622	18,358	$0.47

	Earnings (Numerator)	Shares (Denominator)	Per Share Data
Six Months Ended June 30, 2007
Net earnings	$203	—

Basic earnings per common share:
Earnings available to common shareholders	$203	16,465	$0.01

Effect of dilutive securities:
Stock options assumed exercised	—	815

Diluted earnings per common share:
Earnings available to common shareholders plus stock options assumed exercised	$203	17,280	$0.01

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Options to purchase 123,400 and 1,192,600 shares of common stock at exercise prices ranging from $13.41 to $17.25 per share and $12.38 to $17.25 per share were outstanding during the three and six months ended June 30, 2008, respectively, but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the shares during that period.

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

Note 11. Components of Net Periodic Benefit Cost

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Service cost	$—	$—	$—	$—
Interest cost	376	376	752	752
Expected return on plan assets	(401)	(405)	(802)	(810)
Amortization of prior service costs	—	—	—	—
Amortization of net loss	194	204	388	408

Net periodic pension cost	$169	$175	$338	$350

For the six months ended June 30, 2008, the Company made approximately $0.9 million in contributions to the Company’s pension plan. The Company expects to make contributions of $0.5 million to the pension plan during the remainder of 2008. For the six months ended June 30, 2007, the Company had made $1.0 million in contributions to the pension plan.

Note 12. Hurricane Losses and Insurance Recoveries

On August 29, 2005, the Company’s Moss Point, Mississippi fish processing facility and adjacent shipyard were severely damaged by Hurricane Katrina. On September 24, 2005, the Company’s Cameron, Louisiana and the Abbeville, Louisiana fish processing facilities were also severely damaged by Hurricane Rita. Each of these facilities was non-operational immediately after these weather related events. For the three and six month periods ended June 30, 2008 and 2007, no hurricane losses or insurance recoveries were recognized in the Company’s statement of operations. See Note 12 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 for additional information.

Note 13. Fair Value Disclosures

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

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

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

The following table sets forth by level within the fair value hierarchy the Company’s financial liabilities that were accounted for at fair value on a recurring basis as of June 30, 2008. As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	June 30, 2008
	Fair Value Measurements Using			Liabilities at Fair Value
	Level 1	Level 2	Level 3
Liabilities (in thousands)
Interest rate swap liability	$—	$—	$(429)	$(429)

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

The fair value of the natural gas call options was derived from the underlying market price, strike price, volatility, interest rate, and time to expiration. The interest rate and underlying market price are based upon a Eurodollar curve and NYMEX natural gas curve published by the CME and NYMEX, respectively. The interest rates utilized are extrapolated through a model and volatility is based on historical 20-day volatility as calculated using the NYMEX underlying prices. This model includes inputs or significant value drivers which might not be observable in or corroborated by the market. When such inputs have a significant impact on the measurement of fair value, the instrument is categorized in level 3.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The following table provides a reconciliation of all assets and (liabilities) measured at fair value on a recurring basis which use level three or significant unobservable inputs or significant value drivers for the three and six months ended June 30, 2008 (in thousands):

	Fair value Measurements Using Significant Unobservable Inputs (Level 3 Inputs)
	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
Beginning Balance	$(1,415)	$(670)
Net gain reclassified into earnings related to natural gas call options	59	29
Net change associated with current period natural gas call options activity	(29)	(29)
Net loss reclassified into earnings related to swap transactions	(138)	(129)
Net change associated with current period swap transactions	1,094	370

Ending Balance	$(429)	$(429)

OMEGA PROTEIN CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Company operates through two primary subsidiaries: Omega Protein, Inc. and Omega Shipyard, Inc. Omega Protein, Inc. is the Company’s principal operating subsidiary for its menhaden processing business and is the successor to a business conducted since 1913. Omega Shipyard, Inc. owns a drydock facility in Moss Point, Mississippi, which is used to provide shoreside maintenance for the Company’s fishing fleet and, subject to outside demand and excess capacity, occasionally for third-party vessels. Revenues from shipyard work for third-party vessels for the six months ended June 30, 2008 and 2007 were not material. The Company also has a number of other immaterial direct and indirect subsidiaries.

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

Fishing. During the second quarter of 2008, the Company owned a fleet of 58 fishing vessels and 32 spotter aircraft for use in its fishing operations and also leased additional aircraft where necessary to facilitate operations. During the 2008 fishing season in the Gulf of Mexico, which runs from mid-April through October, the Company is operating 31 fishing and carry vessels and 30 spotter aircraft. The fishing area in the Gulf is generally located along the Gulf Coast, with a concentration off the Louisiana and Mississippi coasts. The fishing season along the Atlantic coast begins in early May and usually extends into December. During the 2008 season, the Company is operating 10 fishing vessels and 8 spotter aircraft along the Mid-Atlantic coast, concentrated primarily in and

OMEGA PROTEIN CORPORATION

around Virginia and North Carolina. The remaining fleet of fishing vessels and spotter aircraft are not routinely operated during the fishing season and are back-up to the active fleet, used for other transportation purposes, inactive or in the process of refurbishment in the Company’s shipyard.

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

The Company’s principal raw material is menhaden, a species of fish that inhabits coastal and inland tidal waters in the United States. Certain state agencies, as well as interstate compacts, impose resource depletion restrictions on menhaden pursuant to fisheries management legislation or regulations and may impose additional legislation or regulations in the future. For example, in February 2007, the Commonwealth of Virginia established an annual cap for a five year period beginning in 2006 on the Company’s menhaden landings from the Chesapeake Bay in an amount equal to the Company’s average annual landings over a five year period from 2001 to 2005 (approximately 109,020 metric tons). The Virginia restrictions also allow the Company a credit whereby any under-harvest in a particular year below the 109,020 metric ton cap would be added to increase the cap for the following year, up to a maximum of 122,740 metric tons per year. In April 2008, the State of Texas enacted regulations which limited the annual menhaden catch to a five year average of 31.5 million pounds. The regulation also allows a 10% underage or overage in each year which is credited or deducted, as applicable, to the total allowable catch in the following year. This regulation is expected to be effective commencing with the 2009 fishing season. In addition, two bills have been introduced in the U.S. House of Representatives, which the Company believes have very little chance of passage, but which would ban menhaden fishing in Atlantic waters. To date, the Company has not experienced any material adverse impact on its fish catch or results of operations as a result of these restrictions.

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

The direct impact of the two hurricanes upon the Company was a loss of physical inventories and physical damage to the plants. As of June 30, 2008, the Company estimated its cumulative hurricane damages at approximately $29.3 million, of which $12.0 million was recorded as a receivable under insurance policies as of September 30, 2005 and was fully received as of September 30, 2007. In addition to the $12.0 million receivable recorded as of September 30, 2005, the Company realized additional insurance recoveries of $5.2 million and $5.5 million during the third and fourth quarters of 2007, respectively. The Company has recognized a cumulative $6.6 million net loss through June 30, 2008 due to estimated damages in excess of recognized insurance recoveries.

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

As of December 31, 2005, the Company’s four active processing plants, assuming that no hurricane damages had occurred, would have had an aggregate annual capacity to process approximately 950,000 tons of fish. The previously described hurricane damages reduced the annual aggregate processing capacity to approximately 850,000 tons as of June 30, 2008. The Company anticipates that the decrease in annual processing capacity will have no effect on the Company’s ability to process in the future because the Company has historically operated at processing levels substantially below maximum capacity. Operations at the Cameron fish processing facility were re-established in June 2006, but at reduced processing capabilities. The Cameron facility became fully operational in September 2006.

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

The following table sets forth the Company’s revenues by product (in millions) and the approximate percentage of total revenues represented thereby, for the indicated periods:

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
	Revenues	Percent	Revenues	Percent	Revenues	Percent	Revenues	Percent
Regular Grade	$5.5	11.7%	$4.6	12.3%	$11.3	13.5%	$8.7	12.7%
Special Select	14.3	30.4	22.4	60.4	30.5	36.7	37.4	54.8
Sea-Lac	3.5	7.4	1.4	3.8	7.1	8.5	3.0	4.4
Crude Oil	17.8	37.8	4.3	11.6	21.8	26.2	11.3	16.6
Refined Oil	4.8	10.2	3.4	9.2	10.2	12.3	6.2	9.1
Fish Solubles	1.2	2.5	0.8	2.2	2.3	2.8	1.4	2.1
Other	—	—	0.2	0.5	—	—	0.2	0.3

Total	$47.1	100.0%	$37.1	100.0%	$83.2	100.0%	$68.2	100.0%

Customers and Marketing. Most of the Company’s marine protein products are sold directly to approximately 600 customers by the Company’s agriproducts sales department, while a smaller amount is sold through independent sales agents. Product inventory was $39.6 million as of June 30, 2008 versus $58.0 million as of December 31, 2007.

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

During 2005 and 2006, the Company’s fish catch and resultant product inventories were reduced, primarily due to adverse weather conditions, and the Company further expanded its purchase and resale of other fish meals and oils (primarily Panamanian, Peruvian and Mexican fish meal and U.S. menhaden oil). Although operating margins from these activities are less than the margins typically generated from the Company’s base domestic production, these operations provide the Company with a source of fish meal and oil to sell into other markets, some of which, the Company has not historically had a presence. During 2005, the Company purchased products totaling approximately 16,600 tons, or approximately 8% of total volume 2005 sales. During 2006, the Company purchased products totaling approximately 14,600 tons, or approximately 7% of total volume 2006 sales. During 2007, the Company purchased fish oil totaling approximately 5,500 tons, or approximately 9.1% of fish oil sales volumes for 2007. The Company has not purchased any fish meal or fish oil during the six months ended June 30, 2008.

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

Fish meal prices have historically borne a relationship to prevailing soybean meal prices (more weakly correlated in recent years), while prices for fish oil are generally influenced by prices for vegetable fats and oils, such as rapeseed, soybean and palm oils. Thus, the prices for the Company’s products are established by worldwide supply and demand relationships over which the Company has no control and tend to fluctuate significantly over the course of a year and from year to year. For example, during 2007, the Company experienced fish oil price increases of approximately 18% when compared to 2006, whereas palm oil and soy oil prices rose 53% and 66%, respectively. During January 2008, and subsequent thereto, the spot price for fish oil increased 95% above the Company’s average price received during 2007.

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

The Company’s menhaden fish catch in Texas in 2007 is tentatively and preliminarily estimated by the National Marine Fisheries Service to be 35.3 million pounds (approximately 16,000 metric tons), or approximately 2.5% of the Company’s total 2007 fish catch. Based on the Company’s understanding of the rule as adopted, the limitation is not expected to have a material adverse effect on the Company’s business, results of operation or financial condition. The regulations are expected to be effective as of the 2009 fishing season.

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

Results of Operations

The following table sets forth as a percentage of revenues certain items of the Company’s operations for each of the indicated periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	66.2	76.3	70.9	77.9

Gross profit	33.8	23.7	29.1	22.1
Selling, general and administrative expense	8.5	9.0	9.3	12.0
Research and development expense	0.7	0.5	0.8	0.6
(Gain) loss on disposal of assets	(0.1)	0.5	0.2	0.3

Operating income	24.7	13.7	18.8	9.2
Interest income	0.3	0.2	0.4	0.2
Interest expense	(2.1)	(3.4)	(2.7)	(4.3)
Loss resulting from debt refinancing	—	—	—	(4.4)
Other income (expense), net	(0.1)	(0.2)	(0.1)	(0.3)

Income before income taxes	22.8	10.3	16.4	0.4
Provision for income taxes	8.6	3.5	6.0	0.1

Net income	14.2%	6.8%	10.4%	0.3%

Interim Results for the Second Quarters ended June 30, 2008 and June 30, 2007

Revenues. Revenues increased $10.0 million, or 27.1%, from $37.1 million for the three months ended June 30, 2007 to $47.1 million for the three months ended June 30, 2008. The increase in revenues was due to higher sales prices of 1.1% and 62.8% for the Company’s fish meal and fish oil, respectively, and higher sales volumes of 81.5% for the Company’s fish oil, which was partially offset by lower sales volumes of 18.8% for the Company’s fish meal. Considering fish meal, fish oil and fish solubles sales activities in total, the Company experienced a $7.4 million increase in revenues due to increased sales prices and a $2.6 million increase in revenue caused by increased sales volumes, when comparing the three months ended June 30, 2008 to the three months ended June 30, 2007.

OMEGA PROTEIN CORPORATION

Cost of Sales. Cost of sales, including depreciation and amortization, for the quarter ended June 30, 2008 was $31.2 million, a $2.9 million increase, or 10.3%, as compared to the quarter ended June 30, 2007. Cost of sales as a percentage of revenues was 66.2% for the quarter ended June 30, 2008 as compared to 76.3% for the quarter ended June 30, 2007. The decrease in cost of sales as percentage of revenue was primarily due to increased fish oil sales prices, partially offset by increased per unit production costs due to increased labor and repair costs.

Gross Profit. Gross profit increased $7.1 million, or 81.1%, from $8.8 million for the quarter ended June 30, 2007 to $15.9 million for the quarter ended June 30, 2008. Gross profit as a percentage of revenues was 33.8% for the quarter ended June 30, 2008 as compared to 23.7% for the quarter ended June 30, 2007. The increase in gross profit was primarily due to increased fish oil sales prices partially offset by increased per unit production costs as discussed above.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $0.7 million, or 19.3%, from $3.3 million for the quarter ended June 30, 2007 to $4.0 million for the quarter ended June 30, 2008. The increase was primarily due to increased employee bonuses and government relations activities incurred during the quarter ended June 30, 2008 when compared to those incurred during the quarter ended June 30, 2007.

Research and development expenses. Research and development expenses increased $0.1 million from approximately $0.2 million for the three months ended June 30, 2007 to approximately $0.3 million for the three months ended June 30, 2008. The increase is due to the increase in equipment and employees for the OmegaPure Technology and Innovation Center, which commenced operations in January 2007 but was not fully staffed until the latter part of 2007.

(Gain) loss on disposal of assets. Gain on disposal of assets was $32,000 for the three months ended June 30, 2008 as compared to a loss on disposal of assets of $184,000 for the three months ended June 30, 2007. The (gain) loss were the result of disposals of miscellaneous assets in the ordinary course of business.

Operating income. As a result of the factors discussed above, the Company’s operating income increased $6.5 million from $5.1 million for the quarter ended June 30, 2007 to $11.6 million for the quarter ended June 30, 2008. As a percentage of revenues, operating income increased from 13.7% for the quarter ended June 30, 2007 to 24.7% for the quarter ended June 30, 2008.

Interest income. Interest income increased by $89,000 from $56,000 for the three months ended June 30, 2007 to $145,000 for the three months ended June 30, 2008. The increase was primarily due to increased average cash balances on which interest income is generated partially offset by a decrease in interest rates.

Interest expense. Interest expense decreased $0.3 million, or 22.3%, from $1.3 million for the quarter ended June 30, 2007 to $1.0 million for the quarter ended June 30, 2008. The decrease in interest expense is primarily due to decreased debt balances and interest rates during the quarter ended June 30, 2008 as compared to the quarter ended June 30, 2007.

Other income (expense), net. Other income (expense), net decreased by $1,000 from $69,000 for the quarter ended June 30, 2007 to $68,000 for the quarter ended June 30, 2008. The decrease was primarily due to a decrease in fees paid to the Company’s bank and related lenders.

OMEGA PROTEIN CORPORATION

Provision for income taxes. The Company recorded a $4.0 million provision for income taxes for the quarter ended June 30, 2008 representing an effective tax rate of 37.5% for income taxes compared to 34.0% for the quarter ended June 30, 2007. The increase in the effective tax rate is the result of the Company’s expected taxable income and related statutory tax bracket. The Company believes that it is more probable than not that the recorded estimated deferred tax asset benefits and state operating loss carry-forwards will be realized except for the amount for which a valuation allowance has been provided. The statutory tax rate of 35% and 34% for U.S. federal taxes was in effect for the three month periods ended June 30, 2008 and 2007, respectively.

Interim Results for the Six Months ended June 30, 2008 and June 30, 2007

Revenues. Revenues increased $15.0 million, or 22.0%, from $68.2 million for the six month period ended June 30, 2007 to $83.2 million for the six month period ended June 30, 2008. The increase in revenues was due to higher sales prices of 3.6% and 56.2% for the Company’s fish meal and fish oil, respectively, and higher sales volumes of 16.9% for the Company’s fish oil, which was partially offset by lower sales volumes of 3.9% for the Company’s fish meal. Considering fish meal, fish oil and fish solubles sales activities in total, the Company experienced a $13.3 million increase in revenues due to increased sales prices and a $1.7 million increase in revenue caused by increased sales volumes, when comparing the six month period ended June 30, 2008 to the six month period ended June 30, 2007.

Cost of Sales. Cost of sales, including depreciation and amortization, for the six month period ended June 30, 2008 was $59.1 million, a $5.9 million increase, or 11.1%, as compared to the six month period ended June 30, 2007. Cost of sales as a percentage of revenues was 70.9% for the six month period ended June 30, 2008 as compared to 77.9% for the six month period ended June 30, 2007. The decrease in cost of sales as percentage of revenue was primarily due to increased fish oil sales prices, partially offset by increased per unit production costs due to increased labor and repair costs.

Gross Profit. Gross profit increased $9.1 million, or 60.6%, from $15.1 million for the six month period ended June 30, 2007 to $24.2 million for the six month period ended June 30, 2008. Gross profit as a percentage of revenues was 29.1% for the six month period ended June 30, 2008 as compared to 22.1% for the six month period ended June 30, 2007. The increase in gross profit was primarily due to increased fish oil sales prices partially offset by increased per unit production costs as discussed above.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased $0.5 million, or 6.3%, from $8.2 million for the six month period ended June 30, 2007 to $7.7 million for the six month period ended June 30, 2008. The decrease was primarily due to decreased employee bonuses, partially offset by increased government relations activities during the six month period ended June 30, 2008, as compared to the six month period ended June 30, 2007.

Research and development expenses. Research and development expenses increased $0.3 million from approximately $0.4 million for the six month period ended June 30, 2007 to approximately $0.7 million for the six month period ended June 30, 2008. The increase is due to the increase in equipment and employees for the OmegaPure Technology and Innovation Center, which commenced operations in January 2007 but wasn’t fully staffed until latter part of 2007.

(Gain) loss on disposal of assets. Loss on disposal of assets was $0.2 million for the six month period ended June 30, 2008 and 2007. The losses were the result of disposals of miscellaneous assets in the ordinary course of business.

OMEGA PROTEIN CORPORATION

Operating income. As a result of the factors discussed above, the Company’s operating income increased $9.4 million from $6.3 million for the six month period ended June 30, 2007 to $15.7 million for the six month period ended June 30, 2008. As a percentage of revenues, operating income increased from 9.2% for the six month period ended June 30, 2007 to 18.8% for the six month period ended June 30, 2008.

Interest income. Interest income increased by $0.2 million from $0.1 million for the six month period ended June 30, 2007 to $0.3 million for the six month period ended June 30, 2008. The increase was primarily due to increased average cash balances on which interest income is generated partially offset by a decrease in interest rates.

Interest expense. Interest expense decreased $0.7 million, or 25.3%, from $2.9 million for the six month period ended June 30, 2007 to $2.2 million for the six month period ended June 30, 2008. The decrease in interest expense is primarily due to decreased debt balances and interest rates during the six month period ended June 30, 2008 as compared to the six month period ended June 30, 2007.

Loss resulting from debt refinancing. Loss resulting from debt refinancing was $3.0 million for the six month period ended June 30, 2007. The expenses relate to previously deferred debt issuance cost and other costs that became immediately recognized when the Company refinanced its prior credit facility on March 26, 2007. No such loss was incurred during the six month period ended June 30, 2008.

Other income (expense), net. Other income (expense), net decreased by $0.1 million from $0.2 million for the six month period ended June 30, 2007 to $0.1 million for the six month period ended June 30, 2008. The decrease was primarily due to a decrease in fees paid to the Company’s bank and related lenders.

Provision for income taxes. The Company recorded a $5.0 million provision for income taxes for the six month period ended June 30, 2008 representing an effective tax rate of 36.9% for income taxes compared to 33.9% for the six month period ended June 30, 2007. The increase in the effective tax rate is the result of the Company’s expected taxable income and related statutory tax bracket. The Company believes that it is more probable than not that the recorded estimated deferred tax asset benefits and state operating loss carry-forwards will be realized except for the amount for which a valuation allowance has been provided. The statutory tax rate of 35% and 34% for U.S. federal taxes was in effect for the six month periods ended June 30, 2008 and 2007, respectively.

Seasonal and Quarterly Results

The Company’s menhaden harvesting and processing business is seasonal in nature. The Company generally has higher sales during the menhaden harvesting season (which includes the second and third quarter of each year) due to increased product availability, but prices during the fishing season tend to be lower than during the off-season. Additionally, due to the sharp increase in fish oil prices during 2008 and the resultant increase in gross profit margins for those products, any variation in the mix of product sales between quarters may result in significant variations of total gross profit margins. As a result, the Company’s quarterly operating results have fluctuated in the past and may fluctuate in the future. In addition, from time to time the Company defers sales of inventory based on worldwide prices for competing products that affect prices for the Company’s products which may affect comparable period comparisons.

Liquidity and Capital Resources

Historically, the Company’s primary sources of liquidity and capital resources have been cash flows from operations, bank credit facilities and term loans from various lenders provided pursuant to the U.S. Maritime Administration’s Fisheries Finance Program (“FFP”), which is offered through National Marine Fisheries Services

OMEGA PROTEIN CORPORATION

(“NMFS”) under Title XI of the Marine Act of 1936 (“Title XI”). These sources of cash flows have been used for operations, capital expenditures, payment of long-term debt and the purchase and retirement of shares of the Company’s common stock in 2006.

At June 30, 2008, the Company had an unrestricted cash balance of $23.8 million, up $4.5 million from December 31, 2007. This increase was primarily due to increased revenue and proceeds received from stock options exercised for the six months ended June 30, 2008, offset by capital expenditures and costs incurred related to the preparation for the 2008 fishing season. The Company’s annual revenues and its resulting liquidity are highly dependent on annual fish catch, production yields, selling prices for its products and inventories available for sale. While the Company’s fish catch and selling prices for its products increased in 2007 and 2006 over 2005, those increases were offset by very poor fish oil yields during 2006, which resulted in significantly higher per unit inventory costs and fewer volumes of fish oil available for future sale. These higher costs and lower volumes of fish oil available for sale adversely impacted the financial results in the first and second quarters of 2007. There was no similar impact in the third and fourth quarters of 2007 and first and second quarters of 2008.

The aggregate amount of the Company’s outstanding indebtedness at June 30, 2008 was approximately $62.1 million compared to approximately $65.3 million at December 31, 2007. The Company has a moderately leveraged financial structure, which could limit its financial flexibility in certain circumstances. In particular, the Company will be required to use a portion of its cash flows to pay principal and interest on its debt, which will reduce the amount of money the Company has for operations, capital expenditures, expansion, acquisitions or general corporate or other business activities. In addition, the covenants contained in the Company’s debt agreements limit its ability to borrow money in the future for acquisitions, capital expenditures or to meet the Company’s operating expenses or other general corporate obligations. See “Risk Factors - The Company has a substantial amount of indebtedness, which may adversely affect its ability to operate its business, remain in compliance with debt covenants and make payments on its debt.”

Source of Capital: Operations

Net cash flow (used in) provided by operating activities increased from approximately ($0.3) million for the six month period ended June 30, 2007 to $10.2 million for the six month period ended June 30, 2008. The increase in operating cash flow is primarily attributable to net income and changes in accounts receivable, inventory, accrued liabilities and accounts payable. Additionally, the Company incurred an early payment penalty of $0.9 million during the six month period ended June 30, 2007 related to the Company refinancing its prior credit facility.

Source of Capital: Debt

Net financing activities provided (used) cash of $7.0 million and ($5.6) million during the six month periods ended June 30, 2008 and 2007, respectively. The six month period ended June 30, 2008 included $3.2 million in debt principal payments and $10.2 million in proceeds and tax effects received from stock options exercised. The six month period ended June 30, 2007 included approximately $43.4 million in total borrowings, $51.0 million in principal payments with respect to the Company’s prior credit facility and other debt obligations, $0.7 million in debt issuance costs associated with the new Senior Credit Facility and $2.7 million in proceeds and tax effects received from stock options exercised.

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

On December 1, 2005, pursuant to the Title XI program, the FFP approved a second financing application made by the Company in the amount of $16.4 million (the “Second Approval Letter”). In May 2006, the Company submitted a $6.3 million financing request under the Second Approval Letter. The Company closed on the $6.3 financing in the first quarter of 2007. As of June 30, 2008, the Company had approximately $29.7 million of borrowings outstanding under Title XI and was in compliance with all of the covenants contained therein.

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

Date of Contract	Original Notional Amount	Contracted Interest Rate	Total Asset (Liability) as of June 30, 2008	Total Deferred Tax Asset (Liability) as of June 30, 2008	Notional Amount as of June 30, 2008
April 4, 2007	$19,950,000	5.16%	$(630,800)	$214,500	$18,453,800
February 7, 2008	10,237,500	3.36%	111,000	(37,700)	9,712,500
March 19, 2008	4,436,250	2.96%	90,700	(30,800)	4,208,700

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

OMEGA PROTEIN CORPORATION

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

As of June 30, 2008, the Company was in compliance with all applicable financial covenants.

The Senior Credit Facility will terminate on March 26, 2012 (the “Maturity Date”). All loans and all other obligations outstanding under the Senior Credit Facility shall be payable in full on the Maturity Date. For a more detailed description of the terms and conditions of the Credit Agreement, see the Company’s Current Report on Form 8-K filed with the SEC on March 30, 2007.

As of June 30, 2008, the Company had $32.4 million outstanding under the Term Loan and approximately $2.8 million in letters of credit issued primarily in support of worker’s compensation insurance programs. As of June 30, 2008, the Company had $13.1 million available under the Revolving Credit Facility and the Company was in compliance with all of the covenants under the Senior Credit Facility. The Company has no off-balance sheet arrangements other than normal operating leases and standby letters of credit.

Use of Capital: Operations

Net investing activities (used) provided cash of ($12.7) million and $1.8 million for the six month periods ended June 30, 2008 and 2007, respectively. The Company’s investing activities consist mainly of capital expenditures for equipment purchases, replacements, vessel refurbishments, and fish oil refining processes. The Company made capital expenditures of approximately $12.8 million and $4.8 million, for the six month periods ended June 30, 2008 and 2007, respectively. The Company anticipates making an additional $3.3 million in capital expenditures during the remainder of 2008 primarily for the refurbishment of vessels and plant assets and for the repair of certain equipment. Investing activities also includes the receipt of $0.1 million related to proceeds from disposition of assets for the six month period ended June 30, 2008, and $6.5 million from insurance companies relating to Hurricanes Katrina and Rita for the six month period ended June 30, 2007.

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

OMEGA PROTEIN CORPORATION

Use of Capital: Contractual Obligations

The following tables aggregate information about the Company’s contractual cash obligations and other commercial commitments (in thousands) as of June 30, 2008:

	Payments Due by Period
Contractual Cash Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years
Long term debt	$62,075	$6,983	$17,937	$20,032	$17,123
Capital lease obligation	1,027	137	374	516	—
Interest on long term debt and capital lease obligation	18,870	4,128	6,681	3,671	4,390
Operating lease obligations	7,136	1,925	2,127	1,456	1,628
Pension funding	3,386	497	1,505	1,314	70
Standby letters of credit (1)	2,815	2,815	—	—	—

Total Contractual Cash Obligations	$95,309	$16,485	$28,624	$26,989	$23,211

(1)	As of June 30, 2008, the Company had $2.8 million in standby letters of credit under the Senior Credit Facility.

Subsequent to June 30, 2008, the Company committed to purchase portions of its expected natural gas usage totaling $1.7 million which will be utilized during the remainder of the 2008 fishing season and $1.2 million which will be utilized during the 2009 fishing season.

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

The Company is also exposed to market risk associated with natural gas and diesel prices. Partially mitigating this risk, the Company purchased natural gas call options which gave the Company the right to purchase natural gas at a price of $10.50 per MMBTU between April 1, 2008 and June 30, 2008. The Company is currently exposed to market risk associated with increases in natural gas prices. No similar transactions have been obtained for diesel.

Although the Company sells products in foreign countries, all of the Company’s revenues are billed and paid for in US dollars. As a result, management does not believe that the Company is exposed to any significant foreign country currency exchange risk, and the Company does not utilize market risk sensitive instruments to manage its exposure to this risk.

OMEGA PROTEIN CORPORATION

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

OMEGA PROTEIN CORPORATION

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

The Company’s fish oil yields can vary. For example, the Company’s oil yields for the 2006 fishing season were lower by 28% compared to those in the 2005 fishing season and were lower by 24% compared to the Company’s 10 year oil yield average. The Company believes that the causes of lower fish oil yields relate to fish diet, weather and water temperature but such causes are not generally well understood. Poor oil yields result in significantly higher per unit inventory costs and fewer volumes available for future sale.

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

One example of potentially restrictive regulation is an addendum to a fisheries management plan recommended by a regional regulatory commission in August 2005. The Commonwealth of Virginia has declined to adopt the regulatory commission’s recommended plan but has instead adopted its own restrictions whereby the Company’s Chesapeake Bay menhaden harvest would be capped for a five year period at a recent five-year average (2001 to 2005) of 109,020 metric tons per year. The Virginia restrictions also allow for a credit whereby any under-harvest in a particular year below the 109,020 metric ton cap would be added to increase the cap for the following year, up to a maximum of 122,740 metric tons per year. The Company supported Virginia’s proposal and voluntarily complied with its limitations in 2006. This compliance had no effect on the Company’s Chesapeake Bay harvest in 2007 and is not expected to have a material adverse effect on the Chesapeake Bay harvest in 2008. As a result of the 2007 Chesapeake Bay’s underharvest, the 2008 Chesapeake Bay catch limit will be 122,740 metric tons. The regulations are expected to be effective commencing with the 2009 fishing season.

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

Risks Relating to the Company’s Ongoing Operations:

The Company has a substantial amount of indebtedness, which may adversely affect its ability to operate its business, remain in compliance with debt covenants and make payments on its debt. As of

OMEGA PROTEIN CORPORATION

June 30, 2008, the aggregate amount of the Company’s outstanding indebtedness under its Senior Credit Facility and its loan agreements under the Title XI Fisheries Finance Program was approximately $62.1 million. The Company’s outstanding indebtedness could have important consequences for you, including the following:

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

The U.S. Congress has to date failed to re-authorize the Save Our Small and Seasonal Business Act amendment to the H2B visa program which would allow returning H2B workers from certain prior years from being counted against the H2B visa program’s annual 66,000 visa cap. Because of the relatively low visa cap number, the Company has not received its historical allotment of H2B workers for the 2008 fishing season. Accordingly, the Company is utilizing all domestic workers for its 2008 fishing season. The Company has changed its recruiting programs to completely replace H2B workers, including raising certain wage scales, implementing sign-on bonuses for certain positions, offering referral fees for qualified workers, and other benefits, all of which have resulted in additional costs for the Company. In addition, some of the newly hired domestic workers have not worked in the menhaden fishing business prior to working for the Company, unlike many H2B workers who typically return year after year with the benefits of their training and experience. These newer inexperienced workers have resulted in increased training costs and likely lower productivity for the Company’s operations.

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

Investment Risks. Investment risks specifically related to the Company’s common stock include:

The limited liquidity for the Company’s common stock could affect your ability to sell your shares at a satisfactory price. The Company’s common stock is relatively illiquid. As of June 30, 2008, the Company had approximately 18.5 million shares of common stock outstanding. The average daily trading volume in the common stock during the prior 60 calendar days ending on that date was approximately 244,800 shares. A more active public market for the Company’s common stock, however, may not develop, which would continue to adversely affect the trading price and liquidity of the common stock. Moreover, a thin trading market for the common stock causes the market price for the common stock to fluctuate significantly more

OMEGA PROTEIN CORPORATION

than the stock market as a whole. Without a large float, the Company’s common stock is less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of the common stock may be more volatile. In addition, in the absence of an active public trading market, you may be unable to liquidate your investment in the Company at a satisfactory price.

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

The number of shares of the Company’s common stock eligible for future sale could adversely affect the market price of its stock. The Company had outstanding options to purchase approximately 0.8 million shares of its common stock with a weighted average exercise price of $6.46 per share as of June 30, 2008. These shares of common stock are registered for resale on currently effective registration statements. In addition, the Company has registered the resale of 5,232,708 shares of common stock that were sold by Zapata to certain purchasers in a private transaction on a currently effective registration statement. Certain of the Company’s officers and directors have also entered into Rule 10b5-1 sales plans with brokers unaffiliated with the Company whereby they have committed to sell automatically and without discretion a predetermined number of shares of the Company’s common stock over a period of time according to their own individual criteria. The Company may issue additional restricted securities or register additional shares of common stock under the Securities Act in the future. The issuance of a significant number of shares of common stock upon the exercise of stock options, or the availability for sale, or sale, of a substantial number of the shares of common stock eligible for future sale under effective registration statements, under Rule 144 or otherwise, could adversely affect the market price of the common stock.

The Company’s Articles of Incorporation and Bylaws have provisions that discourage corporate takeovers and could prevent stockholders from realizing a premium on their investment. Certain provisions of the Company’s Articles of Incorporation and Bylaws, as well as the Nevada Corporation Law, to which the Company is subject, could delay or frustrate the removal of incumbent directors and could make difficult a merger, tender offer or proxy contest involving the Company, even if such events could be viewed as beneficial by its stockholders. The Company’s Board of Directors is empowered to issue preferred stock in one or more series without stockholder action. Any issuance of this blank-check preferred stock could materially limit the rights of holders of the Company’s common stock and render more difficult or discourage an attempt to obtain control of the Company by means of a tender offer, merger, proxy contest or otherwise. In additional, the Articles of Incorporation and Bylaws contain a number of provisions which could impede a takeover or change in control of the Company, including, among other things, staggered terms for members of its Board of Directors, the requiring of two-thirds vote of stockholders to amend certain provisions of the Articles of Incorporation or the inability to take action by written consent or to call special stockholder meetings. Certain provisions of the Nevada Corporation Law could also discourage takeover attempts that have not been approved by the Company’s Board of Directors. In addition, federal law requires that at least 75% of the Company’s outstanding capital stock be owned by U.S. citizens which will discourage takeover attempts by potential foreign purchasers.

The Company has not paid dividends and does not expect to pay dividends in the near future. The Company has never declared or paid any cash dividends on its common stock since it became a public company in April 1998 and has no intention to do so in the near future. Any determination as to payment of

OMEGA PROTEIN CORPORATION

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

On May 27, 2008, the Company held its 2008 Annual Meeting of Stockholders. The matters voted on at the meeting and the results of the meeting were as follows:

A. Election of Class I Directors.

The stockholders elected Dr. Gary Allee and Dr. William Lands III as Class I Directors, with 12,477,474 shares voted for and 112,141 shares that withheld authority for Dr. Allee, and 12,476,771 shares voted for and 112,844 shares that withheld authority for Dr. Lands. There were no broker non-votes. The Class I Directors’ terms expire at the 2011 Annual Meeting of Stockholders.

The Class II directors, whose terms expire at the 2009 Annual Meeting of Stockholders, are Gary R. Goodwin and Harry O. Nicodemus, IV. The Class III directors, whose terms expire at the 2010 Annual Meeting of Stockholders, are Paul Kearns and Joseph L. von Rosenberg III.

B. Ratification of Appointment of Independent Registered Public Accounting Firm

The stockholders ratified the appointment of PricewaterhouseCoopers, LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008, with 12,327,541 shares voted for, 202,633 shares voted against and 59,441 shares voted abstaining. There were no broker non-votes.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description of Exhibit
31.1	Rule 13a-14(a)/15d-14(a) Certification for Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification for Chief Financial Officer.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Chief Executive Officer.

OMEGA PROTEIN CORPORATION

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Chief Financial Officer.

*	Incorporated by reference

OMEGA PROTEIN CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMEGA PROTEIN CORPORATION
(Registrant)

August 7, 2008	By:	/s/ ROBERT W. STOCKTON
(Executive Vice President, Chief Financial Officer)