Form 10-Q
period 2008-09-30
OMEGA PROTEIN CORP
filed 2008-11-10
CIK 1053650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Number of shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, on November 6, 2008: 18,710,096.

OMEGA PROTEIN CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Condensed Consolidated Balance Sheet as of September 30, 2008 and December 31, 2007	3
Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income for the three months and nine months ended September 30, 2008 and 2007	4
Unaudited Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2008 and 2007	5
Unaudited Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2008	6
Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3. Quantitative and Qualitative Disclosures About Market Risk	46

Item 4. Controls and Procedures	47

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	48

Item 1A. Risk Factors	48

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	55

Item 3. Defaults Upon Senior Securities	55

Item 4. Submission of Matters to a Vote of Security Holders	55

Item 5. Other Information	55

Item 6. Exhibits	55

Signatures	56

OMEGA PROTEIN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

(Dollars in thousands, except per share amounts)

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements and Notes

	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$15,214	$19,292
Receivables, net	45,451	16,051
Inventories	78,243	70,852
Prepaid expenses and other current assets	1,358	1,456

Total current assets	140,266	107,651
Other assets, net	3,655	3,344
Deferred tax assets, net	—	175
Property, plant and equipment, net	102,554	96,659

Total assets	$246,475	$207,829

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$7,336	$6,283
Current portion of capital lease obligation	287	—
Accounts payable	1,595	2,459
Accrued liabilities	32,589	15,067
Deferred tax liabilities, net	2,138	381

Total current liabilities	43,945	24,190
Long-term debt, net of current maturities	53,195	58,976
Capital lease obligation, net of current portion	1,717	—
Interest rate swap liability, net of current portion	189	459
Pension liabilities, net	4,202	5,749

Total liabilities	103,248	89,374

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 authorized shares; none issued	—	—
Common Stock, $0.01 par value; 80,000,000 authorized shares; 18,710,096 and 17,453,702 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	187	175
Capital in excess of par value	114,395	101,865
Retained earnings	35,171	23,435
Accumulated other comprehensive loss	(6,526)	(7,020)

Total stockholders’ equity	143,227	118,455

Total liabilities and stockholders’ equity	$246,475	$207,829

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OMEGA PROTEIN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

(Dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues	$54,507	$44,590	$137,744	$112,813
Cost of sales	43,923	33,640	102,976	86,805

Gross profit	10,584	10,950	34,768	26,008

Selling, general, and administrative expense	4,211	3,477	11,874	11,656
Research and development expense	630	278	1,280	665
Loss resulting from natural disaster, net - 2008	1,025	—	1,025	—
Insurance recoveries and other proceeds - 2005	(1,150)	(5,172)	(1,150)	(5,172)
Loss on disposal of assets	548	55	733	239

Operating income	5,320	12,312	21,006	18,620
Interest income	128	71	427	205
Interest expense	(1,106)	(1,275)	(3,303)	(4,215)
Loss resulting from debt refinancing	—	—	—	(3,024)
Other income (expense), net	107	(75)	(17)	(246)

Income before income taxes	4,449	11,033	18,113	11,340
Provision for income taxes	1,335	3,880	6,377	3,984

Net income	3,114	7,153	11,736	7,356

Other comprehensive income:

Recognized actuarial net loss, net of tax benefit of $67, $104, $199 and $315, respectively	129	204	384	612
Interest rate swap adjustment, net of tax benefit (expense) of $25, $132, ($57) and $96, respectively	(50)	(259)	110	(188)
Foreign currency translation adjustment, net of $0, $0, $0 and $4, respectively	—	—	—	8

Comprehensive income	$3,193	$7,098	$12,230	$7,788

Basic earnings per share	$0.17	$0.42	$0.65	$0.44

Weighted average common shares outstanding	18,624	16,971	18,160	16,635

Diluted earnings per share	$0.16	$0.41	$0.63	$0.42

Weighted average common shares and potential common share equivalents outstanding	18,875	17,591	18,541	17,325

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OMEGA PROTEIN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in thousands, except per share amounts)

	Nine Months Ended September 30,
	2008	2007
Cash flow (used in) provided by operating activities:
Net income	$11,736	$7,356
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	9,692	9,998
Involuntary conversion from natural disaster - 2008	3,206	—
Additional insurance recoveries and other proceeds - 2005	(1,150)	(5,172)
Loss resulting from debt refinancing	—	2,151
Loss on disposal of assets, net	733	239
Provisions for losses on receivables	36	23
Share based compensation	290	225
Deferred income taxes	1,875	2,280
Changes in assets and liabilities:
Receivables	(29,488)	(9,389)
Inventories	(7,391)	(16,641)
Prepaid expenses and other current assets	98	146
Other assets	(1,279)	(1,343)
Accounts payable	(864)	60
Accrued liabilities	17,419	8,652
Pension liability, net	(1,163)	(1,719)
Other, net	—	32

Total adjustments	(7,986)	(10,458)

Net cash provided by (used in) operating activities	3,750	(3,102)

Cash flow (used in) provided by investing activities:
Capital expenditures	(16,579)	(5,389)
Proceeds from disposition of assets	149	—
Proceeds from insurance companies, hurricanes	—	13,172
Proceeds from federal hurricane recovery grant	1,150	—

Net cash (used in) provided by investing activities	(15,280)	7,783

Cash flow provided by (used in) financing activities:
Principal payments of long-term debt	(4,728)	(56,112)
Principal payments of capital lease obligation	(72)	—
Debt issuance costs	—	(723)
Proceeds from borrowings	—	47,349
Proceeds from stock options exercised	9,358	1,872
Tax effect of stock options exercised	2,894	1,647

Net cash provided by (used in) financing activities	7,452	(5,967)

Effect of exchange rate changes on cash and cash equivalents	—	8

Net decrease in cash and cash equivalents	(4,078)	(1,278)
Cash and cash equivalents at beginning of year	19,292	7,993

Cash and cash equivalents at end of period	$15,214	$6,715

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OMEGA PROTEIN CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars and shares in thousands)

	Common Stock		Capital Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2007	17,454	$175	$101,865	$23,435	$(7,020)	$118,455
Issuance of common stock	1,256	12	9,636	—	—	9,648
Tax benefit from exercise of stock options	—	—	2,894	—	—	2,894
Comprehensive income:
Net income	—	—	—	11,736	—	11,736
Other comprehensive income (loss):
Recognized actuarial net loss, net of tax benefit of $199	—	—	—	—	384	384
Interest rate swap adjustment, net of tax expense of $57	—	—	—	—	110	110

Total comprehensive income				11,736	494	12,230

Balance at September 30, 2008	18,710	$187	$114,395	$35,171	$(6,526)	$143,227

The accompanying notes are an integral part of the consolidated financial statements.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Significant Accounting Policies

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

In the opinion of management the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the Company’s consolidated financial position as of September 30, 2008, and the results of its operations for the three and nine month periods ended September 30, 2008 and its cash flows for the nine month periods ended September 30, 2008 and 2007. Operating results are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Hurricane Losses and Insurance Recoveries

2008 Hurricane Activity

On September 13, 2008, the Company’s Abbeville and Cameron, Louisiana fish processing facilities were damaged by Hurricane Ike. Both of these facilities were non-operational immediately after these weather events. Operations at the Abbeville fish processing facility were restored to full capacity on September 22, 2008. The Company anticipates the Cameron fish processing facility to be fully functional prior to the beginning of the 2009 fishing season.

The direct impact of Hurricane Ike upon the Company was a loss of physical inventories and physical damage to the plants. The interruption of processing capabilities caused the Company to address the impact of abnormal downtime of its processing facilities, which resulted in the immediate recognition of costs which would ordinarily have been captured as inventory costs. The amounts of these losses are more fully described in Notes 2, 3, 5 and 12.

The Company maintains insurance coverage for a variety of these damages, most notably property, inventory, vessel and business interruption insurance. The nature and extent of the insurance coverage varies by line of policy and the Company has recorded insurance recoveries as accounts receivable based on preliminary estimates and discussions with its insurers and adjusters. On October 17, 2008, the Company received an advance of $2.5 million from its primary insurance carrier.

2005 Hurricane Activity

On August 29, 2005, the Company’s Moss Point, Mississippi fish processing facility and adjacent shipyard were severely damaged by Hurricane Katrina. On September 25, 2005, the Company’s Cameron and Abbeville, Louisiana fish processing facilities were also severely damaged by Hurricane Rita.

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

On September 30, 2008, the Company received a grant of $1.2 million, net of fees and expenses, from the Louisiana Department of Wildlife and Fisheries. The grant provides assistance for commercial fishing owners

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

impacted by Hurricanes Katrina and Rita in 2005. Additional grants for 2005 hurricane assistance may also be available from the state of Mississippi, but the Company is unable to predict when such aid, if any, may be available or in what amounts.

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

In addition to the above insurance policies, the Company maintains insurance coverage for property, inventory and business interruption insurance. The nature and extent of the insurance coverage varies by line of policy and the Company has recorded insurance recoveries related to Hurricane Ike up to the policy maximum of $10 million as accounts receivable based on preliminary estimates and discussions with its insurers and adjusters.

Advertising Costs

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

For the nine month period ended September 30, 2008, the Company recorded gains in the unallocated inventory cost pool of $29,000 related to the settlement of natural gas call options above the $10.50 option price.

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

Date of Contract	Original Notional Amount	Contracted Interest Rate	Total Asset (Liability) as of September 30, 2008	Total Deferred Tax Asset (Liability) as of September 30, 2008	Notional Amount as of September 30, 2008
April 4, 2007	$19,950,000	5.16%	$(637,600)	$216,800	$17,955,000
February 7, 2008	10,237,500	3.36%	66,900	(22,700)	9,450,000
March 19, 2008	4,436,250	2.96%	67,700	(23,000)	4,095,000

			$(503,000)	$171,100

As of September 30, 2008, the Company has recorded a long-term liability of $188,700, net of the current portion of $314,300, to recognize the fair value of interest rate derivatives, and has also recorded a deferred tax asset of $171,100 associated therewith. The change in fair value from inception to September 30, 2008 is recorded in “other comprehensive income” in the Company’s consolidated financial statements. The following table illustrates the changes recorded, net of tax, in accumulated other comprehensive loss resulting from the interest rate swap agreements.

(in thousands)
Balance at January 1, 2008	$(442)
Net gain/(loss), net of tax, reclassified into earnings	(169)
Net change associated with current period swap transactions, net of tax	279

Balance at September 30, 2008	$(332)

The $332,000 reported in accumulated other comprehensive loss as of September 30, 2008 will be reclassified to earnings, through “interest expense”, on a quarterly basis until 2012, when the interest rate swaps expire. The

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

amount to be reclassified to earnings, net of taxes, during the next 12 months is expected to be approximately $207,400.

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

Income Taxes

The Company utilizes the liability method to account for income taxes. This method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of existing temporary differences between the financial reporting and tax reporting basis of assets and liabilities, and operating loss and tax credits carryforwards for tax purposes. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. The Company believes that the deferred tax assets recorded as of September 30, 2008 are realizable through future reversals of existing taxable temporary differences and future taxable income. If the Company were to subsequently determine that it would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to deferred tax assets would increase earnings for the period in which such determination was made. The Company will continue to assess the adequacy of the valuation allowance on a quarterly basis. Any changes to the estimated valuation allowance could be material to the consolidated financial condition and results of operations.

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

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

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

Interest is capitalized only during the period of time required to complete and prepare the asset for its intended use. For the three and nine month periods ended September 30, 2008 and 2007, the Company capitalized interest of approximately $31,800, $16,000, $160,000 and $55,800, respectively.

Pension Plans

As of December 31, 2006, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. This statement requires the recognition of the overfunded or underfunded status of defined benefit pension and postretirement plans as an asset or liability in its statement of financial position and the recognition of changes in that funded status in the year in which the changes occur through other comprehensive income. The statement also changes financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The Company’s policy is to fund U.S. pension plans at amounts not less than the minimum requirements of the Employee Retirement Income Security Act of 1974 and generally for obligations under its foreign plans to deposit funds with trustees under insurance policies.

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

Accumulated Comprehensive Loss

The components of accumulated other comprehensive loss included in shareholder’s equity are as follows:

	September 30,	December 31,
	2008	2007
	(in thousands)
Cumulative Translation Adjustments, net of tax benefit of $13 as of September 30, 2008 and December 31, 2007	$(25)	$(25)
Pension Benefits Adjustments, net of tax benefit of $3,178 as of September 30, 2008 and $3,377 as of December 31, 2007	(6,169)	(6,553)

Fair Value of Interest Rate Swap, net of tax benefit of $171 as of September 30, 2008 and $228 as of December 31, 2007	(332)	(442)

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Accumulated Other Comprehensive Loss	$(6,526)	$(7,020)

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

At September 30, 2008 and December 31, 2007, the Company had cash deposits concentrated primarily in one major bank. In addition, the Company had certificates of deposit and commercial quality grade investments A2P2 rated or better with companies and financial institutions. The Company believes that credit risk in such investments is minimal.

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

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

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

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

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

Stock-Based Compensation

The Company has a stock-based compensation plan, which is described in more detail in Note 11 to the consolidated financial statements of the Company’s Form 10-K for the fiscal year ended December 31, 2007. Net income (loss) for the three and nine months ended September 30, 2008 and 2007 includes $225,000, $177,000, $439,000 and $340,000 ($149,000, $117,000, $290,000 and $225,000 after-tax), respectively, of share-based compensation costs which are included in selling, general and administrative expenses in the condensed consolidated statement of operations and comprehensive income. As of September 30, 2008, there was $583,000 ($385,000 after-tax) of total unrecognized compensation costs related to nonvested share-based compensation that is expected to be recognized over a weighted-average period of 2.0 years, of which $127,000 ($84,000 after-tax) of total share-based compensation is expected to be recognized during the remainder of fiscal year 2008.

Note 2. Accounts Receivable

Accounts receivable as of September 30, 2008 and December 31, 2007 are summarized as follows:

	September 30,	December 31,
	2008	2007
	(in thousands)
Trade	$28,725	$14,767
Insurance	16,282	727
Employee	73	21
Income tax	362	583
Other	165	73

Total accounts receivable	45,607	16,171
Less: allowance for doubtful accounts	(156)	(120)

Receivables, net	$45,451	$16,051

As a result of Hurricane Ike (see Note 12 – Hurricane Losses, Insurance Recoveries and Other Proceeds), the Company sustained damage to its Abbeville and Cameron, Louisiana fish processing facilities. Based on preliminary discussions with its insurers and adjusters, the Company believes its hurricane related insurance recoveries will total approximately $10.0 million, which the Company has currently recognized as an account receivable as of September 30, 2008. This estimate may change as additional information becomes available. Subsequent to September 30, 2008, the Company received an advance of $2.5 million from its primary insurance carrier.

Note 3. Inventory

The major classes of inventory as of September 30, 2008 and December 31, 2007 are summarized as follows:

September 30,	December 31,
2008	2007
(in thousands)

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Fish meal	$44,233	$42,937
Fish oil	26,509	13,590
Fish solubles	1,249	1,461
Unallocated inventory cost pool (including off-season costs)	262	6,848
Other materials & supplies	5,990	6,016

Total inventory	$78,243	$70,852

Inventory at September 30, 2008 and December 31, 2007 is stated at the lower of cost or market. The elements of unallocated inventory cost pool include plant and vessel related labor, utilities, rent, repairs and depreciation, to be allocated to inventories produced through the remainder of the 2008 fishing season.

As a result of Hurricane Ike, the Company sustained damage to its Cameron, Louisiana and Port Arthur, Texas fish meal inventory and Abbeville and Cameron, Louisiana materials and supplies inventory. The Company recognized a $1.6 million fish meal inventory write-off and $0.3 million materials and supplies write-off for the three and nine month periods ended September 30, 2008. See Note 12 – Hurricane Losses, Insurance Recoveries and Other Proceeds.

The hurricanes also affected the Company’s 2008 Gulf of Mexico fishing season due to the closure of two fish processing facilities in the Gulf of Mexico region. As a result of these closures and their impact on fishing, the Company has recognized a $5.4 million unallocated inventory cost pool write-off and a $0.3 million write-off related to idle plant cost for the three and nine month periods ended September 30, 2008. See Note 12 – Hurricane Losses, Insurance Recoveries and Other Proceeds.

Note 4. Other Assets

Other assets as of September 30, 2008 and December 31, 2007 are summarized as follows:

	September 30,	December 31,
	2008	2007
	(in thousands)
Fish nets, net of accumulated amortization of $2,180 and $2,008	$1,435	$1,093
Insurance receivable, net of allowance for doubtful accounts	1,069	1,082
Federal and state income tax receivable	202	—
Title XI loan origination fee	331	374
Other debt issuance costs	565	736
Deposits and other	53	59

Total other assets, net	$3,655	$3,344

Amortization expense for fishing nets amounted to approximately $271,000, $225,000, $771,000 and $597,000 for the three and nine months ended September 30, 2008 and 2007, respectively.

The Company carries insurance for certain losses relating to its vessels and Jones Act liability for employees aboard its vessels (collectively, “Vessel Claims Insurance”). The typical Vessel Claims Insurance policy contains an annual aggregate deductible (“AAD”) for which the Company remains responsible, while the insurance carrier is responsible for all applicable amounts which exceed the AAD. It is the Company’s policy to accrue current amounts due and record amounts paid out on each claim. Once payments exceed the AAD, the Company records an insurance receivable for a given policy year, net of allowance for doubtful accounts. As of September 30, 2008 and December 31, 2007, the allowance for doubtful insurance receivable accounts was $2.0 million.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Note 5. Property and Equipment

Property and equipment at September 30, 2008 and December 31, 2007 are summarized as follows:

	September 30,	December 31,
	2008	2007
	(in thousands)
Land	$7,690	$7,690
Plant assets	101,491	101,171
Fishing vessels and marine equipment	98,729	95,193
Furniture and fixtures	5,155	5,049
Construction in progress	11,885	4,166

Total property and equipment	224,950	213,269
Less: accumulated depreciation and impairment	(122,396)	(116,610)

Property, plant and equipment, net	$102,554	$96,659

Depreciation expense for the three and nine months ended September 30, 2008 and 2007 was $2.9 million, $2.9 million, $8.7 million and $9.2 million, respectively.

As a result of Hurricane Ike, the Company sustained damage to its property and equipment at its Abbeville and Cameron, Louisiana fish processing facilities. The Company recognized a $0.5 million and $0.3 million write-off of its property and equipment and related accumulated depreciation, respectively, for the three and nine month periods ended September 30, 2008, which resulted in an involuntary conversion loss. The Company also recognized a $3.0 million loss on the involuntary conversion of damaged property and equipment related to plant assets. See Note 12 – Hurricane Losses, Insurance Recoveries and Other Proceeds.

Note 6. Notes Payable and Long-Term Debt

At September 30, 2008 and December 31, 2007, the Company’s long-term debt consisted of the following:

	September 30,	December 31,
	2008	2007
	(in thousands)
U.S. government guaranteed obligations (Title XI loans) collateralized by a first lien on certain vessels and certain plant assets:
Amounts due in installments through 2016, interest from 6.49% to 7.6%	$28,785	$30,858
Amounts due in installments through 2014, interest at Eurodollar rates plus 0.45% (3.24% and 5.68% at September 30, 2008 and December 31, 2007, respectively)	246	276
Bank of America term loan, quarterly principal payments as defined, interest payable quarterly based on LIBOR plus an applicable rate (5.76% and 7.45% as of September 30, 2008 and December 31, 2007, respectively) maturing March 2012	31,500	34,125

Total debt	60,531	65,259
Less current maturities	(7,336)	(6,283)

Long-term debt	$53,195	$58,976

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

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

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

On December 1, 2005, pursuant to the Title XI program, the FFP approved a second financing application made by the Company in the amount of $16.4 million (the “Second Approval Letter”). In May 2006, the Company submitted a $6.3 million financing request under the Second Approval Letter. The Company closed on the $6.3 million FFP loan in the first quarter of 2007. As of September 30, 2008, the Company was in compliance with all of the covenants contained therein under both approval letters.

On March 26, 2007 (the “Closing Date”), the Company entered into a Credit Agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent, lender, swing line lender and letter of credit issuer, Regions Bank, Compass Bank and Farm Credit Bank of Texas (collectively, the “Lenders”). The Credit Agreement provides the Company with a $55 million senior credit facility (the “Senior Credit Facility”) consisting of (i) a 5-year revolving credit facility (the “Revolving Credit Facility”) of up to $20 million, including a $7.5 million sub-limit for the issuance of standby letters of credit and a $2.5 million sub-limit for swing line loans and (ii) a 5-year term loan (the “Term Loan”) of $35 million. The Senior Credit Facility replaced the Company’s prior credit facility, under which, as of the Closing Date, $28.7 million in principal was outstanding under a term loan and $6.5 million in principal was outstanding under revolving loans, and approximately $3.3 million in letters of credit were issued, primarily in support of worker’s compensation insurance programs. On the Closing Date, the Company drew down $35 million under the Term Loan and approximately $2.0 million under the Revolving Credit Facility, and had approximately $3.1 million issued in standby letters of credit, primarily in support of worker’s compensation insurance programs. The Senior Credit Facility is secured by a first priority lien on all of the Company’s assets, other than vessels, real estate and other assets pledged to secure loans made to the Company under the FFP. On September 29, 2008, the Credit Agreement was amended to increase the limit in the financial covenant in the Consolidated Capital Expenditures Covenant from $15 million to $21 million for the fiscal year ended 2008 with the limit returning to $15 million for any year thereafter. All other provisions remained unchanged.

During the nine month period ended September 30, 2007, as a result of the above mentioned refinancing, the Company expensed approximately $2.2 million in deferred debt issuance costs and $0.8 million as a prepayment penalty related to the prior credit facility.

As of September 30, 2008, the Company had $31.5 million outstanding under the Term Loan and $2.8 million in letters of credit issued primarily in support of worker’s compensation insurance programs. As of September 30, 2008, the Company had $17.2 million available under the Revolving Credit Facility and the Company was in compliance with all of the covenants under the Senior Credit Facility. The Company has no off-balance sheet arrangements other than normal operating leases and standby letters of credit.

Note 7. Capital Lease Obligation

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

On May 29, 2008 and July 10, 2008, the Company entered into capital lease agreements to lease barges for a period of 5 years. Following is a summary of future minimum payments under the capitalized lease agreements (in thousands):

2008	$129
2009	525
2010	551
2011	578
2012	609
2013	290

Total minimum lease payments	2,682
Less amount representing interest	(678)

Present value of minimum payments	2,004
Less current portion of capital lease obligation	(287)

Long-term capital lease obligation	$1,717

As of September 30, 2008, assets recorded under capital lease obligations are included in Property, Plant and Equipment, net as follows (in thousands):

Fishing vessels and marine equipment, at cost	$2,076
Less accumulated depreciation	(121)

Property, plant and equipment, net	$1,955

Note 8. Accrued Liabilities

Accrued liabilities as of September 30, 2008 and December 31, 2007 are summarized as follows:

	September 30,	December 31,
	2008	2007
	(in thousands)
Salary and benefits	$11,614	$3,959
Insurance	10,542	4,611
Taxes, other than income tax	1,321	33
Trade creditors	7,360	5,106
Fair market value of interest rate swap, current portion	314	211
FIN 48 liability	36	—
Income tax payable	346	—
Other	1,056	1,147

Total accrued liabilities	$32,589	$15,067

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

Note 10. Reconciliation of Basic and Diluted Per Share Data (in thousands except per share data)

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Data
Three Months Ended September 30, 2008
Net earnings	$3,114	—

Basic earnings per common share:
Earnings available to common shareholders	$3,114	18,624	$0.17

Effect of dilutive securities:
Stock options assumed exercised	—	251

Diluted earnings per common share:
Earnings available to common shareholders plus stock options assumed exercised	$3,114	18,875	$0.16

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Data
Three Months Ended September 30, 2007
Net earnings	$7,153	—

Basic earnings per common share:
Earnings available to common shareholders	$7,153	16,971	$0.42

Effect of dilutive securities:
Stock options assumed exercised	—	620

Diluted earnings per common share:
Earnings available to common shareholders plus stock options assumed exercised	$7,153	17,591	$0.41

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Data
Nine Months Ended September 30, 2008
Net earnings	$11,736	—

Basic earnings per common share:
Earnings available to common shareholders	$11,736	18,160	$0.65

Effect of dilutive securities:
Stock options assumed exercised	—	381

Diluted earnings per common share:
Earnings available to common shareholders plus stock options assumed exercised	$11,736	18,541	$0.63

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Data
Nine Months Ended September 30, 2007
Net earnings	$7,356	—

Basic earnings per common share:
Earnings available to common shareholders	$7,356	16,635	$0.44

Effect of dilutive securities:
Stock options assumed exercised	—	690

Diluted earnings per common share:
Earnings available to common shareholders plus stock options assumed exercised	$7,356	17,325	$0.42

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Options to purchase 98,000 and 1,121,000 shares of common stock at exercise prices ranging from $13.27 to $15.88 per share and $12.75 to $17.25 per share were outstanding during the three and nine months ended September 30, 2008, respectively, but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the shares during that period.

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

Note 11. Components of Net Periodic Benefit Cost

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Service cost	$—	$—	$—	$—
Interest cost	376	376	1,128	1,128
Expected return on plan assets	(401)	(405)	(1,203)	(1,215)
Amortization of prior service costs	—	—	—	—
Amortization of net loss	196	204	583	612

Net periodic pension cost	$171	$175	$508	$525

For the nine months ended September 30, 2008, the Company made approximately $1.5 million in contributions to the Company’s pension plan. The Company does not expect to make additional contributions to the pension plan during the remainder of 2008. For the nine months ended September 30, 2007, the Company had made $2.2 million in contributions to the pension plan.

Note 12. Hurricane Losses, Insurance Recoveries and Other Proceeds

2008 Hurricane

On September 13, 2008, the Company’s Abbeville and Cameron, Louisiana fish processing facilities were damaged by Hurricane Ike. For the three and nine month periods ending September 30, 2008, the following amounts have been recognized in the Company’s statement of operations:

Damaged fish meal inventory	$1,576,000
Write-off of other materials and supplies	287,000
Write-off of unallocated inventory cost pool	5,436,000
Involuntary conversion of property and equipment	3,206,000
Idle plant costs recognized as period expense	270,000
Clean-up costs incurred	250,000
Estimated insurance recoveries	(10,000,000)

Estimated losses in excess of insurance recoveries	$1,025,000

A substantial portion of the amounts listed above are based upon estimates and assumptions. Actual amounts, when available, could differ materially from those estimates and changes to those estimates could have a material affect on the Company’s future financial statements.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Not included in the amounts listed in the above table are the replacement capital costs of property and equipment, which did not have any book basis and were destroyed in the hurricane, and the costs of clean up incurred subsequent to September 30, 2008.

2005 Hurricanes

On August 29, 2005, the Company’s Moss Point, Mississippi fish processing facility and adjacent shipyard were severely damaged by Hurricane Katrina. On September 24, 2005, the Company’s Cameron, Louisiana and the Abbeville, Louisiana fish processing facilities were also severely damaged by Hurricane Rita. For the three and nine month periods ended September 30, 2008 and 2007, the following amounts have been recognized in the Company’s statement of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)
Federal hurricane recovery grant	$(1,150)	$—	$(1,150)	$—
Insurance recoveries	—	(5,172)	—	(5,172)

(Insurance recoveries) losses relating to natural disaster	$(1,150)	$(5,172)	$(1,150)	$(5,172)

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

The following table sets forth by level within the fair value hierarchy the Company’s financial liabilities that were accounted for at fair value on a recurring basis as of September 30, 2008. As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	September 30, 2008
	Fair Value Measurements Using			Liabilities at Fair Value
	Level 1	Level 2	Level 3
Liabilities (in thousands)
Interest rate swap liability	$—	$—	$(503)	$(503)

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

The following table provides a reconciliation of all assets and (liabilities) measured at fair value on a recurring basis which use level three or significant unobservable inputs or significant value drivers for the three and nine months ended September 30, 2008 (in thousands):

	Fair value Measurements Using Significant Unobservable Inputs (Level 3 Inputs)
	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Beginning Balance	$(429)	$(670)
Net gain reclassified into earnings related to natural gas call options	—	29
Net change associated with current period natural gas call options activity	—	(29)
Net loss reclassified into earnings related to swap transactions	(127)	(256)
Net change associated with current period swap transactions	53	423

Ending Balance	$(503)	$(503)

OMEGA PROTEIN CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In September 2008, the Company sustained damage to property, plant and equipment at its Abbeville and Cameron, Louisiana facilities due to Hurricane Ike. The Abbeville facility was operational two weeks after Hurricane Ike and the Cameron facility is expected to be fully operational at the beginning of the 2009 fishing season. Total processing capacity, post-hurricane, was reduced from 850,000 tons to 625,000 tons for the remainder of the 2008 fishing season. The temporary decrease in processing capacity had no effect on the Company’s ability to process.

In 2005, the Company sustained damage to property, plant and equipment at each of its Gulf of Mexico facilities due to Hurricanes Katrina and Rita. The Moss Point and Abbeville facilities were fully operational at the start of the 2006 season and the Cameron facility became fully operational towards the end of the 2006 season. Total processing capacity, post-hurricanes, was reduced from 950,000 tons to 850,000 tons. The decrease in

OMEGA PROTEIN CORPORATION

annual processing capacity will have no effect on the Company’s ability to process in the future because the Company has historically operated at levels substantially below maximum capacity.

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

The Company operates through two primary subsidiaries: Omega Protein, Inc. and Omega Shipyard, Inc. Omega Protein, Inc. is the Company’s principal operating subsidiary for its menhaden processing business and is the successor to a business conducted since 1913. Omega Shipyard, Inc. owns a drydock facility in Moss Point, Mississippi, which is used to provide shoreside maintenance for the Company’s fishing fleet and, subject to outside demand and excess capacity, occasionally for third-party vessels. Revenues from shipyard work for third-party vessels for the nine months ended September 30, 2008 and 2007 were not material. The Company also has a number of other immaterial direct and indirect subsidiaries.

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

OMEGA PROTEIN CORPORATION

Fishing. During the third quarter of 2008, the Company owned a fleet of 58 fishing vessels and 32 spotter aircraft for use in its fishing operations and also leased additional aircraft where necessary to facilitate operations. During the 2008 fishing season in the Gulf of Mexico, which runs from mid-April through October, the Company is operating 31 fishing and carry vessels and 30 spotter aircraft. The fishing area in the Gulf is generally located along the Gulf Coast, with a concentration off the Louisiana and Mississippi coasts. The fishing season along the Atlantic coast begins in early May and usually extends into December. During the 2008 season, the Company is operating 10 fishing vessels and 8 spotter aircraft along the Mid-Atlantic coast, concentrated primarily in and around Virginia and North Carolina. The remaining fleet of fishing vessels and spotter aircraft are not routinely operated during the fishing season and are back-up to the active fleet, used for other transportation purposes, inactive or in the process of refurbishment in the Company’s shipyard.

On September 13, 2008, the Company’s Abbeville and Cameron, Louisiana fish processing facilities were damaged by Hurricane Ike. Both of these facilities were non-operational immediately after these weather events. Operations at the Abbeville fish processing facility were restored to full capacity on September 22, 2008. The Company anticipates the Cameron fish processing facility to be fully functional prior to the beginning of the 2009 fishing season.

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

The Company’s principal raw material is menhaden, a species of fish that inhabits coastal and inland tidal waters in the United States. Certain state agencies, as well as interstate compacts, impose resource depletion restrictions on menhaden pursuant to fisheries management legislation or regulations and may impose additional legislation or regulations in the future. For example, in February 2007, the Commonwealth of Virginia established an annual cap for a five year period beginning in 2006 on the Company’s menhaden landings from the Chesapeake Bay in an amount equal to the Company’s average annual landings over a five year period from 2001 to 2005 (approximately 109,020 metric tons). The Virginia restrictions also allow the Company a credit whereby any under-harvest in a particular year below the 109,020 metric ton cap would be added to increase the cap for the following year, up to a maximum of 122,740 metric tons per year. In April 2008, the State of Texas enacted regulations which limited the annual menhaden catch to the Company’s five year average of 31.5 million pounds. The regulation also allows a 10% underage or overage in each year which is credited or deducted, as applicable, to the total allowable catch in the following year. This regulation is expected to be effective commencing with the 2009 fishing season. In addition, two bills have been introduced in the U.S. House of Representatives, which the Company believes have very little chance of passage, but which would ban menhaden fishing in Atlantic waters. To date, the Company has not experienced any material adverse impact on its fish catch or results of operations as a result of these restrictions.

During the third quarters of 2008, the Company experienced higher costs of production and below average fish catch. The higher costs of production were primarily attributed to increased energy, labor and repair costs. The reduced fish catch was primarily attributable to adverse weather conditions mainly associated with hurricane activity (the amount of hurricane losses were substantial and are more fully described in Notes 2, 3, 5 and 12 of

OMEGA PROTEIN CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements). As a result of the higher costs of production and below average fish catch, the Company experienced significantly higher per unit product costs which have adversely affected the Company’s earnings for the third quarter of 2008 (approximately 24.8% increase as compared to the 2007 fishing season). The impacts of higher cost inventories will be carried forward and are expected to adversely affect the Company’s earnings through the second quarter of 2009. In addition, the lost fishing days will result in lower 2008 product volumes available for sale.

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

Hurricane Damages.

2008 Hurricane Activity

On September 13, 2008, the Company’s Abbeville and Cameron, Louisiana fish processing facilities were damaged by Hurricane Ike. Both of these facilities were non-operational immediately after these weather events. Operations at the Abbeville fish processing facility were restored to full capacity on September 22, 2008. The Company anticipates the Cameron fish processing facility to be fully functional prior to the beginning of the 2009 fishing season.

OMEGA PROTEIN CORPORATION

The direct impact of Hurricane Ike upon the Company was a loss of physical inventories and physical damage to the plants. The interruption of processing capabilities caused the Company to address the impact of abnormal downtime of its processing facilities, which resulted in the immediate recognition of costs which would ordinarily have been captured as inventory costs. The amounts of these losses are more fully described in Notes 2, 3, 5 and 12.

Because of the damages to the Company’s Cameron, Louisiana facility caused by Hurricane Ike, the Company redeployed all of its ten Cameron vessels to its Abbeville, Louisiana and Moss Point, Mississippi facilities. Although these two facilities had adequate processing capacity, the Company’s fishing efforts may be diminished because increased unloading time due to additional vessels reduced the number of vessels on the fishing grounds during the most optimal fishing times. The Company expects the 10 Cameron fishing vessels will shift back to the Cameron facility for the 2009 fishing season.

The Company maintains insurance coverage for a variety of these damages, most notably property, inventory, vessel and business interruption insurance. The nature and extent of the insurance coverage varies by line of policy and the Company has recorded insurance recoveries as accounts receivable based on preliminary estimates and discussions with its insurers and adjusters. On October 17, 2008, the Company received an advance of $2.5 million from its primary insurance carrier.

2005 Hurricane Activity

On August 29, 2005, the Company’s Moss Point, Mississippi fish processing facility and adjacent shipyard were severely damaged by Hurricane Katrina. On September 25, 2005, the Company’s Cameron and Abbeville, Louisiana fish processing facilities were also severely damaged by Hurricane Rita.

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

On September 30, 2008, the Company received a grant of $1.2 million, net of fees and expenses, from the Louisiana Department of Wildlife and Fisheries. The grant provides assistance for commercial fishing owners

OMEGA PROTEIN CORPORATION

impacted by Hurricanes Katrina and Rita in 2005. Additional grants for 2005 hurricane assistance may also be available from the state of Mississippi, but the Company is unable to predict when such aid, if any, may be available or in what amounts.

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

The following table sets forth the Company’s revenues by product (in millions) and the approximate percentage of total revenues represented thereby, for the indicated periods:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007
	Revenues	Percent	Revenues	Percent	Revenues	Percent	Revenues	Percent
Regular Grade	$5.9	10.8%	$6.3	14.1%	$17.1	12.4%	$15.1	13.4%
Special Select	26.5	48.6	18.0	40.4	57.0	41.4	55.3	49.0
Sea-Lac	2.6	4.8	5.7	12.8	9.8	7.1	8.7	7.7
Crude Oil	13.9	25.5	10.8	24.2	35.7	25.9	22.1	19.6
Refined Oil	4.8	8.8	3.3	7.4	15.0	10.9	9.5	8.4
Fish Solubles	0.8	1.5	0.5	1.1	3.1	2.3	1.9	1.7
Other	—	—	—	—	—	—	0.2	0.2

Total	$54.5	100.0%	$44.6	100.0%	$137.7	100.0%	$112.8	100.0%

Customers and Marketing. Most of the Company’s marine protein products are sold directly to approximately 600 customers by the Company’s agriproducts sales department, while a smaller amount is sold through independent sales agents. Product inventory was $72.0 million as of September 30, 2008 versus $58.0 million as of December 31, 2007.

OMEGA PROTEIN CORPORATION

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

During 2005 and 2006, the Company’s fish catch and resultant product inventories were reduced, primarily due to adverse weather conditions, and the Company further expanded its purchase and resale of other fish meals and oils (primarily Panamanian, Peruvian and Mexican fish meal and U.S. menhaden oil). Although operating margins from these activities are less than the margins typically generated from the Company’s base domestic production, these operations provide the Company with a source of fish meal and oil to sell into other markets, some of which, the Company has not historically had a presence. During 2005, the Company purchased products totaling approximately 16,600 tons, or approximately 8% of total volume 2005 sales. During 2006, the Company purchased products totaling approximately 14,600 tons, or approximately 7% of total volume 2006 sales. During 2007, the Company purchased fish oil totaling approximately 5,500 tons, or approximately 9.1% of fish oil sales volumes for 2007. The Company has not purchased any fish meal or fish oil during the nine months ended September 30, 2008.

OMEGA PROTEIN CORPORATION

Insurance. The Company maintains insurance against physical loss and damage to its assets, coverage against liabilities to third parties it may incur in the course of its operations, as well as workers’ compensation, United States Longshoremen’s and Harbor Workers’ Compensation Act and Jones Act coverage. Assets are insured at replacement cost, market value or assessed earning power. The Company’s limits for liability coverage are statutory or $50 million. The $50 million limit is comprised of several excess liability policies, which are subject to deductibles, underlying limits, annual aggregates and exclusions. The Company believes its insurance coverage to be in such form, against such risks, for such amounts and subject to such deductibles and self-retentions as are prudent and normal for its operations. Over recent years, the Company has elected to increase its deductibles and self-retentions in order to achieve lower insurance premium costs. These higher deductibles and self-retentions have resulted in greater costs to the Company in the cases of Hurricanes Katrina, Rita and Ike and will expose the Company to greater risk of loss if additional future claims occur. In addition, the Company’s cost of insurance for property damage has increased materially and may further increase materially in future years as insurers recoup losses paid and to be paid out in connection with Hurricanes Katrina, Rita and Ike by charging higher premiums.

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

Fish meal prices have historically borne a relationship to prevailing soybean meal prices (more weakly correlated in recent years), while prices for fish oil are generally influenced by prices for vegetable fats and oils, such as rapeseed, soybean and palm oils. Thus, the prices for the Company’s products are established by worldwide supply and demand relationships over which the Company has no control and tend to fluctuate significantly over the course of a year and from year to year. For example, during 2007, the Company experienced fish oil price increases of approximately 18% when compared to 2006, whereas palm oil and soy oil prices rose 53% and 66%, respectively. During the first half of 2008, the spot price for fish oil increased 95% above the Company’s average price received during 2007. Beginning in the third quarter of 2008, pricing in the agricultural commodity markets began to decrease. Spot fish oil and fish meal prices have followed these general trends during the second half of 2008.

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

The Company’s menhaden fish catch in Texas in 2007 is estimated by the National Marine Fisheries Service to be 35.3 million pounds (approximately 16,000 metric tons), or approximately 2.5% of the Company’s total 2007 fish catch. Based on the Company’s understanding of the rule as adopted, the limitation is not expected to have a material adverse effect on the Company’s business, results of operation or financial condition. The regulations are expected to be effective as of the 2009 fishing season.

In October 2007, two bills were introduced in the U.S. House of Representatives (H.R. 3840 and H.R. 3841) by two congressmen representing portions of New Jersey and Maryland, areas where the Company has no operations. These two congressmen were not re-elected to Congress in November 2008. The bills, if enacted, would effectively prohibit commercial fishing for Atlantic menhaden for reduction purposes in inland, state and federal waters along the Atlantic coast. The Company believes that the bills are premised on inaccurate assumptions and depictions of facts about the menhaden resource which the National Marine Fisheries Service continues to classify as healthy and not overfished. The bills would also supplant decades of fisheries management previously undertaken by the Atlantic States Marine Fisheries Commission and the National Marine Fisheries Service. The Company believes that the passage of these bills is highly unlikely; however the enactment of either of the bills, or any restrictions similar to those described in the bills, would have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company, through its operation of fishing vessels, is subject to the jurisdiction of the U.S. Coast Guard, the National Transportation Safety Board and the U.S. Customs Service. The U.S. Coast Guard and the National

OMEGA PROTEIN CORPORATION

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

OMEGA PROTEIN CORPORATION

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

Results of Operations

The following table sets forth as a percentage of revenues certain items of the Company’s operations for each of the indicated periods.

OMEGA PROTEIN CORPORATION

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	80.6	75.4	74.8	76.9

Gross profit	19.4	24.6	25.2	23.1
Selling, general and administrative expense	7.6	7.9	8.6	10.4
Research and development expense	1.2	0.6	0.9	0.6
Loss resulting from natural disaster, net - 2008	1.9	—	0.7	—
Insurance recoveries and other proceeds - 2005	(2.1)	(11.6)	(0.8)	(4.6)
Loss on disposal of assets	1.0	0.1	0.5	0.2

Operating income	9.8	27.6	15.3	16.5
Interest income	0.2	0.2	0.2	0.2
Interest expense	(2.0)	(2.9)	(2.4)	(3.7)
Loss resulting from debt refinancing	—	—	—	(2.7)
Other income (expense), net	0.2	(0.2)	—	(0.2)

Income before income taxes	8.2	24.7	13.1	10.1
Provision for income taxes	2.5	8.7	4.6	3.6

Net income	5.7%	16.0%	8.5%	6.5%

Interim Results for the Third Quarters ended September 30, 2008 and September 30, 2007

Revenues. Revenues increased $9.9 million, or 22.2%, from $44.6 million for the three months ended September 30, 2007 to $54.5 million for the three months ended September 30, 2008. The increase in revenues was due to higher sales prices of 97.9% for the Company’s fish oil and higher sales volumes of 22.8% for the Company’s fish meal, which was partially offset by lower sales volumes of 33.2% for the Company’s fish oil and lower sales prices of 4.7% for the Company’s fish meal. Considering fish meal, fish oil and fish solubles sales activities in total, the Company experienced a $9.9 million increase in revenues due to increased sales prices and no increase in revenue caused by increased sales volumes, when comparing the three months ended September 30, 2008 to the three months ended September 30, 2007.

Cost of Sales. Cost of sales, including depreciation and amortization, for the quarter ended September 30, 2008 was $43.9 million, a $10.3 million increase, or 30.6%, as compared to the quarter ended September 30, 2007. Cost of sales as a percentage of revenues was 80.6% for the quarter ended September 30, 2008 as compared to 75.4% for the quarter ended September 30, 2007. The increase in cost of sales as percentage of revenue was primarily due to increased per unit production costs due to increased energy, labor and repair costs and below average fish catch attributable to adverse weather conditions mainly associated with hurricane activity, partially offset by increased fish oil sales prices.

Gross Profit. Gross profit decreased $0.4 million, or 3.3%, from $11.0 million for the quarter ended September 30, 2007 to $10.6 million for the quarter ended September 30, 2008. Gross profit as a percentage of revenues was 19.4% for the quarter ended September 30, 2008 as compared to 24.6% for the quarter ended September 30, 2007. The decrease in gross profit was primarily due to increased per unit production costs partially offset by increased fish oil sales prices as discussed above.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $0.7 million, or 21.1%, from $3.5 million for the quarter ended September 30, 2007 to $4.2 million for the quarter

OMEGA PROTEIN CORPORATION

ended September 30, 2008. The increase was primarily due to increased employee bonuses and miscellaneous consulting projects incurred during the quarter ended September 30, 2008 when compared to those incurred during the quarter ended September 30, 2007.

Research and development expenses. Research and development expenses increased $0.3 million from approximately $0.3 million for the three months ended September 30, 2007 to approximately $0.6 million for the three months ended September 30, 2008. The increase is due to an additional research project that commenced during three months ended September 30, 2008.

Loss resulting from natural disaster, net - 2008. For the current quarter ended September 30, 2008, the Company incurred losses, net of insurance receivable, of $1.0 million relating to damages incurred at its Abbeville and Cameron, Louisiana, fish processing facilities related to Hurricane Ike.

Insurance recoveries and other proceeds - 2005. During the quarter ended September 30, 2008, the Company received a federal hurricane assistance grant of $1.2 million, net of fees, related to the impact of Hurricane Rita on the Company. During the quarter ended September 30, 2007, the Company settled the lawsuit with its primary insurance carrier which resulted in the recognition of $4.5 million in net proceeds in excess of amounts previously recorded. Additionally, the Company received an additional $0.7 million in net proceeds from the lawsuit with its secondary insurance carrier during the quarter ended September 30, 2007.

Loss on disposal of assets. Loss on disposal of assets was $0.5 million for the three months ended September 30, 2008 as compared to a loss on disposal of assets of $0.1 million for the three months ended September 30, 2007. The losses were the result of disposals of miscellaneous assets in the ordinary course of business.

Operating income. As a result of the factors discussed above, the Company’s operating income decreased $7.0 million from $12.3 million for the quarter ended September 30, 2007 to $5.3 million for the quarter ended September 30, 2008. As a percentage of revenues, operating income decreased from 27.6% for the quarter ended September 30, 2007 to 9.8% for the quarter ended September 30, 2008.

Interest income. Interest income increased by $57,000 from $71,000 for the three months ended September 30, 2007 to $128,000 for the three months ended September 30, 2008. The increase was primarily due to increased average cash balances on which interest income is generated partially offset by a decrease in interest rates.

Interest expense. Interest expense decreased $0.2 million, or 13.3%, from $1.3 million for the quarter ended September 30, 2007 to $1.1 million for the quarter ended September 30, 2008. The decrease in interest expense is primarily due to decreased debt balances and interest rates during the quarter ended September 30, 2008 as compared to the quarter ended September 30, 2007.

Other income (expense), net. Other income (expense), net decreased by $182,000 from a net expense of $75,000 for the quarter ended September 30, 2007 to a net income of $107,000 for the quarter ended September 30, 2008. The income was primarily due to an enterprise zone grant awarded to the Company by the Commonwealth of Virginia in the amount of $159,000 for the three months ended September 30, 2008 compared to net expense related to fees paid to the Company’s bank and related lenders for the three months ended September 30, 2007.

Provision for income taxes. The Company recorded a $1.3 million provision for income taxes for the quarter ended September 30, 2008 representing an effective tax rate of 30.0% for income taxes compared to 35.2% for the quarter ended September 30, 2007. The decrease in the effective tax rate is the result of a change in the

OMEGA PROTEIN CORPORATION

projected statutory tax rate for the year ending December 31, 2008. The Company believes that it is more probable than not that the recorded estimated deferred tax asset benefits and state operating loss carry-forwards will be realized except for the amount for which a valuation allowance has been provided. The statutory tax rate of 34% for U.S. federal taxes was in effect for the three month periods ended September 30, 2008 and 2007.

Interim Results for the Nine Months ended September 30, 2008 and September 30, 2007

Revenues. Revenues increased $24.9 million, or 22.1%, from $112.8 million for the nine month period ended September 30, 2007 to $137.7 million for the nine month period ended September 30, 2008. The increase in revenues was due to higher sales prices of 0.5% and 71.1% for the Company’s fish meal and fish oil, respectively, and higher sales volumes of 5.6% for the Company’s fish meal, which was partially offset by lower sales volumes of 6.4% for the Company’s fish oil. Considering fish meal, fish oil and fish solubles sales activities in total, the Company experienced a $23.1 million increase in revenues due to increased sales prices and a $1.8 million increase in revenue caused by increased sales volumes, when comparing the nine month period ended September 30, 2008 to the nine month period ended September 30, 2007.

Cost of Sales. Cost of sales, including depreciation and amortization, for the nine month period ended September 30, 2008 was $103.0 million, a $16.2 million increase, or 18.6%, as compared to the nine month period ended September 30, 2007. Cost of sales as a percentage of revenues was 74.8% for the nine month period ended September 30, 2008 as compared to 76.9% for the nine month period ended September 30, 2007. The decrease in cost of sales as percentage of revenue was primarily due to increased fish oil sales prices, offset by increased per unit production costs due to increased energy, labor and repair costs and below average fish catch attributable to adverse weather conditions mainly associated with hurricane activity.

Gross Profit. Gross profit increased $8.8 million, or 33.7%, from $26.0 million for the nine month period ended September 30, 2007 to $34.8 million for the nine month period ended September 30, 2008. Gross profit as a percentage of revenues was 25.2% for the nine month period ended September 30, 2008 as compared to 23.1% for the nine month period ended September 30, 2007. The increase in gross profit was primarily due to increased fish oil sales prices offset by increased per unit production costs as discussed above.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $0.1 million, or 1.9%, from $11.7 million for the nine month period ended September 30, 2007 to $11.8 million for the nine month period ended September 30, 2008.

Research and development expenses. Research and development expenses increased $0.6 million from approximately $0.7 million for the nine month period ended September 30, 2007 to approximately $1.3 million for the nine month period ended September 30, 2008. The increase is due to the increase in equipment and employees for the OmegaPure Technology and Innovation Center, which commenced operations in January 2007 but wasn’t fully staffed until latter part of 2007. Additionally, the increase is due to an additional research project that commenced during nine month period ended September 30, 2008.

Loss resulting from natural disaster, net - 2008. For the nine month period ended September 30, 2008, the Company incurred losses, net of insurance receivable, of $1.0 million relating to damages incurred at its Abbeville and Cameron, Louisiana, fish processing facilities related to Hurricane Ike.

Insurance recoveries and other proceeds - 2005. During the nine month period ended September 30, 2008, the Company received a federal hurricane assistance grand of $1.2 million, net of fees, related to the impact of Hurricane Rita on the Company. During the nine month period ended September 30, 2007, the Company settled

OMEGA PROTEIN CORPORATION

the lawsuit with its primary insurance carrier which resulted in the recognition of $4.5 million in net proceeds in excess of amounts previously recorded. Additionally, the Company received an additional $0.7 million in net proceeds from the lawsuit with its secondary insurance carrier during the nine month period ended September 30, 2007.

Loss on disposal of assets. Loss on disposal of assets was $0.7 and $0.2 million for the nine month periods ended September 30, 2008 and 2007, respectively. The losses were the result of disposals of miscellaneous assets in the ordinary course of business.

Operating income. As a result of the factors discussed above, the Company’s operating income increased $2.4 million from $18.6 million for the nine month period ended September 30, 2007 to $21.0 million for the nine month period ended September 30, 2008. As a percentage of revenues, operating income decreased from 16.5% for the nine month period ended September 30, 2007 to 15.3% for the nine month period ended September 30, 2008.

Interest income. Interest income increased by $0.2 million from $0.2 million for the nine month period ended September 30, 2007 to $0.4 million for the nine month period ended September 30, 2008. The increase was primarily due to increased average cash balances on which interest income is generated partially offset by a decrease in interest rates.

Interest expense. Interest expense decreased $0.9 million, or 21.6%, from $4.2 million for the nine month period ended September 30, 2007 to $3.3 million for the nine month period ended September 30, 2008. The decrease in interest expense is primarily due to decreased debt balances and interest rates during the nine month period ended September 30, 2008 as compared to the nine month period ended September 30, 2007.

Loss resulting from debt refinancing. Loss resulting from debt refinancing was $3.0 million for the nine month period ended September 30, 2007. The expenses relate to previously deferred debt issuance cost and other costs that became immediately recognized when the Company refinanced its prior credit facility on March 26, 2007. No such loss was incurred during the nine month period ended September 30, 2008.

Other income (expense), net. Other income (expense), net decreased by $229,000 from a net expense of $246,000 for the nine month period ended September 30, 2007 to a net expense of $17,000 for the nine month period ended September 30, 2008. The decrease was primarily due to an enterprise zone grant awarded to the Company by the Commonwealth of Virginia in the amount of $159,000 for the nine month period ended September 30, 2008 and a decrease in fees paid to the Company’s bank and related lenders.

Provision for income taxes. The Company recorded a $6.4 million provision for income taxes for the nine month period ended September 30, 2008 representing an effective tax rate of 35.2% for income taxes compared to 35.1% for the nine month period ended September 30, 2007. The Company believes that it is more probable than not that the recorded estimated deferred tax asset benefits and state operating loss carry-forwards will be realized except for the amount for which a valuation allowance has been provided. The statutory tax rate of 34% for U.S. federal taxes was in effect for the nine month periods ended September 30, 2008 and 2007.

Seasonal and Quarterly Results

The Company’s menhaden harvesting and processing business is seasonal in nature. The Company generally has higher sales during the menhaden harvesting season (which includes the second and third quarter of each year) due to increased product availability, but prices during the fishing season tend to be lower than during the off-season. Additionally, due to the sharp increase in spot fish oil prices during the first half of 2008 and the resultant increase in gross profit margins for those products, any variation in the mix of product sales between quarters may

OMEGA PROTEIN CORPORATION

result in significant variations of total gross profit margins. As a result, the Company’s quarterly operating results have fluctuated in the past and may fluctuate in the future. In addition, from time to time the Company defers sales of inventory based on worldwide prices for competing products that affect prices for the Company’s products which may affect comparable period comparisons.

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

At September 30, 2008, the Company had an unrestricted cash balance of $15.2 million, a decrease of $4.1 million from December 31, 2007. This decrease was primarily due to capital expenditures and costs incurred related to the 2008 fishing season, offset by increased revenue and proceeds received from stock options exercised for the nine months ended September 30, 2008. The Company’s annual revenues and its resulting liquidity are highly dependent on annual fish catch, production yields, selling prices for its products and inventories available for sale. While the Company’s fish catch and selling prices for its products increased in 2007 and 2006 over 2005, those increases were offset by very poor fish oil yields during 2006, which resulted in significantly higher per unit inventory costs and fewer volumes of fish oil available for future sale. These higher costs and lower volumes of fish oil available for sale adversely impacted the financial results in the first and second quarters of 2007.

The Company also realized significantly higher per unit inventory costs during the third quarter of 2008 due to increased energy, labor and repair costs and below average fish catch attributable to adverse weather conditions mainly associated with hurricane activity experienced during the 2008 fishing season. It is expected that the significantly higher per unit inventory costs related to the 2008 fishing season will also impact the fourth quarter of 2008 and the first and second quarters of 2009.

The aggregate amount of the Company’s outstanding indebtedness at September 30, 2008 was approximately $60.5 million compared to approximately $65.3 million at December 31, 2007. The Company has a moderately leveraged financial structure, which could limit its financial flexibility in certain circumstances. In particular, the Company will be required to use a portion of its cash flows to pay principal and interest on its debt, which will reduce the amount of money the Company has for operations, capital expenditures, expansion, acquisitions or general corporate or other business activities. In addition, the covenants contained in the Company’s debt agreements limit its ability to borrow money in the future for acquisitions, capital expenditures or to meet the Company’s operating expenses or other general corporate obligations. See “Risk Factors—The Company has a substantial amount of indebtedness, which may adversely affect its ability to operate its business, remain in compliance with debt covenants and make payments on its debt.”

Capital and Credit Market Crisis

It is possible that the recent unprecedented volatility in capital and credit markets may create additional risks in the upcoming months and possibly years.

•

Liquidity in the capital and credit markets - The Company believes that it has sufficient liquidity despite the disruption of the capital and credit markets. While not significant to the Company to date, the disruptions

OMEGA PROTEIN CORPORATION

in capital and credit markets may result in increased borrowing costs associated with short-term and long-term debt.

•

Counterparty creditworthiness - The Company is subject to credit risk, which relates to the ability of its customers to meet their contractual payment obligations or the potential non-performance of counterparties to deliver contracted energy.

•

Value of Investments - The Company sponsors a defined benefit pension plans for its employees. The market value of the investments within the employee pension plan declined by approximately 13.4% during the nine months ended September 30, 2008. The benefit plan assets and obligations of the Company are remeasured annually using a December 31 measurement date. Reductions in plan assets from investment losses may result in an increase to the plans’ unfunded status and a decrease in shareholders’ equity upon actuarial revaluation of the plan on January 1, 2009. Changes in the value of plan assets will not have an impact on the income statement for 2008; however, reduced benefit plan assets will result in increased benefit costs in future years and may increase the amount and accelerate the timing of required future funding contributions. Depending upon market conditions, such increases could be material.

•

Macroeconomic conditions - The recent capital and credit market crisis is adversely affecting the U.S. and global economies. This could have several adverse effects on the Company’s markets should the effects of the downturn be experienced for an extended period of time. Potential long-term decline of global economies could lead to lower demand for fishmeal and oil which could result in a decline of the Company’s sales prices and related revenue. Lower demand for fishmeal and oil could also lead to lower margins for the Company. In addition, customers may not be able to pay, or may delay payment of, accounts receivable that are owed to the Company.

Source of Capital: Operations

Net cash flow (used in) provided by operating activities increased from approximately ($3.1) million for the nine month period ended September 30, 2007 to $3.8 million for the nine month period ended September 30, 2008. The increase in operating cash flow is primarily attributable to net income and changes in accounts receivable, inventory and accrued liabilities. Additionally, the Company incurred an early payment penalty of $0.9 million during the nine month period ended September 30, 2007 related to the Company refinancing its prior credit facility.

Source of Capital: Debt

Net financing activities provided (used) cash of $7.5 million and ($6.0) million during the nine month periods ended September 30, 2008 and 2007, respectively. The nine month period ended September 30, 2008 included $4.8 million in debt and capital lease principal payments and $12.3 million in proceeds and tax effects received from stock options exercised. The nine month period ended September 30, 2007 included approximately $47.3 million in total borrowings, $56.1 million in principal payments with respect to the Company’s prior credit facility and other debt obligations, $0.7 million in debt issuance costs associated with the new Senior Credit Facility and $3.5 million in proceeds and tax effects received from stock options exercised.

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

OMEGA PROTEIN CORPORATION

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

On December 1, 2005, pursuant to the Title XI program, the FFP approved a second financing application made by the Company in the amount of $16.4 million (the “Second Approval Letter”). In May 2006, the Company submitted a $6.3 million financing request under the Second Approval Letter. The Company closed on the $6.3 financing in the first quarter of 2007. As of September 30, 2008, the Company had approximately $29.0 million of borrowings outstanding under Title XI and was in compliance with all of the covenants contained therein.

On March 26, 2007 (the “Closing Date”), the Company entered into a Credit Agreement (as amended, the “Credit Agreement”) with Bank of America, N.A., as administrative agent, lender, swing line lender and letter of credit issuer, Regions Bank, Compass Bank and Farm Credit Bank of Texas (collectively, the “Lenders”). The Credit Agreement provides the Company with a $55 million senior credit facility (the “Senior Credit Facility”) consisting of (i) a 5-year revolving credit facility (the “Revolving Credit Facility”) of up to $20 million, including a $7.5 million sub-limit for the issuance of standby letters of credit and a $2.5 million sub-limit for swing line loans and (ii) a 5-year term loan (the “Term Loan”) of $35 million. The Senior Credit Facility replaced the Company’s prior credit facility, under which, as of the Closing Date, $28.7 million in principal was outstanding under a term loan and $6.5 million in principal was outstanding under revolving loans, and approximately $3.3 million in letters of credit were issued, primarily in support of worker’s compensation insurance programs. On the Closing Date, the Company drew down $35 million under the Term Loan and approximately $2.0 million under the Revolving Credit Facility, and had approximately $3.1 million issued in standby letters of credit, primarily in support of worker’s compensation insurance programs. The Senior Credit Facility is secured by a first priority lien on all of the Company’s assets, other than vessels, real estate and other assets pledged to secure loans made to the Company under the FFP.

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

OMEGA PROTEIN CORPORATION

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

Date of Contract	Original Notional Amount	Contracted Interest Rate	Total Asset (Liability) as of September 30, 2008	Total Deferred Tax Asset (Liability) as of September 30, 2008	Notional Amount as of September 30, 2008
April 4, 2007	$19,950,000	5.16%	$(637,600)	$216,800	$17,955,000
February 7, 2008	10,237,500	3.36%	66,900	(22,700)	9,450,000
March 19, 2008	4,436,250	2.96%	67,700	(23,000)	4,095,000

			$(503,000)	$171,100

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

•

The Company is not permitted to have Consolidated Capital Expenditures (as defined in the Credit Agreement) in excess of $21 million fiscal year 2008 (as amended on September 29, 2008) and $15 million for all subsequent fiscal years.

As of September 30, 2008, the Company was in compliance with all applicable financial covenants.

The Senior Credit Facility will terminate on March 26, 2012 (the “Maturity Date”). All loans and all other obligations outstanding under the Senior Credit Facility shall be payable in full on the Maturity Date. For a more detailed description of the terms and conditions of the Credit Agreement, see the Company’s Current Report on Form 8-K filed with the SEC on March 30, 2007.

As of September 30, 2008, the Company had $31.5 million outstanding under the Term Loan and approximately $2.8 million in letters of credit issued primarily in support of worker’s compensation insurance programs. As of September 30, 2008, the Company had $17.2 million available under the Revolving Credit Facility. The Company has no off-balance sheet arrangements other than normal operating leases and standby letters of credit.

Use of Capital: Operations

Net investing activities (used) provided cash of ($15.3) million and $7.8 million for the nine month periods ended September 30, 2008 and 2007, respectively. The Company’s investing activities consist mainly of capital expenditures for equipment purchases, replacements, vessel refurbishments, and fish oil refining processes. The Company made capital expenditures of approximately $16.6 million and $5.4 million, for the nine month periods ended September 30, 2008 and 2007, respectively. The Company anticipates making an additional $4 million in capital expenditures during the remainder of 2008 primarily for the refurbishment of vessels and plant assets and for the repair of certain equipment damaged by Hurricane Ike. Investing activities also includes the receipt of $0.1 million related to proceeds from disposition of assets and $1.2 million in proceeds related to federal hurricane recovery grant for the nine month period ended September 30, 2008. For the nine month period ended September 30, 2007, investing activities included $13.2 million from insurance companies relating to Hurricanes Katrina and Rita.

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

Use of Capital: Contractual Obligations

The following tables aggregate information about the Company’s contractual cash obligations and other commercial commitments (in thousands) as of September 30, 2008:

	Payments Due by Period
		Less than	1 to 3	4 to 5	After 5
Contractual Cash Obligations	Total	1 year	years	years	years
Long term debt	$60,531	$7,336	$18,432	$18,247	$16,516
Capital lease obligation	2,004	287	778	939	—
Interest on long term debt and capital lease obligation	18,372	4,118	6,565	3,587	4,102
Operating lease obligations	6,668	1,736	2,027	1,464	1,441
Pension funding	5,945	765	2,420	1,339	1,421
Energy Commitments (1)	9,131	7,973	1,158	—	—
Standby letters of credit (2)	2,815	2,815	—	—	—

Total Contractual Cash Obligations	$105,466	$25,030	$31,380	$25,576	$23,480

(1)	As of September 30, 2008, the Company had normal purchase commitments for energy usage of approximately $9.1 million that will be delivered in quantities expected to be used in the normal course of business during the 2008 and 2009 fishing seasons.
(2)	As of September 30, 2008, the Company had $2.8 million in standby letters of credit under the Senior Credit Facility.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation of the effectiveness of its “disclosure controls and procedures,” as that phrase is defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. The evaluation was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Office (“CEO”) and Chief Financial Officer (“CFO”).

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

Risks Relating to the Company’s Business and Industry:

The Company is dependent on a single natural resource and may not be able to catch the amount of menhaden that it requires to operate profitably. The Company’s primary raw material is menhaden. The Company’s business is totally dependent on its annual menhaden harvest in ocean waters along the U.S. Atlantic and Gulf coasts. The Company’s ability to meet its raw material requirements through its annual menhaden harvest fluctuates from year to year and month to month, due to natural conditions over which the Company has no control. These natural conditions, which include varying fish population, adverse weather conditions and fish disease, may prevent the Company from catching the amount of menhaden required to operate profitably. In the third quarter of 2008, the Company experienced below average fish catch primarily due to adverse weather conditions relating to hurricane activity, which, in conjunction with increased cost of production, has increased per units cost that have adversely impacted earnings in the third quarter of 2008, and are expected to adversely impact earnings in the fourth quarter of 2008 and the first two quarters of 2009.

The Company’s operations are geographically concentrated in the Gulf of Mexico where they are susceptible to regional adverse weather patterns such as hurricanes. Three of the Company’s four operating plants are located in the Gulf of Mexico (two in Louisiana and one in Mississippi), a region which has historically been subject to a late summer/early fall hurricane season. The Company’s Virginia facility has in the past also at times been adversely affected by hurricanes. In September 2008, the Company’s Abbeville and Cameron, Louisiana fish processing facilities were damaged by Hurricane Ike and were non-operational immediately after these weather events. Operations at the Abbeville fish processing facility have been restored to full capacity, and the Company anticipates the Cameron fish processing facility to be fully functional prior to the beginning of the 2009 fishing season. In addition, all three of the Company’s Gulf of Mexico plants were severely damaged within a one-month span by Hurricanes Katrina and Rita in August and September 2005. Immediately after the second hurricane, approximately 70% of the Company’s 2004 production capacity was

OMEGA PROTEIN CORPORATION

impaired and the Company’s business, results of operations and financial condition were materially adversely affected. Additional future weather related disruptions could, if they occur, also have a material adverse effect on the Company’s business, results of operations and financial condition. In addition, the Company’s costs of insurance for property damage have increased as insurers recoup losses paid and to be paid out in connection with the Katrina and Rita hurricanes by charging higher premiums.

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

OMEGA PROTEIN CORPORATION

reduction fishery in Texas waters which limits the Total Allowable Catch (“TAC”) to 31.5 million pounds annually (the five year average menhaden catch for reduction purposes in Texas waters from 2002 through 2006). The regulations also allow for a 10% underage or overage in each year which is credited or deducted, as applicable, to the TAC in the following year.

The Company’s menhaden fish catch in Texas in 2007 was estimated by the National Marine Fisheries Service to be 35.3 million pounds (approximately 16,000 metric tons), or approximately 2.5% of the Company’s total 2007 fish catch. Based on the Company’s understanding of the rule as adopted, the limitation is not expected to have a material adverse effect on the Company’s business, results of operation or financial condition.

In October 2007, two bills were introduced in the U.S. House of Representatives (H.R. 3840 and H.R. 3841) by two congressmen representing portions of New Jersey and Maryland, areas where the Company has no operations. The two congressmen were not re-elected to Congress in November 2008. The bills, if enacted, would effectively prohibit commercial fishing for Atlantic menhaden for reduction purposes in inland, state and federal waters along the Atlantic coast. The Company believes that the bills are premised on inaccurate assumptions and depictions of facts about the menhaden resource which the National Marine Fisheries Service continues to classify as healthy and not overfished. The bills would also supplant decades of fisheries management previously undertaken by the Atlantic States Marine Fisheries Commission and the National Marine Fisheries Service. The Company believes that the passage of these bills is highly unlikely; however the enactment of either of the bills, or any restrictions similar to those described in the bills, would have a material adverse effect on the Company’s business, results of operations and financial condition.

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

Worldwide supply and demand relationships, which are beyond the Company’s control, influence the prices that the Company receives for many of its products and may from time to time result in low prices for many of the Company’s products. Prices for many of the Company’s products are subject to, or influenced by, worldwide supply and demand relationships over which the Company has no control and which tend to fluctuate to a significant extent over the course of a year and from year to year. For example, during the first half of 2008, the spot price for fish oil increased 95% above the Company’s average price received during 2007, and then began to decrease in the third quarter of 2008 to a 50% increase above the Company’s average price received during 2007. The factors that influence these supply and demand relationships are world supplies of fish meal made from other fish species, animal proteins and fats, palm oil, rapeseed oil, soy meal and oil, and other edible oils.

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

OMEGA PROTEIN CORPORATION

costs for Company’s products, or (ii) the Company’s withdrawal from marketing its products in those jurisdictions.

Risks Relating to the Company’s Ongoing Operations:

The Company has a substantial amount of indebtedness, which may adversely affect its ability to operate its business, remain in compliance with debt covenants and make payments on its debt. As of September 30, 2008, the aggregate amount of the Company’s outstanding indebtedness under its Senior Credit Facility and its loan agreements under the Title XI Fisheries Finance Program was approximately $60.5 million. The Company’s outstanding indebtedness could have important consequences for you, including the following:

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

OMEGA PROTEIN CORPORATION

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

OMEGA PROTEIN CORPORATION

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

The Company may not be able to recruit, train and retain qualified marine personnel in sufficient numbers. The Company’s business is dependent on its ability to recruit, train and retain qualified marine personnel in sufficient numbers such as vessel captains, vessel engineers and other crewmembers. The Company has experienced difficulty in recent years in recruiting its optimal number of employees. To the extent that the Company is not successful in recruiting, training and retaining employees in sufficient numbers, its productivity may suffer. If the Company were unable to secure a sufficient number of workers during periods of peak employment, the lack of personnel could have an adverse effect on the Company’s business, results of operations and financial condition. The impact of Hurricanes Katrina, Rita and Ike has exacerbated the difficulties of recruiting and retaining qualified marine personnel in the Gulf Coast area.

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

Investment Risks. Investment risks specifically related to the Company’s common stock include:

OMEGA PROTEIN CORPORATION

The limited liquidity for the Company’s common stock could affect your ability to sell your shares at a satisfactory price. The Company’s common stock is relatively illiquid. As of September 30, 2008, the Company had approximately 18.7 million shares of common stock outstanding. The average daily trading volume in the common stock during the prior 60 calendar days ending on that date was approximately 227,300 shares. A more active public market for the Company’s common stock, however, may not develop, which would continue to adversely affect the trading price and liquidity of the common stock. Moreover, a thin trading market for the common stock causes the market price for the common stock to fluctuate significantly more than the stock market as a whole. Without a large float, the Company’s common stock is less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of the common stock may be more volatile. In addition, in the absence of an active public trading market, you may be unable to liquidate your investment in the Company at a satisfactory price.

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

The number of shares of the Company’s common stock eligible for future sale could adversely affect the market price of its stock. The Company had outstanding options to purchase approximately 0.6 million shares of its common stock with a weighted average exercise price of $7.38 per share as of September 30, 2008. These shares of common stock are registered for resale on currently effective registration statements. In addition, the Company has registered the resale of 5,232,708 shares of common stock that were sold by Zapata to certain purchasers in a private transaction on a currently effective registration statement. Certain of the Company’s officers and directors have also entered into Rule 10b5-1 sales plans with brokers unaffiliated with the Company whereby they have committed to sell automatically and without discretion a predetermined number of shares of the Company’s common stock over a period of time according to their own individual criteria. The Company may issue additional restricted securities or register additional shares of common stock under the Securities Act in the future. The issuance of a significant number of shares of common stock upon the exercise of stock options, or the availability for sale, or sale, of a substantial number of the shares of common stock eligible for future sale under effective registration statements, under Rule 144 or otherwise, could adversely affect the market price of the common stock.

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

OMEGA PROTEIN CORPORATION

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description of Exhibit
10.1*	First Amendment to Credit Agreement effective as of September 29, 2008, among Omega Protein Corporation, Omega Protein, Inc., the Guarantors party thereto, the Lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Lender, Swing Line Lender and Letter of Credit Issuer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 9, 2008).

31.1	Rule 13a-14(a)/15d-14(a) Certification for Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification for Chief Financial Officer.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Chief Executive Officer.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Chief Financial Officer.

*	Incorporated by reference

OMEGA PROTEIN CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMEGA PROTEIN CORPORATION
(Registrant)

November 10, 2008	By:	/s/ ROBERT W. STOCKTON
(Executive Vice President, Chief Financial Officer)