Form 10-K
period 2008-12-31
OMEGA PROTEIN CORP
filed 2009-03-10
CIK 1053650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐            Small reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $205,779,843 as of June 30, 2008 (computed by reference to the quoted closing price of the registrant’s common stock on the New York Stock Exchange on June 30, 2008). Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On March 6, 2009, there were outstanding 18,712,096 shares of the Company’s common stock, $0.01 par value.

Documents incorporated by reference: Portions of the registrant’s definitive proxy statement for its 2009 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2008, are incorporated by reference to the extent set forth in Part III of this Form 10-K.

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

The Company operates four menhaden processing plants: two in Louisiana, one in Mississippi and one in Virginia. The Company also operates a Health and Science Center in Reedville, Virginia, which provides 100-metric tons per day fish oil processing capacity for the Company’s food, industrial and feed grade oils. The Company’s technical center in Houston, Texas—The OmegaPure Technology and Innovation Center has food science application labs as well as analytical, sensory, lipids research and pilot plant capabilities. See “Company Overview—Meal and Oil Processing Plants” and “OmegaPure Technology and Innovation Center.”

In September 2008, the Company sustained damage to property, plant and equipment at its Abbeville and Cameron, Louisiana facilities due to Hurricane Ike. The Abbeville facility was operational two weeks after Hurricane Ike and the Cameron facility is expected to be fully operational at the beginning of the 2009 fishing season. Total processing capacity, post-hurricane, was reduced from 850,000 tons to 625,000 tons for the remainder of the 2008 fishing season. The temporary decrease in processing capacity had no effect on the Company’s processing ability.

In 2005, the Company sustained damage to property, plant and equipment at each of its Gulf of Mexico facilities due to Hurricanes Katrina and Rita. The Moss Point and Abbeville facilities were fully operational at the start of the 2006 season and the Cameron facility became fully operational towards the end of the 2006 season. Total processing capacity, post-hurricanes, was reduced from 950,000 tons to 850,000 tons. The decrease in annual processing capacity had no effect on the Company’s future processing ability because the Company has historically operated at levels substantially below maximum capacity.

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

Under its production process, the Company produces OmegaPure®, a taste-free, odorless refined fish oil which is the only marine source of long-chain Omega-3’s directly affirmed by the U.S. Food and Drug Administration (“FDA”) as a food ingredient that is Generally Recognized as Safe (“GRAS”). See “Company Overview—Products—Food Grade Oils.”

The Company operates through two primary subsidiaries: Omega Protein, Inc. and Omega Shipyard, Inc. Omega Protein, Inc. is the Company’s principal operating subsidiary for its menhaden processing business and is the successor to a business conducted since 1913. Omega Shipyard, Inc. owns a drydock facility in Moss Point, Mississippi, which is used to provide shoreside maintenance for the Company’s fishing fleet and, subject to outside demand and excess capacity, occasionally for third-party vessels. Revenues from shipyard work for third-party vessels in 2008 were not material. The Company also has a number of other immaterial direct and indirect subsidiaries.

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

Geographic Information

The Company operates within one industry segment, menhaden fishing, for the production and sale of fish meal, fish solubles and fish oil. Export sales of fish oil and fish meal were approximately $81 million, $66 million, and $56 million in 2008, 2007, and 2006, respectively. Such sales were made primarily to Asian, European and Canadian markets. In 2008, 2007 and 2006, sales to the Company’s top customer were approximately $20.4 million, $12.6 million and $12.3 million, respectively. This customer was the same in 2006 and 2007 but differed in 2008.

The following table shows the geographical distribution of revenues (in thousands) based on location of customers:

	Years Ended December 31,
	2008		2007		2006
	Revenues	Percent	Revenues	Percent	Revenues	Percent
U.S.	$96,335	54.3%	$91,461	58.2%	$83,341	59.6%
Mexico	4,790	2.7	8,643	5.5	8,530	6.1
Europe	26,257	14.8	12,258	7.8	14,403	10.3
Canada	12,951	7.3	11,315	7.2	9,928	7.1
Asia	26,789	15.1	24,358	15.5	16,500	11.8
South & Central America	10,290	5.8	9,114	5.8	7,132	5.1

Total	$177,412	100.0%	$157,149	100.0%	$139,834	100.0%

Company Overview

Business. Omega is the largest U.S. producer of protein-rich meal and oil derived from marine sources. The Company’s products are produced from menhaden (a herring-like fish found in commercial quantities), and includes regular grade and value-added specialty fish meals, crude and refined fish oils and fish solubles.

Fishing. During 2008, the Company owned a fleet of 58 fishing vessels and 32 spotter aircraft for use in its fishing operations and also leased additional aircraft where necessary to facilitate operations. During the 2008 fishing season in the Gulf of Mexico, which runs from mid-April through October, the Company operated 31 fishing and carry vessels and 30 spotter aircraft. The fishing area in the Gulf is generally located along the Gulf Coast, with a concentration off the Louisiana and Mississippi coasts. The fishing season along the Atlantic coast begins in early May and usually extends into December. During the 2008 season, the Company operated 10 fishing vessels and 8 spotter aircraft along the Mid-Atlantic coast, concentrated primarily in and around Virginia and North Carolina. The remaining fleet of fishing vessels and spotter aircraft are not routinely operated during the fishing season and are back-up to the active fleet, used for other transportation purposes, inactive or in the process of refurbishment in the Company’s shipyard.

On September 13, 2008, the Company’s Abbeville and Cameron, Louisiana fish processing facilities were damaged by Hurricane Ike. Both of these facilities were non-operational immediately after the hurricane. Operations at the Abbeville fish processing facility were restored to full capacity on September 22, 2008. The Company anticipates the Cameron fish processing facility to be fully functional prior to the beginning of the 2009 fishing season.

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

The Company’s principal raw material is menhaden, a species of fish that inhabits coastal and inland tidal waters in the United States. Certain state agencies, as well as interstate compacts, impose resource depletion restrictions on menhaden pursuant to fisheries management legislation or regulations and may impose additional legislation or regulations in the future. For example, in February 2007, the Commonwealth of Virginia established an annual cap for a five year period beginning in 2006 on the Company’s menhaden landings from the Chesapeake Bay in an amount equal to the Company’s average annual landings over a five year period from 2001 to 2005 (approximately 109,020 metric tons). The Virginia restrictions also allow the Company a credit whereby any under-harvest in a particular year below the 109,020 metric ton cap would be added to increase the cap for the following year, up to a maximum of 122,740 metric tons per year. In April 2008, the State of Texas enacted regulations which limited the annual menhaden catch to the Company’s five year average of 31.5 million pounds. The regulation also allows a 10% underage or overage in each year which is credited or deducted, as applicable, to the total allowable catch in the following year. This regulation is expected to be effective commencing with the 2009 fishing season. In addition, two bills were introduced in the U.S. House of Representatives in 2008 which failed to pass. Had the bills passed, menhaden fishing in Atlantic waters would have been banned. See “Item 1 and 2. Business and Properties—Company Overview—Regulation”. To date, the Company has not experienced any material adverse impact on its fish catch or results of operations as a result of these restrictions.

During 2008, the Company experienced higher costs of production and below average fish catch. The higher costs of production were primarily attributed to increased energy, labor and repair costs. The reduced fish catch was primarily attributable to adverse weather conditions mainly associated with hurricane activity (the amount of hurricane losses were substantial and are more fully described in Notes 2, 3, 5 and 13 of the Notes to Consolidated Financial Statements). As a result of the higher costs of production and below average fish catch, the Company experienced significantly higher per unit product costs which have adversely affected the Company’s earnings for 2008 (approximately 27.3% increase as compared to the 2007 fishing season). The impacts of higher cost inventories will be carried forward and are expected to adversely affect the Company’s earnings through the second quarter of 2009. In addition, the lost fishing days resulted in lower 2008 product volumes available for sale.

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

Health and Science Center. The Company’s Health and Science Center provides 100-metric tons per day fish oil processing capacity and is located adjacent to the Company’s Reedville, Virginia processing plant. The food-grade facility includes state-of-the-art processing equipment and controls that allows the Company to refine, bleach, fractionate and deodorize its menhaden fish oil and has more than tripled the Company’s previous refined fish oil production capacity for food, industrial and feed grade oils. The facility also provides the Company with automated packaging and on-site frozen storage capacity and has a lipids analytical laboratory to enhance the development of Omega-3 oils.

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

The direct impact of Hurricane Ike upon the Company was a loss of physical inventories and physical damage to the plants. The interruption of processing capabilities caused the Company to address the impact of abnormal downtime of its processing facilities, which resulted in the immediate recognition of costs which would ordinarily have been captured as inventory costs. The amounts of these losses are more fully described in Notes 2, 3, 5 and 13 of the Notes to Consolidated Financial Statements.

Because of the damages to the Company’s Cameron, Louisiana facility caused by Hurricane Ike, the Company redeployed all of its ten Cameron vessels to its Abbeville, Louisiana and Moss Point, Mississippi facilities. Although these two facilities had adequate processing capacity, the Company’s fishing efforts were diminished because increased unloading time due to additional vessels reduced the number of vessels on the fishing grounds during the most optimal fishing times. The Company expects that the 10 Cameron fishing vessels will be redeployed to the Cameron facility for the beginning of the 2009 fishing season.

The Company maintains insurance coverage for a variety of these damages, most notably property, inventory, vessel and business interruption insurance. The nature and extent of the insurance coverage varies by line of policy and the Company has recorded insurance recoveries as accounts receivable based on preliminary estimates and discussions with its insurers and adjusters. On October 17, 2008, the Company received an advance of $2.5 million from its primary insurance carrier and on January 29, 2009, a final settlement payment of $7.5 million was received which represented the limits of the insurance policy.

2005 Hurricane Activity

On August 29, 2005, the Company’s Moss Point, Mississippi fish processing facility and adjacent shipyard were severely damaged by Hurricane Katrina. On September 25, 2005, the Company’s Cameron and Abbeville, Louisiana fish processing facilities were also severely damaged by Hurricane Rita.

In order to facilitate the insurance recovery process, on July 28, 2006, the Company filed a lawsuit against its property insurance carriers, Lexington Insurance Company and RSUI Indemnity Company, in the U.S. District Court for the Western District of Louisiana, alleging breach of contract and bad faith based on the insurance carriers’ failure to pay amounts due to the Company under its property insurance policies for damages sustained from Hurricanes Katrina and Rita in the third quarter of 2005. The Company settled its lawsuit with its primary property insurance carrier, Lexington Insurance Company, for a total of $19.8 million during the third quarter of 2007. Of the $19.8 million, $12.0 million was previously recorded as a receivable and was fully received as of September 30, 2007, $3.3 million was paid to outside legal counsel in connection with the settlement and $4.5 million was recognized during 2007 as insurance recoveries relating to natural disaster in the statement of operations and comprehensive income and was received as of December 31, 2007. In addition, the Company settled its lawsuit with its secondary property insurance carrier, RSUI Indemnity Company, for a total of $9.2 million during the fourth quarter of 2007. Of the $9.2 million, $0.7 million was advanced during the third quarter of 2007 and recognized as insurance recoveries relating to natural disaster in the statement of operations and comprehensive income, $3.0 million was paid to outside legal counsel in connection with the settlement during the fourth quarter of 2007 and $5.5 million was recognized and received during the fourth quarter of 2007 as insurance recoveries relating to natural disaster in the statement of operations and comprehensive income. The Company still has a pending lawsuit against its insurance broker alleging negligent procurement, negligent misrepresentation, breach of contract and violations of Texas Insurance and Consumer laws. See “Part I, Item 3. Legal Proceedings” for additional information.

During 2008, the Company received a grant of $1.3 million, net of fees and expenses, from the Louisiana Department of Wildlife and Fisheries which was recognized as “Insurance recoveries and other proceeds related to natural disaster, net—2005” in the Consolidated Statement of Operations for the year ended December 31, 2008. The grant provides assistance for commercial fishing owners impacted by Hurricanes Katrina and Rita in 2005. Subsequent to December 31, 2008, the Company received a similar grant related to the impact of Hurricane Katrina of $2.6 million, net of fees and expenses, from the State of Mississippi. The Mississippi grant will be recognized in the Consolidated Statement of Operations during 2009.

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

Unrefined Fish Oil. Unrefined fish oil (also referred to as crude fish oil) is the Company’s basic fish oil product. This grade of fish oil has not undergone any portion of the refining process. The Company’s markets for crude fish oil have changed over the past decade. In the 1990’s, the Company’s main crude fish oil market, which accounted for greater than 90% of the Company’s production, was the manufacturers of hydrogenated oils for human consumption such as margarine and shortening. In 2006, 2007 and 2008, the Company estimates that approximately 73%, 67% and 60% of its crude fish oil was sold as a feed ingredient to the aquaculture industry, respectively. The development of the worldwide aquaculture industry has resulted in steady demand for fish oils in order to improve feed efficiency, nutritional value, survivability and health of farm-raised fish species.

Refined Fish Oil. The Company’s refined fish oils come in three basic grades. Refined oils also include industrial grade oils which are used in a variety of industrial applications.

Feed Grade Oils. Feed grade menhaden oil is processed and refined to offer a high Omega-3 oil for use in premium pet, aquaculture and livestock feeds, as well as agricultural and attractant applications. The processing reduces free fatty acids, color and oxidative precursors while enhancing Omega-3 fatty acids for incorporation in the final feed to enhance skin and coat conditioning, reproductive performance, and immunity. Kosher products are available. The Company’s refined feed grade fish oils are sold in two basic grades under the name Virginia Prime™. Virginia Prime GoldTM fish oil is alkali refined, bleached and then fractionated,. Virginia Prime Platinum™ fish oil is alkali refined, bleached, fractionated and then deodorized.

SeaCideTM. SeaCideTM is a unique blend of refined menhaden oil, cottonseed oil and an organic emulsifier developed for use against target pests and fungal diseases that occur in a variety of field crops, orchards, vineyards and greenhouse operations. SeaCideTM is an all natural organic alternative to chemical insecticides and fungicides, is less phytotoxic than petroleum based oils, is compatible with most fertilizers, and is versatile enough for use on virtually any crop. SeaCideTM is listed for organic uses by the Organic Materials Review Institute (“OMRI”).

OmegaEquis. OmegaEquis is a specialty feed additive product for the equine market that supplies omega-3 fatty acids to horses. OmegaEquis is Virginia Prime Gold™ that has been alkali refined, bleached, fractionated and then flavored in order to enhance palatability.

Industrial Grade Oils. The Company’s industrial grade menhaden oils are refined and processed to enhance the unique fatty acid range, making them desirable for a number of drying and lubricating applications including coolant transfer, chemical raw material, drying and rustproofing paints, drilling fluids and leather treatment chemicals.

Food Grade Oils. The Company has developed a process to highly refine menhaden oil to remove flavor, odor, color and pro-oxidants and offer a naturally high, long-chain Omega-3 content. The Company’s product in this grade is OmegaPure®. Food applications for OmegaPure® are designed to deliver a stable, odorless, flavorless source of Omega-3 fatty acids to enhance human nutrition. These applications include mainstream consumer foods, medical care foods and dietary supplements. OmegaPure® is also kosher-certified by Orthodox Union.

Omega-3 fatty acids exist in two forms: long-chain and short-chain. Short-chain Omega-3’s (or alpha-linolenic acid (“ALA”), are generally found in canola oil, soy beans and flaxseed, and generally require ten to twenty times as much concentration in the diet to approach the same benefit levels as long-chain Omega-3’s. Long-chain Omega-3 fatty acids are found in marine sources and consist of two main types: eicosapentaenoic acid (“EPA”) and docosahexaenoic acid (“DHA”). EPA is a fatty acid that generally reduces inflammatory responses and has been linked to the alleviation of symptoms from asthma, arthritis, psoriasis and other inflammatory conditions. DHA is a major structural fatty acid in the brain and the eye’s retina. DHA is important for proper brain and eye development in infants and both EPA and DHA have been shown to support cardiovascular health in adults.

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

OmegaGrow™. OmegaGrow™ is a liquid soil or foliar-applied fertilizer for plant nutrition. OmegaGrow™ is listed for organic uses by the Organic Materials Review Institute (“OMRI”). OmegaGrow™ is a free-flowing product that has been filtered through an 80-mesh screen and can be applied by sprayers or through irrigation systems.

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

Distribution System. The Company’s distribution system of warehouses, tank storage facilities and vessel loading facilities allow for transportation via trucks, barges, containers and railcars allows the Company to service customers throughout the United States and also foreign locations. The Company owns and leases warehouses and tank storage space for storage of its products, generally at terminals along the Mississippi River. The Company generally contracts with third-party trucking, vessel, barge, container and railcar companies to transport its products to and from warehouses and tank storage facilities and directly to its customers.

Historically, approximately 35% to 40% of Omega’s FAQ grade fish meal was sold on a two-to-twelve-month forward contract basis. The balance of FAQ grade fish meal and other products was substantially sold on a spot basis through purchase orders. In 2002, the Company began a similar forward sales program for its specialty grade meals and crude fish oil due to increasing demand for these products. During 2006, 2007, and 2008 approximately 70%, 50%, and 65%, respectively, of the Company’s fish meals and crude fish oil had been sold on a forward contract basis prior to those years’ respective fishing season. The percentage of fish meal and crude fish oil sold on a forward contract basis will fluctuate from year to year based upon perceived market availability.

The Company’s annual revenues are highly dependent on pricing, annual fish catch, production yields and inventories and, in addition, inventory is generally carried over from one year to the next year. The Company determines the level of inventory to be carried over based on existing contracts, prevailing market prices of the products and anticipated customer usage and demand during the off-season. Thus, production volume does not necessarily correlate with sales volume in the same year and sales volumes will fluctuate from quarter to quarter. The Company’s fish meal products have a useable life of approximately one year from date of production. Practically, however, the Company attempts to empty its warehouses of the previous season’s products by the second or third month of the new fishing season. The Company’s crude fish oil products do not lose efficacy unless exposed to oxygen and, therefore, their storage life typically is longer than that of fish meal.

Customers and Marketing. Most of the Company’s marine protein products are sold directly to approximately 600 customers by the Company’s agriproducts sales department, while a smaller amount is sold through independent sales agents. Product inventory was $62.1 million as of December 31, 2008 versus $58.0 million as of December 31, 2007.

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

The Company’s products are sold both in the U.S. and internationally. International sales consist of both fish meal and fish oil and are primarily to Norway, Canada, Chile, China and Japan. The Company’s sales in these foreign markets are denominated in U.S. dollars and are not directly affected by currency fluctuations. Such sales could be adversely affected by changes in demand resulting from fluctuations in currency exchange rates.

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

During 2005, 2006 and 2008, the Company’s fish catch and resultant product inventories were reduced, primarily due to adverse weather conditions, and the Company further expanded its purchase and resale of other fish meals and oils (primarily Panamanian, Peruvian and Mexican fish meal and U.S. menhaden oil). Although operating margins from these activities are less than the margins typically generated from the Company’s base domestic production, these operations provide the Company with a source of fish meal and oil to sell into other markets, some of which, the Company has not historically had a presence. During 2006, the Company purchased products totaling approximately 14,600 tons, or approximately 7% of total volume 2006 sales. During 2007, the Company purchased fish oil totaling approximately 5,500 tons, or approximately 9.1% of fish oil sales volumes for 2007. The Company did not purchase any fish meal or fish oil in 2008.

Insurance. The Company maintains insurance against physical loss and damage to its assets, coverage against liabilities to third parties it may incur in the course of its operations, as well as workers’ compensation, United States Longshoremen’s and Harbor Workers’ Compensation Act and Jones Act coverage. Assets are insured at replacement cost, market value or assessed earning power. The Company’s limits for liability coverage are statutory or $50 million. The $50 million limit is comprised of several excess liability policies, which are subject to deductibles, underlying limits, annual aggregates and exclusions. The Company believes its insurance coverage to be in such form, against such risks, for such amounts and subject to such deductibles and self-retentions as are prudent and normal for its operations. Over recent years, the Company has elected to increase its deductibles and self-retentions in order to achieve lower insurance premium costs. These higher deductibles and self-retentions have resulted in greater costs to the Company in the cases of Hurricanes Katrina, Rita and Ike and will expose the Company to greater risk of loss if additional future claims occur. In addition, the Company’s cost of insurance for property damage has increased materially and may further increase materially in future years, (particularly property insurance renewals in 2009), as insurers recoup losses paid and to be paid out in connection with Hurricanes Katrina, Rita and Ike by charging higher premiums.

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

Omega competes on price, quality and performance characteristics of its products, such as protein level and amino acid profile in the case of fish meal. The principal competition for the Company’s fish meal and fish solubles is from other global production of marine proteins as well as other protein sources such as soybean meal and other vegetable or animal protein products. The Company believes, however, that these other non-marine sources are not complete substitutes because fish meal offers nutritional values not contained in such other sources. Other globally produced fish oils provide the primary market competition for the Company’s fish oil, as well as soybean and rapeseed oil.

Fish meal prices have historically borne a relationship to prevailing soybean meal prices (more weakly correlated in recent years), while prices for fish oil are generally influenced by prices for vegetable oils, such as rapeseed, soybean and palm oils. Thus, the prices for the Company’s products are established by worldwide supply and demand relationships over which the Company has no control and tend to fluctuate significantly over the course of a year and from year to year. For example, during 2008, the Company experienced fish oil price increases of approximately 73.4% when compared to 2007, whereas palm oil and soy oil prices rose 35% and 43%, respectively. Beginning in the third quarter of 2008, pricing in the agricultural commodity markets began to decrease. Spot fish oil and fish meal prices have followed these general trends during the second half of 2008 and into the beginning of 2009.

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

In February 2007 the Commonwealth of Virginia declined to adopt an ASMFC recommended plan but instead adopted its own restrictions whereby the Company’s Chesapeake Bay menhaden harvest was capped for a five year period at a recent five-year average (2001 to 2005) of 109,020 metric tons per year. The Virginia restrictions also allow for a credit whereby any under-harvest in a particular year below the 109,020 metric ton cap would be added to increase the cap for the following year, up to a maximum of 122,740 metric tons per year. The Company supported Virginia’s proposal and voluntarily complied with its limitations in 2006. This compliance had no effect on the Company’s Chesapeake Bay harvest in 2008 and is not expected to have any material adverse effect on its Chesapeake Bay harvest in 2009. As a result of the underharvest in 2008, the 2009 Chesapeake Bay catch limit will be 122,740 metric tons.

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

The Company’s menhaden fish catch in Texas in 2008 is preliminarily estimated by the National Marine Fisheries Service to be 30.8 million pounds (approximately 15,000 metric tons), or approximately 3.5% of the Company’s total 2008 fish catch, although these figures have not yet been finalized. The limitation is not expected to have a material adverse effect on the Company’s business, results of operation or financial conditions. The Texas regulations become effective at the beginning of the 2009 fishing season.

In October 2007, two bills were introduced in the U.S. House of Representatives (H.R. 3840 and H.R. 3841) by two congressmen representing portions of New Jersey and Maryland, areas where the Company has no operations. These two congressmen were not re-elected to Congress in November 2008 and the bills never moved out of committee, nor was any vote ever taken on them. The bills, if enacted, would have effectively prohibited commercial fishing for Atlantic menhaden for reduction purposes in inland, state and federal waters along the Atlantic coast. The Company believed that the bills were premised on inaccurate assumptions and depictions of facts about the menhaden resource which the National Marine Fisheries Service continues to classify as healthy and not overfished. The bills would have also supplanted decades of fisheries management previously undertaken by the Atlantic States Marine Fisheries Commission and the National Marine Fisheries Service. The enactment of either of the bills, or any restrictions similar to those described in the bills, would have a material adverse effect on the Company’s business, results of operations and financial condition.

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

Employees

At December 31, 2008, during the Company’s off-season, the Company employed approximately 653 persons. At August 31, 2008, during the peak of the Company’s 2008 fishing season, the Company employed approximately 1,157 persons. Approximately 142 employees at the Company’s Reedville, Virginia plant are represented by an affiliate of the United Food and Commercial Workers Union. The union agreement for the Reedville employees has a three-year term which expires in April 2011. During the past five years Omega has not experienced any strike or work stoppage which has had a material impact on its operations. The Company considers its employee relations to be generally satisfactory.

The Company has historically utilized workers in the United States H2B Visa Program whereby foreign nationals are permitted to enter the United States temporarily and engage in seasonal, non-agricultural employment. The U.S. Congress has failed to re-authorize the Save Our Small and Seasonal Business Act amendment to the H2B visa program which would allow returning H2B workers from certain prior years from being counted against the H2B visa program’s annual 66,000 visa cap. Because of the relatively low visa cap number, the Company did not receive its historical allotment of H2B workers for the 2008 fishing season, nor will it receive its historical allotment of H2B workers for the 2009 fishing season commencing in April. The Company has instituted changes to its recruiting programs to increase the number of domestic workers to replace H2B workers, including raising of certain wage scales, implementation of sign-on bonuses for certain positions, offering of referral fees for qualified workers, and other benefits. However, the Company’s inability to secure sufficient domestic workers for its vessels or plants could have an adverse effect on the Company’s business, results of operation and financial condition. In addition, the Company will bear the increased costs of these additional benefits.

Executive Officers of the Company

The names, ages and current offices of the executive officers of the Company as of December 31, 2008 are set forth below. Also indicated is the date when each such person commenced serving as an executive officer of the Company.

Name and Age	Office	Date Became Executive Officer

Joseph L. von Rosenberg III (50)	Chief Executive Officer, President and Director	July 1997

Robert W. Stockton (58)	Executive Vice President, Chief Financial Officer	July 1997

John D. Held (46)	Executive Vice President, General Counsel and Secretary	January 2002

J. Scott Herbert (43)	Senior Vice President—Sales and Marketing	September 2002

Joseph E. Kadi (48)	Senior Vice President—Operations	December 2008

Thomas R. Wittmann (59)	Vice President—Operations	October 2002

Gregory P. Toups (33)	Vice President—Corporate Controller	May 2008

Michael E. Wilson (58)	Vice President—Marine Operations and President of Omega Shipyard, Inc.	July 1998

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

J. Scott Herbert has served as Senior Vice President—Sales and Marketing of the Company since May 2007. Prior thereto, Mr. Herbert served as Vice President—Agriproducts since September 2002, Vice President–Feed Ingredient Marketing of the Company’s principal subsidiary, Omega Protein, Inc., since March 1998, and as Director of Fish Meal Sales and in various other sales capacities with the Company since 1992.

Joseph E. Kadi has served as Senior Vice President—Operations since December 2008. Prior thereto, Mr. Kadi served as Director of Strategic Development since November 2008. From 2003 to October 2008, Mr. Kadi was the Vice President of Operations for Milk Specialties Company, a manufacturer of nutritional and health products for the food and feed industries. From 1999 to 2003, Mr. Kadi was Director of Manufacturing, Worldwide for Applied Food Biotechnology, a manufacturer of liquid and dry pet food flavors.

Thomas R. Wittmann has served as Director of Manufacturing Services since January 2009 and Vice President—Operations from October 2002 to January 2009. Prior thereto, Mr. Wittmann served as the General Manager of the Company’s Abbeville, Louisiana facility since 1997 and served in various other Company positions since 1985.

Gregory P. Toups has served as Vice President—Corporate Controller since May 2008. Prior thereto, Mr. Toups served as the Company’s Controller since May 2005 and Assistant Controller from March 2005 to May 2005. Prior thereto, Mr. Toups was employed by the accounting firms Kushner LaGraize LLC, from November 2001 to March 2005, and by PricewaterhouseCoopers, LLP, from January 1998 to November 2001.

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

The Company’s Abbeville and Cameron plants were severely damaged in the third quarter 2008 by Hurricane Ike. See “Company Overview—Hurricane Damages.”

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

The Company cautions investors that the following risk factors, and those factors described elsewhere in this report, other filings made by the Company with the SEC from time to time and press releases issued by the Company, could affect the Company’s actual results which could differ materially from those expressed in any forward-looking statements made by or on behalf of the Company.

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

Risks Relating to the Company’s Business and Industry:

The Company is dependent on a single natural resource and may not be able to catch the amount of menhaden that it requires to operate profitably. The Company’s primary raw material is menhaden. The Company’s business is totally dependent on its annual menhaden harvest in ocean waters along the U.S. Atlantic and Gulf coasts. The Company’s ability to meet its raw material requirements through its annual menhaden harvest fluctuates from year to year and month to month, due to natural conditions over which the Company has no control. These natural conditions, which include varying fish population, adverse weather conditions and fish disease, may prevent the Company from catching the amount of menhaden required to operate profitably. In the third quarter of 2008, the Company experienced below average fish catch primarily due to adverse weather conditions relating to hurricane activity, which, in conjunction with increased cost of production, has increased per unit costs that have adversely impacted earnings in 2008, and are expected to adversely impact earnings in the first two quarters of 2009.

The Company’s operations are geographically concentrated in the Gulf of Mexico where they are susceptible to regional adverse weather patterns such as hurricanes. Three of the Company’s four operating plants are located in the Gulf of Mexico (two in Louisiana and one in Mississippi), a region which has historically been subject to a late summer/early fall hurricane season. The Company’s Virginia facility has in the past also at times been adversely affected by hurricanes. In September 2008, the Company’s Abbeville and Cameron, Louisiana fish processing facilities were damaged by Hurricane Ike and were non-operational immediately after these weather events. Operations at the Abbeville fish processing facility have been restored to full capacity, and the Company anticipates the Cameron fish processing facility to be fully functional prior to the beginning of the 2009 fishing season. In addition, all three of the Company’s Gulf of Mexico plants were severely damaged within a one-month span by Hurricanes Katrina and Rita in August and September 2005. Immediately after the second hurricane, approximately 70% of the Company’s 2004 production capacity was impaired and the Company’s business, results of operations and financial condition were materially adversely affected. Additional future weather related disruptions could, if they occur, also have a material adverse effect on the Company’s business, results of operations and financial condition. In addition, the Company’s costs of insurance for property damage have increased as insurers recoup losses paid and to be paid out in connection with the Katrina, Rita and Ike hurricanes by charging higher premiums.

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

Fluctuation in “oil yields” derived from the Company’s fish catch could impact the Company’s ability to operate profitably. The “oil yield,” or the percentage of oil derived from the menhaden fish, while it is relatively high compared to many species of fish, has fluctuated over the years and from month to month due to natural conditions relating to fish biology over which the Company has no control. For example, the Company’s oil yields for the 2006 fishing season were lower by 28% compared to those in the 2005 fishing season and were lower by 24% compared to the Company’s 10 year oil yield average. The Company believes that the causes of lower fish oil yields relate to fish diet, weather and water temperature but such causes are not generally well understood. Poor oil yields result in significantly higher per unit inventory costs and fewer volumes available for future sale and, as a result, have at times materially impacted the amount of fish oil that the Company has been able to produce from its available fish catch. It is possible that oil yields in the future could also adversely impact the Company’s ability to operate profitably.

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

One example of potentially restrictive regulation is an addendum to a fisheries management plan recommended by a regional regulatory commission in August 2005. The Commonwealth of Virginia has declined to adopt the regulatory commission’s recommended plan but has instead adopted its own restrictions whereby the Company’s Chesapeake Bay menhaden harvest would be capped for a five year period at a recent five-year average (2001 to 2005) of 109,020 metric tons per year. The Virginia restrictions also allow for a credit whereby any under-harvest in a particular year below the 109,020 metric ton cap would be added to increase the cap for the following year, up to a maximum of 122,740 metric tons per year. The Company supported Virginia’s proposal and voluntarily complied with its limitations in 2006. This restriction had no effect on the Company’s Chesapeake Bay harvest in 2008 and is not expected to have a material adverse effect on the Chesapeake Bay harvest in 2009. As a result of the 2008 Chesapeake Bay’s underharvest, the 2009 Chesapeake Bay catch limit will be 122,740 metric tons.

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

The Company’s menhaden fish catch in Texas in 2008 is preliminarily estimated by the National Marine Fisheries Service to be 30.8 million pounds (approximately 15,000 metric tons), or approximately 3.5% of the Company’s total 2008 fish catch, although these figures have not yet been finalized. The limitation is not expected to have a material adverse effect on the Company’s business, results of operation or financial conditions. The Texas regulations become effective at the beginning of the 2009 fishing season.

In October 2007, two bills were introduced in the U.S. House of Representatives (H.R. 3840 and H.R. 3841) by two congressmen representing portions of New Jersey and Maryland, areas where the Company has no operations. These two congressmen were not re-elected to Congress in November 2008 and the bills never moved out of committee, nor was any vote ever taken on the bills. The bills, if enacted, would have effectively prohibited commercial fishing for Atlantic menhaden for reduction purposes in inland, state and federal waters along the Atlantic coast. The Company believed that the bills were premised on inaccurate assumptions and depictions of facts about the menhaden resource which the National Marine Fisheries Service continues to classify as healthy and not overfished. The bills would have also supplanted decades of fisheries management previously undertaken by the Atlantic States Marine Fisheries Commission and the National Marine Fisheries Service. The enactment of either of the bills, or any restrictions similar to those described in the bills, would have a material adverse effect on the Company’s business, results of operations and financial condition.

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

Worldwide supply and demand relationships, which are beyond the Company’s control, influence the prices that the Company receives for many of its products and may from time to time result in low prices for many of the Company’s products. Prices for many of the Company’s products are subject to, or influenced by, worldwide supply and demand relationships over which the Company has no control and which tend to fluctuate to a significant extent over the course of a year and from year to year. For example, during 2008, the Company experienced fish oil price increases of approximately 73.4% when compared to 2007. Beginning in the third quarter of 2008, pricing in the agricultural commodity markets began to decrease. Spot fish oil and fish meal prices have followed these general trends during the second half of 2008 and into the beginning of 2009. The factors that influence these supply and demand relationships are world supplies of fish meal made from other fish species, animal proteins and fats, palm oil, rapeseed oil, soy meal and oil, and other edible oils.

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

Risks Relating to the Company’s Ongoing Operations:

The Company has a substantial amount of indebtedness, which may adversely affect its ability to operate its business, remain in compliance with debt covenants and make payments on its debt. As of December 31, 2008, the aggregate amount of the Company’s outstanding indebtedness under its Senior Credit Facility and its loan agreements under the Title XI Fisheries Finance Program was approximately $59.0 million. The Company’s outstanding indebtedness could have important consequences for you, including the following:

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

The U.S. Congress has failed to re-authorize the Save Our Small and Seasonal Business Act amendment to the H2B visa program which would allow returning H2B workers from certain prior years from being counted against the H2B visa program’s annual 66,000 visa cap. Because of the relatively low visa cap number, the Company did not receive its historical allotment of H2B workers for the 2008 fishing season and will not receive any allotment for the 2009 fishing season. Accordingly, the Company utilized all domestic workers for its 2008 fishing season and expects to do so again for its 2009 fishing season. The Company has changed its recruiting programs to completely replace H2B workers, including raising certain wage scales, implementing sign-on bonuses for certain positions, offering referral fees for qualified workers, and other benefits, all of which have resulted in additional costs for the Company. In addition, some of the newly hired domestic workers have not worked in the menhaden fishing business prior to working for the Company, unlike many H2B workers who typically return year after year with the benefits of their training and experience. These newer inexperienced workers have resulted in increased training costs and likely lower productivity for the Company’s operations.

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

•

Liquidity in the capital and credit markets—While not significant to the Company to date, the disruptions in capital and credit markets may result in increased borrowing costs associated with short-term and long-term debt.

•

Counterparty creditworthiness—The Company is subject to credit risk, which relates to the ability of its customers to meet their contractual payment obligations or the potential non-performance of counterparties to deliver contracted energy.

•

Value of Investments—The Company sponsors a defined benefit pension plans for its employees. The market value of the investments within the employee pension plan declined by approximately 24.9% during the year ended December 31, 2008. The benefit plan assets and obligations of the Company are remeasured annually using a December 31 measurement date. Reductions in plan assets from investment losses may result in an increase to the plans’ unfunded status and a decrease in shareholders’ equity upon actuarial revaluation of the plan on January 1, 2009. Changes in the value of plan assets will not have an impact on the income statement for 2008; however, reduced benefit plan assets will result in increased benefit costs in future years and may increase the amount and accelerate the timing of required future funding contributions. Depending upon market conditions, such increases could be material.

•

Macroeconomic conditions—The recent capital and credit market crisis is adversely affecting the U.S. and global economies. This could have several adverse effects on the Company’s markets should the effects of the downturn be experienced for an extended period of time. Potential long-term decline of global economies could lead to lower demand for fishmeal and oil which could result in a decline of the Company’s sales prices and related revenue. Lower demand for fishmeal and oil could also lead to lower margins for the Company. In addition, customers may not be able to pay, or may delay payment of, accounts receivable that are owed to the Company.

The limited liquidity for the Company’s common stock could affect your ability to sell your shares at a satisfactory price. The Company’s common stock is relatively illiquid. As of December 31, 2008, the Company had approximately 18.7 million shares of common stock outstanding. The average daily trading volume in the common stock during the prior 60 calendar days ending on that date was approximately 147,400 shares. A more active public market for the Company’s common stock, however, may not develop, which would continue to adversely affect the trading price and liquidity of the common stock. Moreover, a thin trading market for the common stock causes the market price for the common stock to fluctuate significantly more than the stock market as a whole. Without a large float, the Company’s common stock is less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of the common stock may be more volatile. In addition, in the absence of an active public trading market, you may be unable to liquidate your investment in the Company at a satisfactory price.

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

The number of shares of the Company’s common stock eligible for future sale could adversely affect the market price of its stock. The Company had outstanding options to purchase approximately 0.6 million shares of its common stock with a weighted average exercise price of $7.26 per share as of December 31, 2008. These shares of common stock are registered for resale on currently effective registration statements. In addition, the Company has registered the resale of 5,232,708 shares of common stock that were sold by Zapata to certain purchasers in a private transaction on a currently effective registration statement. Certain of the Company’s officers and directors have also entered into Rule 10b5-1 sales plans with brokers unaffiliated with the Company whereby they have committed to sell automatically and without discretion a predetermined number of shares of the Company’s common stock over a period of time according to their own individual criteria. The Company may issue additional restricted securities or register additional shares of common stock under the Securities Act in the future. The issuance of a significant number of shares of common stock upon the exercise of stock options, or the availability for sale, or sale, of a substantial number of the shares of common stock eligible for future sale under effective registration statements, under Rule 144 or otherwise, could adversely affect the market price of the common stock.

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

On August 31, 2007, the Company filed a lawsuit in the District Court of Harris, Texas 295th Judicial District, against its prior insurance broker, Aon Risk Services of Texas, who procured the Company’s property insurance policies for the 2005/2006 policy year, which were the subject of prior litigation as a result of claims relating to Hurricanes Rita and Katrina. The Company’s lawsuit against Aon alleges negligent procurement, negligent misrepresentation, breach of contract and violations of Texas insurance and consumer protection laws. Trial has currently been set for this matter for October 2009.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of Omega’s stockholders during the fourth quarter of 2008.

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

The cumulative total return computations set forth in the Performance Graph assume the investment of $100 in Common Stock, the Russell 2000 Index, and the Peer Group Index on December 31, 2003. Any dividends are assumed to be reinvested.

	12/31/03		12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Omega Protein Corporation	$100.00	*	$217.72	$169.87	$195.70	$235.19	$51.94
Peer Group Index	$100.00	*	$152.65	$139.22	$177.58	$210.79	$118.45
Russell 2000	$100.00	*	$170.81	$176.48	$206.61	$196.40	$88.09

*	$100 invested on December 31, 2003 including reinvestment of dividends

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

Omega’s common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “OME”. The daily high and low sales prices for the common stock, as reported in the consolidated transactions reporting system for each quarterly period ending on the date indicated, are shown in the following table. No dividends were paid during the periods set forth in the table.

	Dec. 31, 2008	Sep. 30, 2008	Jun. 30, 2008	Mar. 31, 2008	Dec. 31, 2007	Sep. 30, 2007	Jun. 30, 2007	Mar. 31, 2007
High sales price	$11.59	$18.25	$15.71	$14.57	$10.54	$10.49	$9.38	$8.05
Low sales price	3.10	10.20	10.91	7.49	6.68	8.15	6.75	6.00

On March 6, 2009, the closing price of Omega’s common stock, as reported by the NYSE, was $1.95 per share. As of March 6, 2009, there were approximately 25 holders of record of Omega’s common stock. This number does not include any beneficial owners for whom shares may be held in a “nominee” or “street” name.

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

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share amounts)
INCOME STATEMENT DATA:
Revenues	$177,412	$157,149	$139,834	$109,896	$119,645
Operating income (loss)	23,543	27,440	7,956	(10,887)	5,288
Net income (loss)	12,576	12,139	4,572	(7,186)	3,202
Per share income (loss) basic	0.69	0.72	0.19	(0.29)	0.13
Per share income (loss) diluted	0.68	0.70	0.18	(0.29)	0.12
CASH FLOW DATA:
Capital expenditures	22,943	8,331	20,318	17,590	22,907
BALANCE SHEET DATA (end of period):
Working capital	$96,812	$83,461	$71,076	$79,120	$73,137
Property and equipment, net	106,181	96,659	100,776	93,965	97,766
Total assets	232,581	207,829	200,718	200,227	190,162
Current maturities of long-term debt and capital lease obligation	7,999	6,283	2,467	2,443	1,661
Long-term debt and capital lease obligation	52,946	58,976	72,693	27,658	15,943
Stockholders’ equity	139,557	118,455	101,090	142,367	149,667

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

On September 13, 2008, the Company’s Abbeville and Cameron, Louisiana fish processing facilities were damaged by Hurricane Ike. Both of these facilities were non-operational immediately after the hurricane. Operations at the Abbeville fish processing facility were restored to full capacity on September 22, 2008. The Company anticipates the Cameron fish processing facility to be fully functional prior to the beginning of the 2009 fishing season. These hurricane damages adversely affected the Company’s business, results of operations and financial condition.

The direct impact of the hurricane upon the Company was a loss of physical inventories and physical damage to the plants. The interruption of processing capabilities caused the Company to address the impact of abnormal downtime of its processing facilities, which resulted in the immediate recognition of costs which would ordinarily have been captured as inventory costs. The amounts of these losses are more fully described in Notes 2, 3, 5 and 13 to the Consolidated Financial Statements.

During 2008, the Company experienced higher costs of production and below average fish catch. The higher costs of production were primarily attributed to increased energy, labor and repair costs. The reduced fish catch was primarily attributable to adverse weather conditions mainly associated with hurricane activity. As a result of the higher costs of production and below average fish catch, the Company experienced significantly higher per unit product costs (approximately 27.3% increase as compared to the 2007 fishing season) which have adversely affected the Company’s earnings for 2008. The impacts of higher cost inventories will be carried forward and are expected to adversely affect the Company’s earnings through the second quarter of 2009. In addition, the lost fishing days resulted in lower 2008 product volumes available for sale in the first half of 2009.

The fish catch is processed into three general types of products; fish meal, fish oil and fish solubles at the Company’s four meal and oil processing plants, two in Louisiana, one in Mississippi and one in Virginia.

Harvesting and Production. The following table summarizes the Company’s harvesting and production for the indicated periods:

	Years Ended December 31,
	2008	2007	2006
Fish catch (tons) (1)	458,079	542,102	541,059

Production (tons):
Fish meal
Regular grade	33,083	23,605	19,250
Special Select	68,839	108,700	116,831
Sea-Lac	13,570	10,821	10,864
Oil
Crude	43,119	42,152	39,963
Refined	13,258	13,997	9,907
Solubles	6,797	6,617	5,962

Total Production	178,666	205,892	202,777

(1)	Fish catch has been converted to tons using the National Marine Fisheries Service (“NMFS”) fish catch conversion ratio of 670 pounds per 1,000 fish.

The Company’s harvesting and processing business is seasonal and fluctuates from year to year and month to month due to natural conditions over which the Company has no control. For illustrative purposes, the Company’s oil yields for the 2006 fishing season were the poorest in recent history and lower by 28% compared to those in the 2005 fishing season and were lower by 24% compared to the Company’s 10 year oil yield average. The causes of lower fish oil yields are believed to relate to fish diet, weather and water temperature but are not generally well understood.

Markets. Pricing for the Company’s products has been volatile in the past several years and is attributable mainly to the international availability, or the perceived international availability, of fish meal and fish oil inventories. In an effort to reduce price volatility and to generate higher, more consistent profit margins, the Company has implemented a quality control program designed to increase its capability of producing higher quality fish meal products and, in conjunction therewith, enhanced it sales efforts to penetrate premium product markets. During 2000, the Company’s production percentage of specialty meal products was approximately 46% of total meal production. During 2008, the Company’s specialty meal production percentage accounted for 71% of total meal production. Future volumetric growth in specialty meal sales will be dependant upon increased harvesting efforts and market demand. Additionally, the Company is attempting to introduce its refined fish oil into the food market. The Company has made sales, which to date have not been material, of its refined fish oil, trademarked OmegaPure®, to food manufacturers in the United States and Canada at prices that provide substantially improved margins over the margins that can be obtained from selling non-refined crude fish oil. The Company cannot estimate, however, the size of the actual domestic or international markets for Omega Pure or how long it may take to develop these markets.

During 2002, the Company developed a business plan to expand its purchase and resale of other manufacturers’ fish meal and fish oil products which focused initially on the purchase and resale of Mexican fish meal and fish oil. In 2002, revenues generated from these types of transactions represented less than 2% of total Company revenues. During 2003 and 2004 the Company’s fish catch and resultant product inventories were reduced, primarily due to adverse weather conditions. During 2005, 2006 and 2008, the Company’s fish catch and resultant product inventories were reduced, primarily due to adverse weather conditions, and the Company further expanded its purchase and resale of other fish meals and oils (primarily Panamanian, Peruvian and Mexican fish meal and U.S. menhaden oil). Although operating margins from these activities are less than the margins typically generated from the Company’s base domestic production, these operations provide the

Company with a source of fish meal and oil to sell into other markets, some of which, the Company has not historically had a presence. The Company purchased products totaling approximately 5,500 and 14,600 tons, or approximately 9.1%, and 7% of total volume sales for the fiscal year ended December 31, 2007 and 2006, respectively. The Company has not purchased any fish meal or fish oil during 2008.

Historically, approximately 35% to 40% of Omega’s FAQ grade fish meal was sold on a two-to-twelve-month forward contract basis. The balance of FAQ grade fish meal and other products was substantially sold on a spot basis through purchase orders. In 2002, the Company began a similar forward sales program for its specialty grade meals and crude fish oil due to increasing demand for these products. During 2006, 2007, and 2008 approximately 70%, 50%, and 65%, respectively, of the Company’s fish meals and crude fish oil had been sold on a forward contract basis prior to those years’ respective fishing season. The percentage of fish meal and crude fish oil sold on a forward contract basis will fluctuate from year to year based upon perceived market availability.

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

The following table sets forth the Company’s revenues by product (in millions) and the approximate percentage of total revenues represented thereby, for the indicated periods:

	Years Ended December 31,
	2008		2007		2006
	Revenues	Percent	Revenues	Percent	Revenues	Percent
Regular Grade	$22.8	13.0%	$21.1	13.5%	$17.0	12.1%
Special Select	68.7	38.7	73.9	47.0	63.4	45.3
SeaLac	13.3	7.5	11.7	7.4	9.2	6.6
Crude Oil	48.5	27.3	33.9	21.6	38.3	27.4
Refined Oil	20.3	11.4	13.7	8.7	9.3	6.7
Fish Solubles	3.8	2.1	2.6	1.7	2.2	1.6
Other	—	—	0.2	0.1	0.4	0.3

Total	$177.4	100.0%	$157.1	100.0%	$139.8	100.0%

Critical Accounting Policies and Estimates

For information on critical accounting policies and estimates, see Note 1 to the consolidated financial statements included in Item 8—Financial Statements and Supplementary Data.

Results of Operations

The following table sets forth as a percentage of revenues, certain items of the Company’s operations for each of the indicated periods.

	Years Ended December 31,
	2008	2007	2006
Revenues	100.0%	100.0%	100.0%
Cost of sales	75.7	77.9	83.4

Gross profit	24.3	22.1	16.6
Selling, general and administrative expenses	9.3	10.4	9.8
Research and development expenses	1.0	0.8	—
Loss resulting from natural disaster, net—2008	1.1	—	—
(Insurance recoveries and other proceeds) losses relating to natural disaster, net—2005	(0.8)	(6.8)	1.1
Loss on disposal of assets	0.4	0.2	—

Operating income	13.3	17.5	5.7
Interest income	0.3	0.2	0.4
Interest expense	(2.4)	(3.5)	(1.8)
Loss resulting from debt refinancing	—	(1.9)	—
Other expense, net	(0.1)	(0.2)	(0.2)

Income before income taxes	11.1	12.1	4.1
Provision for income taxes	4.0	4.4	0.8

Net income	7.1	7.7	3.3

2008 – 2007

Revenues. Revenues increased $20.3 million, or 12.9%, from $157.1 million in 2007 to $177.4 million in 2008. The increase in revenues was due to higher sales prices of 2.0% and 73.4% for the Company’s fish meal and fish oil, respectively, which was partially offset by lower sales volumes of 3.8% and 16.7% for the Company’s fish meal and fish oil, respectively. Considering fish meal, fish oil and fish solubles sales activities in total, the Company experienced a $34.8 million increase in revenues due to increased sales prices and a $14.5 million decrease in revenue caused by decreased sales volumes, when comparing 2008 to 2007.

Cost of Sales. Cost of sales, including depreciation and amortization, for 2008 was $134.4 million, an $11.9 million increase, or 9.7%, as compared to 2007. Cost of sales as a percentage of revenues was 75.7% for 2008 as compared to 77.9% for 2007. The decrease in cost of sales as a percentage of revenue was primarily due to increased fish oil sales prices, partially offset by increased per unit production costs due to increased energy, labor and repair costs and below average fish catch attributable to adverse weather conditions mainly associated with hurricane activity.

Gross Profit. Gross profit increased $8.3 million, or 24.0%, from $34.7 million in 2007 to $43.0 million in 2008. Gross profit as a percentage of revenues was 24.3% for 2008 as compared to 22.1% for 2007. The increase in gross profit as a percentage of revenues was primarily due to increased fish oil sales prices partially offset by increased per unit production costs as discussed above.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased $0.1 million, or 0.5%, from $16.4 million in 2007 to $16.3 million in 2008. The decrease was primarily due to decreased employee bonuses incurred in 2008 as compared to 2007, partially offset by increased public affairs costs in 2008 as compared to 2007. Additionally, during 2008, the Company recorded approximately $0.4 million related to the estimated cost of an environmental remediation for one of the Company’s properties. The Company anticipates that the remediation will be completed in 2009.

Research and development expenses. Research and development expenses increased $0.6 million from approximately $1.2 million in 2007 to approximately $1.8 million in 2008. The increase is due in part to the increase in equipment and employees for the OmegaPure Technology and Innovation Center, which commenced operations in January 2007 but was not fully staffed until the latter part of 2007. Additionally, the increase is due to an additional research project that commenced during 2008.

Loss resulting from natural disaster, net—2008. During 2008, the Company incurred losses, net of insurance receivable, of $2.0 million relating to damages incurred at its Abbeville and Cameron, Louisiana, fish processing facilities related to Hurricane Ike.

(Insurance recoveries and other proceeds) losses relating to natural disaster, net —2005. During 2008, the Company received a federal hurricane assistance grant of $1.3 million, net of fees, related to the impact of Hurricane Rita on the Company. During 2007, the Company settled the lawsuit with its primary and secondary insurance carriers which resulted in the recognition of $10.7 million in net proceeds in excess of amounts previously recorded.

Loss on disposal of assets. Loss on disposal of assets increased $0.4 million from a loss of $0.3 million in 2007 to a loss of $0.7 million in 2008. The increase was the result of disposal of miscellaneous assets in the ordinary course of business during 2008.

Operating income. As a result of the factors discussed above, the Company’s operating income decreased $3.9 million from $27.4 million in 2007 to $23.5 million in 2008. As a percentage of revenues, operating income decreased from 17.5% in 2007 to 13.3% in 2008.

Interest income. Interest income increased by $0.1 million from $0.4 million in 2007 to $0.5 million in 2008. The increase was primarily due to increased average cash balances on which interest income is generated partially offset by a decrease in interest rates.

Interest expense. Interest expense decreased $1.2 million from $5.5 million in 2007 to $4.3 million in 2008. The decrease in interest expense is primarily due to decreased debt balances and interest rates during 2008 as compared to 2007.

Loss resulting from debt refinancing. Loss resulting from debt refinancing was $3.0 million in 2007. The expenses related to previously deferred debt issuance costs and other costs that became immediately recognized when the Company refinanced its prior credit facility on March 26, 2007. No such loss was incurred during 2008.

Other income (expense), net. Other income (expense), net decreased by $0.2 million from a net expense of $0.3 million in 2007 to a net expense of $0.1 million in 2008. The decrease was primarily due to an enterprise zone grant awarded to the Company by the Commonwealth of Virginia in the amount of $159,000 during 2008 and a decrease in fees paid to the Company’s bank and related lenders.

Provision for income taxes. The Company recorded a $7.1 million provision for income taxes in 2008 representing an effective tax rate of 36.0% for income taxes compared to 36.0% in 2007. The Company believes that it is more probable than not that the recorded estimated deferred tax asset benefits and state operating loss carry-forwards will be realized except for the amount for which a valuation allowance has been provided. The statutory tax rate of 34% for U.S. federal taxes was in effect for the respective periods.

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

Insurance recoveries and other proceeds—2005. During 2007, the Company settled the lawsuits with its primary and secondary insurance carriers which resulted in the recognition of $10.7 million in net proceeds in excess of insurance recoveries previously recorded. The losses of approximately $1.5 million incurred in 2006 represent costs in excess of the original estimated involuntary conversion loss recorded at December 31, 2005.

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

Loss resulting from debt refinancing. Refinancing expenses were $3.0 million in 2007. The expenses relate to previously deferred debt issuance costs and other costs that became immediately recognized when the Company refinanced its prior credit facility on March 26, 2007. No such expenses were recognized in 2006.

Other income (expense), net. Other income (expense), net increased by $89,000 from $244,000 in 2006 to $333,000 in 2007. The increase was primarily due to increased fees paid to the Company’s bank and miscellaneous charges incurred during 2007 that were not incurred in 2006.

Provision for income taxes. The Company recorded a $6.8 million provision for income taxes in 2007 representing an effective tax rate of 36.0% for income taxes compared to 20.8% in 2006. This increase in the effective tax rate is primarily a result of factors experienced in 2006 that had less of an impact in 2007. These factors include the partial exclusion of income on foreign sales, income tax credits attributable to post-hurricane wages and a state income tax benefit. The Company believes that it is more probable than not that the recorded estimated deferred tax asset benefits and state operating loss carry-forwards will be realized except for the amount for which a valuation allowance has been provided. The statutory tax rate of 34% for U.S. federal taxes was in effect for the respective periods.

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

At December 31, 2008, the Company had an unrestricted cash balance of $14.0 million, down $5.3 million from December 31, 2007. This decrease was primarily due to capital expenditures, changes in receivables and debt payments, offset by increased revenue, proceeds received from stock options exercised and insurance recoveries and other proceeds received during 2008. The Company’s annual revenues and its resulting liquidity are highly dependent on annual fish catch, production yields, selling prices for its products and inventories available for sale. While the Company’s selling prices for its products increased in 2008 over 2007 and 2006, those increases were offset by higher energy, labor and repair costs and below average fish catch attributable to adverse weather conditions mainly associated with hurricane activity experienced during the 2008 fishing season, which resulted in significantly higher per unit inventory costs. It is expected that the significantly higher per unit inventory costs related to the 2008 fishing season will also negatively impact the first and second quarters of 2009.

The aggregate amount of the Company’s outstanding indebtedness at December 31, 2008 was approximately $59.0 million compared to approximately $65.3 million at December 31, 2007. The Company has a highly leveraged financial structure, limiting its financial flexibility. In particular, the Company will be required to use a portion of its cash flows to pay principal and interest on its debt, which will reduce the amount of money the Company has for operations, capital expenditures, expansion, acquisitions or general corporate or other business activities. In addition, the covenants contained in the Company’s debt agreements limit its ability to borrow money in the future for acquisitions, capital expenditures or to meet the Company’s operating expenses or other general corporate obligations. See “Risk Factors—The Company has a substantial amount of indebtedness, which may adversely affect its ability to operate its business, remain in compliance with debt covenants and make payments on its debt.”

Capital and Credit Market Crisis

It is possible that the recent unprecedented volatility in capital and credit markets may create additional risks in the upcoming months and possibly years.

•

Liquidity in the capital and credit markets—The Company believes that it has sufficient liquidity despite the disruption of the capital and credit markets. While not significant to the Company to date, the disruptions in capital and credit markets may result in increased borrowing costs associated with short-term and long-term debt.

•

Counterparty creditworthiness—The Company is subject to credit risk, which relates to the ability of its customers to meet their contractual payment obligations or the potential non-performance of counterparties to deliver contracted energy.

•

Value of Investments—The Company sponsors a defined benefit pension plans for its employees. The market value of the investments within the employee pension plan declined by approximately 24.9% during the year ended December 31, 2008. The benefit plan assets and obligations of the Company are remeasured annually using a December 31 measurement date. Reductions in plan assets from investment losses may result in an increase to the plans’ unfunded status and a decrease in shareholders’ equity upon actuarial revaluation of the plan on January 1, 2009. Changes in the value of plan assets will not have an impact on the income statement for 2008; however, reduced benefit plan assets will result in increased benefit costs in future years and may increase the amount and accelerate the timing of required future funding contributions. Depending upon market conditions, such increases could be material.

•

Macroeconomic conditions—The recent capital and credit market crisis is adversely affecting the U.S. and global economies. This could have several adverse effects on the Company’s markets should the effects of the downturn be experienced for an extended period of time. Potential long-term decline of global economies could lead to lower demand for fishmeal and oil which could result in a decline of the Company’s sales prices and related revenue. Lower demand for fishmeal and oil could also lead to lower margins for the Company. In addition, customers may not be able to pay, or may delay payment of, accounts receivable that are owed to the Company.

Source of Capital: Operations

Net cash flow provided by operating activities increased from approximately $6.0 million for the year ended December 31, 2007 to $8.2 million for the year ended December 31, 2008. The increase in operating cash flow is primarily attributable to net income and changes in accounts receivable, inventory and accrued liabilities. Additionally, the Company incurred an early payment penalty of $0.9 million during 2007 related to the Company refinancing its prior credit facility.

Source of Capital: Debt

Net financing activities provided (used) cash of $5.4 million and ($5.1) million during the years ended December 31, 2008 and 2007, respectively. The year 2008 included $6.4 million in debt and capital lease principal payments and $11.8 million in proceeds and tax effects received from stock options exercised. The year 2007 included approximately $47.3 million in total borrowings, $57.3 million in principal payments with respect to the Company’s prior credit facility and other debt obligations, $0.7 million in debt issuance costs associated with the new Senior Credit Facility and $5.6 million in proceeds and tax effects received from stock options exercised.

Under Title XI, as administered under the FFP, the Company has secured loans through lenders with terms generally ranging between 12 and 20 years at interest rates between 6% and 8% per annum which are enhanced with a government guaranty to the lender for up to 80% of the financing. The Company’s current Title XI borrowings are secured by liens on 18 fishing vessels and mortgages on the Company’s Reedville, Virginia and Abbeville, Louisiana plants. In 1996, Title XI borrowing was modified to permit use of proceeds from borrowings obtained through this program for shore-side construction.

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

On December 1, 2005, pursuant to the Title XI program, the FFP approved a second financing application made by the Company in the amount of $16.4 million (the “Second Approval Letter”). In May 2006, the Company submitted a $6.3 million financing request under the Second Approval Letter. The Company closed on the $6.3 million FFP loan in the first quarter of 2007. As of December 31, 2008, the Company had approximately $28.4 million of borrowings outstanding under Title XI and was in compliance with all of the covenants contained therein.

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

The Company has entered into interest rate swap agreements with notional amounts as indicated below that are scheduled to mature in March 2012. The swaps effectively convert all of the Company’s variable rate debt under the Term Loan to a fixed rate, without exchanging the notional value amounts.

Date of Contract	Original Notional Amount	Contracted Interest Rate	Total Asset (Liability) as of December 31, 2008	Total Deferred Tax Asset (Liability) as of December 31, 2008	Notional Amount as of December 31, 2008
April 4, 2007	$19,950,000	5.16%	$(1,385,100)	$470,900	$17,456,000
February 7, 2008	10,237,500	3.36%	(355,300)	120,800	9,188,000
March 19, 2008	4,436,250	2.96%	(118,000)	40,100	3,981,000

			$(1,858,400)	$631,800	$30,625,000

The Credit Agreement requires the Company comply with various affirmative and negative covenants affecting its business and operations. In addition, the Company is required to comply with the following financial covenants:

•

The Company is required to maintain Consolidated Net Worth (as defined in the Credit Agreement) of at least $85 million, which is increased on a cumulative basis as of the end of each fiscal quarter (commencing June 30, 2007) by an amount equal to 75% of Consolidated Net Income (as defined in the Credit Agreement) (to the extent positive) for the fiscal quarter then ended plus 100% of the amount of certain equity issuances after the Closing Date that increase consolidated shareholders’ equity.

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

•

The Company is not permitted to have Consolidated Capital Expenditures (as defined in the Credit Agreement) in excess of $21 million for fiscal year 2008 (as amended on September 29, 2008) and $15 million for all subsequent fiscal years.

In addition to the above listed financial covenants, the Credit Agreement contains specific definitions of events which could constitute default. One such definition relates to a “cross-default” provision wherein if the Company was to default on any other credit agreement, such as Title XI debt, the Senior Credit Facility could also be considered in default.

As of December 31, 2008, the Company was in compliance with all applicable financial covenants.

The Senior Credit Facility will terminate on March 26, 2012 (the “Maturity Date”). All loans and all other obligations outstanding under the Senior Credit Facility shall be payable in full on the Maturity Date. For a more detailed description of the terms and conditions of the Credit Agreement, see the Company’s Current Report on Form 8-K filed with the SEC on March 30, 2007.

As of December 31, 2008, the Company had $30.6 million outstanding under the Term Loan and approximately $2.8 million in letters of credit issued primarily in support of worker’s compensation insurance programs. As of December 31, 2008, the Company had $17.2 million available under the Revolving Credit Facility and the Company was in compliance with all of the covenants under the Senior Credit Facility. The Company has no off-balance sheet arrangements other than normal operating leases and standby letters of credit.

Use of Capital: Operations

Net investing activities (used) provided cash of ($18.9) million and $10.3 million for the years ended December 31, 2008 and 2007, respectively. The Company’s investing activities consist mainly of capital expenditures for equipment purchases, replacements, vessel refurbishments, and fish oil refining processes. The Company made capital expenditures of approximately $22.9 million and $8.3 million, for the years ended December 31, 2008 and 2007, respectively. The Company anticipates making an additional $15.0 million in capital expenditures during 2009 primarily for the refurbishment of vessels and plant assets and for the repair of certain equipment damaged by Hurricane Ike. Investing activities also includes the receipt of $0.2 million related to proceeds from disposition of assets and $3.8 million in proceeds from insurance companies and a federal hurricane recovery grant for the year ended December 31, 2008. For the year ended December 31, 2007, investing activities included $18.7 million from insurance companies relating to Hurricanes Katrina and Rita.

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

Use of Capital: Contractual Obligations

The following tables aggregate information about the Company’s contractual cash obligations and other commercial commitments (in thousands) as of December 31, 2008:

	Payments Due by Period
Contractual Cash Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years
Long term debt	$59,009	$7,697	$18,949	$16,463	$15,900
Capital lease obligation	1,936	302	817	817	—
Interest on long term debt and capital lease obligation	17,381	3,984	6,264	3,290	3,843
Operating lease obligations	6,515	1,642	2,147	1,471	1,255
Pension Funding	11,786	606	6,750	3,520	910
Energy Commitments (1)	16,466	16,466	—	—	—

Total Contractual Cash Obligations	$113,093	$30,697	$34,927	$25,561	$21,908

(1)	As of December 31, 2008, the Company had normal purchase commitments for energy usage of approximately $16.5 million that will be delivered in quantities expected to be used in the normal course of business during the 2009 fishing seasons.

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

The Company is also exposed to market risk associated with natural gas and diesel prices. To partially mitigating this risk, the Company forward purchased a portion of its expected natural gas and diesel usage for 2009. Additionally, subsequent to December 31, 2008, the Company purchased natural gas and heating oil swaps related to a portion of its expected natural gas and diesel usage for 2010. The Company is currently exposed to market risk associated with increases in natural gas and diesel prices related to the portion not forward-purchased for 2009 and not covered by swaps for 2010.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Omega Protein Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Omega Protein Corporation and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Notes 1 and 16 to the consolidated financial statements, the Company changed the manner in which it measures fair value of its financial assets and financial liabilities in 2008. As discussed in Note 9 to the consolidated financial statements, the Company changed the manner in which it accounts for its uncertain tax positions in 2007.

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

PricewaterhouseCoopers LLP

Houston, Texas

March 10, 2009

OMEGA PROTEIN CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2008	December 31, 2007
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$13,995	$19,292
Receivables, net	33,455	16,051
Inventories	74,676	70,852
Deferred tax asset, net	101	—
Prepaid expenses and other current assets	1,438	1,456

Total current assets	123,665	107,651
Other assets, net	2,735	3,344
Deferred tax assets, net	—	175
Property, plant and equipment, net	106,181	96,659

Total assets	$232,581	$207,829

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$7,697	$6,283
Current portion of capital lease obligation	302	—
Accounts payable	2,507	2,459
Accrued liabilities	16,347	15,067
Deferred tax liabilities, net	—	381

Total current liabilities	26,853	24,190
Long-term debt, net of current maturities	51,312	58,976
Capital lease obligation, net of current portion	1,634	—
Interest rate swap liability, net of current portion	959	459
Deferred tax liability, net of current portion	3,005	—
Pension liabilities, net	9,261	5,749

Total liabilities	93,024	89,374

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 authorized shares; none issued	—	—
Common Stock, $0.01 par value; 80,000,000 authorized shares; 18,712,096 and 17,453,702 shares issued and outstanding at December 31, 2008 and 2007, respectively	187	175
Capital in excess of par value	114,008	101,865
Retained earnings	36,011	23,435
Accumulated other comprehensive loss	(10,649)	(7,020)

Total stockholders’ equity	139,557	118,455

Total liabilities and stockholders’ equity	$232,581	$207,829

The accompanying notes are an integral part of the consolidated financial statements.

OMEGA PROTEIN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2008	2007	2006
	(in thousands, except per share amounts)
Revenues	$177,412	$157,149	$139,834
Cost of sales	134,387	122,455	116,638

Gross profit	43,025	34,694	23,196
Selling, general and administrative expenses	16,310	16,386	13,683
Research and development expenses	1,757	1,194	—
Loss resulting from natural disaster, net—2008	2,033	—	—
(Insurance recoveries and other proceeds) losses relating to natural disaster, net—2005	(1,336)	(10,669)	1,548
Loss on disposal of assets	718	343	9

Operating income	23,543	27,440	7,956
Interest income	527	350	622
Interest expense	(4,306)	(5,471)	(2,560)
Loss resulting from debt refinancing	—	(3,024)	—
Other expense, net	(111)	(333)	(244)

Income before income taxes	19,653	18,962	5,774
Provision for income taxes	7,077	6,823	1,202

Net income	$12,576	$12,139	$4,572

Basic earnings per share	$0.69	$0.72	$0.19

Weighted average common shares outstanding	18,298	16,830	24,322

Diluted earnings per share	$0.68	$0.70	$0.18

Weighted average common shares and potential common shares outstanding	18,581	17,432	25,200

The accompanying notes are an integral part of the consolidated financial statements.

OMEGA PROTEIN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007	2006
	(in thousands)
Cash flow provided by (used in) operating activities:
Net income	$12,576	$12,139	$4,572
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	12,883	13,279	13,069
Loss resulting from natural disaster, net—2008	3,065	—	—
(Insurance recoveries and other proceeds) losses relating to natural disaster, net—2005	(1,337)	(10,669)	1,094
Loss resulting from debt refinancing	—	2,151	—
Loss on disposal of assets, net	718	343	9
Provisions for losses on receivables	45	117	10
Share based compensation	375	316	166
Deferred income taxes	3,102	4,340	655
Changes in assets and liabilities:
Receivables	(20,001)	(2,886)	2,299
Amounts due from former majority owner	—	—	105
Inventories	(3,824)	(10,807)	(13,185)
Prepaid expenses and other current assets	18	231	(565)
Other assets	(689)	(1,514)	(2,990)
Accounts payable	48	3	(1,393)
Accrued liabilities	592	1,096	1,558
Pension liability, net	667	(2,161)	(1,630)
Other, net	—	41	(2)

Total adjustments	(4,338)	(6,120)	(800)

Net cash provided by operating activities	8,238	6,019	3,772

Cash flow (used in) provided by investing activities:
Proceeds from disposition of assets	181	—	166
Proceeds from insurance companies, hurricanes	3,837	18,667	2,000
Capital expenditures	(22,943)	(8,331)	(20,318)

Net cash (used in) provided by investing activities	(18,925)	10,336	(18,152)

Cash flow provided by (used in) financing activities:
Principal payments of long-term debt	(6,250)	(57,250)	(3,553)
Principal payments of capital lease obligation	(140)	—	—
Debt issuance costs	—	(723)	(2,342)
Proceeds from borrowings	—	47,349	48,612
Purchase and retirement of common stock	—	—	(47,500)
Treasury stock acquisition costs	—	—	(996)
Proceeds from stock options exercised	9,364	2,897	1,247
Tax effect of stock options exercised	2,416	2,663	546

Net cash provided by (used in) financing activities	5,390	(5,064)	(3,986)

Effect of exchange rate changes on cash and cash equivalents	—	8	(3)

Net (decrease) increase in cash and cash equivalents	(5,297)	11,299	(18,369)
Cash and cash equivalents at beginning of year	19,292	7,993	26,362

Cash and cash equivalents at end of year	$13,995	$19,292	$7,993

Supplemental cash flow information:
Cash paid (received) during the year for:
Interest	$5,019	$4,854	$2,126
Income taxes	$1,519	$160	$—

In 2008, 2007 and 2006, approximately 0, 5,200 and 8,400 shares, respectively, of the Company’s common stock were issued to directors in non cash transactions as payment in lieu of Board retainer and per diem fees. Expenses were recognized on these non cash transactions of $0, $41,700, and $51,000 for 2008, 2007, and 2006, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

OMEGA PROTEIN CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Amount	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
	(in thousands)
Balance at December 31, 2005	25,447	$255	$116,512	$35,253	$(7,618)	$(2,035)	$142,367
Issuance of common stock	444	4	1,407	—	—	—	1,411
Purchase and retirement of common stock	(9,681)	(97)	(22,504)	(27,930)	—	2,035	(48,496)
Tax benefit from exercise of stock options	—	—	546	—	—	—	546
Comprehensive income (loss):
Net income	—	—	—	4,572	—	—	4,572
Other comprehensive income (loss):
Minimum pension liability, net of tax benefit of $357	—	—	—	—	693	—	693
Foreign translation adjustment, net of tax expense	—	—	—	—	(3)	—	(3)

Total comprehensive loss				4,572	690	—	5,262

Balance at December 31, 2006	16,210	$162	$95,961	$11,895	$(6,928)	$—	$101,090
Issuance of common stock	1,244	13	3,241	—	—	—	3,254
Tax benefit from exercise of stock options	—	—	2,663	—	—	—	2,663
FIN 48 adoption, net of tax	—	—	—	(599)	—	—	(599)
Comprehensive income (loss):
Net income	—	—	—	12,139	—	—	12,139
Other comprehensive income (loss):
Interest rate swap adjustment, net of tax benefit of $228	—	—	—	—	(442)	—	(442)
Pension benefits adjustment, net of tax expense of $176	—	—	—	—	342	—	342
Foreign currency translation adjustment, net of tax expense of $4	—	—	—	—	8	—	8

Total comprehensive income (loss)				12,139	(92)	—	12,047

Balance at December 31, 2007	17,454	$175	$101,865	$23,435	$(7,020)	$—	$118,455
Issuance of common stock	1,258	12	9,727	—	—	—	9,739
Tax benefit from exercise of stock options	—	—	2,416	—	—	—	2,416
Comprehensive income (loss):
Net income	—	—	—	12,576	—	—	12,576
Other comprehensive income (loss):
Interest rate swap adjustment net of tax benefit of $404	—	—	—	—	(784)	—	(784)
Pension benefits adjustment, net of tax benefit of $1,465	—	—	—	—	(2,845)	—	(2,845)

Total comprehensive income (loss)				12,576	(3,629)	—	8,947

Balance at December 31, 2008	18,712	$187	$114,008	$36,011	$(10,649)	—	$139,557

The accompanying notes are in integral part of the consolidated financial statements.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	SIGNIFICANT ACCOUNTING POLICIES SUMMARY OF OPERATIONS AND BASIS OF PRESENTATION

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

Hurricane Losses, Insurance Recoveries and Other Proceeds

2008 Hurricane Activity

On September 13, 2008, the Company’s Abbeville and Cameron, Louisiana fish processing facilities were damaged by Hurricane Ike. Both of these facilities were non-operational immediately after the hurricane. Operations at the Abbeville fish processing facility were restored to full capacity on September 22, 2008. The Company anticipates the Cameron fish processing facility to be fully functional prior to the beginning of the 2009 fishing season.

The direct impact of Hurricane Ike on the Company was a loss of physical inventories and physical damage to the plants. The interruption of processing capabilities caused the Company to address the impact of abnormal downtime of its processing facilities, which resulted in the immediate recognition of costs which would ordinarily have been captured as inventory costs. The amounts of these losses are more fully described in Notes 2, 3, 5 and 13.

The Company maintains insurance coverage for a variety of these damages, most notably property, inventory, vessel and business interruption insurance. The nature and extent of the insurance coverage varies by line of policy and the Company has recorded insurance recoveries as accounts receivable based on estimates and discussions with its insurers and adjusters. On October 17, 2008, the Company received an advance of $2.5 million from its primary insurance carrier. Subsequent to December 31, 2008, the Company received the final cash settlement of $7.5 million.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2005 Hurricane Activity

On August 29, 2005, the Company’s Moss Point, Mississippi fish processing facility and adjacent shipyard were severely damaged by Hurricane Katrina. On September 25, 2005, the Company’s Cameron and Abbeville, Louisiana fish processing facilities were also severely damaged by Hurricane Rita.

In order to facilitate the insurance recovery process, on July 28, 2006, the Company filed a lawsuit against its property insurance carriers, Lexington Insurance Company and RSUI Indemnity Company, in the U.S. District Court for the Western District of Louisiana, alleging breach of contract and bad faith based on the insurance carriers’ failure to pay amounts due to the Company under its property insurance policies for damages sustained from Hurricanes Katrina and Rita in the third quarter of 2005. The Company settled its lawsuit with its primary property insurance carrier, Lexington Insurance Company, for a total of $19.8 million during the third quarter of 2007. Of the $19.8 million, $12.0 million was previously recorded as a receivable and was received as of September 30, 2007, $3.3 million was paid to outside legal counsel in connection with the settlement and $4.5 million was recognized during the third quarter of 2007 as insurance recoveries and other proceeds relating to natural disaster, net– 2005 in the statement of operations and comprehensive income and was received as of December 31, 2007. In addition, the Company settled its lawsuit with its secondary property insurance carrier, RSUI Indemnity Company, for a total of $9.2 million during the fourth quarter of 2007. Of the $9.2 million, $0.7 million was advanced during the third quarter of 2007 and recognized as insurance recoveries and other proceeds relating to natural disaster, net–2005 in the statement of operations and comprehensive income, $3.0 million was paid to outside legal counsel in connection with the settlement during the fourth quarter of 2007 and $5.5 million was recognized and received during the fourth quarter of 2007 as insurance recoveries and other proceeds relating to natural disaster, net–2005 in the statement of operations and comprehensive income. The Company still has a pending lawsuit against its insurance broker alleging negligent procurement, negligent misrepresentation, breach of contract and violations of Texas Insurance and Consumer laws.

During 2008, the Company received a grant of $1.3 million, net of fees and expenses, from the Louisiana Department of Wildlife and Fisheries which was recognized as “Insurance recoveries and other proceeds related to natural disaster, net—2005” in the Consolidated Statement of Operations for the year ended December 31, 2008. The grant provides assistance for commercial fishing owners impacted by Hurricanes Katrina and Rita in 2005. Subsequent to December 31, 2008, the Company received a similar grant related to the impact of Hurricane Katrina of $2.6 million, net of fees and expenses, from the State of Mississippi. The Mississippi grant will be recognized in the Consolidated Statement of Operations during 2009.

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

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In addition to the above insurance policies, the Company maintains insurance coverage for property, inventory and business interruption insurance. The nature and extent of the insurance coverage varies by line of policy. The Company has recorded insurance recoveries related to Hurricane Ike up to the policy maximum of $10 million, of which the Company has recognized $7.5 million as an account receivable as of December 31, 2008 due to the prior receipt in October 2008 of an advance of $2.5 million from the insurance carrier. Subsequent to December 31, 2008, the Company received the remaining $7.5 million in settlement of the claim.

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

For the year ended December 31, 2008, the Company recorded gains in product inventory of $29,000 related to the settlement of natural gas call options above the $10.50 option price.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest Rate Swap Agreements

The Company does not enter into financial instruments for trading or speculative purposes. The Company has entered into interest rate swap agreements to manage its cash flow exposure to interest rate changes with notional amounts as indicated below that are scheduled to mature in March 2012. The swaps effectively convert all the Company’s variable rate debt under the Term Loan (as defined below) to a fixed rate, without exchanging the notional principal amounts.

Date of Contract	Original Notional Amount	Contracted Interest Rate	Total Asset (Liability) as of December 31, 2008	Total Deferred Tax Asset (Liability) as of December 31, 2008	Notional Amount as of December 31, 2008
April 4, 2007	$19,950,000	5.16%	$(1,385,100)	$470,900	$17,456,000
February 7, 2008	10,237,500	3.36%	(355,300)	120,800	9,188,000
March 19, 2008	4,436,250	2.96%	(118,000)	40,100	3,981,000

			$(1,858,400)	$631,800	$30,625,000

As of December 31, 2008, the Company has recorded a long-term liability of $958,700, net of the current portion of $899,700, to recognize the fair value of interest rate derivatives, and has also recorded a deferred tax asset of $631,800 associated therewith. The change in fair value from inception to December 31, 2008 is recorded in “other comprehensive income” in the Company’s consolidated financial statements. The following table illustrates the changes recorded, net of tax, in accumulated other comprehensive loss resulting from the interest rate swap agreements.

(in thousands)
Balance at January 1, 2008	$(442)
Net gain/(loss), net of tax, reclassified into earnings	(199)
Net change associated with current period swap transactions, net of tax	(585)

Balance at December 31, 2008	$(1,226)

The $1,226,000 reported in accumulated other comprehensive loss as of December 31, 2008 will be reclassified to earnings, through “interest expense”, on a quarterly basis until 2012, when the interest rate swaps expire. The amount to be reclassified to earnings, net of taxes, during the next 12 months is expected to be approximately $593,800.

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

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Income Taxes

The Company utilizes the liability method to account for income taxes. This method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of existing temporary differences between the financial reporting and tax reporting basis of assets and liabilities, and operating loss and tax credits carryforwards for tax purposes. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. The Company believes that the deferred tax assets recorded as of December 31, 2008 are realizable through future reversals of existing taxable temporary differences and future taxable income. If the Company were to subsequently determine that it would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to deferred tax assets would increase earnings for the period in which such determination was made. The Company will continue to assess the adequacy of the valuation allowance on a quarterly basis. Any changes to the estimated valuation allowance could be material to the consolidated financial condition and results of operations.

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

Replacements and major improvements are capitalized and amortized over a period of 5 to 15 years. Maintenance and repairs are charged to expense as incurred. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from the accounts. Any resulting gains or losses are included in the statement of operations. The Company capitalizes interest as part of the acquisition cost of a qualifying asset.

Interest is capitalized only during the period of time required to complete and prepare the asset for its intended use. For the years ended December 31, 2008, 2007 and 2006, the Company capitalized approximately $292,600, $82,900 and $0, respectively, of interest.

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

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Accumulated Comprehensive Loss

The components of accumulated other comprehensive loss included in shareholder’s equity are as follows:

	December 31, 2008	December 31, 2007
	(in thousands)
Cumulative Translation Adjustments, net of tax benefit of $13 as of December 31, 2008 and December 31, 2007	$(25)	$(25)
Pension Benefits Adjustments, net of tax benefit of $4,842 as of December 31, 2008 and $3,377 as of December 31, 2007	(9,398)	(6,553)
Fair Value of Interest Rate Swap, net of tax benefit of $632 as of December 31, 2008 and $228 as of December 31, 2007.	(1,226)	(442)

Accumulated Other Comprehensive Loss	$(10,649)	$(7,020)

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

At December 31, 2008 and December 31, 2007, the Company had cash deposits concentrated primarily in one major bank. In addition, the Company had commercial quality grade investments A2P2 rated or better with companies and financial institutions. The Company believes that credit risk in such investments is minimal.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Earnings per Share

Basic earnings per common share (EPS) were computed by dividing net earnings by the weighted average number of common shares outstanding during the reporting period. Diluted EPS reflects the dilution that could occur if securities or contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted earnings per common share was computed by dividing net earnings by the sum of the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if the dilutive potential common shares (in this case, exercise of the Company’s employee stock options) had been issued during each period as discussed in Note 8.

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

The implementation of SFAS No. 157 for financial assets and financial liabilities, effective January 1, 2008, did not have a material impact on the Company’s consolidated financial position and results of operations. The implementation of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities will not require any new fair value measurements and therefore the Company does not expect it will have a material impact on its consolidated financial position and results of operations.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations (SFAS 141(R)).” SFAS 141(R) states that all business combinations, whether full, partial, or step acquisitions, will result in all assets and liabilities of an acquired business being recorded at their fair values at the acquisition date. In subsequent periods, contingent liabilities will be measured at the higher of their acquisition date fair value or the

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

estimated amounts to be realized. SFAS 141(R) applies to all transactions or other events in which an entity obtains control of one or more businesses. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. The Company does not expect the adoption of SFAS No. 141(R) will have a material impact on its consolidated results of operations, financial position and related disclosures.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statement—amendments of ARB No. 51 (SFAS 160).” SFAS 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. The Company does not expect the adoption of SFAS No. 160 will have a material impact on its consolidated results of operations, financial position and related disclosures.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities (SFAS 161).” SFAS 161 is a clarification of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” which did not provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance and cash flows. Accordingly, SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect the adoption of SFAS No. 161 will have a material impact on its consolidated results of operations, financial position and related disclosures.

Stock-Based Compensation

The Company has a stock-based compensation plan, which is described in more detail in Note 12.

NOTE 2. ACCOUNTS RECEIVABLE

Accounts receivable as of December 31, 2008 and 2007 are summarized as follows:

	2008	2007
	(in thousands)
Trade	$22,802	$14,767
Insurance	8,139	727
Employee	11	21
Income tax	2,653	583
Other	15	73

Total accounts receivable	33,620	16,171
Less allowance for doubtful accounts	(165)	(120)

Receivables, net	$33,455	$16,051

As a result of Hurricane Ike (see Note 13 – Hurricane Losses, Insurance Recoveries and Other Proceeds), the Company sustained damage to its Abbeville and Cameron, Louisiana fish processing facilities. The Company initially recorded a hurricane related insurance receivable of $10.0 million, of which $7.5 million was receivable as of December 31, 2008. Subsequent to December 31, 2008, the Company received the remaining $7.5 million in settlement of the claim.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3. INVENTORY

Inventory as of December 31, 2008 and 2007 is summarized as follows:

	2008	2007
	(in thousands)
Fish meal	$38,115	$42,937
Fish oil	22,927	13,590
Fish solubles	1,073	1,461
Unallocated inventory cost pool (including off-season costs)	6,407	6,848
Other materials & supplies	6,154	6,016

Total inventory	$74,676	$70,852

Inventory at December 31, 2008 and 2007 is stated at the lower of cost or market. The elements of unallocated inventory cost pool include plant and vessel related labor, utilities, rent, repairs and depreciation, to be allocated to inventories produced through the 2008 fishing season.

As a result of Hurricane Ike, the Company sustained damage to its Cameron, Louisiana and Port Arthur, Texas fish meal inventory and Abbeville and Cameron, Louisiana materials and supplies inventory. The Company recognized a $1.4 million fish meal inventory write-off and $0.3 million materials and supplies write-off for the year ended December 31, 2008. See Note 13—Hurricane Losses, Insurance Recoveries and Other Proceeds.

The hurricanes also affected the Company’s 2008 Gulf of Mexico fishing season due to the closure of two fish processing facilities in the Gulf of Mexico region. As a result of these closures and their impact on fishing, the Company has recognized a $5.4 million unallocated inventory cost pool write-off and a $0.9 million write-off related to idle plant cost for the year ended December 31, 2008. See Note 13—Hurricane Losses, Insurance Recoveries and Other Proceeds.

NOTE 4. OTHER ASSETS

Other assets as of December 31, 2008 and 2007 are summarized as follows:

	2008	2007
	(in thousands)
Fish nets, net of accumulated amortization of $2,213 and $2,008	$1,192	$1,093
Insurance receivable, net of allowance for doubtful accounts	640	1,082
Title XI debt issuance costs	316	374
Other debt issuance costs	510	736
Deposits and other	77	59

Total other assets, net	$2,735	$3,344

Amortization expense for fishing nets amounted to $1,048,000, $845,000 and $699,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

The Company carries insurance for certain losses relating to its vessels and Jones Act liability for employees aboard its vessels (collectively, “Vessel Claims Insurance”). The typical Vessel Claims Insurance policy contains an annual aggregate deductible (“AAD”) for which the Company remains responsible, while the insurance carrier

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

is responsible for all applicable amounts which exceed the AAD. It is the Company’s policy to accrue current amounts due and record amounts paid out on each claim. Once payments exceed the AAD, the Company records an insurance receivable for a given policy year, net of allowance for doubtful accounts. As of December 31, 2008 and 2007 the allowance for doubtful insurance receivable accounts was $2.0 million.

NOTE 5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of December 31, 2008 and 2007 are summarized as follows:

	2008	2007
	(in thousands)
Land	$7,690	$7,690
Plant assets	105,150	101,171
Fishing vessels	99,655	95,193
Furniture and fixtures	5,643	5,049
Construction in progress	12,662	4,166

Total property and equipment	230,800	213,269
Less accumulated depreciation and impairment	(124,619)	(116,610)

Property, plant and equipment, net	$106,181	$96,659

Depreciation expense for the years ended December 31, 2008, 2007 and 2006 was approximately $11.6 million, $12.1 million and $12.2 million, respectively.

As a result of Hurricane Ike, the Company sustained damage to its property and equipment at its Abbeville and Cameron, Louisiana fish processing facilities. The Company recognized a $0.3 million and $0.2 million write-off of its property and equipment and related accumulated depreciation, respectively, for the year ended December 31, 2008, which resulted in an involuntary conversion loss. The Company also recognized a $2.9 million loss on the involuntary conversion of damaged property and equipment related to plant assets. See Note 13—Hurricane Losses, Insurance Recoveries and Other Proceeds.

NOTE 6. NOTES PAYABLE AND LONG-TERM DEBT

At December 31, 2008 and 2007, the Company’s long-term debt consisted of the following:

	December 31, 2008	December 31, 2007
	(in thousands)
U.S. government guaranteed obligations (Title XI loans) collateralized by a first lien on certain vessels and certain plant assets:
Amounts due in installments through 2022, interest from 6.49% to 7.6%	$28,148	$30,858
Amounts due in installments through 2014, interest at Eurodollar rates plus 0.45% (4.21% and 5.68% at December 31, 2008 and December 31, 2007, respectively)	236	276
Bank of America term loan, quarterly principal payments, as defined, interest payable quarterly based on LIBOR plus an applicable rate (3.46% and 7.45% as of December 31, 2008 and December 31, 2007, respectively) maturing March 2012	30,625	34,125

Total debt	59,009	65,259
Less current maturities	(7,697)	(6,283)

Long-term debt	$51,312	$58,976

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On December 1, 2005, pursuant to the Title XI program, the FFP approved a second financing application made by the Company in the amount of $16.4 million (the “Second Approval Letter”). In May 2006, the Company submitted a $6.3 million financing request under the Second Approval Letter. The Company closed on the $6.3 million FFP loan in the first quarter of 2007. As of December 31, 2008, the Company was in compliance with all of the covenants contained therein.

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

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2008, the Company had $30.6 million outstanding under the Term Loan and $2.8 million in letters of credit issued primarily in support of worker’s compensation insurance programs. As of December 31, 2008, the Company had $17.2 million available under the Revolving Credit Facility and the Company was in compliance with all of the covenants under the Senior Credit Facility. The Company has no off-balance sheet arrangements other than normal operating leases and standby letters of credit.

Annual Maturities

The annual maturities of long-term debt for the five years ending December 31, 2013 and thereafter are as follows (in thousands):

2009	2010	2011	2012	2013	Thereafter
$7,697	$9,393	$9,556	$13,903	$2,560	$15,900

NOTE 7. CAPITAL LEASE OBLIGATION

On May 29, 2008 and July 10, 2008, the Company entered into capital lease agreements to lease barges for a period of 5 years. Following is a summary of future minimum payments under the capitalized lease agreements (in thousands):

2009	$524
2010	551
2011	578
2012	609
2013	290

Total minimum lease payments	2,552
Less amount representing interest	(616)

Present value of minimum payments	1,936
Less current portion of capital lease obligation	(302)

Long-term capital lease obligation	$1,634

As of December 31, 2008, assets recorded under capital lease obligations are included in Property, Plant and Equipment, net as follows (in thousands):

Fishing vessels and marine equipment, at cost	$2,076
Less accumulated depreciation	(225)

Property, plant and equipment, net	$1,851

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8. EARNINGS PER SHARE INFORMATION

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (in thousands except share and per share data) for the years ended December 31, 2008, 2007 and 2006.

	Years Ended December 31,			Years Ended December 31,			Years Ended December 31,
	2008			2007			2006
	Income (Numerator)	Shares (Denominator)	Amount	Income (Numerator)	Shares (Denominator)	Amount	Income (Numerator)	Shares (Denominator)	Amount
Net income	$12,576	—		$12,139	—		$4,572	—

Basic EPS
Income available to common stockholders’	12,576	18,298	$0.69	12,139	16,830	$0.72	4,572	24,322	$0.19

Effect of Dilutive stock option grants	—	283		—	602		—	878

Diluted EPS
Income available to common stockholders’	$12,576	18,581	$0.68	$12,139	17,432	$0.70	$4,572	25,200	$0.18

Options to purchase 1,206,000 shares of common stock at exercise prices ranging from $12.375 to $15.88 per share were outstanding during the year ended December 31, 2008, but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the shares during that year.

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

NOTE 9. INCOME TAXES

The Company’s provision (benefit) for income taxes consisted of the following:

	Years Ended December 31,
	2008	2007	2006
	(in thousands)
Current:
State	$40	$(70)	$—
U.S.	—	—	—
Deferred:
State	335	346	(140)
U.S.	6,702	6,547	1,342

Provision for income taxes	$7,077	$6,823	$1,202

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2008, for federal income tax purposes, the Company had $22.9 million in net operating losses expiring in 2009 through 2025, and approximately $1.3 million in alternative minimum tax credit carryforward.

The following table reconciles the income tax provisions (benefits) computed using the U.S. statutory rate of 34% to the provisions reflected in the financial statements.

	Years Ended December 31,
	2008	2007	2006
	(in thousands)
Taxes at statutory rate	$6,682	$6,442	$1,969
Foreign sales exempt income	—	—	(271)
State taxes, net of federal benefit	252	244	(97)
Excess executive compensation	22	255	—
Employment tax credits	—	—	(379)
Other	121	(118)	(20)

Provision for income taxes	$7,077	$6,823	$1,202

A tax benefit of $2,416,000 and $2,663,000 for the exercise of stock options was not included in income for financial reporting purposes and was credited directly to additional paid in capital as of December 31, 2008, and 2007, respectively.

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

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Temporary differences and tax credit carryforwards that gave rise to significant portions of deferred tax assets and liabilities as of December 31, 2008 and 2007 are as follows:

	2008	2007
	(in thousands)
Deferred tax assets:
Assets and accruals not yet deductible	$3,998	$2,922

Alternative minimum tax credit carryforwards	1,250	1,205
Equity in loss of unconsolidated affiliates	122	122
Net operating loss carryforward	6,119	11,157
Tax credit carryforward	859	574
Pension liability	5,118	3,377
State income tax	654	951
Other	175	175
Valuation allowance	(1,081)	(856)

Total deferred tax assets	17,214	19,627

Deferred tax liabilities:
Property and equipment	(15,970)	(16,083)
Pension and other retirement benefits	(1,970)	(1,422)
Assets currently deductible	(2,178)	(2,328)

Total deferred tax liabilities	(20,118)	(19,833)

Net deferred tax liability	$(2,904)	$(206)

Deferred income tax (liabilities) assets non-current	$(3,005)	$175
Deferred income tax asset (liabilities) current	101	(381)

Net deferred tax liability	$(2,904)	$(206)

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various states. With a few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2001. The Company is not currently under examination by the Internal Revenue Service, the various states or foreign jurisdictions.

The Company adopted the provisions of FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”, on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized approximately a $599,000 decrease in its deferred tax asset, which was accounted for as a reduction of $599,000 and $ -0- to the January 1, 2007, balance of retained earnings and accumulated other comprehensive income, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2008	2007
	(in thousands)
Balance at January 1,	$821	$991
Reductions for tax positions of prior years	—	(135)
Additions based on tax positions related to the current year	43	—
Settlements	—	(18)
Lapse of Statute of Limitations	—	(17)

Balance at December 31,	$864	$821

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Included in the balance at December 31, 2008, are $864,000 of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not materially affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company did not have an accrual for payment of interest and penalties at December 31, 2008 and December 31, 2007.

NOTE 10.	ACCRUED LIABILITIES

Accrued liabilities as of December 31, 2008 and December 31, 2007 are summarized as follows:

	December 31, 2008	December 31, 2007
	(in thousands)
Salary and benefits	$3,628	$3,959
Insurance	4,831	4,611
Taxes, other than income tax	177	33
Trade creditors	5,942	5,106
Fair market value of interest rate swap, current portion	899	211
Other	870	1,147

Total accrued liabilities	$16,347	$15,067

NOTE 11.	CERTAIN TRANSACTIONS AND ARRANGEMENTS BETWEEN THE COMPANY AND ZAPATA

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

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following represents intercompany activity for the periods presented (in thousands):

	Years Ended December 31,
	2008	2007	2006
Beginning balance due from Zapata	$—	$—	$105
Administrative services provided by the Company to Zapata	—	—	—
Payments to the Company by Zapata	—	—	(105)

Ending balance due from Zapata	$—	$—	$—

NOTE 12.	BENEFIT PLANS

Defined Contribution Plan

All qualified employees of the Company are covered under the Omega Protein 401(k) Savings and Retirement Plan (the “Plan”). The Company’s matching contributions to the Plan were approximately $840,000, $818,000 and $772,000 during 2008, 2007 and 2006, respectively.

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

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts listed as recognized actuarial loss for 2008 and 2007 and minimum pension liability adjustments for 2006 under the caption “Comprehensive (Loss) Income” on the Consolidated Statements of Stockholders’ Equity of ($2.8) million, $0.3 million and $0.7 million for 2008, 2007 and 2006, respectively, represent the change, net of tax, in the portion of the additional pension liability recorded under “Accumulated Other Comprehensive Loss” on the Consolidated Balance Sheet. During 2009, the Company expects total net periodic benefit cost to be approximately $1.7 million. The amounts in accumulated other comprehensive loss that are expected to be recognized as a component of net periodic benefit cost during the 2009 year are as follows (in thousands):

Net Actuarial Loss (Gain)	$1,225
Prior Service Cost	$0

The Company’s funding policy is to make contributions as required by applicable regulations. The Company uses a December 31 measurement date for its pension plan. The accumulated benefit obligation for the pension plan was $24.1 million and $26.0 million at December 31, 2008 and 2007, respectively.

The following tables set forth the benefit obligations, fair value of plan assets, and the funded status of the Company’s pension plan, amounts recognized in the Company’s financial statements, and the principal weighted average assumptions used:

	Years Ended December 31,
	2008	2007
	(in thousands)
Accumulated Benefit Obligations	$24,062	$25,960

Change in Benefit Obligation
Benefit Obligation at beginning of year	$25,960	$26,735
Service Cost	—	—
Interest Cost	1,506	1,503
Plan Amendments	—	—
Actuarial (Gain) / Loss	(1,546)	(551)
Benefits Paid	(1,858)	(1,727)

Benefit Obligation at end of year	$24,062	$25,960

Change in Plan Assets
Plan Assets at Fair Value at beginning of year	$20,212	$18,483
Actual Return (loss) on Plan Assets	(5,025)	769
Contributions	1,472	2,686
Benefits Paid	(1,858)	(1,727)

Plan Assets at Fair Value at end of year	$14,801	$20,211

Funded Status of the Plan	$(9,261)	$(5,749)

Additional Amounts Recognized in the Statement of Financial Position:
Noncurrent Liabilities	$(9,261)	$(5,749)

Amounts Recognized in Accumulated Other Comprehensive Income:
Net Actuarial Loss	$14,240	$9,930

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income:
Net Actuarial Loss	$5,085	$296
Reversal of Amortization Item:
Net Actuarial Gain	(775)	(814)

Total Recognized in Other Comprehensive Income	$4,310	$(518)

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

As a result of the annual review of assumptions, the Company’s 2009 expected return on plan assets decreased to 7.1% and the discount rate increased from 6.00% to 6.25%. The discount rate selected by the Company is consistent with general movements in interest rates. Additionally, the Company performed a yield curve analysis which concluded that when the Hewitt Above Median Yield Curve is applied to the Plan, it produces a discount rate of 6.29%. Given that Moody’s Aa Corporate Bond rate was 5.62% as of December 31, 2008, the selected discount rate falls between Moody’s Aa and the yield curve analysis.

		Years Ended December 31,
		2008	2007
Assumptions

Weighted average assumptions used to determine benefit obligations
Discount Rate		6.25%	6.00%
Long-Term Rate of Return		7.90%	8.50%
Salary Scale up to age 50		N/A	N/A
Salary Scale over age 50		N/A	N/A

	Years Ended December 31,
	2008	2007	2006
Weighted average assumptions used to determine net periodic benefit cost
Discount Rate	6.00%	5.80%	5.50%
Long-Term Rate of Return	7.90%	8.50%	8.50%
Salary Scale up to age 50	N/A	N/A	N/A
Salary Scale over age 50	N/A	N/A	N/A

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Components of net periodic benefit cost:

	Years Ended December 31,
	2008	2007	2006
	(in thousands)
Service cost	$—	$—	$—
Interest cost	1,506	1,503	1,434
Expected return on plan assets	(1,607)	(1,616)	(1,371)
Amortization of transition asset and other deferrals	775	814	906

Net periodic pension cost	$674	$701	$969

Plan Assets

The Company’s pension plan weighted-average asset allocations at December 31, 2008 and 2007, by asset category are as follows:

	Plan Assets at December 31,
Asset Category	2008		2007
	Actual	Target	Actual	Target
Equity	51.7%	60.0%	61.3%	60.0%
Debt securities	48.6	40.0	37.9	40.0
Real estate	0.0	—	0.0	—
Other	(0.3)	—	0.8	—

Total	100.0%	100.0%	100.0%	100.0%

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

Equity securities do not include any of the Company’s common stock at December 31, 2008 and 2007, respectively.

Projected Benefit Payments for the years ending December 31, 2009 – 2018

(in thousands)
2009	2010	2011	2012	2013	2014 – 2018
$1,726	$1,738	$1,741	$1,741	$1,755	$8,854

Expected Contributions during 2009

The Company expects to make contributions of $0.6 million to the pension plan in 2009.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company granted stock options in 2006, 2007 and 2008 under the 2000 Incentive Plan and 2006 Incentive Plan in the form of non-qualified stock options. See “Stock-Based Compensation” regarding the method the Company utilizes to record compensation expense for employee stock options. The Company establishes the exercise price based on the fair market value of the Company’s stock (as defined in the relevant plan) at the date of grant. Each quarter, the Company reports the potential dilutive impact of stock option in its diluted earnings per common share using the treasury-stock method. Out-of-the-money stock options (i.e., the average stock price during the period is below the strike price of the stock option) are not included in diluted earnings per common share.

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

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net earnings for the years ended December 31, 2008, 2007 and 2006 includes approximately $569,000, $480,000 and $166,000 ($375,000, $316,000 and $109,000 after tax) of share-based compensation cost, which are included in selling, general and administrative expenses in the statement of operations for the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008, there was approximately $533,000 of unrecognized compensation cost related to non-vested share-based compensation that is expected to be recognized over a weighted-average period of 2.1 years. Based on grants as of December 31, 2008, total before tax share-based compensation cost for fiscal year 2009 is expected to be approximately $300,000.

The following table shows options granted and outstanding under the 2006 Long-Term Incentive Plan to the Company’s independent directors and employees for the year ended December 31, 2008:

Date of Option Grant	Exercise Price on Grant Date	Options Granted and Outstanding as of December 31, 2008	Date of Vesting
January 2, 2008	$9.30	4,000	January 2, 2009 – 2011 (1)
January 29, 2008	$8.13	5,000	January 29, 2009 – 2011 (1)
May 27, 2008	$13.41	50,000	November 27, 2008
June 12, 2008	$14.18	30,000	June 12, 2009 – 2011 (1)
June 20, 2008	$14.69	5,000	June 20, 2009 – 2011 (1)
July 29, 2008	$15.88	3,000	July 29, 2009 – 2011 (1)
August 22, 2008	$13.74	5,000	August 22, 2009 – 2011 (1)
September 8, 2008	$13.27	5,000	September 8, 2009 – 2011 (1)
October 10, 2008	$6.00	10,000	October 10, 2009 – 2011 (1)
October 23, 2008	$6.89	6,000	October 23, 2009 – 2011 (1)
November 19, 2008	$4.15	20,000	November 19, 2009 – 2011 (1)

(1)	Options to employees vest in equal one-third portions in 2009, 2010, and 2011.

There were 1,258,394 stock option exercises during the year ended December 31, 2008. A summary of option activity under the plans for years 2008, 2007 and 2006 is as follows (options in thousands):

	2008		2007		2006
	Number of Shares Underlying Options	Weighted Average Exercise Prices	Number of Shares Underlying Options	Weighted Average Exercise Prices	Number of Shares Underlying Options	Weighted Average Exercise Prices
Outstanding at beginning of year	2,753	$9.22	4,502	$7.78	4,750	$7.36
Granted	143	$11.29	75	$8.85	212	$6.90
Exercised	(1,258)	$7.44	(1,239)	$2.34	(436)	$2.88
Expired	(1,023)	$12.89	(568)	$12.75	—	$—
Forfeited	(10)	$6.29	(17)	$10.03	(24)	$5.67

Outstanding at end of year	605	$7.26	2,753	$9.22	4,502	$7.78

Exercisable at end of year	451	$6.58	2,629	$9.29	4,337	$7.80

Weighted-average fair value of options granted		$5.04		$4.92		$3.11

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008 Aggregate Intrinsic Value
(in thousands)
Options outstanding as of December 31, 2008	$141
Options exercisable as of December 31, 2008	$141
Options exercised during 2008	$8,515

The following table further describes the Company’s stock options outstanding as of December 31, 2008.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Prices	Number Exercisable at 12/31/2008	Weighted Average Exercise Prices
$1.65 to $3.50	131,382	1.6 years	$2.93	131,382	$2.93
$3.51 to $4.70	48,000	6.2 years	$4.39	28,000	$4.56
$4.71 to $7.55	188,002	7.4 years	$6.62	127,836	$6.40
$7.56 to $10.58	139,884	6.7 years	$8.60	114,217	$8.49
$10.59 to $15.88	98,000	9.5 years	$13.80	50,000	$13.41

	605,268			451,435

	Year Ended December 31, 2008	Weighted Average Grant-Date Fair Value
Nonvested options as of January 1, 2008	124,334	$3.48
Granted	143,000	$5.04
Vested	(110,166)	$4.58
Forfeited	(3,335)	$3.34

Nonvested options as of December 31, 2008	153,833	$4.15

The fair value of the Company’s stock options is the estimated present value at grant date using the Black-Scholes option pricing model with the following weighted average assumptions for the year ended December 31, 2008, 2007 and 2006: expected dividend yield of 0%, 0% and 0%; expected volatility of 47.24%, 61.16% and 44.83%; risk-free interest rate of 3.10%, 4.83% and 4.76%; and an expected term of 5 years. The expected dividend yield is based on the Company’s annual dividend payout at grant date. Expected volatility is based on the historical volatility of the Company’s stock for a period approximating the expected life. The risk-free interest rate is based on the U.S. treasury yield in effect at the time of grant and has a term equal to the expected life. The expected term of the options represents the period of time the options are expected to be outstanding.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 13. HURRICANE LOSSES AND INSURANCE RECOVERIES

2008 Hurricane

On September 13, 2008, the Company’s Abbeville and Cameron, Louisiana fish processing facilities were damaged by Hurricane Ike. For the year ended December 31, 2008, the following amounts have been recognized in the Company’s statement of operations (in thousands):

Damaged fish meal inventory	$1,360
Write-off of other materials and supplies	292
Write-off of unallocated inventory cost pool	5,436
Involuntary conversion of property and equipment	3,065
Idle plant costs recognized as period expense	886
Clean-up costs incurred	1,012
Estimated insurance recoveries	(10,018)

Estimated losses in excess of insurance recoveries	$2,033

A substantial portion of the amounts listed above are based upon estimates and assumptions. Actual amounts, when available, could differ materially from those estimates and changes to those estimates could have a material affect on the Company’s future financial statements.

Not included in the amounts listed in the above table are the replacement capital costs of property and equipment, which did not have any book basis and were destroyed in the hurricane, and the costs of clean up incurred subsequent to December 31, 2008.

2005 Hurricanes

On August 29, 2005, the Company’s Moss Point, Mississippi fish processing facility and adjacent shipyard were severely damaged by Hurricane Katrina. On September 24, 2005, the Company’s Cameron, Louisiana and the Abbeville, Louisiana fish processing facilities were also severely damaged by Hurricane Rita. For the years ended December 31, 2008, 2007 and 2006, the following amounts have been recognized in the Company’s statement of operations (in thousands):

	Years Ended December 31,
	2008	2007	2006
Involuntary conversion of property and equipment	$—	$—	$1,094
Clean-up costs incurred	—	—	454
Federal hurricane recovery grant, net	(1,336)	—	—
Insurance recoveries, net	—	(10,669)	—

(Recoveries) losses relating to natural disasters	$(1,336)	$(10,669)	$1,548

Not included in the amounts listed in the above table are the replacement capital costs of property and equipment, which did not have any book basis and were destroyed in the hurricanes.

NOTE 14. COMMITMENTS AND CONTINGENCIES

Operating Lease Payable

The Company has noncancellable operating leases, primarily for land and building, that expire over 1 to 8 years.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum payments under non-cancelable operating lease obligations for the five years ending December 31, 2013 and thereafter are as follows (in thousands):

2009	2010	2011	2012	2013	Thereafter
$1,642	$1,241	$906	$726	$745	$ 1,255

Rental expense for operating leases was $2.0 million, $2.0 million, and $1.9 million in 2008, 2007, and 2006, respectively.

Contract Commitments

As of December 31, 2008, the Company has entered into purchase commitments of approximately $16.5 million to purchase energy for a portion of the 2009 fishing season.

	Volume	Contract Price	Total Commitment
Natural gas (per MMBTU)	504,630	$8.44	$4,257,000
Bunker C (per bbl)	40,000	71.61	2,864,000
Diesel (per gallon)	3,121,577	2.99	9,345,000

Total			$16,466,000

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

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTE 15. INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates within one industry segment, menhaden fishing, for the production and sale of fish meal, fish solubles and fish oil. Export sales of fish oil and fish meal were approximately $81 million, $66 million, and $56 million in 2008, 2007, and 2006, respectively. Such sales were made primarily to Asian, European and Canadian markets. In 2008, 2007 and 2006, sales to the largest customer was approximately $20.4 million, $12.6 million and $12.3 million, respectively. This customer was the same in 2006 and 2007 but differed in 2008.

The following table shows the geographical distribution of revenues (in thousands) based on location of customers:

	Years Ended December 31,
	2008		2007		2006
	Revenues	Percent	Revenues	Percent	Revenues	Percent
U.S.	$96,335	54.3%	$91,461	58.2%	$83,341	59.6%
Mexico	4,790	2.7	8,643	5.5	8,530	6.1
Europe	26,257	14.8	12,258	7.8	14,403	10.3
Canada	12,951	7.3	11,315	7.2	9,928	7.1
Asia	26,789	15.1	24,358	15.5	16,500	11.8
South & Central America	10,290	5.8	9,114	5.8	7,132	5.1

Total	$177,412	100.0%	$157,149	100.0%	$139,834	100.0%

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

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The carrying amounts of cash and cash equivalents, accounts receivables, accounts payable, and accrued expenses approximate fair value because of the short maturity of these items. The carrying amounts of notes payable outstanding under the Company’s Term Loan approximate fair value because the interest rates on these instruments change with market interest rates. At December 31, 2008, the Company had no borrowings under its Revolving Credit Facility except for $2.8 million in letters of credit support obligations.

The carrying values and respective fair market values of the Company’s long-term debt are presented below (in thousands). The fair value of the Company’s long-term debt is estimated based on the quoted market prices available to the Company for issuance of similar debt with similar terms at year end 2008.

	Years Ended December 31,
	2008	2007
Long-term Debt:
Carrying Value	$59,009	$65,259
Estimated Fair Market Value	$58,930	$66,732

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

Level 1 Inputs—Quoted prices for identical instruments in active markets.

Level 2 Inputs—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 Inputs—Instruments with primarily unobservable value drivers.

The following table sets forth by level within the fair value hierarchy the Company’s financial liabilities that were accounted for at fair value on a recurring basis as of December 31, 2008. As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	December 31, 2008
	Fair Value Measurements Using			Liabilities at Fair Value
	Level 1	Level 2	Level 3
Liabilities (in thousands)
Interest rate swap liability	$—	$—	$(1,858)	$(1,858)

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table provides a reconciliation of all assets and (liabilities) measured at fair value on a recurring basis which use Level 3 or significant unobservable inputs or significant value drivers for the year ended December 31, 2008 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3 Inputs)
Year Ended December 31, 2008
Beginning Balance	$(670)
Net gain reclassified into earnings related to natural gas call options	29
Net change associated with current period natural gas call options activity	(29)
Net loss reclassified into earnings related to swap transactions	(302)
Net change associated with current period swap transactions	(886)

Ending Balance	$(1,858)

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

	Quarters Ended 2008
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
	(in thousands, except per share amounts)
Revenues (1)	$36,109	$47,128	$54,507	$39,668
Gross profit (1)	8,258	15,926	10,584	8,257
Operating income (1)	4,048	11,638	5,320	2,537
Net income (1)	1,912	6,710	3,114	840
Earnings per share (2):
Basic	0.11	0.37	0.17	0.04
Diluted	0.11	0.36	0.16	0.04

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Quarters Ended 2007
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
	(in thousands, except per share amounts)
Revenues (1)	$31,129	$37,094	$44,590	$44,336
Gross profit (1)	6,263	8,795	10,950	8,686
Operating income (1)	1,218	5,090	12,312	8,820
Net income (loss) (1)	(2,312)	2,515	7,153	4,783
Earnings (loss) per share (2):
Basic	(0.14)	0.15	0.42	0.27
Diluted	(0.14)	0.14	0.41	0.27

(1)	Revenues, gross profit, operating income, and net income (loss) are rounded to thousands each quarter. Therefore, the sum of the quarterly amounts may not equal the annual amounts reported.
(2)	Earnings per share are computed independently for each quarter and the full year based upon respective average shares outstanding. Therefore, the sum of the quarterly earnings per share amounts may not equal the annual amounts reported.

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

(b) Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2008. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material affect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 based upon criteria in a report entitled “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment and those criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

OMEGA PROTEIN CORPORATION

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein. (See Item 8. Financial Statements and Supplementary Data.)

(c) Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three-month period ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

In July 2008, the Company submitted its Section 303A Annual Written Affirmation to the New York Stock Exchange for the Company’s fiscal year ended December 31, 2007 and had no qualifications to that Certification.

The Certifications of the Company’s Chief Executive Officer and Chief Financial Officer for the fiscal year ended December 31, 2008 required under Section 302 of the Sarbanes-Oxley Act of 2002 are attached as exhibits to this Annual Report on Form 10-K.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Pursuant to General Instruction G of Form 10-K, the information called for by Item 10 of Part III of Form 10-K is incorporated by reference to the information set forth in the Company’s definitive proxy statement relating to its 2009 Annual Meeting of Stockholders (the “2009 Proxy Statement”) to be filed pursuant to Regulation 14A under the Exchange Act, in response to Items 401, 405 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K under the Securities Act of 1933 and the Exchange Act (“Regulation S-K”). Reference is also made to the information appearing in Item 1 of Part I of this Annual Report on Form 10-K under the caption “Business and Properties—Executive Officers of the Registrant.”

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

OMEGA PROTEIN CORPORATION

Item 11.	Executive Compensation.

Pursuant to General Instruction G of Form 10-K, the information called for by Item 11 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2009 Proxy Statement in response to Items 402 and 407(a)(4) and (a)(5) of Regulation S-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Pursuant to General Instruction G of Form 10-K, the information called for by Item 12 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2009 Proxy Statement in response to Items 201(d) and 403 of Regulation S-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Pursuant to General Instruction G of Form 10-K, the information called for by Item 13 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2009 Proxy Statement in response to Items 404 and 407(a) of Regulation S-K.

Item 14.	Principal Accountant Fees and Services.

Pursuant to General Instruction G of Form 10-K, the information called for by Item 14 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2009 Proxy Statement.

OMEGA PROTEIN CORPORATION

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions (A)	Balance at End of Period
December 31, 2006:
Allowance for doubtful accounts	$2,553,555	$30,000	$20,416	$2,563,139
December 31, 2007:
Allowance for doubtful accounts	$2,563,139	$117,024	$593,403	$2,086,760
December 31, 2008:
Allowance for doubtful accounts	$2,086,760	$56,233	$2,755	$2,140,238

(A)	Allowance for Doubtful Accounts—uncollectible accounts written off.

(a)(3)	Exhibits

2.1*	—	Agreement and Plan of Merger between Marine Genetics, Inc. and Omega Protein Corporation (“Omega” or the “Company”) (Exhibit 2.1 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

3.1*	—	Articles of Incorporation of Omega (Exhibit 3.1 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

3.2*	—	By-Laws of Omega (Exhibit 3.2 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

4.2*	—	Form of Common Stock Certificate (Citizen) (Exhibit 4.1 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

4.3*	—	Form of Common Stock Certificate (Non-Citizen) (Exhibit 4.2 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

4.4*	—	Registration Rights Agreement dated as of December 1, 2006 between Omega Protein Corporation and certain purchasers (Exhibit 10.1 to Omega Current Report on Form 8-K filed December 5, 2006)

OMEGA PROTEIN CORPORATION

10.1*†	—	Form of Amended and Restated Indemnification Agreement for all Officers and Directors (Exhibit 10.1 to Omega Quarterly Report on Form 10-Q for quarter ended June 30, 2003)

10.2*†	—	Omega Protein Corporation 2000 Long-Term Incentive Plan (Appendix A to Omega Proxy Statement on Schedule 14A dated May 3, 2000)

10.3*†	—	Omega Protein Corporation 2006 Incentive Plan (Appendix A to Omega Proxy Statement on Schedule 14A dated April 26, 2006)

10.4*†	—	Omega Protein Corporation Annual Incentive Compensation Plan dated April 8, 1998 (Exhibit 10.11 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)

10.5*†	—	Omega Protein, Inc. Executive Medical Plan dated August 1993 (Exhibit 10.16 to Omega Annual Report on Form 10-K for the year ended December 31, 2002)

10.6*†	—	Form of Insurance Policy Issuable under the Omega Protein Supplemental Executive Medical Reimbursement Plan (Exhibit 10.1 to Company Current Report on Form 8-K filed with the SEC on May 29, 2007).

10.7*	—	Lease dated July 1, 1992 with Ardoin Limited Partnership (Exhibit 10.12 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.8*	—	Amendment One Lease Extension dated February 22, 2006 to Lease Agreement dated July 1, 2002 between the Ardoin Limited Partnership and Omega Protein, Inc. (formerly known as Zapata Haynie Corporation) (Exhibit 10.1 to Omega Current Report on Form 8-K filed February 28, 2006).

10.9*	—	Lease Agreement dated November 25, 1997 with O. W. Burton, Jr., individually and as trustee of the Trust of Anna Burton (Exhibit 10.13 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.10*	—	Commercial Lease Agreement dated January 1, 1971 with Purvis Theall and Ethlyn Cessac (Exhibit 10.15 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.11*	—	Lease Agreement dated January 4, 1994 with the City of Abbeville, Louisiana (Exhibit 10.16 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.12*	—	Lease Agreement between Beltway/290 Investors, L.P. and Omega Protein, Inc., dated as of March 22, 2006 (Exhibit 10.1 to Omega Current Report on Form 8-K filed March 28, 2006)

10.13*	—	Lease Guaranty Agreement dated as of March 22, 2006 of Omega Protein Corporation (Exhibit 10.2 to Omega Current Report on Form 8-K filed March 28, 2006)

10.14*	—	Lease Amendment and Option to Purchase, effective as of August 1, 2006, between Ivy and Dola Richard and Omega Protein, Inc. (Exhibit 10.1 to Omega Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)

10.15*	—	United States Guaranteed Promissory Note dated March 31, 1993 in favor of Bear, Stearns Securities Corporation (Exhibit 10.20 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.16*	—	Amendment to No. 1 to Promissory Note dated March 31, 1993 to the United States of America pursuant to the provisions of Title XI of the Marine Act of 1936 in favor of Bear, Stearns Securities Corporation (Exhibit 10.21 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.17*	—	Amendment to No. 1 to First Preferred Ship Mortgage dated March 31, 1993 to the United States of America (Exhibit 10.22 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

OMEGA PROTEIN CORPORATION

10.18*	—	Supplement No. 5 to First Preferred Fleet Mortgage dated March 31, 1993 in favor of Chemical Bank, as Trustee (Exhibit 10.23 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.19*	—	Amendment No. 1 to Guaranty Deed of Trust dated March 31, 1993 for the benefit of the United States of America (Exhibit 10.24 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.20*	—	Supplement No. 2 to Security Agreement dated March 31, 1993 in favor of the United States of America (Exhibit 10.25 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.21*	—	Indemnity Agreement Regarding Hazardous Materials dated March 31, 1993 in favor of the United States of America (Exhibit 10.26 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.22*	—	United States Guaranteed Promissory Note dated September 27, 1994 in favor of Sun Bank of Tampa Bay (Exhibit 10.27 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.23*	—	Promissory Note to the United States of America dated September 27, 1994 pursuant to the provisions of Title XI of the Marine Act of 1936 in favor of Sun Bank of Tampa Bay (Exhibit 10.28 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.24*	—	First Preferred Ship Mortgage dated September 27, 1994 to the United States of America (Exhibit 10.29 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.25*	—	Collateral Mortgage and Collateral Assignment of Lease dated September 27, 1994 in favor of the United States of America (Exhibit 10.30 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.26*	—	Collateral Mortgage Note dated September 27, 1994 in favor of the United States of America (Exhibit 10.31 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.27*	—	Collateral Pledge Agreement dated September 27, 1994 in favor of the United States of America (Exhibit 10.32 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.28*	—	Guaranty Agreement dated September 27, 1994 in favor of the United States of America (Exhibit 10.33 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.29*	—	Title XI Financial Agreement dated September 27, 1994 with the United States of America (Exhibit 10.34 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.30*	—	Security Agreement dated September 27, 1994 in favor of the United States of America (Exhibit 10.35 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.31*	—	United States Guaranteed Promissory Note dated October 30, 1996 in favor of Coastal Securities (Exhibit 10.36 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.32*	—	Promissory Note to the United States of America dated October 30, 1996, pursuant to the provisions of Title XI of the Marine Act of 1936, in favor of Coastal Securities (Exhibit 10.37 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.33*	—	Guaranty Agreement dated October 30, 1996 in favor of the United States of America (Exhibit 10.38 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

OMEGA PROTEIN CORPORATION

10.34*	—	Title XI Financial Agreement dated October 30, 1996 with the United States of America (Exhibit 10.39 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.35*	—	Certification and Indemnification Agreement Regarding Environmental Matters dated October 30, 1996 in favor of the United States of America (Exhibit 10.40 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.36*	—	Deed of Trust dated October 30, 1996 for the benefit of the United States of America (Exhibit 10.41 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.37*	—	Deed of Trust dated December 20, 1999 for the benefit of the United States of America (Exhibit 10.45 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)

10.38*	—	Promissory Notes to the United States of America dated December 20, 1999, pursuant to the provisions of Title XI of the Marine Act of 1936, in favor of Hibernia National Bank (Exhibit 10.46 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)

10.39*	—	Security Agreement dated December 20, 1999 in favor of the United Stated of America (Exhibit 10.47 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)

10.40*	—	Title XI Financial Agreement dated December 20, 1999 with the United States of America (Exhibit 10.48 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)

10.41*	—	Guaranty Agreement dated December 20, 1999 in favor of the United States of America (Exhibit 10.49 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)

10.42*	—	Certification and Indemnification Agreement Regarding Environmental Matters dated December 20, 1999 in favor of the United States of America (Exhibit 10.50 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)

10.43*	—	Preferred Ship Mortgages dated December 20, 1999 in favor of the United States of America (Exhibit 10.51 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)

10.44*	—	Deed of Trust dated October 19, 2001 for the benefit of the United States of America (Exhibit 10.52 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)

10.45*	—	Promissory Note to the United States of America dated October 19, 2001, pursuant to the provisions of Title XI of the Marine Act of 1936, in favor of Hibernia National Bank (Exhibit 10.53 to Omega Annual Report on Form 10-K for year ended December 31, 2001)

10.46*	—	Security Agreement dated October 19, 2001 in favor of the United States of America (Exhibit 10.54 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)

10.47*	—	Title XI Financial Agreement dated October 19, 2001 with the United States of America (Exhibit 10.55 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)

10.48*	—	Guaranty Agreement dated October 19, 2001 in favor of the United States of America (Exhibit 10.56 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)

10.49*	—	Certification and Indemnification Agreement Regarding Environmental Matters dated October 19, 2001 in favor of the United States of America (Exhibit 10.57 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)

10.50*	—	Preferred Ship Mortgages dated October 19, 2001 in favor of the United States of America (Exhibit 10.58 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)

10.51*†	—	Amended and Restated Executive Employment Agreement dated as of December 31, 2007 between Joseph L. von Rosenberg III and Omega Protein Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 3, 2008).

OMEGA PROTEIN CORPORATION

10.52*†	—	Amended and Restated Executive Employment Agreement dated as of December 31, 2007 between Robert W. Stockton and Omega Protein Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 3, 2008).

10.53*†	—	Amended and Restated Executive Employment Agreement dated as of December 31, 2007 between John D. Held and Omega Protein Corporation (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on January 3, 2008).

10.54*†	—	First Amendment to the Amended and Restated Executive Employment Agreement dated as of December 3, 2008, between Joseph L. von Rosenberg III and Omega Protein Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 8, 2008).

10.55*†	—	First Amendment to the Amended and Restated Executive Employment Agreement dated as of December 3, 2008, between Robert W. Stockton and Omega Protein Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 8, 2008).

10.56*†	—	First Amendment to the Amended and Restated Executive Employment Agreement dated as of December 3, 2008, between John D. Held and Omega Protein Corporation (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 8, 2008).

10.57*†	—	Change of Control Agreement dated as of September 1, 2000 between Omega and Scott Herbert (Exhibit 10.1 to Omega Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

10.58*†	—	Employment Agreement dated February 3, 2009 between the Company and Joseph E. Kadi (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 5, 2009).

10.59*†	—	Employment Agreement dated as of October 1, 2002 between Omega and Thomas R. Wittmann (Exhibit 10.2 to Omega Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

10.60*†	—	Amendment to Employment Agreement between the Company and Thomas R. Wittman dated January 20, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 21, 2009).

10.61†*	—	Form of Stock Option Agreement under the 1998 Long-Term Incentive Plan (Exhibit 10.66 to Omega Annual Report on Form 10-K for the year ended December 31, 2005)

10.62†*	—	Form of Stock Option Agreement for Employees under the 2000 Long-Term Incentive Plan (Exhibit 10.67 to Omega Annual Report on Form 10-K for the year ended December 31, 2005)

10.63†*	—	Form of Stock Option Agreement for Senior Management under the 2000 Long-Term Incentive Plan (Exhibit 10.68 to Omega Annual Report on Form 10-K for the year ended December 31, 2005)

10.64†*	—	Form of Stock Option Agreement for Independent Directors under the 2000 Long-Term Incentive Plan (Exhibit 10.69 to Omega Annual Report on Form 10-K for the year ended December 31, 2005)

10.65†*	—	Form of Stock Option Agreement dated June 7, 2006 for each Independent Director (Exhibit 10.1 to Omega Current Report on Form 8-K filed June 9, 2006)

OMEGA PROTEIN CORPORATION

10.66*	—	Deed of Trust dated December 29, 2003 for the benefit of the United States of America (Exhibit 10.65 to Omega Annual Report on Form 10-K for year ended December 31, 2003)

10.67*	—	Promissory Note to the United States of America dated December 29, 2003 (Exhibit 10.66 to Omega Annual Report on Form 10-K for year ended December 31, 2003)

10.68*	—	Security Agreement dated December 29, 2003 in favor of the United States of America (Exhibit 10.67 to Omega Annual Report on Form 10-K for year ended December 31, 2003)

10.69*	—	Title XI Financial Agreement dated December 29, 2003 with the United States of America (Exhibit 10.68 to Omega Protein Annual Report on Form 10-K for year ended December 31, 2003)

10.70*	—	Guaranty Agreement dated December 29, 2003 in favor of the United States of America (Exhibit 10.69 to Omega Protein Annual Report on Form 10-K for year ended December 31, 2003)

10.71*	—	Certification and Indemnification Agreement Regarding Environmental Matters dated December 29, 2003 in favor of the United States of America (Exhibit 10.70 to Omega Protein Annual Report on Form 10-K for year ended December 31, 2003)

10.72*	—	Preferred Ship Mortgages dated December 29, 2003 in favor of the United States of America (Exhibit 10.71 to Omega Protein Annual Report on Form 10-K for year ended December 31, 2003)

10.73*	—	Lease Agreement between BMC Software Texas, L.P. and Omega Protein Corporation dated as of August 18, 2005 (Exhibit 10.1 to Omega Protein Current Report on Form 8-K dated August 17, 2005)

10.74*	—	First Amendment to Lease Agreement between BMC Software Texas, L.P. and Omega dated as of September 15, 2005 (Exhibit 10.1 to Omega Current Report on Form 8-K dated September 15, 2005)

10.75*	—	Deed of Trust dated October 17, 2005 for the benefit of the United States of America (Exhibit 10.1 to Omega Current Report on Form 8-K dated October 17, 2005)

10.76*	—	Promissory Note to the United States of America Dated October 17, 2005 (Exhibit 10.2 to Omega Current Report on Form 8-K dated October 17, 2005)

10.77*	—	Security Agreement dated October 17, 2005 in favor of the United States of America (Exhibit 10.3 to Omega Current Report on Form 8-K dated October 17, 2005)

10.78*	—	Title XI Financial Agreement dated October 17, 2005 with the United States of America (Exhibit 10.4 to Omega Current Report on Form 8-K dated October 17, 2005)

10.79*	—	Guaranty Agreement dated October 17, 2005 in favor of the United States of America (Exhibit 10.5 to Omega Current Report on Form 8-K dated October 17, 2005)

10.80*	—	Certification and Indemnification Agreement Regarding Environmental Matters dated October 17, 2005 in favor of the United States of America (Exhibit 10.6 to Omega Current Report on Form 8-K dated October 17, 2005)

10.81*	—	Preferred Ship Mortgages dated October 17, 2005 in favor of the United States of America (Exhibit 10.7 to Omega Current Report on Form 8-K dated October 17, 2005)

10.82*	—	Approval Letter dated as of December 1, 2005 and executed on December 6, 2005 by Omega Protein, Inc., the Company and United States Department of Commerce, Acting by National Oceanic and Atmospheric Administration, National Marine Fisheries Service (Exhibit 10.1 to Omega Current Report on Form 8-K dated December 6, 2005)

OMEGA PROTEIN CORPORATION

10.83*	—	Deed of Trust dated March 6, 2007 for the benefit of the United States of America (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2007).

10.84*	—	Mortgage and Assignment of Leases dated March 7, 2007 in favor of the United States of America (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2007).

10.85*	—	Promissory Note to the United States of America dated March 7, 2007 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2007).

10.86*	—	Security Agreement dated March 7, 2007 in favor of the United States of America (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2007).

10.87*	—	Title XI Financial Agreement dated March 7, 2007 with the United States of America (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2007).

10.88*	—	Guaranty Agreement dated March 7, 2007 in favor of the United States of America (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2007).

10.89*	—	Certification and Indemnification Agreement Regarding Environmental Matters dated March 7, 2007 in favor of the United States of America (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2007).

10.90*	—	Preferred Ship Mortgage dated March 7, 2007 in favor of the United States of America (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2007).

10.91*	—	Stock Purchase Agreement dated as of September 8, 2006, between Zapata Corporation and Omega Protein Corporation (Exhibit 10.1 to Omega Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)

10.92*	—	Escrow Agreement dated as of September 8, 2006, among Zapata Corporation, Omega Protein Corporation and Manufacturers and Traders Trust Company (Exhibit 10.2 to Omega Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)

10.93*	—	Letter Agreement dated October 18, 2006, between Omega Protein Corporation and Zapata Corporation (Exhibit 10.1 to Omega Current Report on Form 8-K filed October 24, 2006)

10.94*	—	Financing Agreement dated as of October 19, 2006, among Omega Protein Corporation, Omega Protein, Inc., Omega Shipyard, Inc., Omega International Distribution Company, Omega International Marketing Company, Protein Finance Company, Ableco Finance LLC, Wachovia Bank, National Association, and A3 Funding SP (Exhibit 10.2 to Omega Current Report on Form 8-K filed October 24, 2006)

10.95*	—	Security Agreement dated as of October 19, 2006, made by Omega Protein Corporation, Protein Finance Company, Omega International Marketing Company, Omega International Distribution Company and Omega Shipyard, Inc. in favor of Ableco Finance LLC (Exhibit 10.3 to Omega Current Report on Form 8-K filed October 24, 2006)

10.96*	—	Pledge and Security Agreement dated as of October 19, 2006, made by Omega Protein Corporation, Protein Finance Company, Omega International Marketing Company, Omega International Distribution Company and Omega Shipyard, Inc. in favor of Ableco Finance LLC (Exhibit 10.4 to Omega Current Report on Form 8-K filed October 24, 2006)

OMEGA PROTEIN CORPORATION

10.97*	—	First Preferred Fleet Mortgage made October 19, 2006 by Omega Protein, Inc., a Virginia corporation to Omega Master Vessel Trust 2006 (Exhibit 10.5 to Omega Current Report on Form 8-K filed October 24, 2006)

10.98*	—	Notice of Reduction of Commitments effective March 16, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2007).

10.99*	—	Credit Agreement dated as of March 26, 2007, among Omega Protein Corporation, Omega Protein, Inc., Protein Finance Company, Omega International Marketing Company, Omega International Distribution Company, Omega Shipyard, Inc., Protein Industries, Inc., Bank of America, N.A., as administrative agent, lender, swing line lender and letter of credit issuer, Regions Bank, as lender, Compass Bank, as lender, and Farm Credit Bank of Texas, as lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 30, 2007).

10.100*	—	Security Agreement dated as of March 26, 2007, made by Omega Protein Corporation, Omega Protein, Inc., Protein Finance Company, Omega International Marketing Company, Omega International Distribution Company, Omega Shipyard, Inc., Protein Industries, Inc. and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 30, 2007.

10.101*	—	First Preferred Fleet Mortgage made March 26, 2007 given by Omega Protein, Inc. to Omega Master Vessel Trust 2007 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 30, 2007).

10.102*	—	First Amendment to Credit Agreement effective as of September 29, 2008, among Omega Protein Corporation, Omega Protein, Inc., the Guarantors party thereto, the Lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Lender, Swing Line Lender and Letter of Credit Issuer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 9, 2008).

21	—	Schedule of Subsidiaries

23.1	—	Consent of PricewaterhouseCoopers LLP

31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-15(e)/Rule 15d-15(e)

31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-15(e)/Rule 15d-15(e)

32.1	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference
†	Management Contract or Compensatory Plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 15(b) of Form 10-K and Item 601 of Regulation S-K.

(b)—Exhibits. See Item 15(a) (3) above.

OMEGA PROTEIN CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 10, 2009.

OMEGA PROTEIN CORPORATION
(Registrant)

By:	/s/ ROBERT W. STOCKTON
Robert W. Stockton Executive Vice President and Chief Financial Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Joseph L. von Rosenberg III or Robert W. Stockton, or either of them, his or her true and lawful attorney’s in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, any and all capacities, to sign his or her name to the Company’s Form 10-K for the year ended December 31, 2008 and any or all amendments, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOSEPH L. VON ROSENBERG III Joseph L. von Rosenberg III	Chairman of the Board, President and Chief Executive Officer	March 10, 2009

/s/ ROBERT W. STOCKTON Robert W. Stockton	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2009

/s/ GARY L. ALLEE Gary L. Allee	Director	March 10, 2009

/s/ GARY R. GOODWIN Gary R. Goodwin	Director	March 10, 2009

/s/ PAUL M. KEARNS Paul M. Kearns	Director	March 10, 2009

/s/ WILLIAM E. M. LANDS William E. M. Lands	Director	March 10, 2009

/s/ HARRY O. NICODEMUS IV Harry O. Nicodemus	Director	March 10, 2009