Form 10-Q
period 2009-03-31
OMEGA PROTEIN CORP
filed 2009-05-07
CIK 1053650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From              to             .

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐.

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

Number of shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, on May 5, 2009: 18,712,096.

OMEGA PROTEIN CORPORATION

OMEGA PROTEIN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

(Dollars in thousands, except per share amounts)

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements and Notes

	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$32,704	$13,995
Receivables, net	16,402	33,455
Inventories	67,433	74,676
Deferred tax asset, net	468	101
Prepaid expenses and other current assets	1,099	1,438

Total current assets	118,106	123,665
Other assets, net	2,423	2,735
Property, plant and equipment, net	109,308	106,181

Total assets	$229,837	$232,581

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$8,081	$7,697
Current portion of capital lease obligation	318	302
Accounts payable	2,651	2,507
Accrued liabilities	11,137	16,347

Total current liabilities	22,187	26,853
Long-term debt, net of current maturities	48,978	51,312
Capital lease obligation, net of current portion	1,551	1,634
Energy swap obligation	362	—
Interest rate swap liability, net of current portion	860	959
Deferred tax liability	4,679	3,005
Pension liabilities, net	9,371	9,261

Total liabilities	87,988	93,024

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 authorized shares; none issued	—	—
Common Stock, $0.01 par value; 80,000,000 authorized shares; 18,712,096 shares issued and outstanding at March 31, 2009 and December 31, 2008	187	187
Capital in excess of par value	114,158	114,008
Retained earnings	38,110	36,011
Accumulated other comprehensive loss	(10,606)	(10,649)

Total stockholders’ equity	141,849	139,557

Total liabilities and stockholders’ equity	$229,837	$232,581

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OMEGA PROTEIN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2009	2008
Revenues	$30,153	$36,109
Cost of sales	24,332	27,851

Gross profit	5,821	8,258

Selling, general, and administrative expense	3,406	3,675
Research and development expense	357	318
Loss resulting from natural disaster, net – 2008	407	—
Insurance recoveries and other proceeds relating to natural disaster, net – 2005	(2,656)	—
(Gain) loss on disposal of assets	(18)	217

Operating income	4,325	4,048
Interest income	83	154

Interest expense	(899)	(1,211)
Other expense, net	(94)	(56)

Income before income taxes	3,415	2,935

Provision for income taxes	1,316	1,023

Net income	2,099	1,912

Other comprehensive income (loss):
Energy swap adjustment, net of tax benefit of $122 and $0, respectively	(240)	—
Interest rate swap adjustment, net of tax expense of $41 and $243, respectively	80	(472)
Pension benefits adjustment, net of tax expense of $104 and $66, respectively	203	128

Comprehensive income	$2,142	$1,568

Basic earnings per share	$0.11	$0.11

Weighted average common shares outstanding	18,712	17,522

Diluted earnings per share	$0.11	$0.11

Weighted average common shares and potential common share equivalents outstanding	18,732	17,904

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OMEGA PROTEIN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2009	2008
Cash flow provided by operating activities:
Net income	$2,099	$1,912
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,257	3,280
Loss resulting from natural disaster, net - 2008	287	—
Insurance recoveries and other proceeds relating to natural disaster, net - 2005	(2,656)	—
(Gain) loss on disposal of assets, net	(18)	217
Provisions for losses on receivables	12	12
Share based compensation	150	35
Deferred income taxes	1,390	7
Changes in assets and liabilities:
Receivables	9,541	(2,573)
Inventories	7,243	6,551
Prepaid expenses and other current assets	339	(275)
Other assets	(15)	22
Accounts payable	144	1,205
Accrued liabilities	(5,189)	(571)
Pension liability, net	312	(312)

Total adjustments	14,797	7,598

Net cash provided by operating activities	16,896	9,510

Cash flow provided by (used in) investing activities:
Proceeds from insurance companies and grant, hurricanes	10,156	—
Proceeds from disposition of assets	18	62
Capital expenditures	(6,344)	(5,132)

Net cash provided by (used in) investing activities	3,830	(5,070)

Cash flow (used in) provided by financing activities:
Principal payments of long-term debt	(1,950)	(1,784)
Principal payments of capital lease obligation	(67)	—
Proceeds from stock options exercised	—	3,121
Tax effect of stock options exercised	—	880

Net cash (used in) provided by financing activities	(2,017)	2,217

Net increase in cash and cash equivalents	18,709	6,657
Cash and cash equivalents at beginning of year	13,995	19,292

Cash and cash equivalents at end of period	$32,704	$25,949

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OMEGA PROTEIN CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars and shares in thousands)

	Common Stock		Capital Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2008	18,712	$187	$114,008	$36,011	$(10,649)	$139,557
Share based compensation expense	—	—	150	—	—	150
Comprehensive income:
Net income	—	—	—	2,099	—	2,099
Other comprehensive income (loss):
Energy swap adjustment, net of tax benefit of $122	—	—	—	—	(240)	(240)
Interest rate swap adjustment, net of tax expense of $41	—	—	—	—	80	80
Pension benefits adjustment, net of tax expense of $104	—	—	—	—	203	203

Total comprehensive income (loss)				2,099	43	2,142

Balance at March 31, 2009	18,712	$187	$114,158	$38,110	$(10,606)	$141,849

The accompanying notes are an integral part of the consolidated financial statements.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Significant Accounting Policies
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

Basis of Presentation

These interim financial statements of Omega have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally provided have been omitted. The interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008. The year end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the Company’s consolidated financial position as of March 31, 2009, and the results of its operations for the three months ended March 31, 2009 and 2008, and its cash flows for the three month periods ended March 31, 2009 and 2008. Operating results are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Hurricane Losses, Insurance Recoveries and Other Proceeds

2008 Hurricane Activity

On September 13, 2008, the Company’s Abbeville and Cameron, Louisiana fish processing facilities were damaged by Hurricane Ike. Both of these facilities were non-operational immediately after the hurricane. Operations at the Abbeville fish processing facility were restored to full capacity on September 22, 2008. The Cameron fish processing facility was restored to full capacity prior to the beginning of the 2009 fishing season.

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

The Company maintains insurance coverage for a variety of these damages, most notably property, inventory, vessel and business interruption insurance. The nature and extent of the insurance coverage varies by line of policy and the Company has received $10.0 million from these various policies as of March 31, 2009.

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

During 2008, the Company received a grant of $1.3 million, net of fees and expenses, from the Louisiana Department of Wildlife and Fisheries which was recognized as “Insurance recoveries and other proceeds related to natural disaster, net – 2005” in the Consolidated Statement of Operations for the year ended December 31, 2008. The grant provides assistance for commercial fishing owners impacted by Hurricanes Katrina and Rita in 2005. During the first quarter 2009, the Company received a similar grant related to the impact of Hurricane Katrina of $2.7 million, net of fees and expenses, from the State of Mississippi. The Mississippi grant was recognized as “Insurance recoveries and other proceeds related to natural disaster, net – 2005” in the Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income for the three months ended March 31, 2009.

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

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

For the three months ended March 31, 2008, the Company recognized a $37,000 gain related to the change in fair value of the call options in its unallocated inventory cost pool. The Company did not purchase any natural gas call options in the first quarter of 2009. See Note 13—Fair Value Disclosures for additional information.

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

Date of Contract	Original Notional Amount	Contracted Interest Rate	Total Swap Liability as of March 31, 2009	Total Deferred Tax Asset as of March 31, 2009	Notional Amount as of March 31, 2009
April 4, 2007	$19,950,000	5.16%	$(1,282,300)	$436,000	$16,708,000
February 7, 2008	10,237,500	3.36%	(340,600)	115,800	8,794,000
March 19, 2008	4,436,250	2.96%	(115,400)	40,200	3,811,000

			$(1,738,300)	$592,000	$29,313,000

As of March 31, 2009 and December 31, 2008, the Company has recorded a long-term liability of $860,300 and $958,700, respectively, net of the current portion of $878,000 and $899,700, respectively, to recognize the fair value of interest rate derivatives, and has also recorded a deferred tax asset of $592,000 and $631,800, respectively associated therewith. The change in fair value from inception to March 31, 2009 is recorded in “accumulated other comprehensive income (loss)” in the Company’s consolidated financial statements. The following table illustrates the changes recorded, net of tax, in accumulated other comprehensive loss resulting from the interest rate swap agreements.

	2009	2008
	(in thousands)
Balance at January 1,	$(1,226)	$(442)
Net gain/(loss), net of tax, reclassified into earnings	(145)	9
Net change associated with current period swap transactions, net of tax	225	(481)

Balance at March 31,	$(1,146)	$(914)

The $1,146,000 reported in accumulated other comprehensive loss as of March 31, 2009 will be reclassified to earnings, through “interest expense” on a quarterly basis through 2012, when the interest rate swaps expire. The amount to be reclassified to earnings, net of tax, during the next 12 months is expected to be approximately $579,400.

If, at any time, the swaps are determined to be ineffective, in whole or in part, due to changes in the interest rate swaps or underlying debt agreements, the fair value of the portion of the interest rate swaps determined to be ineffective will be recognized as gain or loss in “interest expense” in the statement of operations for the applicable period. See Note 13—Fair Value Disclosures for additional information.

Energy Swap Agreements

The Company does not enter into financial instruments for trading or speculative purposes. The Company has entered into energy swap agreements to manage its cash flow exposure related to the volatility of natural gas, diesel and Bunker C energy prices. The swaps effectively fix pricing for the quantities listed below during the consumption periods.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Energy Swap	Consumption Period	Quantity	Price Per Unit	Energy Swap Obligation as of March 31, 2009	Deferred Tax Asset as of March 31, 2009
Diesel - NYMEX Heating Oil Swap	April - October, 2010	1,727,000 Gallons	$1.79	$(162,000)	$55,000

Natural Gas - NYMEX Natural Gas Swap	April - October, 2010	269,000 MMBTUs	$6.42	(160,000)	54,000

Bunker C - Platts Calendar Avg NY Swap	June - November, 2010	609,000 Gallons	$1.43	(30,000)	10,000

Diesel - NYMEX Heating Oil Swap	April - October, 2011	648,000 Gallons	$1.85	(10,000)	3,400

				$(362,000)	$122,400

As of March 31, 2009 and December 31, 2008, the Company has recorded a long-term liability of $362,000 and $0, respectively, to recognize the fair value of energy swap derivatives, and has also recorded a deferred tax asset of $122,400 and $0, respectively, associated therewith. The change in fair value from inception to March 31, 2009 is recorded in “accumulated other comprehensive income (loss)” in the Company’s consolidated financial statements. The following table illustrates the changes recorded, net of tax, in accumulated other comprehensive loss resulting from the energy swap agreements.

2009
(in thousands)
Balance at January 1,	$—
Net gain/(loss), net of tax, reclassified into earnings	—
Net change associated with current period swap transactions, net of tax	(240)

Balance at March 31,	$(240)

The $240,000 reported in accumulated other comprehensive loss as of March 31, 2009 will be reclassified to “inventory” in the period when the energy consumption takes place.

If, at any time, the swaps are determined to be ineffective, in whole or in part, due to changes in the company’s energy usage or underlying hedge agreements, the fair value of the portion of the energy swaps determined to be ineffective will be recognized as gain or loss in “cost of sales” in the statement of operations for the applicable period. See Note 13—Fair Value Disclosures for additional information.

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

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Income Taxes

The Company utilizes the liability method to account for income taxes. This method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of existing temporary differences between the financial reporting and tax reporting basis of assets and liabilities, and operating loss and tax credits carryforwards for tax purposes. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. The Company believes that the deferred tax assets recorded as of March 31, 2009 are realizable through future reversals of existing taxable temporary differences and future taxable income. If the Company were to subsequently determine that it would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to deferred tax assets would increase earnings for the period in which such determination was made. The Company will continue to assess the adequacy of the valuation allowance on a quarterly basis. Any changes to the estimated valuation allowance could be material to the consolidated financial condition and results of operations.

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

Interest is capitalized only during the period of time required to complete and prepare the asset for its intended use. For the three month periods ended March 31, 2009 and 2008, the Company capitalized interest of approximately $159,000 and $54,000, respectively.

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

Accumulated Comprehensive Loss

The components of accumulated other comprehensive loss included in shareholder’s equity are as follows:

	March 31, 2009	December 31, 2008
	(in thousands)
Cumulative Translation Adjustments, net of tax benefit of $13 as of March 31, 2009 and December 31, 2008	$(25)	$(25)
Fair Value of Energy Swaps, net of tax benefit of $122 as of March 31, 2009 and $0 as of December 31, 2008	(240)	—
Fair Value of Interest Rate Swaps, net of tax benefit of $591 as of March 31, 2009 and $632 as of December 31, 2008	(1,146)	(1,226)
Pension Benefits Adjustments, net of tax benefit of $4,738 as of March 31, 2009 and $4,842 as of December 31, 2008	(9,195)	(9,398)

Accumulated Other Comprehensive Loss	$(10,606)	$(10,649)

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

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

At March 31, 2009 and December 31, 2008, the Company had cash deposits concentrated primarily in one major bank. In addition, the Company had commercial quality grade investments A2P2 rated or better with companies and financial institutions. The Company believes that credit risk in such investments is minimal.

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

The implementation of SFAS No. 157 for financial assets and financial liabilities, effective January 1, 2008, did not have a material impact on the Company’s consolidated financial position and results of operations. The implementation of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, effective January 1, 2009, did not require any new fair value measurements and, therefore, did not have a material impact on the Company’s consolidated financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations (SFAS 141(R)).” SFAS 141(R) states that all business combinations, whether full, partial, or step acquisitions, will result in all assets and liabilities of an acquired business being recorded at their fair values at the acquisition date. In subsequent periods, contingent liabilities will be measured at the higher of their acquisition date fair value or the estimated amounts to be realized. SFAS 141(R) applies to all transactions or other events in which an entity obtains control of one or more businesses. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. The implementation of SFAS No. 141(R) effective January 1, 2009, did not have an impact on the Company’s consolidated results of operations, financial position and related disclosures.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—amendments of ARB No. 51 (SFAS 160).” SFAS 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. The adoption of SFAS No. 160, effective January 1, 2009, did not have an impact on the Company’s consolidated results of operations, financial position and related disclosures.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities (SFAS 161).” SFAS 161 is a clarification of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” which did not provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance and cash flows. Accordingly, SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company’s adoption of SFAS No. 161, effective January 1, 2009, required additional disclosures but did not impact its consolidated results of operations, financial position and related disclosures.

Stock-Based Compensation

The Company has a stock-based compensation plan, which is described in more detail in Note 12 to the consolidated financial statements of the Company’s Form 10-K for the fiscal year ended December 31, 2008. Net income for the three months ended March 31, 2009 and 2008 includes $149,900 and $54,100 ($98,900 and $35,700 after-tax), respectively, of share-based compensation costs which are included in selling, general and administrative expenses in the condensed consolidated statement of operations and comprehensive income. As of March 31, 2009, there was $1,684,400 ($ 1,111,700 after-tax) of total unrecognized compensation costs related to nonvested share-based compensation that is expected to be recognized over a weighted-average period of 2.7 years, of which $542,900 ($358,300 after-tax) of total share-based compensation is expected to be recognized during the remainder of fiscal year 2009.

Note 2. Receivables, net

Receivables as of March 31, 2009 and December 31, 2008 are summarized as follows:

	March 31, 2009	December 31, 2008
	(in thousands)
Trade	$13,949	$22,802
Insurance	258	8,139
Employee	53	11
Income tax	2,304	2,653
Other	15	15

Total receivables	16,579	33,620
Less: allowance for doubtful accounts	(177)	(165)

Receivables, net	$16,402	$33,455

As a result of Hurricane Ike (see Note 12 – Hurricane Losses, Insurance Recoveries and Other Proceeds), the Company sustained damage to its Abbeville and Cameron, Louisiana fish processing facilities. During 2008, the Company recorded a hurricane related insurance receivable of $10.0 million, of which $7.5 million was receivable as of December 31, 2008. During the first quarter 2009, the Company received the remaining $7.5 million in settlement of the claim.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Note 3. Inventory

The major classes of inventory as of March 31, 2009 and December 31, 2008 are summarized as follows:

	March 31, 2009	December 31, 2008
	(in thousands)
Fish meal	$21,524	$38,115
Fish oil	17,057	22,927
Fish solubles	235	1,073
Unallocated inventory cost pool (including off-season costs)	22,417	6,407
Other materials & supplies	6,200	6,154

Total inventory	$67,433	$74,676

Inventory at March 31, 2009 and December 31, 2008 is stated at the lower of cost or market. The elements of unallocated inventory cost pool include plant and vessel related labor, utilities, rent, repairs and depreciation, to be allocated to inventories produced through the remainder of the 2009 fishing season.

As a result of Hurricane Ike, the Company sustained additional previously unrecognized damage to its Cameron, Louisiana materials and supplies inventory. The Company recognized a $33,000 material and supply write-off for the three months ended March 31, 2009. See Note 12 – Hurricane Losses, Insurance Recoveries and Other Proceeds.

Note 4. Other Assets

Other assets as of March 31, 2009 and December 31, 2008 are summarized as follows:

	March 31, 2009	December 31, 2008
	(in thousands)
Fish nets, net of accumulated amortization of $2,243 and $2,213	$944	$1,192
Insurance receivable, net of allowance for doubtful accounts	626	640
Title XI loan origination fee	308	316
Other debt issuance costs	468	510
Deposits and other	77	77

Total other assets, net	$2,423	$2,735

Amortization expense for fishing nets amounted to approximately $277,000 and $250,000 for the three months ended March 31, 2009 and 2008, respectively.

The Company carries insurance for certain losses relating to its vessels and Jones Act liability for employees aboard its vessels (collectively, “Vessel Claims Insurance”). The typical Vessel Claims Insurance policy contains an annual aggregate deductible (“AAD”) for which the Company remains responsible, while the insurance carrier is responsible for all applicable amounts which exceed the AAD. It is the Company’s policy to accrue current amounts due and record amounts paid out on each claim. Once payments exceed the AAD, the Company records an insurance receivable for a given policy year, net of allowance for doubtful accounts. As of March 31, 2009 and December 31, 2008 the allowance for doubtful insurance receivable accounts was $2.0 million.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Note 5. Property and Equipment

Property and equipment at March 31, 2009 and December 31, 2008 are summarized as follows:

	March 31, 2009	December 31, 2008
	(in thousands)
Land	$7,690	$7,690
Plant assets	107,317	105,150
Fishing vessels	103,216	99,655
Furniture and fixtures	5,642	5,643
Construction in progress	12,967	12,662

Total property and equipment	236,832	230,800
Less: accumulated depreciation and impairment	(127,524)	(124,619)

Property, plant and equipment, net	$109,308	$106,181

Depreciation expense for the three months ended March 31, 2009 and 2008 was $2.9 million.

As a result of Hurricane Ike, the Company sustained additional previously unrecognized damage to its property and equipment at its Abbeville and Cameron, Louisiana fish processing facilities. The Company recognized a $287,000 loss on the involuntary conversion of damaged property and equipment related to plant assets in the three months ended March 31, 2009. See Note 12 – Hurricane Losses, Insurance Recovery and Other Proceeds.

Note 6. Notes Payable and Long-Term Debt

At March 31, 2009 and December 31, 2008, the Company’s long-term debt consisted of the following:

	March 31, 2009	December 31, 2008
	(in thousands)
U.S. government guaranteed obligations (Title XI loans) collateralized by a first lien on certain vessels and certain plant assets:
Amounts due in installments through 2022, interest from 6.49% to 7.6%	$27,521	$28,148
Amounts due in installments through 2014, interest at Eurodollar rates plus 0.45% (1.92% and 4.21% at March 31, 2009 and December 31, 2008, respectively)	225	236
Bank of America term loan, quarterly principal payments as defined, interest payable quarterly based on LIBOR plus an applicable rate (3.22% and 3.46% as of March 31, 2009 and December 31, 2008, respectively) maturing March 2012	29,313	30,625

Total debt	57,059	59,009
Less current maturities	(8,081)	(7,697)

Long-term debt	$48,978	$51,312

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

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

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

On December 1, 2005, pursuant to the Title XI program, the FFP approved a second financing application made by the Company in the amount of $16.4 million (the “Second Approval Letter”). In May 2006, the Company submitted a $6.3 million financing request under the Second Approval Letter. The Company closed on the $6.3 million FFP loan in the first quarter of 2007. As of March 31, 2009, the Company had approximately $27.7 million of borrowings outstanding under Title XI and was in compliance with all of the covenants contained therein.

On March 26, 2007 (the “Closing Date”), the Company entered into a Credit Agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent, lender, swing line lender and letter of credit issuer, Regions Bank, Compass Bank and Farm Credit Bank of Texas (collectively, the “Lenders”). The Credit Agreement provides the Company with a $55 million senior credit facility (the “Senior Credit Facility”) consisting of (i) a 5-year revolving credit facility (the “Revolving Credit Facility”) of up to $20 million, including a $7.5 million sub-limit for the issuance of standby letters of credit and a $2.5 million sub-limit for swing line loans and (ii) a 5-year term loan (the “Term Loan”) of $35 million. The Senior Credit Facility replaced the Company’s prior credit facility, under which, as of the Closing Date, $28.7 million in principal was outstanding under a term loan and $6.5 million in principal was outstanding under revolving loans, and approximately $3.3 million in letters of credit were issued, primarily in support of worker’s compensation insurance programs. On the Closing Date, the Company drew down $35 million under the Term Loan and approximately $2.0 million under the Revolving Credit Facility, and had approximately $3.1 million issued in standby letters of credit, primarily in support of worker’s compensation insurance programs. The Senior Credit Facility is secured by a first priority lien on all of the Company’s assets, other than vessels, real estate and other assets pledged to secure loans made to the Company under the FFP. On September 29, 2008, the Credit Agreement was amended to increase the limit in the Consolidated Capital Expenditures Financial Covenant from $15 million to $21 million for the fiscal year ended 2008 with the limit returning to $15 million for any fiscal year thereafter.

As of March 31, 2009, the Company had $29.3 million outstanding under the Term Loan and $2.8 million in letters of credit issued primarily in support of worker’s compensation insurance programs. As of March 31, 2009, the Company had $15.2 million available under the Revolving Credit Facility and the Company was in compliance with all of the covenants under the Senior Credit Facility. The Company has no off-balance sheet arrangements other than normal operating leases and standby letters of credit.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Note 7. Capital Lease Obligation

On May 29, 2008 and July 10, 2008, the Company entered into capital lease agreements to lease barges for a period of 5 years. Following is a summary of future minimum payments under the capitalized lease agreements (in thousands):

2009	$399
2010	551
2011	578
2012	609
2013	290

Total minimum lease payments	2,427
Less amount representing interest	(558)

Present value of minimum payments	1,869
Less current portion of capital lease obligation	(318)

Long-term capital lease obligation	$1,551

As of March 31, 2009 and December 31, 2008, assets recorded under capital lease obligations are included in Property, Plant and Equipment, net as follows (in thousands):

	March 31, 2009	December 31 2008
Fishing vessels and marine equipment, at cost	$2,076	$2,076
Less accumulated depreciation	(328)	(225)

Property, plant and equipment, net	$1,748	$1,851

Note 8. Accrued Liabilities

Accrued liabilities as of March 31, 2009 and December 31, 2008 are summarized as follows:

	March 31, 2009	December 31, 2008
	(in thousands)
Salary and benefits	$1,723	$3,628
Insurance	4,460	4,831
Taxes, other than income tax	466	177
Trade creditors	3,085	5,942
Fair market value of interest rate swap, current portion	878	899
Other	525	870

Total accrued liabilities	$11,137	$16,347

Note 9. Commitments and Contingencies

Contract Commitments

As of March 31, 2009, the Company has entered into purchase commitments of approximately $16.7 million to purchase energy for a portion of the 2009 fishing season.

	Volume	Contract Price	Total Commitment
Natural gas (per MMBTU)	504,630	$8.93	$4,506,000
Bunker C (per bbl)	40,000	71.61	2,864,000
Diesel (per gallon)	3,121,577	2.99	9,345,000

Total			$16,715,000

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

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

Indemnification

The Company’s Articles of Incorporation and By-Laws limit the liability of the Company’s officers and directors to the fullest extent permitted by Nevada law. Nevada law provides that directors of Nevada corporations may be relieved of monetary liabilities for breach of their fiduciary duties as directors, except under certain circumstances, including (i) acts or omissions which involve intentional misconduct, fraud or a knowing violation of law or (ii) the willful or grossly negligent payment of unlawful distributions.

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

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Note 10. Reconciliation of Basic and Diluted Per Share Data (in thousands except per share data)

	Earnings (Numerator)	Shares (Denominator)	Per Share Data
Three Months Ended March 31, 2009
Net earnings	$2,099	—

Basic earnings per common share:
Earnings available to common shareholders	$2,099	18,712	$0.11

Effect of dilutive securities:
Stock options assumed exercised	—	20

Diluted earnings per common share:
Earnings available to common shareholders plus stock options assumed exercised	$2,099	18,732	$0.11

	Earnings (Numerator)	Shares (Denominator)	Per Share Data
Three Months Ended March 31, 2008
Net earnings	$1,912	—

Basic earnings per common share:
Earnings available to common shareholders	$1,912	17,522	$0.11

Effect of dilutive securities:
Stock options assumed exercised	—	382

Diluted earnings per common share:
Earnings available to common shareholders plus stock options assumed exercised	$1,912	17,904	$0.11

Options to purchase 1,183,600 shares of common stock at exercise prices ranging from $4.02 to $15.88 per share were outstanding during the three months ended March 31, 2009, but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the shares during that period.

Options to purchase 1,436,600 shares of common stock at exercise prices ranging from $8.73 to $17.25 per share were outstanding during the three months ended March 31, 2008, but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the shares during that period.

Note 11. Components of Net Periodic Benefit Cost

	Three Months Ended March 31,
	2009	2008
Service cost	$—	$—
Interest cost	363	376
Expected return on plan assets	(253)	(401)
Amortization of prior service cost	—	—
Amortization of net loss	306	194

Net periodic pension cost	$416	$169

For the three months ended March 31, 2009 and 2008, the Company made approximately $0.0 million and $0.4 million, respectively, in contributions to the Company’s pension plan. The Company expects to make contributions of $0.6 million to the pension plan during the remainder of 2009.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Note 12. Hurricane Losses, Insurance Recoveries and Other Proceeds

2008 Hurricane

On September 13, 2008, the Company’s Abbeville and Cameron, Louisiana fish processing facilities were damaged by Hurricane Ike. For the three month period ending March 31, 2009, the following amounts have been recognized in the Company’s statement of operations (in thousands):

Write-off of other materials and supplies	$33
Involuntary conversion of property and equipment	287
Clean-up costs incurred	87

Loss resulting from natural disaster, net – 2008	$407

See Note 13 in the Form 10-K for fiscal year ended December 31, 2008 for additional information.

2005 Hurricanes

On August 29, 2005, the Company’s Moss Point, Mississippi fish processing facility and adjacent shipyard were severely damaged by Hurricane Katrina. On September 24, 2005, the Company’s Cameron, Louisiana and the Abbeville, Louisiana fish processing facilities were also severely damaged by Hurricane Rita. For the three month periods ended March 31, 2009 and 2008, the following amounts have been recognized in the Company’s statement of operations:

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Insurance recoveries and other proceeds relating to natural disaster, net – 2005	$(2,656)	$—

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

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Level 3 Inputs– Instruments with primarily unobservable value drivers.

The following tables set forth by level within the fair value hierarchy the Company’s financial liabilities that were accounted for at fair value on a recurring basis as of March 31, 2009 and December 31, 2008. As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	March 31, 2009
	Fair Value Measurements Using			Liabilities at Fair Value
	Level 1	Level 2	Level 3
Liabilities (in thousands)
Energy swap liability	—	(362)	—	(362)
Interest rate swap liability	$—	$—	$(1,738)	$(1,738)

Total Liabilities	$—	$(362)	$(1,738)	$(2,100)

	December 31, 2008
	Fair Value Measurements Using			Liabilities at Fair Value
	Level 1	Level 2	Level 3
Liabilities (in thousands)
Interest rate swap liability	$—	$—	$(1,858)	$(1,858)

Total Liabilities	$—	$—	$(1,858)	$(1,858)

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

The fair value of the diesel, Bunker C, and natural gas energy swaps is derived from the underlying market price of similar instruments at a specific valuation date. The underlying market price for the diesel and natural gas swaps is based upon the NYMEX Futures Curve. The underlying market price for the Bunker C swap is based upon the Platts Forward Curve HP 0.3%. These methods rely upon quoted prices for similar instruments in active markets. When such inputs have a significant impact on the measurement of fair value, the instrument is categorized in Level 2.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The following table provides a reconciliation of all assets and liabilities measured at fair value on a recurring basis which use Level 3, or significant unobservable inputs or significant value drivers for the three months ended March 31, 2009 and 2008 (in thousands):

	Fair value Measurements Using Significant Unobservable Inputs (Level 3 Inputs) 2009	Fair value Measurements Using Significant Unobservable Inputs (Level 3 Inputs) 2008
Balance at January 1,	$(1,858)	$(670)
Net gain included in earnings related to expiration of certain natural gas call options	—	37
Purchase of natural gas call options	—	(67)
Net loss reclassified into earnings related to interest rate swap transactions	(220)	(9)
Net change associated with current period interest rate swap transactions	340	(706)

Balance at March 31,	$(1,738)	$(1,415)

OMEGA PROTEIN CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Company operates four menhaden processing plants: two in Louisiana, one in Mississippi and one in Virginia. The Company also operates a Health and Science Center in Reedville, Virginia, which provides 100-metric tons per day fish oil processing capacity for the Company’s food, industrial and feed grade oils. The Company’s technical center in Houston, Texas, The OmegaPure Technology and Innovation Center, has food science application labs as well as analytical, sensory, lipids research and pilot plant capabilities.

In September 2008, the Company sustained damage to property, plant and equipment at its Abbeville and Cameron, Louisiana facilities due to Hurricane Ike. The Abbeville facility was fully operational two weeks after Hurricane Ike and the Cameron facility was fully operational at the beginning of the 2009 fishing season. Total processing capacity, post-hurricane, was temporarily reduced from 850,000 tons to 625,000 tons for the remainder of the 2008 fishing season. The temporary decrease in processing capacity had no effect on the Company’s processing ability.

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

The Company operates through two primary subsidiaries: Omega Protein, Inc. and Omega Shipyard, Inc. Omega Protein, Inc. is the Company’s principal operating subsidiary for its menhaden processing business and is the successor to a business conducted since 1913. Omega Shipyard, Inc. owns a drydock facility in Moss Point, Mississippi, which is used to provide shoreside maintenance for the Company’s fishing fleet and, subject to outside demand and excess capacity, occasionally for third-party vessels. Revenues from shipyard work for third-party vessels for the three months ended March 31, 2009 and 2008 were not material. The Company also has a number of other immaterial direct and indirect subsidiaries.

Company Overview

Business. Omega is the largest U.S. producer of protein-rich meal and oil derived from marine sources. The Company’s products are produced from menhaden (a herring-like fish found in commercial quantities), and includes regular grade and value-added specialty fish meals, crude and refined fish oils and fish solubles.

Fishing. During the first quarter of 2009, the Company owned a fleet of 58 fishing vessels and 32 spotter aircraft for use in its fishing operations and also leased additional aircraft where necessary to facilitate operations. During the 2009 fishing season in the Gulf of Mexico, which runs from mid-April through October, the Company plans to operate 31 fishing and carry vessels and 30 spotter aircraft. The fishing area in the Gulf is generally located along the Gulf Coast, with a concentration off the Louisiana and Mississippi coasts. The fishing season along the Atlantic coast begins in early May and usually extends into December. During the 2009 season, the Company plans to operate 10 fishing vessels and 8 spotter aircraft along the Mid-Atlantic coast, concentrated primarily in and around Virginia and North Carolina. The remaining fleet of fishing vessels and spotter aircraft are not routinely operated during the fishing season and are back-up to the active fleet, used for other transportation purposes, inactive or in the process of refurbishment in the Company’s shipyard.

On September 13, 2008, the Company’s Abbeville and Cameron, Louisiana fish processing facilities were damaged by Hurricane Ike. Both of these facilities were non-operational immediately after the hurricane. Operations at the Abbeville fish processing facility were restored to full capacity on September 22, 2008. The Cameron fish processing facility was fully functional prior to the beginning of the 2009 fishing season.

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

OMEGA PROTEIN CORPORATION

vessels increases the amount of time that certain of the Company’s fishing vessels remain offshore fishing productive waters and therefore increases the Company’s fish catch per vessel employed. The carry vessels have reduced crews and crew expenses and incur less maintenance cost than the actual fishing vessels.

The Company’s principal raw material is menhaden, a species of fish that inhabits coastal and inland tidal waters in the United States. Certain state agencies, as well as interstate compacts, impose resource depletion restrictions on menhaden pursuant to fisheries management legislation or regulations and may impose additional legislation or regulations in the future. For example, in February 2007, the Commonwealth of Virginia established an annual cap for a five year period beginning in 2006 on the Company’s menhaden landings from the Chesapeake Bay in an amount equal to 109,020 metric tons. The Virginia restrictions also allow the Company a credit whereby any under-harvest in a particular year below the 109,020 metric ton cap would be added to increase the cap for the following year, up to a maximum of 122,740 metric tons per year. In April 2008, the State of Texas enacted regulations which limited the annual menhaden catch to 31.5 million pounds. The regulation also allows a 10% underage or overage in each year which is credited or deducted, as applicable, to the total allowable catch in the following year. This regulation is effective commencing with the 2009 fishing season. In addition, two bills were introduced in the U.S. House of Representatives in 2008, which failed to pass. Had the bills passed, menhaden fishing in the Atlantic waters would have been banned. To date, the Company has not experienced any material adverse impact on its fish catch or results of operations as a result of these restrictions.

During 2008, the Company experienced higher costs of production and below average fish catch. The higher costs of production were primarily attributed to increased energy, labor and repair costs. The reduced fish catch was primarily attributable to adverse weather conditions mainly associated with hurricane activity (the amount of hurricane losses were substantial and are more fully described in Notes 2, 3, 5 and 12 of Notes to Unaudited Condensed Consolidated Financial Statements). As a result of the higher costs of production and below average fish catch, the Company experienced significantly higher per unit product costs (approximately 27.3% increase as compared to the 2007 fishing season) which adversely affected the Company’s earnings for 2008. The impacts of higher cost inventories have been carried forward and are expected to adversely affect the Company’s earnings through the second quarter of 2009. In addition, the lost fishing days resulted in lower 2008 product volumes available for sale.

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

OmegaPure Technology and Innovation Center. In January 2007, the Company opened its new OmegaPure Technology and Innovation Center located in Houston, Texas to further develop its OmegaPure® food grade Omega-3 product line. The facility has food science application labs, as well as analytical, sensory and pilot plant capabilities. The facility also has a lipids research lab where the Company plans to continue to develop new Omega-3 products that have improved functionality and technical characteristics.

Hurricane Damages.

2008 Hurricane Activity

On September 13, 2008, the Company’s Abbeville and Cameron, Louisiana fish processing facilities were damaged by Hurricane Ike. Both of these facilities were non-operational immediately after the hurricane. Operations at the Abbeville fish processing facility were restored to full capacity on September 22, 2008. The Cameron fish processing facility was fully functional prior to the beginning of the 2009 fishing season.

The direct impact of Hurricane Ike upon the Company was a loss of physical inventories and physical damage to the plants. The interruption of processing capabilities caused the Company to address the impact of abnormal downtime of its processing facilities, which resulted in the immediate recognition of costs which would ordinarily have been captured as inventory costs. The amounts of these losses are more fully described in Notes 2, 3, 5 and 12 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Because of the damages to the Company’s Cameron, Louisiana facility caused by Hurricane Ike, the Company redeployed all of its ten Cameron vessels to its Abbeville, Louisiana and Moss Point, Mississippi facilities. Although these two facilities had adequate processing capacity, the Company’s fishing efforts were diminished because increased unloading time due to additional vessels reduced the number of vessels on the fishing grounds during the most optimal fishing times. The 10 Cameron fishing vessels were redeployed to the Cameron facility for the beginning of the 2009 fishing season.

The Company maintains insurance coverage for a variety of these damages, most notably property, inventory, vessel and business interruption insurance. The nature and extent of the insurance coverage varies by line of policy and the Company had recorded insurance recoveries as accounts receivable based on preliminary estimates and discussions with its insurers and adjusters. During the fourth quarter 2008, the Company received an advance of $2.5 million from its primary insurance carrier and during the first quarter 2009, a final settlement payment of $7.5 million was received which represented the limits of the insurance policy.

2005 Hurricane Activity

On August 29, 2005, the Company’s Moss Point, Mississippi fish processing facility and adjacent shipyard were severely damaged by Hurricane Katrina. On September 25, 2005, the Company’s Cameron and Abbeville, Louisiana fish processing facilities were also severely damaged by Hurricane Rita.

OMEGA PROTEIN CORPORATION

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

During 2008, the Company received a grant of $1.3 million, net of fees and expenses, from the Louisiana Department of Wildlife and Fisheries which was recognized as “Insurance recoveries and other proceeds related to natural disaster, net – 2005” in the Consolidated Statement of Operations for the year ended December 31, 2008. The grant provides assistance for commercial fishing owners impacted by Hurricanes Katrina and Rita in 2005. During the first quarter 2009, the Company received a similar grant related to the impact of Hurricane Katrina of $2.7 million, net of fees and expenses, from the State of Mississippi. The Mississippi grant was recognized as “Insurance recoveries and other proceeds related to natural disaster, net – 2005” in the Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income for the three months ended March 31, 2009.

Distribution System. The Company’s distribution system of warehouses, tank storage facilities and vessel loading facilities allow for transportation via trucks, barges, containers and railcars to service the Company’s customers throughout the United States and also foreign locations. The Company owns and leases warehouses and tank storage space for storage of its products, generally at terminals along the Mississippi River. The Company generally contracts with third-party trucking, vessel, barge, container and railcar companies to transport its products to and from warehouses and tank storage facilities and directly to its customers.

Historically, approximately 35% to 40% of Omega’s FAQ grade fish meal was sold on a two-to-twelve-month forward contract basis. The balance of FAQ grade fish meal and other products was substantially sold on a spot basis through purchase orders. In 2002, the Company began a similar forward sales program for its specialty grade meals and crude fish oil due to increasing demand for these products. During 2006, 2007 and 2008 approximately 70%, 50% and 65%, respectively, of the Company’s fish meals and crude fish oil had been sold on a forward contract basis prior to those years’ respective fishing season. Prior to the beginning of the Company’s 2009 fishing season, approximately 52% and 39% of the Company’s 2009 forecasted fish meal and crude fish oil, respectively, had either been sold or sold forward on a contract basis. The percentage of fish meal and crude fish oil sold on a forward contract basis will fluctuate from year to year based upon perceived market availability.

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

The following table sets forth the Company’s revenues by product (in millions) and the approximate percentage of total revenues represented thereby, for the indicated periods:

	Three Months Ended March 31,
	2009		2008
	Revenues	Percent	Revenues	Percent
Regular Grade	$5.8	19.1%	$5.6	15.5%
Special Select	10.4	34.5	16.2	44.9
Sea-Lac	2.6	8.6	3.6	10.0
Crude Oil	4.8	15.9	4.0	11.1
Refined Oil	5.0	16.7	5.5	15.2
Fish Solubles	1.5	4.9	1.2	3.3
Other	0.1	0.3	—	—

Total	$30.2	100.0%	$36.1	100.0%

OMEGA PROTEIN CORPORATION

Customers and Marketing. Most of the Company’s marine protein products are sold directly to approximately 600 customers by the Company’s agriproducts sales department, while a smaller amount is sold through independent sales agents. Product inventory was $38.8 million as of March 31, 2009 versus $62.1 million as of December 31, 2008.

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

OMEGA PROTEIN CORPORATION

During 2005, 2006 and 2008, the Company’s fish catch and resultant product inventories were reduced, primarily due to adverse weather conditions, and the Company further expanded its purchase and resale of other fish meals and oils (primarily Panamanian, Peruvian and Mexican fish meal and U.S. menhaden oil). Although operating margins from these activities are less than the margins typically generated from the Company’s base domestic production, these operations provide the Company with a source of fish meal and oil to sell into other markets, some of which, the Company has not historically had a presence. During 2006, the Company purchased products totaling approximately 14,600 tons, or approximately 7% of total volume 2006 sales. During 2007, the Company purchased fish oil totaling approximately 5,500 tons, or approximately 9.1% of fish oil sales volumes for 2007. During 2008 and the first quarter of 2009, the Company did not purchase any fish meal or fish oil.

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

Fish meal prices have historically borne a relationship to prevailing soybean meal prices (more weakly correlated in recent years), while prices for fish oil are generally influenced by prices for vegetable oils, such as rapeseed, soybean and palm oils. Thus, the prices for the Company’s products are established by worldwide supply and demand relationships over which the Company has no control and tend to fluctuate significantly over the course of a year and from year to year. For example, during 2008, the Company experienced fish oil price increases of approximately 73.4% when compared to 2007, whereas palm oil and soy oil prices rose 35% and 43%, respectively. Beginning in the third quarter of 2008, pricing in the agricultural commodity markets began to decrease. Spot fish oil and fish meal prices have followed these general trends during the second half of 2008 and the first quarter of 2009.

OMEGA PROTEIN CORPORATION

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

In February 2007 the Commonwealth of Virginia declined to adopt an ASMFC recommended plan but instead adopted its own restrictions whereby the Company’s Chesapeake Bay menhaden harvest was capped at 109,020 metric tons per year. The Virginia restrictions also allow for a credit whereby any under-harvest in a particular year below the 109,020 metric ton cap would be added to increase the cap for the following year, up to a maximum of 122,740 metric tons per year. The Company supported Virginia’s proposal and voluntarily complied with its limitations in 2006. This compliance had no effect on the Company’s Chesapeake Bay harvest in 2007 and 2008 and is not expected to have any material adverse effect on its Chesapeake Bay harvest in 2009. As a result of the underharvest in 2008, the 2009 Chesapeake Bay catch limit will be 122,740 metric tons.

On March 27, 2008, the Texas Parks and Wildlife Commission adopted regulations related to the menhaden reduction fishery in Texas waters which limits the Total Allowable Catch (“TAC”) to 31.5 million pounds annually. The regulations also allow for a 10% underage or overage in each year which is credited or deducted, as applicable, to the TAC in the following year.

The Company’s menhaden fish catch in Texas in 2008 is preliminarily estimated by the National Marine Fisheries Service to be 30.8 million pounds (approximately 15,000 metric tons), or approximately 3.5% of the Company’s total 2008 fish catch, although these figures have not been finalized. The limitation is not expected to have a material adverse effect on the Company’s business, results of operation or financial condition. The Texas regulations were effective at the beginning of the 2009 fishing season.

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

OMEGA PROTEIN CORPORATION

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

Results of Operations

The following table sets forth as a percentage of revenues certain items of the Company’s operations for each of the indicated periods.

	Three Months Ended March 31,
	2009	2008
Revenues	100.0%	100.0%
Cost of sales	80.7	77.1

Gross profit	19.3	22.9
Selling, general and administrative expense	11.4	10.2
Research and development expense	1.2	0.9
Loss resulting from natural disaster, net - 2008	1.3	—
Insurance recoveries and other proceeds relating to natural disaster, net - 2005	(8.8)	—
(Gain) loss on disposal of assets	(0.1)	0.6

Operating income	14.3	11.2
Interest income	0.3	0.5
Interest expense	(3.0)	(3.4)
Other expense, net	(0.3)	(0.2)

Income before income taxes	11.3	8.1
Provision for income taxes	4.3	2.8

Net income	7.0%	5.3%

OMEGA PROTEIN CORPORATION

Interim Results for the First Quarters ended March 31, 2009 and March 31, 2008

Revenues. Revenues decreased $5.9 million, or 16.5%, from $36.1 million for the three months ended March 31, 2008 to $30.2 million for the three months ended March 31, 2009. The decrease in revenues was due to lower sales volumes of 29.0% and 23.3% for the Company’s fish meal and fish oil, respectively, which was partially offset by higher sales prices of 3.7% and 35.6% for the Company’s fish meal and fish oil, respectively. The decrease in sales volumes of fish meal and fish oil for the quarter ended March 31, 2009 compared to the quarter ended March 31, 2008 is partially due to timing issues related to fish meal shipments that were shipped in the second quarter of 2009 instead of the first quarter of 2009, as well as a general decline in the global fish oil market. The increase in sales prices for the Company’s fish oil for the quarter ended March 31, 2009 compared to the quarter ended March 31, 2008 is the result of contracts entered into at higher prices during the second half of 2008 that are being completed during the first quarter of 2009. Considering fish meal, fish oil and fish solubles sales activities in total, the Company experienced a $4.4 million increase in revenues due to increased sales prices and a $10.3 million decrease in revenue caused by decreased sales volumes, when comparing the three months ended March 31, 2009 to the three months ended March 31, 2009.

Cost of Sales. Cost of sales, including depreciation and amortization, for the quarter ended March 31, 2009 was $24.3 million, a $3.5 million decrease, or 12.6%, as compared to the quarter ended March 31, 2008. Cost of sales as a percentage of revenues was 80.7% for the quarter ended March 31, 2009 as compared to 77.1% for the quarter ended March 31, 2008. The increase in cost of sales as percentage of revenue was primarily due to increased per unit production costs due to increased energy, labor and repair costs and below average fish catch attributable to adverse weather conditions mainly associated with hurricane activity, partially offset by increased fish oil sales prices.

Gross Profit. Gross profit decreased $2.5 million, or 29.5%, from $8.3 million for the quarter ended March 31, 2008 to $5.8 million for the quarter ended March 31, 2009. Gross profit as a percentage of revenues was 19.3% for the quarter ended March 31, 2009 as compared to 22.9% for the quarter ended March 31, 2008. The decrease in gross profit as a percentage of revenues was primarily due to increased per unit production costs partially offset by increased fish oil sales prices as discussed above.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased $0.3 million, or 7.3%, from $3.7 million for the quarter ended March 31, 2008 to $3.4 million for the quarter ended March 31, 2009. The decrease was primarily due to reduced travel costs and reduced employee bonus accruals.

OMEGA PROTEIN CORPORATION

Research and development expenses. Research and development expenses increased $39,000 from $318,000 for the three months ended March 31, 2008 to approximately $357,000 for the three months ended March 31, 2009. The increase is due to a research project that was completed during the quarter ended March 31, 2009 that was not present during the quarter ended March 31, 2008.

Loss resulting from natural disaster, net—2008. For the three months ended March 31, 2009, the Company incurred losses of $0.4 million relating to damages incurred at its Abbeville and Cameron, Louisiana, fish processing facilities related to Hurricane Ike. The loss relates to clean up costs incurred and changes in estimated impairment costs of damaged fixed assets during the quarter ended March 31, 2009.

Insurance recoveries and other proceeds relating to natural disaster, net —2005. For the three months ended March 31, 2009, the Company received a federal hurricane assistance grant of $2.7 million from the State of Mississippi, net of fees, related to the impact of Hurricane Katrina on the Company.

(Gain) loss on disposal of assets. (Gain) loss on disposal of assets was a gain of $18,000 for the three months ended March 31, 2009 as compared to a loss of $217,000 for the three months ended March 31, 2008. The respective (gain) loss was the result of disposals of miscellaneous assets in the ordinary course of business.

Operating income. As a result of the factors discussed above, the Company’s operating income increased $0.3 million from $4.0 million for the quarter ended March 31, 2008 to $4.3 million for the quarter ended March 31, 2009. As a percentage of revenues, operating income increased from 11.2% for the quarter ended March 31, 2008 to 14.3% for the quarter ended March 31, 2009.

Interest income. Interest income decreased by $0.1 million from $0.2 million for the three months ended March 31, 2008 to $0.1 million for the three months ended March 31, 2009. The decrease was primarily due to the decrease in the interest rate on which interest income is generated partially offset by an increased cash balance.

Interest expense. Interest expense decreased $0.3 million, or 25.8%, from $1.2 million for the quarter ended March 31, 2008 to $0.9 million for the quarter ended March 31, 2009. The decrease in interest expense is primarily due to decreased debt balances during the quarter ended March 31, 2009 as compared to the quarter ended March 31, 2008. In addition, capitalized interest, which is netted against interest expense, for the current quarter was largely increased over the prior year quarter due to the increased level of capital expenditures.

Other expense, net. Other expense, net increased by $38,000 from a net expense of $56,000 for the quarter ended March 31, 2008 to a net expense of $94,000 for the quarter ended March 31, 2009. The increase was primarily due to an increase in fees paid to the Company’s bank and related lenders.

Provision for income taxes. The Company recorded a $1.3 million provision for income taxes for the quarter ended March 31, 2009 representing an effective tax rate of 38.5% for income taxes compared to 34.9% for the quarter ended March 31, 2008. The increase in the effective tax rate is attributable to amounts of nondeductible lobbying expenses and other permanent tax differences relative to the decrease in earnings in the current period. The Company believes that it is more probable than not that the recorded estimated deferred tax asset benefits and state operating loss carry-forwards will be realized except for the amount for which a valuation allowance has been provided. The statutory tax rate of 34% for U.S. federal taxes was in effect for the respective periods.

OMEGA PROTEIN CORPORATION

Seasonal and Quarterly Results

The Company’s menhaden harvesting and processing business is seasonal in nature. The Company generally has higher sales during the menhaden harvesting season (which includes the second and third quarter of each year) due to increased product availability, but prices during the fishing season tend to be lower than during the off-season. Additionally, due to the sharp increase in spot fish oil prices during the first half of 2008 and subsequent decrease in spot fish oil prices during the third quarter of 2008 and the resultant decrease in gross profit margins for those products, any variation in the mix of product sales between quarters may result in significant variations of total gross profit margins. As a result, the Company’s quarterly operating results have fluctuated in the past and may fluctuate in the future. In addition, from time to time the Company defers sales of inventory based on worldwide prices for competing products that affect prices for the Company’s products which may affect comparable period comparisons.

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

At March 31, 2009, the Company had an unrestricted cash balance of $32.7 million, up $18.7 million from December 31, 2008. This increase was primarily due to insurance proceeds of $7.5 million, net of expenses, received during the first quarter relating to Hurricane Ike, proceeds from a grant of $2.7 million, net of fees and expenses, received from the State of Mississippi related to Hurricane Katrina, and a reduction in trade receivables of $8.9 million, offset by capital expenditures of $6.3 million and costs incurred related to the preparation for the 2009 fishing season. The Company’s annual revenues and its resulting liquidity are highly dependent on annual fish catch, production yields, selling prices for its products and inventories available for sale. While the Company’s selling prices for its products increased in 2008 over 2007 and 2006, those increases were offset by higher energy, labor and repair costs and below average fish catch attributable to adverse weather conditions mainly associated with hurricane activity experienced during the 2008 fishing season, which resulted in significantly higher per unit inventory costs. The significantly higher per unit inventory costs related to the 2008 fishing season adversely affected the Company’s first quarter 2009 earnings and are expected to negatively impact earnings for the second quarter of 2009. In addition, selling prices for the Company’s products (particularly fish oil) are likely to be lower in 2009 compared to 2008 due to general decreases in the agricultural commodities markets and these lower prices, if they continue, would be expected to negatively impact earnings in 2009.

The aggregate amount of the Company’s outstanding indebtedness at March 31, 2009 was approximately $57.1 million compared to approximately $59.0 million at December 31, 2008. The Company has a highly leveraged financial structure, limiting its financial flexibility. In particular, the Company will be required to use a portion of its cash flows to pay principal and interest on its debt, which will reduce the amount of money the Company has for operations, capital expenditures, expansion, acquisitions or general corporate or other business activities. In addition, the covenants contained in the Company’s debt agreements limit its ability to borrow money in the future for acquisitions, capital expenditures or to meet the Company’s operating expenses or other general corporate obligations. See “Risk Factors—The Company has a substantial amount of indebtedness, which may adversely affect its ability to operate its business, remain in compliance with debt covenants and make payments on its debt.”

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

•

Value of Investments - The Company sponsors a defined benefit pension plans for its employees. The market value of the investments within the employee pension plan declined by approximately 24.9% during the year ended December 31, 2008. The benefit plan assets and obligations of the Company are measured annually using a December 31 measurement date. Reductions in plan assets from investment losses resulted in an increase to the plans’ unfunded status and a decrease in shareholders’ equity upon actuarial revaluation of the plan on January 1, 2009. Changes in the value of plan assets will not have an impact on the income statement for 2009; however, reduced benefit plan assets will result in increased benefit costs in future years and may increase the amount and accelerate the timing of required future funding contributions. Depending upon market conditions, such increases could be material.

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

Source of Capital: Operations

Net cash flow provided by operating activities increased from approximately $9.5 million for the three month period ended March 31, 2008 to $16.9 million for the three month period ended March 31, 2009. The increase in operating cash flow is primarily attributable to changes in inventory, receivables, accrued liabilities and accounts payable.

Source of Capital: Debt

Net financing activities (used) provided cash of ($2.0) million and $2.2 million during the three month periods ended March 31, 2009 and 2008, respectively. The three month period ended March 31, 2009 included $2.0 million in debt principal payments. The three month period ended March 31, 2008 included $1.8 million in debt principal payments and $4.0 million in proceeds and tax effects received from stock options exercised.

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

On December 1, 2005, pursuant to the Title XI program, the FFP approved a second financing application made by the Company in the amount of $16.4 million (the “Second Approval Letter”). In May 2006, the Company submitted a $6.3 million financing request under the Second Approval Letter. The Company closed on the $6.3 financing in the first quarter of 2007. As of March 31, 2009, the Company had approximately $27.7 million of borrowings outstanding under Title XI and was in compliance with all of the covenants contained therein.

On March 26, 2007 (the “Closing Date”), the Company entered into a Credit Agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent, lender, swing line lender and letter of credit issuer, Regions Bank, Compass Bank and Farm Credit Bank of Texas (collectively, the “Lenders”). The Credit Agreement provides the Company with a $55 million senior credit facility (the “Senior Credit Facility”) consisting of (i) a 5-year revolving credit facility (the “Revolving Credit Facility”) of up to $20 million, including a $7.5 million sub-limit for the issuance of standby letters of credit and a $2.5 million sub-limit for swing line loans and (ii) a 5-year term loan (the “Term Loan”) of $35 million. The Senior Credit Facility replaced the Company’s Financing Facility, under which, as of the Closing Date, $28.7 million in principal was outstanding under a term loan, $6.5 million in principal was outstanding under revolving loans, and approximately $3.3 million in letters of credit were issued, primarily in support of worker’s compensation insurance programs. On the Closing Date, the Company drew down $35 million under the Term Loan and approximately $2.0 million under the Revolving Credit Facility, and had approximately $3.1 million issued in standby letters of credit, primarily in support of worker’s compensation insurance programs. The Senior Credit Facility is secured by a first priority lien on all of the Company’s assets, other than vessels, real estate and other assets pledged to secure loans made to the Company under the FFP. On September 29, 2008, the Credit Agreement was amended to increase the limit in the Consolidated Capital Expenditures Financial Covenant from $15 million to $21 million for the fiscal year ended 2008 with the limit returning to $15 million for any fiscal year thereafter.

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

OMEGA PROTEIN CORPORATION

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

The Company entered into interest rate swap agreements with notional amounts as indicated below that are scheduled to mature in March 2012. The swaps effectively convert all of the Company’s variable rate debt under the Term Loan to a fixed rate, without exchanging the notional value amounts.

Date of Contract	Original Notional Amount	Contracted Interest Rate	Total Liability as of March 31, 2009	Total Deferred Tax Asset as of March 31, 2009	Notional Amount as of March 31, 2009
April 4, 2007	$19,950,000	5.16%	$(1,282,300)	$436,000	$16,708,000
February 7, 2008	10,237,500	3.36%	(340,600)	115,800	8,794,000
March 19, 2008	4,436,250	2.96%	(115,400)	39,200	3,811,000

			$(1,738,300)	$591,000	$29,313,000

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

In addition to the above listed financial covenants, the Credit Agreement contains specific definitions of events which could constitute default. One such definition relates to a “cross-default” provision wherein if the Company was to default on any other credit agreement, such as Title XI debt, the Senior Credit Facility could also be considered in default

As of March 31, 2009, the Company was in compliance with all applicable financial covenants.

The Senior Credit Facility will terminate on March 26, 2012 (the “Maturity Date”). All loans and all other obligations outstanding under the Senior Credit Facility shall be payable in full on the Maturity Date. For a more detailed description of the terms and conditions of the Credit Agreement, see the Company’s Current Report on Form 8-K filed with the SEC on March 30, 2007.

As of March 31, 2009, the Company had $29.3 million outstanding under the Term Loan and approximately $2.8 million in letters of credit issued primarily in support of worker’s compensation insurance programs. As of March 31, 2009, the Company had $15.2 million available under the Revolving Credit Facility and the Company was in compliance with all of the covenants under the Senior Credit Facility. The Company has no off-balance sheet arrangements other than normal operating leases and standby letters of credit.

Use of Capital: Operations

Net investing activities provided (used) cash of $3.8 million and ($5.1) million for the three month periods ended March 31, 2009 and 2008, respectively. The Company’s investing activities consist mainly of capital expenditures for equipment purchases, replacements, vessel refurbishments, and fish oil refining processes. The Company made capital expenditures of approximately $6.3 million and $5.1 million, for the three month periods ended March 31, 2009 and 2008, respectively. The Company anticipates making an additional $8.7 million in capital expenditures during the remainder of 2009 primarily for the refurbishment of vessels and plant assets and for the repair of certain equipment. Investing activities also includes the receipt of a grant of $2.7 million, net of fees and expenses, related to the impact of Hurricane Katrina, from the State of Mississippi, and the receipt of $7.5 million in proceeds from insurance companies relating to Hurricane Ike, for the three month period ended March 31, 2009.

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

Use of Capital: Contractual Obligations

The following tables aggregate information about the Company’s contractual cash obligations and other commercial commitments (in thousands) as of March 31, 2009:

	Payments Due by Period
Contractual Cash Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years
Long Term Debt	$57,059	$8,081	$28,607	$5,104	$15,267
Capital lease obligation	1,869	318	857	694	—
Interest on long term debt and capital lease obligation	15,823	3,856	5,932	2,458	3,577
Operating lease obligations	15,408	3,213	5,766	5,205	1,224
Pension Funding	11,786	606	6,750	3,520	910
Energy Commitments (1)	16,715	16,715	—	—	—

Total Contractual Cash Obligations	$118,660	$32,789	$47,912	$16,981	$20,978

(1)	As of March 31, 2009, the Company had normal purchase commitments for energy usage of approximately $16.7 million that will be delivered in quantities expected to be used in the normal course of business during the 2009 fishing season.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

The Company is also exposed to market risk associated with natural gas and diesel prices. To partially mitigate this risk, the Company forward purchased a portion of its expected natural gas and diesel usage for 2009. Additionally, during the first quarter 2009, the Company purchased natural gas and heating oil swaps related to a portion of its expected natural gas, Bunker C and diesel usage for 2010 and Bunker C for 2011. The Company is currently exposed to market risk associated with increases in natural gas and diesel prices related to the portion not forward-purchased for 2009 and not covered by swaps for 2010 and 2011.

OMEGA PROTEIN CORPORATION

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

(b) Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting during the three-month period ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is defending various claims and litigation arising from operations which arise in the ordinary course of the Company’s business. In the opinion of management, any losses resulting from these matters will not have a material adverse affect on the Company’s results of operations, cash flows or financial position.

OMEGA PROTEIN CORPORATION

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

Risks Relating to the Company’s Business and Industry:

The Company is dependent on a single natural resource and may not be able to catch the amount of menhaden that it requires to operate profitably. The Company’s primary raw material is menhaden. The Company’s business is totally dependent on its annual menhaden harvest in ocean waters along the U.S. Atlantic and Gulf coasts. The Company’s ability to meet its raw material requirements through its annual menhaden harvest fluctuates from year to year and month to month, due to natural conditions over which the Company has no control. These natural conditions, which include varying fish population, adverse weather conditions and fish disease, may prevent the Company from catching the amount of menhaden required to operate profitably. In 2008, the Company experienced below average fish catch primarily due to adverse weather conditions relating to hurricane activity, which, in conjunction with increased cost of production, increased per unit costs that adversely impacted earnings in 2008, and are expected to adversely impact earnings in the first two quarters of 2009.

The Company’s operations are geographically concentrated in the Gulf of Mexico where they are susceptible to regional adverse weather patterns such as hurricanes. Three of the Company’s four operating plants are located in the Gulf of Mexico (two in Louisiana and one in Mississippi), a region which has historically been subject to a late summer/early fall hurricane season. The Company’s Virginia facility has in the past also at times been adversely affected by hurricanes. In September 2008, the Company’s Abbeville and Cameron, Louisiana fish processing facilities were damaged by Hurricane Ike and were non-operational immediately after the hurricane. Operations at the Abbeville fish processing facility were restored to full capacity within two weeks, and the Cameron fish processing facility was fully functional prior to the beginning of the 2009 fishing season. In addition, all three of the Company’s Gulf of Mexico plants were severely damaged within a one-month span by Hurricanes Katrina and Rita in August and September 2005. Immediately after the second hurricane, approximately 70% of the Company’s 2004 production capacity was impaired and the Company’s business, results of operations and financial condition were materially adversely affected. Additional future weather related disruptions could, if they occur, also have a material adverse

OMEGA PROTEIN CORPORATION

effect on the Company’s business, results of operations and financial condition. In addition, the Company’s costs of insurance for property damage have increased as insurers recoup losses paid and to be paid out in connection with the Katrina, Rita and Ike hurricanes by charging higher premiums.

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

One example of potentially restrictive regulation is an addendum to a fisheries management plan recommended by a regional regulatory commission in August 2005. The Commonwealth of Virginia has declined to adopt the regulatory commission’s recommended plan but has instead adopted its own restrictions whereby the Company’s Chesapeake Bay menhaden harvest are capped for a five year period at 109,020 metric tons per year. The Virginia restrictions also allow for a credit whereby any under-harvest in a particular year below the 109,020 metric ton cap would be added to increase the cap for the following year, up to a maximum of 122,740 metric tons per year. The Company supported Virginia’s proposal and voluntarily complied with its limitations in 2006. This restriction had no effect on the Company’s Chesapeake Bay harvest in 2007 and 2008 and is not expected to have a material adverse effect on the Chesapeake Bay harvest in 2009. As a result of the 2008 Chesapeake Bay’s underharvest, the 2009 Chesapeake Bay catch limit will be 122,740 metric tons.

On March 27, 2008, the Texas Parks and Wildlife Commission adopted regulations related to the menhaden reduction fishery in Texas waters which limits the Total Allowable Catch (“TAC”) to 31.5 million pounds annually. The regulations also allow for a 10% underage or overage in each year which is credited or deducted, as applicable, to the TAC in the following year.

OMEGA PROTEIN CORPORATION

The Company’s menhaden fish catch in Texas in 2008 is preliminarily estimated by the National Marine Fisheries Service to be 30.8 million pounds (approximately 15,000 metric tons), or approximately 3.5% of the Company’s total 2008 fish catch, although these figures have not yet been finalized. The limitation is not expected to have a material adverse effect on the Company’s business, results of operation or financial condition. The Texas regulations were effective at the beginning of the 2009 fishing season.

In October 2007, two bills were introduced in the U.S. House of Representatives (H.R. 3840 and H.R. 3841) by two congressmen representing portions of New Jersey and Maryland, areas where the Company has no operations. These two congressmen were not re-elected in November 2008 and the bills never moved out of committee, nor was any vote ever taken on the bills. The bills, if enacted, would have effectively prohibited commercial fishing for Atlantic menhaden for reduction purposes in inland, state and federal waters along the Atlantic coast. The Company believed that the bills were premised on inaccurate assumptions and depictions of facts about the menhaden resource which the National Marine Fisheries Service continues to classify as healthy and not overfished. The bills would have also supplanted decades of fisheries management previously undertaken by the Atlantic States Marine Fisheries Commission and the National Marine Fisheries Service. The enactment of either of the bills, or any restrictions similar to those described in the bills, would have a material adverse effect on the Company’s business, results of operations and financial condition.

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

Worldwide supply and demand relationships, which are beyond the Company’s control, influence the prices that the Company receives for many of its products and may from time to time result in low prices for many of the Company’s products. Prices for many of the Company’s products are subject to, or influenced by, worldwide supply and demand relationships over which the Company has no control and which tend to fluctuate to a significant extent over the course of a year and from year to year. For example, during 2008, the Company experienced fish oil price increases of approximately 73.4% when compared to 2007. Beginning in the third quarter of 2008, pricing in the agricultural commodity markets began to decrease. Spot fish oil and fish meal prices have followed these general trends during the second half of 2008 and into the first quarter of 2009. The factors that influence these supply and demand relationships are world supplies of fish meal made from other fish species, animal proteins and fats, palm oil, rapeseed oil, soy meal and oil, and other edible oils.

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

OMEGA PROTEIN CORPORATION

Risks Relating to the Company’s Ongoing Operations:

The Company has a substantial amount of indebtedness, which may adversely affect its ability to operate its business, remain in compliance with debt covenants and make payments on its debt. As of March 31, 2009, the aggregate amount of the Company’s outstanding indebtedness under its Senior Credit Facility and its loan agreements under the Title XI Fisheries Finance Program was approximately $57.1 million. The Company’s outstanding indebtedness could have important consequences for you, including the following:

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

OMEGA PROTEIN CORPORATION

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

OMEGA PROTEIN CORPORATION

be owned by U.S. citizens. If the Company fails to observe any of these requirements, the Company will not be eligible to conduct its harvesting activities in U.S. jurisdictional waters which would have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company may not be able to recruit, train and retain qualified marine personnel in sufficient numbers. The Company’s business is dependent on its ability to recruit, train and retain qualified marine personnel in sufficient numbers such as vessel captains, vessel engineers and other crew members. The Company has experienced difficulty in recent years in recruiting its optimal number of employees. To the extent that the Company is not successful in recruiting, training and retaining employees in sufficient numbers, its productivity may suffer. If the Company were unable to secure a sufficient number of workers during periods of peak employment, the lack of personnel could have an adverse effect on the Company’s business, results of operations and financial condition. The impact of Hurricanes Katrina, Rita and Ike has exacerbated the difficulties of recruiting and retaining qualified marine personnel in the Gulf Coast area.

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

The U.S. Congress has not re-authorized the Save Our Small and Seasonal Business Act amendment to the H2B visa program which would allow returning H2B workers from certain prior years from being counted against the H2B visa program’s annual 66,000 visa cap. Because of the relatively low visa cap number, the Company has not received its historical allotment of H2B workers for the 2009 fishing season. Accordingly, the Company is utilizing all domestic workers for its 2009 fishing season. The Company has changed its recruiting programs to replace H2B workers, including raising certain wage scales, implementing sign-on bonuses for certain positions, offering referral fees for qualified workers, and other benefits, all of which have resulted in additional costs for the Company. In addition, some of the newly hired domestic workers have not worked in the menhaden fishing business prior to working for the Company, unlike many H2B workers who typically return year after year with the benefits of their training and experience. These newer inexperienced workers have resulted in increased training costs and will likely lower productivity for the Company’s operations.

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

Investment Risks. Investment risks specifically related to the Company’s common stock include:

The current financial crisis and deteriorating economic conditions may have material adverse impacts on our business and financial condition that we currently cannot predict. As widely reported, economic conditions in the United States and globally have been deteriorating. Financial markets in the United States, Europe and Asia have been experiencing a period of unprecedented turmoil and upheaval characterized by extreme volatility and declines in security prices, severely diminished liquidity and credit availability, inability

OMEGA PROTEIN CORPORATION

to access capital markets, the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States federal government and other governments. Unemployment has risen while business and consumer confidence have declined and there are fears of a prolonged recession. Although we cannot predict the impacts on us of the deteriorating economic conditions, they could materially adversely affect our business and financial condition.

For example:

•	the demand for fishmeal and oil may decline due to the deteriorating economic conditions which could negatively impact the revenues, margins and profitability of our business;

•	we may be unable to obtain adequate funding under the Senior Credit Facility due to lending counterparties being unwilling or unable to meet their funding obligations;

•	the tightening of credit or lack of credit availability to our customers could adversely affect our ability to collect our trade receivables;

•	our ability to access the capital markets may be restricted at a time when we would like, or need, to raise capital for our business including for capital expenditures or acquisitions;

•	changes in the value of plan assets for our defined benefit plan may result in increased benefit costs and may increase the amount and accelerate the timing of required future contributions; or

•	our commodity hedging arrangements could become ineffective if our counterparties are unable to perform their obligations or seek bankruptcy protection.

The limited liquidity for the Company’s common stock could affect your ability to sell your shares at a satisfactory price. The Company’s common stock is relatively illiquid. As of March 31, 2009, the Company had approximately 18.7 million shares of common stock outstanding. The average daily trading volume in the common stock during the prior 60 calendar days ending on that date was approximately 127,200 shares. A more active public market for the Company’s common stock, however, may not develop, which would continue to adversely affect the trading price and liquidity of the common stock. Moreover, a thin trading market for the common stock causes the market price for the common stock to fluctuate significantly more than the stock market as a whole. Without a large float, the Company’s common stock is less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of the common stock may be more volatile. In addition, in the absence of an active public trading market, you may be unable to liquidate your investment in the Company at a satisfactory price.

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

OMEGA PROTEIN CORPORATION

The number of shares of the Company’s common stock eligible for future sale could adversely affect the market price of its stock. The Company had outstanding options to purchase approximately 1.2 million shares of its common stock with a weighted average exercise price of $5.55 per share as of March 31, 2009. These shares of common stock are registered for resale on currently effective registration statements. Certain of the Company’s officers and directors have, from time to time, entered into Rule 10b5-1 sales plans with brokers unaffiliated with the Company whereby they have committed to sell automatically and without discretion a predetermined number of shares of the Company’s common stock over a period of time according to their own individual criteria. The issuance of a significant number of shares of common stock upon the exercise of stock options, or the availability for sale, or sale, of a substantial number of the shares of common stock eligible for future sale under effective registration statements, under Rule 144 or otherwise, could adversely affect the market price of the common stock.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

OMEGA PROTEIN CORPORATION

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.	Description of Exhibit
10.1*	Amendment to Employment Agreement between the Company and Thomas R. Wittman dated January 20, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 21, 2009).

10.2*	Employment Agreement dated February 3, 2009 between the Company and Joseph E. Kadi (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 5, 2009).

31.1	Rule 13a-14(a)/15d-14(a) Certification for Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification for Chief Financial Officer.

32.1	Section 1350 Certification for Chief Executive Officer.

32.2	Section 1350 Certification for Chief Financial Officer.

*	Incorporated by reference

OMEGA PROTEIN CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMEGA PROTEIN CORPORATION
(Registrant)

May 7, 2009	By:	/s/ ROBERT W. STOCKTON
(Executive Vice President, Chief Financial Officer)