Form 10-Q
period 2009-06-30
OMEGA PROTEIN CORP
filed 2009-08-06
CIK 1053650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Number of shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, on August 6, 2009: 18,712,096.

OMEGA PROTEIN CORPORATION

PART I. FINANCIAL INFORMATION

OMEGA PROTEIN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

(Dollars in thousands, except per share amounts)

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements and Notes

	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$26,357	$13,995
Receivables, net	18,416	33,455
Inventories	68,447	74,676
Deferred tax asset, net	1,183	101
Prepaid expenses and other current assets	3,267	1,438

Total current assets	117,670	123,665

Other assets, net	1,766	2,735
Energy swap asset, net of current portion	656	—
Property, plant and equipment, net	112,570	106,181

Total assets	$232,662	$232,581

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$8,425	$7,697
Current portion of capital lease obligation	334	302
Accounts payable	2,175	2,507
Accrued liabilities	19,724	16,347

Total current liabilities	30,658	26,853

Long-term debt, net of current maturities	46,410	51,312
Capital lease obligation, net of current portion	1,463	1,634
Interest rate swap liability, net of current portion	527	959
Deferred tax liability, net	4,405	3,005
Pension liabilities, net	9,279	9,261

Total liabilities	92,742	93,024

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 authorized shares; none issued	—	—
Common Stock, $0.01 par value; 80,000,000 authorized shares; 18,712,096 shares issued and outstanding at June 30, 2009 and December 31, 2008	187	187
Capital in excess of par value	114,313	114,008
Retained earnings	34,818	36,011
Accumulated other comprehensive loss	(9,398)	(10,649)

Total stockholders’ equity	139,920	139,557

Total liabilities and stockholders’ equity	$232,662	$232,581

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OMEGA PROTEIN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues	$41,755	$47,128	$71,908	$83,237
Cost of sales	42,257	31,202	66,589	59,053

Gross (loss) profit	(502)	15,926	5,319	24,184

Selling, general, and administrative expense	3,107	3,988	6,513	7,663
Research and development expense	325	332	682	650
(Gain) loss resulting from natural disaster, net - 2008	(14)	—	393	—
Insurance recoveries and other proceeds relating to natural disaster, net - 2005	—	—	(2,656)	—
Loss (gain) on disposal of assets	16	(32)	(2)	185

Operating (loss) income	(3,936)	11,638	389	15,686
Interest income	49	145	132	299

Interest expense	(878)	(986)	(1,777)	(2,197)
Other expense, net	(120)	(68)	(214)	(124)

(Loss) income before income taxes	(4,885)	10,729	(1,470)	13,664

(Benefit) provision for income taxes	(1,593)	4,019	(277)	5,042

Net (loss) income	(3,292)	6,710	(1,193)	8,622

Other comprehensive income (loss):

Foreign currency translation adjustment, net of tax expense of $13, $0, $13 and $0, respectively	25	—	25	—
Energy swap adjustment, net of tax expense of $405, $0, $282 and $0, respectively	788	—	548	—

Interest rate swap adjustment, net of tax expense of $101, $325, $141, and $82, respectively	194	632	274	160
Pension benefits adjustment, net of tax expense of $104, $66, $208, and $132, respectively	201	127	404	255

Comprehensive (loss) income	$(2,084)	$7,469	$58	$9,037

Basic (loss) earnings per share	$(0.18)	$0.37	$(0.06)	$0.48

Weighted average common shares outstanding	18,712	18,328	18,712	17,925

Diluted (loss) earnings per share	$(0.18)	$0.36	$(0.06)	$0.47

Weighted average common shares and potential common share equivalents outstanding	18,712	18,703	18,712	18,358

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OMEGA PROTEIN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in thousands, except per share amounts)

	Six Months Ended June 30,
	2009	2008
Cash flow provided by (used in) operating activities:
Net (loss) income	$(1,193)	$8,622
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	6,630	6,439
Loss resulting from natural disaster, net - 2008	273	—
Insurance recoveries and other proceeds relating to natural disaster, net - 2005	(2,656)	—
Gain on disposal of assets, net	(2)	185
Provisions for losses on receivables	24	24
Share based compensation	305	141
Deferred income taxes	(105)	1,135
Changes in assets and liabilities:
Receivables	7,515	(5,264)
Inventories	6,229	(5,887)
Prepaid expenses and other current assets	(1,655)	(974)
Other assets	315	(1,288)
Accounts payable	(332)	1,099
Accrued liabilities	3,360	6,738
Pension liability, net	422	(739)

Total adjustments	20,323	1,609

Net cash provided by operating activities	19,130	10,231

Cash flow (used in) provided by investing activities:
Proceeds from disposition of assets	39	94
Proceeds from insurance companies and grant, hurricanes	10,156	—
Capital expenditures	(12,675)	(12,798)

Net cash used in investing activities	(2,480)	(12,704)

Cash flow (used in) provided by financing activities:
Principal payments of long-term debt	(4,174)	(3,184)
Principal payments of capital lease obligation	(139)	(11)
Proceeds from stock options exercised	—	8,248
Tax effect of stock options exercised	—	1,941

Net cash (used in) provided by financing activities	(4,313)	6,994

Effect of exchange rate changes on cash and cash equivalents	25	—

Net increase in cash and cash equivalents	12,362	4,521
Cash and cash equivalents at beginning of year	13,995	19,292

Cash and cash equivalents at end of period	$26,357	$23,813

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OMEGA PROTEIN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars and shares in thousands)

	Common Stock		Capital Excess of	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Par Value	Earnings	Loss	Equity

Balance at December 31, 2008	18,712	$187	$114,008	$36,011	$(10,649)	$139,557
Share based compensation expense	—	—	305	—	—	305
Comprehensive income:
Net loss	—	—	—	(1,193)	—	(1,193)
Other comprehensive income (loss):

Foreign Currency Translation adjustment, net of tax expense of $13	—	—	—	—	25	25
Energy swap adjustment, net of tax expense of $282	—	—	—	—	548	548

Interest rate swap adjustment, net of tax expense of $141	—	—	—	—	274	274
Pension benefits adjustment, net of tax expense of $208	—	—	—	—	404	404

Total comprehensive income (loss)				(1,193)	1,251	58

Balance at June 30, 2009	18,712	$187	$114,313	$34,818	$(9,398)	$139,920

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Significant Accounting Policies
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

In the opinion of management the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the Company’s consolidated financial position as of June 30, 2009, and the results of its operations for the three and six month periods ended June 30, 2009 and 2008 and its cash flows for the six month periods ended June 30, 2009 and 2008. Operating results are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

The Company maintains insurance coverage for a variety of these damages, most notably property, inventory, vessel and business interruption insurance. The nature and extent of the insurance coverage varies by line of policy and the Company has received $10.2 million from these various policies as of June 30, 2009.

2005 Hurricane Activity

On August 29, 2005, the Company’s Moss Point, Mississippi fish processing facility and adjacent shipyard were severely damaged by Hurricane Katrina. On September 25, 2005, the Company’s Cameron and Abbeville, Louisiana fish processing facilities were also severely damaged by Hurricane Rita.

On August 31, 2007, the Company filed a lawsuit in the District Court of Harris, Texas 295th Judicial District, against its prior insurance broker, Aon Risk Services of Texas, who procured the Company’s property insurance policies for the 2005/2006 policy year, which were the subject of prior litigation as a result of claims relating to Hurricanes Rita and Katrina. The Company’s lawsuit against Aon alleges negligent procurement, negligent misrepresentation, breach of contract and violations of Texas insurance and consumer protection laws. Trial has currently been set for this matter for October 2009 but it is possible that the trial date may be delayed.

During 2008, the Company received a grant of $1.3 million, net of fees and expenses, from the Louisiana Department of Wildlife and Fisheries which was recognized as “Insurance recoveries and other proceeds related to natural disaster, net – 2005” in the Consolidated Statement of Operations for the year ended December 31, 2008. The grant provides assistance for commercial fishing owners impacted by Hurricanes Katrina and Rita in 2005. During the six month period ended June 30, 2009, the Company received a similar grant related to the impact of Hurricane Katrina of $2.7 million, net of fees and expenses, from the State of Mississippi. The Mississippi grant was recognized as “Insurance recoveries and other proceeds relating to natural disaster, net – 2005” in the Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income for the six months ended June 30, 2009.

Revenue Recognition

The Company generates revenue principally from the sales of a variety of protein and oil products derived from menhaden. The Company recognizes revenue for the sale of its products when title and rewards of ownership to its products are transferred to the customer.

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

The Company is primarily self-insured for health insurance. The Company purchases individual stop loss coverage with a large deductible. As a result, the Company is primarily self-insured for claims and associated costs up to the amount of the deductible, with claims in excess of the deductible amount being covered by insurance. Expected claims estimates are based on health care rate trends and historical claims data; actual claims may differ from those estimates. The Company evaluates its claims experience related to this coverage with information obtained from its risk management consultants.

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

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

For the three and six months ended June 30, 2008, the Company recorded gains of $59,000 and $29,000, respectively, related to the change in fair value of the call options in its unallocated inventory cost pool. The Company did not purchase any natural gas call options in the six months ended June 30, 2009. See Note 13 – Fair Value Disclosures for additional information.

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

Date of Contract	Original Notional Amount	Contracted Interest Rate	Total Swap Liability as of June 30, 2009	Total Deferred Tax Asset as of June 30, 2009	Notional Amount as of June 30, 2009
April 4, 2007	$19,950,000	5.16%	$(1,079,800)	$367,100	$15,960,000
February 7, 2008	10,237,500	3.36%	(272,800)	92,800	8,400,000
March 19, 2008	4,436,250	2.96%	(89,800)	30,500	3,640,000

			$(1,442,400)	$490,400	$28,000,000

As of June 30, 2009 and December 31, 2008, the Company has recorded a long-term liability of $526,500 and $958,700, respectively, net of the current portion of $915,900 and $899,700, respectively, to recognize the fair value of interest rate derivatives, and has also recorded a deferred tax asset of $490,400 and $631,800, respectively associated therewith. The change in fair value from inception to June 30, 2009 is recorded in “accumulated other comprehensive loss” in the Company’s consolidated financial statements. The following table illustrates the changes recorded, net of tax, in accumulated other comprehensive loss resulting from the interest rate swap agreements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)
Beginning balance	$(1,146)	$(914)	$(1,226)	$(442)
Net gain (loss), net of tax, reclassified into earnings	(152)	(94)	(298)	(85)
Net change associated with current period swap transactions, net of tax	346	726	572	245

Ending balance	$(952)	$(282)	$(952)	$(282)

The $952,000 reported in accumulated other comprehensive loss as of June 30, 2009 will be reclassified to earnings, through “interest expense”, on a quarterly basis through 2012, when the interest rate swaps expire. The amount to be reclassified to earnings, net of taxes, during the next 12 months is expected to be approximately $604,500.

If, at any time, the swaps are determined to be ineffective, in whole or in part, due to changes in the interest rate swaps or underlying debt agreements, the fair value of the portion of the interest rate swaps determined to be ineffective will be recognized as gain or loss in “interest expense” in the statement of operations for the applicable period. See Note 13 – Fair Value Disclosures for additional information.

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

Energy Swap	Consumption Period	Quantity	Price Per Unit	Energy Swap Asset/(Liability) as of June 30, 2009	Deferred Tax Liability as of June 30, 2009

Diesel - NYMEX Heating Oil Swap	April – October, 2010	2,158,000 Gallons	$1.86	$464,000	$157,800

Natural Gas - NYMEX Natural Gas Swap	April – October, 2010	269,000 MMBTUs	$6.42	(123,700)	(42,100)

Bunker C - Platts Calendar Avg NY Swap	June - November, 2010	1,281,000 Gallons	$1.52	364,800	124,000

Diesel - NYMEX Heating Oil Swap	April - October, 2011	1,079,000 Gallons	$2.01	217,400	73,900

Bunker C - Platts Calendar Avg NY Swap	June - November, 2011	672,000 Gallons	$1.77	(92,500)	(31,400)

				$830,000	$282,200

As of June 30, 2009 and December 31, 2008, the Company has recorded a long-term asset of $656,200 and $0, respectively, net of the current portion of $173,800 and $0, to recognize the fair value of energy swap derivatives, and has also recorded a deferred tax liability of $282,200 and $0, respectively, associated therewith. The effective portion of the change in fair value from inception to June 30, 2009 is recorded in “accumulated other comprehensive loss” in the Company’s consolidated financial statements. The following table illustrates the changes recorded, net of tax, in accumulated other comprehensive loss resulting from the energy swap agreements.

	Three Months Ended	Six Months Ended
	June 30, 2009
	(in thousands)
Beginning balance	$(240)	$—
Net gain (loss), net of tax, reclassified to earnings	—	—
Net change associated with current period swap transactions, net of tax	788	548

Ending balance	$548	$548

The $547,800 reported in accumulated other comprehensive loss as of June 30, 2009 will be reclassified to “inventory” in the period when the energy consumption takes place. The amount to be reclassified to inventory, net of taxes, during the next 12 months is expected to be approximately $114,700.

If, at any time, the swaps are determined to be ineffective, in whole or in part, due to changes in the Company’s energy usage or underlying hedge agreements, the fair value of the portion of the energy swaps determined to be ineffective will be recognized as gain or loss in “cost of sales” in the statement of operations for the applicable period. See Note 13 – Fair Value Disclosures for additional information.

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

Income Taxes

The Company utilizes the liability method to account for income taxes. This method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of existing temporary differences between the financial reporting and tax reporting basis of assets and liabilities, and operating loss and tax credits carryforwards for tax purposes. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. The Company believes that the deferred tax assets recorded as of June 30, 2009 are realizable through future reversals of existing taxable temporary differences and future taxable income. If the Company were to subsequently determine that it would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to deferred tax assets would increase earnings for the period in which such determination was made. The Company will continue to assess the adequacy of the valuation allowance on a quarterly basis. Any changes to the estimated valuation allowance could be material to the consolidated financial condition and results of operations.

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

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Interest is capitalized only during the period of time required to complete and prepare the asset for its intended use. For the three and six month periods ended June 30, 2009 and 2008, the Company capitalized interest of approximately $156,100, $74,200, $314,600 and $128,200, respectively.

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

Accumulated Comprehensive Loss

The components of accumulated other comprehensive loss included in shareholder’s equity are as follows:

	June 30, 2009	December 31, 2008
	(in thousands)
Cumulative Translation Adjustments, net of tax benefit of $0 and $13 as of June 30, 2009 and December 31, 2008	$—	$(25)

Fair Value of Energy Swaps, net of tax expense of $282 as of June 30, 2009 and $0 as of December 31, 2008	548	—

Fair Value of Interest Rate Swaps, net of tax benefit of $490 as of June 30, 2009 and $632 as of December 31, 2008	(952)	(1,226)

Pension Benefits Adjustments, net of tax benefit of $4,633 as of June 30, 2009 and $4,842 as of December 31, 2008	(8,994)	(9,398)

Accumulated Other Comprehensive Loss	$(9,398)	$(10,649)

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

At June 30, 2009 and December 31, 2008, the Company had cash deposits concentrated primarily in one major bank. In addition, the Company had commercial quality grade investments A2P2 rated or better with companies and financial institutions. The Company believes that credit risk in such investments is minimal.

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

In December 2008, FASB Staff Position No. SFAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP SFAS 132(R)-1”) was issued. FSP SFAS 132(R)-1 amends FASB Statement No. 132 by requiring additional disclosures about plan assets of a defined benefit pension or other postretirement plan, how investment allocation decisions are made, and the fair value of each major category of plan assets as of each annual reporting date for which a statement of financial position is presented. Additionally, FSP SFAS 132(R)-1 requires disclosures about significant concentrations of risk in plan assets. FSP SFAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Company is currently evaluating the impact, if any, the adoption of FSP SFAS 132(R)-1 will have on its disclosures.

In April 2009, FASB Staff Position No. SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP SFAS 107-1 and APB 28-1”) was issued. FSP SFAS 107-1 and APB 28-1 require companies to disclose the fair value of financial instruments within interim financial statements, adding to the current requirement to provide those disclosures annually. This FSP is effective for interim reporting periods ending after June 15, 2009. The Company’s adoption of SFAS 107-1 and APB 28-1, effective April 1, 2009, did not have a material impact on the Company’s consolidated results of operations, financial position and related disclosures. See Note 13 – Fair Value Disclosures for additional information.

In May 2009, FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). This statement does not apply to subsequent events or transactions that are within the scope of other applicable generally accepted accounting principles that provide different guidance on the accounting treatment for subsequent events or transactions. SFAS No. 165 applies to both interim and annual financial statements ending after June 15, 2009, which corresponds to the Company’s second quarter of fiscal year 2009, and should not result in significant changes in the subsequent events that are reported. SFAS No. 165 introduces the concept of financial statements being available to be issued. It requires the disclosure of the date through which a Company has evaluated subsequent events and the basis for that date and whether that date represents the date the financial statements were issued or were available to be issued. SFAS No. 165 should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The Company’s adoption of SFAS 165, effective April 1, 2009, did not have a material impact on the Company’s consolidated results of operations, financial position and related disclosures. The Company has assessed and disclosed reportable subsequent events, if any, as of August 6, 2009 with the issuance of its Unaudited Condensed Consolidated Financial Statements for the quarterly period ended June 30, 2009.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

In June 2009, FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Effective for financial statements issued for interim and annual periods ending after September 15, 2009, the Codification supersedes all then-existing non-SEC accounting and reporting standards. While the Codification does not change GAAP, it introduces a new structure—one that is organized in an easily accessible, online research system. The Company does not believe the adoption of SFAS No. 168 will have a material impact on its consolidated financial statements.

Stock-Based Compensation

The Company has a stock-based compensation plan, which is described in more detail in Note 12 to the consolidated financial statements of the Company’s Form 10-K for the fiscal year ended December 31, 2008. Net loss for the three and six months ended June 30, 2009 and 2008 includes $155,000, $160,000, $305,000 and $214,000 ($102,000, $106,000, $201,000 and $141,000 after-tax), respectively, of share-based compensation costs which are included in selling, general and administrative expenses in the condensed consolidated statement of operations and comprehensive income. As of June 30, 2009, there was $1,585,200 ($1,046,200 after-tax) of total unrecognized compensation costs related to nonvested share-based compensation that is expected to be recognized over a weighted-average period of 2.4 years, of which $461,000 ($304,300 after-tax) of total share-based compensation is expected to be recognized during the remainder of fiscal year 2009.

Note 2. Receivables, net

Receivables as of June 30, 2009 and December 31, 2008 are summarized as follows:

	June 30, 2009	December 31, 2008
	(in thousands)
Trade	$15,859	$22,802
Insurance	166	8,139
Employee	60	11
Income tax	2,404	2,653
Other	86	15

Total receivables	18,575	33,620
Less: allowance for doubtful accounts	(159)	(165)

Receivables, net	$18,416	$33,455

As a result of Hurricane Ike (see Note 12 – Hurricane Losses, Insurance Recoveries and Other Proceeds), the Company sustained damage to its Abbeville and Cameron, Louisiana fish processing facilities. During 2008, the Company recorded a hurricane related insurance receivable of $10.0 million, of which $7.5 million was receivable as of December 31, 2008. During the six month period ended June 30, 2009, the Company received the remaining $7.5 million in settlement of the claim.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Note 3. Inventory

The major classes of inventory as of June 30, 2009 and December 31, 2008 are summarized as follows:

	June 30, 2009	December 31, 2008
	(in thousands)
Fish meal	$20,322	$38,115
Fish oil	8,648	22,927
Fish solubles	1,928	1,073
Unallocated inventory cost pool (including off-season costs)	30,921	6,407
Other materials & supplies	6,628	6,154

Total inventory	$68,447	$74,676

Inventory at June 30, 2009 and December 31, 2008 is stated at the lower of cost or market. The elements of unallocated inventory cost pool include plant and vessel related labor, utilities, rent, repairs and depreciation, to be allocated to inventories produced through the remainder of the 2009 fishing season.

As a result of Hurricane Ike, the Company sustained additional previously unrecognized damage to its Cameron, Louisiana materials and supplies inventory. The Company recognized $0 and $33,000 material and supply write-offs for the three and six months ended June 30, 2009, respectively. See Note 12 – Hurricane Losses, Insurance Recoveries and Other Proceeds.

Note 4. Other Assets

Other assets as of June 30, 2009 and December 31, 2008 are summarized as follows:

	June 30, 2009	December 31, 2008
	(in thousands)
Fish nets, net of accumulated amortization of $2,539 and $2,213	$963	$1,192
Insurance receivable, net of allowance for doubtful accounts	—	640
Title XI loan origination fee	301	316
Other debt issuance costs	425	510
Deposits and other	77	77

Total other assets, net	$1,766	$2,735

Amortization expense for fishing nets amounted to approximately $277,000, $251,000, $553,000 and $501,000 for the three and six months ended June 30, 2009 and 2008, respectively.

The Company carries insurance for certain losses relating to its vessels and Jones Act liability for employees aboard its vessels (collectively, “Vessel Claims Insurance”). The typical Vessel Claims Insurance policy contains an annual aggregate deductible (“AAD”) for which the Company remains responsible, while the insurance carrier is responsible for all applicable amounts which exceed the AAD. It is the Company’s policy to accrue current amounts due and record amounts paid out on each claim. Once payments exceed the AAD, the Company records an insurance receivable for a given policy year, net of allowance for doubtful accounts. As of June 30, 2009 and December 31, 2008, the allowance for doubtful insurance receivable accounts was $2.0 million.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Note 5. Property, Plant and Equipment, net

Property, plant and equipment, net at June 30, 2009 and December 31, 2008 are summarized as follows:

	June 30, 2009	December 31, 2008
	(in thousands)
Land	$7,690	$7,690
Plant assets	108,732	105,150
Fishing vessels	104,731	99,655
Furniture and fixtures	5,677	5,643
Construction in progress	15,930	12,662

Total property and equipment	242,760	230,800
Less: accumulated depreciation and impairment	(130,190)	(124,619)

Property, plant and equipment, net	$112,570	$106,181

Depreciation expense for the three and six months ended June 30, 2009 and 2008 was $3.0 million, $2.9 million, $6.0 million and $5.8 million, respectively.

As a result of Hurricane Ike, the Company sustained additional previously unrecognized damage to its property and equipment at its Abbeville and Cameron, Louisiana fish processing facilities. The Company recognized a $14,000 gain and $273,000 loss on the involuntary conversion of damaged property and equipment related to plant assets in the three and six month periods ended June 30, 2009, respectively. See Note 12 – Hurricane Losses, Insurance Recovery and Other Proceeds.

Note 6. Notes Payable and Long-Term Debt

At June 30, 2009 and December 31, 2008, the Company’s long-term debt consisted of the following:

	June 30, 2009	December 31, 2008
	(in thousands)
U.S. government guaranteed obligations (Title XI loans) collateralized by a first lien on certain vessels and certain plant assets:
Amounts due in installments through 2022, interest from 6.49% to 7.6%	$26,620	$28,148
Amounts due in installments through 2014, interest at Eurodollar rates plus 0.45% (1.7% and 4.21% at June 30, 2009 and December 31, 2008, respectively)	215	236
Bank of America term loan, quarterly principal payments as defined, interest payable quarterly based on LIBOR plus an applicable rate (2.6% and 3.46% as of June 30, 2009 and December 31, 2008, respectively) maturing March 2012	28,000	30,625

Total debt	54,835	59,009
Less current maturities	(8,425)	(7,697)

Long-term debt	$46,410	$51,312

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

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

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

On December 1, 2005, pursuant to the Title XI program, the FFP approved a second financing application made by the Company in the amount of $16.4 million (the “Second Approval Letter”). In May 2006, the Company submitted a $6.3 million financing request under the Second Approval Letter. The Company closed on the $6.3 million FFP loan in the first quarter of 2007. As of June 30, 2009, the Company had approximately $26.8 million of borrowings outstanding under Title XI and was in compliance with all of the covenants contained therein.

On March 26, 2007 (the “Closing Date”), the Company entered into a Credit Agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent, lender, swing line lender and letter of credit issuer, Regions Bank, Compass Bank and Farm Credit Bank of Texas (collectively, the “Lenders”). The Credit Agreement provides the Company with a $55 million senior credit facility (the “Senior Credit Facility”) consisting of (i) a 5-year revolving credit facility (the “Revolving Credit Facility”) of up to $20 million, including a $7.5 million sub-limit for the issuance of standby letters of credit and a $2.5 million sub-limit for swing line loans and (ii) a 5-year term loan (the “Term Loan”) of $35 million. The Senior Credit Facility replaced the Company’s prior credit facility, under which, as of the Closing Date, $28.7 million in principal was outstanding under a term loan and $6.5 million in principal was outstanding under revolving loans, and approximately $3.3 million in letters of credit were issued, primarily in support of worker’s compensation insurance programs. On the Closing Date, the Company drew down $35 million under the Term Loan and approximately $2.0 million under the Revolving Credit Facility, and had approximately $3.1 million issued in standby letters of credit, primarily in support of worker’s compensation insurance programs. The Senior Credit Facility is secured by a first priority lien on all of the Company’s assets, other than vessels, real estate and other assets pledged to secure loans made to the Company under the FFP. On September 29, 2008, the Credit Agreement was amended to increase the limit in the Consolidated Capital Expenditures Covenant from $15 million to $21 million for the fiscal year ended 2008 with the limit returning to $15 million for any year thereafter.

As of June 30, 2009, the Company had $28.0 million outstanding under the Term Loan and $2.8 million in letters of credit issued primarily in support of worker’s compensation insurance programs.

Note 7. Capital Lease Obligation

On May 29, 2008 and July 10, 2008, the Company entered into capital lease agreements to lease barges for a period of 5 years. Following is a summary of future minimum payments under the capitalized lease agreements (in thousands):

Remainder of 2009	$270
2010	551
2011	578
2012	609
2013	291

Total minimum lease payments	2,299
Less amount representing interest	(502)

Present value of minimum payments	1,797
Less current portion of capital lease obligation	(334)

Long-term capital lease obligation	$1,463

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

As of June 30, 2009, assets recorded under capital lease obligations are included in Property, Plant and Equipment, net as follows (in thousands):

	June 30, 2009	December 31 2008
Fishing vessels and marine equipment, at cost	$2,076	$2,076
Less accumulated depreciation	(432)	(225)

Property, plant and equipment, net	$1,644	$1,851

Note 8. Accrued Liabilities

Accrued liabilities as of June 30, 2009 and December 31, 2008 are summarized as follows:

	June 30, 2009	December 31, 2008
	(in thousands)
Salary and benefits	$5,043	$3,628
Insurance	5,777	4,831
Taxes, other than income tax	921	177
Trade creditors	6,241	5,942
Fair market value of interest rate swap, current portion	916	899
Other	826	870

Total accrued liabilities	$19,724	$16,347

Note 9. Commitments and Contingencies

Contract Commitments

As of June 30, 2009, the Company has entered into normal purchase commitments of physical deliveries of approximately $11.9 million to purchase energy for a portion of the remaining 2009 fishing season.

	Volume	Contract Price	Total Commitment
Natural gas (per MMBTU)	332,555	$8.93	$2,969,000
Bunker C (per gallon)	1,680,000	1.70	2,864,000
Diesel (per gallon)	2,045,836	2.99	6,105,000

Total			$11,938,000

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

Note 10. Reconciliation of Basic and Diluted Per Share Data (in thousands except per share data)

	Earnings (Numerator)	Shares (Denominator)	Per Share Data
Three Months Ended June 30, 2009
Net loss	$(3,292)	—

Basic loss per common share:
Earnings available to common shareholders	$(3,292)	18,712	$(0.18)

Effect of dilutive securities:
Stock options assumed exercised	—	—

Diluted loss per common share:
Earnings available to common shareholders plus stock options assumed exercised	$(3,292)	18,712	$(0.18)

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

	Earnings (Numerator)	Shares (Denominator)	Per Share Data
Three Months Ended June 30, 2008
Net earnings	$6,710	—

Basic earnings per common share:
Earnings available to common shareholders	$6,710	18,328	$0.37

Effect of dilutive securities:
Stock options assumed exercised	—	375

Diluted earnings per common share:
Earnings available to common shareholders plus stock options assumed exercised	$6,710	18,703	$0.36

	Earnings (Numerator)	Shares (Denominator)	Per Share Data
Six Months Ended June 30, 2009
Net loss	$(1,193)	—

Basic loss per common share:
Earnings available to common shareholders	$(1,193)	18,712	$(0.06)

Effect of dilutive securities:
Stock options assumed exercised	—	—

Diluted loss per common share:
Earnings available to common shareholders plus stock options assumed exercised	$(1,193)	18,712	$(0.06)

	Earnings (Numerator)	Shares (Denominator)	Per Share Data
Six Months Ended June 30, 2008
Net earnings	$8,622	—

Basic earnings per common share:
Earnings available to common shareholders	$8,622	17,925	$0.48

Effect of dilutive securities:
Stock options assumed exercised	—	433

Diluted earnings per common share:
Earnings available to common shareholders plus stock options assumed exercised	$8,622	18,358	$0.47

Options to purchase 1,284,918 shares of common stock at exercise prices ranging from $1.65 to $15.88 per share were outstanding during the three and six months ended June 30, 2009 but were not included in the computation of diluted earnings per share because inclusion of these shares would have been antidilutive.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Options to purchase 123,400 and 1,192,600 shares of common stock at exercise prices ranging from $13.41 to $17.25 and $12.38 to $17.25 per share were outstanding during the three and six months ended June 30, 2008, respectively, but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the shares during that period.

Note 11. Components of Net Periodic Benefit Cost

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)
Service cost	$—	$—	$—	$—

Interest cost	363	376	726	752
Expected return on plan assets	(253)	(401)	(506)	(802)
Amortization of prior service costs	—	—	—	—
Amortization of net loss	306	194	612	388

Net periodic pension cost	$416	$169	$832	$338

For the six months ended June 30, 2009 and 2008, the Company made approximately $0.2 million and $0.9 million, respectively, in contributions to the Company’s pension plan. The Company expects to make contributions of $0.4 million to the pension plan during the remainder of 2009.

Note 12. Hurricane Losses, Insurance Recoveries and Other Proceeds

2008 Hurricane

On September 13, 2008, the Company’s Abbeville and Cameron, Louisiana fish processing facilities were damaged by Hurricane Ike. For the three and six month periods ending June 30, 2009, the following amounts have been recognized in the Company’s statement of operations:

	Three Months Ended	Six Months Ended
	June 30, 2009
	(in thousands)
Write-off of other materials and supplies	$—	$33
Involuntary conversion of property and equipment	(14)	273
Clean-up costs incurred	—	87

(Gain) Loss resulting from natural disaster, net – 2008	$(14)	$393

See Note 13 in the Form 10-K for fiscal year ended December 31, 2008 for additional information.

2005 Hurricanes

On August 29, 2005, the Company’s Moss Point, Mississippi fish processing facility and adjacent shipyard were severely damaged by Hurricane Katrina. On September 24, 2005, the Company’s Cameron, Louisiana and the Abbeville, Louisiana fish processing facilities were also severely damaged by Hurricane Rita. For the three and six month periods ended June 30, 2009 and 2008, the following amounts have been recognized in the Company’s statement of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Insurance recoveries and other proceeds relating to natural disaster, net – 2005	$—	$—	$(2,656)	$—

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Note 13. Fair Value Disclosures

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

The carrying amounts of cash and cash equivalents, accounts receivables, accounts payable, and accrued expenses approximate fair value because of the short maturity of these items. The carrying amounts of notes payable outstanding under the Company’s Term Loan approximate fair value because the interest rates on these instruments change with market interest rates. At June 30, 2009, the Company had no borrowings under its Revolving Credit Facility except for $2.8 million in letters of credit support obligations.

The carrying values and respective fair market values of the Company’s long-term debt are presented below (in thousands). The fair value of the Company’s long-term debt is estimated based on the quoted market prices available to the Company for issuance of similar debt with similar terms at June 30, 2009.

	June 30, 2009	December 31, 2008
Long-term Debt:

Carrying Value	$54,835	$59,009
Estimated Fair Market Value	$54,865	$58,930

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

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2009 and December 31, 2008. As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	June 30, 2009
	Fair Value Measurements Using			Assets
	Level 1	Level 2	Level 3	(Liabilities) at Fair Value
Assets (Liabilities) (in thousands)
Energy swap asset	$—	$830	$—	$830
Interest rate swap liability	—	—	(1,442)	(1,442)

Total Assets (Liabilities)	$—	$830	$(1,442)	$(612)

	December 31, 2008
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Liabilities at Fair Value
Liabilities (in thousands)
Interest rate swap liability	$—	$—	$(1,858)	$(1,858)

Total Liabilities	$—	$—	$(1,858)	$(1,858)

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

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The following table provides a reconciliation of all assets and liabilities measured at fair value on a recurring basis which use Level 3, or significant unobservable inputs or significant value drivers for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3 Inputs)
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Beginning balance	$(1,738)	$(1,415)	$(1,858)	$(670)
Net gain included in earnings related to expiration of certain natural gas call options	—	59	—	29
Net change associated with current period natural gas call options activity	—	(29)	—	(29)
Net loss reclassified into earnings related to interest rate swap transactions	(231)	(138)	(451)	(129)
Net change associated with current period interest rate swap transactions	527	1,094	867	370

Ending balance	$(1,442)	$(429)	$(1,442)	$(429)

OMEGA PROTEIN CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial

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

The Company operates through two primary subsidiaries: Omega Protein, Inc. and Omega Shipyard, Inc. Omega Protein, Inc. is the Company’s principal operating subsidiary for its menhaden processing business and is the successor to a business conducted since 1913. Omega Shipyard, Inc. owns a drydock facility in Moss Point, Mississippi, which is used to provide shoreside maintenance for the Company’s fishing fleet and, subject to outside demand and excess capacity, occasionally for third-party vessels. Revenues from shipyard work for third-party vessels for the three and six month periods ended June 30, 2009 and 2008 were not material. The Company also has a number of other immaterial direct and indirect subsidiaries.

Company Overview

Business. Omega is the largest U.S. producer of protein-rich meal and oil derived from marine sources. The Company’s products are produced from menhaden (a herring-like fish found in commercial quantities), and includes regular grade and value-added specialty fish meals, crude and refined fish oils and fish solubles.

Fishing. During the second quarter of 2009, the Company owned a fleet of 58 fishing vessels and 32 spotter aircraft for use in its fishing operations and also leased additional aircraft where necessary to facilitate operations. During the 2009 fishing season in the Gulf of Mexico, which runs from mid-April through October, the Company is operating 31 fishing and carry vessels and 28 spotter aircraft. The fishing area in the Gulf is generally located along the Gulf Coast, with a concentration off the Louisiana and Mississippi coasts. The fishing season along the Atlantic coast begins in early May and usually extends into December. During the 2009 season, the Company is operating 10 fishing vessels and 8 spotter aircraft along the Mid-Atlantic coast, concentrated primarily in and around Virginia and North Carolina. The remaining fleet of fishing vessels and spotter aircraft are not routinely operated during the fishing season and are back-up to the active fleet, used for other transportation purposes, inactive or in the process of refurbishment in the Company’s shipyard.

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

OMEGA PROTEIN CORPORATION

fishing productive waters and therefore increases the Company’s fish catch per vessel employed. The carry vessels have reduced crews and crew expenses and incur less maintenance cost than the actual fishing vessels.

The Company’s principal raw material is menhaden, a species of fish that inhabits coastal and inland tidal waters in the United States. Certain state agencies, as well as interstate compacts, impose resource depletion restrictions on menhaden pursuant to fisheries management legislation or regulations and may impose additional legislation or regulations in the future. For example, in February 2007, the Commonwealth of Virginia established an annual cap for a five year period beginning in 2006 on the Company’s menhaden landings from the Chesapeake Bay in an amount equal to 109,020 metric tons. The Virginia restrictions also allow the Company a credit whereby any under-harvest in a particular year below the 109,020 metric ton cap would be added to increase the cap for the following year, up to a maximum of 122,740 metric tons per year. In April 2008, the State of Texas enacted regulations which limited the annual menhaden catch to 31.5 million pounds. The regulation also allows a 10% underage or overage in each year which is credited or deducted, as applicable, to the total allowable catch in the following year. This regulation was effective commencing with the 2009 fishing season. To date, the Company has not experienced any material adverse impact on its fish catch or results of operations as a result of these restrictions.

During 2008, the Company experienced higher costs of production and below average fish catch. The higher costs of production were primarily attributed to increased energy, labor and repair costs. The reduced fish catch was primarily attributable to adverse weather conditions mainly associated with hurricane activity (the amount of hurricane losses were substantial and are more fully described in Notes 2, 3, 5 and 12 of Notes to Unaudited Condensed Consolidated Financial Statements). As a result of the higher costs of production and below average fish catch, the Company experienced significantly higher per unit product costs (approximately 27.3% increase as compared to the 2007 fishing season) which adversely affected the Company’s earnings for 2008. The impacts of higher cost inventories have been carried forward and have adversely affected the Company’s cost of sales and, along with decreased sales prices, gross profit through the second quarter of 2009. In addition, the lost fishing days resulted in lower 2008 product volumes available for sale. These higher cost product inventories carried forward from the 2008 fishing season have largely been sold as of June 30, 2009 and are not expected to materially affect the Company’s third and fourth quarter 2009 earnings.

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

The Company maintains insurance coverage for a variety of these damages, most notably property, inventory, vessel and business interruption insurance. The nature and extent of the insurance coverage varies by line of policy and the Company had recorded insurance recoveries as accounts receivable based on preliminary estimates and discussions with its insurers and adjusters. During the fourth quarter of 2008, the Company received an advance of $2.5 million from its primary insurance carrier and during the first quarter of 2009, a final settlement payment of $7.5 million was received which represented the limits of the insurance policy.

2005 Hurricane Activity

On August 29, 2005, the Company’s Moss Point, Mississippi fish processing facility and adjacent shipyard were severely damaged by Hurricane Katrina. On September 25, 2005, the Company’s Cameron and Abbeville, Louisiana fish processing facilities were also severely damaged by Hurricane Rita.

OMEGA PROTEIN CORPORATION

On August 31, 2007, the Company filed a lawsuit in the District Court of Harris, Texas 295th Judicial District, against its prior insurance broker, Aon Risk Services of Texas, who procured the Company’s property insurance policies for the 2005/2006 policy year, which were the subject of prior litigation as a result of claims relating to Hurricanes Rita and Katrina. The Company’s lawsuit against Aon alleges negligent procurement, negligent misrepresentation, breach of contract and violations of Texas insurance and consumer protection laws. Trial has currently been set for this matter for October 2009 but it is possible that the trial date may be delayed.

During 2008, the Company received a grant of $1.3 million, net of fees and expenses, from the Louisiana Department of Wildlife and Fisheries which was recognized as “Insurance recoveries and other proceeds related to natural disaster, net – 2005” in the Consolidated Statement of Operations for the year ended December 31, 2008. The grant provides assistance for commercial fishing owners impacted by Hurricanes Katrina and Rita in 2005. During the first quarter 2009, the Company received a similar grant related to the impact of Hurricane Katrina of $2.7 million, net of fees and expenses, from the State of Mississippi. The Mississippi grant was recognized as “Insurance recoveries and other proceeds related to natural disaster, net – 2005” in the Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income for the six months ended June 30, 2009.

Distribution System. The Company’s distribution system of warehouses and tank storage facilities allow for transportation via trucks, barges, containers and railcars to service the Company’s customers throughout the United States and also foreign locations. The Company owns and leases warehouses and tank storage space for storage of its products, generally at terminals along the Mississippi River. The Company generally contracts with third-party trucking, vessel, barge, container and railcar companies to transport its products to and from warehouses and tank storage facilities and directly to its customers.

The Company sells a portion of its products on a two-to-twelve-month forward contract basis with the balance sold on a spot basis through purchase orders. During 2006, 2007 and 2008 approximately 70%, 50% and 65%, respectively, of the Company’s fish meals and crude fish oil had been sold on a forward contract basis prior to those years’ respective fishing season. Prior to the beginning of the Company’s 2009 fishing season, approximately 52% and 39% of the Company’s 2009 forecasted fish meal and crude fish oil, respectively, had either been sold or sold forward on a contract basis. The percentage of fish meal and crude fish oil sold on a forward contract basis will fluctuate from year to year based upon perceived market availability and forward price expectations.

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

OMEGA PROTEIN CORPORATION

The following table sets forth the Company’s revenues by product (in millions) and the approximate percentage of total revenues represented thereby, for the indicated periods:

	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008
	Revenues	Percent	Revenues	Percent	Revenues	Percent	Revenues	Percent
Regular Grade	$5.5	12.9%	$5.5	11.7%	$11.3	15.7%	$11.3	13.5%
Special Select	18.5	44.4	14.3	30.4	28.9	40.2	30.5	36.7
Sea-Lac	1.9	4.6	3.5	7.4	4.5	6.3	7.1	8.5
Crude Oil	9.3	22.3	17.8	37.8	14.1	19.6	21.8	26.2
Refined Oil	4.5	10.8	4.8	10.2	9.5	13.2	10.2	12.3
Fish Solubles	2.1	5.0	1.2	2.5	3.6	5.0	2.3	2.8
Other	—	—	—	—	—	—	—	—

Total	$41.8	100.0%	$47.1	100.0%	$71.9	100.0%	$83.2	100.0%

Customers and Marketing. Most of the Company’s marine protein products are sold directly to approximately 600 customers by the Company’s agriproducts sales department, while a smaller amount is sold through independent sales agents. Product inventory was $30.9 million as of June 30, 2009 versus $62.1 million as of December 31, 2008.

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

During 2005, 2006 and 2008, the Company’s fish catch and resultant product inventories were reduced, primarily due to adverse weather conditions, and the Company further expanded its purchase and resale of other fish meals and oils (primarily Panamanian, Peruvian and Mexican fish meal and U.S. menhaden oil). Although operating margins from these activities are less than the margins typically generated from the Company’s base domestic production, these operations provide the Company with a source of fish meal and oil to sell into other markets, some of which, the Company has not historically had a presence. During 2006, the Company purchased products totaling approximately 14,600 tons, or approximately 7% of total volume 2006 sales. During 2007, the Company purchased fish oil totaling approximately 5,500 tons, or approximately 9.1% of fish oil sales volumes for 2007. The Company did not purchase any fish meal or fish oil during 2008. During the six months ended June 30, 2009, the Company purchased approximately 2,900 tons of fish meal, or approximately 5.1% of fish meal sales volumes for the same period.

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

Fish meal prices have historically borne a relationship to prevailing soybean meal prices (more weakly correlated in recent years), while prices for fish oil are generally influenced by prices for vegetable oils, such as rapeseed, soybean and palm oils. Thus, the prices for the Company’s products are established by worldwide supply and demand relationships over which the Company has

OMEGA PROTEIN CORPORATION

no control and tend to fluctuate significantly over the course of a year and from year to year. For example, during 2008, the Company experienced fish oil price increases of approximately 73.4% when compared to 2007, whereas palm oil and soy oil prices rose 35% and 43%, respectively. Beginning in the third quarter of 2008, pricing in the agricultural commodity markets began to decrease materially. Spot fish oil and fish meal prices have followed these general trends during the second half of 2008 and the first half of 2009.

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

The cap was established as a precautionary measure while research is conducted to address, among other things, the question whether the menhaden harvest in the Bay could cause what is being termed “localized depletion” of menhaden there. No evidence of such localized depletion has yet been uncovered.

The Atlantic States Marine Fisheries Commission (“ASMFC”), an interstate compact commission sanctioned by federal law, conserves and manages the menhaden fishery throughout the stock’s coast-wide range. According to federal and ASMFC technical experts, the menhaden population is not over-fished and over-fishing is not occurring throughout its range. The Company supports the ASMFC’s goal of maintaining healthy populations of menhaden and the current research program designed to answer important ecological questions regarding menhaden in the Chesapeake Bay and coast-wide.

Because the research regarding menhaden is on-going, the ASMFC’s Atlantic Menhaden Management Board (“Board”) on May 5, 2009 approved a proposed three year extension of the existing cap through the initiation of an addendum to the interstate

OMEGA PROTEIN CORPORATION

Fishery Management Plan for Atlantic Menhaden. The Draft Addendum proposes to extend the previously enacted Chesapeake Bay reduction fishery harvest cap at the same level, for an additional three years (2011-2013) beyond its currently scheduled expiration date in 2010.

On August 19, 2009, the Board will be presented with a draft addendum to extend the harvest cap. The Board will have the option to accept the draft addendum and permit public hearings on the harvest cap extension. If the draft addendum is accepted at the August meeting, the final vote on this addendum will be held in early November at the ASMFC’s Annual Meeting.

If this addendum is fully adopted by the ASMFC as proposed, it will be necessary for the Virginia General Assembly to also adopt the extension of the Chesapeake Bay reduction fishery harvest cap, for an additional three years (2011-2013). The Virginia General Assembly is scheduled to begin its legislative session in January 2010.

Even though no evidence of localized depletion has been uncovered, menhaden are not over-fished and over-fishing is not occurring, the Company is supporting the proposed Addendum as a way to maintain the status quo while research on these matters continues.

On March 27, 2008, the Texas Parks and Wildlife Commission adopted regulations related to the menhaden reduction fishery in Texas waters which limits the Total Allowable Catch (“TAC”) to 31.5 million pounds annually. The regulations also allow for a 10% underage or overage in each year which is credited or deducted, as applicable, to the TAC in the following year.

The Company’s menhaden fish catch in Texas in 2008 is estimated by the National Marine Fisheries Service to be 25 million pounds (approximately 11,000 metric tons), or approximately 3.1% of the Company’s total 2008 fish catch. The limitation is not expected to have a material adverse effect on the Company’s business, results of operation or financial condition. The Texas regulations were effective at the beginning of the 2009 fishing season.

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

Results of Operations

The following table sets forth as a percentage of revenues certain items of the Company’s operations for each of the indicated periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	101.2	66.2	92.6	70.9

Gross (loss) profit	(1.2)	33.8	7.4	29.1
Selling, general and administrative expense	7.4	8.5	9.1	9.3
Research and development expense	0.8	0.7	0.9	0.8
Loss resulting from natural disaster, net - 2008	—	—	0.5	—
Insurance recoveries and other proceeds - 2005	—	—	(3.7)	—
(Gain) loss on disposal of assets	—	(0.1)	—	0.2

Operating (loss) income	(9.4)	24.7	0.6	18.8
Interest income	0.1	0.3	0.2	0.4
Interest expense	(2.1)	(2.1)	(2.5)	(2.7)
Other expense, net	(0.3)	(0.1)	(0.3)	(0.1)

(Loss) income before income taxes	(11.7)	22.8	(2.0)	16.4
(Benefit) provision for income taxes	(3.8)	8.6	(0.4)	6.0

Net (loss) income	(7.9%)	14.2%	(1.6%)	10.4%

Interim Results for the Second Quarters ended June 30, 2009 and June 30, 2008

Revenues. Revenues decreased $5.3 million, or 11.4%, from $47.1 million for the three months ended June 30, 2008 to $41.8 million for the three months ended June 30, 2009. The decrease in revenues was due to lower sales prices of 6.1% and 43.4% for the Company’s fish meal and fish oil, respectively, which was partially offset by higher sales volumes of 17.9% and 8.0%, respectively. Considering fish meal, fish oil and fish solubles sales activities in total, the Company experienced a $10.9 million decrease in revenues due to the material decline in sales prices and a $5.5 million increase in revenue caused by increased sales volumes, when comparing the three months ended June 30, 2009 to the three months ended June 30, 2008. The decrease in fish meal and fish oil prices reflects the general decline in pricing in the agricultural commodities markets globally.

OMEGA PROTEIN CORPORATION

Cost of sales. Cost of sales, including depreciation and amortization, for the quarter ended June 30, 2009 was $42.3 million, an $11.1 million increase, or 35.4%, as compared to the quarter ended June 30, 2008. Cost of sales as a percentage of revenues was 101.2% for the quarter ended June 30, 2009 as compared to 66.2% for the quarter ended June 30, 2008. The increase in cost of sales as a percentage of revenue was primarily due to (1) increased per unit production costs due to increased energy, labor and repair costs and below average fish catch attributable to adverse weather conditions mainly associated with hurricane activity during the 2008 fishing season and (2) the decline in fish oil and fish meal sales prices.

Gross (loss) profit. Gross (loss) profit decreased $16.4 million, or 103.2%, from $15.9 million for the quarter ended June 30, 2008 to ($0.5) million for the quarter ended June 30, 2009. Gross (loss) profit as a percentage of revenue was (1.2%) for the quarter ended June 30, 2009 as compared to 33.8% for the quarter ended June 30, 2008. The decrease in gross (loss) profit as a percentage of revenue for the quarter ended June 30, 2009 as compared to the quarter ended June 30, 2008 was primarily due to decreased sales prices for the Company’s fish meal and fish oil and higher costs of production and below average fish catch associated with the 2008 fishing season, as discussed above.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased $0.9 million, or 22.1%, from $4.0 million for the quarter ended June 30, 2008 to $3.1 million for the quarter ended June 30, 2009. The decrease was primarily due to decreased employee bonus accruals and reduced miscellaneous consulting costs incurred during the quarter ended June 30, 2009 as compared to the quarter ended June 30, 2008.

Research and development expenses. Research and development expenses decreased slightly from approximately $332,000 for the three months ended June 30, 2008 to approximately $325,000 for the three months ended June 30, 2009.

(Gain) loss resulting from natural disaster, net—2008. For the three months ended June 30, 2009, the Company recorded a gain of $14,000 relating to a change in estimate of the damages incurred at its Cameron, Louisiana, fish processing facilities related to Hurricane Ike.

Loss (gain) on disposal of assets. The loss on disposal of assets was $16,000 for the three months ended June 30, 2009 as compared to a gain on disposal of assets of $32,000 for the three months ended June 30, 2008. The loss and gain were the result of disposals of miscellaneous assets in the ordinary course of business.

Operating (loss) income. As a result of the factors discussed above, the Company’s operating (loss) income decreased $15.5 million from $11.6 million for the quarter ended June 30, 2008 to an operating loss of $3.9 million for the quarter ended June 30, 2009. As a percentage of revenues, operating (loss) income decreased from 24.7% for the quarter ended June 30, 2008 to an operating loss of 9.4% for the quarter ended June 30, 2009.

Interest income. Interest income decreased by $96,000 from $145,000 for the three months ended June 30, 2008 to $49,000 for the three months ended June 30, 2009. The decrease was primarily due to decreased interest rates experienced during the quarter ended June 30, 2009 as compared to the quarter ended June 30, 2008.

Interest expense. Interest expense decreased $0.1 million, or 11.0%, from $1.0 million for the quarter ended June 30, 2008 to $0.9 million for the quarter ended June 30, 2009. The decrease in interest expense is primarily due to decreased debt balances during the quarter ended June 30, 2009 as compared to the quarter ended June 30, 2008. In addition, capitalized interest, which is netted against interest expense, for the current quarter was greater than the prior year quarter due to increased spending on a particular capital project.

OMEGA PROTEIN CORPORATION

Other expense, net. Other expense, net increased by $52,000 from $68,000 for the quarter ended June 30, 2008 to $120,000 for the quarter ended June 30, 2009. The increase was primarily due to an increase in fees paid to the Company’s bank and related lenders and regulatory compliance fees for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008.

(Benefit) provision for income taxes. The Company recorded a $1.6 million benefit for income taxes for the quarter ended June 30, 2009 representing an effective tax rate of 32.6% for income taxes compared to 37.5% for the quarter ended June 30, 2008. The decrease in the effective tax rate is primarily a result of the impact of certain nondeductible items and the reduced level of expected book income. The Company believes that it is more probable than not that the recorded estimated deferred tax asset benefits and state operating loss carry-forwards will be realized except for the amount for which a valuation allowance has been provided. The statutory tax rates of 34% and 35% for U.S. federal taxes was in effect for the three month periods ended June 30, 2009 and 2008, respectively.

Interim Results for the Six Months ended June 30, 2009 and June 30, 2008

Revenues. Revenues decreased $11.3 million, or 13.6%, from $83.2 million for the six month period ended June 30, 2008 to $71.9 million for the six month period ended June 30, 2009. The decrease in revenues was due to lower sales prices of 2.3% and 24.0% for the Company’s fish meal and fish oil, respectively, and lower sales volumes of 6.5% and 3.0%, respectively. Considering fish meal, fish oil and fish solubles sales activities in total, the Company experienced a $7.1 million decrease in revenues due to decreased sales prices and a $4.2 million decrease in revenue caused by decreased sales volumes, when comparing the six month period ended June 30, 2009 to the six month period ended June 30, 2008.

Cost of sales. Cost of sales, including depreciation and amortization, for the six month period ended June 30, 2009 was $66.6 million, a $7.5 million increase, or 12.8%, as compared to the six month period ended June 30, 2008. Cost of sales as a percentage of revenues was 92.6% for the six month period ended June 30, 2009 as compared to 70.9% for the six month period ended June 30, 2008. The increase in cost of sales as a percentage of revenue was primarily due to (1) increased per unit production costs due to increased energy, labor and repair costs and below average fish catch attributable to adverse weather conditions mainly associated with hurricane activity during the 2008 fishing season and (2) the material decline in fish oil sales prices.

Gross profit. Gross profit decreased $18.9 million, or 78.0%, from $24.2 million for the six month period ended June 30, 2008 to $5.3 million for the six month period ended June 30, 2009. Gross profit as a percentage of revenue was 7.4% for the six month period ended June 30, 2009 as compared to 29.1% for the six month period ended June 30, 2008. The decrease in gross profit as a percentage of revenue for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 was primarily due to decreased sales prices for the Company’s fish meal and fish oil and higher costs of production and below average fish catch associated with the 2008 fishing season, as discussed above.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased $1.2 million, or 15.0%, from $7.7 million for the six month period ended June 30, 2008 to $6.5 million for the six month period ended June 30, 2009. The decrease was primarily due to decreased employee bonus accruals and reduced miscellaneous consulting costs incurred during the six months ended June 30, 2009 as compared to the six months ended June 30, 2008.

Research and development expenses. Research and development expenses increased slightly from approximately $650,000 for the six month period ended June 30, 2008 to approximately $682,000 for the six month period ended June 30, 2009. The increase is due to the completion of a research project during the six month period ended June 30, 2009 that was not present during the six month period ended June 30, 2008.

OMEGA PROTEIN CORPORATION

(Gain) loss resulting from natural disaster, net—2008. For the six months ended June 30, 2009, the Company incurred losses of $0.4 million relating to damages incurred at its Abbeville and Cameron, Louisiana, fish processing facilities related to Hurricane Ike in 2008. The losses relate to clean up costs incurred and changes in estimated impairment costs of damaged fixed assets during the six month period ended June 30, 2009.

Insurance recoveries and other proceeds relating to natural disaster, net —2005. For the six months ended June 30, 2009, the Company received a federal hurricane assistance grant of $2.7 million from the State of Mississippi, net of fees, related to the impact of Hurricane Katrina on the Company.

Loss (gain) on disposal of assets. A gain of $2,000 and a loss of $185,000 on disposal of assets were recognized for the six month periods ended June 30, 2009 and 2008, respectively. The gains and losses were the result of disposals of miscellaneous assets in the ordinary course of business.

Operating income. As a result of the factors discussed above, the Company’s operating income decreased $15.3 million from $15.7 million for the six month period ended June 30, 2008 to $0.4 million for the six month period ended June 30, 2009. As a percentage of revenues, operating income decreased from 18.8% for the six month period ended June 30, 2008 to 0.5% for the six month period ended June 30, 2009.

Interest income. Interest income decreased by $0.2 million from $0.3 million for the six month period ended June 30, 2008 to $0.1 million for the six month period ended June 30, 2009. The decrease was primarily due to decreased interest rates experienced during the six months ended June 30, 2009 as compared to the six months ended June 30, 2008.

Interest expense. Interest expense decreased $0.4 million, or 19.1%, from $2.2 million for the six month period ended June 30, 2008 to $1.8 million for the six month period ended June 30, 2009. The decrease in interest expense is primarily due to decreased debt balances during the six month period ended June 30, 2009 as compared to the six month period ended June 30, 2008. In addition, capitalized interest, which is netted against interest expense, for the six month period was greater than the prior year six month period.

Other expense, net. Other expense, net increased by $0.1 million from $0.1 million for the six month period ended June 30, 2008 to $0.2 million for the six month period ended June 30, 2009. The increase was primarily due to loan administration and regulatory compliance fees for the six month period ended June 30, 2009 that were not incurred for the six month period ended June 30, 2008.

(Benefit) provision for income taxes. The Company recorded a ($0.3) million benefit for income taxes for the six month period ended June 30, 2009 representing an effective tax rate of 18.8% for income taxes compared to 36.9% for the six month period ended June 30, 2008. The decrease in the effective tax rate is primarily a result of the impact of certain nondeductible items and the reduced level of expected book income. The Company believes that it is more probable than not that the recorded estimated deferred tax asset benefits and state operating loss carry-forwards will be realized except for the amount for which a valuation allowance has been provided. The statutory tax rates of 34% and 35% for U.S. federal taxes was in effect for the six month periods ended June 30, 2009 and 2008, respectively.

OMEGA PROTEIN CORPORATION

Seasonal and Quarterly Results

The Company’s menhaden harvesting and processing business is seasonal in nature. The Company generally has higher sales during the menhaden harvesting season (which includes the second and third quarter of each year) due to increased product availability, but prices during the fishing season tend to be lower than during the off-season. Additionally, due to the sharp increase in spot fish oil prices during the first half of 2008 and subsequent decrease in spot fish oil prices during the second half of 2008 and first half of 2009, and the resultant decrease in gross profit margins for those products, any variation in the mix of product sales between quarters may result in significant variations of total gross profit margins. As a result, the Company’s quarterly operating results have fluctuated in the past and may fluctuate in the future. In addition, from time to time the Company defers sales of inventory based on worldwide prices for competing products that affect prices for the Company’s products which may affect comparable period comparisons.

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

At June 30, 2009, the Company had an unrestricted cash balance of $26.4 million, up $12.4 million from December 31, 2008. This increase was primarily due to insurance proceeds of $7.5 million, net of expenses, received during the six month period ended June 30, 2009 relating to Hurricane Ike, proceeds from a grant of $2.7 million, net of fees and expenses, received from the State of Mississippi related to Hurricane Katrina, and a reduction in receivables of $15.0 million, offset by capital expenditures of $12.7 million and costs incurred related to the beginning of the 2009 fishing season. The Company’s annual revenues and its resulting liquidity are highly dependent on annual fish catch, production yields, selling prices for its products and inventories available for sale. While the Company’s selling prices for its products increased in 2008 over 2007 and 2006, those increases were offset by higher energy, labor and repair costs and below average fish catch attributable to adverse weather conditions mainly associated with hurricane activity experienced during the 2008 fishing season, which resulted in significantly higher per unit inventory costs. The significantly higher per unit inventory costs related to the 2008 fishing season adversely affected the Company’s first and second quarter 2009 cost of sales and gross profit. The majority of the higher cost 2008 fish meal and fish oil inventory that was carried forward into 2009 has been sold as of June 30, 2009. Assuming the 2009 harvest returns to more normal status, the Company expects that gross profits will return in future quarterly results.

The aggregate amount of the Company’s outstanding indebtedness at June 30, 2009 was approximately $54.8 million compared to approximately $59.0 million at December 31, 2008. The Company has a highly leveraged financial structure, limiting its financial flexibility. In particular, the Company will be required to use a portion of its cash flows to pay principal and interest on its debt, which will reduce the amount of money the Company has for operations, capital expenditures, expansion, acquisitions or general corporate or other business activities. In addition, the covenants contained in the Company’s debt agreements limit its ability to borrow money in the future for acquisitions, capital expenditures or to meet the Company’s operating expenses or other general corporate obligations. See “Risk Factors—The Company has a substantial amount of indebtedness, which may adversely affect its ability to operate its business, remain in compliance with debt covenants and make payments on its debt.”

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

Source of Capital: Operations

Net cash flow provided by operating activities increased from approximately $10.2 million for the six month period ended June 30, 2008 to $19.1 million for the six month period ended June 30, 2009. The increase in operating cash flow is primarily attributable to changes in inventory, receivables and accrued liabilities.

Source of Capital: Debt

Net financing activities (used) provided cash of ($4.3) million and 7.0 million during the six month periods ended June 30, 2009 and 2008, respectively. The six month period ended June 30, 2009 included $4.3 million in debt and capital lease principal payments. The six month period ended June 30, 2008 included $3.2 million in debt and capital lease principal payments and $10.2 million in proceeds and tax effects received from stock options exercised.

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

On December 1, 2005, pursuant to the Title XI program, the FFP approved a second financing application made by the Company in the amount of $16.4 million (the “Second Approval Letter”). In May 2006, the Company submitted a $6.3 million financing request under the Second Approval Letter. The Company closed on the $6.3 financing in the first quarter of 2007. As of June 30, 2009, the Company had approximately $26.8 million of borrowings outstanding under Title XI and was in compliance with all of the covenants contained therein.

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

OMEGA PROTEIN CORPORATION

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

Date of Contract	Original Notional Amount	Contracted Interest Rate	Total Liability as of June 30, 2009	Total Deferred Tax Asset as of June 30, 2009	Notional Amount as of June 30, 2009
April 4, 2007	$19,950,000	5.16%	$(1,079,800)	$367,100	$15,960,000
February 7, 2008	10,237,500	3.36%	(272,800)	92,800	8,400,000
March 19, 2008	4,436,250	2.96%	(89,800)	30,500	3,640,000

			$(1,442,400)	$490,400	$28,000,000

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

As of June 30, 2009, the Company was in compliance with all applicable financial covenants. Given the recent economic conditions the Company is facing such as materially reduced fish oil sales prices and increased costs of sales related to the 2008 fishing season inventory, there is a likelihood that the Company may not be able to remain in compliance with certain financial covenants for the remainder of 2009. Certain covenants are dependent on net income before interest, taxes, depreciation and amortization on a trailing twelve month basis, which has been on a decline since June 30, 2008. If current conditions persist, it may be necessary for the Company to either amend its existing financial covenants in its existing bank credit facility, renegotiate the bank credit facility or take other actions such as the temporary deferral of capital projects, or prepayment of an amount of debt. The result of each of these options is not readily apparent at this time but it is not expected to adversely effect the Company’s consolidated financial position and results of operations. As a result of the current conditions in the financial markets, no assurances can be given that such options will be available on acceptable terms, if at all.

The Senior Credit Facility will terminate on March 26, 2012 (the “Maturity Date”). All loans and all other obligations outstanding under the Senior Credit Facility shall be payable in full on the Maturity Date. For a more detailed description of the terms and conditions of the Credit Agreement, see the Company’s Current Report on Form 8-K filed with the SEC on March 30, 2007.

As of June 30, 2009, the Company had $28.0 million outstanding under the Term Loan and approximately $2.8 million in letters of credit issued primarily in support of worker’s compensation insurance programs. As of June 30, 2009, the Company had $14.9 million available under the Revolving Credit Facility and the Company was in compliance with all of the covenants under the Senior Credit Facility. The Company has no off-balance sheet arrangements other than normal operating leases and standby letters of credit.

Use of Capital: Operations

Net investing activities used cash of $2.5 million and $12.7 million for the six month periods ended June 30, 2009 and 2008, respectively. The Company’s investing activities consist mainly of capital expenditures for equipment purchases, replacements, vessel refurbishments, and fish oil refining processes. The Company made capital expenditures of approximately $12.7 million and $12.8 million, for the six month periods ended June 30, 2009 and 2008, respectively. The Company anticipates making an additional $3.0 million in capital expenditures during the remainder of 2009 primarily for the refurbishment of vessels and plant assets and for the repair of certain equipment. Investing activities also includes the receipt of a grant of $2.7 million, net of fees and expenses, related to the impact of Hurricane Katrina, from the State of Mississippi, and the receipt of $7.5 million in proceeds from insurance companies relating to Hurricane Ike, for the six month period ended June 30, 2009.

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

Use of Capital: Contractual Obligations

The following tables aggregate information about the Company’s contractual cash obligations and other commercial commitments (in thousands) as of June 30, 2009:

	Payments Due by Period
Contractual Cash Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years

Long Term Debt	$54,835	$8,425	$26,921	$5,155	$14,334
Capital lease obligation	1,797	334	897	566	—
Interest on long term debt and capital lease obligation	15,212	3,768	5,569	2,315	3,560
Operating lease obligations	10,904	2,399	4,089	3,533	883
Pension Funding	11,584	404	6,750	3,520	910
Energy Commitments (1)	11,938	11,938	—	—	—

Total Contractual Cash Obligations	$106,270	$27,268	$44,226	$15,089	$19,687

(1)	As of June 30, 2009, the Company had normal purchase commitments for energy usage of approximately $11.9 million that will be delivered in quantities expected to be used in the normal course of business during the remaining 2009 fishing season.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

OMEGA PROTEIN CORPORATION

The Company is also exposed to market risk associated with natural gas and diesel prices. To partially mitigate this risk, the Company forward purchased a portion of its expected natural gas, Bunker C, and diesel usage for 2009. Additionally, during the six months ended June 30, 2009, the Company purchased natural gas and heating oil swaps related to a portion of its expected natural gas, Bunker C and diesel usage for 2010 and Bunker C and diesel usage for 2011. The Company is currently exposed to market risk associated with increases in natural gas and diesel prices related to the portion not forward-purchased for 2009 and not covered by swaps for 2010 and 2011.

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

On August 31, 2007, the Company filed a lawsuit in the District Court of Harris, Texas 295th Judicial District, against its prior insurance broker, Aon Risk Services of Texas, who procured the Company’s property insurance policies for the 2005/2006 policy year, which were the subject of prior litigation as a result of claims relating to Hurricanes Rita and Katrina. The Company’s lawsuit against Aon alleges negligent procurement, negligent misrepresentation, breach of contract and violations of Texas insurance and consumer protection laws. Trial has currently been set for this matter for October 2009 but it is possible that the trial date may be delayed.

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

Risks Relating to the Company’s Business and Industry:

The Company is dependent on a single natural resource and may not be able to catch the amount of menhaden that it requires to operate profitably. The Company’s primary raw material is menhaden. The Company’s business is totally dependent on its annual menhaden harvest in ocean waters along the U.S. Atlantic and Gulf coasts. The Company’s ability to meet its raw material requirements through its annual menhaden harvest fluctuates from year to year and month to month, due to natural conditions over which the Company has no control. These natural conditions, which include varying fish population, adverse weather conditions and fish disease, may prevent the Company from catching the amount of menhaden required to operate profitably. In 2008, the Company experienced below average fish catch primarily due to adverse weather conditions relating to hurricane activity, which, in conjunction with increased cost of production, increased per unit costs that adversely impacted earnings in 2008 and the first two quarters of 2009.

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

OMEGA PROTEIN CORPORATION

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

One example of potentially restrictive regulation is an addendum to a fisheries management plan recommended by a regional regulatory commission, the Atlantic States Marine Fisheries Commission (“ASMFC”), in August 2005. The Commonwealth of Virginia has declined to adopt the regulatory commission’s recommended plan but has instead adopted its own restrictions whereby the Company’s Chesapeake Bay menhaden harvest are capped for a five year period at 109,020 metric tons per year. The Virginia restrictions also allow for a credit whereby any under-harvest in a particular year below the 109,020 metric ton cap would be added to increase the cap for the following year, up to a maximum of 122,740 metric tons per year. The Company supported Virginia’s proposal and voluntarily complied with its limitations in 2006. This restriction had no effect on the Company’s Chesapeake Bay harvest in 2007 and 2008 and is not expected to have a material adverse effect on the Chesapeake Bay harvest in 2009. As a result of the 2008 Chesapeake Bay’s underharvest, the 2009 Chesapeake Bay catch limit will be 122,740 metric tons. The ASMFC has currently proposed to extend the cap for another three year period. See “Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operation – Regulation”.

OMEGA PROTEIN CORPORATION

Another example is regulations adopted by the Texas Parks and Wildlife Commission related to the menhaden reduction fishery in Texas waters which limits the Total Allowable Catch (“TAC”) to 31.5 million pounds annually. The regulations also allow for a 10% underage or overage in each year which is credited or deducted, as applicable, to the TAC in the following year.

Another example is two bills introduced October 2007 in the U.S. House of Representatives (H.R. 3840 and H.R. 3841) by two congressmen representing portions of New Jersey and Maryland, areas where the Company has no operations. The bills were never moved out of committee, but the enactment of either of the bills, or any restrictions similar to those described in the bills, would have a material adverse effect on the Company’s business, results of operations and financial condition.

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

Worldwide supply and demand relationships, which are beyond the Company’s control, influence the prices that the Company receives for many of its products and may from time to time result in low prices for many of the Company’s products. Prices for many of the Company’s products are subject to, or influenced by, worldwide supply and demand relationships over which the Company has no control and which tend to fluctuate to a significant extent over the course of a year and from year to year. For example, during 2008, the Company experienced fish oil price increases of approximately 73.4% when compared to 2007. Beginning in the third quarter of 2008, pricing in the agricultural commodity markets began to decrease. Spot fish oil and fish meal prices have followed these general trends by decreasing during the second half of 2008 and into the first half of 2009. For the first six months of 2009, the Company’s fish oil prices have declined approximately 29.5% as compared to 2008. The factors that influence these supply and demand relationships are world supplies of fish meal made from other fish species, animal proteins and fats, palm oil, rapeseed oil, soy meal and oil, and other edible oils.

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

Risks Relating to the Company’s Ongoing Operations:

The Company has a substantial amount of indebtedness, which may adversely affect its ability to operate its business, remain in compliance with debt covenants and make payments on its debt. As of June 30, 2009, the aggregate amount of the Company’s outstanding indebtedness under its Senior Credit Facility and its loan agreements under the Title XI Fisheries Finance Program was approximately $54.8 million. The Company’s outstanding indebtedness could have important consequences for you, including the following:

OMEGA PROTEIN CORPORATION

•

the Company’s ability to meet its expenses and debt obligations will depend on its future performance, which will be affected by financial, business, economic, regulatory and other factors. The Company will not be able to control many of these factors, such as economic conditions and governmental regulation. The Company cannot be certain that its earnings will be sufficient to allow it to pay the principal and interest on its existing or future debt and meet its other obligations. If the Company does not have enough money to service its existing or future debt, it may be required to refinance all or part of its existing or future debt, sell assets, borrow more money or raise equity. The Company may not be able to refinance its existing or future debt, sell assets, borrow more money or raise equity on terms acceptable to it, if at all. As of June 30, 2009, the Company was in compliance with all applicable financial covenants. Given the recent economic conditions the Company is facing such as materially reduced fish oil sales prices and increased costs of sales related to the 2008 fishing season inventory, there is a likelihood that the Company may not be able to remain in compliance with certain financial covenants for the remainder of 2009. Certain covenants are dependent on net income before interest, taxes, depreciation and amortization on a trailing twelve month basis, which has been declining since June 30, 2008. If current conditions persist, it may be necessary for the Company to either amend its existing financial covenants in its existing bank credit facility, renegotiate the bank credit facility or take other action such as the temporary deferral of capital projects, or prepayment of an amount of debt. The result of each of these options is not readily apparent at this time but it is not expected to adversely effect the Company’s consolidated financial position and results of operations. As a result of the current conditions in the financial markets, no assurances can be given that such options will be available on acceptable terms, if at all.

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

OMEGA PROTEIN CORPORATION

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

OMEGA PROTEIN CORPORATION

Investment Risks. Investment risks specifically related to the Company’s common stock include:

The current financial crisis and deteriorating economic conditions may have material adverse impacts on our business and financial condition that we currently cannot predict. As widely reported, economic conditions in the United States and globally have been deteriorating. Financial markets in the United States, Europe and Asia have been experiencing a period of unprecedented turmoil and upheaval characterized by extreme volatility and declines in security prices, severely diminished liquidity and credit availability, inability to access capital markets, the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States federal government and other governments. Unemployment has risen while business and consumer confidence have declined and there are fears of a prolonged recession. Although we cannot predict the impacts on us of the deteriorating economic conditions, they could materially adversely affect our business and financial condition.

For example:

•	we may not be able to obtain modifications to the financial covenants under the Senior Credit Facility or refinance the Senior Credit Facility, if necessary, on acceptable terms, if at all;

•	the demand for fishmeal and oil may decline due to the deteriorating economic conditions which could negatively impact the revenues, margins and profitability of our business;

•	we may be unable to obtain adequate funding under the Senior Credit Facility due to lending counterparties being unwilling or unable to meet their funding obligations;

•	the tightening of credit or lack of credit availability to our customers could adversely affect our ability to collect our trade receivables;

•	our ability to access the capital markets may be restricted at a time when we would like, or need, to raise capital for our business including for capital expenditures or acquisitions;

•	changes in the value of plan assets for our defined benefit plan may result in increased benefit costs and may increase the amount and accelerate the timing of required future contributions; or

•	our commodity hedging arrangements could become ineffective if our counterparties are unable to perform their obligations or seek bankruptcy protection.

The limited liquidity for the Company’s common stock could affect your ability to sell your shares at a satisfactory price. The Company’s common stock is relatively illiquid. As of June 30, 2009, the Company had approximately 18.7 million shares of common stock outstanding. The average daily trading volume in the common stock during the prior 60 calendar days ending on that date was approximately 157,000 shares. A more active public market for the Company’s common stock, however, may not develop, which would continue to adversely affect the trading price and liquidity of the common stock. Moreover, a thin trading market for the common stock causes the market price for the common stock to fluctuate significantly more than the stock market as a whole. Without a large float, the Company’s common stock is less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of the common stock may be more volatile. In addition, in the absence of an active public trading market, you may be unable to liquidate your investment in the Company at a satisfactory price.

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

The number of shares of the Company’s common stock eligible for future sale could adversely affect the market price of its stock. The Company had outstanding options to purchase approximately 1.3 million shares of its common stock with a weighted average exercise price of $5.46 per share as of June 30, 2009. These shares of common stock are registered for resale on currently effective registration statements. Certain of the Company’s officers and directors have, from time to time, entered into Rule 10b5-1 sales plans with brokers unaffiliated with the Company whereby they have committed to sell automatically and without discretion a predetermined number of shares of the Company’s common stock over a period of time according to their own individual criteria. The issuance of a significant number of shares of common stock upon the exercise of stock options, or the availability for sale, or sale, of a substantial number of the shares of common stock eligible for future sale under effective registration statements, under Rule 144 or otherwise, could adversely affect the market price of the common stock.

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

On June 12, 2009, the Company held its 2009 Annual Meeting of Stockholders. The matters voted on at the meeting and the results of the meeting were as follows:

A. Election of Class II Directors.

The stockholders elected Harry O. Nicodemus IV and Gary R. Goodwin as Class II Directors, with 15,762,806 shares voted for and 492,327 shares that withheld authority for Mr. Nicodemus, and 13,062,876 shares voted for and 3,192,259 shares that withheld authority for Mr. Goodwin. There were no broker non-votes. The Class II Directors’ terms expire at the 2012 Annual Meeting of Stockholders.

The Class III directors, whose terms expire at the 2010 Annual Meeting of Stockholders, are Paul Kearns and Joseph L. von Rosenberg III. The Class I directors, whose terms expire at the 2011 Annual Meeting of Stockholders, are Dr. Gary Allee and Dr. William E.M. Lands.

B. Ratification of Appointment of Independent Registered Public Accounting Firm

The stockholders ratified the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009, with 16,052,440 shares voted for, 183,988 shares voted against and 18,706 shares voted abstaining. There were no broker non-votes.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description of Exhibit
10.1*	Letter Agreement between the Company and Dr. Mark E. Griffin dated June 12, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 15, 2009).

31.1	Rule 13a-14(a)/15d-14(a) Certification for Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification for Chief Financial Officer.

32.1	Section 1350 Certification for Chief Executive Officer.

OMEGA PROTEIN CORPORATION

32.2	Section 1350 Certification for Chief Financial Officer.

*	Incorporated by reference

OMEGA PROTEIN CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMEGA PROTEIN CORPORATION
(Registrant)

August 6, 2009	By:	/s/ ROBERT W. STOCKTON
(Executive Vice President, Chief Financial Officer)