Form 10-Q
period 2009-09-30
OMEGA PROTEIN CORP
filed 2009-11-03
CIK 1053650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Number of shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, on October 29, 2009: 18,727,446.

OMEGA PROTEIN CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Unaudited Condensed Consolidated Balance Sheet as of September 30, 2009 and December 31, 2008	3
Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income for the three months and nine months ended September 30, 2009 and 2008	4
Unaudited Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2009 and 2008	5
Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2009	6
Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3. Quantitative and Qualitative Disclosures About Market Risk	50

Item 4. Controls and Procedures	50

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	51

Item 1A. Risk Factors	51

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	59

Item 3. Defaults Upon Senior Securities	59

Item 4. Submission of Matters to a Vote of Security Holders	59

Item 5. Other Information	59

Item 6. Exhibits	59

Signatures	62

OMEGA PROTEIN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

(Dollars in thousands, except per share amounts)

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements and Notes

	September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$11,908	$13,995
Receivables, net	14,289	33,455
Inventories	75,641	74,676
Deferred tax asset, net	2,054	101
Prepaid expenses and other current assets	3,043	1,438

Total current assets	106,935	123,665
Other assets, net	3,120	2,735
Energy swap asset, net of current portion	46	—
Property, plant and equipment, net	111,865	106,181

Total assets	$221,966	$232,581

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$2,304	$7,697
Current portion of capital lease obligation	351	302
Accounts payable	3,251	2,507
Accrued liabilities	27,301	16,347

Total current liabilities	33,207	26,853
Long-term debt, net of current maturities	35,528	51,312
Capital lease obligation, net of current portion	1,366	1,634
Interest rate swap liability, net of current portion	514	959
Deferred tax liability, net	3,887	3,005
Pension liabilities, net	9,187	9,261

Total liabilities	83,689	93,024

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 authorized shares; none issued	—	—
Common Stock, $0.01 par value; 80,000,000 authorized shares; 18,712,096 shares issued and outstanding at September 30, 2009 and December 31, 2008	187	187
Capital in excess of par value	114,556	114,008
Retained earnings	31,998	36,011
Accumulated other comprehensive loss	(8,464)	(10,649)

Total stockholders’ equity	138,277	139,557

Total liabilities and stockholders’ equity	$221,966	$232,581

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OMEGA PROTEIN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues	$49,940	$54,507	$121,848	$137,744
Cost of sales	48,678	43,923	115,267	102,976

Gross profit	1,262	10,584	6,581	34,768

Selling, general, and administrative expense	3,041	4,211	9,554	11,874
Research and development expense	365	630	1,047	1,280
(Gain) loss resulting from natural disaster, net – 2008 storms	(1)	1,025	392	1,025
Insurance recoveries and other proceeds relating to natural disaster, net – 2005 storms	—	(1,150)	(2,656)	(1,150)
Loss on disposal of assets	100	548	98	733

Operating (loss) income	(2,243)	5,320	(1,854)	21,006
Interest income	36	128	168	427

Interest expense	(2,269)	(1,106)	(4,046)	(3,303)
Other (expense) income, net	(82)	107	(296)	(17)

(Loss) income before income taxes	(4,558)	4,449	(6,028)	18,113
(Benefit) provision for income taxes	(1,738)	1,335	(2,015)	6,377

Net (loss) income	(2,820)	3,114	(4,013)	11,736

Other comprehensive (loss) income:

Foreign currency translation adjustment, net of tax expense of $0, $0, $13 and $0, respectively	—	—	25	—
Energy swap adjustment, net of tax benefit (expense) of $113, $0, ($169) and $0, respectively	(220)	—	328	—
Interest rate swap adjustment, net of tax benefit (expense) of ($490), $25, ($632), and ($57), respectively	952	(50)	1,226	110
Pension benefits adjustment, net of tax expense of $104, $67, $313, and $199, respectively	202	129	606	384

Comprehensive (loss) income	$(1,886)	$3,193	$(1,828)	$12,230

Basic (loss) earnings per share	$(0.15)	$0.17	$(0.21)	$0.65

Weighted average common shares outstanding	18,712	18,624	18,712	18,160

Diluted (loss) earnings per share	$(0.15)	$0.16	$(0.21)	$0.63

Weighted average common shares and potential common share equivalents outstanding	18,712	18,875	18,712	18,541

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OMEGA PROTEIN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in thousands, except per share amounts)

	Nine Months Ended September 30,
	2009	2008
Cash flow provided by (used in) operating activities:
Net (loss) income	$(4,013)	$11,736
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	10,057	9,692
Loss resulting from natural disaster, net – 2008 storms	273	3,206
Insurance recoveries and other proceeds relating to natural disaster, net – 2005 storms	(2,656)	(1,150)
Loss on disposal of assets, net	98	733
Provisions for losses on receivables	36	36
Share based compensation	548	290
Deferred income taxes	(1,872)	1,875
Changes in assets and liabilities:
Receivables	11,630	(29,488)
Inventories	(965)	(7,391)
Prepaid expenses and other current assets	(1,154)	98
Other assets	(1,348)	(1,279)
Accounts payable	744	(864)
Accrued liabilities	12,367	17,419
Pension liability, net	532	(1,163)

Total adjustments	28,290	(7,986)

Net cash provided by operating activities	24,277	3,750

Cash flow provided by (used in) investing activities:
Proceeds from disposition of assets	49	149
Proceeds from insurance companies and grant, hurricanes	10,156	1,150
Capital expenditures	(15,198)	(16,579)

Net cash used in investing activities	(4,993)	(15,280)

Cash flow provided by (used in) financing activities:
Principal payments of long-term debt	(21,177)	(4,728)
Principal payments of capital lease obligation	(219)	(72)
Proceeds from stock options exercised	—	9,358
Tax effect of stock options exercised	—	2,894

Net cash (used in) provided by financing activities	(21,396)	7,452

Effect of exchange rate changes on cash and cash equivalents	25	—

Net decrease in cash and cash equivalents	(2,087)	(4,078)
Cash and cash equivalents at beginning of year	13,995	19,292

Cash and cash equivalents at end of period	$11,908	$15,214

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OMEGA PROTEIN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars and shares in thousands)

	Common Stock		Capital Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount

Balance at December 31, 2008	18,712	$187	$114,008	$36,011	$(10,649)	$139,557
Share based compensation expense	—	—	548	—	—	548
Comprehensive income:
Net loss	—	—	—	(4,013)	—	(4,013)
Other comprehensive income (loss):
Foreign Currency Translation adjustment, net of tax expense of $13	—	—	—	—	25	25
Energy swap adjustment, net of tax expense of $169	—	—	—	—	328	328
Interest rate swap adjustment, net of tax expense of $632	—	—	—	—	1,226	1,226
Pension benefits adjustment, net of tax expense of $313	—	—	—	—	606	606

Total comprehensive (loss) income				(4,013)	2,185	(1,828)

Balance at September 30, 2009	18,712	$187	$114,556	$31,998	$(8,464)	$138,277

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

In the opinion of management the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the Company’s consolidated financial position as of September 30, 2009, and the results of its operations for the three and nine month periods ended September 30, 2009 and 2008 and its cash flows for the nine month periods ended September 30, 2009 and 2008. Operating results are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Hurricane Losses, Insurance Recoveries and Other Proceeds

2008 Hurricane Activity

On September 13, 2008, the Company’s Abbeville and Cameron, Louisiana fish processing facilities were damaged by Hurricane Ike. Both of these facilities were non-operational immediately after the hurricane. Operations at the Abbeville fish processing facility were restored to full capacity on September 22, 2008. The Cameron fish processing facility was restored to full capacity prior to the beginning of its 2009 fishing season.

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

The Company maintains insurance coverage for a variety of these damages, most notably property, inventory, vessel and business interruption insurance. The nature and extent of the insurance coverage varies by line of policy. The Company received $10.2 million related to Hurricane Ike from these various policies as of September 30, 2009.

2005 Hurricane Activity

On August 29, 2005, the Company’s Moss Point, Mississippi fish processing facility and adjacent shipyard were severely damaged by Hurricane Katrina. On September 25, 2005, the Company’s Abbeville and Cameron, Louisiana fish processing facilities were also severely damaged by Hurricane Rita.

On August 31, 2007, the Company filed a lawsuit in the District Court of Harris, Texas 295th Judicial District, against its prior insurance broker, Aon Risk Services of Texas, who procured the Company’s property insurance policies for the 2005/2006 policy year, which were the subject of prior litigation as a result of claims relating to Hurricanes Rita and Katrina. The Company’s lawsuit against Aon alleges negligent procurement, negligent misrepresentation, breach of contract and violations of Texas insurance and consumer protection laws. Trial has been set for this matter for April 2010.

During 2008, the Company received a grant of $1.3 million, net of fees and expenses, from the Louisiana Department of Wildlife and Fisheries which was recognized as “Insurance recoveries and other proceeds related to natural disaster, net – 2005” in the Consolidated Statement of Operations for the year ended December 31, 2008. The grant provides assistance for commercial fishing owners impacted by Hurricanes Katrina and Rita in 2005. During the nine month period ended September 30, 2009, the Company received a similar grant related to the impact of Hurricane Katrina of $2.7 million, net of fees and expenses, from the State of Mississippi. The Mississippi grant was recognized as “Insurance recoveries and other proceeds relating to natural disaster, net – 2005” in the Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income for the nine months ended September 30, 2009.

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

Advertising Costs

The costs of advertising are expensed as incurred in accordance with FASB ASC 720-35.

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

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

For the three and nine months ended September 30, 2008, the Company recorded gains of $0 and $29,000, respectively, related to the change in fair value of the call options in its unallocated inventory cost pool. The Company did not purchase any natural gas call options during the nine months ended September 30, 2009. See Note 13 – Fair Value Disclosures for additional information.

Interest Rate Swap Agreements

The Company does not enter into financial instruments for trading or speculative purposes. The Company has entered into interest rate swap agreements to manage its cash flow exposure to interest rate changes with notional amounts as indicated below that are scheduled to mature in March 2012. As originally established, the swaps effectively converted all the Company’s variable rate debt under the Term Loan to a fixed rate, without exchanging the notional principal amounts. Prior to September 30, 2009, these agreements were designated as a cash flow hedge and reflected at fair value in the Company’s Unaudited Condensed Consolidated Balance Sheet as a component of total liabilities, and the related gains or losses were deferred in stockholders’ equity as a component of other comprehensive loss.

Date of Contract	Original Notional Amount	Contracted Interest Rate	Total Swap Liability as of September 30, 2009	Total Deferred Tax Asset as of September 30, 2009	Notional Amount as of September 30, 2009
April 4, 2007	$19,950,000	5.16%	$(1,046,700)	$—	$15,212,000
February 7, 2008	10,237,500	3.36%	(291,900)	—	8,006,000
March 19, 2008	4,436,250	2.96%	(101,600)	—	3,469,000

			$(1,440,200)	$—	$26,687,000

As of September 30, 2009 and December 31, 2008, the Company has recorded a long-term liability of $513,900 and $958,700, respectively, net of the current portion of $926,300 and $899,700, respectively, to recognize the fair value of interest rate derivatives, and has also recorded a deferred tax asset of $0 and $631,800, respectively associated therewith. Prior to the quarter ended September 30, 2009, the changes in fair value of the agreements were recorded in “accumulated other comprehensive loss” in the Company’s consolidated financial statements.

On September 24, 2009, the Company paid $16.6 million of the borrowing outstanding under the Term Loan using the Company’s existing cash balances. Additionally, on October 21, 2009, the Company entered into a Loan Agreement with Wells Fargo Bank N.A. which replaced the Senior Credit Facility. See Note 6—Notes Payable and Long-Term Debt for additional information. As a consequence of the debt prepayment and refinancing, the Company determined that the forecasted interest payments associated with the interest rate swaps were probably unlikely to occur. As a result, hedge accounting relating to the interest rate swaps was discontinued and all amounts previously recognized in accumulated other comprehensive loss were reclassified to earnings as of September 30, 2009. For the three and nine months ended September 30, 2009, $1.4 million was recognized as interest expense in the Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income. The interest rate swap agreements remained outstanding as of September 30, 2009.

The following table illustrates the changes recorded, net of tax, in accumulated other comprehensive loss resulting from the interest rate swap agreements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
		(in thousands)
Beginning balance	$(952)	$(282)	$(1,226)	$(442)
Net gain (loss), net of tax, reclassified into earnings	(176)	(84)	(474)	(169)
Net change associated with current period swap transactions, net of tax	178	34	750	279
Ineffective portion of swaps, net of tax, reclassified into earnings	950	—	950	—

Ending balance	$—	$(332)	$—	$(332)

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Energy Swap Agreements

The Company does not enter into financial instruments for trading or speculative purposes. The Company has entered into energy swap agreements, during the nine months ended September 30, 2009, to manage its cash flow exposure related to the volatility of natural gas, diesel and Bunker C energy prices. The swaps effectively fix pricing for the quantities listed below during the consumption periods.

Energy Swap	Consumption Period	Quantity	Price Per Unit	Energy Swap Asset/(Liability) as of September 30, 2009	Deferred Tax (Asset) Liability as of September 30, 2009
Diesel - NYMEX Heating Oil Swap	April – October, 2010	2,158,000 Gallons	$1.86	$320,100	$108,800

Natural Gas - NYMEX Natural Gas Swap	April – October, 2010	336,000 MMBTUs	$6.29	(57,700)	(19,600)

Bunker C - Platts Calendar Avg NY Swap	June – November, 2010	1,281,000 Gallons	$1.52	336,600	114,400

Diesel - NYMEX Heating Oil Swap	April – October, 2011	1,079,000 Gallons	$2.01	145,300	49,400

Natural Gas - NYMEX Natural Gas Swap	April – October, 2011	67,000 MMBTUs	$6.46	10,200	3,500

Bunker C - Platts Calendar Avg NY Swap	June – November, 2011	672,000 Gallons	$1.77	(257,200)	(87,400)

				$497,300	$169,100

As of September 30, 2009 and December 31, 2008, the Company has recorded a long-term asset of $46,300 and $0, respectively, net of the current portion of $451,000 and $0, to recognize the fair value of energy swap derivatives, and has also recorded a deferred tax liability of $169,100 and $0, respectively, associated therewith. The effective portion of the change in fair value from inception to September 30, 2009 is recorded in “accumulated other comprehensive loss” in the Company’s consolidated financial statements. The following table illustrates the changes recorded, net of tax, in accumulated other comprehensive loss resulting from the energy swap agreements.

	Three Months Ended	Nine Months Ended
	September 30, 2009
	(in thousands)
Beginning balance	$548	$—
Net gain (loss), net of tax, reclassified to earnings	—	—
Net change associated with current period swap transactions, net of tax	(220)	328

Ending balance	$328	$328

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The $328,200 reported in accumulated other comprehensive loss as of September 30, 2009 will be reclassified to “inventory” in the period when the energy consumption takes place. The amount to be reclassified to inventory, net of taxes, during the next 12 months is expected to be approximately $297,600.

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

Accounting for the Impairment of Long-Lived Assets

The Company evaluates at each balance sheet date the continued appropriateness of the carrying value of its long-lived assets, including its long-term receivables and property, plant and equipment. The Company reviews long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of any such assets or grouping of assets may not be recoverable. The Company has grouped certain assets together (primarily marine vessels) for impairment testing on a fleet basis. If indicators of impairment are present, management evaluates the undiscounted cash flows estimated to be generated by those assets or grouping of assets compared to the carrying amount of those items. The net carrying value of assets or grouping of assets not recoverable is reduced to fair value. The Company considers continued operating losses, or significant and long-term changes in business conditions, to be its primary indicators of potential impairment.

Income Taxes

The Company utilizes the liability method to account for income taxes. This method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of existing temporary differences between the financial reporting and tax reporting basis of assets and liabilities, and operating loss and tax credits carryforwards for tax purposes. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. The Company believes that the deferred tax assets recorded as of September 30, 2009 are realizable through future reversals of existing taxable temporary differences and future taxable income. If the Company were to subsequently determine that it would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to deferred tax assets would increase earnings for the period in which such determination was made. The Company will continue to assess the adequacy of the valuation allowance on a quarterly basis. Any changes to the estimated valuation allowance could be material to the consolidated financial condition and results of operations.

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

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Replacements and major improvements are capitalized and amortized over a period of 5 to 15 years or the remaining useful life of the asset if shorter, and maintenance and repairs are charged to expense as incurred. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from the accounts. Any resulting gains or losses are included in the statement of operations. The Company capitalizes interest as part of the acquisition cost of a qualifying asset.

Interest is capitalized only during the period of time required to complete and prepare the asset for its intended use. For the three and nine month periods ended September 30, 2009 and 2008, the Company capitalized interest of approximately $180,500, $31,800, $495,200 and $160,000, respectively.

Pension Plans

The Company records the overfunded or underfunded status of defined benefit pension and postretirement plans as an asset or liability in its statement of financial position and changes in that funded status in the year in which the changes occur through other comprehensive income. The Company also measures the funded status of a plan as of the date of its year-end statement of financial position. The Company’s policy is to fund U.S. pension plans at amounts not less than the minimum requirements of the Employee Retirement Income Security Act of 1974 and generally for obligations under its foreign plans to deposit funds with trustees under insurance policies.

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

Accumulated Comprehensive Loss

The components of accumulated other comprehensive loss included in shareholder’s equity are as follows:

	September 30, 2009	December 31, 2008
	(in thousands)
Cumulative Translation Adjustments, net of tax benefit of $0 and $13 as of September 30, 2009 and December 31, 2008	$—	$(25)

Fair Value of Energy Swaps, net of tax expense of $169 as of September 30, 2009 and $0 as of December 31, 2008	328	—

Fair Value of Interest Rate Swaps, net of tax benefit of $0 as of September 30, 2009 and $632 as of December 31, 2008	—	(1,226)
Pension Benefits Adjustments, net of tax benefit of $4,529 as of September 30, 2009 and $4,842 as of December 31, 2008	(8,792)	(9,398)

Accumulated Other Comprehensive Loss	$(8,464)	$(10,649)

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

At September 30, 2009 and December 31, 2008, the Company had cash deposits concentrated primarily in one major bank. In addition, the Company had commercial quality grade investments A2P2 rated or better with companies and financial institutions. The Company believes that credit risk in such investments is minimal.

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

Recently Issued Accounting Standards

In September 2006, the FASB (Financial Accounting Standards Board) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (superseded by FASB ASC 820-10 on September 15, 2009). FASB ASC 820-10 establishes a common definition for fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. FASB ASC 820-10 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007. Under FASB ASC 820-10, the effective date was deferred for all nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008.

The implementation of FASB ASC 820-10 for financial assets and financial liabilities, effective January 1, 2008, did not have a material impact on the Company’s consolidated financial position and results of operations. The implementation of FASB ASC 820-10 for nonfinancial assets and nonfinancial liabilities, effective January 1, 2009, did not require any new fair value measurements and, therefore, did not have a material impact on the Company’s consolidated financial position and results of operations.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (superseded by FASB ASC 805-10 on September 15, 2009). FASB ASC 805-10 states that all business combinations, whether full, partial, or step acquisitions, will result in all assets and liabilities of an acquired business being recorded at their fair values at the acquisition date. In subsequent periods, contingent liabilities will be measured at the higher of their acquisition date fair value or the estimated amounts to be realized. FASB ASC 805-10 applies to all transactions or other events in which an entity obtains control of one or more businesses. This standard is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. The implementation of FASB ASC 805-10 effective January 1, 2009, did not have an impact on the Company’s consolidated results of operations, financial position and related disclosures.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (superseded by FASB ASC 815-10 on September 15, 2009). FASB ASC 815-10 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company’s adoption of FASB ASC 815-10, effective January 1, 2009, required additional disclosures but did not impact its consolidated results of operations, financial position and related disclosures.

In December 2008, FASB Staff Position No. SFAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” was issued (superseded by FASB ASC 715-20-65 on September 15, 2009). FASB ASC 715-20-65 requires additional disclosures about plan assets of a defined benefit pension or other postretirement plan, how investment allocation decisions are made, and the fair value of each major category of plan assets as of each annual reporting date for which a statement of financial position is presented. Additionally, FASB ASC 715-20-65 requires disclosures about significant concentrations of risk in plan assets. FASB ASC 715-20-65 is effective for fiscal years ending after December 15, 2009. The Company is currently evaluating the impact, if any, the adoption of FASB ASC 715-20-65 will have on its disclosures.

In April 2009, FASB Staff Position No. SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” was issued (superseded by FASB ASC 825-10-65 on September 15, 2009). FASB ASC 825-10-65 requires companies to disclose the fair value of financial instruments within interim financial statements, adding to the current requirement to provide those disclosures annually. This FASB ASC is effective for interim reporting periods ending after June 15, 2009. The Company’s adoption of FASB ASC 825-10-65, effective April 1, 2009, did not have a material impact on the Company’s consolidated results of operations, financial position and related disclosures. See Note 13 – Fair Value Disclosures for additional information.

In May 2009, FASB issued SFAS No. 165, “Subsequent Events” (superseded by FASB ASC 855-10 on September 15, 2009). This statement does not apply to subsequent events or transactions that are within the scope of other applicable generally accepted accounting principles that provide different guidance on the accounting treatment for subsequent events or transactions. FASB ASC 855-10 applies to both interim and annual financial statements ending after June 15, 2009. FASB ASC 855-10 introduces the concept of financial statements being available to be issued. It requires the disclosure of the date through which a Company has evaluated subsequent events and the basis for that date and whether that date represents the date the financial statements were issued or were available to be issued. FASB ASC 855-10 should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The Company’s adoption of FASB ASC 855-10, effective April 1, 2009, did not have a material impact on the Company’s consolidated results of operations, financial position and related disclosures. The Company has assessed and disclosed reportable subsequent events, if any, as of November 3, 2009 with the issuance of its Unaudited Condensed Consolidated Financial Statements for the quarterly period ended September 30, 2009.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

In June 2009, FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (superseded by FASB ASC 105-10 on September 15, 2009). The FASB Accounting Standards Codification (“the Codification”) has become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Effective for financial statements issued for interim and annual periods ending after September 15, 2009, the Codification supersedes all then-existing non-SEC accounting and reporting standards. While the Codification does not change GAAP, it introduces a new structure—one that is organized in an easily accessible, online research system. The Company adopted the Codification on September 15, 2009. The adoption of the Codification did not have a material impact on the Company’s consolidated financial statements.

Stock-Based Compensation

The Company has a stock-based compensation plan, which is described in more detail in Note 12 to the consolidated financial statements of the Company’s Form 10-K for the fiscal year ended December 31, 2008. Net loss for the three and nine months ended September 30, 2009 and 2008 includes $243,000, $225,000, $548,000 and $439,000 ($160,000, $149,000, $362,000 and $290,000 after-tax), respectively, of share-based compensation costs which are included in selling, general and administrative expenses in the condensed consolidated statement of operations and comprehensive income. As of September 30, 2009, there was $1,382,200 ($912,200 after-tax) of total unrecognized compensation costs related to nonvested share-based compensation that is expected to be recognized over a weighted-average period of 2.3 years, of which $217,300 ($143,400 after-tax) of total share-based compensation is expected to be recognized during the remainder of fiscal year 2009.

Note 2. Receivables, net

Receivables as of September 30, 2009 and December 31, 2008 are summarized as follows:

	September 30, 2009	December 31, 2008
	(in thousands)
Trade	$13,148	$22,802
Insurance	96	8,139
Employee	59	11
Income tax	1,070	2,653
Other	88	15

Total receivables	14,461	33,620
Less: allowance for doubtful accounts	(172)	(165)

Receivables, net	$14,289	$33,455

As a result of Hurricane Ike (see Note 12 – Hurricane Losses, Insurance Recoveries and Other Proceeds), the Company sustained damage to its Abbeville and Cameron, Louisiana fish processing facilities. During 2008, the Company recorded a hurricane related insurance receivable of $10.0 million, of which $7.5 million was receivable as of December 31, 2008. During the nine month period ended September 30, 2009, the Company received the remaining $7.5 million in settlement of the claim.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Note 3. Inventory

The major classes of inventory as of September 30, 2009 and December 31, 2008 are summarized as follows:

	September 30, 2009	December 31, 2008
	(in thousands)
Fish meal	$47,619	$38,115
Fish oil	16,398	22,927
Fish solubles	2,930	1,073
Unallocated inventory cost pool (including off-season costs)	1,888	6,407
Other materials & supplies	6,806	6,154

Total inventory	$75,641	$74,676

Inventory at September 30, 2009 and December 31, 2008 is stated at the lower of cost or market. The elements of unallocated inventory cost pool include plant and vessel related labor, utilities, rent, repairs and depreciation, to be allocated to inventories produced through the remainder of the 2009 fishing season.

As a result of Hurricane Ike, the Company sustained additional previously unrecognized damage to its Cameron, Louisiana materials and supplies inventory. The Company recognized $0 and $33,000 material and supply write-offs for the three and nine months ended September 30, 2009, respectively. See Note 12 – Hurricane Losses, Insurance Recoveries and Other Proceeds.

Note 4. Other Assets

Other assets as of September 30, 2009 and December 31, 2008 are summarized as follows:

	September 30, 2009	December 31, 2008
	(in thousands)
Fish nets, net of accumulated amortization of $767 and $1,022	$1,552	$1,192
Insurance receivable, net of allowance for doubtful accounts	816	640
Title XI loan origination fee	292	316
Other debt issuance costs(1)	383	510
Deposits and other	77	77

Total other assets, net	$3,120	$2,735

(1)

On October 21, 2009, the Company entered into a Loan Agreement with Wells Fargo Bank N.A., and the remaining outstanding balance under the Senior Credit Facility was paid in full. See Note 6—Notes Payable and Long-Term Debt for additional information. Consequently, the unamortized balance of “Other debt issuance costs” incurred in conjunction with the Senior Credit Facility on March 26, 2007 will be recorded as “Loss resulting from debt refinancing” in the Consolidated Statement of Operations for the year ending December 31, 2009. The Company anticipates the deferred debt issuance costs incurred relating to the Loan Agreement with Wells Fargo Bank N.A. to be approximately $0.4 million and will be amortized over the term of the agreement.

Amortization expense for fishing nets amounted to approximately $259,000, $271,000, $812,000 and $771,000 for the three and nine months ended September 30, 2009 and 2008, respectively.

The Company carries insurance for certain losses relating to its vessels and Jones Act liability for employees aboard its vessels (collectively, “Vessel Claims Insurance”). The typical Vessel Claims Insurance policy contains an annual aggregate deductible (“AAD”) for which the Company remains responsible, while the insurance carrier is responsible for all applicable amounts which exceed the AAD. It is the Company’s policy to accrue current

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

amounts due and record amounts paid out on each claim. Once payments exceed the AAD, the Company records an insurance receivable for a given policy year, net of allowance for doubtful accounts. As of September 30, 2009 and December 31, 2008, the allowance for doubtful insurance receivable accounts was $0.2 million and $2.0 million, respectively.

Note 5. Property, Plant and Equipment, net

Property, plant and equipment, net at September 30, 2009 and December 31, 2008 are summarized as follows:

	September 30, 2009	December 31, 2008
	(in thousands)
Land	$7,690	$7,690
Plant assets	109,474	105,150
Fishing vessels	106,777	99,655
Furniture and fixtures	5,709	5,643
Construction in progress	15,014	12,662

Total property and equipment	244,664	230,800
Less: accumulated depreciation and impairment	(132,799)	(124,619)

Property, plant and equipment, net	$111,865	$106,181

Depreciation expense for the three and nine months ended September 30, 2009 and 2008 was $3.1 million, $2.9 million, $9.1 million and $8.7 million, respectively.

As a result of Hurricane Ike, the Company sustained additional previously unrecognized damage to its property and equipment at its Abbeville and Cameron, Louisiana fish processing facilities. The Company recognized a $0 and $273,000 loss on the involuntary conversion of damaged property and equipment related to plant assets in the three and nine month periods ended September 30, 2009, respectively. See Note 12 – Hurricane Losses, Insurance Recovery and Other Proceeds.

Note 6. Notes Payable and Long-Term Debt

At September 30, 2009 and December 31, 2008, the Company’s long-term debt consisted of the following:

	September 30, 2009	December 31, 2008
	(in thousands)
U.S. government guaranteed obligations (Title XI loans) collateralized by a first lien on certain vessels and certain plant assets:
Amounts due in installments through 2022, interest from 6.49% to 7.60%	$26,252	$28,148
Amounts due in installments through 2014, interest at Eurodollar rates plus 0.45% (1.05% and 4.21% at September 30, 2009 and December 31, 2008, respectively)	205	236
Bank of America term loan, quarterly principal payments as defined, interest payable quarterly based on LIBOR plus an applicable rate (2.28% and 3.46% as of September 30, 2009 and December 31, 2008, respectively) maturing March 2012	11,375	30,625

Total debt	37,832	59,009
Less current maturities	(2,304)	(7,697)

Long-term debt	$35,528	$51,312

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

On December 1, 2005, pursuant to the Title XI program, the FFP approved a second financing application made by the Company in the amount of $16.4 million (the “Second Approval Letter”). In May 2006, the Company submitted a $6.3 million financing request under the Second Approval Letter. The Company closed on the $6.3 million FFP loan in the first quarter of 2007. In September 2009, the Company submitted a $10.0 million financing request under the remaining Second Approval Letter which it anticipates closing in the fourth quarter of 2009. As of September 30, 2009, the Company had approximately $26.5 million of borrowings outstanding under Title XI and was in compliance with all of the covenants contained therein.

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

On September 24, 2009, the Company paid $16.6 million of the borrowings outstanding under the Term Loan. As of September 30, 2009, the Company had $11.4 million outstanding under the Term Loan and $2.8 million in letters of credit issued primarily in support of worker’s compensation insurance programs. The Company however, was not in compliance with the Consolidated Fixed Charge Coverage Ratio as of September 30, 2009. This covenant violation did not impact the Company’s financial position given that the Senior Credit Facility was replaced with the Loan Agreement, as described below.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

On October 21, 2009, the Company entered into a loan agreement with Wells Fargo Bank N.A. (“the Loan Agreement”). The Loan Agreement provides the Company with a senior secured credit facility consisting of a 3-year revolving credit facility of up to $35 million, including a $7.5 million sub-limit for the issuance of standby letters of credit, and is secured by substantially all of the Company’s assets except for those already pledged in connection with existing federal Fisheries Finance Program loans. The Loan Agreement replaces the Company’s Senior Credit Facility, under which, just prior to the closing date, $11.4 million was outstanding under the Term Loan and $2.8 million was outstanding under letters of credit. The Company repaid the Term Loan at closing and the letters of credit were transferred to Wells Fargo Bank.

The Loan Agreement will bear interest at Libor plus an applicable margin and requires the Company to comply with various affirmative and negative covenants affecting its business and operations. In addition, the Company is required to comply with the following financial covenants:

•

The Company is required to maintain on a consolidated basis a ratio of Total Liabilities (as defined in the Loan Agreement) excluding the non-current portion of Subordinated Liabilities (as defined in the Loan Agreement) to Tangible Net Worth (as defined in the Loan Agreement) not exceeding 1.00 to 1.00.

•

The Company is required to maintain on a consolidated basis Tangible Net Worth equal to at least the sum of the following: (a) $130,000,000, plus (b) 50% of net income (if positive, with no deduction for losses) earned in each quarterly accounting period commencing after December 31, 2009, plus (c) 100% of the net proceeds from any Equity Interests (as defined in the Loan Agreement) issued after the date of the Loan Agreement, plus (d) 100% of any increase in stockholders’ equity resulting from the conversion of debt securities to equity interests after the closing date.

•	The Company is required to maintain on a consolidated basis an Asset Coverage Ratio (as defined in the Loan Agreement) of at least 2.50 to 1.00.

•

The Company (a) may not incur on a consolidated basis a net loss before taxes and extraordinary items in any two consecutive quarterly accounting periods, commencing with the fiscal quarter ending September 30, 2010, and (b) may not incur on a consolidated basis a net loss before taxes and extraordinary items for any annual accounting period, commencing with the fiscal year ending December 31, 2010.

In connection with the termination of the Senior Credit Facility, the Company recognized approximately $1.4 million in interest expense due to interest rate swaps which became ineffective as a result of the debt prepayment in the Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income for the quarter ended September 30, 2009. In addition, the Company expects to incur approximately $0.4 million in the fourth quarter of 2009 related to the write-off of loan origination costs associated with the Senior Credit Facility. The Company anticipates the new deferred debt issuance costs incurred relating to the Loan Agreement to be approximately $0.4 million and will be amortized over the term of the agreement.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Note 7. Capital Lease Obligation

On May 29, 2008 and July 10, 2008, the Company entered into capital lease agreements to lease barges for a period of 5 years. Following is a summary of future minimum payments under the capitalized lease agreements (in thousands):

Remainder of 2009	$135
2010	551
2011	578
2012	609
2013	291

Total minimum lease payments	2,164
Less amount representing interest	(447)

Present value of minimum payments	1,717
Less current portion of capital lease obligation	(351)

Long-term capital lease obligation	$1,366

As of September 30, 2009 and December 31, 2008, assets recorded under capital lease obligations are included in Property, Plant and Equipment, net as follows (in thousands):

	September 30, 2009	December 31 2008
Fishing vessels and marine equipment, at cost	$2,076	$2,076
Less accumulated depreciation	(536)	(225)

Property, plant and equipment, net	$1,540	$1,851

Note 8. Accrued Liabilities

Accrued liabilities as of September 30, 2009 and December 31, 2008 are summarized as follows:

	September 30, 2009	December 31, 2008
	(in thousands)
Salary and benefits	$10,140	$3,628
Insurance	6,708	4,831
Taxes, other than income tax	1,359	177
Trade creditors	5,939	5,942
Fair market value of interest rate swap, current portion	926	899
Other	2,229	870

Total accrued liabilities	$27,301	$16,347

Note 9. Commitments and Contingencies

Contract Commitments

As of September 30, 2009, the Company has entered into normal purchase commitments of physical deliveries of approximately $2.9 million to purchase energy for a portion of the remaining 2009 fishing season.

	Volume	Contract Price	Total Commitment
Natural gas (per MMBTU)	56,725	$8.93	$506,500
Bunker C (per gallon)	420,000	$1.37	573,300
Diesel (per gallon)	626,358	$2.93	1,837,300

Total			$2,917,100

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

Note 10. Reconciliation of Basic and Diluted Per Share Data (in thousands except per share data)

	Earnings (Numerator)	Shares (Denominator)	Per Share Data
Three Months Ended September 30, 2009
Net loss	$(2,820)	—

Basic loss per common share:
Earnings available to common shareholders	$(2,820)	18,712	$(0.15)

Effect of dilutive securities:
Stock options assumed exercised	—	—

Diluted loss per common share:
Earnings available to common shareholders plus stock options assumed exercised	$(2,820)	18,712	$(0.15)

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

	Earnings (Numerator)	Shares (Denominator)	Per Share Data
Three Months Ended September 30, 2008
Net earnings	$3,114	—

Basic earnings per common share:
Earnings available to common shareholders	$3,114	18,624	$0.17

Effect of dilutive securities:
Stock options assumed exercised	—	251

Diluted earnings per common share:
Earnings available to common shareholders plus stock options assumed exercised	$3,114	18,875	$0.16

	Earnings (Numerator)	Shares (Denominator)	Per Share Data
Nine Months Ended September 30, 2009
Net loss	$(4,013)	—

Basic loss per common share:
Earnings available to common shareholders	$(4,013)	18,712	$(0.21)

Effect of dilutive securities:
Stock options assumed exercised	—	—

Diluted loss per common share:
Earnings available to common shareholders plus stock options assumed exercised	$(4,013)	18,712	$(0.21)

	Earnings (Numerator)	Shares (Denominator)	Per Share Data
Nine Months Ended September 30, 2008
Net earnings	$11,736	—

Basic earnings per common share:
Earnings available to common shareholders	$11,736	18,160	$0.65

Effect of dilutive securities:
Stock options assumed exercised	—	381

Diluted earnings per common share:
Earnings available to common shareholders plus stock options assumed exercised	$11,736	18,541	$0.63

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Options to purchase 1,304,251 shares of common stock at exercise prices ranging from $1.65 to $15.88 per share were outstanding during the three and nine months ended September 30, 2009 but were not included in the computation of diluted earnings per share because inclusion of these shares would have been antidilutive.

Options to purchase 98,000 and 1,121,000 shares of common stock at exercise prices ranging from $13.27 to $15.88 and $12.75 to $17.25 per share were outstanding during the three and nine months ended September 30, 2008, respectively, but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the shares during that period.

Note 11. Components of Net Periodic Benefit Cost

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)
Service cost	$—	$—	$—	$—
Interest cost	363	376	1,089	1,128
Expected return on plan assets	(253)	(401)	(758)	(1,203)
Amortization of prior service costs	—	—	—	—
Amortization of net loss	306	196	918	583

Net periodic pension cost	$416	$171	$1,249	$508

For the nine months ended September 30, 2009 and 2008, the Company made approximately $0.4 million and $1.5 million, respectively, in contributions to the Company’s pension plan. The Company does not expect to make additional contributions to the pension plan during the remainder of 2009.

Note 12. Hurricane Losses, Insurance Recoveries and Other Proceeds

2008 Hurricane

On September 13, 2008, the Company’s Abbeville and Cameron, Louisiana fish processing facilities were damaged by Hurricane Ike. For the three and nine month periods ending September 30, 2009 and 2008, the following amounts have been recognized in the Company’s statement of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)
Damaged fish meal inventory	$—	$1,576	$—	$1,576
Write-off of other materials and supplies	—	287	33	287
Write-off of unallocated inventory cost pool	—	5,436	—	5,436
Involuntary conversion of property and equipment	—	3,206	273	3,206
Idle plant costs recognized as period expense	—	270	—	270
Clean-up costs incurred	(1)	250	86	250
Insurance recoveries	—	(10,000)	—	(10,000)

(Gain) Loss resulting from natural disaster, net – 2008 storms	$(1)	$1,025	$392	$1,025

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

See Note 13 in the Form 10-K for fiscal year ended December 31, 2008 for additional information.

2005 Hurricanes

On August 29, 2005, the Company’s Moss Point, Mississippi fish processing facility and adjacent shipyard were severely damaged by Hurricane Katrina. On September 24, 2005, the Company’s Cameron, Louisiana and the Abbeville, Louisiana fish processing facilities were also severely damaged by Hurricane Rita. For the three and nine month periods ended September 30, 2009 and 2008, the following amounts have been recognized in the Company’s statement of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Insurance recoveries and other proceeds relating to natural disaster, net – 2005 storms	$—	$(1,150)	$(2,656)	$(1,150)

Note 13. Fair Value Disclosures

The following disclosures of the estimated fair value of financial instruments are made in accordance with the requirements of SFAS No. 107, Disclosure About Fair Value of Financial Instruments (superseded by FASB ASC 825-10-50 on September 15, 2009). The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies and are described in the following paragraphs.

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

The carrying amounts of cash and cash equivalents, accounts receivables, accounts payable, and accrued expenses approximate fair value because of the short maturity of these items. The carrying amounts of notes payable outstanding under the Company’s Term Loan approximate fair value because the interest rates on these instruments change with market interest rates. At September 30, 2009, the Company had no borrowings under its Revolving Credit Facility except for $2.8 million in letters of credit support obligations.

The carrying values and respective fair market values of the Company’s long-term debt are presented below (in thousands). The fair value of the Company’s long-term debt is estimated based on the quoted market prices available to the Company for issuance of similar debt with similar terms at September 30, 2009.

	September 30, 2009	December 31, 2008
Long-term Debt:

Carrying Value	$37,832	$59,009
Estimated Fair Market Value	$38,352	$58,930

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Effective January 1, 2008, the Company adopted FASB ASC 820-10 as discussed in Note 1, which, among other things, requires enhanced disclosures about assets and liabilities carried at fair value.

The standard defines fair value, provides a consistent framework for measuring fair value under accounting principles generally accepted in the United States and expands fair value financial statement disclosure requirements. FASB ASC 820-10 does not require any new fair value measurements. It only applies to accounting pronouncements that already require or permit fair value measures, except for standards that relate to share-based payments and to lease accounting.

The FASB’s prescribed valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions. The standard classifies these inputs into the following hierarchy:

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

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2009 and December 31, 2008. As required by FASB ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	September 30, 2009
	Fair Value Measurements Using			Assets
	Level 1	Level 2	Level 3	(Liabilities) at Fair Value
Assets (Liabilities) (in thousands)
Energy swap asset	$—	$497	$—	$497
Interest rate swap liability	—	—	(1,440)	(1,440)

Total Assets (Liabilities)	$—	$497	$(1,440)	$(943)

	December 31, 2008
	Fair Value Measurements Using			Liabilities at
	Level 1	Level 2	Level 3	Fair Value
Liabilities (in thousands)
Interest rate swap liability	$—	$—	$(1,858)	$(1,858)

Total Liabilities	$—	$—	$(1,858)	$(1,858)

The determination of the fair values above incorporates various factors required under FASB ASC 820-10. These factors include not only the credit standing of the counterparties involved and the impact of credit enhancements (such as cash deposits, letters of credit and priority interests), but also the impact of the Company’s nonperformance risk on its liabilities.

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

The following table provides a reconciliation of all assets and liabilities measured at fair value on a recurring basis which use Level 3, or significant unobservable inputs or significant value drivers for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3 Inputs)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Beginning balance	$(1,442)	$(429)	$(1,858)	$(670)

Net gain included in earnings related to expiration of certain natural gas call options	—	—	—	29
Net change associated with current period natural gas call options activity	—	—	—	(29)
Net loss reclassified into interest expense related to interest rate swap transactions	(267)	(127)	(718)	(256)

Net change associated with current period interest rate swap transactions	269	53	1,136	423

Ending balance	$(1,440)	$(503)	$(1,440)	$(503)

OMEGA PROTEIN CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Company operates through two primary subsidiaries: Omega Protein, Inc. and Omega Shipyard, Inc. Omega Protein, Inc. is the Company’s principal operating subsidiary for its menhaden processing business and is the successor to a business conducted since 1913. Omega Shipyard, Inc. owns a drydock facility in Moss Point, Mississippi, which is used to provide shoreside maintenance for the Company’s fishing fleet and, subject to outside demand and excess capacity, occasionally for third-party vessels. Revenues from shipyard work for third-party vessels for the three and nine month periods ended September 30, 2009 and 2008 were not material. The Company also has a number of other immaterial direct and indirect subsidiaries.

Company Overview

Business. Omega is the largest U.S. producer of protein-rich meal and oil derived from marine sources. The Company’s products are produced from menhaden (a herring-like fish found in commercial quantities), and include regular grade and value-added specialty fish meals, crude and refined fish oils and fish solubles.

Fishing. During the third quarter of 2009, the Company owned a fleet of 58 fishing vessels and 32 spotter aircraft for use in its fishing operations and also leased additional aircraft where necessary to facilitate operations. During the 2009 fishing season in the Gulf of Mexico, which runs from mid-April through October, the Company is operating 31 fishing and carry vessels and 28 spotter aircraft. The fishing area in the Gulf is generally located along the Gulf Coast, with a concentration off the Louisiana and Mississippi coasts. The fishing season along the Atlantic coast begins in early May and usually extends into December. During the 2009 season, the Company is operating 10 fishing vessels and 8 spotter aircraft along the Mid-Atlantic coast, concentrated primarily in and around Virginia and North Carolina. The remaining fleet of fishing vessels and spotter aircraft are not routinely operated during the fishing season and are back-up to the active fleet, used for other transportation purposes, inactive or in the process of refurbishment in the Company’s shipyard.

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

During 2008, the Company experienced higher costs of production and below average fish catch. The higher costs of production were primarily attributed to increased energy, labor and repair costs. The reduced fish catch was primarily attributable to adverse weather conditions mainly associated with hurricane activity (the amount of hurricane losses were substantial and are more fully described in Notes 2, 3, 5 and 12 of Notes to Unaudited Condensed Consolidated Financial Statements). As a result of the higher costs of production and below average fish catch, the Company experienced significantly higher per unit product costs (approximately 27.3% increase as compared to the 2007 fishing season) which adversely affected the Company’s earnings for 2008. The impacts of higher cost inventories were carried forward and adversely affected the Company’s cost of sales and, along with decreased sales prices, gross profit through the second quarter of 2009. In addition, the lost fishing days resulted in lower 2008 product volumes available for sale. These higher cost product inventories carried forward from the 2008 fishing season were largely sold as of June 30, 2009. Third quarter ended fish catch results for the past five years are as follows:

	2009	2008	2007	2006	2005
Fish Catch in Tons as of September 30,	417,712	388,935	475,566	475,667	463,841

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

OMEGA PROTEIN CORPORATION

2005 Hurricane Activity

On August 29, 2005, the Company’s Moss Point, Mississippi fish processing facility and adjacent shipyard were severely damaged by Hurricane Katrina. On September 25, 2005, the Company’s Cameron and Abbeville, Louisiana fish processing facilities were also severely damaged by Hurricane Rita.

On August 31, 2007, the Company filed a lawsuit in the District Court of Harris, Texas 295th Judicial District, against its prior insurance broker, Aon Risk Services of Texas, who procured the Company’s property insurance policies for the 2005/2006 policy year, which were the subject of prior litigation as a result of claims relating to Hurricanes Rita and Katrina. The Company’s lawsuit against Aon alleges negligent procurement, negligent misrepresentation, breach of contract and violations of Texas insurance and consumer protection laws. Trial has been set for this matter for April 2010.

During 2008, the Company received a grant of $1.3 million, net of fees and expenses, from the Louisiana Department of Wildlife and Fisheries which was recognized as “Insurance recoveries and other proceeds related to natural disaster, net – 2005” in the Consolidated Statement of Operations for the year ended December 31, 2008. The grant provides assistance for commercial fishing owners impacted by Hurricanes Katrina and Rita in 2005. During the first quarter of 2009, the Company received a similar grant related to the impact of Hurricane Katrina of $2.7 million, net of fees and expenses, from the State of Mississippi. The Mississippi grant was recognized as “Insurance recoveries and other proceeds related to natural disaster, net – 2005 storms” in the Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income for the nine months ended September 30, 2009.

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

The following table sets forth the Company’s revenues by product (in millions) and the approximate percentage of total revenues represented thereby, for the indicated periods:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008
	Revenues	Percent	Revenues	Percent	Revenues	Percent	Revenues	Percent
Regular Grade	$5.2	10.4%	$5.9	10.8%	$16.4	13.5%	$17.1	12.4%
Special Select	29.2	58.5	26.5	48.6	58.2	47.7	57.0	41.4
Sea-Lac	1.5	3.0	2.6	4.8	6.0	4.9	9.8	7.1
Crude Oil	9.2	18.5	13.9	25.5	23.3	19.2	35.7	25.9
Refined Oil	3.4	6.8	4.8	8.8	13.0	10.7	15.0	10.9
Fish Solubles	1.4	2.8	0.8	1.5	4.9	4.0	3.1	2.3
Other	—	—	—	—	—	—	—	—

Total	$49.9	100.0%	$54.5	100.0%	$121.8	100.0%	$137.7	100.0%

OMEGA PROTEIN CORPORATION

Customers and Marketing. Most of the Company’s marine protein products are sold directly to approximately 600 customers by the Company’s agriproducts sales department, while a smaller amount is sold through independent sales agents. Product inventory was $66.9 million as of September 30, 2009 versus $62.1 million as of December 31, 2008.

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

During 2005, 2006 and 2008, the Company’s fish catch and resultant product inventories were reduced, primarily due to adverse weather conditions, and the Company further expanded its purchase and resale of other fish meals and oils (primarily Panamanian, Peruvian and Mexican fish meal and U.S. menhaden oil). Although operating margins from these activities are less than the margins typically generated from the Company’s base domestic production, these operations provide the Company with a source of fish meal and oil to sell into other markets, some of which the Company has not historically had a presence. During 2006, the Company purchased products totaling approximately 14,600 tons, or approximately 7% of total volume 2006 sales. During 2007, the Company purchased fish oil totaling approximately 5,500 tons, or approximately 9.1% of fish oil sales volumes for 2007. The Company did not purchase any fish meal or fish oil during 2008. During the nine months ended September 30, 2009, the Company purchased approximately 10,600 tons of fish meal, or approximately 10.3% of fish meal sales volumes for the same period.

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

Fish meal prices have historically borne a relationship to prevailing soybean meal prices (more weakly correlated in recent years), while prices for fish oil are generally influenced by prices for vegetable oils, such as

OMEGA PROTEIN CORPORATION

rapeseed, soybean and palm oils. Thus, the prices for the Company’s products are established by worldwide supply and demand relationships over which the Company has no control and tend to fluctuate significantly over the course of a year and from year to year. For example, during 2008, the Company experienced fish oil price increases of approximately 73.4% when compared to 2007, whereas palm oil and soy oil prices rose 35% and 43%, respectively. Beginning in the third quarter of 2008, pricing in the agricultural commodity markets began to decrease materially. Spot fish oil and fish meal prices have followed these general trends during the second half of 2008 and the first three quarters of 2009.

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

The ASMFC, an interstate compact commission sanctioned by federal law, conserves and manages the menhaden fishery throughout the stock’s coast-wide range. According to federal and ASMFC technical experts, the menhaden population is not over-fished and over-fishing is not occurring throughout its range. The Company supports the ASMFC’s goal of maintaining healthy populations of menhaden and the current research program designed to answer important ecological questions regarding menhaden in the Chesapeake Bay and coast-wide.

Because the research regarding menhaden is on-going, the ASMFC’s Atlantic Menhaden Management Board (“Board”) on May 5, 2009 approved a proposed three year extension of the existing cap through the initiation of an

OMEGA PROTEIN CORPORATION

addendum to the interstate Fishery Management Plan for Atlantic Menhaden. The Draft Addendum proposes to extend the previously enacted Chesapeake Bay reduction fishery harvest cap at the same level, for an additional three years (2011-2013) beyond its currently scheduled expiration date in 2010.

On August 19, 2009, the Board was presented with a draft addendum to extend the harvest cap. The Board voted to accept the draft addendum and permit public hearings on the harvest cap extension. Three states (Maine, Maryland, and Virginia) held hearings in order to receive comments on the addendum from the public. The Board’s final vote on this addendum will be held on November 3, 2009 at the ASMFC’s Annual Meeting.

If this addendum is fully adopted by the ASMFC as proposed, it will be necessary for the Virginia General Assembly to also adopt the extension of the Chesapeake Bay reduction fishery harvest cap, for an additional three years (2011-2013). The Virginia General Assembly is scheduled to begin its legislative session in January 2010.

Even though no evidence of localized depletion has been uncovered, ASMFC findings that menhaden are not over-fished and over-fishing is not occurring, the Company is supporting the proposed Addendum as a way to maintain the status quo while research on these matters continues.

On March 27, 2008, the Texas Parks and Wildlife Commission adopted regulations related to the menhaden reduction fishery in Texas waters which limits the Total Allowable Catch (“TAC”) to 31.5 million pounds annually. The regulations also allow for a 10% underage or overage in each year which is credited or deducted, as applicable, to the TAC in the following year.

The Company’s menhaden fish catch in Texas in 2008 was reported by the National Marine Fisheries Service to be 25.5 million pounds (approximately 11,600 metric tons), or approximately 2.8% of the Company’s total 2008 fish catch. The limitation is not expected to have a material adverse effect on the Company’s business, results of operation or financial condition. The Texas regulations were effective at the beginning of the 2009 fishing season.

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

Results of Operations

The following table sets forth as a percentage of revenues certain items of the Company’s operations for each of the indicated periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	97.5	80.6	94.6	74.8

Gross profit	2.5	19.4	5.4	25.2
Selling, general and administrative expense	6.1	7.6	7.8	8.6
Research and development expense	0.7	1.2	0.9	0.9
Loss resulting from natural disaster, net—2008	—	1.9	0.3	0.7
Insurance recoveries and other proceeds—2005	—	(2.1)	(2.2)	(0.8)
(Gain) loss on disposal of assets	0.2	1.0	0.1	0.5

Operating (loss) income	(4.5)	9.8	(1.5)	15.3
Interest income	0.1	0.2	0.1	0.2
Interest expense	(4.5)	(2.0)	(3.3)	(2.4)
Other (expense) income, net	(0.2)	0.2	(0.2)	—

(Loss) income before income taxes	(9.1)	8.2	(4.9)	13.1
(Benefit) provision for income taxes	(3.5)	2.5	(1.7)	4.6

Net (loss) income	(5.6)%	5.7%	(3.2)%	8.5%

Interim Results for the Third Quarters ended September 30, 2009 and September 30, 2008

Revenues. Revenues decreased $4.6 million, or 8.4%, from $54.5 million for the three months ended September 30, 2008 to $49.9 million for the three months ended September 30, 2009. The decrease in revenues was due to lower sales prices of 5.1% and 50.4% for the Company’s fish meal and fish oil, respectively, which was partially offset by higher sales volumes of 7.9% and 37.0%, respectively. Considering fish meal, fish oil and fish solubles sales activities in total, the Company experienced a $12.4 million decrease in revenues due to the material decline in sales prices and a $7.8 million increase in revenue caused by increased sales volumes, when comparing the three months ended September 30, 2009 to the three months ended September 30, 2008. The decrease in fish meal and fish oil prices is consistent with the general decline in pricing in the agricultural commodities markets globally.

OMEGA PROTEIN CORPORATION

Cost of sales. Cost of sales, including depreciation and amortization, for the quarter ended September 30, 2009 was $48.7 million, a $4.8 million increase, or 10.8%, as compared to the quarter ended September 30, 2008. Cost of sales as a percentage of revenues was 97.5% for the quarter ended September 30, 2009 as compared to 80.6% for the quarter ended September 30, 2008. The increase in cost of sales as a percentage of revenue was primarily due to the material decline in fish meal and fish oil sales prices as mentioned above, partially offset by a decrease in per unit production costs due to decreased energy and repair costs and slightly increased fish catch in the 2009 fishing season as compared to the 2008 fishing season.

Gross profit. Gross profit decreased $9.3 million, or 88.1%, from $10.6 million for the quarter ended September 30, 2008 to $1.3 million for the quarter ended September 30, 2009. Gross profit as a percentage of revenue was 2.5% for the quarter ended September 30, 2009 as compared to 19.4% for the quarter ended September 30, 2008. The decrease in gross profit as a percentage of revenue was primarily due to materially decreased sales prices for the Company’s fish meal and fish oil, partially offset by lower costs of production and slightly increased fish catch, as discussed above.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased $1.2 million, or 27.8%, from $4.2 million for the quarter ended September 30, 2008 to $3.0 million for the quarter ended September 30, 2009. The decrease was primarily due to decreased employee bonus accruals and reduced miscellaneous consulting costs incurred during the quarter ended September 30, 2009 as compared to the quarter ended September 30, 2008.

Research and development expenses. Research and development expenses decreased from approximately $0.6 million for the three months ended September 30, 2008 to approximately $0.4 million for the three months ended September 30, 2009. The decrease relates to costs of a specific project that took place during the quarter ended September 30, 2008 which had no costs during the current quarter ended.

(Gain) loss resulting from natural disaster, net—2008 storms. For the quarter ended September 30, 2008, the Company incurred losses, net of insurance receivable, of $1.0 million relating to damages incurred at its Abbeville and Cameron, Louisiana, fish processing facilities related to Hurricane Ike. The gains recognized during the current quarter ended September 30, 2009 were insignificant.

Insurance recoveries and other proceeds, net – 2005 storms. During the quarter ended September 30, 2008, the Company received a federal hurricane assistance grant of $1.2 million, net of fees, related to the impact of Hurricane Rita on the Company. There were no amounts recognized during the current quarter ended September 30, 2009.

Loss on disposal of assets. The loss on disposal of assets was $0.1 million for the three months ended September 30, 2009 as compared to a loss on disposal of assets of $0.5 million for the three months ended September 30, 2008. The losses were the result of disposals of miscellaneous assets in the ordinary course of business.

Operating (loss) income. As a result of the factors discussed above, the Company’s operating (loss) income decreased $7.5 million from operating income of $5.3 million for the quarter ended September 30, 2008 to an operating loss of $2.2 million for the quarter ended September 30, 2009. As a percentage of revenues, operating (loss) income decreased from an operating income percentage of 9.8% for the quarter ended September 30, 2008 to an operating loss percentage of 4.5% for the quarter ended September 30, 2009.

Interest income. Interest income decreased by $92,000 from $128,000 for the three months ended September 30, 2008 to $36,000 for the three months ended September 30, 2009. The decrease was primarily due to decreased interest rates experienced during the quarter ended September 30, 2009 as compared to the quarter ended September 30, 2008.

OMEGA PROTEIN CORPORATION

Interest expense. Interest expense increased $1.2 million, or 105.2%, from $1.1 million for the quarter ended September 30, 2008 to $2.3 million for the quarter ended September 30, 2009. The increase in interest expense is primarily due to the Company’s cash flow interest rate hedges becoming ineffective as the result of early debt repayments made during the quarter and debt refinancing subsequent to September 30, 2009 which resulted in $1.4 million of additional interest expense. This increase was partially offset by decreased interest expense as a result of decreased debt balances during the quarter ended September 30, 2009 as compared to the quarter ended September 30, 2008 and an increase in capitalized interest, which is netted against interest expense, for the current quarter which was greater than the prior year quarter due to increased spending on a particular capital project.

Other (expense) income, net. Other (expense) income, net increased by $189,000 from a net income of $107,000 for the quarter ended September 30, 2008 to a net expense of $82,000 for the quarter ended September 30, 2009. The increase was primarily due to an enterprise zone grant awarded to the Company by the Commonwealth of Virginia in the amount of $159,000 for the quarter ended September 30, 2008.

(Benefit) provision for income taxes. The Company recorded a $1.7 million benefit for income taxes for the quarter ended September 30, 2009 representing an effective tax rate of 38.1% for income taxes compared to 30.0% for the quarter ended September 30, 2008. The increase in the effective tax rate is primarily a result of the impact of certain nondeductible items and the reduced level of expected book income. The Company believes that it is more probable than not that the recorded estimated deferred tax asset benefits and state operating loss carry-forwards will be realized except for the amount for which a valuation allowance has been provided. The statutory tax rate of 34% for U.S. federal taxes was in effect for the three month periods ended September 30, 2009 and 2008.

Interim Results for the Nine Months ended September 30, 2009 and September 30, 2008

Revenues. Revenues decreased $15.9 million, or 11.5%, from $137.7 million for the nine month period ended September 30, 2008 to $121.8 million for the nine month period ended September 30, 2009. The decrease in revenues was due to lower sales prices of 3.5% and 35.1% for the Company’s fish meal and fish oil, respectively, and lower sales volumes of 0.5% for the Company’s fish meal, partially offset by increased sales volumes of 10.3% for the Company’s fish oil. Considering fish meal, fish oil and fish solubles sales activities in total, the Company experienced a $19.4 million decrease in revenues due to materially decreased sales prices and a $3.5 million increase in revenue caused by increased sales volumes, when comparing the nine month period ended September 30, 2009 to the nine month period ended September 30, 2008.

Cost of sales. Cost of sales, including depreciation and amortization, for the nine month period ended September 30, 2009 was $115.3 million, a $12.3 million increase, or 11.9%, as compared to the nine month period ended September 30, 2008. Cost of sales as a percentage of revenues was 94.6% for the nine month period ended September 30, 2009 as compared to 74.8% for the nine month period ended September 30, 2008. The increase in cost of sales as a percentage of revenue was primarily due to (1) increased 2008 per unit production costs realized from January 2009 to June 2009 due to increased energy, labor and repair costs and below average fish catch attributable to adverse weather conditions mainly associated with hurricane activity during the 2008 fishing season and (2) the material decline in fish oil sales prices.

Gross profit. Gross profit decreased $28.2 million, or 81.1%, from $34.8 million for the nine month period ended September 30, 2008 to $6.6 million for the nine month period ended September 30, 2009. Gross profit as a

OMEGA PROTEIN CORPORATION

percentage of revenue was 5.4% for the nine month period ended September 30, 2009 as compared to 25.2% for the nine month period ended September 30, 2008. The decrease in gross profit as a percentage of revenue for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 was primarily due to materially decreased sales prices for the Company’s fish meal and fish oil and higher costs of production and below average fish catch associated with the 2008 fishing season realized from January 2009 to June 2009, as discussed above.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased $2.3 million, or 19.5%, from $11.9 million for the nine month period ended September 30, 2008 to $9.6 million for the nine month period ended September 30, 2009. The decrease was primarily due to decreased employee bonus accruals and reduced miscellaneous consulting costs incurred during the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008.

Research and development expenses. Research and development expenses decreased from approximately $1.3 million for the nine month period ended September 30, 2008 to approximately $1.0 million for the nine month period ended September 30, 2009. The decrease is due to a certain research project during the nine month period ended September 30, 2008 that was not present during the nine month period ended September 30, 2009.

Loss resulting from natural disaster, net—2008 storms. For the nine months ended September 30, 2009, the Company incurred losses, net of insurance receivable, of $0.4 million as compared to $1.0 million for the nine months ended September 30, 2008, relating to damages incurred at its Abbeville and Cameron, Louisiana, fish processing facilities related to Hurricane Ike in 2008. The losses recognized during the nine months ended September 30, 2009 relate to clean up costs incurred and changes in estimated impairment costs of damaged fixed assets.

Insurance recoveries and other proceeds, net —2005 storms. For the nine month periods ended September 30, 2009 and 2008, the Company received federal hurricane assistance grants of $2.7 million and $1.2 million, net of fees, from the State of Mississippi and the State of Louisiana, respectively, related to the impact of Hurricanes Katrina and Rita on the Company.

Loss on disposal of assets. A loss of $0.1 million and a loss of $0.7 million on disposal of assets were recognized for the nine month periods ended September 30, 2009 and 2008, respectively. The losses were the result of disposals of miscellaneous assets in the ordinary course of business.

Operating (loss) income. As a result of the factors discussed above, the Company’s operating (loss) income decreased $22.9 million from an operating income of $21.0 million for the nine month period ended September 30, 2008 to an operating loss of $1.9 million for the nine month period ended September 30, 2009. As a percentage of revenues, operating (loss) income decreased from an operating income percentage of 15.3% for the nine month period ended September 30, 2008 to an operating loss percentage 1.5% for the nine month period ended September 30, 2009.

Interest income. Interest income decreased by $0.3 million from $0.4 million for the nine month period ended September 30, 2008 to $0.1 million for the nine month period ended September 30, 2009. The decrease was primarily due to decreased interest rates experienced during the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008.

Interest expense. Interest expense increased $0.7 million, or 22.5%, from $3.3 million for the nine month period ended September 30, 2008 to $4.0 million for the nine month period ended September 30, 2009. The increase in interest expense is primarily due to the Company’s cash flow interest rate hedges becoming ineffective

OMEGA PROTEIN CORPORATION

as the result of early debt repayments made during the current nine month period and debt refinancing subsequent to the nine month period ended September 30, 2009 which resulted in $1.4 million of additional interest expense. This increase was partially offset by decreased interest expense as a result of decreased debt balances during the nine month period ended September 30, 2009 as compared to the nine month period ended September 30, 2008 and an increase in capitalized interest, which is netted against interest expense, for the current nine month period which was greater than the prior year nine month period due to increased spending on a particular capital project.

Other (expense) income, net. Other expense, net increased by $279,000 from $17,000 for the nine month period ended September 30, 2008 to $296,000 for the nine month period ended September 30, 2009. The increase was primarily due to an enterprise zone grant awarded to the Company by the Commonwealth of Virginia in the amount of $159,000 for the nine months ended September 30, 2008 which was not recognized during the nine month ended September 30, 2009 and an increase in fees paid to the Company’s bank and related lenders.

(Benefit) provision for income taxes. The Company recorded a $2.0 million benefit for income taxes for the nine month period ended September 30, 2009 representing an effective tax rate of 33.4 % for income taxes compared to 35.2% for the nine month period ended September 30, 2008. The decrease in the effective tax rate is primarily a result of the impact of certain nondeductible items and the reduced level of expected book income. The Company believes that it is more probable than not that the recorded estimated deferred tax asset benefits and state operating loss carry-forwards will be realized except for the amount for which a valuation allowance has been provided. The statutory tax rate of 34% for U.S. federal taxes was in effect for the nine month periods ended September 30, 2009 and 2008.

Seasonal and Quarterly Results

The Company’s menhaden harvesting and processing business is seasonal in nature. The Company generally has higher sales during the menhaden harvesting season (which includes the second and third quarter of each year) due to increased product availability, but prices during the fishing season tend to be lower than during the off-season. Additionally, due to the sharp increase in spot fish oil prices during the first half of 2008 and subsequent decrease in spot fish oil prices during the second half of 2008 and first nine months of 2009, and the resultant decrease in gross profit margins for those products, any variation in the mix of product sales between quarters may result in significant variations of total gross profit margins. As a result, the Company’s quarterly operating results have fluctuated in the past and may fluctuate in the future. In addition, from time to time the Company may limit sales of inventory based on worldwide prices for competing products that affect prices for the Company’s products which may affect comparable period comparisons.

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

At September 30, 2009, the Company had an unrestricted cash balance of $11.9 million, down $2.1 million from December 31, 2008. This decrease was primarily due to capital expenditures of $15.2 million, costs incurred related to the beginning of the 2009 fishing season, and the repayment of debt of $21.2 million (including the prepayment of $16.6 million of the Senior Credit Facility on September 24, 2009), offset by (1) collection of insurance proceeds of $7.5 million received during the nine month period ended September 30, 2009 relating to

OMEGA PROTEIN CORPORATION

Hurricane Ike, (2) proceeds from a grant of $2.7 million, net of fees and expenses, received from the State of Mississippi related to Hurricane Katrina and (3) a significant collection and decrease in the accounts receivables balance as of September 30, 2009 versus December 31, 2008. The Company’s annual revenues and its resulting liquidity are highly dependent on annual fish catch, production yields, selling prices for its products and inventories available for sale. While the Company’s selling prices for its products increased in 2008 over 2007 and 2006, those increases were partially offset by higher energy, labor and repair costs and below average fish catch attributable to adverse weather conditions mainly associated with hurricane activity experienced during the 2008 fishing season, which resulted in significantly higher per unit inventory costs. The significantly higher per unit inventory costs related to the 2008 fishing season were carried forward into 2009 and adversely affected the Company’s first and second quarter 2009 cost of sales and gross profit. Although 2009 energy and repair production costs have decreased from the high levels of the 2008 fishing season and the 2009 harvest is slightly improved as compared to the 2008 fishing season, gross profits continue to be impacted by materially reduced sales prices which could impact future quarterly results.

The aggregate amount of the Company’s outstanding indebtedness at September 30, 2009 was approximately $37.8 million compared to approximately $59.0 million at December 31, 2008. This decrease was primarily due to the prepayment of $16.6 million of the Senior Credit Facility on September 24, 2009. The Company has a moderately leveraged financial structure, limiting its financial flexibility. In particular, the Company will be required to use a portion of its cash flows to pay principal and interest on its debt, which will reduce the amount of money the Company has for operations, capital expenditures, expansion, acquisitions or general corporate or other business activities. In addition, the covenants contained in the Company’s debt agreements limit its ability to borrow money in the future for acquisitions, capital expenditures or to meet the Company’s operating expenses or other general corporate obligations. See “Risk Factors—The Company has a substantial amount of indebtedness, which may adversely affect its ability to operate its business, remain in compliance with debt covenants and make payments on its debt.”

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

OMEGA PROTEIN CORPORATION

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

Source of Capital: Operations

Net cash flow provided by operating activities increased from approximately $3.8 million for the nine month period ended September 30, 2008 to $24.3 million for the nine month period ended September 30, 2009. The increase in operating cash flow is primarily attributable to changes in receivables and inventories.

Source of Capital: Debt

Net financing activities (used) provided cash of ($21.4) million and $7.5 million during the nine month periods ended September 30, 2009 and 2008, respectively. The nine month period ended September 30, 2009 included $21.4 million in debt and capital lease principal payments, including a prepayment of $16.6 million of the Senior Credit Facility. The nine month period ended September 30, 2008 included $4.8 million in debt and capital lease principal payments and $12.3 million in proceeds and tax effects received from stock options exercised.

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

On December 1, 2005, pursuant to the Title XI program, the FFP approved a second financing application made by the Company in the amount of $16.4 million (the “Second Approval Letter”). In May 2006, the Company submitted a $6.3 million financing request under the Second Approval Letter. The Company closed on the $6.3 million financing in the first quarter of 2007. In September 2009, the Company submitted a $10.0 million financing request under the remaining Second Approval Letter which it anticipates closing in the fourth quarter of 2009. As of September 30, 2009, the Company had approximately $26.5 million of borrowings outstanding under Title XI and was in compliance with all of the covenants contained therein.

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

OMEGA PROTEIN CORPORATION

The Company entered into interest rate swap agreements with a notional amount as indicated below that are scheduled to mature in March 2012. Under these agreements, the Company receives a floating rate based on the LIBOR interest rate, and pays a fixed rate as indicated below on the various notional amounts.

Date of Contract	Original Notional Amount	Contracted Interest Rate	Total Liability as of September 30, 2009	Total Deferred Tax Asset as of September 30, 2009	Notional Amount as of September 30, 2009
April 4, 2007	$19,950,000	5.16%	$(1,046,700)	$—	$15,212,000
February 7, 2008	10,237,500	3.36%	(291,900)	—	8,006,000
March 19, 2008	4,436,250	2.96%	(101,600)	—	3,469,000

			$(1,440,200)	$—	$26,687,000

On September 24, 2009, the Company paid $16.6 million of the borrowing outstanding under the Term Loan. On October 21, 2009, the Company entered into a Loan Agreement with Wells Fargo Bank N.A. (“the Loan Agreement”) which replaced the Senior Credit Facility. As a consequence of the debt prepayment and refinancing, the Company determined that the forecasted interest payments associated with the interest rate swaps were probably unlikely to occur. As a result, hedge accounting relating to the interest rate swaps was discontinued and all amounts previously recognized in accumulated other comprehensive loss were reclassified to earnings as of September 30, 2009. For the three and nine months ended September 30, 2009, $1.4 million was recognized as interest expense in the Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income. The interest rate swap agreements remained outstanding as of September 30, 2009.

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

OMEGA PROTEIN CORPORATION

As of September 30, 2009, the Company was not in compliance with the Consolidated Fixed Charge Coverage Ratio. This covenant violation did not impact the Company’s financial position given that the Senior Credit Facility was replaced with the Loan Agreement, as described below.

The Senior Credit Facility, originally scheduled to terminate on March 26, 2012 (the “Maturity Date”), was paid in full on October 21, 2009. For a more detailed description of the terms and conditions of the Credit Agreement, see the Company’s Current Report on Form 8-K filed with the SEC on March 30, 2007.

As of September 30, 2009, the Company had $11.4 million outstanding under the Term Loan and approximately $2.8 million in letters of credit issued primarily in support of worker’s compensation insurance programs. The Company has no off-balance sheet arrangements other than normal operating leases and standby letters of credit.

On October 21, 2009, the Company entered into the Loan Agreement with Wells Fargo Bank which provides the Company with a senior secured credit facility consisting of a 3-year revolving credit facility of up to $35 million, including a $7.5 million sub-limit for the issuance of standby letters of credit, and is secured by substantially all of the Company’s assets except for those already pledged in connection with existing federal Fisheries Finance Program loans. The Loan Agreement replaces the Company’s Senior Credit Facility, under which, just prior to closing, $11.4 million was outstanding under the Term Loan and $2.8 million was outstanding under letters of credit. The Company repaid the Term Loan at closing and the letters of credit were transferred to Wells Fargo Bank.

The Loan Agreement will bear interest at Libor plus an applicable margin and requires the Company to comply with various affirmative and negative covenants affecting its business and operations. In addition, the Company is required to comply with the following financial covenants:

•

The Company is required to maintain on a consolidated basis a ratio of Total Liabilities (as defined in the Loan Agreement) excluding the non-current portion of Subordinated Liabilities (as defined in the Loan Agreement) to Tangible Net Worth (as defined in the Loan Agreement) not exceeding 1.00 to 1.00.

•

The Company is required to maintain on a consolidated basis Tangible Net Worth equal to at least the sum of the following: (a) $130,000,000, plus (b) 50% of net income (if positive, with no deduction for losses) earned in each quarterly accounting period commencing after December 31, 2009, plus (c) 100% of the net proceeds from any Equity Interests (as defined in the Loan Agreement) issued after the date of the Loan Agreement, plus (d) 100% of any increase in stockholders’ equity resulting from the conversion of debt securities to equity interests after the closing date.

•	The Company is required to maintain on a consolidated basis an Asset Coverage Ratio (as defined in the Loan Agreement) of at least 2.50 to 1.00.

•

The Company (a) may not incur on a consolidated basis a net loss before taxes and extraordinary items in any two consecutive quarterly accounting periods, commencing with the fiscal quarter ending September 30, 2010, and (b) may not incur on a consolidated basis a net loss before taxes and extraordinary items for any annual accounting period, commencing with the fiscal year ending December 31, 2010.

OMEGA PROTEIN CORPORATION

In connection with the termination of the Senior Credit Facility, the Company realized approximately $1.4 million in interest expense due to interest rate swaps which became ineffective as a result of the debt prepayment in the Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income for the quarter ended September 30, 2009. In addition, the Company expects to incur approximately $0.4 million in the fourth quarter of 2009 related to the write-off of loan origination costs associated with the Senior Credit Facility.

Use of Capital: Operations

Net investing activities used cash of $5.0 million and $15.3 million for the nine month periods ended September 30, 2009 and 2008, respectively. The Company’s investing activities consist mainly of capital expenditures for equipment purchases, replacements, vessel refurbishments, and fish oil refining processes. The Company made capital expenditures of approximately $15.2 million and $16.6 million, for the nine month periods ended September 30, 2009 and 2008, respectively. The Company anticipates making approximately $1.5 million in additional capital expenditures during the remainder of 2009 primarily for the refurbishment of vessels and plant assets and for the repair of certain equipment. Investing activities also includes the receipt of a grant of $2.7 million, net of fees and expenses, related to the impact of Hurricane Katrina, from the State of Mississippi, and the receipt of $7.5 million in proceeds from insurance companies relating to Hurricane Ike, for the nine month period ended September 30, 2009. For the nine month period ended September 30, 2008, investing activities also included the receipt of $0.1 million related to proceeds from disposition of assets and $1.2 million in proceeds related to federal hurricane recovery grant.

The Company believes that the existing cash, cash equivalents, short-term investments, cash flow from operations and funds available through the Loan Agreement and/or Title XI indebtedness described above will be sufficient to meet its working capital and capital expenditure requirements through at least the next twelve months.

Use of Capital: Acquisitions

The Company from time to time considers potential transactions including, but not limited to, enhancement of physical facilities to improve production capabilities and the acquisition of other businesses. Certain of the potential transactions reviewed by the Company would, if completed, result in its entering new lines of business (generally including certain businesses to which the Company sells its products such as pet food manufacturers, aquaculture feed manufacturers, fertilizer companies and organic foods manufacturers and distributors), although historically, reviewed opportunities have been generally related in some manner to the Company’s existing operations or which would have added new protein products to the Company’s product lines. Although the Company does not explicitly budget for acquisitions and, as of the date hereof, does not have any commitment with respect to a material acquisition, it could enter into such agreement in the future. Depending on the size of the acquisition, the Company would expect to finance the transaction using internally generated cash flows and its current credit agreements, or, if necessary, equity or debt financings. The Company cannot assure that such financings will be available on acceptable terms, if at all.

OMEGA PROTEIN CORPORATION

Use of Capital: Contractual Obligations

The following tables aggregate information about the Company’s contractual cash obligations and other commercial commitments (in thousands) as of September 30, 2009:

	Payments Due by Period
Contractual Cash Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years
Long Term Debt (1)	$37,832	$2,304	$16,426	$5,135	$13,967
Capital lease obligation	1,717	351	940	426	—
Interest on long term debt and capital lease obligation	12,603	2,677	4,598	2,247	3,081
Operating lease obligations	10,326	2,393	3,978	3,246	709
Pension Funding	11,382	202	6,750	3,520	910
Energy Commitments (2)	2,917	2,917	—	—	—

Total Contractual Cash Obligations	$76,777	$10,844	$32,692	$14,574	$18,667

(1)	The Company prepaid $11.4 million of Term Loan debt on October 21, 2009 which is included as part of the $16.4 million (1 to 3 years) in the table above.
(2)	As of September 30, 2009, the Company had normal purchase commitments for energy usage of approximately $2.9 million that will be delivered in quantities expected to be used in the normal course of business during the remaining 2009 fishing season.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, the financial condition of the Company is exposed to minimal market risk associated with interest rate movements on the Company’s borrowings. To mitigate this risk, the Company has entered into interest rate swap agreements to effectively lock-in the LIBOR component of certain debt instruments. A one percent increase or decrease in the levels of interest rates on variable rate debt would not result in a material change to the Company’s results of operations.

The Company is also exposed to market risk associated with natural gas and diesel prices. To partially mitigate this risk, the Company forward purchased a portion of its expected natural gas, Bunker C, and diesel usage for 2009. Additionally, during the nine months ended September 30, 2009, the Company purchased natural gas and heating oil swaps related to a portion of its expected natural gas, Bunker C, and diesel usage for 2010 and 2011. The Company is currently exposed to market risk associated with increases in natural gas, Bunker C, and diesel prices related to the portion not forward-purchased for 2009 and not covered by swaps for 2010 and 2011.

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

On August 31, 2007, the Company filed a lawsuit in the District Court of Harris, Texas 295th Judicial District, against its prior insurance broker, Aon Risk Services of Texas, who procured the Company’s property insurance policies for the 2005/2006 policy year, which were the subject of prior litigation as a result of claims relating to Hurricanes Rita and Katrina. The Company’s lawsuit against Aon alleges negligent procurement, negligent misrepresentation, breach of contract and violations of Texas insurance and consumer protection laws. Trial has been set for this matter for April 2010.

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

Risks Relating to the Company’s Business and Industry:

The Company is dependent on a single natural resource and may not be able to catch the amount of menhaden that it requires to operate profitably. The Company’s primary raw material is menhaden. The

OMEGA PROTEIN CORPORATION

Company’s business is totally dependent on its annual menhaden harvest in ocean waters along the U.S. Atlantic and Gulf coasts. The Company’s ability to meet its raw material requirements through its annual menhaden harvest fluctuates from year to year and month to month, due to natural conditions over which the Company has no control. These natural conditions, which include varying fish population, adverse weather conditions and fish disease, may prevent the Company from catching the amount of menhaden required to operate profitably. In 2008, the Company experienced below average fish catch primarily due to adverse weather conditions relating to hurricane activity, which, in conjunction with increased cost of production, increased per unit costs that adversely impacted earnings in 2008 and the first three quarters of 2009.

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

Fluctuation in “oil yields” derived from the Company’s fish catch could impact the Company’s ability to operate profitably. The “oil yield,” or the percentage of oil derived from the menhaden fish, while it is relatively high compared to many species of fish, has fluctuated over the years and from month to month due to natural conditions relating to fish biology over which the Company has no control. For example, the Company’s oil yields for the 2006 fishing season were lower by 28% compared to those in the 2005 fishing season and were lower by 24% compared to the Company’s 10 year oil yield average. The Company believes that the causes of lower fish oil yields relate to fish diet, weather and water temperature but such causes are not generally well understood. Poor oil yields result in significantly higher per unit inventory costs and fewer volumes available for future sale and, as a result, have at times materially impacted the amount of fish oil that the Company has been able to produce from its available fish catch. Oil yields for the nine months ended September 30, 2009 have been consistent with those experienced over the last several years. It is possible that oil yields in the future could adversely impact the Company’s ability to operate profitably.

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

OMEGA PROTEIN CORPORATION

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

Another example is two bills that would have banned commercial menhaden fishing introduced in October 2007 in the U.S. House of Representatives (H.R. 3840 and H.R. 3841) by two congressmen representing portions of New Jersey and Maryland, areas where the Company has no operations. The bills were never moved out of committee, but the enactment of either of the bills, or any restrictions similar to those described in the bills, would have a material adverse effect on the Company’s business, results of operations and financial condition.

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

Worldwide supply and demand relationships, which are beyond the Company’s control, influence the prices that the Company receives for many of its products and may from time to time result in low prices for many of the Company’s products. Prices for many of the Company’s products are subject to, or influenced by, worldwide supply and demand relationships over which the Company has no control and which tend to fluctuate to a significant extent over the course of a year and from year to year. For example, during 2008, the Company experienced fish oil price increases of approximately 73.4% when compared to 2007. Beginning in the third quarter of 2008, pricing in the agricultural commodity markets began to decrease. Spot fish oil and fish meal prices have followed these general trends by decreasing during the second half of 2008 and into the first three quarters of 2009. For the first nine months of 2009, the Company’s fish oil prices have

OMEGA PROTEIN CORPORATION

declined approximately 35.1% as compared to 2008. The factors that influence these supply and demand relationships are world supplies of fish meal made from other fish species, animal proteins and fats, palm oil, rapeseed oil, soy meal and oil, and other edible oils.

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

Risks Relating to the Company’s Ongoing Operations:

The Company has a substantial amount of indebtedness, which may adversely affect its ability to operate its business, remain in compliance with debt covenants and make payments on its debt. As of September 30, 2009, the aggregate amount of the Company’s outstanding indebtedness under its Senior Credit Facility and its loan agreements under the Title XI Fisheries Finance Program was approximately $37.8 million. The Company’s outstanding indebtedness could have important consequences for you, including the following:

•

the Company’s ability to meet its expenses and debt obligations will depend on its future performance, which will be affected by financial, business, economic, regulatory and other factors. The Company will not be able to control many of these factors, such as economic conditions and governmental regulation. The Company cannot be certain that its earnings will be sufficient to allow it to pay the principal and interest on its existing or future debt and meet its other obligations. If the Company does not have enough money to service its existing or future debt, it may be required to refinance all or part of its existing or future debt, sell assets, borrow more money or raise equity. The Company may not be able to refinance its existing or future debt, sell assets, borrow more money or raise equity on terms acceptable to it, if at all. As of September 30, 2009, given the recent economic conditions the Company is facing such as materially reduced fish oil sales prices and increased costs of sales related to the 2008 fishing season inventory, the Company was not in compliance with the Consolidated Fixed Charge Coverage Ratio under its Senior Credit Facility. This covenant violation did not impact the Company’s financial position given that the Senior Credit Facility was terminated and replaced with the Loan Agreement. The Loan Agreement entered into on October 21, 2009 with Wells Fargo Bank N.A., requires the Company remain in compliance with certain financial covenants for the remainder of its term.

•

it may be more difficult for the Company to satisfy its obligations with respect to the Loan Agreement and its loan agreements under the Title XI Fisheries Finance Program, and any failure to comply with the obligations of any of the agreements governing such indebtedness, including financial and other restrictive covenants, could result in an event of default under such agreements;

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

OMEGA PROTEIN CORPORATION

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

OMEGA PROTEIN CORPORATION

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

OMEGA PROTEIN CORPORATION

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

The Company’s Loan Agreement and other Fisheries Finance Program loan agreements contain covenants and restrictions that may limit the Company’s financial flexibility. The Company’s Loan Agreement and the Company’s loan agreements under the Title XI Fisheries Finance Program contain various covenants and restrictions such as prohibitions on dividends and stock repurchases without the lender’s consent. The Loan Agreement also contains various financial covenants that the Company must comply with.

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

For example:

•	we may not be able to obtain modifications to the financial covenants under the Loan Agreement, if necessary, on acceptable terms, if at all;

•	the demand for fishmeal and oil may decline due to the deteriorating economic conditions which could negatively impact the revenues, margins and profitability of our business;

•	we may be unable to obtain adequate funding under the Loan Agreement or future credit agreements due to lending counterparties being unwilling or unable to meet their funding obligations;

•	the tightening of credit or lack of credit availability to our customers could adversely affect our ability to collect our trade receivables;

•	our ability to access the capital markets may be restricted at a time when we would like, or need, to raise capital for our business including for capital expenditures or acquisitions;

•	changes in the value of plan assets for our defined benefit plan may result in increased benefit costs and may increase the amount and accelerate the timing of required future contributions; or

OMEGA PROTEIN CORPORATION

•	our commodity hedging arrangements could become ineffective if our counterparties are unable to perform their obligations or seek bankruptcy protection.

The limited liquidity for the Company’s common stock could affect your ability to sell your shares at a satisfactory price. The Company’s common stock is relatively illiquid. As of September 30, 2009, the Company had approximately 18.7 million shares of common stock outstanding. The average daily trading volume in the common stock during the prior 60 calendar days ending on that date was approximately 150,000 shares. A more active public market for the Company’s common stock, however, may not develop, which would continue to adversely affect the trading price and liquidity of the common stock. Moreover, a thin trading market for the common stock causes the market price for the common stock to fluctuate significantly more than the stock market as a whole. Without a large float, the Company’s common stock is less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of the common stock may be more volatile. In addition, in the absence of an active public trading market, you may be unable to liquidate your investment in the Company at a satisfactory price.

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

The number of shares of the Company’s common stock eligible for future sale could adversely affect the market price of its stock. The Company had outstanding options to purchase approximately 1.3 million shares of its common stock with a weighted average exercise price of $5.44 per share as of September 30, 2009. These shares of common stock are registered for resale on currently effective registration statements. Certain of the Company’s officers and directors have, from time to time, entered into Rule 10b5-1 sales plans with brokers unaffiliated with the Company whereby they have committed to sell automatically and without discretion a predetermined number of shares of the Company’s common stock over a period of time according to their own individual criteria. The issuance of a significant number of shares of common stock upon the exercise of stock options, or the availability for sale, or sale, of a substantial number of the shares of common stock eligible for future sale under effective registration statements, under Rule 144 or otherwise, could adversely affect the market price of the common stock.

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

OMEGA PROTEIN CORPORATION

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

The Company has not paid dividends and does not expect to pay dividends in the near future. The Company has never declared or paid any cash dividends on its common stock since it became a public company in April 1998 and has no intention to do so in the near future. Any determination as to payment of dividends will be made at the discretion of the Company’s Board of Directors and will depend upon the Company’s operating results, financial condition, capital requirements, general business conditions and such other factors that the Board of Directors deems relevant. In addition, the payment of cash dividends is not permitted by the terms of the Company’s Loan Agreement.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description of Exhibit

10.1*	Letter Agreement between the Company and Dr. Mark E. Griffin dated June 12, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 15, 2009).

10.2*	Loan Agreement dated as of October 21, 2009 by and among Omega Protein Corporation, Omega Protein, Inc., and Wells Fargo Bank, National Association (“Wells Fargo”) (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on October 23, 2009).

10.3*	Revolving Note dated as of October 21, 2009 executed by Omega Protein Corporation and Omega Protein, Inc. and made payable to Wells Fargo (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the SEC on October 23, 2009).

10.4*	Guaranty Agreement dated as of October 21, 2009 by Protein Finance Company, Omega International Marketing Company, Omega International Distribution

OMEGA PROTEIN CORPORATION

Company, Omega Shipyard, Inc., and Protein Industries, Inc. (collectively, the “Guarantors”) in favor of Wells Fargo (incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed with the SEC on October 23, 2009).

10.5*	Security and Pledge Agreement dated as of October 21, 2009 among Omega Protein Corporation, Omega Protein, Inc., the Guarantors and Wells Fargo (incorporated by reference to Exhibit 10.4 to the Company’s current report on Form 8-K filed with the SEC on October 23, 2009).

10.6*	First Preferred Fleet Mortgage dated as of October 21, 2009 given by Omega Protein, Inc. to Wells Fargo (incorporated by reference to Exhibit 10.5 to the Company’s current report on Form 8-K filed with the SEC on October 23, 2009) .

10.7*	Aircraft Security Agreement dated as of October 21, 2009 among Omega Protein Corporation, Omega Protein, Inc., the Guarantors and Wells Fargo (incorporated by reference to Exhibit 10.6 to the Company’s current report on Form 8-K filed with the SEC on October 23, 2009).

10.8*	Multiple Indebtedness Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated as of October 21, 2009 executed by Omega Protein, Inc., in favor of Wells Fargo (St. Mary Parish, Louisiana) (incorporated by reference to Exhibit 10.7 to the Company’s current report on Form 8-K filed with the SEC on October 23, 2009).

10.9*	Deed of Trust, Assignment of Lease and Rents, Security Agreement and Fixture Filing dated as of October 21, 2009 executed by Omega Protein, Inc. in favor of Victor N. Tekell, as Trustee, and Wells Fargo (Jackson County, Mississippi) (incorporated by reference to Exhibit 10.8 to the Company’s current report on Form 8-K filed with the SEC on October 23, 2009).

10.10*	Deed of Trust, Assignment of Lease and Rents, Security Agreement and Fixture Filing dated as of October 21, 2009 executed by Omega Protein, Inc. in favor of American Securities Company of Missouri, a Missouri corporation, as Trustee, and Wells Fargo (City of St. Louis, Missouri) (incorporated by reference to Exhibit 10.9 to the Company’s current report on Form 8-K filed with the SEC on October 23, 2009).

10.11*	Deed of Trust, Assignment of Lease and Rents, Security Agreement and Fixture Filing dated October 21, 2009 executed by Omega Protein, Inc. in favor of Richard Lowndes Burke and Jenny P. Jones, residents of Virginia, as Trustee, and Wells Fargo (Northumberland County, Virginia) (incorporated by reference to Exhibit 10.10 to the Company’s current report on Form 8-K filed with the SEC on October 23, 2009).

10.12*	Amendment to Letter Agreement dated October 21, 2009, between Omega Protein Corporation and Joseph E. Kadi (incorporated by reference to Exhibit 10.11 to the Company’s current report on Form 8-K filed with the SEC on October 23, 2009).

OMEGA PROTEIN CORPORATION

10.13*	Amendment to Letter Agreement dated October 21, 2009, between Omega Protein Corporation and Dr. Mark E. Griffin (incorporated by reference to Exhibit 10.12 to the Company’s current report on Form 8-K filed with the SEC on October 23, 2009).

31.1	Rule 13a-14(a)/15d-14(a) Certification for Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification for Chief Financial Officer.

32.1	Section 1350 Certification for Chief Executive Officer.

32.2	Section 1350 Certification for Chief Financial Officer.

*	Incorporated by reference

OMEGA PROTEIN CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMEGA PROTEIN CORPORATION
(Registrant)

November 3, 2009	By:	/S/ ROBERT W. STOCKTON
(Executive Vice President, Chief Financial Officer)