Form 10-K
period 2009-12-31
OMEGA PROTEIN CORP
filed 2010-03-10
CIK 1053650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐            Small reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $75,745,358 as of June 30, 2009 (computed by reference to the quoted closing price of the registrant’s common stock on the New York Stock Exchange on June 30, 2009). Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On March 5, 2010, there were outstanding 18,727,446 shares of the Company’s common stock, $0.01 par value.

Documents incorporated by reference: Portions of the registrant’s definitive proxy statement for its 2010 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2009, are incorporated by reference to the extent set forth in Part III of this Form 10-K.

OMEGA PROTEIN CORPORATION

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

The Company produces and sells a variety of protein and oil products derived from menhaden, a species of wild herring-like fish found along the Gulf of Mexico and Atlantic coasts. The fish are not genetically modified or enhanced. The Company processes several grades of fish meal, as well as fish oil and fish solubles. The Company’s fish meal products are primarily used as a protein ingredient in animal feed for swine, cattle, aquaculture and household pets. Fish oil is utilized for animal and aquaculture feeds, industrial applications, additives to human food products and as dietary supplements. The Company’s fish solubles are sold primarily to livestock feed manufacturers, aquaculture feed manufacturers and for use as an organic fertilizer. See “Company Overview—Products—Fish Meal” and “—Fish Oil.”

All of the Company’s products contain healthy long-chain Omega-3 fatty acids. Omega-3 fatty acids are commonly referred to as “essential fatty acids” because human and animal bodies do not produce them. Instead, essential fatty acids must be obtained from outside sources, such as food or special supplements. Long-chain Omega-3s are also commonly referred to as a “good fat” for their health benefits, as opposed to “bad fats” that create or aggravate health conditions through long-term consumption. Scientific research suggests that long-chain Omega-3s as part of a balanced diet may provide significant benefits for health issues such as cardiovascular disease, inflammatory conditions and other ailments.

Under its production process, the Company produces OmegaPure®, a taste-free, odorless refined fish oil which is the only marine source of long-chain Omega-3’s directly affirmed (as opposed to self affirmed) by the U.S. Food and Drug Administration (“FDA”) as a food ingredient that is Generally Recognized as Safe (“GRAS”). See “Company Overview—Products—Food Grade Oils.”

The Company operates four menhaden processing plants: two in Louisiana, one in Mississippi and one in Virginia. The Company also operates a Health and Science Center in Reedville, Virginia, which provides 100-metric tons per day fish oil processing capacity for the Company’s food, industrial and feed grade oils. The Company’s technical center in Houston, Texas – The OmegaPure Technology and Innovation Center, has food science application labs as well as analytical, sensory, lipids research and pilot plant capabilities. See “Company Overview—Meal and Oil Processing Plants” and “OmegaPure Technology and Innovation Center.”

The Company operates through two primary subsidiaries: Omega Protein, Inc. and Omega Shipyard, Inc. Omega Protein, Inc. is the Company’s principal operating subsidiary for its menhaden processing business and is the successor to a business conducted since 1913. Omega Shipyard, Inc. owns a drydock facility in Moss Point, Mississippi, which is used to provide shoreside maintenance for the Company’s fishing fleet and, subject to outside demand and excess capacity, occasionally for third-party vessels. Revenues from shipyard work for third-party vessels in 2009 were not material. The Company also has a number of other immaterial direct and indirect subsidiaries.

Geographic Information

The Company operates within one industry segment, menhaden fishing, for the production and sale of fish meal, fish solubles and fish oil. Export sales of fish oil and fish meal were approximately $81 million, $81 million, and $66 million in 2009, 2008, and 2007, respectively. Such sales were made primarily to Asian, European and Canadian markets. In 2009, 2008 and 2007, sales to the Company’s top customer were approximately $17.7 million, $20.4 million and $12.6 million, respectively. This customer was different for each of the three years.

The following table shows the geographical distribution of revenues (in thousands) based on location of customers:

	Years Ended December 31,
	2009		2008		2007
	Revenues	Percent	Revenues	Percent	Revenues	Percent
U.S.	$83,749	50.8%	$96,335	54.3%	$91,461	58.2%
Mexico	989	0.6	4,790	2.7	8,643	5.5
Europe	19,454	11.8	26,257	14.8	12,258	7.8
Canada	10,551	6.4	12,951	7.3	11,315	7.2
Asia	48,139	29.2	26,789	15.1	24,358	15.5
South & Central America	1,979	1.2	10,290	5.8	9,114	5.8

Total	$164,861	100.0%	$177,412	100.0%	$157,149	100.0%

Company Overview

Business. Omega is the largest U.S. producer of protein-rich meal and oil derived from marine sources. The Company’s products are produced from menhaden (a herring-like fish found in commercial quantities), and include regular grade and value-added specialty fish meals, crude and refined fish oils and fish solubles.

Fishing. The Company’s principal raw material is menhaden, a species of fish that inhabits coastal and inland tidal waters in the United States. Menhaden usually school in large, tight clusters and are commonly found in warm, shallow waters. Spotter aircraft locate the schools and direct the fishing vessels to them. The principal fishing vessels transport two 40-foot purse boats, each carrying several fishermen and one end of a 1,500-foot net. The purse boats encircle the school and capture the fish in the net. The fish are then pumped from the net into refrigerated holds of the fishing vessel or onto a carry vessel, and then are unloaded at the Company’s processing plants. “Carry vessels” do not engage in active fishing but instead carry fish from the Company’s offshore fishing vessels or nets to its plants. Utilization of carry vessels increases the amount of time that certain of the Company’s fishing vessels remain offshore fishing productive waters and therefore increases the Company’s fish catch per vessel employed. The carry vessels have reduced crews and crew expenses and incur less maintenance cost than the actual fishing vessels.

At December 31, 2009, the Company owned a fleet of 50 fishing vessels and 34 spotter aircraft for use in its fishing operations and also leased additional aircraft where necessary to facilitate operations. During the 2009 fishing season in the Gulf of Mexico, which runs from mid-April through October, the Company operated 31 fishing and carry vessels and 28 spotter aircraft. The fishing area in the Gulf is generally located along the Gulf Coast, with a concentration off the Louisiana and Mississippi coasts. The fishing season along the Atlantic coast begins in early May and usually extends into December. During the 2009 season, the Company operated 10 fishing vessels and 8 spotter aircraft along the Mid-Atlantic coast, concentrated primarily in and around Virginia and North Carolina. The remaining fleet of fishing vessels and spotter aircraft are not routinely operated during the fishing season and are back-up to the active fleet, used for other transportation purposes, inactive or in the process of refurbishment in the Company’s shipyard.

As discussed above, the menhaden industry has historically harvested fish by means of a paired seine technique which utilizes two forty-foot long, open cockpit boats, or “purse boats”, each carrying and deploying half of a purse seine net. The Company has designed what it believes could be an innovative new approach to menhaden fishing which involves a single catamaran style vessel to replace the two purse boats. The Company believes that a single catamaran vessel may provide a superior method of fishing compared to the twin purse boats because the catamaran can operate with fewer crewmembers, can operate for long periods independently of the main fishing vessel and can be propelled by high volume, low pressure water jets which should result in quieter operation and thus increased fishing harvests. The Company has constructed one prototype catamaran vessel (at a cost of $1.3 million) and has preliminarily tested the vessel in basic sea-trials. The Company intends to continue to test and utilize this catamaran prototype during its 2010 fishing season in the Gulf of Mexico. If the prototype vessel performs well in 2010, the Company intends to evaluate how this new design might allow it to reconfigure its fishing fleet to operate more efficiently.

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

Meal and Oil Processing Plants. The Company operates four meal and oil processing plants, two in Louisiana, one in Mississippi and one in Virginia, where the menhaden are processed into three general product types: fish meal, fish oil and fish solubles. The Company’s processing plants are located in coastal areas near the Company’s fishing fleet. Annual volume processed varies depending upon menhaden catch. Each plant maintains a dedicated dock to unload fish, fish processing equipment and product storage facilities. The fish are unloaded from the fishing vessels into storage boxes and then conveyed into steam cookers. The fish are then passed through presses to remove most of the oil and water. The solid portions of the fish are dried and ground into fish meal. The liquid that is produced in the cooking and pressing operations contains oil, water, dissolved protein and some fish solids. This liquid is decanted to remove the solids and is put through a centrifugal oil and water separation process. The separated fish oil is a finished product called crude oil. The separated water and protein mixture is further processed through evaporators to recover the soluble protein, which can be sold as a finished product or added to the solid portions of the fish for processing into fish meal.

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

OmegaPure Technology and Innovation Center. The Company’s OmegaPure Technology and Innovation Center located in Houston, Texas is dedicated to further developing the Company’s OmegaPure® food grade Omega-3 product line. The facility has food science application labs, as well as analytical, sensory and pilot plant capabilities. The facility also has a lipids research lab where the Company plans to continue to develop new Omega-3 products that have improved functionality and technical characteristics.

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

FAQ Meal. FAQ (Fair Average Quality) Meal, the Company’s commodity grade fish meal, guarantees a protein content of at least 60%. This product typically is used in protein blends for catfish, pets and other animals.

Fish Oil. The Company produces crude unrefined fish oil, refined fish oil and food grade oils.

Unrefined Fish Oil. Unrefined fish oil (also referred to as crude fish oil) is the Company’s basic fish oil product. This grade of fish oil has not undergone any portion of the refining process. The Company’s markets for crude fish oil have changed over the past decade. In the 1990’s, the Company’s main crude fish oil market, which accounted for greater than 90% of the Company’s production, was the manufacturers of hydrogenated oils for human consumption such as margarine and shortening. In 2007, 2008 and 2009, the Company estimates that approximately 67%, 60% and 66% of its crude fish oil was sold as a feed ingredient to the aquaculture industry, respectively. The development of the worldwide aquaculture industry has resulted in steady demand for fish oils in order to improve feed efficiency, nutritional value, survivability and health of farm-raised fish species.

Refined Fish Oil. The Company’s refined fish oils come in three basic grades. Refined oils also include industrial grade oils which are used in a variety of industrial applications.

Feed Grade Oils. Feed grade menhaden oil is processed and refined to offer a high Omega-3 oil for use in premium pet, aquaculture and livestock feeds, as well as agricultural and attractant applications. The processing reduces free fatty acids, color and oxidative precursors while enhancing Omega-3 fatty acids for incorporation in the final feed to enhance skin and coat conditioning, reproductive performance, and immunity. Kosher products are available. The Company’s refined feed grade fish oils are sold in two basic grades under the name Virginia Prime™. Virginia Prime GoldTM fish oil is alkali refined, bleached and then fractionated. Virginia Prime Platinum™ fish oil is alkali refined, bleached, fractionated and then deodorized.

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

In 2007, the Company opened its technical center in Houston, Texas – The OmegaPure Technology and Innovation Center. The technical center has food science application labs, as well as analytical, sensory and pilot plant capabilities. The technical center also has a lipids research lab where the Company plans to continue to develop new Omega-3 products that have improved functionality and technical characteristics.

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

The Company sells a portion of its products on a two-to-twelve-month forward contract basis with the balance sold on a spot basis through purchase orders. During 2007, 2008 and 2009 approximately 50%, 65% and 50%, respectively, of the Company’s fish meals and crude fish oil had been sold on a forward contract basis prior to those years’ respective fishing season. The percentage of fish meal and crude fish oil sold on a forward contract basis will fluctuate from year to year based upon perceived market availability and forward price expectations.

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

Customers and Marketing. Most of the Company’s marine protein products are sold directly to approximately 320 customers by the Company’s agriproducts sales department, while a smaller amount is sold through independent sales agents. Product inventory was $47.2 million as of December 31, 2009 versus $62.1 million as of December 31, 2008.

The Company’s fish meal is sold primarily to domestic feed producers for utilization as a high-protein ingredient for the swine, aquaculture, dairy and pet food industries. Crude fish oil sales primarily involve export markets where the fish oil is used as an ingredient in aquaculture feeds. Over the past decade, increasing percentages of the Company’s fish meal and oil products have been sold into the aquaculture industry. Generally, the growth of the worldwide aquaculture industry has resulted in increasing demand for fish oils and meals to improve feed efficiency, nutritional value and health of farm-raised fish species.

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

During the off season, the Company fills purchase orders from the inventory it has accumulated during the fishing season or in some cases, by re-selling meal and oil purchased from other suppliers. Prices for the Company’s products tend to be lower during the fishing season when product is more abundant than in the off season. Throughout the entire year, prices are often significantly influenced by supply and demand in world markets for competing products, primarily other global sources of fish meal and oil, and also soybean meal for its fish meal products, and vegetable oils for its fish oil products when used as an alternative.

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

During 2005, 2008 and 2009, the Company’s fish catch and resultant product inventories were reduced, primarily due to adverse weather conditions, and the Company further expanded its purchase and resale of other fish meals and oils (primarily Panamanian, Peruvian and Mexican fish meal and U.S. menhaden oil). Although operating margins from these activities are less than the margins typically generated from the Company’s base domestic production, these operations provide the Company with a source of fish meal and oil to sell into other markets, some of which the Company has not historically had a presence in. During 2007, the Company purchased fish oil totaling approximately 5,500 tons, or approximately 9.1% of fish oil sales volumes for 2007. The Company did not purchase any fish meal or fish oil during 2008. During 2009, the Company purchased approximately 11,000 tons of menhaden fish meal, or approximately 7.6% of fish meal sales volumes for 2009.

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

The direct impact of Hurricane Ike upon the Company was a loss of physical inventories and physical damage to the plants. The interruption of processing capabilities caused the Company to address the impact of abnormal downtime of its processing facilities, which resulted in the immediate recognition of costs which would ordinarily have been captured as inventory costs. The amounts of these losses are more fully described in Notes 2, 3, 5 and 12 of the Notes to Consolidated Financial Statements.

Because of the damages to the Company’s Cameron, Louisiana facility caused by Hurricane Ike, the Company redeployed all of its 10 Cameron vessels to its Abbeville, Louisiana and Moss Point, Mississippi facilities. Although these two facilities had adequate processing capacity, the Company’s fishing efforts were diminished because increased unloading time, due to additional vessels, reduced the number of vessels on the fishing grounds during the most optimal fishing times. The 10 Cameron fishing vessels were redeployed to the Cameron facility for the beginning of the 2009 fishing season.

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

Subsequent to December 31, 2009, the Company received a grant of $0.1 million from the State of Louisiana Hurricane Gustav and Ike Fisheries Recovery Program. This amount represents approximately 50% of the total grant to be received and recognized in 2010.

2005 Hurricane Activity

On August 29, 2005, the Company’s Moss Point, Mississippi fish processing facility and adjacent shipyard were severely damaged by Hurricane Katrina. On September 25, 2005, the Company’s Cameron and Abbeville, Louisiana fish processing facilities were also severely damaged by Hurricane Rita.

On August 31, 2007, the Company filed a lawsuit in the District Court of Harris, Texas 295th Judicial District, against its prior insurance broker, Aon Risk Services of Texas, who procured the Company’s property insurance policies for the 2005/2006 policy year, which were the subject of prior litigation as a result of claims relating to Hurricanes Rita and Katrina. The Company’s lawsuit against Aon alleges negligent procurement, negligent misrepresentation, breach of contract and violations of Texas insurance and consumer protection laws. Trial has been set for this matter for April 2010, but may be continued to a later date.

During 2007 the Company settled its insurance claims against its primary and secondary insurance providers, net of expenses paid to outside legal counsel, for $22.7 million. Of that settlement, $12.0 million was recognized during 2005 and $10.7 million was recognized during 2007 as “insurance recoveries and other proceeds relating to natural disaster, net – 2005 storms” in the consolidated statement of operations.

During 2008, the Company received a grant of $1.3 million, net of fees and expenses, from the Louisiana Department of Wildlife and Fisheries which was recognized as “(Insurance recoveries and other proceeds) loss relating to natural disaster, net – 2005” in the Consolidated Statement of Operations for the year ended December 31, 2008. The grant provides assistance for commercial fishing owners impacted by Hurricanes Katrina and Rita in 2005. During 2009, the Company received a similar grant related to the impact of Hurricane Katrina of $2.7 million, net of fees and expenses, from the State of Mississippi. The Mississippi grant was recognized as “Insurance recoveries and other proceeds related to natural disaster, net – 2005 storms” in the Consolidated Statement of Operations and Comprehensive Income for the year ended December 31, 2009.

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

Fish meal prices have historically borne a relationship to prevailing soybean meal prices (more weakly correlated in recent years), while prices for fish oil are generally influenced by prices for vegetable oils, such as rapeseed, soybean and palm oils. Thus, the prices for the Company’s products are established by worldwide supply and demand relationships over which the Company has no control and tend to fluctuate significantly over the course of a year and from year to year. For example, during 2008, the Company experienced fish oil price increases of approximately 73.4% when compared to 2007, whereas palm oil and soy oil prices rose 35% and 43%, respectively. Beginning in the third quarter of 2008, pricing in the agricultural commodity markets began to decrease materially. Spot fish oil prices followed these general downward trends during the second half of 2008 and throughout 2009.

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

In February 2007 the Commonwealth of Virginia declined to adopt an ASMFC recommended plan but instead adopted its own restrictions whereby the Company’s Chesapeake Bay menhaden harvest was capped for a five year period at a recent five-year average (2001 to 2005) of 109,020 metric tons per year. The Virginia restrictions also allow for a credit whereby any under-harvest in a particular year below the 109,020 metric ton cap would be added to increase the cap for the following year, up to a maximum of 122,740 metric tons per year. The Company supported Virginia’s proposal and voluntarily complied with its limitations in 2006 and subsequently thereafter after the cap was formally in place. This compliance had no effect on the Company’s Chesapeake Bay harvests in 2007, 2008, or 2009 and is not expected to have any material adverse effect on its Chesapeake Bay harvest in 2010. As a result of the underharvest in 2009, the 2010 Chesapeake Bay catch limit will be 122,740 metric tons.

The ASMFC, an interstate compact commission sanctioned by federal law, conserves and manages the menhaden fishery throughout the stock’s coast-wide range. According to federal and ASMFC technical experts, the menhaden population is not over-fished and over-fishing is not occurring throughout its range. The Company supports the ASMFC’s goal of maintaining healthy populations of menhaden and the current research program designed to answer ecological questions regarding menhaden in the Chesapeake Bay and coast-wide. The Chesapeake Bay cap was established as a precautionary measure while research is conducted to address, among other things, the question whether the menhaden harvest in the Bay could cause what is being termed “localized depletion” of menhaden there. No evidence of such localized depletion has yet been produced.

Because the research regarding menhaden is on-going, in 2009 the ASMFC approved an extension of the existing Chesapeake Bay cap for an additional three years (2011-2013) beyond its currently scheduled expiration date in 2010. The Virginia legislature subsequently approved this ASMFC cap extension in February 2010.

Even though no evidence of localized depletion has been produced during the prior four year research period, and the ASMFC continues to find that menhaden are not over-fished and over-fishing is not occurring, the Company continues to support the Chesapeake Bay cap as a way to maintain the status quo while research on these matters continues.

In March 2008, the Texas Parks and Wildlife Commission adopted regulations related to the menhaden reduction fishery in Texas waters which limits the Total Allowable Catch (“TAC”) to 31.5 million pounds annually. The regulations also allow for a 10% underage or overage in each year which is credited or deducted, as applicable, to the TAC in the following year.

The Company’s menhaden fish catch in Texas in 2009 was estimated by the National Marine Fisheries Service to be approximately 14 million pounds (approximately 6,400 metric tons), or approximately 1.5% of the Company’s total 2009 fish catch. The limitation is not expected to have a material adverse effect on the Company’s business, results of operation or financial condition.

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

Employees

At December 31, 2009, during the Company’s off-season, the Company employed approximately 503 persons. At August 31, 2009, during the peak of the Company’s 2009 fishing season, the Company employed approximately 1,148 persons. Approximately 150 employees at the Company’s Reedville, Virginia plant are represented by an affiliate of the United Food and Commercial Workers Union. The union agreement for the Reedville employees has a three-year term which expires in April 2011. During the past five years Omega has not experienced any strike or work stoppage which has had a material impact on its operations. The Company considers its employee relations to be generally satisfactory.

The Company had historically utilized workers in the United States H2B Visa Program whereby foreign nationals are permitted to enter the United States temporarily and engage in seasonal, non-agricultural employment but has not utilized that program since 2007 due to the very small number of employees available under the program’s lottery system.

Executive Officers of the Company

The names, ages and current offices of the executive officers of the Company as of December 31, 2009 are set forth below. Also indicated is the date when each such person commenced serving as an executive officer of the Company.

Name and Age	Office	Date Became Executive Officer

Joseph L. von Rosenberg III (51)	Chief Executive Officer, President and Director	July 1997

Robert W. Stockton (59)	Executive Vice President, Chief Financial Officer	July 1997

John D. Held (47)	Executive Vice President, General Counsel and Secretary	January 2002

Joseph E. Kadi (49)	Senior Vice President—Operations	December 2008

Gregory P. Toups (34)	Vice President—Corporate Controller	May 2008

Barton J. Shacklock (57)	Vice President—Human Resources	June 2009

Dr. Mark E. Griffin (41)	Vice President—Research and Development	July 2009

Michael E. Wilson (59)	Vice President—Marine Operations and President of Omega Shipyard, Inc.	July 1998

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

Barton J. Shacklock has served as Vice President—Human Resources since June 2009. Prior thereto, Mr. Shacklock served as Director of Human Resources of the Company since May 2007, and as Director of Staffing of the Company from August 2006 to May 2007. Prior thereto, Mr. Shacklock served since 1992 as Manager of Recruitment and Employment Worldwide for Tidewater Marine, Inc., a vessel operations company serving the offshore oil and gas industry.

Dr. Mark E. Griffin has served as Vice President—Research and Development since July 2009. Prior thereto, Dr. Griffin served as Technical Director, Specialty Group of Land O’Lakes Purina Feed, LLC, a co-operative of agricultural producers and marketer of agriculture food products. From 2003 to March 2009, Dr. Griffin served as Director, Zoo and Aquaculture of Land O’Lakes Purina Feed, LLC. Prior thereto, Dr. Griffin held several positions in the aquaculture, companion animal, zoo and private label divisions of Purina Mills, Inc. and Land O’Lakes Purina Feed, LLC. Dr. Griffin received his Bachelor of Science and a Ph.D from Purdue University.

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

The Company’s Corporate Governance Guidelines, Code of Business Conduct and Ethics, and Code of Ethics for Financial Professionals, as well as the Charters for the Board’s Audit Committee, Compensation Committee, Corporate Governance and Nominating Committee and Scientific Committee, are available at the Company’s website. These Guidelines, Codes and Charters are not incorporated by reference into this report and do not constitute part of this report. The Company will provide a copy of these documents to stockholders upon request.

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

Risks Relating to the Company’s Business and Industry:

The Company is dependent on a single natural resource and may not be able to catch the amount of menhaden that it requires to operate profitably. The Company’s primary raw material is menhaden. The Company’s business is materially dependent on its annual menhaden harvest in ocean waters along the U.S. Atlantic and Gulf coasts. The Company’s ability to meet its raw material requirements through its annual menhaden harvest fluctuates from year to year and month to month, due to natural conditions over which the Company has no control. These natural conditions, which include varying fish population, adverse weather conditions and fish disease, may prevent the Company from catching the amount of menhaden required to operate profitably. In 2008, the Company experienced below average fish catch primarily due to adverse weather conditions relating to hurricane activity, which, in conjunction with increased cost of production, increased per unit costs that adversely impacted earnings in 2008 and 2009. Although 2009 energy and repair production costs decreased from the high levels of the 2008 fishing season and the 2009 harvest was slightly improved as compared to the 2008 fishing season, gross profits continue to be impacted by materially reduced sales prices which could impact future results.

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

Climate changes may affect the Company’s business. According to certain scientific studies, emissions of carbon dioxide, methane, nitrous oxide and other gases commonly known as greenhouse gases may be contributing to global warming of the earth’s atmosphere and to global climate change, which may exacerbate the severity of these conditions. It is also possible that these conditions, if they occur, would impact the spawning, feeding, migration, distribution and growth of the menhaden species and hence, our fishing harvest. As a result, such conditions may pose increased climate-related risks to our assets and operations.

Due to the uncertainties surrounding the regulation of, and other risks associated with, climate issues, the Company cannot predict the financial impact of related developments on the Company.

The costs of energy may materially impact the Company’s business. The Company has experienced substantially higher costs for energy in recent years. For example, the Company spent $24.3 million, $30.8 million, and $22.0 million on energy-related costs such as diesel, natural gas, Bunker C, electricity and aviation fuel in 2009, 2008 and 2007, respectively. The Company’s business is materially dependent on diesel fuel for its vessels and natural gas for its operating facilities. The costs of these commodities, which are beyond the Company’s control, may have an adverse material impact on the Company’s business, results of operations and financial condition.

Fluctuation in “oil yields” derived from the Company’s fish catch could impact the Company’s ability to operate profitably. The “oil yield,” or the percentage of oil derived from the menhaden fish, while it is relatively high compared to many species of fish, has fluctuated over the years and from month to month due to natural conditions relating to fish biology over which the Company has no control. For example, the Company’s oil yields for the 2006 fishing season were lower by 28% compared to those in the 2005 fishing season and were lower by 24% compared to the Company’s 10 year oil yield average. The Company believes that the causes of lower fish oil yields relate to fish diet, weather and water temperature but such causes are not generally well understood. Poor oil yields result in significantly higher per unit inventory costs and fewer volumes available for future sale and, as a result, have at times materially impacted the amount of fish oil that the Company has been able to produce from its available fish catch. Oil yields for the year ended December 31, 2009 have been consistent with those experienced over the last several years. It is possible that oil yields in the future could adversely impact the Company’s ability to operate profitably.

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

One example of potentially restrictive regulation is an addendum to a fisheries management plan recommended by a regional regulatory commission, the Atlantic States Marine Fisheries Commission (“ASMFC”), in August 2005. The Commonwealth of Virginia has declined to adopt the ASMFC’s recommended plan but has instead adopted its own restrictions whereby the Company’s Chesapeake Bay menhaden harvest are capped for a five year period at 109,020 metric tons per year. The Virginia restrictions also allow for a credit whereby any under-harvest in a particular year below the 109,020 metric ton cap would be added to increase the cap for the following year, up to a maximum of 122,740 metric tons per year. The Company supported Virginia’s proposal and voluntarily complied with its limitations in 2006 and subsequently thereafter after the cap was formally approved. This restriction had no effect on the Company’s Chesapeake Bay harvest in 2007, 2008, and 2009 and is not expected to have a material adverse effect on the Chesapeake Bay harvest in 2010. As a result of the Company’s 2009 Chesapeake Bay underharvest, the 2010 Chesapeake Bay catch limit will be 122,740 metric tons. The ASMFC and Virginia have recently extended the cap for another three year period so that it now expires in 2013. See “Items 1 and 2 Business and Properties—Regulation”.

Another example is regulations adopted by the Texas Parks and Wildlife Commission related to the menhaden reduction fishery in Texas waters which limits the Total Allowable Catch (“TAC”) to 31.5 million pounds annually. The regulations also allow for a 10% underage or overage in each year which is credited or deducted, as applicable, to the TAC in the following year.

Another example is two bills that would have banned commercial menhaden fishing introduced in October 2007 in the U.S. House of Representatives (H.R. 3840 and H.R. 3841) by two congressmen representing portions of New Jersey and Maryland, areas where the Company has no operations. The bills were never moved out of committee. Another bill introduced in the U.S. Senate in October 2009 (S. 1816) would have placed a moratorium on menhaden fishing on the Atlantic Coast. This moratorium provision was later removed from the proposed bill. The enactment of these bills, or any restrictions similar to those described in these bills, would have a material adverse effect on the Company’s business, results of operations and financial condition.

Worldwide supply and demand relationships, which are beyond the Company’s control, influence the prices that the Company receives for many of its products and may from time to time result in low prices for many of the Company’s products. Prices for many of the Company’s products are subject to, or influenced by, worldwide supply and demand relationships over which the Company has no control and which tend to fluctuate to a significant extent over the course of a year and from year to year. For example, during 2008, the Company experienced fish oil price increases of approximately 73.4% when compared to 2007. Beginning in the third quarter of 2008, pricing in the agricultural commodity markets began to decrease. Spot fish oil and fish meal prices have followed these general trends by decreasing during the second half of 2008 and throughout 2009. During 2009, the Company’s fish oil prices declined approximately 35.1% as compared to 2008. The factors that influence these supply and demand relationships are world supplies of fish meal made from other fish species, animal proteins and fats, palm oil, rapeseed oil, soy meal and oil, and other edible oils.

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

Risks Relating to the Company’s Ongoing Operations:

The Company has a moderate amount of indebtedness, which may adversely affect its ability to operate its business, remain in compliance with debt covenants and make payments on its debt. As of December 31, 2009, the aggregate amount of the Company’s outstanding indebtedness under its bank credit facility and its loan agreements under the Title XI Fisheries Finance Program was approximately $25.9 million. The Company’s outstanding indebtedness could have important consequences for you, including the following:

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

•

it may be more difficult for the Company to satisfy its obligations with respect to the bank credit facility and its loan agreements under the Title XI Fisheries Finance Program, and any failure to comply with the obligations of any of the agreements governing such indebtedness, including financial and other restrictive covenants, could result in an event of default under such agreements;

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

The Company may undertake acquisitions that are unsuccessful and the Company’s inability to control the inherent risks of acquiring businesses could adversely affect its business, results of operations and financial condition. In the future the Company may undertake acquisitions of other businesses, located either in the United States or in other countries, although there can be no assurances that this will occur. There can be no assurance that the Company will be able (i) to identify and acquire acceptable acquisition candidates on favorable terms, (ii) to profitably manage future businesses it may acquire, or (iii) to successfully integrate future businesses it may acquire without substantial costs, delays or other problems. Any of these outcomes could have a material adverse effect on the Company’s business, results of operations and financial condition.

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

The Company’s bank credit facility and other Fisheries Finance Program loan agreements contain covenants and restrictions that may limit the Company’s financial flexibility. The Company’s bank credit facility and the Company’s loan agreements under the Title XI Fisheries Finance Program contain various covenants and restrictions such as prohibitions on dividends and stock repurchases without the lender’s consent. The bank credit facility also contains various financial covenants that the Company must comply with.

Investment Risks. Investment risks specifically related to the Company’s common stock include:

The recent financial crisis and uncertain economic conditions may have material adverse impacts on our business and financial condition that we currently cannot predict. As widely reported, economic conditions in the United States and globally drastically deteriorated during 2008 and 2009, and current prospects remain uncertain. Financial markets in the United States, Europe and Asia have experienced a period of unprecedented turmoil and upheaval characterized by extreme volatility and declines in security prices, severely diminished liquidity and credit availability, inability to access capital markets, the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States federal government and other governments. Unemployment has risen while business and consumer confidence have declined. Although we cannot predict the impacts on us of these economic conditions, they could materially adversely affect our business and financial condition.

For example:

•	we may not be able to obtain modifications to the financial covenants under the bank credit facility, if necessary, on acceptable terms, if at all;

•	the demand for fishmeal and oil may decline due to the uncertain economic conditions which could negatively impact the revenues, margins and profitability of our business;

•	we may be unable to obtain adequate funding under the bank credit facility or future credit agreements due to lending counterparties being unwilling or unable to meet their funding obligations;

•	the tightening of credit or lack of credit availability to our customers could adversely affect our ability to collect our trade receivables;

•	our ability to access the capital markets may be restricted at a time when we would like, or need, to raise capital for our business including for capital expenditures or acquisitions;

•	changes in the value of plan assets for our defined benefit plan may result in increased benefit costs and may increase the amount and accelerate the timing of required future contributions; or

•	our commodity hedging arrangements could become ineffective if our counterparties are unable to perform their obligations or seek bankruptcy protection.

The limited liquidity for the Company’s common stock could affect your ability to sell your shares at a satisfactory price. The Company’s common stock is relatively illiquid. As of December 31, 2009, the Company had approximately 18.7 million shares of common stock outstanding. The average daily trading volume in the common stock during the prior 60 calendar days ending on that date was approximately 84,000 shares. A more active public market for the Company’s common stock, however, may not develop, which would continue to adversely affect the trading price and liquidity of the common stock. Moreover, a thin trading market for the common stock causes the market price for the common stock to fluctuate significantly more than the stock market as a whole. Without a large float, the Company’s common stock is less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of the common stock may be more volatile. In addition, in the absence of an active public trading market, you may be unable to liquidate your investment in the Company at a satisfactory price.

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

The number of shares of the Company’s common stock eligible for future sale could adversely affect the market price of its stock. The Company had outstanding options to purchase approximately 1.2 million shares of its common stock with a weighted average exercise price of $5.54 per share as of December 31, 2009. These shares of common stock are registered for resale on currently effective registration statements. Certain of the Company’s officers and directors have, from time to time, entered into Rule 10b5-1 sales plans with brokers unaffiliated with the Company whereby they have committed to sell automatically and without discretion a predetermined number of shares of the Company’s common stock over a period of time according to their own individual criteria. The issuance of a significant number of shares of common stock upon the exercise of stock options, or the availability for sale, or sale, of a substantial number of the shares of common stock eligible for future sale under effective registration statements, under Rule 144 or otherwise, could adversely affect the market price of the common stock.

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

The Company has not paid dividends and does not expect to pay dividends in the near future. The Company has never declared or paid any cash dividends on its common stock since it became a public company in April 1998 and has no intention to do so in the near future. Any determination as to payment of dividends will be made at the discretion of the Company’s Board of Directors and will depend upon the Company’s operating results, financial condition, capital requirements, general business conditions and such other factors that the Board of Directors deems relevant. In addition, the payment of cash dividends is not permitted by the terms of the Company’s bank credit facility.

Item 1B.	Unresolved Staff Comments.

None.

Item 3.	Legal Proceedings.

The Company is defending various claims and litigation arising from operations which arise in the ordinary course of the Company’s business. In the opinion of management, any losses resulting from these matters will not have a material adverse affect on the Company’s results of operations, cash flows or financial position.

On August 31, 2007, the Company filed a lawsuit in the District Court of Harris, Texas 295th Judicial District, against its prior insurance broker, Aon Risk Services of Texas, who procured the Company’s property insurance policies for the 2005/2006 policy year, which were the subject of prior litigation as a result of claims relating to Hurricanes Rita and Katrina. The Company’s lawsuit against Aon alleges negligent procurement, negligent misrepresentation, breach of contract and violations of Texas insurance and consumer protection laws. Trial has currently been set for this matter for April 2010, but may be continued to a later date.

In March 2010, the Company was named as one of the defendants in a lawsuit filed in the Superior Court of the State of California, County of San Francisco, by Chris Manthey, Benson Chiles and Mateel Environmental Justice Foundation. The other defendants in the lawsuit are CVS Pharmacy, Inc., General Nutrition Corporation, New Health Group, Inc., Pharmavite LLC, Rite Aid Corporation, Solgar, Inc., and Twinlab Corporation. The plaintiffs allege that fish oil dietary supplements produced by the defendants do not have adequate warnings regarding possible exposure to polychlorinated biphenyls (PCBs) as required by California law, and request that the court grant injunctive relief and award monetary damages. The Company’s total fish oil supplement sales in the State of California since inception have been approximately $6,200. The Company believes that its products comply fully with federal law promulgated by the U.S. Food & Drug Administration, standards of the European Commission and state law, including California, and intends to vigorously defend the lawsuit. The Company does not believe that the resolution of this lawsuit will have a material adverse effect on the Company’s results of operations, cash flows or financial position.

Item 4.	Removed and Reserved.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

The cumulative total return computations set forth in the Performance Graph assume the investment of $100 in Common Stock, the Russell 2000 Index, and the Peer Group Index on December 31, 2004. Any dividends are assumed to be reinvested.

	12/31/04		12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
Omega Protein Corporation	$100.00	*	$78.02	$89.88	$108.02	$46.63	$50.70
Peer Group Index	$100.00	*	$91.83	$122.32	$153.12	$101.22	$122.09
Russell 2000	$100.00	*	$104.55	$123.76	$121.82	$80.66	$102.58

*	$100 invested on December 31, 2004 including reinvestment of dividends

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

	Dec. 31, 2009	Sep. 30, 2009	Jun. 30, 2009	Mar. 31, 2009	Dec. 31, 2008	Sep. 30, 2008	Jun. 30, 2008	Mar. 31, 2008
High sales price	$5.15	$5.47	$5.45	$4.91	$11.59	$18.25	$15.71	$14.57
Low sales price	3.68	3.52	2.49	1.60	3.10	10.20	10.91	7.49

On March 5, 2010, the closing price of Omega’s common stock, as reported by the NYSE, was $4.64 per share. As of March 5, 2010, there were approximately 26 holders of record of Omega’s common stock. This number does not include any beneficial owners for whom shares may be held in a “nominee” or “street” name.

Omega has never declared any dividends since it became a public company in April 1998. Omega intends to retain earnings, if any, and does not anticipate declaring or paying dividends on its common stock in the foreseeable future. Any future determination as to payment of dividends will be made at the discretion of the Board of Directors of Omega and will depend upon the Company’s operating results, financial condition, capital requirements, general business conditions and such other factors that the Board of Directors deems relevant. In addition, the payment of cash dividends is not permitted by the terms of the Company’s bank credit facility. See “Item 7—Management’s Discussion and Analysis of Financial Conditional and Results of Operations—Liquidity and Capital Resources.”

Information relating to compensation plans under which the Company’s equity securities are authorized for issuance are set forth in Part III, Item 12 of this Report.

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

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share amounts)
INCOME STATEMENT DATA:
Revenues	$164,861	$177,412	$157,149	$139,834	$109,896
Operating (loss) income	(4,286)	23,543	27,440	7,956	(10,887)
Net income (loss)	(6,198)	12,576	12,139	4,572	(7,186)
Per share (loss) income basic	(0.33)	0.69	0.72	0.19	(0.29)
Per share (loss) income diluted	(0.33)	0.68	0.70	0.18	(0.29)
CASH FLOW DATA:
Capital expenditures	17,776	22,943	8,331	20,318	17,590
BALANCE SHEET DATA (end of period):
Working capital	$61,796	$96,812	$83,461	$71,076	$79,120
Property and equipment, net	110,625	106,181	96,659	100,776	93,965
Total assets	198,044	232,581	207,829	200,718	200,227
Current maturities of long-term debt and capital lease obligation	2,749	7,999	6,283	2,467	2,443
Long-term debt and capital lease obligation	24,805	52,946	58,976	72,693	27,658
Stockholders’ equity	137,026	139,557	118,455	101,090	142,367

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Company Overview

Business. Omega is the largest U.S. producer of protein-rich meal and oil derived from marine sources. The Company’s products are produced from menhaden (a herring-like fish found in commercial quantities), and include regular grade and value-added specialty fish meals, crude and refined fish oils and fish solubles. The Company’s fish meal products are used as nutritional feed additives by animal feed manufacturers and by commercial livestock producers. The Company’s crude fish oil is sold to food producers and feed manufacturers, and its refined fish oil products are used in food production, feed production and certain industrial applications. Fish solubles are sold as protein additives for animal feed and as fertilizers.

Fishing. The Company’s harvesting season generally extends from early May through December on the mid-Atlantic coast and from mid-April through October on the Gulf coast. During the off-season and the first few months of each fishing season, the Company fills purchase orders from the inventory it has accumulated during the previous fishing season or in some cases, by re-selling meal and oil purchased from other suppliers.

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

The direct impact of the hurricane upon the Company was a loss of physical inventories and physical damage to the plants. The interruption of processing capabilities caused the Company to address the impact of abnormal downtime of its processing facilities, which resulted in the immediate recognition of costs which would ordinarily have been captured as inventory costs. The amounts of these losses are more fully described in Notes 2, 3, 5 and 12 to the Consolidated Financial Statements.

During 2008, the Company experienced higher costs of production and below average fish catch. The higher costs of production were primarily attributed to increased energy, labor and repair costs. The reduced fish catch was primarily attributable to adverse weather conditions mainly associated with hurricane activity. As a result of the higher costs of production and below average fish catch, the Company experienced significantly higher per unit product costs (approximately 27.3% increase as compared to the 2007 fishing season) which adversely affected the Company’s earnings for 2008. The impacts of higher cost inventories were carried forward and adversely affected the Company’s earnings through the second quarter of 2009. In addition, the lost fishing days resulted in lower 2008 product volumes available for sale in the first half of 2009. These higher cost product inventories carried forward from the 2008 fishing season were largely sold as of June 30, 2009.

During 2009, the Company reduced overall costs of production by approximately $5.8 million as compared to 2008 by lowering and, in some cases, eliminating certain expenses, renegotiating more favorable vendor contracts, and fixing energy prices via energy swaps (more fully explained in Note 1 to the Consolidated Financial Statements). However, due to lower than average fish catch, the Company continued to experience higher per unit product costs which contributed to lower than anticipated Company earnings for the second half of 2009. The impacts of these higher cost inventories will be carried forward and may adversely affect the Company’s earnings for the first and second quarters of 2010.

Harvesting and Production. The following table summarizes the Company’s harvesting and production for the indicated periods:

	Years Ended December 31,
	2009	2008	2007
Fish catch (tons) (1)	469,067	458,079	542,102

Production (tons):
Fish meal
Regular grade	21,461	33,083	23,605
Special Select	86,223	68,839	108,700
Sea-Lac	8,365	13,570	10,821
Oil
Crude	38,106	43,119	42,152
Refined	11,428	13,258	13,997
Solubles	14,526	6,797	6,617

Total Production	180,109	178,666	205,892

(1)	Fish catch has been converted to tons using the National Marine Fisheries Service (“NMFS”) fish catch conversion ratio of 670 pounds per 1,000 fish.

The Company’s harvesting and processing business is seasonal and fluctuates from year to year and month to month due to natural conditions over which the Company has no control. For illustrative purposes, the Company’s oil yields for the 2006 fishing season were the poorest in recent history and lower by 28% compared to those in the 2005 fishing season and were lower by 24% compared to the Company’s 10 year oil yield average. The causes of lower fish oil yields are believed to relate to fish diet, weather and water temperature but are not generally well understood. Oil yields for the year ended December 31, 2009 have been consistent with those experienced over the last several years.

Markets. Pricing for the Company’s products has been volatile in the past several years and is attributable mainly to the international availability, or the perceived international availability, of fish meal and fish oil inventories. In an effort to reduce price volatility and to generate higher, more consistent profit margins, the Company has implemented a quality control program designed to increase its capability of producing higher quality fish meal products and, in conjunction therewith, enhanced it sales efforts to penetrate premium product markets. During 2000, the Company’s production percentage of specialty meal products was approximately 46% of total meal production. During 2009 and 2008, the Company’s specialty meal production percentage accounted for 82% and 71%, respectively, of total meal production. Future volumetric growth in specialty meal sales will be dependent upon increased harvesting efforts and market demand. Additionally, the Company is attempting to introduce its refined fish oil into the food market. The Company has made sales, which to date have not been material, of its refined fish oil, trademarked OmegaPure®, to food manufacturers in the United States and Canada at prices that provide substantially improved margins over the margins that can be obtained from selling non-refined crude fish oil. The Company cannot estimate, however, the size of the actual domestic or international markets for Omega Pure or how long it may take to develop these markets.

During 2002, the Company expanded its purchase and resale of other manufacturers’ fish meal and fish oil products which focused initially on the purchase and resale of Mexican fish meal and fish oil. In 2002, revenues generated from these types of transactions represented less than 2% of total Company revenues. During 2005, 2008 and 2009, the Company’s fish catch and resultant product inventories were reduced, primarily due to adverse weather conditions, and the Company further expanded its purchase and resale of other fish meals and oils (primarily Panamanian, Peruvian and Mexican fish meal and U.S. menhaden oil). Although operating margins from these activities are less than the margins typically generated from the Company’s base domestic production, these operations provide the Company with a source of fish meal and oil to sell into other markets, some of which, the Company has not historically had a presence. The Company purchased products totaling approximately 5,500 tons, or approximately 9.1% of total volume sales for the fiscal year ended December 31, 2007. The Company did not purchase any fish meal or fish oil during 2008. During the year ended December 31, 2009, the Company purchased approximately 11,000 tons of menhaden fish meal, or approximately 7.6% of fish meal sales volumes for the same period.

The Company sells a portion of its products on a two-to-twelve-month forward contract basis with the balance sold on a spot basis through purchase orders. During 2007, 2008 and 2009 approximately 50%, 65% and 50%, respectively, of the Company’s fish meals and crude fish oil had been sold on a forward contract basis prior to those years’ respective fishing season. The percentage of fish meal and crude fish oil sold on a forward contract basis will fluctuate from year to year based upon perceived market availability and forward price expectations.

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

The following table sets forth the Company’s revenues by product (in millions) and the approximate percentage of total revenues represented thereby, for the indicated periods:

	Years Ended December 31,
	2009		2008		2007
	Revenues	Percent	Revenues	Percent	Revenues	Percent
Regular Grade	$21.5	13.0%	$22.8	13.0%	$21.1	13.5%
Special Select	85.8	52.1	68.7	38.7	73.9	47.0
SeaLac	9.2	5.6	13.3	7.5	11.7	7.4
Crude Oil	25.7	15.6	48.5	27.3	33.9	21.6
Refined Oil	16.8	10.2	20.3	11.4	13.7	8.7
Fish Solubles	5.8	3.5	3.8	2.1	2.6	1.7
Other	0.1	—	—	—	0.2	0.1

Total	$164.9	100.0%	$177.4	100.0%	$157.1	100.0%

Critical Accounting Policies and Estimates

The methods, estimates and judgments used in applying the Company’s most critical accounting policies has a significant impact on the results reported in the Consolidated Financial Statements. The S.E.C. has defined the most critical accounting policies as the ones that are most important to the portrayal of the Company’s financial condition and operating results, and requires the Company to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are highly uncertain at the time of estimation. Based on this definition, our most critical policies include: valuation of inventory (Notes 1 and 3), valuation of losses related to Jones Act and worker’s compensation insurance claims (Note 1), valuation of income and deferred taxes (Notes 1 and 9) and the valuation of pension plan obligations (Notes 1 and 11).

The Company also has other key accounting policies and accounting estimates relating to the allowance of doubtful accounts (Note 1), valuation of shares-based compensation (Note 11) and interest rate and energy swap valuations (Notes 1 and 15). The Company believes that these other key accounting policies and accounting estimates either do not generally require us to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on our reported results of operations for a given period.

For all financial statement periods presented, there have been no material modifications to the application of these critical accounting policies.

Results of Operations

The following table sets forth as a percentage of revenues, certain items of the Company’s results of operations for each of the indicated periods.

	Years Ended December 31,
	2009	2008	2007
Revenues	100.0%	100.0%	100.0%
Cost of sales	95.0	75.7	77.9

Gross profit	5.0	24.3	22.1
Selling, general and administrative expenses	7.7	9.3	10.4
Research and development expenses	0.9	1.0	0.8
Loss resulting from natural disaster, net—2008 storms	0.2	1.1	—
(Insurance recoveries and other proceeds) losses relating to natural disaster, net—2005 storms	(1.6)	(0.8)	(6.8)
Loss on disposal of assets	0.4	0.4	0.2

Operating income	(2.6)	13.3	17.5
Interest income	0.1	0.3	0.2
Interest expense	(2.7)	(2.4)	(3.5)
Loss resulting from debt refinancing	(0.2)	—	(1.9)
Other expense, net	(0.3)	(0.1)	(0.2)

Income before income taxes	(5.7)	11.1	12.1
Provision for income taxes	(1.9)	4.0	4.4

Net income	(3.8)	7.1	7.7

2009 – 2008

Revenues. Revenues decreased $12.5 million, or 7.1%, from $177.4 million in 2008 to $164.9 million in 2009. The decrease in revenues was due to lower sales prices of 1.3% and 35.1% for the Company’s fish meal and fish oil, respectively, and lower sales volumes of 4.9% for the Company’s fish oil, partially offset by increased sales volumes of 12.6% for the Company’s fish meal. Specifically, the decrease in fish oil sales prices is partially due to a substantial reduction in demand from the Chilean aquaculture industry. Considering fish meal, fish oil and fish solubles sales activities in total, the Company experienced a $23.1 million decrease in revenues due to decreased sales prices and a $10.6 million increase in revenue caused by increased sales volumes, when comparing 2009 and 2008.

Cost of sales. Cost of sales, including depreciation and amortization, for 2009 was $156.7 million, a $22.3 million increase, or 16.6%, as compared to 2008. Cost of sales as a percentage of revenues was 95.0% for 2009 as compared to 75.7% for 2008. The increase in cost of sales as a percentage of revenue was primarily due to (1) increased per unit production costs due to below average fish catch and (2) the decline in fish oil sales prices.

Gross profit. Gross profit decreased $34.8 million, or 81.0%, from $43.0 million in 2008 to $8.2 million in 2009. Gross profit as a percentage of revenue was 5.0% for 2009 as compared to 24.3% for 2008. The decrease in gross profit as a percentage of revenue was primarily due to decreased sales prices for the Company’s fish meal and fish oil and higher costs of production and below average fish catch, as discussed above.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased $3.7 million, or 22.8%, from $16.3 million in 2008 to $12.6 million in 2009. The decrease was primarily due to decreased employee bonuses and reduced miscellaneous consulting costs incurred during 2009 as compared to 2008. Additionally, during 2008, the Company recorded approximately $0.4 million related to the estimated cost of an environmental remediation for one of the Company’s properties which was completed in 2009 and resulted in little additional expense being recognized in 2009.

Research and development expenses. Research and development expenses decreased from approximately $1.8 million in 2008 to approximately $1.4 million in 2009. The decrease is due to a certain research project during 2008 that ended during the beginning of 2009.

Loss resulting from natural disaster, net—2008 storms. During 2009, the Company incurred losses, net of insurance receivable, of $0.4 million as compared to $2.0 in 2008, relating to damages incurred at its Abbeville and Cameron, Louisiana, fish processing facilities related to Hurricane Ike in 2008. The losses recognized during 2009 relate to clean up costs incurred and changes in estimated impairment costs of damaged fixed assets.

Insurance recoveries and other proceeds relating to natural disaster, net—2005 storms. During 2009 and 2008, the Company received federal hurricane assistance grants of $2.7 million and $1.3 million, net of fees, from the State of Mississippi and the State of Louisiana, respectively, related to the impact of Hurricanes Katrina and Rita on the Company.

Loss on disposal of assets. A loss of $0.7 million on the disposal of assets was recognized in both 2009 and 2008. The losses in 2009 primarily relate to four decommissioned fishing vessels which were sold as scrap. The losses incurred during 2008 were the result of disposals of miscellaneous assets in the ordinary course of business.

Operating (loss) income. As a result of the factors discussed above, the Company’s operating (loss) income decreased $27.8 million from an operating income of $23.5 million in 2008 to an operating loss of $4.3 million in 2009. As a percentage of revenues, operating (loss) income decreased from an operating income percentage of 13.4% in 2008 to an operating loss percentage 2.6% in 2009.

Interest income. Interest income decreased by $0.3 million from $0.5 million in 2008 to $0.2 million in 2009. The decrease was primarily due to decreased interest rates experienced in 2009 as compared 2008.

Interest expense. Interest expense increased $0.2 million, or 4.7%, from $4.3 million for 2008 to $4.5 million for 2009. The increase in interest expense is primarily due to the Company’s cash flow interest rate hedges becoming ineffective as the result of early debt repayments associated with the refinancing of the Company’s bank credit facility during 2009 which resulted in $1.4 million of additional interest expense. This increase was partially offset by decreased interest expense as a result of decreased average debt balances during 2009 as compared to 2008 and an increase in capitalized interest from $0.3 million in 2008 to $0.7 million in 2009, which is netted against interest expense, for 2009 compared to 2008 due to increased spending on a particular capital project.

Loss resulting from debt refinancing. The loss associated with writing off the unamortized portion of refinancing expenses associated with the prior bank credit facility was $0.4 million during 2009. No such loss was recognized in 2008.

Other expense, net. Other expense, net increased by $353,000 from $111,000 in 2008 to $464,000 in 2009. The increase was primarily due to an enterprise zone grant awarded to the Company by the Commonwealth of Virginia in the amount of $159,000 during 2008 and an increase in fees paid to the Company’s bank and related lenders in 2009 partially due to the Company’s debt refinancing.

(Benefit) provision for income taxes. The Company recorded a $3.3 million benefit for income taxes for 2009 representing an effective tax rate of 34.5% for income taxes compared to 36.8% for 2008. The decrease in the effective tax rate is primarily a result of the impact of certain nondeductible items. The Company believes that it is more probable than not that the recorded estimated deferred tax asset benefits and state operating loss carry-forwards will be realized except for the amount for which a valuation allowance has been provided. The statutory tax rate of 34% for U.S. federal taxes was in effect for the respective periods.

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

Selling, general and administrative expenses. Selling, general and administrative expenses decreased $0.1 million, or 0.5%, from $16.4 million in 2007 to $16.3 million in 2008. The decrease was primarily due to decreased employee bonuses incurred in 2008 as compared to 2007, partially offset by increased public affairs costs in 2008 as compared to 2007. Additionally, during 2008, the Company recorded approximately $0.4 million related to the estimated cost of an environmental remediation for a Company property. This remediation was completed in 2009.

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

Loss resulting from natural disaster, net—2008 storms. During 2008, the Company incurred losses, net of insurance receivable, of $2.0 million relating to damages incurred at its Abbeville and Cameron, Louisiana, fish processing facilities related to Hurricane Ike.

Insurance recoveries and other proceeds relating to natural disaster, net—2005 storms. During 2008, the Company received a federal hurricane assistance grant of $1.3 million, net of fees, related to the impact of Hurricane Rita on the Company. During 2007, the Company settled the lawsuit with its primary and secondary insurance carriers which resulted in the recognition of $10.7 million in net proceeds in excess of amounts previously recorded.

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

Other expense, net. Other income (expense), net decreased by $0.2 million from a net expense of $0.3 million in 2007 to a net expense of $0.1 million in 2008. The decrease was primarily due to an enterprise zone grant awarded to the Company by the Commonwealth of Virginia in the amount of $159,000 during 2008 and a decrease in fees paid to the Company’s bank and related lenders.

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

At December 31, 2009, the Company had an unrestricted cash balance of $2.2 million, down $11.8 million from December 31, 2008. This decrease was primarily due to capital expenditures of $17.8 million and the net repayment of $33.1 million in debt including the $28.0 million prepayment of the Company’s prior bank credit facility, offset by (1) collection of insurance proceeds of $7.5 million relating to Hurricane Ike, (2) proceeds from a grant of $2.7 million, net of fees and expenses, received from the State of Mississippi related to Hurricane Katrina and (3) a significant collection of accounts receivables balance recorded as of December 31, 2008 as compared to the balance as of December 31, 2009. The Company’s annual revenues and its resulting liquidity are highly dependent on annual fish catch, production yields, selling prices for its products and inventories available for sale. The Company’s selling prices for its products decreased 14.9% in 2009 as compared to 2008. Additionally, the Company experienced a 6.8% higher per unit cost of sales in 2009 as compared to 2008 related to fish catch results and increased production costs. The 2008 per unit cost of sales was comprised of the 2007 and 2008 inventory cost layers. The 2009 per unit cost of sales was comprised of the 2008 and 2009 inventory cost layers. Of these three inventory cost layers, 2007 experienced a historically average fish catch at normal production costs, 2008 experienced a below average fish catch mainly due to adverse weather conditions including hurricanes Gustav and Ike and high production costs mainly due to increased energy prices and 2009 experienced a below average fish catch at normal production costs. It is expected that the high per unit inventory costs related to the 2009 fishing season will also negatively impact gross profit percentages during the first and second quarters of 2010.

The aggregate amount of the Company’s outstanding indebtedness at December 31, 2009 was approximately $25.9 million compared to approximately $59.0 million at December 31, 2008. This decrease was primarily due to the prepayment of $28.0 million of the prior bank credit facility. The Company has a moderately leveraged financial structure which could limit its financial flexibility. In particular, the Company will be required to use a portion of its cash flows to pay principal and interest on its debt, which will reduce the amount of money the Company has for operations, capital expenditures, expansion, acquisitions or general corporate or other business activities. In addition, the covenants contained in the Company’s debt agreements limit its ability to borrow money in the future for acquisitions, capital expenditures or to meet the Company’s operating expenses or other general corporate obligations. See “Risk Factors—The Company has a moderate amount of indebtedness, which may adversely affect its ability to operate its business, remain in compliance with debt covenants and make payments on its debt.”

Capital and Credit Market Crisis

It is possible that the recent unprecedented volatility in capital and credit markets may create additional risks in the upcoming months and possibly years.

•

Liquidity in the capital and credit markets—The Company believes that it has sufficient liquidity despite the disruption of the capital and credit markets and continuing uncertain economic conditions. While not significant to the Company to date, the disruptions in capital and credit markets and continuing uncertain economic conditions may result in increased borrowing costs associated with short-term and long-term debt.

•

Counterparty creditworthiness—The Company is subject to credit risk, which relates to the ability of its customers to meet their contractual payment obligations or the potential non-performance of counterparties to deliver contracted energy.

•

Value of Investments—The Company sponsors a defined benefit pension plan for its employees. The market value of the investments within the employee pension plan increased by approximately 15.3% during the year ended December 31, 2009. The benefit plan assets and obligations of the Company are measured annually using a December 31 measurement date. Possible future reductions in plan assets from investment losses may result in an increase to the plans’ unfunded status and a decrease in shareholders’ equity upon actuarial revaluation of the plan each January. Changes in the value of plan assets will not have a significant impact on the income statement for 2010; however, any reduced benefit plan assets in future years will result in increased benefit costs and may increase the amount and accelerate the timing of required future funding contributions. Depending upon market conditions, such increases could be material.

•

Macroeconomic conditions—The recent capital and credit market crisis and current economic conditions are continuing to adversely affect the U.S. and global economies. This could have several adverse effects on the Company’s markets should the effects of the downturn be experienced for an extended period of time. Potential long-term decline of global economies could lead to lower demand for fishmeal and oil which could result in a decline of the Company’s sales prices and related revenue. Lower demand for fishmeal and oil could also lead to lower margins for the Company. In addition, customers may not be able to pay, or may delay payment of, accounts receivable that are owed to the Company.

Source of Capital: Operations

Net cash flow provided by operating activities increased from approximately $8.2 million for the year ended December 31, 2008 to $29.4 million for the year ended December 31, 2009. The increase in operating cash flow is primarily attributable to changes in accounts receivable, inventory and accrued liabilities.

Source of Capital: Debt

Net financing activities used cash of $33.8 million and provided cash of $5.4 million during the years ended December 31, 2009 and 2008, respectively. The year 2009 included $33.4 million in net debt and capital lease principal payments, including $28.0 million in prepayments of the prior credit facility, and $0.4 million in debt issuance costs associated with the new credit facility. The year 2008 included $6.4 million in debt and capital lease principal payments and $11.8 million in proceeds and tax effects received from stock options exercised.

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

On December 1, 2005, pursuant to the Title XI program, the FFP approved a second financing application made by the Company in the amount of $16.4 million (the “Second Approval Letter”). In May 2006, the Company submitted a $6.3 million financing request under the Second Approval Letter. The Company closed on the $6.3 million FFP loan in the first quarter of 2007. In September 2009, the Company submitted a $10.0 million financing request under the remaining Second Approval Letter which it anticipates closing in the first or second quarter of 2010. As of December 31, 2009, the Company had approximately $25.9 million of borrowings outstanding under Title XI and was in compliance with all of the covenants contained therein.

On March 26, 2007 the Company entered into a Credit Agreement with Bank of America, N.A., as administrative agent, lender, swing line lender and letter of credit issuer, Regions Bank, Compass Bank and Farm Credit Bank of Texas which provided the Company with a $55 million senior credit facility (the “Senior Credit Facility”) consisting of (i) a 5-year revolving credit facility (the “Revolving Credit Facility”) of up to $20 million, including a $7.5 million sub-limit for the issuance of standby letters of credit and a $2.5 million sub-limit for swing line loans and (ii) a 5-year term loan (the “Term Loan”) of $35 million.

The Company entered into interest rate swap agreements with notional amounts as indicated below that are scheduled to mature in March 2012. As originally established, the swaps effectively converted all of the Company’s variable rate debt under the Term Loan to a fixed rate, without exchanging the notional value amounts. Prior to September 30, 2009, these agreements were designated as a cash flow hedge and reflected at fair value in the Company’s Consolidated Balance Sheet as a component of total liabilities, and the related gains or losses were deferred in stockholders’ equity as a component of accumulated other comprehensive loss.

Date of Contract	Original Notional Amount	Contracted Interest Rate	Total Asset (Liability) as of December 31, 2009	Notional Amount as of December 31, 2009
April 4, 2007	$19,950,000	5.16%	$(907,200)	$14,464,000
February 7, 2008	10,237,500	3.36%	(254,600)	7,613,000
March 19, 2008	4,436,250	2.96%	(88,900)	3,299,000

			$(1,250,700)	$25,376,000

On September 24, 2009, the Company paid $16.6 million of the borrowing outstanding under the Term Loan and on October 21, 2009, the Company entered into a Loan Agreement with Wells Fargo Bank N.A. (“the Loan Agreement”) which replaced the prior Credit Agreement. As a consequence of the debt prepayment and refinancing, the Company determined that the forecasted interest payments associated with the interest rate swaps were probably unlikely to occur. As a result, hedge accounting relating to the interest rate swaps was discontinued and all amounts previously recognized in accumulated other comprehensive loss were reclassified to interest expense as of September 30, 2009. For the year ended December 31, 2009, $1.5 million was recognized as interest expense in the Consolidated Statement of Operations as a result of the debt prepayment and subsequent discontinuance of hedge accounting for the interest rate swaps. The interest rate swap agreements remained outstanding as of December 31, 2009.

The Loan Agreement with Wells Fargo Bank provides the Company with a senior secured credit facility consisting of a 3-year revolving credit facility of up to $35 million, including a $7.5 million sub-limit for the issuance of standby letters of credit, and is secured by substantially all of the Company’s assets except for those already pledged in connection with existing federal Fisheries Finance Program loans. The Loan Agreement replaced the prior Senior Credit Facility, under which, just prior to closing, $11.4 million was outstanding under the Term Loan and $2.8 million was outstanding under letters of credit. In connection with the closing of the Loan Agreement, the Company repaid the Term Loan at closing and the letters of credit were transferred to Wells Fargo Bank. As of December 31, 2009, the Company recognized $0.4 million in deferred debt issuance costs associated with the Loan Agreement on the Consolidated Balance Sheet. Additionally, the Company recognized a $0.4 million charge in the Consolidated Statement of Operations related to unamortized deferred debt issuance costs associated with the Senior Credit Facility.

As of December 31, 2009, the Company had no amounts outstanding under the Loan Agreement and approximately $3.0 million in letters of credit issued primarily in support of worker’s compensation insurance programs. The Company has no off-balance sheet arrangements other than normal operating leases and standby letters of credit.

The Loan Agreement bears interest at LIBOR plus an applicable margin and requires the Company to comply with various affirmative and negative covenants affecting its business and operations. In addition, the Company is required to comply with various affirmative and negative covenants affecting its business and financial operations, as well as the following financial covenants:

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

As of December 31, 2009, the Company was in compliance with all applicable financial covenants and expects to be in compliance during the next fiscal year. For a more detailed description of the Loan Agreement, see the Company’s current report on Form 8-K filed with the SEC on October 23, 2009.

Use of Capital: Operations

Net investing activities used cash of $7.5 million and $18.9 million for the years ended December 31, 2009 and 2008, respectively. The Company’s investing activities consist mainly of capital expenditures for equipment purchases, replacements, vessel refurbishments, and fish oil refining processes. The Company made capital expenditures of approximately $17.8 million and $22.9 million, for the years ended December 31, 2009 and 2008, respectively. The Company anticipates making an additional $15.0 million in capital expenditures during 2010 primarily for the refurbishment of vessels and plant assets as well as the expansion of the Company’s shipyard capabilities in Moss Point, Mississippi. Investing activities during 2009 also includes the receipt of a grant of $2.7 million, net of fees and expenses, related to the impact of Hurricane Katrina, from the State of Mississippi, and the receipt of $7.5 million in proceeds from insurance companies relating to Hurricane Ike. Investing activities during 2008 also includes $3.8 million in proceeds from insurance companies and a federal hurricane recovery grant.

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

Use of Capital: Contractual Obligations

The following tables aggregate information about the Company’s contractual cash obligations and other commercial commitments (in thousands) as of December 31, 2009:

	Payments Due by Period
		Less than	1 to 3	4 to 5	After 5
Contractual Cash Obligations	Total	1 year	years	years	years
Long term debt	$25,920	$2,380	$5,086	$5,143	$13,311
Capital lease obligation	1,634	369	984	281	—
Interest on long term debt and capital lease obligation	9,911	1,869	3,041	2,148	2,853
Operating lease obligations	9,786	2,391	3,897	2,938	560
Pension Funding	13,160	1,800	5,610	3,315	2,435
Energy Commitments (1)	248	248	—	—	—

Total Contractual Cash Obligations	$60,659	$9,057	$18,618	$13,825	$19,159

(1)	As of December 31, 2009, the Company had normal purchase commitments for energy usage of approximately $0.2 million related to natural gas basis contracts that will be delivered in quantities expected to be used in the normal course of business during the 2010 fishing season.

Use of Capital: Outlook

The Company’s capital expenditure budget for 2010 is $15 million.

The Company believes that the existing cash, cash equivalents, cash flow from operations and funds available through the Loan Agreement and/or Title XI indebtedness described above will be sufficient to meet its working capital and capital expenditure requirements through 2010.

Recently Issued Accounting Standards

For additional information on changes in accounting principles and new accounting principles, see Note 1 to the consolidated financial statements included in Item 8 – Financial Statements and Supplementary Data.

Seasonal and Quarterly Results

The Company’s menhaden harvesting and processing business is seasonal in nature. The Company generally has higher sales during the menhaden harvesting season (which includes the second and third quarter of each year) due to increased product availability, but prices during the fishing season tend to be lower than during the off-season. Additionally, due to the sharp increase in spot fish oil prices during the first half of 2008 and subsequent decrease in spot fish oil prices during the second half of 2008 and throughout 2009, and the resultant decrease in gross profit margins for those products, any variation in the mix of product sales between quarters may result in significant variations of total gross profit margins. As a result, the Company’s quarterly operating results have fluctuated in the past and may fluctuate in the future. In addition, from time to time the Company may limit sales of inventory based on worldwide prices for competing products that affect prices for the Company’s products which may affect comparable period comparisons. Quarterly financial data contained in Note 16 to the Company’s Consolidated Financial Statements included in Item 8 of this report are incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk.

In the normal course of business, the financial condition of the Company is exposed to minimal market risk associated with interest rate movements on the Company’s borrowings. In the past, to mitigate this risk, the Company has entered into interest rate swap agreements to effectively lock-in the LIBOR component of certain debt instruments. A one percent increase or decrease in the levels of interest rates on variable rate debt would not result in a material change to the Company’s results of operations. However, as a result of entering into the Loan Agreement with Wells Fargo Bank, N.A. in October 2009, the interest rate swap agreements became ineffective and the Company is again subject to interest rate fluctuations resulting from the LIBOR component of the Loan Agreement.

The Company is also exposed to market risk associated with natural gas and diesel prices. To partially mitigate this risk, the Company forward purchased a portion of its expected natural gas, Bunker C, and diesel usage for 2009. Additionally, during the year ended December 31, 2009, the Company purchased natural gas and heating oil swaps related to a portion of its expected natural gas, Bunker C, and diesel usage for 2010 and 2011. The Company is currently exposed to market risk associated with increases in natural gas, Bunker C, and diesel prices related to the portion not covered by swaps for 2010 and 2011.

Although the Company sells products in foreign countries, all of the Company’s revenues are billed and paid for in US dollars. As a result, management does not believe that the Company is exposed to any significant foreign country currency exchange risk, and the Company does not utilize market risk sensitive instruments to manage its exposure to this risk.

For a more complete discussion of risk factors, please see Item 1A. Risk Factors.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Omega Protein Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Omega Protein Corporation and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Notes 1 and 15 to the consolidated financial statements, the Company changed the manner in which it measures fair value of its financial assets and financial liabilities in 2008. As discussed in Note 9 to the consolidated financial statements, the Company changed the manner in which it accounts for its uncertain tax positions in 2007.

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

PricewaterhouseCoopers LLP

Houston, Texas

March 10, 2010

OMEGA PROTEIN CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2009	December 31, 2008
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2,177	$13,995
Receivables, net	11,614	33,455
Inventories	63,826	74,676
Deferred tax asset, net	3,426	101
Prepaid expenses and other current assets	2,846	1,438

Total current assets	83,889	123,665
Other assets, net	3,301	2,735
Energy swap asset, net of current portion	229	—
Property, plant and equipment, net	110,625	106,181

Total assets	$198,044	$232,581

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$2,380	$7,697
Current portion of capital lease obligation	369	302
Accounts payable	2,392	2,507
Accrued liabilities	16,952	16,347

Total current liabilities	22,093	26,853
Long-term debt, net of current maturities	23,540	51,312
Capital lease obligation, net of current portion	1,265	1,634
Interest rate swap liability, net of current portion	395	959
Deferred tax liability	4,540	3,005
Pension liabilities, net	9,185	9,261

Total liabilities	61,018	93,024

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 authorized shares; none issued	—	—
Common Stock, $0.01 par value; 80,000,000 authorized shares; 18,727,446 and 18,712,096 shares issued and outstanding at December 31, 2009 and 2008, respectively	187	187
Capital in excess of par value	114,772	114,008
Retained earnings	29,813	36,011
Accumulated other comprehensive loss	(7,746)	(10,649)

Total stockholders’ equity	137,026	139,557

Total liabilities and stockholders’ equity	$198,044	$232,581

The accompanying notes are an integral part of the consolidated financial statements.

OMEGA PROTEIN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2009	2008	2007
	(in thousands, except per share amounts)
Revenues	$164,861	$177,412	$157,149
Cost of sales	156,676	134,387	122,455

Gross profit	8,185	43,025	34,694
Selling, general and administrative expenses	12,591	16,310	16,386
Research and development expenses	1,444	1,757	1,194
Loss resulting from natural disaster, net—2008 storms	369	2,033	—
Insurance recoveries and other proceeds relating to natural disaster, net—2005 storms	(2,656)	(1,336)	(10,669)
Loss on disposal of assets	723	718	343

Operating (loss) income	(4,286)	23,543	27,440
Interest income	174	527	350
Interest expense	(4,507)	(4,306)	(5,471)
Loss resulting from debt refinancing	(385)	—	(3,024)
Other expense, net	(464)	(111)	(333)

(Loss) income before income taxes	(9,468)	19,653	18,962
(Benefit) Provision for income taxes	(3,270)	7,077	6,823

Net (loss) income	$(6,198)	$12,576	$12,139

Basic (loss) earnings per share	$(0.33)	$0.69	$0.72

Weighted average common shares outstanding	18,715	18,298	16,830

Diluted (loss) earnings per share	$(0.33)	$0.68	$0.70

Weighted average common shares and potential common shares outstanding	18,715	18,581	17,432

The accompanying notes are an integral part of the consolidated financial statements.

OMEGA PROTEIN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008	2007
	(in thousands)
Cash flow provided by (used in) operating activities:
Net (loss) income	$(6,198)	$12,576	$12,139
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	13,532	12,883	13,279
Loss resulting from natural disaster, net—2008 storms	251	3,065	—
(Insurance recoveries and other proceeds) losses relating to natural disaster, net—2005 storms	(2,656)	(1,337)	(10,669)
Loss resulting from debt refinancing	385	—	2,151
Loss on disposal of assets, net	723	718	343
Provisions for losses on receivables	48	45	117
Share based compensation	738	375	316
Deferred income taxes	(2,818)	3,102	4,340
Changes in assets and liabilities:
Receivables	14,293	(20,001)	(2,886)
Inventories	10,850	(3,824)	(10,807)
Prepaid expenses and other current assets	(472)	18	231
Other assets	(1,831)	(689)	(1,514)
Accounts payable	(115)	48	3
Accrued liabilities	1,899	592	1,096
Pension liability, net	807	667	(2,161)
Other, net	—	—	41

Total adjustments	35,634	(4,338)	(6,120)

Net cash provided by operating activities	29,436	8,238	6,019

Cash flow (used in) provided by investing activities:
Proceeds from disposition of assets	123	181	—
Proceeds from insurance companies and grant, hurricanes	10,156	3,837	18,667
Capital expenditures	(17,776)	(22,943)	(8,331)

Net cash (used in) provided by investing activities	(7,497)	(18,925)	10,336

Cash flow (used in) provided by financing activities:
Principal payments of long-term debt	(37,089)	(6,250)	(57,250)
Principal payments of capital lease obligation	(302)	(140)	—
Debt issuance costs	(417)	—	(723)
Proceeds from borrowings	4,000	—	47,349
Proceeds from stock options exercised	26	9,364	2,897
Tax effect of stock options exercised	—	2,416	2,663

Net cash (used in) provided by financing activities	(33,782)	5,390	(5,064)

Effect of exchange rate changes on cash and cash equivalents	25	—	8

Net (decrease) increase in cash and cash equivalents	(11,818)	(5,297)	11,299
Cash and cash equivalents at beginning of year	13,995	19,292	7,993

Cash and cash equivalents at end of year	$2,177	$13,995	$19,292

Supplemental cash flow information:
Cash paid (received) during the year for:
Interest	$4,303	$5,019	$4,854
Income taxes	$160	$1,519	$160

In 2009, 2008 and 2007, approximately 0, 0 and 5,200 shares, respectively, of the Company’s common stock were issued to directors in non cash transactions as payment in lieu of Board retainer and per diem fees. Expenses were recognized on these non cash transactions of $0, $0 and $41,700 for 2009, 2008, and 2007, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

OMEGA PROTEIN CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
	(in thousands)
Balance at December 31, 2006	16,210	$162	$95,961	$11,895	$(6,928)	$101,090
Issuance of common stock	1,244	13	3,241	—	—	3,254
Tax benefit from exercise of stock options	—	—	2,663	—	—	2,663
FIN 48 adoption, net of tax	—	—	—	(599)	—	(599)
Comprehensive income (loss):
Net income	—	—	—	12,139	—	12,139
Other comprehensive income (loss):
Interest rate swap adjustment, net of tax benefit of $228	—	—	—	—	(442)	(442)
Pension benefits adjustment, net of tax expense of $176	—	—	—	—	342	342
Foreign currency translation adjustment, net of tax expense of $4	—	—	—	—	8	8

Total comprehensive income (loss)				12,139	(92)	12,047

Balance at December 31, 2007	17,454	$175	$101,865	$23,435	$(7,020)	$118,455
Issuance of common stock	1,258	12	9,727	—	—	9,739
Tax benefit from exercise of stock options	—	—	2,416	—	—	2,416
Comprehensive income (loss):
Net income	—	—	—	12,576	—	12,576
Other comprehensive income (loss):
Interest rate swap adjustment, net of tax benefit of $404	—	—	—	—	(784)	(784)
Pension benefits adjustment, net of tax benefit of $1,465	—	—	—	—	(2,845)	(2,845)

Total comprehensive income (loss)				12,576	(3,629)	8,947

Balance at December 31, 2008	18,712	$187	$114,008	$36,011	$(10,649)	$139,557
Issuance of common stock	15	—	764	—	—	764
Comprehensive income (loss):
Net loss	—	—	—	(6,198)	—	(6,198)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax expense of $13	—	—	—	—	25	25
Energy swap adjustment, net of tax expense of $396	—	—	—	—	769	769
Interest rate swap adjustment net of tax expense of $632	—	—	—	—	1,226	1,226
Pension benefits adjustment, net of tax expense of $455	—	—	—	—	883	883

Total comprehensive (loss) income				(6,198)	2,903	(3,295)

Balance at December 31, 2009	18,727	$187	$114,772	$29,813	$(7,746)	$137,026

The accompanying notes are in integral part of the consolidated financial statements.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	SIGNIFICANT ACCOUNTING POLICIES SUMMARY OF OPERATIONS AND BASIS OF PRESENTATION

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

The Company maintains insurance coverage for a variety of these damages, most notably property, inventory, vessel and business interruption insurance. The nature and extent of the insurance coverage varies by line of policy. The Company received $10.2 million related to Hurricane Ike from these various policies as of December 31, 2009.

Subsequent to December 31, 2009, the Company received a grant of $0.1 million from the State of Louisiana Hurricane Gustav and Ike Fisheries Recovery Program. This amount represents approximately 50% of the total grant expected to be received and recognized in 2010.

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

On August 31, 2007, the Company filed a lawsuit in the District Court of Harris, Texas 295th Judicial District, against its prior insurance broker, Aon Risk Services of Texas, who procured the Company’s property insurance policies for the 2005/2006 policy year, which were the subject of prior litigation as a result of claims relating to Hurricanes Rita and Katrina. The Company’s lawsuit against Aon alleges negligent procurement, negligent misrepresentation, breach of contract and violations of Texas insurance and consumer protection laws. Trial has been set for this matter for April 2010, but may be continued to a later date.

During 2007 the Company settled its insurance claims against its primary and secondary insurance providers, net of expenses paid to outside legal counsel, for $22.7 million. Of that settlement, $12.0 million was recognized during 2005 and $10.7 million was recognized during 2007 as “insurance recoveries and other proceeds relating to natural disaster, net—2005 storms” in the consolidated statement of operations.

During 2008, the Company received a grant of $1.3 million, net of fees and expenses, from the Louisiana Department of Wildlife and Fisheries which was recognized as “Insurance recoveries and other proceeds related to natural disaster, net—2005 storms” in the Consolidated Statement of Operations for the year ended December 31, 2008. The grant provides assistance for commercial fishing owners impacted by Hurricanes Katrina and Rita in 2005. During the year ended December 31, 2009, the Company received a similar grant related to the impact of Hurricane Katrina of $2.7 million, net of fees and expenses, from the State of Mississippi. The Mississippi grant was recognized as “Insurance recoveries and other proceeds relating to natural disaster, net—2005 storms” in the Consolidated Statement of Operations for the year ended December 31, 2009.

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

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In addition to the above insurance policies, the Company maintains insurance coverage for property, inventory and business interruption insurance. The nature and extent of the insurance coverage varies by line of policy. The Company recorded insurance recoveries related to Hurricane Ike up to the policy maximum of $10 million, of which the Company had recognized $7.5 million as an account receivable as of December 31, 2008 due to the prior receipt in October 2008 of an advance of $2.5 million from the insurance carrier. During the year ended December 31, 2009, the Company received the remaining $7.5 million in settlement of the claim.

Advertising Costs

The costs of advertising are expensed as incurred.

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

For the year ended December 31, 2008, the Company recorded gains of $29,000 related to the change in fair value of the call options in its unallocated inventory cost pool. The Company did not purchase any natural gas call options during the year ended December 31, 2009. See Note 15 – Fair Value Disclosures for additional information.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest Rate Swap Agreements

The Company does not enter into financial instruments for trading or speculative purposes. The Company entered into interest rate swap agreements to manage its cash flow exposure to interest rate changes with notional amounts as indicated below that were scheduled to mature in March 2012. As originally established, the swaps effectively converted all the Company’s variable rate debt under the Term Loan to a fixed rate, without exchanging the notional principal amounts. Prior to September 30, 2009, these agreements were designated as a cash flow hedge and reflected at fair value in the Company’s Consolidated Balance Sheet as a component of total liabilities, and the related gains or losses were deferred in stockholders’ equity as a component of accumulated other comprehensive loss.

Date of Contract	Original Notional Amount	Contracted Interest Rate	Total Asset (Liability) as of December 31, 2009	Total Deferred Tax Asset (Liability) as of December 31, 2009	Notional Amount as of December 31, 2009
April 4, 2007	$19,950,000	5.16%	$(907,200)	$—	$14,464,000
February 7, 2008	10,237,500	3.36%	(254,600)	—	7,613,000
March 19, 2008	4,436,250	2.96%	(88,900)	—	3,299,000

			$(1,250,700)	$—	$25,376,000

As of December 31, 2009 and 2008, the Company has recorded a long-term liability of $394,600 and $958,700, respectively, net of the current portion included in accrued liabilities of $856,100 and $899,700, respectively, to recognize the fair value of interest rate derivatives, and has also recorded a deferred tax asset of $0 and $631,800, respectively associated therewith. Prior to the quarter ended September 30, 2009, the changes in fair value of the agreements were recorded in “accumulated other comprehensive loss” in the Company’s consolidated financial statements.

On September 24, 2009, the Company paid $16.6 million of the borrowing outstanding under the Term Loan using the Company’s existing cash balances. Additionally, on October 21, 2009, the Company entered into a Loan Agreement with Wells Fargo Bank N.A. which replaced the Senior Credit Facility. See Note 6—Notes Payable and Long-Term Debt for additional information. As a consequence of the debt prepayment and refinancing, the Company determined that the forecasted interest payments associated with the interest rate swaps would not occur. As a result, hedge accounting relating to the interest rate swaps was discontinued and all amounts previously recognized in accumulated other comprehensive loss were reclassified to earnings. For the year ended December 31, 2009, $1.5 million was recognized as interest expense in the Consolidated Statement of Operations. The interest rate swap agreements remained outstanding as of December 31, 2009.

The following table illustrates the changes recorded, net of tax, in accumulated other comprehensive loss resulting from the interest rate swap agreements.

	2009	2008	2007
	(in thousands)
Beginning balance	$(1,226)	$(442)	$—
Net gain (loss), net of tax, reclassified into earnings	(474)	(199)	21
Net change associated with current period swap transactions, net of tax	750	(585)	(463)
Ineffective portion of swaps, net of tax, reclassified into earnings	950	—	—

Ending balance	$—	$(1,226)	$(442)

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Energy Swap Agreements

The Company does not enter into financial instruments for trading or speculative purposes. During 2009 the Company entered into energy swap agreements to manage its cash flow exposure related to the volatility of natural gas, diesel and Bunker C energy prices. The swaps effectively fix pricing for the quantities listed below during the consumption periods.

Energy Swap	Consumption Period	Quantity	Price Per Unit	Energy Swap Asset/(Liability) as of December 31, 2009	Deferred Tax (Asset) Liability as of December 31, 2009
Diesel—NYMEX Heating Oil Swap	April – October, 2010	1,362,000 Gallons	$1.86	$474,200	$161,200
Natural Gas—NYMEX Natural Gas Swap	April – October, 2010	336,000 MMBTUs	$6.29	(164,800)	(56,000)
Bunker C—Platts Calendar Avg NY Swap	June - November, 2010	1,281,000 Gallons	$1.52	627,500	213,400
Diesel—NYMEX Heating Oil Swap	April - October, 2011	1,079,000 Gallons	$2.01	339,100	115,300
Natural Gas—NYMEX Natural Gas Swap	April - October, 2011	67,000 MMBTUs	$6.46	(19,900)	(6,800)
Bunker C—Platts Calendar Avg NY Swap	June - November, 2011	672,000 Gallons	$1.77	(90,400)	(30,800)

				$1,165,700	$396,300

As of December 31, 2009 the Company has recorded a long-term asset of $228,800, net of the current portion included in prepaid expenses and other current assets of $936,900, to recognize the fair value of energy swap derivatives, and has also recorded a deferred tax liability of $396,300 associated therewith. The effective portion of the change in fair value from inception to December 31, 2009 is recorded in “accumulated other comprehensive loss” in the Company’s consolidated financial statements. The following table illustrates the changes recorded, net of tax, in accumulated other comprehensive loss resulting from the energy swap agreements for the year ended December 31, 2009.

(in thousands)
Balance at January 1, 2009	$—
Net (gain) loss, net of tax, reclassified to unallocated inventory cost pool	(157)
Net change associated with current period swap transactions, net of tax	926

Balance at December 31, 2009	$769

The $769,400 reported in accumulated other comprehensive loss as of December 31, 2009 will be reclassified to unallocated inventory cost pool in the period when the energy consumption takes place. The amount to be reclassified, net of taxes, during the next 12 months is expected to be approximately $618,300.

If, at any time, the swaps are determined to be ineffective, in whole or in part, due to changes in the Company’s energy usage or underlying hedge agreements, the fair value of the portion of the energy swaps determined to be ineffective will be recognized as gain or loss in “cost of sales” in the consolidated statement of operations for the applicable period. See Note 15 – Fair Value Disclosures for additional information.

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

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Income Taxes

The Company utilizes the liability method to account for income taxes. This method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of existing temporary differences between the financial reporting and tax reporting basis of assets and liabilities, and operating loss and tax credits carryforwards for tax purposes. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. The Company believes that the deferred tax assets recorded as of December 31, 2009, net of the valuation allowance, are realizable through future reversals of existing taxable temporary differences and future taxable income. If the Company were to subsequently determine that it would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to deferred tax assets would increase earnings for the period in which such determination was made. The Company will continue to assess the adequacy of the valuation allowance on a quarterly basis. Any changes to the estimated valuation allowance could be material to the consolidated financial condition and results of operations.

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

Interest is capitalized only during the period of time required to complete and prepare the asset for its intended use. For the years ended December 31, 2009, 2008 and 2007, the Company capitalized approximately $695,100, $292,600 and $82,900, respectively, of interest.

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

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Comprehensive Income ( Loss)

Comprehensive income (loss) is defined as change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments, energy swap transactions, and pension benefits adjustments, including recognition of actuarial losses. The Company presents comprehensive income (loss) in its consolidated statements of stockholders’ equity.

Accumulated Comprehensive Loss

The components of accumulated other comprehensive loss included in shareholder’s equity are as follows:

	December 31, 2009	December 31, 2008
	(in thousands)
Cumulative Translation Adjustments, net of tax benefit of $0 and $13 as of December 31, 2009 and December 31, 2008	$—	$(25)
Fair Value of Energy Swaps, net of tax expense of $396 as of December 31, 2009 and $0 as of December 31, 2008.	769	—
Fair Value of Interest Rate Swaps, net of tax benefit of $0 as of December 31, 2009 and $632 as of December 31, 2008.	—	(1,226)
Pension Benefits Adjustments, net of tax benefit of $4,387 as of December 31, 2009 and $4,842 as of December 31, 2008	(8,515)	(9,398)

Accumulated Other Comprehensive Loss	$(7,746)	$(10,649)

Foreign Currency Translation

The Company’s former Mexican operations used the local currency as the functional currency. Assets and liabilities of those operations were translated into U.S. dollars using period-end exchange rates; income and expenses are translated using the average exchange rates for the reporting period. Translation adjustments are deferred in accumulated other comprehensive income (loss), a separate component of stockholders’ equity.

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

At December 31, 2009 and December 31, 2008, the Company had cash deposits concentrated primarily in one major bank, although the banks differed from 2009 to 2008. In addition, the Company had commercial quality grade investments A2P2 rated or better with companies and financial institutions. The Company believes that credit risk in such investments is minimal.

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

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2008, FASB Staff Position No. SFAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” was issued (superseded by FASB ASC 715-20-65 on September 15, 2009). FASB ASC 715-20-65 requires additional disclosures about plan assets of a defined benefit pension or other postretirement plan, how investment allocation decisions are made, and the fair value of each major category of plan assets as of each annual reporting date for which a statement of financial position is presented. Additionally, FASB ASC 715-20-65 requires disclosures about significant concentrations of risk in plan assets. FASB ASC 715-20-65 is effective for fiscal years ending after December 15, 2009. The Company’s adoption of FASB ASC 715-20-65 effective January 1, 2009 had no impact on the Company’s consolidated financial statements but requires the Company to add additional disclosures related to its pension plan.

In April 2009, FASB Staff Position No. SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” was issued (superseded by FASB ASC 825-10-65 on September 15, 2009). FASB ASC 825-10-65 requires companies to disclose the fair value of financial instruments within interim financial statements, adding to the current requirement to provide those disclosures annually. This FASB ASC is effective for interim reporting periods ending after June 15, 2009. The Company’s adoption of FASB ASC 825-10-65, effective April 1, 2009, did not have a material impact on the Company’s consolidated results of operations, financial position and related disclosures. See Note 15 – Fair Value Disclosures for additional information.

In May 2009, FASB issued SFAS No. 165, “Subsequent Events” (superseded by FASB ASC 855-10 on September 15, 2009). This statement does not apply to subsequent events or transactions that are within the scope of other applicable generally accepted accounting principles that provide different guidance on the accounting treatment for subsequent events or transactions. FASB ASC 855-10 applies to both interim and annual financial statements ending after June 15, 2009. FASB ASC 855-10 introduces the concept of financial statements being available to be issued. It requires the disclosure of the date through which a Company has evaluated subsequent events and the basis for that date and whether that date represents the date the financial statements were issued or were available to be issued. FASB ASC 855-10 should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The Company’s adoption of FASB ASC 855-10, effective April 1, 2009, did not have a material impact on the Company’s consolidated results of operations, financial position and related disclosures. The Company has assessed and disclosed subsequent events, if any, of its Consolidated Financial Statements for the year ended December 31, 2009.

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

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 166, “Accounting for Transfers of Financial Assets” (superseded by FASB ASC 860-10 on September 15, 2009). The standard will require additional information about transfers of financial assets, including securitization transactions, and enhanced disclosures when companies have continuing exposure to the risks related to transferred financial assets. In addition, it eliminates the concept of a qualifying special-purpose entity. This

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

statement is effective as of the beginning of the first annual reporting period that begins after November 15, 2009, which corresponds to the Company’s fiscal year beginning January 1, 2010. The Company is evaluating the impact, if any, the adoption will have on its consolidated financial statements.

In June 2009, FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (superseded by FASB ASC 810 on September 15, 2009). This guidance amends the consolidation guidance for variable interest entities. Also, it will require additional disclosures about involvement with variable interest entities and any significant changes in risk exposure due to that involvement. This guidance is effective as of the beginning of the first annual reporting period that begins after November 15, 2009, which corresponds to the Company’s fiscal year beginning January 1, 2010. The Company is evaluating the impact, if any, the adoption will have on its consolidated financial statements.

NOTE 2. ACCOUNTS RECEIVABLE

Accounts receivable as of December 31, 2009 and 2008 are summarized as follows:

	2009	2008
	(in thousands)
Trade	$10,202	$22,802
Insurance	34	8,139
Employee	2	11
Income tax	1,013	2,653
Other	542	15

Total accounts receivable	11,793	33,620
Less allowance for doubtful accounts	(179)	(165)

Receivables, net	$11,614	$33,455

As a result of Hurricane Ike (see Note 12 – Hurricane Losses, Insurance Recoveries and Other Proceeds), the Company sustained damage to its Abbeville and Cameron, Louisiana fish processing facilities. The Company initially recorded a hurricane related insurance receivable of $10.0 million, of which $7.5 million was receivable as of December 31, 2008. During the year ended December 31, 2009, the Company received the remaining $7.5 million in settlement of the claim.

NOTE 3. INVENTORY

The major classes of inventory as of December 31, 2009 and 2008 are summarized as follows:

	2009	2008
	(in thousands)
Fish meal	$27,851	$38,115
Fish oil	16,753	22,927
Fish solubles	2,617	1,073
Unallocated inventory cost pool (including off-season costs)	7,362	6,407
Other materials & supplies	9,243	6,154

Total inventory	$63,826	$74,676

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventory at December 31, 2009 and 2008 is stated at the lower of cost or market. The elements of unallocated inventory cost pool include plant and vessel related labor, utilities, rent, repairs and depreciation, to be allocated to inventories produced through the 2010 fishing season.

As a result of Hurricane Ike, the Company sustained damage to its Cameron, Louisiana and Port Arthur, Texas fish meal inventory and Abbeville and Cameron, Louisiana materials and supplies inventory. Due to additional previously unrecognized damage to its Cameron, Louisiana materials and supplies inventory, the Company recognized a $33,000 material and supply write-off for the year ended December 31, 2009. The Company recognized a $1.4 million fish meal inventory write-off and $0.3 million materials and supplies write-off for the year ended December 31, 2008. See Note 12 – Hurricane Losses, Insurance Recoveries and Other Proceeds.

The hurricane also affected the Company’s 2008 Gulf of Mexico fishing season due to the closure of two fish processing facilities in the Gulf of Mexico region. As a result of these closures and their impact on fishing, the Company recognized a $5.4 million unallocated inventory cost pool write-off and a $0.9 million write-off related to idle plant cost for the year ended December 31, 2008. See Note 12 – Hurricane Losses, Insurance Recoveries and Other Proceeds.

NOTE 4. OTHER ASSETS

Other assets as of December 31, 2009 and 2008 are summarized as follows:

	2009	2008
	(in thousands)
Fish nets, net of accumulated amortization of $1,059 and $1,022	$1,292	$1,192
Insurance receivable, net of allowance for doubtful accounts	1,292	640
Title XI debt issuance costs	285	316
Other debt issuance costs (1)	383	510
Deposits and other	49	77

Total other assets, net	$3,301	$2,735

(1)	On October 21, 2009, the Company entered into a Loan Agreement with Wells Fargo Bank N.A., and the remaining outstanding balance under the Senior Credit Facility was paid in full. See Note 6—Notes Payable and Long-Term Debt for additional information. Consequently, the unamortized balance of “Other debt issuance costs” incurred in conjunction with the prior Senior Credit Facility on March 26, 2007 was recorded as “Loss resulting from debt refinancing” in the Consolidated Statement of Operations for the year ending December 31, 2009. The deferred debt issuance costs incurred relating to the Loan Agreement with Wells Fargo Bank N.A. was $0.4 million and will be amortized over the term of the agreement.

Amortization expense for fishing nets amounted to $1.1 million, $1.0 million and $0.8 million for the years ended December 31, 2009, 2008 and 2007, respectively.

The Company carries insurance for certain losses relating to its vessels and Jones Act liability for employees aboard its vessels (collectively, “Vessel Claims Insurance”). The typical Vessel Claims Insurance policy contains an annual aggregate deductible (“AAD”) for which the Company remains responsible, while the insurance carrier is responsible for all applicable amounts which exceed the AAD. It is the Company’s policy to accrue current amounts due and record amounts paid out on each claim. Once payments exceed the AAD, the Company records an insurance receivable for a given policy year, net of allowance for doubtful accounts. During 2009, a fully

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reserved insurance receivable in the amount of $1.8 million was written off. As of December 31, 2009 and 2008 the allowance for doubtful insurance receivable accounts were $0.2 and $2.0 million, respectively.

NOTE 5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of December 31, 2009 and 2008 are summarized as follows:

	2009	2008
	(in thousands)
Land	$7,690	$7,690
Plant assets	111,401	105,150
Fishing vessels	102,125	99,655
Furniture and fixtures	5,755	5,643
Construction in progress	13,012	12,662

Total property and equipment	239,983	230,800
Less accumulated depreciation and impairment	(129,358)	(124,619)

Property, plant and equipment, net	$110,625	$106,181

Depreciation expense for the years ended December 31, 2009, 2008 and 2007 was $12.2 million, $11.6 million and $12.1 million, respectively.

As a result of Hurricane Ike, the Company sustained damage to its property and equipment at its Abbeville and Cameron, Louisiana fish processing facilities. For the year ended December 31, 2009, the Company recognized a $0.3 loss on the involuntary conversion of damaged property and equipment related to additional previously unrecognized damage to its plant assets resulting from the hurricane. The Company recognized a $0.3 million and $0.2 million write-off of its property and equipment and related accumulated depreciation, respectively, for the year ended December 31, 2008, which resulted in an involuntary conversion loss. During 2008, the Company also recognized a $2.9 million loss on the involuntary conversion of damaged property and equipment related to plant assets. See Note 12 – Hurricane Losses, Insurance Recoveries and Other Proceeds.

NOTE 6. NOTES PAYABLE AND LONG-TERM DEBT

At December 31, 2009 and 2008, the Company’s long-term debt consisted of the following:

	December 31, 2009	December 31, 2008
	(in thousands)
U.S. government guaranteed obligations (Title XI loans) collateralized by a first lien on certain vessels and certain plant assets:
Amounts due in installments through 2022, interest from 6.49% to 7.6%	$25,725	$28,148
Amounts due in installments through 2014, interest at Eurodollar rates plus 0.45% (0.73% and 4.21% at December 31, 2009 and December 31, 2008, respectively)	195	236
Bank of America term loan, quarterly principal payments, as defined, interest payable quarterly based on LIBOR plus an applicable rate (3.46% as of December 31, 2008)	—	30,625

Total debt	25,920	59,009
Less current maturities	(2,380)	(7,697)

Long-term debt	$23,540	$51,312

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

On December 1, 2005, pursuant to the Title XI program, the FFP approved a second financing application made by the Company in the amount of $16.4 million (the “Second Approval Letter”). In May 2006, the Company submitted a $6.3 million financing request under the Second Approval Letter. The Company closed on the $6.3 million FFP loan in the first quarter of 2007. In September 2009, the Company submitted a $10.0 million financing request under the remaining Second Approval Letter which it anticipates closing in the first or second quarter of 2010. As of December 31, 2009, the Company had approximately $25.9 million of borrowings outstanding under Title XI and was in compliance with all of the covenants contained therein.

On March 26, 2007 the Company entered into a Credit Agreement with Bank of America, N.A., as administrative agent, lender, swing line lender and letter of credit issuer, Regions Bank, Compass Bank and Farm Credit Bank of Texas which provided the Company with a $55 million senior credit facility (the “Senior Credit Facility”) consisting of (i) a 5-year revolving credit facility (the “Revolving Credit Facility”) of up to $20 million, including a $7.5 million sub-limit for the issuance of standby letters of credit and a $2.5 million sub-limit for swing line loans and (ii) a 5-year term loan (the “Term Loan”) of $35 million.

On September 24, 2009, the Company paid $16.6 million of the borrowing outstanding under the Term Loan. October 21, 2009, the Company entered into a Loan Agreement with Wells Fargo Bank, N.A. which replaced the Senior Credit Facility and which provides the Company with a senior secured credit facility consisting of a 3-year revolving credit facility of up to $35 million, including a $7.5 million sub-limit for the issuance of standby letters of credit, and is secured by substantially all of the Company’s assets except for those already pledged in connection with existing federal Fisheries Finance Program loans. The Loan Agreement replaced the Company’s prior Senior Credit Facility, under which, just prior to closing, $11.4 million was outstanding under the Term Loan and $2.8 million was outstanding under letters of credit. In connection with the closing of the Loan Agreement, the Company repaid the Term Loan and the letters of credit were transferred to Wells Fargo Bank. As of December 31, 2009, the Company recognized $0.4 million in deferred debt issuance costs associated with the Loan Agreement on the Consolidated Balance Sheet. Additionally, the Company recognized a $0.4 million charge in the Consolidated Statement of Operations related to unamortized deferred debt issuance costs associated with the Senior Credit Facility.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Loan Agreement bears interest at LIBOR plus an applicable margin and requires the Company to comply with various affirmative and negative covenants affecting its business and operations. In addition, the Company is required to comply with various affirmative and negative covenants affecting its business and financial operations, as well as the following financial covenants:

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

As of December 31, 2009, the Company had no amounts outstanding under the revolving credit facility and approximately $3.0 million in letters of credit issued primarily in support of worker’s compensation insurance programs. The Company has no off-balance sheet arrangements other than normal operating leases and standby letters of credit. Additionally, as of December 31, 2009, the Company was in compliance with all applicable financial covenants.

Annual Maturities

The annual maturities of long-term debt for the five years ending December 31, 2014 and thereafter are as follows (in thousands):

2010	2011	2012	2013	2014	Thereafter
$2,380	$2,557	$2,529	$2,561	$2,582	$13,311

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7. CAPITAL LEASE OBLIGATION

On May 29, 2008 and July 10, 2008, the Company entered into capital lease agreements to lease barges for a period of 5 years. Following is a summary of future minimum payments under the capitalized lease agreements (in thousands):

2010	$551
2011	578
2012	609
2013	290

Total minimum lease payments	2,028
Less amount representing interest	(394)

Present value of minimum payments	1,634
Less current portion of capital lease obligation	(369)

Long-term capital lease obligation	$1,265

As of December 31, 2009, assets recorded under capital lease obligations are included in Property, Plant and Equipment, net as follows (in thousands):

	December 31, 2009	December 31 2008
Fishing vessels and marine equipment, at cost	$2,076	$2,076
Less accumulated depreciation	(640)	(225)

Property, plant and equipment, net	$1,436	$1,851

NOTE 8. EARNINGS PER SHARE INFORMATION

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (in thousands except share and per share data) for the years ended December 31, 2009, 2008 and 2007.

	Years Ended December 31,			Years Ended December 31,			Years Ended December 31,
	2009			2008			2007
	Income (Numerator)	Shares (Denominator)	Amount	Income (Numerator)	Shares (Denominator)	Amount	Income (Numerator)	Shares (Denominator)	Amount
Net (loss) income	$(6,198)	—		$12,576	—		$12,139	—

Basic EPS
(Loss) income available to common stockholders’	(6,198)	18,715	$(0.33)	12,576	18,298	$0.69	12,139	16,830	$0.72

Effect of Dilutive stock option grants	—	—		—	283		—	602

Diluted EPS
(Loss) income available to common stockholders’	$(6,198)	18,715	$(0.33)	$12,576	18,581	$0.68	$12,139	17,432	$0.70

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Options to purchase 1,232,000 shares of common stock at exercise prices ranging from $2.03 to $15.88 per share were outstanding during the year ended December 31, 2009, but were not included in the computation of diluted earnings per share because inclusion of these shares would have been antidilutive.

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

NOTE 9. INCOME TAXES

The Company’s (benefit) provision for income taxes consisted of the following:

	Years Ended December 31,
	2009	2008	2007
	(in thousands)
Current:
State	$(8)	$40	$(70)
U.S.	—	—	—
Deferred:
State	(192)	335	346
U.S.	(3,070)	6,702	6,547

(Benefit) Provision for income taxes	$(3,270)	$7,077	$6,823

As of December 31, 2009, for federal income tax purposes, the Company had $23.7 million in net operating losses expiring in 2020 through 2030, and approximately $1.3 million in alternative minimum tax credit carryforward.

The following table reconciles the income tax (benefits) provisions computed using the U.S. statutory rate of 34% to the (benefit) provisions reflected in the financial statements.

	Years Ended December 31,
	2009	2008	2007
	(in thousands)
Taxes at statutory rate	$(3,219)	$6,682	$6,442
Foreign sales exempt income	—	—	—
State taxes, net of federal benefit	(143)	252	244
Excess executive compensation	—	22	255
Employment tax credits	—	—	—
Other	92	121	(118)

(Benefit) Provision for income taxes	$(3,270)	$7,077	$6,823

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A tax benefit of $0 and $2,416,000 for the exercise of stock options was not included in income for financial reporting purposes and was credited directly to additional paid in capital as of December 31, 2009, and 2008, respectively.

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

Under the guidance in FASB Staff Position No. FAS 109-1, Application of FASB Statement No. 109, “Accounting for Income Taxes,” (superseded by FASB ASC 740-10-55 on September 15, 2009) to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, the deduction will be treated as a “special deduction” as described in FASB ASC 740-10-55. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on the Company’s tax return.

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

Temporary differences and tax credit carryforwards that gave rise to significant portions of deferred tax assets and liabilities as of December 31, 2009 and 2008 are as follows:

	2009	2008
	(in thousands)
Deferred tax assets:
Assets and accruals not yet deductible	$4,524	$3,998

Alternative minimum tax credit carryforwards	1,262	1,250
Equity in loss of unconsolidated affiliates	122	122
Net operating loss carryforward	6,371	6,119
Tax credit carryforward	900	859
Pension liability	4,663	5,118
State income tax	857	654
Other	—	175
Valuation allowance	(811)	(1,081)

Total deferred tax assets	17,888	17,214

Deferred tax liabilities:
Property and equipment	(14,971)	(15,970)
Pension and other retirement benefits	(1,541)	(1,970)
Assets currently deductible	(2,490)	(2,178)

Total deferred tax liabilities	(19,002)	(20,118)

Net deferred tax liability	$(1,114)	$(2,904)

Deferred income tax liabilities non-current	$(4,540)	$(3,005)
Deferred income tax asset current	3,426	101

Net deferred tax liability	$(1,114)	$(2,904)

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company adopted the provisions of FASB ASC 740-10-50-15, “Accounting for Uncertainty in Income Taxes” January 1, 2007. As a result of the implementation of FASB ASC 740-10-50-15, the Company recognized approximately a $599,000 decrease in its deferred tax asset, which was accounted for as a reduction of $599,000 and $ -0- to the January 1, 2007, balance of retained earnings and accumulated other comprehensive income, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2009	2008	2007
	(in thousands)
Balance at January 1,	$864	$821	$991
Reductions for tax positions of prior years	—	—	(135)
Additions based on tax positions related to the current year	—	43	—
Settlements	—	—	(18)
Lapse of Statute of Limitations	—	—	(17)

Balance at December 31,	$864	$864	$821

Included in the balances at December 31, 2009, 2008 and 2007 are $864,000, $864,000, and $821,000, respectively, of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not materially affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company did not have an accrual for payment of interest and penalties at December 31, 2009, 2008, and 2007.

NOTE 10.	ACCRUED LIABILITIES

Accrued liabilities as of December 31, 2009 and December 31, 2008 are summarized as follows:

	December 31, 2009	December 31, 2008
	(in thousands)
Salary and benefits	$3,791	$3,628
Insurance	7,726	4,831
Taxes, other than income tax	76	177
Trade creditors	3,099	5,942
Fair market value of interest rate swap, current portion	856	899
Deferred Revenue	985	42
Accrued Interest	227	216
Other	192	612

Total accrued liabilities	$16,952	$16,347

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11.	BENEFIT PLANS

Defined Contribution Plan

All qualified employees of the Company are covered under the Omega Protein 401(k) Savings and Retirement Plan (the “Plan”). The Company’s matching contributions to the Plan were approximately $798,000, $840,000 and $818,000 during 2009, 2008 and 2007, respectively.

Pension Plan

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

Amounts listed as pension benefits adjustment under the caption “Comprehensive (Loss) Income” on the Consolidated Statements of Stockholders’ Equity of $0.9 million, ($2.8) million and $0.3 million for 2009, 2008 and 2007, respectively, represent the change, net of tax, in the portion of the additional pension liability recorded under “Accumulated Other Comprehensive Loss” on the Consolidated Balance Sheet. During 2010, the Company expects total net periodic benefit cost to be approximately $1.3 million. The amounts in accumulated other comprehensive loss that are expected to be recognized as a component of net periodic benefit cost during the 2010 year are as follows (in thousands):

Net Actuarial Loss (Gain)	$1,103
Prior Service Cost	$0

The Company’s funding policy is to make contributions as required by applicable regulations. The Company uses a December 31 measurement date for its pension plan. The accumulated benefit obligation for the pension plan was $24.9 million and $24.1 million at December 31, 2009 and 2008, respectively.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables set forth the benefit obligations, fair value of plan assets, and the funded status of the Company’s pension plan, amounts recognized in the Company’s financial statements, and the principal weighted average assumptions used:

	Years Ended December 31,
	2009	2008
	(in thousands)
Accumulated Benefit Obligations	$24,907	$24,062

Change in Benefit Obligation
Benefit Obligation at beginning of year	$24,062	$25,960
Service Cost	—	—
Interest Cost	1,451	1,506
Plan Amendments	—	—
Actuarial (Gain) / Loss	1,134	(1,546)
Benefits Paid	(1,740)	(1,858)

Benefit Obligation at end of year	$24,907	$24,062

Change in Plan Assets
Plan Assets at Fair Value at beginning of year	$14,801	$20,212
Actual Return (loss) on Plan Assets	2,257	(5,025)
Company Contributions	404	1,472
Benefits Paid	(1,740)	(1,858)

Plan Assets at Fair Value at end of year	$15,722	$14,801

Funded Status of the Plan	$(9,185)	$(9,261)

Additional Amounts Recognized in the Statement of Financial Position:
Noncurrent Liabilities	$(9,185)	$(9,261)

Amounts Recognized in Accumulated Other Comprehensive Loss:
Net Actuarial Loss, net of tax	$8,515	$9,398

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Loss:
Net Actuarial (Gain) Loss, net of tax	$(75)	$3,356
Reversal of Amortization Item:
Amortization of Net Loss, net of tax	(808)	(512)

Total Recognized in Other Comprehensive Income, net of tax	$(883)	$2,844

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

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A change in the assumed discount rate creates a deferred actuarial gain or loss. Generally, when the assumed discount rate decreases compared to the prior measurement date, a deferred actuarial loss is created. When the assumed discount rate increases compared to the prior measurement date, a deferred actuarial gain is created. Actuarial gains and losses also are created when actual results differ from assumptions. The net of the deferred gains and losses are amortized to pension expense over the average service life of the remaining plan participants, when it exceeds certain thresholds defined in FASB ASC 715-30-35. This approach to amortization of gains and losses has the effect of reducing the volatility of pension expense attributable to investment returns and liability experience. Over time, it is not expected to reduce or increase the pension expense relative to an approach that immediately recognizes losses and gains.

As a result of the annual review of assumptions, the Company’s 2010 expected return on plan assets remains at 7.1% and the discount rate decreased from 6.25% to 5.65%. The discount rate selected by the Company is consistent with general movements in interest rates. Additionally, the Company performed a yield curve analysis which concluded that when the Citigroup Yield Curve is applied to the Plan, it produces a discount rate of 5.65%. The Moody’s Aa Corporate Bond rate was 5.49% as of December 31, 2009, and the selected discount rate is equal to the yield curve analysis.

		Years Ended December 31,
		2009	2008
Assumptions

Weighted average assumptions used to determine benefit obligations
Discount Rate		5.65%	6.25%
Long-Term Rate of Return		7.10%	7.10%
Salary Scale up to age 50		N/A	N/A
Salary Scale over age 50		N/A	N/A

	Years Ended December 31,
	2009	2008	2007
Weighted average assumptions used to determine net periodic benefit cost
Discount Rate	6.25%	6.00%	5.80%
Long-Term Rate of Return	7.10%	7.90%	8.50%
Salary Scale up to age 50	N/A	N/A	N/A
Salary Scale over age 50	N/A	N/A	N/A

	Years Ended December 31,
	2009	2008	2007
	(in thousands)
Components of net periodic benefit cost:
Service cost	$—	$—	$—
Interest cost	1,451	1,506	1,503
Expected return on plan assets	(1,010)	(1,607)	(1,616)
Amortization of net loss	1,225	775	814

Net periodic benefit cost	$1,666	$674	$701

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Plan Assets

The Company’s pension plan weighted-average asset allocations at December 31, 2009 and 2008, by asset category are as follows:

	Plan Assets at December 31,
Asset Category	2009		2008
	Actual	Target	Actual	Target
Equity	62.7%	60.0%	51.7%	60.0%
Debt securities	37.1	40.0	47.9	40.0
Other	0.2	—	0.4	—

Total	100.0%	100.0%	100.0%	100.0%

The fair market values of the Company’s pension plan assets by major category are presented below. The fair value of the Company’s plan assets are estimated based on quoted prices for similar instruments in active markets and therefore are categorized as Level 2 of the fair value hierarchy. See Note 15 – Fair Value Disclosures for additional information related to fair value measurements and disclosures.

	Fair Value of Plan Assets at December 31, (in thousands) Fair Value Measurements Using Level 2
Asset Category	2009	2008
Equity Securities
Large-Cap Growth	$2,230	$696
Large Company Value	1,884	2,702
Mid-Cap Growth	1,288	1,261
Small Company Growth	1,306	755
Small Company Value	949	911
International Large-Cap Growth	1,261	—
International Large-Cap Value	940	1,322
Fixed Income Securities
U.S. Treasuries	1,964	2,432
U.S. Govt. Agencies	1,047	287
Corporate bonds	1,590	1,446
International fixed income	337	258
Mortgage-backed securities	903	2,669
Other	23	62

Total	$15,722	$14,801

Plan assets are well diversified and managed by independent investment advisors, who are in turn overseen and monitored by an investment advisor engaged by the Investment Committee. The Plan’s investment objective is long-term capital appreciation with a prudent level of risk. The Plan’s Investment Committee periodically completes asset performance studies with the goal of maintaining an optimal asset allocation in order to meet future Plan benefit obligations. The investment objectives of the Plan assets have a long-term focus and the Plan is invested in accordance with prudent investment practices that emphasize long-term investment fundamentals which avoid any significant concentrations of risks.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Equity securities do not include any of the Company’s common stock at December 31, 2009 and 2008, respectively.

Projected Benefit Payments for the years ending December 31, 2010 – 2019

(in thousands)
2010	2011	2012	2013	2014	2015-2019
$1,748	$1,754	$1,747	$1,767	$1,779	$8,995

Expected Contributions during 2010

The Company expects to make contributions of $1.8 million to the pension plan in 2010.

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

The Company granted stock options in 2007, 2008 and 2009 under the 2000 Incentive Plan and 2006 Incentive Plan in the form of non-qualified stock options. See “Stock-Based Compensation” regarding the method the Company utilizes to record compensation expense for employee stock options. The Company establishes the exercise price based on the fair market value of the Company’s stock (as defined in the relevant

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

plan) at the date of grant. Each quarter, the Company reports the potential dilutive impact of stock option in its diluted earnings per common share using the treasury-stock method. Out-of-the-money stock options (i.e., the average stock price during the period is below the strike price of the stock option) are not included in diluted earnings per common share.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment,” (superseded by FASB ASC 718-20 on September 15, 2009) using the modified prospective application transition method. Under this transition method, compensation cost in 2006 includes the portion vesting in the period for (1) all share-based payments granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with FASB ASC 718-20 and (2) all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FASB ASC 718-20. Under the modified prospective application transition method, no cumulative effect of change in accounting principle charge is required for the Company, and results for prior periods have not been restated. FASB ASC 718-20 also requires excess tax benefits be reported as a financing cash inflow rather than an operating cash inflow.

Net earnings for the years ended December 31, 2009, 2008 and 2007 includes approximately $738,000, $569,000 and $480,000 ($487,000, $375,000 and $316,000 after tax) of share-based compensation cost, which is included in selling, general and administrative expenses in the statement of operations for the years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009, there was approximately $1,081,000 of unrecognized compensation cost related to non-vested share-based compensation that is expected to be recognized over a weighted-average period of 2.1 years. Based on grants as of December 31, 2009, total before tax share-based compensation cost for fiscal year 2010 is expected to be approximately $555,000.

The following table shows options granted and outstanding under the 2006 Long-Term Incentive Plan to the Company’s independent directors and employees for the year ended December 31, 2009:

Date of Option Grant	Exercise Price on Grant Date	Options Granted and Outstanding as of December 31, 2009		Date of Vesting
February 3, 2009	$4.02	592,500	(2)	February 3, 2010 - 2012 (1)
March 3, 2009	$2.22	5,000		March 3, 2010 - 2012 (1)
May 11, 2009	$3.10	3,000		May 11, 2010 - 2012 (1)
June 12, 2009	$4.77	50,000		December 12, 2009
July 13, 2009	$3.75	15,000		July 13, 2010 - 2012 (1)
September 22, 2009	$5.37	6,000		September 22, 2010 - 2012 (1)

		671,500

(1)	Options to employees vest in equal one-third portions in 2010, 2011, and 2012.
(2)	Does not include 55,000 options granted and later forfeited during 2009.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

There were 15,350 stock option exercises during the year ended December 31, 2009. A summary of option activity under the plans for years 2009, 2008 and 2007 is as follows (options in thousands):

	2009		2008		2007
	Number of Shares Underlying Options	Weighted Average Exercise Prices	Number of Shares Underlying Options	Weighted Average Exercise Prices	Number of Shares Underlying Options	Weighted Average Exercise Prices
Outstanding at beginning of year	605	$7.26	2,753	$9.22	4,502	$7.78
Granted	726	$4.06	143	$11.29	75	$8.85
Exercised	(15)	$1.69	(1,258)	$7.44	(1,239)	$2.34
Expired	—	—	(1,023)	$12.89	(568)	$12.75
Forfeited	(84)	$5.84	(10)	$6.29	(17)	$10.03

Outstanding at end of year	1,232	$5.54	605	$7.26	2,753	$9.22

Exercisable at end of year	550	$6.80	451	$6.58	2,629	$9.29

Weighted-average fair value of options granted		$2.06		$5.04		$4.92

December 31, 2009 Aggregate Intrinsic Value (in thousands)
Options outstanding as of December 31, 2009	$377
Options exercisable as of December 31, 2009	$149
Options exercised during 2009	$49

The following table further describes the Company’s stock options outstanding as of December 31, 2009.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Prices	Number Exercisable at 12/31/2009	Weighted Average Exercise Prices
$1.65 to $3.50	124,032	1.1 years	$3.06	116,032	$3.10
$3.51 to $4.70	655,500	8.8 years	$4.04	34,666	$4.48
$4.71 to $7.55	236,502	7.1 years	$6.22	219,834	$6.24
$7.56 to $10.58	123,200	5.5 years	$8.49	115,532	$8.48
$10.59 to $15.88	93,000	8.5 years	$13.80	64,329	$13.60

	1,232,234			550,393

	Year Ended December 31, 2009	Weighted Average Grant-Date Fair Value
Nonvested options as of January 1, 2009	153,833	$4.15
Granted	726,500	$2.06
Vested	(124,325)	$3.35
Forfeited	(74,167)	$2.65

Nonvested options as of December 31, 2009	681,841	$2.23

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of the Company’s stock options is the estimated present value at grant date using the Black-Scholes option pricing model with the following weighted average assumptions for the year ended December 31, 2009, 2008 and 2007: expected dividend yield of 0%, 0% and 0%; weighted-average volatility of 55.45%, 47.24% and 61.16%; risk-free interest rate of 1.96%, 3.10% and 4.83%; and an expected term of 5 years. The expected dividend yield is based on the Company’s annual dividend payout at grant date. Expected volatility is based on the historical volatility of the Company’s stock for a period approximating the expected life. The risk-free interest rate is based on the U.S. treasury yield in effect at the time of grant and has a term equal to the expected life. The expected term of the options represents the period of time the options are expected to be outstanding.

NOTE 12. HURRICANE LOSSES AND INSURANCE RECOVERIES

2008 Hurricane

On September 13, 2008, the Company’s Abbeville and Cameron, Louisiana fish processing facilities were damaged by Hurricane Ike. For the years ended December 31, 2009 and 2008, the following amounts have been recognized in the Company’s statement of operations (in thousands):

	Years Ended December 31,
	2009	2008
Damaged fish meal inventory	$—	$1,360
Write-off of other materials and supplies	33	292
Write-off of unallocated inventory cost pool	—	5,436
Involuntary conversion of property and equipment	250	3,065
Idle plant costs recognized as period expense	—	886
Clean-up costs incurred	86	1,012
Estimated insurance recoveries	—	(10,018)

(Gain) Loss resulting from natural disaster, net—2008 storms	$369	$2,033

Not included in the amounts listed in the above table are the replacement capital costs of property and equipment, which did not have any book basis and were destroyed in the hurricane.

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

	Years Ended December 31,
	2009	2008	2007
Insurance recoveries and other proceeds relating to natural disaster, net—2005 storms	$(2,656)	$(1,336)	$(10,669)

Not included in the amounts listed in the above table are the replacement capital costs of property and equipment, which did not have any book basis and were destroyed in the hurricanes.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 13. COMMITMENTS AND CONTINGENCIES

Operating Lease Payable

The Company has noncancellable operating leases, primarily for land and building, that expire over 1 to 7 years.

Future minimum payments under non-cancelable operating lease obligations for the five years ending December 31, 2014 and thereafter are as follows (in thousands):

2010	2011	2012	2013	2014	Thereafter
$2,391	$2,040	$1,857	$1,868	$1,070	$560

Rental expense for operating leases was $2.3 million, $2.0 million, and $2.0 million in 2009, 2008, and 2007, respectively.

Contract Commitments

As of December 31, 2009, the Company has entered into purchase commitments of approximately $0.2 million related to natural gas basis contracts that will be delivered in quantities expected to be used in the normal course of business during the 2010 fishing season.

	Volume	Basis Contract Price	Total Commitment
Natural gas (per MMBTU)	672,836	$0.37	$248,949

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

NOTE 14. INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates within one industry segment, menhaden fishing, for the production and sale of fish meal, fish solubles and fish oil. Export sales of fish oil and fish meal were approximately $81 million, $81 million, and $66 million in 2009, 2008, and 2007, respectively. Such sales were made primarily to Asian, European and Canadian markets. In 2009, 2008 and 2007, sales to the largest customer was approximately $17.7 million, $20.4 million and $12.6 million, respectively. This customer was different for each of the three years.

The following table shows the geographical distribution of revenues (in thousands) based on location of customers:

	Years Ended December 31,
	2009		2008		2007
	Revenues	Percent	Revenues	Percent	Revenues	Percent
U.S.	$83,749	50.8%	$96,335	54.3%	$91,461	58.2%
Mexico	989	0.6	4,790	2.7	8,643	5.5
Europe	19,454	11.8	26,257	14.8	12,258	7.8
Canada	10,551	6.4	12,951	7.3	11,315	7.2
Asia	48,139	29.2	26,789	15.1	24,358	15.5
South & Central America	1,979	1.2	10,290	5.8	9,114	5.8

Total	$164,861	100.0%	$177,412	100.0%	$157,149	100.0%

NOTE 15. FAIR VALUE DISCLOSURES

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

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The carrying amounts of cash and cash equivalents, accounts receivables, accounts payable, and accrued expenses approximate fair value because of the short maturity of these items. The carrying amounts of notes payable outstanding under the Company’s loan agreement approximate fair value because the interest rates on these instruments change with market interest rates. At December 31, 2009, the Company had no borrowings under its bank credit facility except for $3.0 million in letters of credit support obligations.

The carrying values and respective fair market values of the Company’s long-term debt are presented below (in thousands). The fair value of the Company’s long-term debt is estimated based on the quoted market prices available to the Company for issuance of similar debt with similar terms at year end 2009.

	Years Ended December 31,
	2009	2008
Long-term Debt:
Carrying Value	$25,920	$59,009
Estimated Fair Market Value	$26,755	$58,930

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

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2009 and December 31, 2008. As required by FASB ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	December 31, 2009
	Fair Value Measurements Using			Assets (Liabilities) at Fair Value
	Level 1	Level 2	Level 3
Assets (Liabilities) (in thousands)
Energy swap asset	$—	$1,166	$—	$1,166
Interest rate swap liability	$—	$—	$(1,251)	$(1,251)

Total Assets (Liabilities)	$—	$1,166	$(1,251)	$(85)

	December 31, 2008
	Fair Value Measurements Using			Liabilities at Fair Value
	Level 1	Level 2	Level 3
Liabilities (in thousands)
Interest rate swap liability	$—	$—	$(1,858)	$(1,858)

Total Liabilities	$—	$—	$(1,858)	$(1,858)

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

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides a reconciliation of all assets and (liabilities) measured at fair value on a recurring basis which use Level 3 or significant unobservable inputs or significant value drivers for the years ended December 31, 2009 and 2008 (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3 Inputs)
	Year Ended December 31,
	2009	2008
Beginning Balance	$(1,858)	$(670)
Net gain reclassified into earnings related to the expiration of certain natural gas call options	—	29
Net change associated with current period natural gas call options activity	—	(29)
Net loss reclassified into interest expense related to interest rate swap transactions	(805)	(302)
Net change associated with current period interest rate swap transactions	1,412	(886)

Ending Balance	$(1,251)	$(1,858)

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

	Quarters Ended 2009
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
	(in thousands, except per share amounts)
Revenues (1)	$30,153	$41,755	$49,940	$43,013
Gross profit (loss) (1)	5,821	(502)	1,262	1,604
Operating income (loss) (1)	4,325	(3,936)	(2,243)	(2,432)
Net income (loss) (1)	2,099	(3,292)	(2,820)	(2,185)
Earnings (loss) per share (2):
Basic	0.11	(0.18)	(0.15)	(0.12)
Diluted	0.11	(0.18)	(0.15)	(0.12)

	Quarters Ended 2008
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
	(in thousands, except per share amounts)
Revenues (1)	$36,109	$47,128	$54,507	$39,668
Gross profit (1)	8,258	15,926	10,584	8,257
Operating income (1)	4,048	11,638	5,320	2,537
Net income (1)	1,912	6,710	3,114	840
Earnings per share (2):
Basic	0.11	0.37	0.17	0.04
Diluted	0.11	0.36	0.16	0.04

(1)	Revenues, gross profit, operating income, and net income (loss) are rounded to thousands each quarter. Therefore, the sum of the quarterly amounts may not equal the annual amounts reported.
(2)	Earnings per share are computed independently for each quarter and the full year based upon respective average shares outstanding. Therefore, the sum of the quarterly earnings per share amounts may not equal the annual amounts reported.

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

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2009. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material affect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 based upon criteria in a report entitled “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment and those criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein. (See Item 8. Financial Statements and Supplementary Data.)

OMEGA PROTEIN CORPORATION

(c) Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

In July 2008, the Company submitted its Section 303A Annual Written Affirmation to the New York Stock Exchange for the Company’s fiscal year ended December 31, 2007 and had no qualifications to that Certification.

The Certifications of the Company’s Chief Executive Officer and Chief Financial Officer for the fiscal year ended December 31, 2009 required under Section 302 of the Sarbanes-Oxley Act of 2002 are attached as exhibits to this Annual Report on Form 10-K.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Pursuant to General Instruction G of Form 10-K, the information called for by Item 10 of Part III of Form 10-K is incorporated by reference to the information set forth in the Company’s definitive proxy statement relating to its 2010 Annual Meeting of Stockholders (the “2010 Proxy Statement”) to be filed pursuant to Regulation 14A under the Exchange Act, in response to Items 401, 405 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K under the Securities Act of 1933 and the Exchange Act (“Regulation S-K”). Reference is also made to the information appearing in Item 1 of Part I of this Annual Report on Form 10-K under the caption “Business and Properties—Executive Officers of the Registrant.”

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

Pursuant to General Instruction G of Form 10-K, the information called for by Item 11 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2010 Proxy Statement in response to Items 402 and 407(e)(4) and (e)(5) of Regulation S-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Pursuant to General Instruction G of Form 10-K, the information called for by Item 12 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2010 Proxy Statement in response to Items 201(d) and 403 of Regulation S-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Pursuant to General Instruction G of Form 10-K, the information called for by Item 13 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2010 Proxy Statement in response to Items 404 and 407(a) of Regulation S-K.

Item 14.	Principal Accountant Fees and Services.

Pursuant to General Instruction G of Form 10-K, the information called for by Item 14 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2010 Proxy Statement.

OMEGA PROTEIN CORPORATION

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions (A)	Balance at End of Period
December 31, 2007:
Allowance for doubtful accounts	$2,563,139	$117,024	$593,403	$2,086,760
December 31, 2008:
Allowance for doubtful accounts	$2,086,760	$56,233	$2,755	$2,140,238
December 31, 2009:
Allowance for doubtful accounts	$2,140,238	$48,000	$1,841,855	$346,383

(A)	Allowance for Doubtful Accounts—uncollectible accounts written off. During 2009, a fully reserved insurance receivable of $1.8 million was written off.

(a) (3)	Exhibits

2.1*	—	Agreement and Plan of Merger between Marine Genetics, Inc. and Omega Protein Corporation (“Omega” or the “Company”) (Exhibit 2.1 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

3.1*	—	Articles of Incorporation of Omega (Exhibit 3.1 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

3.2*	—	By-Laws of Omega (Exhibit 3.2 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

4.2*	—	Form of Common Stock Certificate (Citizen) (Exhibit 4.1 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

4.3*	—	Form of Common Stock Certificate (Non-Citizen) (Exhibit 4.2 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.1*†	—	Form of Amended and Restated Indemnification Agreement for all Officers and Directors (Exhibit 10.1 to Omega Quarterly Report on Form 10-Q for quarter ended June 30, 2003)

OMEGA PROTEIN CORPORATION

10.2*†	—	Omega Protein Corporation 2000 Long-Term Incentive Plan (Appendix A to Omega Proxy Statement on Schedule 14A dated May 3, 2000)

10.3*†	—	Omega Protein Corporation 2006 Incentive Plan (Appendix A to Omega Proxy Statement on Schedule 14A dated April 26, 2006)

10.4*†	—	Omega Protein Corporation Annual Incentive Compensation Plan dated April 8, 1998 (Exhibit 10.11 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)

10.5*†	—	Omega Protein, Inc. Executive Medical Plan dated August 1993 (Exhibit 10.16 to Omega Annual Report on Form 10-K for the year ended December 31, 2002)

10.6*†	—	Form of Insurance Policy Issuable under the Omega Protein Supplemental Executive Medical Reimbursement Plan (Exhibit 10.1 to Company Current Report on Form 8-K filed with the SEC on May 29, 2007).

10.7*	—	Lease dated July 1, 1992 with Ardoin Limited Partnership (Exhibit 10.12 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.8*	—	Amendment One Lease Extension dated February 22, 2006 to Lease Agreement dated July 1, 2002 between the Ardoin Limited Partnership and Omega Protein, Inc. (formerly known as Zapata Haynie Corporation) (Exhibit 10.1 to Omega Current Report on Form 8-K filed February 28, 2006).

10.9*	—	Lease Agreement dated November 25, 1997 with O. W. Burton, Jr., individually and as trustee of the Trust of Anna Burton (Exhibit 10.13 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.10*	—	Commercial Lease Agreement dated January 1, 1971 with Purvis Theall and Ethlyn Cessac (Exhibit 10.15 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.11*	—	Lease Agreement dated January 4, 1994 with the City of Abbeville, Louisiana (Exhibit 10.16 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.12*	—	Lease Agreement between Beltway/290 Investors, L.P. and Omega Protein, Inc., dated as of March 22, 2006 (Exhibit 10.1 to Omega Current Report on Form 8-K filed March 28, 2006)

10.13*	—	Lease Guaranty Agreement dated as of March 22, 2006 of Omega Protein Corporation (Exhibit 10.2 to Omega Current Report on Form 8-K filed March 28, 2006)

10.14*	—	Lease Amendment and Option to Purchase, effective as of August 1, 2006, between Ivy and Dola Richard and Omega Protein, Inc. (Exhibit 10.1 to Omega Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)

10.15*	—	United States Guaranteed Promissory Note dated March 31, 1993 in favor of Bear, Stearns Securities Corporation (Exhibit 10.20 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.16*	—	Amendment to No. 1 to Promissory Note dated March 31, 1993 to the United States of America pursuant to the provisions of Title XI of the Marine Act of 1936 in favor of Bear, Stearns Securities Corporation (Exhibit 10.21 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.17*	—	Amendment to No. 1 to First Preferred Ship Mortgage dated March 31, 1993 to the United States of America (Exhibit 10.22 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

OMEGA PROTEIN CORPORATION

10.18*	—	Supplement No. 5 to First Preferred Fleet Mortgage dated March 31, 1993 in favor of Chemical Bank, as Trustee (Exhibit 10.23 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.19*	—	Amendment No. 1 to Guaranty Deed of Trust dated March 31, 1993 for the benefit of the United States of America (Exhibit 10.24 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.20*	—	Supplement No. 2 to Security Agreement dated March 31, 1993 in favor of the United States of America (Exhibit 10.25 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.21*	—	Indemnity Agreement Regarding Hazardous Materials dated March 31, 1993 in favor of the United States of America (Exhibit 10.26 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.22*	—	United States Guaranteed Promissory Note dated September 27, 1994 in favor of Sun Bank of Tampa Bay (Exhibit 10.27 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.23*	—	Promissory Note to the United States of America dated September 27, 1994 pursuant to the provisions of Title XI of the Marine Act of 1936 in favor of Sun Bank of Tampa Bay (Exhibit 10.28 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.24*	—	First Preferred Ship Mortgage dated September 27, 1994 to the United States of America (Exhibit 10.29 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.25*	—	Collateral Mortgage and Collateral Assignment of Lease dated September 27, 1994 in favor of the United States of America (Exhibit 10.30 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.26*	—	Collateral Mortgage Note dated September 27, 1994 in favor of the United States of America (Exhibit 10.31 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.27*	—	Collateral Pledge Agreement dated September 27, 1994 in favor of the United States of America (Exhibit 10.32 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.28*	—	Guaranty Agreement dated September 27, 1994 in favor of the United States of America (Exhibit 10.33 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.29*	—	Title XI Financial Agreement dated September 27, 1994 with the United States of America (Exhibit 10.34 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.30*	—	Security Agreement dated September 27, 1994 in favor of the United States of America (Exhibit 10.35 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.31*	—	United States Guaranteed Promissory Note dated October 30, 1996 in favor of Coastal Securities (Exhibit 10.36 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.32*	—	Promissory Note to the United States of America dated October 30, 1996, pursuant to the provisions of Title XI of the Marine Act of 1936, in favor of Coastal Securities (Exhibit 10.37 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.33*	—	Guaranty Agreement dated October 30, 1996 in favor of the United States of America (Exhibit 10.38 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

OMEGA PROTEIN CORPORATION

10.34*	—	Title XI Financial Agreement dated October 30, 1996 with the United States of America (Exhibit 10.39 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.35*	—	Certification and Indemnification Agreement Regarding Environmental Matters dated October 30, 1996 in favor of the United States of America (Exhibit 10.40 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.36*	—	Deed of Trust dated October 30, 1996 for the benefit of the United States of America (Exhibit 10.41 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.37*	—	Deed of Trust dated December 20, 1999 for the benefit of the United States of America (Exhibit 10.45 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)

10.38*	—	Promissory Notes to the United States of America dated December 20, 1999, pursuant to the provisions of Title XI of the Marine Act of 1936, in favor of Hibernia National Bank (Exhibit 10.46 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)

10.39*	—	Security Agreement dated December 20, 1999 in favor of the United Stated of America (Exhibit 10.47 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)

10.40*	—	Title XI Financial Agreement dated December 20, 1999 with the United States of America (Exhibit 10.48 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)

10.41*	—	Guaranty Agreement dated December 20, 1999 in favor of the United States of America (Exhibit 10.49 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)

10.42*	—	Certification and Indemnification Agreement Regarding Environmental Matters dated December 20, 1999 in favor of the United States of America (Exhibit 10.50 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)

10.43*	—	Preferred Ship Mortgages dated December 20, 1999 in favor of the United States of America (Exhibit 10.51 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)

10.44*	—	Deed of Trust dated October 19, 2001 for the benefit of the United States of America (Exhibit 10.52 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)

10.45*	—	Promissory Note to the United States of America dated October 19, 2001, pursuant to the provisions of Title XI of the Marine Act of 1936, in favor of Hibernia National Bank (Exhibit 10.53 to Omega Annual Report on Form 10-K for year ended December 31, 2001)

10.46*	—	Security Agreement dated October 19, 2001 in favor of the United States of America (Exhibit 10.54 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)

10.47*	—	Title XI Financial Agreement dated October 19, 2001 with the United States of America (Exhibit 10.55 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)

10.48*	—	Guaranty Agreement dated October 19, 2001 in favor of the United States of America (Exhibit 10.56 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)

10.49*	—	Certification and Indemnification Agreement Regarding Environmental Matters dated October 19, 2001 in favor of the United States of America (Exhibit 10.57 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)

10.50*	—	Preferred Ship Mortgages dated October 19, 2001 in favor of the United States of America (Exhibit 10.58 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)

OMEGA PROTEIN CORPORATION

10.51*†	—	Amended and Restated Executive Employment Agreement dated as of December 31, 2007 between Joseph L. von Rosenberg III and Omega Protein Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 3, 2008).

10.52*†	—	Amended and Restated Executive Employment Agreement dated as of December 31, 2007 between Robert W. Stockton and Omega Protein Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 3, 2008).

10.53*†	—	Amended and Restated Executive Employment Agreement dated as of December 31, 2007 between John D. Held and Omega Protein Corporation (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on January 3, 2008).

10.54*†	—	First Amendment to the Amended and Restated Executive Employment Agreement dated as of December 3, 2008, between Joseph L. von Rosenberg III and Omega Protein Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 8, 2008).

10.55*†	—	First Amendment to the Amended and Restated Executive Employment Agreement dated as of December 3, 2008, between Robert W. Stockton and Omega Protein Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 8, 2008).

10.56*†	—	First Amendment to the Amended and Restated Executive Employment Agreement dated as of December 3, 2008, between John D. Held and Omega Protein Corporation (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 8, 2008).

10.57*†	—	Employment Agreement dated February 3, 2009 between the Company and Joseph E. Kadi (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 5, 2009).

10.58*†	—	Amendment to Letter Agreement dated October 21, 2009, between Omega Protein Corporation and Joseph E. Kadi (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed with the SEC on October 23, 2009).

10.59*†	—	Employment Agreement dated as of October 1, 2002 between Omega and Thomas R. Wittmann (Exhibit 10.2 to Omega Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

10.60*†	—	Amendment to Employment Agreement between the Company and Thomas R. Wittman dated January 20, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 21, 2009).

10.61*†	—	Letter Agreement between Omega Protein Corporation and Dr. Mark E. Griffin dated July 15, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 15, 2009).

10.62*†	—	Amendment to Letter Agreement dated October 21, 2009, between Omega Protein Corporation and Dr. Mark E. Griffin (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed with the SEC on October 23, 2009).

10.63†*	—	Form of Stock Option Agreement under the 1998 Long-Term Incentive Plan (Exhibit 10.66 to Omega Annual Report on Form 10-K for the year ended December 31, 2005)

OMEGA PROTEIN CORPORATION

10.64†*	—	Form of Stock Option Agreement for Employees under the 2000 Long-Term Incentive Plan (Exhibit 10.67 to Omega Annual Report on Form 10-K for the year ended December 31, 2005)

10.65†*	—	Form of Stock Option Agreement for Senior Management under the 2000 Long-Term Incentive Plan (Exhibit 10.68 to Omega Annual Report on Form 10-K for the year ended December 31, 2005)

10.66†*	—	Form of Stock Option Agreement for Independent Directors under the 2000 Long-Term Incentive Plan (Exhibit 10.69 to Omega Annual Report on Form 10-K for the year ended December 31, 2005)

10.67†*	—	Form of Stock Option Agreement dated June 7, 2006 for each Independent Director (Exhibit 10.1 to Omega Current Report on Form 8-K filed June 9, 2006)

10.68*	—	Deed of Trust dated December 29, 2003 for the benefit of the United States of America (Exhibit 10.65 to Omega Annual Report on Form 10-K for year ended December 31, 2003)

10.69*	—	Promissory Note to the United States of America dated December 29, 2003 (Exhibit 10.66 to Omega Annual Report on Form 10-K for year ended December 31, 2003)

10.70*	—	Security Agreement dated December 29, 2003 in favor of the United States of America (Exhibit 10.67 to Omega Annual Report on Form 10-K for year ended December 31, 2003)

10.71*	—	Title XI Financial Agreement dated December 29, 2003 with the United States of America (Exhibit 10.68 to Omega Protein Annual Report on Form 10-K for year ended December 31, 2003)

10.72*	—	Guaranty Agreement dated December 29, 2003 in favor of the United States of America (Exhibit 10.69 to Omega Protein Annual Report on Form 10-K for year ended December 31, 2003)

10.73*	—	Certification and Indemnification Agreement Regarding Environmental Matters dated December 29, 2003 in favor of the United States of America (Exhibit 10.70 to Omega Protein Annual Report on Form 10-K for year ended December 31, 2003)

10.74*	—	Preferred Ship Mortgages dated December 29, 2003 in favor of the United States of America (Exhibit 10.71 to Omega Protein Annual Report on Form 10-K for year ended December 31, 2003)

10.75*	—	Lease Agreement between BMC Software Texas, L.P. and Omega Protein Corporation dated as of August 18, 2005 (Exhibit 10.1 to Omega Protein Current Report on Form 8-K dated August 17, 2005)

10.76*	—	First Amendment to Lease Agreement between BMC Software Texas, L.P. and Omega dated as of September 15, 2005 (Exhibit 10.1 to Omega Current Report on Form 8-K dated September 15, 2005)

10.77*	—	Deed of Trust dated October 17, 2005 for the benefit of the United States of America (Exhibit 10.1 to Omega Current Report on Form 8-K dated October 17, 2005)

10.78*	—	Promissory Note to the United States of America Dated October 17, 2005 (Exhibit 10.2 to Omega Current Report on Form 8-K dated October 17, 2005)

10.79*	—	Security Agreement dated October 17, 2005 in favor of the United States of America (Exhibit 10.3 to Omega Current Report on Form 8-K dated October 17, 2005)

10.80*	—	Title XI Financial Agreement dated October 17, 2005 with the United States of America (Exhibit 10.4 to Omega Current Report on Form 8-K dated October 17, 2005)

OMEGA PROTEIN CORPORATION

10.81*	—	Guaranty Agreement dated October 17, 2005 in favor of the United States of America (Exhibit 10.5 to Omega Current Report on Form 8-K dated October 17, 2005)

10.82*	—	Certification and Indemnification Agreement Regarding Environmental Matters dated October 17, 2005 in favor of the United States of America (Exhibit 10.6 to Omega Current Report on Form 8-K dated October 17, 2005)

10.83*	—	Preferred Ship Mortgages dated October 17, 2005 in favor of the United States of America (Exhibit 10.7 to Omega Current Report on Form 8-K dated October 17, 2005)

10.84*	—	Approval Letter dated as of December 1, 2005 and executed on December 6, 2005 by Omega Protein, Inc., the Company and United States Department of Commerce, Acting by National Oceanic and Atmospheric Administration, National Marine Fisheries Service (Exhibit 10.1 to Omega Current Report on Form 8-K dated December 6, 2005)

10.85*	—	Deed of Trust dated March 6, 2007 for the benefit of the United States of America (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2007).

10.86*	—	Mortgage and Assignment of Leases dated March 7, 2007 in favor of the United States of America (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2007).

10.87*	—	Promissory Note to the United States of America dated March 7, 2007 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2007).

10.88*	—	Security Agreement dated March 7, 2007 in favor of the United States of America (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2007).

10.89*	—	Title XI Financial Agreement dated March 7, 2007 with the United States of America (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2007).

10.90*	—	Guaranty Agreement dated March 7, 2007 in favor of the United States of America (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2007).

10.91*	—	Certification and Indemnification Agreement Regarding Environmental Matters dated March 7, 2007 in favor of the United States of America (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2007).

10.92*	—	Preferred Ship Mortgage dated March 7, 2007 in favor of the United States of America (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2007).

10.93*	—	Loan Agreement dated as of October 21, 2009 by and among Omega Protein Corporation, Omega Protein, Inc., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 23, 2009).

10.94*	—	Revolving Note dated as of October 21, 2009 executed by Omega Protein Corporation and Omega Protein, Inc. and made payable to Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 23, 2009).

OMEGA PROTEIN CORPORATION

10.95*	—	Guaranty Agreement dated as of October 21, 2009 by Protein Finance Company, Omega International Marketing Company, Omega International Distribution Company, Omega Shipyard, Inc., and Protein Industries, Inc. in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on October 23, 2009).

10.96*	—	Security and Pledge Agreement dated as of October 21, 2009 among Omega Protein Corporation, Omega Protein, Inc., Protein Finance Company, Omega International Marketing Company, Omega International Distribution Company, Omega Shipyard, Inc., and Protein Industries, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on October 23, 2009).

10.97*	—	First Preferred Fleet Mortgage dated as of October 21, 2009 given by Omega Protein, Inc. to Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on October 23, 2009).

10.98*	—	Aircraft Security Agreement dated as of October 21, 2009 among Omega Protein Corporation, Omega Protein, Inc., Protein Finance Company, Omega International Marketing Company, Omega International Distribution Company, Omega Shipyard, Inc., and Protein Industries, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on October 23, 2009).

10.99*	—	Multiple Indebtedness Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated as of October 21, 2009 executed by Omega Protein, Inc., in favor of Wells Fargo Bank, National Association (St. Mary Parish, Louisiana) (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on October 23, 2009).

10.100*	—	Deed of Trust, Assignment of Lease and Rents, Security Agreement and Fixture Filing dated as of October 21, 2009 executed by Omega Protein, Inc., in favor of Victor N. Tekell, as Trustee, and Wells Fargo Bank, National Association (Jackson County, Mississippi) (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on October 23, 2009).

10.101*	—	Deed of Trust, Assignment of Lease and Rents, Security Agreement and Fixture Filing dated as of October 21, 2009 executed by Omega Protein, Inc., in favor of American Securities Company of Missouri, a Missouri corporation, as Trustee, and Wells Fargo Bank, National Association (City of St. Louis, Missouri) (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on October 23, 2009).

10.102*	—	Deed of Trust, Assignment of Lease and Rents, Security Agreement and Fixture Filing dated as of October 21, 2009 executed by Omega Protein, Inc., in favor of Richard Lowndes Burke and Jenny P. Jones, residents of Virginia, as Trustee, and Wells Fargo Bank, National Association (Northumberland County, Virginia) (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the SEC on October 23, 2009).

21	—	Schedule of Subsidiaries

23.1	—	Consent of PricewaterhouseCoopers LLP

31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-15(e)/Rule 15d-15(e)

31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-15(e)/Rule 15d-15(e)

OMEGA PROTEIN CORPORATION

32.1	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference
†	Management Contract or Compensatory Plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 15(b) of Form 10-K and Item 601 of Regulation S-K.

(b)—Exhibits. See Item 15(a) (3) above.

(c)—Financial Statement Schedules. See Item 15(a) (2) above.

OMEGA PROTEIN CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 10, 2010.

OMEGA PROTEIN CORPORATION
(Registrant)

By:	/s/ ROBERT W. STOCKTON
Robert W. Stockton Executive Vice President and Chief Financial Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Joseph L. von Rosenberg III or Robert W. Stockton, or either of them, his or her true and lawful attorney’s in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, any and all capacities, to sign his or her name to the Company’s Form 10-K for the year ended December 31, 2009 and any or all amendments, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOSEPH L. VON ROSENBERG III Joseph L. von Rosenberg III	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 10, 2010

/s/ ROBERT W. STOCKTON Robert W. Stockton	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2010

/s/ GARY L. ALLEE Gary L. Allee	Director	March 10, 2010

/s/ GARY R. GOODWIN Gary R. Goodwin	Director	March 10, 2010

/s/ PAUL M. KEARNS Paul M. Kearns	Director	March 10, 2010

/s/ WILLIAM E. M. LANDS William E. M. Lands	Director	March 10, 2010

/s/ HARRY O. NICODEMUS IV Harry O. Nicodemus	Director	March 10, 2010

/s/ DAVID A. OWEN David A. Owen	Director	March 10, 2010