Form 10-Q
period 2010-03-31
OMEGA PROTEIN CORP
filed 2010-05-06
CIK 1053650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Number of shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, on May 3, 2010: 18,819,278.

OMEGA PROTEIN CORPORATION

OMEGA PROTEIN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

(Dollars in thousands, except per share amounts)

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements and Notes

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$6,034	$2,177
Receivables, net	12,879	11,614
Inventories	59,154	63,826
Deferred tax asset, net	3,654	3,426
Prepaid expenses and other current assets	2,628	2,846

Total current assets	84,349	83,889
Other assets, net	3,648	3,301
Energy swap asset, net of current portion	392	229
Property, plant and equipment, net	110,793	110,625

Total assets	$199,182	$198,044

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$2,409	$2,380
Current portion of capital lease obligation	387	369
Accounts payable	2,523	2,392
Accrued liabilities	17,515	16,952

Total current liabilities	22,834	22,093
Long-term debt, net of current maturities	22,680	23,540
Capital lease obligation, net of current portion	1,164	1,265
Interest rate swap liability, net of current portion	365	395
Deferred tax liability, net	5,148	4,540
Pension liabilities, net	8,452	9,185

Total liabilities	60,643	61,018

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 authorized shares; none issued	—	—
Common Stock, $0.01 par value; 80,000,000 authorized shares; 18,809,278 and 18,727,466 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	188	187
Capital in excess of par value	115,442	114,772
Retained earnings	30,792	29,813
Accumulated other comprehensive loss	(7,883)	(7,746)

Total stockholders’ equity	138,539	137,026

Total liabilities and stockholders’ equity	$199,182	$198,044

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OMEGA PROTEIN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

(Dollars in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2010	2009
Revenues	$32,272	$30,153
Cost of sales	26,302	24,332

Gross profit	5,970	5,821

Selling, general, and administrative expense	3,267	3,406
Research and development expense	435	357
(Other proceeds) loss resulting from natural disaster, net – 2008 storms	(117)	407
(Other proceeds) relating to natural disasters, net – 2005 storms	—	(2,656)
Loss (gain) on disposal of assets	116	(18)

Operating income	2,269	4,325
Interest income	2	83
Interest expense	(646)	(899)
Other expense, net	(89)	(94)

Income before income taxes	1,536	3,415
Provision for income taxes	557	1,316

Net income	979	2,099
Other comprehensive income (loss):
Energy swap adjustment, net of tax benefit of $168 and $122, respectively	(327)	(240)
Interest rate swap adjustment, net of tax expense of $0 and $41, respectively	—	80
Pension benefits adjustment, net of tax expense of $97 and $104, respectively	190	203

Comprehensive income	$842	$2,142

Basic earnings per share	$0.05	$0.11

Weighted average common shares outstanding	18,739	18,712

Diluted earnings per share	$0.05	$0.11

Weighted average common shares and potential common share equivalents outstanding	18,773	18,732

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OMEGA PROTEIN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2010	2009
Cash flow provided by (used in) operating activities:
Net income	$979	$2,099
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,429	3,257
(Other proceeds) loss resulting from natural disaster, net – 2008 storms	(117)	287
(Other proceeds) relating to natural disasters, net – 2005 storms	—	(2,656)
Loss (gain) on disposal of assets	116	(18)
Provisions for losses on receivables	12	12
Share based compensation	352	150
Deferred income taxes	549	1,390
Changes in assets and liabilities:
Receivables	(1,277)	9,541
Inventories	4,672	7,243
Prepaid expenses and other current assets	(440)	339
Other assets	(680)	(15)
Accounts payable	131	144
Accrued liabilities	533	(5,189)
Pension liability, net	(543)	312

Total adjustments	6,737	14,797

Net cash provided by operating activities	7,716	16,896

Cash flow (used in) provided by investing activities:
Proceeds from insurance companies and grants, hurricanes	117	10,156
Proceeds from disposition of assets	16	18
Capital expenditures	(3,396)	(6,344)

Net cash (used in) provided by investing activities	(3,263)	3,830

Cash flow (used in) provided by financing activities:
Principal payments of long-term debt	(831)	(1,950)
Principal payments of capital lease obligation	(83)	(67)
Proceeds from stock options exercised	285	—
Tax effect of stock options exercised	33	—

Net cash used in financing activities	(596)	(2,017)

Net increase in cash and cash equivalents	3,857	18,709
Cash and cash equivalents at beginning of year	2,177	13,995

Cash and cash equivalents at end of period	$6,034	$32,704

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

Basis of Presentation

These interim financial statements of Omega have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally provided have been omitted. The interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009. The year end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the Company’s consolidated financial position as of March 31, 2010, and the results of its operations for the three months ended March 31, 2010 and 2009, and its cash flows for the three month periods ended March 31, 2010 and 2009. Operating results are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Hurricane Losses, Insurance Recoveries and Other Proceeds

2008 Hurricane Activity

On February 4, 2010, the Company received a grant of $0.1 million from the State of Louisiana Hurricane Gustav and Ike Fisheries Recovery Program which was recognized as “(Other proceeds) loss resulting from natural disaster, net – 2008 storms” in the Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income for the three months ended March 31, 2010. The grant provides assistance for commercial fishing owners impacted by Hurricanes Gustav and Ike in 2008. This amount represents approximately 50% of the total grant expected to be received in 2010.

2005 Hurricane Activity

During the first quarter 2009, the Company received a grant of $2.7 million, net of fees and expenses, from the State of Mississippi. The grant provided assistance for commercial fishing owners impacted by Hurricane Katrina in 2005. The Mississippi grant was recognized as “(Other proceeds) relating to natural disasters, net – 2005 storms” in the Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income for the three months ended March 31, 2009.

On August 31, 2007, the Company filed a lawsuit in the District Court of Harris, Texas 295th Judicial District, against its prior insurance broker, Aon Risk Services of Texas, who procured the Company’s property insurance policies for the 2005/2006 policy year, which were the subject of prior litigation as a result of claims relating to Hurricanes Rita and Katrina. The Company’s lawsuit against Aon alleges negligent procurement, negligent misrepresentation, breach of contract and violations of Texas insurance and consumer protection laws. Trial has been deferred for this matter until October 2010.

Insurance

There have been no material insurance policy changes from those previously disclosed in the Company’s Form 10-K for the fiscal year ended December 31, 2009 except as follows.

Prior to the 2010 fishing season, the Company had maintained business interruption insurance in immaterial amounts. The Company’s insurance coverage for 2010 does not include business interruption insurance.

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

Date of Contract	Original Notional Amount	Contracted Interest Rate	Notional Amount as of March 31, 2010	Total Asset (Liability) as of March 31, 2010
April 4, 2007	$19,950,000	5.16%	$13,466,000	$(835,900)
February 7, 2008	10,237,500	3.36%	7,088,000	(250,400)
March 19, 2008	4,436,250	2.96%	3,071,000	(90,300)

			$23,625,000	$(1,176,600)

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

On September 24, 2009, the Company paid $16.6 million of the borrowing outstanding under the Term Loan using the Company’s existing cash balances. Additionally, on October 21, 2009, the Company entered into a Loan Agreement with Wells Fargo Bank N.A. which replaced the Senior Credit Facility. The details are described more fully in Note 6 to the consolidated financial statements of the Company’s Form 10-K for the fiscal year ended December 31, 2009. As a consequence of the debt prepayment and refinancing, the Company determined that the forecasted interest payments associated with the interest rate swaps would not occur. As a result, hedge accounting relating to the interest rate swaps was discontinued and all amounts previously recognized in accumulated other comprehensive loss were reclassified to earnings during 2009. The total interest expense associated with the interest rate swap transactions for the three months ended March 31, 2010 and 2009 was $185,000 and $220,000, respectively. The interest rate swap agreements remained outstanding as of March 31, 2010.

As of March 31, 2010 and December 31, 2009, the Company has recorded a long-term liability of $364,500 and $394,600, respectively, net of the current portion included in accrued liabilities of $812,100 and $856,100, respectively, to recognize the fair value of interest rate derivatives. Prior to the quarter ended September 30, 2009, the changes in fair value of the agreements were recorded in “accumulated other comprehensive loss” in the Company’s consolidated financial statements.

The following table illustrates the changes recorded, net of tax, in accumulated other comprehensive loss resulting from the interest rate swap agreements.

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Balance at January 1,	$—	$(1,226)
Net gain (loss), net of tax, reclassified into earnings	—	(145)
Net change associated with current period swap transactions, net of tax	—	225

Balance at March 31,	$—	$(1,146)

Energy Swap Agreements

The Company does not enter into financial instruments for trading or speculative purposes. The Company has entered into energy swap agreements to manage its cash flow exposure related to the volatility of natural gas, diesel and Bunker C energy prices. The swaps effectively fix pricing for the quantities listed below during the consumption periods.

Energy Swap	Consumption Period	Quantity	Price Per Unit	Energy Swap Asset (Liability) as of March 31, 2010	Deferred Tax (Asset) Liability as of March 31, 2010
Diesel - NYMEX Heating Oil Swap	April - October, 2010	1,362,000 Gallons	$1.86	$539,400	$183,400
Natural Gas - NYMEX Natural Gas Swap	April - October, 2010	336,000 MMBTUs	$6.29	(737,500)	(250,700)
Bunker C - Platts Calendar Avg NY Swap	June - November, 2010	1,281,000 Gallons	$1.52	475,500	161,700
Diesel - NYMEX Heating Oil Swap	April - October, 2011	1,079,000 Gallons	$2.01	351,600	119,500
Natural Gas - NYMEX Natural Gas Swap	April - October, 2011	134,000 MMBTUs	$6.18	(126,800)	(43,100)
Bunker C - Platts Calendar Avg NY Swap	June - November, 2011	672,000 Gallons	$1.77	168,000	57,100

				$670,200	$227,900

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

As of March 31, 2010 and December 31, 2009, the Company has recorded a long-term asset of $392,000 and $228,800, respectively, net of the current portion included in prepaid expenses and other current assets of $278,200 and $936,900, respectively, to recognize the fair value of energy swap derivatives, and has also recorded a deferred tax liability of $227,900 and $396,300, respectively, associated therewith. The effective portion of the change in fair value from inception to March 31, 2010 is recorded in “accumulated other comprehensive loss” in the Company’s consolidated financial statements. The following table illustrates the changes recorded, net of tax, in accumulated other comprehensive loss resulting from the energy swap agreements.

	Three Months Ended March 31,
	2010	2009
	(in thousands)

Balance at January 1,	$769	$—
Net change associated with current period swap transactions, net of tax	(327)	(240)

Balance at March 31,	$442	$(240)

The $442,300 reported in accumulated other comprehensive loss as of March 31, 2010 will be reclassified to unallocated inventory cost pool in the period when the energy consumption takes place. The amount to be reclassified, net of taxes, during the next 12 months is expected to be approximately $183,100.

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

Accumulated Comprehensive Loss

The components of accumulated other comprehensive loss included in shareholder’s equity are as follows:

	March 31,	December 31,
	2010	2009
	(in thousands)

Fair Value of Energy Swaps, net of tax expense of $228 as of March 31, 2010 and $396 as of December 31, 2009	$442	$769
Pension Benefits Adjustments, net of tax benefit of $4,290 as of March 31, 2010 and $4,387 as of December 31, 2009	(8,325)	(8,515)

Accumulated Other Comprehensive Loss	$(7,883)	$(7,746)

Recently Issued Accounting Standards

In June 2009, the FASB issued FASB ASC 860-10, “Transfers and Servicing”. The standard will require additional information about transfers of financial assets, including securitization transactions, and enhanced disclosures when companies have continuing exposure to the risks related to transferred financial assets. In addition, it eliminates the concept of a qualifying special-purpose entity. This statement is effective as of the beginning of the first annual reporting period that begins after November 15, 2009, which corresponds to the Company’s fiscal year beginning January 1, 2010. The Company’s adoption of FASB ASC 860-10 effective January 1, 2010 did not have an impact on the Company’s consolidated results of operations, financial position and related disclosures.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

In June 2009, the FASB issued guidance to FASB ASC 810, “Consolidation”. This guidance amends the consolidation guidance for variable interest entities. Also, it will require additional disclosures about involvement with variable interest entities and any significant changes in risk exposure due to that involvement. This guidance is effective as of the beginning of the first annual reporting period that begins after November 15, 2009, which corresponds to the Company’s fiscal year beginning January 1, 2010. The Company’s adoption of FASB ASC 810 effective January 1, 2010 did not have a material impact on the Company’s consolidated results of operations, financial position and related disclosures.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, which requires additional fair value disclosures. This guidance requires reporting entities to disclose transfers in and out of Levels 1 and 2 and requires gross presentation of purchases, sales, issuances and settlements in the Level 3 reconciliation of the three-tier fair value hierarchy. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements related to Level 3 activity. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company’s adoption of FASB ASU No. 2010-06 effective January 1, 2010 did not have an impact on the Company’s consolidated results of operations, financial position and related disclosures.

In February 2010, the FASB issued ASU No. 2010-09 regarding subsequent events disclosure. This guidance clarifies that an entity that is a Securities and Exchange Commission filer is not required to disclose the date through which subsequent events have been evaluated. This guidance was effective upon issuance, and the Company adopted the provisions effective with the preparation of its audited consolidated financial statements for the year ended December 31, 2009.

Stock-Based Compensation

The Company has a stock-based compensation plan, which is described in more detail in Note 11 to the consolidated financial statements of the Company’s Form 10-K for the fiscal year ended December 31, 2009. Net income for the three months ended March 31, 2010 and 2009 includes $0.4 million and $0.1 million ($0.2 million and $0.1 million after-tax), respectively, of share-based compensation costs which are included in selling, general and administrative expenses in the condensed consolidated statement of operations and comprehensive income. As of March 31, 2010, there was $3.2 million ($2.1 million after-tax) of total unrecognized compensation costs related to nonvested share-based compensation that is expected to be recognized over a weighted-average period of 2.5 years, of which $1.0 million ($0.7 million after-tax) of total share-based compensation is expected to be recognized during the remainder of fiscal year 2010.

Note 2. Receivables, net

Receivables as of March 31, 2010 and December 31, 2009 are summarized as follows:

	March 31,	December 31,
	2010	2009
	(in thousands)
Trade	$11,531	$10,202
Insurance	126	34
Employee	2	2
Income tax	1,000	1,013
Other	394	542

Total receivables	13,053	11,793
Less: allowance for doubtful accounts	(174)	(179)

Receivables, net	$12,879	$11,614

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Note 3. Inventory

The major classes of inventory as of March 31, 2010 and December 31, 2009 are summarized as follows:

	March 31,	December 31,
	2010	2009
	(in thousands)
Fish meal	$10,214	$27,851
Fish oil	10,447	16,753
Fish solubles	1,290	2,617
Unallocated inventory cost pool (including off-season costs)	27,877	7,362
Other materials & supplies	9,326	9,243

Total inventory	$59,154	$63,826

Inventory at March 31, 2010 and December 31, 2009 is stated at the lower of cost or market. The elements of unallocated inventory cost pool include plant and vessel related labor, utilities, rent, repairs and depreciation, to be allocated to inventories produced through the remainder of the 2010 fishing season.

As a result of Hurricane Ike in 2008, the Company sustained additional previously unrecognized damage to its Cameron, Louisiana materials and supplies inventory. The Company recognized a $33,000 material and supply write-off for the three months ended March 31, 2009. See Note 12 – Hurricane Losses, Insurance Recoveries and Other Proceeds.

Note 4. Other Assets

Other assets as of March 31, 2010 and December 31, 2009 are summarized as follows:

	March 31,	December 31,
	2010	2009
	(in thousands)

Fish nets, net of accumulated amortization of $1,332 and $1,059	$1,179	$1,292
Insurance receivable, net of allowance for doubtful accounts	1,715	1,292
Title XI loan origination fee	339	285
Other debt issuance costs(1)	349	383
Deposits and other	66	49

Total other assets, net	$3,648	$3,301

(1)

On October 21, 2009, the Company entered into a Loan Agreement with Wells Fargo Bank N.A., and the remaining outstanding balance under the prior Senior Credit Facility was paid in full. See Note 6 to the consolidated financial statements of the Company’s Form 10-K for the fiscal year ended December 31, 2009 for more detail. Consequently, the unamortized balance of “Other debt issuance costs” incurred in conjunction with the prior Senior Credit Facility on March 26, 2007 was recorded as “Loss resulting from debt refinancing” in the Consolidated Statement of Operations for the year ending December 31, 2009. The deferred debt issuance costs incurred relating to the Loan Agreement with Wells Fargo Bank N.A. was $0.4 million and will be amortized over the term of the agreement.

Amortization expense for fishing nets amounted to approximately $290,100 and $277,000 for the three months ended March 31, 2010 and 2009, respectively.

As of March 31, 2010 and December 31, 2009 the allowance for doubtful insurance receivable accounts was $0.2 million.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Note 5. Property and Equipment

Property and equipment at March 31, 2010 and December 31, 2009 are summarized as follows:

	March 31,	December 31,
	2010	2009
	(in thousands)
Land	$7,690	$7,690
Plant assets	111,859	111,401
Fishing vessels	100,003	102,125
Furniture and fixtures	5,791	5,755
Construction in progress	15,115	13,012

Total property and equipment	240,458	239,983
Less: accumulated depreciation	(129,665)	(129,358)

Property, plant and equipment, net	$110,793	$110,625

Depreciation expense for the three months ended March 31, 2010 and 2009 was $3.1 million and $2.9 million, respectively.

The Company capitalizes interest as part of the acquisition cost of a qualifying asset. Interest is capitalized only during the period of time required to complete and prepare the asset for its intended use. For the three month periods ended March 31, 2010 and 2009, the Company capitalized interest of approximately $58,000 and $159,000, respectively.

As a result of Hurricane Ike in 2008, the Company sustained additional previously unrecognized damage to its property and equipment at its Abbeville and Cameron, Louisiana fish processing facilities. The Company recognized a $287,000 loss on the involuntary conversion of damaged property and equipment related to plant assets in the three months ended March 31, 2009. See Note 12 – Hurricane Losses, Insurance Recovery and Other Proceeds.

Note 6. Notes Payable and Long-Term Debt

At March 31, 2010 and December 31, 2009, the Company’s long-term debt consisted of the following:

	March 31,	December 31,
	2010	2009
	(in thousands)
U.S. government guaranteed obligations (Title XI loans) collateralized by a first lien on certain vessels and certain plant assets:
Amounts due in installments through 2022, interest from 6.49% to 7.60%	$24,905	$25,725
Amounts due in installments through 2014, interest at Eurodollar rates plus 0.45% (0.70% and 0.73% at March 31, 2010 and December 31, 2009, respectively)	184	195

Total debt	25,089	25,920
Less current maturities	(2,409)	(2,380)

Long-term debt	$22,680	$23,540

As of March 31, 2010 and December 31, 2009, the Company had no amounts outstanding under the $35 million revolving credit facility with Wells Fargo Bank, N.A. and approximately $3.0 million in letters of credit issued primarily in support of worker’s compensation insurance programs. The Company has no off-balance sheet arrangements other than normal operating leases and standby letters of credit. Additionally, as of March 31, 2010 the Company was in compliance with all covenants under the Loan Agreement.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Note 7. Capital Lease Obligation

On May 29, 2008 and July 10, 2008, the Company entered into capital lease agreements to lease barges for a period of 5 years. Following is a summary of future minimum payments under the capitalized lease agreements (in thousands):

Remainder of 2010	$557
2011	587
2012	615
2013	137

Total minimum lease payments	1,896
Less amount representing interest	(345)

Present value of minimum payments	1,551
Less current portion of capital lease obligation	(387)

Long-term capital lease obligation	$1,164

As of March 31, 2010 and December 31, 2009, assets recorded under capital lease obligations are included in Property, Plant and Equipment, net as follows (in thousands):

	March 31,	December 31,
	2010	2009
Fishing vessels and marine equipment, at cost	$2,076	$2,076
Less accumulated depreciation	(744)	(640)

Property, plant and equipment, net	$1,332	$1,436

Note 8. Accrued Liabilities

Accrued liabilities as of March 31, 2010 and December 31, 2009 are summarized as follows:

	March 31,	December 31,
	2010	2009
	(in thousands)
Salary and benefits	$2,297	$3,791
Insurance	8,294	7,726
Taxes, other than income tax	469	76
Trade creditors	4,731	3,099
Fair market value of interest rate swap, current portion	812	856
Deferred revenue	649	985
Accrued interest	71	227
Other	192	192

Total accrued liabilities	$17,515	$16,952

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Note 9. Commitments and Contingencies

Contract Commitments

As of March 31, 2010, the Company has entered into purchase commitments of approximately $0.2 million related to natural gas basis contracts that will be delivered in quantities expected to be used in the normal course of business during the 2010 fishing season.

	Volume	Contract Price	Total Commitment
Natural gas (per MMBTU)	672,836	$0.37	$248,949

Note 10. Reconciliation of Basic and Diluted Per Share Data (in thousands except per share data)

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Data
Three Months Ended March 31, 2010
Net earnings	$979	—

Basic earnings per common share:
Earnings available to common shareholders	$979	18,739	$0.05

Effect of dilutive securities:
Stock options assumed exercised	—	34

Diluted earnings per common share:
Earnings available to common shareholders plus stock options assumed exercised	$979	18,773	$0.05

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Data
Three Months Ended March 31, 2009
Net earnings	$2,099	—

Basic earnings per common share:
Earnings available to common shareholders	$2,099	18,712	$0.11

Effect of dilutive securities:
Stock options assumed exercised	—	20

Diluted earnings per common share:
Earnings available to common shareholders plus stock options assumed exercised	$2,099	18,732	$0.11

Options to purchase 2,001,400 shares of common stock at exercise prices ranging from $4.00 to $15.88 per share were outstanding during the three months ended March 31, 2010, but were not included in the computation of diluted earnings per share because the adjusted exercise prices of the options based upon the assumed proceeds were greater than the average market price of the shares during that period.

Options to purchase 1,183,600 shares of common stock at exercise prices ranging from $4.02 to $15.88 per share were outstanding during the three months ended March 31, 2009, but were not included in the computation of diluted earnings per share because the adjusted exercise prices of the options based upon the assumed proceeds were greater than the average market price of the shares during that period.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Note 11. Components of Net Periodic Benefit Cost

	Three Months Ended March 31,
	2010	2009
Service cost	$—	$—
Interest cost	340	363
Expected return on plan assets	(285)	(253)
Amortization of prior service cost	—	—
Amortization of net loss	287	306

Net periodic pension cost	$342	$416

For the three months ended March 31, 2010 and 2009, the Company made approximately $0.8 million and $0.0 million, respectively, in contributions to the Company’s pension plan. The Company expects to make additional contributions of $1.0 million to the pension plan during the remainder of 2010.

Note 12. Hurricane Losses, Insurance Recoveries and Other Proceeds

2008 Hurricane

On September 13, 2008, the Company’s Abbeville and Cameron, Louisiana fish processing facilities were damaged by Hurricane Ike. For the three month period ending March 31, 2009, the following amounts were recognized in the Company’s statement of operations (in thousands):

Write-off of other materials and supplies	$33
Involuntary conversion of property and equipment	287
Clean-up costs incurred	87

Loss resulting from natural disaster, net – 2008 storms	$407

Not included in the amounts listed in the above table are the replacement capital costs of property and equipment, which did not have any book basis and were destroyed in the hurricane.

See Note 12 in the Company’s Form 10-K for the fiscal year ended December 31, 2009 for additional information.

On February 4, 2010, the Company received a grant of $0.1 million from the State of Louisiana Hurricane Gustav and Ike Fisheries Recovery Program which was recognized as “(Other proceeds) loss resulting from natural disaster, net – 2008 storms” in the Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income for the three months ended March 31, 2010. The grant provides assistance for commercial fishing owners impacted by Hurricanes Gustav and Ike in 2008. This amount represents approximately 50% of the total grant expected to be received in 2010.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

2005 Hurricanes

On August 29, 2005, the Company’s Moss Point, Mississippi fish processing facility and adjacent shipyard were severely damaged by Hurricane Katrina. On September 24, 2005, the Company’s Cameron, Louisiana and the Abbeville, Louisiana fish processing facilities were also severely damaged by Hurricane Rita. For the three month periods ended March 31, 2009, the following amount was recognized in the Company’s statement of operations:

(Other proceeds) relating to natural disasters, net – 2005 storms	$(2,656)

Note 13. Fair Value Disclosures

The following disclosures of the estimated fair value of financial instruments are made in accordance with the requirements of FASB ASC 825-10-50, Disclosure About Fair Value of Financial Instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies and are described in the following paragraphs.

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

The carrying amounts of cash and cash equivalents, accounts receivables, accounts payable, and accrued expenses approximate fair value because of the short maturity of these items. The carrying amounts of notes payable outstanding under the Company’s loan agreement approximate fair value because the interest rates on these instruments change with market interest rates. At March 31, 2010 and December 31, 2009, the Company had no borrowings under its bank credit facility except for $3.0 million in letters of credit support obligations.

The carrying values and respective fair market values of the Company’s long-term debt are presented below (in thousands). The fair value of the Company’s long-term debt is estimated based on the quoted market prices available to the Company for issuance of similar debt with similar terms at March 31, 2010.

	March 31,	December 31,
	2010	2009
Long-term Debt:

Carrying Value	$25,089	$25,920
Estimated Fair Market Value	$25,870	$26,755

The following tables set forth by level within the fair value hierarchy the Company’s financial liabilities that were accounted for at fair value on a recurring basis as of March 31, 2010 and December 31, 2009. As required by FASB ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	March 31, 2010
	Fair Value Measurements Using			Assets (Liabilities) at Fair Value
	Level 1	Level 2	Level 3
Assets (Liabilities) (in thousands)
Energy swap asset	$—	$670	$—	$670
Interest rate swap liability	$—	$—	$(1,177)	$(1,177)

Total Assets (Liabilities)	$—	$670	$(1,177)	$(507)

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

	December 31, 2009
	Fair Value Measurements Using			Assets (Liabilities) at Fair Value
	Level 1	Level 2	Level 3
Assets (Liabilities) (in thousands)
Energy swap asset	$—	$1,166	$—	$1,166
Interest rate swap liability	$—	$—	$(1,251)	$(1,251)

Total Assets (Liabilities)	$—	$1,166	$(1,251)	$(85)

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

The following table provides a reconciliation of all assets and liabilities measured at fair value on a recurring basis which use Level 3, or significant unobservable inputs or significant value drivers for the three months ended March 31, 2010 and 2009 (in thousands):

	Fair value Measurements Using Significant Unobservable Inputs (Level 3 Inputs)
	2010	2009
Balance at January 1,	$(1,251)	$(1,858)
Net loss reclassified into interest expense related to interest rate swap transactions	(185)	(220)
Net change associated with current period interest rate swap transactions	259	340

Balance at March 31,	$(1,177)	$(1,738)

OMEGA PROTEIN CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Company’s MD&A and Risk Factors contained in the Form 10-K for the fiscal year ended December 31, 2009 (the “2009 Form 10-K”), and in conjunction with the consolidated financial statements included in this report and in the 2009 Form 10-K.

Forward-looking statements in this Form 10-Q, future filings by the Company with the Securities and Exchange Commission (the “Commission”), the Company’s press releases and oral statements by authorized officers of the Company are intended to be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainty. The Company believes that forward-looking statements made by it are based on reasonable expectations; however, no assurances can be given that actual results will not differ materially from those contained in such forward-looking statements. Forward-looking statements include statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include the words “estimate,” “project,” “anticipate,” “expect,” “predict,” “assume,” “believe,” “could,” “would,” “hope,” “may,” and similar expressions.

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

Under its production process, the Company produces OmegaPure®, a taste-free, odorless refined fish oil which is the only marine source of long-chain Omega-3s directly affirmed (as opposed to self affirmed) by the U.S. Food and Drug Administration (“FDA”) as a food ingredient that is Generally Recognized as Safe (“GRAS”).

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

OMEGA PROTEIN CORPORATION

The Company operates through two primary subsidiaries: Omega Protein, Inc. and Omega Shipyard, Inc. Omega Protein, Inc. is the Company’s principal operating subsidiary for its menhaden processing business and is the successor to a business conducted since 1913. Omega Shipyard, Inc. owns a drydock facility in Moss Point, Mississippi, which is used to provide shoreside maintenance for the Company’s fishing fleet and, subject to outside demand and excess capacity, occasionally for third-party vessels. Revenues from shipyard work for third-party vessels for the three months ended March 31, 2010 and 2009 were not material. The Company also has a number of other immaterial direct and indirect subsidiaries.

Company Overview

2010 Fishing Information. At March 31, 2010, the Company owned a fleet of 50 fishing vessels and 34 spotter aircraft for use in its fishing operations and also leased additional aircraft where necessary to facilitate operations. During the 2010 fishing season in the Gulf of Mexico, which runs from mid-April through October, the Company plans to operate 31 fishing and carry vessels and 28 spotter aircraft. The fishing area in the Gulf is generally located along the Gulf Coast, with a concentration off the Louisiana and Mississippi coasts. The fishing season along the Atlantic coast begins in early May and usually extends into December. During the 2010 season, the Company plans to operate 10 fishing vessels and 8 spotter aircraft along the Mid-Atlantic coast, concentrated primarily in and around Virginia and North Carolina. The remaining fleet of fishing vessels and spotter aircraft are not routinely operated during the fishing season and are back-up to the active fleet, used for other transportation purposes, inactive or in the process of refurbishment in the Company’s shipyard.

Gulf of Mexico Oil Spill. In response to the oil spill caused by the Deepwater Horizon oil rig explosion in the Gulf of Mexico on April 20, 2010 and the subsequent temporary closure of the commercial and recreational fishing grounds east of the Mississippi River Delta by the Louisiana Department of Fisheries and Wildlife and the National Oceanic and Atmospheric Administration (“NOAA”), the Company has relocated its nine Moss Point, Mississippi fishing vessels and three carry vessels to fishing grounds on the west side of the Mississippi River Delta in an attempt to minimize vessel downtime and business interruptions. The docking and re-supply areas for the Moss Point fleet have been relocated from the Company’s Moss Point facility to the Company’s Morgan City, Louisiana facility. The Company’s Abbeville, Louisiana facility is also available to provide support as needed. The relocation is expected to last up to four weeks, but may change depending on future developments and the termination of the Louisiana and NOAA restrictions.

The Company expects to offload fish from its Moss Point fleet at the Company’s Abbeville and Cameron, Louisiana locations, which are presently unaffected by the oil spill. The Company cannot predict what effect the oil spill, the Company’s response plan or the fisheries partial closure, will have on its fish catch, processing efficiency or customer perceptions about its products.

Sales Contracts. The Company sells a portion of its products on a two-to-twelve-month forward contract basis with the balance sold on a spot basis through purchase orders. During 2007, 2008 and 2009 approximately 50%, 65% and 50%, respectively, of the Company’s fish meals and crude fish oil had been sold on a forward contract basis prior to those years’ respective fishing season. Prior to the beginning of the Company’s 2010 Gulf of Mexico fishing season on April 19, 2010, approximately 86% and 32% of the Company’s 2010 forecasted fish meal and crude fish oil, respectively, had either been sold or sold forward on a contract basis. The percentage of fish meal and crude fish oil sold on a forward contract basis will fluctuate from year to year based upon perceived market availability and forward price expectations.

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

Revenues by Product. The following table sets forth the Company’s revenues by product (in millions) and the approximate percentage of total revenues represented thereby, for the indicated periods:

	Three Months Ended March 31,
	2010		2009
	Revenues	Percent	Revenues	Percent

Regular Grade	$5.7	17.7%	$5.8	19.1%
Special Select	13.8	42.7	10.4	34.5
Sea-Lac	2.4	7.4	2.6	8.6
Crude Oil	5.3	16.4	4.8	15.9
Refined Oil	3.3	10.2	5.0	16.7
Fish Solubles	1.8	5.6	1.5	4.9
Other	—	—	0.1	0.3

Total	$32.3	100.0%	$30.2	100.0%

OMEGA PROTEIN CORPORATION

Customers and Marketing. Most of the Company’s marine protein products are sold directly to approximately 320 customers by the Company’s agriproducts sales department, while a smaller amount is sold through independent sales agents. Product inventory was $22.0 million as of March 31, 2010 versus $47.2 million as of December 31, 2009.

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

Purchases and Sales of Third-Party Meal and Oils. The Company has from time to time purchased fish meal and fish oil from other domestic and international manufacturers. These purchase and resale transactions have to date been ancillary to the Company’s base manufacturing and sales business.

Occasionally the Company’s fish catch and resultant product inventories are reduced, primarily due to adverse weather conditions, and the Company further expands its purchase and resale of other fish meals and oils (primarily Panamanian, Peruvian and Mexican fish meal and U.S. menhaden fish meal and oil). Although operating margins from these activities are less than the margins typically generated from the Company’s base domestic production, these operations provide the Company with a source of fish meal and oil to sell into other markets, some of which, the Company has not historically had a presence. During 2007, the Company purchased fish oil totaling approximately 5,500 tons, or approximately 9.1% of fish oil sales volumes for 2007. The Company did not purchase any fish meal or fish oil during 2008. During 2009, the Company purchased approximately 11,000 tons of menhaden fish meal, or approximately 7.6% of fish meal sales volumes for 2009. During the first quarter of 2010 and 2009, the Company did not purchase any fish meal or fish oil.

Hurricane Activity and Damages.

2008 Hurricane Activity

On February 4, 2010, the Company received a grant of $0.1 million from the State of Louisiana Hurricane Gustav and Ike Fisheries Recovery Program which was recognized as “(Other proceeds) loss resulting from natural disaster, net – 2008 storms” in the Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income for the three months ended March 31, 2010. The grant provides assistance for commercial fishing owners impacted by Hurricanes Gustav and Ike in 2008. This amount represents approximately 50% of the total grant expected to be received in 2010.

OMEGA PROTEIN CORPORATION

2005 Hurricane Activity

During the first quarter 2009, the Company received a grant related to the impact of Hurricane Katrina of $2.7 million, net of fees and expenses, from the State of Mississippi. The Mississippi grant was recognized as “(Other proceeds) relating to natural disasters, net – 2005 storms” in the Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income for the three months ended March 31, 2009.

On August 31, 2007, the Company filed a lawsuit in the District Court of Harris, Texas 295th Judicial District, against its prior insurance broker, Aon Risk Services of Texas, who procured the Company’s property insurance policies for the 2005/2006 policy year, which were the subject of prior litigation as a result of claims relating to Hurricanes Rita and Katrina. The Company’s lawsuit against Aon alleges negligent procurement, negligent misrepresentation, breach of contract and violations of Texas insurance and consumer protection laws. Trial has been deferred for this matter until October 2010.

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

Fish meal prices have historically borne a relationship to prevailing soybean meal prices (more weakly correlated in recent years), while prices for fish oil are generally influenced by prices for vegetable oils, such as rapeseed, soybean and palm oils. Thus, the prices for the Company’s products are established by worldwide supply and demand relationships over which the Company has no control and tend to fluctuate significantly over the course of a year and from year to year. For example, during 2008, the Company experienced fish oil price increases of approximately 73.4% when compared to 2007, whereas palm oil and soy oil prices rose 35% and 43%, respectively. Beginning in the third quarter of 2008, pricing in the agricultural commodity markets began to decrease. Spot fish oil prices followed these general trends during the second half of 2008 and throughout 2009.

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

The ASMFC conserves and manages the menhaden fishery throughout the stock’s coast-wide range. According to federal and ASMFC technical experts, the menhaden population is not over-fished and over-fishing is not occurring throughout its range. The Company supports the ASMFC’s goal of maintaining healthy populations of menhaden and the current research program designed to answer ecological questions regarding menhaden in the Chesapeake Bay and coast-wide. The Chesapeake Bay cap was established as a precautionary measure while research is conducted to address, among other things, the question whether the menhaden harvest in the Bay could cause what is being termed “localized depletion” of menhaden there. No evidence of such localized depletion has yet been produced.

Because the research regarding menhaden is on-going, in 2009 the ASMFC and Virginia approved an extension of the existing Chesapeake Bay cap for an additional three years (2011-2013) beyond its currently scheduled expiration date in 2010.

The Company continually monitors regulations which affect fish meal and fish oil in the United States and in those foreign jurisdictions where it sells its products. To date, such regulations have not had a material adverse effect on the Company’s business, but it is possible they may do so in the future.

Critical Accounting Policies and Estimates

The methods, estimates and judgments used in applying the Company’s critical accounting policies has a significant impact on the results reported in the Consolidated Financial Statements. The SEC has defined the critical accounting policies as the ones that are most important to the portrayal of the Company’s financial condition and operating results, and requires the Company to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are highly uncertain at the time of estimation. Based on this definition, most critical policies include: valuation of inventory (Notes 1 and 3 in the Company’s most recent Form 10-K), valuation of losses related to Jones Act and worker’s compensation insurance claims (Note 1 in the Company’s most recent Form 10-K), valuation of income and deferred taxes (Notes 1 and 9 in the Company’s most recent Form 10-K), and valuation of pension plan obligations (Notes 1 and 11 in the Company’s most recent Form 10-K).

The Company also has other key accounting policies and accounting estimates relating to allowance of doubtful accounts (Note 1 in the Company’s most recent Form 10-K), valuation of shares-based compensation (Note 11 in the Company’s most recent Form 10-K) and interest and energy swap valuations (Notes 1 and 15 in the Company’s most recent Form 10-K). The Company believes that these key accounting policies and accounting estimates either do not generally require us to make estimates and judgments that are as difficult or as subjective as its critical accounting policies, or it is less likely that they would have a material impact on our reported results of operations for a given period.

OMEGA PROTEIN CORPORATION

For all financial statement periods presented, there have been no material modifications to the application of these critical accounting policies.

Results of Operations

The following table sets forth as a percentage of revenues, certain items of the Company’s results of operations for each of the indicated periods.

	Three Months Ended March 31,
	2010	2009
Revenues	100.0%	100.0%
Cost of sales	81.5	80.7

Gross profit	18.5	19.3
Selling, general and administrative expense	10.1	11.4
Research and development expense	1.3	1.2
(Other proceeds) loss resulting from natural disaster, net – 2008 storms	(0.4)	1.3
(Other proceeds) relating to natural disasters, net – 2005 storms	—	(8.8)
Loss (gain) on disposal of assets	0.5	(0.1)

Operating income	7.0	14.3
Interest income	—	0.3
Interest expense	(2.0)	(3.0)
Other expense, net	(0.2)	(0.3)

Income before income taxes	4.8	11.3
Provision for income taxes	1.8	4.3

Net income	3.0%	7.0%

Interim Results for the First Quarters ended March 31, 2010 and March 31, 2009

Revenues. Revenues increased $2.1 million, or 7.0%, from $30.2 million for the three months ended March 31, 2009 to $32.3 million for the three months ended March 31, 2010. The increase in revenues was due to higher sales prices of 18.1% for the Company’s fish meal and higher sales volumes of 49.7% for the Company’s fish oil, which was partially offset by lower sales volumes of 1.5% for the Company’s fish meal and lower sales prices of 41.3% for the Company’s fish oil. Considering fish meal, fish oil and fish solubles sales activities in total, the Company experienced a $0.2 million decrease in revenues due to the decline in sales prices and a $2.3 million increase in revenue caused by increased sales volumes, when comparing the three months ended March 31, 2010 to the three months ended March 31, 2009. The increase in fish meal prices in the first quarter of 2010 is due to a global tightening of fish meal availability. The decrease in fish oil prices from the first quarter of 2009 results from the timing of record high 2008 sales price contracts carried over into the first quarter of 2009.

Cost of sales. Cost of sales, including depreciation and amortization, for the quarter ended March 31, 2010 was $26.3 million, a $2.0 million increase, or 8.1%, as compared to the quarter ended March 31, 2009. Cost of sales as a percentage of revenues was 81.5% for the quarter ended March 31, 2010 as compared to 80.7% for the quarter ended March 31, 2009. The increase in cost of sales as a percentage of revenue was primarily due to the decline in fish oil sales prices offset by the increase in fish meal sales prices as mentioned above, which was partially offset by a slight decrease in per unit production costs experienced in the first quarter of 2010 as compared to the first quarter of 2009.

OMEGA PROTEIN CORPORATION

Gross profit. Gross profit increased $0.2 million, or 2.6%, from $5.8 million for the quarter ended March 31, 2009 to $6.0 million for the quarter ended March 31, 2010. Gross profit as a percentage of revenue was 18.5% for the quarter ended March 31, 2010 as compared to 19.3% for the quarter ended March 31, 2009. The decrease in gross profit as a percentage of revenue was primarily due the decline in fish oil sales prices offset by the increase in fish meal sales prices as mentioned above and a slight decrease in per unit production costs experienced in the first quarter of 2010 as compared to the first quarter of 2009, as discussed above.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased $0.1 million, or 4.1%, from $3.4 million for the quarter ended March 31, 2009 to $3.3 million for the quarter ended March 31, 2010.

Research and development expenses. Research and development expenses were $0.4 million for the three months ended March 31, 2010 and 2009.

(Other proceeds) loss resulting from natural disaster, net—2008 storms. For the three months ended March 31, 2009, the Company incurred losses of $0.4 million relating to damages incurred at its Abbeville and Cameron, Louisiana, fish processing facilities related to Hurricane Ike. The damages include clean up costs incurred and changes in estimated impairment costs of damaged fixed assets during the quarter ended March 31, 2009. For the three months ended March 31, 2010, the Company recognized a gain of $0.1 million related to a grant from the State of Louisiana Hurricane Gustav and Ike Fisheries Recovery Program. This amount represents approximately 50% of the total grant expected to be received in 2010.

(Other proceeds) relating to natural disasters, net – 2005 storms. During the quarter ended March 31, 2009, the Company received a federal hurricane assistance grant of $2.7 million administered through the State of Mississippi, net of fees, related to the impact of Hurricane Katrina on the Company. No such funds were received during the quarter ended March 31, 2010.

Loss (gain) on disposal of assets. The loss on disposal of assets was $0.1 million for the three months ended March 31, 2010. The loss primarily relates to two decommissioned fishing vessels which were sold as scrap.

Operating income. As a result of the 2009 Mississippi grant and the other factors discussed above, the Company’s operating income decreased $2.0 million from $4.3 million for the quarter ended March 31, 2009 to $2.3 million for the quarter ended March 31, 2010. As a percentage of revenues, operating income decreased from 14.3% for the quarter ended March 31, 2009 to 7.0% for the quarter ended March 31, 2010.

Interest income. Interest income decreased by $81,000 from $83,000 for the three months ended March 31, 2009 to $2,000 for the three months ended March 31, 2010. The decrease was primarily due to the decreased cash balance upon which interest is earned during the quarter ended March 31, 2010 as compared to the quarter ended March 31, 2009.

Interest expense. Interest expense decreased $0.3 million, or 28.1%, from $0.9 million for the quarter ended March 31, 2009 to $0.6 million for the quarter ended March 31, 2010. The decrease in interest expense is primarily due to the decreased debt balance associated with the Company repaying its bank term loan in September and October 2009. This decrease was partially offset by a decreased in capitalized interest, which is netted against interest expense, for the current quarter which was less than the prior year quarter due to the completion of a particular capital project.

OMEGA PROTEIN CORPORATION

Other expense, net. Other expense, net was $0.1 million for the quarters ended March 31, 2010 and 2009.

Provision for income taxes. The Company recorded a $0.6 million provision for income taxes for the quarter ended March 31, 2010 representing an effective tax rate of 36.2% for income taxes compared to 38.5% for the quarter ended March 31, 2009. The decrease in the effective tax rate is primarily a result of the impact of certain nondeductible items and the increased level of expected book income. The Company believes that it is more probable than not that the recorded estimated deferred tax asset benefits and state operating loss carry-forwards will be realized except for the amount for which a valuation allowance has been provided. The statutory tax rate of 34% for U.S. federal taxes was in effect for the three month periods ended March 31, 2010 and 2009.

Seasonal and Quarterly Results

The Company’s menhaden harvesting and processing business is seasonal in nature. The Company generally has higher sales during the menhaden harvesting season (which includes the second and third quarter of each year) due to increased product availability, but prices during the fishing season tend to be lower than during the off-season. Additionally, due to differences in gross profit margins for the Company’s various products, any variation in the mix of product sales between quarters may result in significant variations of total gross profit margins. As a result, the Company’s quarterly operating results have fluctuated in the past and may fluctuate in the future. In addition, from time to time the Company defers sales of inventory based on worldwide prices for competing products that affect prices for the Company’s products which may affect comparable period comparisons.

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

At March 31, 2010, the Company had an unrestricted cash balance of $6.0 million, an increase of $3.9 million from December 31, 2009. This increase was primarily due to revenues offset by debt payments, capital spending and spending related to the preparation for the 2010 fishing season. The Company’s annual revenues and its resulting liquidity are highly dependent on annual fish catch, production yields, selling prices for its products and inventories available for sale. The Company’s selling prices for its products increased 12.4% for the three months ended March 31, 2010 as compared to fiscal year 2009. Additionally, the Company experienced a 3.6% lower per unit cost of sales during the three months ended March 31, 2010 as compared to fiscal year 2009. The 2009 year per unit cost of sales was comprised of the 2008 and 2009 inventory costs. The three months ended March 31, 2010 per unit cost of sales was comprised of the 2009 inventory cost. Of these two inventory cost pools, 2008 experienced a below average fish catch primarily due to adverse weather conditions including hurricanes Gustav and Ike and high production costs mainly due to increased energy prices, and 2009 experienced a below average fish catch at normal production costs. It is expected that the high per unit inventory costs related to the 2009 fishing season will also negatively impact gross profit percentages during the second quarter of 2010.

The aggregate amount of the Company’s outstanding indebtedness at March 31, 2010 was approximately $25.1 million compared to approximately $25.9 million at December 31, 2009. The Company has a moderately leveraged financial structure which could limit its financial flexibility. In particular, the Company will be required to use a portion of its cash flows to pay principal and interest on its debt, which will reduce the amount of money the Company has for operations, capital expenditures, expansion, acquisitions or general corporate or other business activities. In addition, the covenants contained in the Company’s debt agreements limit its ability to borrow money in the future for acquisitions, capital expenditures or to meet the Company’s operating expenses or other general corporate obligations. See “Risk Factors - The Company has a substantial amount of indebtedness, which may adversely affect its ability to operate its business, remain in compliance with debt covenants and make payments on its debt” in the Company’s 2009 Form 10-K.

OMEGA PROTEIN CORPORATION

Source of Capital: Operations

Net cash flow provided by operating activities decreased from approximately $16.9 million for the three month period ended March 31, 2009 to $7.7 million for the three month period ended March 31, 2010. The decrease in operating cash flow is primarily attributable to changes in inventory, receivables and accrued liabilities. Specifically, the decrease in operating cash flow related to changes in receivables is due to a large amount of export sales which were receivables as of December 31, 2008 and collected during the three months ended March 31, 2009.

Source of Capital: Debt

Net financing activities used cash of $0.6 million and $2.0 million during the three month periods ended March 31, 2010 and 2009, respectively. The three month period ended March 31, 2010 included $0.8 million in debt principal payments offset by $0.3 million related to stock options exercised. The three month period ended March 31, 2009 included $2.0 million in debt principal payments.

On December 1, 2005, pursuant to the Title XI program, the United States Department of Commerce Fisheries Finance Program (the “FFP”) approved a second financing application made by the Company in the amount of $16.4 million (the “Second Approval Letter”). In May 2006, the Company submitted a $6.3 million financing request under the Second Approval Letter. The Company closed on the $6.3 FFP loan in the first quarter of 2007. In September 2009, the Company submitted a $10.0 million financing request under the remaining Second Approval Letter which it anticipates closing in the second quarter of 2010. As of March 31, 2010, the Company had approximately $25.1 million of borrowings outstanding under Title XI and was in compliance with all of the covenants contained therein.

On March 26, 2007 the Company entered into a credit agreement with Bank of America, N.A. (as administrative agent, lender, swing line lender and letter of credit issuer), Regions Bank, Compass Bank and Farm Credit Bank of Texas which provided the Company with a $55 million senior credit facility (the “Senior Credit Facility”) consisting of (i) a 5-year revolving credit facility of up to $20 million, including a $7.5 million sub-limit for the issuance of standby letters of credit and a $2.5 million sub-limit for swing line loans and (ii) a 5-year term loan (the “Term Loan”) of $35 million.

On October 21, 2009, the Company entered into a Loan Agreement with Wells Fargo Bank N.A. (“the Loan Agreement”) which replaced the prior Senior Credit Facility. The Loan Agreement with Wells Fargo Bank provides the Company with a senior secured credit facility consisting of a 3-year revolving credit facility of up to $35 million, including a $7.5 million sub-limit for the issuance of standby letters of credit, and is secured by substantially all of the Company’s assets except for those already pledged in connection with existing federal Fisheries Finance Program loans. The Loan Agreement replaced the prior Senior Credit Facility, under which, just prior to closing, $11.4 million was outstanding under the Term Loan and $2.8 million was outstanding under letters of credit. In connection with the closing of the Loan Agreement, the Company repaid the Term Loan at closing and the letters of credit were transferred to Wells Fargo Bank. As of December 31, 2009, the Company recognized $0.4 million in deferred debt issuance costs associated with the Loan Agreement on the Consolidated Balance Sheet. Additionally, the Company recognized a $0.4 million charge in the Consolidated Statement of Operations related to unamortized deferred debt issuance costs associated with the Senior Credit Facility.

OMEGA PROTEIN CORPORATION

As of March 31, 2010, the Company had no amounts outstanding under the Loan Agreement and approximately $3.0 million in letters of credit issued primarily in support of worker’s compensation insurance programs. The Company has no off-balance sheet arrangements other than normal operating leases and standby letters of credit.

The Loan Agreement bears interest at LIBOR plus an applicable margin. In addition, the Company is required to comply with various affirmative and negative covenants affecting its business and financial operations, as well as the following financial covenants:

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

As of March 31, 2010, the Company was in compliance with all covenants under the Loan Agreement and expects to be in compliance during the remainder of 2010. For a more detailed description of the Loan Agreement, see the Company’s current report on Form 8-K filed with the SEC on October 23, 2009.

Use of Capital: Operations

Net investing activities (used) provided cash of ($3.3) million and $3.8 million for the three month periods ended March 31, 2010 and 2009, respectively. The Company’s investing activities consist mainly of capital expenditures for equipment purchases, replacements, vessel refurbishments, and fish oil refining processes. The Company made capital expenditures of approximately $3.4 million and $6.3 million, for the three month periods ended March 31, 2010 and 2009, respectively. The Company anticipates making an additional $11.6 million in capital expenditures during the remainder of 2010 primarily for the refurbishment of vessels and plant assets and for the repair of certain equipment. Investing activities for the three month period ended March 31, 2010 also includes the receipt of a grant of $0.1 million from the State of Louisiana related to the impacts of Hurricanes Gustav and Ike. Investing activities for the three month period ended March 31, 2009 also includes the receipt of a grant of $2.7 million, net of fees and expenses, related to the impact of Hurricane Katrina, from the State of Mississippi, and the receipt of $7.5 million in proceeds from insurance companies relating to Hurricane Ike.

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

Use of Capital: Contractual Obligations

The following tables aggregate information about the Company’s contractual cash obligations and other commercial commitments (in thousands) as of March 31, 2010:

	Payments Due by Period
Contractual Cash Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years

Long Term Debt	$25,089	$2,409	$5,153	$5,028	$12,499
Capital lease obligation	1,551	387	1,029	135	—
Interest on long term debt and capital lease obligation	9,584	1,839	2,922	2,305	2,518
Operating lease obligations	9,105	2,179	3,896	2,619	411
Pension Funding	12,373	1,013	5,610	3,315	2,435
Energy Commitments (1)	248	248	—	—	—

Total Contractual Cash Obligations	$57,950	$8,075	$18,610	$13,402	$17,863

(1)	As of March 31, 2010, the Company has entered into purchase commitments of approximately $0.2 million related to natural gas basis contracts that will be delivered in quantities expected to be used in the normal course of business during the 2010 fishing season.

There have been no significant changes to the Company’s contractual cash obligations during the quarterly period ending March 31, 2010.

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

In the normal course of business, the financial condition of the Company is exposed to minimal market risk associated with interest rate movements on the Company’s borrowings. In the past, to mitigate this risk, the Company has entered into interest rate swap agreements to effectively lock-in the LIBOR component of certain debt instruments. A one percent increase or decrease in the levels of interest rates on variable rate debt would not result in a material change to the Company’s results of operations. However, as a result of entering into the Loan Agreement with Wells Fargo Bank, N.A. in October 2009, the interest rate swap agreements became ineffective and the Company is again subject to interest rate fluctuations resulting from the LIBOR component for the Loan Agreement.

The Company is also exposed to market risk associated with natural gas and diesel prices. To partially mitigate this risk, the Company has forward purchased a portion of its expected natural gas, diesel and Bunker C usage for 2010 and 2011. The Company is currently exposed to market risk associated with increases in natural gas, Bunker C, and diesel prices related to the portion not covered by swaps for 2010 and 2011.

Although the Company sells products in foreign countries, all of the Company’s revenues are billed and paid for in US dollars. As a result, management does not believe that the Company is exposed to any significant foreign country currency exchange risk, and the Company does not utilize market risk sensitive instruments to manage its exposure to this risk.

There have been no significant changes to the Company’s exposure to market risk since the Company’s most recent Form 10-K.

Item 4.	Controls and Procedures

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

(b) Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting during the three-month period ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is defending various claims and litigation arising from operations which arise in the ordinary course of the Company’s business. In the opinion of management, any losses resulting from these matters will not have a material adverse affect on the Company’s results of operations, cash flows or financial position.

On August 31, 2007, the Company filed a lawsuit in the District Court of Harris, Texas 295th Judicial District, against its prior insurance broker, Aon Risk Services of Texas, who procured the Company’s property insurance policies for the 2005/2006 policy year, which were the subject of prior litigation as a result of claims relating to Hurricanes Rita and Katrina. The Company’s lawsuit against Aon alleges negligent procurement, negligent misrepresentation, breach of contract and violations of Texas insurance and consumer protection laws. Trial has been deferred for this matter until October 2010.

In April 2010, the Company received a request for information pursuant to Section 308 of the Federal Water Pollution Control Act (Clean Water Act) from Region 3 of the United States Environmental Protection Agency (the “EPA”) concerning the Company’s wastewater practices used in its fishing operations at its Reedville, Virginia facility. The Company intends to cooperate fully in responding to the request. The Company cannot predict the outcome of the EPA’s review.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Form 10-K for the fiscal year ended December 31, 2009 except as follows.

OMEGA PROTEIN CORPORATION

Risks Relating to the Company’s Business and Industry:

The Company’s operations are geographically concentrated in the Gulf of Mexico where they are susceptible to oil spills from offshore drilling, production and transportation activities. Three of the Company’s four operating plants are located in the Gulf of Mexico (two in Louisiana and one in Mississippi), a region which has historically had a high concentration of oil and gas infrastructure. If this infrastructure were to be become damaged due to natural or other disasters, then it is possible that environmental damages to the area and ecosystem could result.

For example, the Deepwater Horizon oil rig explosion in the Gulf of Mexico on April 20, 2010 caused the Company to implement an Incident Response Plan for its Moss Point, Mississippi facility to minimize the effects from that oil spill. In connection with that oil spill, the Louisiana Department of Fisheries and Wildlife and the National Oceanic and Atmospheric Administration (“NOAA”) temporarily closed the commercial and recreational fishing grounds east of the Mississippi River Delta.

The resulting oil slick temporarily has had an adverse effect on the Company’s ability to operate in the fishing grounds east of the Mississippi River Delta, near its Moss Point facility. As a result, the Company relocated its nine Moss Point fishing vessels and three carry vessels to fishing grounds on the west side of the Mississippi River Delta. The Company’s relocation of vessels is expected to last up to four weeks, but may change depending on future developments and the termination of the Louisiana and NOAA restrictions.

The Company cannot predict what effect this oil spill, its response plan or the fisheries partial closure, will have on its fish catch, processing efficiency or customer perceptions about its products. This concentration of operations in Louisiana and the reduction of three operating plants to two may temporarily make the Company more susceptible to the risk of hurricanes and other adverse weather conditions.

The Company cannot predict with any certainty: (1) the effect of the oil spill on the Company’s operations, both short-term and long-term, (2) the effect of government intervention in connection with the oil spill, including without limitation, any restrictions that may be imposed on fishing, navigation and access to the Company’s facilities, (3) the disruption and inefficiencies caused by the Company’s response plan on its operations, and (4) the effect of the oil spill, short-term and long-term, on the menhaden fishery.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Removed and Reserved

Item 5.	Other Information

None

OMEGA PROTEIN CORPORATION

Item 6.	Exhibits

Exhibit No.	Description of Exhibit

31.1	Rule 13a-14(a)/15d-14(a) Certification for Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification for Chief Financial Officer.

32.1	Section 1350 Certification for Chief Executive Officer

32.2	Section 1350 Certification for Chief Financial Officer.

OMEGA PROTEIN CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMEGA PROTEIN CORPORATION
(Registrant)

May 6, 2010	By:	/s/ ROBERT W. STOCKTON
(Executive Vice President, Chief Financial Officer)