Form 10-Q
period 2010-06-30
OMEGA PROTEIN CORP
filed 2010-08-05
CIK 1053650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Number of shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, on August 2, 2010: 18,819,278.

OMEGA PROTEIN CORPORATION

OMEGA PROTEIN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

(Dollars in thousands)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements and Notes

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$8,546	$2,177
Receivables, net	12,394	11,225
Inventories	71,994	63,826
Deferred tax asset, net	4,400	3,426
Prepaid expenses and other current assets	3,657	3,235

Total current assets	100,991	83,889
Other assets, net	3,652	3,301
Energy swap asset, net of current portion	71	229
Property, plant and equipment, net	111,379	110,625

Total assets	$216,093	$198,044

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$2,859	$2,380
Current portion of capital lease obligation	406	369
Accounts payable	3,257	2,392
Accrued liabilities	20,789	16,952

Total current liabilities	27,311	22,093
Long-term debt, net of current maturities	31,606	23,540
Capital lease obligation, net of current portion	1,057	1,265
Interest rate swap liability, net of current portion	316	395
Deferred tax liability, net	6,783	4,540
Pension liabilities, net	8,168	9,185

Total liabilities	75,241	61,018

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 authorized shares; none issued	—	—
Common Stock, $0.01 par value; 80,000,000 authorized shares; 18,819,278 and 18,727,446 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	188	187
Capital in excess of par value	115,902	114,772
Retained earnings	32,775	29,813
Accumulated other comprehensive loss	(8,013)	(7,746)

Total stockholders’ equity	140,852	137,026

Total liabilities and stockholders’ equity	$216,093	$198,044

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OMEGA PROTEIN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues	$36,285	$41,755	$68,557	$71,908
Cost of sales	27,417	42,257	53,719	66,589

Gross profit (loss)	8,868	(502)	14,838	5,319

Selling, general, and administrative expense	3,955	3,107	7,222	6,513
Research and development expense	499	325	934	682
Losses resulting from Gulf of Mexico oil spill disaster	587	—	587	—
(Other proceeds) loss resulting from natural disaster, net – 2008 storms	(117)	(14)	(234)	393
(Other proceeds) relating to natural disaster, net – 2005 storms	—	—	—	(2,656)
Loss (gain) on disposal of assets	152	16	268	(2)

Operating income (loss)	3,792	(3,936)	6,061	389
Interest income	4	49	6	132
Interest expense	(612)	(878)	(1,258)	(1,777)
Other expense, net	(89)	(120)	(178)	(214)

Income (loss) before income taxes	3,095	(4,885)	4,631	(1,470)

Provision (benefit) for income taxes	1,112	(1,593)	1,669	(277)

Net income (loss)	1,983	(3,292)	2,962	(1,193)

Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax expense of $0, $13, $0 and $13, respectively	—	25	—	25

Energy swap adjustment, net of tax (benefit) expense of ($165), $405, ($333) and $282, respectively	(319)	788	(646)	548
Interest rate swap adjustment, net of tax expense of $0, $101, $0 and $141, respectively	—	194	—	274
Pension benefits adjustment, net of tax expense of $98, $104, $195 and $208, respectively	190	201	379	404

Comprehensive income (loss)	$1,854	$(2,084)	$2,695	$58

Basic earnings (loss) per share	$0.11	$(0.18)	$0.16	$(0.06)

Weighted average common shares outstanding	18,818	18,712	18,779	18,712

Diluted earnings (loss) per share	$0.11	$(0.18)	$0.16	$(0.06)

Weighted average common shares and potential common share equivalents outstanding	18,877	18,712	18,816	18,712

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OMEGA PROTEIN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in thousands, except per share amounts)

	Six Months Ended June 30,
	2010	2009
Cash flow provided by (used in) operating activities:
Net income (loss)	$2,962	$(1,193)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,178	6,630
Losses resulting from Gulf of Mexico oil spill disaster	587	—
(Other proceeds) loss resulting from natural disaster, net – 2008 storms	(234)	273
Insurance recoveries and other proceeds relating to natural disaster, net – 2005 storms	—	(2,656)
Loss (gain) on disposal of assets	268	(2)
Provisions for losses on receivables	25	24
Share based compensation	765	305
Deferred income taxes	1,603	(105)
Changes in assets and liabilities:
Receivables	(687)	7,904
Inventories	(8,755)	6,229
Prepaid expenses and other current assets	(1,633)	(2,044)
Other assets	(1,016)	315
Accounts payable	865	(332)
Accrued liabilities	3,758	3,360
Pension liability, net	(638)	422

Total adjustments	2,086	20,323

Net cash provided by operating activities	5,048	19,130

Cash flow (used in) provided by investing activities:
Proceeds from insurance companies and grants, hurricanes	117	10,156
Proceeds from disposition of assets	34	39
Capital expenditures	(7,570)	(12,675)

Net cash used in investing activities	(7,419)	(2,480)

Cash flow provided by (used in) financing activities:
Principal payments of long-term debt	(1,455)	(4,174)
Principal payments of capital lease obligation	(171)	(139)
Proceeds from long term debt	10,000	—
Proceeds from stock options exercised	307	—
Tax effect of stock options exercised	59	—

Net cash provided by (used in) financing activities	8,740	(4,313)

Effect of exchange rate changes on cash and cash equivalents	—	25

Net increase in cash and cash equivalents	6,369	12,362
Cash and cash equivalents at beginning of year	2,177	13,995

Cash and cash equivalents at end of period	$8,546	$26,357

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Significant Accounting Policies

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

In the opinion of management the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the Company’s consolidated financial position as of June 30, 2010, and the results of its operations for the three and six month periods ended June 30, 2010 and 2009 and its cash flows for the six month periods ended June 30, 2010 and 2009. Operating results are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

The Company has reclassified certain amounts previously reported to conform with the presentation at June 30, 2010.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Gulf of Mexico Oil Spill Disaster

In response to the oil spill caused by the Deepwater Horizon oil rig explosion in the Gulf of Mexico in April 2010 and the subsequent temporary and intermittent closures of certain commercial and recreational fishing grounds by the Louisiana Department of Fisheries and Wildlife, the Mississippi Department of Marine Resources and the National Oceanic and Atmospheric Administration (“NOAA”), the Company relocated its nine Moss Point, Mississippi fishing vessels and three carry vessels to fishing grounds on the west side of the Mississippi River Delta in an attempt to minimize vessel downtime and business interruptions. The docking and re-supply areas for the Moss Point fleet were temporarily relocated from the Company’s Moss Point facility to the Company’s Morgan City, Louisiana facility. The Company’s Abbeville, Louisiana facility was also available to provide support as needed. The recent expansions of the closed fishing grounds have required the Company to temporarily redeploy its vessels among its various Gulf facility locations to avoid the restricted areas. The oil spill and fishing ground closures have resulted in the temporary interruption of fish processing at the Moss Point, Mississippi facility. See Note 12 – Gulf of Mexico Oil Spill Disaster for a description of costs incurred by the Company related to the oil spill.

The Company cannot predict what effect the oil spill, the Company’s response plan or the fisheries partial closure, will have on its fish catch, processing efficiency or customer perceptions about its products.

Subsequent to June 30, 2010, the Company filed a claim for damages with BP and also met with BP’s third party claims adjuster. The Company is seeking reimbursement from BP for damages related to lost fish meal and fish oil production as a result of the limitations the Company has experienced in its fishing efforts, including the intermittent closure of fishing grounds, and for additional costs incurred by the Company to mitigate lost fish meal and fish oil production and test its products for possible contamination resulting from the oil spill. To date, the Company has not received any reimbursement or recorded any receivables related to its claim against BP.

Hurricane Losses, Insurance Recoveries and Other Proceeds

2008 Hurricane Activity

On February 4, 2010, the Company received a grant of $0.1 million from the State of Louisiana Hurricane Gustav and Ike Fisheries Recovery Program which represented approximately 50% of the total grant. The grant provides assistance for commercial fishing owners impacted by Hurricanes Gustav and Ike in 2008. The remaining $0.1 million was deposited in July 2010. The grant proceeds were recognized as “(Other proceeds) loss resulting from natural disaster, net – 2008 storms” in the Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income in the amounts of $0.1 million and $0.2 million for the three and six months ended June 30, 2010, respectively.

2005 Hurricane Activity

During the six month period ended June 30, 2009, the Company received a grant of $2.7 million, net of fees and expenses, from the State of Mississippi. The grant provided assistance for commercial fishing owners impacted by Hurricane Katrina in 2005. The Mississippi grant was recognized as “(Other proceeds) relating to natural disasters, net – 2005 storms” in the Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income for the six months ended June 30, 2009.

On August 31, 2007, the Company filed a lawsuit in the District Court of Harris, Texas 295th Judicial District, against its prior insurance broker, Aon Risk Services of Texas, who procured the Company’s property insurance policies for the 2005/2006 policy year, which were the subject of prior litigation as a result of claims relating to

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Hurricanes Rita and Katrina. The Company’s lawsuit against Aon alleges negligent procurement, negligent misrepresentation, breach of contract and violations of Texas insurance and consumer protection laws. Trial for this matter is scheduled for October 2010.

Inventories

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

Any costs incurred during abnormal downtime related to activity at the Company’s plants are charged to expense as incurred. Such costs were incurred during the three and six month periods ended June 30, 2010 as a consequence of the Deepwater Horizon oil rig explosion and the resulting oil spill in the Gulf of Mexico in April 2010, which costs are explained more fully in Note 12 - Gulf of Mexico Oil Spill Disaster.

Insurance

There have been no material insurance policy changes from those previously disclosed in the Company’s Form 10-K for the fiscal year ended December 31, 2009. Prior to the 2010 fishing season, the Company had maintained business interruption insurance in immaterial amounts. The Company’s insurance coverage for 2010 does not include business interruption insurance.

Interest Rate Swap Agreements

The Company does not enter into financial instruments for trading or speculative purposes. The Company entered into interest rate swap agreements to manage its cash flow exposure to interest rate changes with notional amounts as indicated below that are scheduled to mature through March 2012. As originally established, the swaps effectively converted all the Company’s variable rate debt under the Term Loan to a fixed rate, without exchanging the notional principal amounts. Prior to September 30, 2009, these agreements were designated as a cash flow hedge and reflected at fair value in the Company’s Unaudited Condensed Consolidated Balance Sheet as a component of total liabilities, and the related gains or losses were deferred in stockholders’ equity as a component of accumulated other comprehensive loss.

Date of Contract	Original Notional Amount	Contracted Interest Rate	Notional Amount as of June 30, 2010	Total Asset (Liability) as of June 30, 2010
April 4, 2007	$19,950,000	5.16%	$12,469,000	$(721,500)
February 7, 2008	10,237,500	3.36%	6,562,000	(222,000)
March 19, 2008	4,436,250	2.96%	2,844,000	(81,000)

			$21,875,000	$(1,024,500)

On September 24, 2009, the Company paid $16.6 million of the borrowings outstanding under the Term Loan using the Company’s existing cash balances. Additionally, on October 21, 2009, the Company entered into a Loan Agreement with Wells Fargo Bank N.A. which replaced the Senior Credit Facility. The details are described more fully in Note 6 to the consolidated financial statements of the Company’s Form 10-K for the fiscal year ended December 31, 2009. As a consequence of the debt prepayment and refinancing, the Company determined that the forecasted interest payments associated with the interest rate swaps would not occur. As a result, hedge accounting

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

relating to the interest rate swaps was discontinued and all amounts previously recognized in accumulated other comprehensive loss were reclassified to earnings during 2009. The total interest expense associated with the interest rate swap transactions for the three and six months ended June 30, 2010 and 2009 was $89,500, $230,700, $274,400 and $450,900, respectively. The interest rate swap agreements remained outstanding as of June 30, 2010.

As of June 30, 2010 and December 31, 2009, the Company has recorded a long-term liability of $315,700 and $394,600, respectively, net of the current portion, in accrued liabilities of $708,800 and $856,100, respectively, to recognize the fair value of interest rate derivatives.

The following table illustrates the changes recorded, net of tax, in accumulated other comprehensive loss resulting from the interest rate swap agreements (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Beginning balance	$—	$(1,146)	$—	$(1,226)

Net loss, net of tax, reclassified into earnings	—	(152)	—	(298)
Net change associated with current period swap transactions, net of tax	—	346	—	572

Ending balance	$—	$(952)	$—	$(952)

Energy Swap Agreements

The Company does not enter into financial instruments for trading or speculative purposes. The Company has entered into energy swap agreements to manage its cash flow exposure related to the volatility of natural gas, diesel and Bunker C energy prices. The swaps effectively fix pricing for the quantities listed below during the consumption periods.

Energy Swap	Consumption Period	Quantity	Price Per Unit	Energy Swap Asset (Liability) as of June 30, 2010	Deferred Tax (Asset) Liability as of June 30, 2010
Diesel - NYMEX Heating Oil Swap	July – November, 2010	1,362,000 Gallons	$1.86	$301,000	$(102,300)
Natural Gas - NYMEX Natural Gas Swap	July – October, 2010	221,500 MMBTUs	$6.29	(400,900)	136,300
Bunker C - Platts Calendar Avg NY Swap	July - November, 2010	1,113,000 Gallons	$1.52	215,000	(73,100)
Diesel - NYMEX Heating Oil Swap	April - October, 2011	1,714,000 Gallons	$2.12	110,100	(37,400)
Natural Gas – NYMEX Natural Gas Swap	April - October, 2011	134,000 MMBTUs	$6.18	(85,400)	29,000
Bunker C – Platts Calendar Avg NY Swap	June – November, 2011	672,000 Gallons	$1.77	46,200	(15,700)

				$186,000	$(63,200)

As of June 30, 2010 and December 31, 2009, the Company has recorded a long-term asset of $71,000 and $228,800, respectively, net of the current portion included in prepaid expenses and other current assets of $115,000 and $936,900, respectively, to recognize the fair value of energy swap derivatives, and has also recorded a deferred tax liability of $63,200 and $396,300, respectively, associated therewith. The effective portion of the change in fair

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

value from inception to June 30, 2010 is recorded in “accumulated other comprehensive income (loss)” in the Company’s consolidated financial statements. The following table illustrates the changes recorded, net of tax, in accumulated other comprehensive income (loss) resulting from the energy swap agreements (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Beginning balance	$442	$(240)	$769	$—

Net loss, net of tax, reclassified to unallocated inventory cost pool	157	—	157	—
Net change associated with current period swap transactions, net of tax	(476)	788	(803)	548

Ending balance	$123	$548	$123	$548

The $122,700 reported in accumulated other comprehensive loss as of June 30, 2010 will be reclassified to the unallocated inventory cost pool in the period when the energy consumption takes place. The amount to be reclassified, net of taxes, during the next 12 months is expected to be approximately $75,900.

If, at any time, the swaps are determined to be ineffective, in whole or in part, due to changes in the Company’s energy usage or underlying hedge agreements, the fair value of the portion of the energy swaps determined to be ineffective will be recognized as gain or loss in “cost of sales” in the consolidated statement of operations for the applicable period. See Note 14 – Fair Value Disclosures for additional information.

Accumulated Comprehensive Loss

The components of accumulated other comprehensive loss included in shareholders’ equity are as follows:

	June 30, 2010	December 31, 2009
	(in thousands)

Fair Value of Energy Swaps, net of tax expense of $63 as of June 30, 2010 and $396 as of December 31, 2009	$123	$769
Pension Benefits Adjustments, net of tax benefit of $4,192 as of June 30, 2010 and $4,387 as of December 31, 2009	(8,136)	(8,515)

Accumulated Other Comprehensive Loss	$(8,013)	$(7,746)

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

Stock-Based Compensation

The Company has a stock-based compensation plan, which is described in more detail in Note 11 to the consolidated financial statements of the Company’s Form 10-K for the fiscal year ended December 31, 2009. Net income (loss) for the three and six months ended June 30, 2010 and 2009 includes $0.4 million, $0.2 million, $0.8 million, and $0.3 million ($0.3 million, $0.1 million, $0.5 million and $0.2 million after-tax), respectively, of share-based compensation costs which are included in selling, general and administrative expenses in the condensed consolidated statement of operations and comprehensive income. As of June 30, 2010, there was $3.3 million ($2.2 million after-tax) of total unrecognized compensation costs related to nonvested share-based compensation that is expected to be recognized over a weighted-average period of 2.2 years, of which $0.9 million ($0.6 million after-tax) of total share-based compensation is expected to be recognized during the remainder of fiscal year 2010.

Shareholder Rights Plan

In June 2010, the Company’s Board of Directors adopted a Shareholder Rights Plan. The Plan is designed to protect the Company from unfair or coercive takeover tactics and to prevent an acquirer from gaining control of the Company without offering a fair price to all shareholders. See Note 15 – Shareholders Rights Plan for additional information.

Note 2. Receivables, net

Receivables as of June 30, 2010 and December 31, 2009 are summarized as follows:

	June 30, 2010	December 31, 2009
	(in thousands)
Trade	$11,209	$10,202
Insurance	170	137
State of Louisiana Hurricanes Gustav and Ike Grant	117	—
Income tax	1,023	1,013
Other	64	52

Total receivables	12,583	11,404
Less: allowance for doubtful accounts	(189)	(179)

Receivables, net	$12,394	$11,225

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Note 3. Inventory

The major classes of inventory as of June 30, 2010 and December 31, 2009 are summarized as follows:

	June 30, 2010	December 31, 2009
	(in thousands)
Fish meal	$23,323	$27,851
Fish oil	10,926	16,753
Fish solubles	1,314	2,617
Unallocated inventory cost pool (including off-season costs)	29,481	7,362
Other materials & supplies	6,950	9,243

Total inventory	$71,994	$63,826

Inventory at June 30, 2010 and December 31, 2009 is stated at the lower of cost or market. The elements of unallocated inventory cost pool include plant and vessel related labor, utilities, rent, repairs and depreciation, to be allocated to inventories produced through the remainder of the 2010 fishing season.

As a result of the oil spill caused by the Deepwater Horizon oil rig explosion in the Gulf of Mexico in April 2010 and the subsequent temporary and intermittent closures of certain commercial and recreational fishing grounds by the Louisiana Department of Fisheries and Wildlife, the Mississippi Department of Marine Resources and the National Oceanic and Atmospheric Administration (“NOAA”), the Company has temporarily deployed its vessels among its various Gulf facility locations to avoid the restricted areas. The oil spill and fishing ground closures have resulted in the temporary interruption of fish processing at the Moss Point, Mississippi facility. As a result of this interruption, intermittent fishing grounds closures and the oil spill’s estimated impact on the Company’s 2010 Gulf of Mexico fishing season, the Company has recognized losses of $0.6 million for the three and six month periods ended June 30, 2010 representing costs incurred that were not able to be allocated to production. See Note 12 - Gulf of Mexico Oil Spill Disaster.

As a result of Hurricane Ike in 2008, the Company sustained additional previously unrecognized damage to its Cameron, Louisiana materials and supplies inventory. The Company recognized $0 and $33,000 material and supply inventory write-offs for the three and six months ended June 30, 2009, respectively. See Note 13 – Hurricane Losses, Insurance Recoveries and Other Proceeds.

Note 4. Other Assets

Other assets as of June 30, 2010 and December 31, 2009 are summarized as follows:

	June 30, 2010	December 31, 2009
	(in thousands)
Fish nets, net of accumulated amortization of $1,621 and $1,059	$1,718	$1,292
Insurance receivable, net of allowance for doubtful accounts	1,221	1,292
Title XI loan origination fee	333	285
Other debt issuance costs(1)	314	383
Deposits and other	66	49

Total other assets, net	$3,652	$3,301

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

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

Amortization expense for fishing nets amounted to approximately $0.3 million, $0.3 million, $0.6 million and $0.6 million for the three and six months ended June 30, 2010 and 2009, respectively.

As of June 30, 2010 and December 31, 2009, the allowance for doubtful insurance receivable accounts was $0.2 million.

Note 5. Property and Equipment

Property and equipment at June 30, 2010 and December 31, 2009 are summarized as follows:

	June 30, 2010	December 31, 2009
	(in thousands)
Land	$7,690	$7,690
Plant assets	122,270	111,401
Fishing vessels	102,860	102,125
Furniture and fixtures	5,827	5,755
Construction in progress	5,001	13,012

Total property and equipment	243,648	239,983
Less: accumulated depreciation	(132,269)	(129,358)

Property, plant and equipment, net	$111,379	$110,625

Depreciation expense for the three and six months ended June 30, 2010 and 2009 was $3.4 million, $3.0 million, $6.5 million and $6.0 million, respectively.

The Company capitalizes interest as part of the acquisition cost of a qualifying asset. Interest is capitalized only during the period of time required to complete and prepare the asset for its intended use. For the three and six month periods ended June 30, 2010 and 2009, the Company capitalized interest of approximately $26,300, $156,100, $84,100 and $314,600, respectively.

As a result of Hurricane Ike in 2008, the Company sustained damage to its property and equipment at its Abbeville and Cameron, Louisiana fish processing facilities. The Company recognized a $14,000 gain and $273,000 loss on the involuntary conversion of damaged property and equipment related to plant assets in the three and six month periods ended June 30, 2009, respectively. See Note 13 – Hurricane Losses, Insurance Recovery and Other Proceeds.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Note 6. Notes Payable and Long-Term Debt

At June 30, 2010 and December 31, 2009, the Company’s long-term debt consisted of the following:

	June 30, 2010	December 31, 2009
	(in thousands)
U.S. government guaranteed obligations (Title XI loans) collateralized by a first lien on certain vessels and certain plant assets:
Amounts due in installments through 2025, interest from 5.73% to 7.60%	$34,290	$25,725

Amounts due in installments through 2014, interest at Eurodollar rates plus 0.45% (0.74% and 0.73% at June 30, 2010 and December 31, 2009, respectively)	175	195

Total debt	34,465	25,920
Less current maturities	(2,859)	(2,380)

Long-term debt	$31,606	$23,540

On December 1, 2005, pursuant to the Title XI program, the United States Department of Commerce Fisheries Finance Program (the “FFP”) approved a second financing application made by the Company in the amount of $16.4 million (the “Second Approval Letter”). In May 2006, the Company submitted a $6.3 million financing request under the Second Approval Letter. The Company closed on the $6.3 million FFP loan in the first quarter of 2007. In September 2009, the Company submitted a $10.0 million financing request under the remaining Second Approval Letter. The Company closed on the $10.0 million financing request on June 1, 2010. Proceeds from the loan will be used to reimburse the Company for prior expenditures for fishing vessel refurbishments and improvements to the Company’s shore-side marine assets. The loan has a term of 15 years, bears an interest rate at 5.73% per year and is secured by first liens on a Company fishing vessel and certain assets located at the Company’s Reedville, Virginia facility. As of June 30, 2010, the Company had approximately $34.5 million of borrowings outstanding under Title XI and was in compliance with all of the covenants contained therein.

As of June 30, 2010 and December 31, 2009, the Company had no amounts outstanding under the $35 million revolving credit facility with Wells Fargo Bank, N.A. and approximately $3.0 million in letters of credit issued primarily in support of worker’s compensation insurance programs. The Company has no off-balance sheet arrangements other than normal operating leases and standby letters of credit. Additionally, as of June 30, 2010 the Company was in compliance with all covenants under the Loan Agreement.

Note 7. Capital Lease Obligation

On May 29, 2008 and July 10, 2008, the Company entered into capital lease agreements to lease barges for a period of 5 years. Following is a summary of future minimum payments under the capitalized lease agreements (in thousands):

Remainder of 2010	$284
2011	578
2012	609
2013	291

Total minimum lease payments	1,762
Less amount representing interest	(299)

Present value of minimum payments	1,463
Less current portion of capital lease obligation	(406)

Long-term capital lease obligation	$1,057

As of June 30, 2010 and December 31, 2009, assets recorded under capital lease obligations are included in property, plant and equipment, net as follows (in thousands):

	June 30, 2010	December 31 2009
Fishing vessels and marine equipment, at cost	$2,076	$2,076
Less accumulated depreciation	(848)	(640)

Property, plant and equipment, net	$1,228	$1,436

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Note 8. Accrued Liabilities

Accrued liabilities as of June 30, 2010 and December 31, 2009 are summarized as follows:

	June 30, 2010	December 31, 2009
	(in thousands)
Salary and benefits	$6,272	$3,791
Insurance	7,885	7,726
Taxes, other than income tax	922	76
Trade creditors	4,016	3,099
Fair market value of interest rate swap, current portion	709	856
Deferred revenue	687	985
Accrued interest	115	227
Federal Tax Payable	54	—
Other	129	192

Total accrued liabilities	$20,789	$16,952

Note 9. Commitments and Contingencies

Contract Commitments

As of June 30, 2010, the Company has entered into purchase commitments of approximately $0.2 million related to natural gas basis contracts that will be delivered in quantities expected to be used in the normal course of business during the remaining 2010 fishing season.

	Volume	Contract Price	Total Commitment
Natural gas (per MMBTU)	443,404	$0.37	$164,059

Litigation

In April 2010, the Company received a request for information pursuant to Section 308 of the Federal Water Pollution Control Act (Clean Water Act) from Region 3 of the United States Environmental Protection Agency (the “EPA”) concerning the Company’s wastewater practices used in its fishing operations at its Reedville, Virginia facility. The Company is cooperating fully in responding to the request. The Company cannot predict the outcome of the EPA’s review.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Note 10. Reconciliation of Basic and Diluted Per Share Data (in thousands except per share data)

	Earnings (Numerator)	Shares (Denominator)	Per Share Data
Three Months Ended June 30, 2010
Net earnings	$1,983	—

Basic earnings per common share:
Earnings available to common shareholders	$1,983	18,818	$0.11

Effect of dilutive securities:
Stock options assumed exercised	—	59

Diluted earnings per common share:
Earnings available to common shareholders plus stock options assumed exercised	$1,983	18,877	$0.11

	Earnings (Numerator)	Shares (Denominator)	Per Share Data
Three Months Ended June 30, 2009
Net loss	$(3,292)	—

Basic loss per common share:
Loss available to common shareholders	$(3,292)	18,712	$(0.18)

Effect of dilutive securities:
Stock options assumed exercised	—	—

Diluted loss per common share:
Loss available to common shareholders plus stock options assumed exercised	$(3,292)	18,712	$(0.18)

	Earnings (Numerator)	Shares (Denominator)	Per Share Data
Six Months Ended June 30, 2010
Net earnings	$2,962	—

Basic earnings per common share:
Earnings available to common shareholders	$2,962	18,779	$0.16

Effect of dilutive securities:
Stock options assumed exercised	—	37

Diluted earnings per common share:
Earnings available to common shareholders plus stock options assumed exercised	$2,962	18,816	$0.16

	Earnings (Numerator)	Shares (Denominator)	Per Share Data
Six Months Ended June 30, 2009
Net loss	$(1,193)	—

Basic loss per common share:
Loss available to common shareholders	$(1,193)	18,712	$(0.06)

Effect of dilutive securities:
Stock options assumed exercised	—	—

Diluted loss per common share:
Loss available to common shareholders plus stock options assumed exercised	$(1,193)	18,712	$(0.06)

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Options to purchase 1,470,702 and 2,092,402 shares of common stock at exercise prices ranging from $4.19 to $15.88 per share and $4.00 to $15.88 per share were outstanding during the three and six months ended June 30, 2010, respectively, but were not included in the computation of diluted earnings per share because the adjusted exercise prices of the options based upon the assumed proceeds were greater than the average market price of the shares during that period.

Options to purchase 1,284,918 shares of common stock at exercise prices ranging from $1.65 to $15.88 per share were outstanding during the three and six months ended June 30, 2009, but were not included in the computation of diluted earnings per share because inclusion of these shares would have been antidilutive.

Note 11. Components of Net Periodic Benefit Cost

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Service cost	$—	$—	$—	$—

Interest cost	340	363	679	726
Expected return on plan assets	(285)	(253)	(570)	(506)
Amortization of prior service costs	—	—	—	—
Amortization of net loss	287	306	574	612

Net periodic pension cost	$342	$416	$683	$832

For the six months ended June 30, 2010 and 2009, the Company contributed approximately $1.1 million and $0.2 million, respectively, to the Company’s pension plan. The Company expects to make contributions of $0.7 million to the pension plan during the remainder of 2010.

Note 12. Gulf of Mexico Oil Spill Disaster

In response to the oil spill caused by the Deepwater Horizon oil rig explosion in the Gulf of Mexico in April 2010 and the subsequent temporary and intermittent closures of certain commercial and recreational fishing grounds by the Louisiana Department of Fisheries and Wildlife, the Mississippi Department of Marine Resources and the National Oceanic and Atmospheric Administration (“NOAA”), the Company relocated its nine Moss Point, Mississippi fishing vessels and three carry vessels to fishing grounds on the west side of the Mississippi River Delta in an attempt to minimize vessel downtime and business interruptions. The docking and re-supply areas for the Moss Point fleet were temporarily relocated from the Company’s Moss Point facility to the Company’s Morgan City, Louisiana facility. The Company’s Abbeville, Louisiana facility was also available to provide support as needed. The recent expansions of the closed fishing grounds have required the Company to temporarily redeploy its vessels among its various Gulf facility locations to avoid the restricted areas. The oil spill and fishing ground closures have resulted in the temporary interruption of fish processing at the Moss Point, Mississippi facility. The Company cannot predict how long the interruption will last.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

As a result of this interruption and the oil spill’s estimated impact on the Company’s 2010 Gulf of Mexico fishing season, the Company has recognized losses in the amount of $587,000 for the three and six month periods ended June 30, 2010. The losses were recognized as “Losses resulting from Gulf of Mexico oil spill disaster” in the Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income.

Subsequent to June 30, 2010, the Company filed a claim for damages with BP and also met with BP’s third party claims adjuster. The Company is seeking reimbursement from BP for damages related to lost fish meal and fish oil production as a result of the limitations the Company has experienced in its fishing efforts, including the intermittent closure of fishing grounds, and for additional costs incurred by the Company to mitigate lost fish meal and fish oil production and test its products for possible contamination resulting from the oil spill. To date, the Company has not received any reimbursement or recorded any receivables related to its claim against BP.

Note 13. Hurricane Losses, Insurance Recoveries and Other Proceeds

2008 Hurricane

On September 13, 2008, the Company’s Abbeville and Cameron, Louisiana fish processing facilities were damaged by Hurricane Ike. For the three and six month periods ending June 30, 2010 and 2009, the following amounts were recognized in the Company’s statement of operations:

	Three Months Ended	Six Months Ended
	June 30, 2010
	(in thousands)
State of Louisiana Hurricanes Gustav and Ike Grant	$(117)	$(234)

(Other proceeds) loss resulting from natural disaster, net – 2008 storms	$(117)	$(234)

	Three Months Ended	Six Months Ended
	June 30, 2009
	(in thousands)
Write-off of other materials and supplies	$—	$33
Involuntary conversion of property and equipment	(14)	273
Clean-up costs incurred	—	87

(Other proceeds )loss resulting from natural disaster, net – 2008 storms	$(14)	$393

Not included in the amounts listed in the above table are the replacement capital costs of property and equipment, which did not have any book basis and were destroyed in the hurricane.

See Note 12 in the Company’s Form 10-K for the fiscal year ended December 31, 2009 for additional information.

On February 4, 2010, the Company received a grant of $0.1 million from the State of Louisiana Hurricane Gustav and Ike Fisheries Recovery Program which represented approximately 50% of the total grant. The grant provides assistance for commercial fishing owners impacted by Hurricanes Gustav and Ike in 2008. The remaining $0.1 million was deposited in July 2010. The grant proceeds were recognized as “(Other proceeds) loss resulting from natural disaster, net – 2008 storms” in the Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income in the amounts of $0.1 million and $0.2 million for the three and six months ended June 30, 2010, respectively.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

2005 Hurricanes

During the six month period ended June 30, 2009, the Company received a grant of $2.7 million, net of fees and expenses, from the State of Mississippi. The grant provided assistance for commercial fishing owners impacted by Hurricane Katrina in 2005. The Mississippi grant was recognized as “(Other proceeds) relating to natural disasters, net – 2005 storms” in the Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income for the six months ended June 30, 2009. For the three and six month periods ended June 30, 2009, the following amounts were recognized in the Company’s statement of operations:

	Three Months Ended	Six Months Ended
	June 30, 2009
	(in thousands)
(Other proceeds) relating to natural disasters, net – 2005 storms	$—	$(2,656)

Note 14. Fair Value Disclosures

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

The carrying amounts of cash and cash equivalents, accounts receivables, accounts payable, and accrued expenses approximate fair value because of the short maturity of these items. The carrying amounts of notes payable outstanding under the Company’s loan agreement approximate fair value because the interest rates on these instruments change with market interest rates. At June 30, 2010 and December 31, 2009, the Company had no borrowings under its bank credit facility except for $3.0 million in letters of credit support obligations.

The carrying values and respective fair market values of the Company’s long-term debt are presented below (in thousands). The fair value of the Company’s long-term debt is estimated based on the quoted market prices available to the Company for issuance of similar debt with similar terms at June 30, 2010.

	June 30, 2010	December 31, 2009
Long-term Debt:

Carrying Value	$34,465	$25,920
Estimated Fair Market Value	$35,829	$26,755

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2010 and December 31, 2009. As required by FASB ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	June 30, 2010
	Fair Value Measurements Using			Assets
	Level 1	Level 2	Level 3	(Liabilities) at Fair Value
Assets (Liabilities) (in thousands)
Energy swap asset	$—	$186	$—	$186
Interest rate swap liability	—	—	(1,025)	(1,025)

Total Assets (Liabilities)	$—	$186	$(1,025)	$(839)

	December 31, 2009
	Fair Value Measurements Using			Assets
	Level 1	Level 2	Level 3	(Liabilities) at Fair Value
Assets (Liabilities) (in thousands)
Energy swap asset	$—	$1,166	$—	$1,166
Interest rate swap liability	—	—	(1,251)	(1,251)

Total Assets (Liabilities)	$—	$1,166	$(1,251)	$(85)

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

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The following table provides a reconciliation of all assets and liabilities measured at fair value on a recurring basis which use Level 3, or significant unobservable inputs or significant value drivers for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3 Inputs)
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Beginning balance	$(1,177)	$(1,738)	$(1,251)	$(1,858)

Net loss reclassified into interest expense related to interest rate swap transactions unrealized	(89)	(231)	(274)	(451)
Net change associated with current period interest rate swap transactions realized	241	527	500	867

Ending balance	$(1,025)	$(1,442)	$(1,025)	$(1,442)

Note 15. Shareholder Rights Plan

In June 2010, the Company’s Board of Directors adopted a Shareholder Rights Plan. The Plan is designed to protect the Company from unfair or coercive takeover tactics and to prevent an acquirer from gaining control of the Company without offering a fair price to all shareholders. Pursuant to the Plan, the Board declared a dividend of one Right for each outstanding share of the Company’s Common Stock. Each Right will entitle the holder (except for the 15% acquirer described below) to buy a share of Company Common Stock (or an equivalent) at a 50% discount.

The Rights will trade with the Company’s Common Stock until exercisable. The Rights will not be exercisable until ten days following a public announcement that a person or group has acquired 15% of the Company’s Common Stock or until ten business days after a person or group begins a tender offer that would result in ownership of 15% of the Company’s Common Stock, subject to certain extensions by the Board. In the event that an acquirer becomes a 15% beneficial owner of Common Stock, the Rights “flip in” and become Rights to buy the Company’s Common Stock at a 50% discount, and Rights owned by that acquirer become void.

In the event that the Company is merged and its Common Stock is exchanged or converted, or if 50% or more of the Company’s assets or earnings power is sold or transferred, the Rights “flip over” and entitle the holders to buy shares of the acquiror’s common stock at a 50% discount. A tender or exchange offer for all outstanding shares of the Company’s Common Stock at a price and on terms determined to be fair and otherwise in the best interests of the Company and its shareholders by a majority of the Company’s independent directors will not trigger either the “flip-in” or “flip-over” provisions.

The Rights may be redeemed by the Company for $0.01 per right at any time until ten days following the first public announcement that an acquirer has acquired the level of ownership that triggers the Rights Plan. The Rights extend for 10 years and will expire on June 30, 2020. The distribution of the Rights was made to shareholders of record on July 12, 2010.

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

Forward-looking statements in this Form 10-Q, future filings by the Company with the Securities and Exchange Commission (the “Commission”), the Company’s press releases and oral statements by authorized officers of the Company are intended to be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainty. The Company believes that forward-looking statements made by it are based on reasonable expectations; however, no assurances can be given that actual results will not differ materially from those contained in such forward-looking statements. Forward-looking statements include statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include the words “estimate,” “project,” “anticipate,” “expect,” “predict,” “assume,” “believe,” “could,” “would,” “hope,” “may,” or similar expressions.

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

OMEGA PROTEIN CORPORATION

The Company operates through two primary subsidiaries: Omega Protein, Inc. and Omega Shipyard, Inc. Omega Protein, Inc. is the Company’s principal operating subsidiary for its menhaden processing business and is the successor to a business conducted since 1913. Omega Shipyard, Inc. owns a drydock facility in Moss Point, Mississippi, which is used to provide shoreside maintenance for the Company’s fishing fleet and, subject to outside demand and excess capacity, occasionally for third-party vessels. Revenues from shipyard work for third-party vessels for the three and six month periods ended June 30, 2010 and 2009 were not material. The Company also has a number of other immaterial direct and indirect subsidiaries.

Company Overview

2010 Fishing Information. At June 30, 2010, the Company owned a fleet of 50 fishing vessels and 34 spotter aircraft for use in its fishing operations and also leased additional aircraft where necessary to facilitate operations. During the 2010 fishing season in the Gulf of Mexico, which runs from mid-April through October, the Company is operating 29 fishing and carry vessels and 29 spotter aircraft. The fishing area in the Gulf is generally located along the Gulf Coast, with a concentration off the Louisiana and Mississippi coasts. The fishing season along the Atlantic coast begins in early May and usually extends into December. During the 2010 season, the Company is operating 10 fishing vessels and 8 spotter aircraft along the Mid-Atlantic coast, concentrated primarily in and around Virginia and North Carolina. The remaining fleet of fishing vessels and spotter aircraft are not routinely operated during the fishing season and are back-up to the active fleet, used for other transportation purposes, inactive or in the process of refurbishment in the Company’s shipyard. Historical fish catch results at the end of the second quarter for the past five years are as follows:

	2010	2009	2008	2007	2006
Fish Catch in Tons as of June 30,	166,552	139,136	149,275	155,311	170,985

Fish catch in July 2010 has been materially worse than the fish catch in May and June 2010, due largely to the increase in restricted fishing areas being closed by state and federal regulators. As of August 2, 2010, the Company’s total fish catch (Gulf of Mexico plus Atlantic) was at approximately 75% of the Company’s total 2010 fish catch plan. However, the Company’s Gulf of Mexico fish catch was 46% behind its Gulf of Mexico 2010 fish catch plan. In response to this fish catch shortfall, the Company expects to increase third party purchases of fish meal and oil during the remainder of 2010. To the extent that the Company effects these purchases and fulfills existing forward sales contracts, its revenues will be generally unaffected but the profit margins on those contracts will be substantially reduced or possibly eliminated, resulting in losses. See “- Liquidity and Capital Resources – Use of Capital: Fish Meal and Oil Purchases”.

The Company cautions that, because of the volatility of fish catch generally and the unpredictability of future effects of the oil spill specifically (see below), no projections or extrapolations for the 2010 fishing season or other future fishing season should be made from this data. The Company has historically not reported fish catch data, but is doing so because of the uniqueness of the situation created by the oil spill.

Gulf of Mexico Oil Spill Disaster. In response to the oil spill caused by the Deepwater Horizon oil rig explosion in the Gulf of Mexico in April 2010 and the subsequent temporary and intermittent closures of certain commercial and recreational fishing grounds by the Louisiana Department of Fisheries and Wildlife, the Mississippi Department of Marine Resources and the National Oceanic and Atmospheric Administration (“NOAA”), the Company relocated its nine Moss Point, Mississippi fishing vessels and three carry vessels to fishing grounds on the west side of the Mississippi River Delta in an attempt to minimize vessel downtime and

OMEGA PROTEIN CORPORATION

business interruptions. The docking and re-supply areas for the Moss Point fleet were temporarily relocated from the Company’s Moss Point facility to the Company’s Morgan City, Louisiana facility. The Company’s Abbeville, Louisiana facility was also available to provide support as needed. The recent expansions of the closed fishing grounds have forced the Company to temporarily redeploy its vessels among its various Gulf facility locations to avoid the restricted areas. The oil spill and fishing ground closures have resulted in the temporary interruption of fish processing at the Moss Point, Mississippi facility. The Company cannot predict how long the interruption will last.

Subsequent to June 30, 2010, the Company filed a claim for damages with BP and also met with BP’s third party claims adjuster. The Company is seeking reimbursement from BP for damages related to lost fish meal and fish oil production as a result of the limitations the Company has experienced in its fishing efforts, including the intermittent closure of fishing grounds, and for additional costs incurred by the Company to mitigate lost fish meal and fish oil production and test its products for possible contamination resulting from the oil spill. To date, the Company has not received any reimbursement or recorded any receivables related to its claim against BP.

Sales Contracts. The Company sells a sizeable portion of its products on a two-to-twelve-month forward contract basis with the balance sold on a spot basis through purchase orders. During 2007, 2008 and 2009 approximately 50%, 65% and 50%, respectively, of the Company’s fish meals and crude fish oil had been sold on a forward contract basis prior to those years’ respective fishing season. Prior to the beginning of the Company’s 2010 Gulf of Mexico fishing season on April 19, 2010, approximately 86% and 32% of the Company’s 2010 forecasted fish meal and crude fish oil sales volumes, respectively, had either been sold or sold forward on a contract basis. Due to the Gulf of Mexico oil spill, the Company expects to have a shortfall of the fish meal and oil necessary to fulfill these contracts. Although the Company’s sales contracts generally contain force majeure provisions, the Company expects to purchase fish meal and oil from third parties to supplement its production and seek reimbursement from, or prepayment by, BP for any additional costs associated with those purchases. The Company cannot presently estimate the amount of this shortfall or what prices the Company may be required to pay to purchase such additional fish meal and oil, although it is likely such prices will be higher than the Company’s sales price under its existing forward sales contracts. Historically, the percentage of fish meal and crude fish oil sold on a forward contract basis have fluctuated from year to year based upon perceived market availability and forward price expectations. See “- Liquidity and Capital Resources – Use of Capital: Fish Meal and Oil Purchases”.

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

OMEGA PROTEIN CORPORATION

Revenues by Product. The following table sets forth the Company’s revenues by product (in millions) and the approximate percentage of total revenues represented thereby, for the indicated periods:

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009
	Revenues	Percent	Revenues	Percent	Revenues	Percent	Revenues	Percent

Regular Grade	$6.8	18.8%	$5.5	12.9%	$12.5	18.2%	$11.3	15.7%
Special Select	13.8	38.0	18.5	44.4	27.7	40.4	28.9	40.2
Sea-Lac	2.5	6.9	1.9	4.6	4.8	7.0	4.5	6.3
Crude Oil	8.5	23.4	9.3	22.3	13.8	20.1	14.1	19.6
Refined Oil	3.2	8.8	4.5	10.8	6.5	9.5	9.5	13.2
Fish Solubles	1.5	4.1	2.1	5.0	3.3	4.8	3.6	5.0

Total	$36.3	100.0%	$41.8	100.0%	$68.6	100.0%	$71.9	100.0%

Customers and Marketing. Most of the Company’s marine protein products are sold directly to approximately 250 customers by the Company’s agriproducts sales department, while a smaller amount is sold through independent sales agents. Product inventory was $35.6 million as of June 30, 2010 versus $47.2 million as of December 31, 2009.

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

Occasionally the Company’s fish catch and resultant product inventories are reduced, primarily due to adverse weather conditions, and the Company further expands its purchase and resale of other fish meals and oils (primarily Panamanian, Peruvian and Mexican fish meal and U.S. menhaden fish meal and oil). Although operating margins from these activities are less than the margins typically generated from the Company’s base domestic production, these operations provide the Company with a source of fish meal and oil to sell into other markets, some of which, the Company has not historically had a presence. During 2007, the Company purchased fish oil totaling approximately 5,500 tons, or approximately 9.1% of fish oil sales volume for 2007. The Company did not purchase any fish meal or fish oil during 2008. During 2009, the Company purchased approximately 11,000 tons of menhaden fish meal, or approximately 7.6% of fish meal sales volumes for 2009. During the six months ended June 30, 2010 and 2009, the Company purchased 0 tons and approximately 2,900 tons of fish meal, or 0% and approximately 5.1% of fish meal sales volumes for the same period, respectively.

Due to the Gulf of Mexico oil spill disaster, the Company anticipates that it will purchase fish meal and oil from third parties to supplement its production shortfalls. The Company intends to seek reimbursement from, or prepayment by, BP for any additional costs associated with these purchases. See “- Liquidity and Capital Resources – Use of Capital: Fish Meal and Oil Purchases”.

OMEGA PROTEIN CORPORATION

Hurricane Activity and Damages.

2008 Hurricane Activity

On February 4, 2010, the Company received a grant of $0.1 million from the State of Louisiana Hurricane Gustav and Ike Fisheries Recovery Program which represented approximately 50% of the total grant. The grant provides assistance for commercial fishing owners impacted by Hurricanes Gustav and Ike in 2008. The remaining $0.1 million was deposited in July 2010. The grant proceeds were recognized as “(Other proceeds) loss resulting from natural disaster, net – 2008 storms” in the Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income in the amounts of $0.1 million and $0.2 million for the three and six months ended June 30, 2010, respectively.

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

On August 31, 2007, the Company filed a lawsuit in the District Court of Harris, Texas 295th Judicial District, against its prior insurance broker, Aon Risk Services of Texas, who procured the Company’s property insurance policies for the 2005/2006 policy year, which were the subject of prior litigation as a result of claims relating to Hurricanes Rita and Katrina. The Company’s lawsuit against Aon alleges negligent procurement, negligent misrepresentation, breach of contract and violations of Texas insurance and consumer protection laws. Trial for this matter is scheduled in October 2010.

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

OMEGA PROTEIN CORPORATION

During the first half of 2010, the ratio of fish meal prices to soybean meal prices increased due to higher fish meal prices caused by a tight supply of fish meal globally. It is possible that this ratio could return to a normal range in the second half of 2010.

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

The Company monitors regulations which affect fish meal and fish oil in the United States and in those foreign jurisdictions where it sells its products. To date, such regulations have not had a material adverse effect on the Company’s business, but it is possible they may do so in the future.

Critical Accounting Policies and Estimates

The methods, estimates and judgments used in applying the Company’s critical accounting policies has a significant impact on the results reported in the Consolidated Financial Statements. The SEC has defined the

OMEGA PROTEIN CORPORATION

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

For all financial statement periods presented, there have been no material modifications to the application of these critical accounting policies.

Results of Operations

The following table sets forth as a percentage of revenues, certain items of the Company’s results of operations for each of the indicated periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	75.6	101.2	78.4	92.6

Gross profit (loss)	24.4	(1.2)	21.6	7.4
Selling, general and administrative expense	10.9	7.4	10.5	9.1
Research and development expense	1.4	0.8	1.4	0.9
Losses resulting from Gulf of Mexico oil spill disaster	1.6	—	0.9	—
(Other proceeds) loss resulting from natural disaster, net – 2008 storms	(0.3)	—	(0.3)	0.5
(Other proceeds) relating to natural disaster, net – 2005 storms	—	—	—	(3.7)
Loss (gain) on disposal of assets	0.4	—	0.3	—

Operating income (loss)	10.4	(9.4)	8.8	0.6
Interest income	—	0.1	—	0.2
Interest expense	(1.7)	(2.1)	(1.8)	(2.5)
Other expense, net	(0.1)	(0.3)	(0.3)	(0.3)

Income (loss) before income taxes	8.6	(11.7)	6.7	(2.0)
Provision (benefit) for income taxes	3.2	(3.8)	2.3	(0.4)

Net income (loss)	5.4%	(7.9%)	4.4%	(1.6%)

Interim Results for the Second Quarters ended June 30, 2010 and June 30, 2009

Revenues. Revenues decreased $5.5 million, or 13.1%, from $41.8 million for the three months ended June 30, 2009 to $36.3 million for the three months ended June 30, 2010. The decrease in revenues was due to

OMEGA PROTEIN CORPORATION

lower sales volumes of 38.4% and 23.0% for the Company’s fish meal and fish oil, respectively, which was partially offset by higher sales prices of 45.3% and 9.5% for the Company’s fish meal and fish oil, respectively. Considering fish meal, fish oil and fish solubles sales activities in total, the Company experienced a $15.7 million decrease in revenues due to the decline in sales volumes and a $10.2 million increase in revenue caused by increased sales prices, when comparing the three months ended June 30, 2010 to the three months ended June 30, 2009. The decrease in sales volumes from the second quarter of 2009 is partially due to the Company beginning 2010 with less fish meal and fish oil inventory as compared to the beginning of 2009. The increase in fish meal prices in the second quarter of 2010 is due to a global tightening of fish meal availability experienced during the first half of 2010.

Cost of sales. Cost of sales, including depreciation and amortization, for the quarter ended June 30, 2010 was $27.4 million, a $14.8 million decrease, or 35.1%, when compared to the quarter ended June 30, 2009. Cost of sales as a percentage of revenues was 75.6% for the quarter ended June 30, 2010 as compared to 101.2% for the quarter ended June 30, 2009. The decrease in cost of sales as a percentage of revenue was primarily due to the increase in fish meal and fish oil sales prices.

Gross profit (loss). Gross profit increased $9.4 million from a gross loss of $0.5 million for the quarter ended June 30, 2009 to a gross profit $8.9 million for the quarter ended June 30, 2010. Gross profit (loss) as a percentage of revenue was 24.4% for the quarter ended June 30, 2010 as compared to (1.2%) for the quarter ended June 30, 2009. The increase in gross profit as a percentage of revenue was primarily due the increase in fish meal and fish oil sales prices, as discussed above. The Company’s expected shortfall of fish oil and meal necessary to fulfill existing forward-sale contracts due to the oil spill may require the Company to purchase such fish oil and meal from third parties, which may substantially reduce or possibly eliminate the Company’s margins, resulting in losses. See “- Liquidity and Capital Resources – Use of Capital: Fish meal and oil purchases”.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $0.9 million, or 27.3%, from $3.1 million for the quarter ended June 30, 2009 to $4.0 million for the quarter ended June 30, 2010. The increase in selling, general and administrative expenses is mainly due to increased costs associated with employee compensation. Specifically, share based compensation in the current quarter increased $0.3 million as compared to the prior year quarter due to 2010 stock option grants.

Research and development expenses. Research and development expenses were $0.5 million and $0.3 million for the quarters ended June 30, 2010 and 2009, respectively.

Losses resulting from Gulf of Mexico oil spill disaster. During the quarter ended June 30, 2010, the Company incurred losses to its unallocated inventory cost pool of $0.6 million due to costs incurred that were not able to be allocated to production as a result of intermittent plant and fishing grounds closures. No such losses occurred during the quarter ended June 30, 2009.

(Other proceeds) loss resulting from natural disaster, net—2008 storms. For the three months ended June 30, 2009, the Company incurred a gain of $14,000 relating to damages incurred at its Abbeville and Cameron, Louisiana, fish processing facilities related to Hurricane Ike. For the three months ended June 30, 2010, the Company recognized a gain of $117,000 related to a grant from the State of Louisiana Hurricane Gustav and Ike Fisheries Recovery Program. This amount represents the second half of the total grant received in 2010.

Loss (gain) on disposal of assets. The loss on disposal of assets was $152,000 and $16,000 for the three months ended June 30, 2010 and 2009, respectively. The losses relates to the disposal of miscellaneous plant assets in the ordinary course of business.

OMEGA PROTEIN CORPORATION

Operating income (loss). As a result of the factors discussed above, the Company’s operating income increased $7.7 million from an operating loss of $3.9 million for the quarter ended June 30, 2009 to operating income of $3.8 million for the quarter ended June 30, 2010. As a percentage of revenues, operating income (loss) increased from a loss of 9.4% for the quarter ended June 30, 2009 to income of 10.4% for the quarter ended June 30, 2010.

Interest income. Interest income decreased by $45,000 from $49,000 for the three months ended June 30, 2009 to $4,000 for the three months ended June 30, 2010. The decrease was primarily due to the decreased cash balance upon which interest is earned during the quarter ended June 30, 2010 as compared to the quarter ended June 30, 2009.

Interest expense. Interest expense decreased $0.3 million, or 30.3%, from $0.9 million for the quarter ended June 30, 2009 to $0.6 million for the quarter ended June 30, 2010. The decrease in interest expense is primarily due to the decreased debt balance associated with the Company repaying its term loan in September and October 2009. This decrease was partially offset by a decrease in capitalized interest, which is netted against interest expense, for the current quarter which was less than the prior year quarter due to the completion of certain capital projects.

Other expense, net. Other expense, net was $0.1 million for the quarters ended June 30, 2010 and 2009.

Provision (benefit) for income taxes. The Company recorded a $1.1 million provision for income taxes for the quarter ended June 30, 2010 representing an effective tax rate of 35.9% for income taxes compared to 32.6% for the quarter ended June 30, 2009. The increase in the effective tax rate is primarily a result of the impact of certain nondeductible items and the increased level of expected book income. The Company believes that it is more probable than not that the recorded estimated deferred tax asset benefits and state operating loss carry-forwards will be realized except for the amount for which a valuation allowance has been provided. The statutory tax rate of 34% for U.S. federal taxes was in effect for the three month periods ended June 30, 2010 and 2009.

Interim Results for the Six Months ended June 30, 2010 and June 30, 2009

Revenues. Revenues decreased $3.3 million, or 4.7%, from $71.9 million for the six months ended June 30, 2009 to $68.6 million for the six months ended June 30, 2010. The decrease in revenues was due to lower sales volumes of 23.9% and 2.8% for the Company’s fish meal and fish oil, respectively, and lower sales prices of 11.7% for the Company’s fish oil which was partially offset by higher sales prices of 32.3% for the Company’s fish meal. Considering fish meal, fish oil and fish solubles sales activities in total, the Company experienced a $13.7 million decrease in revenues due to the decline in sales volumes and a $10.4 million increase in revenue caused by increased sales prices, when comparing the six months ended June 30, 2010 to the six months ended June 30, 2009. The decrease in sales volumes from the first six months of 2009 is partially due to the Company beginning 2010 with less fish meal and fish oil inventory as compared to the beginning of 2009. The increase in fish meal prices in the first six months of 2010 is due to a global tightening of fish meal availability experienced during the first half of 2010.

Cost of sales. Cost of sales, including depreciation and amortization, for the six months ended June 30, 2010 was $53.7 million, a $12.9 million decrease, or 19.3%, as compared to the six months ended June 30, 2009. Cost of sales as a percentage of revenues was 78.4% for the six months ended June 30, 2010 as compared to 92.6% for the six months ended June 30, 2009. The decrease in cost of sales as a percentage of revenue was primarily due to the increase in fish meal sales prices.

OMEGA PROTEIN CORPORATION

Gross profit (loss). Gross profit increased $9.5 million from $5.3 million for the six months ended June 30, 2009 to $14.8 million for the six months ended June 30, 2010. Gross profit as a percentage of revenue was 21.6% for the six months ended June 30, 2010 as compared to 7.4% for the six months ended June 30, 2009. The increase in gross profit as a percentage of revenue was primarily due the increase in fish meal sales prices, as discussed above. The Company’s expected shortfall of fish oil and meal necessary to fulfill existing forward-sale contracts due to the oil spill may require the Company to purchase such fish oil and meal from third parties, which may substantially reduce or possibly eliminate the Company’s margins, resulting in losses. See “- Liquidity and Capital Resources – Use of Capital: Fish meal and oil purchases”.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $0.7 million, or 10.9%, from $6.5 million for the six months ended June 30, 2009 to $7.2 million for the six months ended June 30, 2010. The increase in selling, general and administrative expenses is primarily due to increased costs associated with employee compensation. Specifically, share based compensation for the six months ended June 30, 2010 increased $0.5 million as compared to the six months ended June 30, 2009 due to 2010 stock option grants.

Research and development expenses. Research and development expenses were $0.9 million and $0.7 million for the quarters ended June 30, 2010 and 2009, respectively.

Losses resulting from Gulf of Mexico oil spill disaster. During the six months ended June 30, 2010, the Company incurred losses to its unallocated inventory cost pool of $0.6 million due to costs incurred that were not able to be allocated to production as a result of intermittent plant and fishing grounds closures. No such losses occurred during the six months ended June 30, 2009.

(Other proceeds) loss resulting from natural disaster, net—2008 storms. For the six months ended June 30, 2009, the Company incurred a loss of $0.4 million related to damages incurred at its Abbeville and Cameron, Louisiana, fish processing facilities related to Hurricane Ike. The losses relate to clean up costs incurred and changes in estimated impairment costs of damaged fixed assets during the six month period ended June 30, 2009. For the six months ended June 30, 2010, the Company recognized a gain of $0.2 million related to a grant from the State of Louisiana Hurricane Gustav and Ike Fisheries Recovery Program. This amount represents the total grant expected to be received in 2010.

(Other proceeds) relating to natural disaster, net —2005 storms. For the six months ended June 30, 2009, the Company received a federal hurricane assistance grant of $2.7 million from the State of Mississippi, net of fees, related to the impact of Hurricane Katrina on the Company.

Loss (gain) on disposal of assets. The loss on disposal of assets was $0.3 million for the six months ended June 30, 2010. The loss primarily relates to two decommissioned fishing vessels which were sold as scrap. For the six months ended June 30, 2009, the Company recognized a gain of $2,000 relating to the disposal of miscellaneous plant assets in the ordinary course of business.

Operating income (loss). As a result of the factors discussed above, the Company’s operating income increased $5.7 million from $0.4 million for the six months ended June 30, 2009 to $6.1 million for the six months ended June 30, 2010. As a percentage of revenues, operating income increased from 0.6% for the six months ended June 30, 2009 to 8.8% for the six months ended June 30, 2010.

Interest income. Interest income decreased by $126,000 from $132,000 for the six months ended June 30, 2009 to $6,000 for the six months ended June 30, 2010. The decrease was primarily due to the decreased cash balance upon which interest is earned during the six months ended June 30, 2010 as compared to the six months ended June 30, 2009.

OMEGA PROTEIN CORPORATION

Interest expense. Interest expense decreased $0.5 million, or 29.2%, from $1.8 million for the six months ended June 30, 2009 to $1.3 million for the six months ended June 30, 2010. The decrease in interest expense is primarily due to the decreased debt balance associated with the Company repaying its bank term loan in September and October 2009. This decrease was partially offset by a decrease in capitalized interest, which is netted against interest expense, for the current six month period which was less than the prior year six month period due to the completion of certain capital projects.

Other expense, net. Other expense, net was $0.2 million for the six months ended June 30, 2010 and 2009.

Provision (benefit) for income taxes. The Company recorded a $1.7 million provision for income taxes for the six months ended June 30, 2010 representing an effective tax rate of 36.0% for income taxes compared to 18.9% for the six months ended June 30, 2009. The increase in the effective tax rate is primarily a result of the impact of certain nondeductible items and the increased level of expected book income. The Company believes that it is more probable than not that the recorded estimated deferred tax asset benefits and state operating loss carry-forwards will be realized except for the amount for which a valuation allowance has been provided. The statutory tax rate of 34% for U.S. federal taxes was in effect for the six month periods ended June 30, 2010 and 2009.

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

At June 30, 2010, the Company had an unrestricted cash balance of $8.5 million, up $6.3 million from December 31, 2009. This increase was primarily due to operations and proceeds from a Title XI term loan of $10 million, partially offset by debt payments, capital spending and spending related to the 2010 fishing season. The Company’s annual revenues and its resulting liquidity are highly dependent on annual fish catch, production yields, selling prices for its products and inventories available for sale. The Company’s selling prices for its products increased 16.2% for the six months ended June 30, 2010 as compared to fiscal year 2009.

OMEGA PROTEIN CORPORATION

The aggregate amount of the Company’s outstanding indebtedness at June 30, 2010 was approximately $34.5 million compared to approximately $25.9 million at December 31, 2009. The Company has an increasingly leveraged financial structure which could limit its financial flexibility. In particular, the Company will be required to use a portion of its cash flows to pay principal and interest on its debt, which will reduce the amount of money the Company has for operations, capital expenditures, expansion, acquisitions or general corporate or other business activities. In addition, the covenants contained in the Company’s debt agreements limit its ability to borrow money in the future for acquisitions, capital expenditures or to meet the Company’s operating expenses or other general corporate obligations. See “Risk Factors - The Company has a moderate amount of indebtedness, which may adversely affect its ability to operate its business, remain in compliance with debt covenants and make payments on its debt” in the Company’s 2009 Form 10-K

Source of Capital: Operations

Net cash flow provided by operating activities decreased from approximately $19.1 million for the six month period ended June 30, 2009 to $5.0 million for the six month period ended June 30, 2010. The decrease in operating cash flow is primarily attributable to changes in inventory, receivables, and accrued liabilities. Specifically, the decrease in operating cash flow related to changes in receivables is due to a large amount of export sales that were classified as receivables as of December 31, 2008 and subsequently collected during the six months ended June 30, 2009. Additionally, sales volumes of inventory were greater for the six months ended June 30, 2009 as compared to June 30, 2010 which resulted in decreased cash flow provided by operations for 2010 as compared to 2009.

Source of Capital: Debt

Net financing activities provided (used) cash of $8.7 million and ($4.3) million during the six month periods ended June 30, 2010 and 2009, respectively. The six month period ended June 30, 2010 included $10.0 million in proceeds from a Title XI term loan, $1.6 million in debt and capital lease principal payments and $0.4 million in proceeds and tax effects received from stock options exercised. The six month period ended June 30, 2009 included $4.3 million in debt and capital lease principal payments.

On December 1, 2005, pursuant to the Title XI program, the United States Department of Commerce Fisheries Finance Program (the “FFP”) approved a second financing application made by the Company in the amount of $16.4 million (the “Second Approval Letter”). In May 2006, the Company submitted a $6.3 million financing request under the Second Approval Letter. The Company closed on the $6.3 million FFP loan in the first quarter of 2007. In September 2009, the Company submitted a $10.0 million financing request under the remaining Second Approval Letter. The Company closed on the $10.0 million financing request on June 1, 2010. As of June 30, 2010, the Company had approximately $34.5 million of borrowings outstanding under Title XI and was in compliance with all of the covenants contained therein.

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

OMEGA PROTEIN CORPORATION

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

As of June 30, 2010, the Company had no amounts outstanding under the Loan Agreement and approximately $3.0 million in letters of credit issued primarily in support of worker’s compensation insurance programs. The Company has no off-balance sheet arrangements other than normal operating leases and standby letters of credit.

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

As of June 30, 2010, the Company was in compliance with all covenants under the Loan Agreement. For a more detailed description of the Loan Agreement, see the Company’s current report on Form 8-K filed with the SEC on October 23, 2009.

OMEGA PROTEIN CORPORATION

Use of Capital: Operations

Net investing activities used cash of $7.4 million and $2.5 million for the six month periods ended June 30, 2010 and 2009, respectively. The Company’s investing activities consist mainly of capital expenditures for equipment purchases, replacements, vessel refurbishments, and fish oil refining processes. The Company made capital expenditures of approximately $7.5 million and $12.7 million, for the six month periods ended June 30, 2010 and 2009, respectively. The Company anticipates making an additional $7.5 million in capital expenditures during the remainder of 2010 primarily for the refurbishment of vessels and plant assets and for the repair of certain equipment. Investing activities for the six month period ended June 30, 2010 also includes the receipt of a grant of $0.1 million from the State of Louisiana related to the impacts of Hurricanes Gustav and Ike. Investing activities for the six month period ended June 30, 2009 also includes the receipt of a grant of $2.7 million, net of fees and expenses, related to the impact of Hurricane Katrina, from the State of Mississippi, and the receipt of $7.5 million in proceeds from insurance companies relating to Hurricane Ike.

Use of Capital: Acquisitions

The Company from time to time considers potential transactions including, but not limited to, enhancement of physical facilities to improve production capabilities and the acquisition of other businesses. Certain of the potential transactions reviewed by the Company would, if completed, result in its entering new lines of business (generally including certain businesses to which the Company sells its products such as pet food manufacturers, aquaculture feed manufacturers, fertilizer companies and organic foods manufacturers and distributors), although historically, reviewed opportunities have been generally related in some manner to the Company’s existing operations or which would have added new protein products to the Company’s product lines. Although the Company does not budget for acquisitions and, as of the date hereof, does not have any commitment with respect to a material acquisition, it could enter into such agreement in the future. Depending on the size of the acquisition, the Company would expect to finance the transaction using internally generated cash flows and its current credit agreements, or, if necessary, equity or debt financings. The Company cannot assure that such financings will be available on acceptable terms, if at all.

Use of Capital: Contractual Obligations

The following tables aggregate information about the Company’s contractual cash obligations and other commercial commitments (in thousands) as of June 30, 2010:

	Payments Due by Period
Contractual Cash Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years

Long Term Debt	$34,465	$2,859	$6,137	$5,936	$19,533
Capital lease obligation	1,463	406	1,049	8	—
Interest on long term debt and capital lease obligation	14,154	2,364	3,821	2,864	5,105
Operating lease obligations	8,641	2,116	3,826	2,337	362
Pension Funding	12,035	1,550	3,768	3,585	3,132
Energy Commitments (1)	164	164	—	—	—

Total Contractual Cash Obligations	$70,922	$9,459	$18,601	$14,730	$28,132

(1)

As of June 30, 2010, the Company has entered into purchase commitments of approximately $0.2 million related to natural gas basis contracts that will be delivered in quantities expected to be used in the normal course of business during the remainder of the 2010 fishing season.

OMEGA PROTEIN CORPORATION

There have been no significant changes to the Company’s contractual cash obligations during the quarterly period ending June 30, 2010.

Use of Capital: Fish Meal and Oil Purchases

Due to the Gulf of Mexico oil spill, the Company expects to have a shortfall of the fish oil and meal necessary to fulfill its existing forward-sale contracts, as well as other possible customer demands. The Company cannot estimate the amount of this shortfall or what prices the Company may be required to pay to purchase such additional fish meal and oil, although it is likely such prices will be higher than the Company’s sales price under its existing forward sales contracts. The Company expects to purchase fish meal and oil from third parties to supplement its production and seek reimbursement from, or prepayment by, BP for any additional costs associated with those purchases. To the extent that the Company effects these purchases and fulfills existing forward sales contracts, its revenues will be generally unaffected but the profit margins on those contracts will be substantially reduced or possibly eliminated, resulting in losses.

The Company has met with BP representatives regarding its need to purchase additional fish meal and fish oil but cannot predict how the timing of the resolution of this issue will affect the Company’s liquidity. If BP were to make advance payments in sufficient amounts to the Company, or were to fund the Company’s fish meal and oil purchases directly, then the Company’s liquidity position would likely be materially unaffected. However, if the Company were to have to utilize its own cash on hand or its credit facility to fund these purchases, its cash on hand and liquidity would decrease and its leverage would increase. This lower liquidity and increased leverage position would likely continue until the issue of BP’s reimbursement had been resolved. The Company cautions that the amount, if any, of any reimbursements by BP are uncertain, and the timing of any such reimbursements are also uncertain.

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

OMEGA PROTEIN CORPORATION

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

On August 31, 2007, the Company filed a lawsuit in the District Court of Harris, Texas 295th Judicial District, against its prior insurance broker, Aon Risk Services of Texas, who procured the Company’s property insurance policies for the 2005/2006 policy year, which were the subject of prior litigation as a result of claims relating to Hurricanes Rita and Katrina. The Company’s lawsuit against Aon alleges negligent procurement, negligent misrepresentation, breach of contract and violations of Texas insurance and consumer protection laws. Trial for this matter is scheduled for October 2010.

In April 2010, the Company received a request for information pursuant to Section 308 of the Federal Water Pollution Control Act (Clean Water Act) from Region 3 of the United States Environmental Protection Agency (the “EPA”) concerning the Company’s wastewater practices used in its fishing operations at its Reedville, Virginia facility. The Company is cooperating fully in responding to the request. The Company cannot predict the outcome of the EPA’s review.

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

For example, in response to the oil spill caused by the Deepwater Horizon oil rig explosion in the Gulf of Mexico in April 2010 and the subsequent temporary and intermittent closures of certain commercial and recreational fishing grounds by the Louisiana Department of Fisheries and Wildlife, the Mississippi Department of Marine Resources and the National Oceanic and Atmospheric Administration (“NOAA”), the Company relocated its nine Moss Point, Mississippi fishing vessels and three carry vessels to fishing grounds on the west side of the Mississippi River Delta in an attempt to minimize vessel downtime and business interruptions. The docking and re-supply areas for the Moss Point fleet were temporarily relocated

OMEGA PROTEIN CORPORATION

from the Company’s Moss Point facility to the Company’s Morgan City, Louisiana facility. The Company’s Abbeville, Louisiana facility was also available to provide support as needed. More recent expansions of fishing grounds that have been temporarily closed have forced the Company to temporarily redeploy its vessels among its various Gulf facility locations to avoid the restricted areas. The oil spill and fishing ground closures have also resulted in the temporary interruption of fish processing at the Moss Point, Mississippi facility.

The Company cannot predict what effect the oil spill, the Company’s response plan or the fisheries partial closure, will have on its fish catch, processing efficiency or customer perceptions about its products. The Company’s present concentration of operations in Louisiana and the reduction from three operating plants to two may also temporarily make the Company more susceptible to the risk of hurricanes and other adverse weather conditions.

The Company cannot predict with any certainty: (1) the possibility that the oil spill or its effects may worsen materially, causing further restrictions on commercial fishing to be implemented, (2) the effect of the oil spill on the Company’s business operations and fish-catch, both short-term and long-term, (3) the effect of government intervention in connection with the oil spill, including without limitation, any restrictions that may be imposed on fishing, navigation and access to the Company’s facilities or restrictions on the sale of marine proteins produced from the Gulf of Mexico, (4) the disruption and inefficiencies caused by the Company’s response plan on its operations, (5) the effect of the oil spill, short-term and long-term, on the menhaden fishery or ecosystem supporting that fishery, (6) customer perceptions about marine products from the Gulf of Mexico or the United States due to concerns about contamination or availability, and (7) the amount of any reimbursement from BP for damages caused by the Deepwater Horizon oil spill that is ultimately received by the Company.

Provisions of the Company’s Articles of Incorporation and Bylaws, as well as Nevada and federal law and the Company’s Shareholder Rights Plan could delay or prevent corporate takeovers and could prevent stockholders from realizing a premium on their investment. Certain provisions of the Company’s Articles of Incorporation, Bylaws, the Company’s Shareholder Rights Plan, as well as the Nevada Corporation Law, could delay or frustrate the removal of incumbent directors and could make difficult a merger, tender offer or proxy contest involving the Company, even if such events could be viewed as beneficial by its stockholders. The Company’s Board of Directors is empowered to issue preferred stock in one or more series without stockholder action and did so in connection with the implementation of the Shareholder Rights Plan described below. Any issuance of this blank-check preferred stock could materially limit the rights of holders of the Company’s common stock and render more difficult or discourage an attempt to obtain control of the Company by means of a tender offer, merger, proxy contest or otherwise. In addition, the Articles of Incorporation and Bylaws contain a number of provisions which could impede a takeover or change in control of the Company, including, among other things, staggered terms for members of its Board of Directors, the requiring of two-thirds vote of stockholders to amend certain provisions of the Articles of Incorporation or the inability to take action by written consent or to call special stockholder meetings. Certain provisions of the Nevada Corporation Law could also discourage takeover attempts that have not been approved by the Company’s Board of Directors. In addition, federal law requires that at least 75% of the Company’s outstanding capital stock be owned by U.S. citizens which will discourage takeover attempts by potential foreign purchasers.

In June 2010, the Company’s Board of Directors adopted a Shareholder Rights Plan, pursuant to which rights were distributed to our stockholders at a rate of one right for each share of common stock held of record as of July 12, 2010. The Shareholder Rights Plan is designed to enhance the Board’s ability to prevent an acquirer from depriving stockholders of the long-term value of their investment and to protect

OMEGA PROTEIN CORPORATION

stockholders against attempts to acquire the Company by means of unfair or abusive takeover tactics. However, the existence of the Shareholder Rights Plan may impede a takeover not supported by the Board, including a takeover that may be desired by a majority of the Company’s stockholders or involving a premium over the prevailing stock price.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Removed and Reserved

Item 5.    Other Information

None.

Item 6.    Exhibits

Exhibit No.	Description of Exhibit

4.1	Rights Agreement dated as of June 30, 2010 between Omega Protein Corporation and American Stock Transfer & Trust Company, LLC, as Rights Agent, which includes as Exhibit A the form of Certificate of Designations of Series A Junior Participating Preferred Stock setting forth the terms of the Preferred Stock, as Exhibit B the form of Rights Certificate and as Exhibit C the Summary of Rights to Purchase Preferred Stock. Pursuant to the Rights Agreement, Rights Certificates will not be mailed until after the Distribution Date (as defined in the Rights Agreement) (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on July 1, 2010).

10.1	Letter Agreement between Omega Protein Corporation and Bret Scholtes dated April 15, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on April 30, 2010).

10.2	Approval Letter dated as of November 5, 2009 by Omega Protein, Inc., Omega Protein Corporation and United States Department of Commerce, acting by National Oceanic and Atmospheric Administration, National Marine Fisheries Service (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on June 1, 2010).

10.3	Correction Deed of Trust made by Omega Protein, Inc. dated March 11, 2010 for the benefit of the United States of America (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on June 1, 2010).

OMEGA PROTEIN CORPORATION

10.4	Corrected Promissory Note of Omega Protein, Inc. to the United States of America dated May 25, 2010 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on June 1, 2010).

10.5	Security Agreement dated March 9, 2010 between Omega Protein, Inc. and the United States of America (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed with the SEC on June 1, 2010).

10.6	Title XI Financial Agreement dated May 25, 2010 between Omega Protein, Inc., Omega Protein Corporation and the United States of America (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed with the SEC on June 1, 2010).

10.7	Guaranty Agreement dated May 25, 2010 of Omega Protein, Inc. in favor of the United States of America (incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed with the SEC on June 1, 2010).

10.8	Certification and Indemnification Agreement Regarding Environmental Matters dated May 25, 2010 between Omega Protein, Inc. and the United States of America (incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K filed with the SEC on June 1, 2010).

10.9	Preferred Ship Mortgage dated May 25, 2010 by Omega Protein, Inc., in favor of the United States of America (incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K filed with the SEC on June 1, 2010).

10.10	Subordination Agreement dated March 11, 2010 between Wells Fargo Bank, N.A., and the United States of America (incorporated by reference to Exhibit 10.9 to the Company’s Form 8-K filed with the SEC on June 1, 2010).

31.1	Rule 13a-14(a)/15d-14(a) Certification for Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification for Chief Financial Officer.

32.1	Section 1350 Certification for Chief Executive Officer.

32.2	Section 1350 Certification for Chief Financial Officer.

OMEGA PROTEIN CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMEGA PROTEIN CORPORATION
(Registrant)

August 5, 2010	By:	/s/ ROBERT W. STOCKTON
(Executive Vice President, Chief Financial Officer)