Form 10-Q
period 2010-09-30
OMEGA PROTEIN CORP
filed 2010-11-04
CIK 1053650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Number of shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, on November 1, 2010: 18,819,278.

OMEGA PROTEIN CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements and Notes

	Unaudited Condensed Consolidated Balance Sheet as of September 30, 2010 and December 31, 2009	3
	Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income for the three months and nine months ended September 30, 2010 and 2009	4
	Unaudited Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2010 and 2009	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38

Item 4.	Controls and Procedures	38

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	39

Item 1A.	Risk Factors	40

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 3.	Defaults Upon Senior Securities	41

Item 4.	Removed and Reserved	41

Item 5.	Other Information	41

Item 6.	Exhibits	41

Signatures		42

OMEGA PROTEIN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

(Dollars in thousands)

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements and Notes

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$19,455	$2,177
Receivables, net	17,901	11,225
Inventories	70,895	63,826
Deferred tax asset, net	5,539	3,426
Prepaid expenses and other current assets	3,362	3,235

Total current assets	117,152	83,889

Other assets, net	2,860	3,301
Energy swap asset, net of current portion	58	229
Property, plant and equipment, net	111,012	110,625

Total assets	$231,082	$198,044

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$2,894	$2,380
Current portion of capital lease obligation	412	369
Accounts payable	1,027	2,392
Accrued liabilities	26,026	16,952

Total current liabilities	30,359	22,093
Long-term debt, net of current maturities	31,075	23,540
Capital lease obligation, net of current portion	943	1,265
Interest rate swap liability, net of current portion	223	395
Deferred tax liability, net	11,995	4,540
Pension liabilities, net	7,884	9,185

Total liabilities	82,479	61,018

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 authorized shares; none issued	—	—
Common Stock, $0.01 par value; 80,000,000 authorized shares; 18,819,278 and 18,727,446 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	188	187
Capital in excess of par value	116,341	114,772
Retained earnings	39,745	29,813
Accumulated other comprehensive loss	(7,671)	(7,746)

Total stockholders’ equity	148,603	137,026

Total liabilities and stockholders’ equity	$231,082	$198,044

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OMEGA PROTEIN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues	$56,014	$49,940	$124,571	$121,848
Cost of sales	40,742	48,678	94,461	115,267

Gross profit	15,272	1,262	30,110	6,581

Selling, general, and administrative expense	3,603	3,041	10,825	9,554
Research and development expense	415	365	1,349	1,047
Losses (proceeds) resulting from Gulf of Mexico oil spill disaster, net of recoveries	(587)	—	—	—
(Other proceeds) loss resulting from natural disaster, net – 2008 storms	—	(1)	(234)	392
Other proceeds relating to natural disaster, net – 2005 storms	—	—	—	(2,656)
(Gain) loss on disposal of assets	(15)	100	253	98

Operating income (loss)	11,856	(2,243)	17,917	(1,854)
Interest income	22	36	28	168
Interest expense	(676)	(2,269)	(1,934)	(4,046)
Other expense, net	(143)	(82)	(321)	(296)

Income (loss) before income taxes	11,059	(4,558)	15,690	(6,028)
Provision (benefit) for income taxes	4,089	(1,738)	5,758	(2,015)

Net income (loss)	6,970	(2,820)	9,932	(4,013)

Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax expense of $0, $0, $0 and $13, respectively	—	—	—	25

Energy swap adjustment, net of tax expense (benefit) of $79, ($113), ($254) and $169, respectively	153	(220)	(493)	328
Interest rate swap adjustment, net of tax expense of $0, $490, $0 and $632, respectively	—	952	—	1,226
Pension benefits adjustment, net of tax expense of $98, $104, $293 and $313, respectively	190	202	568	606

Comprehensive income (loss)	$7,313	$(1,886)	$10,007	$(1,828)

Basic earnings (loss) per share	$0.37	$(0.15)	$0.53	$(0.21)

Weighted average common shares outstanding	18,819	18,712	18,792	18,712

Diluted earnings (loss) per share	$0.37	$(0.15)	$0.53	$(0.21)

Weighted average common shares and potential common share equivalents outstanding	18,929	18,712	18,852	18,712

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OMEGA PROTEIN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in thousands)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$9,932	$(4,013)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,003	10,057
(Other proceeds) loss resulting from natural disaster, net – 2008 storms	(234)	273
Other proceeds relating to natural disaster, net – 2005 storms	—	(2,656)
Loss on disposal of assets	253	98
Provisions for losses on receivables	36	36
Share based compensation	1,216	548
Deferred income taxes	5,596	(1,872)
Changes in assets and liabilities:
Receivables	(6,323)	12,019
Inventories	(7,069)	(965)
Prepaid expenses and other current assets	(1,093)	(1,543)
Other assets	(590)	(1,348)
Accounts payable	(1,365)	744
Accrued liabilities	8,902	12,367
Pension liability, net	(732)	532

Total adjustments	9,600	28,290

Net cash provided by operating activities	19,532	24,277

Cash flows from investing activities:
Proceeds from insurance companies and grants, hurricanes	234	10,156
Proceeds from disposition of assets	50	49
Capital expenditures	(10,662)	(15,198)

Net cash used in investing activities	(10,378)	(4,993)

Cash flows from financing activities:
Principal payments of long-term debt	(1,951)	(21,177)
Principal payments of capital lease obligation	(279)	(219)
Proceeds from long-term debt	10,000	—
Proceeds from stock options exercised	307	—
Tax effect of stock options exercised	47	—

Net cash provided by (used in) financing activities	8,124	(21,396)

Effect of exchange rate changes on cash and cash equivalents	—	25

Net increase (decrease) in cash and cash equivalents	17,278	(2,087)
Cash and cash equivalents at beginning of year	2,177	13,995

Cash and cash equivalents at end of period	$19,455	$11,908

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

In the opinion of management the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the Company’s consolidated financial position as of September 30, 2010, and the results of its operations for the three and nine month periods ended September 30, 2010 and 2009 and its cash flows for the nine month periods ended September 30, 2010 and 2009. Operating results are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The Company has reclassified cash flows from receivables of $389,000 to prepaid expenses and other current assets on the Consolidated Statement of Cash Flows for the nine months ended September 30, 2009 to conform with the presentation for the nine months ended September 30, 2010.

Gulf of Mexico Oil Spill Disaster

In response to the oil spill caused by the Deepwater Horizon oil rig explosion in the Gulf of Mexico in April 2010 and the subsequent temporary and intermittent closures of certain commercial and recreational fishing grounds by the Louisiana Department of Fisheries and Wildlife, the Mississippi Department of Marine Resources and the National Oceanic and Atmospheric Administration (“NOAA”), the Company temporarily relocated its nine Moss Point, Mississippi fishing vessels and three carry vessels to fishing grounds on the west side of the Mississippi River Delta in an attempt to minimize vessel downtime and business interruptions. The docking and re-supply areas for the Moss Point fleet were temporarily relocated from the Company’s Moss Point facility to the Company’s Morgan City, Louisiana facility. The Company’s Abbeville, Louisiana facility was also available to provide support as needed. The Moss Point fleet returned to its home port in early July 2010 due to expanded closures but was not able to fish most of its customary fishing grounds due to closures until early August 2010.

The subsequent expansions of the closed state and federal fishing grounds in response to the Gulf of Mexico oil spill disaster required the Company to temporarily cease fishing with certain vessels from time to time beginning in late June through early August 2010. Although the fishing grounds began to reopen slowly during August which allowed the Company to fish in previously restricted areas, some fishing grounds remained closed and continued to affect the Company’s fishing through September 30, 2010. See Note 12 – Gulf of Mexico Oil Spill Disaster for a description of costs incurred by the Company related to the oil spill.

During the quarter ended September 30, 2010, the Company filed a claim for damages with BP and also met with BP’s third party claims adjuster. On August 23, 2010, the claims process for BP was moved to the Gulf Coast Claims Facility (GCCF), an independent claims facility tasked with claims administration and payment distribution for those businesses and individuals that suffered damages and incurred other costs related to the oil spill.

On September 2 and October 19, 2010, the Company received its first and second emergency payments from the GCCF of $7.3 million and $11.4 million, respectively. These payments and possible future payments were or will be utilized in the following manner: 1) $0.6 million of the payments offset recognized losses as of June 30, 2010 related to costs that were not able to be allocated to production as a result of intermittent plant closures, 2) the payments will offset costs the Company expects to incur during the fourth quarter of 2010 to purchase 5,000 metric tons of fish meal to satisfy forward sale contracts, and 3) to a) offset the high costs per unit of production the Company incurred during the 2010 fishing season in the Gulf of Mexico as a result of the closure of its fishing grounds and, b) make possible purchases of additional tons of fish meal and fish oil based upon the Company’s available inventory, customer demand and prevailing market conditions. These emergency payments were received without any stipulations and the Company has not waived its rights to possible future claims.

The majority of the first emergency payment was credited to the unallocated inventory cost pool (including off-season costs) as of September 30, 2010. The second emergency payment was included to project the Company’s 2010 cost per unit of production, along with projected production and costs for the remainder of the fishing season, as of September 30, 2010, but was not recognized as a receivable or in the unallocated inventory cost pool. Because both of these payments were included in the projected cost per unit of production calculation for the 2010 fishing season, cost of sales was partially reduced by 13%, or $7.2 million, for the quarter ended September 30, 2010 and will continue to be partially reduced through June 30, 2011. Despite the aforementioned partial reduction, cost per unit of production for the 2010 fishing season is the highest in the Company’s history due to the effect of the closure of its fishing grounds related to the Gulf of Mexico oil spill disaster.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The Gulf of Mexico oil spill disaster directly affected the Company by decreasing its fish catch due to the closure of state and federal fishing grounds and increased the cost of its normal fishing effort due to the repositioning and staging of its fleet at other locations. The decrease in fish catch reduced the Company’s volume of inventory available to sell. The decrease in fish catch and additional costs incurred also increased the Company’s cost per unit of production to record highs which will partially offset its gross profit percentage as 2010 inventory is sold. The Company cannot predict what effect the oil spill will have on future years’ fish catch or customer perceptions about its products.

Hurricane Losses, Insurance Recoveries and Other Proceeds

2008 Hurricane Activity

During the nine months ended September 30, 2010, the Company received a grant of $0.2 million from the State of Louisiana Hurricane Gustav and Ike Fisheries Recovery Program. The grant provides assistance for commercial fishing owners impacted by Hurricanes Gustav and Ike in 2008. The grant proceeds were recognized as “(Other proceeds) loss resulting from natural disaster, net – 2008 storms” in the Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income.

2005 Hurricane Activity

During the nine month period ended September 30, 2009, the Company received a grant of $2.7 million, net of fees and expenses, from the State of Mississippi. The grant provided assistance for commercial fishing owners impacted by Hurricane Katrina in 2005. The Mississippi grant was recognized as “Other proceeds relating to natural disasters, net – 2005 storms” in the Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income for the nine months ended September 30, 2009.

On August 31, 2007, the Company filed a lawsuit in the District Court of Harris, Texas 295th Judicial District, against its prior insurance broker, Aon Risk Services of Texas, who procured the Company’s property insurance policies for the 2005/2006 policy year, which were the subject of prior litigation as a result of claims relating to Hurricanes Rita and Katrina. The Company’s lawsuit against Aon alleges negligent procurement, negligent misrepresentation, breach of contract and violations of Texas insurance and consumer protection laws. Trial for this matter is scheduled for May 2011.

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

Any costs related to abnormal downtime at the Company’s plants are charged to expense as incurred. Such costs were incurred and offset by proceeds received from the GCCF during the three and nine month periods ended September 30, 2010 as a consequence of the Deepwater Horizon oil rig explosion and the resulting oil spill in the Gulf of Mexico in April 2010, which costs are explained more fully in Note 12 - Gulf of Mexico Oil Spill Disaster.

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

Date of Contract	Original Notional Amount	Contracted Interest Rate	Notional Amount as of September 30, 2010	Total Liability as of September 30, 2010
April 4, 2007	$19,950,000	5.16%	$11,471,000	$637,000
February 7, 2008	10,237,500	3.36%	6,038,000	207,100
March 19, 2008	4,436,250	2.96%	2,616,000	77,400

			$20,125,000	$921,500

On September 24, 2009, the Company paid $16.6 million of the borrowings outstanding under the Term Loan using the Company’s existing cash balances. Additionally, on October 21, 2009, the Company entered into a Loan Agreement with Wells Fargo Bank N.A. which replaced the Company’s prior senior credit facility. The details are described more fully in Note 6 to the consolidated financial statements of the Company’s Form 10-K for the fiscal year ended December 31, 2009. As a consequence of the debt prepayment and refinancing, the Company determined that the forecasted interest payments associated with the interest rate swaps would not occur. As a result, hedge accounting relating to the interest rate swaps was discontinued and all amounts previously recognized in accumulated other comprehensive loss were reclassified to earnings during 2009. The total interest expense associated with the interest rate swap transactions for the three and nine months ended September 30, 2010 and 2009 was $109,400, $1,440,300, $383,800 and $1,891,100, respectively. The interest rate swap agreements remained outstanding as of September 30, 2010.

As of September 30, 2010 and December 31, 2009, the Company has recorded a long-term liability of $222,700 and $394,600, respectively, net of the current portion, in accrued liabilities of $698,800 and $856,100, respectively, to recognize the fair value of interest rate derivatives.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The following table illustrates the changes recorded, net of tax, in accumulated other comprehensive loss resulting from the interest rate swap agreements (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Beginning balance	$—	$(952)	$—	$(1,226)

Net loss, net of tax, reclassified into earnings	—	(176)	—	(474)
Net change associated with current period swap transactions, net of tax	—	178	—	750
Ineffective portion of swaps, net of tax, reclassified into earnings	—	950	—	950

Ending balance	$—	$—	$—	$—

Energy Swap Agreements

The Company does not enter into financial instruments for trading or speculative purposes. The Company has entered into energy swap agreements to manage its cash flow exposure related to the volatility of natural gas, diesel and Bunker C energy prices. The swaps effectively fix pricing for the quantities listed below during the consumption periods.

Energy Swap	Consumption Period	Quantity	Price Per Unit	Energy Swap Asset (Liability) as of September 30, 2010	Deferred Tax Asset (Liability) as of September 30, 2010
Diesel - NYMEX Heating Oil Swap	Oct - Nov, 2010	662,000 Gallons	$1.86	$247,700	$(84,200)
Natural Gas - NYMEX Natural Gas Swap	Oct, 2010	38,000 MMBTUs	$6.29	(93,300)	31,700
Bunker C - Platts Calendar Avg NY Swap	Oct - Nov, 2010	399,000 Gallons	$1.53	132,400	(45,000)
Diesel - NYMEX Heating Oil Swap	Apr - Oct, 2011	1,714,000 Gallons	$2.12	374,500	(127,300)
Natural Gas - NYMEX Natural Gas Swap	Apr - Oct, 2011	235,000 MMBTUs	$5.69	(306,800)	104,300
Bunker C - Platts Calendar Avg NY Swap	Jun - Nov, 2011	672,000 Gallons	$1.77	122,800	(41,800)
Natural Gas - NYMEX Natural Gas Swap	Apr - Oct, 2012	101,000 MMBTUs	$5.30	(36,200)	12,300
Bunker C - Platts Calendar Avg NY Swap	Jun - Nov, 2012	378,000 Gallons	$2.00	(23,100)	7,900

				$418,000	$(142,100)

As of September 30, 2010 and December 31, 2009, the Company has recorded a long-term asset of $58,200 and $228,800, respectively, net of the current portion included in prepaid expenses and other current assets of $359,800 and $936,900, respectively, to recognize the fair value of energy swap derivatives, and has also recorded a deferred tax liability of $142,100 and $396,300, respectively, associated therewith. The effective portion of the change in fair value from inception to September 30, 2010 is recorded in “accumulated other comprehensive income (loss)” in the Company’s consolidated financial statements. The following table illustrates the changes recorded, net of tax, in accumulated other comprehensive income (loss) resulting from the energy swap agreements (in thousands).

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Beginning balance	$123	$548	$769	$—

Net loss, net of tax, reclassified to unallocated inventory cost pool	103	—	260	—
Net change associated with current period swap transactions, net of tax	50	(220)	(753)	328

Ending balance	$276	$328	$276	$328

The $275,900 reported in accumulated other comprehensive loss as of September 30, 2010 will be reclassified to the unallocated inventory cost pool in the period when the energy consumption takes place. The amount to be reclassified, net of taxes, during the next 12 months is expected to be approximately $237,500.

If, at any time, the swaps are determined to be ineffective, in whole or in part, due to changes in the Company’s energy usage or underlying hedge agreements or assumptions, the fair value of the portion of the energy swaps determined to be ineffective will be recognized as gain or loss in the unallocated inventory cost pool for the applicable period. See Note 14 – Fair Value Disclosures for additional information.

Accumulated Comprehensive Loss

The components of accumulated other comprehensive loss included in shareholders’ equity are as follows:

	September 30, 2010	December 31, 2009
	(in thousands)
Fair Value of Energy Swaps, net of tax provision of $142 as of September 30, 2010 and $396 as of December 31, 2009	$276	$769
Pension Benefits Adjustments, net of tax benefit of $4,094 as of September 30, 2010 and $4,387 as of December 31, 2009	(7,947)	(8,515)

Accumulated Other Comprehensive Loss	$(7,671)	$(7,746)

Recently Issued Accounting Standards

In June 2009, the FASB issued FASB ASC 860-10, “Transfers and Servicing”. The standard requires additional information about transfers of financial assets, including securitization transactions, and enhanced disclosures when companies have continuing exposure to the risks related to transferred financial assets. In addition, it eliminates the concept of a qualifying special-purpose entity. This statement is effective as of the beginning of the first annual reporting period that begins after November 15, 2009, which corresponds to the Company’s fiscal year beginning January 1, 2010. The Company’s adoption of FASB ASC 860-10 effective January 1, 2010 did not have an impact on the Company’s consolidated results of operations, financial position and related disclosures.

In June 2009, the FASB issued guidance to FASB ASC 810, “Consolidation”. This guidance amends the consolidation guidance for variable interest entities. Also, it requires additional disclosures about involvement with variable interest entities and any significant changes in risk exposure due to that involvement. This guidance is effective as of the beginning of the first annual reporting period that begins after November 15, 2009, which corresponds to the Company’s fiscal year beginning January 1, 2010. The Company’s adoption of FASB ASC 810 effective January 1, 2010 did not have a material impact on the Company’s consolidated results of operations, financial position and related disclosures.

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

Stock-Based Compensation

The Company has a stock-based compensation plan, which is described in more detail in Note 11 to the consolidated financial statements of the Company’s Form 10-K for the fiscal year ended December 31, 2009. Net income (loss) for the three and nine months ended September 30, 2010 and 2009 includes $0.5 million, $0.2 million, $1.2 million, and $0.5 million ($0.3 million, $0.2 million, $0.8 million and $0.4 million after-tax), respectively, of share-based compensation costs which are included in selling, general and administrative expenses in the condensed consolidated statement of operations and comprehensive income. As of September 30, 2010, there was $2.9 million ($1.9 million after-tax) of total unrecognized compensation costs related to nonvested share-based compensation that is expected to be recognized over a weighted-average period of 2.1 years, of which $0.4 million ($0.3 million after-tax) of total share-based compensation is expected to be recognized during the remainder of fiscal year 2010.

Shareholder Rights Plan

In June 2010, the Company’s Board of Directors adopted a Shareholder Rights Plan. The Plan is designed to protect the Company from unfair or coercive takeover tactics and to prevent an acquirer from gaining control of the Company without offering a fair price to all shareholders. See Note 15 – Shareholders Rights Plan for additional information.

Note 2. Receivables, net

Receivables as of September 30, 2010 and December 31, 2009 are summarized as follows:

	September 30, 2010	December 31, 2009
	(in thousands)
Trade	$17,207	$10,202
Insurance	164	137
Income tax	703	1,013
Other	32	52

Total receivables	18,106	11,404
Less: allowance for doubtful accounts	(205)	(179)

Receivables, net	$17,901	$11,225

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Note 3. Inventory

The major classes of inventory as of September 30, 2010 and December 31, 2009 are summarized as follows:

	September 30, 2010	December 31, 2009
	(in thousands)
Fish meal	$40,465	$27,851
Fish oil	14,893	16,753
Fish solubles	1,385	2,617
Unallocated inventory cost pool (including off-season costs)	6,266	7,362
Other materials & supplies	7,886	9,243

Total inventory	$70,895	$63,826

Inventory at September 30, 2010 and December 31, 2009 is stated at the lower of cost or market. The elements of unallocated inventory cost pool include plant and vessel related labor, utilities, rent, repairs and depreciation, to be allocated to inventories produced through the remainder of the 2010 fishing season.

As a result of the oil spill caused by the Deepwater Horizon oil rig explosion in the Gulf of Mexico in April 2010 and the subsequent temporary and intermittent closures of certain commercial and recreational fishing grounds by the Louisiana Department of Fisheries and Wildlife, the Mississippi Department of Marine Resources and the National Oceanic and Atmospheric Administration (“NOAA”), the Company incurred the temporary interruption of fish processing at its three Gulf Coast facilities. As a result of this interruption, intermittent fishing grounds and facilities closures and the oil spill’s estimated impact on the Company’s 2010 Gulf of Mexico fishing season, the Company filed a claim for damages with BP and, subsequently, with the Gulf Coast Claims Facility (GCCF), an independent claims facility tasked with claims administration and payment distribution for those businesses and individuals that suffered damages and incurred other costs related to the oil spill. On September 2, 2010, the Company received a $7.3 million emergency payment from the GCCF related to its claims against BP, of which $6.7 million of the proceeds were recorded to the unallocated inventory cost pool and will be utilized to offset costs the Company expects to incur during the fourth quarter of 2010 to purchase approximately 5,000 metric tons of fish meal to make up for lost production. The remaining $0.6 million of the claims payment was recognized as “Losses (proceeds) resulting from Gulf of Mexico oil spill disaster, net of recoveries” in the Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income for the three months ended September 30, 2010 to offset previously recognized losses related to the oil spill.

On October 19, 2010, the Company received a second emergency payment from the GCCF of $11.4 million, net of fees and expenses. The Company will record this payment and possible future payments in the period received to the unallocated inventory cost pool which will be applied as elements of the cost of sales in the Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income as production from the 2010 fishing season and purchased inventories are sold. See Note 12—Gulf of Mexico Oil Spill Disaster.

As a result of Hurricane Ike in 2008, the Company sustained additional previously unrecognized damage to its Cameron, Louisiana materials and supplies inventory. The Company recognized $0 and $33,000 material and supply inventory write-offs for the three and nine months ended September 30, 2009, respectively. See Note 13 – Hurricane Losses, Insurance Recoveries and Other Proceeds.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Note 4. Other Assets

Other assets as of September 30, 2010 and December 31, 2009 are summarized as follows:

	September 30, 2010	December 31, 2009
	(in thousands)
Fish nets, net of accumulated amortization of $1,943 and $1,059	$1,572	$1,292
Insurance receivable, net of allowance for doubtful accounts	619	1,292
Title XI loan origination fee	324	285
Other debt issuance costs(1)	279	383
Deposits and other	66	49

Total other assets, net	$2,860	$3,301

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

Amortization expense for fishing nets amounted to approximately $0.3 million, $0.3 million, $0.9 million and $0.8 million for the three and nine months ended September 30, 2010 and 2009, respectively.

As of September 30, 2010 and December 31, 2009, the allowance for doubtful insurance receivable accounts was $0.2 million.

Note 5. Property and Equipment

Property and equipment at September 30, 2010 and December 31, 2009 are summarized as follows:

	September 30, 2010	December 31, 2009
	(in thousands)
Land	$7,690	$7,690
Plant assets	123,288	111,401
Fishing vessels	103,195	102,125
Furniture and fixtures	5,827	5,755
Construction in progress	6,740	13,012

Total property and equipment	246,740	239,983
Less: accumulated depreciation	(135,728)	(129,358)

Property, plant and equipment, net	$111,012	$110,625

Depreciation expense for the three and nine months ended September 30, 2010 and 2009 was $3.5 million, $3.1 million, $10.0 million and $9.1 million, respectively.

The Company capitalizes interest as part of the acquisition cost of a qualifying asset. Interest is capitalized only during the period of time required to complete and prepare the asset for its intended use. For the three and nine month periods ended September 30, 2010 and 2009, the Company capitalized interest of approximately $56,800, $180,500, $140,800 and $495,200, respectively.

As a result of Hurricane Ike in 2008, the Company sustained damage to its property and equipment at its Abbeville and Cameron, Louisiana fish processing facilities. The Company recognized a $273,000 loss on the involuntary conversion of damaged property and equipment related to plant assets in the nine month period ended September 30, 2009. See Note 13 – Hurricane Losses, Insurance Recovery and Other Proceeds.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Note 6. Notes Payable and Long-Term Debt

At September 30, 2010 and December 31, 2009, the Company’s long-term debt consisted of the following:

	September 30, 2010	December 31, 2009
	(in thousands)
U.S. government guaranteed obligations (Title XI loans) collateralized by a first lien on certain vessels and certain plant assets:
Amounts due in installments through 2025, interest from 5.73% to 7.60%	$33,805	$25,725

Amounts due in installments through 2014, interest at Eurodollar rates plus 0.45% (0.98% and 0.73% at September 30, 2010 and December 31, 2009, respectively)	164	195

Total debt	33,969	25,920
Less current maturities	(2,894)	(2,380)

Long-term debt	$31,075	$23,540

On December 1, 2005, pursuant to the Title XI program, the United States Department of Commerce Fisheries Finance Program (the “FFP”) approved a second financing application made by the Company in the amount of $16.4 million (the “Second Approval Letter”). In May 2006, the Company submitted a $6.3 million financing request under the Second Approval Letter. The Company closed on the $6.3 million FFP loan in the first quarter of 2007. In September 2009, the Company submitted a $10.0 million financing request under the remaining Second Approval Letter. The Company closed on the $10.0 million financing request on June 1, 2010. Proceeds from the loan will be used to reimburse the Company for prior expenditures for fishing vessel refurbishments and improvements to the Company’s shore-side marine assets. The loan has a term of 15 years, bears an interest rate at 5.73% per year and is secured by first liens on a Company fishing vessel and certain assets located at the Company’s Reedville, Virginia facility. As of September 30, 2010, the Company had approximately $34.0 million of borrowings outstanding under Title XI and was in compliance with all of the covenants contained therein.

As of September 30, 2010 and December 31, 2009, the Company had no amounts outstanding under the $35 million revolving credit facility with Wells Fargo Bank, N.A. and approximately $3.0 million in letters of credit issued primarily in support of worker’s compensation insurance programs. The Company has no off-balance sheet arrangements other than normal operating leases and standby letters of credit. Additionally, as of September 30, 2010, the Company was in compliance with all covenants under the Loan Agreement.

Note 7. Capital Lease Obligation

On May 29, 2008 and July 10, 2008, the Company entered into capital lease agreements to lease barges for a period of 5 years. Following is a summary of future minimum payments under the capitalized lease agreements (in thousands):

Remainder of 2010	$135
2011	566
2012	609
2013	291

Total minimum lease payments	1,601
Less amount representing interest	(246)

Present value of minimum payments	1,355
Less current portion of capital lease obligation	(412)

Long-term capital lease obligation	$943

As of September 30, 2010 and December 31, 2009, assets recorded under capital lease obligations are included in property, plant and equipment, net as follows (in thousands):

	September 30, 2010	December 31 2009

Fishing vessels and marine equipment, at cost	$2,076	$2,076
Less accumulated depreciation	(952)	(640)

Property, plant and equipment, net	$1,124	$1,436

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Note 8. Accrued Liabilities

Accrued liabilities as of September 30, 2010 and December 31, 2009 are summarized as follows:

	September 30, 2010	December 31, 2009
	(in thousands)
Salary and benefits	$10,727	$3,791
Insurance	8,488	7,726
Taxes, other than income tax	1,372	76
Trade creditors	3,188	3,099
Fair market value of interest rate swap, current portion	699	856
Deferred revenue	876	985
Accrued interest	318	227
Federal Tax Payable	232	—
Other	126	192

Total accrued liabilities	$26,026	$16,952

Note 9. Commitments and Contingencies

Contract Commitments

As of September 30, 2010, the Company has entered into purchase commitments of approximately $28,000 related to natural gas basis contracts that will be delivered in quantities expected to be used in the normal course of business during the remaining 2010 fishing season.

As of consequence of the Gulf of Mexico oil spill disaster and its impact on the Company’s 2010 fishing season and related production, as of September 30, 2010 the Company has entered into purchase commitments of approximately $6.7 million to purchase 5,000 metric tons of Moroccan fish meal that is expected to be delivered in the fourth quarter of 2010.

	Volume	Contract Price	Total Commitment
Natural gas (per MMBTU)	75,633	$0.37	$27,984
Fish Meal (metric tons)	5,000	$1,330	$6,650,000

Regulatory Matters

In April 2010, the Company received a request for information pursuant to Section 308 of the Federal Water Pollution Control Act (Clean Water Act) from Region 3 of the United States Environmental Protection Agency (the “EPA”) concerning the Company’s wastewater practices used in its fishing operations at its Reedville, Virginia facility. The Company has responded to the request. The Company cannot predict the outcome of the EPA’s review.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Note 10. Reconciliation of Basic and Diluted Per Share Data (in thousands except per share data)

	Earnings (Numerator)	Shares (Denominator)	Per Share Data
Three Months Ended September 30, 2010
Net earnings	$6,970	—

Basic earnings per common share:
Earnings available to common shareholders	$6,970	18,819	$0.37

Effect of dilutive securities:
Stock options assumed exercised	—	110

Diluted earnings per common share:
Earnings available to common shareholders plus stock options assumed exercised	$6,970	18,929	$0.37

	Earnings (Numerator)	Shares (Denominator)	Per Share Data
Three Months Ended September 30, 2009
Net loss	$(2,820)	—

Basic loss per common share:
Loss available to common shareholders	$(2,820)	18,712	$(0.15)

Effect of dilutive securities:
Stock options assumed exercised	—	—

Diluted loss per common share:
Loss available to common shareholders plus stock options assumed exercised	$(2,820)	18,712	$(0.15)

	Earnings (Numerator)	Shares (Denominator)	Per Share Data
Nine Months Ended September 30, 2010
Net earnings	$9,932	—

Basic earnings per common share:
Earnings available to common shareholders	$9,932	18,792	$0.53

Effect of dilutive securities:
Stock options assumed exercised	—	60

Diluted earnings per common share:
Earnings available to common shareholders plus stock options assumed exercised	$9,932	18,852	$0.53

	Earnings (Numerator)	Shares (Denominator)	Per Share Data
Nine Months Ended September 30, 2009
Net loss	$(4,013)	—

Basic loss per common share:
Loss available to common shareholders	$(4,013)	18,712	$(0.21)

Effect of dilutive securities:
Stock options assumed exercised	—	—

Diluted loss per common share:
Loss available to common shareholders plus stock options assumed exercised	$(4,013)	18,712	$(0.21)

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Options to purchase 1,405,702 and 1,465,702 shares of common stock at exercise prices ranging from $4.19 to $15.88 per share were outstanding during the three and nine months ended September 30, 2010, respectively, but were not included in the computation of diluted earnings per share because the adjusted exercise prices of the options based upon the assumed proceeds were greater than the average market price of the shares during that period.

Options to purchase 1,304,251 shares of common stock at exercise prices ranging from $1.65 to $15.88 per share were outstanding during the three and nine months ended September 30, 2009, but were not included in the computation of diluted earnings per share because inclusion of these shares would have been antidilutive.

Note 11. Components of Net Periodic Benefit Cost

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Service cost	$—	$—	$—	$—

Interest cost	340	363	1,019	1,089
Expected return on plan assets	(285)	(253)	(855)	(758)
Amortization of prior service costs	—	—	—	—
Amortization of net loss	287	306	861	918

Net periodic pension cost	$342	$416	$1,025	$1,249

For the nine months ended September 30, 2010 and 2009, the Company contributed approximately $1.5 million and $0.4 million, respectively, to the Company’s pension plan. The Company expects to make contributions of $0.3 million to the pension plan during the remainder of 2010.

Note 12. Gulf of Mexico Oil Spill Disaster

As a result of the Gulf of Mexico oil spill disaster in April 2010 and subsequent closure of the Company fishing grounds as detailed in Note 1, the Company recognized a loss of $0.6 million related to damages incurred during the quarter ended June 30, 2010. On September 2 and October 19, 2010, the Company received its first and second emergency payments from the Gulf Coast Claims Facility of $7.3 million and $11.4 million, respectively. A portion of these receipts offset the $0.6 million dollar loss previously recognized with the balance of the payment and future payments expected to be utilized as follows: 1) offset costs the Company expects to incur to purchase fish meal and fish oil, and 2) offset the high costs per unit of production the Company incurred during the 2010 fishing season in the Gulf of Mexico as a result of the closure of its fishing grounds.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The majority of the first emergency payment was credited to the unallocated inventory cost pool (including off-season costs) as of September 30, 2010. The second emergency payment was included to project the Company’s 2010 cost per unit of production, along with projected production and costs for the remainder of the fishing season, as of September 30, 2010, but was not recognized as a receivable or in the unallocated inventory cost pool. Because both of these payments were included in the projected cost per unit of production calculation for the 2010 fishing season, cost of sales was partially reduced by 13%, or $7.2 million, for the quarter ended September 30, 2010 and will continue to be partially reduced through June 30, 2011. Despite the aforementioned partial reduction, cost per unit of production for the 2010 fishing season is the highest in the Company’s history due to the effect of the closure of its fishing grounds related to the Gulf of Mexico oil spill disaster.

Note 13. Hurricane Losses, Insurance Recoveries and Other Proceeds

2008 Hurricane

On September 13, 2008, the Company’s Abbeville and Cameron, Louisiana fish processing facilities were damaged by Hurricane Ike. For the three and nine month periods ending September 30, 2010 and 2009, the following amounts were recognized in the Company’s statement of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Write-off of other materials and supplies	$—	$—	$—	$33
Involuntary conversion of property and equipment	—	—	—	273
Clean-up costs incurred	—	(1)	—	86
State of Louisiana Hurricanes Gustav and Ike Grant	—	—	(234)	—

(Other proceeds ) loss resulting from natural disaster, net – 2008 storms	$—	$(1)	$(234)	$392

Not included in the amounts listed in the above table are the replacement capital costs of property and equipment, which did not have any book basis and were destroyed in the hurricane.

See Note 12 in the Company’s Form 10-K for the fiscal year ended December 31, 2009 for additional information.

During the nine months ended September 30, 2010, the Company received a grant of $0.2 million from the State of Louisiana Hurricane Gustav and Ike Fisheries Recovery Program. The grant provides assistance for commercial fishing owners impacted by Hurricanes Gustav and Ike in 2008. The grant proceeds were recognized as “(Other proceeds) loss resulting from natural disaster, net – 2008 storms” in the Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income.

2005 Hurricanes

During the nine month period ended September 30, 2009, the Company received a grant of $2.7 million, net of fees and expenses, from the State of Mississippi. The grant provided assistance for commercial fishing owners impacted by Hurricane Katrina in 2005. The Mississippi grant was recognized as “Other proceeds relating to natural disasters, net – 2005 storms” in the Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income for the nine months ended September 30, 2009. For the three and nine month periods ended September 30, 2009, the following amounts were recognized in the Company’s statement of operations:

	Three Months Ended	Nine Months Ended
	September 30, 2009
	(in thousands)
Other proceeds relating to natural disasters, net – 2005 storms	$—	$(2,656)

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

The carrying amounts of cash and cash equivalents, accounts receivables, accounts payable, and accrued expenses approximate fair value because of the short maturity of these items. The carrying amounts of notes payable outstanding under the Company’s loan agreement approximate fair value because the interest rates on these instruments change with market interest rates. At September 30, 2010 and December 31, 2009, the Company had no borrowings under its bank credit facility except for $3.0 million in letters of credit support obligations.

The carrying values and respective fair market values of the Company’s long-term debt are presented below (in thousands). The fair value of the Company’s long-term debt is estimated based on the quoted market prices available to the Company for issuance of similar debt with similar terms at September 30, 2010 and December 31, 2009.

	September 30, 2010	December 31, 2009
Long-term Debt:

Carrying Value	$33,969	$25,920

Estimated Fair Market Value	$36,592	$26,755

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2010 and December 31, 2009. As required by FASB ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

	September 30, 2010
	Fair Value Measurements Using			Assets (Liabilities) at Fair Value
	Level 1	Level 2	Level 3
Assets (Liabilities) (in thousands)
Energy swap asset	$—	$418	$—	$418
Interest rate swap liability	—	—	(922)	(922)

Total Assets (Liabilities)	$—	$418	$(922)	$(504)

	December 31, 2009
	Fair Value Measurements Using			Assets (Liabilities) at Fair Value
	Level 1	Level 2	Level 3
Assets (Liabilities) (in thousands)
Energy swap asset	$—	$1,166	$—	$1,166
Interest rate swap liability	—	—	(1,251)	(1,251)

Total Assets (Liabilities)	$—	$1,166	$(1,251)	$(85)

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

The fair value of the diesel, Bunker C, and natural gas energy swaps is derived from the underlying market price of similar instruments at a specific valuation date. The underlying market price for the diesel and natural gas swaps is based upon the NYMEX Futures Curve. The underlying market price for the Bunker C swaps is based upon the Platts Forward Curve HP 0.3% for 2010 and 2011 and the Platts Forward Curve HP 1.0% for 2012. These methods rely upon quoted prices for similar instruments in active markets. When such inputs have a significant impact on the measurement of fair value, the instrument is categorized in Level 2.

The following table provides a reconciliation of all assets and liabilities measured at fair value on a recurring basis which use Level 3, or significant unobservable inputs or significant value drivers for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3 Inputs)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Beginning balance	$(1,025)	$(1,442)	$(1,251)	$(1,858)

Net loss reclassified into interest expense related to interest rate swap transactions unrealized	(109)	(267)	(384)	(718)
Net change associated with current period interest rate swap transactions realized	212	269	713	1,136

Ending balance	$(922)	$(1,440)	$(922)	$(1,440)

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

Note 16. Subsequent Event

On October 19, 2010, the Company received a second emergency payment from the Gulf Coast Claims Facility of $11.4 million, net of fees and expenses. The Company will record this payment and future payments, if any, through the second quarter of 2011 to the unallocated inventory cost pool which will be applied as elements of the cost of sales in the Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income as products are sold. See Note 12—Gulf of Mexico Oil Spill Disaster.

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

OMEGA PROTEIN CORPORATION

The Company operates through two primary subsidiaries: Omega Protein, Inc. and Omega Shipyard, Inc. Omega Protein, Inc. is the Company’s principal operating subsidiary for its menhaden processing business and is the successor to a business conducted since 1913. Omega Shipyard, Inc. owns a drydock facility in Moss Point, Mississippi, which is used to provide shoreside maintenance for the Company’s fishing fleet and, subject to outside demand and excess capacity, occasionally for third-party vessels. Revenues from shipyard work for third-party vessels for the three and nine month periods ended September 30, 2010 and 2009 were not material. The Company also has a number of other immaterial direct and indirect subsidiaries.

Company Overview

2010 Fishing Information. At September 30, 2010, the Company owned a fleet of 50 fishing vessels and 34 spotter aircraft for use in its fishing operations and also leased additional aircraft where necessary to facilitate operations. During the 2010 fishing season in the Gulf of Mexico, which runs from mid-April through October, the Company is operating 29 fishing and carry vessels and 29 spotter aircraft. The fishing area in the Gulf is generally located along the Gulf Coast, with a concentration off the Louisiana and Mississippi coasts. The fishing season along the Atlantic coast begins in early May and usually extends into December. During the 2010 season, the Company is operating 10 fishing vessels and 8 spotter aircraft along the Mid-Atlantic coast, concentrated primarily in and around Virginia and North Carolina. The remaining fleet of fishing vessels and spotter aircraft are not routinely operated during the fishing season and are back-up to the active fleet, used for other transportation purposes, inactive or in the process of refurbishment in the Company’s shipyard. Historical fish catch results at the end of the third quarter for the past five years are as follows:

	2010	2009	2008	2007	2006
Fish Catch in Tons as of September 30,	367,650	417,712	388,935	475,566	475,667

The fish catch for July 2010 was materially worse than the fish catch in May and June 2010, due largely to the increase in restricted fishing areas being closed by state and federal regulators. As of October 28, 2010, the Company’s total fish catch (Gulf of Mexico plus Atlantic) was at approximately 86% of the Company’s total 2010 fish catch plan. However, the Company’s Gulf of Mexico fish catch was 27% behind its Gulf of Mexico 2010 fish catch plan. In response to this fish catch shortfall, the Company expects to purchase third party inventory as necessary to service customers until it begins its 2011 fishing season. To the extent that the Company makes these purchases and fulfills existing forward sales contracts, its revenues will be generally unaffected but the profit margins could be substantially reduced or possibly eliminated and result in losses on those transactions. See “- Liquidity and Capital Resources – Use of Capital: Fish Meal and Oil Purchases”.

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

Gulf of Mexico Oil Spill Disaster. In response to the oil spill caused by the Deepwater Horizon oil rig explosion in the Gulf of Mexico in April 2010 and the subsequent temporary and intermittent closures of certain commercial and recreational fishing grounds by the Louisiana Department of Fisheries and Wildlife, the Mississippi Department of Marine Resources and the National Oceanic and Atmospheric Administration (“NOAA”), the Company temporarily relocated its nine Moss Point, Mississippi fishing vessels and three carry

OMEGA PROTEIN CORPORATION

vessels to fishing grounds on the west side of the Mississippi River Delta in an attempt to minimize vessel downtime and business interruptions. The docking and re-supply areas for the Moss Point fleet were temporarily relocated from the Company’s Moss Point facility to the Company’s Morgan City, Louisiana facility. The Company’s Abbeville, Louisiana facility was also available to provide support as needed. The Moss Point fleet returned to its home port in early July 2010 due to expanded closures but was not able to fish its customary fishing grounds due to closures until early August 2010.

The subsequent expansions of the closed state and federal fishing grounds in response to the Gulf of Mexico oil spill disaster required the Company to temporarily cease fishing with certain vessels from time to time beginning in late June through early August 2010. Although the fishing grounds began to reopen slowly during August which allowed the Company to fish in previously restricted areas, some fishing grounds remained closed and continued to affect the Company’s fishing through September 30, 2010. See Note 12 – Gulf of Mexico Oil Spill Disaster for a description of costs incurred by the Company related to the oil spill.

During the quarter ended September 30, 2010, the Company filed a claim for damages with BP and also met with BP’s third party claims adjuster. On August 23, 2010, the claims process for BP was moved to the Gulf Coast Claims Facility (GCCF), an independent claims facility tasked with claims administration and payment distribution for those businesses and individuals that suffered damages and incurred other costs related to the oil spill.

On September 2 and October 19, 2010, the Company received its first and second emergency payments from the GCCF of $7.3 million and $11.4 million, respectively. These payments and possible future payments were or will be utilized in the following manner: 1) $0.6 million of the payments offset recognized losses as of June 30, 2010 related to costs that were not able to be allocated to production as a result of intermittent plant closures, 2) the payments will offset costs the Company expects to incur during the fourth quarter of 2010 to purchase 5,000 metric tons of fish meal to satisfy forward sale contracts, and 3) to a) offset the high costs per unit of production the Company incurred during the 2010 fishing season in the Gulf of Mexico as a result of the closure of its fishing grounds and, b) make possible purchases of additional tons of fish meal and fish oil based upon the Company’s available inventory, customer demand and prevailing market conditions. These emergency payments were received without any stipulations and the Company has not waived its rights to possible future claims.

The Gulf of Mexico oil spill disaster directly affected the Company by decreasing its fish catch due to the closure of state and federal fishing grounds and increased the cost of its normal fishing effort due to the repositioning and staging of its fleet at other locations. The decrease in fish catch reduced the Company’s volume of inventory available to sell which may reduce its sales volumes and revenues for the fourth quarter of 2010 and possibly into 2011. The decrease in fish catch and additional costs incurred also increased the Company’s cost per unit of production to record highs which will partially offset its gross profit percentage as 2010 inventory is sold. For the quarter ended September 30, 2010, the increase in cost per unit of production is offset by increased fish meal sales prices. The Company cannot predict what effect the oil spill will have on future years’ fish catch or customer perceptions about its products.

Sales Contracts. The Company sells a sizeable portion of its products on a two-to-twelve-month forward contract basis with the balance sold on a spot basis through purchase orders. During 2007, 2008 and 2009 approximately 50%, 65% and 50%, respectively, of the Company’s fish meals and crude fish oil had been sold on a forward contract basis prior to those years’ respective fishing season. Prior to the beginning of the Company’s 2010 Gulf of Mexico fishing season on April 19, 2010, approximately 86% and 32% of the Company’s 2010 forecasted fish meal and crude fish oil sales volumes, respectively, had either been sold or sold forward on a contract basis. Due to the Gulf of Mexico oil spill, the Company may have a shortfall of fish

OMEGA PROTEIN CORPORATION

meal and fish oil necessary to fulfill these contracts. The Company’s sales contracts generally contain force majeure and other production allocation provisions and the Company may elect to purchase additional product from third parties to supplement its production and seek reimbursement from BP through the GCCF for any additional costs associated with those purchases. Historically, the percentage of fish meal and crude fish oil sold on a forward contract basis have fluctuated from year to year based upon perceived market availability and forward price expectations. See “- Liquidity and Capital Resources – Use of Capital: Fish Meal and Oil Purchases”.

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

Revenues by Product. The following table sets forth the Company’s revenues by product (in millions) and the approximate percentage of total revenues represented thereby, for the indicated periods:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2009		2010		2009
	Revenues	Percent	Revenues	Percent	Revenues	Percent	Revenues	Percent
Fish Meal
Regular Grade	$7.6	13.6%	$5.2	10.4%	$20.0	16.1%	$16.4	13.5%
Special Select	28.0	49.8	29.2	58.5	55.7	44.7	58.2	47.7
Sea-Lac	5.3	9.5	1.5	3.0	10.1	8.1	6.0	4.9
Fish Oil
Crude Oil	10.3	18.6	9.2	18.5	24.2	19.4	23.3	19.2
Refined Oil	3.6	6.4	3.4	6.8	10.1	8.1	13.0	10.7
Fish Solubles	1.2	2.1	1.4	2.8	4.5	3.6	4.9	4.0

Total	$56.0	100.0%	$49.9	100.0%	$124.6	100.0%	$121.8	100.0%

Customers and Marketing. Most of the Company’s marine protein products are sold directly to approximately 250 customers by the Company’s agriproducts sales department, while a smaller amount is sold through independent sales agents. Product inventory was $56.7 million as of September 30, 2010 versus $47.2 million as of December 31, 2009.

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

During the off season, the Company fills purchase orders from the inventory it has accumulated during the fishing season or in some cases, by re-selling meal and oil purchased from other suppliers. Generally, prices for the Company’s products tend to be lower during the fishing season when product is more abundant than in the off season. Throughout the entire year, prices are often significantly influenced by supply and demand in world markets for competing products, primarily other global sources of fish meal and oil, and also soybean meal for its fish meal products, and vegetable oils for its fish oil products when used as an alternative.

OMEGA PROTEIN CORPORATION

Purchases and Sales of Third-Party Meal and Oils. The Company has from time to time purchased fish meal and fish oil from other domestic and international manufacturers. These purchase and resale transactions have to date been ancillary to the Company’s base manufacturing and sales business.

Occasionally the Company’s fish catch and resultant product inventories are reduced, primarily due to adverse weather conditions, and the Company further expands its purchase and resale of other fish meals and oils (primarily Panamanian, Peruvian and Mexican fish meal and U.S. menhaden fish meal and oil). Although operating margins from these activities are less than the margins typically generated from the Company’s base domestic production, these operations provide the Company with a source of fish meal and oil to sell into other markets, some of which, the Company has not historically had a presence. During 2007, the Company purchased fish oil totaling approximately 5,500 tons, or approximately 9.1% of fish oil sales volume for 2007. The Company did not purchase any fish meal or fish oil during 2008. During 2009, the Company purchased approximately 11,000 tons of menhaden fish meal, or approximately 7.6% of fish meal sales volumes for 2009. During the nine months ended September 30, 2010 and 2009, the Company purchased 0 tons and approximately 10,600 tons of fish meal, or 0% and approximately 10.3% of fish meal sales volumes for the same period, respectively. Subsequent to September 30, 2010, the Company expects to close on a purchase of 5,000 metric tons of fish meal from a third party for approximately $6.7 million.

Due to the Gulf of Mexico oil spill disaster, the Company anticipates that it will purchase fish meal from third parties to supplement its production shortfalls. The Company has received and will continue to seek reimbursement from BP through the GCCF for, among other things, costs associated with these purchases. See “- Liquidity and Capital Resources – Use of Capital: Fish Meal and Oil Purchases”.

Hurricane Activity and Damages.

2008 Hurricane Activity

During the nine months ended September 30, 2010, the Company received a grant of $0.2 million from the State of Louisiana Hurricane Gustav and Ike Fisheries Recovery Program. The grant provides assistance for commercial fishing owners impacted by Hurricanes Gustav and Ike in 2008. The grant proceeds were recognized as “(Other proceeds) loss resulting from natural disaster, net – 2008 storms” in the Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income.

2005 Hurricane Activity

During the first quarter of 2009, the Company received a grant related to the impact of Hurricane Katrina of $2.7 million, net of fees and expenses, from the State of Mississippi. The Mississippi grant was recognized as “Other proceeds relating to natural disasters, net – 2005 storms” in the Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income for the nine months ended September 30, 2009.

On August 31, 2007, the Company filed a lawsuit in the District Court of Harris, Texas 295th Judicial District, against its prior insurance broker, Aon Risk Services of Texas, who procured the Company’s property insurance policies for the 2005/2006 policy year, which were the subject of prior litigation as a result of claims relating to Hurricanes Rita and Katrina. The Company’s lawsuit against Aon alleges negligent procurement, negligent misrepresentation, breach of contract and violations of Texas insurance and consumer protection laws. Trial for this matter is scheduled in May 2011.

OMEGA PROTEIN CORPORATION

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

During the first nine months of 2010, the ratio of fish meal prices to soybean meal prices increased due to higher fish meal prices caused by a tight supply of fish meal globally. It is possible that this ratio could return to a normal range in the fourth quarter of 2010 and into 2011, thus decreasing the price of fish meal.

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

OMEGA PROTEIN CORPORATION

The ASMFC conserves and manages the menhaden fishery throughout the stock’s coast-wide range. According to federal and ASMFC technical experts, the menhaden population is not over-fished and over-fishing is not occurring throughout its range. The Company supports the ASMFC’s goal of maintaining healthy populations of menhaden and the current research program designed to answer ecological questions regarding menhaden in the Chesapeake Bay and coast-wide. The Chesapeake Bay cap was established as a precautionary measure while research is conducted to address, among other things, the question whether the menhaden harvest in the Bay could cause what is being termed “localized depletion” of menhaden there. No evidence of such localized depletion has been produced.

Because the research regarding menhaden is on-going, in 2009 the ASMFC and Virginia approved an extension of the existing Chesapeake Bay cap for an additional three years (2011-2013) beyond its currently scheduled expiration date in 2010.

The Company monitors regulations which affect fish meal and fish oil in the United States and in some cases, those foreign jurisdictions where it sells its products. To date, such regulations have not had a material adverse effect on the Company’s business, but it is possible they may do so in the future.

Critical Accounting Policies and Estimates

The methods, estimates and judgments used in applying the Company’s critical accounting policies have a significant impact on the results reported in the Consolidated Financial Statements. The SEC has defined the critical accounting policies as the ones that are most important to the portrayal of the Company’s financial condition and operating results, and requires the Company to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are highly uncertain at the time of estimation. Based on this definition, most critical policies include: valuation of inventory (Notes 1 and 3 in the Company’s most recent Form 10-K), valuation of losses related to Jones Act and worker’s compensation insurance claims (Note 1 in the Company’s most recent Form 10-K), valuation of income and deferred taxes (Notes 1 and 9 in the Company’s most recent Form 10-K), and valuation of pension plan obligations (Notes 1 and 11 in the Company’s most recent Form 10-K).

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

Results of Operations

The following table sets forth as a percentage of revenues, certain items of the Company’s results of operations for each of the indicated periods.

OMEGA PROTEIN CORPORATION

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	72.7	97.5	75.8	94.6

Gross profit	27.3	2.5	24.2	5.4
Selling, general and administrative expense	6.3	6.1	8.6	7.8
Research and development expense	0.9	0.7	1.2	0.9
Losses (proceeds) resulting from Gulf of Mexico oil spill disaster, net of recoveries	(1.1)	—	—	—
(Other proceeds) loss resulting from natural disaster, net – 2008 storms	—	—	(0.2)	0.3
Other proceeds relating to natural disaster, net – 2005 storms	—	—	—	(2.2)
(Gain) loss on disposal of assets	—	0.2	0.2	0.1

Operating income (loss)	21.2	(4.5)	14.4	(1.5)
Interest income	—	0.1	—	0.1
Interest expense	(1.2)	(4.5)	(1.6)	(3.3)
Other expense, net	(0.3)	(0.2)	(0.2)	(0.2)

Income (loss) before income taxes	19.7	(9.1)	12.6	(4.9)
Provision (benefit) for income taxes	7.3	(3.5)	4.6	(1.7)

Net income (loss)	12.4%	(5.6%)	8.0%	(3.2%)

Interim Results for the Third Quarters ended September 30, 2010 and September 30, 2009

Revenues. Revenues increased $6.1 million, or 12.2%, from $49.9 million for the three months ended September 30, 2009 to $56.0 million for the three months ended September 30, 2010. The increase in revenues was due to higher sales prices of 56.4% and 33.4% for the Company’s fish meal and fish oil, respectively, which was partially offset by lower sales volumes of 27.2% and 17.4% for the Company’s fish meal and fish oil, respectively. Considering fish meal, fish oil and fish solubles sales activities in total, the Company experienced a $21.4 million increase in revenues due to increased sales prices and a $15.3 million decrease in revenue caused by decreased sales volumes, when comparing the three months ended September 30, 2010 to the three months ended September 30, 2009. The increase in fish meal prices in the third quarter of 2010 is due to contracts entered into during the global tightening of fish meal availability experienced during 2010. The increase in fish oil prices in the third quarter of 2010 is due to the stabilization of prices during 2010 as compared to the market lows experienced during 2009. The decrease in sales volumes from the third quarter of 2010 as compared to 2009 is partially due to lower production level and inventory available to sell as a result of the 2010 Gulf of Mexico oil spill disaster.

Cost of sales. Cost of sales, including depreciation and amortization, for the quarter ended September 30, 2010 was $40.7 million, a $7.9 million decrease, or 16.3%, when compared to the quarter ended September 30, 2009. Cost of sales as a percentage of revenues was 72.7% for the quarter ended September 30, 2010 as compared to 97.5% for the quarter ended September 30, 2009. The decrease in cost of sales as a percentage of revenue was primarily due to the increase in fish meal and fish oil sales prices, partially offset by increased per unit of production costs due to a lower fish catch associated with the Gulf of Mexico oil spill disaster.

Gross profit. Gross profit increased $14.0 million from a gross profit of $1.3 million for the quarter ended September 30, 2009 to a gross profit $15.3 million for the quarter ended September 30, 2010. Gross profit as a percentage of revenue was 27.3% for the quarter ended September 30, 2010 as compared to 2.5% for the quarter ended September 30, 2009. The increase in gross profit as a percentage of revenue was primarily due the increase in fish meal and fish oil sales prices, as discussed above.

OMEGA PROTEIN CORPORATION

Selling, general and administrative expenses. Selling, general and administrative expenses increased $0.6 million, or 18.5%, from $3.0 million for the quarter ended September 30, 2009 to $3.6 million for the quarter ended September 30, 2010. The increase in selling, general and administrative expenses is mainly due to increased costs associated with employee compensation. Specifically, share based compensation in the current quarter increased $0.2 million as compared to the prior year quarter due to 2010 stock option grants.

Research and development expenses. Research and development expenses were $0.4 million for the quarters ended September 30, 2010 and 2009.

Losses (proceeds) resulting from Gulf of Mexico oil spill disaster, net of recoveries. During the quarter ended September 30, 2010, the Company received an emergency payment from the Gulf Coast Claims Facility of $7.3 million of which $0.6 million offset the loss recognized for the quarter ended June 30, 2010, prior to the receipt of any funds. The remainder of the payment and any future payments will be applied to the Company’s inventory cost pool to offset excessive costs incurred in relation to its 2010 Gulf of Mexico fish catch and cost related to purchased product. No such proceeds were received during the quarter September 30, 2009.

(Gain) loss on disposal of assets. The (gain) loss on disposal of assets was ($15,000) and $100,000 for the three months ended September 30, 2010 and 2009, respectively. The losses relate to the disposal of miscellaneous plant assets in the ordinary course of business.

Operating income (loss). As a result of the factors discussed above, the Company’s operating income increased $14.1 million from an operating loss of $2.2 million for the quarter ended September 30, 2009 to operating income of $11.9 million for the quarter ended September 30, 2010. As a percentage of revenues, operating income (loss) increased from a loss of 4.5% for the quarter ended September 30, 2009 to income of 21.2% for the quarter ended September 30, 2010.

Interest income. Interest income decreased by $14,000 from $36,000 for the three months ended September 30, 2009 to $22,000 for the three months ended September 30, 2010. The decrease was primarily due to the decreased cash balance upon which interest is earned during the quarter ended September 30, 2010 as compared to the quarter ended September 30, 2009.

Interest expense. Interest expense decreased $1.6 million, or 70.2%, from $2.3 million for the quarter ended September 30, 2009 to $0.7 million for the quarter ended September 30, 2010. The decrease in interest expense is primarily due to the Company’s cash flow interest rate hedges becoming ineffective during the quarter ended September 30, 2009 as the result of early debt repayments made which resulted in $1.4 million of additional interest expense. The decrease in interest expense is also due to the decreased debt balance associated with the Company repaying its term loan in September and October 2009. These decreases were partially offset by a decrease in capitalized interest, which is netted against interest expense, for the current quarter which was less than the prior year quarter due to the completion of certain capital projects.

Other expense, net. Other expense, net was $0.1 million for the quarters ended September 30, 2010 and 2009.

Provision (benefit) for income taxes. The Company recorded a $4.1 million provision for income taxes for the quarter ended September 30, 2010 representing an effective tax rate of 37.0% for income taxes compared to 38.1% for the quarter ended September 30, 2009. The decrease in the effective tax rate is primarily a result of the impact of certain nondeductible items and the increased level of expected book income. The Company believes that it is more probable than not that the recorded estimated deferred tax asset benefits and state operating loss carry-forwards will be realized except for the amount for which a valuation allowance has been provided. The statutory tax rate of 34% for U.S. federal taxes was in effect for the three month periods ended September 30, 2010 and 2009.

OMEGA PROTEIN CORPORATION

Interim Results for the Nine Months ended September 30, 2010 and September 30, 2009

Revenues. Revenues increased $2.8 million, or 2.2%, from $121.8 million for the nine months ended September 30, 2009 to $124.6 million for the nine months ended September 30, 2010. The increase in revenues was due to higher sales prices of 42.8% and 3.6% for the Company’s fish meal and fish oil, respectively, which was partially offset by lower sales volumes of 25.4% and 8.9% for the Company’s fish meal and fish oil, respectively. Considering fish meal, fish oil and fish solubles sales activities in total, the Company experienced a $31.8 million increase in revenues due to the increase in sales prices and a $29.0 million decrease in revenue caused by decreased sales volumes, when comparing the nine months ended September 30, 2010 to the nine months ended September 30, 2009. The increase in fish meal prices in the first nine months of 2010 is due to contracts entered into during the global tightening of fish meal availability experienced during 2010. The decrease in sales volumes from the first nine months of 2009 is partially due to the Company beginning 2010 with less fish meal and fish oil inventory as compared to the beginning of 2009. Additionally, the decrease in sales volumes from the first nine months of 2009 is partially due to lower production level and inventory available to sell as a result of the 2010 Gulf of Mexico oil spill disaster.

Cost of sales. Cost of sales, including depreciation and amortization, for the nine months ended September 30, 2010 was $94.5 million, a $20.8 million decrease, or 18.1%, as compared to the nine months ended September 30, 2009. Cost of sales as a percentage of revenues was 75.8% for the nine months ended September 30, 2010 as compared to 94.6% for the nine months ended September 30, 2009. The decrease in cost of sales as a percentage of revenue was primarily due to the increase in fish meal sales prices, partially offset by increased per unit of production costs due to a lower fish catch associated with the Gulf of Mexico oil spill disaster.

Gross profit. Gross profit increased $23.5 million from $6.6 million for the nine months ended September 30, 2009 to $30.1 million for the nine months ended September 30, 2010. Gross profit as a percentage of revenue was 24.2% for the nine months ended September 30, 2010 as compared to 5.4% for the nine months ended September 30, 2009. The increase in gross profit as a percentage of revenue was primarily due the increase in fish meal sales prices, as discussed above.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $1.2 million, or 13.3%, from $9.6 million for the nine months ended September 30, 2009 to $10.8 million for the nine months ended September 30, 2010. The increase in selling, general and administrative expenses is primarily due to increased costs associated with employee compensation. Specifically, share based compensation in the nine months ended September 30, 2010 increased $0.7 million as compared to the nine months ended September 30, 2009 due to 2010 stock option grants.

Research and development expenses. Research and development expenses increased $0.3 million from $1.0 million for the nine months ended September 30, 2009 to $1.3 million for the nine months ended September 30, 2010. The 28.8% increase is mainly attributable to employee and travel related costs.

(Other proceeds) loss resulting from natural disaster, net—2008 storms. For the nine months ended September 30, 2010, the Company recognized a gain of $0.2 million related to a grant from the State of Louisiana Hurricane Gustav and Ike Fisheries Recovery Program. This amount represents the total grant expected to be received in 2010. For the nine months ended September 30, 2009, the Company incurred losses, net of insurance receivable, of $0.4 million relating to damages incurred at its Abbeville and Cameron, Louisiana, fish processing facilities related to Hurricane Ike in 2008.

OMEGA PROTEIN CORPORATION

Other proceeds relating to natural disaster, net—2005 storms. For the nine months ended September 30, 2009, the Company received a federal hurricane assistance grant of $2.7 million from the State of Mississippi, net of fees, related to the impact of Hurricane Katrina on the Company. No grant was received for the nine months ended September 30, 2010.

(Gain) loss on disposal of assets. The loss on disposal of assets was $0.3 million for the nine months ended September 30, 2010. The loss primarily relates to two decommissioned fishing vessels which were sold as scrap. For the nine months ended September 30, 2009, the Company recognized a loss of $0.1 million relating to the disposal of miscellaneous plant assets in the ordinary course of business.

Operating income (loss). As a result of the factors discussed above, the Company’s operating income increased $19.7 million from an operating loss of $1.8 million for the nine months ended September 30, 2009 to operating income of $17.9 million for the nine months ended September 30, 2010. As a percentage of revenues, operating income increased from an operating loss of 1.5% for the nine months ended September 30, 2009 to operating income of 14.4% for the nine months ended September 30, 2010.

Interest income. Interest income decreased by $140,000 from $168,000 for the nine months ended September 30, 2009 to $28,000 for the nine months ended September 30, 2010. The decrease was primarily due to the decreased cash balance upon which interest is earned during the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009.

Interest expense. Interest expense decreased $2.1 million, or 52.2%, from $4.0 million for the nine months ended September 30, 2009 to $1.9 million for the nine months ended September 30, 2010. The decrease in interest expense is primarily due to the Company’s cash flow interest rate hedges becoming ineffective during the nine months ended September 30, 2009 as the result of early debt repayments made which resulted in $1.4 million of additional interest expense. The decrease in interest expense is also due to the decreased debt balance associated with the Company repaying its term loan in September and October 2009. These decreases were partially offset by a decrease in capitalized interest, which is netted against interest expense, for the current nine month period which was less than the prior year nine month period due to the completion of certain capital projects.

Other expense, net. Other expense, net was $0.3 million for the nine months ended September 30, 2010 and 2009.

Provision (benefit) for income taxes. The Company recorded a $5.8 million provision for income taxes for the nine months ended September 30, 2010 representing an effective tax rate of 36.7% for income taxes compared to 33.4% for the nine months ended September 30, 2009. The increase in the effective tax rate is primarily a result of the impact of certain nondeductible items and the increased level of expected book income. The Company believes that it is more probable than not that the recorded estimated deferred tax asset benefits and state operating loss carry-forwards will be realized except for the amount for which a valuation allowance has been provided. The statutory tax rate of 34% for U.S. federal taxes was in effect for the nine month periods ended September 30, 2010 and 2009.

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

At September 30, 2010, the Company had an unrestricted cash balance of $19.5 million, an increase of $17.3 million from December 31, 2009. This increase was primarily due to operations, proceeds from a Title XI term loan of $10 million and the reimbursement of losses from the GCCF of $7.3 million, partially offset by debt payments, capital spending and spending related to the 2010 fishing season. The Company’s annual revenues and its resulting liquidity are highly dependent on annual fish catch, production yields, selling prices for its products and inventories available for sale. The Company’s selling prices for its products increased 24.9% for the nine months ended September 30, 2010 as compared to fiscal year 2009.

The aggregate amount of the Company’s outstanding indebtedness at September 30, 2010 was approximately $34.0 million compared to approximately $25.9 million at December 31, 2009. The Company has a moderately leveraged financial structure which could limit its financial flexibility. In particular, the Company will be required to use a portion of its cash flows to pay principal and interest on its debt, which will reduce the amount of money the Company has for operations, capital expenditures, expansion, acquisitions or general corporate or other business activities. In addition, the covenants contained in the Company’s debt agreements limit its ability to borrow money in the future for acquisitions, capital expenditures or to meet the Company’s operating expenses or other general corporate obligations. See “Risk Factors—The Company has a moderate amount of indebtedness, which may adversely affect its ability to operate its business, remain in compliance with debt covenants and make payments on its debt” in the Company’s 2009 Form 10-K.

Source of Capital: Operations

Net cash flow provided by operating activities decreased from approximately $24.3 million for the nine month period ended September 30, 2009 to $19.5 million for the nine month period ended September 30, 2010. The decrease in operating cash flow is primarily attributable to changes in inventory, receivables, and accrued liabilities. Specifically, the decrease in operating cash flow related to changes in receivables is due to a large amount of export sales that were classified as receivables as of December 31, 2008 and subsequently collected during the nine months ended September 30, 2009. Operating activities for the nine month period ended September 30, 2010 also includes the receipt of $7.3 million from the GCCF related to the Gulf of Mexico oil spill disaster and a grant of $0.2 million from the State of Louisiana related to the impacts of Hurricanes Gustav and Ike.

OMEGA PROTEIN CORPORATION

Source of Capital: Debt

Net financing activities provided (used) cash of $8.1 million and ($21.4) million during the nine month periods ended September 30, 2010 and 2009, respectively. The nine month period ended September 30, 2010 included $10.0 million in proceeds from a Title XI term loan, $2.2 million in debt and capital lease principal payments and $0.4 million in proceeds and tax effects received from stock options exercised. The nine month period ended September 30, 2009 included $21.4 million in debt and capital lease principal payments.

On December 1, 2005, pursuant to the Title XI program, the United States Department of Commerce Fisheries Finance Program (the “FFP”) approved a second financing application made by the Company in the amount of $16.4 million (the “Second Approval Letter”). In May 2006, the Company submitted a $6.3 million financing request under the Second Approval Letter. The Company closed on the $6.3 million FFP loan in the first quarter of 2007. In September 2009, the Company submitted a $10.0 million financing request under the remaining Second Approval Letter. The Company closed on the $10.0 million financing request on June 1, 2010. As of September 30, 2010, the Company had approximately $34.0 million of borrowings outstanding under Title XI and was in compliance with all of the covenants contained therein.

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

As of September 30, 2010, the Company had no amounts outstanding under the Loan Agreement and approximately $3.0 million in letters of credit issued primarily in support of worker’s compensation insurance programs. The Company has no off-balance sheet arrangements other than normal operating leases and standby letters of credit.

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

OMEGA PROTEIN CORPORATION

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

As of September 30, 2010, the Company was in compliance with all covenants under the Loan Agreement. For a more detailed description of the Loan Agreement, see the Company’s current report on Form 8-K filed with the SEC on October 23, 2009.

Use of Capital: Operations

Net investing activities used cash of $10.4 million and $5.0 million for the nine month periods ended September 30, 2010 and 2009, respectively. The Company’s investing activities consist mainly of capital expenditures for equipment purchases, replacements, vessel refurbishments, and fish oil refining processes. The Company made capital expenditures of approximately $10.7 million and $15.2 million, for the nine month periods ended September 30, 2010 and 2009, respectively. The Company anticipates making an additional $4.4 million in capital expenditures during the remainder of 2010 primarily for the refurbishment of vessels and plant assets and for the repair of certain equipment. Investing activities for the nine month period ended September 30, 2009 also includes the receipt of a grant of $2.7 million, net of fees and expenses, related to the impact of Hurricane Katrina, from the State of Mississippi, and the receipt of $7.5 million in proceeds from insurance companies relating to Hurricane Ike.

Use of Capital: Acquisitions

The Company from time to time considers potential transactions including, but not limited to, enhancement of physical facilities to improve production capabilities and the acquisition of other businesses. Certain of the potential transactions reviewed by the Company would, if completed, result in its entering new lines of business (generally including certain businesses to which the Company sells its products such as pet food manufacturers, aquaculture feed manufacturers, fertilizer companies and organic and supplement foods manufacturers and distributors), although historically, reviewed opportunities have been generally related in some manner to the Company’s existing operations or which would have added new protein products to the Company’s product

OMEGA PROTEIN CORPORATION

lines. Although the Company does not budget for acquisitions and, as of the date hereof, does not have any commitment with respect to a material acquisition, it could enter into such agreement in the future. Depending on the size of the acquisition, the Company would expect to finance the transaction using internally generated cash flows and its current credit agreements, or, if necessary, equity or debt financings. The Company cannot assure that such financings will be available on acceptable terms, if at all.

Use of Capital: Contractual Obligations

The following tables aggregate information about the Company’s contractual cash obligations and other commercial commitments (in thousands) as of September 30, 2010:

Contractual Cash Obligations	Payments Due by Period
	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years

Long-term debt	$33,969	$2,894	$6,086	$5,829	$19,160
Capital lease obligation	1,355	412	943	—	—
Interest on long term debt and capital lease obligation	13,353	2,310	3,716	2,803	4,524
Operating lease obligations	8,118	2,089	3,801	2,020	208
Pension funding	11,698	1,651	5,737	2,655	1,655
Fish meal purchase obligations(1)	6,650	6,650	—	—	—
Energy commitments (2)	28	28	—	—	—

Total Contractual Cash Obligations	$75,171	$16,034	$20,283	$13,307	$25,547

(1)	As of September 30, 2010, the Company has entered into purchase commitments of approximately $6.7 million to purchase Moroccan fish meal that is expected to be delivered in the fourth quarter of 2010.
(2)

As of September 30, 2010, the Company has entered into purchase commitments of approximately $28,000 related to natural gas basis contracts that will be delivered in quantities expected to be used in the normal course of business during the remainder of the 2010 fishing season.

Use of Capital: Fish Meal and Oil Purchases

Due to the Gulf of Mexico oil spill, the Company may have a shortfall of fish meal and fish oil necessary to fulfill its existing sale contracts, as well as other possible customer demands. The Company expects to purchase fish meal from third parties to supplement its production and has received and will continue to seek reimbursement from BP through the GCCF for, among other things, costs associated with those purchases. To the extent that the Company effects these purchases and fulfills existing forward sales contracts, its revenues will be generally unaffected but the profit margins could be substantially reduced or possibly eliminated, resulting in losses on those particular transactions.

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

OMEGA PROTEIN CORPORATION

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

The Company is also exposed to market risk associated with natural gas and diesel prices. To partially mitigate this risk, the Company has forward purchased a portion of its expected natural gas, diesel and Bunker C usage for 2010, 2011 and 2012. The Company is currently exposed to market risk associated with increases in natural gas, Bunker C, and diesel prices related to the portion not covered by swaps for 2010, 2011 and 2012.

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

On August 31, 2007, the Company filed a lawsuit in the District Court of Harris, Texas 295th Judicial District, against its prior insurance broker, Aon Risk Services of Texas, who procured the Company’s property insurance policies for the 2005/2006 policy year, which were the subject of prior litigation as a result of claims relating to Hurricanes Rita and Katrina. The Company’s lawsuit against Aon alleges negligent procurement, negligent misrepresentation, breach of contract and violations of Texas insurance and consumer protection laws. Trial for this matter is scheduled for May 2011.

In April 2010, the Company received a request for information pursuant to Section 308 of the Federal Water Pollution Control Act (Clean Water Act) from Region 3 of the United States Environmental Protection Agency (the “EPA”) concerning the Company’s wastewater practices used in its fishing operations at its Reedville, Virginia facility. The Company has responded to the request. The Company cannot predict the outcome of the EPA’s review.

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

For example, in response to the oil spill caused by the Deepwater Horizon oil rig explosion in the Gulf of Mexico in April 2010 and the subsequent temporary and intermittent closures of certain commercial and recreational fishing grounds by the Louisiana Department of Fisheries and Wildlife, the Mississippi Department of Marine Resources and the National Oceanic and Atmospheric Administration (“NOAA”), the Company relocated its nine Moss Point, Mississippi fishing vessels and three carry vessels to fishing grounds on the west side of the Mississippi River Delta in an attempt to minimize vessel downtime and business interruptions. The docking and re-supply areas for the Moss Point fleet were temporarily relocated from the Company’s Moss Point facility to the Company’s Morgan City, Louisiana facility. The Company’s Abbeville, Louisiana facility was also available to provide support as needed. The subsequent expansions of the closed fishing grounds required the Company to temporarily redeploy its vessels among its various Gulf facility locations to avoid the restricted areas. The oil spill and fishing ground closures resulted, initially, in the temporary interruption of fish processing at the Moss Point, Mississippi facility. The spill and expanded state and federal fishing ground closures forced the Company to almost completely cease all fishing operations at its three Gulf Coast facilities beginning in late June through July 2010. Subsequent to July, although the fishing grounds have begun to reopen in some areas which allowed the Company to fish in previously restricted areas, there are still some fishing grounds which remain closed and continued to effect the Company’s fishing through September 30, 2010.

The Company cannot predict what effect the oil spill, the Company’s response plan or the fisheries partial closure, will have on its fish catch, processing efficiency or customer perceptions about its products.

The Company cannot predict with any certainty: (1) the effect of the oil spill on the Company’s business operations and fish-catch, both short-term and long-term, (2) the effect of government intervention in connection with the oil spill, including without limitation, any restrictions that may be imposed on fishing, navigation and access to the Company’s facilities or restrictions on the sale of marine proteins produced from the Gulf of Mexico, (3) the effect of the oil spill, short-term and long-term, on the menhaden fishery or ecosystem supporting that fishery, (4) customer perceptions about marine products from the Gulf of Mexico or the United States due to concerns about contamination or availability, and (5) the amount of any reimbursement from BP or the GCCF for damages caused by the Deepwater Horizon oil spill that is ultimately received by the Company.

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

OMEGA PROTEIN CORPORATION

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

In June 2010, the Company’s Board of Directors adopted a Shareholder Rights Plan, pursuant to which rights were distributed to our stockholders at a rate of one right for each share of common stock held of record as of July 12, 2010. The Shareholder Rights Plan is designed to enhance the Board’s ability to prevent an acquirer from depriving stockholders of the long-term value of their investment and to protect stockholders against attempts to acquire the Company by means of unfair or abusive takeover tactics. However, the existence of the Shareholder Rights Plan may impede a takeover not supported by the Board, including a takeover that may be desired by a majority of the Company’s stockholders or involving a premium over the prevailing stock price.

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

OMEGA PROTEIN CORPORATION
(Registrant)

November 4, 2010	By:	/s/ ROBERT W. STOCKTON
(Executive Vice President, Chief Financial Officer)