Form 10-K
period 2010-12-31
OMEGA PROTEIN CORP
filed 2011-03-03
CIK 1053650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $65,678,350 as of June 30, 2010 (computed by reference to the quoted closing price of the registrant’s common stock on the New York Stock Exchange on June 30, 2010). Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On March 1, 2011, there were outstanding 18,842,777 shares of the Company’s common stock, $0.01 par value.

Documents incorporated by reference: Portions of the registrant’s definitive proxy statement for its 2010 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2010, are incorporated by reference to the extent set forth in Part III of this Form 10-K.

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

PART I

Item 1. and 2.    Business and Properties.

General

Omega Protein Corporation is a nutritional ingredient company and the largest processor, marketer and distributor of fish meal and fish oil products in the United States. As used herein, the term the “Company” refers to Omega Protein Corporation and its consolidated subsidiaries, as applicable. The Company’s principal executive offices are located at 2105 City West Boulevard, Suite 500, Houston, Texas 77042-2838 (Telephone: (713) 623-0060).

The Company operates through three primary subsidiaries: Omega Protein, Inc., Omega Shipyard, Inc. and Cyvex Nutrition, Inc. Omega Protein, Inc. (“Omega Protein”), the Company’s principal operating subsidiary, operates in the menhaden processing business and is the successor to a business conducted since 1913. Omega Shipyard, Inc. (“Omega Shipyard”) owns a drydock facility in Moss Point, Mississippi that is used to provide shoreside maintenance for Omega Protein’s fishing fleet and, subject to outside demand and excess capacity, occasionally for third-party vessels. Cyvex Nutrition, Inc. (“Cyvex”), founded in 1984 and acquired by the Company on December 16, 2010, is located in Irvine, California and participates in the nutraceutical industry as an ingredient provider. Revenues from Omega Shipyard for third-party vessel work and Cyvex were not material in 2010. The Company also has a number of other immaterial direct and indirect subsidiaries.

Omega Protein produces and sells a variety of protein and oil products derived from menhaden, a species of wild herring-like fish found along the Gulf of Mexico and Atlantic coasts. The fish are not genetically modified or enhanced. Omega Protein processes several grades of fish meal, as well as fish oil and fish solubles. Omega Protein’s fish meal products are primarily used as a protein ingredient in animal feed for swine, aquaculture and household pets. Fish oil is used for animal and aquaculture feeds, industrial applications, additives to human food products and as dietary supplements. Omega Protein’s fish solubles are sold primarily to bait manufacturers, aquaculture feed manufacturers and for use as an organic fertilizer. See “Company Overview—Products—Fish Meal” and “—Fish Oil.”

All of Omega Protein’s products contain healthy long-chain Omega-3 fatty acids. Omega-3 fatty acids are commonly referred to as “essential fatty acids” because human and animal bodies do not produce them. Instead, essential fatty acids must be obtained from outside sources, such as food or special supplements. Long-chain Omega-3s are also commonly referred to as a “good fat” for their health benefits, as opposed to “bad fats” that create or aggravate health conditions through long-term consumption. Scientific research suggests that long-chain Omega-3s as part of a balanced diet may provide significant benefits for health issues such as cardiovascular disease, inflammatory conditions and other ailments.

Under its production process, Omega Protein produces OmegaPure®, a taste-free, odorless refined fish oil which is the only marine source of long-chain Omega-3s directly affirmed (as opposed to self affirmed) by the U.S. Food and Drug Administration (“FDA”) as a food ingredient that is Generally Recognized as Safe (“GRAS”). See “Company Overview—Products—Food Grade Oils.”

Omega Protein operates four menhaden processing plants: two in Louisiana, one in Mississippi and one in Virginia. It also operates a Health and Science Center in Reedville, Virginia, which provides 100-metric tons per day fish oil processing capacity for the Company’s food, industrial and feed grade oils. Omega Protein’s technical center in Houston, Texas, the OmegaPure Technology and Innovation Center, has food science application labs as well as analytical, sensory, lipids research and pilot plant capabilities. See “Company Overview—Meal and Oil Processing Plants” and “OmegaPure Technology and Innovation Center.”

On December 16, 2010, the Company acquired Cyvex, a dietary supplement ingredient supplier based in Irvine, California. Cyvex is a premium, science-based nutraceutical supplier to dietary supplement manufacturers that focus on human health and wellness. The Company believes that the acquisition of Cyvex will expand its presence in the human health and wellness market and will provide access to the top supplement manufacturers who purchase a variety of ingredients, including fish oil. Prior to acquisition, Cyvex’s unaudited revenues for 2010 were approximately $11.3 million.

Geographic Information

Export sales of fish oil and fish meal were approximately $85 million, $81 million, and $81 million in 2010, 2009, and 2008, respectively. Such sales were made primarily to Asian, European and Canadian markets. In 2010, 2009 and 2008, sales to the Company’s top customer were approximately $20.6 million, $17.7 million and $20.4 million, respectively. The top customer, Nestle Purina, was the same for 2010 and 2009.

The following table shows the geographical distribution of revenues (in thousands) based on location of customers:

	Years Ended December 31,
	2010		2009		2008
	Revenues	Percent	Revenues	Percent	Revenues	Percent
U.S.	$83,101	49.5%	$83,749	50.8%	$96,335	54.3%
Mexico	8,040	4.8	989	0.6	4,790	2.7
Europe	19,610	11.7	19,454	11.8	26,257	14.8
Canada	13,404	8.0	10,551	6.4	12,951	7.3
Asia	40,199	24.0	48,139	29.2	26,789	15.1
South & Central America	3,350	2.0	1,979	1.2	10,290	5.8

Total	$167,704	100.0%	$164,861	100.0%	$177,412	100.0%

Company Overview

Businesses. Omega Protein is the largest U.S. producer of protein-rich meal and oil derived from marine sources. Omega Protein’s products are produced from menhaden (a herring-like fish found in commercial quantities), and include regular grade and value-added specialty fish meals, crude and refined fish oils and fish solubles. Cyvex, acquired by the Company on December 16, 2010, participates in the nutraceutical industry as a dietary supplement ingredient provider.

Menhaden Fishing

Fishing. Omega Protein’s principal raw material is menhaden, a species of fish that inhabits coastal and inland tidal waters in the United States. Menhaden usually school in large, tight clusters and are commonly found in warm, shallow waters. Spotter aircraft locate the schools and direct the fishing vessels to them. The principal fishing vessels transport two 40-foot purse boats, each carrying several fishermen and one end of a 1,500-foot net. The purse boats encircle the school and capture the fish in the net. The fish are then pumped from the net into refrigerated holds of the fishing vessel or onto a carry vessel, and then are unloaded at Omega Protein’s processing plants. “Carry vessels” do not engage in active fishing but instead carry fish from Omega Protein’s offshore fishing vessels or nets to its plants. Utilization of carry vessels increases the amount of time that certain fishing vessels remain offshore fishing productive waters and therefore increases Omega Protein’s fish catch per vessel employed. The carry vessels have reduced crews and crew expenses and incur less maintenance cost than the fishing vessels.

At December 31, 2010, Omega Protein owned a fleet of 49 fishing vessels and 34 spotter aircraft for use in its fishing operations and also leased additional aircraft where necessary to facilitate operations. During the 2010 fishing season in the Gulf of Mexico, which runs from mid-April through October, Omega Protein operated 29 fishing and carry vessels and 28 spotter aircraft. The fishing area in the Gulf is generally located along the Gulf Coast, with a concentration off the Louisiana and Mississippi coasts. The fishing season along the Atlantic coast begins in early May and usually extends into December. During the 2010 season, Omega Protein operated 10 fishing vessels and 8 spotter aircraft along the Mid-Atlantic coast, concentrated primarily in and around Virginia and North Carolina. The remaining fleet of fishing vessels and spotter aircraft are not routinely operated during the fishing season and are back-up to the active fleet, used for other transportation purposes, inactive or in the process of refurbishment in the Company’s shipyard.

As discussed above, the menhaden industry has historically harvested fish by means of a purse seine technique which utilizes two forty-foot long, open cockpit boats, or “purse boats”, each carrying and deploying half of a purse seine net. Omega Protein, in conjunction with Omega Shipyard, has designed what it believes could be an innovative new approach to menhaden fishing which involves a single catamaran style vessel to replace the two purse boats. The Company believes that a single catamaran vessel may provide a superior method of fishing compared to the twin purse boats because the catamaran can operate with fewer crewmembers, can operate for long periods independently of the main fishing vessel and can be propelled by high volume, low pressure water jets which should result in quieter operation and thus increased fishing harvests. Omega Shipyard has constructed one prototype catamaran vessel (at a cost of $1.7 million) and began testing the vessel during the 2010 fishing season. Omega Protein intends to continue to test this catamaran prototype during its 2011 fishing season in the Gulf of Mexico. If the prototype vessel performs well in 2011, the Company will evaluate how this new design might allow it to reconfigure Omega Protein’s fishing fleet to operate more efficiently.

Omega Protein’s total fish catch for 2010 was materially impacted by the Gulf of Mexico oil spill disaster. See “Company Overview—Gulf of Mexico Oil Spill Disaster.” Omega Protein’s total fish catch (Gulf of Mexico plus Atlantic for 2010) was approximately 90% of its total 2010 fish catch plan. However, Omega Protein’s Gulf of Mexico fish catch was 22% behind its Gulf of Mexico 2010 fish catch plan. The Company has not historically reported fish catch data by fishing areas, but is doing so because of the uniqueness of the situation created by the oil spill. In response to the fish catch shortfall, Omega Protein purchased 6,315 short tons of third party fish meal inventory to service customers until it begins its 2011 fishing season. See “- Liquidity and Capital Resources—Use of Capital: Fish Meal and Oil Purchases”.

Meal and Oil Processing Plants. Omega Protein operates four meal and oil processing plants, two in Louisiana, one in Mississippi and one in Virginia, where the menhaden are processed into three general product types: fish meal, fish oil and fish solubles. Omega Protein’s processing plants are located in coastal areas near Omega Protein’s fishing fleet. Annual volume processed varies depending upon menhaden catch. Each plant maintains a dedicated dock to unload fish, fish processing equipment and product storage facilities. The fish are unloaded from the fishing vessels into storage boxes and then conveyed into steam cookers. The fish are then passed through presses to remove most of the oil and water. The solid portions of the fish are dried and ground into fish meal. The liquid that is produced in the cooking and pressing operations contains oil, water, dissolved protein and some fish solids. This liquid is decanted to remove the solids and is put through a centrifugal oil and water separation process. The separated fish oil is a finished product called crude oil. The separated water and protein mixture is further processed through evaporators to recover the soluble protein, which can be sold as a finished product or added to the solid portions of the fish for processing into fish meal.

On September 13, 2008, Omega Protein’s Abbeville and Cameron, Louisiana fish processing facilities were damaged by Hurricane Ike. Both of these facilities were non-operational immediately after the hurricane. Operations at the Abbeville fish processing facility were restored to full capacity on September 22, 2008. The Cameron fish processing facility was fully functional prior to the beginning of the 2009 fishing season.

Shipyard. Omega Shipyard owns a 49.4 acre shipyard facility in Moss Point, Mississippi which includes three dry docks, each with a capacity of 1,300 tons. The shipyard is used for routine maintenance and vessel refurbishment on Omega Protein’s fishing vessels and occasionally for shoreside maintenance services to third-party vessels if excess capacity exists.

Health and Science Center. Omega Protein’s Health and Science Center provides 100-metric tons per day fish oil processing capacity and is located adjacent to Omega Protein’s Reedville, Virginia processing plant. The food-grade facility includes state-of-the-art processing equipment and controls that allows Omega Protein to refine, bleach, fractionate and deodorize its menhaden fish oil and has more than tripled Omega Protein’s previous refined fish oil production capacity for food, industrial and feed grade oils. The facility also provides Omega Protein with automated packaging and on-site frozen storage capacity and has a lipids analytical laboratory to enhance the development of Omega-3 oils and food products.

OmegaPure Technology and Innovation Center. Omega Protein’s OmegaPure Technology and Innovation Center located in Houston, Texas is dedicated to further developing Omega Protein’s OmegaPure® food grade Omega-3 product line as well as serving the Company as an in-house analytical laboratory and participating in various new product development and research and development projects by utilizing their scientific expertise. The facility has food science application labs, as well as analytical, sensory and pilot plant capabilities. The facility also has a lipids research lab where Omega Protein plans to continue to develop new Omega-3 products that have improved functionality and technical characteristics.

Products. Omega Protein sells three general types of menhaden based products: fish meal, fish oil and fish solubles.

Fish Meal. Fish meal, the principal product made from menhaden, is sold primarily as a high-protein feed ingredient. It is used as a feed ingredient in feed formulated for pigs and other livestock, aquaculture and household pets. Each use requires certain standards to be met regarding quality and protein content, which are determined by the freshness of the fish and by processing conditions such as speed and temperatures. Omega Protein produces fish meal of several different types:

Special Select™. Special Select™ is a premium grade low temperature processed fish meal. The quality control guidelines are very stringent, producing a higher protein level and higher digestibility and a lower total volatile nitrogen (“TVN”) and histamine content. These guidelines require that only the freshest fish and the gentlest drying process be used. Special Select™ is targeted for monogastrics, including baby pigs, pets, shrimp and fish.

SeaLac™. SeaLac™ is similar to Special Select™ in its freshness (low TVN) and gentle drying (high digestibility). During the processing however, Omega Protein removes some of the soluble protein. This step allows the amount of rumen undegradable protein to be maximized while still maintaining excellent digestibility. This product is made specifically for dairy and beef cattle, sheep, goats and other ruminants requiring bypass protein.

FAQ Meal. FAQ (Fair Average Quality) Meal, Omega Protein’s commodity grade fish meal, guarantees a protein content of at least 60%. This product typically is used in protein blends for catfish, pets and other animals.

Fish Oil. Omega Protein produces crude unrefined fish oil, refined fish oil and food grade oils.

Unrefined Fish Oil. Unrefined fish oil (also referred to as crude fish oil) is Omega Protein’s basic fish oil product. This grade of fish oil has not undergone any portion of the refining process. Omega Protein’s markets for crude fish oil have changed over the past decade. In the 1990’s, Omega Protein’s main crude fish oil market, which accounted for greater than 90% of Omega Protein’s production, was the manufacturers of hydrogenated oils for human consumption such as margarine and shortening. In 2008, 2009 and 2010, Omega Protein estimates that approximately 60%, 66% and 80% of its crude fish oil was sold as a feed ingredient to the aquaculture industry, respectively. The development of the worldwide aquaculture industry has resulted in steady demand for fish oils in order to improve feed efficiency, nutritional value, survivability and health of farm-raised fish species.

Refined Fish Oil. Omega Protein’s refined fish oils come in three basic grades. Refined oils also include industrial grade oils which are used in a variety of industrial applications.

Feed Grade Oils. Feed grade menhaden oil is processed and refined to offer a high Omega-3 oil for use in pet, aquaculture and livestock feeds. The processing reduces free fatty acids, color and oxidative precursors while enhancing Omega-3 fatty acids for incorporation in the final feed to enhance skin and coat conditioning, reproductive performance, and immunity. Kosher products are available. Omega Protein’s refined feed grade fish oils are sold in two basic grades under the name Virginia Prime™. Virginia Prime GoldTM fish oil is alkali refined, bleached and then fractionated. Virginia Prime Platinum™ fish oil is alkali refined, bleached, fractionated and then deodorized.

SeaCideTM. SeaCideTM is a unique blend of refined menhaden oil and an emulsifier developed for use against target pests and fungal diseases that occur in a variety of field crops, orchards, vineyards and greenhouse operations. SeaCideTM is an organic alternative to chemical insecticides and fungicides, is less phytotoxic than petroleum based oils, is compatible with most fertilizers, and is versatile enough for use on virtually any crop. SeaCideTM is listed for organic uses by the Organic Materials Review Institute (“OMRI”).

OmegaEquis. OmegaEquis is a specialty feed additive product for the equine market that supplies omega-3 fatty acids to horses. OmegaEquis is Virginia Prime Gold™ that has been alkali refined, bleached, fractionated and then flavored in order to enhance palatability.

Industrial Grade Oils. Omega Protein’ industrial grade menhaden oils are refined and processed to enhance the unique fatty acid range, making them desirable for a number of drying and lubricating applications including coolant transfer, chemical raw material, drying and rustproofing paints, drilling fluids and leather treatment chemicals.

Food Grade Oils. Omega Protein has developed a process to highly refine menhaden oil to remove flavor, odor, color and pro-oxidants and offer a naturally high, long-chain Omega-3 content. Omega Protein’s product in this grade is OmegaPure®. Food applications for OmegaPure® are designed to deliver a stable, odorless, flavorless source of Omega-3 fatty acids to enhance human nutrition. These applications include mainstream consumer foods, medical care foods and dietary supplements. OmegaPure® is also kosher-certified by Orthodox Union.

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

Omega Protein is the only fully-integrated fish oil processing operation in the United States that both directly conducts fishing operations and also manufactures highly refined EPA and DHA from these marine resources. Omega Protein can control the purity and quality of its product from harvesting all the way through manufacturing and shipment.

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

In addition to EPA and DHA, menhaden oil contains appreciable amounts of Omega-3 DPA. Omega-3 DPA has been recognized since an early study involving Greenland Eskimos in which these Eskimos consumed very high fat diets consisting of marine mammals and yet showed little evidence of heart disease. Omega-3 DPA is a metabolic intermediary between EPA and DHA and may play a role in protection from cardiovascular disease as well as age-related decline in cognition. Omega-3 DPA is found in seal and whale blubber, human blood and human milk. Menhaden oil is a rich source of Omega-3 DPA, whereas most other fish oils used for dietary supplements are not.

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

Fish Solubles. Fish solubles are a liquid protein product used as an additive in fish meal and are also marketed as an independent product to animal feed formulators and the fertilizer industry. Omega Protein’s soluble-based products are:

Neptune™ Fish Concentrate. This aqua grade liquid protein is composed of low molecular weight, water-soluble compounds such as free amino acids, peptides and nucleotides that are attractants for a variety of aquaculture feeds. The product is used as the attractant in some commercial baits and may be used in both shrimp and finfish diets to improve attractability and thus consumption. Neptune™ Fish Concentrate also can be added directly to grow-out ponds as a fertilizer to help feed plankton and other natural food sources.

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

Distribution System. Omega Protein’s distribution system of warehouses and tank storage facilities allow for transportation via trucks, barges, containers and railcars to service Omega Protein’s customers throughout the United States and also foreign locations. Omega Protein owns and leases warehouses and tank storage space for storage of its products, generally at terminals along the Mississippi River. Omega Protein generally contracts with third-party trucking, vessel, barge, container and railcar companies to transport its products to and from warehouses and tank storage facilities and directly to its customers.

Omega Protein sells a sizeable portion of its products on a two-to-twelve-month forward contract basis with the balance sold on a spot basis through purchase orders. Omega Protein’s sales contracts generally contain force majeure and other production allocation provisions. Due to the 2010 Gulf of Mexico oil spill disaster, Omega Protein has purchased additional fish meal from a third party to supplement its production and received partial reimbursement from BP through the GCCF for additional costs associated with this purchase. Historically, fish meal and fish oil sold on a forward contract basis has fluctuated from year to year based upon perceived market availability and forward price expectations. As of February 28, 2011, Omega Protein had either sold or sold forward on a contract basis approximately 124,100 tons of fish meal and 55,300 tons of fish oil for 2011.

Omega Protein’s annual revenues are highly dependent on pricing, annual fish catch, production yields and inventories and, in addition, inventory is generally carried over from one year to the next year. Omega Protein determines the level of inventory to be carried over based on existing contracts, prevailing market prices of the products and anticipated customer usage and demand during the off-season. Thus, production volume does not necessarily correlate with sales volume in the same year and sales volumes will fluctuate from quarter to quarter. Omega Protein’s fish meal products have a useable life of approximately one year from date of production. Practically, however, Omega Protein attempts to empty its warehouses of the previous season’s products by the second or third month of the new fishing season. Omega Protein’s crude fish oil products do not lose efficacy unless exposed to oxygen and, therefore, their storage life typically is longer than that of fish meal.

Customers and Marketing. Most of Omega Protein’s marine protein products are sold directly to approximately 320 customers by Omega Protein’s agriproducts sales department, while a smaller amount is sold through independent sales agents. Omega Protein’s product inventory was $58.1 million as of December 31, 2010 versus $47.2 million as of December 31, 2009.

Omega Protein’s fish meal is sold to domestic feed producers as a high-protein ingredient for the swine, aquaculture and pet food industries. Crude fish oil sales primarily involve export markets where the fish oil is used as an ingredient in aquaculture feeds. Over the past decade, increasing percentages of Omega Protein’s fish meal and oil products have been sold into the aquaculture industry. Generally, the growth of the worldwide aquaculture industry has resulted in increasing demand for fish oils and meals to improve feed efficiency, nutritional value and health of farm-raised fish species.

Omega Protein’s products are sold both in the U.S. and internationally. International sales consist of both fish meal and fish oil and are primarily to Norway, Canada, Chile, Saudi Arabia, China and Japan. Omega Protein’s sales in these foreign markets are denominated in U.S. dollars and are not directly affected by currency fluctuations. Such sales could be adversely affected by changes in demand resulting from fluctuations in currency exchange rates.

A number of countries in which Omega Protein currently sells products impose various tariffs and duties, none of which have a significant impact on Omega Protein’s foreign sales. Certain of these duties have been reduced in recent years for certain countries under the North American Free Trade Agreement and the Uruguay Round Agreement of the General Agreement on Tariffs and Trade. In all cases, Omega Protein’s products are shipped to its customers either by FOB shipping point or CIF terms, and therefore, the customer is responsible for any tariffs, duties or other levies imposed on Omega Protein’s products sold into these markets.

During the off season, Omega Protein fills purchase orders from the inventory it has accumulated during the fishing season or in some cases, by re-selling meal and oil purchased from other suppliers. Generally, prices for Omega Protein s products tend to be lower during the fishing season when product is more abundant than in the off season. Throughout the entire year, prices are often significantly influenced by supply and demand in world markets for competing products, primarily other global sources of fish meal and oil, and also soybean meal for its fish meal products, and vegetable oils for its fish oil products when used as an alternative.

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

Purchases and Sales of Third-Party Meal and Oils. Omega Protein has from time to time purchased fish meal and fish oil from other domestic and international manufacturers. These purchase and resale transactions have to date been ancillary to Omega Protein’s base manufacturing and sales business.

Occasionally Omega Protein’s fish catch and resultant product inventories are reduced, primarily due to adverse weather conditions, and Omega Protein further expands its purchase and resale of other fish meals and oils (primarily Panamanian, Peruvian and Mexican fish meal and U.S. menhaden fish meal and oil). Although operating margins from these activities are less than the margins typically generated from Omega Protein’s base domestic production, these operations provide Omega Protein with a source of fish meal and oil to sell into other markets, some of which, Omega Protein has not historically had a presence. Omega Protein did not purchase any fish meal or fish oil during 2008. During 2009, Omega Protein purchased approximately 11,000 tons of menhaden fish meal, or approximately 7.6% of fish meal sales volumes for 2009. During 2010, due to the Gulf of Mexico oil spill disaster, Omega Protein purchased 6,315 tons of fish meal, or 6.2% of its fish meal sales volumes for 2010.

Gulf of Mexico Oil Spill Disaster. In response to the oil spill caused by the Deepwater Horizon oil rig explosion in the Gulf of Mexico in April 2010 and the subsequent temporary and intermittent closures of certain commercial and recreational fishing grounds by the Louisiana Department of Fisheries and Wildlife, the Mississippi Department of Marine Resources and the National Oceanic and Atmospheric Administration (“NOAA”), Omega Protein temporarily relocated its nine Moss Point, Mississippi fishing vessels and three carry vessels to fishing grounds on the west side of the Mississippi River Delta in an attempt to minimize vessel downtime and business interruptions. The docking and re-supply areas for the Moss Point fleet were temporarily relocated from Omega Protein’s Moss Point facility to Omega Protein’s Morgan City, Louisiana facility. Omega Protein’s Abbeville, Louisiana facility was also available to provide support as needed. The Moss Point fleet returned to its home port in early July 2010 due to expanded closures but was not able to fish its customary fishing grounds due to closures until early August 2010.

The subsequent expansions of the closed state and federal fishing grounds in response to the Gulf of Mexico oil spill disaster required Omega Protein to temporarily cease fishing with certain vessels from time to time beginning in late June through early August 2010. Although the fishing grounds began to reopen slowly during August which allowed Omega Protein to fish in previously restricted areas, some fishing grounds remained closed and continued to affect Omega Protein’s fishing through September 2010.

During 2010, Omega Protein filed a claim for damages with BP and also met with BP’s third party claims adjuster. On August 23, 2010, the claims process for BP was moved to the Gulf Coast Claims Facility (GCCF), a claims facility tasked with claims administration and payment distribution for those businesses and individuals that suffered damages and incurred other costs related to the oil spill.

On September 2 and October 19, 2010, Omega Protein received its first and second emergency payments from the GCCF of $7.3 million and $11.4 million, respectively. These payments were utilized in the following manner: 1) $0.6 million of the payments to offset recognized losses as of June 30, 2010 related to costs that were not able to be allocated to production as a result of intermittent plant closures, 2) to offset costs Omega Protein incurred to purchase 6,315 tons of fish meal to partially offset lost production, and 3) to offset the high costs per unit of production Omega Protein incurred during the 2010 fishing season in the Gulf of Mexico as a result of the closure of its fishing grounds. These emergency payments were received without any stipulations and Omega Protein has not waived its rights to possible future claims.

The Company is in discussions with the GCCF regarding additional payments for damages. If such discussions do not result in an acceptable settlement proposal, the Company will pursue its claims against the Deepwater Horizon defendants in the multidistrict litigation already commenced in U.S. Federal District Court in New Orleans.

The Gulf of Mexico oil spill disaster directly affected Omega Protein by decreasing its fish catch due to the closure of state and federal fishing grounds and increased the cost of its normal fishing effort due to the repositioning and staging of its fleet at other locations. The decrease in fish catch reduced Omega Protein’s volume of inventory available to sell which reduced its sales volumes and revenues for the third and fourth quarters of 2010. The decrease in fish catch and additional costs incurred related to Omega Protein’s 2010 standard cost were partially offset by the two GCCF emergency payments. As such, the emergency payments reduced cost of sales for the year ended December 31, 2010, by 8.9% or $10.5 million and will continue to impact 2011 cost of sales through June 30, 2011 as remaining inventory from the 2010 fishing season is sold. Omega Protein cannot predict what effect the oil spill will have on future years’ fish catch or customer perceptions about its products.

Hurricane Damages.

2008 Hurricane Activity

On September 13, 2008, Omega Protein’s Abbeville and Cameron, Louisiana fish processing facilities were damaged by Hurricane Ike. Both of these facilities were non-operational immediately after the hurricane. Operations at the Abbeville fish processing facility were restored to full capacity on September 22, 2008. The Cameron fish processing facility was fully functional prior to the beginning of the 2009 fishing season.

The direct impact of Hurricane Ike upon Omega Protein was a loss of physical inventories and physical damage to the plants. The interruption of processing capabilities caused the Company to address the impact of abnormal downtime of its processing facilities, which resulted in the immediate recognition of costs which would ordinarily have been captured as inventory costs. The amounts of these losses are more fully described in Notes 5, 7, and 15 of the Notes to Consolidated Financial Statements.

Because of the damages to Omega Protein’s Cameron, Louisiana facility caused by Hurricane Ike, Omega Protein redeployed all of its 10 Cameron vessels to its Abbeville, Louisiana and Moss Point, Mississippi facilities. Although these two facilities had adequate processing capacity, Omega Protein’s fishing efforts were diminished because increased unloading time, due to additional vessels, reduced the number of vessels on the fishing grounds during the most optimal fishing times. The 10 Cameron fishing vessels were redeployed to the Cameron facility for the beginning of the 2009 fishing season.

Omega Protein maintains insurance coverage for a variety of these damages, most notably property, inventory and vessel insurance. The nature and extent of the insurance coverage varies by line of policy. During the fourth quarter of 2008, Omega Protein received an advance of $2.5 million from its primary insurance carrier and during the first quarter of 2009, a final settlement payment of $7.5 million was received which represented the limits of the insurance policy.

During 2010, Omega Protein received a grant of $0.2 million from the State of Louisiana Hurricane Gustav and Ike Fisheries Recovery Program. The grant provides assistance for commercial fishing owners impacted by Hurricanes Gustav and Ike in 2008. The grant proceeds were recognized as “(Other proceeds/gains) loss resulting from natural disaster, net—2008 storms” in the Consolidated Statement of Operations for the year ended December 31, 2010.

2005 Hurricane Activity

On August 29, 2005, Omega Protein’s Moss Point, Mississippi fish processing facility and adjacent shipyard were severely damaged by Hurricane Katrina. On September 25, 2005, Omega Protein’s Cameron and Abbeville, Louisiana fish processing facilities were also severely damaged by Hurricane Rita.

On August 31, 2007, Omega Protein filed a lawsuit in the District Court of Harris, Texas 295th Judicial District, against its prior insurance broker, Aon Risk Services of Texas, who procured Omega Protein’s property insurance policies for the 2005/2006 policy year, which were the subject of prior litigation as a result of claims relating to Hurricanes Rita and Katrina. Omega Protein’s lawsuit against Aon alleges negligent procurement, negligent misrepresentation, breach of contract and violations of Texas insurance and consumer protection laws. Trial for this matter is scheduled in May 2011.

During 2007, Omega Protein settled its insurance claims against its primary and secondary insurance providers, net of expenses paid to outside legal counsel, for $22.7 million. Of that settlement, $12.0 million was recognized during 2005 and $10.7 million was recognized during 2007 as “Other proceeds/gains relating to natural disasters, net—2005 storms” in the consolidated statement of operations.

During 2008, Omega Protein received a grant of $1.3 million, net of fees and expenses, from the Louisiana Department of Wildlife and Fisheries which was recognized as “Other proceeds/gains relating to natural disaster, net—2005 storms” in the Consolidated Statement of Operations for the year ended December 31, 2008. The grant provides assistance for commercial fishing owners impacted by Hurricanes Katrina and Rita in 2005. During 2009, Omega Protein received a similar grant related to the impact of Hurricane Katrina of $2.7 million, net of fees and expenses, from the State of Mississippi. The Mississippi grant was recognized as “Other proceeds/gains relating to natural disaster, net—2005 storms” in the Consolidated Statement of Operations for the year ended December 31, 2009.

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

Competition. Omega Protein competes with a smaller domestic privately-owned menhaden fishing company and with international marine protein and oil producers, including Mexican sardine processors and South American anchovy and mackerel processors. In addition, but to a lesser extent, the Company’s marine protein and oil business is also subject to significant competition from producers of vegetable and other animal protein products and oil products such as Archer Daniels Midland and Cargill. Many of these competitors have significantly greater financial resources and more extensive and diversified operations than those of the Company.

Omega Protein competes on price, quality and performance characteristics of its products, such as protein level and amino acid profile in the case of fish meal. The principal competition for Omega Protein’s fish meal and fish solubles is from other global production of marine proteins as well as other protein sources such as soybean meal and other vegetable or animal protein products. Omega Protein believes, however, that these other non-marine sources are not complete substitutes because fish meal offers nutritional values not contained in such other sources. Other globally produced fish oils provide the primary market competition for Omega Protein’s fish oil, as well as soybean and rapeseed oil.

Fish meal prices have historically borne a relationship to prevailing soybean meal prices (more weakly correlated in recent years), while prices for fish oil are generally influenced by prices for vegetable oils, such as rapeseed, soybean and palm oils. Thus, the prices for Omega Protein’s products are established by worldwide supply and demand relationships over which Omega Protein has no control and tend to fluctuate significantly over the course of a year and from year to year. For example, during 2008, Omega Protein experienced fish oil price increases of approximately 73.4% when compared to 2007, whereas palm oil and soy oil prices rose 35% and 43%, respectively. Beginning in the third quarter of 2008, pricing in the agricultural commodity markets began to decrease. Spot fish oil prices followed these general trends during the second half of 2008 and throughout 2009.

During the first nine months of 2010, the ratio of fish meal prices to soybean meal prices increased due to higher fish meal prices caused by a tight supply of fish meal globally. It is possible that this ratio could decrease in 2011.

Regulation. Omega Protein’s operations are subject to federal, state and local laws and regulations relating to the locations and periods in which fishing may be conducted as well as environmental and safety matters. At the state and local level, certain state and local government agencies have enacted legislation or regulations which prohibit, restrict or regulate menhaden fishing within their jurisdictional waters.

Omega Protein’s menhaden fishing operations are also subject to regulation by two interstate compact commissions created by federal law: the Atlantic States Marine Fisheries Commission (“ASMFC”) which consists of 15 states along the Atlantic Coast, and the Gulf States Marine Fisheries Commission which consists of 5 states along the Gulf of Mexico. The ASMFC manages the menhaden fishery throughout the stock’s coast-wide range. In 2005, the ASMFC recommended precautionary restrictions on the Chesapeake Bay menhaden harvest, despite its finding that menhaden are not overfished and that overfishing is not occurring on a coast wide basis, in order to determine whether localized depletion was occurring in Chesapeake Bay.

In February 2007, the Commonwealth of Virginia declined to adopt an ASMFC recommended plan but instead adopted its own restrictions whereby Omega Protein’s Chesapeake Bay menhaden harvest was capped for a five year period at a five-year average (2001 to 2005) of 109,020 metric tons per year. The Virginia restrictions also allow for a credit whereby any under-harvest in a particular year below the 109,020 metric ton cap would be added to increase the cap for the following year, up to a maximum of 122,740 metric tons per year. The Company supported Virginia’s proposal and voluntarily complied with its limitations in 2006 and subsequently thereafter after the cap was formally in place. The cap had no effect on the Omega Protein’s Chesapeake Bay harvests in 2007, 2008, 2009 or 2010 and is not expected to have any material adverse effect on its Chesapeake Bay harvest in 2011. As a result of the underharvest in 2010, the 2011 Chesapeake Bay catch limit will be 122,740 metric tons.

The Company supports the ASMFC’s goal of maintaining a healthy population of menhaden and the current research program designed to answer ecological questions regarding menhaden in the Chesapeake Bay and coast-wide. The Chesapeake Bay cap was established as a precautionary measure while research is conducted to address, among other things, the question whether the menhaden harvest in the Bay could cause what is being termed “localized depletion” of menhaden there. No evidence of such localized depletion has been produced.

Because the research regarding menhaden is on-going, in 2009 the ASMFC and Virginia approved an extension of the existing Chesapeake Bay cap for an additional three years to 2013. Even though no evidence of localized depletion has been produced, the Company continues to support the Chesapeake Bay cap as a way to maintain the status quo while research on these matters continues.

The most recent stock assessment for the Atlantic menhaden was completed in 2010 using data collected through 2008. According to federal and ASMFC technical experts, the assessment found that the Atlantic menhaden stock had undergone slight overfishing in one year, 2008; however, the population is not considered overfished, meaning that the stock abundance remains at or near target levels, above levels of concern, and can produce enough eggs to replace itself. The report indicates that the population was subject to slight overfishing in 2008 by an estimated four-tenths of one percent. More specifically, multiple runs of the stock assessment model revealed that there was a 53% probability that overfishing had occurred and a 47% probability that overfishing had not occurred. This finding does not trigger automatic regulatory action; rather the ASFMC’s management plan for Atlantic menhaden requires an assessment of risk to determine if any management measures are warranted. Concurrently, the ASMFC is investigating alternative means such as biological reference points based on maximum spawning potential to determine the health and status of the Atlantic menhaden stock. These scientific reference points could serve as new triggers for revaluation of the necessity of management action if they are breached in the future. It is possible that these actions might result in future management measures and such management measures, depending on their severity, could have a material adverse effect on the Company’s business, financial results and results of operations.

In March 2008, the Texas Parks and Wildlife Commission adopted regulations related to the menhaden reduction fishery in Texas waters which limits the Total Allowable Catch (“TAC”) to 31.5 million pounds annually. The regulations also allow for a 10% underage or overage in each year which is credited or deducted, as applicable, to the TAC in the following year.

The Company’s menhaden fish catch in Texas in 2010 was estimated by the National Marine Fisheries Service to be approximately 20.6 million pounds (approximately 9,391 metric tons), or approximately 2.1% of Omega Protein’s total 2010 fish catch. The limitation is not expected to have a material adverse effect on Omega Protein’s business, results of operation or financial condition.

Omega Protein, through its operation of fishing vessels, is subject to the jurisdiction of the U.S. Coast Guard, the National Transportation Safety Board and the U.S. Customs Service. The U.S. Coast Guard and the National Transportation Safety Board set safety standards and are authorized to investigate vessel accidents and recommend improved safety standards. The U.S. Customs Service is authorized to inspect vessels at will.

The Company’s operations are subject to federal, state and local laws and regulations relating to the protection of the environment, including the federal Clean Water Act, which imposes strict controls against the discharge of pollutants in reportable quantities, and along with the Oil Pollution Act, imposes substantial liability for the costs of oil removal, remediation and damages. Omega Protein’s operations also are subject to the federal Clean Air Act, as amended; the federal Comprehensive Environmental Response, Compensation, and Liability Act, which imposes liability, without regard to fault, on certain classes of persons that contributed to the release of any “hazardous substances” into the environment; and the federal Occupational Safety and Health Act (“OSHA”). The implementation of continuing safety and environmental regulations from these authorities could result in additional requirements and procedures for the Company, and it is possible that the costs of these requirements and procedures could be material.

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

Omega Protein’s harvesting operations are subject to the Shipping Act of 1916 and the regulations promulgated there under by the Department of Transportation, Maritime Administration which require, among other things, that Omega Protein be incorporated under the laws of the U.S. or a state, the Company’s chief executive officer be a U.S. citizen, no more of the Company’s directors be non-citizens than a minority of the number necessary to constitute a quorum and at least 75% of the Company’s outstanding capital stock (including a majority of the Company’s voting capital stock) be owned by U.S. citizens. If the Company fails to observe any of these requirements, it will not be eligible to conduct its harvesting activities in U.S. jurisdictional waters. Such a loss of eligibility would have a material adverse effect on the Company’s business, results of operations and financial condition.

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

Dietary Supplement Ingredients

On December 16, 2010, the Company acquired Cyvex Nutrition, Inc., a dietary supplement ingredient supplier based in Irvine, California. Cyvex is a premium, science-based nutraceutical supplier to dietary supplement manufacturers that focus on human health and wellness. Prior to acquisition, Cyvex’s revenues for 2010 were approximately $11.3 million.

The FDA defines a dietary supplement to be a product taken by mouth that contains a dietary ingredient intended to supplement the diet. Dietary ingredients may include vitamins, minerals, herbs or other botanicals, amino acids, and substances such as enzymes, organ tissues, glandulars, and metabolites. Dietary supplement ingredients can also be in the form of extracts or concentrates. Dietary supplements may be manufactured and sold in many forms, such as tablets, capsules, softgels, gelcaps, liquids, or powders.

Products. Cyvex markets and sells an extensive list of nutraceutical ingredients derived from fruit, vegetable and botanicals. Cyvex’s products include over 20 general ingredients and 18 signature ingredients, including:

•	BioVin®, a GRAS (Generally Regarded as Safe) full spectrum grape extract for cardiovascular support;

•	Alfapro Agglomerated™, a green protein concentrate for nutritional beverage mixes;

•	Cognisetin™, a mental acuity ingredient for use in dietary supplements;

•	Euro Black Currant, a potent berry extract that provides enhanced levels of anthocyanins with outstanding ORAC (Oxygen Radical Absorbance Capacity value); and

•	Broccoli extracts including BroccoPhane and BroccoSinolate standardized to sulforophane and glucosinolates respectively.

Cyvex differentiates itself with its NutriPrint® quality assurance system, which includes identity testing of incoming raw materials through FT-NIR (Fourier Transfor—Near Infra Red), third party certification by independent laboratories for active ingredients, microbiology, heavy metals and pesticide and solvent residues when applicable.

Industry Overview. Cyvex operates within the U.S. dietary supplement ingredient industry. The Company expects several key demographic, healthcare, and lifestyle trends to drive the continued growth of this industry. These trends include:

•

Increasing awareness of dietary supplements across major age and lifestyle segments of the U.S. population. The Company believes that, primarily as a result of increased media coverage, awareness of the benefits of nutritional supplements is growing among active, younger populations, providing the foundation for Cyvex’s future customer base. In addition, the average age of the U.S. population is increasing. The Company believes that these consumers are likely to increasingly use dietary supplements, and generally have higher levels of disposable income to pursue healthier lifestyles.

•

Increased focus on fitness and healthy living. The Company believes that consumers are trying to lead more active lifestyles and becoming increasingly focused on healthy living, nutrition and supplementation. The Company believes that growth in this industry will continue to be driven by consumers who increasingly embrace health and wellness as an important part of their lifestyles.

Customers. In 2010, Cyvex had one customer whose business constituted approximately 13% of Cyvex’s total 2010 sales.

Marketing. Cyvex markets its proprietary brands of dietary supplement ingredients through an integrated marketing program that includes internet, print, public relations and direct sales to companies manufacturing dietary supplements in all their forms (i.e. capsules, tablets and softgels). Cyvex also directs and participates in clinical research studies, often in collaboration with scientists and research institutions, to validate the benefits or a product and provide scientific support for product claims and marketing initiatives.

Competition. The U.S. dietary supplement ingredient supplier industry is a large, highly fragmented and growing industry, with no single industry participant accounting for a majority of total industry sales. Competition is based primarily on price, quality and assortment of products, customer service, marketing support and availability of new ingredients. In addition, the market is highly sensitive to the introduction of new products.

Cyvex competes with manufacturers, distributors and marketers of dietary supplement ingredients both within and outside the United States, which are highly fragmented in terms of geographical market coverage and product categories. The Company believes that the market is highly sensitive to ingredient pricing, the introduction of new products and global competition.

Trademarks and Other Intellectual Property. The Company believes trademark protection is particularly important to the maintenance of the recognized brand names under which Cyvex markets its products. Cyvex owns or has rights to twelve material trademarks or trade names, with five trademark applications pending, that

Cyvex uses in conjunction with the sale of its products, including BioVin®, AlfaPro®, Chirositol™, and others. Federal registration of a trademark with the United States Patent and Trademark Office affords the owner nationwide exclusive trademark rights in the registered mark and the ability to prevent others from using the same or similar marks. However, to the extent a common law user has made prior use of the mark in connection with similar goods or services in a particular geographic area, the nationwide rights conferred by federal registration would be subject to that geographic area. Cyvex also relies upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain its competitive position. The Company protects Cyvex’s intellectual property rights through a variety of methods, including trademark, patent and trade secret laws, as well as confidentiality agreements and proprietary information agreements with vendors, employees, consultants and others who have access to its proprietary information. Protection of its intellectual property often affords the Company the opportunity to enhance Cyvex’s position in the marketplace by precluding its competitors from using or otherwise exploiting its technology and brands. Cyvex is also a party to several intellectual property license agreements relating to certain of its products. These license agreements generally continue until the expiration of the licensed patent, if applicable, or the Company elects to terminate the agreement, or upon the mutual consent of the parties.

Insurance. The Company purchases insurance to cover standard risks in the dietary ingredients industry, including policies to cover general products liability. The Company faces an inherent risk of exposure to product liability claims in the event that, among other things, the use of products sold by Cyvex results in injury. With respect to product liability coverage, the Company carries insurance coverage typical of Cyvex’s industry and product lines. Cyvex’s coverage involves self-insured retentions with primary and excess liability coverage above the retention amount. The Company has the ability to refer claims to most of Cyvex’s vendors and its insurers to pay the costs associated with any claims arising from such vendors’ products. In most cases, Cyvex’s insurance covers such claims that are not adequately covered by a vendor’s insurance and may provide for excess secondary coverage above the limits provided by Cyvex’s product vendors. In addition, the Company may from time to time self-insure liability with respect to specific ingredients in products that it may sell.

Legal Proceedings. Cyvex is not a party to any litigation at the current time.

Regulation. The processing, formulation, safety, manufacturing, packaging, labeling, advertising, and distribution of Cyvex’s products are subject to regulation by one or more federal agencies, including the Food and Drug Administration (“FDA”), the Federal Trade Commission (“FTC”), the Consumer Product Safety Commission, the United States Department of Agriculture, and the Environmental Protection Agency, and by various agencies of the states and localities in which Cyvex’s products are sold. The area of Cyvex’s business that these and other authorities regulate include, among others:

•	claims and advertising;

•	labels;

•	ingredients;

•	manufacturing, distributing, importing, selling and storing of products.

The FDA, in particular, regulates the formulation, manufacturing, packaging, storage, labeling, promotion, distribution and sale of dietary supplements in the U.S., while the FTC regulates marketing and advertising claims.

The Dietary Supplement Health and Education Act of 1994 (“DSHEA”), an amendment to the Federal Food, Drug and Cosmetic Act (“FDC Act”), established a new framework governing the composition, safety, labeling, manufacturing and marketing of dietary supplements. Generally, under DSHEA, dietary ingredients that were marketed in the United States prior to October 15, 1994 may be used in dietary supplements without notifying the FDA. “New” dietary ingredients (i.e., dietary ingredients that were “not marketed in the United States before October 15, 1994”) must be the subject of a new dietary ingredient notification submitted to the

FDA unless the ingredient has been “present in the food supply as an article used for food” without being “chemically altered”. A new dietary ingredient notification must provide the FDA evidence of a “history of use or other evidence of safety” establishing that use of the dietary ingredient “will reasonably be expected to be safe”. A new dietary ingredient notification must be submitted to the FDA at least 75 days before the initial marketing of the new dietary ingredient. The FDA may determine that a new dietary ingredient notification does not provide an adequate basis to conclude that a dietary ingredient is reasonably expected to be safe. Such a determination could prevent the marketing of such dietary ingredient.

While it is not mandatory to comply with FDA guidance, it is a strong indication of the FDA’s current views on the topic of the guidance, including its position on enforcement. Depending upon the recommendations made in the guidance, particularly those relating to animal or human testing, such guidance could make it more difficult for us to successfully provide notification of new dietary ingredients.

The Dietary Supplement Safety Act, introduced in February 2010, would repeal the provision of DSHEA that permits the sale of all dietary ingredients sold in dietary supplements marketed in the United States prior to October 15, 1994, and instead permit the sale of only those dietary ingredients included on a list of Accepted Dietary Ingredients to be issued and maintained by the FDA. The bill also would allow the FDA to impose a fine of twice the gross profits earned by a distributor on sales of any dietary supplement found to violate the law; require a distributor to submit a yearly report on all non-serious Adverse Event Reports (“AERs”) received during the year to the FDA; and allow the FDA to recall any dietary supplement it determines with “a reasonable probability” would cause serious adverse health consequences or is adulterated or misbranded. The bill also would require any dietary supplement distributor to register with the FDA and submit a list of the ingredients in and copies of the labels of its dietary supplements to the FDA and thereafter update such disclosures yearly and submit any new dietary supplement product labels to the FDA before marketing any dietary supplement product. If this bill, or any similar bill, were to be enacted, it could restrict the number of dietary supplements available for sale and increase Cyvex’s costs and potential penalties associated with selling dietary supplements.

The FDA or other agencies could take actions against products or product ingredients that in its determination present an unreasonable health risk to consumers that would make it illegal for us to sell such products. In addition, the FDA could issue consumer warnings with respect to the products or ingredients that Cyvex sells.

DSHEA permits “statements of nutritional support” to be included in labeling for dietary supplements without FDA pre-market approval. Such statements must be submitted to the FDA within 30 days of marketing. Such statements may describe how a particular dietary ingredient affects the structure, function, or general well-being of the body, or the mechanism of action by which a dietary ingredient may affect body structure, function, or well-being, but may not expressly or implicitly represent that a dietary supplement will diagnose, cure, mitigate, treat, or prevent a disease. A company that uses a statement of nutritional support in labeling must possess scientific evidence substantiating that the statement is truthful and not misleading. If the FDA determines that a particular statement of nutritional support is an unacceptable drug claim or an unauthorized version of a “health claim”, or, if the FDA determines that a particular claim is not adequately supported by existing scientific data or is false or misleading, we would be prevented from using the claim.

In addition, DSHEA provides that so-called “third-party literature”, e.g., a reprint of a peer-reviewed scientific publication linking a particular dietary ingredient with health benefits, may be used “in connection with the sale of a dietary supplement to consumers” without the literature being subject to regulation as labeling. The literature: (1) must not be false or misleading; (2) may not “promote” a particular manufacturer or brand of dietary supplement; (3) must present a balanced view of the available scientific information on the subject matter; (4) if displayed in an establishment, must be physically separate from the dietary supplements; and (5) should not have appended to it any information by sticker or any other method. If the literature fails to satisfy each of these requirements, the Company may be prevented from disseminating such literature with Cyvex products, and any dissemination could subject Cyvex products to regulatory action as an illegal drug.

In June 2007, pursuant to the authority granted to the FDA by DSHEA, the FDA published detailed Current Good Manufacturing Practice (“GMP”) regulations that govern the manufacturing, packaging, labeling and holding operations of dietary supplement manufacturers. The GMP regulations, among other things, impose significant recordkeeping requirements on manufacturers. The GMP requirements are in effect for all manufacturers, and the FDA is conducting inspections of dietary supplement manufacturers pursuant to these requirements. There remains considerable uncertainty with respect to the FDA’s interpretation of the regulations and their actual implementation in manufacturing facilities. In addition, the FDA’s interpretation of the regulations will likely change over time as the agency becomes more familiar with the industry and the regulations. The failure of a manufacturing facility to comply with the GMP regulations renders products manufactured in such facility “adulterated,” and subjects such products and the manufacturer to a variety of potential FDA enforcement actions. In addition, under the recently enacted FDA Food Safety Modernization Act (“FSMA”), the manufacturing of dietary ingredients contained in dietary supplements will be subject to similar or even more burdensome manufacturing requirements, which will likely increase the costs of dietary ingredients and will subject suppliers of such ingredients to more rigorous inspections and enforcement.

Cyvex’s Irvine, California facility has been awarded GMP registration by the Natural Products Association, which was last renewed in August, 2010. GMP requirements are regulatory standards and guidelines establishing necessary processes, procedures and documentation for manufactures in an effort to assure the products produced by that manufacturer have the identity, strength, composition, quality and purity they are represented to possess.

The FDA has broad authority to enforce the provisions of federal law applicable to dietary supplements, including powers to issue a public warning or notice of violation letter to a company, publicize information about illegal products, detain products intended for import, request a recall of illegal products from the market, and request the Department of Justice to initiate a seizure action, an injunction action, or a criminal prosecution in the U.S. courts. The FSMA expands the reach and regulatory powers of the FDA with respect to the production of food, including dietary supplements. The expanded reach and regulatory powers include the FDA’s ability to order mandatory recalls, administratively detain domestic products and administratively revoke manufacturing facility registrations, effectively enjoining manufacturing of dietary ingredients and dietary supplements without judicial process. The FDA has yet to exercise such expanded reach and regulatory powers. The regulation of dietary supplements may increase or become more restrictive in the future.

The FTC exercises jurisdiction over the advertising of dietary supplements and over-the-counter drugs. In recent years, the FTC has instituted numerous enforcement actions against dietary supplement companies for failure to have adequate substantiation for claims made in advertising or for the use of false or misleading advertising claims.

As a result of Cyvex’s efforts to comply with applicable statutes and regulations, Cyvex has from time to time reformulated, eliminated, or relabeled certain of its products and revised certain provisions of its sales and marketing program.

New Legislation and Regulations. In March 2009, the General Accounting Office (the “GAO”) issued a report that made four recommendations to enhance the FDA’s oversight of dietary supplements. The GAO recommended that the Secretary of the Department of Health and Human Services direct the Commissioner of the FDA to: (1) request authority to require dietary supplement companies to identify themselves as a dietary supplement company and update this information annually, provide a list of all dietary supplement products they sell and a copy of the labels and update this information annually, and report all adverse events related to dietary supplements; (2) issue guidance to clarify when an ingredient is considered a new dietary ingredient, the evidence needed to document the safety of new dietary ingredients, and appropriate methods for establishing ingredient identity; (3) provide guidance to industry to clarify when products should be marketed as either dietary supplements or conventional foods formulated with added dietary ingredients; and (4) coordinate with stakeholder groups involved in consumer outreach to identify additional mechanisms for educating consumers about the safety, efficacy, and labeling of dietary supplements, implement these mechanisms, and assess their effectiveness. These recommendations could lead to increased regulation by the FDA or future legislation concerning dietary supplements.

The Company cannot determine what effect additional domestic or international governmental legislation, regulations, or administrative orders, when and if promulgated, would have on Cyvex’s business in the future. New legislation or regulations may require the reformulation of certain products to meet new standards, require the recall or discontinuance of certain products not capable of reformulation.

Employees

At December 31, 2010, during Omega Protein’s off-season, the Company employed approximately 493 persons, including 11 employees at Cyvex. At August 31, 2010, during the peak of Omega Protein’s 2010 fishing season, the Company employed approximately 1,215 persons. Approximately 150 employees at Omega Protein’s Reedville, Virginia plant are represented by an affiliate of the United Food and Commercial Workers Union. The union agreement for the Reedville employees has a three-year term which expires in April 2011 and which the Company expects to be able to renew on generally acceptable terms. During the past five years the Company has not experienced any strike or work stoppage which has had a material impact on its operations. The Company considers its employee relations to be generally satisfactory.

Omega Protein had historically utilized workers in the United States H2B Visa Program whereby foreign nationals are permitted to enter the United States temporarily and engage in seasonal, non-agricultural employment but did not utilize that program from 2007 through 2010 due to the very small number of employees available under the program’s lottery system. Omega Protein’s recent application relating to the H2B Visa Program was approved for the 2011 fishing season, and therefore Omega Protein expects to again utilize those H2B Visa workers allotted to it in its 2011 fishing season.

Executive Officers of the Company

The names, ages and current offices of the executive officers of the Company as of December 31, 2010 are set forth below. Also indicated is the date when each such person commenced serving as an executive officer of the Company.

Name and Age	Office	Date Became Executive Officer

Joseph L. von Rosenberg III (52)	Chief Executive Officer, President and Director	July 1997

John D. Held (48)	Executive Vice President, General Counsel and Secretary	January 2002

Robert W. Stockton (59)	Executive Vice President and Chief Financial Officer (retired December 31, 2010)	July 1997

Bret D. Scholtes (41)	Senior Vice President—Corporate Development (until December 31, 2010), Executive Vice President and Chief Financial and Chief Accounting Officer (effective January 1, 2011)	April 2010

Joseph E. Kadi (50)	Senior Vice President—Operations	December 2008

Dr. Mark E. Griffin (42)	Vice President—Research and Development (until December 31, 2010), Senior Vice President—R&D and Sales and Marketing (effective January 1, 2011)	July 2009

Gregory P. Toups (35)	Vice President—Corporate Controller	May 2008

A description of the business experience during the past five years for each of the executive officers of Omega is set forth below.

JOSEPH L. VON ROSENBERG III has served as President and Chief Executive Officer and a director of the Company since July 1997 and as Chairman of the Board since November 2006.

JOHN D. HELD has served as the Company’s General Counsel since March 2000, as Vice President of the Company from April 2002 to September 2002, as Senior Vice President from September 2002 to June 2006, as Secretary since September 2002 and as Executive Vice President since June 2006. From 1996 to 1999, Mr. Held was Senior Vice President, General Counsel and Secretary of American Residential Services, Inc., a then public company engaged in the consolidation of the air-conditioning, plumbing and electrical service industries. Prior thereto, Mr. Held practiced law for several years with Baker Botts LLP in Houston, Texas.

ROBERT W. STOCKTON served as Executive Vice President and Chief Financial Officer of the Company from July 1997 until his retirement on December 31, 2010. Mr. Stockton also served as Secretary of the Company from January 2000 to September 2002. Mr. Stockton is a certified public accountant.

BRET D. SCHOLTES has served as Senior Vice President—Corporate Development since April 2010 and as Executive Vice President and Chief Financial and Chief Accounting Officer since January 1, 2011. From 2006 to April 2010, Mr. Scholtes served as Vice President—Origination at GE Energy Financial Services, a global energy investment firm. Prior to that, Mr. Scholtes held finance positions with two publicly traded energy companies. He also has five years of public accounting experience.

JOSEPH E. KADI has served as Senior Vice President—Operations since December 2008 and as Director of Strategic Development of the Company from November 2008 to December 2008. From 2003 to October 2008, Mr. Kadi was Vice President of Operations for Milk Specialties Company, a manufacturer of nutritional and health products for the food and feed industries. From 1999 to 2003, Mr. Kadi was Director of Manufacturing, Worldwide for Applied Food Biotechnology, a manufacturer of liquid and dry pet food flavors.

DR. MARK E. GRIFFIN has served as Vice President—Research and Development since July 2009 and as Senior Vice President—R&D and Sales and Marketing since January 1, 2011. From April 2009 to July 2009, Dr. Griffin served as Technical Director of the Specialty Group of Land O’Lakes Purina Feed, LLC, a co-operative of agricultural producers and marketer of agriculture food products. From 2003 to April 2009, Dr. Griffin served as Director of the Zoo and Aquaculture divisions of Land O’Lakes Purina Feed, LLC. Dr. Griffin also previously held several positions in the aquaculture, companion animal, zoo and private label divisions of Purina Mills, Inc. and Land O’ Lakes Purina Feed, LLC.

GREGORY P. TOUPS has served as the Company’s Vice President and Controller since May 2008, as Controller since May 2005, and as Assistant Controller from March 2005 to May 2005. Prior thereto, Mr. Toups was employed by the accounting firms Kushner LaGraize LLC, from November 2001 to March 2005, and by PricewaterhouseCoopers, LLP, from January 1998 to November 2001.

Properties

The Company’s material properties are described below. The Company believes its facilities are adequate and suitable for its current level of operations.

Plants. Omega Protein owns its plants in Reedville, Virginia, Moss Point, Mississippi and Abbeville, Louisiana (except for certain portions of the Abbeville facility which are leased from unaffiliated third parties). Omega Protein also owns its Health and Science Center in Reedville, Virginia, as well as its Morgan City, Louisiana property which was formerly operated as a plant. Omega Protein leases from unaffiliated third parties the real estate on which its Cameron, Louisiana plant is located.

Fish Meal and Fish Oil Warehouse and Storage. Omega Protein owns, as well as leases from unaffiliated third parties, warehouses and tank space for storage of its products, generally at terminals located along the Mississippi River and Tennessee River. Information regarding Omega Protein’s material storage facilities is set forth below:

Location	Approximate Fish Meal and Fish Oil Storage Capacity	Owned/Lease
Reedville, Virginia	42,000 tons	Owned
Abbeville, Louisiana	14,700 tons	Owned
Moss Point, Mississippi	13,000 tons	Owned
Morgan City, Louisiana	15,000 tons	Owned
St. Louis, Missouri	10,000 tons	Owned
Avondale, Louisiana	23,000 tons	Leased
Cameron, Louisiana	15,300 tons	Leased

Cyvex Offices and Warehouses. Cyvex leases combined office and warehouse space in Irvine, California from the former owner of Cyvex.

Shipyard. Omega Shipyard owns a 49.4 acre shipyard facility in Moss Point, Mississippi which includes three dry docks, each with a capacity of 1,300 tons. The shipyard is used for routine maintenance and vessel refurbishment on Omega Protein’s fishing vessels and occasionally for shoreside maintenance services to third-party vessels if excess capacity exists.

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

Risks Relating to the Company’s Business and Industry:

Omega Protein, the Company’s largest operating subsidiary, is dependent on a single natural resource and may not be able to catch the amount of menhaden that it requires to operate profitably. Omega Protein’s primary raw material is menhaden. Omega Protein’s business is materially dependent on its annual menhaden harvest in ocean waters along the U.S. Atlantic and Gulf coasts. Omega Protein’s ability to meet its raw material requirements through its annual menhaden harvest fluctuates from year to year and month to month due to natural and other conditions over which Omega Protein has no control, including varying fish populations, adverse weather conditions, fish disease, and most recently, the Deepwater Horizon oil spill disaster. In 2008, Omega Protein experienced below average fish catch primarily due to adverse weather conditions relating to hurricane activity, which, in conjunction with increased cost of production, increased per unit costs that adversely impacted earnings in 2008 and 2009. Although 2009 energy and repair production costs decreased from the high levels of the 2008 fishing season and the 2009 harvest was slightly improved as compared to the 2008 fishing season, 2009 gross profits were impacted by materially reduced sales prices. In 2010, Omega Protein experienced a below average fish catch in the Gulf of Mexico primarily related to the Gulf of Mexico oil spill disaster which was partially mitigated by an above average fish catch in the Atlantic at its Reedville, Virginia facility. Omega Protein’s receipt of emergency payments of $18.7 million from the GCCF partially offset the disproportionate amount of expenditures related to its 2010 total fish catch. These conditions may prevent Omega Protein from catching the amount of menhaden required to operate profitably.

Omega Protein’s operations are geographically concentrated in the Gulf of Mexico where they are susceptible to regional adverse weather patterns such as hurricanes. Three of Omega Protein’s four operating plants are located in the Gulf of Mexico (two in Louisiana and one in Mississippi), a region which has historically been subject to a late summer/early fall hurricane season. Omega Protein’s Virginia facility has in the past also at times been adversely affected by hurricanes. In September 2008, Omega Protein’s Abbeville and Cameron, Louisiana fish processing facilities were damaged by Hurricane Ike and were non-operational immediately after the hurricane. Operations at the Abbeville fish processing facility were restored to full capacity within two weeks, and the Cameron fish processing facility was fully functional prior to the beginning of the 2009 fishing season. In addition, all three of Omega Protein’s Gulf of Mexico plants were severely damaged within a one-month span by Hurricanes Katrina and Rita in August and September 2005. Immediately after the second hurricane, approximately 70% of Omega Protein’s 2004 production capacity was impaired and Omega Protein’s business, results of operations and financial condition were materially adversely affected. Additional future weather related disruptions could, if they occur, also have a material adverse effect on the Company’s business, results of operations and financial condition. In addition, the Company’s costs of insurance for property damage have increased as insurers recoup losses paid and to be paid out in connection with the Katrina, Rita and Ike hurricanes by charging higher premiums.

Omega Protein’s operations are geographically concentrated in the Gulf of Mexico where they are susceptible to oil spills from offshore drilling, production and transportation activities. Three of Omega Protein’s four operating plants are located in the Gulf of Mexico (two in Louisiana and one in Mississippi), a region which has historically had a high concentration of oil and gas infrastructure. If this infrastructure were to be become damaged due to natural or other disasters, then it is possible that environmental damages to the area and ecosystem could result.

For example, in response to the oil spill caused by the Deepwater Horizon oil rig explosion in the Gulf of Mexico in April 2010 and the subsequent temporary and intermittent closures of certain commercial and recreational fishing grounds by the Louisiana Department of Fisheries and Wildlife, the Mississippi Department of Marine Resources and the National Oceanic and Atmospheric Administration (“NOAA”), Omega Protein relocated its nine Moss Point, Mississippi fishing vessels and three carry vessels to fishing grounds on the west side of the Mississippi River Delta in an attempt to minimize vessel downtime and business interruptions. The docking and re-supply areas for the Moss Point fleet were temporarily relocated from Omega Protein’s Moss Point facility to Omega Protein’s Morgan City, Louisiana facility. The subsequent expansions of the closed fishing grounds required Omega Protein to temporarily redeploy its vessels among its various Gulf facility locations to avoid the restricted areas. The oil spill and fishing ground closures resulted, initially, in the temporary interruption of fish processing at the Moss Point, Mississippi facility. The spill and expanded state and federal fishing ground closures forced Omega Protein to almost completely cease all fishing operations at its three Gulf Coast facilities beginning in late June through July 2010. Although the fishing grounds began to reopen slowly in August which allowed Omega Protein to fish in previously restricted areas, some fishing grounds remained closed and continued to effect Omega Protein’s fishing through September 2010.

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

Complying with recently enacted healthcare reform legislation could increase the Company’s costs and have a material adverse effect on the Company’s business, financial condition or results of operations. Recently enacted healthcare reform legislation could significantly increase the Company’s costs and have a material adverse effect on its business, financial condition and results of operations by requiring the Company either to provide certain kinds of mandated health insurance coverage to its employees or to pay certain penalties for electing not to provide such coverage. Because these new requirements are broad, complex, subject to certain phase-in rules and may be challenged by legal actions in the coming months and years, it is difficult to predict the ultimate impact that this legislation will have on the Company’s business and operating costs. The Company cannot assure you that this legislation or any alternative version that may ultimately be implemented will not materially increase the Company’s operating costs. This legislation could also adversely affect the Company’s employee relations and ability to compete for new employees if its response to this legislation is considered less favorable than the responses or health benefits offered by employers with whom the Company competes for talent.

Other sources of Long Chain Omega-3 fatty acids may be discovered or created and might compete with our menhaden-based products. It is possible that other sources of omega—3 fatty acids derived from other sources such as animals, plants, bacteria, genetically modified organisms or synthetic sources might be discovered or created and these sources might compete with menhaden—based products. Some of the research projects attempting to discover or develop these new sources off omega—3 products may be funded by companies with greater resources than the Company. If such products are developed and became commercially available to the point where the Company’s menhaden product sales are adversely impacted, this could have a material adverse effect on the Company’s business, financial condition or results of operation.

A finding by the ASMFC that overfishing occurred on the Atlantic coast in 2008 may result in additional restrictions on Omega Protein’s menhaden harvest, which could have a material adverse effect on the Company’s business, financial condition or results of operations. The Atlantic State Marine Fisheries Commission (“ASMFC”) manages the menhaden fishery throughout the stock’s Atlantic coast-wide range. The most recent stock assessment for the Atlantic menhaden was completed in 2010 using data collected through 2008. According to federal and ASMFC technical experts, the assessment found that the Atlantic menhaden stock had undergone slight overfishing in one year, 2008; however, the population is not considered overfished, meaning that the stock abundance remains at or near target levels, above levels of concern, and can produce enough eggs to replace itself. The report indicates that the population was subject to slight overfishing in 2008 by an estimated four-tenths of one percent. More specifically, multiple runs of the stock assessment model revealed that there was a 53% probability that overfishing had occurred and a 47% probability that overfishing had not occurred. This finding does not trigger automatic regulatory action; rather the ASFMC’s management plan for Atlantic menhaden requires an assessment of risk to determine if any management measures are warranted. Concurrently, the ASMFC is investigating alternative means such as biological reference points based on maximum spawning potential to determine the health and status of the Atlantic menhaden stock. These scientific reference points could serve as new triggers for revaluation of the necessity of management action if they are breached in the future. It is possible that these actions might result in future management measures and such management measures, depending on their severity, could have a material adverse effect on the Company’s business, financial results and results of operations.

Climate changes may affect Omega Protein’s business. According to certain scientific studies, emissions of carbon dioxide, methane, nitrous oxide and other gases commonly known as greenhouse gases may be contributing to global warming of the earth’s atmosphere and to global climate change, which may exacerbate the severity of these conditions. It is also possible that these conditions, if they occur, would impact the spawning, feeding, migration, distribution and growth of the menhaden species and hence, our fishing harvest. As a result, such conditions may pose increased climate-related risks to our assets and operations.

Due to the uncertainties surrounding the regulation of, and other risks associated with, climate issues, the Company cannot predict the financial impact of related developments on the Company.

The costs of energy may materially impact Omega Protein’s business. Omega Protein has occasionally experienced substantially higher costs for energy. For example, Omega Protein spent $22.4 million on energy-related costs such as diesel, natural gas, Bunker C, electricity and aviation fuel in 2010 as compared to $30.8 million in 2008. Omega Protein’s business is materially dependent on diesel fuel for its vessels and natural gas for its operating facilities. The costs of these commodities, which are beyond the Company’s control, may have an adverse material impact on the Company’s business, results of operations and financial condition.

The Company has contracted through energy swap derivatives or has stop losses for approximately 80% of its budgeted 2011 energy use.

Fluctuation in the “total yield” derived from Omega Protein’s fish catch could impact the Company’s ability to operate profitably. The “total yield,” or the percentage of fish meal, fish oil and fish solubles products derived from the menhaden fish has fluctuated over the years and from month to month due to natural conditions relating to fish biology over which Omega Protein has no control. For example, Omega Protein’s total yield for the 2010 fishing season was 7% lower compared to the average total yield the previous five fishing seasons. The Company believes that the causes of lower total yields relate to fish diet, weather and water temperature but such causes are not generally well understood. In addition, as a result of the Gulf of Mexico oil spill disaster, a greater percentage than normal of Omega Protein’s 2010 fish catch was harvested at its Reedville, Virginia facility which typically has lower total yields as compared to the yields from Omega Protein’s Gulf of Mexico facilities. Gulf of Mexico total yields were consistent with the previous five fishing seasons while Atlantic yields were approximately 13% lower as compared to the average total yield of the previous five fishing seasons. Poor total yields result in increased per unit inventory costs and fewer volumes available for future sale and, as a result, have at times materially impacted the amount of products that Omega Protein has been able to produce from its available fish catch. It is possible that total yields in the future could adversely impact the Company’s ability to operate profitably.

Laws or regulations that restrict or prohibit menhaden or purse seine fishing operations, or the manufacture, sale or distribution of menhaden products, could adversely affect Omega Protein’s ability to operate. The adoption of new laws or regulations at federal, regional, state or local levels that restrict or prohibit menhaden or purse seine fishing operations, or the manufacture, sale or distribution of menhaden products, or stricter interpretations of existing laws or regulations, could materially adversely affect Omega Protein’s business, results of operations and financial condition. In addition, the impact of a violation by Omega Protein of federal, regional, state or local law or regulation relating to its fishing operations, the protection of the environment or the health and safety of its employees could have a material adverse affect on the Company’s business, financial condition, or results of operation.

One example of potentially restrictive regulation is an addendum to a fisheries management plan recommended by a regional regulatory commission, the Atlantic States Marine Fisheries Commission (“ASMFC”), in August 2005. The Commonwealth of Virginia has declined to adopt the ASMFC’s recommended plan but has instead adopted its own restrictions whereby Omega Protein’s Chesapeake Bay menhaden harvest are capped for a five year period at 109,020 metric tons per year. The Virginia restrictions also allow for a credit whereby any under-harvest in a particular year below the 109,020 metric ton cap would be added to increase the cap for the following year, up to a maximum of 122,740 metric tons per year. Omega Protein supported Virginia’s proposal and voluntarily complied with its limitations in 2006 and subsequently thereafter after the cap was formally approved. This restriction had no effect on the Company’s Chesapeake Bay harvest in 2007, 2008, 2009 and 2010 and is not expected to have a material adverse effect on the Chesapeake Bay harvest in 2011. As a result of Omega Protein’s 2010 Chesapeake Bay underharvest, the 2011 Chesapeake Bay catch limit will be 122,740 metric tons. The ASMFC and Virginia have recently extended the cap for another three year period so that it now expires in 2013. See “Items 1 and 2 Business and Properties—Regulation”.

Another example is regulations adopted by the Texas Parks and Wildlife Commission related to the menhaden reduction fishery in Texas waters which limits the Total Allowable Catch (“TAC”) to 31.5 million pounds annually. The regulations also allow for a 10% underage or overage in each year which is credited or deducted, as applicable, to the TAC in the following year.

Another example is two bills that would have banned commercial menhaden fishing introduced in October 2007 in the U.S. House of Representatives (H.R. 3840 and H.R. 3841) by two congressmen representing portions of New Jersey and Maryland, areas where Omega Protein has no operations. The bills were never moved out of committee. Another bill introduced in the U.S. Senate in October 2009 (S. 1816) would have placed a moratorium on menhaden fishing on the Atlantic Coast. This moratorium provision was later removed from the proposed bill. In the 2011 session of the Virginia legislature, a House bill was introduced that would have mandated a reduction in menhaden reduction fishing in Virginia waters by 20% each year, ending in a complete moratorium after five years. The bill was never moved out of committee.

Another example is a bill introduced in February 2011 in the Maryland House of Delegates (House Bill 1142) which would prohibit the manufacture, sale or distribution in the State of Maryland of products obtained from reduction of Atlantic menhaden. The Company is unable to predict the outcome of this bill.

The enactment of these bills described above, or any restrictions similar to those described in these bills, could have a material adverse effect on the Company’s business, results of operations or financial condition.

Worldwide supply and demand relationships, which are beyond the Company’s control, influence the prices that the Company receives for many of its products and may from time to time result in low prices for many of the Company’s products. Prices for many of the Company’s products are subject to, or influenced by, worldwide supply and demand relationships over which the Company has no control and which tend to fluctuate to a significant extent over the course of a year and from year to year. For example, during 2008, Omega Protein experienced fish oil price increases of approximately 73.4% when compared to 2007. Beginning in the third quarter of 2008, pricing in the agricultural commodity markets began to decrease. Spot fish oil and fish meal prices have followed these general trends by decreasing during the second half of 2008 and throughout 2009. During 2009, Omega Protein’s fish oil prices declined approximately 35.1% as compared to 2008. During 2010, Omega Protein’s fish meal prices increased approximately 40.2% as compared to 2009 due in part to the global tightening of fish meal availability. The factors that influence these supply and demand relationships are world supplies of fish meal made from other fish species, animal proteins and fats, palm oil, rapeseed oil, soy meal and oil, and other edible oils.

New laws or regulation regarding contaminants in fish oil or fish meal may increase Omega Protein’s cost of production or cause Omega Protein to lose business. It is possible that future enactment of increasingly stringent regulations regarding contaminants in fish meal or fish oil by foreign countries or the United States may adversely affect the Company’s business, results of operations and financial condition. More stringent regulations could result in: (i) Omega Protein’s incurrence of additional capital expenditures on contaminant reduction technology in order to meet the requirements of those jurisdictions, and possibly higher production costs for Omega Protein’s products, or (ii) Omega Protein’s withdrawal from marketing its products in those jurisdictions.

Omega Protein’s fish catch may be impacted by restrictions on its spotter aircraft. If Omega Protein’s spotter aircraft are prohibited or restricted from operating in their normal manner during the Omega Protein’s fishing season, the Company’s business, results of operations and financial condition could be adversely affected. For example, as a direct result of the September 11, 2001 terrorist attacks, the Secretary of Transportation issued a federal ground stop order that grounded certain aircraft (including Omega Protein’s fish-spotting aircraft) for approximately nine days. This loss of spotter aircraft coverage severely hampered Omega Protein’s ability to locate menhaden fish during this nine-day period and thereby reduced its amount of saleable product.

Unfavorable publicity or consumer perception of Cyvex’s products could cause fluctuations in its operating results and could have a material adverse effect on its reputation, the demand for its products, and its ability to generate revenues. The Company is dependent upon consumer perception of the safety and quality of Cyvex’s products, as well as similar products distributed by other companies. Consumer perception of products can be significantly influenced by scientific research or findings, national media attention, and other publicity about product use. A product may be received favorably, resulting in high sales associated with that product that may not be sustainable as consumer preferences change. Future scientific research or publicity could be unfavorable to Cyvex’s industry or any of its particular products and may not be consistent with earlier favorable research or publicity. Adverse publicity in the form of published scientific research or otherwise, whether or not accurate, that associates consumption of our products or any other similar products with illness or other adverse effects, that questions the benefits of Cyvex products or similar products, or that claims that such products are ineffective could have a material adverse effect on our reputation, the demand for Cyvex products, and its ability to generate revenues.

Compliance with new and existing governmental regulations could increase the Company’s costs significantly and adversely affect Cyvex results of operations. The processing, formulation, manufacturing, packaging, labeling, advertising, and distribution of Cyvex products are subject to federal laws and regulation by one or more federal agencies, including the FDA, FTC, the Consumer Product Safety Commission, the United States Department of Agriculture, and the Environmental Protection Agency. These activities are also regulated by various state, local, and international laws and agencies of the states and localities in which our products are sold. Government regulations may prevent or delay the introduction, or require the reformulation, or require the discontinuance of Cyvex products, which could result in lost revenues and increased costs to us. For instance, the FDA regulates, among other things, the composition, safety, labeling, and marketing of dietary supplements (including vitamins, minerals, herbs, and other dietary ingredients for human use). The FDA may not accept the evidence of safety for any new dietary ingredient that Cyvex may wish to market, may determine that a particular dietary supplement or ingredient presents an unacceptable health risk, and may determine that a particular claim or statement of nutritional value that we use to support the marketing of a dietary supplement is an impermissible drug claim, the claim is not substantiated, or is an unauthorized version of a “health claim.” Any of these actions could prevent Cyvex from marketing particular dietary supplement ingredients or making certain claims or statements with respect to those products. The FDA could also require Cyvex to remove a particular product from the market. Any future recall or removal would result in additional costs to the Company, including lost revenues from any products that Cyvex is required to remove from the market. Any product recalls or removals could also lead to liability, substantial costs, and reduced growth prospects.

Additional or more stringent regulations of dietary supplements and other products have been considered from time to time. These developments could require reformulation of some products to meet new standards, recalls or discontinuance of some products not able to be reformulated, additional record-keeping requirements, increased documentation of the properties of some products, additional or different labeling, additional scientific substantiation, adverse event reporting, or other new requirements. Any of these developments could increase our costs significantly. We may not be able to comply with the new rules without incurring additional expenses, which could be significant.

The Company may incur material product liability claims and product recall costs, which could increase the Company’s costs and adversely affect its reputation, revenues, and operating income. As a manufacturer of products designed for human consumption, the Company is subject to product liability claims and product recall costs if the use of Cyvex products is alleged to have resulted in injury. Cyvex products consist of vitamins, minerals, herbs and other ingredients that are classified as foods or dietary supplements and are not subject to pre-market regulatory approval in the United States. Cyvex products could contain contaminated substances, and some of its products contain ingredients that do not have long histories of human consumption. Previously unknown adverse reactions resulting from human consumption of these ingredients could occur.

In addition, third-party manufacturers produce many of the products our Cyvex subsidiary sells. As a distributor of products manufactured by third parties, the Company may also be liable for various product liability claims for products Cyvex does not manufacture. Although Cyvex’s purchase agreements with its third-party vendors typically require the vendor to indemnify Cyvex to the extent of any such claims, any such indemnification is limited by its terms. Moreover, as a practical matter, any such indemnification is dependent on the creditworthiness of the indemnifying party and its insurer, and the absence of significant defenses by the insurers. We may be unable to obtain full recovery from the insurer or any indemnifying third party in respect of any claims against us in connection with products manufactured by such third party.

Increase in the price and shortage of supply of key raw materials could adversely affect Cyvex business. Cyvex products are composed of certain key raw materials. If the prices of these raw materials were to increase significantly, it could result in a significant increase to us in the prices our third-party manufacturers charge Cyvex for its products. Raw material prices may increase in the future and Cyvex may not be able to pass on such increases to its customers. A significant increase in the price of raw materials that cannot be passed on to customers could have a material adverse effect on Cyvex’s results of operations and financial condition. In addition, if Cyvex cannot get access to key raw materials due to increased regulatory scrutiny or changing regulatory standards involving dietary supplements or its ingredients, or the importation of these raw materials into the United States, it could have a material adverse effect on our results of operations and financial condition. For example, Cyvex has recently experienced difficulties in receiving imports of BioVinca-vinpocetine due to an FDA review. Vinpocentine is a semisynthetic derivative of vincamine which is sold by Cyvex under the tradename BioVinca®. BioVinca® sales contributed approximately $2.4 million of Cyvex’s unaudited $11.5 million of revenue in 2010. It is possible that future import restrictions and FDA reviews, if they occur, may adversely affect Cyvex’s future sales of BioVinca®.

Risks Relating to the Company’s Ongoing Operations:

The Company has a moderate amount of indebtedness, which may adversely affect its ability to operate its business, remain in compliance with debt covenants and make payments on its debt. As of December 31, 2010, the aggregate amount of the Company’s outstanding indebtedness under its bank credit facility and its loan agreements under the Title XI Fisheries Finance Program was approximately $33.3 million. The Company’s outstanding indebtedness could have important consequences for you, including the following:

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

The Company’s strategy to expand into the functional food and supplement grade oils market may be unsuccessful. The Company’s attempts to expand its fish oil sales into the market for refined, functional food and supplement grade fish oils for human consumption may not be successful. The Company’s expectations regarding future demand for Omega-3 fatty acids may prove to be incorrect or, if future demand does meet the Company’s expectations, it is possible that purchasers could utilize Omega-3 sources other than the Company’s products.

The Company’s quarterly operating results will fluctuate as its business is seasonal in nature. Omega Protein’s menhaden harvesting and processing business is seasonal in nature. Omega Protein generally has higher sales during the menhaden harvesting season (which includes the second and third quarter of each fiscal year) due to increased product availability, but prices during the fishing season tend to be lower than during the off-season. As a result, the Company’s quarterly operating results have fluctuated in the past and may fluctuate in the future. In addition, from time to time Omega Protein defers sales of inventory based on worldwide prices for competing products that affect prices for its products, which may affect comparable period comparisons.

As an example, gross profit as a percentage of revenues for the quarter ended December 31, 2010 increased substantially as compared to the previous three quarters of 2010. This increase was due to greater than anticipated inventory production after September 30, 2010. As a result, standard cost for 2010 inventory, for which sales commenced largely in the third quarter of 2010, was decreased and balanced all previous sales of 2010 inventory production during the quarter ended December 31, 2010. The impact of the change in standard cost to the quarter ended December 31, 2010 is estimated to be approximately $4 million.

The Company’s business is subject to significant competition, and some competitors have significantly greater financial resources and more extensive and diversified operations than the Company. The marine protein and oil business is subject to significant competition from producers of vegetable and other animal protein products and oil products such as Archer Daniels Midland and Cargill. In addition Omega Protein competes with a smaller domestic privately-owned menhaden fishing company and international marine protein and oil producers, including Scandinavian herring processors and South American anchovy and sardine processors. Many of these competitors have significantly greater financial resources and more extensive and diversified operations than the Company.

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

The Company may undertake acquisitions that are unsuccessful and the Company’s inability to control the inherent risks of acquiring businesses could adversely affect its business, results of operations and financial condition. In the future the Company may undertake acquisitions of other businesses, located either in the United States or in other countries, although there can be no assurances that this will occur. The Company has not made any acquisitions until its recent acquisition of Cyvex in December 2010. There can be no assurance that the Company will be able (i) to identify and acquire acceptable acquisition candidates on favorable terms, (ii) to profitably manage Cyvex or future businesses it may acquire, or (iii) to successfully integrate Cyvex or future businesses it may acquire without substantial costs, delays or other problems. Any of these outcomes could have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company’s failure to comply with federal U.S. citizenship ownership requirements may prevent it from harvesting menhaden in the U.S. jurisdictional waters. Omega Protein’s harvesting operations are subject to the Shipping Act of 1916 and the regulations promulgated there under by the

Department of Transportation, Maritime Administration which require, among other things, that the Company be incorporated under the laws of the U.S. or a state, the Company’s chief executive officer be a U.S. citizen, no more of the Company’s directors be non-citizens than a minority of a number necessary to constitute a quorum and at least 75% of the Company’s outstanding capital stock (including a majority of its voting capital stock) be owned by U.S. citizens. If the Company fails to observe any of these requirements, the Company will not be eligible to conduct its harvesting activities in U.S. jurisdictional waters which would have a material adverse effect on the Company’s business, results of operations and financial condition.

Omega Protein may not be able to recruit, train and retain qualified marine personnel in sufficient numbers. Omega Protein’s business is dependent on its ability to recruit, train and retain qualified marine personnel in sufficient numbers such as vessel captains, vessel engineers and other crewmembers. Omega Protein has experienced difficulty in recent years in recruiting its optimal number of employees. To the extent that Omega Protein is not successful in recruiting, training and retaining employees in sufficient numbers, its productivity may suffer. If Omega Protein were unable to secure a sufficient number of workers during periods of peak employment, the lack of personnel could have an adverse effect on the Company’s business, results of operations and financial condition. The impact of Hurricanes Katrina, Rita and Ike has exacerbated the difficulties of recruiting and retaining qualified marine personnel in the Gulf Coast area.

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

Investment Risks. Investment risks specifically related to the Company’s common stock include:

The recent financial crisis and uncertain economic conditions may have material adverse impacts on our business and financial condition that we currently cannot predict. As widely reported, economic conditions in the United States and globally drastically deteriorated during 2008 and 2009. Financial markets in the United States, Europe and Asia experienced a period of unprecedented turmoil and upheaval characterized by extreme volatility and declines in security prices, severely diminished liquidity and credit availability, inability to access capital markets, the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States federal government and other governments. Unemployment has risen while business and consumer confidence have declined. Although we cannot predict the impacts on us of these economic conditions, these or future similar events could materially adversely affect our business and financial condition.

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

The limited liquidity for the Company’s common stock could affect your ability to sell your shares at a satisfactory price. The Company’s common stock is relatively illiquid. As of December 31, 2010, the Company had approximately 18.8 million shares of common stock outstanding. The average daily trading volume in the common stock during the prior 60 calendar days ending on that date was approximately 90,000 shares. A more active public market for the Company’s common stock, however, may not develop, which would continue to adversely affect the trading price and liquidity of the common stock. Moreover, a thin trading market for the common stock causes the market price for the common stock to fluctuate significantly more than the stock market as a whole. Without a large float, the Company’s common stock is less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of the common stock may be more volatile. In addition, in the absence of an active public trading market, you may be unable to liquidate your investment in the Company at a satisfactory price.

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

The number of shares of the Company’s common stock eligible for future sale could adversely affect the market price of its stock. The Company had outstanding options to purchase approximately 3.3 million shares of its common stock with a weighted average exercise price of $5.86 per share as of December 31, 2010. These shares of common stock are registered for resale on currently effective registration statements. Certain of the Company’s officers and directors have, from time to time, entered into Rule 10b5-1 sales plans with brokers unaffiliated with the Company whereby they have committed to sell automatically and without discretion a predetermined number of shares of the Company’s common stock over a period of time according to their own individual criteria. The issuance of a significant number of shares of common stock upon the exercise of stock options, or the availability for sale, or sale, of a substantial number of the shares of common stock eligible for future sale under effective registration statements, under Rule 144 or otherwise, could adversely affect the market price of the common stock.

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

In April 2010, the Company received a request for information pursuant to Section 308 of the Federal Water Pollution Control Act (Clean Water Act) from Region 3 of the United States Environmental Protection Agency

(the “EPA”) concerning the Company’s wastewater practices for its fishing operations at its Reedville, Virginia facility. The Company has responded to the request. The Company believes it has been in compliance with all applicable laws with regard to wastewater practices. The Company cannot predict the outcome of the EPA’s review.

In February 2011, the United States Coast Guard conducted an inspection of the vessels at the Company’s Reedville, Virginia facility regarding the Company’s vessel bilge water disposal practices. The Company has cooperated with the investigation. The Company cannot predict the outcome of the Coast Guard review.

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

The cumulative total return computations set forth in the Performance Graph assume the investment of $100 in Common Stock, the Russell 2000 Index, and the Peer Group Index on December 31, 2005. Any dividends are assumed to be reinvested.

COMPARISON OF CUMULATIVE TOTAL RETURN

ASSUMES $100 INVESTED ON JAN. 01, 2006

ASSUMES DIVIDEND REINVESTED

FISCAL YEAR ENDING DEC. 31, 2010

	Period Ending
Company/Market/Peer Group	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010
Omega Protein Corporation	$100.00	$115.20	$138.45	$59.76	$64.98	$120.72
Russell 2000 Index	$100.00	$118.37	$116.51	$77.15	$98.11	$124.46
Peer Group Index	$100.00	$133.20	$166.74	$110.23	$132.95	$144.62

*	$100 invested on December 31, 2005 including reinvestment of dividends

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

The Company’s common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “OME”. The daily high and low sales prices for the common stock, as reported in the consolidated transactions reporting system for each quarterly period ending on the date indicated, are shown in the following table. No dividends were paid during the periods set forth in the table.

	Dec. 31, 2010	Sep. 30, 2010	Jun. 30, 2010	Mar. 31, 2010	Dec. 31, 2009	Sep. 30, 2009	Jun. 30, 2009	Mar. 31, 2009
High sales price	$8.44	$6.21	$7.05	$5.95	$5.15	$5.47	$5.45	$4.91
Low sales price	5.50	3.92	3.71	3.94	3.68	3.52	2.49	1.60

On March 1, 2011, the closing price of the Company’s common stock, as reported by the NYSE, was $11.41 per share. As of March 1, 2011, there were approximately 21 holders of record of the Company’s common stock. This number does not include any beneficial owners for whom shares may be held in a “nominee” or “street” name.

The Company has never declared any dividends since it became a public company in April 1998. The Company intends to retain earnings, if any, and does not anticipate declaring or paying dividends on its common stock or repurchasing outstanding shares of its common stock in the foreseeable future. Any future determination as to payment of dividends will be made at the discretion of the Board of Directors of the Company and will depend upon the Company’s operating results, financial condition, capital requirements, general business conditions and such other factors that the Board of Directors deems relevant. In addition, the payment of cash dividends is not permitted by the terms of the Company’s bank credit facility. See “Item 7—Management’s Discussion and Analysis of Financial Conditional and Results of Operations—Liquidity and Capital Resources.”

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

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share amounts)
INCOME STATEMENT DATA:
Revenues	$167,704	$164,861	$177,412	$157,149	$139,834
Operating income (loss)	31,056	(4,286)	23,543	27,440	7,956
Net income (loss)	18,259	(6,198)	12,576	12,139	4,572
Per share income (loss) basic	0.97	(0.33)	0.69	0.72	0.19
Per share income (loss) diluted	0.97	(0.33)	0.68	0.70	0.18
CASH FLOW DATA:
Capital expenditures	15,599	17,776	22,943	8,331	20,318
BALANCE SHEET DATA (end of period):
Working capital	$83,713	$61,796	$96,812	$83,461	$71,076
Property and equipment, net	111,726	110,625	106,181	96,659	100,776
Total assets	236,784	198,044	232,581	207,829	200,718
Current maturities of long-term debt and capital lease obligation	3,433	2,749	7,999	6,283	2,467
Long-term debt and capital lease obligation	31,127	24,805	52,946	58,976	72,693
Stockholders’ equity	157,527	137,026	139,557	118,455	101,090

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of the Company’s financial condition and results of operations. This discussion should be read in conjunction with the Consolidated Financial Statements of the Company appearing under Item 8 of this Report. Certain amounts applicable to the prior periods have been reclassified to conform to the classifications currently followed. Specifically, the Company has reclassified $389,000 from Receivables, net to Prepaid expenses and other current assets on the Consolidated Balance Sheet for the year ended December 31, 2009 to conform with the presentation for the year ended December 31, 2010. In addition, cash flows from receivables of $389,000 have been reclassified to prepaid expenses and other current assets on the Consolidated Statement of Cash Flows for the year ended December 31, 2009 to conform with the presentation for the year ended December 31, 2010. Such reclassifications do not affect current assets, operating cash flows, earnings or stockholders’ equity.

Company Overview

Business. The Company operates through three primary subsidiaries: Omega Protein, Inc., Omega Shipyard, Inc. and Cyvex Nutrition, Inc. Omega Protein, Inc. (“Omega Protein”), which is the Company’s principal operating subsidiary, operates in the menhaden processing business and is the successor to a business conducted since 1913. Omega Shipyard, Inc. (“Omega Shipyard”) owns a drydock facility in Moss Point, Mississippi that is used to provide shoreside maintenance for Omega Protein’s fishing fleet and, subject to outside demand and excess capacity, occasionally for third-party vessels. Cyvex Nutrition, Inc. (“Cyvex”), founded in 1984 and acquired by the Company on December 16, 2010, is located in Irvine, California and participates in the nutraceutical industry as an ingredient provider. Revenues from Omega Shipyard for third-party vessel work and Cyvex were not material in 2010. The Company also has a number of other immaterial direct and indirect subsidiaries.

Omega Protein is the largest U.S. producer of protein-rich meal and oil derived from marine sources. Omega Protein’s products are produced from menhaden (a herring-like fish found in commercial quantities), and include regular grade and value-added specialty fish meals, crude and refined fish oils and fish solubles. Omega Protein’s fish meal products are used as nutritional feed additives by animal feed manufacturers and by commercial livestock producers. Omega Protein’s crude fish oil is sold to food producers and feed manufacturers, and its refined fish oil products are used in food production, feed production and certain industrial applications. Fish solubles are sold as attractants for animal feeds and baits and as fertilizers.

Fishing. Omega Protein’s harvesting season generally extends from early May through December on the mid-Atlantic coast and from mid-April through October on the Gulf coast. During the off-season and the first few months of each fishing season, Omega Protein fills purchase orders from the inventory it has accumulated during the previous fishing season or in some cases, by re-selling meal and oil purchased from other suppliers.

The fish catch is processed into three general types of products; fish meal, fish oil and fish solubles at Omega Protein’s four meal and oil processing plants, two in Louisiana, one in Mississippi and one in Virginia.

On September 13, 2008, Omega Protein’s Abbeville and Cameron, Louisiana fish processing facilities were damaged by Hurricane Ike. Both of these facilities were non-operational immediately after the hurricane. Operations at the Abbeville fish processing facility were restored to full capacity on September 22, 2008. The Cameron fish processing facility was fully functional prior to the beginning of the 2009 fishing season. These hurricane damages adversely affected the Company’s business, results of operations and financial condition.

The direct impact of the hurricane upon Omega Protein was a loss of physical inventories and physical damage to the plants. The interruption of processing capabilities caused Omega Protein to address the impact of abnormal downtime of its processing facilities, which resulted in the immediate recognition of costs which would ordinarily have been captured as inventory costs. The amounts of these losses are more fully described in Notes 5, 7 and 15 to the Consolidated Financial Statements.

During 2008, Omega Protein experienced higher costs of production and below average fish catch. The higher costs of production were primarily attributed to increased energy, labor and repair costs. The reduced fish catch was primarily attributable to adverse weather conditions mainly associated with hurricane activity. As a result of the higher costs of production and below average fish catch, Omega Protein experienced significantly higher per unit product costs (approximately 27.3% increase as compared to the 2007 fishing season) which adversely affected the Company’s earnings for 2008. The impacts of higher cost inventories were carried forward and adversely affected the Company’s earnings through the second quarter of 2009. In addition, the lost fishing days resulted in lower 2008 product volumes available for sale in the first half of 2009. These higher cost product inventories carried forward from the 2008 fishing season were largely sold as of June 30, 2009.

During 2009, Omega Protein reduced overall costs of production by approximately $5.8 million as compared to 2008 by lowering and, in some cases, eliminating certain expenses, renegotiating more favorable vendor contracts, and fixing energy prices via energy swaps (more fully explained in Note 1 to the Consolidated Financial Statements). However, due to lower than average fish catch, Omega Protein continued to experience higher per unit product costs which contributed to lower than anticipated Company earnings for the second half of 2009. In addition, the lower than average fish catch resulted in lower 2009 product volumes available for sale in the first half of 2010. These higher cost product inventories carried forward from the 2009 fishing season were largely sold as of June 30, 2010.

During 2010, Omega Protein experienced abnormally below average fish catch in the Gulf of Mexico from the months of June to September as a result of the Gulf of Mexico oil spill disaster. The Gulf of Mexico below average fish catch was partially mitigated by an above average fish catch in the Atlantic for the 2010 fishing season and an above average fish catch in the Gulf of Mexico for the month of October, once the majority of the fishing restrictions were lifted as a result of the Gulf of Mexico oil spill disaster and fishing conditions returned to normal. The overall decrease in fish catch negatively impacted Omega Protein’s inventory available to sell during the second half of 2010 and its per unit product costs. The high per unit product costs were partially offset by $18.7 million in emergency payments from the Gulf Coast Claims Facility (GCCF) which were received during 2010. See Notes 1 and 2 to the Consolidated Financial Statements for additional information related to the Gulf of Mexico oil spill disaster.

Harvesting and Production. The following table summarizes the Omega Protein’s harvesting and production for the indicated periods:

	Years Ended December 31,
	2010	2009	2008
Fish catch (tons) (1)	473,657	469,067	458,079

Production (tons):
Fish meal
Regular grade	18,236	21,461	33,083
Special Select	88,787	86,223	68,839
Sea-Lac	19,360	8,365	13,570
Oil
Crude	33,289	38,106	43,119
Refined	10,164	11,428	13,258
Solubles	5,632	14,526	6,797

Total Production	175,468	180,109	178,666

(1)	Fish catch has been converted to tons using the National Marine Fisheries Service (“NMFS”) fish catch conversion ratio of 670 pounds per 1,000 fish.

Omega Protein’s harvesting and processing business is seasonal and fluctuates from year to year and month to month due to natural conditions over which Omega Protein has no control. For illustrative purposes, Omega Protein’s total yield for the 2010 fishing season was 7% lower compared to the average total yield the previous five fishing seasons. The Company believes that the causes of lower total yields relate to fish diet, weather and water temperature but such causes are not generally well understood. In addition, as a result of the Gulf of Mexico oil spill disaster, a greater percentage than normal of Omega Protein’s 2010 fish catch was harvested at its Reedville, Virginia facility which typically has lower total yields as compared to the yields from Omega Protein’s Gulf of Mexico facilities. Gulf of Mexico total yields were consistent with the previous five fishing seasons while Atlantic yields were approximately 13% lower as compared to the average total yield of the previous five fishing seasons. Poor total yields result in increased per unit inventory costs and fewer volumes available for future sale and, as a result, have at times materially impacted the amount of products that Omega Protein has been able to produce from its available fish catch.

Markets.  Pricing for Omega Protein’s products has been volatile in the past several years and is attributable mainly to the international availability, or the perceived international availability, of fish meal and fish oil inventories. In an effort to reduce price volatility and to generate higher, more consistent profit margins, Omega Protein has implemented a quality control program designed to increase its capability of producing higher quality fish meal products and, in conjunction therewith, enhanced it sales efforts to penetrate premium product markets. During 2000, Omega Protein’s production percentage of specialty meal products was approximately 46% of total meal production. During 2010 and 2009, Omega Protein’s specialty meal production percentage accounted for 86% and 82%, respectively, of total meal production. Future volumetric growth in specialty meal sales will be dependent upon increased harvesting efforts and market demand. Additionally, the Company continues to market its refined fish oil to food manufactures and other related industries. Omega Protein has made sales, which to date have not been material, of its refined fish oil, trademarked OmegaPure®, to food manufacturers in the United States and Canada at prices that provide substantially improved margins over the margins that can be obtained from selling non-refined crude fish oil. The Company cannot estimate, however, the size of the actual domestic or international markets for Omega Pure or how long it may take to develop these markets.

During 2008, 2009 and 2010, the Company’s fish catch and resultant product inventories were reduced, primarily due to adverse weather conditions and other factors such as the Gulf of Mexico oil spill disaster, and in 2009 and 2010 Omega Protein expanded its purchase and resale of other fish meals and oils (primarily U.S., Panamanian, Peruvian, Moroccan, and Mexican fish meal and U.S. menhaden oil). Although operating margins from these activities are less than the margins typically generated from Omega Protein’s base domestic production, these operations provide Omega Protein with a source of fish meal and oil to sell into other markets, some of which, Omega Protein has not historically had a presence. Omega Protein did not purchase any fish meal or fish oil during 2008. During the year ended December 31, 2009, Omega Protein purchased approximately 11,000 tons of fish meal, or approximately 7.6% of fish meal sales volumes for the same period. During the year ended December 31, 2010, Omega Protein purchased approximately 6,315 tons of fish meal, or approximately 6.2% of fish meal sales volumes for the same period.

Omega Protein sells a sizeable portion of its products on a two-to-twelve-month forward contract basis with the balance sold on a spot basis through purchase orders. Omega Protein’s sales contracts generally contain force majeure and other production allocation provisions. Due to the 2010 Gulf of Mexico oil spill disaster, Omega Protein has purchased additional fish meal from a third party to supplement its production and received partial reimbursement from BP through the GCCF for additional costs associated with this purchase. Historically, fish meal and fish oil sold on a forward contract basis has fluctuated from year to year based upon perceived market availability and forward price expectations. As of February 28, 2011, Omega Protein had either sold or sold forward on a contract basis approximately 124,100 tons of fish meal and 55,300 tons of fish oil for 2011.

Omega Protein’s annual revenues are highly dependent on pricing, annual fish catch, production yields and inventories and, in addition, inventory is generally carried over from one year to the next year. Omega Protein determines the level of inventory to be carried over based on existing contracts, prevailing market prices of the products and anticipated customer usage and demand during the off-season. Thus, production volume does not necessarily correlate with sales volume in the same year and sales volumes will fluctuate from quarter to quarter. Omega Protein’s fish meal products have a useable life of approximately one year from date of production. Practically, however, Omega Protein attempts to empty its warehouses of the previous season’s products by the second or third month of the new fishing season. Omega Protein’s crude fish oil products do not lose efficacy unless exposed to oxygen and, therefore, their storage life typically is longer than that of fish meal.

The following table sets forth Omega Protein’s revenues by product (in millions) and the approximate percentage of total revenues represented thereby, for the indicated periods:

	Years Ended December 31,
	2010		2009		2008
	Revenues	Percent	Revenues	Percent	Revenues	Percent
Regular Grade	$26.4	15.8%	$21.5	13.0%	$22.8	13.0%
Special Select	74.4	44.4	85.8	52.1	68.7	38.7
SeaLac	14.5	8.7	9.2	5.6	13.3	7.5
Crude Oil	33.1	19.7	25.7	15.6	48.5	27.3
Refined Oil	13.7	8.2	16.8	10.2	20.3	11.4
Fish Solubles	5.3	3.2	5.8	3.5	3.8	2.1
Other	0.1	—	0.1	—	—	—

Total	$167.5	100.0%	$164.9	100.0%	$177.4	100.0%

Acquisition of Cyvex Nutrition, Inc. On December 16, 2010, the Company completed the acquisition of 100% of the outstanding common stock of Cyvex Nutrition, Inc. (“Cyvex”), a California corporation, in a cash transaction pursuant to the terms of a Stock Purchase Agreement with the founder and sole shareholder of Cyvex. Cyvex now is a wholly owned subsidiary of Omega Protein Corporation.

Cyvex is a premium, science-based nutraceutical supplier to dietary supplement manufacturers that focus on human health and wellness. The Company believes that the acquisition of Cyvex will expand its presence in the human health and wellness market and will provide access to the top supplement manufacturers who purchase a variety of ingredients, including fish oil.

As consideration for the acquisition of Cyvex, the Company paid cash of $11.1 million, utilizing cash on hand, with no contingent consideration, other than a post closing adjustment of $0.2 million to account for differences between estimated working capital and actual working capital of Cyvex as of the closing date. The Company also agreed to pay an additional $1.6 million as part of the base purchase price to Cyvex’s former owner pending receipt of an approval from the Internal Revenue Service related to Cyvex’s prior status as a subchapter S corporation from 1989 until the closing date. A favorable approval was received subsequent to the closing date and the Company anticipates making all or a portion of the $1.6 million payment in the first quarter of 2011. Cyvex will make an Internal Revenue Code Section 338(h)(10) election in conjunction with the acquisition in order to treat the stock sale as if Cyvex had sold all of its assets at their fair market value to the Company. The result of the intended Code Section 338(h)(10) election was the recognition of an approximate $0.2 million liability for state franchise tax that the Company anticipates paying in the first quarter of 2011. As such, the Company has accrued $2.0 million as of December 31, 2010 related to payments to be made to Cyvex’s former owner subsequent to December 31, 2010. The results from operations for Cyvex for the 15 day period from the date of acquisition to December 31, 2010 were not material.

Critical Accounting Policies and Estimates

The methods, estimates and judgments used in applying the Company’s critical accounting policies have a significant impact on the results reported in the Consolidated Financial Statements. The SEC has defined the critical accounting policies as the ones that are most important to the portrayal of the Company’s financial condition and operating results, and requires the Company to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are highly uncertain at the time of estimation. Based on this definition, the Company’s most critical policies include: valuation of inventory (Notes 1 and 5), valuation of losses related to Jones Act and worker’s compensation insurance claims (Note 1), valuation of income and deferred taxes (Notes 1 and 12) and the valuation of pension plan obligations (Notes 1 and 14).

Specifically in regards to inventory, Omega Protein’s per unit cost of production is estimated prior to the beginning of each fishing season based on estimated total units of production divided by total estimated fishing costs (including off-season costs). Omega Protein adjusts the cost of sales, unallocated inventory cost pool and inventory balances at the end of the 2nd, 3rd and 4th quarters based on revised estimates of total units of production to total inventoriable costs. For the most part, Omega Protein begins selling its current season’s production during the 3rd quarter and sells that production until the 2nd quarter of the following year. From 2006 to 2009, the average cost per unit of production estimate increased 3% from the 3rd quarter to the 4th quarter of each respective year. During 2010, as a result of the larger than anticipated production in the 4th quarter, cost per unit of production for the 2010 4th quarter decreased 9% as compared to the 2010 3rd quarter.

The Company also has other key accounting policies and accounting estimates relating to the allowance of doubtful accounts (Note 1), goodwill and other intangible assets (Notes 1 and 8), valuation of shares-based compensation (Note 14) and interest rate and energy swap valuations (Notes 1 and 18). The Company believes that these key accounting policies and accounting estimates either do not generally require us to make estimates and judgments that are as difficult or as subjective as its critical accounting policies, or it is less likely that they would have a material impact on our reported results of operations for a given period.

For all financial statement periods presented, there have been no material modifications to the application of these critical accounting policies.

Results of Operations

The following table sets forth as a percentage of revenues, certain items of the Company’s results of operations for each of the indicated periods.

	Years Ended December 31,
	2010	2009	2008
Revenues	100.0%	100.0%	100.0%
Cost of sales	70.7	95.0	75.7

Gross profit	29.3	5.0	24.3
Selling, general and administrative expenses	9.3	7.7	9.3
Research and development expenses	1.0	0.9	1.0
(Other proceeds/gains) loss resulting from natural disaster, net—2008 storms	(0.1)	0.2	1.1
Other proceeds/gains relating to natural disaster, net—2005 storms	—	(1.6)	(0.8)
Loss on disposal of assets	0.6	0.4	0.4

Operating income (loss)	18.5	(2.6)	13.3
Interest income	—	0.1	0.3
Interest expense	(1.5)	(2.7)	(2.4)
Loss resulting from debt refinancing	—	(0.2)	—
Other expense, net	(0.1)	(0.3)	(0.1)

Income (loss) before income taxes	16.9	(5.7)	11.1
Provision (benefit) for income taxes	6.1	(1.9)	4.0

Net income (loss)	10.8%	(3.8)%	7.1%

2010 – 2009

Revenues. Revenues increased $2.8 million, or 1.7%, from $164.9 million in 2009 to $167.7 million in 2010. The increase in revenues was due to higher sales prices of 40.2% and 6.5% for the Company’s fish meal and fish oil, respectively, and higher sales volumes of 3.6% for the Company’s fish oil, partially offset by decreased sales volumes of 29.4% for the Company’s fish meal. Considering fish meal, fish oil and fish solubles sales activities in total, the Company experienced a $44.5 million increase in revenues due to increased sales prices and a $41.9 million decrease in revenue caused by decreased sales volumes, when comparing 2010 and 2009. The increase in fish meal prices during 2010 is due in part to the global tightening of fish meal availability experienced during 2010. The increase in fish oil prices is due to the stabilization of prices during 2010 as compared to the market lows experienced during 2009. The decrease in fish meal sales volumes for 2010 as compared to 2009 is partially due to lower production level and inventory available to sell as a result of the 2010 Gulf of Mexico oil spill disaster.

Cost of sales. Cost of sales, including depreciation and amortization, for 2010 was $118.5 million, a $38.2 million decrease, or 24.4%, as compared to 2009. Cost of sales as a percentage of revenues was 70.7% for 2010 as compared to 95.0% for 2009. The decrease in cost of sales as a percentage of revenue was primarily due to the increase in fish meal and fish oil sales prices in conjunction with decreased per unit of production costs related to 2010 production. The high costs per unit of production that Omega Protein incurred during the 2010 fishing season in the Gulf of Mexico as a result of the closure of its fishing grounds were reduced by payments received from the GCCF in the aggregate amount of $18.7 million.

Gross profit. Gross profit increased $41.0 million, or 501%, from $8.2 million in 2009 to $49.2 million in 2010. Gross profit as a percentage of revenue was 29.3% for 2010 as compared to 5.0% for 2009. The increase in gross profit as a percentage of revenue was primarily due the increase in fish meal and fish oil sales prices in conjunction with decreased per unit of production costs related to 2010 production, as discussed above.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $3.0 million, or 24.2%, from $12.6 million in 2009 to $15.6 million in 2010. The increase in selling, general and administrative expenses is primarily due to increased costs associated with employee compensation such as cash bonuses and stock option awards. Specifically, share based compensation for 2010 increased $1.1 million as compared to 2009 due to 2010 stock option grants.

Research and development expenses. Research and development expenses increased from approximately $1.4 million in 2009 to approximately $1.7 million in 2010. The increase is primarily due to employee related costs.

(Other proceeds/gains) loss resulting from natural disaster, net—2008 storms. During 2010, the Company recognized a gain of $0.2 million related to a grant from the State of Louisiana Hurricanes Gustav and Ike Fisheries Recovery Program. During 2009, the Company incurred losses, net of insurance receivable, of $0.4 million relating to damages incurred at its Abbeville and Cameron, Louisiana, fish processing facilities related to Hurricane Ike in 2008. The losses recognized during 2009 relate to clean up costs incurred and changes in estimated impairment losses of damaged fixed assets.

Other proceeds/gains relating to natural disaster, net —2005 storms. During 2009, the Company received federal hurricane assistance grants of $2.7 million, net of fees, from the State of Mississippi related to the impact of Hurricanes Katrina and Rita on the Company. No such grants were received during 2010 related to the 2005 storms.

Loss on disposal of assets. Loss on disposal of assets increased $0.3 million from $0.7 million in 2009 to $1.0 million in 2010. The 2010 loss relates to two decommissioned fishing vessels that were sold as scrap and two decommissioned fishing vessels that were written down to their net realizable value. The losses in 2009 primarily relate to four decommissioned fishing vessels that were sold as scrap.

Operating income (loss).  As a result of the factors discussed above, the Company’s operating income (loss) increased $35.4 million from an operating loss of $4.3 million in 2009 to an operating income of $31.1 million in 2010. As a percentage of revenues, operating income (loss) increased from an operating loss percentage of 2.6% in 2009 to an operating income percentage 18.5% in 2010.

Interest income.  Interest income decreased by $136,000 from $174,000 in 2009 to $38,000 in 2010. The decrease was primarily due to decreased average cash balances on which interest is earned and interest rates experienced in 2010 as compared 2009.

Interest expense.  Interest expense decreased $2.0 million, or 44.6%, from $4.5 million for 2009 to $2.5 million for 2010. The decrease in interest expense is primarily due to the Company’s cash flow interest rate hedges becoming ineffective as the result of early debt repayments associated with the refinancing of the Company’s bank credit facility during 2009 which resulted in $1.4 million of additional interest expense. Reduced debt balances for 2010 as compared to 2009 also contributed to the decrease. Those decreases are partially offset by the decrease in capitalized interest, which is netted against interest expense, from $0.7 million in 2009 to $0.2 million in 2010.

Loss resulting from debt refinancing.  The loss associated with writing off the unamortized portion of refinancing expenses associated with the prior bank credit facility was $0.4 million during 2009. No such loss was recognized in 2010.

Other expense, net.  Other expense, net decreased by $0.1 million from $0.5 million in 2009 to $0.4 million in 2010. The decrease was primarily due to a decrease in fines and fees accrued during 2010 as compared to 2009.

Provision (benefit) for income taxes.  The Company recorded a $10.0 million provision for income taxes for 2010 representing an effective tax rate of 35.3% compared to 34.5% for 2009. The increase in the effective tax rate is primarily a result of the impact of certain nonrecurring nondeductible items that affected the 2009 effective tax rate. The Company believes that it is more probable than not that the recorded estimated deferred tax asset benefits and state operating loss carry-forwards will be realized except for the amount for which a valuation allowance has been provided. The statutory tax rate of 34% for U.S. federal taxes was in effect for the respective periods.

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

Cost of sales.  Cost of sales, including depreciation and amortization, for 2009 was $156.7 million, a $22.3 million increase, or 16.6%, as compared to 2008. Cost of sales as a percentage of revenues was 95.0% for 2009 as compared to 75.7% for 2008. The increase in cost of sales as a percentage of revenue was primarily due to increased per unit production costs due to below average fish catch and the decline in fish oil sales prices.

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

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased $3.7 million, or 22.8%, from $16.3 million in 2008 to $12.6 million in 2009. The decrease was primarily due to decreased employee bonuses and reduced miscellaneous consulting costs incurred during 2009 as compared to 2008. Additionally, during 2008, the Company recorded approximately $0.4 million related to the estimated cost of an environmental remediation for one of the Company’s properties which was completed in 2009 and resulted in immaterial additional expense being recognized in 2009.

Research and development expenses.  Research and development expenses decreased from approximately $1.8 million in 2008 to approximately $1.4 million in 2009. The decrease is due to a certain research project during 2008 that ended during the beginning of 2009.

(Other proceeds/gains) loss resulting from natural disaster, net—2008 storms.  During 2009, the Company incurred losses, net of insurance receivable, of $0.4 million as compared to $2.0 in 2008, relating to damages incurred at its Abbeville and Cameron, Louisiana, fish processing facilities related to Hurricane Ike in 2008. The losses recognized during 2009 relate to clean up costs incurred and changes in estimated impairment costs of damaged fixed assets.

Other proceeds/gains relating to natural disaster, net —2005 storms.  During 2009 and 2008, the Company received federal hurricane assistance grants of $2.7 million and $1.3 million, net of fees, from the State of Mississippi and the State of Louisiana, respectively, related to the impact of Hurricanes Katrina and Rita on the Company.

Loss on disposal of assets.  A loss of $0.7 million on the disposal of assets was recognized in both 2009 and 2008. The losses in 2009 primarily relate to four decommissioned fishing vessels that were sold as scrap. The losses incurred during 2008 were the result of disposals of miscellaneous assets in the ordinary course of business.

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

Provision (benefit) for income taxes.  The Company recorded a $3.3 million benefit for income taxes for 2009 representing an effective tax rate of 34.5% for income taxes compared to 36.8% for 2008. The decrease in the effective tax rate is primarily a result of the impact of certain nondeductible items. The Company believes that it is more probable than not that the recorded estimated deferred tax asset benefits and state operating loss carry-forwards will be realized except for the amount for which a valuation allowance has been provided. The statutory tax rate of 34% for U.S. federal taxes was in effect for the respective periods.

Liquidity and Capital Resources

Historically, the Company’s primary sources of liquidity and capital resources have been cash flows from operations, bank credit facilities and term loans from various lenders provided pursuant to the U.S. Maritime Administration’s Fisheries Finance Program (“FFP”), which is offered through National Marine Fisheries Services (“NMFS”) under Title XI of the Marine Act of 1936 (“Title XI”). These sources of cash flows have been used for operations, capital expenditures, payment of long-term debt, the acquisition of Cyvex, purchases of fish meal and fish oil and the purchase and retirement of shares of the Company’s common stock in 2006.

At December 31, 2010, the Company had an unrestricted cash balance of $19.8 million, up $17.6 million from December 31, 2009. This increase was primarily due to improved earnings, proceeds from a Title XI term loan of $10 million and the reimbursement of losses from the GCCF of $18.7 million, partially offset by debt payments, the acquisition of Cyvex for $10.3 million, net of cash acquired, capital spending and spending related to the 2010 fishing season. Omega Protein’s annual revenues and its resulting liquidity are highly dependent on annual fish catch, production yields, selling prices for its products and inventories available for sale. Omega Protein’s selling prices for its products increased 28.4% for 2010 as compared to 2009. Additionally, Omega Protein experienced a 4.6% lower per unit cost of sales in 2010 as compared to 2009 related to inventory produced and production costs.

The aggregate amount of the Company’s outstanding indebtedness at December 31, 2010 was approximately $33.3 million compared to approximately $25.9 million at December 31, 2009. The Company has a moderately leveraged financial structure which could limit its financial flexibility. In particular, the Company will be required to use a portion of its cash flows to pay principal and interest on its debt, which will reduce the amount of money the Company has for operations, capital expenditures, expansion, acquisitions or general corporate or other business activities. In addition, the covenants contained in the Company’s debt agreements limit its ability to borrow money in the future for acquisitions, capital expenditures or to meet the Company’s operating expenses or other general corporate obligations. See “Risk Factors—The Company has a moderate amount of indebtedness, which may adversely affect its ability to operate its business, remain in compliance with debt covenants and make payments on its debt.”

The Company has contracted through energy swap derivatives or has stop losses for approximately 80% of its budgeted 2011 energy use.

Source of Capital: Operations

Net cash flow provided by operating activities increased from approximately $29.4 million for the year ended December 31, 2009 to $35.8 million for the year ended December 31, 2010. The increase in operating cash flow is primarily attributable to increased sales prices and profitability, partially offset by changes in inventory. Operating activities for 2010 also includes the receipt of $18.7 million from the GCCF related to the Gulf of Mexico oil spill disaster, which impacted net income and inventory balances.

Source of Capital: Debt

Net financing activities provided cash of $7.4 million and used cash of $33.8 million during the years ended December 31, 2010 and 2009, respectively. The year 2010 included $10.0 million in proceeds from a Title XI term loan, $3.0 million in debt and capital lease principal payments and $0.4 million in proceeds and tax effects received from stock options exercised. The year 2009 included $33.4 million in net debt and capital lease principal payments, including $28.0 million in prepayments of the prior credit facility, and $0.4 million in debt issuance costs associated with the new credit facility.

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

On December 1, 2005, pursuant to the Title XI program, the United States Department of Commerce Fisheries Finance Program (the “FFP”) approved a second financing application made by the Company in the amount of $16.4 million (the “Second Approval Letter”). In May 2006, the Company submitted a $6.3 million financing request under the Second Approval Letter. The Company closed on the $6.3 million FFP loan in the first quarter of 2007. In September 2009, the Company submitted a $10.0 million financing request under the remaining Second Approval Letter. The Company closed on the $10.0 million financing request on June 1, 2010. As of December 31, 2010, the Company had approximately $33.3 million of borrowings outstanding under Title XI and was in compliance with all of the covenants contained therein.

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

Date of Contract	Original Notional Amount	Notional Amounts as of December 31, 2010	Contracted Interest Rate	Total Asset (Liability) as of December 31, 2010
April 4, 2007	$19,950,000	$10,474,000	5.16%	$(498,300)
February 7, 2008	10,237,500	5,512,000	3.36%	(161,800)
March 19, 2008	4,436,250	2,389,000	2.96%	(60,400)

		$18,375,000		$(720,500)

On September 24, 2009, the Company paid $16.6 million of the borrowing outstanding under the Term Loan and on October 21, 2009, the Company entered into a Loan Agreement with Wells Fargo Bank N.A. (“the Loan Agreement”) which replaced the prior Senior Credit Facility. As a consequence of the debt prepayment and refinancing, the Company determined that the forecasted interest payments associated with the interest rate swaps would not occur. As a result, hedge accounting relating to the interest rate swaps was discontinued and all amounts previously recognized in accumulated other comprehensive loss were reclassified to interest expense as of September 30, 2009. For the years ended December 31, 2010 and 2009, $0.4 million and $1.5 million, respectively, was recognized as interest expense in the Consolidated Statement of Operations as a result of the debt prepayment and subsequent discontinuance of hedge accounting for the interest rate swaps. The interest rate swap agreements remained outstanding as of December 31, 2010.

The Loan Agreement with Wells Fargo Bank provides the Company with a senior secured credit facility consisting of a 3-year revolving credit facility of up to $35 million, including a $7.5 million sub-limit for the issuance of standby letters of credit, and is secured by substantially all of the Company’s assets except for those already pledged in connection with existing federal Fisheries Finance Program loans. The Loan Agreement replaced the prior Senior Credit Facility, under which, just prior to closing, $11.4 million was outstanding under the Term Loan and $2.8 million was outstanding under letters of credit. In connection with the closing of the Loan Agreement, the Company repaid the Term Loan at closing and the letters of credit were transferred to Wells Fargo Bank. As of December 31, 2009, the Company recognized $0.4 million in deferred debt issuance costs associated with the Loan Agreement on the Consolidated Balance Sheet. Additionally, the Company recognized a $0.4 million charge in the Consolidated Statement of Operations in 2009 related to unamortized deferred debt issuance costs associated with the prior Senior Credit Facility.

As of December 31, 2010, the Company had no amounts outstanding under the Loan Agreement and approximately $2.8 million in letters of credit issued primarily in support of worker’s compensation insurance programs. The Company has no off-balance sheet arrangements other than normal operating leases and standby letters of credit.

The Loan Agreement bears interest at LIBOR plus an applicable margin and requires the Company to comply with various affirmative and negative covenants affecting its business and operations including the following financial covenants:

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

As of December 31, 2010, the Company was in compliance with all covenants under the Loan Agreement and expects to be in compliance during the next fiscal year. For a more detailed description of the Loan Agreement, see the Company’s current report on Form 8-K filed with the SEC on October 23, 2009.

Use of Capital: Operations

Net investing activities used cash of $25.6 million and $7.5 million for the years ended December 31, 2010 and 2009, respectively. The Company’s investing activities consist mainly of acquisition costs and capital expenditures for equipment purchases, replacements, vessel refurbishments, and fish oil refining processes. The Company made capital expenditures of approximately $15.6 million and $17.8 million, for the years ended December 31, 2010 and 2009, respectively. The Company anticipates making an additional $15.0 million in capital expenditures during 2011 primarily for the refurbishment of vessels and plant assets. Investing activities during 2010 also includes $10.3 million, net of cash acquired, in acquisition costs related to the purchase of Cyvex and $0.2 million related to a grant from the State of Louisiana Hurricanes Gustav and Ike Fisheries Recovery Program. Investing activities during 2009 also includes the receipt of a grant of $2.7 million, net of fees and expenses, related to the impact of Hurricane Katrina, from the State of Mississippi, and the receipt of $7.5 million in proceeds from insurance companies relating to Hurricane Ike.

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

On December 16, 2010, the Company completed the acquisition of 100% of the outstanding common stock of Cyvex in a cash transaction pursuant to the terms of a Stock Purchase Agreement with the founder and sole shareholder of Cyvex. Cyvex now is a wholly owned subsidiary of Omega Protein Corporation.

Use of Capital: Contractual Obligations

The following tables aggregate information about the Company’s contractual cash obligations and other commercial commitments (in thousands) as of December 31, 2010:

	Payments Due by Period
Contractual Cash Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years
Long-term debt	$33,301	$2,994	$6,069	$5,754	$18,484
Capital lease obligation	1,259	439	820	—	—
Interest on long-term debt and capital lease obligation	12,717	2,195	3,584	2,710	4,228
Operating lease obligations	8,027	2,184	3,978	1,763	102
Pension Funding	12,305	1,955	4,175	3,745	2,430

Total Contractual Cash Obligations	$67,609	$9,767	$18,626	$13,972	$25,244

Use of Capital: Fish Meal and Oil Purchases

The Company has purchased fish meal from third parties to supplement its production and has received partial reimbursement from BP through the GCCF for, among other things, costs associated with those purchases.

The Company believes that the existing cash, cash equivalents, cash flow from operations and funds available through the Loan Agreement and/or Title XI indebtedness described above will be sufficient to meet its working capital and capital expenditure requirements through 2011.

Recently Issued Accounting Standards

For additional information on changes in accounting principles and new accounting principles, see Note 1 to the consolidated financial statements included in Item 8—Financial Statements and Supplementary Data.

Seasonal and Quarterly Results

Omega Protein’s menhaden harvesting and processing business is seasonal in nature. Omega Protein generally has higher sales during the menhaden harvesting season (which includes the second and third quarter of each year) due to increased product availability, but prices during the fishing season tend to be lower than during the off-season. Additionally, due to differences in gross profit margins for Omega Protein’s various products, any variation in the mix of product sales between quarters may result in significant variations of total gross profit margins. As a result, the Company’s quarterly operating results have fluctuated in the past and may fluctuate in the future. In addition, from time to time the Company defers sales of inventory based on worldwide prices for competing products that affect prices for Omega Protein’s products which may affect comparable period comparisons. Quarterly financial data contained in Note 20 to the Company’s Consolidated Financial Statements included in Item 8 of this report are incorporated herein by reference.

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

The Company is also exposed to market risk associated with natural gas and diesel prices. To partially mitigate this risk, the Company has forward purchased a portion of its expected natural gas, diesel and Bunker C usage for 2011 and 2012. The Company is currently exposed to market risk associated with increases in natural gas, Bunker C, and diesel prices related to the portion not covered by swaps for 2011 and 2012.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Omega Protein Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Omega Protein Corporation and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Controls Over Financial Reporting, management has excluded Cyvex Nutrition, Inc., acquired on December 16, 2010, from its assessment of internal control over financial reporting as of December 31, 2010. We have also excluded Cyvex Nutrition, Inc. from our audit of internal control over financial reporting. Cyvex Nutrition, Inc.’s total assets, total tangible assets and total revenues, in the aggregate, represent 5.9%, 1.4% and 0.1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2010.

PricewaterhouseCoopers LLP

Houston, Texas

March 3, 2011

OMEGA PROTEIN CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2010	December 31, 2009
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$19,784	$2,177
Receivables, net	11,492	11,225
Inventories	74,692	63,826
Deferred tax asset, net	1,673	3,426
Prepaid expenses and other current assets	3,641	3,235

Total current assets	111,282	83,889
Other assets, net	3,051	3,301
Energy swap asset, net of current portion	23	229
Property, plant and equipment, net	111,726	110,625
Goodwill and other intangible assets	10,702	—

Total assets	$236,784	$198,044

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$2,994	$2,380
Current portion of capital lease obligation	439	369
Accounts payable	2,776	2,392
Accrued liabilities	21,360	16,952

Total current liabilities	27,569	22,093
Long-term debt, net of current maturities	30,307	23,540
Capital lease obligation, net of current portion	820	1,265
Interest rate swap liability, net of current portion	98	395
Deferred tax liability	12,209	4,540
Pension liabilities, net	8,254	9,185

Total liabilities	79,257	61,018

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 authorized shares; none issued	—	—
Common Stock, $0.01 par value; 80,000,000 authorized shares; 18,827,278 and 18,727,446 shares issued and outstanding at December 31, 2010 and 2009, respectively	188	187
Capital in excess of par value	116,950	114,772
Retained earnings	48,072	29,813
Accumulated other comprehensive loss	(7,683)	(7,746)

Total stockholders’ equity	157,527	137,026

Total liabilities and stockholders’ equity	$236,784	$198,044

The accompanying notes are an integral part of the consolidated financial statements.

OMEGA PROTEIN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2010	2009	2008
	(in thousands, except per share amounts)
Revenues	$167,704	$164,861	$177,412
Cost of sales	118,519	156,676	134,387

Gross profit	49,185	8,185	43,025
Selling, general and administrative expenses	15,634	12,591	16,310
Research and development expenses	1,727	1,444	1,757
(Other proceeds/gains) loss resulting from natural disaster, net—2008 storms	(234)	369	2,033
Other proceeds/gains relating to natural disaster, net—2005 storms	—	(2,656)	(1,336)
Loss on disposal of assets	1,002	723	718

Operating income (loss)	31,056	(4,286)	23,543
Interest income	38	174	527
Interest expense	(2,495)	(4,507)	(4,306)
Loss resulting from debt refinancing	—	(385)	—
Other expense, net	(360)	(464)	(111)

Income (loss) before income taxes	28,239	(9,468)	19,653
Provision (benefit) for income taxes	9,980	(3,270)	7,077

Net income (loss)	$18,259	$(6,198)	$12,576

Basic earnings (loss) per share	$0.97	$(0.33)	$0.69

Weighted average common shares outstanding	18,799	18,715	18,298

Diluted earnings (loss) per share	$0.97	$(0.33)	$0.68

Weighted average common shares and potential common shares outstanding	18,911	18,715	18,581

The accompanying notes are an integral part of the consolidated financial statements.

OMEGA PROTEIN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009	2008
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$18,259	$(6,198)	$12,576
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	14,796	13,532	12,883
(Other proceeds/gains) loss resulting from natural disaster, net—2008 storms	(234)	251	3,065
Other proceeds/gains relating to natural disaster, net—2005 storms	—	(2,656)	(1,337)
Loss resulting from debt refinancing	—	385	—
Loss on disposal of assets, net	1,002	723	718
Provisions for losses on receivables	48	48	45
Share based compensation	1,794	738	375
Deferred income taxes	9,558	(2,818)	3,102
Changes in assets and liabilities:
Receivables	(315)	14,682	(20,001)
Inventories	(10,866)	10,850	(3,824)
Prepaid expenses and other current assets	(600)	(861)	18
Other assets	(1,535)	(1,831)	(689)
Accounts payable	384	(115)	48
Accrued liabilities	4,111	1,899	592
Pension liability, net	(604)	807	667

Net cash provided by operating activities	35,798	29,436	8,238

Cash flows from investing activities:
Proceeds from disposition of assets	72	123	181
Proceeds from insurance companies and grant, hurricanes	234	10,156	3,837
Acquisition of Cyvex, net of cash acquired	(10,289)	—	—
Capital expenditures	(15,599)	(17,776)	(22,943)

Net cash used in investing activities	(25,582)	(7,497)	(18,925)

Cash flows from financing activities:
Principal payments of long-term debt	(2,619)	(37,089)	(6,250)
Principal payments of capital lease obligation	(375)	(302)	(140)
Debt issuance costs	—	(417)	—
Proceeds from borrowings	10,000	4,000	—
Proceeds from stock options exercised	339	26	9,364
Tax effect of stock options exercised	46	—	2,416

Net cash provided by (used in) financing activities	7,391	(33,782)	5,390

Effect of exchange rate changes on cash and cash equivalents	—	25	—

Net increase (decrease) in cash and cash equivalents	17,607	(11,818)	(5,297)
Cash and cash equivalents at beginning of year	2,177	13,995	19,292

Cash and cash equivalents at end of year	$19,784	$2,177	$13,995

Supplemental cash flow information:
Cash paid during the year for:
Interest	$2,402	$4,303	$5,019
Income taxes	$357	$160	$1,519

In 2010, 2009 and 2008, no shares of the Company’s common stock were issued to directors in non cash transactions as payment in lieu of Board retainer and per diem fees.

The accompanying notes are an integral part of the consolidated financial statements.

OMEGA PROTEIN CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
	(in thousands)
Balance at December 31, 2007	17,454	$175	$101,865	$23,435	$(7,020)	$118,455
Issuance of common stock	1,258	12	12,143	—	—	12,155
Comprehensive income (loss):
Net income	—	—	—	12,576	—	12,576
Other comprehensive income (loss):
Interest rate swap adjustment, net of tax benefit of $404	—	—	—	—	(784)	(784)
Pension benefits adjustment, net of tax benefit of $1,465	—	—	—	—	(2,845)	(2,845)

Total comprehensive income (loss)				12,576	(3,629)	8,947

Balance at December 31, 2008	18,712	$187	$114,008	$36,011	$(10,649)	$139,557
Issuance of common stock	15	—	764	—	—	764
Comprehensive income (loss):
Net loss	—	—	—	(6,198)	—	(6,198)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax expense of $13	—	—	—	—	25	25
Energy swap adjustment, net of tax expense of $396	—	—	—	—	769	769
Interest rate swap adjustment net of tax expense of $632	—	—	—	—	1,226	1,226
Pension benefits adjustment, net of tax expense of $455	—	—	—	—	883	883

Total comprehensive (loss) income				(6,198)	2,903	(3,295)

Balance at December 31, 2009	18,727	$187	$114,772	$29,813	$(7,746)	$137,026
Issuance of common stock	100	1	2,178	—	—	2,179
Comprehensive income (loss):
Net income	—	—	—	18,259	—	18,259
Other comprehensive income (loss):
Energy swap adjustment, net of tax benefit of ($136)	—	—	—	—	(264)	(264)
Pension benefits adjustment, net of tax expense of $169	—	—	—	—	327	327

Total comprehensive income				18,259	63	18,322

Balance at December 31, 2010	18,827	$188	$116,950	$48,072	$(7,683)	$157,527

The accompanying notes are in integral part of the consolidated financial statements.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES SUMMARY OF OPERATIONS AND BASIS OF PRESENTATION

Business Description

Omega Protein Corporation (or the “Company”) operates through three primary subsidiaries: Omega Protein, Inc., Omega Shipyard, Inc. and Cyvex Nutrition, Inc. Omega Protein, Inc. (“Omega Protein”), which is the Company’s principal operating subsidiary, operates in the menhaden processing business and is the successor to a business conducted since 1913. Omega Shipyard, Inc. (“Omega Shipyard”) owns and operates a drydock facility in Moss Point, Mississippi. Cyvex Nutrition, Inc. (“Cyvex”), founded in 1984 and acquired by the Company on December 16, 2010, is located in Irvine, California and participates in the nutraceutical industry as an ingredient provider. Revenues from Omega Shipyard for third-party vessel work and Cyvex were not material in 2010. The Company also has a number of other immaterial direct and indirect subsidiaries.

Omega Protein produces and markets a variety of products produced from menhaden (a herring-like species of fish found in commercial quantities in the U.S. coastal waters of the Atlantic Ocean and Gulf of Mexico), including regular grade and value-added specialty fish meals, crude and refined fish oils and fish solubles. Omega Protein’s fish meal products are primarily used as a protein ingredient in animal feed for swine, cattle, aquaculture and household pets. Fish oil is utilized for animal and aquaculture feeds, industrial applications, as well as for additives to human food products and dietary supplements. Omega Protein’s fish solubles are sold primarily to livestock feed manufacturers, aquaculture feed manufacturers and for use as an organic fertilizer.

Omega Shipyard’s drydock facility is used to provide shoreside maintenance for Omega Protein’s fishing fleet and, subject to outside demand and excess capacity, occasionally for third-party vessels.

Cyvex is a premium, science-based nutraceutical supplier to dietary supplement manufacturers that focus on human health and wellness. See Note 3—Acquisition of Cyvex Nutrition for additional information related to the Company’s acquisition of Cyvex.

Consolidation

The consolidated financial statements include the accounts of Omega Protein Corporation and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Certain amounts applicable to the prior periods have been reclassified to conform to the classifications currently followed. Specifically, the Company has reclassified $389,000 from Receivables, net to Prepaid expenses and other current assets on the Consolidated Balance Sheet for the year ended December 31, 2009 to conform with the presentation for the year ended December 31, 2010. In addition, cash flows from receivables of $389,000 have been reclassified to prepaid expenses and other current assets on the Consolidated Statement of

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash Flows for the year ended December 31, 2009 to conform with the presentation for the year ended December 31, 2010. Such reclassifications do not affect current assets, operating cash flows, earnings or stockholders’ equity.

Gulf of Mexico Oil Spill Disaster

The Company accounted for the $18.7 million in payments received related to damages incurred from the Gulf of Mexico Oil Spill Disaster in its inventory and cost of sales. The payments partially reduced cost of sales by 8.9%, or $10.5 million, for the year ended December 31, 2010 and will continue to impact 2011 cost of sales through June 30, 2011 as remaining inventory from the 2010 fishing season is sold. For additional information, see Note 2 – Gulf of Mexico Oil Spill Disaster.

Hurricane Losses, Insurance Recoveries and Other Proceeds

2008 Hurricane Activity

On September 13, 2008, Omega Protein’s Abbeville and Cameron, Louisiana fish processing facilities were damaged by Hurricane Ike. Both of these facilities were non-operational immediately after the hurricane. Operations at the Abbeville fish processing facility were restored to full capacity on September 22, 2008. The Cameron fish processing facility was restored to full capacity prior to the beginning of its 2009 fishing season.

The direct impact of Hurricane Ike upon Omega Protein was a loss of physical inventories and physical damage to the plants. The interruption of processing capabilities caused Omega Protein to address the impact of abnormal downtime of its processing facilities, which resulted in the immediate recognition of costs which would ordinarily have been captured as inventory costs. The amounts of these losses are more fully described in Notes 5, 7 and 15.

During 2010, Omega Protein received a grant of $0.2 million from the State of Louisiana Hurricane Gustav and Ike Fisheries Recovery Program. The grant provides assistance for commercial fishing owners impacted by Hurricanes Gustav and Ike in 2008. The grant proceeds were recognized as “(Other proceeds/gains) loss resulting from natural disaster, net—2008 storms” in the Consolidated Statement of Operations for the year ended December 31, 2010.

Omega Protein maintains insurance coverage for a variety of these damages, most notably property, inventory and vessel insurance. The nature and extent of the insurance coverage varies by line of policy. Omega Protein received $10.2 million related to Hurricane Ike from these various policies.

2005 Hurricane Activity

On August 29, 2005, the Omega Protein’s Moss Point, Mississippi fish processing facility and adjacent shipyard were severely damaged by Hurricane Katrina. On September 25, 2005, Omega Protein’s Abbeville and Cameron, Louisiana fish processing facilities were also severely damaged by Hurricane Rita.

During 2008, Omega Protein received a grant of $1.3 million, net of fees and expenses, from the Louisiana Department of Wildlife and Fisheries which was recognized as “Other proceeds/gains relating to natural disaster, net—2005 storms” in the Consolidated Statement of Operations for the year ended December 31, 2008. The grant provides assistance for commercial fishing owners impacted by Hurricanes Katrina and Rita in 2005. During 2009, Omega Protein received a similar grant related to the impact of Hurricane Katrina of $2.7 million, net of fees and expenses, from the State of Mississippi. The Mississippi grant was recognized as “Other proceeds/gains relating to natural disaster, net—2005 storms” in the Consolidated Statement of Operations for the year ended December 31, 2009.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On August 31, 2007, the Company filed a lawsuit in the District Court of Harris, Texas 295th Judicial District, against its prior insurance broker, Aon Risk Services of Texas, who procured Omega Protein’s property insurance policies for the 2005/2006 policy year, which were the subject of prior litigation as a result of claims relating to Hurricanes Rita and Katrina. The Company’s lawsuit against Aon alleges negligent procurement, negligent misrepresentation, breach of contract and violations of Texas insurance and consumer protection laws. Trial has been set for this matter for May 2011.

Revenue Recognition

The Company derives revenue principally from the sales of a variety of protein and oil products derived from menhaden. In addition and as a result of its recent acquisition of Cyvex, the Company’s revenues also include sales of dietary supplement ingredients to the nutraceutical industry. The Company recognizes revenue for the sale of its products when price is established, collectability is reasonably assured, and title and rewards of ownership to its products are transferred to the customer.

Cash and Cash Equivalents

The Company considers cash in banks and short-term investments with original maturities of three months or less as cash and cash equivalents.

Allowances for Doubtful Accounts

The Company’s receivables are recorded at net realizable value. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The Company considers the following factors when determining if collection is reasonably assured: customer credit worthiness, past transaction history with the customer, and changes in customer payment terms. If the Company has no previous experience with the customer, the Company typically obtains reports from credit organizations to ensure that the customer has a history of paying its creditors. The Company may also request financial information, including financial statements or other documents (e.g., bank statements), or may obtain a letter of credit from the customer to ensure that the customer has the means of making payment. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required.

Inventories

Inventory is stated at the lower of cost or market. Omega Protein’s fishing season runs from mid-April to the first of November in the Gulf of Mexico and from the beginning of May into December in the Atlantic. Government regulations generally preclude Omega Protein from fishing during the off-seasons.

Omega Protein’s inventory cost system considers all costs associated with an annual fish catch and its processing, both variable and fixed, including both costs incurred during the off-season and during the fishing season. Omega Protein’s costing system allocates cost to inventory quantities on a per unit basis as calculated by a formula that considers total estimated inventoriable costs for a fishing season (including off-season costs) to total estimated units of production and the relative fair market value of the individual products produced. Omega Protein adjusts the cost of sales, off-season costs and inventory balances at the end of each quarter based on revised estimates of total inventoriable costs and units of production. Omega Protein’s lower-of-cost-or-market-value analyses at year-end and at interim periods compare the total estimated per unit production cost of Omega Protein’s expected production to the projected per unit market prices of the products. The impairment analyses

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

involve estimates of, among other things, future fish catches and related costs, and expected commodity prices for the fish products as well as projected purchase commitments from customers. These estimates, which management believes are reasonable and supportable, involve estimates of future activities and events which are inherently imprecise and from which actual results may differ materially.

During the off-seasons, in connection with the upcoming fishing seasons, Omega Protein incurs costs (e.g., plant and vessel related labor, utilities, rent, repairs, and depreciation) that are directly related to Omega Protein’s infrastructure. These costs accumulate in inventory and are applied as elements of the cost of production of Omega Protein’s products throughout the fishing season ratably based on Omega Protein’s monthly units of production and the expected total units of production for the season.

Any costs incurred during abnormal downtime related to activity at Omega Protein’s plants are charged to expense as incurred. Such costs were incurred and offset by proceeds received from the GCCF during 2010 as a consequence of the Deepwater Horizon oil rig explosion and the resulting oil spill in the Gulf of Mexico in April 2010.

Insurance

Omega Protein carries insurance for certain losses relating to its vessels and Jones Act liabilities for employees aboard its vessels. Omega Protein records gross insurance reserves by using an estimation process that considers Company-specific and industry data as well as management’s experience, assumptions and consultation with counsel, as these reserves include estimated settlement costs. In addition, insurance receivables are recorded for those portions of the claims in excess of the annual aggregate deductibles and stop losses. Management’s current estimated range of liabilities related to such cases is based on claims for which management can estimate the amount and range of loss. For those claims where there may be a range of loss, Omega Protein has recorded an estimated liability inside that range, based on management’s experience, assumptions and consultation with counsel. The process of estimating and establishing reserves for these claims is inherently uncertain and the actual ultimate net cost of a claim may vary materially from the estimated amount reserved. There is some degree of inherent variability in assessing the ultimate amount of losses associated with these claims due to the extended period of time that transpires between when the claim might occur and the full settlement of such claims. This variability is generally greater for Jones Act claims by vessel employees. Omega Protein continually evaluates loss estimates associated with claims and losses as additional information becomes available and revises its estimates. Although management believes estimated reserves related to these claims are adequately recorded, it is possible that actual results could significantly differ from the recorded reserves, which could materially impact Omega Protein’s results of operations, financial position and cash flow.

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

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition to the above insurance policies, the Company maintains insurance coverage for property, inventory, workers compensation, general liability, product liability and other items. The nature and extent of the insurance coverage varies by line of policy.

Advertising Costs

The costs of advertising are expensed as incurred.

Research and Development

Costs incurred in research and development activities, primarily related to the OmegaPure Technology and Innovation Center, are expensed as incurred.

Call Options

The Company does not enter into financial instruments for trading or speculative purposes. Omega Protein purchased natural gas call options in March 2008 for $67,000 to manage its exposure to rising natural gas prices. The call options gave Omega Protein the right to purchase natural gas at a price of $10.50 per MMBTU between April 1, 2008 and June 30, 2008.

For the year ended December 31, 2008, Omega Protein recorded gains of $29,000 related to the change in fair value of the call options in its unallocated inventory cost pool. Omega Protein did not purchase any natural gas call options during the years ended December 31, 2010 and 2009. See Note 18 – Fair Value Disclosures for additional information.

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

Date of Contract	Original Notional Amount	Notional Amounts as of December 31, 2010	Contracted Interest Rate	Total Asset (Liability) as of December 31, 2010
April 4, 2007	$19,950,000	$10,474,000	5.16%	$(498,300)
February 7, 2008	10,237,500	5,512,000	3.36%	(161,800)
March 19, 2008	4,436,250	2,389,000	2.96%	(60,400)

		$18,375,000		$(720,500)

As of December 31, 2010 and 2009, the Company has recorded a long-term liability of $98,000 and $394,600, respectively, net of the current portion included in accrued liabilities of $622,500 and $856,100, respectively, to recognize the fair value of interest rate derivatives. Prior to the quarter ended September 30, 2009, the changes in fair value of the agreements were recorded in “accumulated other comprehensive loss” in the Company’s consolidated financial statements.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On September 24, 2009, the Company paid $16.6 million of the borrowing outstanding under its Term Loan using the Company’s existing cash balances. Additionally, on October 21, 2009, the Company entered into a Loan Agreement with Wells Fargo Bank N.A. which replaced the Senior Credit Facility. See Note 9—Notes Payable and Long-Term Debt for additional information. As a consequence of the debt prepayment and refinancing, the Company determined that the forecasted interest payments associated with the interest rate swaps would not occur. As a result, hedge accounting relating to the interest rate swaps was discontinued and all amounts previously recognized in accumulated other comprehensive loss were reclassified to earnings. For the years ended December 31, 2010 and 2009, $0.4 million and $1.5 million, respectively, was recognized as interest expense in the Consolidated Statement of Operations as a result of the debt prepayment and subsequent discontinuance of hedge accounting for the interest rate swaps. The interest rate swap agreements remained outstanding as of December 31, 2010.

The following table illustrates the changes recorded, net of tax, in accumulated other comprehensive loss resulting from the interest rate swap agreements.

	2010	2009	2008
	(in thousands)
Beginning balance	$—	$(1,226)	$(442)
Net gain (loss), net of tax, reclassified into earnings	—	(474)	(199)
Net change associated with current period swap transactions, net of tax	—	750	(585)
Ineffective portion of swaps, net of tax, reclassified into earnings	—	950	—

Ending balance	$—	$—	$(1,226)

Energy Swap Agreements

The Company does not enter into financial instruments for trading or speculative purposes. During 2010 and 2009 Omega Protein entered into energy swap agreements to manage its cash flow exposure related to the volatility of natural gas, diesel and Bunker C energy prices for its fishmeal and fish oil production operations. The swaps effectively fix pricing for the quantities listed below during the consumption periods.

Energy Swap	Consumption Period	Quantity	Price Per Unit	Energy Swap Asset/(Liability) as of December 31, 2010	Deferred Tax Asset/(Liability) as of December 31, 2010
Diesel—NYMEX Heating Oil Swap	April—October, 2011	1,714,000 Gallons	$2.12	$776,200	$(263,900)
Natural Gas—NYMEX Natural Gas Swap	April—October, 2011	336,000 MMBTUs	$5.24	(239,800)	81,500
Bunker C—No.6 0.3% NY-Platts Swap	June—November, 2011	672,000 Gallons	$1.77	206,500	(70,200)
Diesel—NYMEX Heating Oil Swap	April—October, 2012	648,000 Gallons	$2.50	57,400	(19,500)
Natural Gas—NYMEX Natural Gas Swap	April—October, 2012	101,000 MMBTUs	$5.30	(36,000)	12,200
Bunker C—No.6 1.0% NY-Platts Swap	June—November, 2012	378,000 Gallons	$2.00	1,300	(400)

				$765,600	$(260,300)

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2010 and 2009, Omega Protein recorded a long-term asset of $22,600 and $228,800, respectively, net of the current portion included in prepaid expenses and other current assets of $743,000 and $936,900, respectively, to recognize the fair value of energy swap derivatives, and has also recorded a deferred tax liability of $260,300 and $396,300, respectively, associated therewith. The effective portion of the change in fair value from inception to December 31, 2010 is recorded in “accumulated other comprehensive loss” in the Company’s consolidated financial statements. The following table illustrates the changes recorded, net of tax, in accumulated other comprehensive loss resulting from the energy swap agreements for the years ended December 31, 2010 and 2009.

	(in thousands)
	2010	2009
Balance at January 1,	$769	$—
Net (gain) loss, net of tax, reclassified to unallocated inventory cost pool,	71	(157)
Net change associated with current period swap transactions, net of tax,	(335)	926

Balance at December 31,	$505	$769

The $505,300 reported in accumulated other comprehensive loss as of December 31, 2010 will be reclassified to unallocated inventory cost pool in the period when the energy consumption takes place. The amount to be reclassified, net of taxes, during the next 12 months is expected to be approximately $490,300.

If, at any time, the swaps are determined to be ineffective, in whole or in part, due to changes in Omega Protein’s energy usage or underlying hedge agreements, the fair value of the portion of the energy swaps determined to be ineffective will be recognized as gain or loss in “cost of sales” in the consolidated statement of operations for the applicable period. See Note 18 – Fair Value Disclosures for additional information.

Subsequent to December 31, 2010, Omega Protein entered into the following energy swap agreements:

Energy Swap	Consumption Period	Quantity	Price Per Unit
Diesel—NYMEX Heating Oil Swap	April—October, 2011	1,380,000 Gallons	$2.85
Bunker C—No.6 1.0% NY—Platts Swap	June—November, 2011	1,486,800 Gallons	$2.12
Diesel—NYMEX Heating Oil Swap	April—October, 2012	581,000 Gallons	$2.99
Natural Gas—NYMEX Natural Gas Swap	April—October, 2012	103,000 MMBTUs	$4.75

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

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income Taxes

The Company utilizes the asset and liability method to account for income taxes. This method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of existing temporary differences between the financial reporting and tax reporting basis of assets and liabilities, and operating loss and tax credits carryforwards for tax purposes. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. The Company believes that the deferred tax assets recorded as of December 31, 2010, net of the valuation allowance, are realizable through future reversals of existing taxable temporary differences and future taxable income. If the Company were to subsequently determine that it would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to deferred tax assets would increase earnings for the period in which such determination was made. The Company will continue to assess the adequacy of the valuation allowance on a quarterly basis. Any changes to the estimated valuation allowance could be material to the consolidated financial condition and results of operations.

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

Goodwill and Other Intangible Assets

Goodwill is measured as the excess of the cost of an acquisition over the sum of the amounts assigned to tangible and intangible assets acquired less liabilities assumed. The determination of the fair value of the intangible assets acquired involves certain judgments and estimates. These judgments can include, but are not limited to, the cash flows that an asset is expected to generate in the future and the appropriate weighted average cost of capital.

The Company does not amortize goodwill or indefinite-lived intangible assets but performs tests for impairment annually, or when indications of potential impairment exist, utilizing a fair value approach at the reporting unit level. The Company determines fair value using widely accepted valuation techniques, including the income approach which estimates the fair value of its reporting units based on the future discounted cash flows, and the market approach which estimates the fair value of its reporting units based on comparable market prices. In testing for a potential impairment of goodwill, the Company estimates the fair value of its reporting units to which goodwill relates and determines the carrying value (book value) of the assets and liabilities related to those businesses.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the fourth quarter of 2010, the Company completed its acquisition of Cyvex Nutrition, Inc., a California corporation, in a cash transaction accounted for using the acquisition method of accounting. As such, the Company recorded goodwill and certain other identifiable intangible assets that are more fully explained in Note 3—Acquisition of Cyvex Nutrition.

The Company amortizes other intangible assets with determinable lives over their estimated useful lives. The Company records an impairment charge on these assets when it determines that their carrying value may not be recoverable. The carrying value is not recoverable if it exceeds the undiscounted future cash flows resulting from the use of the asset and its eventual disposition. When there is existence of one or more indicators of impairment, the Company measures any impairment of intangible assets based on a projected discounted cash flow method using a discount rate determined by the Company’s management to be commensurate with the risk inherent in its business model. The Company’s estimates of future cash flows attributable to its other intangible assets require significant judgment based on the Company’s historical and anticipated results and are subject to many factors. See Note 8 – Goodwill and Other Intangible Assets, for more information about goodwill and other intangible assets.

Acquisitions

The Company accounts for acquisitions using the acquisition method of accounting. Under the acquisition method, assets acquired and liabilities assumed from acquisitions are recorded at their fair values as of the acquisition date. Any excess of the purchase price over the fair values of the net assets acquired are recorded as goodwill. See Note 3 – Acquisition of Cyvex Nutrition, Inc.

Pension Plans

The Company records the overfunded or underfunded status of defined benefit pension and postretirement plans as an asset or liability in its statement of financial position and changes in that funded status in the year in which the changes occur through other comprehensive income. The Company also measures the funded status of a plan as of the date of its year-end statement of financial position. The Company’s policy is to fund its pension plan at amounts not less than the minimum requirements of the Employee Retirement Income Security Act of 1974.

In 2002, the Board of Directors authorized a plan to freeze the Company’s pension plan in accordance with ERISA rules and regulations so that new employees, hired after July 31, 2002, will not be eligible to participate in the pension plan and further benefits will no longer accrue for existing participants. The freezing of the pension plan had the effect of vesting all existing participants in their pension benefits in the plan. See Note 14 – Benefit Plans for additional information related to the Company’s pension plans.

Comprehensive Income ( Loss)

Comprehensive income (loss) is defined as change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments, interest and energy swap transactions, and pension benefits adjustments, including recognition of actuarial losses. The Company presents comprehensive income (loss) in its consolidated statements of stockholders’ equity.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accumulated Comprehensive Loss

The components of accumulated other comprehensive loss included in shareholder’s equity are as follows:

	December 31, 2010	December 31, 2009
	(in thousands)
Fair Value of Energy Swaps, net of tax expense of $260 as of December 31, 2010 and $396 as of December 31, 2009.	$505	$769
Pension Benefits Adjustments, net of tax benefit of $4,218 as of December 31, 2010 and $4,387 as of December 31, 2009	(8,188)	(8,515)

Accumulated Other Comprehensive Loss	$(7,683)	$(7,746)

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

At December 31, 2010 and December 31, 2009, the Company had cash deposits concentrated primarily in one major bank. In addition, the Company had commercial quality grade investments A2P2 rated or better with companies and financial institutions. The Company believes that credit risk in such investments is minimal.

Earnings per Share

Basic earnings (loss) per common share (EPS) were computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the reporting period. Diluted EPS reflects the dilution that could occur if securities or contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted earnings (loss) per common share was computed by dividing net earnings (loss) by the sum of the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if the dilutive potential common shares (in this case, exercise of the Company’s employee stock options) had been issued during each period as discussed in Note 11.

Stock-Based Compensation

The Company has a stock-based compensation plan, which is described in more detail in Note 14.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Shareholder Rights Plan

In June 2010, the Company’s Board of Directors adopted a Shareholder Rights Plan. The Plan is designed to protect the Company from unfair or coercive takeover tactics and to prevent an acquirer from gaining control of the Company without offering a fair price to all shareholders. See Note 19 – Shareholders Rights Plan for additional information.

Recently Issued Accounting Standards

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

In December 2010, the FASB issued Accounting Standards Update ASU 2010-28, addressing when to perform step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. Under the guidance, an entity must consider whether it is more likely than not that goodwill impairment exists for each reporting unit with a zero or negative carrying amount using qualitative factors as described in ASC 350-20-35-30. The amended guidance in ASU 2010-28 is effective for fiscal years beginning after December 15, 2010. The Company is evaluating the impact, if any, the adoption will have on its consolidated financial statements.

In December 2010, the FASB issued Accounting Standards Update ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations. The update requires public companies to disclose pro forma information for business combinations that occur in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. This guidance is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. The Company’s adoption of FASB ASU No. 2010-29 effective December 1, 2010 did not have an impact on the Company’s consolidated results of operations or financial position but did result in additional disclosures.

NOTE 2. GULF OF MEXICO OIL SPILL DISASTER

In response to the oil spill caused by the Deepwater Horizon oil rig explosion in the Gulf of Mexico in April 2010 and the subsequent temporary and intermittent closures of certain commercial and recreational fishing grounds by the Louisiana Department of Fisheries and Wildlife, the Mississippi Department of Marine Resources and the National Oceanic and Atmospheric Administration (“NOAA”), Omega Protein temporarily relocated its nine Moss Point, Mississippi fishing vessels and three carry vessels to fishing grounds on the west side of the Mississippi River Delta in an attempt to minimize vessel downtime and business interruptions. The docking and re-supply areas for the Moss Point fleet were temporarily relocated from Omega Protein’s Moss Point facility to its Morgan City, Louisiana facility. Omega Protein’s Abbeville, Louisiana facility was also available to provide support as needed. The Moss Point fleet returned to its home port in early July 2010 due to expanded closures but was not able to fish most of its customary fishing grounds due to closures until early August 2010.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The subsequent expansions of the closed state and federal fishing grounds in response to the Gulf of Mexico oil spill disaster required Omega Protein to temporarily cease fishing with certain vessels from time to time beginning in late June through early August 2010. Although the fishing grounds began to reopen slowly during August which allowed Omega Protein to fish in previously restricted areas, some fishing grounds remained closed and continued to affect Omega Protein’s fishing through September 2010.

During 2010, Omega Protein filed a claim for damages with BP and also met with BP’s third party claims adjuster. On August 23, 2010, the claims process for BP was moved to the Gulf Coast Claims Facility (GCCF), a claims facility tasked with claims administration and payment distribution for those businesses and individuals that suffered damages and incurred other costs related to the oil spill.

On September 2 and October 19, 2010, Omega Protein received its first and second emergency payments from the GCCF of $7.3 million and $11.4 million, respectively. These payments were utilized in the following manner: 1) $0.6 million of the payments to offset previously recognized losses as of June 30, 2010 related to costs that were not able to be allocated to production as a result of intermittent plant closures, 2) to offset costs Omega Protein incurred to purchase 6,315 tons of fish meal partially offset lost production, and 3) to offset the high costs per unit of production Omega Protein incurred during the 2010 fishing season in the Gulf of Mexico as a result of the closure of its fishing grounds. These emergency payments were received without any stipulations and Omega Protein has not waived its rights to possible future claims.

The majority of the first and second emergency payments was credited to the 2010 unallocated inventory cost pool (including off-season costs). Because both of these payments were included in the cost per unit of production calculation for the 2010 fishing season, cost of sales was partially reduced by 8.9%, or $10.5 million, for the year ended December 31, 2010 and will continue to impact 2011 cost of sales through June 30, 2011 as remaining inventory from the 2010 fishing season is sold.

The Company is in discussions with the GCCF regarding additional payments for damages. If such discussions do not result in an acceptable settlement proposal, the Company will pursue its claims against the Deepwater Horizon defendants in the multidistrict litigation already commenced in U.S. Federal District Court in New Orleans.

The Gulf of Mexico oil spill disaster directly affected Omega Protein by decreasing its fish catch due to the closure of state and federal fishing grounds and increased the cost of its normal fishing effort due to the repositioning and staging of its fleet at other locations. The decrease in fish catch reduced Omega Protein’s volume of inventory available to sell which reduced its sales volumes and revenues for the third and fourth quarters of 2010. The decrease in fish catch and additional costs incurred related to Omega Protein’s 2010 standard cost were partially offset by the receipt of two GCCF emergency payments, as described above. Omega Protein cannot predict what effect the oil spill will have on future years’ fish catch or customer perceptions about its products.

NOTE 3. ACQUISITION OF CYVEX NUTRITION, INC.

A. Description of the Transaction

On December 16, 2010, the Company acquired 100% of the outstanding common stock of Cyvex Nutrition, Inc. (“Cyvex”), a California corporation, in a cash transaction pursuant to the terms of a Stock Purchase Agreement with the founder and sole shareholder of Cyvex. Cyvex now is a wholly owned subsidiary of Omega Protein Corporation. Cyvex is a premium, science-based nutraceutical supplier to dietary supplement manufacturers that focus on human health and wellness.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

B. Recording of Assets Acquired and Liabilities Assumed

As consideration for the acquisition of Cyvex, the Company paid cash of $11.1 million, utilizing cash on hand, with no contingent consideration, other than a post closing adjustment of $0.2 million to account for differences between estimated working capital and actual working capital of Cyvex as of the closing date. The Company also agreed to pay an additional $1.6 million as part of the base purchase price to Cyvex’s former owner pending receipt of an approval from the Internal Revenue Service related to Cyvex’s prior status as a subchapter S corporation from 1989 until the closing date. A favorable approval was received subsequent to the closing date and the Company anticipates making all or a portion of the $1.6 million payment in the first quarter of 2011. Cyvex will make an Internal Revenue Code Section 338(h)(10) election in conjunction with the acquisition in order to treat the stock sale as if Cyvex had sold all of its assets at their fair market value to the Company. The result of the intended Code Section 338(h)(10) election was the recognition of an approximate $0.2 million liability for state franchise tax that the Company anticipates paying in the first quarter of 2011. This election results in the Company establishing a tax basis materially equal to the fair value of the underlying assets acquired and liabilities assumed. As such, the Company has accrued $2.0 million as of December 31, 2010 related to payments to be made to Cyvex’s former owner subsequent to December 31, 2010.

The Company incurred approximately $0.5 million in pretax transaction costs directly related to the acquisition that were expensed in the fourth quarter of 2010 and included in selling, general and administrative expenses in the Consolidated Statement of Operations for the year ended December 31, 2010. The acquisition costs consisted primarily of legal, advisory, valuation, and other consulting fees. The transaction has been accounted for using the acquisition method of accounting which requires, among other things, that most assets acquired and liabilities assumed from acquisitions be recognized at their fair values as of the acquisition date. Any excess of the purchase price over the fair values of the net assets acquired are recorded as goodwill. The following table summarizes the fair values of the Cyvex assets and acquired liabilities assumed as of the acquisition date based on the total consideration of $13.1 million.

Amounts recognized as of acquisition date
(in thousands)
Working capital, excluding inventories (a)	$677
Inventories	1,610
Property, plant, and equipment, net	94
Identifiable intangible assets (b)	3,786
Other noncurrent assets	8

Total identifiable net assets	6,175
Goodwill	6,916

Net assets acquired	$13,091

Total consideration transferred	$13,091

(a)	Includes cash and cash equivalents, accounts receivable, other current assets, accounts payable and other current liabilities.
(b)	See Note 8 – Goodwill and other intangible assets for weighted average lives.

As of the acquisition date, the fair value of accounts receivable approximated book value acquired. The gross contractual amount receivable was $1,092,000, of which a $50,000 allowance for doubtful accounts was recorded.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Specifically, the goodwill recorded as part of the acquisition of Cyvex includes the following:

•	the expected synergies and other benefits that we believe will result from combining the operations of Cyvex with the operations of Omega Protein,

•	any intangible assets that do not qualify for separate recognition,

•	the value of the going-concern element of Cyvex’s existing business (the higher rate of return on the assembled collection of net assets versus if Omega had acquired all of the net assets separately).

The Company does not amortize goodwill or indefinite-lived intangible assets but performs tests for impairment annually, or when indications of potential impairment exist, utilizing a fair value approach at the reporting unit level. See Note 8 – Goodwill and Other Intangible Assets, for more information about goodwill and other intangible assets.

Cyvex’s results of operations are included in the Company’s Consolidated Statement of Operations beginning on December 16, 2010. Revenues generated by Cyvex and included in the Consolidated Statement of Operations from December 16, 2010 through December 31, 2010 were approximately $209,000. Net loss for the same period was approximately $8,357.

C. Unaudited Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of the Company and Cyvex on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had actually taken place at the beginning of each of the periods presented and is not intended to be a projection of future results or trends.

	Revenue	Net income (loss)
	(in thousands)
Cyvex from 12/16/10—12/31/10	$209	$(8)
2010 supplemental pro forma from 1/1/10—12/31/10	$179,041	$19,137
2009 supplemental pro forma from 1/1/09—12/31/09	$173,630	$(5,702)
2008 supplemental pro forma from 1/1/08—12/31/08	$187,435	$13,527

NOTE 4. RECEIVABLES, NET

Receivables as of December 31, 2010 and 2009 are summarized as follows:

	2010	2009
	(in thousands)
Trade	$10,739	$10,202
Income tax	785	1,013
Other	172	189

Total accounts receivable	11,696	11,404
Less allowance for doubtful accounts	(204)	(179)

Receivables, net	$11,492	$11,225

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5. INVENTORY

The major classes of inventory as of December 31, 2010 and 2009 are summarized as follows:

	2010	2009
	(in thousands)
Fish meal	$43,945	$27,851
Fish oil	13,159	16,753
Fish solubles	947	2,617
Nutraceutical products	1,535	—
Unallocated inventory cost pool (including off-season costs)	7,368	7,362
Other materials and supplies	7,738	9,243

Total inventory	$74,692	$63,826

Inventory at December 31, 2010 and 2009 is stated at the lower of cost or market. The elements of December 31, 2010 unallocated inventory cost pool include Omega Protein’s plant and vessel related labor, utilities, rent, repairs and depreciation, to be allocated to inventories produced through the 2011 fishing season.

As a result of the oil spill caused by the Deepwater Horizon oil rig explosion in the Gulf of Mexico in April 2010 and the subsequent temporary and intermittent closures of certain commercial and recreational fishing grounds by the Louisiana Department of Fisheries and Wildlife, the Mississippi Department of Marine Resources and the National Oceanic and Atmospheric Administration (“NOAA”), Omega Protein incurred the temporary interruption of fish processing at its three Gulf Coast facilities. As a result of this interruption, intermittent fishing grounds and facilities closures and the oil spill’s estimated impact on Omega Protein’s 2010 Gulf of Mexico fishing season, Omega Protein filed a claim for damages with BP and, subsequently, with the Gulf Coast Claims Facility (GCCF), a claims facility tasked with claims administration and payment distribution for those businesses and individuals that suffered damages and incurred other costs related to the oil spill. The majority of the first and second emergency payments of $7.3 million and $11.4 million, respectively, received from the GCCF was credited to the 2010 unallocated inventory cost pool to offset the cost to purchase 6,315 tons of fishmeal to satisfy forward sales contracts and to offset the high cost per unit of production Omega Protein incurred during the 2010 fishing season in the Gulf of Mexico as a result of the closure of its fishing grounds.

The Company is in discussions with the GCCF regarding additional payments for damages. If such discussions do not result in an acceptable settlement proposal, the Company will pursue its claims against the Deepwater Horizon defendants in the multidistrict litigation already commenced in U.S. Federal District Court in New Orleans.

As a result of Hurricane Ike in 2008, Omega Protein sustained damage to its Cameron, Louisiana and Port Arthur, Texas fish meal inventory and Abbeville and Cameron, Louisiana materials and supplies inventory. Due to additional previously unrecognized damage to its Cameron, Louisiana materials and supplies inventory, Omega Protein recognized a $33,000 material and supply write-off for the year ended December 31, 2009. See Note 15 – Hurricane Losses, Insurance Recoveries and Other Proceeds.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6. OTHER ASSETS

Other assets as of December 31, 2010 and 2009 are summarized as follows:

	2010	2009
	(in thousands)
Fish nets, net of accumulated amortization of $1,112 and $1,059	$1,281	$1,292
Insurance receivable, net of allowance for doubtful accounts	1,171	1,292
Title XI debt issuance costs	316	285
Other debt issuance costs (1)	244	383
Deposits and other	39	49

Total other assets, net	$3,051	$3,301

(1)	On October 21, 2009, the Company entered into a Loan Agreement with Wells Fargo Bank N.A., and the remaining outstanding balance under the Senior Credit Facility was paid in full. See Note 9 – Notes Payable and Long-Term Debt for additional information. Consequently, the unamortized balance of “Other debt issuance costs” incurred in conjunction with the prior Senior Credit Facility on March 26, 2007 was recorded as “Loss resulting from debt refinancing” in the Consolidated Statement of Operations for the year ending December 31, 2009. The deferred debt issuance costs incurred relating to the Loan Agreement with Wells Fargo Bank N.A. was $0.4 million and will be amortized over the term of the agreement.

Amortization expense for fishing nets amounted to $1.2 million, $1.1 million and $1.0 million for the years ended December 31, 2010, 2009 and 2008, respectively.

The Company carries insurance for certain losses relating to its fishing unit’s vessels and Jones Act liability for employees aboard its vessels (collectively, “Vessel Claims Insurance”). The typical Vessel Claims Insurance policy contains an annual aggregate deductible (“AAD”) for which Omega Protein remains responsible, while the insurance carrier is responsible for all applicable amounts which exceed the AAD. It is Omega Protein’s policy to accrue current amounts due and record amounts paid out on each claim. Once payments exceed the AAD, Omega Protein records an insurance receivable for a given policy year, net of allowance for doubtful accounts. As of December 31, 2010 and 2009 the allowance for doubtful insurance receivable account was $0.2 million.

NOTE 7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of December 31, 2010 and 2009 are summarized as follows:

	2010	2009
	(in thousands)
Land	$7,690	$7,690
Plant assets	128,904	111,401
Fishing vessels	101,201	102,125
Furniture and fixtures	6,360	5,755
Construction in progress	3,294	13,012

Total property and equipment	247,449	239,983
Less accumulated depreciation and impairment	(135,723)	(129,358)

Property, plant and equipment, net	$111,726	$110,625

Depreciation expense for the years ended December 31, 2010, 2009 and 2008 was $13.4 million, $12.2 million and $11.6 million, respectively.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company capitalizes interest as part of the acquisition cost of a qualifying asset. Interest is capitalized only during the period of time required to complete and prepare the asset for its intended use. For the years ended December 31, 2010, 2009 and 2008, the Company capitalized approximately $209,400, $695,100 and $292,600, respectively, of interest.

As a result of Hurricane Ike in 2008, Omega Protein sustained damage to its property and equipment at its Abbeville and Cameron, Louisiana fish processing facilities. For the year ended December 31, 2009, Omega Protein recognized a $0.3 loss on the involuntary conversion of damaged property and equipment related to additional previously unrecognized damage to its plant assets resulting from the hurricane. See Note 15 – Hurricane Losses, Insurance Recoveries and Other Proceeds.

NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes the changes in the carrying amount of goodwill resulting from the Company’s acquisition of Cyvex in December 2010 (in thousands):

January 1, 2010	$—
Acquisition (1)	6,916

December 31, 2010	$6,916

(1)	On December 16, 2010, the Company completed the acquisition of Cyvex Nutrition, Inc., and the allocation of the purchase price over the fair value of the tangible and intangible assets acquired resulted in $6,916 of goodwill.

The Company’s intangible assets at December 31, 2010, which were acquired in the Cyvex acquisition, were as follows (in thousands except for weighted-average life):

	2010	Weighted Average Life
Gross carrying value of intangible assets subject to amortization:
Customer relationships	$3,070	10

Total intangible assets subject to amortization	$3,070
Indefinite life intangible assets—tradenames:	716

Total intangible assets	$3,786

Amortization expense of intangible assets was $0 for the year ended December 31, 2010. Estimated future amortization expense related to intangible assets is as follows:

2011	$307
2012	307
2013	307
2014	307
2015	307
Thereafter	1,535

Total estimated future amortization expense	$3,070

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9. NOTES PAYABLE AND LONG-TERM DEBT

At December 31, 2010 and 2009, the Company’s long-term debt consisted of the following:

	December 31, 2010	December 31, 2009
	(in thousands)
U.S. government guaranteed obligations (Title XI loans) collateralized by a first lien on certain vessels and certain plant assets:
Amounts due in installments through 2025, interest from 5.7% to 7.6%	$33,147	$25,725
Amounts due in installments through 2014, interest at Eurodollar rates plus 0.5% (0.7% and 0.7% at December 31, 2010 and December 31, 2009, respectively)	154	195

Total debt	33,301	25,920
Less current maturities	(2,994)	(2,380)

Long-term debt	$30,307	$23,540

The Title XI loans are secured by liens on certain of the Company’s fishing vessels and mortgages on the Company’s Reedville, Virginia and Abbeville, Louisiana plants.

On December 1, 2005, pursuant to the Title XI program, the United States Department of Commerce Fisheries Finance Program (the “FFP”) approved a second financing application made by the Company in the amount of $16.4 million (the “Second Approval Letter”). In May 2006, the Company submitted a $6.3 million financing request under the Second Approval Letter. The Company closed on the $6.3 million FFP loan in the first quarter of 2007. In September 2009, the Company submitted a $10.0 million financing request under the remaining Second Approval Letter. The Company closed on the $10.0 million financing request on June 1, 2010. Proceeds from the loan were used to reimburse the Company for prior expenditures for fishing vessel refurbishments and improvements to the Company’s shore-side marine assets. The loan has a term of 15 years, bears an interest rate at 5.7% per year and is secured by first liens on a Company fishing vessel and certain assets located at the Company’s Reedville, Virginia facility. Borrowings under the FFP are required to be evidenced by security agreements, undertakings, and other documents deemed in the sole discretion of the National Marine Fisheries Service as necessary to accomplish the intent and purpose of the Approval Letter. The Company is required to comply with customary National Marine Fisheries Service covenants as well as certain special covenants. As of December 31, 2010, the Company had approximately $33.0 million of borrowings outstanding under Title XI and was in compliance with all of the covenants contained therein.

On October 21, 2009, the Company entered into a Loan Agreement with Wells Fargo Bank, N.A. which provides the Company with a senior secured credit facility consisting of a 3-year revolving credit facility of up to $35 million, including a $7.5 million sub-limit for the issuance of standby letters of credit, and is secured by substantially all of the Company’s assets except for those already pledged in connection with existing federal Fisheries Finance Program loans. The Loan Agreement replaced the Company’s prior senior credit facility, under which, just prior to closing, $11.4 million was outstanding under a term loan and $2.8 million was outstanding under letters of credit. In connection with the closing of the Loan Agreement, the Company repaid the Term Loan and the letters of credit were transferred to Wells Fargo Bank. As of December 31, 2009, the Company recognized $0.4 million in deferred debt issuance costs associated with the Loan Agreement on the Consolidated Balance Sheet. Additionally, the Company recognized a $0.4 million charge in the Consolidated Statement of Operations related to unamortized deferred debt issuance costs associated with the prior senior credit facility.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Loan Agreement bears interest at LIBOR plus an applicable margin and requires the Company to comply with various affirmative and negative covenants affecting its business and operations, including the following financial covenants:

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

As of December 31, 2010, the Company had no amounts outstanding under the revolving credit facility and approximately $2.8 million in letters of credit issued primarily in support of worker’s compensation insurance programs. The Company has no off-balance sheet arrangements other than normal operating leases and standby letters of credit. Additionally, as of December 31, 2010, the Company was in compliance with all applicable financial covenants.

Annual Maturities

The annual maturities of long-term debt for the five years ending December 31, 2015 and thereafter are as follows (in thousands):

2011	2012	2013	2014	2015	Thereafter
$2,994	$3,003	$3,066	$3,111	$2,643	$18,484

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10. CAPITAL LEASE OBLIGATION

On May 29, 2008 and July 10, 2008, Omega Protein entered into capital lease agreements to lease barges for a period of 5 years. Following is a summary of future minimum payments under the capitalized lease agreements (in thousands):

2011	$566
2012	609
2013	290

Total minimum lease payments	1,465
Less amount representing interest	(206)

Present value of minimum payments	1,259
Less current portion of capital lease obligation	(439)

Long-term capital lease obligation	$820

As of December 31, 2010, assets recorded under capital lease obligations are included in Property, Plant and Equipment, net as follows (in thousands):

	December 31, 2010	December 31 2009
Fishing vessels and marine equipment, at cost	$2,076	$2,076
Less accumulated depreciation	(1,056)	(640)

Property, plant and equipment, net	$1,020	$1,436

NOTE 11. EARNINGS PER SHARE INFORMATION

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (in thousands except share and per share data) for the years ended December 31, 2010, 2009 and 2008.

	Years Ended December 31,			Years Ended December 31,			Years Ended December 31,
	2010			2009			2008
	Income (Numerator)	Shares (Denominator)	Amount	Income (Numerator)	Shares (Denominator)	Amount	Income (Numerator)	Shares (Denominator)	Amount
Net income (loss)	$18,259	—		$(6,198)	—		$12,576

Basic EPS
Income (loss) available to common stockholders’	18,259	18,799	$0.97	(6,198)	18,715	$(0.33)	12,576	18,298	$0.69

Effect of Dilutive stock option grants	—	112		—	—		—	283

Diluted EPS
Income (loss) available to common stockholders’	$18,259	18,911	$0.97	$(6,198)	18,715	$(0.33)	$12,576	18,581	$0.68

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Options to purchase 2,526,702 shares of common stock at exercise prices ranging from $4.19 to $14.69 per share were outstanding during the year ended December 31, 2010, but were not included in the computation of diluted earnings per share because the adjusted exercise prices of the options based upon the assumed proceeds were greater than the average market price of the shares during that year.

Options to purchase 1,232,000 shares of common stock at exercise prices ranging from $2.03 to $15.88 per share were outstanding during the year ended December 31, 2009, but were not included in the computation of diluted earnings per share because inclusion of these shares would have been antidilutive.

Options to purchase 1,206,000 shares of common stock at exercise prices ranging from $12.375 to $15.88 per share were outstanding during the year ended December 31, 2008, but were not included in the computation of diluted earnings per share because the adjusted exercise prices of the options based upon the assumed proceeds were greater than the average market price of the shares during that year. See Note 14—Benefit Plans for a further discussion of the Company’s stock options activity.

NOTE 12. INCOME TAXES

The Company’s provision (benefit) for income taxes consisted of the following:

	Years Ended December 31,
	2010	2009	2008
	(in thousands)
Current:
State	$56	$(8)	$40
U.S.	—	—	—
Deferred:
State	478	(192)	335
U.S.	9,446	(3,070)	6,702

Provision (benefit) for income taxes	$9,980	$(3,270)	$7,077

As of December 31, 2010, for federal income tax purposes, the Company had $2.6 million in net operating losses expiring in 2020 through 2030, and approximately $1.7 million in alternative minimum tax credit carryforward.

The following table reconciles the income tax provisions (benefits) computed using the U.S. statutory rate of 34% to the provisions (benefit) reflected in the financial statements.

	Years Ended December 31,
	2010	2009	2008
	(in thousands)
Taxes at statutory rate	$9,601	$(3,219)	$6,682
State taxes, net of federal benefit	352	(143)	252
Excess executive compensation	9	—	22
Other	18	92	121

Provision (benefit) for income taxes	$9,980	$(3,270)	$7,077

A tax benefit of $46,000 and $0 for the exercise of stock options was not included in income for financial reporting purposes and was credited directly to capital in excess of par value as of December 31, 2010, and 2009, respectively.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Under the guidance in FASB ASC 740-10-55 to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, the deduction will be treated as a “special deduction”. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on the Company’s tax return.

The Company has sufficient net operating loss carryforwards (NOLs) that may be fully utilized against near term future taxable income. Because of the NOL carryforward the Company will not be entitled to the special deduction because the deduction is based on taxable income after taking into account NOLs. Once the NOL carryforward is fully utilized, the Company will be entitled to the special deduction. Therefore, it is anticipated the Company’s near term effective tax rate will not reflect any benefit for the special deduction.

Temporary differences and tax credit carryforwards that gave rise to significant portions of deferred tax assets and liabilities as of December 31, 2010 and 2009 are as follows:

	2010	2009
	(in thousands)
Deferred tax assets:
Assets and accruals not yet deductible	$4,211	$4,524
Alternative minimum tax credit carryforwards	1,739	1,262
Equity in loss of unconsolidated affiliates	122	122
Net operating loss carryforward	464	6,371
Tax credit carryforward (1)	1,965	900
Pension liability	4,495	4,663
State income tax	67	857
Valuation allowance (1)	(1,835)	(811)

Total deferred tax assets	11,228	17,888

Deferred tax liabilities:
Property and equipment	(17,534)	(14,971)
Pension and other retirement benefits	(1,688)	(1,541)
Assets currently deductible	(2,542)	(2,490)

Total deferred tax liabilities	(21,764)	(19,002)

Net deferred tax liability	$(10,536)	$(1,114)

Deferred income tax asset (liability) current	$1,673	$3,426
Deferred income tax asset (liability) non-current	(12,209)	(4,540)

Net deferred tax liability	$(10,536)	$(1,114)

(1)	The $1.0 million increase in the valuation allowance from December 31, 2009 to December 31, 2010 is offset by an equal increase in the tax credit deferred tax asset.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various states. With a few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

income tax examinations by tax authorities for years before 2001. The Company is not currently under examination by the Internal Revenue Service, the various states or foreign jurisdictions.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2010	2009	2008
	(in thousands)
Balance at January 1,	$864	$864	$821
Additions for tax positions of prior years	29	—	—
Additions based on tax positions related to the current year	3	—	43
Settlements	—	—	—
Lapse of Statute of Limitations	—	—	—

Balance at December 31,	$896	$864	$864

Included in the balances at December 31, 2010, 2009 and 2008 are $896,000, $864,000, and $864,000, respectively, of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not materially affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company did not have an accrual for payment of interest and penalties at December 31, 2010, 2009, and 2008.

NOTE 13. ACCRUED LIABILITIES

Accrued liabilities as of December 31, 2010 and December 31, 2009 are summarized as follows:

	December 31, 2010	December 31, 2009
	(in thousands)
Insurance	$8,246	$7,726
Salary and benefits	3,911	3,791
Deferred revenue	3,357	985
Trade creditors	2,730	3,099
Amounts due relating to Cyvex acquisition	2,036	—
Fair market value of interest rate swap, current portion	623	856
Accrued interest	262	227
Other	122	192
Taxes, other than income tax	73	76

Total accrued liabilities	$21,360	$16,952

NOTE 14. BENEFIT PLANS

Defined Contribution Plan

All qualified employees of the Company are covered under the Omega Protein 401(k) Savings and Retirement Plan (the “Plan”). The Company’s matching contributions to the Plan were approximately $801,000, $798,000 and $840,000 during 2010, 2009 and 2008, respectively.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Amounts listed as pension benefits adjustment under the caption “Comprehensive Income (loss)” on the Consolidated Statements of Stockholders’ Equity of $0.3 million, $0.9 million and ($2.8) million for 2010, 2009 and 2008, respectively, represent the change, net of tax, in the portion of the additional pension liability recorded under “Accumulated Other Comprehensive Loss” on the Consolidated Balance Sheet. During 2011, the Company expects total net periodic benefit cost to be approximately $1.2 million. The amounts in accumulated other comprehensive loss that are expected to be recognized as a component of net periodic benefit cost during the 2011 year are as follows (in thousands):

Net Actuarial Loss (Gain)	$1,050
Prior Service Cost	$0

The Company’s funding policy is to make contributions as required by applicable regulations. The Company uses a December 31 measurement date for its pension plan. The accumulated benefit obligation for the pension plan was $25.9 million and $24.9 million at December 31, 2010 and 2009, respectively.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables set forth the benefit obligations, fair value of plan assets, and the funded status of the Company’s pension plan, amounts recognized in the Company’s financial statements, and the principal weighted average assumptions used:

	Years Ended December 31,
	2010	2009
	(in thousands)
Accumulated Benefit Obligations	$25,944	$24,907

Change in Benefit Obligation
Benefit Obligation at beginning of year	$24,907	$24,062
Service Cost	—	—
Interest Cost	1,357	1,451
Plan Amendments	—	—
Actuarial Loss	1,426	1,134
Benefits Paid	(1,746)	(1,740)

Benefit Obligation at end of year	$25,944	$24,907

Change in Plan Assets
Plan Assets at Fair Value at beginning of year	$15,722	$14,801
Actual Return on Plan Assets	1,913	2,257
Company Contributions	1,801	404
Benefits Paid	(1,746)	(1,740)

Plan Assets at Fair Value at end of year	$17,690	$15,722

Funded Status of the Plan	$(8,254)	$(9,185)

Additional Amounts Recognized in the Statement of Financial Position:
Noncurrent Liabilities	$(8,254)	$(9,185)

Amounts Recognized in Accumulated Other Comprehensive Loss:
Net Actuarial Loss, net of tax	$8,188	$8,515

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Loss:
Net Actuarial (Gain) Loss, net of tax	$407	$(75)
Reversal of Amortization Item:
Amortization of Net Loss, net of tax	(734)	(808)

Total Recognized in Other Comprehensive Income, net of tax	$(327)	$(883)

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

As a result of the annual review of assumptions, the Company’s 2011 expected return on plan assets is 7.25%, up from 7.1% for 2010, and the discount rate decreased from 5.65% to 5.08%. The discount rate selected by the Company is consistent with general movements in interest rates. Additionally, the Company performed a yield curve analysis which concluded that when the Citigroup Yield Curve is applied to the Plan, it produces a discount rate of 5.08%. The Moody’s Aa Corporate Bond rate was 5.15% as of December 31, 2010, and the selected discount rate is equal to the yield curve analysis.

	Years Ended December 31,
	2010	2009
Assumptions

Weighted average assumptions used to determine benefit obligations
Discount Rate	5.08%	5.65%
Long-Term Rate of Return	7.25%	7.10%
Salary Scale up to age 50	N/A	N/A
Salary Scale over age 50	N/A	N/A

	Years Ended December 31,
	2010	2009	2008
Weighted average assumptions used to determine net periodic benefit cost
Discount Rate	5.65%	6.25%	6.00%
Long-Term Rate of Return	7.10%	7.10%	7.90%
Salary Scale up to age 50	N/A	N/A	N/A
Salary Scale over age 50	N/A	N/A	N/A

	Years Ended December 31,
	2010	2009	2008
	(in thousands)
Components of net periodic benefit cost:
Service cost	$—	$—	$—
Interest cost	1,358	1,451	1,506
Expected return on plan assets	(1,105)	(1,010)	(1,607)
Amortization of net loss	1,113	1,225	775

Net periodic benefit cost	$1,366	$1,666	$674

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Plan Assets

The Company’s pension plan weighted-average asset allocations at December 31, 2010 and 2009, by asset category are as follows:

	Plan Assets at December 31,
Asset Category	2010		2009
	Actual	Target	Actual	Target
Equity	60.7%	60.0%	62.7%	60.0%
Debt securities	39.7	40.0	37.1	40.0
Other	(0.4)	—	0.2	—

Total	100.0%	100.0%	100.0%	100.0%

The fair market values of the Company’s pension plan assets by major category are presented below. The fair value of the Company’s plan assets are estimated based on quoted prices for similar instruments in active markets and therefore are categorized as Level 2 of the fair value hierarchy. See Note 18 – Fair Value Disclosures for additional information related to fair value measurements and disclosures.

	Fair Value of Plan Assets at December 31, (in thousands) Fair Value Measurements Using Level 2
Asset Category	2010	2009
Equity Securities
Large-Cap Growth	$2,599	$2,230
Large Company Value	1,045	1,884
Mid-Cap Growth	1,136	1,288
Mid-Cap Value	1,067	—
Small Company Growth	1,835	1,306
Small Company Value	1,110	949
International Large-Cap Growth	1,444	1,261
International Large-Cap Value	500	940
Fixed Income Securities
U.S. Treasuries	3,774	1,964
U.S. Govt. Agencies	323	1,047
Corporate bonds	2,103	1,590
International fixed income	371	337
Mortgage-backed securities	338	903
Other	45	23

Total	$17,690	$15,722

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

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Equity securities do not include any of the Company’s common stock at December 31, 2010 and 2009, respectively.

Projected Benefit Payments for the years ending December 31, 2011 – 2020

	(in thousands)

2011	2012	2013	2014	2015	2016-2020
$1,746	$1,740	$1,757	$1,771	$1,767	$9,023

Expected Contributions during 2011

The Company expects to make contributions of $2.0 million to the pension plan in 2011.

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

The Company granted stock options in 2008, 2009 and 2010 under 2006 Incentive Plan in the form of non-qualified stock options. See “Stock-Based Compensation” regarding the method the Company utilizes to record compensation expense for employee stock options. The Company establishes the exercise price based on the fair market value of the Company’s stock (as defined in the relevant plan) at the date of grant. Each quarter, the Company reports the potential dilutive impact of stock option in its diluted earnings per common share using

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the treasury-stock method. Out-of-the-money stock options (i.e., the average stock price during the period is below the strike price of the stock option) are not included in diluted earnings per common share.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted FASB ASC 718-20, “Share-Based Payments,” using the modified prospective application transition method. Under this transition method, compensation cost in 2006 includes the portion vesting in the period for (1) all share-based payments granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with FASB ASC 718-20 and (2) all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FASB ASC 718-20. Under the modified prospective application transition method, no cumulative effect of change in accounting principle charge is required for the Company, and results for prior periods have not been restated. FASB ASC 718-20 also requires excess tax benefits be reported as a financing cash inflow rather than an operating cash inflow.

Net earnings (loss) for the years ended December 31, 2010, 2009 and 2008 includes approximately $1,794,000, $738,000 and $569,000, respectively, ($1,184,000, $487,000 and $375,000 after tax) of share-based compensation cost, which is included in selling, general and administrative expenses in the statement of operations. As of December 31, 2010, there was approximately $6,578,000 of unrecognized compensation cost related to non-vested share-based compensation that is expected to be recognized over a weighted-average period of 2.6 years. Based on grants as of December 31, 2010, total before tax share-based compensation cost for fiscal year 2011 is expected to be approximately $2,782,000.

The following table shows options granted and outstanding under the 2006 Long-Term Incentive Plan to the Company’s independent directors and employees for the year ended December 31, 2010:

Date of Option Grant	Exercise Price on Grant Date	Options Granted and Outstanding as of December 31, 2010		Date of Vesting
January 4, 2010	$4.65	850,000	(2)	January 1, 2011 - 2013 (1)
February 9, 2010	$4.00	14,200		August 10, 2010
February 17, 2010	$4.19	9,000		February 17, 2011 - 2013 (1)
March 18, 2010	$4.69	3,000		March 18, 2011 - 2013 (1)
April 28, 2010	$6.39	100,000		April 28, 2011 - 2013 (1)
May 26, 2010	$4.43	6,000		May 26, 2011 - 2013 (1)
June 15, 2010	$4.27	60,000		December 16, 2010
October 5, 2010	$5.94	6,000		October 5, 2011 - 2013 (1)
December 1, 2010	$7.07	1,100,000		December 1, 2011 - 2013 (1)

		2,148,200

(1)	Options to employees vest in equal one-third portions in 2011, 2012, and 2013.
(2)	Does not include 40,000 options granted and later forfeited during 2010.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

There were 99,832 stock option exercises during the year ended December 31, 2010. A summary of option activity under the plans for years 2010, 2009 and 2008 is as follows (options in thousands):

	2010		2009		2008
	Number of Shares Underlying Options	Weighted Average Exercise Prices	Number of Shares Underlying Options	Weighted Average Exercise Prices	Number of Shares Underlying Options	Weighted Average Exercise Prices
Outstanding at beginning of year	1,232	$5.54	605	$7.26	2,753	$9.22
Granted	2,188	$5.93	726	$4.06	143	$11.29
Exercised	(100)	$3.39	(15)	$1.69	(1,258)	$7.44
Expired	—	—	—	—	(1,023)	$12.89
Forfeited	(49)	$6.30	(84)	$5.84	(10)	$6.29

Outstanding at end of year	3,271	$5.86	1,232	$5.54	605	$7.26

Exercisable at end of year	822	$6.12	550	$6.80	451	$6.58

Weighted-average fair value of options granted		$3.39		$2.06		$5.04

	2010	2009	2008
	Aggregate Intrinsic Value (in thousands)
Options outstanding as of December 31	$7,877	$377	$141
Options exercisable as of December 31	$2,101	$149	$141
Options exercised during the year	$169	$49	$8,515

The following table further describes the Company’s stock options outstanding as of December 31, 2010.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Prices	Number Exercisable at 12/31/2010	Weighted Average Exercise Prices
$1.65 to $3.50	32,200	2.4 years	$2.28	26,865	$2.22
$3.51 to $4.70	1,589,700	8.6 years	$4.38	376,680	$4.10
$4.71 to $7.55	1,440,502	9.3 years	$6.88	225,166	$6.22
$7.56 to $10.58	123,200	4.5 years	$8.49	120,199	$8.49
$10.59 to $15.88	85,000	7.4 years	$13.76	73,331	$13.68

	3,270,602			822,241

	Year Ended December 31, 2010	Weighted Average Grant-Date Fair Value
Nonvested options as of January 1, 2010	681,841	$2.23
Granted	2,188,200	$3.39
Vested	(379,012)	$2.29
Forfeited	(42,668)	$2.93

Nonvested options as of December 31, 2010	2,448,361	$3.25

The fair value of the Company’s stock options is the estimated present value at grant date using the Black-Scholes option pricing model with the following weighted average assumptions for the year ended December 31, 2010, 2009 and 2008: expected dividend yield of 0%, 0% and 0%; weighted-average volatility of 61.63%,

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

55.45% and 47.24%; risk-free interest rate of 2.29%, 1.96% and 3.10%; and an expected term of 5 to 6 years. The expected dividend yield is based on the Company’s annual dividend payout at grant date. Expected volatility is based on the historical volatility of the Company’s stock for a period approximating the expected life. The risk-free interest rate is based on the U.S. treasury yield in effect at the time of grant and has a term equal to the expected life. The expected term of the options represents the period of time the options are expected to be outstanding.

NOTE 15. HURRICANE LOSSES, INSURANCE RECOVERIES AND OTHER PROCEEDS

2008 Hurricane

On September 13, 2008, Omega Protein’s Abbeville and Cameron, Louisiana fish processing facilities were damaged by Hurricane Ike. For the years ended December 31, 2010, 2009 and 2008, the following amounts have been recognized in the Company’s statement of operations (in thousands):

	Years Ended December 31,
	2010	2009	2008
Damaged fish meal inventory	$—	$—	$1,360
Write-off of other materials and supplies	—	32	292
Write-off of unallocated inventory cost pool	—	—	5,436
Involuntary conversion of property and equipment	—	251	3,065
Idle plant costs recognized as period expense	—	—	886
Clean-up costs incurred	—	86	1,012
Estimated insurance recoveries	—	—	(10,018)
State of Louisiana Hurricanes Gustav and Ike Grant	(234)	—	—

(Other proceeds) loss resulting from natural disaster, net—2008 storms	$(234)	$369	$2,033

Not included in the amounts listed in the above table are the replacement capital costs of property and equipment, which did not have any book basis and were destroyed in the hurricane.

2005 Hurricanes

On August 29, 2005, Omega Protein’s Moss Point, Mississippi fish processing facility and adjacent shipyard were severely damaged by Hurricane Katrina. On September 24, 2005, Omega Protein’s Cameron, Louisiana and the Abbeville, Louisiana fish processing facilities were also severely damaged by Hurricane Rita. For the years ended December 31, 2010, 2009 and 2008, the following amounts have been recognized in the Company’s statement of operations (in thousands):

	Years Ended December 31,
	2010	2009	2008
Other proceeds/gains relating to natural disaster, net—2005 storms	$—	$(2,656)	$(1,336)

Not included in the amounts listed in the above table are the replacement capital costs of property and equipment, which did not have any book basis and were destroyed in the hurricanes.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 16. COMMITMENTS AND CONTINGENCIES

Operating Lease Payable

The Company has noncancellable operating leases, primarily for land and building, that expire over 1 to 7 years.

Future minimum payments under non-cancelable operating lease obligations for the five years ending December 31, 2015 and thereafter are as follows (in thousands):

2011	2012	2013	2014	2015	Thereafter
$2,184	$1,986	$1,992	$1,196	$567	$102

Rental expense for operating leases was $2.5 million, $2.3 million, and $2.0 million in 2010, 2009, and 2008, respectively.

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

Regulatory Matters

The Company is subject to various possible claims and lawsuits regarding environmental matters. Management believes that costs, if any, related to these matters will not have a material adverse effect on the results of operations, cash flows or financial position of the Company.

In April 2010, the Company received a request for information pursuant to Section 308 of the Federal Water Pollution Control Act (Clean Water Act) from Region 3 of the United States Environmental Protection Agency (the “EPA”) concerning the Company’s wastewater practices used in its fishing operations at its Reedville, Virginia facility. The Company has responded to the request. The Company believes it has been in compliance with all applicable laws with regard to wastewater practices. The Company cannot predict the outcome of the EPA’s review.

In February 2011, the United States Coast Guard conducted an inspection of the vessels at the Company’s Reedville, Virginia facility regarding the Company’s vessel bilge water disposal practices. The Company has cooperated with the inspection and cannot predict its outcome.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTE 17. INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates primarily within one industry segment, menhaden fishing, for the production and sale of fish meal, fish solubles and fish oil. Export sales of fish oil and fish meal were approximately $85 million, $81 million, and $81 million in 2010, 2009, and 2008, respectively. Such sales were made primarily to Asian, European and Canadian markets. In 2010, 2009 and 2008, sales to the largest customer was approximately $20.6 million, $17.7 million and $20.4 million, respectively. This customer was the same for 2010 and 2009, but different for 2008. Sales for Cyvex Nutrition, Inc., the Company’s wholly owned subsidiary, were approximately $0.2 million for the period from December 16, 2010 through December 31, 2010, and are included in the Company’s consolidated 2010 revenue figures and percentages presented below.

The following table shows the geographical distribution of revenues (in thousands) based on location of customers:

	Years Ended December 31,
	2010		2009		2008
	Revenues	Percent	Revenues	Percent	Revenues	Percent
U.S.	$83,101	49.5%	$83,749	50.8%	$96,335	54.3%
Mexico	8,040	4.8	989	0.6	4,790	2.7
Europe	19,610	11.7	19,454	11.8	26,257	14.8
Canada	13,404	8.0	10,551	6.4	12,951	7.3
Asia	40,199	24.0	48,139	29.2	26,789	15.1
South and Central America	3,350	2.0	1,979	1.2	10,290	5.8

Total	$167,704	100.0%	$164,861	100.0%	$177,412	100.0%

NOTE 18. FAIR VALUE DISCLOSURES

The following disclosures of the estimated fair value of financial instruments are made in accordance with the requirements of FASB ASC 825-10-50, Disclosure About Fair Value of Financial Instruments. The estimated

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The carrying amounts of cash and cash equivalents, accounts receivables, accounts payable, and accrued expenses approximate fair value because of the short maturity of these items. Non-financial assets, such as goodwill and other property and equipment, carrying values are compared to fair value on an annual basis and the carrying value is reduced as deemed necessary as a result of impairment testing. At December 31, 2010, the Company had no borrowings under its bank credit facility except for $2.8 million in letters of credit support obligations.

The carrying values and respective fair market values of the Company’s long-term debt are presented below (in thousands). The fair value of the Company’s long-term debt is estimated based on the quoted market prices available to the Company for issuance of similar debt with similar terms at year end 2010.

	Years Ended December 31,
	2010	2009
Long-term Debt:
Carrying Value	$33,301	$25,920
Estimated Fair Market Value	$34,631	$26,755

FASB ASC 820-10 defines fair value, provides a consistent framework for measuring fair value under accounting principles generally accepted in the United States and expands fair value financial statement disclosure requirements. The FASB’s prescribed valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions. The standard classifies these inputs into the following hierarchy:

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

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2010 and December 31, 2009. As required by FASB ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	December 31, 2010
	Fair Value Measurements Using			Assets (Liabilities) at Fair Value
	Level 1	Level 2	Level 3
Assets (Liabilities) (in thousands)
Energy swap asset	$—	$766	$—	$766
Interest rate swap liability	$—	$—	$(721)	$(721)

Total Assets (Liabilities)	$—	$766	$(721)	$(45)

	December 31, 2009
	Fair Value Measurements Using			Assets (Liabilities) at Fair Value
	Level 1	Level 2	Level 3
Assets (Liabilities) (in thousands)
Energy swap asset	$—	$1,166	$—	$1,166
Interest rate swap liability	$—	$—	$(1,251)	$(1,251)

Total Assets (Liabilities)	$—	$1,166	$(1,251)	$(85)

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

The fair value of the diesel, Bunker C, and natural gas energy swaps is derived from the underlying market price of similar instruments at a specific valuation date. The underlying market price for the diesel and natural gas swaps is based upon the NYMEX Futures Curve. The underlying market price for the Bunker C swaps is based upon the Platts Forward Curve HP 0.3% for 2011 and the Platts Forward Curve HP 1.0% for 2012. These methods rely upon quoted prices for similar instruments in active markets. When such inputs have a significant impact on the measurement of fair value, the instrument is categorized in Level 2.

The following table provides a reconciliation of all assets and (liabilities) measured at fair value on a recurring basis which use Level 3 or significant unobservable inputs or significant value drivers for the years ended December 31, 2010 and 2009 (in thousands). There have been no transfers between the hierarchy levels for the periods presented.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3 Inputs) Year Ended December 31,
	2010	2009
Beginning Balance	$(1,251)	$(1,858)
Net loss reclassified into interest expense related to interest rate swap transactions unrealized	(391)	(805)
Net change associated with current period interest rate swap transactions realized	921	1,412

Ending Balance	$(721)	$(1,251)

NOTE 19. SHAREHOLDER RIGHTS PLAN

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

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 20. QUARTERLY FINANCIAL DATA (UNAUDITED)

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

	Quarters Ended 2010
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
	(in thousands, except per share amounts)
Revenues (1)	$32,272	$36,285	$56,014	$43,133
Gross profit (loss) (1) (3)	5,970	8,868	15,272	19,075
Operating income (loss) (1)	2,269	3,792	11,856	13,139
Net income (loss) (1)	979	1,983	6,970	8,327
Earnings (loss) per share (2):
Basic	0.05	0.11	0.37	0.44
Diluted	0.05	0.11	0.37	0.44

	Quarters Ended 2009
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
	(in thousands, except per share amounts)
Revenues (1)	$30,153	$41,755	$49,940	$43,013
Gross profit (loss) (1)	5,821	(502)	1,262	1,604
Operating income (loss) (1)	4,325	(3,936)	(2,243)	(2,432)
Net income (loss) (1)	2,099	(3,292)	(2,820)	(2,185)
Earnings (loss) per share (2):
Basic	0.11	(0.18)	(0.15)	(0.12)
Diluted	0.11	(0.18)	(0.15)	(0.12)

(1)	Revenues, gross profit, operating income, and net income (loss) are rounded to thousands each quarter. Therefore, the sum of the quarterly amounts may not equal the annual amounts reported.
(2)	Earnings per share are computed independently for each quarter and the full year based upon respective average shares outstanding. Therefore, the sum of the quarterly earnings per share amounts may not equal the annual amounts reported.
(3)	Gross profit as a percentage of revenues for the quarter ended December 31, 2010 increased substantially as compared to the previous three quarters of 2010. This increase was due to greater than anticipated inventory production after September 30, 2010. As a result, standard cost for 2010 inventory, for which sales commenced largely in the third quarter of 2010, was decreased and balanced all previous sales of 2010 inventory production during the quarter ended December 31, 2010. The impact of the change in standard cost to the quarter ended December 31, 2010 is estimated to be approximately $4 million.

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

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2010. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material affect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 based upon criteria in a report entitled “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment and those criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein. (See Item 8. Financial Statements and Supplementary Data.)

OMEGA PROTEIN CORPORATION

The business we acquired during 2010, Cyvex Nutrition, Inc. on December 16, 2010, was excluded from the scope of our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010. This business constituted 0.1% of our total revenues for 2010 and 1.4% of our total tangible assets (5.9% of our total assets) as of December 31, 2010.

(c)	Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Pursuant to General Instruction G of Form 10-K, the information called for by Item 10 of Part III of Form 10-K is incorporated by reference to the information set forth in the Company’s definitive proxy statement relating to its 2011 Annual Meeting of Stockholders (the “2011 Proxy Statement”) to be filed pursuant to Regulation 14A under the Exchange Act, in response to Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K under the Securities Act of 1933 and the Exchange Act (“Regulation S-K”). Reference is also made to the information appearing in Item 1 of Part I of this Annual Report on Form 10-K under the caption “Business and Properties—Executive Officers of the Registrant.”

The Company’s Code of Business Conduct and Ethics applies to all employees, officers and directors of the Company. The Code meets the requirements of a “code of ethics” as defined by Item 406 of Regulation S-K, and applies to the Company’s Chief Executive Officer, Chief Financial Officer (who is both the Company’s principal financial and principal accounting officer), Controller as well as all other employees, as indicated above. The Code of Business Conduct and Ethics also meets the requirements of a code of business conduct and ethics under NYSE listing standards.

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

Pursuant to General Instruction G of Form 10-K, the information called for by Item 11 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2011 Proxy Statement in response to Items 402 and 407(e)(4) and (e)(5) of Regulation S-K.

OMEGA PROTEIN CORPORATION

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Pursuant to General Instruction G of Form 10-K, the information called for by Item 12 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2011 Proxy Statement in response to Items 201(d) and 403 of Regulation S-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Pursuant to General Instruction G of Form 10-K, the information called for by Item 13 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2011 Proxy Statement in response to Items 404 and 407(a) of Regulation S-K.

Item 14.	Principal Accounting Fees and Services.

Pursuant to General Instruction G of Form 10-K, the information called for by Item 14 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2011 Proxy Statement in response to item 9(e) of Schedule 14A.

OMEGA PROTEIN CORPORATION

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Costs and Expenses		Deductions		Balance at End of Period
December 31, 2008:
Allowance for doubtful accounts (A)	$2,086,760	$56,233		$2,755		$2,140,238
December 31, 2009:
Allowance for doubtful accounts (A)	$2,140,238	$48,000		$1,841,855	(B)	$346,383
December 31, 2010:
Allowance for doubtful accounts (A)	$346,383	$98,000	(C)	$73,043		$371,340

(A)	Includes allowance for doubtful accounts receivable and insurance receivable.
(B)	Allowance for Doubtful Accounts—uncollectible accounts written off. During 2009, a fully reserved insurance receivable of $1.8 million was written off.
(C)	During 2010, the acquisition of Cyvex added an additional $50,000 to the allowance for doubtful account.

(a)(3)	Exhibits

2.1*	—	Agreement and Plan of Merger between Marine Genetics, Inc. and Omega Protein Corporation (“Omega” or the “Company”) (Exhibit 2.1 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

3.1*	—	Articles of Incorporation of Omega (Exhibit 3.1 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

3.2*	—	By-Laws of Omega (Exhibit 3.2 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

4.1*	—	Form of Common Stock Certificate (Citizen) (Exhibit 4.1 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

4.2*	—	Form of Common Stock Certificate (Non-Citizen) (Exhibit 4.2 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

OMEGA PROTEIN CORPORATION

4.3*	—	Rights Agreement dated as of June 30, 2010 between Omega Protein Corporation and American Stock Transfer & Trust Company, LLC, as Rights Agent, which includes as Exhibit A the form of Certificate of Designations of Series A Junior Participating Preferred Stock setting forth the terms of the Preferred Stock, as Exhibit B the form of Rights Certificate and as Exhibit C the Summary of Rights to Purchase Preferred Stock. Pursuant to the Rights Agreement, Rights Certificates will not be mailed until after the Distribution Date (as defined in the Rights Agreement) (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on July 1, 2010).

10.1*†	—	Form of Amended and Restated Indemnification Agreement for all Officers and Directors (Exhibit 10.1 to Omega Quarterly Report on Form 10-Q for quarter ended June 30, 2003)

10.2*†	—	Omega Protein Corporation 2000 Long-Term Incentive Plan (Appendix A to Omega Proxy Statement on Schedule 14A dated May 3, 2000)

10.3*†	—	Omega Protein Corporation 2006 Incentive Plan (Appendix A to Omega Proxy Statement on Schedule 14A dated April 26, 2006)

10.4*†	—	Omega Protein Corporation Annual Incentive Compensation Plan dated April 8, 1998 (Exhibit 10.11 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)

10.5*†	—	Omega Protein, Inc. Executive Medical Plan dated August 1993 (Exhibit 10.16 to Omega Annual Report on Form 10-K for the year ended December 31, 2002)

10.6*†	—	Form of Insurance Policy Issuable under the Omega Protein Supplemental Executive Medical Reimbursement Plan (Exhibit 10.1 to Company Current Report on Form 8-K filed with the SEC on May 29, 2007).

10.7*	—	Lease dated July 1, 1992 with Ardoin Limited Partnership (Exhibit 10.12 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.8*	—	Amendment One Lease Extension dated February 22, 2006 to Lease Agreement dated July 1, 2002 between the Ardoin Limited Partnership and Omega Protein, Inc. (formerly known as Zapata Haynie Corporation) (Exhibit 10.1 to Omega Current Report on Form 8-K filed February 28, 2006).

10.9*	—	Lease Agreement dated November 25, 1997 with O. W. Burton, Jr., individually and as trustee of the Trust of Anna Burton (Exhibit 10.13 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.10*	—	Commercial Lease Agreement dated January 1, 1971 with Purvis Theall and Ethlyn Cessac (Exhibit 10.15 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.11*	—	Lease Agreement dated January 4, 1994 with the City of Abbeville, Louisiana (Exhibit 10.16 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.12*	—	Lease Agreement between Beltway/290 Investors, L.P. and Omega Protein, Inc., dated as of March 22, 2006 (Exhibit 10.1 to Omega Current Report on Form 8-K filed March 28, 2006)

10.13*	—	Lease Guaranty Agreement dated as of March 22, 2006 of Omega Protein Corporation (Exhibit 10.2 to Omega Current Report on Form 8-K filed March 28, 2006)

10.14*	—	Lease Amendment and Option to Purchase, effective as of August 1, 2006, between Ivy and Dola Richard and Omega Protein, Inc. (Exhibit 10.1 to Omega Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)

OMEGA PROTEIN CORPORATION

10.15*	—	United States Guaranteed Promissory Note dated March 31, 1993 in favor of Bear, Stearns Securities Corporation (Exhibit 10.20 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])
10.16*	—	Amendment to No. 1 to Promissory Note dated March 31, 1993 to the United States of America pursuant to the provisions of Title XI of the Marine Act of 1936 in favor of Bear, Stearns Securities Corporation (Exhibit 10.21 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])
10.17*	—	Amendment to No. 1 to First Preferred Ship Mortgage dated March 31, 1993 to the United States of America (Exhibit 10.22 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])
10.18*	—	Supplement No. 5 to First Preferred Fleet Mortgage dated March 31, 1993 in favor of Chemical Bank, as Trustee (Exhibit 10.23 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])
10.19*	—	Amendment No. 1 to Guaranty Deed of Trust dated March 31, 1993 for the benefit of the United States of America (Exhibit 10.24 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])
10.20*	—	Supplement No. 2 to Security Agreement dated March 31, 1993 in favor of the United States of America (Exhibit 10.25 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])
10.21*	—	Indemnity Agreement Regarding Hazardous Materials dated March 31, 1993 in favor of the United States of America (Exhibit 10.26 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])
10.22*	—	United States Guaranteed Promissory Note dated September 27, 1994 in favor of Sun Bank of Tampa Bay (Exhibit 10.27 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])
10.23*	—	Promissory Note to the United States of America dated September 27, 1994 pursuant to the provisions of Title XI of the Marine Act of 1936 in favor of Sun Bank of Tampa Bay (Exhibit 10.28 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])
10.24*	—	First Preferred Ship Mortgage dated September 27, 1994 to the United States of America (Exhibit 10.29 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])
10.25*	—	Collateral Mortgage and Collateral Assignment of Lease dated September 27, 1994 in favor of the United States of America (Exhibit 10.30 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])
10.26*	—	Collateral Mortgage Note dated September 27, 1994 in favor of the United States of America (Exhibit 10.31 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])
10.27*	—	Collateral Pledge Agreement dated September 27, 1994 in favor of the United States of America (Exhibit 10.32 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])
10.28*	—	Guaranty Agreement dated September 27, 1994 in favor of the United States of America (Exhibit 10.33 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])
10.29*	—	Title XI Financial Agreement dated September 27, 1994 with the United States of America (Exhibit 10.34 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

OMEGA PROTEIN CORPORATION

10.30*	—	Security Agreement dated September 27, 1994 in favor of the United States of America (Exhibit 10.35 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])
10.31*	—	United States Guaranteed Promissory Note dated October 30, 1996 in favor of Coastal Securities (Exhibit 10.36 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])
10.32*	—	Promissory Note to the United States of America dated October 30, 1996, pursuant to the provisions of Title XI of the Marine Act of 1936, in favor of Coastal Securities (Exhibit 10.37 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])
10.33*	—	Guaranty Agreement dated October 30, 1996 in favor of the United States of America (Exhibit 10.38 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])
10.34*	—	Title XI Financial Agreement dated October 30, 1996 with the United States of America (Exhibit 10.39 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])
10.35*	—	Certification and Indemnification Agreement Regarding Environmental Matters dated October 30, 1996 in favor of the United States of America (Exhibit 10.40 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])
10.36*	—	Deed of Trust dated October 30, 1996 for the benefit of the United States of America (Exhibit 10.41 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])
10.37*	—	Deed of Trust dated December 20, 1999 for the benefit of the United States of America (Exhibit 10.45 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)
10.38*	—	Promissory Notes to the United States of America dated December 20, 1999, pursuant to the provisions of Title XI of the Marine Act of 1936, in favor of Hibernia National Bank (Exhibit 10.46 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)
10.39*	—	Security Agreement dated December 20, 1999 in favor of the United Stated of America (Exhibit 10.47 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)
10.40*	—	Title XI Financial Agreement dated December 20, 1999 with the United States of America (Exhibit 10.48 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)
10.41*	—	Guaranty Agreement dated December 20, 1999 in favor of the United States of America (Exhibit 10.49 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)
10.42*	—	Certification and Indemnification Agreement Regarding Environmental Matters dated December 20, 1999 in favor of the United States of America (Exhibit 10.50 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)
10.43*	—	Preferred Ship Mortgages dated December 20, 1999 in favor of the United States of America (Exhibit 10.51 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)
10.44*	—	Deed of Trust dated October 19, 2001 for the benefit of the United States of America (Exhibit 10.52 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)

OMEGA PROTEIN CORPORATION

10.45*	—	Promissory Note to the United States of America dated October 19, 2001, pursuant to the provisions of Title XI of the Marine Act of 1936, in favor of Hibernia National Bank (Exhibit 10.53 to Omega Annual Report on Form 10-K for year ended December 31, 2001)

10.46*	—	Security Agreement dated October 19, 2001 in favor of the United States of America (Exhibit 10.54 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)

10.47*	—	Title XI Financial Agreement dated October 19, 2001 with the United States of America (Exhibit 10.55 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)

10.48*	—	Guaranty Agreement dated October 19, 2001 in favor of the United States of America (Exhibit 10.56 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)

10.49*	—	Certification and Indemnification Agreement Regarding Environmental Matters dated October 19, 2001 in favor of the United States of America (Exhibit 10.57 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)

10.50*	—	Preferred Ship Mortgages dated October 19, 2001 in favor of the United States of America (Exhibit 10.58 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)

10.51*†	—	Amended and Restated Executive Employment Agreement dated as of December 31, 2007 between Joseph L. von Rosenberg III and Omega Protein Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 3, 2008).

10.52*†	—	Amended and Restated Executive Employment Agreement dated as of December 31, 2007 between John D. Held and Omega Protein Corporation (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on January 3, 2008).

10.53*†	—	First Amendment to the Amended and Restated Executive Employment Agreement dated as of December 3, 2008, between Joseph L. von Rosenberg III and Omega Protein Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 8, 2008).

10.54*†	—	Letter Agreement between Omega Protein Corporation and Bret Scholtes dated April 15, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on April 30, 2010).

10.55*†	—	First Amendment to the Amended and Restated Executive Employment Agreement dated as of December 3, 2008, between John D. Held and Omega Protein Corporation (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 8, 2008).

10.56*†	—	Employment Agreement dated February 3, 2009 between the Company and Joseph E. Kadi (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 5, 2009).

10.57*†	—	Amendment to Letter Agreement dated October 21, 2009, between Omega Protein Corporation and Joseph E. Kadi (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed with the SEC on October 23, 2009).

OMEGA PROTEIN CORPORATION

10.58*†	—	Employment Agreement dated as of October 1, 2002 between Omega and Thomas R. Wittmann (Exhibit 10.2 to Omega Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

10.59*†	—	Amendment to Employment Agreement between the Company and Thomas R. Wittman dated January 20, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 21, 2009).

10.60*†	—	Letter Agreement between Omega Protein Corporation and Dr. Mark E. Griffin dated July 15, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 15, 2009).

10.61*†	—	Amendment to Letter Agreement dated October 21, 2009, between Omega Protein Corporation and Dr. Mark E. Griffin (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed with the SEC on October 23, 2009).

10.62†*	—	Form of Stock Option Agreement under the 1998 Long-Term Incentive Plan (Exhibit 10.66 to Omega Annual Report on Form 10-K for the year ended December 31, 2005)

10.63†*	—	Form of Stock Option Agreement for Employees under the 2000 Long-Term Incentive Plan (Exhibit 10.67 to Omega Annual Report on Form 10-K for the year ended December 31, 2005)

10.64†*	—	Form of Stock Option Agreement for Senior Management under the 2000 Long-Term Incentive Plan (Exhibit 10.68 to Omega Annual Report on Form 10-K for the year ended December 31, 2005)

10.65†*	—	Form of Stock Option Agreement for Independent Directors under the 2000 Long-Term Incentive Plan (Exhibit 10.69 to Omega Annual Report on Form 10-K for the year ended December 31, 2005)

10.66†*	—	Form of Stock Option Agreement dated June 7, 2006 for each Independent Director (Exhibit 10.1 to Omega Current Report on Form 8-K filed June 9, 2006)

10.67*	—	Deed of Trust dated December 29, 2003 for the benefit of the United States of America (Exhibit 10.65 to Omega Annual Report on Form 10-K for year ended December 31, 2003)

10.68*	—	Promissory Note to the United States of America dated December 29, 2003 (Exhibit 10.66 to Omega Annual Report on Form 10-K for year ended December 31, 2003)

10.69*	—	Security Agreement dated December 29, 2003 in favor of the United States of America (Exhibit 10.67 to Omega Annual Report on Form 10-K for year ended December 31, 2003)

10.70*	—	Title XI Financial Agreement dated December 29, 2003 with the United States of America (Exhibit 10.68 to Omega Protein Annual Report on Form 10-K for year ended December 31, 2003)

10.71*	—	Guaranty Agreement dated December 29, 2003 in favor of the United States of America (Exhibit 10.69 to Omega Protein Annual Report on Form 10-K for year ended December 31, 2003)

10.72*	—	Certification and Indemnification Agreement Regarding Environmental Matters dated December 29, 2003 in favor of the United States of America (Exhibit 10.70 to Omega Protein Annual Report on Form 10-K for year ended December 31, 2003)

OMEGA PROTEIN CORPORATION

10.73*	—	Preferred Ship Mortgages dated December 29, 2003 in favor of the United States of America (Exhibit 10.71 to Omega Protein Annual Report on Form 10-K for year ended December 31, 2003)

10.74*	—	Lease Agreement between BMC Software Texas, L.P. and Omega Protein Corporation dated as of August 18, 2005 (Exhibit 10.1 to Omega Protein Current Report on Form 8-K dated August 17, 2005)

10.75*	—	First Amendment to Lease Agreement between BMC Software Texas, L.P. and Omega dated as of September 15, 2005 (Exhibit 10.1 to Omega Current Report on Form 8-K dated September 15, 2005)

10.76*	—	Deed of Trust dated October 17, 2005 for the benefit of the United States of America (Exhibit 10.1 to Omega Current Report on Form 8-K dated October 17, 2005)

10.77*	—	Promissory Note to the United States of America Dated October 17, 2005 (Exhibit 10.2 to Omega Current Report on Form 8-K dated October 17, 2005)

10.78*	—	Security Agreement dated October 17, 2005 in favor of the United States of America (Exhibit 10.3 to Omega Current Report on Form 8-K dated October 17, 2005)

10.79*	—	Title XI Financial Agreement dated October 17, 2005 with the United States of America (Exhibit 10.4 to Omega Current Report on Form 8-K dated October 17, 2005)

10.80*	—	Guaranty Agreement dated October 17, 2005 in favor of the United States of America (Exhibit 10.5 to Omega Current Report on Form 8-K dated October 17, 2005)

10.81*	—	Certification and Indemnification Agreement Regarding Environmental Matters dated October 17, 2005 in favor of the United States of America (Exhibit 10.6 to Omega Current Report on Form 8-K dated October 17, 2005)

10.82*	—	Preferred Ship Mortgages dated October 17, 2005 in favor of the United States of America (Exhibit 10.7 to Omega Current Report on Form 8-K dated October 17, 2005)

10.83*	—	Approval Letter dated as of December 1, 2005 and executed on December 6, 2005 by Omega Protein, Inc., the Company and United States Department of Commerce, Acting by National Oceanic and Atmospheric Administration, National Marine Fisheries Service (Exhibit 10.1 to Omega Current Report on Form 8-K dated December 6, 2005)

10.84*	—	Deed of Trust dated March 6, 2007 for the benefit of the United States of America (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2007).

10.85*	—	Mortgage and Assignment of Leases dated March 7, 2007 in favor of the United States of America (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2007).

10.86*	—	Promissory Note to the United States of America dated March 7, 2007 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2007).

10.87*	—	Security Agreement dated March 7, 2007 in favor of the United States of America (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2007).

OMEGA PROTEIN CORPORATION

10.88*	—	Title XI Financial Agreement dated March 7, 2007 with the United States of America (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2007).

10.89*	—	Guaranty Agreement dated March 7, 2007 in favor of the United States of America (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2007).

10.90*	—	Certification and Indemnification Agreement Regarding Environmental Matters dated March 7, 2007 in favor of the United States of America (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2007).

10.91*	—	Preferred Ship Mortgage dated March 7, 2007 in favor of the United States of America (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2007).

10.92*	—	Loan Agreement dated as of October 21, 2009 by and among Omega Protein Corporation, Omega Protein, Inc., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 23, 2009).

10.93*	—	Revolving Note dated as of October 21, 2009 executed by Omega Protein Corporation and Omega Protein, Inc. and made payable to Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 23, 2009).

10.94*	—	Guaranty Agreement dated as of October 21, 2009 by Protein Finance Company, Omega International Marketing Company, Omega International Distribution Company, Omega Shipyard, Inc., and Protein Industries, Inc. in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on October 23, 2009).

10.95*	—	Security and Pledge Agreement dated as of October 21, 2009 among Omega Protein Corporation, Omega Protein, Inc., Protein Finance Company, Omega International Marketing Company, Omega International Distribution Company, Omega Shipyard, Inc., and Protein Industries, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on October 23, 2009).

10.96*	—	First Preferred Fleet Mortgage dated as of October 21, 2009 given by Omega Protein, Inc. to Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on October 23, 2009).

10.97*	—	Aircraft Security Agreement dated as of October 21, 2009 among Omega Protein Corporation, Omega Protein, Inc., Protein Finance Company, Omega International Marketing Company, Omega International Distribution Company, Omega Shipyard, Inc., and Protein Industries, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on October 23, 2009).

OMEGA PROTEIN CORPORATION

10.98*	—	Multiple Indebtedness Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated as of October 21, 2009 executed by Omega Protein, Inc., in favor of Wells Fargo Bank, National Association (St. Mary Parish, Louisiana) (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on October 23, 2009).

10.99*	—	Deed of Trust, Assignment of Lease and Rents, Security Agreement and Fixture Filing dated as of October 21, 2009 executed by Omega Protein, Inc., in favor of Victor N. Tekell, as Trustee, and Wells Fargo Bank, National Association (Jackson County, Mississippi) (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on October 23, 2009).

10.100*	—	Deed of Trust, Assignment of Lease and Rents, Security Agreement and Fixture Filing dated as of October 21, 2009 executed by Omega Protein, Inc., in favor of American Securities Company of Missouri, a Missouri corporation, as Trustee, and Wells Fargo Bank, National Association (City of St. Louis, Missouri) (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on October 23, 2009).

10.101*	—	Deed of Trust, Assignment of Lease and Rents, Security Agreement and Fixture Filing dated as of October 21, 2009 executed by Omega Protein, Inc., in favor of Richard Lowndes Burke and Jenny P. Jones, residents of Virginia, as Trustee, and Wells Fargo Bank, National Association (Northumberland County, Virginia) (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the SEC on October 23, 2009).

10.102*	—	Approval Letter dated as of November 5, 2009 by Omega Protein, Inc., Omega Protein Corporation and United States Department of Commerce, acting by National Oceanic and Atmospheric Administration, National Marine Fisheries Service (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on June 1, 2010).

10.103*	—	Correction Deed of Trust made by Omega Protein, Inc. dated March 11, 2010 for the benefit of the United States of America (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on June 1, 2010).

10.104*	—	Corrected Promissory Note of Omega Protein, Inc. to the United States of America dated May 25, 2010 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on June 1, 2010).

10.105*	—	Security Agreement dated March 9, 2010 between Omega Protein, Inc. and the United States of America (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed with the SEC on June 1, 2010).

10.106*	—	Title XI Financial Agreement dated May 25, 2010 between Omega Protein, Inc., Omega Protein Corporation and the United States of America (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed with the SEC on June 1, 2010).

10.107*	—	Guaranty Agreement dated May 25, 2010 of Omega Protein, Inc. in favor of the United States of America (incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed with the SEC on June 1, 2010).

10.108*	—	Certification and Indemnification Agreement Regarding Environmental Matters dated May 25, 2010 between Omega Protein, Inc. and the United States of America (incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K filed with the SEC on June 1, 2010).

OMEGA PROTEIN CORPORATION

10.109*	—	Preferred Ship Mortgage dated May 25, 2010 by Omega Protein, Inc., in favor of the United States of America (incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K filed with the SEC on June 1, 2010).

10.110*	—	Subordination Agreement dated March 11, 2010 between Wells Fargo Bank, N.A., and the United States of America (incorporated by reference to Exhibit 10.9 to the Company’s Form 8-K filed with the SEC on June 1, 2010).

10.111†*	—	Form of Stock Option Agreement dated December 1, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on December 6, 2010).

10.112†*	—	Separation Agreement and Release between the Company and Robert W. Stockton dated December 8, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on December 10, 2010).

10.113†*	—	Consulting Agreement between the Company and Robert W. Stockton dated December 8, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on December 10, 2010).

10.114*	—	Stock Purchase Agreement, dated as of December 16, 2010, by and between Omega Protein Corporation and Gilbert Gluck (incorporated by reference to Exhibit 10.17 to the Company’s Form 8-K filed with the SEC on December 10, 2010).

21	—	Schedule of Subsidiaries

23.1	—	Consent of PricewaterhouseCoopers LLP

31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-15(e)/Rule 15d-15(e)

31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-15(e)/Rule 15d-15(e)

32.1	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference

†	Management Contract or Compensatory Plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 15(b) of Form 10-K and Item 601 of Regulation S-K.

(b) —Exhibits. See Item 15(a) (3) above.

(c) —Financial Statement Schedules. See Item 15(a) (2) above.

OMEGA PROTEIN CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 3, 2011.

OMEGA PROTEIN CORPORATION

(Registrant)

By:	/S/ BRET D. SCHOLTES
Bret D. Scholtes
Executive Vice President and Chief Financial Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Joseph L. von Rosenberg III or Bret D. Scholtes, or either of them, his or her true and lawful attorney’s in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, any and all capacities, to sign his or her name to the Company’s Form 10-K for the year ended December 31, 2010 and any or all amendments, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JOSEPH VON ROSENBERG III Joseph L. von Rosenberg III	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 3, 2011

/S/ BRET D. SCHOLTES Bret D. Scholtes	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 3, 2011

/S/ GARY L. ALLEE Gary L. Allee	Director	March 3, 2011

/S/ GARY R. GOODWIN Gary R. Goodwin	Director	March 3, 2011

/S/ PAUL M. KEARNS Paul M. Kearns	Director	March 3, 2011

/S/ WILLIAM E. M. LANDS William E. M. Lands	Director	March 3, 2011

/S/ HARRY O. NICODEMUS IV Harry O. Nicodemus	Director	March 3, 2011

/S/ DAVID A. OWEN David A. Owen	Director	March 3, 2011