Form 10-Q
period 2011-03-31
OMEGA PROTEIN CORP
filed 2011-05-05
CIK 1053650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Y]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Yes      No     .

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

Yes      No X .

Number of shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, on May 2, 2011: 19,356,653.

OMEGA PROTEIN CORPORATION

OMEGA PROTEIN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

(Dollars in thousands)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements and Notes

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$44,863	$19,784
Receivables, net	14,234	11,492
Inventories	58,580	74,692
Deferred tax asset, net	3,882	1,673
Prepaid expenses and other current assets	5,771	3,641

Total current assets	127,330	111,282
Other assets, net	4,592	3,051
Energy swap asset, net of current portion	622	23
Property, plant and equipment, net	111,425	111,726
Goodwill and other intangible assets, net	10,675	10,702

Total assets	$254,644	$236,784

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$2,996	$2,994
Current portion of capital lease obligation	467	439
Accounts payable	3,399	2,776
Accrued liabilities	23,210	21,360

Total current liabilities	30,072	27,569
Long-term debt, net of current maturities	29,570	30,307
Capital lease obligation, net of current portion	696	820
Interest rate swap liability, net of current portion	—	98
Deferred tax liability, net	16,228	12,209
Pension liabilities, net	7,919	8,254

Total liabilities	84,485	79,257

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 authorized shares; none issued	—	—
Common Stock, $0.01 par value; 80,000,000 authorized shares; 19,247,653 and 18,827,278 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	193	188
Capital in excess of par value	121,582	116,950
Retained earnings	54,026	48,072
Accumulated other comprehensive loss	(5,642)	(7,683)

Total stockholders’ equity	170,159	157,527

Total liabilities and stockholders’ equity	$254,644	$236,784

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OMEGA PROTEIN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2011	2010
Revenues	$56,402	$32,272
Cost of sales	40,709	26,302

Gross profit	15,693	5,970

Selling, general, and administrative expense	4,851	3,267
Research and development expense	485	435
Other proceeds/gains resulting from natural disaster, net – 2008 storms	—	(117)
(Gain) loss on disposal of assets	(18)	116

Operating income	10,375	2,269
Interest income	18	2
Interest expense	(614)	(646)
Other expense, net	(60)	(89)

Income before income taxes	9,719	1,536

Provision for income taxes	3,765	557

Net income	5,954	979

Other comprehensive income (loss):
Energy swap adjustment, net of tax expense (benefit) of $951 and ($168), respectively	1,847	(327)
Pension benefits adjustment, net of tax expense of $100 and $97, respectively	194	190

Comprehensive income	$7,995	$842

Basic earnings per share	$0.32	$0.05

Weighted average common shares outstanding	18,879	18,739

Diluted earnings per share	$0.30	$0.05

Weighted average common shares and potential common share equivalents outstanding	19,565	18,773

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OMEGA PROTEIN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in thousands)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$5,954	$979
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,979	3,429
Other proceeds/gains resulting from natural disaster, net – 2008 storms	—	(117)
(Gain) loss on disposal of assets	(18)	116
Provisions for losses on receivables	12	12
Share based compensation	707	352
Deferred income taxes	859	549
Changes in assets and liabilities:
Receivables	(2,691)	(1,277)
Inventories	16,112	4,672
Prepaid expenses and other current assets	69	(440)
Other assets	(1,932)	(680)
Accounts payable	623	131
Accrued liabilities	3,838	533
Pension liability, net	(141)	(543)

Net cash provided by operating activities	27,371	7,716

Cash flows from investing activities:
Proceeds from grants, hurricanes	—	117
Proceeds from disposition of assets	103	16
Acquisition of Cyvex, net of cash acquired	(2,086)	—
Capital expenditures	(3,408)	(3,396)

Net cash used in investing activities	(5,391)	(3,263)

Cash flows from financing activities:
Principal payments of long-term debt	(735)	(831)
Principal payments of capital lease obligation	(96)	(83)
Proceeds from stock options exercised	2,385	285
Tax effect of stock options exercised	1,545	33

Net cash provided by (used in) financing activities	3,099	(596)

Net increase in cash and cash equivalents	25,079	3,857
Cash and cash equivalents at beginning of year	19,784	2,177

Cash and cash equivalents at end of period	$44,863	$6,034

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

Basis of Presentation

These interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally provided have been omitted. The interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2010. The year end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

In the opinion of management the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the Company’s consolidated financial position as of March 31, 2011, and the results of its operations for the three month periods ended March 31, 2011 and 2010 and its cash flows for the three month periods ended March 31, 2011 and 2010. Operating results are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Gulf of Mexico Oil Spill Disaster

In 2010, the Company accounted for $18.7 million in payments received during September and October related to damages incurred from the Gulf of Mexico Oil Spill Disaster in its inventory and cost of sales. The payments partially reduced cost of sales by 11.4%, or $5.2 million, for the three months ended March 31, 2011 and will continue to impact 2011 cost of sales through June 30, 2011 as remaining inventory from the 2010 fishing season is sold. For additional information, see Note 2 – Gulf of Mexico Oil Spill Disaster and Note 17 – Subsequent Events.

Inventories

During the off-seasons, in connection with the upcoming fishing seasons, Omega Protein incurs costs (e.g., plant and vessel related labor, utilities, rent, repairs, and depreciation) that are directly related to Omega Protein’s infrastructure. These costs accumulate in inventory and are applied as elements of the cost of production of Omega Protein’s products throughout the fishing season ratably based on monthly units of production and the expected total units of production for the season.

Any costs incurred during abnormal downtime related to activity at Omega Protein’s plants are charged to expense as incurred.

Insurance

There have been no material insurance policy changes from those previously disclosed in the Company’s Form 10-K for the fiscal year ended December 31, 2010.

Interest Rate Swap Agreements

The Company does not enter into financial instruments for trading or speculative purposes. The Company entered into interest rate swap agreements to manage its cash flow exposure to interest rate changes with notional amounts as indicated below that are scheduled to mature through March 2012. As originally established, the swaps effectively converted all the Company’s variable rate debt under the term loan under its bank credit facility to a fixed rate, without exchanging the notional principal amounts. Prior to September 30, 2009, these agreements were designated as a cash flow hedge and reflected at fair value in the Company’s Unaudited Condensed Consolidated Balance Sheet as a component of total liabilities, and the related gains or losses were deferred in stockholders’ equity as a component of accumulated other comprehensive loss.

Interest rate swap balances at March 31, 2011:

Date of Contract	Original Notional Amount	Notional Amounts as of March 31, 2011	Contracted Interest Rate	Total Liability as of March 31, 2011
April 4, 2007	$19,950,000	$9,476,000	5.16%	$378,900
February 7, 2008	10,237,500	4,988,000	3.36%	123,600
March 19, 2008	4,436,250	2,161,000	2.96%	46,300

		$16,625,000		$548,800

Interest rate swap balances at December 31, 2010:

Date of Contract	Original Notional Amount	Notional Amounts as of December 31, 2010	Contracted Interest Rate	Total Liability as of December 31, 2010
April 4, 2007	$19,950,000	$10,474,000	5.16%	$498,300
February 7, 2008	10,237,500	5,512,000	3.36%	161,800
March 19, 2008	4,436,250	2,389,000	2.96%	60,400

		$18,375,000		$720,500

On September 24, 2009, the Company paid $16.6 million of the borrowings outstanding under the term loan under its prior senior credit facility using the Company’s existing cash balances. Additionally, on October 21, 2009, the Company entered into a Loan Agreement with Wells Fargo Bank N.A. which replaced its prior senior credit facility. The details are described more fully in Note 9 to the consolidated financial statements of the Company’s Form 10-K for the fiscal year ended December 31, 2010. As a consequence of the debt prepayment and refinancing, the Company determined that the forecasted interest payments associated with the interest rate swaps

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

would not occur. As a result, hedge accounting relating to the interest rate swaps was discontinued and all amounts previously recognized in accumulated other comprehensive loss were reclassified to earnings during 2009. The total interest expense associated with the interest rate swap transactions for the three months ended March 31, 2011 and 2010 was $13,400 and $185,000, respectively. The interest rate swap agreements remained outstanding as of March 31, 2011.

As of March 31, 2011 and December 31, 2010, the Company has recorded a long-term liability of $0 and $98,000, respectively, net of the current portion, in accrued liabilities of $548,800 and $622,500, respectively, to recognize the fair value of interest rate derivatives.

Energy Swap Agreements

The Company does not enter into financial instruments for trading or speculative purposes. During 2011, 2010 and 2009 Omega Protein entered into energy swap agreements to manage its cash flow exposure related to the volatility of natural gas, diesel and Bunker C energy prices for its fishmeal and fish oil production operations. The swaps effectively fix pricing for the quantities listed below during the consumption periods.

Energy swap balances at March 31, 2011:

Energy Swap	Consumption Period	Quantity	Price Per Unit	Energy Swap Asset (Liability) as of March 31, 2011	Deferred Tax Asset (Liability) as of March 31, 2011
Diesel- NYMEX Heating Oil Swaps	May – Nov, 2011	3,094,000 Gallons	$2.44	$2,186,000	$ (743,200)
Natural Gas - NYMEX Natural Gas Swaps	April – Oct, 2011	554,000 MMBTUs	$4.92	(229,600)	78,100
Bunker C – No.6 0.3% NY-Platts Swaps and No.6 1.0% NY-Platts Swaps	May - Nov, 2011	2,158,800 Gallons	$2.01	985,200	(335,000)
Diesel - NYMEX Heating Oil Swaps	May - Nov, 2012	1,810,000 Gallons	$2.87	497,000	(169,000)
Natural Gas – NYMEX Natural Gas Swaps	April - Oct, 2012	204,000 MMBTUs	$5.02	(10,500)	3,600
Bunker C – No.6 1.0% NY-Platts Swaps	Jun – Nov, 2012	378,000 Gallons	$2.00	135,600	(46,100)

				$3,563,700	$ (1,211,600)

Energy swap balances at December 31, 2010:

Energy Swap	Consumption Period	Quantity	Price Per Unit	Energy Swap Asset (Liability) as of December 31, 2010	Deferred Tax Asset (Liability) as of December 31, 2010
Diesel - NYMEX Heating Oil Swap	May – Nov, 2011	1,714,000 Gallons	$2.12	$776,200	$ (263,900)
Natural Gas - NYMEX Natural Gas Swap	April – Oct, 2011	336,000 MMBTUs	$5.24	(239,800)	81,500
Bunker C – No.6 0.3% NY-Platts Swap	May - Nov, 2011	672,000 Gallons	$1.77	206,500	(70,200)
Diesel - NYMEX Heating Oil Swap	May – Nov, 2012	648,000 Gallons	$2.50	57,400	(19,500)
Natural Gas - NYMEX Natural Gas Swap	April – Oct, 2012	101,000 MMBTUs	$5.30	(36,000)	12,200
Bunker C – No.6 1.0% NY-Platts Swap	Jun - Nov, 2012	378,000 Gallons	$2.00	1,300	(400)

				$765,600	$(260,300)

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

As of March 31, 2011 and December 31, 2010, Omega Protein has recorded a long-term asset of $622,100 and $22,600, respectively, net of the current portion included in prepaid expenses and other current assets of $2,941,600 and $743,000, respectively, to recognize the fair value of energy swap derivatives, and has also recorded a deferred tax liability of $1,211,600 and $260,300, respectively, associated therewith. The effective portion of the change in fair value from inception to March 31, 2011 is recorded in “accumulated other comprehensive income loss” in the Company’s consolidated financial statements. The following table illustrates the changes recorded, net of tax, in accumulated other comprehensive loss resulting from the energy swap agreements (in thousands).

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Balance at January 1,	$505	$769
Net change associated with current period swap transactions, net of tax	1,847	(327)

Balance at March 31,	$2,352	$442

The $2.4 million reported in accumulated other comprehensive loss as of March 31, 2011 will be reclassified to the unallocated inventory cost pool in the period when the energy consumption takes place. The amount to be reclassified, net of taxes, during the next 12 months is expected to be approximately $1.9 million.

If, at any time, the swaps are determined to be ineffective, in whole or in part, due to changes in the Company’s energy usage or underlying hedge agreements or assumptions, the fair value of the portion of the energy swaps determined to be ineffective will be recognized as a gain or loss in cost of sales for the applicable period. See Note 16 – Fair Value Disclosures for additional information.

Accumulated Comprehensive Loss

The components of accumulated other comprehensive loss included in stockholders’ equity are as follows:

	March 31, 2011	December 31, 2010
	(in thousands)
Fair Value of Energy Swaps, net of tax provision of $1,211 as of March 31, 2011 and $260 as of December 31, 2010	$2,352	$505
Pension Benefits Adjustments, net of tax benefit of $4,118 as of March 31, 2011 and $4,218 as of December 31, 2010	(7,994)	(8,188)

Accumulated Other Comprehensive Loss	$(5,642)	$(7,683)

Goodwill and Other Intangible Assets

The Company does not amortize goodwill or indefinite-lived intangible assets but performs tests for impairment annually, or when indications of potential impairment exist, utilizing a fair value approach at the reporting unit level. The Company determines fair value using widely accepted valuation techniques, including the income approach which estimates the fair value of its reporting units based on the future discounted cash flows, and the market approach which estimates the fair value of its reporting units based on comparable market prices. In testing for a potential impairment of goodwill, the Company estimates the fair value of its reporting units to which goodwill relates and compares it to the carrying value (book value) of the assets and liabilities related to those businesses.

The Company amortizes other intangible assets with determinable lives over their estimated useful lives. The Company records an impairment charge on these assets when it determines that their carrying value may not be recoverable. The carrying value is not recoverable if it exceeds the undiscounted future cash flows resulting from the use of the asset and its eventual disposition. When there is existence of one or more indicators of impairment, the Company measures any impairment of intangible assets based on a projected discounted cash flow method using a discount rate determined by the Company’s management to be commensurate with the risk inherent in its business model. The Company’s estimates of future cash flows attributable to its other intangible assets require significant judgment based on the Company’s historical and anticipated results and are subject to many factors. See Note 8 - Goodwill and Other Intangible Assets, for more information about goodwill and other intangible assets.

Recently Issued Accounting Standards

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

In December 2010, the FASB issued Accounting Standards Update ASU 2010-28, addressing when to perform step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. Under the guidance, an entity must consider whether it is more likely than not that goodwill impairment exists for each reporting unit with a zero or negative carrying amount using qualitative factors as described in ASC 350-20-35-30. The amended guidance in ASU 2010-28 is effective for fiscal years beginning after December 15, 2010. The Company’s adoption of ASU 2010-28 effective January 1, 2011 did not have an impact on the Company’s consolidated results of operations, financial position and related disclosures.

In December 2010, the FASB issued Accounting Standards Update ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations. The update requires public companies to disclose pro forma information for business combinations that occur in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the prior annual reporting period only. The update also expands the disclosure requirements to include a description of the nature and amount of material proforma adjustments directly attributable to the business combination included in the proforma revenue and earnings. This guidance is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. The Company’s adoption of FASB ASU No. 2010-29 effective December 1, 2010 did not have an impact on the Company’s consolidated results of operations or financial position but did result in additional disclosures.

Stock-Based Compensation

The Company has a stock-based compensation plan, which is described in more detail in Note 14 to the consolidated financial statements of the Company’s Form 10-K for the fiscal year ended December 31, 2010. Net income for the three months ended March 31, 2011 and 2010 includes $0.7 million and $0.4 million ($0.5 million and $0.2 million after-tax), respectively, of stock-based compensation costs which are included in selling, general and administrative expenses in the condensed consolidated statement of operations and comprehensive income. As of March 31, 2011, there was $5.9 million ($3.9 million after-tax) of total unrecognized compensation costs related to nonvested stock-based compensation that is expected to be recognized over a weighted-average period of 2.4 years, of which $2.1 million ($1.4 million after-tax) of total stock-based compensation is expected to be recognized during the remainder of fiscal year 2011.

NOTE 2. GULF OF MEXICO OIL SPILL DISASTER

As a result of the oil spill caused by the Deepwater Horizon oil rig explosion in the Gulf of Mexico in April 2010 and the subsequent temporary and intermittent closures of certain commercial and recreational fishing grounds by the Louisiana Department of Fisheries and Wildlife, the Mississippi Department of Marine Resources and the National Oceanic and Atmospheric Administration (“NOAA”), Omega Protein’s total fish catch for 2010 was materially impacted. In addition, Omega Protein incurred costs associated with the temporary re-deployment of many of its Gulf of Mexico fishing vessels, costs to purchase fish meal from third party vendors to offset lost production, and increased costs per unit of production resulting from intermittent plant closures.

During 2010, Omega Protein filed a claim for damages with BP and also met with BP’s third party claims adjuster. On August 23, 2010, the claims process for BP was moved to the Gulf Coast Claims Facility (GCCF), a claims facility tasked with claims administration and payment distribution for those businesses and individuals that suffered damages and incurred other costs related to the oil spill.

On September 2 and October 19, 2010, Omega Protein received its first and second emergency payments from the GCCF of $7.3 million and $11.4 million, respectively. These payments were utilized in the following manner: 1) $0.6 million of the payments to offset previously recognized losses as of June 30, 2010 related to costs that were not able to be allocated to production as a result of intermittent plant closures, 2) to offset costs Omega Protein incurred to purchase 6,315 tons of fish meal which partially offset lost production, and 3) to offset the high costs per unit of production Omega Protein incurred during the 2010 fishing season in the Gulf of Mexico as a result of the closure of its fishing grounds. See Note 17 – Subsequent Events for additional information regarding payments received from the GCCF.

The majority of the first and second emergency payments were credited to the 2010 unallocated inventory cost pool (including off-season costs). Because both of these payments were included in the cost per unit of production calculation for the 2010 fishing season, cost of sales was partially reduced by 11.4%, or $5.2 million, for the three months ended March 31, 2011 and 2011 cost of sales will continue to be impacted through June 30, 2011 as remaining inventory from the 2010 fishing season is sold.

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

Subsequent to March 31, 2011, the Company settled and released all claims relating to the oil spill with the GCCF in exchange for $26.2 million, net of fees and expenses. See Note 17 – Subsequent Events for additional information.

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

As total consideration for the acquisition of Cyvex, the Company paid cash of $13.1 million, utilizing cash on hand, with no contingent consideration. This amount includes final post-closing cash payments of $2.1 million made to Cyvex’s former owner during the three month period ended March 31, 2011. The $2.1 million was included in accrued liabilities at December 31, 2010. See Note 8 – Goodwill and other intangible assets.

B. Unaudited Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of the Company and Cyvex on a pro forma basis, as though the companies had been combined as of the beginning of the period presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had actually taken place at the beginning of the period presented and is not intended to be a projection of future results or trends.

	Revenue	Net income
	(in thousands)
2010 supplemental pro forma from 1/1/10 – 03/31/10	$35,193	$1,335

NOTE 4.  RECEIVABLES, NET

Receivables as of March 31, 2011 and December 31, 2010 are summarized as follows:

	March 31,	December 31,
	2011	2010
	(in thousands)
Trade	$12,409	$10,739
Income tax	859	785
Due from brokers – stock option proceeds	583	—
Insurance	423	18
Other	176	154

Total receivables	14,450	11,696
Less: allowance for doubtful accounts	(216)	(204)

Receivables, net	$14,234	$11,492

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

NOTE 5.  INVENTORY

The major classes of inventory as of March 31, 2011 and December 31, 2010 are summarized as follows:

	March 31, 2011	December 31, 2010
	(in thousands)
Fish meal	$14,402	$43,945
Fish oil	6,021	13,159
Fish solubles	264	947
Nutraceutical products	1,266	1,535
Unallocated inventory cost pool (including off-season costs)	28,678	7,368
Other materials and supplies	7,949	7,738

Total inventory	$58,580	$74,692

Inventory at March 31, 2011 and December 31, 2010 is stated at the lower of cost or market. The elements of the March 31, 2011 unallocated inventory cost pool include Omega Protein’s plant and vessel related labor, utilities, rent, repairs and depreciation, to be allocated to inventories produced through the 2011 fishing season.

As a result of the oil spill caused by the Deepwater Horizon oil rig explosion in the Gulf of Mexico in April 2010 and the subsequent temporary and intermittent closures of certain commercial and recreational fishing grounds by the Louisiana Department of Fisheries and Wildlife, the Mississippi Department of Marine Resources and the National Oceanic and Atmospheric Administration (“NOAA”), Omega Protein’s fish processing was temporarily interrupted at its three Gulf Coast facilities. As a result of this interruption, intermittent fishing grounds and facilities closures and the oil spill’s estimated impact on Omega Protein’s 2010 Gulf of Mexico fishing season, Omega Protein filed a claim for damages with BP and, subsequently, with the Gulf Coast Claims Facility (GCCF), a claims facility tasked with claims administration and payment distribution for those businesses and individuals that suffered damages and incurred other costs related to the oil spill. The majority of the first and second emergency payments of $7.3 million and $11.4 million, respectively, received from the GCCF were credited to the 2010 unallocated inventory cost pool to offset the cost to purchase 6,315 tons of fishmeal to satisfy forward sales contracts and to offset the high cost per unit of production Omega Protein incurred during the 2010 fishing season in the Gulf of Mexico as a result of the closure of its fishing grounds.

Subsequent to March 31, 2011, the Company settled and released all claims relating to the oil spill with the GCCF in exchange for $26.2 million, net of fees and expenses. See Note 17 – Subsequent Events for additional information.

NOTE 6.  OTHER ASSETS

Other assets as of March 31, 2011 and December 31, 2010 are summarized as follows:

	March 31, 2011	December 31, 2010
	(in thousands)
Fish nets, net of accumulated amortization of $1,410 and $1,112	$1,033	$1,281
Insurance receivable, net of allowance for doubtful accounts	3,003	1,171
Title XI debt issuance costs	308	316
Other debt issuance costs	209	244
Deposits and other	39	39

Total other assets, net	$4,592	$3,051

Amortization expense for fishing nets amounted to approximately $0.3 million for the three months ended March 31, 2011 and 2010.

As of March 31, 2011 and December 31, 2010, the allowance for doubtful insurance receivable accounts was $0.2 million.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

NOTE 7.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of March 31, 2011 and December 31, 2010 are summarized as follows:

	March 31, 2011	December 31, 2010
	(in thousands)
Land	$7,690	$7,690
Plant assets	129,273	128,904
Fishing vessels	101,180	101,201
Furniture and fixtures	6,373	6,360
Construction in progress	5,875	3,294

Total property and equipment	250,391	247,449
Less: accumulated depreciation	(138,966)	(135,723)

Property, plant and equipment, net	$111,425	$111,726

Depreciation expense for the three months ended March 31, 2011 and 2010 was $3.6 million and $3.1 million, respectively.

The Company capitalizes interest as part of the acquisition cost of a qualifying asset. Interest is capitalized only during the period of time required to complete and prepare the asset for its intended use. For the three month periods ended March 31, 2011 and 2010, the Company capitalized interest of approximately $16,000 and $58,000, respectively.

NOTE 8.  GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes the changes in the carrying amount of goodwill resulting from the Company’s acquisition of Cyvex in December 2010 (in thousands):

January 1, 2011	$6,916
Acquisition – additional costs (1)	50

March 31, 2011	$6,966

(1) On December 16, 2010, the Company acquired Cyvex Nutrition, Inc., and the allocation of the purchase price over the fair value of the tangible and intangible assets acquired resulted in $6.9 million of goodwill. During the three months period ended March 31, 2011, a final post-closing payment was made to account for differences between estimated and actual working capital of Cyvex as of the closing date. The final payment included an adjustment of $50,000 to the base purchase price that was recorded as additional Goodwill.

The Company’s intangible assets acquired in the Cyvex acquisition were as follows (in thousands except for weighted-average life):

	March 31, 2011	December 31, 2010	Weighted Average Life
Carrying value of intangible assets subject to amortization:
Customer relationships, net	$2,993	$3,070	10

Total intangible assets subject to amortization, net	$2,993	$3,070
Indefinite life intangible assets - tradenames:	716	716

Total intangible assets	$3,709	$3,786

Amortization expense of intangible assets for the three months period ended March 31, 2011 was $77,000. Estimated future amortization expense related to intangible assets is as follows (in thousands):

Remainder of 2011	$230
2012	307
2013	307
2014	307
2015	307
Thereafter	1,535

Total estimated future amortization expense	$2,993

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

NOTE 9.  NOTES PAYABLE AND LONG-TERM DEBT

At March 31, 2011 and December 31, 2010, the Company’s long-term debt consisted of the following:

	March 31, 2011	December 31, 2010
	(in thousands)
U.S. government guaranteed obligations (Title XI loans) collateralized by a first lien on certain vessels and certain plant assets:
Amounts due in installments through 2025, interest from 5.7% to 7.6%	$32,422	$33,147
Amounts due in installments through 2014, interest at Eurodollar rates plus 0.5% (0.8% and 0.7% at March 31, 2011 and December 31, 2010, respectively)	144	154

Total debt	32,566	33,301
Less current maturities	(2,996)	(2,994)

Long-term debt	$29,570	$30,307

The Title XI loans are secured by liens on certain of the Company’s fishing vessels and mortgages on the Company’s Reedville, Virginia and Abbeville, Louisiana plants.

As of March 31, 2011 and December 31, 2010, the Company had no amounts outstanding under the $35 million revolving credit facility with Wells Fargo Bank, N.A. and approximately $3.4 million in letters of credit issued primarily in support of worker’s compensation insurance programs. The Company has no off-balance sheet arrangements other than normal operating leases and standby letters of credit. Additionally, as of March 31, 2011, the Company was in compliance with all covenants under its bank loan agreement.

NOTE 10.  CAPITAL LEASE OBLIGATION

On May 29, 2008 and July 10, 2008, the Company entered into capital lease agreements to lease barges for a period of 5 years. Following is a summary of future minimum payments under the capitalized lease agreements (in thousands):

Remainder of 2011	434
2012	609
2013	290

Total minimum lease payments	1,333
Less amount representing interest	(170)

Present value of minimum payments	1,163
Less current portion of capital lease obligation	(467)

Long-term capital lease obligation	$696

As of March 31, 2011 and December 31, 2010, assets recorded under capital lease obligations are included in property, plant and equipment, net as follows (in thousands):

	March 31, 2011	December 31, 2010
Fishing vessels and marine equipment, at cost	$2,076	$2,076
Less accumulated depreciation	(1,160)	(1,056)

Property, plant and equipment, net	$916	$1,020

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

NOTE 11. ACCRUED LIABILITIES

Accrued liabilities as of March 31, 2011 and December 31, 2010 are summarized as follows:

	March 31, 2011	December 31, 2010
	(in thousands)
Insurance	$8,845	$8,246
Trade creditors	4,311	2,730
Salary and benefits	3,876	3,911
Deferred revenue	3,308	3,357
Income tax	1,424	—
Amounts due relating to Cyvex acquisition	—	2,036
Fair market value of interest rate swap, current portion	549	623
Taxes, other than income tax	528	73
Accrued interest	251	262
Other	118	122

Total accrued liabilities	$23,210	$21,360

NOTE 12. COMMITMENTS AND CONTINGENCIES

Legal Contingencies

In March 2010, the Company was named as one of the defendants in a lawsuit filed in the Superior Court of the State of California, County of San Francisco, by Chris Manthey, Benson Chiles and Mateel Environmental Justice Foundation (the “Proposition 65 Matter”). The other defendants in the lawsuit are CVS Pharmacy, Inc., General Nutrition Corporation, New Health Group, Inc., Pharmavite LLC, Rite Aid Corporation, Solgar, Inc., and Twinlab Corporation. The plaintiffs allege that fish oil dietary supplements produced by the defendants do not have adequate warnings regarding possible exposure to polychlorinated biphenyls (PCBs) as required by Proposition 65 under California law, and request that the court grant injunctive relief and award monetary civil penalties. The Company’s total fish oil supplement sales in the State of California since inception have been approximately $6,200. The Company believes that its products comply fully with federal law promulgated by the U.S. Food & Drug Administration, standards of the European Commission and state law, including California, and intends to vigorously defend the lawsuit. The Company does not believe that the resolution of this lawsuit will have a material adverse effect on the Company’s results of operations, cash flows or financial position. As of March 31, 2011, the Company had a $0.4 million accrual related to this matter.

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

In February 2011, the United States Coast Guard conducted an inspection of the vessels at the Company’s Reedville, Virginia facility regarding the Company’s vessel bilge water disposal practices. Based on the results of this inspection and subsequent correspondence and discussions with the Coast Guard, the Company is conducting a full survey of its Reedville, Virginia fishing fleet to determine compliance with applicable laws and regulations. Once finalized, the survey will be submitted to the Coast Guard for review. However, based on the Company’s preliminary findings, the Company expects that at least three of its nine Reedville, Virginia fishing vessels will be temporarily delayed from fishing instead of starting at the early May 2011 commencement of the Atlantic fishing season. Although the Company does not expect such delay to materially impact its Atlantic fishing operations, the Company cannot predict the outcome of the Coast Guard review or the precise period of time that any of its Reedville, Virginia fishing vessels may be delayed from fishing. The Company anticipates spending approximately $2.2 million to make the necessary improvements and repairs to its vessels.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

NOTE 13. RECONCILIATION OF BASIC AND DILUTED PER SHARE DATA (in thousands except per share date)

	Earnings (Numerator)	Shares (Denominator)	Per Share Data
Three Months Ended March 31, 2011
Net earnings	$5,954	—

Basic earnings per common share:
Earnings available to common shareholders	$5,954	18,879	$0.32

Effect of dilutive securities:
Stock options assumed exercised	—	686

Diluted earnings per common share:
Earnings available to common shareholders plus stock options assumed exercised	$5,954	19,565	$0.30

	Earnings (Numerator)	Shares (Denominator)	Per Share Data
Three Months Ended March 31, 2010
Net Earnings	$979	—

Basic earnings per common share:
Earnings available to common shareholders	$979	18,739	$0.05

Effect of dilutive securities:
Stock options assumed exercised	—	34

Diluted earnings per common share:
Earnings available to common shareholders plus stock options assumed exercised	$979	18,773	$0.05

Options to purchase 1,175,000 shares of common stock at exercise prices ranging from $7.07 to $14.69 per share were outstanding during the three months ended March 31, 2011, but were not included in the computation of diluted earnings per share because the adjusted exercise prices of the options based upon the assumed proceeds were greater than the average market price of the shares during that period.

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

NOTE 14. COMPONENTS OF NET PERIODIC BENEFIT COST

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Service cost	$—	$—
Interest cost	319	340
Expected return on plan assets	(315)	(285)
Amortization of prior service cost	—	—
Amortization of net loss	294	287

Net periodic pension cost	$298	$342

For the three months ended March 31, 2011 and 2010, the Company contributed approximately $0.3 million and $0.8 million, respectively, to the Company’s pension plan. The Company expects to make contributions of $1.6 million to the pension plan during the remainder of 2011.

NOTE 15. HURRICANE LOSSES, INSURANCE RECOVERIES AND OTHER PROCEEDS

2008 Hurricane

During the three months ended March 31, 2010, Omega Protein received a grant of $0.1 million from the State of Louisiana Hurricane Gustav and Ike Fisheries Recovery Program. The grant provided assistance for commercial fishing owners impacted by Hurricanes Gustav and Ike in 2008. The grant proceeds were recognized as “Other proceeds/gains resulting from natural disaster, net – 2008 storms” in the Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income. This amount represented 50% of the total grant for which the remaining $0.1 million was recognized during the second quarter of 2010. No similar grants were received during the three months ended March 31, 2011.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

2005 Hurricane Activity

On August 31, 2007, the Company filed a lawsuit in the District Court of Harris, Texas 295th Judicial District, against its prior insurance broker, Aon Risk Services of Texas, who procured the Company’s property insurance policies for the 2005/2006 policy year, which were the subject of prior litigation as a result of claims relating to Hurricanes Rita and Katrina. The Company’s lawsuit against Aon alleges negligent procurement, negligent misrepresentation, breach of contract and violations of Texas insurance and consumer protection laws. Trial for this matter was scheduled for May 2011 but has been continued to a later date to be determined.

NOTE 16. FAIR VALUE DISCLOSURES

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

The carrying amounts of cash and cash equivalents, accounts receivables, accounts payable, and accrued expenses approximate fair value because of the short maturity of these items. For non-financial assets, such as goodwill, carrying values are compared to fair value on an annual basis as required by impairment standards and the carrying value is reduced when determined necessary as a result of impairment testing. At March 31, 2011, the Company had no borrowings under its bank credit facility except for $3.4 million in letters of credit support obligations.

The carrying values and respective fair market values of the Company’s long-term debt are presented below (in thousands). The fair value of the Company’s long-term debt is estimated based on the quoted market prices available to the Company for issuance of similar debt with similar terms at March 31, 2011 and December 31, 2010.

	March 31, 2011	December 31, 2010
Long-term Debt:
Carrying Value	$32,566	$33,301
Estimated Fair Market Value	$33,591	$34,631

The following tables set forth by level within the fair value hierarchy the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2011 and December 31, 2010. As required by FASB ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	March 31, 2011
	Fair Value Measurements Using			Assets (Liabilities) at Fair Value
	Level 1	Level 2	Level 3
Assets (Liabilities) (in thousands)
Energy swap asset	$—	$3,564	$—	$3,564
Interest rate swap liability	—	—	(549)	(549)

Total Assets (Liabilities)	$—	$3,564	$(549)	$3,015

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

	December 31, 2010
	Fair Value Measurements Using			Assets (Liabilities) at Fair Value
	Level 1	Level 2	Level 3
Assets (Liabilities) (in thousands)
Energy swap asset	$—	$766	$—	$766
Interest rate swap liability	$—	$—	$(721)	$(721)

Total Assets (Liabilities)	$—	$766	$(721)	$45

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

The fair value of the diesel, Bunker C, and natural gas energy swaps is derived from the underlying market price of similar instruments at a specific valuation date. The underlying market price for the diesel and natural gas swaps is based upon the NYMEX Futures Curve. The underlying market price for the Bunker C swaps is based upon the Platts Forward Curves HP 0.3% and 1.0% for 2011 and the Platts Forward Curve HP 1.0% for 2012. These methods rely upon quoted prices for similar instruments in active markets. When such inputs have a significant impact on the measurement of fair value, the instrument is categorized in Level 2.

The following table provides a reconciliation of all assets and (liabilities) measured at fair value on a recurring basis which use Level 3 or significant unobservable inputs or significant value drivers for the three months ended March 31, 2011 and 2010 (in thousands). There have been no transfers between the hierarchy levels for the periods presented.

	Fair value Measurements Using Significant Unobservable Inputs (Level 3 Inputs)
	2011	2010
Balance at January 1,	$(721)	$(1,251)
Net loss reclassified into interest expense related to interest rate swap transactions unrealized	(13)	(185)
Net change associated with current period interest rate swap transactions realized	185	259

Balance at March 31,	$(549)	$(1,177)

NOTE 17. SUBSEQUENT EVENTS

Subsequent to March 31, 2011, the Company entered into a final settlement of all of its claims for costs and damages incurred as a result of the oil spill caused by the Deepwater Horizon explosion on April 20, 2010. As a result of the final settlement, on April 18, 2011 the Company received an additional payment of $26.2 million, net of fees and expenses, from the Gulf Coast Claims Facility (“GCCF”). In total, the Company received payments of $44.8 million, net of fees, from the GCCF, including emergency payments of $7.3 million and $11.4 million in September and October of 2010, respectively.

As part of the final settlement agreement, the Company released and waived all current and future claims against BP and all other potentially responsible parties with regard to the oil spill. It is expected that the final settlement of $26.2 million will be fully recognized in the Company’s Statement of Operations as Gulf of Mexico Oil Spill Disaster – final settlement during the three and six month periods ending June 30, 2011.

OMEGA PROTEIN CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Company’s MD&A and Risk Factors contained in the Form 10-K for the fiscal year ended December 31, 2010 (the “2010 Form 10-K”), and in conjunction with the consolidated financial statements included in this report and in the 2010 Form 10-K.

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

OMEGA PROTEIN CORPORATION

will provide access to the top supplement manufacturers who purchase a variety of ingredients, including fish oil. Prior to acquisition, Cyvex’s unaudited revenues for 2010 were approximately $11.3 million.

Company Overview

Menhaden Fishing

2011 Fishing Information.    At March 31, 2011, Omega Protein owned a fleet of 47 fishing vessels and 34 spotter aircraft for use in its fishing operations and also leased additional aircraft where necessary to facilitate operations. During the 2011 fishing season in the Gulf of Mexico, which runs from mid-April through October, Omega Protein plans to operate 29 fishing and carry vessels and 28 spotter aircraft. The fishing area in the Gulf is generally located along the Gulf Coast, with a concentration off the Louisiana and Mississippi coasts. The fishing season along the Atlantic coast begins in early May and usually extends into December. During the 2011 season, Omega Protein plans to operate 10 fishing and carry vessels and 7 spotter aircraft along the Mid-Atlantic coast, concentrated primarily in and around Virginia and North Carolina. The remaining fleet of fishing vessels and spotter aircraft are not routinely operated during the fishing season and are back-up to the active fleet, used for other transportation purposes, inactive or in the process of refurbishment in the Company’s shipyard.

Sales Contracts.    Omega Protein sells a sizeable portion of its products on a two-to-twelve-month forward contract basis with the balance sold on a spot basis through purchase orders. Omega Protein’s sales contracts generally contain force majeure and other production allocation provisions. Due to the 2010 Gulf of Mexico oil spill disaster, Omega Protein purchased additional fish meal from a third party to supplement its production and received reimbursement from BP through the GCCF for additional costs associated with this purchase. Historically, fish meal and fish oil sold on a forward contract basis has fluctuated from year to year based upon perceived market availability and forward price expectations. Prior to the beginning of Omega Protein’s 2011 Gulf of Mexico fishing season on April 18, 2011, Omega Protein had either sold or sold forward on a contract basis approximately 121,300 tons of fish meal and 54,400 tons of fish oil for 2011.

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

Revenues by Product.    The following table sets forth Omega Protein’s revenues by product (in millions) and the approximate percentage of total revenues represented thereby, for the indicated periods:

	Three Months Ended March 31,
	2011		2010
	Revenues	Percent	Revenues	Percent
Fish Meal
Regular Grade	$6.8	11.9%	$5.7	17.7%
Special Select	29.7	52.7	13.8	42.7
Sea-Lac	2.9	5.1	2.4	7.4
Fish Oil
Crude Oil	8.5	15.1	5.3	16.4
Refined Oil	4.6	8.2	3.3	10.2
Other Nutritional Ingredients	2.8	5.0	—	—
Fish Solubles and Other	1.1	2.0	1.8	5.6

Total	$56.4	100.0%	$32.3	100.0%

Customers and Marketing.    Most of Omega Protein’s marine protein products are sold directly to approximately 320 customers by Omega Protein’s agriproducts sales department, while a smaller amount is sold through independent sales agents. Omega Protein’s finished product inventory was $22.0 million as of March 31, 2011 versus $59.6 million as of December 31, 2010.

OMEGA PROTEIN CORPORATION

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

During the off season, Omega Protein fills purchase orders from the inventory it has accumulated during the fishing season or in some cases, by re-selling meal and oil purchased from other suppliers. Generally, prices for Omega Protein’s products tend to be lower during the fishing season when product is more abundant than in the off season. Throughout the entire year, prices are often significantly influenced by supply and demand in world markets for competing products, primarily other global sources of fish meal and oil, and also soybean meal for its fish meal products, and vegetable oils for its fish oil products when used as an alternative.

Purchases and Sales of Third-Party Meal and Oils.    Omega Protein has from time to time purchased fish meal and fish oil from other domestic and international manufacturers. These purchase and resale transactions have supplemented Omega Protein’s base manufacturing and sales business.

Occasionally Omega Protein’s fish catch and resultant product inventories are reduced, primarily due to adverse weather conditions, and Omega Protein further expands its purchase and resale of other fish meals and oils (primarily Panamanian, Peruvian and Mexican fish meal and U.S. menhaden fish meal and oil). Although operating margins from these activities are less than the margins typically generated from Omega Protein’s base domestic production, these operations provide Omega Protein with a source of fish meal and oil to sell into other markets, some of which, Omega Protein has not historically had a presence. Omega Protein did not purchase any fish meal or fish oil during 2008. During 2009, Omega Protein purchased approximately 11,000 tons of menhaden fish meal, or approximately 7.6% of fish meal sales volumes for 2009. During 2010, due to the Gulf of Mexico oil spill disaster, Omega Protein purchased 6,315 tons of fish meal, or 6.2% of its fish meal sales volumes for 2010. During the first quarters of 2011 and 2010, the Company did not purchase any fish meal or fish oil.

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

In February 2007, the Commonwealth of Virginia declined to adopt an ASMFC recommended plan but instead adopted its own restrictions whereby Omega Protein’s Chesapeake Bay menhaden harvest was capped for a five year period at a five-year average

OMEGA PROTEIN CORPORATION

(2001 to 2005) of 109,020 metric tons per year. The Virginia restrictions also allow for a credit whereby any under-harvest in a particular year below the 109,020 metric ton cap would be added to increase the cap for the following year, up to a maximum of 122,740 metric tons per year. The Company supported Virginia’s proposal and voluntarily complied with its limitations in 2006 and subsequently thereafter after the cap was formally in place. The cap had no effect on Omega Protein’s Chesapeake Bay harvests in 2007, 2008, 2009 or 2010 and is not expected to have any material adverse effect on its Chesapeake Bay harvest in 2011. As a result of the underharvest in 2010, the 2011 Chesapeake Bay catch limit will be 122,740 metric tons.

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

In March 2011, the ASMFC initiated a review regulatory process which if enacted would: (1) require annual updates on menhaden recruits, or the numbers of fish in their first year of life, currently reviewed only every three years; (2) begin a process of developing management reference points for identifying the relative status of the stock using broad ecosystem indicators; and (3) establish interim management targets and consider regulatory tools to assist managers in achieving these targets. The interim management reference point target will be based on achieving 15% of the spawning potential the Atlantic menhaden stock would have if such stock were unfished. By comparison, in 2008, the estimate of this so-called “spawning potential ratio” was estimated to be 9%; however, those numbers have not been estimated for 2009 and 2010. The Company expects that such reassessment will not occur until the next stock assessment in 2012. These percentages do not necessarily translate into a corresponding percentage or proportionate reduction in the Company’s Atlantic fish catch due to other factors which have yet to be determined such as the period of time under review, projections of stock size in years since 2008, recruitment, and other factors that have not yet been determined by the ASMFC.

The Company is unable to predict whether any management measures might be necessary for the 2012 fishing season or beyond. The earliest an ASMFC rulemaking process could be initiated is August 2011, so the Company does not expect any new constraints placed upon the fishery in 2011. Potential measures could include quotas, limitations on the number of days fished annually, a shortened season, no action, or other measures.

It is possible that this process could have a material adverse effect on the Company’s business, financial results and results of operations.

The previously disclosed bill introduced in February 2011 in the Maryland House of Delegates (House Bill 1142), which would have prohibited the manufacture, sale or distribution in the State of Maryland of products obtained from reduction of Atlantic menhaden, was never passed out of its legislative environmental committee and the Maryland legislature adjourned in April 2011 for the remainder of the year.

OMEGA PROTEIN CORPORATION

Dietary Supplement Ingredients

On December 16, 2010, the Company acquired Cyvex Nutrition, Inc., a dietary supplement ingredient supplier based in Irvine, California. Cyvex is a premium, science-based nutraceutical supplier to dietary supplement manufacturers that focus on human health and wellness. Prior to acquisition, Cyvex’s revenues for 2010 were approximately $11.3 million.

The FDA defines a dietary supplement to be a product taken by mouth that contains a dietary ingredient intended to supplement the diet. Dietary ingredients may include vitamins, minerals, herbs or other botanicals, amino acids, and substances such as enzymes, organ tissues, glandulars, and metabolites. Dietary supplement ingredients can also be in the form of extracts or concentrates. Dietary supplements may be manufactured and sold in many forms, such as tablets, capsules, softgels, gelcaps, liquids, or powders. Cyvex markets and sells an extensive list of nutraceutical ingredients derived from fruit, vegetable and botanicals. Cyvex’s products include over 20 general ingredients and 18 signature ingredients.

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

More information concerning Cyvex’s products, markets, competition, and regulation may be found in the “Business” section of the Company’s Form 10-K for the fiscal year ended December 31, 2010.

Critical Accounting Policies and Estimates

The methods, estimates and judgments used in applying the Company’s critical accounting policies have a significant impact on the results reported in the Consolidated Financial Statements. The SEC has defined the critical accounting policies as the ones that are most important to the portrayal of the Company’s financial condition and operating results, and requires the Company to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are highly uncertain at the time of estimation. Based on this definition, the Company’s most critical policies include: valuation of inventory (Notes 1 and 5 in the Company’s most recent Form 10-K), valuation of losses related to Jones Act and worker’s compensation insurance claims (Note 1 in the Company’s most recent Form 10-K), valuation of income and deferred taxes (Notes 1 and 12 in the Company’s most recent Form 10-K) and the valuation of pension plan obligations (Notes 1 and 14 in the Company’s most recent Form 10-K).

Specifically in regards to inventory, Omega Protein’s per unit cost of production is estimated prior to the beginning of each fishing season based on total estimated fishing costs (including off-season costs) divided by estimated total units of production. Omega Protein adjusts the cost of sales, unallocated inventory cost pool and inventory balances at the end of the 2nd, 3rd and 4th quarters based on revised estimates of total units of production to total inventoriable costs. For the most part, Omega Protein begins selling its current season’s production during the 3rd quarter and sells that production until the 2nd quarter of the following year. From 2006 to 2009, the average cost per unit of production estimate increased 3% from the 3rd quarter to the 4th quarter of each respective year. During 2010, as a result of the larger than anticipated production in the 4th quarter, cost per unit of production for the 2010 4th quarter decreased 9% as compared to the 2010 3rd quarter.

The Company also has other key accounting policies and accounting estimates relating to the allowance of doubtful accounts (Note 1 in the Company’s most recent Form 10-K), goodwill and other intangible assets (Notes 1 and 8 in the Company’s most recent Form 10-K), valuation of shares-based compensation (Note 14 in the Company’s most recent Form 10-K) and interest rate and energy swap valuations (Notes 1 and 18 in the Company’s most recent Form 10-K). The Company believes that these key accounting policies and accounting estimates either do not generally require us to make estimates and judgments that are as difficult or as subjective as its critical accounting policies, or it is less likely that they would have a material impact on our reported results of operations for a given period.

For all financial statement periods presented, there have been no material modifications to the application of these critical accounting policies.

Results of Operations

The following table sets forth as a percentage of revenues, certain items of the Company’s results of operations for each of the indicated periods.

OMEGA PROTEIN CORPORATION

	Three Months Ended March 31,
	2011	2010
Revenues	100.0%	100.0%
Cost of sales	72.2	81.5

Gross profit	27.8	18.5
Selling, general and administrative expense	8.5	10.1
Research and development expense	0.9	1.3
Other proceeds/gains resulting from natural disaster, net – 2008 storms	—	(0.4)
(Gain) loss on disposal of assets	—	0.5

Operating income	18.4	7.0
Interest income	—	—
Interest expense	(1.1)	(2.0)
Other expense, net	(0.1)	(0.2)

Income before income taxes	17.2	4.8
Provision for income taxes	6.6	1.8

Net income	10.6%	3.0%

Interim Results for the First Quarters ended March 31, 2011 and March 31, 2010

Revenues.    Revenues increased $24.1 million, or 74.8%, from $32.3 million for the three months ended March 31, 2010 to $56.4 million for the three months ended March 31, 2011. The increase in revenues was primarily due to higher sales prices of 2.3% and 40.3% for the Company’s fish meal and fish oil, respectively, and higher sales volumes of 76.4% and 8.1% for the Company’s fish meal and fish oil, respectively. Considering fish meal, fish oil and fish solubles sales activities in total, the Company experienced a $4.2 million increase in revenues due to the increase in sales prices and a $16.9 million increase in revenue caused by increased sales volumes, when comparing the three months ended March 31, 2011 to the three months ended March 31, 2010. The increase in fish meal sales volumes in the first quarter of 2011 is primarily due to the timing of export sales. The increase in fish oil sales prices is due to increased export demand primarily from the aquaculture industry as well as a general increase in global fats and oils commodity pricing. Additionally, Cyvex Nutrition, Inc., acquired by the Company in December 2010, contributed $2.8 million and Omega Shipyard, Inc. added $0.2 million of revenue.

Cost of sales.    Cost of sales, including depreciation and amortization, for the quarter ended March 31, 2011 was $40.7 million, a $14.4 million increase, or 54.8%, as compared to the quarter ended March 31, 2010. Cost of sales as a percentage of revenues was 72.2% for the quarter ended March 31, 2011 as compared to 81.5% for the quarter ended March 31, 2010. The decrease in cost of sales as a percentage of revenue was primarily due to the increase in fish meal and fish oil sales prices realized in the first quarter of 2011 as compared to the first quarter of 2010. Cyvex’s cost of sales for the quarter ended March 31, 2011 were $2.0 million.

Gross profit.    Gross profit increased $9.7 million, or 162.9%, from $6.0 million for the quarter ended March 31, 2010 to $15.7 million for the quarter ended March 31, 2011. Gross profit as a percentage of revenue was 27.8% for the quarter ended March 31, 2011 as compared to 18.5% for the quarter ended March 31, 2010. The increase in gross profit as a percentage of revenue was primarily due to the increase in fish meal and fish oil sales prices experienced in the first quarter of 2011 as compared to the first quarter of 2010, as discussed above. Cyvex’s gross profit as a percentage of revenue was 26.5% for the quarter. Cyvex’s gross profit percentage was negatively impacted by the one time inventory write-up to fair value that was made in conjunction with Cyvex being acquired by the Company in December 2010.

Selling, general and administrative expenses.    Selling, general and administrative expenses increased $1.6 million, or 48.5%, from $3.3 million for the quarter ended March 31, 2010 to $4.9 million for the quarter ended March 31, 2011. The increase in selling, general and administrative expenses is primarily due to the addition of Cyvex’s related expenses of $0.6 million and increased employee compensation related costs including, but not limited to, stock option compensation expense. In addition, the Company accrued a reserve during the quarter ended March 31, 2011 of approximately $0.4 million relating to the Proposition 65 Matter. See Part II Other Information – Item 1 Legal Proceedings.

Research and development expenses.    Research and development expenses were $0.5 million and $0.4 million for the three months ended March 31, 2011 and 2010, respectively.

OMEGA PROTEIN CORPORATION

Other proceeds/gains resulting from natural disaster, net—2008 storms.    For the three months ended March 31, 2010, the Company recognized a gain of $0.1 million related to a grant from the State of Louisiana Hurricane Gustav and Ike Fisheries Recovery Program. This amount represented 50% of the total grant received in 2010. No such grants were received in 2011.

(Gain) loss on disposal of assets.    The Company recorded a gain on disposal of assets of $18,000 for the three months ended March 31, 2011 and a loss on disposal of assets of $116,000 for the three months ended March 31, 2010. The amounts relate to the disposal of certain assets in the normal course of business.

Operating income.    The Company’s operating income increased $8.1 million from $2.3 million for the quarter ended March 31, 2010 to $10.4 million for the quarter ended March 31, 2011. As a percentage of revenues, operating income increased from 7.0% for the quarter ended March 31, 2010 to 18.4% for the quarter ended March 31, 2011.

Interest income.    Interest income increased by $16,000 from $2,000 for the three months ended March 31, 2010 to $18,000 for the three months ended March 31, 2011. The increase was primarily due to the increased cash balance upon which interest is earned during the quarter ended March 31, 2011 as compared to the quarter ended March 31, 2010.

Interest expense.    Interest expense was $0.6 million for the quarters ended March 31, 2011 and 2010. The increase in debt outstanding and decrease in capitalized interest, which is netted against interest expense, during the quarter ended March 31, 2011 as compared to the quarter ended March 31, 2010 was offset by a reduction in interest expense related to interest rate swaps.

Other expense, net.     Other expense, net was $0.1 million for the quarters ended March 31, 2011 and 2010.

Provision for income taxes.    The Company recorded a $3.8 million provision for income taxes for the quarter ended March 31, 2011 representing an effective tax rate of 38.7% for income taxes compared to 36.2% for the quarter ended March 31, 2010. The increase in the effective tax rate is primarily a result of an adjustment to the deferred tax liability to reflect a higher statutory rate of 35% and the impact of certain nondeductible items and the increased level of expected book income. The Company believes that it is more probable than not that the recorded estimated deferred tax asset benefits and state operating loss carry-forwards will be realized except for the amount for which a valuation allowance has been provided. The statutory tax rate of 35% and 34% for U.S. federal taxes was in effect for the three month periods ended March 31, 2011 and 2010, respectively.

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

At March 31, 2011, the Company had an unrestricted cash balance of $44.9 million, an increase of $25.1 million from December 31, 2010. This increase was primarily due to the sale of inventory and proceeds from the exercise of stock options and was partially offset by capital spending, debt payments, final payments related to the acquisition of Cyvex and spending related to the 2011 fishing season. Omega Protein’s annual revenues and its resulting liquidity are highly dependent on annual fish catch, production yields, selling prices for its products and inventories available for sale. Omega Protein’s average selling prices for its products for the quarter ended March 31, 2011 were consistent with its average selling prices for the year ended December 31, 2010. Additionally, Omega Protein experienced a 1.8% higher per unit cost of sales during the quarter ended March 31, 2011 as compared to the year ended December 31, 2010.

OMEGA PROTEIN CORPORATION

The aggregate amount of the Company’s outstanding indebtedness at March 31, 2011 was approximately $32.6 million compared to approximately $33.3 million at December 31, 2010. The Company has a moderately leveraged financial structure which could limit its financial flexibility. In particular, the Company will be required to use a portion of its cash flows to pay principal and interest on its debt, which will reduce the amount of money the Company has for operations, capital expenditures, expansion, acquisitions or general corporate or other business activities. In addition, the covenants contained in the Company’s debt agreements limit its ability to borrow money in the future for acquisitions, capital expenditures or to meet the Company’s operating expenses or other general corporate obligations. See “Risk Factors - The Company has a moderate amount of indebtedness, which may adversely affect its ability to operate its business, remain in compliance with debt covenants and make payments on its debt” in the Company’s 2010 Form 10-K.

The Company has contracted through energy swap derivatives or has stop losses for approximately 80% of its budgeted 2011 energy use.

Source of Capital: Operations

Net cash flow provided by operating activities increased from approximately $7.7 million for the three months ended March 31, 2010 to $27.4 million for the three months ended March 31, 2011. The increase in operating cash flow is primarily attributable to increased sales prices of 14% and increased sales volumes of 45% of the Company’s inventory.

Source of Capital: Debt

Net financing activities provided cash of $3.1 million and used cash of $0.6 million during the three month periods ended March 31, 2011 and 2010, respectively. The three month period ended March 31, 2011 included $3.9 million in proceeds and tax effects received from stock options exercised partially offset by $0.8 million in debt and capital lease principal payments. The three month period ended March 31, 2010 included $0.9 million in debt and capital lease principal payments offset by $0.3 million related to proceeds and tax effects received from stock options exercised.

On December 1, 2005, pursuant to the Title XI program, the United States Department of Commerce Fisheries Finance Program (the “FFP”) approved a second financing application made by the Company in the amount of $16.4 million (the “Second Approval Letter”). In May 2006, the Company submitted a $6.3 million financing request under the Second Approval Letter. The Company closed on the $6.3 million FFP loan in the first quarter of 2007. In September 2009, the Company submitted a $10.0 million financing request under the remaining Second Approval Letter. The Company closed on the $10.0 million financing request on June 1, 2010. As of March 31, 2011, the Company had approximately $32.6 million of borrowings outstanding under Title XI and was in compliance with all of the covenants contained therein.

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

As of March 31, 2011, the Company had no amounts outstanding under the Loan Agreement and approximately $3.4 million in letters of credit issued primarily in support of worker’s compensation insurance programs. The Company has no off-balance sheet arrangements other than normal operating leases and standby letters of credit.

The Loan Agreement bears interest at LIBOR plus an applicable margin and requires the Company to comply with various affirmative and negative covenants affecting its business and operations including the following financial covenants:

—

The Company is required to maintain on a consolidated basis a ratio of Total Liabilities (as defined in the Loan Agreement) excluding the non-current portion of Subordinated Liabilities (as defined in the Loan Agreement) to Tangible Net Worth (as defined in the Loan Agreement) not exceeding 1.00 to 1.00.

—

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

OMEGA PROTEIN CORPORATION

increase in stockholders’ equity resulting from the conversion of debt securities to equity interests after the closing date.

—	The Company is required to maintain on a consolidated basis an Asset Coverage Ratio (as defined in the Loan Agreement) of at least 2.50 to 1.00.

—

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

As of March 31, 2011, the Company was in compliance with all covenants under the Loan Agreement and expects to be in compliance during the next fiscal year. For a more detailed description of the Loan Agreement, see the Company’s report on Form 8-K filed with the SEC on October 23, 2009.

Use of Capital: Operations

Net investing activities used cash of $5.4 million and $3.3 million for the three month periods ended March 31, 2011 and 2010, respectively. The Company’s investing activities consist mainly of acquisition costs and capital expenditures for equipment purchases, replacements, vessel refurbishments, and fish oil refining processes. The Company made capital expenditures of approximately $3.4 million, for the three month periods ended March 31, 2011 and 2010. The Company anticipates making an additional $14.1 million in capital expenditures during the remainder of 2011 primarily for the refurbishment of vessels and plant assets and for the repair of certain equipment. Investing activities for the three month period ended March 31, 2011 also includes $2.1 million of final closing payments related to the Cyvex acquisition which took place in December 2010. Investing activities for the three month period ended March 31, 2010 also includes the receipt of a grant of $0.1 million from the State of Louisiana related to the impacts of Hurricanes Gustav and Ike.

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

Use of Capital: Contractual Obligations

The following tables aggregate information about the Company’s contractual cash obligations and other commercial commitments (in thousands) as of March 31, 2011:

	Payments Due by Period
Contractual Cash Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years
Long-term debt	$32,566	$2,996	$6,095	$5,684	$17,791
Capital lease obligation	1,163	467	696	—	—
Interest on long-term debt and capital lease obligation	12,142	2,129	3,462	2,613	3,938
Operating lease obligations	7,497	2,151	3,979	1,274	93
Pension Funding	11,967	2,129	4,204	3,489	2,145

Total Contractual Cash Obligations	$65,335	$9,872	$18,436	$13,060	$23,967

OMEGA PROTEIN CORPORATION

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk associated with natural gas, diesel and Bunker C fuel prices. To partially mitigate this risk, the Company has forward purchased a portion of its expected natural gas, diesel and Bunker C usage for 2011 and 2012. The Company is currently exposed to market risk associated with increases in natural gas, diesel and Bunker C prices related to the portion not covered by swaps for 2011 and 2012.

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

OMEGA PROTEIN CORPORATION

required to be set forth in the Company’s periodic reports. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.

(b)	Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is defending various claims and litigation arising from operations which arise in the ordinary course of the Company’s business. In the opinion of management, any losses resulting from these matters will not have a material adverse affect on the Company’s results of operations, cash flows or financial position.

On August 31, 2007, the Company filed a lawsuit in the District Court of Harris, Texas 295th Judicial District, against its prior insurance broker, Aon Risk Services of Texas, who procured the Company’s property insurance policies for the 2005/2006 policy year, which were the subject of prior litigation as a result of claims relating to Hurricanes Rita and Katrina. The Company’s lawsuit against Aon alleges negligent procurement, negligent misrepresentation, breach of contract and violations of Texas insurance and consumer protection laws. Trial for this matter was scheduled for May 2011 but has been continued to a later date to be determined.

In March 2010, the Company was named as one of the defendants in a lawsuit filed in the Superior Court of the State of California, County of San Francisco, by Chris Manthey, Benson Chiles and Mateel Environmental Justice Foundation (the “Proposition 65 Matter”). The other defendants in the lawsuit are CVS Pharmacy, Inc., General Nutrition Corporation, New Health Group, Inc., Pharmavite LLC, Rite Aid Corporation, Solgar, Inc., and Twinlab Corporation. The plaintiffs allege that fish oil dietary supplements produced by the defendants do not have adequate warnings regarding possible exposure to polychlorinated biphenyls (PCBs) as required by Proposition 65 under California law, and request that the court grant injunctive relief and award monetary civil penalties. The Company’s total fish oil supplement sales in the State of California since inception have been approximately $6,200. The Company believes that its products comply fully with federal law promulgated by the U.S. Food & Drug Administration, standards of the European Commission and state law, including California, and intends to vigorously defend the lawsuit. The Company does not believe that the resolution of this lawsuit will have a material adverse effect on the Company’s results of operations, cash flows or financial position. As of March 31, 2011, the Company had a $0.4 million accrual related to this matter.

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

In February 2011, the United States Coast Guard conducted an inspection of the vessels at the Company’s Reedville, Virginia facility regarding the Company’s vessel bilge water disposal practices. Based on the results of this inspection and subsequent correspondence and discussions with the Coast Guard, the Company is conducting a full survey of its Reedville, Virginia fishing fleet to determine compliance with applicable laws and regulations. Once finalized, the survey will be submitted to the Coast Guard for review. However, based on the Company’s preliminary findings, the Company expects that at least three of its nine Reedville, Virginia fishing vessels will be temporarily delayed from fishing instead of starting at the early May 2011 commencement of the Atlantic fishing season. Although the Company does not expect such delay to materially impact its Atlantic fishing operations, the Company cannot predict the outcome of the Coast Guard review or the precise period of time that any of its Reedville, Virginia fishing vessels may be delayed from fishing. The Company anticipates spending approximately $2.2 million to make the necessary improvements and repairs to its vessels.

Item 1A.  Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Form 10-K for the fiscal year ended December 31, 2010 except as follows.

In connection with its $44.8 million settlement with BP and the other Deepwater Horizon defendants, Omega Protein has waived any future potential claims against these defendants for any future damages that might manifest themselves from the

OMEGA PROTEIN CORPORATION

Deepwater Horizon oil spill.    These potential claims could include: (1) the effect of the oil spill on the Company’s business operations and fish-catch, both short-term and long-term, (2) the effect of government intervention in connection with the oil spill, including without limitation, any restrictions that may be imposed on fishing, navigation and access to the Company’s facilities or restrictions on the sale of marine proteins produced from the Gulf of Mexico, (3) the effect of the oil spill, short-term and long-term, on the menhaden fishery or ecosystem supporting that fishery, and (4) customer perceptions about marine products from the Gulf of Mexico or the United States due to concerns about contamination or availability. In the event that one of these potential claims manifests itself and has a material adverse effect on the Company's business, financial results and results of operations, the Company would have no further right of recovery.

A finding by the ASMFC that overfishing occurred in the Atlantic menhaden fishery in 2008 may result in additional restrictions on Omega Protein’s menhaden harvest, which could have a material adverse effect on the Company’s business, financial condition or results of operations.    The Atlantic State Marine Fisheries Commission (“ASMFC”) manages the menhaden fishery throughout the stock’s Atlantic coast-wide range. The most recent stock assessment for the Atlantic menhaden was completed in 2010 using data collected through 2008. According to federal and ASMFC technical experts, the assessment found that the Atlantic menhaden stock had undergone slight overfishing in one year, 2008; however, the population is not considered overfished, meaning that the stock abundance remains at or near target levels, above levels of concern, and can produce enough eggs to replace itself. The report indicates that the population was subject to slight overfishing in 2008 by an estimated four-tenths of one percent. More specifically, multiple runs of the stock assessment model revealed that there was a 53% probability that overfishing had occurred and a 47% probability that overfishing had not occurred

In March 2011, the ASMFC initiated a review regulatory process which if enacted would: (1) require annual updates on menhaden recruits, or the numbers of fish in their first year of life, currently reviewed only every three years; (2) begin a process of developing management reference points for identifying the relative status of the stock using broad ecosystem indicators; and (3) establish interim management targets and consider regulatory tools to assist managers in achieving these targets. The interim management reference point target will be based on achieving 15% of the spawning potential the Atlantic menhaden stock would have if such stock were unfished. By comparison, in 2008, the estimate of this so-called “spawning potential ratio” was estimated to be 9%; however, those numbers have not been estimated for 2009 and 2010. The Company expects that such reassessment will not occur until the next stock assessment in 2012. These percentages do not necessarily translate into a corresponding percentage or proportionate reduction in the Company’s Atlantic fish catch due to other factors which have yet to be determined such as the period of time under review, projections of stock size in years since 2008, prevailing environmental conditions, recruitment success and other factors that have not yet been determined by the ASMFC.

The Company is unable to predict whether any management measures might be necessary for the 2012 fishing season or beyond. The earliest an ASMFC rulemaking process could be initiated is August 2011, so the Company does not expect any new constraints placed upon the fishery in 2011. Potential measures could include quotas, limitations on the number of days fished annually, a shortened season, no action, or other measures.

It is possible that this process could have a material adverse effect on the Company’s business, financial results and results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Removed and Reserved

Item 5.  Other Information

In April 2011, the Company renewed its union agreement for a three year term with an affiliate of the United Food and Commercial Workers Union. The union agreement covers approximately 150 employees at the Company’s Reedville Virginia plant.

Item 6.  Exhibits

OMEGA PROTEIN CORPORATION

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

OMEGA PROTEIN CORPORATION
(Registrant)

May 5, 2011	By:	/s/ Bret D. Scholtes
(Executive Vice President, Chief Financial Officer)