Form 10-Q
period 2011-06-30
OMEGA PROTEIN CORP
filed 2011-08-03
CIK 1053650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Y]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Yes       No X.

Number of shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, on August 1, 2011: 19,375,351.

OMEGA PROTEIN CORPORATION

OMEGA PROTEIN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

(Dollars in thousands)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements and Notes

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$47,330	$19,784
Receivables, net	23,070	11,492
Inventories	81,770	74,692
Deferred tax asset, net	—	1,673
Prepaid expenses and other current assets	6,322	3,641

Total current assets	158,492	111,282
Other assets, net	8,272	3,051
Energy swap asset, net of current portion	221	23
Property, plant and equipment, net	111,204	111,726
Goodwill and other intangible assets, net	10,598	10,702

Total assets	$288,787	$236,784

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$2,997	$2,994
Current portion of capital lease obligation	476	439
Accounts payable	2,374	2,776
Accrued liabilities	33,290	21,360
Deferred tax liabilities, net	2,390	—

Total current liabilities	41,527	27,569
Long-term debt, net of current maturities	28,823	30,307
Capital lease obligation, net of current portion	542	820
Interest rate swap liability, net of current portion	—	98
Deferred tax liability, net	16,510	12,209
Pension liabilities, net	7,512	8,254

Total liabilities	94,914	79,257

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 authorized shares; none issued	—	—
Common Stock, $0.01 par value; 80,000,000 authorized shares; 19,359,653 and 18,827,278 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	194	188
Capital in excess of par value	123,193	116,950
Retained earnings	76,931	48,072
Accumulated other comprehensive loss	(6,445)	(7,683)

Total stockholders’ equity	193,873	157,527

Total liabilities and stockholders’ equity	$288,787	$236,784

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OMEGA PROTEIN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues	$44,230	$36,285	$100,632	$68,557
Cost of sales	29,487	27,417	70,196	53,719

Gross profit	14,743	8,868	30,436	14,838

Selling, general, and administrative expense	4,767	3,955	9,618	7,222
Research and development expense	499	499	984	934
(Proceeds/gains) losses resulting from Gulf of Mexico oil spill disaster	(26,177)	587	(26,177)	587
Other proceeds/gains resulting from natural disaster, net – 2008 storms	—	(117)	—	(234)
Other proceeds/gains resulting from natural disaster, net – 2005 storms	(787)	—	(787)	—
Loss on disposal of assets	468	152	450	268

Operating income	35,973	3,792	46,348	6,061
Interest income	10	4	28	6
Interest expense	(528)	(612)	(1,142)	(1,258)
Other expense, net	(54)	(89)	(114)	(178)

Income before income taxes	35,401	3,095	45,120	4,631

Provision for income taxes	12,496	1,112	16,261	1,669

Net income	22,905	1,983	28,859	2,962

Other comprehensive income (loss):

Energy swap adjustment, net of tax (benefit) expense of ($482), ($165), $469 and ($333), respectively	(998)	(319)	849	(646)
Pension benefits adjustment, net of tax (benefit) expense of ($82), $98, $18 and $195, respectively	195	190	389	379

Comprehensive income	$22,102	$1,854	$30,097	$2,695

Basic earnings per share	$1.18	$0.11	$1.51	$0.16

Weighted average common shares outstanding	19,343	18,818	19,112	18,779

Diluted earnings per share	$1.14	$0.11	$1.45	$0.16

Weighted average common shares and potential common share equivalents outstanding	20,141	18,877	19,866	18,816

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OMEGA PROTEIN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in thousands)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$28,859	$2,962
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,007	7,178
(Proceeds/gains) losses resulting from Gulf of Mexico oil spill disaster	—	587
Other proceeds/gains resulting from natural disaster, net – 2008 storms	—	(234)
Other proceeds/gains resulting from natural disaster, net – 2005 storms	(787)	—
Loss on disposal of assets	450	268
Provisions for losses on receivables	24	25
Share based compensation	1,483	765
Deferred income taxes	7,895	1,603
Changes in assets and liabilities:
Receivables	(9,065)	(687)
Inventories	(7,078)	(8,755)
Prepaid expenses and other current assets	(1,561)	(1,633)
Other assets	(5,954)	(1,016)
Accounts payable	(402)	865
Accrued liabilities	13,918	3,758
Pension liability, net	(353)	(638)

Net cash provided by operating activities	35,436	5,048

Cash flows from investing activities:
Proceeds from insurance companies and grants, hurricanes	—	117
Proceeds from disposition of assets	298	34
Acquisition of Cyvex, net of cash acquired	(2,086)	—
Capital expenditures	(9,146)	(7,570)

Net cash provided by (used in) investing activities	(10,934)	(7,419)

Cash flows from financing activities:
Principal payments of long-term debt	(1,481)	(1,455)
Principal payments of capital lease obligation	(241)	(171)
Proceeds from long term debt	—	10,000
Proceeds from stock options exercised	2,858	307
Excess tax benefit of stock options exercised	1,908	59

Net cash provided by financing activities	3,044	8,740

Net increase in cash and cash equivalents	27,546	6,369
Cash and cash equivalents at beginning of year	19,784	2,177

Cash and cash equivalents at end of period	$47,330	$8,546

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.     SIGNIFICANT ACCOUNTING POLICIES

            SUMMARY OF OPERATIONS AND BASIS OF PRESENTATION

Business Description

Omega Protein Corporation (the “Company”) operates through three primary subsidiaries: Omega Protein, Inc., Omega Shipyard, Inc. and Cyvex Nutrition, Inc. Omega Protein, Inc. (“Omega Protein”), which is the Company’s principal operating subsidiary, operates in the menhaden processing business and is the successor to a business conducted since 1913. Omega Shipyard, Inc. (“Omega Shipyard”) owns and operates a drydock facility in Moss Point, Mississippi. Cyvex Nutrition, Inc. (“Cyvex”), founded in 1984 and acquired by the Company on December 16, 2010, is located in Irvine, California and participates in the nutraceutical industry as an ingredient provider. The Company also has a number of other immaterial direct and indirect subsidiaries.

Omega Protein is a nutritional ingredient company that is also the nation’s largest producer of omega-3 fish oil and specialty fish meal products. Omega Protein produces and markets a variety of products produced from menhaden (a herring-like species of fish found in commercial quantities in the U.S. coastal waters of the Atlantic Ocean and Gulf of Mexico), including regular grade and value-added specialty fish meals, crude and refined fish oils and fish solubles. Omega Protein’s fish meal products are primarily used as a protein ingredient in animal feed for swine, cattle, aquaculture and household pets. Fish oil is utilized for animal and aquaculture feeds, industrial applications, as well as for additives to human food products and dietary supplements. Omega Protein’s fish solubles are sold primarily to livestock feed manufacturers, aquaculture feed manufacturers and for use as an organic fertilizer.

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

In the opinion of management the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the Company’s consolidated financial position as of June 30, 2011, and the results of its operations for the three and six month periods ended June 30, 2011 and 2010 and its cash flows for the six month periods ended June 30, 2011 and 2010. Operating results are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Gulf of Mexico Oil Spill Disaster

In 2010, the Company accounted for $18.7 million in payments received during September and October related to damages incurred from the Gulf of Mexico oil spill disaster in its inventory and cost of sales. The payments partially reduced cost of sales by 10.2% and 11.7%, or $3.0 and $8.2 million, for the three and six months ended June 30, 2011, respectively. With the recognition of these amounts, the Company has completed recognizing the $18.7 million in payments applied to its inventory cost pool as a result of the 2010 Gulf of Mexico oil spill disaster.

In April 2011, the Company agreed to a final settlement of all of its claims for costs and damages incurred as a result of the oil spill caused by the Deepwater Horizon explosion on April 20, 2010. As a result of the settlement, on April 18, 2011 the Company received a final payment of $26.2 million, net of fees and expenses, from the Gulf Coast Claims Facility (“GCCF”). The amount was recognized as “(Proceeds/gains) losses resulting from Gulf of Mexico oil spill disaster” in the Company’s Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income for the three and six months ended June 30, 2011.

In total, the Company received payments of $44.8 million, net of fees and expenses, from the GCCF, including emergency payments of $7.3 million and $11.4 million in September and October of 2010, respectively. As a part of the final settlement, the Company released and waived all current and future claims against BP and all other potentially responsible parties with regard to the oil spill.

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

Interest rate swap balances at June, 30, 2011:

	00000000	00000000	00000000	00000000
Date of Contract	Original Notional Amount	Notional Amounts as of June 30, 2011	Contracted Interest Rate	Total Liability as of June 30, 2011
April 4, 2007	$19,950,000	$8,478,800	5.16%	$271,100
February 7, 2008	10,237,500	4,462,500	3.36%	89,500
March 19, 2008	4,436,250	1,933,800	2.96%	33,700

		$14,875,100		$394,300

Interest rate swap balances at December 31, 2010:

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Date of Contract	Original Notional Amount	Notional Amounts as of December 31, 2010	Contracted Interest Rate	Total Liability as of December 31, 2010
April 4, 2007	$19,950,000	$10,474,000	5.16%	$498,300
February 7, 2008	10,237,500	5,512,000	3.36%	161,800
March 19, 2008	4,436,250	2,389,000	2.96%	60,400

		$18,375,000		$720,500

On September 24, 2009, the Company paid $16.6 million of the borrowings outstanding under the term loan under its prior senior credit facility using the Company’s existing cash balances. Additionally, on October 21, 2009, the Company entered into a Loan Agreement with Wells Fargo Bank N.A. which replaced its prior senior credit facility. The details are described more fully in Note 9 to the consolidated financial statements of the Company’s Form 10-K for the fiscal year ended December 31, 2010. As a consequence of the debt prepayment and refinancing, the Company determined that the forecasted interest payments associated with the interest rate swaps would not occur. As a result, hedge accounting relating to the interest rate swaps was discontinued and all amounts previously recognized in accumulated other comprehensive loss were reclassified to earnings during 2009. The total interest expense associated with the interest rate swap transactions for the three and six months ended June 30, 2011 and 2010 was $14,700, $89,500, $28,100 and $274,400, respectively. The interest rate swap agreements remained outstanding as of June 30, 2011.

As of June 30, 2011 and December 31, 2010, the Company has recorded a long-term liability of $0 and $98,000, respectively, net of the current portion, in accrued liabilities of $394,300 and $622,500, respectively, to recognize the fair value of interest rate derivatives.

Energy Swap Agreements

The Company does not enter into financial instruments for trading or speculative purposes. During 2011, 2010 and 2009, Omega Protein entered into energy swap agreements to manage its cash flow exposure related to the volatility of natural gas, diesel and Bunker C energy prices for its fishmeal and fish oil production operations. The swaps effectively fix pricing for the quantities listed below during the consumption periods.

Energy swap balances at June 30, 2011:

Energy Swap	Consumption Period	Quantity	Price Per Unit	Energy Swap Asset (Liability) as of June 30, 2011	Deferred Tax Asset (Liability) as of June 30, 2011
Diesel - NYMEX Heating Oil Swaps	July – Nov, 2011	1,905,000 Gallons	$2.43	$1,023,400	$(358,200)
Natural Gas - NYMEX Natural Gas Swaps	July – Oct, 2011	356,000 MMBTUs	$4.94	(198,100)	69,300
Bunker C – No.6 0.3% NY-Platts Swaps and No.6 1.0% NY-Platts Swaps	July - Nov, 2011	1,667,400 Gallons	$2.00	949,300	(332,200)
Diesel - NYMEX Heating Oil Swaps	May - Nov, 2012	1,810,000 Gallons	$2.87	236,700	(82,900)
Natural Gas – NYMEX Natural Gas Swaps	April - Oct, 2012	308,000 MMBTUs	$4.90	(39,200)	13,700
Bunker C – No.6 1.0% NY-Platts Swaps	Jun – Nov, 2012	1,045,800 Gallons	$2.31	107,500	(37,600)
Natural Gas - NYMEX Natural Gas Swaps	April – Oct, 2013	104,000 MMBTUs	$5.00	4,000	(1,400)

				$2,083,600	$(729,300)

Energy swap balances at December 31, 2010:

Energy Swap	Consumption Period	Quantity	Price Per Unit	Energy Swap Asset (Liability) as of December 31, 2010	Deferred Tax Asset (Liability) as of December 31, 2010
Diesel - NYMEX Heating Oil Swap	May – Nov, 2011	1,714,000 Gallons	$2.12	$776,200	$(263,900)

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Natural Gas - NYMEX Natural Gas Swap	April – Oct, 2011	336,000 MMBTUs	$5.24	(239,800)	81,500
Bunker C – No.6 0.3% NY-Platts Swap	May - Nov, 2011	672,000 Gallons	$1.77	206,500	(70,200)
Diesel - NYMEX Heating Oil Swap	May – Nov, 2012	648,000 Gallons	$2.50	57,400	(19,500)
Natural Gas - NYMEX Natural Gas Swap	April – Oct, 2012	101,000 MMBTUs	$5.30	(36,000)	12,200
Bunker C – No.6 1.0% NY-Platts Swap	Jun - Nov, 2012	378,000 Gallons	$2.00	1,300	(400)

				$765,600	$(260,300)

As of June 30, 2011 and December 31, 2010, Omega Protein has recorded a long-term asset of $220,700 and $22,600, respectively, net of the current portion included in prepaid expenses and other current assets of $1,862,900 and $743,000, respectively, to recognize the fair value of energy swap derivatives, and has also recorded a deferred tax liability of $729,300 and $260,300, respectively, associated therewith. The effective portion of the change in fair value from inception to June 30, 2011 is recorded in “accumulated other comprehensive income loss” in the Company’s consolidated financial statements. The following table illustrates the changes recorded, net of tax, in accumulated other comprehensive loss resulting from the energy swap agreements (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Beginning balance	$2,352	$442	$505	$769
Net (gain) loss, net of tax, reclassified to unallocated inventory cost pool	(498)	157	(498)	157
Net change associated with current period swap transactions, net of tax	(500)	(476)	1,347	(803)

Ending balance	$1,354	$123	$1,354	$123

The $1.4 million reported in accumulated other comprehensive loss as of June 30, 2011 will be reclassified to the unallocated inventory cost pool in the period when the energy consumption takes place. The amount to be reclassified, net of taxes, during the next 12 months is expected to be approximately $1.2 million.

If, at any time, the swaps are determined to be ineffective, in whole or in part, due to changes in the Company’s energy usage or underlying hedge agreements or assumptions, the fair value of the portion of the energy swaps determined to be ineffective will be recognized as a gain or loss in cost of sales for the applicable period. See Note 17 – Fair Value Disclosures for additional information.

Accumulated Comprehensive Loss

The components of accumulated other comprehensive loss included in stockholders’ equity are as follows:

	June 30, 2011	December 31, 2010
	(in thousands)
Fair Value of Energy Swaps, net of tax provision of $729 as of June 30, 2011 and $260 as of December 31, 2010	$1,354	$505
Pension Benefits Adjustments, net of tax benefit of $4,200 as of June 30, 2011 and $4,218 as of December 31, 2010	(7,799)	(8,188)

Accumulated Other Comprehensive Loss	$(6,445)	$(7,683)

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

The Company amortizes other intangible assets with determinable lives over their estimated useful lives. The Company records an impairment charge on these assets when it determines that their carrying value may not be recoverable. The carrying value is not recoverable if it exceeds the undiscounted future cash flows resulting from the use of the asset and its eventual disposition. When there is existence of one or more indicators of impairment, the Company measures any impairment of intangible assets based on a projected discounted cash flow method using a discount rate determined by the Company’s management to be commensurate with the risk inherent in its business model. The Company’s estimates of future cash flows attributable to its other intangible assets require significant judgment based on the Company’s historical and anticipated results and are subject to many factors. See Note 9 - Goodwill and Other Intangible Assets, for more information about goodwill and other intangible assets.

Recently Issued Accounting Standards

On June 16, 2011, the FASB issued ASU No. 2011-5, Presentation of Comprehensive Income. The standard eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. An entity may present items of net income and other comprehensive income in one continuous statement, or in two separate, but consecutive statements. The change is intended to enhance comparability between entities that report under U.S. GAAP and those that report under International Financial Reporting Standards (IFRS), and to provide a more consistent method of presenting non-owner transactions that affect an entity’s equity. The guidance is effective as of the beginning of a fiscal year that begins after December 15, 2011, which corresponds to the Company’s first fiscal quarter beginning January 1, 2012. The Company currently reports other comprehensive income with net income in one statement and is in compliance with the standard.

In May 2011, the FASB issued ASU No. 2011-04 regarding fair value measurements and disclosures. This new guidance clarifies the application of existing fair value measurement guidance and revises certain measurement and disclosure requirements to achieve convergence with IFRS. This guidance is effective for the first interim or annual period beginning after December 15, 2011, which corresponds to the Company’s first fiscal quarter beginning January 1, 2012. The Company is evaluating the impact, if any, the adoption will have on its consolidated financial statements.

Stock-Based Compensation

The Company has a stock-based compensation plan, which is described in more detail in Note 14 to the consolidated financial statements of the Company’s Form 10-K for the fiscal year ended December 31, 2010. Net income for the three and six months ended June 30, 2011 and 2010 includes $0.8 million, $0.4 million, $1.5 million, and $0.8 million ($0.5 million, $0.3 million, $1.0 million and $0.5 million after-tax), respectively, of stock-based compensation costs which are primarily included in selling, general and administrative expenses in the condensed consolidated statement of operations and comprehensive income. As of June 30, 2011, there was $5.5 million ($3.6 million after-tax) of total unrecognized compensation costs related to non-vested stock-based compensation that is expected to be recognized over a weighted-average period of 2.0 years, of which $1.7 million ($1.1 million after-tax) of total stock-based compensation is expected to be recognized during the remainder of fiscal year 2011.

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

During 2010, Omega Protein filed a claim for damages with BP and also met with BP’s third party claims adjuster. On August 23, 2010, the claims process for BP was moved to the GCCF, a claims facility tasked with claims administration and payment distribution for those businesses and individuals that suffered damages and incurred other costs related to the oil spill.

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

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

plant closures, 2) to offset costs Omega Protein incurred to purchase 6,315 tons of fish meal which partially offset lost production, and 3) to offset the high costs per unit of production Omega Protein incurred during the 2010 fishing season in the Gulf of Mexico as a result of the closure of its fishing grounds.

The majority of the first and second emergency payments were credited to the 2010 unallocated inventory cost pool (including off-season costs). Because both of these payments were included in the cost per unit of production calculation for the 2010 fishing season, cost of sales was partially reduced by 10.2% and 11.7%, or $3.0 million and $8.2 million, for the three and six months ended June 30, 2011, respectively. With the recognition of these amounts, the Company has completed recognizing the $18.7 million in payments applied to its inventory cost pool as a result of the 2010 Gulf of Mexico oil spill disaster.

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

In April 2011, the Company agreed to a final settlement of all of its claims for costs and damages incurred as a result of the oil spill caused by the Deepwater Horizon explosion. As a result of the settlement, on April 18, 2011 the Company received a final payment of $26.2 million, net of fees and expenses, from the GCCF. The amount was recognized as “(Proceeds/gains) losses resulting from Gulf of Mexico oil spill disaster” in the Company’s Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income for the three and six months ended June 30, 2011.

In total, the Company received payments of $44.8 million, net of fees and expenses, from the GCCF, including emergency payments of $7.3 million and $11.4 million in September and October of 2010, respectively. As a part of the final settlement, the Company released and waived all current and future claims against BP and all other potentially responsible parties with regard to the oil spill.

NOTE 3.   ACQUISITION OF CYVEX NUTRITION, INC.

A. Description of the Transaction

On December 16, 2010, the Company acquired 100% of the outstanding common stock of Cyvex Nutrition, Inc. (“Cyvex”), a California corporation, in a cash transaction pursuant to the terms of a Stock Purchase Agreement with the founder and sole shareholder of Cyvex. Cyvex now is a wholly owned subsidiary of the Company. Cyvex is a premium, science-based nutraceutical supplier to dietary supplement manufacturers that focus on human health and wellness.

As total consideration for the acquisition of Cyvex, the Company paid cash of $13.1 million, utilizing cash on hand, with no contingent consideration. This amount includes final post-closing cash payments of $2.1 million made to Cyvex’s former owner during the first quarter of 2011. The $2.1 million was included in accrued liabilities at December 31, 2010. See Note 9 – Goodwill and other intangible assets.

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

	Revenue	Net income
	(in thousands)
2010 supplemental pro forma from April 1, 2010 – June 30, 2010	$39,606	$2,309
2010 supplemental pro forma from January 1, 2010 – June 30, 2010	$74,799	$3,644

NOTE 4. RECEIVABLES, NET

Receivables as of June 30, 2011 and December 31, 2010 are summarized as follows:

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

	June 30, 2011	December 31, 2010
	(in thousands)
Trade	$15,147	$10,739
Insurance	6,348	18
2005 legal settlement	787	—
State income tax	560	785
Energy swap settlements	397	—
Other	59	154

Total receivables	23,298	11,696
Less: allowance for doubtful accounts	(228)	(204)

Receivables, net	$23,070	$11,492

As of June 30, 2011, the current insurance receivable includes approximately $5.7 million related to the salvage costs incurred by the Company and the net insured value of the Sandy Point as a result of its sinking in May 2011.

NOTE 5.   INVENTORY

The major classes of inventory as of June 30, 2011 and December 31, 2010 are summarized as follows:

	June 30, 2011	December 31, 2010
	(in thousands)
Fish meal	$27,172	$43,945
Fish oil	11,429	13,159
Fish solubles	1,737	947
Nutraceutical products	1,541	1,535
Unallocated inventory cost pool (including off-season costs)	29,975	7,368
Other materials and supplies	9,916	7,738

Total inventory	$81,770	$74,692

Inventory at June 30, 2011 and December 31, 2010 is stated at the lower of cost or market. The elements of the June 30, 2011 unallocated inventory cost pool include Omega Protein’s plant and vessel related labor, utilities, rent, repairs and depreciation, to be allocated to inventories produced through the 2011 fishing season.

As a result of the oil spill caused by the Deepwater Horizon oil rig explosion in the Gulf of Mexico in April 2010 and the subsequent temporary and intermittent closures of certain commercial and recreational fishing grounds by the Louisiana Department of Fisheries and Wildlife, the Mississippi Department of Marine Resources and the National Oceanic and Atmospheric Administration (“NOAA”), Omega Protein’s fish processing was temporarily interrupted at its three Gulf Coast facilities. As a result of this interruption, intermittent fishing grounds and facilities closures and the oil spill’s estimated impact on Omega Protein’s 2010 Gulf of Mexico fishing season, Omega Protein filed a claim for damages with BP and, subsequently, with the GCCF, a claims facility tasked with claims administration and payment distribution for those businesses and individuals that suffered damages and incurred other costs related to the oil spill. The majority of the first and second emergency payments of $7.3 million and $11.4 million, respectively, received from the GCCF were credited to the 2010 unallocated inventory cost pool to offset the cost to purchase 6,315 tons of fishmeal to satisfy forward sales contracts and to offset the high cost per unit of production Omega Protein incurred during the 2010 fishing season in the Gulf of Mexico as a result of the closure of its fishing grounds. With the recognition of these amounts, the Company has completed recognizing the $18.7 million in payments applied to its inventory cost pool as a result of the 2010 Gulf of Mexico oil spill disaster.

NOTE 6.   PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of June 30, 2011 and December 31, 2010 are summarized below:

	June 30, 2011	December 31, 2010
	(in thousands)
Prepaid insurance	$3,312	$1,535

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Energy swap asset	1,863	743
Selling expenses	765	771
Guarantee fees	14	24
Leases	133	94
Other prepaids and expenses	235	474

Total other assets, net	$6,322	$3,641

Amounts included in prepaid expenses and other current assets consist primarily of prepaid operating expenses including insurance, rents, and selling expenses. Energy swap assets are valued at each reporting date at their fair market value (see Note 17 – Fair Value Disclosures for additional information). Prepaid selling expenses are expensed in those periods in which the related revenue is recognized.

NOTE 7.   OTHER ASSETS

Other assets as of June 30, 2011 and December 31, 2010 are summarized as follows:

	June 30, 2011	December 31, 2010
	(in thousands)
Fish nets, net of accumulated amortization of $1,709 and $1,112	$1,896	$1,281
Insurance receivable, net of allowance for doubtful accounts	5,810	1,171
Title XI debt issuance costs	349	316
Other debt issuance costs	174	244
Deposits and other	43	39

Total other assets, net	$8,272	$3,051

As of June 30, 2011 and December 31, 2010, the long-term insurance receivable of $5.8 million and $1.2 million, respectively, primarily relates to Jones Act claims for employees aboard its vessels. This estimated amount is recorded gross of estimated claims which may be due to claimants and is included in accrued insurance liabilities.

Amortization expense for fishing nets amounted to approximately $0.3 million, $0.3 million, $0.6 million and $0.6 million for the three and six months ended June 30, 2011 and 2010.

As of June 30, 2011 and December 31, 2010, the allowance for doubtful insurance receivable accounts was $0.2 million.

NOTE 8.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of June 30, 2011 and December 31, 2010 are summarized as follows:

	June 30, 2011	December 31, 2010
	(in thousands)
Land	$7,690	$7,690
Plant assets	128,710	128,904
Fishing vessels	99,003	101,201
Furniture and fixtures	6,495	6,360
Construction in progress	8,136	3,294

Total property and equipment	250,034	247,449
Less: accumulated depreciation	(138,830)	(135,723)

Property, plant and equipment, net	$111,204	$111,726

Depreciation expense for the three and six months ended June 30, 2011 and 2010 was $3.6 million, $3.4 million, $7.2 million and $6.5 million, respectively.

The Company capitalizes interest as part of the acquisition cost of a qualifying asset. Interest is capitalized only during the period of time required to complete and prepare the asset for its intended use. For the three and six month periods ended June 30, 2011 and 2010, the Company capitalized interest of approximately $35,900, $26,300, $51,900 and $84,100, respectively.

NOTE 9.   GOODWILL AND OTHER INTANGIBLE ASSETS

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The following table summarizes the changes in the carrying amount of goodwill resulting from the Company’s acquisition of Cyvex in December 2010 (in thousands):

January 1, 2011	$6,916
Acquisition – additional costs (1)	50

June 30, 2011	$6,966

(1) On December 16, 2010, the Company acquired Cyvex Nutrition, Inc., and the allocation of the purchase price over the fair value of the tangible and intangible assets acquired resulted in $6.9 million of goodwill. During the six month period ended June 30, 2011, a final post-closing payment was made to account for differences between estimated and actual working capital of Cyvex as of the closing date. The final payment included an adjustment of $50,000 to the base purchase price that was recorded as additional goodwill.

The intangible assets, other than goodwill as described above, acquired in the Cyvex acquisition were as follows (in thousands, except for weighted-average life):

	June 30, 2011	December 31, 2010	Weighted Average Life
Carrying value of intangible assets subject to amortization:
Customer relationships, net	$2,916	$3,070	10

Total intangible assets subject to amortization, net	$2,916	$3,070
Indefinite life intangible assets - tradenames:	716	716

Total intangible assets	$3,632	$3,786

Amortization expense of intangible assets for the three and six month periods ended June 30, 2011 was $77,000 and $154,000, respectively. Estimated future amortization expense related to intangible assets is as follows (in thousands):

Remainder of 2011	$153
2012	307
2013	307
2014	307
2015	307
Thereafter	1,535

Total estimated future amortization expense	$2,916

NOTE 10.   NOTES PAYABLE AND LONG-TERM DEBT

At June 30, 2011 and December 31, 2010, the Company’s long-term debt consisted of the following:

	June 30, 2011	December 31, 2010
	(in thousands)
U.S. government guaranteed obligations (Title XI loans) collateralized by a first lien on certain vessels and certain plant assets:
Amounts due in installments through 2025, interest from 5.7% to 7.6%	$31,686	$33,147

Amounts due in installments through 2014, interest at Eurodollar rates plus 0.5% (0.8% and 0.7% at June 30, 2011 and December 31, 2010, respectively)	134	154

Total debt	31,820	33,301
Less current maturities	(2,997)	(2,994)

Long-term debt	$28,823	$30,307

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The Title XI loans are secured by liens on certain of the Company’s fishing vessels and mortgages on the Company’s Reedville, Virginia and Abbeville, Louisiana plants.

On June 20, 2011, pursuant to the Title XI program, the United States Department of Commerce Fisheries Finance Program (the “FFP”) approved a third financing application made by the Company in the amount of $10.0 million (the “Third Approval Letter”). To date, the Company has not submitted any financing requests under the Third Approval Letter.

As of June 30, 2011 and December 31, 2010, the Company had no amounts outstanding under the $35 million revolving credit facility with Wells Fargo Bank, N.A. and approximately $3.4 million in letters of credit issued primarily in support of worker’s compensation insurance programs. The Company has no off-balance sheet arrangements other than normal operating leases and standby letters of credit. Additionally, as of June 30, 2011, the Company was in compliance with all covenants under its bank loan agreement.

NOTE 11.   CAPITAL LEASE OBLIGATION

On May 29, 2008 and July 10, 2008, the Company entered into capital lease agreements to lease barges for a period of 5 years. Following is a summary of future minimum payments under the capitalized lease agreements (in thousands):

Remainder of 2011	284
2012	580
2013	277

Total minimum lease payments	1,141
Less amount representing interest	(123)

Present value of minimum payments	1,018
Less current portion of capital lease obligation	(476)

Long-term capital lease obligation	$542

As of June 30, 2011 and December 31, 2010, assets recorded under capital lease obligations are included in property, plant and equipment, net as follows (in thousands):

	June 30, 2011	December 31, 2010
Fishing vessels and marine equipment, at cost	$2,076	$2,076
Less accumulated depreciation	(1,263)	(1,056)

Property, plant and equipment, net	$813	$1,020

NOTE 12.   ACCRUED LIABILITIES

Accrued liabilities as of June 30, 2011 and December 31, 2010 are summarized as follows:

	June 30, 2011	December 31, 2010
	(in thousands)
Insurance	$10,820	$8,246
Salary and benefits	9,347	3,911
Trade creditors	7,150	2,730
Federal income tax	3,493	—
Taxes, other than federal income tax	1,022	73
Deferred revenue	806	3,357
Amounts due relating to Cyvex acquisition	—	2,036
Fair market value of interest rate swap, current portion	394	623
Accrued interest	257	262
Other	1	122

Total accrued liabilities	$33,290	$21,360

NOTE 13.   COMMITMENTS AND CONTINGENCIES

Legal Contingencies

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

On May 18, 2011, the Company’s fishing vessel, F/V Sandy Point, was involved in a collision with a commercial cargo vessel, Eurus London. As a result of the collision, the Company’s vessel sank and three Company crew members died. The Company has filed a limitation action under maritime law to limit its potential liability for the incident to $50,000, the value of the sunken vessel, in the U.S. District Court for the Southern District of Mississippi. A representative of one of the deceased crewmembers has filed a lawsuit against the Company alleging damages under various theories of liability. Any claims arising from the incident will be covered by the Company’s insurance program, subject to customary deductibles which are not expected to have a material adverse effect on the Company’s business, financial results or results of operations.

In conjunction with the sinking of the vessel, the Company recorded an insurance receivable of approximately $4.0 million related primarily to costs expended salvaging the sunken vessel from the Mississippi ship channel and a receivable of $1.8 million related to the net insurance value of the vessel.

In March 2010, the Company was named as one of the defendants in a lawsuit filed in the Superior Court of the State of California, County of San Francisco, by Chris Manthey, Benson Chiles and Mateel Environmental Justice Foundation (the “Proposition 65 Matter”). The other defendants in the lawsuit are CVS Pharmacy, Inc., General Nutrition Corporation, New Health Group, Inc., Pharmavite LLC, Rite Aid Corporation, Solgar, Inc., and Twinlab Corporation. The plaintiffs allege that fish oil dietary supplements produced by the defendants do not have adequate warnings regarding possible exposure to polychlorinated biphenyls (PCBs) as required by Proposition 65 under California law, and request that the court grant injunctive relief and award monetary civil penalties. The Company’s total fish oil supplement sales in the State of California since inception have been approximately $6,200. The Company believes that its products comply fully with federal law promulgated by the U.S. Food & Drug Administration, standards of the European Commission and state law, including California, and intends to vigorously defend the lawsuit. The Company does not believe that the resolution of this lawsuit will have a material adverse effect on the Company’s results of operations, cash flows or financial position. As of June 30, 2011, the Company had a $0.2 million accrual related to this matter.

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

In February 2011, the United States Coast Guard conducted an inspection of the vessels at the Company’s Reedville, Virginia facility regarding the Company’s vessel bilge water disposal practices. Based on the results of this inspection and subsequent correspondence and discussions with the Coast Guard, the Company has conducted a full survey of its Reedville, Virginia fishing fleet to determine compliance with applicable laws and regulations. The survey has been submitted to the Coast Guard. Based on the Company’s preliminary findings and discussions with the Coast Guard, two of the Company’s Reedville based fishing vessels were temporarily delayed from fishing at the early May 2011 commencement of the Atlantic fishing season. Both of these vessels returned to full operations after the beginning of the fishing season. Although the Company does not expect such delay to materially impact its Atlantic fishing operations, the Company cannot predict the outcome of the Coast Guard review. The Company anticipates spending approximately $3.0 million to make the necessary improvements and repairs to all of its Reedville vessels.

NOTE 14.   RECONCILIATION OF BASIC AND DILUTED PER SHARE DATA (in thousands except per share date)

	Earnings (Numerator)	Shares (Denominator)	Per Share Data
Three Months Ended June 30, 2011
Net earnings	$22,905	—

Basic earnings per common share:
Earnings available to common shareholders	$22,905	19,343	$1.18

Effect of dilutive securities:

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Stock options assumed exercised	—	798

Diluted earnings per common share:
Earnings available to common shareholders plus stock options assumed exercised	$22,905	20,141	$1.14

	Earnings (Numerator)	Shares (Denominator)	Per Share Data
Three Months Ended June 30, 2010
Net Earnings	$1,983	—

Basic earnings per common share:
Earnings available to common shareholders	$1,983	18,818	$0.11

Effect of dilutive securities:
Stock options assumed exercised	—	59

Diluted earnings per common share:
Earnings available to common shareholders plus stock options assumed exercised	$1,983	18,877	$0.11

	Earnings (Numerator)	Shares (Denominator)	Per Share Data
Six Months Ended June 30, 2011
Net earnings	$28,859	—

Basic earnings per common share:
Earnings available to common shareholders	$28,859	19,112	$1.51

Effect of dilutive securities:
Stock options assumed exercised	—	754

Diluted earnings per common share:
Earnings available to common shareholders plus stock options assumed exercised	$28,859	19,866	$1.45

	Earnings (Numerator)	Shares (Denominator)	Per Share Data
Six Months Ended June 30, 2010
Net earnings	$2,962	—

Basic earnings per common share:
Earnings available to common shareholders	$2,962	18,779	$0.16

Effect of dilutive securities:
Stock options assumed exercised	—	37

Diluted earnings per common share:
Earnings available to common shareholders plus stock options assumed exercised	$2,962	18,816	$0.16

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Options to purchase 135,000 shares of common stock at exercise prices ranging from $13.41 to $14.69 per share were outstanding during the three and six months ended June 30, 2011 but were not included in the computation of diluted earnings per share because the adjusted exercise prices of the options based upon the assumed proceeds were greater than the average market price of the shares during that period.

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

NOTE 15.   COMPONENTS OF NET PERIODIC BENEFIT COST

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Service cost	$—	$—	$—	$—
Interest cost	319	340	638	679
Expected return on plan assets	(315)	(285)	(630)	(570)
Amortization of prior service costs	—	—	—	—
Amortization of net loss	294	287	588	574

Net periodic pension cost	$298	$342	$596	$683

For the six months ended June 30, 2011 and 2010, the Company contributed approximately $0.7 million and $1.1 million, respectively, to the Company’s pension plan. The Company expects to make contributions of $1.2 million to the pension plan during the remainder of 2011.

NOTE 16.   HURRICANE LOSSES, INSURANCE RECOVERIES AND OTHER PROCEEDS

2008 Hurricane

During the six months ended June 30, 2010, Omega Protein received a grant of $0.2 million from the State of Louisiana Hurricane Gustav and Ike Fisheries Recovery Program. The grant provided assistance for commercial fishing owners impacted by Hurricanes Gustav and Ike in 2008. The grant proceeds were recognized as “Other proceeds/gains resulting from natural disaster, net – 2008 storms” in the Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income. No similar grants were received during the six months ended June 30, 2011.

2005 Hurricane Activity

On August 31, 2007, the Company filed a lawsuit in the District Court of Harris, Texas 295th Judicial District, against its prior insurance broker, Aon Risk Services of Texas, who procured the Company’s property insurance policies for the 2005/2006 policy year, which were the subject of prior litigation as a result of claims relating to Hurricanes Rita and Katrina. In June 2011, all outstanding claims related to the lawsuit were settled and the Company recorded $0.8 million, net of fees and expenses, as “Other proceeds/gains resulting from natural disaster, net – 2005 storms” in the Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income for the three and six months ended June 30, 2011. As a part of the final settlement, the Company released and waived all claims against Aon for all matters addressed in the litigation.

NOTE 17.   FAIR VALUE DISCLOSURES

The following disclosures of the estimated fair value of financial instruments are made in accordance with the requirements of FASB ASC 825-10-50, Disclosure About Fair Value of Financial Instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies and are described in the following paragraphs.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

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

The carrying amounts of cash and cash equivalents, accounts receivables, accounts payable, and accrued expenses approximate fair value because of the short maturity of these items. For non-financial assets, such as goodwill, carrying values are compared to fair value on an annual basis as required by impairment standards and the carrying value is reduced when determined necessary as a result of impairment testing. At June 30, 2011, the Company had no borrowings under its bank credit facility except for $3.4 million in letters of credit support obligations.

The carrying values and respective fair market values of the Company’s long-term debt are presented below (in thousands). The fair value of the Company’s long-term debt is estimated based on the quoted market prices available to the Company for issuance of similar debt with similar terms at June 30, 2011 and December 31, 2010.

	June 30, 2011	December 31, 2010
Long-term Debt:

Carrying Value	$31,820	$33,301

Estimated Fair Market Value	$32,719	$34,631

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2011 and December 31, 2010. As required by FASB ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	June 30, 2011
	Fair Value Measurements Using			Assets (Liabilities) at Fair Value
	Level 1	Level 2	Level 3
Assets (Liabilities) (in thousands)
Energy swap asset	$—	$2,084	$—	$2,084
Interest rate swap liability	—	—	(394)	(394)

Total Assets (Liabilities)	$—	$2,084	$(394)	$1,690

	December 31, 2010
	Fair Value Measurements Using			Assets (Liabilities) at Fair Value
	Level 1	Level 2	Level 3
Assets (Liabilities) (in thousands)
Energy swap asset	$—	$766	$—	$766
Interest rate swap liability	$—	$—	$(721)	$(721)

Total Assets (Liabilities)	$—	$766	$(721)	$45

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

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

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

The following table provides a reconciliation of all assets and (liabilities) measured at fair value on a recurring basis which use Level 3 or significant unobservable inputs or significant value drivers for the three and six months ended June 30, 2011 and 2010 (in thousands). There have been no transfers between the hierarchy levels for the periods presented.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3 Inputs)
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Beginning liability balance	$(549)	$(1,177)	$(721)	$(1,251)
Net loss reclassified into interest expense related to interest rate swap transactions unrealized	(14)	(89)	(27)	(274)
Net change associated with current period interest rate swap transactions realized	169	241	354	500

Ending liability balance	$(394)	$(1,025)	$(394)	$(1,025)

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

The Company operates through three primary subsidiaries: Omega Protein, Inc., Omega Shipyard, Inc. and Cyvex Nutrition, Inc. Omega Protein, Inc. (“Omega Protein”), the Company’s principal operating subsidiary, operates in the menhaden processing business and is the successor to a business conducted since 1913. Omega Shipyard, Inc. (“Omega Shipyard”) owns a drydock facility in Moss Point, Mississippi that is used to provide shoreside maintenance for Omega Protein’s fishing fleet and, subject to outside demand and excess capacity, occasionally for third-party vessels. Cyvex Nutrition, Inc. (“Cyvex”), founded in 1984 and acquired by the Company on December 16, 2010, is located in Irvine, California and participates in the nutraceutical industry as an ingredient provider. Revenues from Omega Shipyard for third-party vessel work were not material during the first six months of 2011. The Company also has a number of other immaterial direct and indirect subsidiaries.

Omega Protein produces and sells a variety of protein and oil products derived from menhaden, a species of wild herring-like fish found along the Gulf of Mexico and Atlantic coasts. The fish are not genetically modified or enhanced. Omega Protein markets several grades of fish meal, as well as fish oil and fish solubles. Omega Protein’s fish meal products are primarily used as a protein ingredient in animal feed for aquaculture, swine, and household pets. Fish oil is used for animal and aquaculture feeds, industrial applications, additives to human food products and as dietary supplements. Omega Protein’s fish solubles are sold primarily to bait manufacturers, aquaculture feed manufacturers and for use as an organic fertilizer.

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

On December 16, 2010, the Company acquired Cyvex, a dietary supplement ingredient supplier based in Irvine, California. Cyvex is a premium, science-based nutraceutical supplier to dietary supplement manufacturers that focus on human health and wellness. The Company believes that the acquisition of Cyvex will expand its presence in the human health and wellness market and

OMEGA PROTEIN CORPORATION

will provide access to the top supplement manufacturers who purchase a variety of ingredients, including fish oil. Prior to the acquisition, Cyvex’s unaudited revenues for 2010 were approximately $11.3 million.

Company Overview

Menhaden Fishing

2011 Fishing Information.    At June 30, 2011, Omega Protein owned a fleet of 47 fishing vessels and 34 spotter aircraft for use in its fishing operations and also leased additional aircraft where necessary to facilitate operations. During the 2011 fishing season in the Gulf of Mexico, which runs from mid-April through October, Omega Protein is operating 28 fishing and carry vessels and 28 spotter aircraft. The fishing area in the Gulf is generally located along the Gulf Coast, with a concentration off the Louisiana and Mississippi coasts. The fishing season along the Atlantic coast began in early May and usually extends into December. Omega Protein is operating 9 fishing vessels and 7 spotter aircraft along the Mid-Atlantic coast, concentrated primarily in and around Virginia and North Carolina. The remaining fleet of fishing vessels and spotter aircraft are not routinely operated during the fishing season and are back-up to the active fleet, used for other transportation purposes, inactive or in the process of refurbishment in the Company’s shipyard. Historical fish catch and production results at the end of the second quarter for the past five years are as follows:

	2011	2010	2009	2008	2007
Fish Catch in Tons as of June 30,	188,403	166,552	139,136	149,275	155,311
Fish meal, oil and solubles production in tons (excludes refined)	65,848	58,164	55,570	61,814	57,234

The Company cautions that, because of the volatility of fish catch generally, partial year catch numbers are not indicative of results that may be expected for a full year. In addition, fish oil yields, which affect inventory costs and volumes available for sale, fluctuate from year to year and month to month. Through June 30, 2011, for example, the Company’s fish oil yield for the six months ending June 30, 2011 has been 6.9% compared to a historical five year average of 9.8%.

As previously disclosed, Omega Protein has designed a single catamaran-style test vessel which, if successful, might be able to replace Omega Protein’s traditional two purse boat fishing method. Omega Protein had tested this prototype catamaran vessel during the 2010 and 2011 fishing seasons. Based on its test results to date and its other vessel manpower requirements, Omega Protein has suspended testing of the catamaran test vessel for the balance of the 2011 fishing season. The Company intends to evaluate at a later date whether to continue to test this catamaran prototype, or create and test a new re-configured catamaran design based on its experience to date.

Sales Contracts.    Omega Protein sells a sizeable portion of its products on a two-to-twelve-month forward contract basis with the balance sold on a spot basis through purchase orders. Omega Protein’s sales contracts generally contain force majeure and other production allocation provisions. Due to the 2010 Gulf of Mexico oil spill disaster, Omega Protein purchased additional fish meal from a third party to supplement its production and received reimbursement from BP through the GCCF for additional costs associated with this purchase. Historically, fish meal and fish oil sold on a forward contract basis has fluctuated from year-to-year based upon perceived market availability and forward price expectations. As of July 11, 2011, Omega Protein had either sold or sold forward on a contract basis approximately 130,200 tons of fish meal, 57,000 tons of fish oil and 7,400 tons of fish solubles for 2011.

Omega Protein’s annual revenues are highly dependent on pricing, annual fish catch, production yields and inventories and, in addition, inventory is generally carried over from one year to the next year. Omega Protein determines the level of inventory to be carried over based on existing contracts, prevailing market prices of the products and anticipated customer usage and demand during the off-season. Thus, production volume does not necessarily correlate with sales volume in the same year and sales volumes will fluctuate from quarter-to-quarter. Omega Protein’s fish meal products have a useable life of approximately one year from date of production. Practically, however, Omega Protein attempts to empty its warehouses of the previous season’s products by the second or third month of the new fishing season. Omega Protein’s crude fish oil products do not lose efficacy unless exposed to oxygen and, therefore, their storage life typically is longer than that of fish meal.

Revenues by Product.    The following tables set forth Omega Protein’s revenues by product (in millions) and the approximate percentage of total revenues represented thereby, for the indicated periods:

	Three Months Ended June 30,
	2011		2010
	Revenues	Percent	Revenues	Percent
Fish Meal
Regular Grade	$5.2	11.9%	$6.8	18.8%
Special Select	21.5	48.6	13.8	38.0
Sea-Lac	3.0	6.8	2.5	6.9
Fish Oil
Crude Oil	5.9	13.3	8.5	23.4
Refined Oil	3.6	8.1	3.2	8.8
Other Nutritional Ingredients	3.7	8.4	—	—
Fish Solubles and Other	1.3	2.9	1.5	4.1

Total	$44.2	100.0%	$36.3	100.0%

OMEGA PROTEIN CORPORATION

	Six Months Ended June 30,
	2011		2010
	Revenues	Percent	Revenues	Percent
Fish Meal
Regular Grade	$12.0	11.8%	$12.5	18.2%
Special Select	51.2	50.9	27.7	40.4
Sea-Lac	5.9	5.9	4.8	7.0
Fish Oil
Crude Oil	14.4	14.3	13.8	20.1
Refined Oil	8.2	8.2	6.5	9.5
Other Nutritional Ingredients	6.5	6.5	—	—
Fish Solubles and Other	2.4	2.4	3.3	4.8

Total	$100.6	100.0%	$68.6	100.0%

Customers and Marketing.    Most of Omega Protein’s marine protein products are sold directly to approximately 320 customers by Omega Protein’s agriproducts sales department, while a smaller amount is sold through independent sales agents. Not including Cyvex, Omega Protein’s finished product inventory was $40.3 million as of June 30, 2011 versus $58.1 million as of December 31, 2010.

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

Occasionally Omega Protein’s fish catch and resultant product inventories are reduced, primarily due to adverse weather conditions, and Omega Protein further expands its purchase and resale of other fish meals and oils (primarily Panamanian, Peruvian and Mexican fish meal and U.S. menhaden fish meal and oil). Although operating margins from these activities are less than the margins typically generated from Omega Protein’s base domestic production, these operations provide Omega Protein with a source of fish meal and oil to sell into other markets, some of which Omega Protein has not historically had a presence. Omega Protein did not purchase any fish meal or fish oil during 2008. During 2009, Omega Protein purchased approximately 11,000 tons of menhaden fish meal, or approximately 7.6% of fish meal sales volumes for 2009. During 2010, due to the Gulf of Mexico oil spill disaster, Omega Protein purchased 6,315 tons of fish meal, or 6.2% of its fish meal sales volumes for 2010. During the first six months of 2011 the Company did not purchase any fish meal or fish oil.

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

OMEGA PROTEIN CORPORATION

Omega Protein competes on price, quality and performance characteristics of its products, such as protein level and amino acid profile in the case of fish meal. The principal competition for Omega Protein’s fish meal and fish solubles is from other global production of marine proteins as well as other protein sources such as soybean meal and other vegetable or animal protein products. Other globally produced fish oils provide the primary market competition for Omega Protein’s fish oil, as well as soybean and rapeseed oil. Omega Protein believes, however, that these other non-marine sources are not complete substitutes because fish meal and oil offer nutritional values not contained in such other sources.

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

Omega Protein’s menhaden fishing operations are also subject to regulation by two interstate compact commissions created by federal law: the Atlantic States Marine Fisheries Commission (“ASMFC”) which consists of 15 states along the Atlantic Coast, and the Gulf States Marine Fisheries Commission which consists of 5 states along the Gulf of Mexico. The ASMFC manages the menhaden fishery throughout the stock’s coast-wide range. In 2005, the ASMFC recommended precautionary restrictions on the Chesapeake Bay menhaden harvest, despite its finding that menhaden were not overfished and that overfishing was not occurring on a coast wide basis, in order to determine whether localized depletion was occurring in Chesapeake Bay.

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

The most recent stock assessment for the Atlantic menhaden was completed in 2010 using data collected through 2008. According to federal and ASMFC technical experts, the assessment found that the Atlantic menhaden stock had undergone slight overfishing in one year, 2008; however, the population is not considered overfished, meaning that the stock abundance remains at or near target levels, above levels of concern, and can produce enough eggs to replace itself. The assessment indicated that the population was subject to slight overfishing in 2008 by an estimated four-tenths of one percent. More specifically, multiple runs of the stock assessment model revealed that there was a 53% probability that overfishing had occurred and a 47% probability that overfishing had not occurred.

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

OMEGA PROTEIN CORPORATION

proportionate reduction in the Company’s Atlantic fish catch due to other factors which have yet to be determined such as the period of time under review, projections of stock size in years since 2008, recruitment, and other factors that have not yet been determined by the ASMFC.

The Company is unable to predict whether any management measures might be necessary for the 2012 fishing season or beyond. The earliest an ASMFC rulemaking process could be initiated is August 2011, so the Company does not expect any new constraints to be placed upon the fishery in 2011. Potential measures could include quotas, limitations on the number of days fished annually, a shortened season, no action, or other measures.

It is possible that this process could have a material adverse effect on the Company’s business, financial results and results of operations.

Dietary Supplement Ingredients

On December 16, 2010, the Company acquired Cyvex Nutrition, Inc., a dietary supplement ingredient supplier based in Irvine, California. Cyvex is a premium, science-based nutraceutical supplier to dietary supplement manufacturers that focus on human health and wellness. Prior to acquisition, Cyvex’s unaudited revenues for 2010 were approximately $11.3 million.

The FDA defines a dietary supplement to be a product taken by mouth that contains a dietary ingredient intended to supplement the diet. Dietary ingredients may include vitamins, minerals, herbs or other botanicals, amino acids, and substances such as enzymes, organ tissues, glandulars, and metabolites. Dietary supplement ingredients can also be in the form of extracts or concentrates. Dietary supplements may be manufactured and sold in many forms, such as tablets, capsules, softgels, gelcaps, liquids, or powders. Cyvex markets and sells an extensive list of nutraceutical ingredients derived from fruit, krill, vegetable and botanicals.

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

Critical Accounting Policies and Estimates

The methods, estimates and judgments used in applying the Company’s critical accounting policies have a significant impact on the results reported in the Consolidated Financial Statements. The SEC has defined the critical accounting policies as the ones that are most important to the portrayal of the Company’s financial condition and operating results, and requires the Company to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are highly uncertain at the time of estimation. Based on this definition, the Company’s most critical policies include: valuation of inventory (Notes 1 and 5 in the Company’s Form 10-K for the fiscal year ended December 31, 2010 (the “2010 Form 10-K”)), valuation of losses related to Jones Act and worker’s compensation insurance claims (Note 1 in the Company’s 2010 Form 10-K), valuation of income and deferred taxes (Notes 1 and 12 in the Company’s 2010 Form 10-K) and the valuation of pension plan obligations (Notes 1 and 14 in the Company’s 2010 Form 10-K).

Specifically with respect to inventory, Omega Protein’s per unit cost of production is estimated prior to the beginning of each fishing season based on total estimated fishing costs (including off-season costs) divided by estimated total units of production. Omega Protein adjusts the cost of sales, unallocated inventory cost pool and inventory balances at the end of the second, third and fourth quarters based on revised estimates of total units of production to total inventoriable costs. For the most part, Omega Protein begins selling its current season’s production during the third quarter and sells that production until the second quarter of the following year. From 2006 to 2009, the average cost per unit of production estimate increased 3% from the third quarter to the fourth

OMEGA PROTEIN CORPORATION

quarter of each respective year. During 2010, as a result of the larger than anticipated production in the fourth quarter, cost per unit of production for the 2010 fourth quarter decreased 9% as compared to the 2010 third quarter.

The Company also has other key accounting policies and accounting estimates relating to the allowance of doubtful accounts (Note 1 in the Company’s 2010 Form 10-K), goodwill and other intangible assets (Notes 1 and 8 in the Company’s 2010 Form 10-K), valuation of shares-based compensation (Note 14 in the Company’s 2010 Form 10-K) and interest rate and energy swap valuations (Notes 1 and 18 in the Company’s 2010 Form 10-K). The Company believes that these key accounting policies and accounting estimates either do not generally require us to make estimates and judgments that are as difficult or as subjective as its critical accounting policies, or it is less likely that they would have a material impact on our reported results of operations for a given period.

For all financial statement periods presented, there have been no material modifications to the application of these critical accounting policies.

Results of Operations

The following table sets forth as a percentage of revenues, certain items of the Company’s results of operations for each of the indicated periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	66.7	75.6	69.8	78.4

Gross profit	33.3	24.4	30.2	21.6
Selling, general and administrative expense	10.8	10.9	9.6	10.5
Research and development expense	1.1	1.4	1.0	1.4
(Proceeds/gains) losses resulting from Gulf of Mexico oil spill disaster	(59.2)	1.6	(26.0)	0.9
Other proceeds/gains resulting from natural disaster, net – 2008 storms	—	(0.3)	—	(0.3)
Other proceeds/gains resulting from natural disaster, net – 2005 storms	(1.8)	—	(0.8)	—
Loss on disposal of assets	1.1	0.3	0.3	0.3

Operating income	81.3	10.5	46.1	8.8
Interest income	—	—	—	—
Interest expense	(1.2)	(1.7)	(1.2)	(1.8)
Other expense, net	(0.1)	(0.3)	(0.1)	(0.3)

Income before income taxes	80.0	8.5	44.8	6.7
Provision for income taxes	28.2	3.0	16.1	2.3

Net income	51.8%	5.5%	28.7%	4.4%

Interim Results for the Second Quarters ended June 30, 2011 and June 30, 2010

Revenues.    Revenues increased $7.9 million, or 21.9%, from $36.3 million for the three months ended June 30, 2010 to $44.2 million for the three months ended June 30, 2011. The increase in revenues was primarily due to higher sales prices of 47.5% for the Company’s fish oil and higher sales volumes of 30.3% for the Company’s fish meal, partially offset by decreased sales prices of 1.6% for the Company’s fish meal and decreased sales volumes of 44.6% for the Company’s fish oil. Considering fish meal, fish oil and fish solubles sales activities in total, the Company experienced a $2.9 million increase in revenues due to the increase in sales prices and a $1.3 million increase in revenue caused by increased sales volumes, when comparing the three months ended June 30, 2011 to the three months ended June 30, 2010. The increase in fish meal sales volumes in the second quarter of 2011 is primarily due to the timing of export sales. The increase in fish oil sales prices is due to increased export demand primarily from the aquaculture industry as well as a general increase in global commodity pricing for fats and oils. Additionally, Cyvex, acquired by the Company in December 2010, contributed $3.7 million of revenue to the quarter ended June 30, 2011.

Cost of sales.    Cost of sales, including depreciation and amortization, for the quarter ended June 30, 2011 was $29.5 million, a $2.1 million increase, or 7.6%, as compared to the quarter ended June 30, 2010. Cost of sales as a percentage of revenues was 66.7% for the quarter ended June 30, 2011 as compared to 75.6% for the quarter ended June 30, 2010. The decrease in cost of sales as a

OMEGA PROTEIN CORPORATION

percentage of revenue was primarily due to the increase in fish oil sales prices realized in the second quarter of 2011 as compared to the second quarter of 2010. Cyvex’s cost of sales for the quarter ended June 30, 2011 was $2.2 million.

Gross profit.    Gross profit increased $5.9 million, or 66.2%, from $8.9 million for the quarter ended June 30, 2010 to $14.7 million for the quarter ended June 30, 2011. Gross profit as a percentage of revenue was 33.3% for the quarter ended June 30, 2011 as compared to 24.4% for the quarter ended June 30, 2010. The increase in gross profit as a percentage of revenue was primarily due to the increase in fish oil sales prices experienced in the second quarter of 2011 as compared to the second quarter of 2010, as discussed above. Cyvex’s gross profit as a percentage of revenue was 42.4% for the quarter ended June 30, 2011.

Selling, general and administrative expenses.    Selling, general and administrative expenses increased $0.8 million, or 20.5%, from $4.0 million for the quarter ended June 30, 2010 to $4.8 million for the quarter ended June 30, 2011. The increase in selling, general and administrative expenses is primarily due to the addition of Cyvex’s related expenses of $0.7 million and increased employee compensation related costs including, but not limited to, stock option compensation expense.

Research and development expenses.    Research and development expenses were $0.5 million for the three months ended June 30, 2011 and 2010.

(Proceeds/gains) losses resulting from Gulf of Mexico oil spill disaster.    During the quarter ended June 30, 2011, the Company received $26.2 million, net of fees and expenses, from the GCCF in connection with the final settlement of the Company’s claims related to the impacts of the 2010 Gulf of Mexico oil spill disaster. During the quarter ended June 30, 2010, the Company incurred losses to its unallocated inventory cost pool of $0.6 million due to costs incurred that were not able to be allocated to production as a result of intermittent plant and fishing grounds closures.

Other proceeds/gains resulting from natural disaster, net—2008 storms.    For the three months ended June 30, 2010, the Company recognized a gain of $0.1 million related to a grant from the State of Louisiana Hurricane Gustav and Ike Fisheries Recovery Program. No such amount was recognized during the quarter ended June 30, 2011.

Other proceeds/gains resulting from natural disaster, net—2005 storms.    For the three months ended June 30, 2011, the Company recognized a gain of $0.8 million, net of fees and expenses, in connection with the final settlement of the Company’s claims against its prior insurance broker stemming from the hurricanes affecting the Company in 2005. No such amount was recognized during the quarter ended June 30, 2010.

Loss on disposal of assets.    The Company recorded a net loss on disposal of assets of $0.5 million for the three months ended June 30, 2011 primarily related to the disposal of two fishing vessels, partially offset by insurance proceeds related to the disposal of one of the vessels. For the three months ended June 30, 2010, the Company recorded a loss on disposal of assets of $0.2 million relating to the disposal of miscellaneous plant assets in the ordinary course of business.

Operating income.    The Company’s operating income increased $32.2 million from $3.8 million for the quarter ended June 30, 2010 to $36.0 million for the quarter ended June 30, 2011. As a percentage of revenues, operating income increased from 10.5% for the quarter ended June 30, 2010 to 81.3% for the quarter ended June 30, 2011. Excluding the above mentioned GCCF final settlement of $26.2 million from operating income for the quarter ended June 30, 2011 would have resulted in $9.8 million of operating income or 22.1% as a percentage of revenues.

Interest income.    Interest income increased by $6,000 from $4,000 for the three months ended June 30, 2010 to $10,000 for the three months ended June 30, 2011. The increase was primarily due to the increased cash balance upon which interest is earned during the quarter ended June 30, 2011 as compared to the quarter ended June 30, 2010.

Interest expense.    Interest expense was $0.5 million and $0.6 million for the quarters ended June 30, 2011 and 2010, respectively. The decrease in interest expense relates to a smaller interest rate swap adjustment for the quarter ended June 30, 2011 as compared to the quarter ended June 30, 2010.

Other expense, net.    Other expense, net was $0.1 million for the quarters ended June 30, 2011 and 2010.

Provision for income taxes.    The Company recorded a $12.5 million provision for income taxes for the quarter ended June 30, 2011 representing an effective tax rate of 35.3% for income taxes compared to 35.9% for the quarter ended June 30, 2010. The decrease in the effective tax rate is primarily a result the impact of certain nondeductible items and the increased level of expected book income. The Company believes that it is more probable than not that the recorded estimated deferred tax asset benefits and state operating loss carry-forwards will be realized except for the amount for which a valuation allowance has been provided. The statutory tax rate of 35% and 34% for U.S. federal taxes was in effect for the three month periods ended June 30, 2011 and 2010, respectively.

OMEGA PROTEIN CORPORATION

Interim Results for the Six Months ended June 30, 2011 and June 30, 2010

Revenues.    Revenues increased $32.1 million, or 46.8%, from $68.6 million for the six months ended June 30, 2010 to $100.6 million for the six months ended June 30, 2011. The increase in revenues was primarily due to higher sales prices of 43.0% for the Company’s fish oil and higher sales volumes of 53.9% for the Company’s fish meal, partially offset by decreased sales prices of 0.2% for the Company’s fish meal and decreased sales volumes of 22.0% for the Company’s fish oil. Considering fish meal, fish oil and fish solubles sales activities in total, the Company experienced a $6.7 million increase in revenues due to the increase in sales prices and a $18.6 million increase in revenue caused by increased sales volumes, when comparing the six months ended June 30, 2011 to the six months ended June 30, 2010. The increase in fish meal sales volumes in the first six months of 2011 is primarily due to the timing of export sales and inventory carried forward from the previous fishing season. The increase in fish oil sales prices in the first six months of 2011 is due to increased export demand primarily from the aquaculture industry as well as a general increase in commodity pricing for fats and oils. Additionally, Cyvex, acquired by the Company in December 2010, contributed $6.5 million and Omega Shipyard, Inc. added $0.3 million of revenue for the six months ended June 30, 2011.

Cost of sales.    Cost of sales, including depreciation and amortization, for the six months ended June 30, 2011 was $70.2 million, a $16.5 million increase, or 30.7%, as compared to the six months ended June 30, 2010. Cost of sales as a percentage of revenues was 69.8% for the six months ended June 30, 2011 as compared to 78.4% for the six months ended June 30, 2010. The decrease in cost of sales as a percentage of revenue was primarily due to the increase in fish oil sales prices realized in the first six months of 2011 as compared to the first six months of 2010. Cyvex’s cost of sales for the six months ended June 30, 2011 was $4.2 million and Omega Shipyard, Inc.’s was $0.2 million.

Gross profit.    Gross profit increased $15.6 million, or 105.1%, from $14.8 million for the six months ended June 30, 2010 to $30.4 million for the six months ended June 30, 2011. Gross profit as a percentage of revenue was 30.2% for the six months ended June 30, 2011 as compared to 21.6% for the six months ended June 30, 2010. The increase in gross profit as a percentage of revenue was primarily due to the increase in fish oil sales prices experienced in the first six months of 2011 as compared to the first six months of 2010, as discussed above. Cyvex’s gross profit as a percentage of revenue was 35.6% for the first six months of 2011. Cyvex’s gross profit percentage was negatively impacted during the first six months of 2011 by the one time inventory write-up to fair value that was made in conjunction with Cyvex being acquired by the Company in December 2010.

Selling, general and administrative expenses.    Selling, general and administrative expenses increased $2.4 million, or 33.2%, from $7.2 million for the six months ended June 30, 2010 to $9.6 million for the six months ended June 30, 2011. The increase in selling, general and administrative expenses is primarily due to the addition of Cyvex’s related expenses of $1.4 million and increased employee compensation related costs including, but not limited to, stock option compensation expense of $0.7 million. In addition, the Company accrued a reserve during the six months ended June 30, 2011 of approximately $0.4 million relating to the Proposition 65 Matter. See Part II Other Information – Item 1 Legal Proceedings.

Research and development expenses.    Research and development expenses were $1.0 million and $0.9 million for the six months ended June 30, 2011 and 2010, respectively.

(Proceeds/gains) losses resulting from Gulf of Mexico oil spill disaster.    During the six months ended June 30, 2011, the Company received $26.2 million, net of fees and expenses, from the GCCF in connection with the final settlement of the Company’s claims related to the impacts of the 2010 Gulf of Mexico oil spill disaster. During the six months ended June 30, 2010, the Company incurred losses to its unallocated inventory cost pool of $0.6 million due to costs incurred that were not able to be allocated to production as a result of intermittent plant and fishing grounds closures.

Other proceeds/gains resulting from natural disaster, net—2008 storms.    For the six months ended June 30, 2010, the Company recognized a gain of $0.2 million related to a grant from the State of Louisiana Hurricane Gustav and Ike Fisheries Recovery Program. No such amount was recognized during the six months ended June 30, 2011.

Other proceeds/gains resulting from natural disaster, net—2005 storms.    For the six months ended June 30, 2011, the Company recognized a gain of $0.8 million, net of fees and expenses, in connection with the final settlement of the Company’s claims against its prior insurance broker stemming from the hurricanes affecting the Company in 2005. No such amount was recognized during the six months ended June 30, 2010.

Loss on disposal of assets.    The Company recorded a net loss on disposal of assets of $0.5 million for the six months ended June 30, 2011 primarily related to the disposal of two fishing vessels, partially offset by insurance proceeds related to the disposal of one of the vessels. For the six months ended June 30, 2010, the Company recorded a loss on disposal of assets of $0.3 million relating to the decommissioning of two fishing vessels which were sold as scrap.

OMEGA PROTEIN CORPORATION

Operating income.    The Company’s operating income increased $40.3 million from $6.1 million for the six months ended June 30, 2010 to $46.3 million for the six months ended June 30, 2011. As a percentage of revenues, operating income increased from 8.8% for the six months ended June 30, 2010 to 46.1% for the six months ended June 30, 2011. Excluding the above mentioned GCCF final settlement of $26.2 million from operating income for the six months ended June 30, 2011 would have resulted in $20.2 million of operating income or 20.0% as a percentage of revenues.

Interest income.    Interest income increased by $22,000 from $6,000 for the six months ended June 30, 2010 to $28,000 for the six months ended June 30, 2011. The increase was primarily due to the increased cash balance upon which interest is earned during the six months ended June 30, 2011 as compared to the six months ended June 30, 2010.

Interest expense.    Interest expense decreased $0.2 million from $1.3 million for the six months ended June 30, 2010 to $1.1 million for the six months ended June 30, 2011. The decrease for the six months ended June 30, 2011 was attributable to the reduction in interest expense related to interest rate swaps.

Other expense, net.    Other expense, net was $0.1 million and $0.2 million for the six months ended June 30, 2011 and 2010, respectively.

Provision for income taxes.    The Company recorded a $16.3 million provision for income taxes for the six months ended June 30, 2011 representing an effective tax rate of 36.0% for income taxes compared to 36.0% for the six months ended June 30, 2010. The Company believes that it is more probable than not that the recorded estimated deferred tax asset benefits and state operating loss carry-forwards will be realized except for the amount for which a valuation allowance has been provided. The statutory tax rate of 35% and 34% for U.S. federal taxes was in effect for the six month periods ended June 30, 2011 and 2010, respectively.

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

At June 30, 2011, the Company had an unrestricted cash balance of $47.3 million, an increase of $27.5 million from December 31, 2010. This increase was primarily due to the sale of inventory, the final settlement of the Company’s claims relating to damages resulting from the Gulf of Mexico oil spill disaster with the GCCF and proceeds from the exercise of stock options and was partially offset by spending related to the 2011 fishing season, capital spending, debt payments and final payments related to the acquisition of Cyvex. Omega Protein’s annual revenues and its resulting liquidity are highly dependent on annual fish catch, production yields, selling prices for its products and inventories available for sale. Omega Protein’s average selling prices for its products for the six months ended June 30, 2011 were 2% higher than its average selling prices for the year ended December 31, 2010. Additionally, Omega Protein experienced a 1.0% higher per unit cost of sales during the six months ended June 30, 2011 as compared to the year ended December 31, 2010.

The aggregate amount of the Company’s outstanding indebtedness at June 30, 2011 was approximately $31.8 million compared to approximately $33.3 million at December 31, 2010. The Company has a moderately leveraged financial structure which could limit its financial flexibility. In particular, the Company will be required to use a portion of its cash flows to pay principal and interest on its debt, which will reduce the amount of money the Company has for operations, capital expenditures, expansion, acquisitions or general corporate or other business activities. In addition, the covenants contained in the Company’s debt agreements limit its ability to borrow money in the future for acquisitions, capital expenditures or to meet the Company’s operating expenses or other general

OMEGA PROTEIN CORPORATION

corporate obligations. See “Risk Factors - The Company has a moderate amount of indebtedness, which may adversely affect its ability to operate its business, remain in compliance with debt covenants and make payments on its debt” in the Company’s 2010 Form 10-K.

The Company has or had contracted through energy swap derivatives or has stop losses for approximately 80%, 45% and 3% of its budgeted 2011, 2012 and 2013 energy use, respectively.

Source of Capital: Operations

Net cash flow provided by operating activities increased from approximately $5.0 million for the six months ended June 30, 2010 to $35.4 million for the six months ended June 30, 2011. The increase in operating cash flow is primarily attributable to increased sales prices of 13% and increased sales volumes of 21% of the Company’s inventory and the $26.2 million in proceeds related to the final settlement with the GCCF for its claims for costs and damages incurred as a result of the 2010 Gulf of Mexico oil spill disaster.

Source of Capital: Debt

Net financing activities provided cash of $3.0 million and $8.7 million during the six month periods ended June 30, 2011 and 2010, respectively. The six month period ended June 30, 2011 included $4.7 million in proceeds and tax effects received from stock options exercised partially offset by $1.7 million in debt and capital lease principal payments. The six month period ended June 30, 2010 included $10.0 million in proceeds from a Title XI term loan, $1.6 million in debt and capital lease principal payments and $0.4 million in proceeds and tax effects received from stock options exercised.

On December 1, 2005, pursuant to the Title XI program, the United States Department of Commerce Fisheries Finance Program (the “FFP”) approved a second financing application made by the Company in the amount of $16.4 million (the “Second Approval Letter”). In May 2006, the Company submitted a $6.3 million financing request under the Second Approval Letter. The Company closed on the $6.3 million FFP loan in the first quarter of 2007. In September 2009, the Company submitted a $10.0 million financing request under the remaining Second Approval Letter. The Company closed on the $10.0 million financing request on June 1, 2010. On June 20, 2011, the FFP approved a third financing application made by the Company in the amount of $10.0 million (the “Third Approval Letter”). To date, the Company has not submitted any financing requests under the Third Approval Letter. As of June 30, 2011, the Company had approximately $31.8 million of borrowings outstanding under Title XI and was in compliance with all of the covenants contained therein.

On October 21, 2009, the Company entered into a Loan Agreement with Wells Fargo Bank N.A. (“the Loan Agreement”) which replaced the Company’s prior senior credit facility. The Loan Agreement with Wells Fargo Bank provides the Company with a senior secured credit facility consisting of a 3-year revolving credit facility of up to $35 million, including a $7.5 million sub-limit for the issuance of standby letters of credit, and is secured by substantially all of the Company’s assets except for those already pledged in connection with existing federal Fisheries Finance Program loans. The Loan Agreement replaced the Company’s prior senior credit facility, under which, just prior to closing, $11.4 million was outstanding under a term loan and $2.8 million was outstanding under letters of credit. In connection with the closing of the Loan Agreement, the Company repaid the term loan at closing and the letters of credit were transferred to Wells Fargo Bank.

As of June 30, 2011, the Company had no amounts outstanding under the Loan Agreement and approximately $3.4 million in letters of credit issued primarily in support of worker’s compensation insurance programs. The Company has no off-balance sheet arrangements other than normal operating leases and standby letters of credit.

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

As of June 30, 2011, the Company was in compliance with all covenants under the Loan Agreement and expects to be in compliance for the remainder of 2011. For a more detailed description of the Loan Agreement, see the Company’s report on Form 8-K filed with the SEC on October 23, 2009.

Use of Capital: Operations

Net investing activities used cash of $10.9 million and $7.4 million for the six month periods ended June 30, 2011 and 2010, respectively. The Company’s investing activities consist mainly of acquisition costs and capital expenditures for equipment purchases, replacements, vessel refurbishments, and fish oil refining processes. The Company made capital expenditures of approximately $9.1 million and $7.6 million, for the six month periods ended June 30, 2011 and 2010, respectively. The Company anticipates making an additional $12 to $16 million in capital expenditures during the remainder of 2011 primarily for the refurbishment of vessels and plant assets and for the repair of certain equipment. Investing activities for the six month period ended June 30, 2011 also includes $0.3 million in proceeds for the disposition of assets and $2.1 million of final closing payments related to the Cyvex acquisition which took place in December 2010. Investing activities for the six month period ended June 30, 2010 also includes the receipt of a grant of $0.1 million from the State of Louisiana related to the impacts of 2008 Hurricanes Gustav and Ike.

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

On December 16, 2010, the Company completed the acquisition of 100% of the outstanding common stock of Cyvex in a cash transaction pursuant to the terms of a Stock Purchase Agreement with the founder and sole shareholder of Cyvex. Cyvex now is a wholly owned subsidiary of the Company and is included in the Company’s consolidated financial statements.

Use of Capital: Contractual Obligations

The following tables aggregate information about the Company’s contractual cash obligations and other commercial commitments (in thousands) as of June 30, 2011:

	Payments Due by Period
Contractual Cash Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years

Long-term debt	$31,820	$2,997	$6,126	$5,607	$17,090
Capital lease obligation	1,018	476	542	—	—
Interest on long-term debt and capital lease obligation	11,570	2,053	3,336	2,522	3,659
Operating lease obligations	6,970	2,066	3,838	982	84
Pension Funding	11,556	2,231	4,232	3,233	1,860

Total Contractual Cash Obligations	$62,934	$9,823	$18,074	$12,344	$22,693

OMEGA PROTEIN CORPORATION

The Company believes that the existing cash, cash equivalents, cash flow from operations and funds available through the Loan Agreement and/or Title XI indebtedness described above will be sufficient to meet its working capital and capital expenditure requirements through 2011.

There have been no significant changes to the Company’s contractual cash obligations during the quarterly period ending June 30, 2011.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk associated with natural gas, diesel and Bunker C fuel prices. To partially mitigate this risk, the Company has forward purchased a portion of its expected natural gas, diesel and Bunker C usage for 2011, 2012 and 2013. The Company is currently exposed to market risk associated with increases in natural gas, diesel and Bunker C prices related to the portion not covered by swaps for 2011, 2012 and 2013.

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

On August 31, 2007, the Company filed a lawsuit in the District Court of Harris, Texas 295th Judicial District, against its prior insurance broker, Aon Risk Services of Texas, who procured the Company’s property insurance policies for the 2005/2006 policy year, which were the subject of prior litigation as a result of claims relating to Hurricanes Rita and Katrina. In June 2011, all outstanding claims related to the lawsuit were settled and the Company recorded $0.8 million, net of fees and expenses, as “Other proceeds/gains resulting from natural disaster, net – 2005 storms” in the Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income for the three and six months ended June 30, 2011. As a part of the final settlement, the Company released and waived all claims against Aon for all matters addressed in the litigation.

In March 2010, the Company was named as one of the defendants in a lawsuit filed in the Superior Court of the State of California, County of San Francisco, by Chris Manthey, Benson Chiles and Mateel Environmental Justice Foundation (the “Proposition 65 Matter”). The other defendants in the lawsuit are CVS Pharmacy, Inc., General Nutrition Corporation, New Health Group, Inc., Pharmavite LLC, Rite Aid Corporation, Solgar, Inc., and Twinlab Corporation. The plaintiffs allege that fish oil dietary supplements produced by the defendants do not have adequate warnings regarding possible exposure to polychlorinated biphenyls (PCBs) as required by Proposition 65 under California law, and request that the court grant injunctive relief and award monetary civil penalties. The Company’s total fish oil supplement sales in the State of California since inception have been approximately $6,200. The Company believes that its products comply fully with federal law promulgated by the U.S. Food & Drug Administration, standards of the European Commission and state law, including California, and intends to vigorously defend the lawsuit. The Company does not believe that the resolution of this lawsuit will have a material adverse effect on the Company’s results of operations, cash flows or financial position. As of June 30, 2011, the Company had a $0.2 million accrual related to this matter.

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

In February 2011, the United States Coast Guard conducted an inspection of the vessels at the Company’s Reedville, Virginia facility regarding the Company’s vessel bilge water disposal practices. Based on the results of this inspection and subsequent correspondence and discussions with the Coast Guard, the Company has conducted a full survey of its Reedville, Virginia fishing fleet to determine compliance with applicable laws and regulations. The survey has been submitted to the Coast Guard. Based on the Company’s findings and discussions with the Coast Guard, two of the Company’s Reedville based fishing vessels were temporarily delayed from fishing at the early May 2011 commencement of the Atlantic fishing season. Both of these vessels returned to full operations after the beginning of the fishing season. Although the Company does not expect such delay to materially impact its Atlantic fishing operations, the Company cannot predict the outcome of the Coast Guard review. The Company anticipates spending approximately $3.0 million to make the necessary improvements and repairs to all of its Reedville vessels.

Item 1A.   Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Form 10-K for the fiscal year ended December 31, 2010 except as follows.

OMEGA PROTEIN CORPORATION

In connection with its $44.8 million settlement with BP and the other Deepwater Horizon defendants, Omega Protein has waived any future potential claims against these defendants for any future damages that might manifest themselves from the Deepwater Horizon oil spill. These potential claims could include: (1) the effect of the oil spill on the Company’s business operations and fish-catch, both short-term and long-term, (2) the effect of government intervention in connection with the oil spill, including without limitation, any restrictions that may be imposed on fishing, navigation and access to the Company’s facilities or restrictions on the sale of marine proteins produced from the Gulf of Mexico, (3) the effect of the oil spill, short-term and long-term, on the menhaden fishery or ecosystem supporting that fishery, and (4) customer perceptions about marine products from the Gulf of Mexico or the United States due to concerns about contamination or availability. In the event that one of these potential claims manifests itself and has a material adverse effect on the Company’s business, financial results and results of operations, the Company would have no further right of recovery.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Removed and Reserved

Item 5.   Other Information

OMEGA PROTEIN CORPORATION

In April 2011, the Company entered into a new union agreement with a three year term with an affiliate of the United Food and Commercial Workers Union. The union agreement covers approximately 150 vessel employees at the Company’s Reedville Virginia facility.

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

OMEGA PROTEIN CORPORATION

                         (Registrant)

August 3, 2011	By:	/s/ Bret D. Scholtes
(Executive Vice President, Chief Financial Officer)