Form 10-Q/A
period 2011-06-30
OMEGA PROTEIN CORP
filed 2011-08-24
CIK 1053650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

The sole purpose of this amendment to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, originally filed with the Securities and Exchange Commission on August 3, 2011, is to furnish Exhibit 101 to the Form 10-Q which contains the XBRL (eXtensible Business Reporting Language) Interactive Data Files for the financial statements and notes included in Part 1, Item 1 of the Form 10-Q. As permitted by Rule 405(a) (2)(ii) of Regulation S-T, Exhibit 101 was required to be furnished by amendment within 30 days of the original filing date of the Form 10-Q.

No changes have been made to the Form 10-Q other than the furnishing of Exhibit 101 described above. This amendment does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files contained in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6.	Exhibits

	Exhibit No.	Description of Exhibit

*	31.1	Rule 13a-14(a)/15d-14(a) Certification for Chief Executive Officer.

*	31.2	Rule 13a-14(a)/15d-14(a) Certification for Chief Financial Officer.

*	32.1	Section 1350 Certification for Chief Executive Officer.

*	32.2	Section 1350 Certification for Chief Financial Officer.

**	101.INS	XBRL Instance Document.

**	101.SCH	XBRL Taxonomy Extension Schema Document.

**	101.PRE	XBRL Taxonomy Presentation Linkbase Document.

**	101.LAB	XBRL Taxonomy Label Linkbase Document.

**	101.CAL	XBRL Taxonomy Calculation Linkbase Document.

**	101.DEF	XBRL Definition Linkbase Document.

*	Previously filed.
**	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under those Sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMEGA PROTEIN CORPORATION
(Registrant)

August 23, 2011	By:	/s/ Bret D. Scholtes
(Executive Vice President, Chief Financial Officer)