Form 10-Q
period 2011-09-30
OMEGA PROTEIN CORP
filed 2011-11-08
CIK 1053650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer	☐	Accelerated filer ☒

Non-accelerated filer	☐	Small reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐   No  ☒.

Number of shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, on November 3, 2011: 19,378,851.

OMEGA PROTEIN CORPORATION

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements and Notes
	Unaudited Condensed Consolidated Balance Sheet as of September 30, 2011 and December 31, 2010	3
	Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income for the three months and nine months ended September 30, 2011 and 2010	4
	Unaudited Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2011 and 2010	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37

Item 4.	Controls and Procedures	37

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	38

Item 1A.	Risk Factors	38

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 3.	Defaults Upon Senior Securities	39

Item 4.	Removed and Reserved	39

Item 5.	Other Information	39

Item 6.	Exhibits	39

Signatures		41

OMEGA PROTEIN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

(Dollars in thousands)

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements and Notes

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$51,020	$19,784
Receivables, net	27,393	11,492
Inventories	82,767	74,692
Deferred tax asset, net	394	1,673
Prepaid expenses and other current assets	4,723	3,641

Total current assets	166,297	111,282
Other assets, net	6,454	3,051
Energy swap asset, net of current portion	—	23
Property, plant and equipment, net	117,722	111,726
Goodwill and other intangible assets, net	12,799	10,702

Total assets	$303,272	$236,784

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$2,992	$2,994
Current portion of capital lease obligation	496	439
Accounts payable	3,270	2,776
Accrued liabilities	47,496	21,360

Total current liabilities	54,254	27,569
Long-term debt, net of current maturities	28,071	30,307
Capital lease obligation, net of current portion	407	820
Interest rate swap liability, net of current portion	—	98
Deferred tax liability, net	15,548	12,209
Pension liabilities, net	6,721	8,254
Energy swap liability, net of current portion	123	—

Total liabilities	105,124	79,257

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 authorized shares; none issued	—	—
Common Stock, $0.01 par value; 80,000,000 authorized shares; 19,378,851 and 18,827,278 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	194	188
Capital in excess of par value	124,144	116,950
Retained earnings	81,666	48,072
Accumulated other comprehensive loss	(7,856)	(7,683)

Total stockholders’ equity	198,148	157,527

Total liabilities and stockholders’ equity	$303,272	$236,784

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OMEGA PROTEIN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues	$71,741	$56,014	$172,373	$124,571
Cost of sales	58,315	40,742	128,511	94,461

Gross profit	13,426	15,272	43,862	30,110
Selling, general, and administrative expense	5,613	3,603	15,231	10,825
Research and development expense	466	415	1,450	1,349
Proceeds/gains resulting from Gulf of Mexico oil spill disaster	—	(587)	(26,177)	—
Other proceeds/gains resulting from natural disaster, net—2008 storms	—	—	—	(234)
Other proceeds/gains resulting from natural disaster, net—2005 storms	—	—	(787)	—
Loss (gain) on disposal of assets	199	(15)	649	253

Operating income	7,148	11,856	53,496	17,917
Interest income	6	22	34	28
Interest expense	(496)	(676)	(1,638)	(1,934)
Other expense, net	(50)	(143)	(164)	(321)

Income before income taxes	6,608	11,059	51,728	15,690
Provision for income taxes	1,873	4,089	18,134	5,758

Net income	4,735	6,970	33,594	9,932
Other comprehensive income (loss):
Energy swap adjustment, net of tax (benefit) expense of ($864), $79, ($395) and ($254), respectively	(1,605)	153	(756)	(493)
Pension benefits adjustment, net of tax expense of $105, $98, $123 and $293, respectively	194	190	583	568

Comprehensive income	$3,324	$7,313	$33,421	$10,007

Basic earnings per share	$0.24	$0.37	$1.75	$0.53

Weighted average common shares outstanding	19,374	18,819	19,200	18,792

Diluted earnings per share	$0.24	$0.37	$1.69	$0.53

Weighted average common shares and potential common share equivalents outstanding	20,073	18,929	19,931	18,852

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OMEGA PROTEIN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in thousands)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$33,594	$9,932
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,072	11,003
Other proceeds/gains resulting from natural disaster, net—2008 storms	—	(234)
Other proceeds/gains resulting from natural disaster, net—2005 storms	(787)	—
Loss on disposal of assets	649	253
Provisions for losses on receivables	36	36
Share based compensation	2,408	1,216
Deferred income taxes	4,703	5,596
Changes in assets and liabilities:
Receivables	(14,557)	(6,323)
Inventories	(8,075)	(7,069)
Prepaid expenses and other current assets	(2,088)	(1,093)
Other assets	(4,524)	(590)
Accounts payable	252	(1,365)
Accrued liabilities	28,124	8,902
Pension liability, net	(639)	(732)

Net cash provided by operating activities	51,168	19,532

Cash flows from investing activities:
Proceeds from insurance companies and grants, hurricanes	—	234
Proceeds from disposition of assets	2,232	50
Acquisition of InCon, net of cash acquired	(9,028)	—
Acquisition of Cyvex, net of cash acquired	(2,086)	—
Capital expenditures	(13,248)	(10,662)

Net cash used in investing activities	(22,130)	(10,378)

Cash flows from financing activities:
Principal payments of long-term debt	(2,238)	(1,951)
Principal payments of capital lease obligation	(356)	(279)
Proceeds from long term debt	—	10,000
Proceeds from stock options exercised	2,879	307
Excess tax benefit of stock options exercised	1,913	47

Net cash provided by financing Activities	2,198	8,124

Net increase in cash and cash equivalents	31,236	17,278
Cash and cash equivalents at beginning of year	19,784	2,177

Cash and cash equivalents at end of period	$51,020	$19,455

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES SUMMARY OF OPERATIONS AND BASIS OF PRESENTATION

Business Description

Omega Protein Corporation (the “Company”) operates through four primary subsidiaries: Omega Protein, Inc., Omega Shipyard, Inc., Cyvex Nutrition, Inc. and InCon Processing, L.L.C. Omega Protein, Inc. (“Omega Protein”), which is the Company’s principal operating subsidiary, operates in the menhaden harvesting and processing business and is the successor to a business conducted since 1913. Omega Shipyard, Inc. (“Omega Shipyard”) owns and operates a drydock facility in Moss Point, Mississippi. Cyvex Nutrition, Inc. (“Cyvex”), founded in 1984 and acquired by the Company on December 16, 2010, is located in Irvine, California and is an ingredient supplier in the nutraceutical industry. InCon Processing, L.L.C. (“InCon”), acquired by the Company on September 9, 2011, is located in Batavia, Illinois and is a specialty toll processor that utilizes molecular distillation technology to concentrate a variety of compound products, including Omega-3 fish oils. The Company also has a number of other immaterial direct and indirect subsidiaries.

Omega Protein Corporation is a nutritional ingredient company and the nation’s leading vertically integrated producer of Omega-3 fish oil and specialty fish meal products. Omega Protein produces and markets a variety of products produced from menhaden (a herring-like species of fish found in commercial quantities in the U.S. coastal waters of the Atlantic Ocean and Gulf of Mexico), including regular grade and value-added specialty fish meals, crude and refined fish oils and fish solubles. Omega Protein’s fish meal products are primarily used as a protein ingredient in animal feed for swine, aquaculture and household pets. Fish oil is utilized for animal and aquaculture feeds, industrial applications, as well as for additives to human food products and dietary supplements. Omega Protein’s fish solubles are sold primarily to livestock feed manufacturers, aquaculture feed manufacturers and for use as an organic fertilizer.

Omega Shipyard’s drydock facility is used to provide shoreside maintenance for Omega Protein’s fishing fleet and, subject to outside demand and excess capacity, occasionally for third-party vessels.

Cyvex is a premium, science-based nutraceutical supplier to dietary supplement manufacturers that focus on human health and wellness.

InCon is a specialty toll processor that designs, pilots, synthesizes and purifies specialty chemical compounds, utilizing molecular distillation technology to concentrate a variety of compound products, including Omega-3 fish oils.

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

In the opinion of management the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the Company’s consolidated financial position as of September 30, 2011, and the results of its operations for the three and nine month periods ended September 30, 2011 and 2010 and its cash flows for the nine month periods ended September 30, 2011 and 2010. Operating results are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Acquisition of InCon Processing

On September 9, 2011, the Company acquired all of the outstanding equity of InCon Processing, L.L.C., (“InCon”), a Delaware limited liability company, in a cash transaction pursuant to the terms of an equity purchase agreement. The Company believes that the acquisition of InCon’s concentration technology will allow Omega Protein to provide its customers with an enhanced range of Omega-3 fish oils in concentrated forms such as ethyl esters and triglycerides.

As consideration for the acquisition of InCon, the Company paid cash of $8.7 million, utilizing cash on hand, plus an additional $0.7 million representing InCon’s estimated working capital on the closing date. As part of the equity purchase agreement, the sellers may earn additional amounts based on the annual earnings before interest, taxes, depreciation, and amortization, of InCon’s toll processing and specialty product business during calendar years 2012 through 2016. The transaction has been accounted for using the acquisition method of accounting which requires, among other things, that most assets acquired and liabilities assumed from acquisitions be recognized at their fair values as of the acquisition date. See Note 2—Acquisition of InCon Processing, L.L.C.

Gulf of Mexico Oil Spill Disaster

In 2010, the Company accounted for $18.7 million in emergency payments received from the Gulf Coast Claims Facility (“GCCF”) during September and October related to damages incurred from the Gulf of Mexico oil spill disaster in its inventory and cost of sales. The payments partially reduced cost of sales by 6.0%, or $8.2 million, and $7.1%, or $7.2 million, for the nine months ended September 30, 2011 and 2010, respectively. With the recognition of these amounts, the Company has completed recognizing the $18.7 million in payments applied to its inventory cost pool as a result of the 2010 Gulf of Mexico oil spill disaster.

In April 2011, the Company agreed to a final settlement of all of its claims for costs and damages incurred as a result of the oil spill caused by the Deepwater Horizon explosion on April 20, 2010. As a result of the settlement, on April 18, 2011 the Company received a final payment of $26.2 million, net of fees and expenses, from the GCCF. The amount was recognized as “Proceeds/gains resulting from Gulf of Mexico oil spill disaster” in the Company’s Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income for nine months ended September 30, 2011.

In total, the Company received payments of $44.8 million, net of fees and expenses, from the GCCF in 2010 and 2011. As a part of the final settlement, the Company released and waived all current and future claims against BP and all other potentially responsible parties with regard to the oil spill.

For additional information, see Note 3—Gulf of Mexico Oil Spill Disaster.

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

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Interest rate swap balances at September, 30, 2011:

Date of Contract	Original Notional Amount	Notional Amounts as of September 30, 2011	Contracted Interest Rate	Total Liability as of September 30, 2011
April 4, 2007	$19,950,000	$7,481,300	5.16%	$162,800
February 7, 2008	10,237,500	3,937,500	3.36%	52,900
March 19, 2008	4,436,250	1,706,200	2.96%	19,800

		$13,125,000		$235,500

Interest rate swap balances at December 31, 2010:

Date of Contract	Original Notional Amount	Notional Amounts as of December 31, 2010	Contracted Interest Rate	Total Liability as of December 31, 2010
April 4, 2007	$19,950,000	$10,474,000	5.16%	$498,300
February 7, 2008	10,237,500	5,512,000	3.36%	161,800
March 19, 2008	4,436,250	2,389,000	2.96%	60,400

		$18,375,000		$720,500

On September 24, 2009, the Company paid $16.6 million of the borrowings outstanding under the term loan under its prior senior credit facility using the Company’s existing cash balances. Additionally, on October 21, 2009, the Company entered into a Loan Agreement with Wells Fargo Bank N.A. which replaced its prior senior credit facility. The details are described more fully in Note 9 to the consolidated financial statements of the Company’s Form 10-K for the fiscal year ended December 31, 2010. As a consequence of the debt prepayment and refinancing, the Company determined that the forecasted interest payments associated with the interest rate swaps would not occur. As a result, hedge accounting relating to the interest rate swaps was discontinued and all amounts previously recognized in accumulated other comprehensive loss were reclassified to earnings during 2009. The total interest (income) expense associated with the interest rate swap transactions for the three and nine months ended September 30, 2011 and 2010 was ($3,400), $109,400, $24,700 and $383,800, respectively. The interest rate swap agreements remained outstanding as of September 30, 2011.

As of September 30, 2011 and December 31, 2010, the Company has recorded a long-term liability of $0 and $98,000, respectively, net of the current portion in accrued liabilities of $235,500 and $622,500, respectively, to recognize the fair value of interest rate derivatives.

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

Energy swap balances at September 30, 2011:

Energy Swap	Consumption Period	Quantity	Price Per Unit	Energy Swap Asset (Liability) as of September 30, 2011	Deferred Tax Asset (Liability) as of September 30, 2011
Diesel— NYMEX Heating Oil Swaps	Oct—Nov, 2011	489,500 Gallons	$2.44	$167,700	$(58,700)
Natural Gas—NYMEX Natural Gas Swaps	Oct, 2011	52,500 MMBTUs	$5.01	(65,900)	23,100
Bunker C— No.6 0.3% NY-Platts Swaps and No.6 1.0% NY—Platts Swaps	Oct— Nov, 2011	504,000 Gallons	$1.98	208,900	(73,100)
Diesel— NYMEX Heating Oil Swaps	May—Nov, 2012	1,810,000 Gallons	$2.87	(362,700)	126,900

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Natural Gas— NYMEX Natural Gas Swaps	April—Oct, 2012	308,000 MMBTUs	$4.90	(211,600)	74,100
Bunker C—No.6 1.0% NY-Platts Swaps	Jun—Nov, 2012	1,045,800 Gallons	$2.31	(94,400)	33,000
Natural Gas—NYMEX Natural Gas Swaps	April—Oct, 2013	104,000 MMBTUs	$5.00	(27,600)	9,700

				$ (385,600)	$135,000

Energy swap balances at December 31, 2010:

Energy Swap	Consumption Period	Quantity	Price Per Unit	Energy Swap Asset (Liability) as of December 31, 2010	Deferred Tax Asset (Liability) as of December 31, 2010
Diesel— NYMEX Heating Oil Swap	May—Nov, 2011	1,714,000 Gallons	$2.12	$776,200	$(263,900)
Natural Gas— NYMEX Natural Gas Swap	April—Oct, 2011	336,000 MMBTUs	$5.24	(239,800)	81,500
Bunker C—No.6 0.3% NY-Platts Swap	May—Nov, 2011	672,000 Gallons	$1.77	206,500	(70,200)
Diesel—NYMEX Heating Oil Swap	May—Nov, 2012	648,000 Gallons	$2.50	57,400	(19,500)
Natural Gas—NYMEX Natural Gas Swap	April—Oct, 2012	101,000 MMBTUs	$5.30	(36,000)	12,200
Bunker C—No.6 1.0% NY-Platts Swap	Jun—Nov, 2012	378,000 Gallons	$2.00	1,300	(400)

				$765,600	$(260,300)

As of September 30, 2011 and December 31, 2010, Omega Protein has recorded a long-term (liability) asset of ($123,100) and $22,600, respectively, net of the current portion included in (accrued liabilities) prepaid expenses and other current assets of ($262,500) and $743,000, respectively, to recognize the fair value of energy swap derivatives, and has also recorded a deferred tax asset (liability) of $135,000 and ($260,300), respectively, associated therewith. The effective portion of the change in fair value from inception to September 30, 2011 is recorded in “accumulated other comprehensive loss” in the Company’s consolidated financial statements. The following table illustrates the changes recorded, net of tax, in accumulated other comprehensive loss resulting from the energy swap agreements (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Beginning balance	$1,354	$123	$505	$769
Net (gain) loss, net of tax, reclassified to unallocated inventory cost pool	(768)	103	(1,266)	260
Net change associated with current period swap transactions, net of tax	(837)	50	510	(753)

Ending balance	$(251)	$276	$(251)	$276

The $0.3 million reported in accumulated other comprehensive loss as of September 30, 2011 will be reclassified to the unallocated inventory cost pool in the period when the energy consumption takes place. The amount to be reclassified, net of taxes, during the next 12 months is expected to be approximately $0.2 million.

If, at any time, the swaps are determined to be ineffective, in whole or in part, due to changes in the Company’s energy usage or underlying hedge agreements or assumptions, the fair value of the portion of the energy swaps determined to be ineffective will be recognized as a gain or loss in cost of sales for the applicable period. See Note 18—Fair Value Disclosures for additional information.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Accumulated Comprehensive Loss

The components of accumulated other comprehensive loss included in stockholders’ equity are as follows:

	September 30, 2011	December 31, 2010
	(in thousands)
Fair Value of Energy Swaps, net of tax (benefit) provision of ($135) as of September 30, 2011 and $260 as of December 31, 2010	$(251)	$505
Pension Benefits Adjustments, net of tax benefit of $4,095 as of September 30, 2011 and $4,218 as of December 31, 2010	(7,605)	(8,188)

Accumulated other comprehensive loss	$(7,856)	$(7,683)

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

The Company amortizes other intangible assets with determinable lives over their estimated useful lives. The Company records an impairment charge on these assets when it determines that their carrying value may not be recoverable. The carrying value is not recoverable if it exceeds the undiscounted future cash flows resulting from the use of the asset and its eventual disposition. When there is existence of one or more indicators of impairment, the Company measures any impairment of intangible assets based on a projected discounted cash flow method using a discount rate determined by the Company’s management to be commensurate with the risk inherent in its business model. The Company’s estimates of future cash flows attributable to its other intangible assets require significant judgment based on the Company’s historical and anticipated results and are subject to many factors. See Note 10—Goodwill and Other Intangible Assets, for more information about goodwill and other intangible assets.

Recently Issued Accounting Standards

On September 15, 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment. The revised standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities the option of performing a qualitative assessment to determine whether further impairment testing is necessary. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. However, an entity can choose to early adopt even if its annual test date is before the issuance of the final standard, provided that the entity has not yet performed its 2011 annual impairment test or issued its financial statements. The Company is evaluating the impact, if any, the adoption will have on its consolidated financial statements.

On June 16, 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. The standard eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. An entity may present items of net income and other comprehensive income in one continuous statement, or in two separate, but consecutive statements. The change is intended to enhance comparability between entities that report under U.S. GAAP and those that report under International Financial Reporting Standards (IFRS), and to provide a more consistent method of presenting non-owner transactions that affect an entity’s equity. The guidance is effective as of the beginning of a fiscal year that begins after December 15, 2011, which corresponds to the Company’s first fiscal quarter beginning January 1, 2012. The Company currently reports other comprehensive income with net income in one statement. On October 21, 2011, the FASB decided to propose a deferral of that portion of the standard that would have required reclassifications of other comprehensive income on the face of the income statement. The Company is evaluating the impact, if any, the adoption will have on its consolidated financial statements.

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

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Stock-Based Compensation

Stock Options

The Company has a stock-based compensation plan, which is described in more detail in Note 14 to the consolidated financial statements of the Company’s Form 10-K for the fiscal year ended December 31, 2010. The Company has issued non-qualified stock options under its stock incentive plans. The options generally vest in equal installments over three years and expire in ten years. Non-vested options are generally forfeited upon termination of employment.

Net income for the three and nine months ended September 30, 2011 and 2010 includes $0.9 million, $0.5 million, $2.4 million, and $1.2 million ($0.6 million, $0.3 million, $1.6 million and $0.8 million after-tax), respectively, of stock-based compensation costs related to stock options which are primarily included in selling, general and administrative expenses in the unaudited condensed consolidated statement of operations. As of September 30, 2011, there was $4.6 million ($3.0 million after-tax) of total unrecognized compensation costs related to non-vested stock options that is expected to be recognized over a weighted-average period of 1.9 years, of which $0.8 million ($0.5 million after-tax) of total stock option compensation is expected to be recognized during the remainder of fiscal year 2011.

Restricted Stock

The Company has also issued shares of restricted stock under its 2006 Incentive Plan. Holders of shares of restricted stock are entitled to all rights of a stockholder of the Company with respect to the restricted stock, including the right to vote the shares and receive any dividends or other distributions. The shares are considered issued and outstanding on the date granted and are included in the basic earnings per share calculation.

In July 2011, the Company issued 15,698 shares of common stock to a new executive officer pursuant to a restricted stock agreement. Expenses related to the Company’s restricted stock grants are reflected in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations and amounted to $17,000 for the three and nine months ended September 30, 2011. As of September 30, 2011, there was $183,000 ($119,000 after-tax) of remaining future restricted stock expense to be recognized over a period of 2.75 years, of which $17,000 ($11,000 after-tax) is expected to be recognized during the remainder of fiscal year 2011.

NOTE 2. ACQUISITION OF INCON PROCESSING, L.L.C.

A. Description of the Transaction

On September 9, 2011, the Company acquired all of the outstanding equity of InCon Processing, L.L.C., a Delaware limited liability company, in a cash transaction pursuant to the terms of an equity purchase agreement. The equity of InCon was indirectly held by four individuals (the “Sellers”), three of whom will continue to be employed by InCon and will manage InCon’s business. InCon is now a wholly owned subsidiary of the Company. InCon is a specialty toll processor that designs, pilots, synthesizes and purifies specialty chemical compounds, utilizing molecular distillation technology to concentrate a variety of compound products, including Omega-3 fish oils.

B. Recording of Assets Acquired and Liabilities Assumed

At closing, the Company paid an aggregate cash purchase price for the equity of InCon of $8.7 million, utilizing cash on hand, and also paid $0.7 million representing InCon’s estimated working capital on the closing date. The working capital portion of the purchase price is subject to a post-closing adjustment to account for differences between estimated working capital and actual working capital of InCon as of the closing date.

The sellers, the majority of which were retained as employees after the acquisition, may earn additional amounts based on the annual earnings before interest, taxes, depreciation, and amortization (“EBITDA”) of InCon’s toll processing and specialty product business during calendar years 2012 through 2016. The annual earn-out payments are determined based on a percentage of InCon’s EBITDA which percentage ranges from five percent (5%) of the first $3.0 million of EBITDA to thirty percent (30%) of EBITDA in excess of $12.0 million.

The annual earn-out payments, if any, will be estimated on a quarterly basis and paid subsequent to year end. The Company will record the estimated contractual obligation as compensation expense during each year as it is deemed probable that such amount will be payable. In addition, the earn-out payments are subject to certain reductions associated with future InCon capital expenditures and forfeitures based on termination of employment.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

The Company incurred approximately $0.1 million in pretax transaction costs directly related to the acquisition that were expensed and included in selling, general and administrative expenses in the Unaudited Consolidated Statement of Operations for the three and nine months ended September 30, 2011. The acquisition costs consisted primarily of legal, advisory, valuation, and other consulting fees. The transaction has been accounted for using the acquisition method of accounting which requires, among other things, that most assets acquired and liabilities assumed from acquisitions be recognized at their fair values as of the acquisition date. Any excess of the purchase price over the fair values of the net assets acquired are recorded as goodwill. The following table summarizes the fair values of the InCon assets and acquired liabilities assumed based on the total consideration at acquisition of $9.4 million.

Amounts recognized as of acquisition date
(in thousands)
Working capital (a)	$714
Property, plant, and equipment, net	6,400
Identifiable intangible assets (b)	1,341

Total identifiable net assets	8,455
Goodwill	936

Total consideration	$9,391

(a)	Includes cash and cash equivalents, accounts receivable, and accounts payable.
(b)	See Note 10—Goodwill and other intangible assets for weighted average lives.

As of the acquisition date, the fair value of accounts receivable approximated book value acquired. The gross contractual amount receivable was $567,000, of which a $33,000 allowance for doubtful accounts was recorded.

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Specifically, the goodwill recorded as part of the acquisition of InCon includes the following:

•	the expected synergies and other benefits that we believe will result from combining the operations of InCon with the operations of Omega Protein and Cyvex,

•	any intangible assets that do not qualify for separate recognition,

•	the value of the going-concern element of InCon’s existing business (the higher rate of return on the assembled collection of net assets versus if Omega had acquired all of the net assets separately).

The Company does not amortize goodwill or indefinite-lived intangible assets but performs tests for impairment annually, or when indications of potential impairment exist, utilizing a fair value approach at the reporting unit level. See Note 10—Goodwill and Other Intangible Assets, for more information about goodwill and other intangible assets.

InCon’s results of operations are included in the Company’s Unaudited Condensed Consolidated Statement of Operations beginning on September 9, 2011. Revenues generated by InCon included in the Unaudited Condensed Consolidated Statement of Operations from September 9, 2011 through September 30, 2011 were approximately $0.2 million. Net loss for the same period was approximately $0.1 million.

C. Unaudited Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of the Company and InCon on a pro forma basis, as though the companies had been combined as of the beginning of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had actually taken place at the beginning of the period presented and is not intended to be a projection of future results or trends.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

	Revenue	Net Income (loss)
	(in thousands)
InCon from 09/09/2011—09/30/2011	$181	$(110)
2011 supplemental pro forma from July 1, 2011—September 30, 2011	$72,682	$4,686
2011 supplemental pro forma from January 1, 2011—September 30, 2011	$175,794	$33,529

2010 supplemental pro forma from July 1, 2010—September 30, 2010	$56,810	$6,782
2010 supplemental pro forma from January 1, 2010—September 30, 2010	$127,536	$9,541

NOTE 3. GULF OF MEXICO OIL SPILL DISASTER

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

On September 2 and October 19, 2010, Omega Protein received its first and second emergency payments from the GCCF of $7.3 million and $11.4 million, respectively. These payments were utilized in the following manner: 1) $0.6 million of the payments to offset previously recognized losses as of June 30, 2010 related to costs that were not able to be allocated to production as a result of intermittent plant closures, with the remainder used 2) to offset costs Omega Protein incurred to purchase 6,315 tons of fish meal which partially offset lost production, and 3) to offset the high costs per unit of production Omega Protein incurred during the 2010 fishing season in the Gulf of Mexico as a result of the closure of its fishing grounds.

The majority of the first and second emergency payments were credited to the 2010 unallocated inventory cost pool (including off-season costs). Because both of these payments were included in the cost per unit of production calculation for the 2010 fishing season, cost of sales was partially reduced by 6.0%, or $8.2 million, and 7.1%, or $7.2 million, for the nine months ended September 30, 2011 and 2010, respectively. With the recognition of these amounts, the Company completed recognizing the $18.7 million in payments applied to its inventory cost pool as a result of the 2010 Gulf of Mexico oil spill disaster.

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

In April 2011, the Company agreed to a final settlement of all of its claims for costs and damages incurred as a result of the oil spill caused by the Deepwater Horizon explosion. As a result of the settlement, on April 18, 2011 the Company received a final payment of $26.2 million, net of fees and expenses, from the GCCF. The amount was recognized as “Proceeds/gains resulting from Gulf of Mexico oil spill disaster” in the Company’s Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income for the nine months ended September 30, 2011.

In total, the Company received payments of $44.8 million, net of fees and expenses, from the GCCF, including the 2010 emergency payments described above. As a part of the final settlement, the Company released and waived all current and future claims against BP and all other potentially responsible parties with regard to the oil spill. Omega Protein cannot predict what effect the oil spill will have on future years’ fish catch or customer perceptions about its products.

NOTE 4. ACQUISITION OF CYVEX NUTRITION, INC.

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

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Cyvex’s revenues and net incomes for the three and nine month periods ending September 30, 2011 are presented in the following table.

	Revenue	Net income
	(in thousands)
July 1, 2011—September 30, 2011	$3,312	$558
January 1, 2011—September 30, 2011	$9,838	$1,197

As total consideration for the acquisition of Cyvex, the Company paid cash of $13.1 million, utilizing cash on hand, with no contingent consideration. This amount includes final post-closing cash payments of $2.1 million made to Cyvex’s former owner during the first quarter of 2011. The $2.1 million was included in accrued liabilities at December 31, 2010. See Note 10— Goodwill and other intangible assets.

B. Unaudited Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of the Company and Cyvex on a pro forma basis, as though the companies had been combined as of the beginning of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had actually taken place at the beginning of the period presented and is not intended to be a projection of future results or trends.

	Revenue	Net income
	(in thousands)
2010 supplemental pro forma from July 1, 2010—September 30, 2010	$58,786	$7,242
2010 supplemental pro forma from January 1, 2010—September 30, 2010	$133,586	$10,879

NOTE 5. RECEIVABLES, NET

Receivables as of September 30, 2011 and December 31, 2010 are summarized as follows:

	September 30, 2011	December 31, 2010
	(in thousands)
Trade	$20,708	$10,739
Insurance	5,760	18
State income tax	660	785
Energy swap settlements	445	—
Other	93	154

Total receivables	27,666	11,696
Less: allowance for doubtful accounts	(273)	(204)

Receivables, net	$27,393	$11,492

As of September 30, 2011, the current insurance receivable includes approximately $4.8 million related to the salvage costs and other related claims incurred by the Company associated with the sinking of the Sandy Point in May 2011. Other receivables include approximately $60,000 in post-closing working capital adjustments resulting from the September 9, 2011 acquisition of InCon.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

NOTE 6. INVENTORY

The major classes of inventory as of September 30, 2011 and December 31, 2010 are summarized as follows:

	September 30, 2011	December 31, 2010
	(in thousands)
Fish meal	$53,433	$43,945
Fish oil	15,002	13,159
Fish solubles	2,079	947
Nutraceutical products	1,594	1,535
Unallocated inventory cost pool (including off-season costs)	391	7,368
Other materials and supplies	10,268	7,738

Total inventory	$82,767	$74,692

Inventory at September 30, 2011 and December 31, 2010 is stated at the lower of cost or market. The elements of the September 30, 2011 unallocated inventory cost pool include Omega Protein’s plant and vessel related labor, utilities, rent, repairs and depreciation, to be allocated to inventories produced through the 2011 fishing season.

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

NOTE 7. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of September 30, 2011 and December 31, 2010 are summarized below:

	0000000000	0000000000
	September 30, 2011	December 31, 2010
	(in thousands)
Prepaid insurance	$2,388	$1,535
Energy swap asset	—	743
Selling expenses	1,828	771
Guarantee fees	9	24
Leases	115	94
Other prepaids and expenses	383	474

Total other assets, net	$4,723	$3,641

Amounts included in prepaid expenses and other current assets consist primarily of prepaid operating expenses including insurance, rents, and selling expenses. Energy swap assets are valued at each reporting date at their fair market value (see Note 18 – Fair Value Disclosures for additional information). Prepaid selling expenses are expensed in those periods in which the related revenue is recognized.

NOTE 8. OTHER ASSETS

Other assets as of September 30, 2011 and December 31, 2010 are summarized as follows:

	0000000000	0000000000
	September 30, 2011	December 31, 2010
	(in thousands)
Fish nets, net of accumulated amortization of $867 and $1,112	$1,596	$1,281
Insurance receivable, net of allowance for doubtful accounts	4,338	1,171
Title XI debt issuance costs	340	316
Other debt issuance costs	140	244
Deposits and other	40	39

Total other assets, net	$6,454	$3,051

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

As of September 30, 2011 and December 31, 2010, the long-term insurance receivable of $4.3 million and $1.2 million, respectively, primarily relates to Jones Act claims for employees aboard its vessels. This estimated amount is recorded gross of estimated claims which may be due to claimants and is included in accrued insurance liabilities.

Amortization expense for fishing nets amounted to approximately $0.3 million, $0.3 million, $0.9 million and $0.9 million for the three and nine months ended September 30, 2011 and 2010.

As of September 30, 2011 and December 31, 2010, the allowance for doubtful insurance receivable accounts was $0 million and $0.2 million, respectively.

NOTE 9. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of September 30, 2011 and December 31, 2010 are summarized as follows:

	September 30, 2011	December 31, 2010
	(in thousands)
Land	$7,690	$7,690
Plant assets	136,580	128,904
Fishing vessels	96,029	101,201
Furniture and fixtures	6,538	6,360
Construction in progress	9,938	3,294

Total property and equipment	256,775	247,449
Less: accumulated depreciation	(139,053)	(135,723)

Property, plant and equipment, net	$117,722	$111,726

Depreciation expense for the three and nine months ended September 30, 2011 and 2010 was $3.6 million, $3.5 million, $10.8 million and $10.0 million, respectively.

The Company capitalizes interest as part of the acquisition cost of a qualifying asset. Interest is capitalized only during the period of time required to complete and prepare the asset for its intended use. For the three and nine month periods ended September 30, 2011 and 2010, the Company capitalized interest of approximately $75,700, $56,800, $127,600 and $140,800 respectively.

NOTE 10. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table summarizes the changes in the carrying amount of goodwill resulting from the Company’s acquisitions (in thousands):

	00000000	00000000	00000000
	Cyvex	InCon	Total
January 1, 2011	$6,916	$—	$6,916
Acquisition—additional costs (1)	50	—	50
Acquisition (2)	—	936	936

September 30, 2011	$6,966	$936	$7,902

(1)	On December 16, 2010, the Company acquired Cyvex Nutrition, Inc., and the allocation of the purchase price over the fair value of the tangible and intangible assets acquired resulted in $6.9 million of goodwill. During the nine month period ended September 30, 2011, a final post-closing payment was made to account for differences between estimated and actual working capital of Cyvex as of the closing date. The final payment included an adjustment of $50,000 to the base purchase price that was recorded as additional goodwill.
(2)	On September 9, 2011, the Company acquired InCon Processing, L.L.C., and the allocation of the purchase price over the fair value of the tangible and intangible assets acquired resulted in $0.9 million of goodwill.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

InCon Intangibles

The intangible assets, other than goodwill as described above, acquired in the InCon acquisition were as follows (in thousands, except for weighted-average life):

	000000000	000000000
	September 30, 2011	Weighted Average Life
Carrying value of intangible assets subject to amortization:
Customer relationships, net	$175	10

Total intangible assets subject to amortization, net	$175
Indefinite life intangible assets—tradenames, trade secrets	1,166

Total intangible assets	$1,341

Amortization expense of InCon’s intangible assets for the three and nine month periods ended September 30, 2011 was $0. Estimated future amortization expense related to intangible assets is as follows (in thousands):

00000
Remainder of 2011	$4
2012	18
2013	18
2014	18
2015	18
Thereafter	99

Total estimated future amortization expense	$175

Cyvex Intangibles

The intangible assets, other than goodwill as described above, acquired in the Cyvex acquisition were as follows (in thousands, except for weighted-average life):

	0000000000	0000000000	0000000000
	September 30, 2011	December 31, 2010	Weighted Average Life
Carrying value of intangible assets subject to amortization:
Customer relationships, net	$2,840	$3,070	10

Total intangible assets subject to amortization, net	$2,840	$3,070
Indefinite life intangible assets—tradenames	716	716

Total intangible assets	$3,556	$3,786

Amortization expense of Cyvex’s intangible assets for the three and nine month periods ended September 30, 2011 was $77,000 and $230,000, respectively. Estimated future amortization expense related to intangible assets is as follows (in thousands):

00000000
Remainder of 2011	$77
2012	307
2013	307
2014	307
2015	307
Thereafter	1,535

Total estimated future amortization expense	$2,840

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

NOTE 11. NOTES PAYABLE AND LONG-TERM DEBT

At September 30, 2011 and December 31, 2010, the Company’s long-term debt consisted of the following:

	September 30, 2011	December 31, 2010
	(in thousands)
U.S. government guaranteed obligations (Title XI loans) collateralized by a first lien on certain vessels and certain plant assets:

Amounts due in installments through 2025, interest from 5.7% to 7.6%	$30,940	$33,147
Amounts due in installments through 2014, interest at Eurodollar rates plus 0.5% (0.7% at September 30, 2011 and December 31, 2010)	123	154

Total debt	31,063	33,301
Less current maturities	(2,992)	(2,994)

Long-term debt	$28,071	$30,307

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

As of September 30, 2011 and December 31, 2010, the Company had no amounts outstanding under the $35 million revolving credit facility with Wells Fargo Bank, N.A. and approximately $3.4 million in letters of credit issued primarily in support of worker’s compensation insurance programs. The Company has no off-balance sheet arrangements other than normal operating leases and standby letters of credit. Additionally, as of September 30, 2011, the Company was in compliance with all covenants under its bank loan agreement.

NOTE 12. CAPITAL LEASE OBLIGATION

On May 29, 2008 and July 10, 2008, the Company entered into capital lease agreements to lease barges for a period of 5 years. Following is a summary of future minimum payments under the capitalized lease agreements (in thousands):

Remainder of 2011	$142
2012	580
2013	277

Total minimum lease payments	999
Less amount representing interest	(96)

Present value of minimum payments	903
Less current portion of capital lease obligation	(496)

Long-term capital lease obligation	$407

As of September 30, 2011 and December 31, 2010, assets recorded under capital lease obligations are included in property, plant and equipment, net as follows (in thousands):

	000000000	000000000
	September 30, 2011	December 31, 2010
Fishing vessels and marine equipment, at cost	$2,076	$2,076
Less accumulated depreciation	(1,367)	(1,056)

Property, plant and equipment, net	$709	$1,020

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

NOTE 13. ACCRUED LIABILITIES

Accrued liabilities as of September 30, 2011 and December 31, 2010 are summarized as follows:

	September 30, 2011	December 31, 2010
	(in thousands)
Insurance	$8,413	$8,246
Salary and benefits	16,814	3,911
Trade creditors	5,179	2,730
Federal income tax	5,029	—
Taxes, other than federal income tax	1,377	73
Deferred revenue	9,932	3,357
Amounts due relating to Cyvex acquisition	—	2,036
Fair market value of energy swaps, current portion	263	—
Fair market value of interest rate swap, current portion	235	623
Accrued interest	253	262
Other	1	122

Total accrued liabilities	$47,496	$21,360

As of September 30, 2011 and December 31, 2010, deferred revenue was $9.9 million and $3.4 million, respectively, representing payments received from international customers related to revenues which were not recognized until the subsequent period due to revenue recognition criteria.

NOTE 14. COMMITMENTS AND CONTINGENCIES

InCon Contingency

On September 9, 2011, the Company acquired all of the outstanding equity of InCon Processing, L.L.C., (“InCon”), a Delaware limited liability company, in a cash transaction pursuant to the terms of an equity purchase agreement. The equity of InCon was indirectly held by four individuals (the “Sellers”), three of whom will continue to be employed by InCon and will manage InCon’s business. InCon is now a wholly owned subsidiary of the Company.

In addition to the acquisition date cash purchase price, the sellers may also earn additional amounts based on the annual earnings before interest, taxes, depreciation, and amortization (“EBITDA”) of InCon’s toll processing and specialty product business during calendar years 2012 through 2016. The annual earn-out payments are determined based on a percentage of InCon’s EBITDA which percentage ranges from five percent (5%) of the first $3.0 million of EBITDA to thirty percent (30%) of EBITDA in excess of $12.0 million.

The annual earn-out payments, if any, will be estimated on a quarterly basis and paid subsequent to year end. The Company will record the estimated contractual obligation as compensation expense during each year as it is deemed probable that such amount will be payable. In addition, the earn-out payments are subject to certain reductions associated with future InCon capital expenditures and forfeitures based on termination of employment.

Legal Contingencies

On May 18, 2011, the Company’s fishing vessel, F/V Sandy Point, was involved in a collision with a commercial cargo vessel, Eurus London. As a result of the collision, the Company’s vessel sank and three Company crew members died. The Company has filed a limitation action under maritime law to limit its potential liability for the incident to $50,000, the value of the sunken vessel, in the U.S. District Court for the Southern District of Mississippi. Representatives of the three deceased crewmembers have filed lawsuits against the Company alleging damages under various theories of liability. Any claims arising from the incident will be covered by the Company’s insurance program, subject to customary deductibles, which are not expected to have a material adverse effect on the Company’s business, financial results or results of operations.

In conjunction with the sinking of the vessel, the Company initially recorded an insurance receivable of approximately $4.0 million related primarily to costs expended salvaging the sunken vessel from the Mississippi ship channel and a receivable of $1.8 million related to the net insurance value of the vessel. The $1.8 million receivable related to the vessel value was received in August, 2011. The remaining insurance receivable increased to approximately $4.8 million as of September 30, 2011 primarily due to additional salvaging costs and related claims.

In March 2010, the Company was named as one of the defendants in a lawsuit filed in the Superior Court of the State of California, County of San Francisco, by Chris Manthey, Benson Chiles and Mateel Environmental Justice Foundation (the “Proposition 65 Matter”). The other defendants in the lawsuit are CVS Pharmacy, Inc., General Nutrition Corporation, New Health Group, Inc., Pharmavite LLC, Rite Aid Corporation, Solgar, Inc., and Twinlab Corporation. The plaintiffs allege that fish oil dietary supplements produced by the

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

defendants do not have adequate warnings regarding possible exposure to polychlorinated biphenyls (PCBs) as required by Proposition 65 under California law, and request that the court grant injunctive relief and award monetary civil penalties. The Company’s total fish oil supplement sales in the State of California since inception have been approximately $6,200. The Company believes that its products comply fully with federal law promulgated by the U.S. Food & Drug Administration, standards of the European Commission and state law, including California, and intends to vigorously defend the lawsuit. The Company does not believe that the resolution of this lawsuit will have a material adverse effect on the Company’s results of operations, cash flows or financial position. As of September 30, 2011, the Company had a $0.1 million accrual related to this matter.

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

In February 2011, the United States Coast Guard conducted an inspection of the vessels at the Company’s Reedville, Virginia facility regarding the Company’s vessel bilge water disposal practices. Based on the results of this inspection and subsequent correspondence and discussions with the Coast Guard, the Company conducted a full survey of its Reedville, Virginia fishing fleet to determine compliance with applicable laws and regulations. The survey has been submitted to the Coast Guard. Based on the Company’s findings and discussions with the Coast Guard, two of the Company’s Reedville based fishing vessels were temporarily delayed from fishing at the early May 2011 commencement of the Atlantic fishing season. Following the completion of necessary improvements and repairs and passing Coast Guard inspections, both of these vessels returned to full operations after the beginning of the fishing season. The delay did not materially impact its Atlantic fishing operations. The Company spent approximately $3.0 million to make improvements and repairs to the Reedville fleet.

NOTE 15. RECONCILIATION OF BASIC AND DILUTED PER SHARE DATA (in thousands except per share data)

	Earnings (Numerator)	Shares (Denominator)	Per Share Data
Three Months Ended September 30, 2011
Net earnings	$4,735	—

Basic earnings per common share:
Earnings available to common shareholders	$4,735	19,374	$0.24

Effect of dilutive securities:
Stock options assumed exercised	—	699

Diluted earnings per common share:
Earnings available to common shareholders plus stock options assumed exercised	$4,735	20,073	$0.24

	Earnings (Numerator)	Shares (Denominator)	Per Share Data
Three Months Ended September 30, 2010
Net Earnings	$6,970	—

Basic earnings per common share:
Earnings available to common shareholders	$6,970	18,819	$0.37

Effect of dilutive securities:
Stock options assumed exercised	—	110

Diluted earnings per common share:
Earnings available to common shareholders plus stock options assumed exercised	$6,970	18,929	$0.37

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

	Earnings (Numerator)	Shares (Denominator)	Per Share Data
Nine Months Ended September 30, 2011
Net earnings	$33,594	—

Basic earnings per common share:
Earnings available to common shareholders	$33,594	19,200	$1.75

Effect of dilutive securities:
Stock options assumed exercised	—	731

Diluted earnings per common share:
Earnings available to common shareholders plus stock options assumed exercised	$33,594	19,931	$1.69

	Earnings (Numerator)	Shares (Denominator)	Per Share Data
Nine Months Ended September 30, 2010
Net earnings	$9,932	—

Basic earnings per common share:
Earnings available to common shareholders	$9,932	18,792	$0.53

Effect of dilutive securities:
Stock options assumed exercised	—	60

Diluted earnings per common share:
Earnings available to common shareholders plus stock options assumed exercised	$9,932	18,852	$0.53

Options to purchase 135,000 shares of common stock at exercise prices ranging from $13.41 to $14.69 per share were outstanding during the three and nine months ended September 30, 2011 but were not included in the computation of diluted earnings per share because the adjusted exercise prices of the options based upon the assumed proceeds were greater than the average market price of the shares during that period.

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

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

NOTE 16. COMPONENTS OF NET PERIODIC BENEFIT COST

	0000000000	0000000000	0000000000	0000000000
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Service cost	$—	$—	$—	$—
Interest cost	319	340	957	1,019
Expected return on plan assets	(315)	(285)	(945)	(855)
Amortization of prior service costs	—	—	—	—
Amortization of net loss	294	287	882	861

Net periodic pension cost	$298	$342	$894	$1,025

For the nine months ended September 30, 2011 and 2010, the Company contributed approximately $1.5 million and $1.5 million, respectively, to the Company’s pension plan. The Company expects to make contributions of $0.4 million to the pension plan during the remainder of 2011.

NOTE 17. HURRICANE LOSSES, INSURANCE RECOVERIES AND OTHER PROCEEDS

2008 Hurricane Activity

During the nine months ended September 30, 2010, Omega Protein received a grant of $0.2 million from the State of Louisiana Hurricane Gustav and Ike Fisheries Recovery Program. The grant provided assistance for commercial fishing owners impacted by Hurricanes Gustav and Ike in 2008. The grant proceeds were recognized as “Other proceeds/gains resulting from natural disaster, net —2008 storms” in the Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income. No similar grants were received during the nine months ended September 30, 2011.

2005 Hurricane Activity

On August 31, 2007, the Company filed a lawsuit in the District Court of Harris, Texas 295th Judicial District, against its prior insurance broker, Aon Risk Services of Texas, who procured the Company’s property insurance policies for the 2005/2006 policy year, which were the subject of prior litigation as a result of claims relating to Hurricanes Rita and Katrina. In June 2011, all outstanding claims related to the lawsuit were settled and the Company recorded $0.8 million, net of fees and expenses, as “Other proceeds/gains resulting from natural disaster, net—2005 storms” in the Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income for the nine months ended September 30, 2011. As a part of the final settlement, the Company released and waived all claims against Aon for all matters addressed in the litigation.

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

The carrying amounts of cash and cash equivalents, accounts receivables, accounts payable, and accrued expenses approximate fair value because of the short maturity of these items. For non-financial assets, such as goodwill, carrying values are compared to fair value on an annual basis as required by impairment standards and the carrying value is reduced when determined necessary as a result of impairment testing. At September 30, 2011, the Company had no borrowings under its bank credit facility except for $3.4 million in letters of credit support obligations.

The carrying values and respective fair market values of the Company’s long-term debt are presented below (in thousands). The fair value of the Company’s long-term debt is estimated based on the quoted market prices available to the Company for issuance of similar debt with similar terms at September 30, 2011 and December 31, 2010.

	September 30, 2011	December 31, 2010
Long-term Debt:
Carrying Value	$31,063	$33,301
Estimated Fair Market Value	$34,200	$34,631

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2011 and December 31, 2010. As required by FASB ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	September 30, 2011
	Fair Value Measurements Using			Assets (Liabilities) at Fair Value
	Level 1	Level 2	Level 3
Liabilities (in thousands)
Energy swap liability	$—	$(386)	$—	$(386)
Interest rate swap liability	—	—	(235)	(235)

Total Liabilities	$—	$(386)	$(235)	$(621)

	December 31, 2010
	Fair Value Measurements Using			Assets (Liabilities) at Fair Value
	Level 1	Level 2	Level 3
Assets (Liabilities) (in thousands)
Energy swap asset	$—	$766	$—	$766
Interest rate swap liability	—	—	(721)	(721)

Total Assets (Liabilities)	$—	$766	$(721)	$45

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

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

The following table provides a reconciliation of all assets and (liabilities) measured at fair value on a recurring basis which use Level 3 or significant unobservable inputs or significant value drivers for the three and nine months ended September 30, 2011 and 2010 (in thousands). There have been no transfers between the hierarchy levels for the periods presented.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3 Inputs)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Beginning liability balance	$(394)	$(1,025)	$(721)	$(1,251)
Net gain (loss) reclassified into interest expense related to interest rate swap transactions unrealized	3	(109)	(25)	(384)
Net change associated with current period interest rate swap transactions realized	156	212	511	713

Ending liability balance	$(235)	$(922)	$(235)	$(922)

OMEGA PROTEIN CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

General

Omega Protein Corporation is a nutritional ingredient company and the nation’s leading vertically integrated producer of Omega-3 fish oil and specialty fish meal products. As used herein, the term the “Company” refers to Omega Protein Corporation and its consolidated subsidiaries, as applicable. The Company’s principal executive offices are located at 2105 City West Boulevard, Suite 500, Houston, Texas 77042-2838 (Telephone: (713) 623-0060).

The Company operates through four primary subsidiaries: Omega Protein, Inc., Omega Shipyard, Inc., Cyvex Nutrition, Inc. and InCon Processing, L.L.C. Omega Protein, Inc. (“Omega Protein”), the Company’s principal operating subsidiary, operates in the menhaden processing business and is the successor to a business conducted since 1913. Omega Shipyard, Inc. (“Omega Shipyard”) owns a drydock facility in Moss Point, Mississippi that is used to provide shoreside maintenance for Omega Protein’s fishing fleet and, subject to outside demand and excess capacity, occasionally for third-party vessels. Cyvex Nutrition, Inc. (“Cyvex”), founded in 1984 and acquired by the Company on December 16, 2010, is located in Irvine, California and participates in the nutraceutical industry as an ingredient provider. InCon Processing, L.L.C. (“InCon”), acquired by the Company on September 9, 2011, is located in Batavia, Illinois and is a specialty toll processor that utilizes molecular distillation technology to concentrate a variety of compound products, including Omega-3 fish oils. Revenues from Omega Shipyard, for third-party vessel work, and InCon were not material during the first nine months of 2011. The Company also has a number of other immaterial direct and indirect subsidiaries.

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

Under its production process, Omega Protein produces OmegaPure®, a taste-free, odorless refined fish oil which is the only marine source of long-chain Omega-3s directly affirmed (as opposed to self affirmed) by the U.S. Food and Drug Administration (“FDA”) as a food ingredient that is Generally Recognized as Safe (“GRAS”). Omega Protein also produces OmegaActiv ™, a concentrated form of OmegaPure® which is marketed as a dietary supplement.

Omega Protein operates four menhaden processing plants: two in Louisiana, one in Mississippi and one in Virginia. It also operates a Health and Science Center in Reedville, Virginia, which provides 100-metric tons per day fish oil processing capacity for the Company’s food, industrial and feed grade oils. Omega Protein’s technical center in Houston, Texas, the Omega Protein Technology and Innovation Center, has food science application labs as well as analytical, sensory, lipids research and pilot plant capabilities.

OMEGA PROTEIN CORPORATION

On December 16, 2010, the Company acquired Cyvex, a dietary supplement ingredient supplier based in Irvine, California. Cyvex is a premium, science-based nutraceutical supplier to dietary supplement manufacturers that focus on human health and wellness. The Company believes that the acquisition of Cyvex will expand its presence in the human health and wellness market and will provide access to supplement manufacturers who purchase a variety of ingredients, including fish oil. Prior to the acquisition, Cyvex’s unaudited revenues for 2010 were approximately $11.3 million.

On September 9, 2011, the Company acquired InCon, a specialty toll processor that designs, pilots, synthesizes and purifies specialty chemical compounds, utilizing molecular distillation technology to concentrate a variety of compound products, including Omega-3 fish oils. The Company believes that the acquisition of InCon’s concentration technology will allow Omega Protein to provide its customers with an enhanced range of Omega-3 fish oils in concentrated forms such as ethyl esters and triglycerides. The concentrated fish oils manufactured by InCon will be marketed and sold under the Company’s OmegaActiv™ brand by Cyvex.

Company Overview

    Menhaden Fishing

2011 Fishing Information. At September 30, 2011, Omega Protein owned a fleet of 45 fishing vessels and 34 spotter aircraft for use in its fishing operations and also leased additional aircraft where necessary to facilitate operations. During the 2011 fishing season in the Gulf of Mexico, which runs from mid-April through October, Omega Protein operates 28 fishing and carry vessels and 28 spotter aircraft. The fishing area in the Gulf is generally located along the Gulf Coast, with a concentration off the Louisiana and Mississippi coasts. The fishing season along the Atlantic coast began in early May and usually extends into December. Omega Protein is operating 9 fishing vessels and 7 spotter aircraft along the Mid-Atlantic coast, concentrated primarily in and around Virginia and North Carolina. The remaining fleet of fishing vessels and spotter aircraft are not routinely operated during the fishing season and are back-up to the active fleet, used for other transportation purposes, inactive or in the process of refurbishment in the Company’s shipyard. Historical fish catch and production results at the end of the third quarter for the past five years are as follows:

	2011	2010	2009	2008	2007
Fish Catch in Tons as of September 30,	514,527	367,650	417,712	388,935	475,566
Fish meal, oil and solubles production in tons (excludes refined)	176,699	129,803	159,227	156,077	179,449

The Company cautions that, because of the volatility of fish catch generally, partial year catch numbers are not indicative of results that may be expected for a full year. In addition, fish oil yields, which affect inventory costs and volumes available for sale, fluctuate from year to year and month to month. The Company’s 2011 oil yield results were the poorest in its recent history. For illustrative purposes, the Company’s oil yields for the 2011 fishing season through September 30, 2011 were lower by 19.2% compared to those in the same period in the 2010 fishing season and were lower by 30.6% compared to the Company’s 5 year oil yield average. The Company believes that the biological causes of lower fish oil yields generally relate to fish diet, weather and water temperature but such cause are not generally well understood. The impact of these poor oil yields has resulted in significantly higher per unit inventory cost and fewer volumes available for future sale. These higher unit costs and fewer volumes available for sale have adversely impacted financial results for the third quarter of 2011 and could be expected to adversely affect financial results through the second quarter of 2012.

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

Sales Contracts. Omega Protein sells a sizeable portion of its products on a forward contract basis of up to twelve months with the balance sold on a spot basis through purchase orders. Due to the 2010 Gulf of Mexico oil spill disaster, Omega Protein purchased additional fish meal from a third party to supplement its production and received reimbursement from BP through the GCCF for additional costs associated with this purchase. Historically, fish meal and fish oil sold on a forward contract basis has fluctuated from year-to-year based upon perceived market availability and forward price expectations. As of September 30, 2011, Omega Protein had either sold or sold forward on a contract basis approximately 160,300 tons of fish meal, 48,400 tons of fish oil and 7,700 tons of fish solubles for 2011.

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

OMEGA PROTEIN CORPORATION

Revenues Composition. The following tables set forth Omega Protein’s revenues by product (in millions) and the approximate percentage of total revenues represented thereby, for the indicated periods:

	Three Months Ended September 30,
	2011		2010
	Revenues	Percent	Revenues	Percent
Fish Meal
Regular Grade	$4.8	6.7%	$7.6	13.6%
Special Select	32.9	45.9	28.0	49.8
Sea-Lac	7.2	10.0	5.3	9.5
Fish Oil
Crude Oil	18.5	25.8	10.3	18.6
Refined Oil	3.2	4.5	3.6	6.4
Other Nutritional Ingredients	3.3	4.6	—	—
Fish Solubles and Other	1.8	2.5	1.2	2.1

Total	$71.7	100.0%	$56.0	100.0%

	Nine Months Ended September 30,
	2011		2010
	Revenues	Percent	Revenues	Percent
Fish Meal
Regular Grade	$16.8	9.7%	$20.0	16.1%
Special Select	84.2	48.9	55.7	44.7
Sea-Lac	13.0	7.5	10.1	8.1
Fish Oil
Crude Oil	32.9	19.1	24.2	19.4
Refined Oil	11.4	6.6	10.1	8.1
Other Nutritional Ingredients	9.8	5.7	—	—
Fish Solubles and Other	4.3	2.5	4.5	3.6

Total	$172.4	100.0%	$124.6	100.0%

The following tables set forth Omega Protein’s revenues by geography (in millions) and the approximate percentage of total revenues represented thereby, for the indicated periods:

	Three Months Ended September 30,
	2011		2010
	Revenues	Percent	Revenues	Percent
Domestic Revenues	$20.5	28.6%	$22.1	39.5%
Export Revenues	51.2	71.4	33.9	60.5

Total	$71.7	100.0%	$56.0	100.0%

	Nine Months Ended September 30,
	2011		2010
	Revenues	Percent	Revenues	Percent
Domestic Revenues	$62.4	36.2%	$64.2	51.5%
Export Revenues	110.0	63.8	60.4	48.5

Total	$172.4	100.0%	$124.6	100.0%

OMEGA PROTEIN CORPORATION

Customers and Marketing. Most of Omega Protein’s marine protein products are sold directly to approximately 320 customers by Omega Protein’s agriproducts sales department, while a smaller amount is sold through independent sales agents. Not including Cyvex or InCon, Omega Protein’s finished product inventory was $70.5 million as of September 30, 2011 versus $58.1 million as of December 31, 2010.

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

Occasionally Omega Protein’s fish catch and resultant product inventories are reduced, primarily due to adverse weather conditions, and Omega Protein further expands its purchase and resale of other fish meals and oils (primarily Panamanian, Peruvian and Mexican fish meal and U.S. menhaden fish meal and oil). Although operating margins from these activities are less than the margins typically generated from Omega Protein’s base domestic production, these operations provide Omega Protein with a source of fish meal and oil to sell into other markets, some of which Omega Protein has not historically had a presence. Omega Protein did not purchase any fish meal or fish oil during 2008. During 2009, Omega Protein purchased approximately 11,000 tons of menhaden fish meal, or approximately 7.6% of fish meal sales volumes for 2009. During 2010, due to the Gulf of Mexico oil spill disaster, Omega Protein purchased 6,315 tons of fish meal, or 6.2% of its fish meal sales volumes for 2010. During the first nine months of 2011 the Company did not purchase any fish meal or fish oil.

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

Omega Protein competes on price, quality and performance characteristics of its products, such as protein level and amino acid profile in the case of fish meal. The principal competition for Omega Protein’s fish meal and fish solubles is from other global production of marine proteins as well as other protein sources such as soybean meal and other vegetable or animal protein products. Other globally produced fish oils provide the primary market competition for Omega Protein’s fish oil, as well as soybean and rapeseed oil. Omega Protein believes, however, that these other non-marine sources are not complete substitutes because fish meal and fish oil offer nutritional values not contained in such other sources.

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

OMEGA PROTEIN CORPORATION

In February 2007, the Commonwealth of Virginia declined to adopt an ASMFC recommended plan but instead adopted its own restrictions whereby Omega Protein’s Chesapeake Bay menhaden harvest was capped for a five year period at a five-year average (2001 to 2005) of 109,020 metric tons per year. The Virginia restrictions also allow for a credit whereby any under-harvest in a particular year below the 109,020 metric ton cap would be added to increase the cap for the following year, up to a maximum of 122,740 metric tons per year. The Company supported Virginia’s proposal and voluntarily complied with its limitations in 2006 and subsequently thereafter after the cap was formally in place. The cap had no effect on Omega Protein’s Chesapeake Bay harvests in 2007, 2008, 2009 or 2010 and is not expected to have any material adverse effect on its Chesapeake Bay harvest in 2011. As a result of the underharvest in 2010, the 2011 Chesapeake Bay catch limit was 122,740 metric tons.

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

In March 2011, the ASMFC initiated a review regulatory process which if enacted would: (1) require annual updates on menhaden recruits, or the numbers of fish in their first year of life, currently reviewed only every three years; (2) begin a process of developing management reference points for identifying the relative status of the stock using broad ecosystem indicators, and (3) establish interim management targets and consider regulatory tools to assist managers in achieving these targets. The interim management reference point target will be based on achieving a rate of fishing that should result in 15% of the spawning potential the Atlantic menhaden stock would have if such stock were unfished. By comparison, in 2008, the estimate of this so-called “spawning potential ratio” was estimated to be 8%; however, those numbers have not been estimated for 2009, 2010, or 2011. The Company expects that such reassessment will not occur until the next stock assessment in 2012. These percentages do not necessarily translate into a corresponding percentage reduction in fish catch.

In August 2011, the ASMFC initiated a rulemaking process to establish the new management targets and set a new reference point, or baseline, for determining when the Atlantic menhaden stock is undergoing overfishing. It is also soliciting input on potential fishery management tools that can be used to manage the fishery to a recommended catch level. Public hearings have been held and a final decision on the new reference point and management target is expected to be made when the ASMFC meets on November 9, 2011. At this meeting, a decision will also be made as to whether to initiate a new rulemaking to develop a system of management for the fishery that could include quotas, limitations on the number of days fished annually, a shortened season, no action, or other measures.

The Company is unable to predict whether any management measures might be necessary for the 2012 fishing season or beyond. Because the process of developing a management program will take time and involve further public hearings, the Company does not expect any new constraints to be placed upon the fishery in 2012. Revised scientific information on the status of the stock should be available in 2012. It is possible that this information will influence the types of measures or extent of allowable fishing under a new management system, if adopted. The Company expects, based on management of other fisheries by the ASMFC, that the total amount of allowable menhaden harvest will vary proportionally with the estimated size of the menhaden population.

It is possible that this ASMFC regulatory process could have a material adverse effect on the Company’s business, financial results and results of operations.

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

The FDA defines a dietary supplement to be a product taken by mouth that contains a dietary ingredient intended to supplement the diet. Dietary ingredients may include vitamins, minerals, herbs or other botanicals, amino acids, and substances such as enzymes, organ tissues, glandulars, and metabolites. Dietary supplement ingredients can also be in the form of extracts or concentrates. Dietary supplements may be manufactured and sold in many forms, such as tablets, capsules, softgels, gelcaps, liquids, or powders. Cyvex markets and sells an extensive list of nutraceutical ingredients derived from fruit, krill, vegetables, botanicals and fish.

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

On September 9, 2011, the Company acquired InCon, a specialty toll processor that designs, pilots, synthesizes and purifies specialty chemical compounds, utilizing molecular distillation technology to concentrate a variety of compound products, including Omega-3 fish oils. The Company believes that the acquisition of InCon’s concentration technology will allow Omega Protein to provide its customers with an enhanced range of Omega-3 fish oils in concentrated forms such as ethyl esters and triglycerides. The concentrated fish oils manufactured by InCon will be marketed and sold under the Company’s OmegaActiv™ brand by Cyvex.

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

Specifically with respect to inventory, Omega Protein’s per unit cost of production is estimated prior to the beginning of each fishing season based on total estimated fishing costs (including off-season costs) divided by estimated total units of production. Omega Protein adjusts the cost of sales, unallocated inventory cost pool and inventory balances at the end of the second, third and fourth quarters based on revised estimates of total units of production to total inventoriable costs. For the most part, Omega Protein begins selling its current season’s production during the third quarter and sells that production until the second quarter of the following year. From 2006 to 2009, the average cost per unit of production estimate increased 3% from the third quarter to the fourth quarter of each respective year. During 2010, as a result of the larger than anticipated production in the fourth quarter, cost per unit of production for the 2010 fourth quarter decreased 9% as compared to the 2010 third quarter.

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

OMEGA PROTEIN CORPORATION

Results of Operations

The following table sets forth as a percentage of revenues, certain items of the Company’s results of operations for each of the indicated periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	81.3	72.7	74.6	75.8

Gross profit	18.7	27.3	25.4	24.2
Selling, general and administrative expense	7.8	6.3	8.8	8.6
Research and development expense	0.6	0.9	0.8	1.2
Proceeds/gains resulting from Gulf of Mexico oil spill disaster	—	(1.1)	(15.2)	—
Other proceeds/gains resulting from natural disaster, net—2008 storms	—	—	—	(0.2)
Other proceeds/gains resulting from natural disaster, net—2005 storms	—	—	(0.5)	—
Loss (gain) on disposal of assets	0.3	—	0.5	0.2

Operating income	10.0	21.2	31.0	14.4
Interest income	—	—	—	—
Interest expense	(0.7)	(1.2)	(0.9)	(1.6)
Other expense, net	(0.1)	(0.3)	(0.1)	(0.2)

Income before income taxes	9.2	19.7	30.0	12.6
Provision for income taxes	2.6	7.3	10.5	4.6

Net income	6.6%	12.4%	19.5%	8.0%

Interim Results for the Third Quarters ended September 30, 2011 and September 30, 2010

Revenues. Revenues increased $15.7 million, or 28.1%, from $56.0 million for the three months ended September 30, 2010 to $71.7 million for the three months ended September 30, 2011. The increase in revenues was primarily due to higher sales volumes of 43.1% for the Company’s fish meal and higher sales prices and volumes of 11.6% and 39.5%, respectively, for the Company’s fish oil, partially offset by decreased sales prices of 23.2% for the Company’s fish meal. Considering fish meal, fish oil and fish solubles sales activities in total, the Company experienced an $8.3 million decrease in revenues due to the decrease in sales prices and a $20.6 million increase in revenue caused by increased sales volumes, when comparing the three months ended September 30, 2011 to the three months ended September 30, 2010. The increase in fish meal sales and fish oil volumes in the third quarter of 2011 is primarily due to the quantity of inventory available for sale as well as export demand. The increase in fish oil sales prices is due to increased export demand primarily from the aquaculture industry as well as a general increase in global commodity pricing for fats and oils. The decrease in fish meal sales prices in the third quarter of 2011 is primarily due to an increased global supply of fish meal available for sale, particularly from South America. Additionally, Cyvex, acquired by the Company in December 2010, contributed $3.3 million of revenue to the quarter ended September 30, 2011.

Cost of sales. Cost of sales, including depreciation and amortization, for the quarter ended September 30, 2011 was $58.3 million, a $17.6 million increase, or 43.1%, as compared to the quarter ended September 30, 2010. Cost of sales as a percentage of revenues was 81.3% for the quarter ended September 30, 2011 as compared to 72.7% for the quarter ended September 30, 2010. The increase in cost of sales as a percentage of revenue was primarily the result of decreased fish meal sales prices as discussed above, partially offset by increased fish oil sales prices realized in the third quarter of 2011 as compared to the third quarter of 2010. Additionally, cost per unit of production was consistent during the two periods despite the increased fish catch during the quarter ended September 30, 2011. The benefit of increased fish catch on cost per unit of production was offset by decreased fish oil yields. Cyvex’s cost of sales for the quarter ended September 30, 2011 was $1.7 million.

Gross profit. Gross profit decreased $1.9 million, or 12.1%, from $15.3 million for the quarter ended September 30, 2010 to $13.4 million for the quarter ended September 30, 2011. Gross profit as a percentage of revenue was 18.7% for the quarter ended September 30, 2011 as compared to 27.3% for the quarter ended September 30, 2010. The decrease in gross profit as a percentage of revenue was primarily due to the decrease in fish meal sales prices experienced in the third quarter of 2011 as compared to the third quarter of 2010, as discussed above. Cyvex’s gross profit as a percentage of revenue was 48.2% for the quarter ended September 30, 2011.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $2.0 million, or 55.8%, from $3.6 million for the quarter ended September 30, 2010 to $5.6 million for the quarter ended September 30, 2011. The increase in selling, general and administrative expenses is primarily due to the addition of Cyvex’s related expenses of $0.8 million and increased employee compensation related costs including, but not limited to, stock option and restricted stock compensation expense of $0.5 million.

OMEGA PROTEIN CORPORATION

Research and development expenses. Research and development expenses were $0.5 million and $0.4 million for the three months ended September 30, 2011 and 2010, respectively.

Proceeds/gains resulting from Gulf of Mexico oil spill disaster. During the quarter ended September 30, 2010, the Company received its first emergency payment from the Gulf Coast Claims Facility of $7.3 million of which $0.6 million offset the loss recognized for the quarter ended June 30, 2010, prior to the receipt of any funds, and the remainder was recognized in the unallocated inventory cost pool. No such amount was recognized during the quarter ended September 30, 2011.

Loss (gain) on disposal of assets. The Company recorded a net loss on disposal of assets of $0.2 million for the three months ended September 30, 2011 primarily related to the disposal of two fishing vessels. For the three months ended September 30, 2010, the Company recorded a gain on disposal of assets of $15,000 relating to the disposal of miscellaneous plant assets in the ordinary course of business.

Operating income. The Company’s operating income decreased $4.8 million from $11.9 million for the quarter ended September 30, 2010 to $7.1 million for the quarter ended September 30, 2011. As a percentage of revenues, operating income decreased from 21.2% for the quarter ended September 30, 2010 to 10.0% for the quarter ended September 30, 2011.

Interest income. Interest income decreased by $16,000 from $22,000 for the three months ended September 30, 2010 to $6,000 for the three months ended September 30, 2011. The decrease was primarily due to the decreased interest rate upon which interest is earned during the quarter ended September 30, 2011 as compared to the quarter ended September 30, 2010.

Interest expense. Interest expense was $0.5 million and $0.7 million for the quarters ended September 30, 2011 and 2010, respectively. The decrease in interest expense primarily relates to a smaller interest rate swap adjustment for the quarter ended September 30, 2011 as compared to the quarter ended September 30, 2010.

Other expense, net. Other expense, net was $0.1 million for the quarters ended September 30, 2011 and 2010.

Provision for income taxes. The Company recorded a $1.9 million provision for income taxes for the quarter ended September 30, 2011 representing an effective tax rate of 28.3% for income taxes compared to 37.0% for the quarter ended September 30, 2010. The decrease in the effective tax rate is primarily a result of the impact of certain nondeductible items and the increased level of expected book income. The Company believes that it is more probable than not that the recorded estimated deferred tax asset benefits and state operating loss carry-forwards will be realized except for the amount for which a valuation allowance has been provided. The statutory tax rate of 35% and 34% for U.S. federal taxes was in effect for the three month periods ended September 30, 2011 and 2010, respectively.

Interim Results for the Nine Months ended September 30, 2011 and September 30, 2010

Revenues. Revenues increased $47.8 million, or 38.4%, from $124.6 million for the nine months ended September 30, 2010 to $172.4 million for the nine months ended September 30, 2011. The increase in revenues was primarily due to higher sales volumes of 49.1% for the Company’s fish meal and higher sales prices and volumes of 28.2% and 1.0%, respectively, for the Company’s fish oil, partially offset by decreased sales prices of 11.0% for the Company’s fish meal. Considering fish meal, fish oil and fish solubles sales activities in total, the Company experienced a $1.6 million decrease in revenues due to the decrease in sales prices and a $39.1 million increase in revenue caused by increased sales volumes, when comparing the nine months ended September 30, 2011 to the nine months ended September 30, 2010. The increase in fish meal sales volumes in the first nine months of 2011 is primarily due to the quantity of inventory available for sale as well as export demand. The increase in fish oil sales prices in the first nine months of 2011 is due to increased export demand primarily from the aquaculture industry as well as a general increase in commodity pricing for fats and oils. The decrease in fish meal sales prices for the first nine months of 2011 is primarily due to an increased global supply of fish meal available for sale, particularly from South America. Additionally, Cyvex, acquired by the Company in December 2010, contributed $9.8 million and Omega Shipyard, Inc. contributed $0.3 million of revenue for the nine months ended September 30, 2011.

Cost of sales. Cost of sales, including depreciation and amortization, for the nine months ended September 30, 2011 was $128.5 million, a $34.1 million increase, or 36.0%, as compared to the nine months ended September 30, 2010. Cost of sales as a percentage of revenues was 74.6% for the nine months ended September 30, 2011 as compared to 75.8% for the nine months ended September 30, 2010. The decrease in cost of sales as a percentage of revenue was primarily due to the increase in fish oil sales prices realized in the first nine months of 2011 as compared to the first nine months of 2010 partially offset by the decrease in fish meal

OMEGA PROTEIN CORPORATION

sales prices over the same period as discussed above. Additionally, cost per unit of production was consistent during the two periods despite the increased fish catch during the nine months ended September 30, 2011. The benefit of increased fish catch on cost per unit of production was offset by decreased fish oil yields. Cyvex’s cost of sales for the nine months ended September 30, 2011 was $5.9 million and Omega Shipyard, Inc.’s cost of sales was $0.3 million.

Gross profit. Gross profit increased $13.8 million, or 45.7% from $30.1 million for the nine months ended September 30, 2010 to $43.9 million for the nine months ended September 30, 2011. Gross profit as a percentage of revenue was 25.4% for the nine months ended September 30, 2011 as compared to 24.2% for the nine months ended September 30, 2010. The increase in gross profit as a percentage of revenue was primarily due to the increase in fish oil sales prices experienced in the first nine months of 2011 as compared to the first nine months of 2010, as discussed above, offset by the decrease in fish meal sales prices. Cyvex’s gross profit as a percentage of revenue was 39.9% for the first nine months of 2011. Cyvex’s gross profit percentage was negatively impacted during the first nine months of 2011 by the one time inventory write-up to fair value that was made in conjunction with Cyvex being acquired by the Company in December 2010.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $4.4 million, or 40.7%, from $10.8 million for the nine months ended September 30, 2010 to $15.2 million for the nine months ended September 30, 2011. The increase in selling, general and administrative expenses is primarily due to the addition of Cyvex’s related expenses of $2.1 million and increased employee compensation related costs including, but not limited to, stock option and restricted stock compensation expense of $1.2 million. In addition, the Company accrued a reserve during the nine months ended September 30, 2011 of approximately $0.4 million relating to the Proposition 65 Matter. See Part II Other Information—Item 1 Legal Proceedings.

Research and development expenses. Research and development expenses were $1.4 million and $1.3 million for the nine months ended September 30, 2011 and 2010, respectively.

Proceeds/gains resulting from Gulf of Mexico oil spill disaster. During the nine months ended September 30, 2011, the Company received $26.2 million, net of fees and expenses, from the GCCF in connection with the final settlement of the Company’s claims related to the impacts of the 2010 Gulf of Mexico oil spill disaster. No such amount was recognized during the nine months ended September 30, 2010.

Other proceeds/gains resulting from natural disaster, net—2008 storms. For the nine months ended September 30, 2010, the Company recognized a gain of $0.2 million related to a grant from the State of Louisiana Hurricane Gustav and Ike Fisheries Recovery Program. No such amount was recognized during the nine months ended September 30, 2011.

Other proceeds/gains resulting from natural disaster, net—2005 storms. For the nine months ended September 30, 2011, the Company recognized a gain of $0.8 million, net of fees and expenses, in connection with the final settlement of the Company’s claims against its prior insurance broker stemming from the hurricanes affecting the Company in 2005. No such amount was recognized during the nine months ended September 30, 2010.

Loss (gain) on disposal of assets. The Company recorded a net loss on disposal of assets of $0.6 million for the nine months ended September 30, 2011 primarily related to the disposal of four fishing vessels, partially offset by insurance proceeds related to the disposal of one of the vessels. For the nine months ended September 30, 2010, the Company recorded a loss on disposal of assets of $0.3 million relating to the decommissioning of two fishing vessels which were sold as scrap.

Operating income. The Company’s operating income increased $35.6 million from $17.9 million for the nine months ended September 30, 2010 to $53.5 million for the nine months ended September 30, 2011. As a percentage of revenues, operating income increased from 14.4% for the nine months ended September 30, 2010 to 31.0% for the nine months ended September 30, 2011. Excluding the above mentioned GCCF final settlement of $26.2 million from operating income for the nine months ended September 30, 2011 would have resulted in $27.3 million of operating income or 15.8% as a percentage of revenues.

Interest income. Interest income increased by $6,000 from $28,000 for the nine months ended September 30, 2010 to $34,000 for the nine months ended September 30, 2011. The increase was primarily due to the increased cash balance upon which interest is earned during the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.

Interest expense. Interest expense decreased $0.3 million from $1.9 million for the nine months ended September 30, 2010 to $1.6 million for the nine months ended September 30, 2011. The decrease for the nine months ended September 30, 2011 was primarily attributable to the reduction in interest expense related to interest rate swaps.

Other expense, net. Other expense, net was $0.2 million and $0.3 million for the nine months ended September 30, 2011 and 2010, respectively.

OMEGA PROTEIN CORPORATION

Provision for income taxes. The Company recorded an $18.1 million provision for income taxes for the nine months ended September 30, 2011 representing an effective tax rate of 35.1% for income taxes compared to 36.7% for the nine months ended September 30, 2010. The Company believes that it is more probable than not that the recorded estimated deferred tax asset benefits and state operating loss carry-forwards will be realized except for the amount for which a valuation allowance has been provided. The statutory tax rate of 35% and 34% for U.S. federal taxes was in effect for the nine month periods ended September 30, 2011 and 2010, respectively.

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

Liquidity and Capital Resources

Historically, the Company’s primary sources of liquidity and capital resources have been cash flows from operations, bank credit facilities and term loans from various lenders provided pursuant to the U.S. Maritime Administration’s Fisheries Finance Program (“FFP”), which is offered through National Marine Fisheries Services (“NMFS”) under Title XI of the Marine Act of 1936 (“Title XI”). These sources of cash flows have been used for operations, capital expenditures, payment of long-term debt, the acquisitions of Cyvex and InCon, purchases of fish meal and fish oil and the purchase and retirement of shares of the Company’s common stock in 2006.

At September 30, 2011, the Company had an unrestricted cash balance of $51.0 million, an increase of $31.2 million from December 31, 2010. This increase was primarily due to the sale of inventory, the final settlement of the Company’s claims relating to damages resulting from the Gulf of Mexico oil spill disaster with the GCCF and proceeds from the exercise of stock options and was partially offset by spending related to the 2011 fishing season, capital spending, debt payments, the acquisition of InCon Processing and final payments related to the acquisition of Cyvex. Omega Protein’s annual revenues and its resulting liquidity are highly dependent on annual fish catch, production yields, selling prices for its products and inventories available for sale. Omega Protein’s average selling prices for its products for the nine months ended September 30, 2011 were 2.1% lower than its average selling prices for the year ended December 31, 2010. Additionally, Omega Protein experienced a 4.2% higher per unit cost of sales during the nine months ended September 30, 2011 as compared to the year ended December 31, 2010.

The aggregate amount of the Company’s outstanding indebtedness at September 30, 2011 was approximately $31.1 million compared to approximately $33.3 million at December 31, 2010. The Company has a moderately leveraged financial structure which could limit its financial flexibility. In particular, the Company will be required to use a portion of its cash flows to pay principal and interest on its debt, which will reduce the amount of money the Company has for operations, capital expenditures, expansion, acquisitions or general corporate or other business activities. In addition, the covenants contained in the Company’s debt agreements limit its ability to borrow money in the future for acquisitions, capital expenditures or to meet the Company’s operating expenses or other general corporate obligations. See “Risk Factors—The Company has a moderate amount of indebtedness, which may adversely affect its ability to operate its business, remain in compliance with debt covenants and make payments on its debt” in the Company’s 2010 Form 10-K.

The Company has or had contracted through energy swap derivatives or has stop losses for approximately 80%, 45% and 3% of its budgeted 2011, 2012 and 2013 energy use, respectively.

Source of Capital: Operations

Net cash flow provided by operating activities increased from approximately $19.5 million for the nine months ended September 30, 2010 to $51.2 million for the nine months ended September 30, 2011. The increase in operating cash flow is primarily attributable to increased revenue associated with increased sales volumes of 29% of the Company’s inventory and the $26.2 million in proceeds related to the final settlement with the GCCF for its claims for costs and damages incurred as a result of the 2010 Gulf of Mexico oil spill disaster.

OMEGA PROTEIN CORPORATION

Source of Capital: Debt

Net financing activities provided cash of $2.2 million and $8.1 million during the nine month periods ended September 30, 2011 and 2010, respectively. The nine month period ended September 30, 2011 included $4.8 million in proceeds and tax effects received from stock options exercised partially offset by $2.6 million in debt and capital lease principal payments. The nine month period ended September 30, 2010 included $10.0 million in proceeds from a Title XI term loan, $2.2 million in debt and capital lease principal payments and $0.4 million in proceeds and tax effects received from stock options exercised.

On December 1, 2005, pursuant to the Title XI program, the United States Department of Commerce Fisheries Finance Program (the “FFP”) approved a second financing application made by the Company in the amount of $16.4 million (the “Second Approval Letter”). In May 2006, the Company submitted a $6.3 million financing request under the Second Approval Letter. The Company closed on the $6.3 million FFP loan in the first quarter of 2007. In September 2009, the Company submitted a $10.0 million financing request under the remaining Second Approval Letter. The Company closed on the $10.0 million financing request on June 1, 2010. On June 20, 2011, the FFP approved a third financing application made by the Company in the amount of $10.0 million (the “Third Approval Letter”). To date, the Company has not submitted any financing requests under the Third Approval Letter. As of September 30, 2011, the Company had approximately $31.1 million of borrowings outstanding under Title XI and was in compliance with all of the covenants contained therein.

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

As of September 30, 2011, the Company had no amounts outstanding under the Loan Agreement and approximately $3.4 million in letters of credit issued primarily in support of worker’s compensation insurance programs. The Company has no off-balance sheet arrangements other than normal operating leases and standby letters of credit.

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

As of September 30, 2011, the Company was in compliance with all covenants under the Loan Agreement and expects to be in compliance for the remainder of 2011. For a more detailed description of the Loan Agreement, see the Company’s report on Form 8-K filed with the SEC on October 23, 2009.

OMEGA PROTEIN CORPORATION

Use of Capital: Operations

Net investing activities used cash of $22.1 million and $10.4 million for the nine month periods ended September 30, 2011 and 2010, respectively. The Company’s investing activities consist mainly of acquisition costs and capital expenditures for equipment purchases, replacements, vessel refurbishments, and fish oil refining processes. The Company made capital expenditures of approximately $13.2 million and $10.7 million, for the nine month periods ended September 30, 2011 and 2010, respectively. The Company anticipates making an additional $8 million to $12 million in capital expenditures during the remainder of 2011 primarily for the construction and refurbishment of vessels and plant assets and for the repair of certain equipment. Investing activities for the nine month period ended September 30, 2011 also includes $9.0 million, net of cash received, for the acquisition of InCon in September 2011, $2.1 million of final closing payments related to the Cyvex acquisition which took place in December 2010 and $2.2 million in proceeds for the disposition of assets.

Use of Capital: Acquisitions

The Company from time to time considers potential transactions including, but not limited to, enhancement of physical facilities to improve production capabilities, the acquisition of other businesses and the repurchase of the Company’s common stock. Certain of the potential transactions reviewed by the Company would, if completed, result in its entering new lines of business (generally including certain businesses to which the Company sells its products such as pet food manufacturers, aquaculture feed manufacturers, fertilizer companies and organic foods manufacturers and distributors), although historically, reviewed opportunities have been generally related in some manner to the Company’s existing operations or which would have added new protein products to the Company’s product lines. Depending on the size of the acquisition, the Company would expect to finance the transaction using internally generated cash flows and its current credit agreements, or, if necessary, equity or debt financings. The Company cannot assure that such financings will be available on acceptable terms, if at all.

On December 16, 2010, the Company completed the acquisition of 100% of the outstanding common stock of Cyvex in a cash transaction pursuant to the terms of a Stock Purchase Agreement with the founder and sole shareholder of Cyvex. Cyvex now is a wholly owned subsidiary of the Company and is included in the Company’s consolidated financial statements.

On September 9, 2011, the Company acquired all of the outstanding equity of InCon Processing in a cash transaction pursuant to the terms of an equity purchase agreement. InCon is now a wholly owned subsidiary of the Company and is included in the Company’s consolidated financial statements.

Use of Capital: Contractual Obligations

The following tables aggregate information about the Company’s contractual cash obligations and other commercial commitments (in thousands) as of September 30, 2011:

	Payments Due by Period
Contractual Cash Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years
Long-term debt	$31,063	$2,992	$6,154	$5,531	$16,386
Capital lease obligation	903	496	407	—	—
Interest on long-term debt and capital lease obligation	11,094	1,992	3,222	2,431	3,449
Operating lease obligations	6,542	2,037	3,543	886	76
Pension Funding	10,760	1,948	4,261	2,976	1,575

Total Contractual Cash Obligations	$60,362	$9,465	$17,587	$11,824	$21,486

The Company believes that the existing cash, cash equivalents, cash flow from operations and funds available through the Loan Agreement and/or Title XI indebtedness described above will be sufficient to meet its working capital and capital expenditure requirements through the next twelve months.

There have been no significant changes to the Company’s contractual cash obligations during the quarterly period ending September 30, 2011.

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

In March 2010, the Company was named as one of the defendants in a lawsuit filed in the Superior Court of the State of California, County of San Francisco, by Chris Manthey, Benson Chiles and Mateel Environmental Justice Foundation (the “Proposition 65 Matter”). The other defendants in the lawsuit are CVS Pharmacy, Inc., General Nutrition Corporation, New Health Group, Inc., Pharmavite LLC, Rite Aid Corporation, Solgar, Inc., and Twinlab Corporation. The plaintiffs allege that fish oil dietary supplements produced by the defendants do not have adequate warnings regarding possible exposure to polychlorinated biphenyls (PCBs) as required by Proposition 65 under California law, and request that the court grant injunctive relief and award monetary civil penalties. The Company’s total fish oil supplement sales in the State of California since inception have been approximately $6,200. The Company believes that its products comply fully with federal law promulgated by the U.S. Food & Drug Administration, standards of the European Commission and state law, including California, and intends to vigorously defend the lawsuit. The Company does not believe that the resolution of this lawsuit will have a material adverse effect on the Company’s results of operations, cash flows or financial position. As of September 30, 2011, the Company had a $0.1 million accrual related to this matter.

In April 2010, the Company received a request for information pursuant to Section 308 of the Federal Water Pollution Control Act (Clean Water Act) from Region 3 of the United States Environmental Protection Agency (the “EPA”) concerning the Company’s wastewater practices for its fishing operations at its Reedville, Virginia facility. The Company has responded to the request. In September, 2011, the EPA conducted an inspection of the Company’s Reedville facility in connection with its review. The Company believes it has been in compliance with all applicable laws with regard to wastewater practices. The Company cannot predict the outcome of the EPA’s review.

In February 2011, the United States Coast Guard conducted an inspection of the vessels at the Company’s Reedville, Virginia facility regarding the Company’s vessel bilge water disposal practices. Based on the results of this inspection and subsequent correspondence and discussions with the Coast Guard, the Company conducted a full survey of its Reedville, Virginia fishing fleet to determine compliance with applicable laws and regulations. The survey has been submitted to the Coast Guard. Based on the Company’s findings and discussions with the Coast Guard, two of the Company’s Reedville based fishing vessels were temporarily delayed from fishing at the early May 2011 commencement of the Atlantic fishing season. Following the completion of necessary improvements and repairs and passing Coast Guard inspections, both of these vessels returned to full operations after the beginning of the fishing season. The delay did not materially impact its Atlantic fishing operations. The Company spent approximately $3.0 million to make improvements and repairs to the Reedville fleet.

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

A finding by the ASMFC that overfishing occurred in the Atlantic menhaden fishery in 2008 may result in additional restrictions on Omega Protein’s menhaden harvest, which could have a material adverse effect on the Company’s business, financial condition or results of operations. The Atlantic State Marine Fisheries Commission (“ASMFC”) manages the menhaden fishery throughout the stock’s Atlantic coast-wide range. The most recent stock assessment for the Atlantic menhaden was completed in 2010 using data collected through 2008. According to federal and ASMFC technical experts, the assessment found that the Atlantic menhaden stock had undergone slight overfishing in one year, 2008; however, the population is not considered overfished, meaning

OMEGA PROTEIN CORPORATION

that the stock abundance remains at or near target levels, above levels of concern, and can produce enough eggs to replace itself. The report indicates that the population was subject to slight overfishing in 2008 by an estimated four-tenths of one percent. Multiple runs of the stock assessment model revealed that there was a 53% probability that overfishing had occurred and a 47% probability that overfishing had not occurred

In March 2011, the ASMFC initiated a review regulatory process which if enacted would: (1) require annual updates on menhaden recruits, or the numbers of fish in their first year of life, currently reviewed only every three years; (2) begin a process of developing management reference points for identifying the relative status of the stock using broad ecosystem indicators, and (3) establish interim management targets and consider regulatory tools to assist managers in achieving these targets. The interim management reference point target will be based on achieving a rate of fishing that should result in 15% of the spawning potential the Atlantic menhaden stock would have if such stock were unfished. By comparison, in 2008, the estimate of this so-called “spawning potential ratio” was estimated to be 8%; however, those numbers have not been estimated for 2009, 2010, or 2011. The Company expects that such reassessment will not occur until the next stock assessment in 2012. These percentages do not necessarily translate into a corresponding percentage reduction in fish catch.

In August 2011, the ASMFC initiated a rulemaking process to establish the new management targets and set a new reference point, or baseline, for determining when the Atlantic menhaden stock is undergoing overfishing. It is also soliciting input on potential fishery management tools that can be used to manage the fishery to a recommended catch level. Public hearings have been held and a final decision on the new reference point and management target is expected to be made when the ASMFC meets on November 9, 2011. At this meeting, a decision will also be made as to whether to initiate a new rulemaking to develop a system of management for the fishery that could include quotas, limitations on the number of days fished annually, a shortened season, no action, or other measures.

The Company is unable to predict whether any management measures might be necessary for the 2012 fishing season or beyond. Because the process of developing a management program will take time and involve further public hearings, the Company does not expect any new constraints to be placed upon the fishery in 2012. Revised scientific information on the status of the stock should be available in 2012. It is possible that this information will influence the types of measures or extent of allowable fishing under a new management system, if adopted. The Company expects, based on management of other fisheries by the ASMFC, that the total amount of allowable menhaden harvest will vary proportionally with the estimated size of the menhaden population.

It is possible that this ASMFC regulatory process could have a material adverse effect on the Company’s business, financial results and results of operations.

The Company’s 2011 oil yield results were the poorest in its recent history. For illustrative purposes, the Company’s oil yields for the 2011 fishing season through September 30, 2011 were lower by 19.2% compared to those in the same period in the 2010 fishing season and were lower by 30.6% compared to the Company’s 5 year oil yield average. The Company believes that the biological causes of lower fish oil yields generally relate to fish diet, weather and water temperature but such causes are not generally well understood. The impact of these poor oil yields has resulted in significantly higher per unit inventory costs and fewer volumes available for future sale. These higher unit costs and fewer volumes available for sale have adversely impacted financial results for the third quarter of 2011 and could be expected to adversely affect financial results through the second quarter of 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Removed and Reserved

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.	Description of Exhibit
10.1	Equity Purchase Agreement, dated as of September 9, 2011, by and among Omega Protein Corporation, InCon Processing, LLC, InCon International, Inc. and the shareholders of InCon International, Inc (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 12, 2011).

31.1	Rule 13a-14(a)/15d-14(a) Certification for Chief Executive Officer.

OMEGA PROTEIN CORPORATION

Exhibit No.	Description of Exhibit

31.2	Rule 13a-14(a)/15d-14(a) Certification for Chief Financial Officer.

32.1	Section 1350 Certification for Chief Executive Officer.

32.2	Section 1350 Certification for Chief Financial Officer.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.PRE	XBRL Taxonomy Presentation Linkbase Document.

*101.LAB	XBRL Taxonomy Label Linkbase Document.

*101.CAL	XBRL Taxonomy Calculation Linkbase Document.

*101.DEF	XBRL Definition Linkbase Document.

*	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under those Sections.

OMEGA PROTEIN CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMEGA PROTEIN CORPORATION (Registrant)

November 8, 2011	By:	/s/ Bret D. Scholtes
(Executive Vice President, Chief Financial Officer)