Form 10-K
period 2011-12-31
OMEGA PROTEIN CORP
filed 2012-03-08
CIK 1053650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No    ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $266,471,776 as of June 30, 2011 (computed by reference to the quoted closing price of the registrant’s common stock on the New York Stock Exchange on June 30, 2011). Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On March 1, 2012, there were outstanding 19,593,851 shares of the Company’s common stock, $0.01 par value.

Documents incorporated by reference: Portions of the registrant’s definitive proxy statement for its 2012 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2011, are incorporated by reference to the extent set forth in Part III of this Form 10-K.

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

PART I

Item 1. and 2.     Business and Properties.

General

Omega Protein Corporation is a nutritional ingredient company and the nation's leading vertically integrated producer of Omega-3 fish oil and specialty fish meal products. As used herein, the term the “Company” refers to Omega Protein Corporation and its consolidated subsidiaries, as applicable. The Company’s principal executive offices are located at 2105 City West Boulevard, Suite 500, Houston, Texas 77042-2838 (Telephone: (713) 623-0060).

The Company operates through four primary subsidiaries: Omega Protein, Inc., Omega Shipyard, Inc., Cyvex Nutrition, Inc. and InCon Processing, L.L.C. Omega Protein, Inc. (“Omega Protein”), the Company’s principal operating subsidiary, operates in the menhaden harvesting and processing business and is the successor to a business conducted since 1913. Omega Shipyard, Inc. (“Omega Shipyard”) owns and operates a drydock facility in Moss Point, Mississippi that is used to provide shoreside maintenance for Omega Protein’s fishing fleet and, subject to outside demand and excess capacity, occasionally for third-party vessels. Cyvex Nutrition, Inc. (“Cyvex”), founded in 1984 and acquired by the Company in December 2010, is located in Irvine, California and participates in the nutraceutical industry as an ingredient provider. InCon Processing, L.L.C. (“InCon”), acquired by the Company in September 2011, is located in Batavia, Illinois and is a specialty toll processor that utilizes molecular distillation technology to concentrate a variety of compound products, including Omega-3 fish oils. Revenues from InCon and Omega Shipyard for third-party work were not material in 2011. The Company also has a number of other immaterial direct and indirect subsidiaries.

Omega Protein produces and sells a variety of protein and oil products derived from menhaden, a species of wild herring-like fish found along the Gulf of Mexico and Atlantic coasts. The fish are not genetically modified or enhanced. Omega Protein markets several grades of fish meal, as well as fish oil and fish solubles. Omega Protein’s fish meal products are primarily used as a protein ingredient in animal feed for swine, aquaculture and household pets. Fish oil is used primarily for animal and aquaculture feeds, additives to human food products and as dietary supplements. Omega Protein’s fish solubles are sold primarily to bait manufacturers, aquaculture feed manufacturers and for use as an organic fertilizer. See “Company Overview—Products – Fish Meal” and “– Fish Oil.”

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

In December 2010, the Company acquired Cyvex, a dietary supplement ingredient supplier based in Irvine, California. Cyvex is a nutraceutical supplier to dietary supplement manufacturers that focus on human health and wellness. The Company believes that the acquisition of Cyvex will expand its presence in the human health and wellness market and will provide access to supplement manufacturers who purchase a variety of ingredients, including fish oil.

On September 9, 2011, the Company acquired InCon, a specialty toll processor that designs, pilots, synthesizes and purifies specialty chemical compounds utilizing molecular distillation technology to concentrate a variety of compound products, including Omega-3 fish oils. The Company believes that the acquisition of InCon’s concentration technology will allow Omega Protein to provide its customers with an enhanced range of Omega-3 fish oils in concentrated forms such as ethyl esters and triglycerides. The concentrated fish oils manufactured by InCon are expected to be marketed and sold under the Company’s OmegaActiv™ brand by Cyvex.

Geographic Information

Export sales of fish oil and fish meal were approximately $154 million, $85 million, and $81 million in 2011, 2010, and 2009, respectively. Such sales were made primarily to Asian, European and Canadian markets. In 2011, 2010 and 2009, sales to the Company’s top customer were approximately $36.1 million, $20.6 million and $17.7 million, respectively. The top customer was Pacific Tide Limited for 2011 and Nestle Purina for 2010 and 2009. In addition, in 2011 a second customer, Hong Kong Ruiboer, also accounted for approximately $34.4 million of revenue.

The following table shows the geographical distribution of revenues (in thousands) based on location of customers:

	Years Ended December 31,
	2011		2010		2009
	Revenues	Percent	Revenues	Percent	Revenues	Percent
U.S.	$80,916	34.4%	$83,101	49.5%	$83,749	50.8%
Mexico	800	0.3	8,040	4.8	989	0.6
Europe	28,344	12.1	19,610	11.7	19,454	11.8
Canada	14,443	6.1	13,404	8.0	10,551	6.4
Asia (1)	106,813	45.4	40,199	24.0	48,139	29.2
South & Central America	3,740	1.6	3,350	2.0	1,979	1.2
Other	164	0.1	—	—	—	—

Total	$235,220	100.0%	$167,704	100.0%	$164,861	100.0%

(1)	Of this balance, China comprised approximately $95.9 million, $27.0 million and $41.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Company Overview

Businesses. Omega Protein is the largest U.S. producer of protein-rich meal and oil derived from marine sources. Omega Protein’s products are produced from menhaden (a herring-like fish found in commercial quantities), and include regular grade and value-added specialty fish meals, crude and refined fish oils and fish solubles. Cyvex, acquired by the Company on December 16, 2010, participates in the nutraceutical industry as a dietary supplement ingredient provider. InCon, acquired by the Company on September 9, 2011, is a specialty toll processor that utilizes molecular distillation technology to concentrate a variety of compound products, including Omega-3 fish oils.

Menhaden Fishing

Fishing. Omega Protein’s principal raw material is menhaden, a species of fish that inhabits coastal and inland tidal waters in the United States. Menhaden usually school in large, tight clusters and are commonly found in warm, shallow waters. Spotter aircraft locate the schools and direct the fishing vessels to them. The principal fishing vessels transport two 40-foot purse boats, each carrying several fishermen and one end of a 1,500-foot net. The purse boats encircle the school and capture the fish in the net. The fish are then pumped from the net into refrigerated holds of the fishing vessel or onto a carry vessel, and then are unloaded at Omega Protein’s processing plants. “Carry vessels” do not engage in active fishing but instead carry fish from Omega Protein’s offshore fishing vessels or nets to its plants. Utilization of carry vessels increases the amount of time that certain fishing vessels remain offshore fishing productive waters and therefore increases Omega Protein’s fish catch per fishing vessel employed. The carry vessels have reduced crews and crew expenses and incur less maintenance cost than the fishing vessels.

At December 31, 2011, Omega Protein owned a fleet of 44 vessels and 34 spotter aircraft for use in its fishing operations and also leased additional aircraft where necessary to facilitate operations. During the 2011 fishing season in the Gulf of Mexico, which runs from mid-April through October, Omega Protein operated 28 fishing and carry vessels and 28 spotter aircraft. The fishing area in the Gulf is generally located along the Gulf Coast, with a concentration off the Louisiana and Mississippi coasts. The fishing season along the Atlantic coast begins in early May and usually extends into December. During the 2011 season, Omega Protein operated 9 fishing vessels and 7 spotter aircraft along the Mid-Atlantic coast, concentrated primarily in and around Virginia and North Carolina. The remaining fleet of fishing vessels and spotter aircraft are not routinely operated during the fishing season and are back-up to the active fleet, used for other transportation purposes, inactive or in the process of refurbishment in the Company’s shipyard.

As discussed above, the menhaden industry has historically harvested fish by means of a purse seine technique which utilizes two forty-foot long, open cockpit boats, or “purse boats”, each carrying and deploying half of a purse seine net. In 2010, Omega Protein, in conjunction with Omega Shipyard, designed a single prototype catamaran-style test vessel which, if successful, would have been able to replace Omega Protein’s traditional two purse boat fishing method. Omega Protein tested this prototype catamaran vessel during the 2010 and 2011 fishing seasons. Based on those test results and its other vessel manpower requirements, Omega Protein suspended testing of the catamaran test vessel during the second half of the 2011 fishing season and evaluated whether to continue to test this catamaran prototype, or create and test a new re-configured catamaran style design based on its experience to date. Based on that review, the Company wrote down the value of the vessel to its net realizable value which resulted in a $1.3 million loss during the fourth quarter of 2011.

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

Health and Science Center. Omega Protein’s Health and Science Center provides 100-metric tons per day fish oil processing capacity and is located adjacent to Omega Protein’s Reedville, Virginia processing plant. The food-grade facility includes state-of-the-art processing equipment and controls that allow Omega Protein to refine, bleach, fractionate and deodorize its menhaden fish oil. The facility also provides Omega Protein with automated packaging and on-site frozen storage capacity and has a lipids analytical laboratory to enhance the development of Omega-3 oils and food products.

Omega Protein Technology and Innovation Center. The Omega Protein Technology and Innovation Center located in Houston, Texas is dedicated to further developing Omega Protein’s OmegaPure® food grade Omega-3 product line as well as serving the Company as an in-house analytical laboratory and participating in various new product development and research and development projects by utilizing their scientific expertise. The facility has food science application labs, as well as analytical, sensory and pilot plant capabilities. The facility also has a lipids research lab where Omega Protein plans to continue to develop new Omega-3 products that have improved functionality and technical characteristics.

InCon Processing Facility. In September 2011, the Company acquired InCon, a specialty toll processor located in Batavia, Illinois that designs, pilots, synthesizes and purifies specialty chemical compounds utilizing molecular distillation technology to concentrate a variety of compound products, including Omega-3 fish oils. Revenues from InCon for third party work were not material for 2011.

InCon provides the Company with molecular distillation technology which allows for the separation of mixtures of organic compounds, most of which will not tolerate prolonged heating above 250° C without excessive structural change or decomposition. With this technology, InCon can distill food products and specialty chemicals as well as treat industrial chemicals. InCon also provides analytical and processing expertise and pilot test capabilities.

InCon’s core competencies include:

•	Processing of kosher Omega 3 fish oils

•	Concentration of Omega 3 fatty acids

•	Concentration of food flavors, aromas, and spice extracts

•	Wax distillation

•	Purification of synthetic oils and resins

•	Processing of Conjugated Linoleic Acid

•	Processing of Tocopherols, Sterols, and Tocotrienols

The Company believes that the acquisition of InCon’s concentration technology will allow Omega Protein to provide its customers with an enhanced range of Omega-3 fish oils in concentrated forms such as ethyl esters and triglycerides. The concentrated fish oils manufactured by InCon are expected to be marketed and sold under the Company’s OmegaActiv™ brand by Cyvex. InCon also allows the Company to concentrate Omega-3 oil from other non-marine sources such as algal oils.

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

Special Select™. Special Select™ is a premium grade fish meal that is targeted for monogastrics, including baby pigs, pets, shrimp and fish.

SeaLac™. SeaLac™ is a premium grade fish meal that is targeted for the ruminant industry.

FAQ Meal. FAQ (Fair Average Quality) Meal, Omega Protein’s commodity grade fish meal, guarantees a protein content of at least 60% and typically is used in protein blends for catfish, pets and other animals.

Fish Oil.    Omega Protein produces crude unrefined fish oil, refined fish oil and food grade oils.

Unrefined Fish Oil. Unrefined fish oil (also referred to as crude fish oil) is Omega Protein’s basic fish oil product. This grade of fish oil has not undergone any portion of the refining process. Omega Protein’s markets for crude fish oil have changed over the past decade. In the 1990’s, Omega Protein’s main crude fish oil market, which accounted for greater than 90% of Omega Protein’s production, was the manufacturers of hydrogenated oils for human consumption such as margarine and shortening. In 2009, 2010 and 2011, Omega Protein estimates that approximately 66%, 80%, and 93% of its crude fish oil was sold as a feed ingredient to the aquaculture industry, respectively. The development of the worldwide aquaculture industry has resulted in steady demand for fish oils in order to improve feed efficiency, nutritional value, survivability and health of farm-raised fish species.

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

Industrial Grade Oils. Omega Protein’ industrial grade menhaden oils are refined and processed to enhance the unique fatty acid range, making them desirable for a number of drying and lubricating applications including coolant transfer, chemical raw material, drying and rust proofing paints, drilling fluids and leather treatment chemicals.

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

Omega Protein sells a material portion of its products on a two-to-twelve-month forward contract basis with the balance sold on a spot basis through purchase orders. Omega Protein’s sales contracts generally contain force majeure and other production allocation provisions. Due to the 2010 Gulf of Mexico oil spill disaster, Omega Protein purchased additional fish meal from a third party to supplement its production and received partial reimbursement from BP through the GCCF for additional costs associated with this purchase. Historically, fish meal and fish oil sold on a forward contract basis has fluctuated from year to year based upon perceived market availability and forward price expectations. As of December 31, 2011, Omega Protein had sold forward on a contract basis approximately 60,000 tons of fish meal and 40,000 tons of fish oil for 2012. As a basis of comparison, as of December 31, 2010, Omega Protein had sold forward on a contract basis approximately 90,000 tons of fish meal and 50,000 tons of fish oil for 2011.

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

Customers and Marketing. Most of Omega Protein’s marine protein products are sold directly to approximately 320 customers by Omega Protein’s agriproducts sales department, while a smaller amount is sold through independent sales agents. Omega Protein’s product inventory was $46.6 million as of December 31, 2011 versus $58.1 million as of December 31, 2010.

Export sales of fish oil and fish meal were approximately $154 million, $85 million, and $81 million in 2011, 2010, and 2009, respectively. Such sales were made primarily to Asian, European and Canadian markets. In 2011, 2010 and 2009, sales to the Company’s top customer were approximately $36.1 million, $20.6 million and $17.7 million, respectively. The top customer was Pacific Tide Limited for 2011 and Nestle Purina for 2010 and 2009.

Omega Protein’s fish meal is sold to feed producers as a high-protein ingredient for the swine, aquaculture and pet food industries. Crude fish oil sales primarily involve export markets where the fish oil is used as an ingredient in aquaculture feeds. Over the past decade, increasing percentages of Omega Protein’s fish meal and oil products have been sold into the aquaculture industry. Generally, the growth of the worldwide aquaculture industry has resulted in increasing demand for fish oils and meals to improve feed efficiency, nutritional value and health of farm-raised fish species.

Omega Protein’s products are sold both in the U.S. and internationally. International sales consist of both fish meal and fish oil and are primarily to China, Norway, Canada, Chile, Saudi Arabia and Japan. Omega Protein’s sales in these foreign markets are denominated in U.S. dollars and are not directly affected by currency fluctuations. Such sales could be adversely affected by changes in demand resulting from fluctuations in currency exchange rates.

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

Occasionally Omega Protein’s fish catch and resultant product inventories are reduced, primarily due to adverse weather conditions, and Omega Protein further expands its purchase and resale of other fish meals and oils (primarily Panamanian, Peruvian and Mexican fish meal and U.S. menhaden fish meal and oil). Although operating margins from these activities are less than the margins typically generated from Omega Protein’s base domestic production, these operations provide Omega Protein with a source of fish meal and oil to sell into other markets, some of which, Omega Protein has not historically had a presence. During 2009, Omega Protein purchased approximately 11,000 tons of menhaden fish meal, or approximately 7.6% of fish meal sales volumes for 2009. During 2010, due to the Gulf of Mexico oil spill disaster, Omega Protein purchased 6,315 tons of fish meal, or 6.2% of its fish meal sales volumes for 2010. The Company did not purchase any fish meal or fish oil during 2011.

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

In September and October 2010, Omega Protein received its first and second emergency payments from the GCCF of $7.3 million and $11.4 million, respectively. These payments were utilized in the following manner: 1) $0.6 million of the payments to offset recognized losses as of June 30, 2010 related to costs that were not able to be allocated to production as a result of intermittent plant closures, 2) to offset costs Omega Protein incurred to purchase 6,315 tons of fish meal to partially offset lost production, and 3) to offset the high costs per unit of production Omega Protein incurred during the 2010 fishing season in the Gulf of Mexico as a result of the closure of its fishing grounds.

The Gulf of Mexico oil spill disaster directly affected Omega Protein by decreasing its fish catch due to the closure of state and federal fishing grounds and increased the cost of its normal fishing effort due to the repositioning and staging of its fleet at other locations. The decrease in fish catch reduced Omega Protein’s volume of inventory available to sell which reduced its sales volumes and revenues for the third and fourth quarters of 2010 and first and second quarters of 2011. The decrease in fish catch and additional costs incurred related to Omega Protein’s 2010 standard cost were partially offset by the two GCCF emergency payments. As such, the emergency payments reduced cost of sales by 4.4% or $8.2 million, and 8.9% or $10.5 million, for the years ended December 31, 2011 and 2010, respectively. Omega Protein cannot predict what effect the oil spill will have on future years’ fish catch or customer perceptions about its products.

In April 2011, the Company agreed to a final settlement of all of its claims for costs and damages incurred as a result of the oil spill. As a result of the settlement, on April 18, 2011 the Company received a final payment of $26.2 million, net of fees and expenses, from the GCCF. The amount was recognized as “Proceeds/gains resulting from Gulf of Mexico oil spill disaster” in the Company’s Consolidated Statement of Operations for the year ended December 31, 2011.

In total, the Company received payments of $44.8 million, net of fees and expenses, from the GCCF in 2010 and 2011. As a part of the final settlement, the Company released and waived all current and future claims against BP and all other potentially responsible parties with regard to the oil spill. For additional information, see Note 3 – Gulf of Mexico Oil Spill Disaster.

Hurricane Damages.

2008 Hurricane Activity

In September 2008, Omega Protein’s Abbeville and Cameron, Louisiana fish processing facilities were damaged by Hurricane Ike. Both of these facilities were non-operational immediately after the hurricane. Operations at the Abbeville fish processing facility were restored to full capacity before the end of the 2008 fishing season. The Cameron fish processing facility was fully functional prior to the beginning of the 2009 fishing season.

The direct impact of Hurricane Ike upon Omega Protein was a loss of physical inventories and physical damage to the plants. The interruption of processing capabilities caused the Company to address the impact of abnormal downtime of its processing facilities, which resulted in the immediate recognition of costs which would ordinarily have been captured as inventory costs. The amounts of these losses are more fully described in Note 17 of the Notes to Consolidated Financial Statements.

During 2010, Omega Protein received a grant of $0.2 million from the State of Louisiana Hurricane Gustav and Ike Fisheries Recovery Program. The grant provides assistance for commercial fishing owners impacted by Hurricanes Gustav and Ike in 2008. The grant proceeds were recognized as “(Other proceeds/gains) loss resulting from natural disaster, net – 2008 storms” in the Consolidated Statement of Operations for the year ended December 31, 2010. For additional information see Note 17 of the Notes to Consolidated Financial Statements.

Omega Protein maintains various lines of insurance coverage, including property, inventory, general liability and vessel insurance. The nature and extent of the insurance coverage varies by line of policy. Omega Protein received $10.2 million related to Hurricane Ike from these various policies.

2005 Hurricane Activity

During 2009, Omega Protein received a grant of $2.7 million, net of fees and expenses, from the State of Mississippi. The grant provides assistance for commercial fishing owners impacted by Hurricanes Katrina and Rita in 2005. The grant was recognized as “Other proceeds/gains relating to natural disaster, net – 2005 storms” in the Consolidated Statement of Operations for the year ended December 31, 2009.

Insurance. The Company maintains insurance against physical loss and damage to its assets and coverage against third party liability it may incur in the course of its operations, as well as workers’ compensation, United States Longshoremen’s and Harbor Workers’ Compensation Act and Jones Act coverage. The Company’s limits for liability coverage are $50 million. The $50 million limit is generally comprised of several excess liability policies, which are subject to deductibles, underlying limits, annual aggregates and exclusions. The Company believes its insurance coverage to be in such form, against such risks, for such amounts and subject to such deductibles and self-retentions as are generally prudent for its operations but the securing of such coverage by necessity requires judgment in the balancing of retained risk and the cost effectiveness of such insurance programs. In recent years, for example, the Company has elected to increase its deductibles and self-retentions in order to manage rising insurance premium costs. These higher deductibles and self-retentions have resulted in greater uninsured losses to the Company in the cases of the Hurricanes Katrina, Rita and Ike and will expose the Company to greater risk of loss if additional future claims occur.

Insurance coverage may not be available in the future at current costs or on what the Company considers to be commercially reasonable terms. Furthermore, any insurance proceeds received for any loss of, or damage to, any of the Company’s facilities may not be sufficient to restore the loss or damage without negative impact on our business, financial condition or results of operations. For example, property insurance coverage for flood damages caused by named storm hurricanes has from time to time been limited in its availability, and it is possible that such limited coverage might not be adequate to reimburse the Company for its losses if these types of flood losses occur. In addition, should a Company insurer become insolvent, the Company would be responsible for payment of all outstanding claims associated with that insurer’s policies.

Competition. Omega Protein competes with a smaller domestic privately-owned menhaden fishing company and with numerous fish processors outside the United States. In addition, but to a lesser extent, the Company’s marine protein and oil business is also subject to significant competition from producers of vegetable and other animal protein products and oil products such as Darling International, Archer Daniels Midland and Cargill. Many of these competitors have significantly greater financial resources and more extensive and diversified operations than those of the Company.

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

Fish meal prices have generally borne a relationship to prevailing soybean meal prices, while prices for fish oil are generally influenced by prices for vegetable oils, such as rapeseed, soybean and palm oils. Thus, the prices for Omega Protein’s products are established by worldwide supply and demand relationships over which Omega Protein has no control and tend to fluctuate significantly over the course of a year and from year to year. For example, during 2011, Omega Protein experienced fish oil price increases of approximately 26% when compared to 2010, whereas rapeseed oil and soybean oil prices rose 34% and 29%, respectively.

During 2010, the ratio of fish meal prices to soybean meal prices increased due to higher fish meal prices caused by a tight supply of fish meal globally. On average during 2011, the ratio of fish meal prices to soybean meal prices decreased due to an increased supply of fish meal globally. During 2011, Omega Protein experienced fish meal price decreases of approximately 16% when compared to 2010, whereas soybean meal prices rose 14%.

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

In February 2007, the Commonwealth of Virginia declined to adopt an ASMFC recommended plan but instead adopted its own restrictions whereby Omega Protein’s Chesapeake Bay menhaden harvest was capped for a five year period (and subsequently extended for an additional three-year period) at a five-year average (2001 to 2005) of 109,020 metric tons per year. The Virginia restrictions also allow for a credit whereby any under-harvest in a particular year below the 109,020 metric ton cap would be added to increase the cap for the following year, up to a maximum of 122,740 metric tons per year. The Company supported Virginia’s proposal and voluntarily complied with its limitations in 2006 and subsequently thereafter after the cap was formally in place. The cap had no effect on the Omega Protein’s Chesapeake Bay harvests in 2007, 2008, 2009, 2010 or 2011 and is not expected to have any material adverse effect on its Chesapeake Bay harvest in 2012. As a result of the underharvest in 2011, the 2012 Chesapeake Bay catch limit will be 122,740 metric tons.

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

In 2011, the ASMFC initiated a regulatory review process that would: (1) require annual updates on menhaden recruits, or the numbers of fish in their first year of life, currently reviewed only every three years; (2) begin a long-term process of managing menhaden on a multi-species basis; and (3) with a goal of establishing increased menhaden abundance, initiate a management action to implement an interim overfishing threshold reference point based on achieving a rate of fishing that should result in 15% of the spawning potential that the Atlantic menhaden stock would have if such stock were not fished (a “maximum spawning potential”). By comparison, in 2008, the estimate of this maximum spawning potential was estimated to be 8%; however, those numbers have not been estimated for 2009, 2010, or 2011. These percentages do not necessarily translate into corresponding percentage reductions in fish catch.

In November 2011, the ASMFC established a new overfishing reference point at the 15% threshold level of maximum spawning potential. It also established a management target at a rate of fishing that is associated with a 30% maximum spawning potential level. The ASMFC also decided to move forward with an amendment to develop a new system of managing the fishery in line with these new reference points.

Also in November 2011, the ASMFC approved the consideration of options for phasing in potential reductions in fishing effort over a period of one to five years. In February 2012, the ASMFC approved a public scoping document with a series of potential management options. At this meeting, the ASMFC added an option to extend the phase-in period to as long as ten years. The public will have an opportunity to comment on these alternatives, which include a full range of options for quotas, limitations on the number of days fished annually, a shortened season, and other measures. Following these hearings, the ASMFC will develop an amendment document with fewer, more concrete management alternatives at its August 2012 meeting, followed by additional public hearings.

The Menhaden Technical Committee has determined that a new menhaden stock assessment covering 2009, 2010 and 2011 will be conducted in May 2012 so that the results will be available for use in the current regulatory process. It is possible that this information will influence the types of measures or extent of allowable fishing under the ASMFC’s new management system.

Because the process of developing a management system will take time and involve further public hearings, the Company does not expect any new constraints to be placed upon the menhaden fishery until the 2013 fishing season, at the earliest. Due to the uncertain timing and outcome of this regulatory process, the Company cannot predict with certainty what effect these new regulations will have on the Company’s business. Depending on how and when these new reference points are implemented, and what future Atlantic menhaden stock assessments conclude, it is possible that the implementation of these new regulations could have a material adverse effect on the Company’s business, financial results and results of operations.

In March 2008, the Texas Parks and Wildlife Commission adopted regulations related to the menhaden reduction fishery in Texas waters which limits the Total Allowable Catch (“TAC”) to 31.5 million pounds annually. The regulations also allow for a 10% underage or overage in each year which is credited or deducted, as applicable, to the TAC in the following year.

Omega Protein’s menhaden fish catch in Texas in 2011 was estimated by the National Marine Fisheries Service to be approximately 33.6 million pounds (approximately 15,241 metric tons), or approximately 2.8% of Omega Protein’s total 2011 fish catch. In 2011, the Company’s Texas fish catch approached the TAC (including the 100% overage credit). The limitation is not expected to have a material adverse effect on Omega Protein’s business, results of operation or financial condition.

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

The Company has made, and anticipates that it will make in the future, expenditures in the ordinary course of its business in connection with environmental matters. It is possible that environmental laws and regulations will require material expenditures or otherwise adversely affect the Company’s operations.

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

Dietary Supplement Ingredients

In December 2010, the Company acquired Cyvex Nutrition, Inc., a dietary supplement ingredient supplier based in Irvine, California. Cyvex is a nutraceutical supplier to dietary supplement manufacturers that focus on human health and wellness. Prior to acquisition, Cyvex’s unaudited revenues for 2010 were approximately $11.3 million.

In relevant part, the FDA Federal Food, Drug, and Cosmetic Act (“FDC Act”) defines a dietary supplement to be a product taken by mouth that contains a dietary ingredient intended to supplement the diet. Dietary ingredients may include vitamins, minerals, herbs or other botanicals, amino acids, and substances such as enzymes, organ tissues, glandulars, and metabolites. Dietary ingredients can also include the form of extracts or concentrates of any of these. Dietary supplements may be manufactured and sold in many forms, such as tablets, capsules, softgels, gelcaps, liquids, or powders.

Products. Cyvex markets and sells an extensive list of nutraceutical ingredients derived from fruit, vegetable and botanicals. Cyvex’s products include over 20 general ingredients and 18 signature ingredients, including:

•BioVin®, a GRAS (Generally Regarded as Safe) full spectrum grape extract for cardiovascular support;

•Alfapro Agglomerated™, a green protein concentrate for nutritional beverage mixes;

•Cognisetin™, a mental acuity ingredient for use in dietary supplements;

•Euro Black Currant, a berry extract that provides anthocyanins with a high ORAC (Oxygen Radical Absorbance Capacity value); and

•Broccoli extracts including BroccoPhane and BroccoSinolate standardized to sulforophane and glucosinolates respectively.

Cyvex utilizes its NutriPrint® quality assurance system, which includes identity testing of incoming raw materials through FT-NIR (Fourier Transfor – Near Infra Red), third party certification by independent laboratories for dietary ingredients, microbiology, heavy metals and pesticide and solvent residues when applicable.

Industry Overview. Cyvex operates within the U.S. dietary supplement ingredient industry. The Company expects several key demographic, healthcare, and lifestyle trends to drive the continued growth of this industry. These trends include:

•Increasing awareness of dietary supplements across major age and lifestyle segments of the U.S. population. The Company believes that, primarily as a result of increased media coverage, awareness of the benefits of nutritional supplements is growing among active, younger populations, providing the foundation for Cyvex’s future customer base. In addition, the average age of the U.S. population is increasing. The Company believes that these consumers are likely to increasingly use dietary supplements, and generally have higher levels of disposable income to pursue healthier lifestyles.

•Increased focus on fitness and healthy living. The Company believes that consumers are trying to lead more active lifestyles and becoming increasingly focused on healthy living, nutrition and supplementation. The Company believes that growth in this industry will continue to be driven by consumers who increasingly embrace health and wellness as an important part of their lifestyles.

Customers. In 2011, Cyvex had two customers whose business constituted approximately 15% and 10%, respectively, of Cyvex’s total sales. In 2010, Cyvex had one customer whose business constituted approximately 13% of Cyvex’s total 2010 sales.

Marketing. Cyvex markets its proprietary brands of dietary supplement ingredients through an integrated marketing program that includes internet, print, public relations and direct sales to companies manufacturing dietary supplements in all their forms (i.e. capsules, tablets and softgels). Cyvex also directs and participates in clinical research studies, often in collaboration with scientists and research institutions, to validate the benefits of a product and provide scientific support for product claims and marketing initiatives.

On September 9, 2011, the Company acquired InCon, a specialty toll processor that designs, pilots, synthesizes and purifies specialty chemical compounds utilizing molecular distillation technology to concentrate a variety of compound products, including Omega-3 fish oils. The Company believes that the acquisition of InCon’s concentration technology will allow the Company to provide its customers with an enhanced range of Omega-3 fish oils in concentrated forms such as ethyl esters and triglycerides. The concentrated fish oils manufactured by InCon are expected to be marketed and sold under the Company’s OmegaActiv™ brand by Cyvex. See Business and Properties – Menhaden Fishing – InCon Processing and Note 2 – Acquisition of InCon Processing, L.L.C.

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

Trademarks and Other Intellectual Property. The Company believes trademark protection is particularly important to the maintenance of the recognized brand names under which Cyvex markets its products. Cyvex owns or has rights to various trademarks or trade names, with certain trademark applications also pending, that Cyvex uses in conjunction with the sale of its products, including BioVin®, AlfaPro®, Chirositol™, and others. Federal registration of a trademark with the United States Patent and Trademark Office affords the owner nationwide exclusive trademark rights in the registered mark and the ability to prevent others from using the same or similar marks. However, to the extent a common law user has made prior use of the mark in connection with similar goods or services in a particular geographic area, the nationwide rights conferred by federal registration would be subject to that geographic area. Cyvex also relies upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain its competitive position. The Company protects Cyvex’s intellectual property rights through a variety of methods, including trademark, patent and trade secret laws, as well as confidentiality agreements and proprietary information agreements with vendors, employees, consultants and others who have access to its proprietary information. Protection of its intellectual property often affords the Company the opportunity to enhance Cyvex’s position in the marketplace by precluding its competitors from using or otherwise exploiting its technology and brands. Cyvex is also a party to several intellectual property license agreements relating to certain of its products. These license agreements generally continue until the expiration of the licensed patent, if applicable, or the Company elects to terminate the agreement, or upon the mutual consent of the parties.

Insurance. The Company purchases insurance to cover standard risks in the dietary ingredients industry, including policies to cover general products liability. The Company faces an inherent risk of exposure to product liability claims in the event that, among other things, the use of products sold by Cyvex results in injury. With respect to product liability coverage, the Company carries insurance coverage typical of Cyvex’s industry and product lines. Cyvex’s coverage involves self-insured retentions with primary and excess liability coverage above the retention amount. The Company has the ability to refer claims to most of Cyvex’s vendors and its insurers to pay the costs associated with any claims arising from such vendors' products. In most cases, Cyvex’s insurance covers such claims that are not adequately covered by a vendor's insurance and may provide for excess secondary coverage above the limits provided by Cyvex’s product vendors. In addition, the Company may from time to time self-insure liability with respect to specific ingredients in products that it may sell.

Regulation. The processing, formulation, safety, manufacturing, packaging, labeling, advertising, and distribution of Cyvex’s products are subject to regulation by one or more federal agencies, including the Food and Drug Administration (“FDA”), the Federal Trade Commission (“FTC”), the Consumer Product Safety Commission (“CPSC”), the United States Department of Agriculture (“USDA”), and the Environmental Protection Agency (“EPA”), and by various agencies of the states and localities in which Cyvex’s products are sold. The area of Cyvex’s business that these and other authorities regulate include, among others:

•	claims and advertising;

•	labels;

•	ingredients;

•	manufacturing, distributing, importing, selling and storing of products.

In particular, the FDA regulates the formulation, manufacturing, packaging, storage, labeling, promotion, importation, and distribution and sale of dietary supplements in the United States, while the FTC regulates advertising claims for dietary supplements.

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

The FDA has issued a draft guidance governing notification of new dietary ingredients. While it is not mandatory to comply with FDA guidance, it is a strong indication of the FDA's current views on the topic of the guidance, including the agency’s position on enforcement. Depending on the recommendations made in the guidance, if and when it is finalized, particularly those relating to animal or human testing, such guidance could make it more difficult for Cyvex to successfully provide notification of new dietary ingredients. Moreover, such guidance could change the status of ingredients that the industry has viewed as “old” dietary ingredients to “new” dietary ingredients that may require submission of a new dietary ingredient notification.

The FDA or other agencies could take actions against products or product ingredients that in its determination present an unreasonable health risk to consumers which would make it illegal for us to sell such products. In addition, the FDA could issue consumer warnings with respect to the products or ingredients that Cyvex sells. Such information could be based on information received through reporting of serious adverse events mandated by the FDC Act.

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

In addition, DSHEA provides that so-called “third-party literature”, e.g., a reprint of a peer-reviewed scientific publication linking a particular dietary ingredient with health benefits, may be used “in connection with the sale of a dietary supplement to consumers” without the literature being subject to regulation as labeling. The literature: (1) must not be false or misleading; (2) may not “promote” a particular manufacturer or brand of dietary supplement; (3) must present a balanced view of the available scientific information on the subject matter; (4) if displayed in an establishment, must be physically separate from the dietary supplements; and (5) should not have appended to it any information by sticker or any other method. If the literature fails to satisfy each of these requirements, the Company may be prevented from disseminating such literature in connection with Cyvex products, and any dissemination could subject Cyvex products to regulatory action as an illegal drug.

In June 2007, pursuant to the authority granted to the FDA by DSHEA, the FDA published detailed Current Good Manufacturing Practice (“GMP”) regulations that govern the manufacturing, packaging, labeling and holding operations of dietary supplement manufacturers. The GMP regulations, among other things, impose significant recordkeeping requirements on manufacturers. The GMP requirements are in effect for all manufacturers, and the FDA is conducting inspections of dietary supplement manufacturers pursuant to these requirements. There remains considerable uncertainty with respect to the FDA's interpretation of the regulations and their actual implementation in manufacturing facilities. In addition, the FDA's interpretation of the regulations will likely change over time as the agency becomes more familiar with the industry and the regulations. The failure of a manufacturing facility to comply with the GMP regulations renders products manufactured in such facility “adulterated,” and subjects such products and the manufacturer to a variety of potential FDA enforcement actions.

In addition, under the FDA Food Safety Modernization Act (“FSMA”), which was enacted on January 4, 2011, the manufacturing of dietary ingredients contained in dietary supplements will be subject to similar or even more burdensome requirements, which will likely increase the costs of dietary ingredients and will subject suppliers of such ingredients to more rigorous inspections and enforcement. The FSMA will also require importers to take measures to ensure that the foods they import, including dietary supplements and dietary ingredients, meet domestic requirements. This could increase the cost of those articles, subject their importation to greater scrutiny, and potentially restrict their availability.

The FDA has broad authority to enforce the provisions of federal law applicable to dietary supplements, including powers to issue a public warning or notice of violation letter to a company, publicize information about illegal products, detain products intended for import, request a recall of illegal products from the market, and request the Department of Justice to initiate a seizure action, an injunction action, or a criminal prosecution in the U.S. courts. The FSMA expands the reach and regulatory powers of the FDA with respect to the production of food, including dietary supplements. The expanded reach and regulatory powers include the FDA’s ability to order mandatory recalls, administratively detain domestic products and administratively revoke manufacturing facility registrations, thereby effectively enjoining manufacturing of dietary ingredients and dietary supplements without judicial process. The regulation of dietary supplements may increase or become more restrictive in the future.

The FTC exercises jurisdiction over the advertising of dietary supplements and over-the-counter drugs. In recent years, the FTC has instituted numerous enforcement actions against dietary supplement companies for failure to have adequate substantiation for claims made in advertising or for the use of false or misleading advertising claims. Such actions could result in substantial financial penalties and significantly restrict the marketing of a dietary supplement.

As a result of Cyvex’s efforts to comply with applicable statutes and regulations, Cyvex has from time to time reformulated, eliminated, or relabeled certain of its products and revised certain provisions of its sales and marketing program.

New Legislation and Regulations. Legislation or regulations may be introduced which, if passed, would impose substantial new regulatory requirements on Cyvex’s products. In March 2009, the General Accounting Office (the "GAO") issued a report that made four recommendations to enhance the FDA’s oversight of dietary supplements. The GAO recommended that the Secretary of the Department of Health and Human Services direct the Commissioner of the FDA to: (1) request authority to require dietary supplement companies to identify themselves as a dietary supplement company and update this information annually, provide a list of all dietary supplement products they sell and a copy of the labels and update this information annually, and report all adverse events related to dietary supplements; (2) issue guidance to clarify when an ingredient is considered a new dietary ingredient, the evidence needed to document the safety of new dietary ingredients, and appropriate methods for establishing ingredient identity; (3) provide guidance to industry to clarify when products should be marketed as either dietary supplements or conventional foods formulated with added dietary ingredients; and (4) coordinate with stakeholder groups involved in consumer outreach to identify additional mechanisms for educating consumers about the safety, efficacy, and labeling of dietary supplements, implement these mechanisms, and assess their effectiveness. These recommendations could lead to increased regulation by the FDA or future legislation concerning dietary supplements.

The Company cannot determine what effect additional domestic or international governmental legislation, regulations, or administrative orders, when and if promulgated, would have on Cyvex’s business in the future. New legislation or regulations may require the reformulation of certain products to meet new standards or require the recall or discontinuance of certain products not capable of reformulation.

Employees

At December 31, 2011, during Omega Protein’s off-season, the Company employed approximately 495 persons, including 9 employees at Cyvex and 36 employees at InCon. At August 31, 2011, during the peak of Omega Protein’s 2011 fishing season, the Company employed approximately 1,109 persons. Approximately 125 employees at Omega Protein’s Reedville, Virginia plant are represented by an affiliate of the United Food and Commercial Workers Union. The union agreement for the Reedville employees has a three-year term which expires in April 2014. During the past five years the Company has not experienced any strike or work stoppage which has had a material impact on its operations. The Company considers its employee relations to be generally satisfactory.

Omega Protein had historically utilized workers in the United States H2B Visa Program whereby foreign nationals are permitted to enter the United States temporarily and engage in seasonal, non-agricultural employment. The Company did not utilize that program from 2007 through 2010 due to the small number of employees available under the program’s lottery system. Omega Protein was able to utilize the program again for the 2011 fishing season. Omega Protein has made application relating to the H2B Visa Program for 2012, and expects to again utilize those H2B Visa workers allotted to it in its 2012 fishing season.

Executive Officers of the Company

The names, ages and current offices of the executive officers of the Company as of December 31, 2011 are set forth below. Also indicated is the date when each such person commenced serving as an executive officer of the Company.

Name and Age	Office	Date Became Executive Officer
Joseph L. von Rosenberg III (53)	Chief Executive Officer and President (until December 31, 2011), Chairman of the Board	July 1997

Bret D. Scholtes (42)	Executive Vice President and Chief Financial Officer (until December 31, 2011), President and Chief Executive Officer (effective January 1, 2012)	April 2010

John D. Held (49)	Executive Vice President, General Counsel and Secretary	January 2002

Andrew C. Johannesen (44)	Senior Vice President – Finance and Treasurer (until December 31, 2011), Executive Vice President and Chief Financial Officer (effective January 1, 2012)	July 2011

Joseph E. Kadi (51)	Senior Vice President—Operations	December 2008

Dr. Mark E. Griffin (43)	Senior Vice President – R&D and Sales and Marketing	July 2009

Gregory P. Toups (36)	Vice President— Chief Accounting Officer and Corporate Controller	May 2008

Matthew W. Phillips (41)	President— Cyvex	June 2011

A description of the business experience for each of the executive officers of Omega is set forth below.

JOSEPH L. VON ROSENBERG III has been a director of the Company since July 1997 and the Chairman of the Board since November 2006. Mr. von Rosenberg was the President and Chief Executive Officer of the Company from July 1997 until his retirement from these positions on December 31, 2011.

BRET D. SCHOLTES has served as President and Chief Executive Officer since January 1, 2012, as Executive Vice President and Chief Financial Officer from January 1, 2011 to December 31, 2011, as Chief

Accounting Officer from January 2011 to June 2011 and as Senior Vice President – Corporate Development from April 2010 to December 2010. From 2006 to April 2010, Mr. Scholtes served as a Vice President at GE Energy Financial Services, a global energy investment firm. Prior to that, Mr. Scholtes held finance positions with two publicly traded energy companies. Mr. Scholtes also has five years of public accounting experience.

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

ANDREW C. JOHANNESEN has served as the Company’s Executive Vice President and Chief Financial Officer since January 1, 2012 and as Senior Vice President – Finance and Treasurer from July 18, 2011 to December 31, 2011. From December 2010 to July 2011, Mr. Johannesen was Vice President and Treasurer of Westlake Chemical Corporation, a chemicals and plastic products manufacturer. He was Vice President and Treasurer of RRI Energy, Inc. (formerly Reliant Energy, Inc.), an electricity and energy services provider, from 2007 to December 2010, and Vice President and Assistant Treasurer at Reliant Energy from 2005 to 2007. Mr. Johannesen also held various corporate development and finance positions at Reliant Energy. Previously, he held positions at Exxon Mobil Corporation, a multinational oil and gas corporation, and at a major public accounting firm.

JOSEPH E. KADI has served as Senior Vice President – Operations since December 2008 and as Director of Strategic Development of the Company from November 2008 to December 2008. From 2003 to October 2008, Mr. Kadi was Vice President of Operations for Milk Specialties Company, a manufacturer of nutritional and health products for the food and feed industries. From 1999 to 2003, Mr. Kadi was Director of Manufacturing, Worldwide for Applied Food Biotechnology, a manufacturer of liquid and dry pet food flavors.

DR. MARK E. GRIFFIN has served as Vice President—Research and Development since July 2009 and as Senior Vice President – R&D and Sales and Marketing since January 1, 2011. From April 2009 to July 2009, Dr. Griffin served as Technical Director of the Specialty Group of Land O’Lakes Purina Feed, LLC, a co-operative of agricultural producers and marketer of agriculture food products. From 2003 to April 2009, Dr. Griffin served as Director of the Zoo and Aquaculture divisions of Land O’Lakes Purina Feed, LLC. Dr. Griffin also previously held several positions in the aquaculture, companion animal, zoo and private label divisions of Purina Mills, Inc. and Land O’ Lakes Purina Feed, LLC.

GREGORY P. TOUPS has served as the Company’s Chief Accounting Officer since June 2011, as Vice President and Controller since May 2008, as Controller since May 2005, and as Assistant Controller from March 2005 to May 2005. Prior thereto, Mr. Toups was employed by the accounting firms Kushner LaGraize LLC, from November 2001 to March 2005, and by PricewaterhouseCoopers, LLP, from January 1998 to November 2001. Mr. Toups is a Certified Public Accountant.

MATTHEW W. PHILLIPS has served as the President of Cyvex Nutrition, Inc. (acquired by the Company in December 2010) since March 2008. Prior thereto, Mr. Phillips served as Vice President, Marketing and Sales American/Europe for BI Nutraceuticals, a botanical ingredient supplier, from January 2002 until March 2008. Prior thereto, Mr. Phillips held sales and marketing positions of increasing responsibility with various botanical, nutrition and wellness companies.

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

InCon Offices and Warehouses. InCon leases combined office and warehouse space in Batavia, Illinois from an unaffiliated third party.

Shipyard. Omega Shipyard owns a 49.4 acre shipyard facility in Moss Point, Mississippi which includes three dry docks, each with a capacity of 1,300 tons. The shipyard is used for routine maintenance and vessel refurbishment on Omega Protein’s fishing vessels and occasionally for shoreside maintenance services to third-party vessels if excess capacity exists.

Administrative and Executive Offices. The Company leases administrative and executive office space from an unaffiliated third party in Houston, Texas. The Company also leases the property for its Omega Protein Technology and Innovation Center from an unaffiliated third party in Houston, Texas.

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

Risks Relating to the Company’s Business and Industry:

Omega Protein, the Company’s largest operating subsidiary, is dependent on a single natural resource and may not be able to catch the amount of menhaden that it requires to operate profitably. Omega Protein’s primary raw material is menhaden. Omega Protein’s business is materially dependent on its annual menhaden harvest in ocean waters along the U.S. Atlantic and Gulf coasts. Omega Protein’s ability to meet its raw material requirements through its annual menhaden harvest fluctuates from year to year and month to month due to natural and other conditions over which Omega Protein has no control, including varying fish populations, adverse weather conditions, fish disease, and most recently, the Deepwater Horizon oil spill disaster in 2010. In 2009, Omega Protein experienced below average fish catch and 2009 gross profits were impacted by materially reduced sales prices. In 2010, Omega Protein experienced a below average fish catch in the Gulf of Mexico primarily related to the Gulf of Mexico oil spill disaster which was partially mitigated by an above average fish catch in the Atlantic at its Reedville, Virginia facility. Omega Protein’s receipt of emergency payments of $18.7 million from the GCCF partially offset the disproportionate amount of expenditures related to its 2010 total fish catch. The 2011 total fish catch was the highest since the Company’s 2002 fishing season, but was partially offset by fish oil yields that were 28.7% below the Company’s five year oil yield average. These conditions may prevent Omega Protein from catching the amount of menhaden required to operate profitably.

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

Omega Protein has waived any potential claims it may have had for unknown damages resulting from the 2010 Deepwater Horizon oil spill disaster. In connection with its $44.8 million settlement with BP and the other Deepwater Horizon defendants, Omega Protein has waived any future potential claims against these defendants for any future damages that might manifest themselves from the Deepwater Horizon oil spill. These potential claims could include: (1) the effect of the oil spill on the Company’s business operations and fish-catch, both short-term and long-term, (2) the effect of government intervention in connection with the oil spill, including without limitation, any restrictions that may be imposed on fishing, navigation and access to the Company’s facilities or restrictions on the sale of marine proteins produced from the Gulf of Mexico, (3) the effect of the oil spill, short-term and long-term, on the menhaden fishery or ecosystem supporting that fishery, and (4) customer perceptions about marine products from the Gulf of Mexico or the United States due to concerns about contamination or availability. In the event that one of these potential claims manifests itself and has a material adverse effect on the Company's business, financial results and results of operations, the Company would have no further right of recovery.

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

In 2011, the ASMFC initiated a regulatory review process that would: (1) require annual updates on menhaden recruits, or the numbers of fish in their first year of life, currently reviewed only every three years; (2) begin a long-term process of managing menhaden on a multi-species basis; and (3) with a goal of establishing increased menhaden abundance, initiate a management action to implement an interim overfishing threshold reference point based on achieving a rate of fishing that should result in 15% of the spawning potential that the Atlantic menhaden stock would have if such stock were not fished (a “maximum spawning potential”). By comparison, in 2008, the estimate of this maximum spawning potential was estimated to be 8%; however, those numbers have not been estimated for 2009, 2010, or 2011. These percentages do not necessarily translate into corresponding percentage reductions in fish catch.

Because the process of developing a management system will take time, the Company does not expect any new constraints to be placed upon the menhaden fishery until the 2013 fishing season, at the earliest. Due to the uncertain timing and outcome of this regulatory process, the Company cannot predict with certainty what effect these new regulations will have on the Company’s business. Depending on how and when these new reference points are implemented, and what future Atlantic menhaden stock assessments conclude, it is possible that the implementation of these new regulations could have a material adverse effect on the Company’s business, financial results and results of operations.

See “Business and Properties – Regulation” for additional information.

The U.S. Attorney’s Office is reviewing an EPA investigation and a Coast Guard investigation. In April 2010, the Company received a request for information pursuant to Section 308 of the Federal Water Pollution Control Act (Clean Water Act) from Region 3 of the United States Environmental Protection Agency (the “EPA”) concerning the Company’s wastewater practices used in its fishing operations at its Reedville, Virginia facility. The Company responded to the request. The Company cannot predict the outcome of the EPA’s review.

In February 2011, the United States Coast Guard conducted inspections of the vessels at the Company’s Reedville, Virginia facility regarding the vessels’ bilge water discharge practices. Based on the results of those inspections and subsequent communications with the Coast Guard, the Company conducted a survey of its Reedville, Virginia fishing fleet to determine compliance with applicable laws and regulations. Following the completion of certain improvements and repairs, the Coast Guard inspected the vessels and all but two were approved for full operations prior to the beginning of the 2011 Atlantic fishing season. The other two vessels were approved for full operations shortly after the beginning of the fishing season and the delay did not materially impact the fleet’s Atlantic fishing operations.

The Company spent approximately $3.0 million to make the above improvements and repairs to the Reedville fleet. The Company is evaluating the vessels in its Gulf fleet based on its review of its Reedville vessels. Based on the results of that evaluation, it is likely that the Company will incur additional costs to make improvements and repairs to its Gulf fleet.

The Company has been advised that the U.S. Attorney’s Office for the Eastern District of Virginia is reviewing both the results of the Coast Guard’s inspection of the Reedville fleet and the EPA request for information, and is currently evaluating whether any civil or criminal enforcement action is warranted. It is possible that the result of that review could have an adverse effect on the Company’s business, results of operations or financial condition.

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

The costs of energy may materially impact Omega Protein’s business. Omega Protein has occasionally experienced substantially higher costs for energy. For example, Omega Protein’s 2008 energy related costs were $30.8 million compared to average energy related costs of $24.6 million for 2009 through 2011. Omega Protein’s business is materially dependent on diesel fuel for its vessels and natural gas and Bunker C fuel oil for its operating facilities. The costs of these commodities, which are beyond the Company’s control, may have an adverse material impact on the Company’s business, results of operations and financial condition.

As of December 31, 2011, the Company has or had contracted through energy swap derivatives for approximately 63% and 3% of its expected 2012 and 2013 energy use, respectively.

Fluctuation in the “total yield” derived from Omega Protein’s fish catch could impact the Company’s ability to operate profitably. The “total yield,” or the percentage of fish meal, fish oil and fish solubles products derived from the menhaden fish has fluctuated over the years and from month to month due to natural conditions relating to fish biology over which Omega Protein has no control. For example, Omega Protein’s oil yields for the 2011 fishing season were lower by 20.8% compared to those in the 2010 fishing season and were lower by 28.7% compared to the Company’s 5 year oil yield average. Total yields decreased 3.5% from 2010 to 2011, and decreased 8.2% during 2011 from the Company’s 5 year yield average. The Company believes that the causes of lower fish yields generally relate to fish diet, weather and water temperature but such causes are not generally well understood. The impact of these poor yields has resulted in significantly higher per unit inventory costs and fewer volumes available for future sale. These higher unit costs and fewer volumes available for sale adversely impacted financial results for 2011 and will be expected to adversely affect financial results through the second quarter of 2012. It is possible that total yields in the future could adversely impact the Company’s ability to operate profitably.

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

One example of potentially restrictive regulation is an addendum to a fisheries management plan recommended by a regional regulatory commission, the Atlantic States Marine Fisheries Commission (“ASMFC”), in August 2005. The Commonwealth of Virginia has declined to adopt the ASMFC’s recommended plan but has instead adopted its own restrictions whereby Omega Protein’s Chesapeake Bay menhaden harvest are capped for an eight year period at 109,020 metric tons per year. The Virginia restrictions also allow for a credit whereby any under-harvest in a particular year below the 109,020 metric ton cap would be added to increase the cap for the following year, up to a maximum of 122,740 metric tons per year. Omega Protein supported Virginia’s proposal and voluntarily complied with its limitations in 2006 and subsequently thereafter after the cap was formally approved. This restriction had no effect on the Company’s Chesapeake Bay harvest in prior years and is not expected to have a material adverse effect on the Chesapeake Bay harvest in 2012. As a result of Omega Protein’s 2011 Chesapeake Bay underharvest, the 2012 Chesapeake Bay catch limit will be 122,740 metric tons. See “Business and Properties – Regulation”.

Another example is regulations adopted by the Texas Parks and Wildlife Commission related to the menhaden reduction fishery in Texas waters which limits the Total Allowable Catch (“TAC”) to 31.5 million pounds annually. The regulations also allow for a 10% underage or overage in each year which is credited or deducted, as applicable, to the TAC in the following year.

The Company is also subject to the introduction of legislation from time to time that seeks to ban its operations in their entirety or restrict the sale of its products. For example, in 2007, two bills in the U.S. House of Representatives were introduced and in 2009, a bill in the U.S. Senate was introduced, each of which would have banned menhaden fishing on the Atlantic coast. In the Virginia legislature in 2011, an Assembly bill was introduced that would have provided for a phased-in moratorium on menhaden fishing in Virginia waters. A 2011 Maryland House bill would have prohibited the manufacture, sale or distribution in Maryland of products obtained from reduction of Atlantic menhaden. While none of these bills ever made any substantial headway in their respective legislative bodies, they are indicative of the challenging legislative and regulatory environment in which the Company operates and to which the Company must devote substantial resources.

The enactment of any restrictions similar to those described in the above bills could have a material adverse effect on the Company’s business, results of operations or financial condition.

Worldwide supply and demand relationships, which are beyond the Company’s control, influence the prices that the Company receives for many of its products and may from time to time result in low prices for many of the Company’s products. Prices for many of the Company’s products are subject to, or influenced by, worldwide supply and demand relationships over which the Company has no control and which tend to fluctuate to a significant extent over the course of a year and from year to year. For example, during 2011, Omega Protein experienced fish oil price increases of approximately 26% when compared to 2010 due to a strong global demand for the product. Conversely, during 2011, Omega Protein’s fish meal prices decreased approximately 16% as compared to 2010 due in part to the global expansion of fish meal availability. The factors that influence these supply and demand relationships are world supplies of fish meal made from other fish species, animal proteins and fats, palm oil, rapeseed oil, soy meal and oil, and other edible oils.

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

The Company’s insurance coverage may not be sufficient, and insufficient insurance coverage and increased insurance costs could adversely impact the Company’s business, financial condition or results of operations. The Company maintains insurance against physical loss and damage to its assets and coverage against third party liability it may incur in the course of its operations, as well as workers’ compensation, United States Longshoremen’s and Harbor Workers’ Compensation Act and Jones Act coverage. The Company’s limits for liability coverage are $50 million. The $50 million limit is generally comprised of several excess liability policies, which are subject to deductibles, underlying limits, annual aggregates and exclusions. The Company believes its insurance coverage to be in such form, against such risks, for such amounts and subject to such deductibles and self-retentions as are generally prudent for its operations but the securing of such coverage by necessity requires judgment in the balancing of retained risk and the cost effectiveness of such insurance programs. In recent years, for example, the Company has elected to increase its deductibles and self-retentions in order to manage rising insurance premium costs. These higher deductibles and self-retentions have resulted in greater uninsured losses to the Company in the cases of the Hurricanes Katrina, Rita and Ike hurricanes and will expose the Company to greater risk of loss if additional future claims occur.

Insurance coverage may not be available in the future at current costs or on what the Company considers to be commercially reasonable terms. Furthermore, any insurance proceeds received for any loss of, or damage to, any of the Company’s facilities may not be sufficient to restore the loss or damage without negative impact on our results of our business, financial condition or results of operations. For example, property insurance coverage for flood damages caused by named storm hurricanes has from time to time been limited in its availability, and it is possible that such limited coverage might not be adequate to reimburse the Company for its losses if these types of flood losses occur. In addition, should a Company insurer become insolvent, the Company would be responsible for payment of all outstanding claims associated with that insurer’s policies.

The Company’s estimated reserves for claims may not be sufficient. Omega Protein carries insurance for certain losses relating to its vessels and Jones Act liabilities for employees aboard its vessels. Omega Protein records gross insurance reserves by using an estimation process that considers Company-specific and industry information as well as management’s experience, assumptions and consultation with counsel. These reserves include estimated settlement costs. In addition, insurance receivables are recorded for those portions of the claims in excess of Company insurance policy annual aggregate deductibles and stop losses. Management’s current estimated range of liabilities related to such cases is based on claims for which management can estimate the amount and range of loss. For those claims where there may be a range of loss, Omega Protein has recorded an estimated liability inside that range, based on management’s experience, assumptions and consultation with counsel. The process of estimating and establishing reserves for these claims is inherently uncertain and the actual ultimate net cost of a claim may vary materially from the estimated amount reserved. There is some degree of inherent variability in assessing the ultimate amount of losses associated with these claims due to the extended period of time that transpires between when a claim occurs and the full settlement of the claim. This variability is generally greater for Jones Act claims by vessel employees.

Omega Protein evaluates loss estimates associated with claims and losses as additional information becomes available and revises its estimates. Although management believes estimated reserves related to these claims are adequately recorded, it is possible that actual results could significantly differ from the recorded reserves, which could materially impact the Company’s business, financial condition or results of operations.

Complying with recently enacted healthcare reform legislation could increase the Company’s costs and have a material adverse effect on the Company’s business, financial condition or results of operations. The healthcare reform legislation enacted in 2010 could significantly increase the Company’s costs and have a material adverse effect on its business, financial condition and results of operations by requiring the Company either to provide certain kinds of mandated health insurance coverage to its employees or to pay certain penalties for electing not to provide such coverage. Because these new requirements are broad, complex, subject to certain phase-in rules and may be challenged by legal actions in the coming months and years, it is difficult to predict the ultimate impact that this legislation will have on the Company’s business and operating costs. The Company cannot assure you that this legislation or any alternative version that may ultimately be implemented will not materially increase the Company’s operating costs. This legislation could also adversely affect the Company’s employee relations and ability to compete for new employees if its response to this legislation is considered less favorable than the responses or health benefits offered by employers with whom the Company competes for talent.

Other sources of Long Chain Omega-3 fatty acids may be discovered or created and might compete with our menhaden-based products. It is possible that other sources of omega–3 fatty acids derived from other sources such as animals, plants, bacteria, genetically modified organisms or synthetic sources might be discovered or created and these sources might compete with menhaden–based products. Some of the research projects attempting to discover or develop these new sources off omega–3 products may be funded by companies with greater resources than the Company. If such products are developed and became commercially available to the point where the Company’s menhaden product sales are adversely impacted, this could have a material adverse effect on the Company’s business, financial condition or results of operation.

A proposed National Ocean Policy Plan could result in a material adverse effect on the Company’s business, financial condition or results of operation. On June 12, 2009 President Obama issued a Presidential Memorandum creating an Interagency Ocean Policy Task Force charged with, among other things, creating a unitary National Ocean Policy for the United States. On July 19, 2010, the Interagency Ocean Policy Task Force issued its Final Recommendations for a new policy and administrative structure to comprehensively assess, evaluate, and manage activities and uses impacting the nation’s oceans, coasts and Great Lakes. That same day, President Obama issued Executive Order 13547, creating the National Ocean Council (“NOC”), a body comprised of cabinet secretaries, agency heads, and other senior members of the federal government. On January 13, 2012, the NOC issued a Draft National Ocean Policy Plan for public comment.

In general, the Draft Plan outlines a detailed system of federal-state cooperation in managing all aspects of ocean policy, including, most relevantly, marine transportation and fisheries. If implemented, the Plan would create eight regional councils with federal, state, and tribal representatives that will draft comprehensive regional management plans that will be implemented by federal and state agencies pursuant to their governing legal authorities. Such “coastal and marine spatial plans” are to be guided by, among other things, the concept of “ecosystem-based management,” which the Draft Plan defines as “an integrated approach to resource management that considers the entire ecosystem, including humans.” If implemented, this Draft Plan and the coastal and marine spatial plans, depending on their final forms, could have implications for Omega Protein’s menhaden fishery. However, the Draft Plan is not yet final and its timeline does not envision the promulgation of a final plan for at least five years. Therefore, the Company believes that the National Ocean Policy Plan will not have an adverse impact on the Company’s operations in 2012 or in the foreseeable future. However, the long term implementation of such a plan, depending on its final form, could have a material adverse effect on the Company’s business, financial condition or results of operation.

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

Compliance with new and existing governmental regulations could increase the Company’s costs significantly and adversely affect Cyvex results of operations. The processing, formulation, manufacturing, packaging, labeling, advertising, and distribution of Cyvex products are subject to federal laws and regulation by one or more federal agencies, including the FDA, FTC, CPSC, USDA and the EPA. These activities are also regulated by various state, local, and international laws and agencies of the states and localities in which our products are sold. Government regulations may prevent or delay the introduction, or require the reformulation, or require the discontinuance of Cyvex products, which could result in lost revenues and increased costs to us. For instance, the FDA regulates, among other things, the composition, safety, manufacture, labeling, and marketing of dietary supplements (including vitamins, minerals, herbs, and other dietary ingredients for human use). The FDA may not accept the evidence of safety for any new dietary ingredient that Cyvex may wish to market, may determine that a particular dietary supplement or ingredient presents an unacceptable health risk, and may determine that a particular claim or statement of nutritional value that the Company uses to support the marketing of a dietary supplement is an impermissible drug claim, the claim is not substantiated, or is an unauthorized version of a “health claim.” Any of these actions could prevent Cyvex from marketing particular dietary supplement ingredients or making certain claims or statements for those products. The FDA could also require Cyvex to remove a particular product from the market. Any future recall or removal would result in additional costs to the Company, including lost revenues from any products that Cyvex is required to remove from the market. Any product recalls or removals could also lead to liability, substantial costs, and reduced growth prospects.

Additional or more stringent regulations of dietary supplements and other products have been considered from time to time. These regulations could require reformulation of some products to meet new standards, recalls or discontinuance of some products not able to be reformulated, additional record-keeping requirements, increased documentation of the properties of some products, additional or different labeling, additional scientific substantiation, adverse event reporting, or other new requirements. Any of these developments could increase our costs significantly. We may not be able to comply with such new regulations without incurring additional expenses, which could be significant.

The Company may incur material product liability claims and product recall costs, which could increase the Company’s costs and adversely affect its reputation, revenues, and operating income. As a manufacturer of products designed for human consumption, the Company is subject to product liability claims and product recall costs if the use of Cyvex products is alleged to have resulted in injury. Cyvex products contain vitamins, minerals, herbs and other dietary ingredients that are not subject to pre-market regulatory approval in the United States. Cyvex products could contain contaminated substances, and some of its products contain ingredients that do not have long histories of human consumption. Previously unknown adverse reactions resulting from human consumption of these ingredients could occur.

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

Increase in the price and shortage of supply of key raw materials could adversely affect Cyvex business. Cyvex products are composed of certain key raw materials. If the prices of these raw materials were to increase significantly, it could result in a significant increase to us in the prices our third-party manufacturers charge Cyvex for its products. Raw material prices may increase in the future and Cyvex may not be able to pass on such increases to its customers. A significant increase in the price of raw materials that cannot be passed on to customers could have a material adverse effect on Cyvex’s results of operations and financial condition. In addition, if Cyvex cannot get access to key raw materials due to increased regulatory scrutiny or changing regulatory standards involving dietary supplements or their ingredients, or the importation of these raw materials into the United States, it could have a material adverse effect on our results of operations and financial condition.

Risks Relating to the Company’s Ongoing Operations:

The Company has a moderate amount of indebtedness, which may adversely affect its ability to operate its business, remain in compliance with debt covenants and make payments on its debt. As of December 31, 2011, the aggregate amount of the Company’s outstanding indebtedness under its bank credit facility and its loan agreements under the Title XI Fisheries Finance Program was approximately $30.3 million. The Company’s outstanding indebtedness could have important consequences for you, including the following:

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

•

the amount of the Company’s interest expense may increase because certain of its borrowings are, and any future borrowings under its bank credit facility would be, at variable rates of interest, which, if interest rates increase, could result in higher interest expense;

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

The Company’s strategy to expand into the functional food and supplement grade oils market may be unsuccessful. The Company’s attempts to expand its fish oil sales into the market for refined, functional food and supplement grade fish oils for human consumption may not be successful. The Company’s expectations regarding future demand for Omega-3 fatty acids may prove to be incorrect or, if future demand does meet the Company’s expectations, it is possible that purchasers could utilize Omega-3 sources other than the Company’s products which could adversely affect the results of operations and financial condition of InCon or Cyvex.

The Company’s quarterly operating results will fluctuate as its business is seasonal in nature and subject to estimates. Omega Protein’s menhaden harvesting and processing business is seasonal in nature. Omega Protein generally has higher sales during the menhaden harvesting season (which includes the second and third quarter of each fiscal year) due to increased product availability, but prices during the fishing season tend to be lower than during the off-season. Additionally, due to differences in gross profit margins for Omega Protein’s various products, any variation in the mix of product sales between quarters may result in significant variations of total gross profit margins. Similarly, from time to time Omega Protein defers sales of inventory based on worldwide prices for competing products that affect prices for its products, which may affect comparable period comparisons. As a result, the Company’s quarterly operating results have fluctuated in the past and may fluctuate in the future.

In addition, inventory is generally carried over from one year to the next year, and Omega Protein generally begins selling its current season’s production late in the second quarter and sells that production until the second quarter of the following year. Costs can change meaningfully from one season to the next. For example, decreased yields of Omega Protein’s 2011 production resulted in higher standard costs for inventory from the 2011 season. This, combined with decreased pricing due to the increased global availability of fish meal, resulted in gross profit decreasing from approximately 33% for the second quarter of 2011 to 19% for the third quarter of 2011.

Further, Omega Protein’s per unit cost of production is estimated prior to the beginning of each fishing season based on total estimated fishing costs (including off-season costs) divided by estimated total units of production. Omega Protein adjusts the cost of sales, unallocated inventory cost pool and inventory balances at the end of the second, third and fourth quarters based on revised estimates of total units of production to total inventoriable costs. Changes in estimates from one quarter to the next can have a significant impact on operating results. As an example, gross profit as a percentage of revenues for the quarter ended December 31, 2010 increased substantially as compared to the previous three quarters of 2010. This increase was due to greater than estimated inventory production after September 30, 2010. As a result, standard cost for 2010 inventory, for which sales commenced largely in the third quarter of 2010, was decreased and all previous sales of 2010 inventory production were adjusted during the quarter ended December 31, 2010. The impact of the change in standard cost to the quarter ended December 31, 2010 is estimated to be approximately $4 million.

The Company’s business is subject to significant competition, and some competitors have significantly greater financial resources and more extensive and diversified operations than the Company. The marine protein and oil business is subject to significant competition from producers of vegetable and other animal protein products and oil products such as Archer Daniels Midland and Cargill. In addition Omega Protein competes with a smaller domestic privately-owned menhaden fishing company and with numerous fish processors outside the United States. Many of these competitors have significantly greater financial resources and more extensive and diversified operations than the Company.

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

In addition, it is possible that the Company, at any one time, could have a significant amount of its revenues generated by sales in a particular country which would concentrate the Company’s susceptibility to adverse events in that country. For example, in 2011, approximately 41% of the Company’s revenues were made to customers in China.

The Company may undertake acquisitions that are unsuccessful and the Company’s inability to control the inherent risks of acquiring businesses could adversely affect its business, results of operations and financial condition. In the future the Company may undertake acquisitions of other businesses, located either in the United States or in other countries, although there can be no assurances that this will occur. The Company had not made any acquisitions until its recent acquisitions of Cyvex in December 2010 and InCon in September 2011. There can be no assurance that the Company will be able (i) to identify and acquire acceptable acquisition candidates on favorable terms, (ii) to profitably manage Cyvex or InCon, or future businesses it may acquire, or (iii) to successfully integrate Cyvex and InCon or future businesses it may acquire without substantial costs, delays or other problems. Any of these outcomes could have a material adverse effect on the Company’s business, results of operations and financial condition.

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

Investment Risks. Investment risks specifically related to the Company’s common stock include:

The recent financial crisis and uncertain economic conditions may have material adverse impacts on our business and financial condition that we currently cannot predict. As widely reported, economic conditions in the United States and globally drastically deteriorated during 2008 and 2009. Financial markets in the United States, Europe and Asia experienced a period of unprecedented turmoil and upheaval characterized by extreme volatility and declines in security prices, severely diminished liquidity and credit availability, inability to access capital markets, the bankruptcy, failure, collapse or sale of various financial institutions, European sovereign debt issues and an unprecedented level of intervention from the United States federal government and other governments. Unemployment has risen while business and consumer confidence have declined. Although some of these factors have changed by varying degrees during 2011, we cannot predict the impact on the Company of these economic conditions. These or future similar events could materially adversely affect our business and financial condition.

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

The limited liquidity for the Company’s common stock could affect your ability to sell your shares at a satisfactory price. The Company’s common stock is relatively illiquid. As of December 31, 2011, the Company had approximately 19.6 million shares of common stock outstanding. The average daily trading volume in the common stock during the prior 60 calendar days ending on that date was approximately 220,000 shares. A more active public market for the Company’s common stock, however, may not develop, which would continue to adversely affect the trading price and liquidity of the common stock. Moreover, a thin trading market for the common stock causes the market price for the common stock to fluctuate significantly more than the stock market as a whole. Without a large float, the Company’s common stock is less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of the common stock may be more volatile. In addition, in the absence of an active public trading market, you may be unable to liquidate your investment in the Company at a satisfactory price.

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

The number of shares of the Company’s common stock eligible for future sale could adversely affect the market price of its stock. The Company had outstanding options to purchase approximately 2.8 million shares of its common stock with a weighted average exercise price of $6.12 per share as of December 31, 2011. These shares of common stock are registered for resale on currently effective registration statements. Certain of the Company’s officers and directors have, from time to time, entered into Rule 10b5-1 sales plans with brokers unaffiliated with the Company whereby they have committed to sell automatically and without discretion a predetermined number of shares of the Company’s common stock over a period of time according to their own individual criteria. The issuance of a significant number of shares of common stock upon the exercise of stock options, or the availability for sale, or sale, of a substantial number of the shares of common stock eligible for future sale under effective registration statements, under Rule 144 or otherwise, could adversely affect the market price of the common stock.

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

Provisions of the Company’s Articles of Incorporation and Bylaws, as well as Nevada and federal law and the Company's Shareholder Rights Plan could delay or prevent corporate takeovers and could prevent stockholders from realizing a premium on their investment. Certain provisions of the Company’s Articles of Incorporation, Bylaws, the Company’s Shareholder Rights Plan, as well as the Nevada Corporation Law, could delay or frustrate the removal of incumbent directors and could make difficult a merger, tender offer or proxy contest involving the Company, even if such events could be viewed as beneficial by its stockholders. The Company’s Board of Directors is empowered to issue preferred stock or rights in one or more series without stockholder action and did so in connection with the implementation of the Shareholder Rights Plan described below. Any issuance of this blank-check preferred stock could materially limit the rights of holders of the Company’s common stock and render more difficult or discourage an attempt to obtain control of the Company by means of a tender offer, merger, proxy contest or otherwise. In addition, the Articles of Incorporation and Bylaws contain a number of provisions which could impede a takeover or change in control of the Company, including, among other things, staggered terms for members of its Board of Directors, the requiring of two-thirds vote of stockholders to amend certain provisions of the Articles of Incorporation or the inability to take action by written consent or to call special stockholder meetings. Certain provisions of the Nevada Corporation Law could also discourage takeover attempts that have not been approved by the Company’s Board of Directors. In addition, federal law requires that at least 75% of the Company’s outstanding capital stock be owned by U.S. citizens which will discourage takeover attempts by potential foreign purchasers.

In June 2010, the Company’s Board of Directors adopted a Shareholder Rights Plan, pursuant to which rights were distributed to our stockholders at a rate of one right for each share of common stock held of record as of July 12, 2010. The Shareholder Rights Plan is designed to enhance the Board's ability to prevent an acquirer from depriving stockholders of the long-term value of their investment and to protect stockholders against attempts to acquire the Company by means of unfair or abusive takeover tactics. However, the existence of the Shareholder Rights Plan may impede a takeover not supported by the Board, including a takeover that may be desired by a majority of the Company's stockholders or involving a premium over the prevailing stock price.

Item 1B.   Unresolved Staff Comments.

None.

Item 3.    Legal Proceedings.

The Company is defending various claims and litigation arising from operations which arise in the ordinary course of the Company’s business. In the opinion of management, except as noted below, any losses resulting from these matters will not have a material adverse affect on the Company’s results of operations, cash flows or financial position.

In March 2010, the Company was named as one of the defendants in a lawsuit filed in the Superior Court of the State of California, County of San Francisco, by Chris Manthey, Benson Chiles and Mateel Environmental Justice Foundation (the “Proposition 65 Matter”). The other defendants in the lawsuit are CVS Pharmacy, Inc., General Nutrition Corporation, NOW Health Group, Inc., Pharmavite LLC, Rite Aid Corporation, Solgar, Inc., and Twinlab Corporation. Mateel Environmental Justice Foundation later dismissed all of its claims in the lawsuit. The plaintiffs allege that fish oil dietary supplements produced by the defendants do not have adequate warnings regarding possible exposure to polychlorinated biphenyls (PCBs) as required by Proposition 65 under California law, and request that the court grant injunctive relief and award monetary civil penalties. The Company’s total fish oil supplement sales in the State of California since inception have been immaterial. The Company believes that its products comply fully with federal law promulgated by the U.S. Food & Drug Administration, standards of the European Commission and state law, including California, and intends to vigorously defend the lawsuit. The Company does not believe that the resolution of this lawsuit will have a material adverse effect on the Company’s results of operations, cash flows or financial position. During 2011, the Company expensed approximately $0.4 million related to this lawsuit and as of December 31, 2011, has a $0.2 million reserve.

In April 2010, the Company received a request for information pursuant to Section 308 of the Federal Water Pollution Control Act (Clean Water Act) from Region 3 of the United States Environmental Protection Agency (the “EPA”) concerning the Company’s wastewater practices used in its fishing operations at its Reedville, Virginia facility. The Company responded to the request. The Company cannot predict the outcome of the EPA’s review.

In February 2011, the United States Coast Guard conducted inspections of the vessels at the Company’s Reedville, Virginia facility regarding the vessels’ bilge water discharge practices. Based on the results of those inspections and subsequent communications with the Coast Guard, the Company conducted a survey of its Reedville, Virginia fishing fleet to determine compliance with applicable laws and regulations. Following the completion of certain improvements and repairs, the Coast Guard inspected the vessels and all but two were approved for full operations prior to the beginning of the 2011 Atlantic fishing season. The other two vessels were approved for full operations shortly after the beginning of the fishing season and the delay did not materially impact the fleet’s Atlantic fishing operations.

The Company spent approximately $3.0 million to make the above improvements and repairs to the Reedville fleet. The Company is evaluating the vessels in its Gulf fleet based on the review of its Reedville vessels. Based on the results of that evaluation, it is likely that the Company will incur additional costs to make improvements and repairs to its Gulf fleet.

The Company has been advised that the U.S. Attorney’s Office for the Eastern District of Virginia is reviewing both the results of the Coast Guard’s inspection of the Reedville fleet and the EPA request for information, and is currently evaluating whether any civil or criminal enforcement action is warranted. It is possible that the result of that review could have an adverse effect on the Company’s business, results of operations or financial condition. During 2011, the Company expensed approximately $0.5 million related to this lawsuit and as of December 31, 2011, has a $0.3 million reserve.

In August 2007, the Company filed a lawsuit in the District Court of Harris, Texas 295th Judicial District, against its prior insurance broker, Aon Risk Services of Texas, who procured the Company’s property insurance policies for the 2005/2006 policy year, which were the subject of prior litigation as a result of claims relating to Hurricanes Rita and Katrina. In June 2011, all outstanding claims related to the lawsuit were settled and the Company recorded $0.8 million, net of fees and expenses, as “Other proceeds/gains resulting from natural disaster, net – 2005 storms” in the Consolidated Statement of Operations for the year ended December 31, 2011. As a part of the final settlement, the Company released and waived all claims against Aon for all matters addressed in the litigation.

Item 4.    Mine Safety Disclosure

Not applicable.

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

The cumulative total return computations set forth in the Performance Graph assume the investment of $100 in Common Stock, the Russell 2000 Index, and the Peer Group Index on December 31, 2006. Any dividends are assumed to be reinvested.

	Period Ending
Company/Market/Peer Group	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011
Omega Protein Corporation	$100.00	$120.18	$51.88	$56.40	$104.79	$ 92.24
Russell 2000 Index	$100.00	$ 98.44	$65.17	$82.87	$105.14	$100.73
Peer Group Index	$100.00	$120.41	$77.88	$95.87	$100.54	$108.78

*	$100 invested on December 31, 2006 including reinvestment of dividends

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

	Dec. 31, 2011	Sep. 30, 2011	Jun. 30, 2011	Mar. 31, 2011	Dec. 31, 2010	Sep. 30, 2010	Jun. 30, 2010	Mar. 31, 2010

High sales price	$10.99	$14.33	$14.94	$14.95	$8.44	$6.21	$7.05	$5.95

Low sales price	6.47	8.58	10.35	7.73	5.50	3.92	3.71	3.94

On March 1, 2012, the closing price of the Company’s common stock, as reported by the NYSE, was $8.35 per share. As of March 1, 2012, there were approximately 22 holders of record of the Company’s common stock. This number does not include any beneficial owners for whom shares may be held in a “nominee” or “street” name.

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

Item 6.     Selected Financial Data.

The following table sets forth certain selected historical consolidated financial information for the periods presented and should be read in conjunction with the Consolidated Financial Statements of the Company included in Item 8 of this Report and the related notes thereto and with “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Report.

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share amounts)
INCOME STATEMENT DATA:
Revenues	$235,220	$167,704	$164,861	$177,412	$157,149
Operating income (loss)	54,359	31,056	(4,286)	23,543	27,440
Net income (loss)	34,157	18,259	(6,198)	12,576	12,139
Per share income (loss) basic	1.77	0.97	(0.33)	0.69	0.72
Per share income (loss) diluted	1.71	0.97	(0.33)	0.68	0.70
CASH FLOW DATA:
Capital expenditures	23,893	15,599	17,776	22,943	8,331
BALANCE SHEET DATA (end of period):
Working capital	$109,988	$83,713	$61,796	$96,812	$83,461
Property and equipment, net	122,512	111,726	110,625	106,181	96,659
Total assets	277,830	236,784	198,044	232,581	207,829
Current maturities of long-term debt and capital lease obligation	3,509	3,433	2,749	7,999	6,283
Long-term debt and capital lease obligation	27,570	31,127	24,805	52,946	58,976
Stockholders’ equity	196,561	157,527	137,026	139,557	118,455

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of the Company's financial condition and results of operations. This discussion should be read in conjunction with the Consolidated Financial Statements of the Company appearing under Item 8 of this Report. Certain amounts applicable to the prior periods have been reclassified to conform to the classifications currently followed. Specifically, the Company has reclassified cash flows from receivables of $389,000 to prepaid expenses and other current assets on the Consolidated Statement of Cash Flows for the year ended December 31, 2009 to conform with the presentation for the years ended December 31, 2010 and 2011. In addition, the liability for tax positions for which the ultimate deductibility is uncertain was reclassified from deferred tax liability to other long-term liabilities on the Consolidated Balance Sheet for the year ended December 31, 2010 and on the Consolidated Statement of Cash Flows for the years ended December 31, 2010 and 2009. Such reclassifications do not affect current assets, net cash provided by operating activities, earnings or stockholders’ equity.

Company Overview

Business. The Company operates through four primary subsidiaries: Omega Protein, Inc., Omega Shipyard, Inc., Cyvex Nutrition, Inc. and InCon Processing, L.L.C. Omega Protein, Inc. (“Omega Protein”), which is the Company’s principal operating subsidiary, operates in the menhaden harvesting and processing business and is the successor to a business conducted since 1913. Omega Shipyard, Inc. (“Omega Shipyard”) owns and operates a drydock facility in Moss Point, Mississippi that is used to provide shoreside maintenance for Omega Protein’s fishing fleet and, subject to outside demand and excess capacity, occasionally for third-party vessels. Cyvex Nutrition, Inc. (“Cyvex”), founded in 1984 and acquired by the Company on December 16, 2010, is located in Irvine, California and participates in the nutraceutical industry as an ingredient provider. InCon Processing, L.L.C. (“InCon”), acquired by the Company on September 9, 2011, is located in Batavia, Illinois and is a specialty toll processor that utilizes molecular distillation technology to concentrate a variety of compound products, including Omega-3 fish oils. Revenues from Omega Shipyard and InCon for third-party work were not material in 2011. The Company also has a number of other immaterial direct and indirect subsidiaries.

Fishing. Omega Protein is the largest U.S. producer of protein-rich meal and oil derived from marine sources. Omega Protein's products are produced from menhaden (a herring-like fish found in commercial quantities), and include regular grade and value-added specialty fish meals, crude and refined fish oils and fish solubles. Omega Protein’s fish meal products are used as nutritional feed additives by animal feed manufacturers and by commercial livestock producers. Omega Protein's crude fish oil is sold to food producers and feed manufacturers, and its refined fish oil products are used in food production, feed production, certain industrial applications as well as dietary supplements. Fish solubles are sold as attractants for animal feeds and baits and as fertilizers.

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

The direct impact of the hurricane upon Omega Protein was a loss of physical inventories and physical damage to the plants. The interruption of processing capabilities caused Omega Protein to address the impact of abnormal downtime of its processing facilities, which resulted in the immediate recognition of costs which would ordinarily have been captured as inventory costs. The amounts of these losses are more fully described in Note 17 to the Consolidated Financial Statements.

Omega Protein experienced higher costs of production and below average fish catch during the 2008 fishing season. The higher costs of production were primarily attributed to increased energy, labor and repair costs. The reduced fish catch was primarily attributable to adverse weather conditions mainly associated with hurricane activity. The impacts of higher cost inventories were carried forward and adversely affected the Company’s earnings through the second quarter of 2009.

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

During 2010, Omega Protein experienced abnormally below average fish catch in the Gulf of Mexico from the months of June to September as a result of the Gulf of Mexico oil spill disaster. The Gulf of Mexico below average fish catch was partially mitigated by an above average fish catch in the Atlantic for the 2010 fishing season and an above average fish catch in the Gulf of Mexico for the month of October, once the majority of the fishing restrictions were lifted as a result of the Gulf of Mexico oil spill disaster and fishing conditions returned to normal. The overall decrease in fish catch negatively impacted Omega Protein’s inventory available to sell during the second half of 2010 and its per unit product costs. The high per unit product costs were partially offset by $18.7 million in emergency payments from the Gulf Coast Claims Facility (GCCF) which were received during 2010. See Notes 1 and 3 to the Consolidated Financial Statements for additional information related to the Gulf of Mexico oil spill disaster.

In 2011, Omega Protein experienced its highest fish catch since 2002 and its highest overall production since 2003. The increased level of production contributed to the highest revenues and overall cost of production in the Company’s history. Low fish oil yields, which were 28.7% below the Company’s five year oil yield average, offset some of the positive fish catch impact, resulting in higher per unit product costs. 2011 per unit product costs increased 3.4% and 2.2% as compared to 2010 and 2009 per unit product costs, respectively. The higher unit product cost inventories from the 2011 fishing season are expected to be largely sold by June 30, 2012.

Harvesting and Production. The following table summarizes the Omega Protein’s harvesting and production for the indicated periods:

	Years Ended December 31,
	2011	2010	2009
Fish catch (short tons)	602,062	473,657	469,067

Production:
Fish Meal (short tons)	155,074	126,383	116,049
Oil (metric tons)
Crude	32,675	33,289	38,106
Refined	10,104	10,164	11,428
Solubles (short tons)	9,910	5,632	14,526

Total Production	207,763	175,468	180,109

Omega Protein’s harvesting and processing business is seasonal and fluctuates from year to year and month to month due to natural conditions over which Omega Protein has no control. For illustrative purposes, Omega Protein’s total yield for the 2011 fishing season was 8.2% lower compared to the average total yield the previous five fishing seasons. The Company believes that the causes of lower total yields relate to fish diet, weather and water temperature but such causes are not generally well understood. Poor total yields result in increased per unit inventory costs and fewer volumes available for future sale and, as a result, have at times materially impacted the amount of products that Omega Protein has been able to produce from its available fish catch.

Markets. Pricing for Omega Protein’s products has been volatile in the past several years and is attributable mainly to the international availability, or the perceived international availability, of fish meal and fish oil inventories. In an effort to reduce price volatility and to generate higher, more consistent profit margins, Omega Protein has implemented a quality control program designed to increase its capability of producing higher quality fish meal products and, in conjunction therewith, enhanced it sales efforts to penetrate premium product markets. Additionally, the Company continues to market its refined fish oil to food manufactures and other related industries. Omega Protein has made sales, which to date have not been material, of its refined fish oil, trademarked OmegaPure®, to food manufacturers in the United States and Canada at prices that provide substantially improved margins over the margins that can be obtained from selling non-refined crude fish oil. The Company cannot estimate, however, the size of the actual domestic or international markets for Omega Pure and OmegaActiv™ or how long it may take to develop these markets.

During 2009 and 2010, the Company’s fish catch and resultant product inventories were reduced, primarily due to adverse weather conditions and other factors such as the Gulf of Mexico oil spill disaster, and Omega Protein expanded its purchase and resale of other fish meals and oils (primarily U.S., Panamanian, Peruvian, Moroccan, and Mexican fish meal and U.S. menhaden oil). Although operating margins from these activities are less than the margins typically generated from Omega Protein’s base domestic production, these operations provide Omega Protein with a source of fish meal and oil to sell into other markets, some of which, Omega Protein has not historically had a presence. During the year ended December 31, 2009, Omega Protein purchased approximately 11,000 tons of fish meal, or approximately 7.6% of fish meal sales volumes for the same period. During the year ended December 31, 2010, Omega Protein purchased approximately 6,315 tons of fish meal, or approximately 6.2% of fish meal sales volumes for the same period. The Company did not purchase any fish meal or fish oil during 2011.

Omega Protein sells a portion of its products on a two-to-twelve-month forward contract basis with the balance sold on a spot basis through purchase orders. Omega Protein’s sales contracts generally contain force majeure and other production allocation provisions. During 2010 and as a result of the Gulf of Mexico oil spill disaster, Omega Protein purchased additional fish meal from a third party to supplement its production and received partial reimbursement from BP through the GCCF for additional costs associated with this purchase. Historically, fish meal and fish oil sold on a forward contract basis has fluctuated from year to year based upon perceived market availability and forward price expectations. As of December 31, 2011, Omega Protein had sold forward on a contract basis approximately 60,000 tons of fish meal and 40,000 tons of fish oil for 2012. As a basis of comparison, as of December 31, 2010, Omega Protein had sold forward on a contract basis approximately 90,000 tons of fish meal and 50,000 tons of fish oil for 2011.

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

The following table sets forth the Company’s revenues by product (in millions) and the approximate percentage of total revenues represented thereby, for the indicated periods:

	Years Ended December 31,
	2011		2010		2009
	Revenues	Percent	Revenues	Percent	Revenues	Percent
Fish Meal	$161.3	68.6%	$115.3	68.7%	$116.5	70.6%
Fish Oil	38.5	16.4	33.1	19.7	25.7	15.6
Refined Fish Oil	15.4	6.5	13.7	8.2	16.8	10.2
Fish Solubles	4.8	2.0	5.3	3.2	5.8	3.5
Dietary Supplement Ingredients	13.1	5.6	0.2	0.1	—	—
Other	2.1	0.9	0.1	0.1	0.1	0.1

Total	$235.2	100.0%	$167.7	100.0%	$164.9	100.0%

Acquisition of InCon Processing, L.L.C. On September 9, 2011, the Company acquired InCon Processing, L.L.C., a specialty toll processor that designs, pilots, synthesizes and purifies specialty chemical compounds, utilizing molecular distillation technology to concentrate a variety of compound products, including Omega-3 fish oils. The Company believes that the acquisition of InCon’s concentration technology will allow Omega Protein to provide its customers with an enhanced range of Omega-3 fish oils in concentrated forms such as ethyl esters and triglycerides. The concentrated fish oils manufactured by InCon are expected to be marketed and sold under the Company’s OmegaActiv™ brand by Cyvex.

As consideration for the acquisition of InCon, the Company paid cash of $8.7 million, utilizing cash on hand, plus an additional $0.6 million representing InCon’s estimated working capital on the closing date. As part of the equity purchase agreement, the sellers may earn additional amounts based on the annual earnings before interest, taxes, depreciation, and amortization, of InCon’s toll processing and specialty product business during calendar years 2012 through 2016. The transaction has been accounted for using the acquisition method of accounting which requires, among other things, that most assets acquired and liabilities assumed from acquisitions be recognized at their fair values as of the acquisition date. See Note 2 – Acquisition of InCon Processing, L.L.C.

Acquisition of Cyvex Nutrition, Inc. On December 16, 2010, the Company completed the acquisition of 100% of the outstanding common stock of Cyvex Nutrition, Inc. (“Cyvex”), a California corporation, in a cash transaction pursuant to the terms of a Stock Purchase Agreement with the founder and sole shareholder of Cyvex. Cyvex now is a wholly owned subsidiary of Omega Protein Corporation.

Cyvex is a nutraceutical supplier to dietary supplement manufacturers that focus on human health and wellness. The Company believes that the acquisition of Cyvex will expand its presence in the human health and wellness market and will provide access to the top supplement manufacturers who purchase a variety of ingredients, including fish oil.

As total consideration for the acquisition of Cyvex, the Company paid cash of $13.2 million, utilizing cash on hand, with no contingent consideration. This amount includes final post-closing cash payments of $2.2 million made to Cyvex’s former owner during 2011. The $2.0 million was included in accrued liabilities at December 31, 2010. See Note 4 – Acquisition of Cyvex Nutrition, Inc.

Results of Operations

The following table sets forth as a percentage of revenues, certain items of the Company’s results of operations for each of the indicated periods.

	Years Ended December 31,
	2011	2010	2009
Revenues	100.0%	100.0%	100.0%
Cost of sales	76.8	70.7	95.0

Gross profit	23.2	29.3	5.0
Selling, general and administrative expenses	10.0	9.3	7.7
Research and development expenses	0.7	1.0	0.9
Proceeds/gains resulting from Gulf of Mexico oil spill disaster	(11.1)	—	—
(Other proceeds/gains) loss resulting from natural disaster, net – 2008 storms	—	(0.1)	0.2
Other proceeds/gains relating to natural disaster, net – 2005 storms	(0.3)	—	(1.6)
Loss on disposal of assets	0.8	0.6	0.4

Operating income (loss)	23.1	18.5	(2.6)
Interest income	—	—	0.1
Interest expense	(0.8)	(1.5)	(2.7)
Loss resulting from debt refinancing	—	—	(0.2)
Other expense, net	(0.2)	(0.1)	(0.3)

Income (loss) before income taxes	22.1	16.9	(5.7)
Provision (benefit) for income taxes	7.6	6.1	(1.9)

Net income (loss)	14.5%	10.8%	(3.8)%

2011-2010

Revenues. Revenues increased $67.5 million, or 40.3%, from $167.7 million in 2010 to $235.2 in 2011. The increase in revenues was primarily due to higher sales volumes of 66.5% for the Company’s fish meal and higher sales prices of 25.9% for the Company’s fish oil, partially offset by decreased sales prices of 16.0% for the Company’s fish meal and decreased sales volumes of 8.6% for the Company’s fish oil. Considering fish meal, fish oil and fish solubles sales activities in total, the Company experienced a $13.1 million decrease in revenues due to the decrease in sales prices and a $65.6 million increase in revenue caused by increased sales volumes, when comparing 2011 and 2010. The increase in fish meal sales volumes in 2011 is primarily due to the quantity of inventory available for sale as well as export demand. The increase in fish oil sales prices in 2011 is due to increased export demand primarily from the aquaculture industry as well as a general increase in commodity pricing for fats and oils. The decrease in fish meal sales prices for 2011 is primarily due to an increased global supply of fish meal available for sale, particularly from South America. Cyvex, acquired by the Company in December 2010, contributed $13.1 million of revenue, InCon, acquired by the Company in September 2011, supplied $1.2 million of revenue in 2011 and Omega Shipyard contributed $0.9 million of revenue in 2011.

Cost of sales. Cost of sales, including depreciation and amortization, for 2011 was $180.5 million, a $62.0 million increase, or 52.3%, as compared to 2010. Cost of sales as a percentage of revenues was 76.8% for 2011 as compared to 70.7% for 2010. The increase in cost of sales as a percentage of revenue was primarily due to the decrease in fish meal sales prices as discussed above as well as an increased cost per unit of production from 2011 to 2010. The benefit of increased fish catch on cost per unit of production was offset by decreased fish oil yields. Cyvex’s cost of sales was $7.9 million, InCon’s cost of sales was $1.6 million and Omega Shipyard’s cost of sales was $0.8 million during 2011.

Gross profit. Gross profit increased $5.5 million, or 11.2% from $49.2 million for 2010 to $54.7 million for 2011. Gross profit as a percentage of revenue was 23.2% for 2011 as compared to 29.3% for 2010. The decrease in gross profit as a percentage of revenue was primarily due to the decrease in fish meal sales prices as well as an increased cost per unit of production in 2011 as compared to 2010. Cyvex’s gross profit as a percentage of revenue was 39.6% for 2011. Cyvex’s gross profit percentage was negatively impacted during 2011 by the one time inventory write-up to fair value that was made in conjunction with Cyvex being acquired by the Company in December 2010. InCon’s gross profit as a percentage of revenue was -32.4% due to start up costs that were incurred during the early stages of conversion of that plant for processing Omega’s fish oil. Omega Shipyard’s gross profit as a percentage of revenue was 16.3% for 2011.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $8.0 million, or 50.9%, from $15.6 million in 2010 to $23.6 million in 2011. The increase in selling, general and administrative expenses is primarily due to the addition of Cyvex’s and InCon’s combined related expenses of $3.2 million and increased employee compensation related costs of $3.2 million including, but not limited to, stock option and restricted stock compensation expense. In addition, the Company expensed two separate legal reserves totaling approximately $0.9 million. See Part I – Item 3 Legal Proceedings.

Research and development expenses. Research and development expenses were $1.6 million and $1.7 million for 2011 and 2010, respectively.

Proceeds/gains resulting from Gulf of Mexico oil spill disaster. During 2011, the Company received $26.2 million, net of fees and expenses, from the GCCF in connection with the final settlement of the Company’s claims related to the impacts of the 2010 Gulf of Mexico oil spill disaster. No such amount was recognized during 2010. In 2010, the Company recognized $18.7 million of emergency payments received from the GCCF in its inventory and subsequently in cost of sales.

Other proceeds/gains resulting from natural disaster, net—2008 storms. During 2010, the Company recognized a gain of $0.2 million related to a grant from the State of Louisiana Hurricane Gustav and Ike Fisheries Recovery Program. No such amount was recognized during 2011.

Other proceeds/gains resulting from natural disaster, net—2005 storms. During 2011, the Company recognized a gain of $0.8 million, net of fees and expenses, in connection with the final settlement of the Company’s claims against its prior insurance broker stemming from the hurricanes affecting the Company in 2005. No such amount was recognized during 2010.

Loss on disposal of assets. The Company recorded a net loss on disposal of assets of $2.1 million for 2011 primarily related to the write down in value to net realizable value of the Company’s experimental Catamaran style fishing vessel which the Company does not anticipate fishing on a forward going basis. In addition, the Company disposed of five fishing vessels, partially offset by insurance proceeds related to the disposal of one of the vessels, during 2011. The 2010 loss relates to two decommissioned fishing vessels that were sold as scrap and two decommissioned fishing vessels that were written down to their net realizable value and later sold in 2011.

Operating income (loss). The Company’s operating income increased $23.3 million from $31.1 million for 2010 to $54.4 million for 2011. As a percentage of revenues, operating income increased from 18.5% for 2010 to 23.1% for 2011. Excluding the above mentioned GCCF final settlement of $26.2 million from operating income for 2011 would have resulted in $28.2 million of operating income or 12.0% as a percentage of revenues.

Interest income. Interest income increased by $5,000 from $38,000 for 2010 to $43,000 for 2011. The increase was primarily due to the increased cash balance upon which interest is earned during 2011 as compared to 2010.

Interest expense. Interest expense decreased $0.4 million from $2.5 million for 2010 to $2.1 million for 2011. The decrease in 2011 was primarily attributable to the reduction in interest expense related to interest rate swaps as well as the decrease in the average debt balance upon which interest is paid in 2011 as compared to 2010.

Other expense, net. Other expense, net was $0.4 million and $0.4 million for 2011 and 2010, respectively.

Provision for income taxes. The Company recorded a $17.7 million provision for income taxes for 2011 representing an effective tax rate of 34.2% for income taxes compared to 35.3% for 2010. The decrease in the effective rate is primarily due to a tax credit realized in 2011, the impact of recognition of the 35% federal tax rate, the benefit of the Qualified Production Activities Deduction as well as the offset of certain nondeductible items on the increased level of book income. The Company believes that it is more probable than not that the recorded estimated deferred tax asset benefits and state operating loss carry-forwards will be realized except for the amount for which a valuation allowance has been provided. The statutory tax rate of 35% and 34% for U.S. federal taxes was in effect for 2011 and 2010, respectively.

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

At December 31, 2011, the Company had an unrestricted cash balance of $51.4 million, an increase of $31.6 million from December 31, 2010. This increase was primarily due to the sale of inventory, the final settlement of the Company’s claims relating to damages resulting from the Gulf of Mexico oil spill disaster with the GCCF and proceeds from the exercise of stock options and was partially offset by spending related to the 2011 fishing season, capital spending, debt payments, the acquisition of InCon Processing and final payments related to the acquisition of Cyvex. Omega Protein’s annual revenues and its resulting liquidity are highly dependent on annual fish catch, production yields, selling prices for its products and inventories available for sale. Omega Protein’s average selling prices for its products for 2011 were 5.1% lower than its average selling prices for 2010. Additionally, Omega Protein experienced a 4.0% higher per unit cost of sales during 2011 as compared to 2010.

The aggregate amount of the Company’s outstanding indebtedness as of December 31, 2011 was approximately $30.3 million compared to approximately $33.3 million as of December 31, 2010. The Company has a moderately leveraged financial structure which could limit its financial flexibility. In particular, the Company will be required to use a portion of its cash flows to pay principal and interest on its debt, which will reduce the amount of money the Company has for operations, capital expenditures, expansion, acquisitions or general corporate or other business activities. In addition, the covenants contained in the Company’s debt agreements limit its ability to borrow money in the future for acquisitions, capital expenditures or to meet the Company’s operating expenses or other general corporate obligations. See “Risk Factors - The Company has a moderate amount of indebtedness, which may adversely affect its ability to operate its business, remain in compliance with debt covenants and make payments on its debt.”

As of December 31, 2011, the Company had contracted through energy swap derivatives for approximately 63% and 3% of its estimated 2012 and 2013 energy use, respectively.

Source of Capital: Operations

Net cash flow provided by operating activities increased from approximately $35.8 million for the year ended December 31, 2010 to $63.3 million for the year ended December 31, 2011. The increase in operating cash flow is primarily attributable to increased revenue associated with increased sales volumes of 38% of the Company’s inventory and the $26.2 million in proceeds related to the final settlement with the GCCF for the Company’s claims for costs and damages incurred as a result of the 2010 Gulf of Mexico oil spill disaster.

Source of Capital: Debt

Net financing activities provided cash of $1.1 million and $7.4 million during the years ended December 31, 2011 and 2010, respectively. The year ended December 31, 2011 included $4.6 million in proceeds and tax effects received from stock options exercised partially offset by $3.5 million in debt and capital lease principal payments. The year ended December 31, 2010 included $10.0 million in proceeds from a Title XI term loan, $3.0 million in debt and capital lease principal payments and $0.4 million in proceeds and tax effects received from stock options exercised.

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

In December 2005, pursuant to the Title XI program, the United States Department of Commerce Fisheries Finance Program (the “FFP”) approved a second financing application made by the Company in the amount of $16.4 million (the “Second Approval Letter”), of which $6.3 million was funded in 2007. In September 2009, the Company submitted a $10.0 million financing request under the remaining Second Approval Letter. The Company closed on the $10.0 million financing request on June 1, 2010. On June 20, 2011, the FFP approved a third financing application made by the Company in the amount of $10.0 million (the “Third Approval Letter”). To date, the Company has not submitted any financing requests under the Third Approval Letter. As of December 31, 2011, the Company had approximately $30.3 million of borrowings outstanding under Title XI and was in compliance with all of the covenants contained therein.

In March 2007, the Company entered into a credit agreement with Bank of America, N.A. (as administrative agent, lender, swing line lender and letter of credit issuer), Regions Bank, Compass Bank and Farm Credit Bank of Texas which provided the Company with a $55 million senior credit facility (the “Senior Credit Facility”) consisting of (i) a 5-year revolving credit facility of up to $20 million, including a $7.5 million sub-limit for the issuance of standby letters of credit and a $2.5 million sub-limit for swing line loans and (ii) a 5-year term loan (the “Term Loan”) of $35 million.

In October 2009, the Company entered into a Loan Agreement with Wells Fargo Bank N.A. (“the Loan Agreement”) which replaced the prior Senior Credit Facility. The Loan Agreement with Wells Fargo Bank provides the Company with a senior secured credit facility consisting of a 3-year revolving credit facility of up to $35 million, including a $7.5 million sub-limit for the issuance of standby letters of credit, and is secured by substantially all of the Company’s assets except for those already pledged in connection with existing federal Fisheries Finance Program loans. The Loan Agreement replaced the prior Senior Credit Facility, under which, just prior to closing, $11.4 million was outstanding under the Term Loan and $2.8 million was outstanding under letters of credit. In connection with the closing of the Loan Agreement, the Company repaid the Term Loan at closing and the letters of credit were transferred to Wells Fargo Bank. As of December 31, 2009, the Company recognized $0.4 million in deferred debt issuance costs associated with the Loan Agreement on the Consolidated Balance Sheet. Additionally, the Company recognized a $0.4 million charge in the Consolidated Statement of Operations in 2009 related to unamortized deferred debt issuance costs associated with the prior Senior Credit Facility.

As of December 31, 2011, the Company had no amounts outstanding under the Loan Agreement and approximately $3.3 million in letters of credit issued primarily in support of worker’s compensation insurance programs. The Company has no off-balance sheet arrangements other than normal operating leases and standby letters of credit.

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

As of December 31, 2011, the Company was in compliance with all covenants under the Loan Agreement and expects to be in compliance during the next fiscal year. For a more detailed description of the Loan Agreement, see the Company’s Current Report on Form 8-K filed with the SEC on October 23, 2009.

In conjunction with the Senior Credit Facility, the Company entered into interest rate swap agreements with notional amounts as indicated below that are scheduled to mature in March 2012. As originally established, the swaps effectively converted all the Company’s variable rate debt under the Term Loan to a fixed rate, without exchanging the notional principal amounts. Prior to September 30, 2009, these agreements were designated as a cash flow hedge and reflected at fair value in the Company's Consolidated Balance Sheet as a component of total liabilities, and the related gains or losses were deferred in stockholders' equity as a component of accumulated other comprehensive loss.

Interest rate swap balances at December 31, 2011:

Date of Contract	Original Notional Amount	Notional Amounts as of December 31, 2011	Contracted Interest Rate	Total Liability as of December 31, 2011
April 4, 2007	$19,950,000	$6,483,750	5.16%	$71,600
February 7, 2008	10,237,500	3,412,500	3.36%	22,900
March 19, 2008	4,436,250	1,478,750	2.96%	8,600

		$11,375,000		$103,100

Interest rate swap balances at December 31, 2010:

Date of Contract	Original Notional Amount	Notional Amounts as of December 31, 2010	Contracted Interest Rate	Total Liability as of December 31, 2010
April 4, 2007	$19,950,000	$10,474,000	5.16%	$498,300
February 7, 2008	10,237,500	5,512,000	3.36%	161,800
March 19, 2008	4,436,250	2,389,000	2.96%	60,400

		$18,375,000		$720,500

In September 2009, the Company paid $16.6 million of the borrowing outstanding under the Term Loan and in October 2009, the Company entered into a Loan Agreement with Wells Fargo Bank N.A. which replaced the prior Senior Credit Facility. As a consequence of the debt prepayment and refinancing, the Company determined that the forecasted interest payments associated with the interest rate swaps would not occur. As a result, hedge accounting relating to the interest rate swaps was discontinued and all amounts previously recognized in accumulated other comprehensive loss were reclassified to interest expense during 2009. As of December 31, 2011 and 2010, the Company has recorded a long-term liability of $0 and $98,000, respectively, net of the current portion included in accrued liabilities of $103,100 and $622,500, respectively, to recognize the fair value of interest rate derivatives. Prior to the quarter ended September 30, 2009, the changes in fair value of the agreements were recorded in “accumulated other comprehensive loss” in the Company’s consolidated financial statements.

Use of Capital: Operations

Net investing activities, without acquisition activities, used cash of $21.6 million and $15.3 million for the years ended December 31, 2011 and 2010, respectively. The Company’s investing activities consist mainly of acquisition costs and capital expenditures for equipment purchases, replacements, vessel refurbishments, and fish oil refining processes. The Company made capital expenditures of approximately $23.9 million and $15.6 million, for the years ended December 31, 2011 and 2010, respectively. The Company anticipates making approximately $21 million to $25 million in capital expenditures during 2012 primarily for the expansion and refurbishment of vessels and plant assets, regulatory and environmental requirements and for the repair of certain equipment. Investing activities during 2011 also includes $2.3 million in proceeds from the disposition of assets. Investing activities during 2010 also includes $0.2 million related to a grant from the State of Louisiana Hurricanes Gustav and Ike Fisheries Recovery Program. Investing activities during 2009 also includes the receipt of a grant of $2.7 million, net of fees and expenses, related to the impact of Hurricane Katrina, from the State of Mississippi, and the receipt of $7.5 million in proceeds from insurance companies relating to Hurricane Ike.

Use of Capital: Acquisitions

The Company from time to time considers potential transactions including, but not limited to, enhancement of physical facilities to improve production capabilities and the acquisition of other businesses. Certain of the potential transactions reviewed by the Company would, if completed, result in its entering new lines of business, although historically, reviewed opportunities have been generally related in some manner to the Company’s existing operations or which would have added new protein or other nutritional products or capabilities to the Company’s product lines. Depending on the size of the acquisition, the Company would expect to finance the transaction using internally generated cash flows and its current credit agreements, or, if necessary, equity or debt financings. The Company cannot assure that such financings will be available on acceptable terms, if at all.

In December 2010, the Company completed the acquisition of 100% of the outstanding common stock of Cyvex in a cash transaction pursuant to the terms of a Stock Purchase Agreement with the founder and sole shareholder of Cyvex. Cyvex now is a wholly owned subsidiary of the Company and is included in the Company’s consolidated financial statements. The Company paid $2.2 million during 2011 related to final closing payments and $10.3 million, net of cash received, during 2010 for the acquisition of Cyvex. See Note 4 – Acquisition of Cyvex Nutrition, Inc.

On September 9, 2011, the Company acquired all of the outstanding equity of InCon Processing in a cash plus contingent consideration transaction pursuant to the terms of an Equity Purchase Agreement. InCon is now a wholly owned subsidiary of the Company and is included in the Company’s consolidated financial statements. The Company paid $9.0 million, net of cash received, during 2011 for the acquisition of InCon. See Note 2 – Acquisition of InCon Processing, L.L.C.

Use of Capital: Contractual Obligations

The following tables aggregate information about the Company’s contractual cash obligations and other commercial commitments (in thousands) as of December 31, 2011:

	Payments Due by Period
Contractual Cash Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years
Long-term debt	$30,294	$2,992	$6,177	$5,443	$15,682
Capital lease obligation	785	517	268	—	—
Interest on long-term debt and capital lease obligation (1)	10,516	1,925	3,107	2,341	3,143
Operating lease obligations	6,492	2,144	3,508	769	71
Pension funding (2)	17,913	1,756	3,523	3,560	9,074

Total Contractual Cash Obligations	$66,000	$9,334	$16,583	$12,113	$27,970

(1)	Consists primarily of contractual interest payments for U.S. government guaranteed obligations (Title XI loans) due in installments through 2025 at interest rates from 5.7% to 7.6% and interest payments related to capital lease agreements to lease two barges through 2013
(2)	Represents estimated future benefit payments based on the expected return on plan assets and assumptions regarding discount rates

Use of Capital: Fish Meal and Oil Purchases

During 2010, the Company purchased fish meal from third parties to supplement its production and received partial reimbursement from BP through the GCCF for, among other things, costs associated with those purchases. No similar purchases for fish meal or fish oil were made during 2011.

The Company believes that the existing cash, cash equivalents, cash flow from operations and funds available through the Loan Agreement and/or Title XI indebtedness described above will be sufficient to meet its working capital and capital expenditure requirements through 2012.

Recently Issued Accounting Standards

For additional information on changes in accounting principles and new accounting principles, see Note 1 to the consolidated financial statements included in Item 8 – Financial Statements and Supplementary Data.

Critical Accounting Policies and Estimates

The methods, estimates and judgments used in applying the Company’s critical accounting policies have a significant impact on the results reported in the Consolidated Financial Statements. The SEC has defined the critical accounting policies as the ones that are most important to the portrayal of the Company’s financial condition and operating results, and requires the Company to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are highly uncertain at the time of estimation. Based on this definition, the Company’s most critical policies include: valuation of inventory (Notes 1 and 6), valuation of losses related to Jones Act and worker’s compensation insurance claims (Note 1), valuation of income and deferred taxes (Notes 1 and 14) and the valuation of pension plan obligations (Notes 1 and 16).

Specifically with respect to inventory, Omega Protein’s per unit cost of production is estimated prior to the beginning of each fishing season based on total estimated fishing costs (including off-season costs) divided by estimated total units of production. Omega Protein adjusts the cost of sales, unallocated inventory cost pool and inventory balances at the end of the second, third and fourth quarters based on revised estimates of total units of production to total inventoriable costs. For the most part, Omega Protein begins selling its current season’s production during the third quarter and sells that production until the second quarter of the following year. From 2006 to 2009, the average cost per unit of production estimate increased 3% from the third quarter to the fourth quarter of each respective year. During 2010, as a result of the larger than anticipated production in the fourth quarter, cost per unit of production for the 2010 fourth quarter decreased 9% as compared to the 2010 third quarter. During 2011, the cost per unit of production decreased 2% from the third quarter of 2011 to the fourth quarter of 2011.

The Company utilizes the asset and liability method to account for income taxes. This method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of existing temporary differences between the financial reporting and tax reporting basis of assets and liabilities, and operating loss and tax credits carryforwards for tax purposes. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. The Company believes that the deferred tax assets recorded as of December 31, 2011, net of the valuation allowance, are realizable through future reversals of existing taxable temporary differences and future taxable income. If the Company were to subsequently determine that it would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to deferred tax assets would increase earnings for the period in which such determination was made. The Company will continue to assess the adequacy of the valuation allowance on a quarterly basis. Any changes to the estimated valuation allowance could be material to the consolidated financial condition and results of operations.

The Company also has other key accounting policies and accounting estimates relating to the allowance of doubtful accounts (Note 1), goodwill and other intangible assets (Notes 1 and 10), valuation of shares-based compensation (Note 16) and interest rate and energy swap valuations (Notes 1 and 21). The Company believes that these key accounting policies and accounting estimates either do not generally require the Company to make estimates and judgments that are as difficult or as subjective as its critical accounting policies, or it is less likely that they would have a material impact on the Company’s reported results of operations for a given period.

For all financial statement periods presented, there have been no material modifications to the application of these critical accounting policies.

Seasonal and Quarterly Results

Omega Protein’s menhaden harvesting and processing business is seasonal in nature. Omega Protein generally has higher sales during the menhaden harvesting season (which includes the second and third quarter of each fiscal year) due to increased product availability, but prices during the fishing season tend to be lower than during the off-season. Additionally, due to differences in gross profit margins for Omega Protein’s various products, any variation in the mix of product sales between quarters may result in significant variations of total gross profit margins. Similarly, from time to time Omega Protein defers sales of inventory based on worldwide prices for competing products that affect prices for its products, which may affect comparable period comparisons. As a result, the Company’s quarterly operating results have fluctuated in the past and may fluctuate in the future.

In addition, inventory is generally carried over from one year to the next year, and Omega Protein generally begins selling its current season’s production late in the second quarter and sells that production until the second quarter of the following year. Costs can change meaningfully from one season to the next. For example, decreased yields of Omega Protein’s 2011 production resulted in higher standard costs for inventory from the 2011 season. This, combined with decreased pricing due to the increased global availability of fish meal, resulted in gross profit decreasing from approximately 33% for the second quarter of 2011 to 19% for the third quarter of 2011.

Further, Omega Protein’s per unit cost of production is estimated prior to the beginning of each fishing season based on total estimated fishing costs (including off-season costs) divided by estimated total units of production. Omega Protein adjusts the cost of sales, unallocated inventory cost pool and inventory balances at the end of the second, third and fourth quarters based on revised estimates of total units of production to total inventoriable costs. Changes in estimates from one quarter to the next can have a significant impact on operating results. As an example, gross profit as a percentage of revenues for the quarter ended December 31, 2010 increased substantially as compared to the previous three quarters of 2010. This increase was due to greater than estimated inventory production after September 30, 2010. As a result, standard cost for 2010 inventory, for which sales commenced largely in the third quarter of 2010, was decreased and all previous sales of 2010 inventory production were adjusted during the quarter ended December 31, 2010. The impact of the change in standard cost to the quarter ended December 31, 2010 is estimated to be approximately $4 million.

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

The Company is also exposed to market risk associated with diesel, Bunker C fuel oil and natural gas. To partially mitigate this risk, the Company has forward purchased a portion of its expected diesel, Bunker C fuel oil and natural gas usage for 2012 and 2013. The Company is currently exposed to market risk associated with increases in natural gas, Bunker C fuel oil, and diesel prices related to the portion not covered by swaps for 2012 and 2013.

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

Item 8.   Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Omega Protein Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Omega Protein Corporation and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management's Annual Report on Internal Control Over Financial Reporting, management has excluded InCon Processing, L.L.C. from its assessment of internal control over financial reporting as of December 31, 2011 because it was acquired by the Company in a purchase business combination during 2011. We have also excluded InCon Processing, L.L.C. from our audit of internal control over financial reporting. InCon Processing, L.L.C. is a wholly-owned subsidiary whose total assets and total revenues represent 3.4% and 0.5%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2011.

PricewaterhouseCoopers LLP

Houston, Texas

March 8, 2012

OMEGA PROTEIN CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2010
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$51,391	$19,784
Receivables, net	16,788	11,492
Inventories	64,893	74,692
Deferred tax asset, net	1,784	1,673
Prepaid expenses and other current assets	2,238	3,641

Total current assets	137,094	111,282
Other assets, net	5,423	3,051
Energy swap asset, net of current portion	—	23
Property, plant and equipment, net	122,512	111,726
Goodwill and other intangible assets	12,801	10,702

Total assets	$277,830	$236,784

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$2,992	$2,994
Current portion of capital lease obligation	517	439
Accounts payable	3,779	2,776
Accrued liabilities	19,818	21,360

Total current liabilities	27,106	27,569
Long-term debt, net of current maturities	27,302	30,307
Capital lease obligation, net of current portion	268	820
Interest rate swap liability, net of current portion	—	98
Energy swap liability, net of current portion	113	—
Deferred tax liability	13,900	11,313
Pension liabilities, net	10,868	8,254
Other long-term liabilities	1,712	896

Total liabilities	81,269	79,257

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 authorized shares; none issued	—	—
Common Stock, $0.01 par value; 80,000,000 authorized shares; 19,568,851 and 18,827,278 shares issued and outstanding at December 31, 2011 and 2010, respectively	194	188
Capital in excess of par value	124,817	116,950
Retained earnings	82,229	48,072
Accumulated other comprehensive loss	(10,679)	(7,683)

Total stockholders’ equity	196,561	157,527

Total liabilities and stockholders’ equity	$277,830	$236,784

The accompanying notes are an integral part of the consolidated financial statements.

OMEGA PROTEIN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2011	2010	2009
	(in thousands, except per share amounts)
Revenues	$235,220	$167,704	$164,861
Cost of sales	180,546	118,519	156,676

Gross profit	54,674	49,185	8,185
Selling, general and administrative expenses	23,595	15,634	12,591
Research and development expenses	1,588	1,727	1,444
Proceeds/gains resulting from Gulf of Mexico oil spill disaster	(26,177)	—	—
(Other proceeds/gains) loss resulting from natural disaster, net – 2008 storms	—	(234)	369
Other proceeds/gains relating to natural disaster, net – 2005 storms	(787)	—	(2,656)
Loss on disposal of assets	2,096	1,002	723

Operating income (loss)	54,359	31,056	(4,286)
Interest income	43	38	174
Interest expense	(2,109)	(2,495)	(4,507)
Loss resulting from debt refinancing	—	—	(385)
Other expense, net	(408)	(360)	(464)

Income (loss) before income taxes	51,885	28,239	(9,468)
Provision (benefit) for income taxes	17,728	9,980	(3,270)

Net income (loss)	$34,157	$18,259	$(6,198)

Basic earnings (loss) per share	$1.77	$0.97	$(0.33)

Weighted average common shares outstanding	19,255	18,799	18,715

Diluted earnings (loss) per share	$1.71	$0.97	$(0.33)

Weighted average common shares and potential common shares outstanding	19,940	18,911	18,715

The accompanying notes are an integral part of the consolidated financial statements.

OMEGA PROTEIN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2011	2010	2009
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$34,157	$18,259	$(6,198)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	16,430	14,796	13,532
(Other proceeds/gains) loss resulting from natural disaster, net – 2008 storms	—	(234)	251
Other proceeds/gains relating to natural disaster, net – 2005 storms	—	—	(2,656)
Loss resulting from debt refinancing	—	—	385
Loss on disposal of assets, net	2,096	1,002	723
Provisions for losses on receivables	48	48	48
Share based compensation	3,295	1,794	738
Deferred income taxes	4,255	9,526	(3,682)
Changes in assets and liabilities:
Receivables	(4,751)	(315)	14,682
Inventories	10,181	(10,866)	10,850
Prepaid expenses and other current assets	126	(600)	(861)
Other assets	(3,850)	(1,535)	(1,831)
Accounts payable	761	384	(115)
Accrued liabilities	446	4,111	1,899
Pension liability, net	(748)	(604)	807
Other long-term liabilities	816	32	864

Net cash provided by operating activities	63,262	35,798	29,436

Cash flows from investing activities:
Proceeds from disposition of assets	2,339	72	123
Proceeds from insurance companies and grant, hurricanes	—	234	10,156
Acquisition of InCon, net of cash acquired	(9,028)	—	—
Acquisition of Cyvex, net of cash acquired	(2,170)	(10,289)	—
Capital expenditures	(23,893)	(15,599)	(17,776)

Net cash used in investing activities	(32,752)	(25,582)	(7,497)

Cash flows from financing activities:
Principal payments of long-term debt	(3,007)	(2,619)	(37,089)
Principal payments of capital lease obligation	(474)	(375)	(302)
Debt issuance costs	—	—	(417)
Proceeds from borrowings	—	10,000	4,000
Proceeds from stock options exercised	2,879	339	26
Tax effect of stock options exercised	1,699	46	—

Net cash provided by (used in) financing activities	1,097	7,391	(33,782)

Effect of exchange rate changes on cash and cash equivalents	—	—	25

Net increase (decrease) in cash and cash equivalents	31,607	17,607	(11,818)
Cash and cash equivalents at beginning of year	19,784	2,177	13,995

Cash and cash equivalents at end of year	$51,391	$19,784	$2,177

Supplemental cash flow information:
Cash paid during the year for:
Interest	$1,959	$2,402	$4,303
Income taxes	$12,257	$357	$160

In 2011, 2010 and 2009, no shares of the Company’s common stock were issued to directors in non cash transactions as payment in lieu of Board retainer and per diem fees.

The accompanying notes are an integral part of the consolidated financial statements.

OMEGA PROTEIN CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Capital in Excess of	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Par Value	Earnings	Income (Loss)	Equity
	(in thousands)

Balance at December 31, 2008	18,712	$187	$114,008	$36,011	$(10,649)	$139,557

Issuance of common stock	15	—	764	—	—	764
Comprehensive income (loss):
Net loss	—	—	—	(6,198)	—	(6,198)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax expense of $13	—	—	—	—	25	25
Energy swap adjustment, net of tax expense of $396	—	—	—	—	769	769
Interest rate swap adjustment net of tax expense of $632	—	—	—	—	1,226	1,226
Pension benefits adjustment, net of tax expense of $455	—	—	—	—	883	883

Total comprehensive (loss) income				(6,198)	2,903	(3,295)

Balance at December 31, 2009	18,727	$187	$114,772	$29,813	$(7,746)	$137,026

Issuance of common stock	100	1	2,178	—	—	2,179
Comprehensive income (loss):
Net income	—	—	—	18,259	—	18,259
Other comprehensive income (loss):
Energy swap adjustment, net of tax benefit of ($136)	—	—	—	—	(264)	(264)
Pension benefits adjustment, net of tax expense of $169	—	—	—	—	327	327

Total comprehensive income				18,259	63	18,322

Balance at December 31, 2010	18,827	$188	$116,950	$48,072	$(7,683)	$157,527

Issuance of common stock	536	6	7,793	—	—	7,799

Restricted stock activity	206	—	74	—	—	74
Comprehensive income (loss):
Net income	—	—	—	34,157	—	34,157
Other comprehensive income (loss):
Energy swap adjustment, net of tax benefit of ($486)	—	—	—	—	(925)	(925)
Pension benefits adjustment, net of tax benefit of ($1,306)	—	—	—	—	(2,071)	(2,071)

Total comprehensive income				34,157	(2,996)	31,161

Balance at December 31, 2011	19,569	$194	$124,817	$82,229	$(10,679)	$196,561

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

Omega Protein Corporation is a nutritional ingredient company and the nation’s leading vertically integrated producer of Omega-3 fish oil and specialty fish meal products. Omega Protein produces and markets a variety of products produced from menhaden (a herring-like species of fish found in commercial quantities in the U.S. coastal waters of the Atlantic Ocean and Gulf of Mexico), including regular grade and value-added specialty fish meals, crude and refined fish oils and fish solubles. Omega Protein’s fish meal products are primarily used as a protein ingredient in animal feed for swine, aquaculture and household pets. Fish oil is utilized primarily for animal and aquaculture feeds, additives to human food products and as dietary supplements. Omega Protein’s fish solubles are sold primarily to livestock feed manufacturers, aquaculture feed manufacturers and for use as an organic fertilizer.

Omega Shipyard’s drydock facility is used to provide shoreside maintenance for Omega Protein’s fishing fleet and, subject to outside demand and excess capacity, occasionally for third-party vessels.

Cyvex is a premium, nutraceutical supplier to dietary supplement manufacturers that focus on human health and wellness. See Note 4 - Acquisition of Cyvex Nutrition, Inc. for additional information related to the Company’s acquisition of Cyvex.

InCon is a specialty toll processor that designs, pilots, synthesizes and purifies specialty chemical compounds, utilizing molecular distillation technology to concentrate a variety of compound products, including Omega-3 fish oils. See Note 2 - Acquisition of InCon Processing, L.L.C. for additional information related to the Company’s acquisition of InCon.

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

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

financial statements and the accompanying notes and the reported amounts of revenues and expenses during the reporting period. Actual amounts, when available, could differ from those estimates and those differences could have a material affect on the financial statements.

Gulf of Mexico Oil Spill Disaster

In 2010, the Company accounted for $18.7 million in emergency payments received from the Gulf Coast Claims Facility (“GCCF”) during September and October related to damages incurred from the Gulf of Mexico oil spill disaster in its inventory and cost of sales. The payments partially reduced cost of sales by 4.4%, or $8.2 million, and $8.9%, or $10.5 million, for the years ended December 31, 2011 and 2010, respectively. With the recognition of these amounts, the Company has completed recognizing the $18.7 million in payments applied to its inventory cost pool as a result of the 2010 Gulf of Mexico oil spill disaster.

In April 2011, the Company agreed to a final settlement of all of its claims for costs and damages incurred as a result of the oil spill caused by the Deepwater Horizon explosion on April 20, 2010. As a result of the settlement, on April 18, 2011 the Company received a final payment of $26.2 million, net of fees and expenses, from the GCCF. The amount was recognized as “Proceeds/gains resulting from Gulf of Mexico oil spill disaster” in the Company’s Consolidated Statement of Operations for year ended December 31, 2011.

In total, the Company received payments of $44.8 million, net of fees and expenses, from the GCCF in 2010 and 2011. As a part of the final settlement, the Company released and waived all current and future claims against BP and all other potentially responsible parties with regard to the oil spill.

For additional information, see Note 3 – Gulf of Mexico Oil Spill Disaster.

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

The direct impact of Hurricane Ike upon Omega Protein was a loss of physical inventories and physical damage to the plants. The interruption of processing capabilities caused Omega Protein to address the impact of abnormal downtime of its processing facilities, which resulted in the immediate recognition of costs which would ordinarily have been captured as inventory costs. The amounts of these losses are more fully described in Note 17.

During 2010, Omega Protein received a grant of $0.2 million from the State of Louisiana Hurricane Gustav and Ike Fisheries Recovery Program. The grant provides assistance for commercial fishing owners impacted by Hurricanes Gustav and Ike in 2008. The grant proceeds were recognized as “(Other proceeds/gains) loss resulting from natural disaster, net – 2008 storms” in the Consolidated Statement of Operations for the year ended December 31, 2010.

Omega Protein maintains insurance coverage for a variety of these damages, most notably property, inventory and vessel insurance. The nature and extent of the insurance coverage varies by line of policy. Omega Protein received $10.2 million related to Hurricane Ike from these various policies.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2005 Hurricane Activity

On August 31, 2007, the Company filed a lawsuit in the District Court of Harris, Texas 295th Judicial District, against its prior insurance broker, Aon Risk Services of Texas, who procured the Company’s property insurance policies for the 2005/2006 policy year, which were the subject of prior litigation as a result of claims relating to Hurricanes Rita and Katrina in 2005. In June 2011, all outstanding claims related to the lawsuit were settled and the Company recorded $0.8 million, net of fees and expenses, as “Other proceeds/gains resulting from natural disaster, net – 2005 storms” in the Consolidated Statement of Operations for the year ended December 31, 2011. As a part of the final settlement, the Company released and waived all claims against Aon for all matters addressed in the litigation.

During 2009, Omega Protein received a grant of $2.7 million, net of fees and expenses, from the State of Mississippi. The grant provides assistance for commercial fishing owners impacted by Hurricanes Katrina and Rita in 2005. The grant was recognized as “Other proceeds/gains relating to natural disaster, net – 2005 storms” in the Consolidated Statement of Operations for the year ended December 31, 2009.

Revenue Recognition

The Company derives revenue principally from the sales of a variety of protein and oil products derived from menhaden. In addition and as a result of its recent acquisitions of Cyvex and InCon, the Company’s revenues also include sales of dietary supplement ingredients to the nutraceutical industry. The Company recognizes revenue for the sale of its products when price is established, collectability is reasonably assured, and title and rewards of ownership of its products are transferred to the customer.

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

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Any costs incurred during abnormal downtime related to activity at Omega Protein’s plants are charged to expense as incurred. Such costs were incurred and offset by proceeds received from the GCCF during 2010 and 2011 as a consequence of the Deepwater Horizon oil rig explosion and the resulting oil spill in the Gulf of Mexico in April 2010.

Insurance

Omega Protein carries insurance for certain losses relating to its vessels and Jones Act liabilities for employees aboard its vessels. Omega Protein records gross insurance reserves by using an estimation process that considers Company-specific and industry information as well as management’s experience, assumptions and consultation with counsel. These reserves include estimated settlement costs. In addition, insurance receivables are recorded for those portions of the claims in excess of Company insurance policy annual aggregate deductibles and stop losses. Management’s current estimated range of liabilities related to such cases is based on claims for which management can estimate the amount and range of loss. For those claims where there may be a range of loss, Omega Protein has recorded an estimated liability inside that range, based on management’s experience, assumptions and consultation with counsel. The process of estimating and establishing reserves for these claims is inherently uncertain and the actual ultimate net cost of a claim may vary materially from the estimated amount reserved. There is some degree of inherent variability in assessing the ultimate amount of losses associated with these claims due to the extended period of time that transpires between when a claim occurs and the full settlement of the claim. This variability is generally greater for Jones Act claims by vessel employees. Omega Protein evaluates loss estimates associated with claims and losses as additional information becomes available and revises its estimates. Although management believes estimated reserves related to these claims are adequately recorded, it is possible that actual results could significantly differ from the recorded reserves, which could materially impact Omega Protein’s business, financial condition or results of operations.

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

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Interest Rate Swap Agreements

The Company does not enter into financial instruments for trading or speculative purposes. In conjunction with the Senior Credit Facility, the Company entered into interest rate swap agreements to manage its cash flow exposure to interest rate changes with notional amounts as indicated below that are scheduled to mature through March 2012. As originally established, the swaps effectively converted all the Company’s variable rate debt under the term loan under its bank credit facility to a fixed rate, without exchanging the notional principal amounts. Prior to September 30, 2009, these agreements were designated as a cash flow hedge and reflected at fair value in the Company’s Consolidated Balance Sheet as a component of total liabilities, and the related gains or losses were deferred in stockholders’ equity as a component of accumulated other comprehensive loss.

On September 24, 2009, the Company paid $16.6 million of the borrowing outstanding under its term loan using the Company’s existing cash balances. Additionally, on October 21, 2009, the Company entered into a Loan Agreement with Wells Fargo Bank N.A. which replaced the Senior Credit Facility. See Note 11—Notes Payable and Long-Term Debt for additional information. As a consequence of the debt prepayment and refinancing, the Company determined that the forecasted interest payments associated with the interest rate swaps would not occur. As a result, hedge accounting relating to the interest rate swaps was discontinued and all amounts previously recognized in accumulated other comprehensive loss were reclassified to interest expense during 2009. For the years ended December 31, 2011, 2010 and 2009, $24,000, $0.4 million and $1.5 million, respectively, was recognized as interest expense in the Consolidated Statement of Operations as a result of the debt prepayment and subsequent discontinuance of hedge accounting for the interest rate swaps. The interest rate swap agreements remained outstanding as of December 31, 2011.

Interest rate swap balances at December 31, 2011:

Date of Contract	Original Notional Amount	Notional Amounts as of December 31, 2011	Contracted Interest Rate	Total Liability as of December 31, 2011
April 4, 2007	$19,950,000	$6,483,750	5.16%	$71,600
February 7, 2008	10,237,500	3,412,500	3.36%	22,900
March 19, 2008	4,436,250	1,478,750	2.96%	8,600

		$11,375,000		$103,100

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Interest rate swap balances at December 31, 2010:

Date of Contract	Original Notional Amount	Notional Amounts as of December 31, 2010	Contracted Interest Rate	Total Liability as of December 31, 2010
April 4, 2007	$19,950,000	$10,474,000	5.16%	$498,300
February 7, 2008	10,237,500	5,512,000	3.36%	161,800
March 19, 2008	4,436,250	2,389,000	2.96%	60,400

		$18,375,000		$720,500

As of December 31, 2011 and 2010, the Company has recorded a long-term liability of $0 and $98,000, respectively, net of the current portion included in accrued liabilities of $103,100 and $622,500, respectively, to recognize the fair value of interest rate derivatives. Prior to the quarter ended September 30, 2009, the changes in fair value of the agreements were recorded in “accumulated other comprehensive loss” in the Company’s consolidated financial statements.

The following table illustrates the changes recorded, net of tax, in accumulated other comprehensive loss resulting from the interest rate swap agreements.

	2011	2010	2009
	(in thousands)
Beginning balance	$—	$—	$(1,226)
Net gain (loss), net of tax, reclassified into earnings	—	—	(474)
Net change associated with current period swap transactions, net of tax	—	—	750
Ineffective portion of swaps, net of tax, reclassified into earnings	—	—	950

Ending balance	$—	$—	$—

Energy Swap Agreements

The Company does not enter into financial instruments for trading or speculative purposes. During 2011, 2010 and 2009, Omega Protein entered into energy swap agreements to manage portions of its cash flow exposure related to the volatility of natural gas, diesel and Bunker C fuel oil energy prices for its fish meal and fish oil production operations. The swaps effectively fix pricing for the quantities listed below during the consumption periods.

Energy swap balances at December 31, 2011:

Energy Swap	Consumption Period	Quantity	Price Per Unit	Energy Swap Asset/(Liability) as of December 31, 2011	Deferred Tax Asset/(Liability) as of December 31, 2011
Diesel - NYMEX Heating Oil Swap	May - November, 2012	2,779,000 Gallons	$2.87	$(56,200)	$19,700

Natural Gas - NYMEX Natural Gas Swap	April - October, 2012	308,000 MMBTUs	$4.90	(507,000)	177,400

Bunker C - No. 6 1.0% NY-Platts Swap	May - November, 2012	1,584,240 Gallons	$2.33	29,700	(10,400)

Natural Gas - NYMEX Natural Gas Swap	April - October, 2013	104,000 MMBTUs	$5.00	(113,100)	39,600

				$(646,600)	$226,300

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Energy swap balances at December 31, 2010:

Energy Swap	Consumption Period	Quantity	Price Per Unit	Energy Swap Asset (Liability) as of December 31, 2010	Deferred Tax Asset (Liability) as of December 31, 2010
Diesel - NYMEX Heating Oil Swap	May –Nov, 2011	1,714,000 Gallons	$2.12	$776,200	$(263,900)
Natural Gas - NYMEX Natural Gas Swap	April –Oct, 2011	336,000 MMBTUs	$5.24	(239,800)	81,500
Bunker C – No.6 0.3% NY-Platts Swap	May - Nov, 2011	672,000 Gallons	$1.77	206,500	(70,200)
Diesel - NYMEX Heating Oil Swap	May –Nov, 2012	648,000 Gallons	$2.50	57,400	(19,500)
Natural Gas - NYMEX Natural Gas Swap	April –Oct, 2012	101,000 MMBTUs	$5.30	(36,000)	12,200
Bunker C – No. 6 1.0% NY-Platts Swap	Jun - Nov, 2012	378,000 Gallons	$2.00	1,300	(400)

				$765,600	$(260,300)

As of December 30, 2011 and December 31, 2010, Omega Protein has recorded a long-term (liability) asset of ($113,100) and $22,600, respectively, net of the current portion included in (accrued liabilities) prepaid expenses and other current assets of ($533,500) and $743,000, respectively, to recognize the fair value of energy swap derivatives, and has also recorded a deferred tax asset (liability) of $226,300 and ($260,300), respectively, associated therewith. The effective portion of the change in fair value from inception to December 30, 2011 is recorded in “accumulated other comprehensive loss” in the Company’s consolidated financial statements. The following table illustrates the changes recorded, net of tax, in accumulated other comprehensive loss resulting from the energy swap agreements.

	(in thousands)
	2011	2010
Balance at January 1,	$505	$769
Net (gain) loss, net of tax, reclassified to unallocated inventory cost pool,	(1,570)	71
Net change associated with current period swap transactions, net of tax,	645	(335)

Balance at December 31,	$(420)	$505

The $0.4 million reported in accumulated other comprehensive loss as of December 31, 2011 will be reclassified to the unallocated inventory cost pool in the period when the energy consumption takes place. The amount to be reclassified, net of taxes, during the next 12 months is expected to be approximately $0.3 million.

If, at any time, the swaps are determined to be ineffective, in whole or in part, due to changes in the Company’s energy usage or underlying hedge agreements or assumptions, the fair value of the portion of the energy swaps determined to be ineffective will be recognized as a gain or loss in cost of sales for the applicable period. See Note 21 – Fair Value Disclosures for additional information.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Subsequent to December 31, 2011, Omega Protein entered into the following energy swap agreements:

Energy Swap	Consumption Period	Quantity	Price Per Unit
Natural Gas - NYMEX Natural Gas Swap	April – October, 2012	69,201 MMBTUs	$2.94
Natural Gas - NYMEX Natural Gas Swap	April – October, 2013	104,000 MMBTUs	$3.55

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

Income Taxes

The Company utilizes the asset and liability method to account for income taxes. This method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of existing temporary differences between the financial reporting and tax reporting basis of assets and liabilities, and operating loss and tax credits carryforwards for tax purposes. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. The Company believes that the deferred tax assets recorded as of December 31, 2011, net of the valuation allowance, are realizable through future reversals of existing taxable temporary differences and future taxable income. If the Company were to subsequently determine that it would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to deferred tax assets would increase earnings for the period in which such determination was made. The Company will continue to assess the adequacy of the valuation allowance on a quarterly basis. Any changes to the estimated valuation allowance could be material to the consolidated financial condition and results of operations.

Property, Equipment and Depreciation

Property and equipment additions are recorded at cost. Depreciation of property and equipment is computed by the straight-line method at rates expected to amortize the cost of property and equipment, net of salvage value, over their estimated useful lives. Estimated useful lives, determined at the date of acquisition, of new assets acquired are based primarily on the review of existing property and equipment as well as other factors. Estimated useful lives are as follows:

Useful Lives
(years)
Fishing vessels and fish processing plants	15-20
Machinery, equipment, furniture and fixtures and other	3-10

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Replacements and major improvements are capitalized and amortized over a period of 5 to 15 years. Maintenance and repairs are charged to expense as incurred. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from the accounts. Any resulting gains or losses are included in the statement of operations.

Acquisitions, Goodwill and Other Intangible Assets

Goodwill is measured as the excess of the cost of an acquisition over the sum of the amounts assigned to the fair value of tangible and intangible assets acquired less liabilities assumed. The determination of the fair value of the intangible assets acquired involves certain judgments and estimates. These judgments can include, but are not limited to, the cash flows that an asset is expected to generate in the future and the appropriate weighted average cost of capital.

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

In the third quarter of 2011 and the fourth quarter of 2010, the Company completed its acquisitions of InCon Processing, L.L.C., a Delaware limited liability company, and Cyvex Nutrition, Inc., a California corporation, respectively, in cash transactions accounted for using the acquisition method of accounting. As such, the Company has recorded goodwill and certain other identifiable intangible assets that are more fully explained in Note 2 – Acquisition of InCon Processing and Note 4 - Acquisition of Cyvex Nutrition.

The Company amortizes other intangible assets with determinable lives over their estimated useful lives. The Company records an impairment charge on these assets when it determines that their carrying value may not be recoverable. The carrying value is not recoverable if it exceeds the undiscounted future cash flows resulting from the use of the asset and its eventual disposition. When there is existence of one or more indicators of impairment, the Company measures any impairment of intangible assets based on a projected discounted cash flow method using a discount rate determined by the Company’s management to be commensurate with the risk inherent in its business model. The Company’s estimates of future cash flows attributable to its other intangible assets require significant judgment based on the Company’s historical and anticipated results and are subject to many factors. See Note 10 - Goodwill and Other Intangible Assets for more information about goodwill and other intangible assets.

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

In 2002, the Board of Directors authorized a plan to freeze the Company’s pension plan in accordance with ERISA rules and regulations so that new employees, hired after July 31, 2002, will not be eligible to participate

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

in the pension plan and further benefits will no longer accrue for existing participants. The freezing of the pension plan had the effect of vesting all existing participants in their pension benefits in the plan. See Note 16 – Benefit Plans for additional information related to the Company’s pension plans.

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

Accumulated Comprehensive Loss

The components of accumulated other comprehensive loss included in shareholder’s equity are as follows:

	December 31, 2011	December 31, 2010
	(in thousands)
Fair Value of Energy Swaps, net of tax benefit (expense) of $226 as of December 31, 2011 and ($260) as of December 31, 2010.	$(420)	$505
Pension Benefits Adjustments, net of tax benefit of $5,524 as of December 31, 2011 and $4,218 as of December 31, 2010	(10,259)	(8,188)

Accumulated Other Comprehensive Loss	$(10,679)	$(7,683)

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

At December 31, 2011 and December 31, 2010, the Company had cash deposits and money market funds concentrated primarily in one major bank. In addition, the Company had commercial quality grade investments A2P2 rated or better with companies and financial institutions. The Company believes that credit risk in such investments is minimal.

Earnings per Share

Basic earnings (loss) per common share (EPS) were computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the reporting period. Diluted EPS reflects the

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

dilution that could occur if securities or contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted earnings (loss) per common share was computed by dividing net earnings (loss) by the sum of the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if the dilutive potential common shares (in this case, exercise of the Company’s employee stock options) had been issued during each period as discussed in Note 13.

The Company has issued shares of restricted stock under its 2006 Incentive Plan. Holders of shares of restricted stock are entitled to all rights of a stockholder of the Company with respect to the restricted stock, including the right to vote the shares and receive any dividends or other distributions. The shares are considered issued and outstanding on the date granted and are included in the basic earnings per share calculation.

Stock-Based Compensation

The Company has a stock-based compensation plan, which is described in more detail in Note 16.

Shareholder Rights Plan

In June 2010, the Company’s Board of Directors adopted a Shareholder Rights Plan. The Plan is designed to protect the Company from unfair or coercive takeover tactics and to prevent an acquirer from gaining control of the Company without offering a fair price to all shareholders. See Note 22 – Shareholders Rights Plan for additional information.

Recently Issued Accounting Standards

On December 16, 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities. The standard requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The amendments in this update will enhance disclosures required by U.S. GAAP by requiring improved information about financial instruments and derivative instruments to help reconcile differences in the offsetting requirements under U.S. GAAP and International Financial Reporting Standards (IFRS). The amendments are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company is evaluating the impact, if any, the adoption will have on its consolidated financial statements.

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

On June 16, 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. The standard eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. An entity may present items of net income and other comprehensive income in one continuous statement, or in two separate, but consecutive statements. The change is intended to enhance

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

comparability between entities that report under U.S. GAAP and those that report under International Financial Reporting Standards (IFRS), and to provide a more consistent method of presenting non-owner transactions that affect an entity’s equity. The guidance is effective as of the beginning of a fiscal year that begins after December 15, 2011, which corresponds to the Company’s first fiscal quarter beginning January 1, 2012. On December 23, 2011, the FASB issued a final standard to defer the new requirement to present components of reclassifications of other comprehensive income on the face of the income statement. Companies would still be required to adopt the other requirements contained in the new standard on comprehensive income. The Company is evaluating the impact, if any, the adoption will have on its consolidated financial statements.

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

NOTE 2. ACQUISITION OF INCON PROCESSING, L.L.C.

A. Description of the Transaction

On September 9, 2011, the Company acquired all of the outstanding equity of InCon Processing, L.L.C., a Delaware limited liability company, in a cash transaction pursuant to the terms of an equity purchase agreement. The equity of InCon was indirectly held by four individuals (the “Sellers”), three of whom continue to be employed by InCon and manage InCon’s business. InCon is now a wholly owned subsidiary of the Company. InCon is a specialty toll processor that designs, pilots, synthesizes and purifies specialty chemical compounds, utilizing molecular distillation technology to concentrate a variety of compound products, including Omega-3 fish oils.

B. Recording of Assets Acquired and Liabilities Assumed

At closing, the Company paid an aggregate cash purchase price for the equity of InCon of $8.7 million, utilizing cash on hand, and also paid $0.6 million representing InCon’s estimated working capital on the closing date. The working capital portion of the purchase price is subject to a post-closing adjustment to account for differences between estimated working capital and actual working capital of InCon as of the closing date. As of December 31, 2011, Omega has recorded a $0.2 million receivable to account for the working capital adjustment and expects to receive payment from the Sellers during the first quarter of 2012.

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

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company incurred approximately $0.1 million in pretax transaction costs directly related to the acquisition that were expensed and included in selling, general and administrative expenses in the Consolidated Statement of Operations for the year ended December 31, 2011. The acquisition costs consisted primarily of legal, advisory, valuation, and other consulting fees. The transaction has been accounted for using the acquisition method of accounting which requires, among other things, that most assets acquired and liabilities assumed from acquisitions be recognized at their fair values as of the acquisition date. Any excess of the purchase price over the fair values of the net assets acquired are recorded as goodwill. The following table summarizes the fair values of the InCon assets and acquired liabilities assumed based on the total consideration at acquisition of $9.3 million.

Amounts recognized as of acquisition date
(in thousands)
Working capital (a)	$593
Property, plant, and equipment, net	6,400
Identifiable intangible assets (b)	1,341

Total identifiable net assets	8,334
Goodwill	936

Total consideration, net of final working capital adjustment	$9,270

(a)	Includes cash and cash equivalents, accounts receivable, spare parts inventory and accounts payable.
(b)	See Note 10 – Goodwill and other intangible assets for weighted average lives.

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Specifically, the goodwill recorded as part of the acquisition of InCon includes the following:

• the expected synergies and other benefits that the Company believes will result from combining the operations of InCon with the operations of Omega Protein and Cyvex,

• any intangible assets that do not qualify for separate recognition,

• the value of the going-concern element of InCon’s existing business (the higher rate of return on the assembled collection of net assets versus if Omega had acquired all of the net assets separately).

The Company does not amortize goodwill or indefinite-lived intangible assets but performs tests for impairment annually, or when indications of potential impairment exist, utilizing a fair value approach at the reporting unit level. See Note 10 - Goodwill and Other Intangible Assets, for more information about goodwill and other intangible assets.

InCon’s results of operations are included in the Company’s Consolidated Statement of Operations beginning on September 9, 2011. Revenues generated by InCon included in the Consolidated Statement of Operations from September 9, 2011 through December 31, 2011 were approximately $1.2 million. Net loss for the same period was approximately $0.4 million.

C. Unaudited Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of the Company and InCon on a pro forma basis, as though the companies had been combined as of January 1, 2010. The pro forma financial information is presented for informational purposes only and is not indicative of the

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

results of operations that would have been achieved if the acquisition had actually taken place January 1, 2010 and is not intended to be a projection of future results or trends.

	Revenue	Net income (loss)
	(in thousands)
InCon from September 9, 2011 – December 31, 2011	$1,175	$(427)
2011 supplemental pro forma from January 1, 2011 – December 31, 2011	$238,641	$34,117
2010 supplemental pro forma from January 1, 2010 – December 31, 2010	$171,801	$17,771

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

On September 2 and October 19, 2010, Omega Protein received its first and second emergency payments from the GCCF of $7.3 million and $11.4 million, respectively. These payments were utilized in the following manner: $0.6 million of the payments to offset previously recognized losses as of June 30, 2010 related to costs that were not able to be allocated to production as a result of intermittent plant closures, with the remainder used a) to offset costs Omega Protein incurred to purchase 6,315 tons of fish meal which partially offset lost production, and b) to offset the high costs per unit of production Omega Protein incurred during the 2010 fishing season in the Gulf of Mexico as a result of the closure of its fishing grounds.

The majority of the first and second emergency payments were credited to the 2010 unallocated inventory cost pool (including off-season costs). Because both of these payments were included in the cost per unit of production calculation for the 2010 fishing season, cost of sales was partially reduced by 4.4%, or $8.2 million, and 8.9%, or $10.5 million, for the years ended December 31, 2011 and 2010, respectively. With the recognition of these amounts, the Company completed recognizing the $18.7 million in payments applied to its inventory cost pool as a result of the 2010 Gulf of Mexico oil spill disaster.

The Gulf of Mexico oil spill disaster directly affected Omega Protein by decreasing its fish catch due to the closure of state and federal fishing grounds and increased the cost of its normal fishing effort due to the repositioning and staging of its fleet at other locations. The decrease in fish catch reduced Omega Protein’s volume of inventory available to sell which reduced its sales volumes and revenues for the third and fourth quarters of 2010 and first and second quarters of 2011. The decrease in fish catch and additional costs incurred related to Omega Protein’s 2010 standard cost were partially offset by the receipt of two GCCF emergency payments, as described above.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In April 2011, the Company agreed to a final settlement of all of its claims for costs and damages incurred as a result of the oil spill caused by the Deepwater Horizon explosion. As a result of the settlement, on April 18, 2011 the Company received a final payment of $26.2 million, net of fees and expenses, from the GCCF. The amount was recognized as “Proceeds/gains resulting from Gulf of Mexico oil spill disaster” in the Company’s Consolidated Statement of Operations for the year ended December 31, 2011.

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

NOTE 4. ACQUISITION OF CYVEX NUTRITION, INC.

A. Description of the Transaction

On December 16, 2010, the Company acquired 100% of the outstanding common stock of Cyvex Nutrition, Inc. (“Cyvex”), a California corporation, in a cash transaction pursuant to the terms of a Stock Purchase Agreement with the founder and sole shareholder of Cyvex. Cyvex now is a wholly owned subsidiary of Omega Protein Corporation. Cyvex is a premium, nutraceutical supplier to dietary supplement manufacturers that focus on human health and wellness.

B. Recording of Assets Acquired and Liabilities Assumed

As consideration for the acquisition of Cyvex, the Company paid cash of $11.1 million, utilizing cash on hand, with a post closing adjustment of $0.2 million to account for differences between estimated working capital and actual working capital of Cyvex as of the closing date. The Company also paid an additional $1.6 million as part of the base purchase price to Cyvex’s former owner during the first quarter of 2011 once receipt of an approval from the Internal Revenue Service was received related to Cyvex’s prior status as a subchapter S corporation from 1989 until the closing date. Cyvex made an Internal Revenue Code Section 338(h)(10) election in conjunction with the acquisition in order to treat the stock sale as if Cyvex had sold all of its assets at their fair market value to the Company. The result of the Code Section 338(h)(10) election was the recognition of an approximate $0.2 million liability for state franchise tax that the Company paid during the first quarter of 2011. This election resulted in the Company establishing a tax basis materially equal to the fair value of the underlying assets acquired and liabilities assumed. During the fourth quarter of 2011, the Company made a final payment related to the acquisition of approximately $84,000 to reimburse the former owner for the tax effects of the Section 338(h)(10) election. The final payment was recorded as additional goodwill.

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

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the fair values of the Cyvex assets and acquired liabilities assumed as of the acquisition date based on the total consideration of $13.2 million.

Amounts recognized as of acquisition date
(in thousands)
Working capital, excluding inventories (a)	$677
Inventories	1,610
Property, plant, and equipment, net	94
Identifiable intangible assets (b)	3,786
Other long-term assets	8

Total identifiable net assets	6,175
Goodwill	7,049

Net assets acquired	$13,224

Total consideration transferred	$13,224

(a)	includes cash and cash equivalents, accounts receivable, other current assets, accounts payable and other current liabilities.
(b)	See Note 10 – Goodwill and other intangible assets for weighted average lives.

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Specifically, the goodwill recorded as part of the acquisition of Cyvex includes the following:

• the expected synergies and other benefits that the Company believes will result from combining the operations of Cyvex with the operations of Omega Protein,

• any intangible assets that do not qualify for separate recognition,

• the value of the going-concern element of Cyvex’s existing business (the higher rate of return on the assembled collection of net assets versus if Omega had acquired all of the net assets separately).

The Company does not amortize goodwill or indefinite-lived intangible assets but performs tests for impairment annually, or when indications of potential impairment exist, utilizing a fair value approach at the reporting unit level. See Note 10 - Goodwill and Other Intangible Assets, for more information about goodwill and other intangible assets.

Cyvex’s results of operations are included in the Company’s Consolidated Statement of Operations beginning on December 16, 2010. Revenues generated by Cyvex and included in the Consolidated Statement of Operations from December 16, 2010 through December 31, 2010 were approximately $209,000. Net loss for the same period was approximately $8,000.

C. Unaudited Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of the Company and Cyvex on a pro forma basis, as though the companies had been combined as of the beginning of January 1, 2009. The pro forma financial information is presented for informational purposes only and is not

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

indicative of the results of operations that would have been achieved if the acquisition had actually taken place January 1, 2009 and is not intended to be a projection of future results or trends.

	Revenue	Net income (loss)
	(in thousands)
Cyvex from December 16, 2010 – December 31, 2010	$209	$(8)
2010 supplemental pro forma from 1/1/10 – 12/31/10	$179,041	$19,137
2009 supplemental pro forma from 1/1/09 – 12/31/09	$173,630	$(5,702)

NOTE 5. RECEIVABLES, NET

Receivables as of December 31, 2011 and 2010 are summarized as follows:

	2011	2010
	(in thousands)
Trade	$10,208	$10,739
Insurance	4,687	18
Income tax	1,919	785
InCon working capital	181	—
Other	78	154

Total accounts receivable	17,073	11,696
Less allowance for doubtful accounts	(285)	(204)

Receivables, net	$16,788	$11,492

As of December 31, 2011, the current insurance receivable includes approximately $2.8 million related to the salvage costs and other related claims incurred by the Company associated with the sinking of the F/V Sandy Point in May 2011. InCon working capital represents post-closing working capital adjustments resulting from the September 9, 2011 acquisition of InCon. See Note 19 – Related Party Transactions.

NOTE 6. INVENTORY

The major classes of inventory as of December 31, 2011 and 2010 are summarized as follows:

	2011	2010
	(in thousands)
Fish meal	$30,738	$43,945
Fish oil	14,712	13,159
Fish solubles	1,101	947
Nutraceutical products	2,146	1,535
Unallocated inventory cost pool (including off-season costs)	7,443	7,368
Other materials and supplies	8,753	7,738

Total inventory	$64,893	$74,692

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Inventory at December 31, 2011 and 2010 is stated at the lower of cost or market. The elements of December 31, 2011 unallocated inventory cost pool include Omega Protein’s plant and vessel related labor, utilities, rent, repairs and depreciation, to be allocated to inventories produced through the 2012 fishing season.

As a result of the oil spill caused by the Deepwater Horizon oil rig explosion in the Gulf of Mexico in April 2010 and the subsequent temporary and intermittent closures of certain commercial and recreational fishing grounds by the Louisiana Department of Fisheries and Wildlife, the Mississippi Department of Marine Resources and the National Oceanic and Atmospheric Administration (“NOAA”), Omega Protein’s fish processing was temporarily interrupted at its three Gulf Coast facilities. As a result of this interruption, intermittent fishing grounds and facilities closures and the oil spill’s estimated impact on Omega Protein’s 2010 Gulf of Mexico fishing season, Omega Protein filed a claim for damages with BP and, subsequently, with the GCCF, a claims facility tasked with claims administration and payment distribution for those businesses and individuals that suffered damages and incurred other costs related to the oil spill. The majority of the first and second emergency payments of $7.3 million and $11.4 million, respectively, received from the GCCF were credited to the 2010 unallocated inventory cost pool to offset the cost to purchase 6,315 tons of fishmeal to satisfy forward sales contracts and to offset the high cost per unit of production Omega Protein incurred during the 2010 fishing season in the Gulf of Mexico as a result of the closure of its fishing grounds. With the subsequent recognition of these amounts through cost of sales, the Company has completed recognizing the $18.7 million in payments applied to its inventory cost pool as a result of the 2010 Gulf of Mexico oil spill disaster.

NOTE 7. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of December 31, 2011 and December 31, 2010 are summarized below:

	2011	2010
	(in thousands)
Prepaid insurance	$1,808	$1,535
Energy swap asset	—	743
Selling expenses	107	771
Guarantee fees	17	24
Leases	105	94
Other prepaids and expenses	201	474

Total other assets, net	$2,238	$3,641

Amounts included in prepaid expenses and other current assets consist primarily of prepaid operating expenses including insurance, rents, and selling expenses. Energy swap assets are valued at each reporting date at their fair value (see Note 21 – Fair Value Disclosures for additional information). Prepaid selling expenses are expensed in those periods in which the related revenue is recognized.

NOTE 8. OTHER ASSETS

Other assets as of December 31, 2011 and 2010 are summarized as follows:

	2011	2010
	(in thousands)
Fish nets, net of accumulated amortization of $1,175 and $1,112	$1,288	$1,281
Insurance receivable, net of allowance for doubtful accounts	3,645	1,171
Title XI debt issuance costs	332	316

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other debt issuance costs	118	244
Deposits and other	40	39

Total other assets, net	$5,423	$3,051

Amortization expense for fishing nets amounted to approximately $1.2 million, $1.2 million, and $1.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

As of December 31, 2011 and December 31, 2010, the long-term insurance receivable of $3.6 million and $1.2 million, respectively, primarily relates to Jones Act claims for employees aboard its vessels. This estimated amount is recorded gross of estimated claims which may be due to claimants and is included in accrued insurance liabilities.

The Company carries insurance for certain losses relating to its fishing unit’s vessels and Jones Act liability for employees aboard its vessels (collectively, “Vessel Claims Insurance”). The typical Vessel Claims Insurance policy contains an annual aggregate deductible (“AAD”) for which Omega Protein remains responsible, while the insurance carrier is responsible for all applicable amounts which exceed the AAD. It is Omega Protein’s policy to accrue current amounts due and record amounts paid out on each claim. Once payments exceed the AAD, Omega Protein records an insurance receivable for a given policy year, net of allowance for doubtful accounts. As of December 31, 2011 and December 31, 2010, the allowance for doubtful insurance receivable accounts was $0 million and $0.2 million, respectively.

NOTE 9. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of December 31, 2011 and 2010 are summarized as follows:

	2011	2010
	(in thousands)
Land	$7,873	$7,690
Plant assets	138,025	128,904
Fishing vessels	95,055	101,201
Furniture and fixtures	6,571	6,360
Construction in progress	16,909	3,294

Total property and equipment	264,433	247,449
Less accumulated depreciation and impairment	(141,921)	(135,723)

Property, plant and equipment, net	$122,512	$111,726

Depreciation expense for the years ended December 31, 2011, 2010 and 2009 was $14.7 million, $13.4 million, and $12.2 million, respectively.

The Company capitalizes interest as part of the acquisition cost of a qualifying asset. Interest is capitalized only during the period of time required to complete and prepare the asset for its intended use. For the years ended December 31, 2011, 2010 and 2009, the Company capitalized interest of approximately $245,300, $209,400, and $695,100, respectively.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 10. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes the changes in the carrying amount of goodwill resulting from the Company’s acquisitions (in thousands):

	Cyvex	InCon	Total
January 1, 2011	$6,916	$—	$6,916
Acquisition – additional costs (1)	133	—	133
Acquisition (2)	—	936	936

December 31, 2011	$7,049	$936	$7,985

(1)	On December 16, 2010, the Company acquired Cyvex Nutrition, Inc., and the allocation of the purchase price over the fair value of the tangible and intangible assets acquired resulted in $6.9 million of goodwill. During 2011, final payment adjustments were made to the base purchase price, primarily related to the reimbursement to the seller for the incremental tax effect resulting from the Code Section 338(h)(10) election. The final payments of approximately $133,000 were recorded as additional goodwill.
(2)	On September 9, 2011, the Company acquired InCon Processing, L.L.C., and the allocation of the purchase price over the fair value of the tangible and intangible assets acquired resulted in $0.9 million of goodwill.

InCon Intangibles

The intangible assets, other than goodwill as described above, acquired in the InCon acquisition were as follows (dollars in thousands):

	December 31, 2011	Weighted Average Life
Carrying value of intangible assets subject to amortization:
Customer relationships, net	$171	10

Total intangible assets subject to amortization, net	$171
Indefinite life intangible assets – trade names, trade secrets	1,166

Total intangible assets	$1,337

Amortization expense of InCon’s intangible assets for the year ended December 31, 2011 was $4,300. Estimated future amortization expense related to intangible assets is as follows (in thousands):

2012	$18
2013	18
2014	18
2015	18
Thereafter	99

Total estimated future amortization expense	$171

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Cyvex Intangibles

The intangible assets, other than goodwill as described above, acquired in the Cyvex acquisition were as follows (dollars in thousands):

	December 31, 2011	December 31, 2010	Weighted Average Life
Carrying value of intangible assets subject to amortization:
Customer relationships, net	$2,763	$3,070	10

Total intangible assets subject to amortization, net	$2,763	$3,070
Indefinite life intangible assets - trade names	716	716

Total intangible assets	$3,479	$3,786

Amortization expense of Cyvex’s intangible assets for year ended December 31, 2011 was $0.3 million. Estimated future amortization expense related to intangible assets is as follows (in thousands):

2012..	$307
2013……………………………………………………..	307
2014……………………………………………………..	307
2015……………………………………………………..	307
Thereafter………………………………………………..	1,535

Total estimated future amortization expense	$2,763

NOTE 11. NOTES PAYABLE AND LONG-TERM DEBT

At December 31, 2011 and 2010, the Company's long-term debt consisted of the following:

	December 31,	December 31,
	2011	2010
	(in thousands)
U.S. government guaranteed obligations (Title XI loans) collateralized by a first lien on certain vessels and certain plant assets:
Amounts due in installments through 2025, interest from 5.7% to 7.6%	$30,181	$33,147
Amounts due in installments through 2014, interest at Eurodollar rates plus 0.5% (0.8% and 0.7% at December 31, 2011 and December 31, 2010, respectively)	113	154

Total debt	30,294	33,301
Less current maturities	(2,992)	(2,994)

Long-term debt	$27,302	$30,307

The Title XI loans are secured by liens on certain of the Company’s fishing vessels and mortgages on the Company’s Reedville, Virginia and Abbeville, Louisiana plants.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On December 1, 2005, pursuant to the Title XI program, the United States Department of Commerce Fisheries Finance Program (the “FFP”) approved a second financing application made by the Company in the amount of $16.4 million (the “Second Approval Letter”), of which $6.3 million was funded in 2007. In September 2009, the Company submitted a $10.0 million financing request under the remaining Second Approval Letter. The Company closed on the $10.0 million financing request on June 1, 2010. Proceeds from the loan were used to reimburse the Company for prior expenditures for fishing vessel refurbishments and improvements to the Company’s shore-side marine assets. The loan has a term of 15 years, bears an interest rate at 5.7% per year and is secured by first liens on a Company fishing vessel and certain assets located at the Company’s Reedville, Virginia facility. Borrowings under the FFP are required to be evidenced by security agreements, undertakings, and other documents deemed in the sole discretion of the National Marine Fisheries Service as necessary to accomplish the intent and purpose of the Approval Letter. On June 20, 2011, pursuant to the Title XI program, the FFP approved a third financing application made by the Company in the amount of $10.0 million (the “Third Approval Letter”). To date, the Company has not submitted any financing requests under the Third Approval Letter. The Company is required to comply with customary National Marine Fisheries Service covenants as well as certain special covenants. As of December 31, 2011, the Company had approximately $30.3 million of borrowings outstanding under Title XI and was in compliance with all of the covenants contained therein.

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

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

As of December 31, 2011 and December 31, 2010, the Company had no amounts outstanding under the $35 million revolving credit facility with Wells Fargo Bank, N.A. and approximately $3.3 million and $2.8 million, respectively, in letters of credit issued primarily in support of worker’s compensation insurance programs. The Company has no off-balance sheet arrangements other than normal operating leases and standby letters of credit. Additionally, as of December 31, 2011, the Company was in compliance with all covenants under its bank loan agreement.

Annual Maturities

The annual maturities of long-term debt for the five years ending December 31, 2016 and thereafter are as follows (in thousands):

2012	2013	2014	2015	2016	Thereafter
$2,992	$3,062	$3,115	$2,643	$2,800	$15,682

NOTE 12. CAPITAL LEASE OBLIGATION

On May 29, 2008 and July 10, 2008, Omega Protein entered into capital lease agreements to lease barges for a period of 5 years. Following is a summary of future minimum payments under the capitalized lease agreements (in thousands):

2012	$580
2013	277

Total minimum lease payments	857
Less amount representing interest	(72)

Present value of minimum payments	785
Less current portion of capital lease obligation	(517)

Long-term capital lease obligation	$268

As of December 31, 2011 and 2010, assets recorded under capital lease obligations are included in Property, Plant and Equipment, net as follows (in thousands):

	December 31, 2011	December 31, 2010
Fishing vessels and marine equipment, at cost	$2,076	$2,076
Less accumulated depreciation	(1,471)	(1,056)

Property, plant and equipment, net	$605	$1,020

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 13. EARNINGS PER SHARE INFORMATION

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (in thousands except share and per share data) for the years ended December 31, 2011, 2010 and 2009.

	Years Ended December 31,				Years Ended December 31,			Years Ended December 31,
	2011				2010			2009
	Income (Numerator)	Shares (Denominator)		Amount	Income (Numerator)	Shares (Denominator)	Amount	Income (Numerator)	Shares (Denominator)	Amount
Net income (loss)	$34,157	—			$18,259	—		$(6,198)	—

Basic EPS
Income (loss) available to common stockholders’	34,157	19,255	(1)	$1.77	18,259	18,799	$0.97	(6,198)	18,715	$(0.33)

Effect of Dilutive stock option grants	—	685			—	112		—	—

Diluted EPS
Income (loss) available to common stockholders’	$34,157	19,940		$1.71	$18,259	18,911	$0.97	$(6,198)	18,715	$(0.33)

(1)	Includes 205,698 unvested shares related to restricted stock awards.

Options to purchase 135,000 shares of common stock at exercise prices ranging from $13.41 to $14.69 per share were outstanding during the year ended December 31, 2011, but were excluded from the computation of diluted earnings per share because the adjusted exercise prices of the options based upon the assumed proceeds were greater than the average market price of the shares during that year.

Options to purchase 2,526,702 shares of common stock at exercise prices ranging from $4.19 to $14.69 per share were outstanding during the year ended December 31, 2010, but were excluded from the computation of diluted earnings per share because the adjusted exercise prices of the options based upon the assumed proceeds were greater than the average market price of the shares during that year.

Options to purchase 1,232,000 shares of common stock at exercise prices ranging from $2.03 to $15.88 per share were outstanding during the year ended December 31, 2009, but were excluded from the computation of diluted earnings per share because inclusion of these shares would have been antidilutive. See Note 16 – Benefit Plans for a further discussion of the Company’s stock options activity.

NOTE 14. INCOME TAXES

The Company’s provision (benefit) for income taxes consisted of the following:

	Years Ended December 31,
	2011	2010	2009
	(in thousands)
Current:
State	$276	$56	$(8)
U.S.	10,924	—	—
Deferred:
State	920	478	(192)
U.S.	5,608	9,446	(3,070)

Provision (benefit) for income taxes	$17,728	$9,980	$(3,270)

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For federal income tax purposes, the Company’s previous net operating losses and alternative minimum tax credit carryforward were fully utilized as of December 31, 2011.

As of December 31, 2011, for state income tax purposes, the Company had $13.3 million in net operating losses expiring in 2020 through 2031.

The following table reconciles the income tax provisions (benefits) computed using the U.S. statutory rate of 35% for December 31, 2011 and 34% for December 31, 2010 and December 31 2009 to the provisions (benefit) reflected in the financial statements.

	Years Ended December 31,
	2011	2010	2009
	(in thousands)
Taxes at statutory rate	$18,159	$9,601	$(3,219)
Non-deductible expenses	189	—	—
Qualified production activities deduction	(1,305)	—	—
State taxes, net of federal benefit	778	352	(143)
Excess executive compensation	128	9	—
Impact of federal tax credits (1)	490	—	—
Change in deferred tax asset valuation allowance (2)	(1,120)	—	—
Impact of federal tax rate adjustment to 35%	491	—	—
Other	(82)	18	92

Provision (benefit) for income taxes	$17,728	$9,980	$(3,270)

(1)	As a result of recognizing certain tax credits in 2011, the Company realized a $490,000 income tax expense.
(2)	During the fourth quarter of 2011, the Company reversed a deferred tax valuation allowance of $1,025,000 related to wage credits and $95,000 related to state net operating losses.

A tax benefit of $337,000 and $46,000 for the exercise of stock options was not included in income for financial reporting purposes and was credited directly to capital in excess of par value as of December 31, 2011, and 2010, respectively.

The American Jobs Creation Act of 2004 (the “Act”) provides a deduction for income from qualified domestic production activities, which was phased in from 2005 through 2010. In return, the Act also provides for a two-year phase-out of the existing extra-territorial income exclusion (ETI) for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union.

Under the guidance in FASB ASC 740-10-55 to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, the deduction is treated as a “special deduction”. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction is reported in the period in which the deduction is claimed on the Company’s tax return.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Temporary differences and tax credit carryforwards that gave rise to significant portions of deferred tax assets and liabilities as of December 31, 2011 and 2010 are as follows:

	2011	2010
	(in thousands)
Deferred tax assets:
Assets and accruals not yet deductible	$2,604	$4,211
Alternative minimum tax credit carryforwards	—	1,739
Equity based compensation	1,988	—
Equity in loss of unconsolidated affiliates	125	122
Net operating loss carryforward	—	464
Tax credit carryforward	225	1,965
Pension liability	5,801	4,495
State income tax	571	963
Valuation allowance	(716)	(1,835)

Total deferred tax assets	10,598	12,124

Deferred tax liabilities:
Property and equipment	(18,681)	(17,534)
Intangible assets	(45)	—
Pension and other retirement benefits	(1,471)	(1,688)
Assets currently deductible	(2,517)	(2,542)

Total deferred tax liabilities	(22,714)	(21,764)

Net deferred tax liability	$(12,116)	$(9,640)

Deferred income tax asset (liability) current	$1,784	$1,673
Deferred income tax asset (liability) non-current	(13,900)	(11,313)

Net deferred tax liability	$(12,116)	$(9,640)

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits, as presented in “Other long-term liabilities” on the balance sheet, is as follows:

	2011	2010	2009
	(in thousands)
Balance at January 1,	$896	$864	$864
Additions for tax positions of prior years	451	29	—
Additions based on tax positions related to the current year	166	3	—

Balance at December 31,	$1,513	$896	$864

Included in the balances at December 31, 2011, 2010 and 2009 are $1.5 million, $0.9 million, and $0.9 million, respectively, of tax positions for which the ultimate deductibility is uncertain. The final settlement of these uncertain positions could positively or negatively impact the effective tax rate in the period settled. Because

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not materially affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company recorded an accrual for payment of $33,000 in interest and $166,000 in penalties at December 31, 2011. The Company did not have an accrual for payment of interest and penalties in 2010 and 2009.

NOTE 15. ACCRUED LIABILITIES

Accrued liabilities as of December 31, 2011 and December 31, 2010 are summarized as follows:

	December 31, 2011	December 31, 2010
	(in thousands)
Insurance	$8,475	$8,246
Salary and benefits	3,638	3,911
Trade creditors	4,908	2,730
Taxes, other than federal income tax	51	73
Deferred revenue	361	3,357
Amounts due relating to Cyvex acquisition	—	2,036
Fair market value of energy swaps, current portion	534	—
Fair market value of interest rate swap, current portion	103	623
Miscellaneous legal reserve	525	—
Miscellaneous contractual obligations	618	—
Accrued interest	251	262
Other	354	122

Total accrued liabilities	$19,818	$21,360

As of December 31, 2011 and December 31, 2010, deferred revenue was $0.4 million and $3.4 million, respectively, representing payments received from international customers related to revenues which were not recognized until the subsequent period due to revenue recognition criteria.

NOTE 16. BENEFIT PLANS

Defined Contribution Plan

All qualified employees of the Company, other than employees participating in Cyvex’s 401(k) plan and InCon’s 401(k) plan, are covered under the Omega Protein 401(k) Savings and Retirement Plan (the “Plan”) as of December 31, 2011. Cyvex’s 401(k) plan and InCon’s 401(k) plan were each incorporated into the Plan as of January 1, 2012. The Company’s matching contributions to the Plan were approximately $1.0 million, $0.8 million, and $0.8 million during 2011, 2010, and 2009, respectively.

Pension Plan

Plan benefits are generally based on an employee’s years of service and compensation level. The plan has adopted an excess benefit formula integrated with covered compensation.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Amounts listed as pension benefits adjustment under the caption “Comprehensive Income (loss)” on the Consolidated Statements of Stockholders’ Equity of ($2.1) million, $0.3 million, and $0.9 million for 2011, 2010, and 2009, respectively, represent the change, net of tax, in the portion of the additional pension liability recorded under “Accumulated Other Comprehensive Loss” on the Consolidated Balance Sheet. During 2012, the Company expects total net periodic benefit cost to be approximately $1.4 million. The amounts in accumulated other comprehensive loss that are expected to be recognized as a component of net periodic benefit cost during the 2012 year are as follows (in thousands):

Net Actuarial Loss (Gain)	$1,600
Prior Service Cost	$0

The Company’s funding policy is to make contributions as required by applicable regulations. The Company uses a December 31 measurement date for its pension plan. The accumulated benefit obligation for the pension plan was $28.5 million and $25.9 million at December 31, 2011 and 2010, respectively.

The following tables set forth the benefit obligations, fair value of plan assets, and the funded status of the Company’s pension plan, amounts recognized in the Company’s financial statements, and the principal weighted average assumptions used:

	Years Ended December 31,
	2011	2010
	(in thousands)
Accumulated Benefit Obligations	$28,527	$25,944

Change in Benefit Obligation
Benefit Obligation at beginning of year	$25,944	$24,907
Service Cost	—	—
Interest Cost	1,276	1,357
Plan Amendments	—	—
Actuarial Loss	3,048	1,426
Benefits Paid	(1,741)	(1,746)

Benefit Obligation at end of year	$28,527	$25,944

Change in Plan Assets
Plan Assets at Fair Value at beginning of year	$17,690	$15,722
Actual Return on Plan Assets	(244)	1,913
Company Contributions	1,954	1,801
Benefits Paid	(1,741)	(1,746)

Plan Assets at Fair Value at end of year	$17,659	$17,690

Funded Status of the Plan	$(10,868)	$(8,254)

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Years Ended December 31,
	2011	2010
	(in thousands)

Additional Amounts Recognized in the Statement of Financial Position:
Long-term Liabilities	$(10,868)	$(8,254)

Amounts Recognized in Accumulated Other Comprehensive Loss:
Net Actuarial Loss, net of tax	$10,259	$8,188

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Loss:
Net Actuarial Loss, net of tax	$2,848	$407
Reversal of Amortization Item:
Amortization of Net Loss, net of tax	(777)	(734)

Total Recognized in Other Comprehensive Income, net of tax	$2,071	$(327)

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

As a result of the annual review of assumptions, the Company’s 2012 expected return on plan assets is 7.25%, consistent with 2011, and the discount rate decreased from 5.08% to 4.01%. The discount rate selected by the Company is consistent with general movements in interest rates. Additionally, the Company performed a yield curve analysis which concluded that when the Citigroup Yield Curve is applied to the Plan, it produces a discount rate of 4.01% and the selected discount rate is equal to the yield curve analysis.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Years Ended December 31,
	2011	2010
Assumptions

Weighted average assumptions used to determine benefit obligations
Discount Rate	4.01%	5.08%
Long-Term Rate of Return	7.25%	7.25%
Salary Scale up to age 50	N/A	N/A
Salary Scale over age 50	N/A	N/A

	Years Ended December 31,
	2011	2010	2009
Weighted average assumptions used to determine net periodic benefit cost
Discount Rate	5.08%	5.65%	6.25%
Long-Term Rate of Return	7.25%	7.10%	7.10%
Salary Scale up to age 50	N/A	N/A	N/A
Salary Scale over age 50	N/A	N/A	N/A

	Years Ended December 31,
	2011	2010	2009
Components of net periodic benefit cost:	(in thousands)
Service cost	$—	$—	$—
Interest cost	1,276	1,358	1,451
Expected return on plan assets	(1,274)	(1,105)	(1,010)
Amortization of net loss	1,189	1,113	1,225

Net periodic benefit cost	$1,191	$1,366	$1,666

Plan Assets

The Company’s pension plan weighted-average asset allocations at December 31, 2011 and 2010, by asset category are as follows:

	Plan Assets at December 31,
Asset Category	2011		2010
	Actual	Target	Actual	Target

Equity	59.6%	60.0%	60.7%	60.0%
Debt securities	40.8	40.0	39.7	40.0
Other	(0.4)	—	(0.4)	—

Total	100.0%	100.0%	100.0%	100.0%

The fair values of the Company’s pension plan assets by major category are presented below. The fair value of the Company’s plan assets are estimated based on quoted prices for similar instruments in active markets and therefore are categorized as Level 2 of the fair value hierarchy. See Note 21 - Fair Value Disclosures for additional information related to fair value measurements and disclosures.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Fair Value of Plan Assets at
	December 31, (in thousands) Fair Value Measurements Using Level 2
Asset Category	2011	2010
Equity Securities
Large-Cap Growth	$3,549	$2,599
Large Company Value	1,619	1,045
Mid-Cap Growth	693	1,136
Mid-Cap Value	710	1,067
Small Company Growth	717	1,835
Small Company Value	725	1,110
International	1,576	1,944
REIT	928	—
Fixed Income Securities
U.S. Treasuries	3,543	3,774
U.S. Govt. Agencies	1,599	323
Corporate bonds	1,522	2,103
International fixed income	335	371
Mortgage-backed securities	215	338
Other	(71)	45

Total	$17,660	$17,690

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

Equity securities do not include any of the Company’s common stock at December 31, 2011 and 2010, respectively.

Projected Benefit Payments for the years ending December 31, 2012 – 2021

(in thousands)
2012	2013	2014	2015	2016	2017-2021
$1,756	$1,754	$1,769	$1,763	$1,797	$9,074

Expected Contributions during 2012

The Company expects to make contributions of $2.3 million to the pension plan in 2012.

Stock Incentive Plans

On January 26, 1998, the 1998 Long-Term Incentive Plan of the Company (the “1998 Incentive Plan”) was approved by the Company’s Board. The 1998 Incentive Plan provided for the grant of any or all of the following

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The Company has granted stock options under the 2006 Incentive Plan in the form of non-qualified stock options. See “Stock-Based Compensation” regarding the method the Company utilizes to record compensation expense for employee stock options. The Company establishes the exercise price based on the fair market value of the Company’s stock (as defined in the relevant plan) at the date of grant. Each quarter, the Company reports the potential dilutive impact of stock option in its diluted earnings per common share using the treasury-stock method. Out-of-the-money stock options (i.e., the average stock price during the period is below the strike price of the stock option) are not included in diluted earnings per common share.

The Company has also issued shares of restricted stock under the 2006 Incentive Plan. Holders of shares of restricted stock are entitled to all rights of a stockholder of the Company with respect to the restricted stock, including the right to vote the shares and receive any dividends or other distributions. The shares are considered issued and outstanding on the date granted and are included in the basic earnings per share calculation.

Stock-Based Compensation

Stock Options

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

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

accordance with the provisions of FASB ASC 718-20. Under the modified prospective application transition method, no cumulative effect of change in accounting principle charge is required for the Company, and results for prior periods have not been restated. FASB ASC 718-20 also requires excess tax benefits be reported as a financing cash inflow rather than an operating cash inflow.

Net income (loss) for the years ended December 31, 2011, 2010, and 2009 includes $3.2 million, $1.8 million, and $0.7 million ($2.1 million, $1.2 million, and $0.5 million after-tax), respectively, of stock-based compensation costs related to stock options which are primarily included in selling, general and administrative expenses in the Consolidated Statement of Operations. As of December 31, 2011, there was $3.8 million ($2.5 million after-tax) of total unrecognized compensation costs related to non-vested stock options that is expected to be recognized over a weighted-average period of 1.7 years. Based on stock option grants as of December 31, 2011, total before tax share-based compensation for fiscal year 2012 is expected to be approximately $2.4 million.

The following table shows options granted and outstanding under the 2006 Long-Term Incentive Plan to the Company’s independent directors and employees for the year ended December 31, 2011:

Date of Option Grant(1)	Exercise Price on Grant Date	Options Granted and Outstanding as of December 31, 2011	Date of Vesting
June 15, 2011	$ 13.41	60,000	December 16, 2011(2)

(1)	No stock options were granted to employees during 2011.
(2)	Options granted to directors vest in six months and one day.

There were 535,875 stock option exercises during the year ended December 31, 2011. A summary of option activity under the plans for years 2011, 2010 and 2009 is as follows (options in thousands):

	2011		2010		2009
	Number of Shares Underlying Options	Weighted Average Exercise Prices	Number of Shares Underlying Options	Weighted Average Exercise Prices	Number of Shares Underlying Options	Weighted Average Exercise Prices
Outstanding at beginning of year	3,271	$5.86	1,232	$5.54	605	$7.26
Granted	60	$13.41	2,188	$5.93	726	$4.06
Exercised	(536)	$5.37	(100)	$3.39	(15)	$1.69
Expired	—	—	—	—	—	—
Forfeited	(19)	$5.33	(49)	$6.30	(84)	$5.84

Outstanding at end of year	2,776	$6.12	3,271	$5.86	1,232	$5.54

Exercisable at end of year	1,228	$6.51	822	$6.12	550	$6.80

Weighted-average fair value of options granted		$7.48		$3.39		$2.06

	Aggregate Intrinsic Value
	2011	2010	2009
	(in thousands)
Options outstanding as of December 31	$3,770	$7,877	$377
Options exercisable as of December 31	$1,716	$2,101	$149
Options exercised during the year	$4,365	$169	$49

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table further describes the Company’s stock options outstanding as of December 31, 2011.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Prices	Number Exercisable at 12/31/2011	Weighted Average Exercise Prices
$1.65 to $3.50	5,000	7.2 years	$2.22	3,333	$2.22
$3.51 to $4.70	1,289,721	7.6 years	$4.42	549,498	$4.30
$4.71 to $7.55	1,314,170	8.6 years	$6.96	508,128	$6.88
$7.56 to $10.58	32,500	3.7 years	$9.08	32,500	$9.08
$10.59 to $15.88	135,000	7.8 years	$13.63	135,000	$13.63

	2,776,391			1,228,459

	Year Ended December 31, 2011	Weighted Average Grant-Date Fair Value
Nonvested options as of January 1, 2011	2,448,361	$3.25
Granted	60,000	$7.48
Vested	(951,760)	$3.46
Forfeited	(8,669)	$2.15

Nonvested options as of December 31, 2011	1,547,932	$3.28

The fair value of the Company’s stock options is the estimated present value at grant date using the Black-Scholes option pricing model with the following weighted average assumptions for the year ended December 31, 2011, 2010, and 2009: expected dividend yield of 0%, 0%, and 0%; weighted-average volatility of 64.1%, 61.63%, and 55.45%; risk-free interest rate of 1.64%, 2.29%, and 1.96%; and an expected term of 5 to 6 years. The expected dividend yield is based on the Company’s annual dividend payout at grant date. Expected volatility is based on the historical volatility of the Company’s stock for a period approximating the expected life. The risk-free interest rate is based on the U.S. treasury yield in effect at the time of grant and has a term equal to the expected life. The expected term of the options represents the period of time the options are expected to be outstanding.

Restricted Stock

The Company has issued shares of restricted stock under the 2006 Incentive Plan. Shares of restricted stock generally vest on the third anniversary of the grant date. Non-vested shares are generally forfeited upon the termination of employment. Holders of shares of restricted stock are entitled to all rights of a stockholder of the Company with respect to the restricted stock, including the right to vote the shares and receive any dividends or other distributions. The shares are considered issued and outstanding on the date granted and are included in the basic earnings per share calculation.

During 2011, the Company issued 205,698 shares of restricted stock under the 2006 Incentive Plan. The Company’s compensation expense related to restricted stock for the year ended December 31, 2011 was approximately $74,000 ($48,000 after tax), which is primarily reflected in selling, general and administrative expenses in the Consolidated Statement of Operations. As of December 31, 2011, there was approximately $1.6 million ($1.0 million after tax) of unrecognized compensation cost related to non-vested restricted shares that is expected to be recognized over a weighted-average period of 2.9 years. Based on restricted stock issued as of December 31, 2011, total share-based compensation for fiscal year 2012 is expected to be approximately $0.6 million ($0.4 million after tax).

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table shows restricted stock issued and outstanding under the 2006 Long-Term Incentive Plan to the Company’s employees for the year ended December 31, 2011:

Date of Restricted Stock Award	Grant Date Fair Value	Restricted Stock Issued and Outstanding as of December 31, 2011	Date of Vesting
July 18, 2011	$ 12.70	15,698	July 18, 2014
December 12, 2011	$7.68	190,000	December 12, 2014

A summary of the Company’s non-vested restricted stock activity is presented below (in shares).

	2011 (in shares)	Wgt. Avg. Grant Date Fair Value
Outstanding at beginning of year	—	—
Granted	205,698	$8.07
Exercised	—	—
Expired	—	—
Forfeited	—	—

Outstanding at end of year	205,698	$8.07

The aggregate intrinsic value of the Company’s outstanding restricted stock at December 31, 2011 was $1.5 million.

NOTE 17. HURRICANE LOSSES, INSURANCE RECOVERIES AND OTHER PROCEEDS

2008 Hurricane

On September 13, 2008, Omega Protein’s Abbeville and Cameron, Louisiana fish processing facilities were damaged by Hurricane Ike. For the years ended December 31, 2011, 2010, and 2009, the following amounts have been recognized in the Company’s statement of operations (in thousands):

	Years Ended December 31,
	2011	2010	2009
Write-off of other materials and supplies	$—	$—	$32
Involuntary conversion of property and equipment	—	—	251
Clean-up costs incurred	—	—	86
State of Louisiana Hurricanes Gustav and Ike Grant	—	(234)	—

(Other proceeds) loss resulting from natural disaster, net – 2008 storms	$—	$(234)	$369

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

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On August 31, 2007, the Company filed a lawsuit in the District Court of Harris, Texas 295th Judicial District, against its prior insurance broker, Aon Risk Services of Texas, who procured the Company’s property insurance policies for the 2005/2006 policy year, which were the subject of prior litigation as a result of claims relating to Hurricanes Rita and Katrina. In June 2011, all outstanding claims related to the lawsuit were settled and the Company recorded $0.8 million, net of fees and expenses, as “Other proceeds/gains resulting from natural disaster, net – 2005 storms” in the Consolidated Statement of Operations for the year ended December 31, 2011. As a part of the final settlement, the Company released and waived all claims against Aon for all matters addressed in the litigation.

For the years ended December 31, 2011, 2010, and 2009, the following amounts have been recognized in the Company’s statement of operations (in thousands):

	Years Ended December 31,
	2011	2010	2009
Other proceeds/gains relating to natural disaster, net – 2005 storms	$(787)	$—	$(2,656)

NOTE 18. COMMITMENTS AND CONTINGENCIES

Operating Lease Payable

The Company has noncancellable operating leases, primarily for land and building, that expire over 1 to 7 years.

Future minimum payments under non-cancelable operating lease obligations for the five years ending December 31, 2016 and thereafter are as follows (in thousands):

2012	2013	2014	2015	2016	Thereafter
$2,144	$2,151	$1,357	$736	$33	$71

Rental expense for operating leases was $2.3 million, $2.5 million and $2.3 million in 2011, 2010 and 2009, respectively.

InCon Contingency

On September 9, 2011, the Company acquired all of the outstanding equity of InCon Processing, L.L.C., (“InCon”), a Delaware limited liability company, in a cash transaction pursuant to the terms of an equity purchase agreement. The equity of InCon was indirectly held by four individuals (the “Sellers”), three of whom continue to be employed by InCon and manage InCon’s business. InCon is now a wholly owned subsidiary of the Company.

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

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

it is deemed probable that such amount will be payable. In addition, the earn-out payments are subject to certain reductions associated with future InCon capital expenditures and forfeitures based on termination of employment.

Legal Contingencies

On May 18, 2011, the Company’s fishing vessel, F/V Sandy Point, was involved in a collision with a commercial cargo vessel, Eurus London. As a result of the collision, the Company’s vessel sank and three Company crew members died. The Company has filed a limitation action under maritime law to limit its potential liability for the incident to $50,000, the value of the sunken vessel, in the U.S. District Court for the Southern District of Mississippi. Representatives of the three deceased crewmembers have filed lawsuits against the Company alleging damages under various theories of liability. Any claims arising from the incident are expected to be covered by the Company’s insurance program, subject to customary deductibles, which are not expected to have a material adverse effect on the Company’s business, financial results or results of operations.

In conjunction with the sinking of the vessel, the Company recorded a net insurance receivable of approximately $5.3 million related primarily to costs expended salvaging the sunken vessel from the Mississippi ship channel and other claims and a net receivable of $1.8 million related to the insurance value of the vessel. The $1.8 million receivable related to the vessel value was received in August 2011 and $2.5 million related to the salvage of the vessel was received during the fourth quarter of 2011 from the Company’s primary insurance carrier. As of December 31, 2011, the Company has an insurance receivable of approximately $2.8 million related to salvaging costs and other claims.

In March 2010, the Company was named as one of the defendants in a lawsuit filed in the Superior Court of the State of California, County of San Francisco, by Chris Manthey, Benson Chiles and Mateel Environmental Justice Foundation (the “Proposition 65 Matter”). The other defendants in the lawsuit are CVS Pharmacy, Inc., General Nutrition Corporation, NOW Health Group, Inc., Pharmavite LLC, Rite Aid Corporation, Solgar, Inc., and Twinlab Corporation. Mateel Environmental Justice Foundation later dismissed all of its claims in the lawsuit. The plaintiffs allege that fish oil dietary supplements produced by the defendants do not have adequate warnings regarding possible exposure to polychlorinated biphenyls (PCBs) as required by Proposition 65 under California law, and request that the court grant injunctive relief and award monetary civil penalties. The Company’s total fish oil supplement sales in the State of California since inception have been immaterial. The Company believes that its products comply fully with federal law promulgated by the U.S. Food & Drug Administration, standards of the European Commission and state law, including California, and intends to vigorously defend the lawsuit. The Company does not believe that the resolution of this lawsuit will have a material adverse effect on the Company’s results of operations, cash flows or financial position. During 2011, the Company expensed approximately $0.4 million related to this lawsuit and as of December 31, 2011, has a $0.2 million reserve.

Insurance

The Company believes its insurance coverage to be in such form, against such risks, for such amounts and subject to such deductibles and self-retentions as are generally prudent for its operations but the securing of such coverage by necessity requires judgment in the balancing of retained risk and the cost effectiveness of such insurance programs. In recent years, for example, the Company has elected to increase its deductibles and self-retentions in order to manage rising insurance premium costs. These higher deductibles and self-retentions will expose the Company to greater risk of loss if future claims occur.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Insurance coverage may not be available in the future at current costs or on what the Company considers to be commercially reasonable terms. Furthermore, any insurance proceeds received for any loss of, or damage to, any of the Company’s facilities may not be sufficient to restore the loss or damage without negative impact on our results of our business, financial condition or results of operations. In addition, should a Company insurer become insolvent, the Company would be responsible for payment of all outstanding claims associated with that insurer’s policies.

Regulatory Matters

The Company is subject to various possible claims and lawsuits regarding environmental matters. Management believes that costs, if any, related to these matters will not have a material adverse effect on the results of operations, cash flows or financial position of the Company.

In April 2010, the Company received a request for information pursuant to Section 308 of the Federal Water Pollution Control Act (Clean Water Act) from Region 3 of the United States Environmental Protection Agency (the “EPA”) concerning the Company’s wastewater practices used in its fishing operations at its Reedville, Virginia facility. The Company responded to the request. The Company cannot predict the outcome of the EPA’s review.

In February 2011, the United States Coast Guard conducted inspections of the vessels at the Company’s Reedville, Virginia facility regarding the vessels’ bilge water discharge practices. Based on the results of those inspections and subsequent communications with the Coast Guard, the Company conducted a survey of its Reedville, Virginia fishing fleet to determine compliance with applicable laws and regulations. Following the completion of certain improvements and repairs, the Coast Guard inspected the vessels and all but two were approved for full operations prior to the beginning of the 2011 Atlantic fishing season. The other two vessels were approved for full operations shortly after the beginning of the fishing season and the delay did not materially impact the fleet’s Atlantic fishing operations.

The Company spent approximately $3.0 million to make the above improvements and repairs to the Reedville fleet. The Company is evaluating the vessels in its Gulf fleet based on the review of its Reedville vessels. Based on the results of that evaluation, it is likely that the Company will incur additional costs to make improvements and repairs to its Gulf fleet.

The Company has been advised that the U.S. Attorney’s Office for the Eastern District of Virginia is reviewing both the results of the Coast Guard’s inspection of the Reedville fleet and the EPA request for information, and is currently evaluating whether any civil or criminal enforcement action is warranted. It is possible that the result of that review could have an adverse effect on the Company’s business, results of operations or financial condition. During 2011, the Company expensed approximately $0.5 million related to this lawsuit and as of December 31, 2011, has a $0.3 million reserve.

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

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

NOTE 19. RELATED PARTY TRANSACTIONS

On September 9, 2011, the Company acquired all of the outstanding equity of InCon Processing, L.L.C., (“InCon”), a Delaware limited liability company, in a cash transaction pursuant to the terms of an equity purchase agreement. The equity of InCon was indirectly held by four individuals (the “Sellers”), three of whom continue to be employed by InCon and manage InCon’s business. As of December 31, 2011, the Company has a receivable from the Sellers of $0.2 million related to post closing working capital adjustments.

The Sellers own and operate privately held businesses with which InCon continues to provide toll distillation services and pilot plant runs, primarily InCon Process Systems and InCon Industries. The services for these related party transactions are generally invoiced at prevailing market prices. From the acquisition date on September 9, 2011 through December 31, 2011, InCon recorded revenue of $0.2 million from these related parties.

NOTE 20. INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates primarily within one industry segment, menhaden fishing, for the production and sale of fish meal, fish solubles and fish oil. Export sales of fish oil and fish meal were approximately $154 million, $85 million, and $81 million in 2011, 2010, and 2009, respectively. Such sales were made primarily to Asian, European and Canadian markets. In 2011, the Company’s two largest customers accounted for sales of approximately $36.1 million and $34.4 million. For 2010 and 2009, sales to the largest customer were approximately $20.6 million and $17.7 million, respectively. This customer was the same for 2010 and 2009, but different from the two largest customers in 2011. Sales for Cyvex Nutrition, Inc., the Company’s wholly owned subsidiary, were approximately $13.1 million for the year ended December 31, 2011. Sales for InCon Processing, L.L.C., acquired by the Company on September 9, 2011, were approximately $1.2 million for the period from September 9, 2011 through December 31, 2011. Sales for both subsidiaries are included in the Company’s consolidated 2011 revenue figures and percentages presented below.

The following table shows the geographical distribution of revenues (in thousands) based on location of customers:

	Years Ended December 31,
	2011		2010		2009
	Revenues	Percent	Revenues	Percent	Revenues	Percent
U.S.	$80,916	34.4%	$83,101	49.5%	$83,749	50.8%
Mexico	800	0.3	8,040	4.8	989	0.6
Europe	28,344	12.1	19,610	11.7	19,454	11.8
Canada	14,443	6.1	13,404	8.0	10,551	6.4
Asia (1)	106,813	45.4	40,199	24.0	48,139	29.2
South & Central America	3,740	1.6	3,350	2.0	1,979	1.2
Other	164	0.1	—	—	—	—

Total	$235,220	100.0%	$167,704	100.0%	$164,861	100.0%

(1)	Of this balance, China comprised approximately $95.9 million, $27.0 million and $41.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth the Company’s revenues by product (in millions) and the approximate percentage of total revenues represented thereby, for the indicated periods:

	Years Ended December 31,
	2011		2010		2009
	Revenues	Percent	Revenues	Percent	Revenues	Percent
Fish Meal	$161.3	68.6%	$115.3	68.7%	$116.5	70.6%
Fish Oil	38.5	16.4	33.1	19.7	25.7	15.6
Refined Fish Oil	15.4	6.5	13.7	8.2	16.8	10.2
Fish Solubles	4.8	2.0	5.3	3.2	5.8	3.5
Dietary Supplement Ingredients	13.1	5.6	0.2	0.1	—	—
Other	2.1	0.9	0.1	0.1	0.1	0.1

Total	$235.2	100.0%	$167.7	100.0%	$164.9	100.0%

NOTE 21. FAIR VALUE DISCLOSURES

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

The carrying amounts of cash and cash equivalents, accounts receivables, accounts payable, and accrued expenses approximate fair value because of the short maturity of these items. For non-financial assets, such as goodwill, carrying values are compared to fair value on an annual basis as required by impairment standards and the carrying value is reduced when determined necessary as a result of impairment testing. At December 31, 2011, the Company had no borrowings under its bank credit facility except for $3.3 million in letters of credit support obligations.

The carrying values and respective fair values of the Company’s long-term debt are presented below (in thousands). The fair value of the Company’s long-term debt is estimated based on the quoted market prices available to the Company for issuance of similar debt with similar terms at year end 2011.

	Years Ended December 31,
	2011	2010
Long-term Debt:
Carrying Value	$30,294	$33,301
Estimated Fair Value	$33,381	$34,631

FASB ASC 820-10 defines fair value, provides a consistent framework for measuring fair value under accounting principles generally accepted in the United States and expands fair value financial statement

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The following tables set forth by level within the fair value hierarchy the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2011 and December 31, 2010. As required by FASB ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	December 31, 2011
	Fair Value Measurements Using			Assets (Liabilities) at Fair Value
	Level 1	Level 2	Level 3
Assets (Liabilities) (in thousands)

Energy swap liability	$—	$(647)	$—	$(647)
Interest rate swap liability	—	—	(103)	(103)

Total Assets (Liabilities)	$—	$(647)	$(103)	$(750)

	December 31, 2010
	Fair Value Measurements Using			Assets (Liabilities) at Fair Value
	Level 1	Level 2	Level 3
Assets (Liabilities) (in thousands)

Energy swap asset	$—	$766	$—	$766
Interest rate swap liability	—	—	(721)	(721)

Total Assets (Liabilities)	$—	$766	$(721)	$45

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

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The fair value of the diesel, Bunker C fuel oil and natural gas energy swaps is derived from the underlying market price of similar instruments at a specific valuation date. The underlying market price for the diesel and natural gas swaps is based upon the NYMEX Futures Curve. The underlying market price for the Bunker C fuel oil swaps is based upon the Platts Forward Curve HP 1.0%. These methods rely upon quoted prices for similar instruments in active markets. When such inputs have a significant impact on the measurement of fair value, the instrument is categorized in Level 2.

The following table provides a reconciliation of all assets and (liabilities) measured at fair value on a recurring basis which use Level 3 or significant unobservable inputs or significant value drivers for the years ended December 31, 2011 and 2010 (in thousands). There have been no transfers between the hierarchy levels for the periods presented.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3 Inputs) Year Ended December 31,
	2011	2010
Beginning Balance	$(721)	$(1,251)
Net loss reclassified into interest expense related to interest rate swap transactions unrealized	(23)	(391)
Net change associated with current period interest rate swap transactions realized	641	921

Ending Balance	$(103)	$(721)

NOTE 22. SHAREHOLDER RIGHTS PLAN

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

In the event that the Company is merged and its Common Stock is exchanged or converted, or if 50% or more of the Company’s assets or earnings power is sold or transferred, the Rights “flip over” and entitle the holders to buy shares of the acquirer’s common stock at a 50% discount. A tender or exchange offer for all outstanding shares of the Company’s Common Stock at a price and on terms determined to be fair and otherwise in the best interests of the Company and its shareholders by a majority of the Company’s independent directors will not trigger either the “flip-in” or “flip-over” provisions.

The Rights may be redeemed by the Company for $0.01 per right at any time until ten days following the first public announcement that an acquirer has acquired the level of ownership that triggers the Rights Plan. The Rights extend for 10 years and will expire on June 30, 2020.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 23. QUARTERLY FINANCIAL DATA (UNAUDITED)

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

	Quarters Ended 2011
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
	(in thousands, except per share amounts)
Revenues (1)	$56,402	$44,230	$71,741	$62,847
Gross profit (1)	15,693	14,743	13,426	10,812
Operating income (1) (4) (5)	10,375	35,973	7,148	863
Net income (1) (5)	5,954	22,905	4,735	563
Earnings per share (2):
Basic	0.32	1.18	0.24	0.03
Diluted	0.30	1.14	0.24	0.03

	Quarters Ended 2010
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
	(in thousands, except per share amounts)

Revenues (1)	$32,272	$36,285	$56,014	$43,133
Gross profit (1) (3)	5,970	8,868	15,272	19,075
Operating income (1)	2,269	3,792	11,856	13,139
Net income (1)	979	1,983	6,970	8,327
Earnings per share (2):
Basic	0.05	0.11	0.37	0.44
Diluted	0.05	0.11	0.37	0.44

(1)	Revenues, gross profit, operating income, and net income (loss) are rounded to thousands each quarter. Therefore, the sum of the quarterly amounts may not equal the annual amounts reported.
(2)	Earnings per share are computed independently for each quarter and the full year based upon respective average shares outstanding. Therefore, the sum of the quarterly earnings per share amounts may not equal the annual amounts reported.
(3)	Gross profit as a percentage of revenues for the quarter ended December 31, 2010 increased substantially as compared to the previous three quarters of 2010. This increase was due to greater than anticipated inventory production after September 30, 2010. As a result, standard cost for 2010 inventory, for which sales commenced largely in the third quarter of 2010, was decreased and all previous sales of 2010 inventory production were adjusted during the quarter ended December 31, 2010. The impact of the change in standard cost to the quarter ended December 31, 2010 was estimated to be approximately $4 million.
(4)	Operating income for the fourth quarter of 2011, as compared to the first three quarter of 2011, was adversely impacted by increased general and administrative expenses as well as an increased loss on disposal of assets. The increase in general and administrative expenses is mainly attributable to increased employee compensation cost and legal expenses related to 2 separate contingencies. The increase in loss on disposal of assets relates to the write off of the Company’s experimental catamaran style vessel which was written down to its net realizable value during the fourth quarter when it was decided that the vessel would not operate on a forward going basis.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(5)	Operating income for the quarter ending June 30, 2011 included $26.2 million of pre-tax final settlements with the Gulf Coast Claims Facility (GCCF) related to the 2010 Gulf of Mexico oil spill disaster and $0.8 million of pre-tax settlements with the Company’s former insurance broker related to 2005 hurricane activity.

The Company’s menhaden harvesting and processing business is seasonal in nature. Omega Protein generally has higher sales during the menhaden harvesting season (which includes the second and third quarter of each fiscal year) due to increased product availability, but prices during the fishing season tend to be lower than during the off-season. Additionally, due to differences in gross profit margins for Omega Protein’s various products, any variation in the mix of product sales between quarters may result in significant variations of total gross profit margins. As a result, the Company’s quarterly operating results have fluctuated in the past and may fluctuate in the future. In addition, from time to time Omega Protein defers sales of inventory based on worldwide prices for competing products that affect prices for its products, which may affect comparable period comparisons.

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

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2011. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material affect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 based upon criteria in a report entitled “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment and those criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein. (See Item 8. Financial Statements and Supplementary Data.)

OMEGA PROTEIN CORPORATION

The business we acquired during 2011, InCon Processing, L.L.C. on September 9, 2011, was excluded from the scope of our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011. This business constituted 0.5% of our total revenues for 2011 and 2.7% of our total tangible assets (3.4% of our total assets) as of December 31, 2011.

(c) Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Pursuant to General Instruction G of Form 10-K, the information called for by Item 10 of Part III of Form 10-K is incorporated by reference to the information set forth in the Company’s definitive proxy statement relating to its 2012 Annual Meeting of Stockholders (the “2012 Proxy Statement”) to be filed pursuant to Regulation 14A under the Exchange Act, in response to Items 401, 405 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K under the Securities Act of 1933 and the Exchange Act (“Regulation S-K”). Reference is also made to the information appearing in Item 1 of Part I of this Annual Report on Form 10-K under the caption “Business and Properties - Executive Officers of the Registrant.”

The Company’s Code of Business Conduct and Ethics applies to all employees, officers and directors of the Company. The Code meets the requirements of a “code of ethics” as defined by Item 406 of Regulation S-K, and applies to the Company’s Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer (who is also the Company’s Controller) as well as all other employees, as indicated above. The Code of Business Conduct and Ethics also meets the requirements of a code of business conduct and ethics under NYSE listing standards.

In addition to the above Code, the Company has adopted a Code of Ethics for Financial Professionals which applies to the Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Controller and all other Company professionals worldwide serving in a finance, accounting, treasury, tax or investor relations role.

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

Pursuant to General Instruction G of Form 10-K, the information called for by Item 11 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2012 Proxy Statement in response to Items 402 and 407(e)(4) and (e)(5) of Regulation S-K.

OMEGA PROTEIN CORPORATION

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Pursuant to General Instruction G of Form 10-K, the information called for by Item 12 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2012 Proxy Statement in response to Items 201(d) and 403 of Regulation S-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Pursuant to General Instruction G of Form 10-K, the information called for by Item 13 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2012 Proxy Statement in response to Items 404 and 407(a) of Regulation S-K.

Item 14.	Principal Accounting Fees and Services.

Pursuant to General Instruction G of Form 10-K, the information called for by Item 14 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2012 Proxy Statement in response to Item 9(e) of Schedule 14A.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) (1)	The Company’s consolidated financial statements listed below have been filed as part of this report:
Report of Independent Registered Public Accounting Firm
Consolidated balance sheets as of December 31, 2011 and 2010
Consolidated statements of operations for the years ended December 31, 2011, 2010 and 2009
Consolidated statements of cash flows for the years ended December 31, 2011, 2010 and 2009
Consolidated statements of stockholders’ equity for the years ended December 31, 2011, 2010 and 2009
Notes to consolidated financial statements

(a) (2)	Financial Statement Schedule

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Costs and Expenses		Deductions		Balance at End of Period
December 31, 2009:
Allowance for doubtful accounts (A)	$2,140,238	$48,000		$1,841,855	(B)	$346,383
December 31, 2010:
Allowance for doubtful accounts (A)	$346,383	$98,000	(C)	$73,043		$371,340
December 31, 2011:
Allowance for doubtful accounts (A)	$371,340	$81,000	(D)	$159,279	(E)	$293,061

(A)	Includes allowance for doubtful accounts receivable and insurance receivable.
(B)	Allowance for Doubtful Accounts – uncollectible accounts written off. During 2009, a fully reserved insurance receivable of $1.8 million was written off.
(C)	During 2010, the acquisition of Cyvex added an additional $50,000 to the allowance for doubtful accounts.
(D)	During 2011, the acquisition of InCon added an additional $33,000 to the allowance for doubtful accounts.
(E)	During 2011, a fully reserved insurance receivable of $0.2 million was written off.

OMEGA PROTEIN CORPORATION

(a) (3) Exhibits

2.1*	—	Agreement and Plan of Merger between Marine Genetics, Inc. and Omega Protein Corporation (“Omega” or the “Company”) (Exhibit 2.1 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

3.1*	—	Articles of Incorporation of Omega (Exhibit 3.1 to Omega Registration Statement on Form S-1[Registration No. 333-44967])

3.2*	—	By-Laws of Omega (Exhibit 3.2 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

4.1*	—	Form of Common Stock Certificate (Citizen) (Exhibit 4.1 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

4.2*	—	Form of Common Stock Certificate (Non-Citizen) (Exhibit 4.2 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

4.3*	—	Rights Agreement dated as of June 30, 2010 between Omega Protein Corporation and American Stock Transfer & Trust Company, LLC, as Rights Agent, which includes as Exhibit A the form of Certificate of Designations of Series A Junior Participating Preferred Stock setting forth the terms of the Preferred Stock, as Exhibit B the form of Rights Certificate and as Exhibit C the Summary of Rights to Purchase Preferred Stock. Pursuant to the Rights Agreement, Rights Certificates will not be mailed until after the Distribution Date (as defined in the Rights Agreement) (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on July 1, 2010).

10.1*†	—	Form of Amended and Restated Indemnification Agreement for all Officers and Directors (Exhibit 10.1 to Omega Quarterly Report on Form 10-Q for quarter ended June 30, 2003)

10.2*†	—	Omega Protein Corporation 2000 Long-Term Incentive Plan (Appendix A to Omega Proxy Statement on Schedule 14A dated May 3, 2000)

10.3*†	—	Omega Protein Corporation 2006 Incentive Plan (Appendix A to Omega Proxy Statement on Schedule 14A dated April 26, 2006)

10.4*†	—	Omega Protein Corporation Annual Incentive Compensation Plan dated April 8, 1998 (Exhibit 10.11 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)

10.5*†	—	Omega Protein, Inc. Executive Medical Plan dated August 1993 (Exhibit 10.16 to Omega Annual Report on Form 10-K for the year ended December 31, 2002)

10.6*†	—	Form of Insurance Policy Issuable under the Omega Protein Supplemental Executive Medical Reimbursement Plan (Exhibit 10.1 to Company Current Report on Form 8-K filed with the SEC on May 29, 2007).

10.7*	—	Lease dated July 1, 1992 with Ardoin Limited Partnership (Exhibit 10.12 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.8*	—	Amendment One Lease Extension dated February 22, 2006 to Lease Agreement dated July 1, 2002 between the Ardoin Limited Partnership and Omega Protein, Inc. (formerly known as Zapata Haynie Corporation) (Exhibit 10.1 to Omega Current Report on Form 8-K filed February 28, 2006).

10.9*	—	Lease Agreement dated November 25, 1997 with O. W. Burton, Jr., individually and as trustee of the Trust of Anna Burton (Exhibit 10.13 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

OMEGA PROTEIN CORPORATION

10.10*	—	Commercial Lease Agreement dated January 1, 1971 with Purvis Theall and Ethlyn Cessac (Exhibit 10.15 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.11*	—	Lease Agreement dated January 4, 1994 with the City of Abbeville, Louisiana (Exhibit 10.16 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.12*	—	Lease Agreement between Beltway/290 Investors, L.P. and Omega Protein, Inc., dated as of March 22, 2006 (Exhibit 10.1 to Omega Current Report on Form 8-K filed March 28, 2006)

10.13*	—	Lease Guaranty Agreement dated as of March 22, 2006 of Omega Protein Corporation (Exhibit 10.2 to Omega Current Report on Form 8-K filed March 28, 2006)

10.14*	—	Lease Amendment and Option to Purchase, effective as of August 1, 2006, between Ivy and Dola Richard and Omega Protein, Inc. (Exhibit 10.1 to Omega Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)

10.15*	—	United States Guaranteed Promissory Note dated March 31, 1993 in favor of Bear, Stearns Securities Corporation (Exhibit 10.20 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.16*	—	Amendment to No. 1 to Promissory Note dated March 31, 1993 to the United States of America pursuant to the provisions of Title XI of the Marine Act of 1936 in favor of Bear, Stearns Securities Corporation (Exhibit 10.21 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.17*	—	Amendment to No. 1 to First Preferred Ship Mortgage dated March 31, 1993 to the United States of America (Exhibit 10.22 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.18*	—	Supplement No. 5 to First Preferred Fleet Mortgage dated March 31, 1993 in favor of Chemical Bank, as Trustee (Exhibit 10.23 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.19*	—	Amendment No. 1 to Guaranty Deed of Trust dated March 31, 1993 for the benefit of the United States of America (Exhibit 10.24 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.20*	—	Supplement No. 2 to Security Agreement dated March 31, 1993 in favor of the United States of America (Exhibit 10.25 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.21*	—	Indemnity Agreement Regarding Hazardous Materials dated March 31, 1993 in favor of the United States of America (Exhibit 10.26 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.22*	—	United States Guaranteed Promissory Note dated September 27, 1994 in favor of Sun Bank of Tampa Bay (Exhibit 10.27 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.23*	—	Promissory Note to the United States of America dated September 27, 1994 pursuant to the provisions of Title XI of the Marine Act of 1936 in favor of Sun Bank of Tampa Bay (Exhibit 10.28 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.24*	—	First Preferred Ship Mortgage dated September 27, 1994 to the United States of America (Exhibit 10.29 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.25*	—	Collateral Mortgage and Collateral Assignment of Lease dated September 27, 1994 in favor of the United States of America (Exhibit 10.30 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

OMEGA PROTEIN CORPORATION

10.26*	—	Collateral Mortgage Note dated September 27, 1994 in favor of the United States of America (Exhibit 10.31 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.27*	—	Collateral Pledge Agreement dated September 27, 1994 in favor of the United States of America (Exhibit 10.32 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.28*	—	Guaranty Agreement dated September 27, 1994 in favor of the United States of America (Exhibit 10.33 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.29*	—	Title XI Financial Agreement dated September 27, 1994 with the United States of America (Exhibit 10.34 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.30*	—	Security Agreement dated September 27, 1994 in favor of the United States of America (Exhibit 10.35 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.31*	—	United States Guaranteed Promissory Note dated October 30, 1996 in favor of Coastal Securities (Exhibit 10.36 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.32*	—	Promissory Note to the United States of America dated October 30, 1996, pursuant to the provisions of Title XI of the Marine Act of 1936, in favor of Coastal Securities (Exhibit 10.37 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.33*	—	Guaranty Agreement dated October 30, 1996 in favor of the United States of America (Exhibit 10.38 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.34*	—	Title XI Financial Agreement dated October 30, 1996 with the United States of America (Exhibit 10.39 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.35*	—	Certification and Indemnification Agreement Regarding Environmental Matters dated October 30, 1996 in favor of the United States of America (Exhibit 10.40 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.36*	—	Deed of Trust dated October 30, 1996 for the benefit of the United States of America (Exhibit 10.41 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.37*	—	Deed of Trust dated December 20, 1999 for the benefit of the United States of America (Exhibit 10.45 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)

10.38*	—	Promissory Notes to the United States of America dated December 20, 1999, pursuant to the provisions of Title XI of the Marine Act of 1936, in favor of Hibernia National Bank (Exhibit 10.46 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)

10.39*	—	Security Agreement dated December 20, 1999 in favor of the United Stated of America (Exhibit 10.47 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)

10.40*	—	Title XI Financial Agreement dated December 20, 1999 with the United States of America (Exhibit 10.48 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)

10.41*	—	Guaranty Agreement dated December 20, 1999 in favor of the United States of America (Exhibit 10.49 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)

10.42*	—	Certification and Indemnification Agreement Regarding Environmental Matters dated December 20, 1999 in favor of the United States of America (Exhibit 10.50 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)

10.43*	—	Preferred Ship Mortgages dated December 20, 1999 in favor of the United States of America (Exhibit 10.51 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)

OMEGA PROTEIN CORPORATION

10.44*	—	Deed of Trust dated October 19, 2001 for the benefit of the United States of America (Exhibit 10.52 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)

10.45*	—	Promissory Note to the United States of America dated October 19, 2001, pursuant to the provisions of Title XI of the Marine Act of 1936, in favor of Hibernia National Bank (Exhibit 10.53 to Omega Annual Report on Form 10-K for year ended December 31, 2001)

10.46*	—	Security Agreement dated October 19, 2001 in favor of the United States of America (Exhibit 10.54 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)

10.47*	—	Title XI Financial Agreement dated October 19, 2001 with the United States of America (Exhibit 10.55 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)

10.48*	—	Guaranty Agreement dated October 19, 2001 in favor of the United States of America (Exhibit 10.56 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)

10.49*	—	Certification and Indemnification Agreement Regarding Environmental Matters dated October 19, 2001 in favor of the United States of America (Exhibit 10.57 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)

10.50*	—	Preferred Ship Mortgages dated October 19, 2001 in favor of the United States of America (Exhibit 10.58 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)

10.51*†	—	Amended and Restated Employment Agreement between Omega Protein Corporation and Joseph L. von Rosenberg III dated as of January 1, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on January 4, 2012).

10.52*†	—	Employment Agreement between Omega Protein Corporation and Bret Scholtes dated as of January 1, 2012 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on January 4, 2012).

10.53*†	—	Employment Agreement between Omega Protein Corporation and Andrew Johannesen dated as of January 1, 2012 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on January 4, 2012).

10.54*†	—	Amended and Restated Executive Employment Agreement dated as of December 31, 2007 between John D. Held and Omega Protein Corporation (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on January 3, 2008).

10.55*†	—	First Amendment to the Amended and Restated Executive Employment Agreement dated as of December 3, 2008, between John D. Held and Omega Protein Corporation (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 8, 2008).

10.56*†	—	Employment Agreement between Omega Protein Corporation and Dr. Mark Griffin dated as of January 1, 2012 (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed with the SEC on January 4, 2012).

10.57*†	—	Employment Agreement dated February 3, 2009 between the Company and Joseph E. Kadi (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 5, 2009).

10.58*†	—	Amendment to Letter Agreement dated October 21, 2009, between Omega Protein Corporation and Joseph E. Kadi (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed with the SEC on October 23, 2009).

OMEGA PROTEIN CORPORATION

10.59†*	—	Form of Stock Option Agreement under the 1998 Long-Term Incentive Plan (Exhibit 10.66 to Omega Annual Report on Form 10-K for the year ended December 31, 2005)

10.60†*	—	Form of Stock Option Agreement for Employees under the 2000 Long-Term Incentive Plan (Exhibit 10.67 to Omega Annual Report on Form 10-K for the year ended December 31, 2005)

10.61†*	—	Form of Stock Option Agreement for Senior Management under the 2000 Long-Term Incentive Plan (Exhibit 10.68 to Omega Annual Report on Form 10-K for the year ended December 31, 2005)

10.62†*	—	Form of Stock Option Agreement for Independent Directors under the 2000 Long-Term Incentive Plan (Exhibit 10.69 to Omega Annual Report on Form 10-K for the year ended December 31, 2005)

10.63†*	—	Form of Stock Option Agreement dated June 7, 2006 for each Independent Director (Exhibit 10.1 to Omega Current Report on Form 8-K filed June 9, 2006)

10.64*	—	Deed of Trust dated December 29, 2003 for the benefit of the United States of America (Exhibit 10.65 to Omega Annual Report on Form 10-K for year ended December 31, 2003)

10.65*	—	Promissory Note to the United States of America dated December 29, 2003 (Exhibit 10.66 to Omega Annual Report on Form 10-K for year ended December 31, 2003)

10.66*	—	Security Agreement dated December 29, 2003 in favor of the United States of America (Exhibit 10.67 to Omega Annual Report on Form 10-K for year ended December 31, 2003)

10.67*	—	Title XI Financial Agreement dated December 29, 2003 with the United States of America (Exhibit 10.68 to Omega Protein Annual Report on Form 10-K for year ended December 31, 2003)

10.68*	—	Guaranty Agreement dated December 29, 2003 in favor of the United States of America (Exhibit 10.69 to Omega Protein Annual Report on Form 10-K for year ended December 31, 2003)

10.69*	—	Certification and Indemnification Agreement Regarding Environmental Matters dated December 29, 2003 in favor of the United States of America (Exhibit 10.70 to Omega Protein Annual Report on Form 10-K for year ended December 31, 2003)

10.70*	—	Preferred Ship Mortgages dated December 29, 2003 in favor of the United States of America (Exhibit 10.71 to Omega Protein Annual Report on Form 10-K for year ended December 31, 2003)

10.71*	—	Lease Agreement between BMC Software Texas, L.P. and Omega Protein Corporation dated as of August 18, 2005 (Exhibit 10.1 to Omega Protein Current Report on Form 8-K dated August 17, 2005)

10.72*	—	First Amendment to Lease Agreement between BMC Software Texas, L.P. and Omega dated as of September 15, 2005 (Exhibit 10.1 to Omega Current Report on Form 8-K dated September 15, 2005)

10.73*	—	Deed of Trust dated October 17, 2005 for the benefit of the United States of America (Exhibit 10.1 to Omega Current Report on Form 8-K dated October 17, 2005)

10.74*	—	Promissory Note to the United States of America Dated October 17, 2005 (Exhibit 10.2 to Omega Current Report on Form 8-K dated October 17, 2005)

10.75*	—	Security Agreement dated October 17, 2005 in favor of the United States of America (Exhibit 10.3 to Omega Current Report on Form 8-K dated October 17, 2005)

10.76*	—	Title XI Financial Agreement dated October 17, 2005 with the United States of America (Exhibit 10.4 to Omega Current Report on Form 8-K dated October 17, 2005)

10.77*	—	Guaranty Agreement dated October 17, 2005 in favor of the United States of America (Exhibit 10.5 to Omega Current Report on Form 8-K dated October 17, 2005)

OMEGA PROTEIN CORPORATION

10.78*	—	Certification and Indemnification Agreement Regarding Environmental Matters dated October 17, 2005 in favor of the United States of America (Exhibit 10.6 to Omega Current Report on Form 8-K dated October 17, 2005)

10.79*	—	Preferred Ship Mortgages dated October 17, 2005 in favor of the United States of America (Exhibit 10.7 to Omega Current Report on Form 8-K dated October 17, 2005)

10.80*	—	Approval Letter dated as of December 1, 2005 and executed on December 6, 2005 by Omega Protein, Inc., the Company and United States Department of Commerce, Acting by National Oceanic and Atmospheric Administration, National Marine Fisheries Service (Exhibit 10.1 to Omega Current Report on Form 8-K dated December 6, 2005)

10.81*	—	Deed of Trust dated March 6, 2007 for the benefit of the United States of America (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2007).

10.82*	—	Mortgage and Assignment of Leases dated March 7, 2007 in favor of the United States of America (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2007).

10.83*	—	Promissory Note to the United States of America dated March 7, 2007 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2007).

10.84*	—	Security Agreement dated March 7, 2007 in favor of the United States of America (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2007).

10.85*	—	Title XI Financial Agreement dated March 7, 2007 with the United States of America (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2007).

10.86*	—	Guaranty Agreement dated March 7, 2007 in favor of the United States of America (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2007).

10.87*	—	Certification and Indemnification Agreement Regarding Environmental Matters dated March 7, 2007 in favor of the United States of America (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2007).

10.88*	—	Preferred Ship Mortgage dated March 7, 2007 in favor of the United States of America (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2007).

10.89*	—	Loan Agreement dated as of October 21, 2009 by and among Omega Protein Corporation, Omega Protein, Inc., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 23, 2009).

10.90*	—	Revolving Note dated as of October 21, 2009 executed by Omega Protein Corporation and Omega Protein, Inc. and made payable to Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 23, 2009).

10.91*	—	Guaranty Agreement dated as of October 21, 2009 by Protein Finance Company, Omega International Marketing Company, Omega International Distribution Company, Omega Shipyard, Inc., and Protein Industries, Inc. in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on October 23, 2009).

OMEGA PROTEIN CORPORATION

10.92*	—	Security and Pledge Agreement dated as of October 21, 2009 among Omega Protein Corporation, Omega Protein, Inc., Protein Finance Company, Omega International Marketing Company, Omega International Distribution Company, Omega Shipyard, Inc., and Protein Industries, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on October 23, 2009).

10.93*	—	First Preferred Fleet Mortgage dated as of October 21, 2009 given by Omega Protein, Inc. to Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on October 23, 2009).

10.94*	—	Aircraft Security Agreement dated as of October 21, 2009 among Omega Protein Corporation, Omega Protein, Inc., Protein Finance Company, Omega International Marketing Company, Omega International Distribution Company, Omega Shipyard, Inc., and Protein Industries, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on October 23, 2009).

10.95*	—	Multiple Indebtedness Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated as of October 21, 2009 executed by Omega Protein, Inc., in favor of Wells Fargo Bank, National Association (St. Mary Parish, Louisiana) (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on October 23, 2009).

10.96*	—	Deed of Trust, Assignment of Lease and Rents, Security Agreement and Fixture Filing dated as of October 21, 2009 executed by Omega Protein, Inc., in favor of Victor N. Tekell, as Trustee, and Wells Fargo Bank, National Association (Jackson County, Mississippi) (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on October 23, 2009).

10.97*	—	Deed of Trust, Assignment of Lease and Rents, Security Agreement and Fixture Filing dated as of October 21, 2009 executed by Omega Protein, Inc., in favor of American Securities Company of Missouri, a Missouri corporation, as Trustee, and Wells Fargo Bank, National Association (City of St. Louis, Missouri) (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on October 23, 2009).

10.98*	—	Deed of Trust, Assignment of Lease and Rents, Security Agreement and Fixture Filing dated as of October 21, 2009 executed by Omega Protein, Inc., in favor of Richard Lowndes Burke and Jenny P. Jones, residents of Virginia, as Trustee, and Wells Fargo Bank, National Association (Northumberland County, Virginia) (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the SEC on October 23, 2009).

10.99*	—	Approval Letter dated as of November 5, 2009 by Omega Protein, Inc., Omega Protein Corporation and United States Department of Commerce, acting by National Oceanic and Atmospheric Administration, National Marine Fisheries Service (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on June 1, 2010).

10.100*	—	Correction Deed of Trust made by Omega Protein, Inc. dated March 11, 2010 for the benefit of the United States of America (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on June 1, 2010).

10.101*	—	Corrected Promissory Note of Omega Protein, Inc. to the United States of America dated May 25, 2010 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on June 1, 2010).

10.102*	—	Security Agreement dated March 9, 2010 between Omega Protein, Inc. and the United States of America (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed with the SEC on June 1, 2010).

OMEGA PROTEIN CORPORATION

10.103*	—	Title XI Financial Agreement dated May 25, 2010 between Omega Protein, Inc., Omega Protein Corporation and the United States of America (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed with the SEC on June 1, 2010).

10.104*	—	Guaranty Agreement dated May 25, 2010 of Omega Protein, Inc. in favor of the United States of America (incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed with the SEC on June 1, 2010).

10.105*	—	Certification and Indemnification Agreement Regarding Environmental Matters dated May 25, 2010 between Omega Protein, Inc. and the United States of America (incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K filed with the SEC on June 1, 2010).

10.106*	—	Preferred Ship Mortgage dated May 25, 2010 by Omega Protein, Inc., in favor of the United States of America (incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K filed with the SEC on June 1, 2010).

10.107*	—	Subordination Agreement dated March 11, 2010 between Wells Fargo Bank, N.A., and the United States of America (incorporated by reference to Exhibit 10.9 to the Company’s Form 8-K filed with the SEC on June 1, 2010).

10.108†*	—	Form of Stock Option Agreement dated December 1, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on December 6, 2010).

10.109†*	—	Separation Agreement and Release between the Company and Robert W. Stockton dated December 8, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on December 10, 2010).

10.110†*	—	Consulting Agreement between the Company and Robert W. Stockton dated December 8, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on December 10, 2010).

10.111*	—	Stock Purchase Agreement, dated as of December 16, 2010, by and between Omega Protein Corporation and Gilbert Gluck (incorporated by reference to Exhibit 10.17 to the Company’s Form 8-K filed with the SEC on December 10, 2010).

10.112†*	—	Equity Purchase Agreement, dated as of September 9, 2011, by and among Omega Protein Corporation, InCon Processing, LLC, InCon International, Inc. and the shareholders of InCon International, Inc (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on September 12, 2011).

10.113†*	—	Form of Form of Restricted Stock Agreement dated as of December 12, 2011, between Omega Protein Corporation and each of Bret D. Scholtes, John D. Held, Andrew C. Johannesen, Dr. Mark E. Griffin, Matthew Phillips, Gregory Toups and Joseph E. Kadi (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on December 16, 2011).

10.114†*	—	Restricted Stock Agreement for Bret D. Scholtes dated as of January 1, 2012 (incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed with the SEC on January 4, 2012).

21	—	Schedule of Subsidiaries

23.1	—	Consent of PricewaterhouseCoopers LLP

31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-15(e)/Rule 15d-15(e)

OMEGA PROTEIN CORPORATION

31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-15(e)/Rule 15d-15(e)

32.1	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

#101.INS	—	XBRL Instance Document.

#101.SCH	—	XBRL Taxonomy Extension Schema Document.

#101.PRE	—	XBRL Taxonomy Presentation Linkbase Document.

#101.LAB	—	XBRL Taxonomy Label Linkbase Document.

#101.CAL	—	XBRL Taxonomy Calculation Linkbase Document.

#101.DEF	—	XBRL Definition Linkbase Document.

*	Incorporated by reference
#	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under those Sections.
†	Management Contract or Compensatory Plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 15(b) of Form 10-K and Item 601 of Regulation S-K.

(b)	—Exhibits. See Item 15(a) (3) above.
(c)	—Financial Statement Schedules. See Item 15(a) (2) above.

OMEGA PROTEIN CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 8, 2012.

OMEGA PROTEIN CORPORATION (Registrant)

By:	/s/ Andrew C. Johannesen
Andrew C. Johannesen
Executive Vice President and
Chief Financial Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Bret D. Scholtes or Andrew C. Johannesen, or either of them, his or her true and lawful attorney’s in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, any and all capacities, to sign his or her name to the Company’s Form 10-K for the year ended December 31, 2011 and any or all amendments, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bret D. Scholtes Bret D. Scholtes	President and Chief Executive Officer	March 8, 2012

/s/ Andrew C. Johannesen Andrew C. Johannesen	Executive Vice President and Chief Financial Officer	March 8, 2012

/s/ Gregory P. Toups Gregory P. Toups	Vice President and Chief Accounting Officer	March 8, 2012

/s/ Joseph von Rosenberg III Joseph von Rosenberg III	Chairman of the Board	March 8, 2012

/s/ Gary L. Allee Gary L. Allee	Director	March 8, 2012

/s/ Gary R. Goodwin Gary R. Goodwin	Director	March 8, 2012

OMEGA PROTEIN CORPORATION

/s/ Paul M. Kearns Paul M. Kearns	Director	March 8, 2012

/s/ William E. M. Lands William E. M. Lands	Director	March 8, 2012

/s/ Harry O. Nicodemus IV Harry O. Nicodemus IV	Director	March 8, 2012

/s/ David A. Owen David A. Owen	Director	March 8, 2012

/s/ Jonathan Shepherd Jonathan Shepherd	Director	March 8, 2012