Form 10-Q
period 2012-03-31
OMEGA PROTEIN CORP
filed 2012-05-02
CIK 1053650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Number of shares outstanding of the Registrant's Common Stock, par value $0.01 per share, on April 27, 2012: 19,597,097.

OMEGA PROTEIN CORPORATION

OMEGA PROTEIN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

(Dollars in thousands)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements and Notes

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$46,666	$51,391
Receivables, net	24,122	16,788
Inventories	63,996	64,893
Deferred tax asset, net	2,222	1,784
Prepaid expenses and other current assets	2,627	2,238

Total current assets	139,633	137,094
Other assets, net	4,872	5,423
Property, plant and equipment, net	126,835	122,512
Goodwill and other intangible assets, net	12,720	12,801

Total assets	$284,060	$277,830

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$3,053	$2,992
Current portion of capital lease obligation	537	517
Accounts payable	4,785	3,779
Accrued liabilities	21,017	19,818

Total current liabilities	29,392	27,106
Long-term debt, net of current maturities	26,521	27,302
Capital lease obligation, net of current portion	129	268
Energy swap liability, net of current portion	171	113
Deferred tax liability, net	15,279	13,900
Pension liabilities, net	10,405	10,868
Other long-term liabilities	1,776	1,712

Total liabilities	83,673	81,269

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 authorized shares; none issued	—	—
Common Stock, $0.01 par value; 80,000,000 authorized shares; 19,603,851 and 19,568,851 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	194	194
Capital in excess of par value	125,835	124,817
Retained earnings	84,059	82,229
Accumulated other comprehensive loss	(9,701)	(10,679)

Total stockholders’ equity	200,387	196,561

Total liabilities and stockholders’ equity	$284,060	$277,830

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OMEGA PROTEIN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2012	2011
Revenues	$39,697	$56,402
Cost of sales	30,805	40,709

Gross profit	8,892	15,693
Selling, general, and administrative expense	5,518	4,851
Research and development expense	601	485
Other proceeds/gains resulting from natural disaster, net – 2005 storms	—	—
Gain on disposal of assets	(397)	(18)

Operating income	3,170	10,375
Interest income	7	18
Interest expense	(396)	(614)
Other expense, net	(86)	(60)

Income before income taxes	2,695	9,719
Provision for income taxes	865	3,765

Net income	1,830	5,954
Other comprehensive income (loss):
Energy swap adjustment, net of tax expense of $394 and $951, respectively	731	1,847
Pension benefits adjustment, net of tax expense of $133 and $100, respectively	247	194

Comprehensive income	$2,808	$7,995

Basic earnings per share	$0.09	$0.32

Weighted average common shares outstanding	19,595	18,879

Diluted earnings per share	$0.09	$0.30

Weighted average common shares and potential common share equivalents outstanding	20,075	19,565

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OMEGA PROTEIN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in thousands)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$1,830	$5,954
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,327	3,979
Other proceeds/gains resulting from natural disaster, net – 2005 storms	—	—
Gain on disposal of assets	(397)	(18)
Provisions for losses on receivables	12	12
Share based compensation	959	707
Deferred income taxes	547	859
Changes in assets and liabilities:
Receivables	(7,527)	(2,691)
Inventories	897	16,112
Prepaid expenses and other current assets	794	69
Other assets	532	(1,932)
Accounts payable	1,006	623
Accrued liabilities	1,199	3,838
Pension liability, net	(216)	(141)
Other long term liabilities	64	—

Net cash provided by operating activities	4,027	27,371

Cash flows from investing activities:
Proceeds from disposition of assets	493	103
Acquisition of InCon, purchase price adjustment	181	—
Acquisition of Cyvex, net of cash acquired	—	(2,086)
Capital expenditures	(8,316)	(3,408)

Net cash used in investing activities	(7,642)	(5,391)

Cash flows from financing activities:
Principal payments of long-term debt	(720)	(735)
Principal payments of capital lease obligation	(119)	(96)
Debt issuance costs	(330)	—
Proceeds from stock options exercised	47	2,385
Excess tax benefit of stock options exercised	12	1,545

Net cash (used in) provided by financing activities	(1,110)	3,099

Net (decrease) increase in cash and cash equivalents	(4,725)	25,079
Cash and cash equivalents at beginning of year	51,391	19,784

Cash and cash equivalents at end of period	$46,666	$44,863

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES SUMMARY OF OPERATIONS AND BASIS OF PRESENTATION

Business Description

Omega Protein Corporation (the “Company”) operates through four primary subsidiaries: Omega Protein, Inc., Omega Shipyard, Inc., Cyvex Nutrition, Inc. and InCon Processing, L.L.C. Omega Protein, Inc. (“Omega Protein”), which is the Company’s principal operating subsidiary, operates in the menhaden harvesting and processing business and is the successor to a business conducted since 1913. Omega Shipyard, Inc. (“Omega Shipyard”) owns and operates a drydock facility in Moss Point, Mississippi. Cyvex Nutrition, Inc. (“Cyvex”), founded in 1984 and acquired by the Company in December 2010, is located in Irvine, California and is an ingredient supplier in the nutraceutical industry. InCon Processing, L.L.C. (“InCon”), acquired by the Company in September 2011, is located in Batavia, Illinois and is a specialty toll processor that utilizes molecular distillation technology to concentrate a variety of compound products, including Omega-3 fish oils. The Company also has a number of other immaterial direct and indirect subsidiaries.

Omega Protein Corporation is a nutritional ingredient company and the nation's leading vertically integrated producer of Omega-3 fish oil and specialty fish meal products. Omega Protein produces and markets a variety of products produced from menhaden (a herring-like species of fish found in commercial quantities in the U.S. coastal waters of the Atlantic Ocean and Gulf of Mexico), including regular grade and value-added specialty fish meals, crude and refined fish oils and fish solubles. Omega Protein’s fish meal products are primarily used as a protein ingredient in animal feed for swine, aquaculture and household pets. Fish oil is utilized primarily for animal and aquaculture feeds, as well as additives to human food products and dietary supplements. Omega Protein’s fish solubles are sold primarily to livestock feed manufacturers, aquaculture feed manufacturers and for use as an organic fertilizer.

Omega Shipyard’s drydock facility is used to provide shoreside maintenance for Omega Protein’s fishing fleet and, subject to outside demand and excess capacity, occasionally for third-party vessels.

Cyvex is a premium, nutraceutical supplier to dietary supplement manufacturers that focus on human health and wellness.

InCon is a specialty toll processor that designs, pilots, synthesizes and purifies specialty chemical compounds, utilizing molecular distillation technology to concentrate a variety of compound products, including Omega-3 fish oils. See Note 2—Acquisition of InCon Processing, L.L.C. for additional information related to the Company’s acquisition of InCon.

Basis of Presentation

These interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally provided have been omitted. The interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011. The year end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

In the opinion of management the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the Company’s consolidated financial position as of March 31, 2012, and the results of its operations for the three month periods ended March 31, 2012 and 2011 and its cash flows for the three month periods ended March 31, 2012 and 2011. Operating results are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Gulf of Mexico Oil Spill Disaster

In 2010, the Company accounted for $18.7 million in payments received during September and October related to damages incurred from the Gulf of Mexico Oil Spill Disaster in its inventory and cost of sales. The payments partially reduced cost of sales by 11.4%, or $5.2 million, for the three months ended March 31, 2011. In April 2011, the Company agreed to a final settlement of all of its claims for costs and damages incurred as a result of the oil spill caused by the Deepwater Horizon explosion on April 20, 2010. For additional information, see Note 3 – Gulf of Mexico Oil Spill Disaster.

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

Any costs incurred during abnormal downtime related to activity at Omega Protein’s plants are charged to expense as incurred. Such costs were incurred and offset by proceeds received from the Gulf Coast Claims Facility (“GCCF”) during 2010 and 2011 as a consequence of the Deepwater Horizon explosion and the resulting oil spill in the Gulf of Mexico in April 2010. For additional information, see Note 3 – Gulf of Mexico Oil Spill Disaster.

Interest Rate Swap Agreements

The Company does not enter into financial instruments for trading or speculative purposes. In conjunction with a prior credit facility, the Company entered into interest rate swap agreements to manage its cash flow exposure to interest rate changes with notional amounts as indicated. As originally established, the swaps effectively converted all the Company’s variable rate debt under a term loan under a prior bank credit facility to a fixed rate, without exchanging the notional principal amounts. Prior to September 30, 2009, these agreements were designated as a cash flow hedge and reflected at fair value in the Company’s Consolidated Balance Sheet as a component of total liabilities, and the related gains or losses were deferred in stockholders’ equity as a component of accumulated other comprehensive loss.

In September and October 2009, the Company prepaid all of the borrowings outstanding under the Term Loan under its prior credit facility. As a consequence of this debt prepayment and refinancing, the Company determined that the forecasted interest payments associated with the interest rate swaps would not occur. As a result, hedge accounting relating to the interest rate swaps was discontinued and all amounts previously recognized in accumulated other comprehensive loss were reclassified to interest expense during 2009. As of December 31, 2011, the Company recorded a $103,100 liability to recognize the fair value of interest rate derivatives. The interest rate swap agreements matured at the end of March 2012 and are no longer outstanding.

Interest rate swap balances at December 31, 2011:

Date of Contract	Original Notional Amount	Notional Amounts as of December 31, 2011	Contracted Interest Rate	Total Liability as of December 31, 2011
April 4, 2007	$19,950,000	$6,483,750	5.16%	$71,600
February 7, 2008	10,237,500	3,412,500	3.36%	22,900
March 19, 2008	4,436,250	1,478,750	2.96%	8,600

		$11,375,000		$103,100

The total interest expense associated with the interest rate swap transactions for the three months ended March 31, 2012 and 2011 was $145 and $13,400, respectively.

Energy Swap Agreements

The Company does not enter into financial instruments for trading or speculative purposes. During 2012, 2011 and 2010, Omega Protein entered into energy swap agreements to manage portions of its cash flow exposure related to the volatility of natural gas, diesel and Bunker C fuel oil energy prices for its fish meal and fish oil production operations. The swaps effectively fix pricing for the quantities listed below during the consumption periods.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Energy swap balances at March 31, 2012:

Energy Swap	Consumption Period	Quantity	Price Per Unit	Energy Swap Asset/(Liability) as of March 31, 2012	Deferred Tax Asset/(Liability) as of March 31, 2012
Diesel—NYMEX Heating Oil Swap	May - November, 2012	2,779,000 Gallons	$2.87	$903,500	$(316,300)
Natural Gas—NYMEX Natural Gas Swap	April – October, 2012	529,769 MMBTUs	$3.97	(847,600)	296,700
Bunker C – No. 6 1.0% NY-Platts Swap	May - November, 2012	1,584,240 Gallons	$2.33	594,900	(208,200)
Natural Gas—NYMEX Natural Gas Swap	April – October, 2013	208,000 MMBTUs	$4.27	(171,000)	59,900

				$479,800	$(167,900)

Energy swap balances at December 31, 2011:

Energy Swap	Consumption Period	Quantity	Price Per Unit	Energy Swap Asset (Liability) as of December 31, 2011	Deferred Tax Asset (Liability) as of December 31, 2011
Diesel—NYMEX Heating Oil Swap	May - November, 2012	2,779,000 Gallons	$2.87	$(56,200)	$19,700
Natural Gas—NYMEX Natural Gas Swap	April – October, 2012	308,000 MMBTUs	$4.90	(507,000)	177,400
Bunker C – No. 6 1.0% NY-Platts Swap	May - November, 2012	1,584,240 Gallons	$2.33	29,700	(10,400)
Natural Gas—NYMEX Natural Gas Swap	April – October, 2013	104,000 MMBTUs	$5.00	(113,100)	39,600

				$(646,600)	$226,300

As of March 31, 2012 and December 31, 2011, Omega Protein has recorded a long-term liability of $171,000 and $113,100, respectively, net of the current portion included in prepaid expenses and other current assets (accrued liabilities) of $650,800 and ($533,500), respectively, to recognize the fair value of energy swap derivatives, and has also recorded a deferred tax (liability) asset of ($167,900) and $226,300, respectively, associated therewith. The effective portion of the change in fair value from inception to March 31, 2012 is recorded in “accumulated other comprehensive loss” in the Company’s consolidated financial statements. The following table illustrates the changes recorded, net of tax, in accumulated other comprehensive loss resulting from the energy swap agreements.

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Balance at January 1,	$(420)	$505
Net change associated with current period swap transactions, net of tax	731	1,847

Balance at March 31,	$311	$2,352

The $0.3 million reported in accumulated other comprehensive loss as of March 31, 2012 will be reclassified to the unallocated inventory cost pool in the period when the energy consumption takes place. The amount to be reclassified, net of taxes, during the next 12 months is expected to be approximately $0.4 million.

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

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss included in stockholders’ equity are as follows:

	March 31,	December 31,
	2012	2011
	(in thousands)
Fair Value of Energy Swaps, net of tax (expense) benefit of ($168) as of March 31, 2012 and $226 as of December 31, 2011.	$311	$(420)
Pension Benefits Adjustments, net of tax benefit of $5,391 as of March 31, 2012 and $5,524 as of December 31, 2011	(10,012)	(10,259)

Accumulated Other Comprehensive Loss	$(9,701)	$(10,679)

Recently Issued Accounting Standards

On December 16, 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities. The standard requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The amendments in this update will enhance disclosures required by U.S. GAAP by requiring improved information about financial instruments and derivative instruments to help reconcile differences in the offsetting requirements under U.S. GAAP and International Financial Reporting Standards (IFRS). The amendments are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company is evaluating the impact, if any, the adoption of this standard will have on its consolidated financial statements.

On September 15, 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment. The revised standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities the option of performing a qualitative assessment to determine whether further impairment testing is necessary. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. However, an entity can choose to early adopt even if its annual test date is before the issuance of the final standard, provided that the entity has not yet performed its 2011 annual impairment test or issued its financial statements. The Company’s adoption of FASB ASU No. 2011-08 effective January 1, 2012 did not have an impact on the Company’s consolidated results of operations, financial position and related disclosures.

On June 16, 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. The standard eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. An entity may present items of net income and other comprehensive income in one continuous statement, or in two separate, but consecutive statements. The change is intended to enhance comparability between entities that report under U.S. GAAP and those that report under International Financial Reporting Standards (IFRS), and to provide a more consistent method of presenting non-owner transactions that affect an entity’s equity. The guidance is effective as of the beginning of a fiscal year that begins after December 15, 2011, which corresponds to the Company’s first fiscal quarter beginning January 1, 2012. However, in December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which deferred the guidance on whether to require entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement where net income is presented and the statement where other comprehensive income is presented for both interim and annual financial statements. ASU 2011-12 reinstated the requirements for the presentation of reclassifications that were in place prior to the issuance of ASU 2011-05 and did not change the effective date for ASU 2011-05. For public entities, the amendments in ASU 2011-05 and ASU 2011-12 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and should be applied retrospectively. The Company’s adoption of these standards effective January 1, 2012 did not have an impact on the Company’s consolidated results of operations, financial position and related disclosures.

In May 2011, the FASB issued ASU No. 2011-04 regarding fair value measurements and disclosures. This new guidance clarifies the application of existing fair value measurement guidance and revises certain measurement and disclosure requirements to achieve convergence with IFRS. This guidance is effective for the first interim or annual period beginning after December 15, 2011, which corresponds to the Company’s first fiscal quarter beginning January 1, 2012. The Company’s adoption of FASB ASU No. 2011-04 effective January 1, 2012 did not have an impact on the Company’s consolidated results of operations, financial position and related disclosures.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Stock-Based Compensation

Stock Options

The Company has a stock-based compensation plan, which is described in more detail in Note 16 to the consolidated financial statements of the Company’s Form 10-K for the fiscal year ended December 31, 2011. The Company has issued non-qualified stock options under its stock incentive plans. The options generally vest in equal installments over three years and expire in ten years. Non-vested options are generally forfeited upon termination of employment.

Net income for the three months ended March 31, 2012 and 2011 includes $0.8 million and $0.7 million ($0.5 million and $0.5 million after-tax), respectively, of stock-based compensation costs related to stock options which are primarily included in selling, general and administrative expenses in the unaudited condensed consolidated statement of comprehensive income. As of March 31, 2012 there was $3.0 million ($2.0 million after-tax) of total unrecognized compensation costs related to non-vested stock options that is expected to be recognized over a weighted-average period of 1.2 years, of which $2.3 million ($1.5 million after-tax) of total stock option compensation is expected to be recognized during the remainder of fiscal year 2012.

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

During the three month periods ended March 31, 2012 and 2011, the Company issued 25,000 shares and 0 shares, respectively, of restricted stock under the 2006 Incentive Plan. The Company’s compensation expense related to restricted stock for the three months ended March 31, 2012 and 2011 was approximately $153,000 and $0 ($100,000 and $0 after tax), respectively, which is primarily reflected in selling, general and administrative expenses in the unaudited condensed consolidated statement of comprehensive income. As of March 31, 2012, there was approximately $1.6 million ($1.0 million after tax) of unrecognized compensation cost related to non-vested restricted stock that is expected to be recognized over a weighted-average period of 2.8 years, of which $0.5 million ($0.3 million after-tax) of total restricted stock compensation is expected to be recognized during the remainder of fiscal year 2012.

NOTE 2. ACQUISITION OF INCON PROCESSING, L.L.C.

A. Description of the Transaction

In September 2011, the Company acquired all of the outstanding equity of InCon Processing, L.L.C., a Delaware limited liability company, in a cash transaction pursuant to the terms of an equity purchase agreement. The equity of InCon was indirectly held by four individuals (the “Sellers”), three of whom continue to be employed by InCon and manage InCon’s business. InCon is now a wholly owned subsidiary of the Company. InCon is a specialty toll processor that designs, pilots, synthesizes and purifies specialty chemical compounds, utilizing molecular distillation technology to concentrate a variety of compound products, including Omega-3 fish oils.

At closing, the Company paid an aggregate cash purchase price for the equity of InCon of $8.7 million, utilizing cash on hand, and also paid $0.6 million representing InCon’s estimated working capital on the closing date. The working capital portion of the purchase price was subject to a post-closing adjustment to account for differences between estimated working capital and actual working capital of InCon as of the closing date. During the three months ended March 31, 2012, the Company received a payment from the Sellers of $0.2 million to account for the final working capital adjustment.

B. Unaudited Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of the Company and InCon on a pro forma basis, as though the companies had been combined as of January 1, 2011. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had actually taken place on January 1, 2011 and is not intended to be a projection of future results or trends.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

	Revenue	Net income
	(in thousands)
2011 supplemental pro forma from January 1, 2011 – March 31, 2011	$57,493	$6,198

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

In September and October 2010, Omega Protein received its first and second emergency payments from the GCCF of $7.3 million and $11.4 million, respectively. The majority of the first and second emergency payments were credited to the 2010 unallocated inventory cost pool (including off-season costs). Because both of these payments were included in the cost per unit of production calculation for the 2010 fishing season, cost of sales was partially reduced by 11.4%, or $5.2 million, for the three months ended March 31, 2011.

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

In April 2011, the Company agreed to a final settlement of all of its claims for costs and damages incurred as a result of the oil spill caused by the Deepwater Horizon explosion and received a final payment of $26.2 million, net of fees and expenses, from the GCCF. The amount was recognized as “Proceeds/gains resulting from Gulf of Mexico oil spill disaster” in the Company’s Consolidated Statement of Operations for the year ended December 31, 2011, and is more fully explained in Note 3 to the consolidated financial statements of the Company’s Form 10-K for the fiscal year ended December 31, 2011.

In total, the Company received payments of $44.8 million, net of fees and expenses, from the GCCF in 2010 and 2011. As a part of the final settlement, the Company released and waived all current and future claims against BP and all other potentially responsible parties with regard to the oil spill.

NOTE 4. RECEIVABLES, NET

Receivables as of March 31, 2012 and December 31, 2011 are summarized as follows:

	March 31, 2012	December 31, 2011
	(in thousands)
Trade	$18,350	$10,208
Insurance	4,459	4,687
Income tax	1,585	1,919
InCon working capital	—	181
Other	25	78

Total accounts receivable	24,419	17,073
Less allowance for doubtful accounts	(297)	(285)

Receivables, net	$24,122	$16,788

As of March 31, 2012, the insurance receivable includes approximately $3.1 million related to the salvage costs and other related claims incurred by the Company associated with the sinking of the F/V Sandy Point in May 2011. InCon working capital represents post-closing working capital adjustments resulting from the September 9, 2011 acquisition of InCon. See Note 14 – Related Party Transactions.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

NOTE 5. INVENTORY

The major classes of inventory as of March 31, 2012 and December 31, 2011 are summarized as follows:

	March 31, 2012	December 31, 2011
	(in thousands)
Fish meal	$14,670	$30,738
Fish oil	8,051	14,712
Fish solubles	339	1,101
Nutraceutical products	2,801	2,146
Unallocated inventory cost pool (including off-season costs)	29,191	7,443
Other materials and supplies	8,944	8,753

Total inventory	$63,996	$64,893

Inventory at March 31, 2012 and December 31, 2011 is stated at the lower of cost or market. The elements of March 31, 2012 unallocated inventory cost pool include Omega Protein’s plant and vessel related labor, utilities, rent, repairs and depreciation, to be allocated to inventories produced through the 2012 fishing season.

NOTE 6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of March 31, 2012 and December 31, 2011 are summarized below:

	March 31, 2012	December 31, 2011
	(in thousands)
Prepaid insurance	$1,018	$1,808
Energy swap asset	651	—
Selling expenses	656	107
Guarantee fees	12	17
Leases	77	105
Other prepaids and expenses	213	201

Total other assets, net	$2,627	$2,238

Amounts included in prepaid expenses and other current assets consist primarily of prepaid operating expenses including insurance, rents, and selling expenses. Energy swap assets are valued at each reporting date at their fair value (see Note 17 – Fair Value Disclosures for additional information). Prepaid selling expenses are expensed in those periods in which the related revenue is recognized.

NOTE 7. OTHER ASSETS

Other assets as of March 31, 2012 and December 31, 2011 are summarized as follows:

	March 31, 2012	December 31, 2011
	(in thousands)
Fish nets, net of accumulated amortization of $1,483 and $1,175	$983	$1,288
Insurance receivable, net of allowance for doubtful accounts	3,124	3,645
Title XI debt issuance costs	325	332
Other debt issuance costs	400	118
Deposits and other	40	40

Total other assets, net	$4,872	$5,423

Amortization expense for fishing nets amounted to approximately $0.3 million and $0.3 million for the three months ended March 31, 2012 and 2011, respectively.

As of March 31, 2012 and December 31, 2011, the insurance receivable of $3.1 million and $3.6 million, respectively, primarily relates to Jones Act claims for employees aboard its vessels. This estimated amount is recorded gross of estimated claims which may be due to claimants and is included in accrued insurance liabilities.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The Company carries insurance for certain losses relating to its fishing unit’s vessels and Jones Act liability for employees aboard its vessels (collectively, “Vessel Claims Insurance”). The typical Vessel Claims Insurance policy contains an annual aggregate deductible (“AAD”) for which Omega Protein remains responsible, while the insurance carrier is responsible for all applicable amounts which exceed the AAD. It is Omega Protein’s policy to accrue current amounts due and record amounts paid out on each claim. Once payments exceed the AAD, Omega Protein records an insurance receivable for a given policy year, net of allowance for doubtful accounts. As of March 31, 2012 and December 31, 2011, the allowance for doubtful insurance receivable accounts was $0 million.

NOTE 8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of March 31, 2012 and December 31, 2011 are summarized as follows:

	March 31, 2012	December 31, 2011
	(in thousands)
Land	$7,873	$7,873
Plant assets	138,435	138,025
Fishing vessels	96,324	95,055
Furniture and fixtures	6,637	6,571
Construction in progress	23,264	16,909

Total property and equipment	272,533	264,433
Less accumulated depreciation and impairment	(145,698)	(141,921)

Property, plant and equipment, net	$126,835	$122,512

Depreciation expense for the three months ended March 31, 2012 and 2011 was $3.9 million and $3.6 million, respectively.

The Company capitalizes interest as part of the acquisition cost of a qualifying asset. Interest is capitalized only during the period of time required to complete and prepare the asset for its intended use. For the three months ended March 31, 2012 and 2011, the Company capitalized interest of approximately $186,000 and $16,000, respectively.

NOTE 9. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes the changes in the carrying amount of goodwill resulting from the Company’s acquisitions (in thousands):

	Cyvex	InCon	Total
January 1, 2012	$7,050	$936	$7,986
Acquisitions	—	—	—

March 31, 2012	$7,050	$936	$7,986

InCon Intangibles

The intangible assets, other than goodwill as described above, acquired in the InCon acquisition were as follows (dollars in thousands):

	March 31, 2012	December 31, 2011	Weighted Average Life
Carrying value of intangible assets subject to amortization:
Customer relationships, net	$166	$171	10

Total intangible assets subject to amortization, net	$166	$171
Indefinite life intangible assets – trade names, trade secrets	1,166	1,166

Total intangible assets	$1,332	$1,337

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Amortization expense of InCon’s intangible assets for the three months ended March 31, 2012 was approximately $4,400. Estimated future amortization expense related to intangible assets is as follows (in thousands):

Remainder of 2012	$13
2013	18
2014	18
2015	18
Thereafter	99

Total estimated future amortization expense	$166

Cyvex Intangibles

The intangible assets, other than goodwill as described above, acquired in the Cyvex acquisition were as follows (dollars in thousands):

	March 31, 2012	December 31, 2011	Weighted Average Life
Carrying value of intangible assets subject to amortization:
Customer relationships, net	$2,686	$2,763	10

Total intangible assets subject to amortization, net	$2,686	$2,763
Indefinite life intangible assets—trade names	716	716

Total intangible assets	$3,402	$3,479

Amortization expense of Cyvex’s intangible assets for three months ended March 31, 2012 and 2011 was approximately $77,000. Estimated future amortization expense related to intangible assets is as follows (in thousands):

Remainder of 2012	$230
2013	307
2014	307
2015	307
Thereafter	1,535

Total estimated future amortization expense	$2,686

NOTE 10. NOTES PAYABLE AND LONG-TERM DEBT

At March 31, 2012 and December 31, 2011, the Company’s long-term debt consisted of the following:

	March 31,	December 31,
	2012	2011
	(in thousands)
U.S. government guaranteed obligations (Title XI loans) collateralized by a first lien on certain vessels and certain plant assets:
Amounts due in installments through 2025, interest from 5.7% to 7.6%	$29,471	$30,181
Amounts due in installments through 2014, interest at Eurodollar rates plus 0.5% (1.0% and 0.8% at March 31, 2012 and December 31, 2011, respectively)	103	113

Total debt	29,574	30,294
Less current maturities	(3,053)	(2,992)

Long-term debt	$26,521	$27,302

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

On March 21, 2012, the Company entered into an Amended and Restated Loan Agreement (the “Loan Agreement”) with Wells Fargo Bank, National Association, as administrative agent (the “Agent”) for the lenders (currently Wells Fargo Bank, National Association and JP Morgan Chase Bank, N.A.) (collectively, the “Lenders”) pursuant to which the Lenders agreed to extend credit to the Company in the form of loans (each a “Loan” and collectively, the “Loans”) on a revolving basis of up to $60.0 million (the “Commitment”). The Commitment includes a sub-facility for swingline loans up to an amount not to exceed $5.0 million, a sub-facility for standby letters of credit up to an amount not to exceed $15.0 million and an accordion feature that allows the Company to increase the amount of the Commitment up to an additional $10.0 million, subject to the further commitments of the Lenders and other customary conditions precedent. The Loan Agreement amended and restated the Company’s existing senior secured credit facility with Wells Fargo Bank, National Association. On the Closing Date, no amounts were outstanding under the existing senior secured credit facility and approximately $3.3 million in letters of credit were issued primarily in support of the Company’s worker’s compensation insurance programs.

At March 31, 2012, the Company recognized $0.4 million in deferred debt issuance costs associated with the Loan Agreement on the Unaudited Condensed Consolidated Balance Sheet.

At the election of the Company, any Loans will bear interest at the lesser of (a) the Base Rate (defined as a fluctuating rate equal to the highest of: (x) the rate of interest most recently announced by Agent as its “prime rate,” (y) a rate determined by Agent to be 1.50% above daily one month LIBOR (except during certain periods of time), and (z) the Federal Funds Rate plus 1.00%) plus the Applicable Margin (as defined in the Loan Agreement), (b) a rate per annum determined by Agent to be equal to LIBOR in effect for the applicable interest period plus the Applicable Margin, or (c) the Maximum Rate (as defined in the Loan Agreement).

All obligations of the Company under the Loan Agreement are secured by a first and superior lien (subject to Permitted Liens, as defined in the Loan Agreement) against any and all assets of the Company (other than certain excluded property, including property pledged to secure federal Fisheries Finance Program loans).

The Loan Agreement requires the Company to comply with various affirmative and negative covenants affecting the Company’s businesses and operations. In addition, the Loan Agreement requires the Company to comply with the following financial covenants:

•

The Company is required to maintain on a consolidated basis Tangible Net Worth equal to at least the sum of the following: (a) $150,000,000, plus (b) 50% of net income (if positive, with no deduction for losses) earned in each quarterly accounting period commencing after June 30, 2011, plus (c) 100% of the net proceeds from any Equity Interests (as defined in the Loan Agreement) issued after the date of the Loan Agreement, plus (d) 100% of any increase in stockholders’ equity resulting from the conversion of debt securities to Equity Interests after the Closing Date.

•	The Company is required to maintain on a consolidated basis an Asset Coverage Ratio (as defined in the Loan Agreement) of at least 2.50 to 1.00.

•	The Company is required to maintain a positive Adjusted Profitability (as defined in the Loan Agreement), measured on a trailing four quarters basis.

All Loans and all other obligations outstanding under the Loan Agreement shall be payable in full on March 21, 2017.

As of March 31, 2012 and December 31, 2011, the Company had no amounts outstanding under the $60 million Loan Agreement and $35 million prior revolving credit facility, respectively, and approximately $3.3 million in letters of credit. The Company has no off-balance sheet arrangements other than normal operating leases and standby letters of credit. Additionally, as of March 31, 2012, the Company was in compliance with all covenants under the Loan Agreement. For a more detailed description of the Loan Agreement, see the Company’s Current Report on Form 8-K filed with the SEC on March 22, 2012.

NOTE 11. CAPITAL LEASE OBLIGATION

On May 29, 2008 and July 10, 2008, Omega Protein entered into capital lease agreements to lease barges for a period of 5 years. Following is a summary of future minimum payments under the capitalized lease agreements (in thousands):

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Remainder of 2012	$585
2013	131

Total minimum lease payments	716
Less amount representing interest	(50)

Present value of minimum payments	666
Less current portion of capital lease obligation	(537)

Long-term capital lease obligation	$129

As of March 31, 2012 and December 31, 2011, assets recorded under capital lease obligations are included in Property, Plant and Equipment, net as follows (in thousands):

	March 31,	December 31,
	2012	2011
Fishing vessels and marine equipment, at cost	$2,076	$2,076
Less accumulated depreciation	(1,574)	(1,471)

Property, plant and equipment, net	$502	$605

NOTE 12. ACCRUED LIABILITIES

Accrued liabilities as of March 31, 2012 and December 31, 2011 are summarized as follows:

	March 31,	December 31,
	2012	2011
	(in thousands)
Insurance	$7,566	$8,475
Salary and benefits	2,888	3,638
Trade creditors	6,300	4,908
Taxes, other than federal income tax	753	51
Deferred revenue	2,107	361
Fair market value of energy swaps, current portion	—	534
Fair market value of interest rate swap, current portion	—	103
Miscellaneous legal reserve	522	525
Income tax	347	—
Miscellaneous contractual obligations	200	618
Accrued interest	233	251
Other	101	354

Total accrued liabilities	$21,017	$19,818

As of March 31, 2012 and December 31, 2011, deferred revenue was $2.1 million and $0.4 million, respectively, representing payments received from international customers related to revenues which were not recognized until the subsequent period due to revenue recognition criteria.

NOTE 13. COMMITMENTS AND CONTINGENCIES

InCon Contingency

In September 2011, the Company acquired all of the outstanding equity of InCon Processing, L.L.C., (“InCon”), a Delaware limited liability company, in a cash transaction pursuant to the terms of an equity purchase agreement. The equity of InCon was indirectly held by four individuals (the “Sellers”), three of whom continue to be employed by InCon and manage InCon’s business. InCon is now a wholly owned subsidiary of the Company.

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

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The annual earn-out payments, if any, will be estimated on a quarterly basis and paid subsequent to year end. The Company will record the estimated contractual obligation as compensation expense during each year as it is deemed probable that such amount will be payable. In addition, the earn-out payments are subject to certain reductions associated with future InCon capital expenditures and forfeitures based on termination of employment. For the three months ended March 31, 2012, the Company has not recorded an annual earn-out estimate.

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

In conjunction with the sinking of the vessel, the Company recorded a net insurance receivable of approximately $5.7 million related primarily to costs expended salvaging the sunken vessel from the Mississippi ship channel and other claims and a net receivable of $1.8 million related to the insurance value of the vessel. The $1.8 million receivable related to the vessel value was received in 2011. An additional $2.6 million related to the salvage of the vessel has been received from the Company’s primary insurance carrier, including $0.1 million during the first quarter of 2012. As of March 31, 2012, the Company has an insurance receivable of approximately $3.1 million related to salvaging costs and other claims.

In March 2010, the Company was named as one of the defendants in a lawsuit filed in the Superior Court of the State of California, County of San Francisco, by Chris Manthey, Benson Chiles and Mateel Environmental Justice Foundation (the “Proposition 65 Matter”). The other defendants in the lawsuit are CVS Pharmacy, Inc., General Nutrition Corporation, NOW Health Group, Inc., Pharmavite LLC, Rite Aid Corporation, Solgar, Inc., and Twinlab Corporation. Mateel Environmental Justice Foundation later dismissed all of its claims in the lawsuit. The plaintiffs allege that fish oil dietary supplements produced by the defendants do not have adequate warnings regarding possible exposure to polychlorinated biphenyls (PCBs) as required by Proposition 65 under California law, and request that the court grant injunctive relief and award monetary civil penalties. The Company’s total fish oil supplement sales in the State of California since inception have been immaterial. The Company believes that its products comply fully with federal law promulgated by the U.S. Food & Drug Administration, standards of the European Commission and state law, including California, and intends to vigorously defend the lawsuit. The Company does not believe that the resolution of this lawsuit will have a material adverse effect on the Company’s results of operations, cash flows or financial position. As of March 31, 2012 the Company has a $0.2 million reserve related to this lawsuit.

Regulatory Matters

The Company is subject to various possible claims and lawsuits regarding environmental matters. Except as noted below, management believes that costs, if any, related to these matters will not have a material adverse effect on the results of operations, cash flows or financial position of the Company.

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

The Company spent approximately $3.0 million during 2011 to make the above improvements and repairs to the Reedville fleet. The Company is evaluating the vessels in its Gulf fleet based on the review of its Reedville vessels. Based on the results of that evaluation, it is likely that the Company will incur additional costs to make improvements and repairs to its Gulf fleet. Also in connection with that evaluation, the Company has made the interim decision for at least the early part of the 2012 fishing season to conduct both its Atlantic and Gulf fishing operations within 12 nautical miles of shore, pending the resolution of a waiver request that the Company has filed with

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

the Coast Guard regarding the use of certain vessel equipment applicable to “ocean-going vessels” (as defined by Coast Guard regulations) that operate beyond the 12 nautical mile limit. This interim 12 nautical mile restriction will limit the Company’s fishing grounds and could have a material adverse effect on the Company’s fish catch, business, results of operations or financial condition.

The U.S. Attorney’s Office for the Eastern District of Virginia is reviewing both the results of the Coast Guard’s inspection of the Reedville fleet and the EPA request for information, and is currently evaluating whether any civil or criminal enforcement action is warranted. The U.S. Attorney’s Office has indicated that some form of civil and/or criminal disposition is under consideration, but no specific disposition has yet been determined and the Company’s discussions with that Office are ongoing. Depending on the specific details of that disposition, it is possible that the disposition could have an adverse effect on the Company’s business, results of operations or financial condition. During the first three months of 2012, the Company recognized $0.2 million in expenses related to this matter and as of March 31, 2012, the Company has recorded a $0.3 million reserve.

NOTE 14. RELATED PARTY TRANSACTIONS

In September 2011, the Company acquired all of the outstanding equity of InCon Processing, L.L.C., (“InCon”), a Delaware limited liability company, in a cash transaction pursuant to the terms of an equity purchase agreement. The equity of InCon was indirectly held by four individuals (the “Sellers”), three of whom continue to be employed by InCon and manage InCon’s business. During the three months ended March 31, 2012, the Company received a payment from the Sellers of $0.2 million to account for a final working capital adjustment in conjunction with the acquisition.

The Sellers own and operate privately held businesses with which InCon continues to provide toll distillation services and pilot plant runs, primarily InCon Process Systems and InCon Industries. The services for these related party transactions are generally invoiced at prevailing market prices. During the three month period ending March 31, 2012, InCon recorded revenue of approximately $5,000 from these related parties.

NOTE 15. RECONCILIATION OF BASIC AND DILUTED PER SHARE DATA (in thousands except per share date)

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Data
Three Months Ended March 31, 2012
Net earnings	$1,830	—

Basic earnings per common share:
Earnings available to common shareholders	$1,830	19,595	$0.09

Effect of dilutive securities:
Stock options assumed exercised	—	480

Diluted earnings per common share:
Earnings available to common shareholders plus stock options assumed exercised	$1,830	20,075	$0.09

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Data
Three Months Ended March 31, 2011
Net Earnings	$5,954	—

Basic earnings per common share:
Earnings available to common shareholders	$5,954	18,879	$0.32

Effect of dilutive securities:
Stock options assumed exercised	—	686

Diluted earnings per common share:
Earnings available to common shareholders plus stock options assumed exercised	$5,954	19,565	$0.30

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Options to purchase 1,262,000 shares of common stock at exercise prices ranging from $7.07 to $14.69 per share were outstanding during the three months ended March 31, 2012, but were not included in the computation of diluted earnings per share because the adjusted exercise prices of the options based upon the assumed proceeds were greater than the average market price of the shares during that period.

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

NOTE 16. COMPONENTS OF NET PERIODIC BENEFIT COST

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Service cost	$—	$—
Interest cost	274	319
Expected return on plan assets	(326)	(315)
Amortization of prior service cost	—	—
Amortization of net loss	379	294

Net periodic pension cost	$327	$298

For the three months ended March 31, 2012 and 2011, the Company contributed approximately $0.4 million and $0.3 million, respectively, to the Company’s pension plan. The Company expects to make contributions of $1.9 million to the pension plan during the remainder of 2012.

NOTE 17. FAIR VALUE DISCLOSURES

The following disclosures of the estimated fair value of financial instruments are made in accordance with the requirements of FASB ASC 825-10-50, Disclosure About Fair Value of Financial Instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.

At March 31, 2012, the Company had no borrowings under its bank credit facility and $3.3 million in letters of credit support obligations outstanding. The carrying values and respective fair values of the Company’s long-term debt are presented below (in thousands). The fair value of the Company’s long-term debt is estimated based on the quoted market prices available to the Company for issuance of similar debt with similar terms at March 31, 2012 and December 31, 2011 and therefore is categorized as Level 2 in the fair value hierarchy.

	March 31,	December 31,
	2012	2011
Long-term Debt:
Carrying Value	$29,574	$30,294

Estimated Fair Market Value	$31,997	$33,381

The following tables set forth by level within the fair value hierarchy the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2012 and December 31, 2011. As required by FASB ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

	March 31, 2012
	Fair Value Measurements Using			Assets (Liabilities) at Fair Value
	Level 1	Level 2	Level 3
Assets (Liabilities) (in thousands)
Energy swap asset	$—	$651	$—	$651
Energy swap liability		(171)		(171)
Interest rate swap liability	—	—	—	—

Total Assets (Liabilities)	$—	$480	$—	$480

	December 31, 2011
	Fair Value Measurements Using			Assets (Liabilities) at Fair Value
	Level 1	Level 2	Level 3
Assets (Liabilities) (in thousands)
Energy swap liability	$—	$(647)	$—	$(647)
Interest rate swap liability	—	—	(103)	(103)

Total Assets (Liabilities)	$—	$(647)	$(103)	$(750)

The following table provides a reconciliation of all assets and (liabilities) measured at fair value on a recurring basis which use Level 3 or significant unobservable inputs or significant value drivers for the three months ended March 31, 2012 and 2011 (in thousands). There have been no transfers between the hierarchy levels for the periods presented.

	Fair value Measurements Using Significant Unobservable Inputs (Level 3 Inputs)
	2012	2011
Balance at January 1,	$(103)	$(721)
Net loss reclassified into interest expense related to interest rate swap transactions unrealized	—	(13)
Net change associated with current period interest rate swap transactions realized	103	185

Balance at March 31,	$—	$(549)

OMEGA PROTEIN CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Company’s MD&A and Risk Factors contained in the Form 10-K for the fiscal year ended December 31, 2011 (the “2011 Form 10-K”), and in conjunction with the consolidated financial statements included in this report and in the 2011 Form 10-K.

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

The Company operates through four primary subsidiaries: Omega Protein, Inc., Omega Shipyard, Inc., Cyvex Nutrition, Inc. and InCon Processing, L.L.C. Omega Protein, Inc. (“Omega Protein”), the Company’s principal operating subsidiary, operates in the menhaden harvesting and processing business and is the successor to a business conducted since 1913. Omega Shipyard, Inc. (“Omega Shipyard”) owns and operates a drydock facility in Moss Point, Mississippi that is used to provide shoreside maintenance for Omega Protein’s fishing fleet and, subject to outside demand and excess capacity, occasionally for third-party vessels. Cyvex Nutrition, Inc. (“Cyvex”), founded in 1984 and acquired by the Company in December 2010, is located in Irvine, California and participates in the nutraceutical industry as an ingredient provider. InCon Processing, L.L.C. (“InCon”), acquired by the Company in September 2011, is located in Batavia, Illinois and is a specialty toll processor that utilizes molecular distillation technology to concentrate a variety of compound products, including Omega-3 fish oils. Revenues from InCon and Omega Shipyard for third-party work were not material during the first three months of 2012. The Company also has a number of other immaterial direct and indirect subsidiaries.

Omega Protein produces and sells a variety of protein and oil products derived from menhaden, a species of wild herring-like fish found along the Gulf of Mexico and Atlantic coasts. The fish are not genetically modified or enhanced. Omega Protein markets several grades of fish meal, as well as fish oil and fish solubles. Omega Protein’s fish meal products are primarily used as a protein ingredient in animal feed for swine, aquaculture and household pets. Fish oil is used primarily for animal and aquaculture feeds, and also as additives to human food products and dietary supplements. Omega Protein’s fish solubles are sold primarily to livestock feed manufacturers, aquaculture feed manufacturers and for use as an organic fertilizer.

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

In September 2011, the Company acquired InCon, a specialty toll processor that designs, pilots, synthesizes and purifies specialty chemical compounds utilizing molecular distillation technology to concentrate a variety of compound products, including Omega-3 fish oils. The Company believes that the acquisition of InCon’s concentration technology will allow Omega Protein to provide its customers with an enhanced range of Omega-3 fish oils in concentrated forms such as ethyl esters and triglycerides. The concentrated fish oils manufactured by InCon are expected to be marketed and sold under the Company’s OmegaActiv™ brand by Cyvex.

Company Overview

Menhaden Fishing

2012 Fishing Information. At March 31, 2012, Omega Protein owned a fleet of 44 fishing vessels and 34 spotter aircraft for use in its fishing operations and also leased additional aircraft where necessary to facilitate operations. During the 2012 fishing season in the Gulf of Mexico, which runs from mid-April through October, Omega Protein plans to operate 27 fishing and carry vessels and 29 spotter aircraft. The fishing area in the Gulf is generally located along the Gulf Coast, with a concentration off the Louisiana and Mississippi coasts. The fishing season along the Atlantic coast begins in early May and usually extends into December. During the 2012 season, Omega Protein plans to operate 9 fishing and carry vessels and 7 spotter aircraft along the Mid-Atlantic coast, concentrated primarily in and around Virginia and North Carolina. The remaining fleet of fishing vessels and spotter aircraft are not routinely operated during the fishing season and are back-up to the active fleet, used for other transportation purposes, inactive or in the process of refurbishment in the Company’s shipyard.

Sales Contracts. Omega Protein sells a material portion of its products on a two-to-twelve-month forward contract basis with the balance sold on a spot basis through purchase orders. Omega Protein’s sales contracts generally contain force majeure and other production allocation provisions. Historically, fish meal and fish oil sold on a forward contract basis has fluctuated from year to year based upon perceived market availability and forward price expectations. As of March 31, 2012, Omega Protein had sold forward on a contract basis approximately 57,000 short tons of fish meal and 34,000 metric tons of fish oil for 2012. As a basis of comparison, as of March 31, 2011 Omega Protein had sold forward on a contract basis approximately 90,000 short tons of fish meal and 45,000 metric tons of fish oil for 2011.

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

Revenues Composition. The following table sets forth Omega Protein’s revenues by product (in millions) and the approximate percentage of total revenues represented thereby, for the indicated periods:

	Three Months Ended March 31,
	2012		2011
	Revenues	Percent	Revenues	Percent
Fish Meal	$20.8	52.4%	$39.4	69.8%
Fish Oil	6.4	16.1	8.5	15.1
Refined Fish Oil	4.0	10.1	4.4	7.9
Fish Solubles	1.0	2.5	0.9	1.6
Dietary Supplement Ingredients	6.0	15.1	3.0	5.3
Other	1.5	3.8	0.2	0.3

Total	$39.7	100.0%	$56.4	100.0%

OMEGA PROTEIN CORPORATION

The following table sets forth Omega Protein’s revenues by geography (in millions) and the approximate percentage of total revenues represented thereby, for the indicated periods:

	Three Months Ended March 31,
	2012		2011
	Revenues	Percent	Revenues	Percent
Domestic Revenues	$22.9	57.7%	$20.8	36.9%
Export Revenues	16.8	42.3	35.6	63.1

Total	$39.7	100.0%	$56.4	100.0%

Customers and Marketing. Most of Omega Protein’s marine protein products are sold directly to approximately 320 customers by Omega Protein’s agriproducts sales department, while a smaller amount is sold through independent sales agents. Omega Protein’s product inventory was $23.1 million as of March 31, 2012 versus $46.6 million as of December 31, 2011.

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

Occasionally Omega Protein’s fish catch and resultant product inventories are reduced, primarily due to adverse weather conditions, and Omega Protein further expands its purchase and resale of other fish meals and oils (primarily Panamanian, Peruvian and Mexican fish meal and U.S. menhaden fish meal and oil). Although operating margins from these activities are less than the margins typically generated from Omega Protein’s base domestic production, these operations provide Omega Protein with a source of fish meal and oil to sell into other markets, some of which, Omega Protein has not historically had a presence. During 2009, Omega Protein purchased approximately 11,000 short tons of menhaden fish meal, or approximately 7.6% of fish meal sales volumes for 2009. During 2010, due to the Gulf of Mexico oil spill disaster, Omega Protein purchased 6,315 short tons of fish meal, or 6.2% of its fish meal sales volumes for 2010. The Company did not purchase any fish meal or fish oil during 2011 or during the first three months of 2012.

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

OMEGA PROTEIN CORPORATION

Fish meal prices have generally borne a relationship to prevailing soybean meal prices, while prices for fish oil are generally influenced by prices for vegetable oils, such as rapeseed, soybean and palm oils. Thus, the prices for Omega Protein’s products are established by worldwide supply and demand relationships over which Omega Protein has no control and tend to fluctuate significantly over the course of a year and from year to year. For example, during 2011, Omega Protein experienced fish oil price increases of approximately 26% when compared to 2010, and rapeseed oil and soybean oil prices rose 34% and 29%, respectively.

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

In February 2007, the Commonwealth of Virginia declined to adopt an ASMFC recommended plan but instead adopted its own restrictions whereby Omega Protein’s Chesapeake Bay menhaden harvest was capped for a five year period (and subsequently extended for an additional three-year period) at a five-year average (2001 to 2005) of 109,020 metric tons per year. The Virginia restrictions also allow for a credit whereby any under-harvest in a particular year below the 109,020 metric ton cap would be added to increase the cap for the following year, up to a maximum of 122,740 metric tons per year. The Company supported Virginia’s proposal and voluntarily complied with its limitations in 2006 and subsequently thereafter after the cap was formally in place. The cap had no effect on Omega Protein’s Chesapeake Bay harvests for the years 2007 through 2011, and is not expected to have any material adverse effect on its Chesapeake Bay harvest in 2012. As a result of the underharvest in 2011, the 2012 Chesapeake Bay catch limit will be 122,740 metric tons.

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

OMEGA PROTEIN CORPORATION

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

Omega Protein’s menhaden fish catch in Texas in 2011 was estimated by the National Marine Fisheries Service to be approximately 33.6 million pounds (approximately 15,241 metric tons), or approximately 2.8% of Omega Protein’s total 2011 fish catch. In 2011, the Company’s Texas fish catch approached the TAC (including the 10% overage credit). The limitation is not expected to have a material adverse effect on Omega Protein’s business, results of operation or financial condition.

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

The Company’s operations are subject to federal, state and local laws and regulations relating to the protection of the environment, including the federal Clean Water Act, which imposes strict controls against the discharge of pollutants in reportable quantities, and along with the Oil Pollution Act, imposes substantial liability for the costs of oil removal, remediation and damages. Omega Protein’s operations also are subject to the federal Comprehensive Environmental Response, Compensation, and Liability Act, which imposes liability, without regard to fault, on certain classes of persons that contributed to the release of any “hazardous substances” into the environment and the federal Occupational Safety and Health Act (“OSHA”). The implementation of continuing safety and environmental regulations from these authorities could result in additional requirements and procedures for the Company, and it is possible that the costs of these requirements and procedures could be material.

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

In April 2010, the Company received a request for information pursuant to Section 308 of Federal Water Pollution Control Act (Clean Water Act) from Region 3 of the EPA concerning the Company’s wastewater practices used in its fishing operations at its Reedville, Virginia facility. The Company responded to the request. The Company cannot predict the outcome of the EPA’s review.

In February 2011, the United States Coast Guard conducted inspections of the vessels at the Company’s Reedville, Virginia facility regarding the vessels’ bilge water discharge practices. Based on the results of those inspections and subsequent communications with the Coast Guard, the Company conducted a survey of its Reedville, Virginia fishing fleet to determine

OMEGA PROTEIN CORPORATION

compliance with applicable laws and regulations. Following completion of certain improvements and repairs, the Coast Guard inspected the vessels and all but two were approved for full operations prior to the beginning of the 2011 Atlantic fishing season. The other two vessels were approved for full operations shortly after the beginning of the 2011 fishing season and the delay did not materially impact the fleet’s Atlantic fishing operations.

The U.S. Attorney’s Office for the Eastern District of Virginia is reviewing both the results of the Coast Guard’s inspection of the Reedville fleet and the EPA request for information, and is currently evaluating whether any civil or criminal enforcement action is warranted. The U.S. Attorney’s Office has indicated that some form of civil and/or criminal disposition is under consideration, but no specific disposition has yet been determined and the Company’s discussions with that Office are ongoing. Depending on the specific details of that disposition, it is possible that the disposition could have an adverse effect on the Company’s business, results of operations or financial condition.

The Company spent approximately $3.0 million during 2011 to make the above improvements and repairs to the Reedville fleet. The Company is continuing to evaluate its Gulf fleet vessels based on its review of its Reedville vessels and Coast Guard regulations, as well as discussions with the Coast Guard. Based on the results of that evaluation, it is likely that the Company will incur additional costs to make improvements and repairs to its Gulf fleet. In connection with that evaluation, the Company has made the interim decision for at least the early part of the 2012 fishing season to conduct both its Atlantic and Gulf fishing operations within 12 nautical miles of shore, pending the resolution of a waiver that the Company has requested from the Coast Guard regarding the use of certain vessel equipment applicable to “ocean-going vessels” (as defined by Coast Guard regulations) that operate beyond the 12 nautical mile limit. This interim 12 nautical mile restriction will limit the Company’s fishing grounds and it is possible it could have a material adverse effect on the Company’s fish catch, business, results of operations or financial condition.

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

In relevant part, the FDA Federal Food, Drug and Cosmetic Act (“FDC Act”) defines a dietary supplement to be a product taken by mouth that contains a dietary ingredient intended to supplement the diet. Dietary ingredients may include vitamins, minerals, herbs or other botanicals, amino acids, and substances such as enzymes, organ tissues, glandulars, and metabolites. Dietary ingredients can also include the form of extracts or concentrates of any of these. Dietary supplements may be manufactured and sold in many forms, such as tablets, capsules, softgels, gelcaps, liquids, or powders.

OMEGA PROTEIN CORPORATION

Cyvex markets and sells an extensive list of nutraceutical ingredients derived from fruit, vegetable and botanicals. Cyvex’s products include over 20 general ingredients and 18 signature ingredients, including:

•	BioVin®, a GRAS (Generally Regarded as Safe) full spectrum grape extract for cardiovascular support;

•	Alfapro Agglomerated™, a green protein concentrate for nutritional beverage mixes;

•	Cognisetin™, a mental acuity ingredient for use in dietary supplements;

•	Euro Black Currant, a berry extract that provides anthocyanins with a high ORAC (Oxygen Radical Absorbance Capacity value); and

•	Broccoli extracts including BroccoPhane and BroccoSinolate standardized to sulforophane and glucosinolates respectively.

Cyvex utilizes its NutriPrint® quality assurance system, which includes identity testing of incoming raw materials through FT-NIR (Fourier Transfor – Near Infra Red), third party certification by independent laboratories for dietary ingredients, microbiology, heavy metals and pesticide and solvent residues when applicable.

In September 2011, the Company acquired InCon, a specialty toll processor that designs, pilots, synthesizes and purifies specialty chemical compounds, utilizing molecular distillation technology to concentrate a variety of compound products, including Omega-3 fish oils. The Company believes that the acquisition of InCon’s concentration technology will allow Omega Protein to provide its customers with an enhanced range of Omega-3 fish oils in concentrated forms such as ethyl esters and triglycerides. The concentrated fish oils manufactured by InCon are marketed and sold under the Company’s OmegaActiv™ brand by Cyvex.

More information concerning Cyvex’s and InCon’s products, markets, competition, and regulation may be found in the “Business” section of the Company’s Form 10-K for the fiscal year ended December 31, 2011.

Critical Accounting Policies and Estimates

The methods, estimates and judgments used in applying the Company’s critical accounting policies have a significant impact on the results reported in the Consolidated Financial Statements. The SEC has defined the critical accounting policies as the ones that are most important to the portrayal of the Company’s financial condition and operating results, and requires the Company to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are highly uncertain at the time of estimation. Based on this definition, the Company’s most critical policies include: valuation of inventory (Notes 1 and 6 in the Company’s Form 10-K for the fiscal year ended December 31, 2011 (the “2011 Form 10-K”)), valuation of losses related to Jones Act and worker’s compensation insurance claims (Note 1 in the Company’s 2011 Form 10-K), valuation of income and deferred taxes (Notes 1 and 14 in the Company’s 2011 Form 10-K) and the valuation of pension plan obligations (Notes 1 and 16 in the Company’s 2011 Form 10-K).

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

The Company also has other key accounting policies and accounting estimates relating to the allowance of doubtful accounts (Note 1 in the Company’s 2011 Form 10-K), goodwill and other intangible assets (Notes 1 and 10 in the Company’s 2011
 Form 10-K), valuation of shares-based compensation (Note 16 in the Company’s 2011 Form 10-K) and interest rate and energy swap valuations (Notes 1 and 21 in the Company’s 2011 Form 10-K). The Company believes that these key accounting policies and accounting estimates either do not generally require us to make estimates and judgments that are as difficult or as subjective as its critical accounting policies, or it is less likely that they would have a material impact on our reported results of operations for a given period.

OMEGA PROTEIN CORPORATION

For all financial statement periods presented, there have been no material modifications to the application of these critical accounting policies.

Results of Operations

The following table sets forth as a percentage of revenues, certain items of the Company’s results of operations for each of the indicated periods.

	Three Months Ended
	March 31,
	2012	2011
Revenues	100.0%	100.0%
Cost of sales	77.6	72.2

Gross profit	22.4	27.8
Selling, general and administrative expense	13.9	8.5
Research and development expense	1.5	0.9
Gain on disposal of assets	(1.0)	—

Operating income	8.0	18.4
Interest income	—	—
Interest expense	(1.0)	(1.1)
Other expense, net	(0.2)	(0.1)

Income before income taxes	6.8	17.2
Provision for income taxes	2.2	6.6

Net income	4.6%	10.6%

Interim Results for the First Quarters ended March 31, 2012 and March 31, 2011

Revenues. Revenues decreased $16.7 million, or 29.6%, from $56.4 million for the three months ended March 31, 2011 to $39.7 million for the three months ended March 31, 2012. The decrease in revenues was primarily due to lower sales volumes of 43.5% and 24.7% for the Company’s fish meal and fish oil, respectively, and lower sales prices of 6.7% for the Company’s fish meal, partially offset by increased sales prices of 7.4% for the Company’s fish oil. Considering fish meal, fish oil and fish solubles sales activities in total, the Company experienced a $2.0 million decrease in revenues due to the decrease in sales prices and a $18.9 million decrease in revenue caused by decreased sales volumes, when comparing the three months ended March 31, 2012 to the three months ended March 31, 2011. The decrease in fish meal and fish oil sales volumes in the first quarter of 2012 is primarily due to the quantity of inventory available for sale and other timing issues related to export sales. The increase in fish oil sales prices is due to increased export demand primarily from the aquaculture industry as well as a general increase in global commodity pricing for fats and oils. The decrease in fish meal sales prices in the first quarter of 2012 is primarily due to an increased global supply of fish meal available for sale, particularly from South America. Additionally, Cyvex contributed $6.0 million of revenue to the quarter ended March 31, 2012 (including sales of OmegaPure) as compared to $3.0 million for the quarter ended March 31, 2011. InCon, acquired by the Company in September 2011, had third party revenues of $0.7 million for the quarter ended March 31, 2012.

Cost of sales. Cost of sales, including depreciation and amortization, for the quarter ended March 31, 2012 was $30.8 million, a $9.9 million decrease, or 24.3%, as compared to the quarter ended March 31, 2011. Cost of sales as a percentage of revenues was 77.6% for the quarter ended March 31, 2012 as compared to 72.2% for the quarter ended March 31, 2011. The increase in cost of sales as a percentage of revenue was primarily the result of decreased fish meal sales prices as discussed above, partially offset by increased fish oil sales prices realized in the first quarter of 2012 as compared to the first quarter of 2011. Additionally, cost per unit of sales for Omega Protein increased 5.7% during the three months ended March 31, 2012 as compared to the prior year three month period. Cyvex’s cost of sales for the quarter ended March 31, 2012 (including costs of sales related to OmegaPure) was $3.7 million as compared to $2.2 million during the quarter ended March 31, 2011. InCon had cost of sales of $1.3 million for the quarter ended March 31, 2012.

Gross profit. Gross profit decreased $6.8 million, or 43.3%, from $15.7 million for the quarter ended March 31, 2011 to $8.9 million for the quarter ended March 31, 2012. Gross profit as a percentage of revenue was 22.4% for the quarter ended March 31, 2012 as compared to 27.8% for the quarter ended March 31, 2011. The decrease in gross profit as a percentage of revenue was primarily due to the decrease in fish meal sales prices experienced in the first quarter of 2012 as compared to the first quarter of 2011 as well as the increase in cost per unit of sales for Omega Protein as discussed above. Cyvex’s gross profit as a percentage of revenue was 39.4% for the quarter ended March 31, 2012 (including gross profit relating to sales of OmegaPure) and 29.3% for the quarter ended March 31, 2011. The gross profit margins for the 2011 first quarter were negatively impacted by the write-up of Cyvex’s

OMEGA PROTEIN CORPORATION

inventory to fair value as a result of the December 2010 acquisition. InCon’s gross profit as a percentage of revenue was (94.5%) for the quarter ended March 31, 2012 due to integration and transition costs that were incurred during the conversion of that plant for processing Omega’s fish oil.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $0.6 million, or 13.7%, from $4.9 million for the quarter ended March 31, 2011 to $5.5 million for the quarter ended March 31, 2012. The increase in selling, general and administrative expenses is primarily due to the addition of Incon’s related expenses of $0.2 million and increased employee compensation related costs, including stock option and restricted stock compensation expense, of $0.5 million. Cyvex’s selling, general and administrative expenses were approximately $0.7 million for the quarters ended March 31, 2012 and 2011.

Research and development expenses. Research and development expenses were $0.6 million and $0.5 million for the three months ended March 31, 2012 and 2011, respectively.

Gain on disposal of assets. The Company recorded a net gain on disposal of assets of $0.4 million for the three months ended March 31, 2012 primarily related to insurance proceeds for property that was damaged and inventory that was lost in 2011. For the three months ended March 31, 2011, the Company recorded a net gain on disposal of assets of $18,000 relating to the disposal of miscellaneous plant assets in the ordinary course of business.

Operating income. The Company’s operating income decreased $7.2 million from $10.4 million for the quarter ended March 31, 2011 to $3.2 million for the quarter ended March 31, 2012. As a percentage of revenues, operating income decreased from 18.4% for the quarter ended March 31, 2011 to 8.0% for the quarter ended March 31, 2012.

Interest income. Interest income decreased by $11,000 from $18,000 for the three months ended March 31, 2011 to $7,000 for the three months ended March 31, 2012. The decrease was primarily due to the decreased interest rate upon which interest is earned during the quarter ended March 31, 2012 as compared to the quarter ended March 31, 2011.

Interest expense. Interest expense was $0.4 million and $0.6 million for the quarters ended March 31, 2012 and 2011, respectively. The decrease in interest expense primarily relates to $0.2 million of capitalized interest recognized during the first quarter of 2012 which offsets interest expense.

Other expense, net. Other expense, net was $0.1 million for the quarters ended March 31, 2012 and 2011.

Provision for income taxes. The Company recorded a $0.9 million provision for income taxes for the quarter ended March 31, 2012 representing an effective tax rate of 32.1% for income taxes compared to 38.7% for the quarter ended March 31, 2011. The decrease in the effective tax rate is primarily a result of the impact of certain items that are deductible but not expensed, including a manufacturer’s deduction, as well as the increase in the statutory rate from 34% to 35% during the quarter ended March 31, 2011. The Company believes that it is more probable than not that the recorded estimated deferred tax asset benefits and state operating loss carry-forwards will be realized except for the amount for which a valuation allowance has been provided. The statutory tax rate of 35% for U.S. federal taxes was in effect for the three month periods ended March 31, 2012 and 2011.

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

OMEGA PROTEIN CORPORATION

At March 31, 2012, the Company had an unrestricted cash balance of $46.7 million, a decrease of $4.7 million from December 31, 2011. This decrease was primarily due to expenditures made in preparation for the upcoming 2012 fishing season, capital spending and debt payments, and was partially offset by the sale of inventory. Omega Protein’s annual revenues and its resulting liquidity are highly dependent on annual fish catch, production yields, selling prices for its products and inventories available for sale. Omega Protein’s average selling prices for its products for three months ended March 31, 2012 were 2.3% higher than its average selling prices for the year ended December 31, 2011. Additionally, Omega Protein experienced a 3.6% higher per unit cost of sales during the three months ended March 31, 2012 as compared to the year ended December 31, 2011.

The aggregate amount of the Company’s outstanding indebtedness as of March 31, 2012 was approximately $29.6 million compared to approximately $30.3 million as of December 31, 2011. The Company has a moderately leveraged financial structure which could limit its financial flexibility. In particular, the Company will be required to use a portion of its cash flows to pay principal and interest on its debt, which will reduce the amount of money the Company has for operations, capital expenditures, expansion, acquisitions or general corporate or other business activities. In addition, the covenants contained in the Company’s debt agreements limit its ability to borrow money in the future for acquisitions, capital expenditures or to meet the Company’s operating expenses or other general corporate obligations See “Risk Factors—The Company has a moderate amount of indebtedness, which may adversely affect its ability to operate its business, remain in compliance with debt covenants and make payments on its debt” in the Company’s 2011 Form 10-K.

The Company has or had contracted through energy swap derivatives for approximately 67%, 4% and 0% of its budgeted 2012, 2013 and 2014 energy use, respectively.

Source of Capital: Operations

Net cash flow provided by operating activities decreased from approximately $27.4 million for the three months ended March 30, 2011 to $4.0 million for the three months ended March 31, 2012. The decrease in operating cash flow is primarily attributable to decreased revenue associated with decreased sales volumes of 38% of Omega Protein’s inventory. Additionally, receivables increased during the first quarter of 2012 as compared to the first quarter of 2011.

Source of Capital: Debt

Net financing activities (used) provided cash of $(1.1) million and $3.1 million during the three month periods ended March 31, 2012 and 2011, respectively. The three month period ended March 31, 2012 included $0.8 million in debt and capital lease principal payments and $0.3 million of debt issuance costs. The three month period ended March 31, 2011 included $3.9 million in proceeds and tax effects received from stock options exercised and $0.8 million in debt and capital lease principal payments.

In December 2005, pursuant to the Title XI program, the United States Department of Commerce Fisheries Finance Program (the “FFP”) approved a second financing application made by the Company in the amount of $16.4 million (the “Second Approval Letter”), of which $6.3 million was funded in 2007. In September 2009, the Company submitted a $10.0 million financing request under the remaining Second Approval Letter. The Company closed on the $10.0 million financing request on June 1, 2010. On June 20, 2011, the FFP approved a third financing application made by the Company in the amount of $10.0 million (the “Third Approval Letter”). To date, the Company has not submitted any financing requests under the Third Approval Letter. As of March 31, 2012, the Company had approximately $29.6 million of borrowings outstanding under Title XI and was in compliance with all of the covenants contained therein.

On March 21, 2012, the Company entered into an Amended and Restated Loan Agreement (the “Loan Agreement”) with Wells Fargo Bank, National Association, as administrative agent (the “Agent”) for the lenders (currently Wells Fargo Bank, National Association and JP Morgan Chase Bank, N.A.) (collectively, the “Lenders”) pursuant to which the Lenders agreed to extend credit to the Company in the form of loans (each a “Loan” and collectively, the “Loans”) on a revolving basis of up to $60.0 million (the “Commitment”). The Commitment includes a sub-facility for swingline loans up to an amount not to exceed $5.0 million, a sub-facility for standby letters of credit up to an amount not to exceed $15.0 million and an accordion feature that allows the Company to increase the amount of the Commitment up to an additional $10.0 million, subject to the further commitments of the Lenders and other customary conditions precedent. The Loan Agreement amended and restated the Company’s existing senior secured credit facility with Wells Fargo Bank, National Association. On the Closing Date, no amounts were outstanding under the existing senior secured credit facility and approximately $3.3 million in letters of credit were issued primarily in support of the Company’s worker’s compensation insurance programs.

As of March 31, 2012, the Company recognized $0.4 million in deferred debt issuance costs associated with the Loan Agreement on the Unaudited Condensed Consolidated Balance Sheet.

OMEGA PROTEIN CORPORATION

At the election of the Company, any Loans will bear interest at the lesser of (a) the Base Rate (defined as a fluctuating rate equal to the highest of: (x) the rate of interest most recently announced by Agent as its “prime rate,” (y) a rate determined by Agent to be 1.50% above daily one month LIBOR (except during certain periods of time), and (z) the Federal Funds Rate plus 1.00%) plus the Applicable Margin (as defined in the Loan Agreement), (b) a rate per annum determined by Agent to be equal to LIBOR in effect for the applicable interest period plus the Applicable Margin, or (c) the Maximum Rate (as defined in the Loan Agreement).

All obligations of the Company under the Loan Agreement are secured by a first and superior lien (subject to Permitted Liens, as defined in the Loan Agreement) against any and all assets of the Company (other than certain excluded property, including property pledged to secure federal Fisheries Finance Program loans).

The Loan Agreement requires the Company to comply with various affirmative and negative covenants affecting the Company’s businesses and operations. In addition, the Loan Agreement requires the Company to comply with the following financial covenants:

•

The Company is required to maintain on a consolidated basis Tangible Net Worth equal to at least the sum of the following: (a) $150,000,000, plus (b) 50% of net income (if positive, with no deduction for losses) earned in each quarterly accounting period commencing after June 30, 2011, plus (c) 100% of the net proceeds from any Equity Interests (as defined in the Loan Agreement) issued after the date of the Loan Agreement, plus (d) 100% of any increase in stockholders’ equity resulting from the conversion of debt securities to Equity Interests after the Closing Date.

•	The Company is required to maintain on a consolidated basis an Asset Coverage Ratio (as defined in the Loan Agreement) of at least 2.50 to 1.00.

•	The Company is required to maintain a positive Adjusted Profitability (as defined in the Loan Agreement), measured on a trailing four quarters basis.

All Loans and all other obligations outstanding under the Loan Agreement shall be payable in full on March 21, 2017.

As of March 31, 2012 and December 31, 2011, the Company was in compliance with all covenants under its respective bank loan agreements on those dates and expects to be in compliance during the next fiscal year. The Company has no off-balance sheet arrangements other than normal operating leases and standby letters of credit. For a more detailed description of the Loan Agreement, see the Company’s Current Report on Form 8-K filed with the SEC on March 22, 2012.

Use of Capital: Operations

Net investing activities used cash of $7.6 million and $5.4 million for the three month periods ended March 31, 2012 and 2011, respectively. The Company’s investing activities consist mainly of acquisition costs and capital expenditures for equipment purchases, replacements, vessel refurbishments, and fish oil refining processes. The Company made capital expenditures of approximately $8.3 million and $3.4 million, for the three month periods ended March 31, 2012 and 2011, respectively. The Company anticipates making an additional $15 million to $17 million in capital expenditures during the remainder of 2012 primarily for the construction and refurbishment of vessels and plant assets and for the repair of certain equipment. Investing activities for the three months ended March 31, 2011 also includes $2.1 million of final closing payments related to the Cyvex acquisition which took place in December 2010.

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

In September 2011, the Company acquired all of the outstanding equity of InCon Processing in a cash transaction pursuant to the terms of an equity purchase agreement. InCon is now a wholly owned subsidiary of the Company and is included in the Company’s consolidated financial statements.

OMEGA PROTEIN CORPORATION

Use of Capital: Contractual Obligations

The following tables aggregate information about the Company’s contractual cash obligations and other commercial commitments (in thousands) as of March 31, 2012:

	Payments Due by Period
		Less than	1 to 3	3 to 5	After 5
Contractual Cash Obligations	Total	1 year	years	years	years
Long-term debt	$29,574	$3,053	$6,040	$5,479	$15,002
Capital lease obligation	666	537	129	—	—
Interest on long-term debt and capital lease obligation (1)	10,003	1,849	2,999	2,254	2,901
Operating lease obligations	7,028	2,344	3,554	702	428
Pension Funding (2)	11,684	2,456	4,536	2,936	1,756

Total Contractual Cash Obligations	$58,955	$10,239	$17,258	$11,371	$20,087

(1)	Consists primarily of contractual interest payments for U.S. government guaranteed obligations (Title XI loans) due in installments through 2025 at interest rates from 5.7% to 7.6% and interest payments related to capital lease agreements to lease two barges through 2013
(2)	Represents estimated future funding requirements based on the expected return on plan assets, benefit payments and assumptions regarding discount rates

The Company believes that the existing cash, cash equivalents, cash flow from operations and funds available through the Loan Agreement and/or Title XI indebtedness described above will be sufficient to meet its working capital and capital expenditure requirements through the next twelve months.

There have been no significant changes to the Company’s contractual cash obligations during the quarterly period ending March 31, 2012.

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

The Company’s Corporate Governance Guidelines, Code of Business Conduct and Ethics, Code of Ethics for Financial Professionals, as well as the Charters for the Board’s Audit Committee, Compensation Committee, Corporate Governance and Nominating Committee and Scientific Committee, are available at the Company’s website. These Guidelines, Codes and Charters are not incorporated by reference into this report and do not constitute part of this report. The Company will provide a copy of these documents to any stockholder upon request.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk associated with diesel, Bunker C fuel oil and natural gas. To partially mitigate this risk, the Company has forward purchased a portion of its expected diesel, Bunker C fuel oil and natural gas usage for 2012 and 2013. The Company is currently exposed to market risk associated with increases in natural gas, Bunker C fuel oil, and diesel prices related to the portion not covered by swaps for 2012 and 2013.

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

In March 2010, the Company was named as one of the defendants in a lawsuit filed in the Superior Court of the State of California, County of San Francisco, by Chris Manthey, Benson Chiles and Mateel Environmental Justice Foundation (the “Proposition 65 Matter”). The other defendants in the lawsuit are CVS Pharmacy, Inc., General Nutrition Corporation, NOW Health Group, Inc., Pharmavite LLC, Rite Aid Corporation, Solgar, Inc., and Twinlab Corporation. Mateel Environmental Justice Foundation later dismissed all of its claims in the lawsuit. The plaintiffs allege that fish oil dietary supplements produced by the defendants do not have adequate warnings regarding possible exposure to polychlorinated biphenyls (PCBs) as required by Proposition 65 under California law, and request that the court grant injunctive relief and award monetary civil penalties. The Company’s total fish oil supplement sales in the State of California since inception have been immaterial. The Company believes that its products comply fully with federal law promulgated by the U.S. Food & Drug Administration, standards of the European Commission and state law, including California, and intends to vigorously defend the lawsuit. The Company does not believe that the resolution of this lawsuit will have a material adverse effect on the Company’s results of operations, cash flows or financial position. As of March 31, 2012, the Company has a $0.2 million reserve related to this lawsuit.

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

The Company spent approximately $3.0 million during 2011 to make the above improvements and repairs to the Reedville fleet. The Company is evaluating the vessels in its Gulf fleet based on the review of its Reedville vessels. Based on the results of that evaluation, it is likely that the Company will incur additional costs to make improvements and repairs to its Gulf fleet.

The U.S. Attorney’s Office for the Eastern District of Virginia is reviewing both the results of the Coast Guard’s inspection of the Reedville fleet and the EPA request for information, and is currently evaluating whether any civil or criminal enforcement action is warranted. The U.S. Attorney’s Office has indicated that some form of civil and/or criminal disposition is under consideration, but no specific disposition has yet been determined and the Company’s discussions with that Office are ongoing. Depending on the specific details of that disposition, it is possible that the disposition could have an adverse effect on the Company’s business, results of operations or financial condition. During 2011, the Company expensed approximately $0.5 million related to this matter. During the first three months of 2012, the Company recognized $0.2 million in additional expenses related to this matter and as of March 31, 2012, the Company has recorded a $0.3 million reserve.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Form 10-K for the fiscal year ended December 31, 2011 except as follows.

Possible restrictions on the Company’s fish catch may occur depending on the resolution of a Company waiver request with the U.S. Coast Guard. As previously disclosed, in February 2011 the United States Coast Guard conducted inspections of the Company’s vessels at its Reedville, Virginia facility regarding the vessels’ bilge water management practices. Based on the results of those inspections and subsequent communications with the Coast Guard, the Company conducted a survey of its Reedville, Virginia fishing fleet to determine compliance with applicable laws and regulations. Following the Company’s completion of certain improvements and repairs, the Coast Guard inspected the Reedville vessels and the Coast Guard approved the Reedville vessels for operation during the 2011 fishing season.

The Company is continuing to evaluate its Gulf fleet vessels based on its review of its Reedville vessels and Coast Guard regulations, as well as discussions with the Coast Guard. Based on the results of that evaluation, it is likely that the Company will incur additional costs to make improvements and repairs to its Gulf fleet. In connection with that evaluation, the Company has made the interim decision for at least the early part of the 2012 fishing season to conduct both its Atlantic and Gulf fishing operations within 12 nautical miles of shore, pending the resolution of a waiver that the Company has requested from the Coast Guard regarding the use of certain vessel equipment applicable to “ocean-going vessels” (as defined by Coast Guard regulations) that operate beyond the 12 nautical mile limit. This interim 12 nautical mile restriction will limit the Company’s fishing grounds and it is possible it could have a material adverse effect on the Company’s fish catch, business, results of operations or financial condition.

The U.S. Attorney’s Office is reviewing an EPA information request and a Coast Guard investigation. The U.S. Attorney’s Office for the Eastern District of Virginia is reviewing both the results of the previously disclosed Coast Guard inspection of the Reedville fleet and the EPA request for information, and is currently evaluating whether any civil or criminal enforcement action is warranted. The U.S. Attorney’s Office has indicated that some form of civil and/or criminal disposition is under consideration, but no specific disposition has yet been determined and the Company’s discussions with that Office are ongoing. Depending on the specific details of that disposition, it is possible that the disposition could have an adverse effect on the Company’s business, results of operations or financial condition.

Legislation introduced in the North Carolina legislature may ban menhaden fishing in North Carolina state waters. In 2012, legislation was introduced in the General Assembly of North Carolina that would ban the commercial fishing of menhaden using purse seine netting in North Carolina state waters. In 2011, the Company caught approximately 1.6% of its total 2011 fish catch in North Carolina state waters. The Company cannot predict the outcome of this legislation.

OMEGA PROTEIN CORPORATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description of Exhibit

10.1	Amended and Restated Employment Agreement between Omega Protein Corporation and Joseph L. von Rosenberg III dated as of January 1, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2012).

10.2	Employment Agreement between Omega Protein Corporation and Bret Scholtes dated as of January 1, 2012 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2012).

10.3	Employment Agreement between Omega Protein Corporation and Andrew Johannesen dated as of January 1, 2012 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2012).

10.4	Employment Agreement between Omega Protein Corporation and Dr. Mark Griffin dated as of January 1, 2012 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2012).

10.5	Non-Statutory Stock Option Agreement for Dr. Jonathan Shepherd dated as of January 1, 2012 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2012)

10.6	Restricted Stock Agreement for Bret D. Scholtes dated as of January 1, 2012 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2012).

10.7	Amended and Restated Loan Agreement dated as of March 21, 2012 by and among Omega Protein Corporation, Omega Protein, Inc., Wells Fargo Bank, National Association and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 22, 2012).

10.8	Amended and Restated Revolving Credit Note dated as of March 21, 2012 executed by Omega Protein Corporation and Omega Protein, Inc. and made payable to Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 22, 2012).

10.9	Revolving Credit Note dated as of March 21, 2012 executed by Omega Protein Corporation and Omega Protein, Inc. and made payable to JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 22, 2012).

OMEGA PROTEIN CORPORATION

10.10	Swingline Note dated as of March 21, 2012 executed by Omega Protein Corporation and Omega Protein, Inc. and made payable to Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on March 22, 2012).

10.11	Amended and Restated Guaranty Agreement dated as of March 21, 2012 by Protein Finance Company, Omega Shipyard, Inc., Protein Industries, Inc., Cyvex Nutrition, Inc., and InCon Processing, L.L.C. in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on March 22, 2012).

10.12	Amended and Restated Security and Pledge Agreement dated as of March 21, 2012 among Omega Protein Corporation, Omega Protein, Inc., Protein Finance Company, Omega Shipyard, Inc., Protein Industries, Inc., Cyvex Nutrition, Inc., and InCon Processing, L.L.C. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on March 22, 2012).

10.13	Amended and Restated First Preferred Fleet Mortgage dated as of March 21, 2012 given by Omega Protein, Inc. to Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on March 22, 2012).

10.14	Supplement No. 1 to Amended and Restated First Preferred Fleet Mortgage dated as of March 21, 2012 given by Omega Protein, Inc. to Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on March 22, 2012).

10.15	Amended and Restated Assignment of Insurances dated as of March 21, 2012 Omega Protein Corporation and Omega Protein, Inc. to Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on March 22, 2012).

10.16	Amended and Restated Aircraft Security Agreement dated as of March 21, 2012 among Omega Protein Corporation, Omega Protein, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the SEC on March 22, 2012).

10.17	Supplement No. 1 to Amended and Restated Aircraft Security Agreement dated as of March 21, 2012 among Omega Protein Corporation, Omega Protein, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed with the SEC on March 22, 2012).

10.18	Modification to Multiple Indebtedness Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated as of March 21, 2012 executed by Omega Protein, Inc., in favor of Wells Fargo Bank, National Association (St. Mary Parish, Louisiana) (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed with the SEC on March 22, 2012).

10.19	Modification to Deed of Trust, Assignment of Lease and Rents, Security Agreement and Fixture Filing dated as of March 21, 2012 executed by Omega Protein, Inc. in favor of Victor N. Tekell, as Trustee, and Wells Fargo Bank, National Association (Jackson County, Mississippi) (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed with the SEC on March 22, 2012).

10.20	Modification to Deed of Trust, Assignment of Lease and Rents, Security Agreement and Fixture Filing dated as of March 21, 2012 executed by Omega Protein, Inc. in favor of American Securities Company of Missouri, a Missouri corporation, as Trustee, and Wells Fargo Bank, National Association (City of St. Louis, Missouri) (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed with the SEC on March 22, 2012).

OMEGA PROTEIN CORPORATION

10.21	Modification to Deed of Trust, Assignment of Lease and Rents, Security Agreement and Fixture Filing dated March 21, 2012 executed by Omega Protein, Inc. in favor of Richard Lowndes Burke and Jenny P. Jones, residents of Virginia, as Trustee, and Wells Fargo Bank, National Association (Northumberland County, Virginia) (incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed with the SEC on March 22, 2012).

10.22	Allonge to the Unsecured Promissory Note dated as of January 1, 2000, issued by Omega Protein, Inc. in favor of Protein Finance Company (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed with the SEC on March 22, 2012).

31.1	Rule 13a-14(a)/15d-14(a) Certification for Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification for Chief Financial Officer.

32.1	Section 1350 Certification for Chief Executive Officer.

32.2	Section 1350 Certification for Chief Financial Officer.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.PRE	XBRL Taxonomy Presentation Linkbase Document.

*101.LAB	XBRL Taxonomy Label Linkbase Document.

*101.CAL	XBRL Taxonomy Calculation Linkbase Document.

*101.DEF	XBRL Definition Linkbase Document.

*	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under those Sections.

OMEGA PROTEIN CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMEGA PROTEIN CORPORATION
(Registrant)

May 2, 2012	By:	/s/ Andrew C. Johannesen
(Executive Vice President, Chief Financial Officer)