Form 10-Q
period 2012-06-30
OMEGA PROTEIN CORP
filed 2012-08-07
CIK 1053650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

[   ]                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From __________ to __________.

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
Yes  X    No___.

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  X   No ___.

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

       Large accelerated filer ☐                                                Accelerated filer ☒                                          Non-accelerated filer ☐                 Small reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes         No  X  .

Number of shares outstanding of the Registrant's Common Stock, par value $0.01 per share, on August 1, 2012:  19,682,635.

OMEGA PROTEIN CORPORATION

OMEGA PROTEIN CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
(Dollars in thousands)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements and Notes

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$21,875	$51,391
Receivables, net	29,523	16,788
Inventories	83,546	64,893
Deferred tax asset, net	36	1,784
Prepaid expenses and other current assets	7,378	2,238

Total current assets	142,358	137,094

Other assets, net	8,810	5,423
Property, plant and equipment, net	128,945	122,512
Goodwill and other intangible assets, net	12,639	12,801

Total assets	$292,752	$277,830

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$3,101	$2,992
Current portion of capital lease obligation	534	517
Accounts payable	3,425	3,779
Accrued liabilities	31,167	19,818
Total current liabilities	38,227	27,106
Long-term debt, net of current maturities	25,724	27,302
Capital lease obligation, net of current portion	8	268
Energy swap liability, net of current portion	218	113
Deferred tax liability, net	13,577	13,900
Pension liabilities, net	9,864	10,868
Other long-term liabilities	1,774	1,712

Total liabilities	89,392	81,269
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 authorized shares; none issued	—	—
Common Stock, $0.01 par value; 80,000,000 authorized shares; 19,679,597 and 19,568,851 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	195	194
Capital in excess of par value	127,083	124,817
Retained earnings	86,569	82,229
Accumulated other comprehensive loss	(10,487)	(10,679)

Total stockholders’ equity	203,360	196,561

Total liabilities and stockholders’ equity	$292,752	$277,830

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OMEGA PROTEIN CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	$45,024	$44,230	$84,721	$100,632
Cost of sales	38,177	29,487	68,982	70,196
Gross profit	6,847	14,743	15,739	30,436

Selling, general, and administrative expense	5,513	4,767	11,031	9,618
Research and development expense	518	499	1,119	984
Proceeds/gains resulting from Gulf of Mexico oil spill disaster	—	(26,177)	—	(26,177)
Other proceeds/gains resulting from natural disaster, net – 2005 storms	—	(787)	—	(787)
(Gain) loss on disposal of assets	(3,385)	468	(3,782)	450
Operating income	4,201	35,973	7,371	46,348
Interest income	3	10	10	28
Interest expense	(301)	(528)	(697)	(1,142)
Other expense, net	(102)	(54)	(188)	(114)
Income before income taxes	3,801	35,401	6,496	45,120

Provision for income taxes	1,291	12,496	2,156	16,261
Net income	2,510	22,905	4,340	28,859

Other comprehensive income (loss):

Energy swap adjustment, net of tax (benefit) expense of ($556), ($482), ($162) and $469, respectively	(1,031)	(998)	(300)	849
Pension benefits adjustment, net of tax (benefit) expense of $132, ($82), $265 and $18, respectively	245	195	492	389
Comprehensive income	$1,724	$22,102	$4,532	$30,097
Basic earnings per share	$0.13	$1.18	$0.22	$1.51
Weighted average common shares outstanding	19,613	19,343	19,604	19,112

Diluted earnings per share	$0.13	$1.14	$0.22	$1.45
Weighted average common shares and potential common share equivalents outstanding	20,019	20,141	20,049	19,866

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OMEGA PROTEIN CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$4,340	$28,859
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,798	8,007
Other proceeds/gains resulting from natural disaster, net – 2005 storms	—	(787)
(Gain) loss on disposal of assets	(3,782)	450
Provisions for losses on receivables	24	24
Share based compensation	1,796	1,483
Deferred income taxes	1,531	7,895
Changes in assets and liabilities:
Receivables	(12,819)	(9,065)
Inventories	(18,653)	(7,078)
Prepaid expenses and other current assets	(5,497)	(1,561)
Other assets	(3,652)	(5,954)
Accounts payable	(354)	(402)
Accrued liabilities	11,349	13,918
Pension liability, net	(511)	(353)
Other long term liabilities	62	—
Net cash (used in) provided by operating activities	(17,368)	35,436
Cash flows from investing activities:
Proceeds from disposition of assets	5,811	298
Acquisition of InCon, purchase price adjustment	181	—
Acquisition of Cyvex, net of cash acquired	—	(2,086)
Capital expenditures	(16,510)	(9,146)
Net cash used in investing activities	(10,518)	(10,934)
Cash flows from financing activities:
Principal payments of long-term debt	(1,469)	(1,481)
Principal payments of capital lease obligation	(243)	(241)
Debt issuance costs	(389)	—
Proceeds from stock options exercised	437	2,858
Excess tax benefit of stock options exercised	34	1,908
Net cash (used in) provided by financing activities	(1,630)	3,044
Net (decrease) increase in cash and cash equivalents	(29,516)	27,546
Cash and cash equivalents at beginning of year	51,391	19,784
Cash and cash equivalents at end of period	$21,875	$47,330

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

In the opinion of management the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the Company’s consolidated financial position as of June 30, 2012, and the results of its operations for the three and six month periods ended June 30, 2012 and 2011 and its cash flows for the six month periods ended June 30, 2012 and 2011.  Operating results are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

OMEGA PROTEIN CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Gulf of Mexico Oil Spill Disaster

In 2010, the Company accounted for $18.7 million in payments received during September and October 2010 related to damages incurred from the Gulf of Mexico oil spill disaster in its inventory and cost of sales.  The payments partially reduced cost of sales by 10.2%, or $3.0 million for the three months ended June 30, 2011 and 11.7%, or $8.2 million for the six months ended June 30, 2011. In April 2011, the Company agreed to a final settlement of all of its claims for costs and damages incurred as a result of the oil spill caused by the Deepwater Horizon explosion on April 20, 2010.  For additional information, see Note 3 – Gulf of Mexico Oil Spill Disaster.

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

Business Interruption Insurance Proceeds

During the three and six months ended June 30, 2012, the Company received approximately $0.3 million in proceeds, net of deductible, from its business interruption insurance coverage provider related to an incident causing downtime at one of its Gulf of Mexico production facilities in September 2011.  The proceeds were calculated based on lost inventory production as well as a small amount of excess costs incurred by the Company as a result of the incident.  Given that the Company experienced a slight decrease in production as a result of the incident, the proceeds related to lost inventory production were recognized as an increase in revenues and the proceeds related to excess costs were recognized as a reduction in cost of goods sold.

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

OMEGA PROTEIN CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The total interest expense associated with the interest rate swap transactions was $0 and $14,700 for the three months ended June 30, 2012 and 2011, respectively, and $145 and $28,100 for the six months ended June 30, 2012 and 2011, respectively.

Energy Swap Agreements

The Company does not enter into financial instruments for trading or speculative purposes.  During 2012, 2011 and 2010, Omega Protein entered into energy swap agreements to manage portions of its cash flow exposure related to the volatility of natural gas, diesel and fuel oil energy prices for its fish meal and fish oil production operations. The swaps effectively fix pricing for the quantities listed below during the consumption periods.

Energy swap balances at June 30, 2012:
Energy Swap	Consumption Period			Quantity	Price Per Unit	Energy Swap Asset/(Liability) as of June 30, 2012	Deferred Tax Asset/(Liability) as of June 30, 2012
Diesel - NYMEX Heating Oil Swap	July	-	November, 2012	2,164,500 Gallons	$2.87	$(267,000)	$93,500
Natural Gas - NYMEX Natural Gas Swap	July	-	October, 2012	337,777 MMBTUs	$4.00	(401,000)	140,400
Fuel Oil - No.6 1.0% NY-Platts Swap	July	-	November, 2012	1,251,390 Gallons	$2.32	(132,600)	46,400
Diesel - NYMEX Heating Oil Swap	May	-	November, 2013	972,000 Gallons	$2.85	(96,400)	33,700
Natural Gas - NYMEX Natural Gas Swap	April	-	October, 2013	312,000 MMBTUs	$4.06	(160,400)	56,100
Fuel Oil - No.6 1.0% NY-Platts Swap	May	-	November, 2013	676,200 Gallons	$2.26	(50,800)	17,800
						$(1,108,200)	$387,900

Energy swap balances at December 31, 2011:
Energy Swap	Consumption Period			Quantity	Price Per Unit	Energy Swap Asset (Liability) as of December 31, 2011	Deferred Tax Asset (Liability) as of December 31, 2011
Diesel - NYMEX Heating Oil Swap	May	-	November, 2012	2,779,000 Gallons	$2.87	$(56,200)	$19,700
Natural Gas - NYMEX Natural Gas Swap	April	-	October, 2012	308,000 MMBTUs	$4.90	(507,000)	177,400
Fuel Oil – No.6 1.0% NY-Platts Swap	May	-	November, 2012	1,584,240 Gallons	$2.33	29,700	(10,400)
Natural Gas - NYMEX Natural Gas Swap	April	-	October, 2013	104,000 MMBTUs	$5.00	(113,100)	39,600
						$(646,600)	$226,300

As of June 30, 2012 and December 31, 2011, Omega Protein has recorded a long-term liability of $217,800 and $113,100, respectively, net of the current portion included in accrued liabilities of $890,400 and $533,500, respectively, to recognize the fair value of energy swap derivatives. The effective portion of the change in fair value from inception to June 30, 2012 is recorded in “accumulated other comprehensive loss” in the Company’s consolidated financial statements.  The following table illustrates the changes recorded, net of tax, in accumulated other comprehensive loss resulting from the energy swap agreements.

OMEGA PROTEIN CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Beginning balance	$311	$2,352	$(420)	$505
Net (gain) loss, net of tax, reclassified to unallocated inventory cost pool	261	(498)	261	(498)
Net change associated with current period swap transactions, net of tax	(1,292)	(500)	(561)	1,347
Ending balance	$(720)	$1,354	$(720)	$1,354

The $0.7 million reported in accumulated other comprehensive loss as of June 30, 2012 will be reclassified to the unallocated inventory cost pool in the period when the energy consumption takes place.  The amount to be reclassified, net of taxes, during the next 12 months is expected to be approximately $0.6 million.

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

Construction Contract

Omega Shipyard is engaged in a single fixed price construction contract with a third party that is expected to be completed in the fourth quarter of 2012.  The contract calls for revenue to be billed as milestones are attained based on the total estimated construction cost.  The Company recognizes revenue and expenses related to the contract on a percentage of completion basis based on a ratio that costs incurred to date bear to total projected costs.  If at any time the Company projects a loss on a construction contract, the estimated total loss is immediately recognized once it is deemed probable to occur.

During the quarter ended June 30, 2012, Omega Shipyard revised its total estimated construction costs such that the Company expects to have gross loss upon completion.  As a result, gross profit recognized on the contract in previous quarters was reversed and the full extent of the expected loss was recognized during the quarter ended June 30, 2012.  For the three and six months ended June 30, 2012, the Company incurred gross losses of $0.6 million and $0.3 million, respectively, with respect to the construction contract.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss included in stockholders’ equity are as follows:

	June 30, 2012	December 31, 2011
	(in thousands)
Fair Value of Energy Swaps, net of tax benefit of $388 as of June 30, 2012 and $226 as of December 31, 2011	$(720)	$(420)
Pension Benefits Adjustments, net of tax benefit of $5,259 as of June 30, 2012 and $5,524 as of December 31, 2011	(9,767)	(10,259)
Accumulated Other Comprehensive Loss	$(10,487)	$(10,679)

Recently Issued Accounting Standards

In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities.  The standard requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.  The amendments in this update will enhance disclosures required by U.S. GAAP by requiring improved information about financial instruments and derivative instruments to help reconcile differences in the offsetting requirements under U.S. GAAP and International Financial Reporting Standards (IFRS).  The amendments are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.  The Company is evaluating the impact, if any, the adoption of this standard will have on its consolidated financial statements.

OMEGA PROTEIN CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment.  The revised standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities the option of performing a qualitative assessment to determine whether further impairment testing is necessary.  The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The Company’s adoption of FASB ASU No. 2011-08 effective January 1, 2012 did not have an impact on the Company’s consolidated results of operations, financial position and related disclosures.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income.  The standard eliminates the current option to report other comprehensive income and its components in the statement of changes in equity.  An entity may present items of net income and other comprehensive income in one continuous statement, or in two separate, but consecutive statements.  The change is intended to enhance comparability between entities that report under U.S. GAAP and those that report under International Financial Reporting Standards (IFRS), and to provide a more consistent method of presenting non-owner transactions that affect an entity’s equity.  The guidance is effective as of the beginning of a fiscal year that begins after December 15, 2011, which corresponds to the Company’s first fiscal quarter beginning January 1, 2012.  However, in December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which deferred the guidance on whether to require entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement where net income is presented and the statement where other comprehensive income is presented for both interim and annual financial statements. ASU 2011-12 reinstated the requirements for the presentation of reclassifications that were in place prior to the issuance of ASU 2011-05 and did not change the effective date for ASU 2011-05. For public entities, the amendments in ASU 2011-05 and ASU 2011-12 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and should be applied retrospectively. The Company’s adoption of these standards effective January 1, 2012 did not have an impact on the Company’s consolidated results of operations, financial position and related disclosures.

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

Net income for the three months ended June 30, 2012 and 2011 includes $0.7 million and $0.8 million ($0.5 million and $0.5 million after-tax), respectively, of stock-based compensation costs related to stock options.  Net income for the six months ended June 30, 2012 and 2011 includes $1.5 million and $1.5 million ($1.0 million and $1.0 million after-tax), respectively, of stock-based compensation costs related to stock options.  The stock-based compensation costs related to stock options are recorded primarily in selling, general and administrative expenses in the unaudited condensed consolidated statement of comprehensive income.  As of June 30, 2012 there was $2.2 million ($1.4 million after-tax) of total unrecognized compensation costs related to non-vested stock options that is expected to be recognized over a weighted-average period of 0.9 years, of which $1.6 million ($1.0 million after-tax) of total stock option compensation is expected to be recognized during the remainder of fiscal year 2012.

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

During the six month periods ended June 30, 2012 and 2011, the Company issued 25,000 shares and 0 shares, respectively, of restricted stock under the 2006 Incentive Plan.  The Company’s compensation expense related to restricted stock was approximately $0.1 million and $0 ($0.1 million and $0 after-tax) for the three months ended June 30, 2012 and 2011, respectively, and $0.3 million and $0 ($0.2 million and $0 after-tax) for the six months ended June 30, 2012 and 2011, respectively, which is primarily reflected in selling, general and administrative expenses in the unaudited condensed consolidated statement of comprehensive income.  As of June 30, 2012, there was approximately $1.4 million ($0.9 million after tax) of unrecognized compensation cost related to non-vested restricted stock that is expected to be recognized over a weighted-average period of 2.4 years, of which $0.3 million ($0.2 million after-tax) of total restricted stock compensation is expected to be recognized during the remainder of fiscal year 2012.

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

At closing, the Company paid an aggregate cash purchase price for the equity of InCon of $8.7 million, utilizing cash on hand, and also paid $0.6 million representing InCon’s estimated working capital on the closing date.  The working capital portion of the purchase price was subject to a post-closing adjustment to account for differences between estimated working capital and actual working capital of InCon as of the closing date.  During the six months ended June 30, 2012, the Company received a payment from the Sellers of $0.2 million to account for the final working capital adjustment.

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

	Revenues	Net income
	(in thousands)
2011 supplemental pro forma for the three months ended June 30, 2011	$45,618	$23,009
2011 supplemental pro forma for the six months ended June 30, 2011	$103,111	$28,843

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

In September and October 2010, Omega Protein received its first and second emergency payments from the GCCF of $7.3 million and $11.4 million, respectively.  The majority of the first and second emergency payments were credited to the 2010 unallocated inventory cost pool (including off-season costs).  Because both of these payments were included in the cost per unit of production calculation for the 2010 fishing season, cost of sales was partially reduced by 10.2%, or $3.0 million for the three months ended June 30, 2011 and 11.7%, or $8.2 million for the six months ended June 30, 2011.

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

NOTE 4. RECEIVABLES, NET

Receivables are summarized as follows:

	June 30, 2012	December 31, 2011
	(in thousands)
Trade	$19,335	$10,208
Insurance	5,793	4,687
Income tax	4,426	1,919
InCon working capital	—	181
Other	278	78
Total accounts receivable	29,832	17,073
Less allowance for doubtful accounts	(309)	(285)
Receivables, net	$29,523	$16,788

As of June 30, 2012, the insurance receivable includes approximately $3.4 million related to the salvage costs and other related claims incurred by the Company associated with the sinking of the F/V Sandy Point in May 2011.  InCon working capital represents post-closing working capital adjustments resulting from the September 9, 2011 acquisition of InCon.   See Note 14 – Related Party Transactions.

NOTE 5. INVENTORIES

The major classes of inventory are summarized as follows:

	June 30, 2012	December 31, 2011
	(in thousands)
Fish meal	$38,414	$30,738
Fish oil	9,915	14,712
Fish solubles	1,304	1,101
Nutraceutical products	3,107	2,146
Unallocated inventory cost pool (including off-season costs)	20,484	7,443
Other materials and supplies	10,322	8,753
Total inventories	$83,546	$64,893

Inventory at June 30, 2012 and December 31, 2011 is stated at the lower of cost or market.  The elements of June 30, 2012 unallocated inventory cost pool include Omega Protein’s plant and vessel related labor, utilities, rent, repairs and depreciation, to be allocated to inventories produced through the 2012 fishing season.

OMEGA PROTEIN CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

NOTE 6.  PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are summarized below:

	June 30, 2012	December 31, 2011
	(in thousands)
Prepaid insurance	$4,860	$1,808
Selling expenses	1,792	107
Guarantee fees	9	17
Leases	143	105
Costs in excess of billings on certain construction contracts	288	—
Other prepaids and expenses	286	201
Total prepaid expenses and other current assets	$7,378	$2,238

Amounts included in prepaid expenses and other current assets consist primarily of prepaid operating expenses including insurance, rents, and selling expenses.  Prepaid selling expenses are expensed in the period that the related revenue is recognized.

NOTE 7. OTHER ASSETS, NET

Other assets are summarized as follows:

	June 30, 2012	December 31, 2011
	(in thousands)
Fish nets, net of accumulated amortization of $1,812 and $1,175	$1,337	$1,288
Insurance receivable, net of allowance for doubtful accounts	6,632	3,645
Title XI debt issuance costs	317	332
Other debt issuance costs	437	118
Deferred tax receivable, long-term	55	—
Deposits and other	32	40
Total other assets, net	$8,810	$5,423

Amortization expense for fishing nets amounted to approximately $0.3 million and $0.6 million for the three and six months ended June 30, 2012 and 2011, respectively.

As of June 30, 2012 and December 31, 2011, the insurance receivable of $6.6 million and $3.6 million, respectively, primarily relates to Jones Act claims for employees aboard its vessels.  This estimated amount is recorded gross of estimated claims which may be due to claimants and is included in accrued insurance liabilities.

The Company carries insurance for certain losses relating to its fishing unit’s vessels and Jones Act liability for employees aboard its vessels (collectively, “Vessel Claims Insurance”).  The typical Vessel Claims Insurance policy contains a per incident stop loss and an annual aggregate deductible (“AAD”) for which Omega Protein remains responsible, while the insurance carrier is responsible for all applicable amounts which exceed the per incident stop loss and AAD.  It is Omega Protein’s policy to accrue current amounts due and record amounts paid out on each claim.  Once payments exceed the per incident stop loss and AAD, Omega Protein records an insurance receivable for a given policy year, net of allowance for doubtful accounts.  As of June 30, 2012 and December 31, 2011, the allowance for doubtful insurance receivable accounts was $0 million.

NOTE 8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized as follows:

	June 30, 2012	December 31, 2011
	(in thousands)
Land	$7,229	$7,873
Plant assets	137,734	138,025
Fishing vessels	98,435	95,055
Furniture and fixtures	6,582	6,571
Construction in progress	26,070	16,909
Total property and equipment	276,050	264,433
Less accumulated depreciation and impairment	(147,105)	(141,921)
Property, plant and equipment, net	$128,945	$122,512

OMEGA PROTEIN CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Depreciation expense was $4.0 million and $3.6 million for the three months ended June 30, 2012 and 2011, respectively, and $7.9 million and $7.2 million for the six months ended June 30, 2012 and 2011, respectively.

The Company capitalizes interest as part of the acquisition cost of a qualifying asset.  Interest is capitalized only during the period of time required to complete and prepare the asset for its intended use.  For the three month periods ended June 30, 2012 and 2011, the Company capitalized interest of approximately $212,100 and $35,900, respectively.  For the six month periods ended June 30, 2012 and 2011, the Company capitalized interest of approximately $398,100 and $51,900, respectively.

On June 1, 2012, the Company completed the sale of its Morgan City, Louisiana facility.  The property last operated as a processing facility in 1999 but had recently been used primarily as a storage and training facility.  Net cash proceeds from the sale after preparation costs, fees and expenses were approximately $5.1 million.  For the three and six months ended June 30, 2012, the Company recognized a gain on the sale of approximately $3.7 million which is included in gain on disposal of assets in the Company’s statement of comprehensive income.  In addition to the preceding amount, the Company recorded an estimated reserve of $250,000 which the Company will receive as an additional escrow payment from the seller if certain post-closing environmental testing procedures on the property are satisfactorily completed.  To the extent that the escrow amount received differs from the estimated reserve, the Company will recognize additional gain or loss on the sale in subsequent periods.  That difference is not expected to be material.

NOTE 9. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

The following table summarizes the changes in the carrying amount of goodwill resulting from the Company’s acquisitions (in thousands):

	Cyvex	InCon	Total
January 1, 2012	$7,049	$936	$7,985
Acquisitions	—	—	—
June 30, 2012	$7,049	$936	$7,985

InCon Intangibles

The intangible assets, other than goodwill as described above, acquired in the InCon acquisition were as follows (dollars in thousands):

	June 30, 2012	December 31, 2011	Weighted Average Life
Carrying value of intangible assets subject to amortization:
Customer relationships, net	$162	$171	10
Total intangible assets subject to amortization, net	$162	$171
Indefinite life intangible assets – trade names, trade secrets	1,166	1,166
Total intangible assets	$1,328	$1,337

Amortization expense of InCon’s intangible assets for the three and six month periods ended June 30, 2012 was approximately $4,400 and $8,700, respectively. Estimated future amortization expense related to intangible assets is as follows (in thousands):

Remainder of 2012	$9
2013	18
2014	18
2015	18
Thereafter	99
Total estimated future amortization expense	$162

OMEGA PROTEIN CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Cyvex Intangibles

The intangible assets, other than goodwill as described above, acquired in the Cyvex acquisition were as follows (dollars in thousands):

	June 30, 2012	December 31, 2011	Weighted Average Life
Carrying value of intangible assets subject to amortization:
Customer relationships, net	$2,610	$2,763	10
Total intangible assets subject to amortization, net	$2,610	$2,763
Indefinite life intangible assets - trade names	716	716
Total intangible assets	$3,326	$3,479

Amortization expense of Cyvex’s intangible assets for three and six month periods ended June 30, 2012 and 2011 was $77,000 and $154,000, respectively.  Estimated future amortization expense related to intangible assets is as follows (in thousands):

Remainder of 2012	$153
2013	307
2014	307
2015	307
Thereafter	1,536
Total estimated future amortization expense	$2,610

NOTE 10. LONG-TERM DEBT

The Company's long-term debt consisted of the following:

	June 30, 2012	December 31, 2011
	(in thousands)
U.S. government guaranteed obligations (Title XI loans) collateralized by a first lien on certain vessels and certain plant assets:
Amounts due in installments through 2025, interest from 5.7% to 7.6%	$28,733	$30,181
Amounts due in installments through 2014, interest at Eurodollar rates plus 0.5% (0.9% and 0.8% at June 30, 2012 and December 31, 2011, respectively)	92	113
Total debt	28,825	30,294
Less current maturities	(3,101)	(2,992)
Long-term debt	$25,724	$27,302

The Title XI loans are secured by liens on certain of the Company’s fishing vessels and mortgages on the Company’s Reedville, Virginia and Abbeville, Louisiana plants.

On June 20, 2011, pursuant to the Title XI program, the United States Department of Commerce Fisheries Finance Program (the “FFP”) approved a financing application made by the Company in the amount of $10.0 million (the “Approval Letter”).  To date, the Company has not submitted any financing requests under the Approval Letter.

On March 21, 2012, the Company entered into an Amended and Restated Loan Agreement (the “Loan Agreement”) with Wells Fargo Bank, National Association, as administrative agent (the “Agent”) for the lenders (currently Wells Fargo Bank, National Association and JP Morgan Chase Bank, N.A.) (collectively, the “Lenders”) pursuant to which the Lenders agreed to extend credit to the Company in the form of loans (each a “Loan” and collectively, the “Loans”) on a revolving basis of up to $60.0 million (the “Commitment”). The Commitment includes a sub-facility for swingline loans up to an amount not to exceed $5.0 million, a sub-facility for standby letters of credit up to an amount not to exceed $15.0 million and an accordion feature that allows the Company to increase the amount of the Commitment up to an additional $10.0 million, subject to the further commitments of the Lenders and other customary conditions precedent. The Loan Agreement amended and restated the Company’s existing senior secured credit facility with Wells Fargo Bank, National Association. On the Closing Date, no amounts were outstanding under the existing senior secured credit facility and approximately $3.3 million in letters of credit were issued primarily in support of the Company’s worker’s compensation insurance programs. The Company incurred $0.4 million in deferred debt issuance costs associated with the Loan Agreement.

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

As of June 30, 2012, the Company was in compliance with all financial covenants under the Loan Agreement.

All Loans and all other obligations outstanding under the Loan Agreement shall be payable in full on March 21, 2017.  As of June 30, 2012 and December 31, 2011, the Company had no amounts outstanding under the $60 million Loan Agreement and $35 million prior revolving credit facility, respectively, and approximately $3.3 million in letters of credit.  The Company has no off-balance sheet arrangements other than normal operating leases and standby letters of credit.

NOTE 11. CAPITAL LEASE OBLIGATION

On May 29, 2008 and July 10, 2008, Omega Protein entered into capital lease agreements to lease barges for a period of 5 years.  Following is a summary of future minimum payments under the capitalized lease agreements (in thousands):

Remainder of 2012	$567
2013	8
Total minimum lease payments	575
Less amount representing interest	(33)
Present value of minimum payments	542
Less current portion of capital lease obligation	(534)
Long-term capital lease obligation	$8

Assets recorded under capital lease obligations are included in Property, Plant and Equipment, net as follows (in thousands):

	June 30, 2012	December 31, 2011
Fishing vessels and marine equipment, at cost	$2,076	$2,076
Less accumulated depreciation	(1,679)	(1,471)
Property, plant and equipment, net	$397	$605

OMEGA PROTEIN CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

NOTE 12. ACCRUED LIABILITIES

Accrued liabilities are summarized as follows:

	June 30, 2012	December 31, 2011
	(in thousands)
Insurance	$10,997	$8,475
Salary and benefits	8,897	3,638
Trade creditors	6,483	4,908
Taxes, other than federal income tax	1,344	51
Deferred revenue	1,716	361
Fair market value of energy swaps, current portion	890	534
Fair market value of interest rate swap, current portion	—	103
Legal reserves	266	525
Contractual obligations	250	618
Accrued interest	229	251
Other	95	354
Total accrued liabilities	$31,167	$19,818

As of June 30, 2012 and December 31, 2011, deferred revenue was $1.7 million and $0.4 million, respectively, representing payments received from international customers related to revenues which were not recognized until the subsequent period due to revenue recognition criteria.

NOTE 13.  COMMITMENTS AND CONTINGENCIES

Purchase Obligation

In May 2012, the Company entered into a contract to purchase 4,000,000 gallons of renewable diesel oil (“RDO”) beginning in July 2012 through the 2013 fishing season.  The RDO will be utilized in one of the Company’s four fish processing plants.  The contract is priced at a discount to prevailing market prices of the BTU equivalent of Platts NY Harbor 2.2% Sulfur NO.6 Oil as delivery is made throughout the fishing seasons.

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

The annual earn-out payments, if any, will be estimated on a quarterly basis and paid subsequent to year end.  The Company will record the estimated contractual obligation as compensation expense during each year as it is deemed probable that such amount will be payable.  In addition, the earn-out payments are subject to certain reductions associated with future InCon capital expenditures and forfeitures based on termination of employment.  For the six months ended June 30, 2012, the Company has not recorded an annual earn-out estimate.

Legal Contingencies

On May 18, 2011, the Company’s fishing vessel, F/V Sandy Point, was involved in a collision with a commercial cargo vessel, Eurus London. As a result of the collision, the Company’s vessel sank and three Company crew members died.  The Company has filed a limitation action under maritime law to limit its potential liability for the incident to $50,000, the value of the sunken vessel, in the U.S. District Court for the Southern District of Mississippi. Representatives of the three deceased crewmembers, as well as certain other crewmembers, have filed lawsuits against the Company alleging damages under various theories of liability. Any claims arising from the incident are expected to be covered by the Company’s insurance program, subject to customary deductibles, which are not expected to have a material adverse effect on the Company’s business, financial results or results of operations.

OMEGA PROTEIN CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

In conjunction with the sinking of the vessel, the Company recorded a net insurance receivable of approximately $5.9 million related primarily to costs expended salvaging the sunken vessel from the Mississippi ship channel and other claims and a net receivable of $1.8 million related to the insurance value of the vessel.  The $1.8 million receivable related to the vessel value was received in 2011. An additional $2.6 million related to the salvage of the vessel has been received from the Company’s primary insurance carrier, including $0.1 million during the first six months of 2012.  As of June 30, 2012, the Company has an insurance receivable of approximately $3.4 million related to salvaging costs and other claims.

In March 2010, the Company was named as one of the defendants in a lawsuit filed in the Superior Court of the State of California, County of San Francisco, by Chris Manthey, Benson Chiles and Mateel Environmental Justice Foundation.  The plaintiffs allege that fish oil dietary supplements produced by the defendants do not have adequate warnings regarding possible exposure to polychlorinated biphenyls (PCBs) as required by Proposition 65 under California law, and request that the court grant injunctive relief and award monetary civil penalties.  The Company’s total fish oil supplement sales in the State of California since inception have been immaterial and the Company believes that its products comply fully with federal law promulgated by the U.S. Food & Drug Administration, standards of the European Commission and state law, including California.  In July 2012, the Company agreed to settle the lawsuit for $30,000, subject to court approval.

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

In February 2011, the United States Coast Guard conducted inspections of the vessels at the Company’s Reedville, Virginia facility regarding the vessels’ bilge water discharge practices. Based on the results of those inspections and subsequent communications with the Coast Guard, the Company conducted a survey of its Virginia fishing fleet to determine compliance with applicable laws and regulations.  Following the completion of certain improvements and repairs, the Coast Guard inspected the vessels and all but two were approved for full operations prior to the beginning of the 2011 Atlantic fishing season.  The other two vessels were approved for full operations shortly after the beginning of the fishing season and the delay did not materially impact the fleet’s Atlantic fishing operations.

The Company spent approximately $3.0 million during 2011 to make the above improvements and repairs to the Reedville fleet. The Company is evaluating the vessels in its Gulf fleet based on the review of its Reedville vessels.  Based on the results of that evaluation, it is likely that the Company will incur additional costs to make improvements and repairs to its Gulf fleet.  The Company had requested a waiver from the Coast Guard for its Atlantic and Gulf of Mexico fleets regarding the use of certain vessel equipment applicable to “ocean-going vessels” (as defined by Coast Guard regulations) that operate beyond the 12 nautical mile limit and in May 2012 the Coast Guard granted the Company a partial waiver for its 2012 fishing season only that allows the Company to travel, but not fish, outside 12 nautical miles of shore.  If the Coast Guard does not extend the waiver in 2013, the Company will have to restrict its fishing operations to within 12 nautical miles of shore or install additional equipment on its vessels which will result in additional expense.

The U.S. Attorney’s Office for the Eastern District of Virginia is reviewing both the results of the Coast Guard’s inspection of the Reedville fleet and the EPA request for information, and is currently evaluating whether any civil or criminal enforcement action is warranted.  The U.S. Attorney’s Office has indicated that some form of civil and/or criminal disposition is under consideration, but no specific disposition has yet been determined and the Company’s discussions with that Office are ongoing.  Depending on the specific details of that disposition, it is possible that the disposition could have an adverse effect on the Company’s business, results of operations or financial condition.  During the first six months of 2012, the Company recognized $0.3 million in expenses related to this matter and as of June 30, 2012, the Company has recorded a $0.2 million reserve related to legal expenses.

In May 2012, the North Carolina Division of Marine Fisheries in the Department of Environment and Natural Resources issued a proclamation that banned the commercial fishing of menhaden using purse seine netting in North Carolina state waters. This proclamation prohibits the Company’s fishing operations in these state waters.  Federal waters outside the North Carolina three-nautical mile state water limit remain unaffected. In 2011, the Company caught approximately 1.6% of its total 2011 fish catch in North Carolina state waters.

OMEGA PROTEIN CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

NOTE 14. RELATED PARTY TRANSACTIONS

In September 2011, the Company acquired all of the outstanding equity of InCon Processing, L.L.C., (“InCon”), a Delaware limited liability company, in a cash transaction pursuant to the terms of an equity purchase agreement.  The equity of InCon was indirectly held by four individuals (the “Sellers”), three of whom continue to be employed by InCon and manage InCon’s business.  During the six months ended June 30, 2012, the Company received a payment from the Sellers of $0.2 million to account for a final working capital adjustment in conjunction with the acquisition.

The Sellers own and operate privately held businesses with which InCon continues to provide toll distillation services and pilot plant runs, primarily InCon Process Systems and InCon Industries.  The services for these related party transactions are generally invoiced at prevailing market prices.  During the three and six month periods ending June 30, 2012, InCon recorded revenue of approximately $1,400 and $6,600 respectively, from these related parties.  Purchases from these same related parties were approximately $2,500 for the three and six month periods ending June 30, 2012.

NOTE 15. RECONCILIATION OF BASIC AND DILUTED PER SHARE DATA (in thousands except per share date)

	Earnings (Numerator)	Shares (Denominator)	Per Share Data
Three Months Ended June 30, 2012
Net earnings	$2,510	―

Basic earnings per common share:
Earnings available to common shareholders	$2,510	19,613	$0.13

Effect of dilutive securities:
Stock options assumed exercised	―	406

Diluted earnings per common share:
Earnings available to common shareholders plus stock options assumed exercised	$2,510	20,019	$0.13

	Earnings (Numerator)	Shares (Denominator)	Per Share Data
Three Months Ended June 30, 2011
Net Earnings	$22,905	―

Basic earnings per common share:
Earnings available to common shareholders	$22,905	19,343	$1.18

Effect of dilutive securities:
Stock options assumed exercised	―	798

Diluted earnings per common share:
Earnings available to common shareholders plus stock options assumed exercised	$22,905	20,141	$1.14

OMEGA PROTEIN CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)
	Earnings (Numerator)	Shares (Denominator)	Per Share Data
Six Months Ended June 30, 2012
Net earnings	$4,340	―

Basic earnings per common share:
Earnings available to common shareholders	$4,340	19,604	$0.22

Effect of dilutive securities:
Stock options assumed exercised	―	445

Diluted earnings per common share:
Earnings available to common shareholders plus stock options assumed exercised	$4,340	20,049	$0.22

	Earnings (Numerator)	Shares (Denominator)	Per Share Data
Six Months Ended June 30, 2011
Net earnings	$28,859	―

Basic earnings per common share:
Earnings available to common shareholders	$28,859	19,112	$1.51

Effect of dilutive securities:
Stock options assumed exercised	―	754

Diluted earnings per common share:
Earnings available to common shareholders plus stock options assumed exercised	$28,859	19,866	$1.45

Options to purchase 1,311,000 and 1,266,000 shares of common stock at exercise prices ranging from $6.53 to $14.69 per share were outstanding during the three and six months ended June 30, 2012, respectively, but were not included in the computation of diluted earnings per share because the adjusted exercise prices of the options based upon the assumed proceeds were greater than the average market price of the shares during that period.

Options to purchase 135,000 shares of common stock at exercise prices ranging from $13.41 to $14.69 per share were outstanding during the three and six months ended June 30, 2011, respectively, but were not included in the computation of diluted earnings per share because the adjusted exercise prices of the options based upon the assumed proceeds were greater than the average market price of the shares during that period.

NOTE 16. COMPONENTS OF NET PERIODIC BENEFIT COST

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
	(in thousands)				(in thousands)
Service cost	$	―	$	―	$	―	$	―
Interest cost		274		319		548		638
Expected return on plan assets		(326)		(315)		(652)		(630)
Amortization of prior service costs		―		―		―		―
Amortization of net loss		379		294		759		588

Net periodic pension cost		$327		$298		$655		$596

For the six months ended June 30, 2012 and 2011, the Company contributed approximately $0.9 million and $0.7 million, respectively, to the Company’s pension plan. The Company expects to make contributions of $1.4 million to the pension plan during the remainder of 2012.

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

At June 30, 2012, the Company had no borrowings under its bank credit facility and $3.3 million in letters of credit support obligations outstanding. The carrying values and respective fair values of the Company’s long-term debt are presented below (in thousands).  The fair value of the Company’s long-term debt is estimated based on the quoted market prices available to the Company for issuance of similar debt with similar terms and therefore is categorized as Level 2 in the fair value hierarchy.

	June 30, 2012	December 31, 2011
Long-term Debt:
Carrying Value	$28,825	$30,294

Estimated Fair Market Value	$31,916	$33,381

The following tables set forth by level within the fair value hierarchy the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis.  As required by FASB ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	June 30, 2012
	Fair Value Measurements Using					Assets (Liabilities) at
	Level 1		Level 2	Level 3		Fair Value
(in thousands)
Assets (Liabilities)
Energy swap liability	$		$(1,108)	$		$(1,108)
Interest rate swap liability		—	—		—	—
Total Assets (Liabilities)		$—	$(1,108)		$—	$(1,108)

	December 31, 2011
	Fair Value Measurements Using			Assets (Liabilities) at
	Level 1	Level 2	Level 3	Fair Value
(in thousands)
Assets (Liabilities)
Energy swap liability	$—	$(647)	$—	$(647)
Interest rate swap liability	—	—	(103)	(103)
Total Assets (Liabilities)	$—	$(647)	$(103)	$(750)

The following table provides a reconciliation of all assets and (liabilities) measured at fair value on a recurring basis which use Level 3 or significant unobservable inputs or significant value drivers.  There have been no transfers between the hierarchy levels for the periods presented.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3 Inputs) (in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Beginning liability balance	$—	$(549)	$(103)	$(721)

Net loss reclassified into interest expense related to interest rate swap transactions unrealized	—	(14)	—	(27)
Net change associated with current period interest rate swap transactions realized	—	169	103	354

Ending liability balance	$—	$(394)	$—	$(394)

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

Omega Protein operates four menhaden processing plants:  two in Louisiana, one in Mississippi and one in Virginia.  It also operates a Health and Science Center in Reedville, Virginia, which provides 100-metric tons per day fish oil input capacity for the Company’s food, industrial and feed grade oils.  Omega Protein’s technical center in Houston, Texas, the Omega Protein Technology and Innovation Center, has food science application labs as well as analytical, sensory, lipids research and pilot plant capabilities.

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

Company Overview

Revenues Composition.  The following table sets forth Omega Protein’s revenues by product (in millions) and the approximate percentage of total revenues represented thereby, for the indicated periods:

	Three Months Ended June 30,
	2012		2011
	Revenues	Percent	Revenues	Percent
Fish Meal	$24.7	54.9%	$29.7	67.2%
Fish Oil	9.8	21.8	5.9	13.4
Refined Fish Oil	3.9	8.9	3.4	7.7
Fish Solubles	1.2	2.7	1.2	2.7
Dietary Supplement Ingredients	4.2	9.3	4.0	9.0
Other	1.2	2.4	—	—
Total	$45.0	100.0%	$44.2	100.0%

	Six Months Ended June 30,
	2012		2011
	Revenues	Percent	Revenues	Percent
Fish Meal	$45.4	53.6%	$69.1	68.7%
Fish Oil	16.3	19.2	14.4	14.3
Refined Fish Oil	7.8	9.2	7.7	7.6
Fish Solubles	2.2	2.6	2.2	2.2
Dietary Supplement Ingredients	10.3	12.2	7.0	7.0
Other	2.7	3.2	0.2	0.2
Total	$84.7	100.0%	$100.6	100.0%

The following table sets forth Omega Protein’s revenues by geography (in millions) and the approximate percentage of total revenues represented thereby, for the indicated periods:

	Three Months Ended June 30,
	2012		2011
	Revenues	Percent	Revenues	Percent

Domestic Revenues	$21.0	46.7%	$21.9	49.5%
Export Revenues	24.0	53.3	22.3	50.5
Total	$45.0	100.0%	$44.2	100.0%

	Six Months Ended June 30,
	2012		2011
	Revenues	Percent	Revenues	Percent

Domestic Revenues	$43.8	51.7%	$42.7	42.4%
Export Revenues	40.9	48.3	57.9	57.6
Total	$84.7	100.0%	$100.6	100.0%

OMEGA PROTEIN CORPORATION
    Menhaden Fishing

2012 Fishing Information.  At June 30, 2012, Omega Protein owned a fleet of 44 fishing vessels and 34 spotter aircraft for use in its fishing operations and also leased additional aircraft where necessary to facilitate operations. During the 2012 fishing season in the Gulf of Mexico, which runs from mid-April through October, Omega Protein is operating up to 26 fishing and carry vessels and 29 spotter aircraft. The fishing area in the Gulf is generally located along the Gulf Coast, with a concentration off the Louisiana and Mississippi coasts. The fishing season along the Atlantic coast begins in early May and usually extends into December.  Omega Protein is operating up to 9 fishing and carry vessels and 7 leased spotter aircraft along the Mid-Atlantic coast, concentrated primarily in and around Virginia. The remaining fleet of fishing vessels and spotter aircraft are not routinely operated during the fishing season and are back-up to the active fleet, used for other transportation purposes, inactive or in the process of refurbishment in the Company’s shipyard.  Historical fish catch and production results at the end of the second quarter for the past five years are as follows:

	2012	2011	2010	2009	2008
Fish Catch in tons as of June 30,	229,564	188,403	166,552	139,136	149,275
Fish meal, oil and solubles production in tons	75,242	65,848	58,164	55,570	61,814
(excludes refined)

The Company cautions that, because of the volatility of fish catch generally, partial year catch numbers are not indicative of results that may be expected for a full year. In addition, fish oil yields, which affect inventory costs and volumes available for sale, fluctuate from year to year and month to month. The Company’s 2012 oil yield results through June 30, 2012 have been the poorest in its recent history. For illustrative purposes, the Company’s oil yields for the 2012 fishing season through June 30, 2012 were lower by 24.9% compared to those in the same period in the 2011 fishing season and were lower by 44.8% compared to the Company’s five year oil yield average. Total yields decreased by 6.9% compared to those in the same 2011 fishing season and were lower by 12.3% compared to the Company’s five year total yield average, due primarily to the lower fish oil yields. The Company believes that fish yields are influenced by multiple factors, including but not limited to, fish diet, weather, water temperature, fish population and age of fish, but such possible relationships and inter-relationships are not generally well understood.  The impact of these poor oil yields has resulted in significantly higher per unit inventory cost and fewer volumes available for future sale. These higher unit costs and fewer volumes available for sale have adversely impacted financial results for the second quarter of 2012 and can be expected to adversely affect financial results through the second quarter of 2013.

Sales Contracts. Omega Protein sells a material portion of its products on a two-to-twelve-month forward contract basis with the balance sold on a spot basis through purchase orders.  Omega Protein’s sales contracts generally contain force majeure and other production allocation provisions.   Historically, fish meal and fish oil sold on a forward contract basis has fluctuated from year to year based upon perceived market availability and forward price expectations.  As of June 30, 2012, Omega Protein had sold forward on a contract basis up to approximately 91,000 short tons of fish meal and 27,000 metric tons of fish oil for 2012, contingent on 2012 production and product availability.  As a basis of comparison, as of June 30, 2011 Omega Protein had sold forward on a contract basis approximately 56,000 short tons of fish meal and 38,000 metric tons of fish oil for 2011.

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

OMEGA PROTEIN CORPORATION

Customers and Marketing.    Most of Omega Protein’s marine protein products are sold directly to approximately 320 customers by Omega Protein’s agriproducts sales department, while a smaller amount is sold through independent sales agents.  Omega Protein’s product inventory was $49.6 million as of June 30, 2012 versus $46.6 million as of December 31, 2011.

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

A number of countries in which Omega Protein currently sells products impose various tariffs and duties, none of which have a significant impact on Omega Protein’s foreign sales. Certain of these duties have been reduced in recent years for certain countries under the North American Free Trade Agreement and the Uruguay Round Agreement of the General Agreement on Tariffs and Trade. In all cases, Omega Protein’s products are shipped to its customers either by free on board shipping point or costs, insurance and freight terms, and therefore, the customer is responsible for any tariffs, duties or other levies imposed on Omega Protein’s products sold into these markets.

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

OMEGA PROTEIN CORPORATION

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

The most recent stock assessment for the Atlantic menhaden was completed in 2010 using data collected through 2008.  According to federal and ASMFC technical experts, the assessment found that the Atlantic menhaden stock had undergone slight overfishing in one year, 2008; however, the population was not considered overfished, meaning that the stock abundance remained at or near target levels, above levels of concern, and can produce enough eggs to replace itself.  The assessment indicated that the population was subject to slight overfishing in 2008 by an estimated four-tenths of one percent. Multiple runs of the stock assessment model revealed that there was a 53% probability that overfishing had occurred and a 47% probability that overfishing had not occurred.

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

Also in November 2011, the ASMFC approved the consideration of options for phasing in potential reductions in fishing effort over a period of one to five years. In February 2012, the ASMFC approved a public scoping document with a series of potential management options. At this meeting, the ASMFC added an option to extend the phase-in period to as long as ten years. Public hearings were held throughout the spring of 2012, during which the Company had the opportunity to comment on these alternatives, which included a full range of options for quotas, limitations on the number of days fished annually, a shortened season, and other measures. Following these hearings, in May 2012 the ASMFC narrowed these alternatives to be included in a draft amendment document that will be reviewed, refined and considered for distribution for public hearing at an August 8, 2012 ASMFC meeting.

The ASMFC Menhaden Technical Committee has undertaken a new menhaden stock assessment covering 2009, 2010 and 2011.  The conclusions reached by this stock assessment are likely to influence the decisions of the ASMFC’s Menhaden Management Board as it considers the above possible restrictions.  The Menhaden Technical Committee is scheduled to present its findings at the August 8, 2012 ASMFC meeting.

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

The Texas Parks and Wildlife Commission has adopted regulations related to the menhaden reduction fishery in Texas waters which limits the Total Allowable Catch (“TAC”) to 31.5 million pounds annually. The regulations also allow for a 10% underage or overage in each year which is credited or deducted, as applicable, to the TAC in the following year.

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

In May 2012, the North Carolina Division of Marine Fisheries in the Department of Environment and Natural Resources issued a proclamation that banned the commercial fishing of menhaden using purse seine netting in North Carolina state waters. This proclamation prohibits the Company’s fishing operations in these state waters.  Federal waters outside the North Carolina three-nautical mile state water limit remain unaffected. In 2011, the Company caught approximately 1.6% of its total 2011 fish catch in North Carolina state waters.

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

In February 2011, the United States Coast Guard conducted inspections of the vessels at the Company’s Reedville, Virginia facility regarding the vessels’ bilge water discharge practices. Based on the results of those inspections and subsequent communications with the Coast Guard, the Company conducted a survey of its Reedville fishing fleet to determine compliance with applicable laws and regulations.  Following completion of certain improvements and repairs, the Coast Guard inspected the vessels and all but two were approved for full operations prior to the beginning of the 2011 Atlantic fishing season.  The other two vessels were approved for full operations shortly after the beginning of the 2011 fishing season and the delay did not materially impact the fleet’s Atlantic fishing operations.

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

The Company spent approximately $3.0 million during 2011 to make the above improvements and repairs to the Reedville fleet.  The Company is continuing to evaluate its Gulf fleet vessels based on its review of its Reedville vessels and Coast Guard regulations, as well as discussions with the Coast Guard.  Based on the results of that evaluation, it is likely that the Company will incur additional costs to make improvements and repairs to its Gulf fleet.  The Company had requested a waiver from the Coast Guard for its Atlantic and Gulf of Mexico fleets regarding the use of certain vessel equipment applicable to “ocean-going vessels” (as defined by Coast Guard regulations) that operate beyond the 12 nautical mile limit and in May 2012 the Coast Guard granted the Company a partial waiver for its 2012 fishing season only that allows the Company to travel, but not fish, outside 12 nautical miles of shore.  If the Coast Guard does not extend the waiver in 2013, the Company will have to restrict its fishing operations to within 12 nautical miles of shore or install additional equipment on its vessels which will result in additional expense.

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

OMEGA PROTEIN CORPORATION

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

OMEGA PROTEIN CORPORATION

Results of Operations

The following table sets forth as a percentage of revenues, certain items of the Company’s results of operations for each of the indicated periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	84.8	66.7	81.4	69.8
Gross profit	15.2	33.3	18.6	30.2
Selling, general and administrative expense	12.2	10.8	13.0	9.6
Research and development expense	1.2	1.1	1.3	1.0
Proceeds/gains resulting from Gulf of Mexico oil spill disaster	—	(59.2)	—	(26.0)
Other proceeds/gains resulting from natural disaster, net – 2005 storms	—	(1.8)	—	(0.8)
(Gain) loss on disposal of assets	(7.5)	1.1	(4.4)	0.3
Operating income	9.3	81.3	8.7	46.1
Interest income	—	—	—	—
Interest expense	(0.7)	(1.2)	(0.8)	(1.2)
Other expense, net	(0.2)	(0.1)	(0.2)	(0.1)
Income before income taxes	8.4	80.0	7.7	44.8
Provision for income taxes	2.8	28.2	2.6	16.1
Net income	5.6%	51.8%	5.1%	28.7%

Interim Results for the Second Quarters ended June 30, 2012 and June 30, 2011

Revenues.    Revenues increased $0.8 million, or 1.8%, from $44.2 million for the three months ended June 30, 2011 to $45.0 million for the three months ended June 30, 2012. The increase in revenues was primarily due to higher sales volumes of 1.8% and 53.5% for the Company’s fish meal and fish oil, respectively, partially offset by lower sales prices of 18.4% and 3.7% for the Company’s fish meal and fish oil, respectively.  Considering fish meal, fish oil and fish solubles sales activities in total, the Company experienced a $5.0 million decrease in revenues due to the decrease in sales prices and a $4.2 million increase in revenue caused by increased sales volumes, when comparing the three months ended June 30, 2012 to the three months ended June 30, 2011. The increase in fish meal and fish oil sales volumes in the second quarter of 2012 is primarily due to higher export volumes.  The decrease in fish meal sales prices in the second quarter of 2012 is primarily due to sales made pursuant to contracts entered into during 2011 when fish meal prices were lower due to an increased global supply of fish meal available for sale, particularly from South America.  The slight decrease in fish oil sales prices is due to a lower percentage of higher priced refined oil sales relative to lower priced crude oil sales for the quarter ended June 30, 2012 as compared to the quarter ended June 30, 2011.  Additionally, Cyvex contributed $4.2 million of revenue to the quarter ended June 30, 2012 (including sales of OmegaPure) as compared to $4.0 million for the quarter ended June 30, 2011.  InCon, acquired by the Company in September 2011, had third party revenues of $0.7 million for the quarter ended June 30, 2012.  Omega Shipyard’s third party revenues were $0.2 million for the quarter ended June 30, 2012.  Omega Shipyard did not have revenues for the quarter ended June 30, 2011.

Cost of sales.    Cost of sales, including depreciation and amortization, for the quarter ended June 30, 2012 was $38.2 million, an $8.7 million increase, or 29.5%, as compared to the quarter ended June 30, 2011. Cost of sales as a percentage of revenues was 84.8% for the quarter ended June 30, 2012 as compared to 66.7% for the quarter ended June 30, 2011. The increase in cost of sales as a percentage of revenue was primarily the result of decreased fish meal sales prices in the second quarter of 2012 as compared to the second quarter of 2011.  Additionally, cost per unit of sales for Omega Protein increased 10.2% during the three months ended June 30, 2012 as compared to the three months ended June 30, 2011.  The increase in cost per unit of sales during the quarter ended June 30, 2012 is partially due to the change in the product mix sold during the second quarter of 2012 as compared with the second quarter of 2011 and the expected increase in the 2012 inventory cost per unit as a result of decreased fish oil yields experienced in the beginning of the 2012 fishing season.  The impact of these poor oil yields has resulted in significantly higher per unit inventory cost and fewer volumes available for future sale, which have adversely impacted financial results for the second quarter of 2012 and can be expected to adversely affect financial results through the second quarter of 2013.  Cyvex’s cost of sales for the quarter ended June 30, 2012 (including costs of sales related to OmegaPure) was $2.5 million as compared to $2.2 million during the quarter ended June 30, 2011.  InCon had cost of sales of $1.3 million for the quarter ended June 30, 2012.  Omega Shipyard’s third party cost of sales was $0.8 million for the quarter ended June 30, 2012.  Omega Shipyard did not have cost of sales for the quarter ended June 30, 2011.  Additionally, costs of sales increased $0.4 million for the quarter ended June 30, 2012 as compared to the quarter ended June 30, 2011 primarily related to certain period costs and an outstanding sales tax matter.

Gross profit.    Gross profit decreased $7.9 million, or 53.6%, from $14.7 million for the quarter ended June 30, 2011 to $6.8 million for the quarter ended June 30, 2012.  Gross profit as a percentage of revenue was 15.2% for the quarter ended June 30, 2012 as compared to 33.3% for the quarter ended June 30, 2011.  The decrease in gross profit as a percentage of revenue was primarily due to the decrease in fish meal sales prices experienced in the second quarter of 2012 as compared to the second quarter of 2011 as well as the increase in cost per unit of sales for Omega Protein as discussed above.  Cyvex’s gross profit as a percentage of revenue was 40.1% for the quarter ended June 30, 2012 (including gross profit relating to sales of OmegaPure) and 43.7% for the quarter ended June 30, 2011.  InCon’s gross profit as a percentage of revenue was (73.0%) for the quarter ended June 30, 2012 due to integration and transition costs that were incurred during the conversion of that plant for processing Omega’s fish oil.  Omega Shipyard’s gross profit as a percentage of revenue was (246.4%) for the quarter ended June 30, 2012 due to costs associated with a third party construction contract.

Selling, general and administrative expenses.    Selling, general and administrative expenses increased $0.7 million, or 15.6%, from $4.8 million for the quarter ended June 30, 2011 to $5.5 million for the quarter ended June 30, 2012.  The increase in selling, general and administrative expenses is primarily due to increased severance expenses of $0.3 million, increased other employee compensation related costs, including stock option and restricted stock compensation expense, of $0.4 million, and the addition of Incon’s related expenses of $0.1 million.  Cyvex’s selling, general and administrative expenses were approximately $0.8 million and $0.7 million for the quarters ended June 30, 2012 and 2011, respectively.

OMEGA PROTEIN CORPORATION

Research and development expenses. Research and development expenses were $0.5 million for the three months ended June 30, 2012 and 2011.

Proceeds/gains resulting from Gulf of Mexico oil spill disaster.  During the three months ended June 30, 2011, the Company received $26.2 million, net of fees and expenses, from the GCCF in connection with the final settlement of the Company’s claims related to the impacts of the 2010 Gulf of Mexico oil spill disaster. No such amount was recognized during the three months ended June 30, 2012.

Other proceeds/gains resulting from natural disaster, net—2005 storms.  For the three months ended June 30, 2011, the Company recognized a gain of $0.8 million, net of fees and expenses, in connection with the final settlement of the Company’s claims against its prior insurance broker stemming from the hurricanes affecting the Company in 2005.  No such amount was recognized during the three months ended June 30, 2012.

(Gain) loss on disposal of assets.    The Company recorded a net gain on disposal of assets of $3.4 million for the three months ended June 30, 2012 primarily related to net gain for the Morgan City, Louisiana facility that was sold during the quarter, partially offset by the net loss on disposal of certain assets.  For the three months ended June 30, 2011, the Company recorded a net loss on disposal of assets of $0.5 million primarily related to the disposal of two fishing vessels, partially offset by insurance proceeds related to the disposal of one of the vessels.

Operating income.    The Company’s operating income decreased $31.8 million from $36.0 million for the quarter ended June 30, 2011 to $4.2 million for the quarter ended June 30, 2012. As a percentage of revenues, operating income decreased from 81.3% for the quarter ended June 30, 2011 to 9.3% for the quarter ended June 30, 2012.  Excluding the above mentioned GCCF final settlement of $26.2 million from operating income for the quarter ended June 30, 2011 would have resulted in $9.8 million of operating income or 22.1% as a percentage of revenues.

Interest income.    Interest income decreased by $7,000 from $10,000 for the three months ended June 30, 2011 to $3,000 for the three months ended June 30, 2012. The decrease was primarily due to the decreased cash balance upon which interest is earned during the quarter ended June 30, 2012 as compared to the quarter ended June 30, 2011.

Interest expense.    Interest expense was $0.3 million and $0.5 million for the quarters ended June 30, 2012 and 2011, respectively.  The decrease in interest expense primarily relates to the additional $0.2 million of capitalized interest recognized during the second quarter of 2012 which offsets interest expense.

Other expense, net.    Other expense, net was $0.1 million for the quarters ended June 30, 2012 and 2011.

Provision for income taxes.    The Company recorded a $1.3 million provision for income taxes for the quarter ended June 30, 2012 representing an effective tax rate of 34.0% for income taxes compared to 35.3% for the quarter ended June 30, 2011.  The decrease in the effective tax rate is primarily a result of the impact of certain items that are deductible but not expensed, including a manufacturer’s deduction.  The statutory tax rate of 35% for U.S. federal taxes was in effect for the three month periods ended June 30, 2012 and 2011.

Interim Results for the Six Months ended June 30, 2012 and June 30, 2011

Revenues.    Revenues decreased $15.9 million, or 15.8%, from $100.6 million for the six months ended June 30, 2011 to $84.7 million for the six months ended June 30, 2012. The decrease in revenues was primarily due to lower sales prices of 12.6% and lower sales volumes of 24.7% for the Company’s fish meal partially offset by higher sales prices of 1.8% and higher sales volumes of 7.1% for the Company’s fish oil.  Considering fish meal, fish oil and fish solubles sales activities in total, the Company experienced a $7.0 million decrease in revenues due to the decrease in sales prices and a $14.8 million decrease in revenue caused by decreased sales volumes, when comparing the six months ended June 30, 2012 to the six months ended June 30, 2011. The decrease in fish meal sales volumes for the six months ended June 30, 2012 is primarily due to the quantity of inventory available for sale and lower export volumes.  The decrease in fish meal sales prices for the six months ended June 30, 2012 is primarily due to sales made pursuant to contracts entered into during 2011 when fish meal prices were lower due to an increased global supply of fish meal available for sale, particularly from South America.  The slight increase in fish oil sales prices is due to increased demand primarily from the aquaculture and human supplement industries.  Additionally, Cyvex contributed $10.3 million of revenue to the six months ended June 30, 2012 (including sales of OmegaPure) as compared to $7.0 million for the six months ended June 30, 2011.  InCon, acquired by the Company in September 2011, had third party revenues of $1.4 million for the six months ended June 30, 2012.  Omega Shipyard’s third party revenues were $1.1 million and $0.3 million for the six months ended June 30, 2012 and 2011, respectively.

OMEGA PROTEIN CORPORATION

Cost of sales.    Cost of sales, including depreciation and amortization, for the six months ended June 30, 2012 was $69.0 million, a $1.2 million decrease, or 1.7%, as compared to the six months ended June 30, 2011. Cost of sales as a percentage of revenues was 81.4% for the six months ended June 30, 2012 as compared to 69.8% for the six months ended June 30, 2011. The increase in cost of sales as a percentage of revenue was primarily the result of decreased fish meal sales prices for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011.  Additionally, cost per unit of sales for Omega Protein increased 7.9% during the six months ended June 30, 2012 as compared to the six months ended June 30, 2011.  The increase in cost per unit of sales during the six months ended June 30, 2012 is partially due to the change in the product mix sold during the respective six month periods ended June 30, 2012 and 2011 and the expected increase in the 2012 inventory cost per unit as a result of decreased fish oil yields experienced in the beginning of the 2012 fishing season.  The impact of these poor oil yields has resulted in significantly higher per unit inventory cost and fewer volumes available for future sale, which have adversely impacted financial results for the first six months of 2012 and can be expected to adversely affect financial results through the second quarter of 2013.  Cyvex’s cost of sales for the six months ended June 30, 2012 (including costs of sales related to OmegaPure) was $6.2 million as compared to $4.4 million during the six months ended June 30, 2011.  InCon had cost of sales of $2.5 million for the six months ended June 30, 2012.  Omega Shipyard’s third party cost of sales were $1.4 million and $0.2 million for the six months ended June 30, 2012 and 2011, respectively.  Additionally, costs of sales increased $0.4 million for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 primarily related to certain period costs and an outstanding sales tax matter.

Gross profit.    Gross profit decreased $14.7 million, or 48.3%, from $30.4 million for the six months ended June 30, 2011 to $15.7 million for the six months ended June 30, 2012.  Gross profit as a percentage of revenue was 18.6% for the six months ended June 30, 2012 as compared to 30.2% for the six months ended June 30, 2011.  The decrease in gross profit as a percentage of revenue was primarily due to the decrease in fish meal sales prices experienced in the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 as well as the increase in cost per unit of sales for Omega Protein as discussed above.  Cyvex’s gross profit as a percentage of revenue was 39.7% for the six months ended June 30, 2012 (including gross profit relating to sales of OmegaPure) and 37.5% for the six months ended June 30, 2011.  The gross profit margins for the six months ended June 30, 2011 were negatively impacted by the write-up of Cyvex’s inventory to fair value as a result of the December 2010 acquisition.  InCon’s gross profit as a percentage of revenue was (83.2%) for the six months ended June 30, 2012 due to integration and transition costs that were incurred during the conversion of that plant for processing Omega’s fish oil.  Omega Shipyard’s gross profit as a percentage of revenue was (30.8%) and 19.1% for the six months ended June 30, 2012 and 2011, respectively.   The negative gross profit incurred during the six months ended June 30, 2012 was primarily due to costs associated with a third party construction contract.

Selling, general and administrative expenses.    Selling, general and administrative expenses increased $1.4 million, or 14.7%, from $9.6 million for the six months ended June 30, 2011 to $11.0 million for the six months ended June 30, 2012.  The increase in selling, general and administrative expenses is primarily due to increased severance expenses of $0.3 million, the addition of Incon’s related expenses of $0.4 million and increased employee compensation related costs, including stock option and restricted stock compensation expense, of $1.0 million.  Cyvex’s selling, general and administrative expenses were approximately $1.5 million and $1.4 million for the six months ended June 30, 2012 and 2011, respectively.

Research and development expenses. Research and development expenses were $1.1 million and $1.0 million for the six months ended June 30, 2012 and 2011, respectively.

Proceeds/gains resulting from Gulf of Mexico oil spill disaster.  During the six months ended June 30, 2011, the Company received $26.2 million, net of fees and expenses, from the GCCF in connection with the final settlement of the Company’s claims related to the impacts of the 2010 Gulf of Mexico oil spill disaster. No such amount was recognized during the six months ended June 30, 2012.

Other proceeds/gains resulting from natural disaster, net—2005 storms.  For the six months ended June 30, 2011, the Company recognized a gain of $0.8 million, net of fees and expenses, in connection with the final settlement of the Company’s claims against its prior insurance broker stemming from the hurricanes affecting the Company in 2005.  No such amount was recognized during the six months ended June 30, 2012.

(Gain) loss on disposal of assets.    The Company recorded a net gain on disposal of assets of $3.8 million for the six months ended June 30, 2012 primarily related to net gain for the Morgan City, Louisiana facility that was sold during June 2012 and insurance proceeds for property that was damaged and inventory that was lost in 2011, partially offset by the net loss on disposal of certain assets.  For the six months ended June 30, 2011, the Company recorded a net loss on disposal of assets of $0.5 million primarily related to the disposal of two fishing vessels, partially offset by insurance proceeds related to the disposal of one of the vessels.

OMEGA PROTEIN CORPORATION

Operating income.    The Company’s operating income decreased $38.9 million from $46.3 million for the six months ended June 30, 2011 to $7.4 million for the six months ended June 30, 2012. As a percentage of revenues, operating income decreased from 46.1% for the six months ended June 30, 2011 to 8.8% for the six months ended June 30, 2012.  Excluding the above mentioned GCCF final settlement of $26.2 million from operating income for the six months ended June 30, 2011 would have resulted in $20.2 million of operating income or 20.0% as a percentage of revenues.

Interest income.    Interest income decreased by $18,000 from $28,000 for the six months ended June 30, 2011 to $10,000 for the six months ended June 30, 2012. The decrease was primarily due to the decreased cash balance upon which interest is earned and lower prevailing interest rates during the six months ended June 30, 2012 as compared to the six months ended June 30, 2011.

Interest expense.    Interest expense was $0.7 million and $1.1 million for the six months ended June 30, 2012 and 2011, respectively.  The decrease in interest expense primarily relates to the additional $0.4 million of capitalized interest recognized during the first six months of 2012 which offsets interest expense.

Other expense, net.    Other expense, net was $0.2 million and $0.1 million for the six months ended June 30, 2012 and 2011, respectively.

Provision for income taxes.    The Company recorded a $2.2 million provision for income taxes for the six months ended June 30, 2012 representing an effective tax rate of 33.2% for income taxes compared to 36.0% for the six months ended June 30, 2011.  The decrease in the effective tax rate is primarily a result of the impact of certain items that are deductible but not expensed, including a manufacturer’s deduction, partially offset by the increase in the statutory rate from 34% to 35% during the six months ended June 30, 2011.  The statutory tax rate of 35% for U.S. federal taxes was in effect for the six months ended June 30, 2012.

Seasonal and Quarterly Results

Omega Protein’s menhaden harvesting and processing business is seasonal in nature. Omega Protein generally has higher sales during the menhaden harvesting season (which includes the second and third quarter of each fiscal year) due to increased product availability, but prices during the fishing season tend to be lower than during the off-season.  Additionally, due to differences in gross profit margins for Omega Protein’s various products, any variation in the mix of product sales between quarters may result in significant variations of total gross profit margins. These margins may also be affected by changes in costs from year to year and month to month, including as a result of variations in production yields.  Similarly, from time to time Omega Protein defers sales of inventory based on worldwide prices for competing products that affect prices for its products, which may affect comparable period comparisons. As a result, the Company’s quarterly operating results have fluctuated in the past and may fluctuate in the future.

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

At June 30, 2012, the Company had an unrestricted cash balance of $21.9 million, a decrease of $29.5 million from December 31, 2011.  This decrease was primarily due to expenditures made for the 2012 fishing season, capital spending, taxes and debt payments, and was partially offset by the sale of inventory.  Omega Protein’s annual revenues and its resulting liquidity are highly dependent on annual fish catch, production yields, selling prices for its products and inventories available for sale.  Omega Protein’s average selling prices for its products for six months ended June 30, 2012 were 0.8% lower than its average selling prices for the year ended December 31, 2011.  Additionally, Omega Protein experienced a 5.0% higher per unit cost of sales during the six months ended June 30, 2012 as compared to the year ended December 31, 2011.

The aggregate amount of the Company’s outstanding indebtedness as of June 30, 2012 was approximately $28.8 million compared to approximately $30.3 million as of December 31, 2011.  The Company has a moderately leveraged financial structure which could limit its financial flexibility.  In particular, the Company will be required to use a portion of its cash flows to pay principal and interest on its debt, which will reduce the amount of money the Company has for operations, capital expenditures, expansion, acquisitions or general corporate or other business activities.  In addition, the covenants contained in the Company’s debt agreements limit its ability to borrow money in the future for acquisitions, capital expenditures or to meet the Company’s operating expenses or other general corporate obligations See “Risk Factors - The Company has a moderate amount of indebtedness, which may adversely affect its ability to operate its business, remain in compliance with debt covenants and make payments on its debt” in the Company’s 2011 Form 10-K.

OMEGA PROTEIN CORPORATION

The Company has or had contracted through energy swap derivatives for approximately 67%, 33% and 0% of its budgeted 2012, 2013 and 2014 energy use, respectively.

Source of Capital: Operations

Net cash flow provided by (used in) operating activities decreased from approximately $35.4 million for the six months ended June 30, 2011 to ($17.4) million for the six months ended June 30, 2012.  The decrease in operating cash flow is primarily attributable to the $26.2 million final payment from the GCCF during the six months ended June 30, 2011 as well as decreased revenue of 15.8% associated with decreased sales volumes of Omega Protein’s inventory.

Source of Capital: Debt

Net financing activities (used) provided cash of ($1.6) million and $3.0 million during the six month periods ended June 30, 2012 and 2011, respectively. The six month period ended June 30, 2012 included $1.7 million in debt and capital lease principal payment and $0.4 million of debt issuance costs partially offset by $0.5 million in proceeds and tax effects received from stock options exercised. The six month period ended June 30, 2011 included $4.7 million in proceeds and tax effects received from stock options exercised partially offset by $1.7 million in debt and capital lease principal payments.

On June 20, 2011, pursuant to the Title XI program, the United States Department of Commerce Fisheries Finance Program (the “FFP”) approved a financing application made by the Company in the amount of $10.0 million (the “Approval Letter”).  To date, the Company has not submitted any financing requests under the Approval Letter.  As of June 30, 2012, the Company had approximately $28.8 million of borrowings outstanding under Title XI and was in compliance with all of the covenants contained therein.

On March 21, 2012, the Company entered into an Amended and Restated Loan Agreement (the “Loan Agreement”) with Wells Fargo Bank, National Association, as administrative agent (the “Agent”) for the lenders (currently Wells Fargo Bank, National Association and JP Morgan Chase Bank, N.A.) (collectively, the “Lenders”) pursuant to which the Lenders agreed to extend credit to the Company in the form of loans (each a “Loan” and collectively, the “Loans”) on a revolving basis of up to $60.0 million (the “Commitment”). The Commitment includes a sub-facility for swingline loans up to an amount not to exceed $5.0 million, a sub-facility for standby letters of credit up to an amount not to exceed $15.0 million and an accordion feature that allows the Company to increase the amount of the Commitment up to an additional $10.0 million, subject to the further commitments of the Lenders and other customary conditions precedent. The Loan Agreement amended and restated the Company’s existing senior secured credit facility with Wells Fargo Bank, National Association. On the Closing Date, no amounts were outstanding under the existing senior secured credit facility and approximately $3.3 million in letters of credit were issued primarily in support of the Company’s worker’s compensation insurance programs.  The Company recognized $0.4 million in deferred debt issuance costs associated with the Loan Agreement.

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

OMEGA PROTEIN CORPORATION

All Loans and all other obligations outstanding under the Loan Agreement shall be payable in full on March 21, 2017.

As of June 30, 2012 and December 31, 2011, the Company was in compliance with all financial covenants under its respective bank loan agreements on those dates and expects to be in compliance during the next fiscal year.  The Company has no off-balance sheet arrangements other than normal operating leases and standby letters of credit.

Use of Capital: Operations

Net investing activities used cash of $10.5 million and $10.9 million for the six month periods ended June 30, 2012 and 2011, respectively.  The Company’s investing activities consist mainly of acquisition costs and capital expenditures for equipment purchases, replacements, vessel refurbishments, and fish oil refining processes.  The Company made capital expenditures of approximately $16.5 million and $9.1 million, for the six month periods ended June 30, 2012 and 2011, respectively.  The Company anticipates making an additional $6 million to $8 million in capital expenditures during the remainder of 2012 primarily for the construction and refurbishment of vessels and plant assets and for the repair of certain equipment.  Investing activities for the six month period ended June 30, 2012 also includes $5.8 million in proceeds for the disposition of assets and $0.2 million of final closing receipts related to the InCon acquisition which took place in September 2011. Investing activities for the six month period ended June 30, 2011 also includes $0.3 million in proceeds for the disposition of assets and $2.1 million of final closing payments related to the Cyvex acquisition which took place in December 2010.

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

Use of Capital: Contractual Obligations

The following table aggregates information about the Company’s contractual cash obligations and other commercial commitments (in thousands) as of June 30, 2012:

	Payments Due by Period
Contractual Cash Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years

Long-term debt	$28,825	$3,101	$5,900	$5,514	$14,310
Capital lease obligation	542	534	8	—	—
Interest on long-term debt and capital lease obligation (1)	9,523	1,785	2,899	2,168	2,671
Operating lease obligations	6,517	2,375	3,241	519	382
Pension Funding (2)	11,195	2,532	4,413	2,747	1,503
Total Contractual Cash Obligations	$56,602	$10,327	$16,461	$10,948	$18,866

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

There have been no significant changes to the Company’s contractual cash obligations during the quarterly period ending June 30, 2012.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk associated with diesel, fuel oil and natural gas.  To partially mitigate this risk, the Company has forward purchased a portion of its expected diesel, fuel oil and natural gas usage for 2012 and 2013.  The Company is currently exposed to market risk associated with increases in natural gas, fuel oil, and diesel prices related to the portion not covered by swaps for 2012 and 2013.

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

In March 2010, the Company was named as one of the defendants in a lawsuit filed in the Superior Court of the State of California, County of San Francisco, by Chris Manthey, Benson Chiles and Mateel Environmental Justice Foundation. The plaintiffs allege that fish oil dietary supplements produced by the defendants do not have adequate warnings regarding possible exposure to polychlorinated biphenyls (PCBs) as required by Proposition 65 under California law, and request that the court grant injunctive relief and award monetary civil penalties.  The Company’s total fish oil supplement sales in the State of California since inception have been immaterial.  The Company believes that its products comply fully with federal law promulgated by the U.S. Food & Drug Administration, standards of the European Commission and state law, including California.  In July 2012, the Company agreed to settle the lawsuit for $30,000, subject to court approval.

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

The U.S. Attorney’s Office for the Eastern District of Virginia is reviewing both the results of the Coast Guard’s inspection of the Reedville fleet and the EPA request for information, and is currently evaluating whether any civil or criminal enforcement action is warranted.  The U.S. Attorney’s Office has indicated that some form of civil and/or criminal disposition is under consideration, but no specific disposition has yet been determined and the Company’s discussions with that Office are ongoing.  Depending on the specific details of that disposition, it is possible that the disposition could have an adverse effect on the Company’s business, results of operations or financial condition.  During 2011, the Company expensed approximately $0.5 million related to this matter.  During the first six months of 2012, the Company recognized $0.3 million in additional expenses related to this matter and as of June 30, 2012, the Company has recorded a $0.2 million reserve related to legal expenses.

Item 1A.  Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Form 10-K for the fiscal year ended December 31, 2011 except as follows.

OMEGA PROTEIN CORPORATION

Fluctuation in the “total yield” derived from Omega Protein’s fish catch could impact the Company’s ability to operate profitably.  The “total yield,” or the percentage of fish meal, fish oil and fish solubles products derived from the menhaden fish has fluctuated over the years and from month to month due to natural conditions relating to fish biology over which Omega Protein has no control.  For example, the Company’s 2012 oil yield results through June 30, 2012 have been the poorest in recent history.  Omega Protein’s oil yields for the six months ending June 30, 2012 were lower by 24.9% compared to those in the same period in the 2011 fishing season and were lower by 44.8% compared to the Company’s 5 year oil yield average.  Total yields decreased by 6.9% compared to those in the same 2011 fishing season and were lower by 12.3% compared to the Company’s five year total yield average, due primarily to the lower fish oil yields. The Company believes that fish yields are influenced by multiple factors, including but not limited to, fish diet, weather, water temperature, fish population and age of fish, but such possible relationships and inter-relationships are not generally well understood. The impact of these poor oil yields has resulted in significantly higher per unit inventory costs and fewer volumes available for future sales.  These higher unit costs and fewer volumes available for sale adversely impacted financial results for the second quarter of 2012 and can be expected to adversely affect financial results through the second quarter of 2013.

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

The Company is continuing to evaluate its Gulf fleet vessels based on its review of its Reedville vessels and Coast Guard regulations, as well as discussions with the Coast Guard.  Based on the results of that evaluation, it is likely that the Company will incur additional costs to make improvements and repairs to its Gulf fleet.  The Company had requested a waiver from the Coast Guard for its Atlantic and Gulf of Mexico fleets regarding the use of certain vessel equipment applicable to “ocean-going vessels” (as defined by Coast Guard regulations) that operate beyond the 12 nautical mile limit and in May 2012 the Coast Guard granted the Company a partial waiver for its 2012 fishing season only that allows the Company to travel, but not fish, outside 12 nautical miles of shore.  If the Coast Guard does not extend the waiver in 2013, the Company will have to restrict its fishing operations to within 12 nautical miles of shore or install additional equipment on its vessels which will result in additional expense.

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

The state of North Carolina recently closed its state waters to commercial menhaden purse seine fishing.  In May 2012, the North Carolina Division of Marine Fisheries in the Department of Environment and Natural Resources issued a proclamation that banned the commercial fishing of menhaden using purse seine netting in North Carolina state waters. This proclamation prohibits the Company’s fishing operations in these state waters.  Federal waters outside the North Carolina three-nautical mile state water limit remain unaffected. In 2011, the Company caught approximately 1.6% of its total 2011 fish catch in North Carolina state waters.

New laws or regulations regarding fish oil or meal importation into foreign jurisdictions may increase Omega Protein’s costs or cause Omega Protein to lose market share, particularly in foreign jurisdictions whose regulatory regimes may still be evolving.  It is possible that laws and regulations regarding the importation of fish meal or fish oil into foreign countries, particularly in foreign jurisdictions whose regulatory regimes may still be evolving, may adversely affect the Company’s business, results of operations and financial condition.  More stringent laws and regulations, or new interpretations of those laws and regulations, in foreign jurisdictions on contaminant levels, health and sanitation requirements, import documentation, restrictions imposed by port of entry protocols or other similar restrictions could result in: (i) Omega Protein’s incurrence of additional capital expenditures and operating costs in order to comply with these requirements, (ii) Omega Protein’s withdrawal from marketing its products in those jurisdictions which could lead to material loss of revenues, earnings and market share, or (iii) costs of demurrage, cure or product recall incurred by Omega Protein as it complies with or attempts to comply with these restrictions.  If a greater portion of the Company’s sales are derived internationally, or become more concentrated in certain countries such as China, the potential impact of this risk could become larger.

OMEGA PROTEIN CORPORATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Mine Safety Disclosures

None

Item 5.   Other Information

None

Item 6.   Exhibits

Exhibit No.	Description of Exhibit

10.1	First Amendment to Amended and Restated Loan Agreement dated as of May 21, 2012, among Omega Protein Corporation, Omega Protein, Inc., Wells Fargo Bank, National Association and JP Morgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 23, 2012).

31.1	Rule 13a-14(a)/15d-14(a) Certification for Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification for Chief Financial Officer.

32.1	Section 1350 Certification for Chief Executive Officer.

32.2	Section 1350 Certification for Chief Financial Officer.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.PRE	XBRL Taxonomy Presentation Linkbase Document.

*101.LAB	XBRL Taxonomy Label Linkbase Document.

*101.CAL	XBRL Taxonomy Calculation Linkbase Document.

*101.DEF	XBRL Definition Linkbase Document.

*Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under those Sections.

OMEGA PROTEIN CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMEGA PROTEIN CORPORATION
(Registrant)

August 7, 2012	By:	/s/ Andrew C. Johannesen
(Executive Vice President, Chief Financial Officer)