Form 10-Q
period 2012-09-30
OMEGA PROTEIN CORP
filed 2012-11-05
CIK 1053650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-Q

[U]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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
Yes  X   No __.

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  X   No __.

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Small reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
 Yes __  No  X  .

Number of shares outstanding of the Registrant's Common Stock, par value $0.01 per share, on October 29, 2012:  19,683,940.

OMEGA PROTEIN CORPORATION

OMEGA PROTEIN CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
(Dollars in thousands)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements and Notes

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$40,617	$51,391
Receivables, net	29,883	16,788
Inventories	78,741	64,893
Deferred tax asset, net	238	1,784
Prepaid expenses and other current assets	5,516	2,238
Total current assets	154,995	137,094
Other assets, net	8,728	5,423
Energy swap asset, net of current portion	95	—
Property, plant and equipment, net	128,768	122,512
Goodwill and other intangible assets, net	12,429	12,801
Total assets	$305,015	$277,830

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$3,080	$2,992
Current portion of capital lease obligation	407	517
Accounts payable	2,199	3,779
Accrued liabilities	44,659	19,818
Total current liabilities	50,345	27,106
Long-term debt, net of current maturities	24,991	27,302
Capital lease obligation, net of current portion	—	268
Energy swap liability, net of current portion	—	113
Deferred tax liability, net	13,180	13,900
Pension liabilities, net	8,904	10,868
Other long-term liabilities	1,742	1,712
Total liabilities	99,162	81,269

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 authorized shares; none issued	—	—
Common Stock, $0.01 par value; 80,000,000 authorized shares; 19,682,635 and 19,568,851 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	195	194
Capital in excess of par value	128,086	124,817
Retained earnings	86,800	82,229
Accumulated other comprehensive loss	(9,228)	(10,679)
Total stockholders’ equity	205,853	196,561
Total liabilities and stockholders’ equity	$305,015	$277,830

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OMEGA PROTEIN CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues	$77,778	$71,741	$162,499	$172,373
Cost of sales	64,380	58,315	133,362	128,511
Gross profit	13,398	13,426	29,137	43,862

Selling, general, and administrative expense	5,645	5,613	16,373	15,231
Research and development expense	553	466	1,672	1,450
Charges related to U.S. Attorney investigation	4,137	—	4,440	—
Impairment of intangible assets	129	—	129	—
Proceeds/gains resulting from Gulf of Mexico oil spill	—	—	—	(26,177)
Other proceeds/gains resulting from natural disaster, net – 2005 storms	—	—	—	(787)
(Gain) loss on disposal of assets	30	199	(3,752)	649
Operating income	2,904	7,148	10,275	53,496
Interest income	11	6	21	34
Interest expense	(299)	(496)	(996)	(1,638)
Other expense, net	(94)	(50)	(282)	(164)
Income before income taxes	2,522	6,608	9,018	51,728

Provision for income taxes	2,291	1,873	4,447	18,134
Net income	231	4,735	4,571	33,594

Other comprehensive income (loss):
Energy swap adjustment, net of tax expense (benefit) of $545, ($864), $383 and ($395), respectively	1,011	(1,605)	711	(756)
Pension benefits adjustment, net of tax expense of $133, $105, $398 and $123, respectively	248	194	740	583
Comprehensive income	$1,490	$3,324	$6,022	$33,421

Basic earnings per share	$0.01	$0.24	$0.23	$1.75

Weighted average common shares outstanding	19,683	19,374	19,630	19,200

Diluted earnings per share	$0.01	$0.24	$0.23	$1.69

Weighted average common shares and potential common share equivalents outstanding	20,239	20,073	20,102	19,931

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OMEGA PROTEIN CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$4,571	$33,594
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,308	12,072
Other proceeds/gains resulting from natural disaster, net – 2005 storms	—	(787)
(Gain) loss on disposal of assets	(3,752)	649
Impairment of intangible assets	129	—
Provisions for losses on receivables	36	36
Stock-based compensation	2,777	2,408
Deferred income taxes	443	4,703
Changes in assets and liabilities:
Receivables	(13,312)	(14,557)
Inventories	(13,848)	(8,075)
Prepaid expenses and other current assets	(2,392)	(2,088)
Other assets	(3,958)	(4,524)
Accounts payable	(1,580)	252
Accrued liabilities	24,954	28,124
Pension liability, net	(1,224)	(639)
Other long term liabilities	30	—
Net cash provided by operating activities	6,182	51,168
Cash flows from investing activities:
Proceeds from disposition of assets	5,930	2,232
Acquisition of InCon	181	(9,028)
Acquisition of Cyvex, net of cash acquired	—	(2,086)
Capital expenditures	(20,570)	(13,248)
Net cash used in investing activities	(14,459)	(22,130)
Cash flows from financing activities:
Principal payments of long-term debt	(2,223)	(2,238)
Principal payments of capital lease obligation	(378)	(356)
Debt issuance costs	(389)	—
Proceeds from stock options exercised	459	2,879
Excess tax benefit of stock options exercised	34	1,913
Net cash (used in) provided by financing activities	(2,497)	2,198
Net (decrease) increase in cash and cash equivalents	(10,774)	31,236
Cash and cash equivalents at beginning of year	51,391	19,784
Cash and cash equivalents at end of period	$40,617	$51,020

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

In the opinion of management the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the Company’s consolidated financial position as of September 30, 2012, and the results of its operations for the three and nine month periods ended September 30, 2012 and 2011 and its cash flows for the nine month periods ended September 30, 2012 and 2011.  Operating results are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

Certain amounts applicable to the prior periods have been reclassified to conform to the classifications currently followed.  Specifically, the Company reclassified $303,500 previously reported on the unaudited condensed consolidated statement of comprehensive income for the six months ended June 30, 2012 as selling, general and administrative expenses to charges related to U.S. Attorney investigation to conform with the presentation for the three and nine month periods ended September 30, 2012.  Such reclassifications do not affect current assets, operating cash flows, net income or stockholders’ equity.

Consolidation

The consolidated financial statements include the accounts of Omega Protein Corporation and its wholly owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

OMEGA PROTEIN CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

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

Any costs incurred during abnormal downtime related to activity at Omega Protein’s plants are charged to expense as incurred.  Such costs were incurred and offset by proceeds received from the Gulf Coast Claims Facility (“GCCF”) during 2010 and 2011 as a consequence of the Deepwater Horizon explosion and the resulting oil spill in the Gulf of Mexico in April 2010.  For additional information, see Note 3 – Gulf of Mexico Oil Spill.

Business Interruption Insurance Proceeds

 During the nine months ended September 30, 2012, the Company received approximately $0.3 million in proceeds, net of deductible, from its business interruption insurance coverage provider related to an incident causing downtime at one of its Gulf of Mexico production facilities in September 2011.  The proceeds were calculated based on lost inventory production as well as a small amount of excess costs incurred by the Company as a result of the incident.  Given that the Company experienced a slight decrease in production as a result of the incident, the proceeds related to lost inventory production were recognized as an increase in revenues and the proceeds related to excess costs were recognized as a reduction in cost of goods sold.

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

OMEGA PROTEIN CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The total interest (income) expense associated with the interest rate swap transactions was $0 and $(3,400) for the three months ended September 30, 2012 and 2011, respectively, and $145 and $24,700 for the nine months ended September 30, 2012 and 2011, respectively.

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

Energy swap balances at September 30, 2012:
Energy Swap	Consumption Period	Quantity	Price Per Unit	Energy Swap Asset/(Liability) as of September 30, 2012	Deferred Tax Asset/(Liability) as of September 30, 2012
Diesel - NYMEX Heating Oil Swap	October - November, 2012	442,500 Gallons	$2.87	$128,000	$(44,800)
Natural Gas - NYMEX Natural Gas Swap	October, 2012	47,843 MMBTUs	$4.19	(27,700)	9,700
Fuel Oil – No.6 1.0% NY-Platts Swap	October - November, 2012	376,110 Gallons	$2.31	70,000	(24,500)
Diesel - NYMEX Heating Oil Swap	April - November, 2013	1,359,782 Gallons	$2.82	263,000	(92,000)
Natural Gas - NYMEX Natural Gas Swap	April – October, 2013	381,150 MMBTUs	$3.94	(76,300)	26,700
Fuel Oil – No.6 1.0% NY-Platts Swap	May - November, 2013	676,200 Gallons	$2.26	91,100	(31,900)
				$448,100	$(156,800)

Energy swap balances at December 31, 2011:
Energy Swap	Consumption Period	Quantity	Price Per Unit	Energy Swap Asset (Liability) as of December 31, 2011	Deferred Tax Asset (Liability) as of December 31, 2011
Diesel - NYMEX Heating Oil Swap	May - November, 2012	2,779,000 Gallons	$2.87	$(56,200)	$19,700
Natural Gas - NYMEX Natural Gas Swap	April – October, 2012	308,000 MMBTUs	$4.90	(507,000)	177,400
Fuel Oil – No.6 1.0% NY-Platts Swap	May - November, 2012	1,584,240 Gallons	$2.33	29,700	(10,400)
Natural Gas - NYMEX Natural Gas Swap	April – October, 2013	104,000 MMBTUs	$5.00	(113,100)	39,600
				$(646,600)	$226,300

As of September 30, 2012 and December 31, 2011, Omega Protein has recorded a long-term asset (liability) of $95,500 and ($113,100), respectively, net of the current portion included in prepaid expenses and other current assets (accrued liabilities) of $352,600 and ($533,500), respectively, to recognize the fair value of energy swap derivatives. The effective portion of the change in fair value from inception to September 30, 2012 is recorded in “accumulated other comprehensive loss” in the Company’s consolidated financial statements.  The following table (in thousands) illustrates the changes recorded, net of tax, in accumulated other comprehensive loss resulting from the energy swap agreements.

OMEGA PROTEIN CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Beginning balance	$(720)	$1,354	$(420)	$505
Net loss (gain), net of tax, reclassified to unallocated inventory cost pool	116	(768)	377	(1,266)
Net change associated with current period swap transactions, net of tax	895	(837)	334	510
Ending balance	$291	$(251)	$291	$(251)

The $0.3 million reported in accumulated other comprehensive loss as of September 30, 2012 will be reclassified to the unallocated inventory cost pool in the period when the energy consumption takes place.  The amount to be reclassified, net of taxes, during the next 12 months is expected to be approximately $0.2 million.

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

During the quarter ended June 30, 2012, Omega Shipyard revised its total estimated construction costs such that the Company expects to have a gross loss upon completion.  As a result, gross profit recognized on the contract in previous quarters was reversed and the full extent of the expected loss was recognized during the quarter ended June 30, 2012.  The Company reassesses these estimates on a quarterly basis. For the three and nine months ended September 30, 2012, the Company recognized gross losses of $0.1 million and $0.5 million, respectively, with respect to the construction contract.  For the three and nine months ended September 30, 2011, the Company had recognized a gain of $5,000 relating to the construction contract.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive gain (loss) included in stockholders’ equity are as follows:

	September 30,	December 31,
	2012	2011
	(in thousands)
Fair Value of Energy Swaps, net of tax (expense) benefit of ($157) as of September 30, 2012 and $226 as of December 31, 2011.	$291	$(420)
Pension Benefits Adjustments, net of tax benefit of $5,126 as of September 30, 2012 and $5,524 as of December 31, 2011	(9,519)	(10,259)
Accumulated Other Comprehensive Loss	$(9,228)	$(10,679)

Recently Issued Accounting Standards

In July 2012, the FASB issued ASU No. 2012-02 regarding subsequent measurement guidance for long-lived intangibles. This guidance is meant to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. This guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, which corresponds to the Company’s first fiscal quarter beginning January 1, 2013. The Company is currently evaluating the impact, if any, the adoption of this guidance will have on its consolidated financial statements.

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

Net income for the three months ended September 30, 2012 and 2011 includes $0.8 million and $0.9 million ($0.5 million and $0.6 million after-tax), respectively, of stock-based compensation costs related to stock options.  Net income for the nine months ended September 30, 2012 and 2011 includes $2.3 million and $2.4 million ($1.5 million and $1.6 million after-tax), respectively, of stock-based compensation costs related to stock options.  The stock-based compensation costs related to stock options are recorded primarily in selling, general and administrative expenses in the unaudited condensed consolidated statement of comprehensive income.  As of September 30, 2012 there was $1.3 million ($0.9 million after-tax) of total unrecognized compensation costs related to non-vested stock options that is expected to be recognized over a weighted-average period of 0.8 years, of which $0.8 million ($0.5 million after-tax) of total stock option compensation is expected to be recognized during the remainder of fiscal year 2012.

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

During the nine month periods ended September 30, 2012 and 2011, the Company issued 25,000 shares and 15,698 shares, respectively, of restricted stock under the 2006 Incentive Plan.  The Company’s stock-based compensation expense related to restricted stock was approximately $0.1 million and $17,000 ($0.1 million and $11,000 after-tax) for the three months ended September 30, 2012 and 2011, respectively, and $0.4 million and $17,000 ($0.3 million and $11,000 after-tax) for the nine months ended September 30, 2012 and 2011, respectively, which is primarily reflected in selling, general and administrative expenses in the unaudited condensed consolidated statement of comprehensive income.  As of September 30, 2012, there was approximately $1.2 million ($0.8 million after tax) of unrecognized stock-based compensation cost related to non-vested restricted stock that is expected to be recognized over a weighted-average period of 2.2 years, of which $0.1 million ($0.1 million after-tax) of total restricted stock compensation is expected to be recognized during the remainder of fiscal year 2012.

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

At closing, the Company paid an aggregate cash purchase price for the equity of InCon of $8.7 million, utilizing cash on hand, and also paid $0.6 million representing InCon’s estimated working capital on the closing date.  The working capital portion of the purchase price was subject to a post-closing adjustment to account for differences between estimated working capital and actual working capital of InCon as of the closing date.  During the nine months ended September 30, 2012, the Company received a payment from the Sellers of $0.2 million to account for the final working capital adjustment.

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

	Revenues	Net income
	(in thousands)
2011 supplemental pro forma for the three months ended September 30, 2011	$72,682	$4,686
2011 supplemental pro forma for the nine months ended September 30, 2011	$175,794	$33,529

NOTE 3.  GULF OF MEXICO OIL SPILL

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

In September and October 2010, Omega Protein received its first and second emergency payments from the GCCF of $7.3 million and $11.4 million, respectively.  The majority of the first and second emergency payments were credited to the 2010 unallocated inventory cost pool (including off-season costs).  Because both of these payments were included in the cost per unit of production calculation for the 2010 fishing season, cost of sales was partially reduced by 6.0%, or $8.2 million for the nine months ended September 30, 2011.

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

NOTE 4. RECEIVABLES, NET

Receivables are summarized as follows:
	September 30, 2012	December 31, 2011
	(in thousands)
Trade	$23,238	$10,208
Insurance	5,549	4,687
Income tax	952	1,919
InCon working capital	—	181
Other	464	78
Total accounts receivable	30,203	17,073
Less allowance for doubtful accounts	(320)	(285)
Receivables, net	$29,883	$16,788

As of September 30, 2012, the insurance receivable includes approximately $3.4 million related to the salvage costs and other related claims incurred by the Company associated with the sinking of the F/V Sandy Point in May 2011.  InCon working capital represents post-closing working capital adjustments resulting from the September 9, 2011 acquisition of InCon.   See Note 14 – Related Party Transactions.

NOTE 5. INVENTORIES

The major classes of inventory are summarized as follows:
	September 30, 2012	December 31, 2011
	(in thousands)
Fish meal	$46,712	$30,738
Fish oil	16,653	14,533
Fish solubles	1,920	1,101
Nutraceutical products	3,697	2,325
Unallocated inventory cost pool (including off-season costs)	597	7,443
Other materials and supplies	9,162	8,753
Total inventories	$78,741	$64,893

Inventory at September 30, 2012 and December 31, 2011 is stated at the lower of cost or market.  The elements of September 30, 2012 unallocated inventory cost pool include Omega Protein’s plant and vessel related labor, utilities, rent, repairs and depreciation, to be allocated to inventories produced through the 2012 fishing season.

NOTE 6.  PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are summarized below:
	September 30, 2012	December 31, 2011
	(in thousands)
Prepaid insurance	$2,763	$1,808
Selling expenses	993	107
Costs in excess of billings on certain construction contracts	789	—
Fair market value of energy swaps, current portion	353	—
Leases	123	105
Guarantee fees	5	17
Other prepaids and expenses	490	201
Total prepaid expenses and other current assets	$5,516	$2,238

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

OMEGA PROTEIN CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

NOTE 7. OTHER ASSETS, NET

Other assets are summarized as follows:
	September 30, 2012	December 31, 2011
	(in thousands)
Fish nets, net of accumulated amortization of $913 and $1,175	$1,762	$1,288
Insurance receivable, net of allowance for doubtful accounts	6,211	3,645
Title XI debt issuance costs	309	332
Other debt issuance costs	414	118
Deposits and other	32	40
Total other assets, net	$8,728	$5,423

Amortization expense for fishing nets amounted to approximately $0.3 million and $0.9 million for the three and nine months ended September 30, 2012 and 2011, respectively.

As of September 30, 2012 and December 31, 2011, the insurance receivable of $6.2 million and $3.6 million, respectively, primarily relates to Jones Act claims for employees aboard its vessels.  This estimated amount is recorded gross of estimated claims which may be due to claimants and is included in accrued insurance liabilities.

The Company carries insurance for certain losses relating to its fishing unit’s vessels and Jones Act liability for employees aboard its vessels (collectively, “Vessel Claims Insurance”).  The typical Vessel Claims Insurance policy contains a per incident stop loss and an annual aggregate deductible (“AAD”) for which Omega Protein remains responsible, while the insurance carrier is responsible for all applicable amounts which exceed the per incident stop loss and AAD.  It is Omega Protein’s policy to accrue current amounts due and record amounts paid out on each claim.  Once payments exceed the per incident stop loss and AAD, Omega Protein records an insurance receivable for a given policy year, net of allowance for doubtful accounts.  As of September 30, 2012 and December 31, 2011, the allowance for doubtful insurance receivable accounts was $0.

NOTE 8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized as follows:
	September 30, 2012	December 31, 2011
	(in thousands)
Land	$7,229	$7,873
Plant assets	143,552	138,025
Fishing vessels	99,353	95,055
Furniture and fixtures	6,582	6,571
Construction in progress	23,213	16,909
Total property and equipment	279,929	264,433
Less accumulated depreciation and impairment	(151,161)	(141,921)
Property, plant and equipment, net	$128,768	$122,512

Depreciation expense was $4.1 million and $3.6 million for the three months ended September 30, 2012 and 2011, respectively, and $12.0 million and $10.8 million for the nine months ended September 30, 2012 and 2011, respectively.

The Company capitalizes interest as part of the acquisition cost of a qualifying asset.  Interest is capitalized only during the period of time required to complete and prepare the asset for its intended use.  For the three month periods ended September 30, 2012 and 2011, the Company capitalized interest of approximately $211,200 and $75,700, respectively.  For the nine month periods ended September 30, 2012 and 2011, the Company capitalized interest of approximately $609,300 and $127,600, respectively.

OMEGA PROTEIN CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

On June 1, 2012, the Company completed the sale of its Morgan City, Louisiana facility.  The property last operated as a processing facility in 1999 but had recently been used primarily as a storage and training facility.  Net cash proceeds from the sale after preparation costs, fees and expenses were approximately $5.1 million.  For the nine months ended September 30, 2012, the Company recognized a gain on the sale of approximately $3.7 million which is included in gain on disposal of assets in the Company’s statement of comprehensive income.  In addition to the preceding amount, the Company recorded an estimated reserve of $250,000 which the Company will receive as an additional escrow payment from the seller if certain post-closing environmental testing procedures on the property are satisfactorily completed.  To the extent that the escrow amount received differs from the estimated reserve, the Company will recognize additional gain or loss on the sale in subsequent periods.  That difference is not expected to be material.

NOTE 9. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

During the third quarter of 2012, the Company completed its annual impairment testing of goodwill and indefinite life intangible assets related to its acquisition of InCon in September 2011.  As a result of that testing, the Company concluded that the carrying value of InCon’s trade names exceeded the fair value by approximately $0.1 million.  As such, an impairment expense of $0.1 million was recognized during the three and nine months ended September 30, 2012 and the carrying value of the trade names was reduced from $0.2 million to $0.1 million.

The Company’s intangible assets, other than goodwill, were as follows (dollars in thousands):

	September 30, 2012	December 31, 2011	Weighted Average Life
Carrying value of intangible assets subject to amortization:
Customer relationships, net	$2,691	$2,934	10
Total intangible assets subject to amortization, net	$2,691	$2,934
Indefinite life intangible assets – trade names, trade secrets	1,753	1,882
Total intangible assets, other than goodwill	$4,444	$4,816

Amortization expense of the Company’s intangible assets for the three and nine month periods ended September 30, 2012 was approximately $81,100 and $243,400, respectively. Amortization expense of the Company’s intangible assets for the three and nine month periods ended September 30, 2011 was approximately $76,700 and $230,200, respectively.  Estimated future amortization expense related to intangible assets is as follows (in thousands):

Remainder of 2012	$81
2013	325
2014	325
2015	325
Thereafter	1,635
Total estimated future amortization expense	$2,691

The Company’s goodwill and other intangible assets are more fully explained in Note 10 to the consolidated financial statements of the Company’s Form 10-K for the fiscal year ended December 31, 2011.

NOTE 10. LONG-TERM DEBT

The Company's long-term debt consisted of the following:

	September 30,	December 31,
	2012	2011
	(in thousands)
U.S. government guaranteed obligations (Title XI loans) collateralized by a first lien on certain vessels and certain plant assets:
Amounts due in installments through 2025, interest from 5.7% to 7.6%	$27,989	$30,181
Amounts due in installments through 2014, interest at Eurodollar rates plus 0.5% (0.9% and 0.8% at September 30, 2012 and December 31, 2011, respectively)	82	113
Total debt	28,071	30,294
Less current maturities	(3,080)	(2,992)
Long-term debt	$24,991	$27,302

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

All obligations of the Company under the Loan Agreement are secured by a first and superior lien (subject to Permitted Liens, as defined in the Loan Agreement) against any and all assets of the Company (other than certain excluded property, including property pledged to secure Title XI loans).

The Loan Agreement requires the Company to comply with various affirmative and negative covenants affecting the Company’s businesses and operations.  In addition, the Loan Agreement requires the Company to comply with the following financial covenants:

●
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

●	The Company is required to maintain on a consolidated basis an Asset Coverage Ratio (as defined in the Loan Agreement) of at least 2.50 to 1.00.

●	The Company is required to maintain a positive Adjusted Profitability (as defined in the Loan Agreement), measured on a trailing four quarters basis.

As of September 30, 2012, the Company was in compliance with all financial covenants under the Loan Agreement.

All Loans and all other obligations outstanding under the Loan Agreement shall be payable in full on March 21, 2017.  As of September 30, 2012 and December 31, 2011, the Company had no amounts outstanding under the $60 million Loan Agreement and $35 million prior revolving credit facility, respectively, and approximately $3.1 million and $3.3 million, respectively, in letters of credit.  The Company has no off-balance sheet arrangements other than normal operating leases and standby letters of credit.

OMEGA PROTEIN CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

NOTE 11. CAPITAL LEASE OBLIGATION

On May 29, 2008 and July 10, 2008, Omega Protein entered into capital lease agreements to lease barges for a period of 5 years.  Following is a summary of future minimum payments under the capitalized lease agreements (in thousands):

Remainder of 2012	$149
2013	277
Total minimum lease payments	426
Less amount representing interest	(19)
Present value of minimum payments	$407

Assets recorded under capital lease obligations are included in property, plant and equipment, net as follows (in thousands):

	September 30,	December 31,
	2012	2011
Fishing vessels and marine equipment, at cost	$2,076	$2,076
Less accumulated depreciation	(1,783)	(1,471)
Property, plant and equipment, net	$293	$605

NOTE 12. ACCRUED LIABILITIES

Accrued liabilities are summarized as follows:
	September 30,	December 31,
	2012	2011
	(in thousands)
Insurance	$11,281	$8,475
Salary and benefits	16,177	3,638
Trade creditors	4,717	4,908
Reserve for U.S. Attorney investigation	4,250	325
Taxes, other than federal income tax	1,833	51
Deferred revenue	5,732	361
Fair market value of energy swaps, current portion	—	534
Fair market value of interest rate swap, current portion	—	103
Legal reserves	104	200
Contractual obligations	250	618
Accrued interest	226	251
Other	89	354
Total accrued liabilities	$44,659	$19,818

As of September 30, 2012 and December 31, 2011, deferred revenue was $5.7 million and $0.4 million, respectively, representing payments received from international customers related to revenues which were not recognized until the subsequent period due to revenue recognition criteria.

See Note 13.  Commitments and Contingencies – Regulatory Matters for information on the U.S. Attonrey's Office investigation reserve.

NOTE 13.  COMMITMENTS AND CONTINGENCIES

Purchase Obligation

In May 2012, the Company entered into a contract to purchase 4 million gallons of renewable diesel oil (“RDO”) beginning in July 2012 through the 2013 fishing season.  The RDO will be utilized in one of the Company’s four fish processing plants.  The contract is priced at a discount to prevailing market prices of the BTU equivalent of Platts NY Harbor 2.2% Sulfur No.6 Oil as delivery is made throughout the fishing seasons.  As of September 30, 2012, approximately 2.9 million gallons are still committed under the contract.

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

The annual earn-out payments, if any, will be estimated on a quarterly basis and paid subsequent to year end.  The Company will record the estimated contractual obligation as compensation expense during each year as it is deemed probable that such amount will be payable.  In addition, the earn-out payments are subject to certain reductions associated with future InCon capital expenditures and forfeitures based on termination of employment.  For the nine months ended September 30, 2012, the Company has not recorded an annual earn-out estimate.

Legal Contingencies

On May 18, 2011, the Company’s fishing vessel, F/V Sandy Point, was involved in a collision with a commercial cargo vessel, Eurus London. As a result of the collision, the Company’s vessel sank and three Company crew members died.  The Company has filed a limitation action under maritime law to limit its potential liability for the incident to $50,000, the value of the sunken vessel, in the U.S. District Court for the Southern District of Mississippi. Representatives of the three deceased crewmembers, as well as certain other crewmembers, filed lawsuits against the Company. The claims relating to the deceased crewmembers and all but one of the personal injury claims have been settled.  All claims arising from the incident have been or are expected to be covered by the Company’s insurance program, subject to customary deductibles, which are not expected to have a material adverse effect on the Company’s business, financial results or results of operations.

In conjunction with the sinking of the vessel, the Company recorded a net insurance receivable of approximately $5.9 million related primarily to costs expended salvaging the sunken vessel from the Mississippi ship channel and other claims and a net receivable of $1.8 million related to the insurance value of the vessel.  The $1.8 million receivable related to the vessel value was received in 2011. An additional $2.6 million related to the salvage of the vessel has been received from the Company’s primary insurance carrier, including $0.1 million during the first nine months of 2012.  As of September 30, 2012, the Company has an insurance receivable of approximately $3.4 million related to salvaging costs and other claims.

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

In April 2010, the Company received a request for information pursuant to Section 308 of the Federal Water Pollution Control Act (Clean Water Act) from Region 3 of the United States Environmental Protection Agency (the “EPA”) concerning the Company’s bail wastewater practices used in its fishing operations at its Reedville, Virginia facility. The Company responded to the request. The Company cannot predict the outcome of the EPA’s review.

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

OMEGA PROTEIN CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The Company spent approximately $3.0 million during 2011 to make the above improvements and repairs to the Reedville fleet. The Company has evaluated the vessels in its Gulf fleet based on the review of its Reedville vessels.  Based on the results of that evaluation, it is likely that the Company will incur additional costs to make improvements and repairs to its Gulf fleet.  The Company had requested a waiver from the Coast Guard for its Atlantic and Gulf of Mexico fleets regarding the use of certain vessel equipment applicable to “ocean-going vessels” (as defined by Coast Guard regulations) that operate beyond the 12 nautical mile limit and in May 2012 the Coast Guard granted the Company a partial waiver for its 2012 fishing season only that allows the Company to travel, but not fish, outside 12 nautical miles of shore.  If the Coast Guard does not extend the waiver in 2013, the Company will have to restrict its fishing operations to within 12 nautical miles of shore or install additional equipment on its vessels which will result in additional expense.

In recent discussions with the Company, the U.S. Attorney’s Office has proposed a criminal plea disposition of the above matters that would involve a fine, community service contributions, and a probationary period for the Company. Based on the information presently known to the Company and the on-going status of its discussions with the U.S. Attorney’s Office, the Company currently estimates that fines, contributions and associated legal fees in connection with the matters could range from $4.25 million to $10 million. Accordingly, the Company has recorded an accrual for the matters of $4.25 million, the low end of that estimated range, in its third quarter 2012 financial statements. Any settlement amount is not expected to be tax deductible. Discussions with the U.S. Attorney’s Office are continuing but there can be no assurance that a criminal or civil settlement will be achieved or that costs and payments made in connection with these matters will not exceed either the amount of the accrual currently recorded or the range that is currently estimated, or that the government will not also impose additional non-monetary remedies or penalties that could have a material adverse effect on the Company.

In May 2012, the North Carolina Division of Marine Fisheries in the Department of Environment and Natural Resources issued a proclamation that banned the commercial fishing of menhaden using purse seine netting in North Carolina state waters. The restrictions in the proclamation were subsequently enacted into law by the North Carolina General Assembly, effectively prohibiting the Company’s fishing operations in these state waters.  Federal waters outside the North Carolina three-nautical mile state water limit remain unaffected. In 2011, the Company caught approximately 1.6% of its total 2011 fish catch in North Carolina state waters.

NOTE 14. RELATED PARTY TRANSACTIONS

In September 2011, the Company acquired all of the outstanding equity of InCon Processing, L.L.C., (“InCon”), a Delaware limited liability company, in a cash transaction pursuant to the terms of an equity purchase agreement.  The equity of InCon was indirectly held by four individuals (the “Sellers”), three of whom continue to be employed by InCon and manage InCon’s business.  During the nine months ended September 30, 2012, the Company received a payment from the Sellers of $0.2 million to account for a final working capital adjustment in conjunction with the acquisition.

The Sellers own and operate privately held businesses with which InCon continues to provide toll distillation services and pilot plant runs, primarily InCon Process Systems and InCon Industries.  The services for these related party transactions are generally invoiced at prevailing market prices.  During the three and nine month periods ending September 30, 2012, InCon recorded revenue of approximately $142,600 and $149,200 respectively, from these related parties.  Purchases from these same related parties were approximately $0 and $2,500 for the three and nine month periods ending September 30, 2012.

NOTE 15. RECONCILIATION OF BASIC AND DILUTED PER SHARE DATA (in thousands except per share date)

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Data
Three Months Ended September 30, 2012
Net earnings	$231	―

Basic earnings per common share:
Earnings available to common shareholders	$231	19,683	$0.01

Effect of dilutive securities:
Stock options assumed exercised	―	556

Diluted earnings per common share:
Earnings available to common shareholders plus stock options assumed exercised	$231	20,239	$0.01

OMEGA PROTEIN CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Data
Three Months Ended September 30, 2011
Net Earnings	$4,735	―

Basic earnings per common share:
Earnings available to common shareholders	$4,735	19,374	$0.24

Effect of dilutive securities:
Stock options assumed exercised	―	699

Diluted earnings per common share:
Earnings available to common shareholders plus stock options assumed exercised	$4,735	20,073	$0.24

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Data
Nine Months Ended September 30, 2012
Net earnings	$4,571	―

Basic earnings per common share:
Earnings available to common shareholders	$4,571	19,630	$0.23

Effect of dilutive securities:
Stock options assumed exercised	―	472

Diluted earnings per common share:
Earnings available to common shareholders plus stock options assumed exercised	$4,571	20,102	$0.23

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Data
Nine Months Ended September 30, 2011
Net earnings	$33,594	―

Basic earnings per common share:
Earnings available to common shareholders	$33,594	19,200	$1.75

Effect of dilutive securities:
Stock options assumed exercised	―	731

Diluted earnings per common share:
Earnings available to common shareholders plus stock options assumed exercised	$33,594	19,931	$1.69

Options to purchase 237,500 and 751,700 shares of common stock at exercise prices ranging from $6.53 to $14.69 per share were outstanding during the three and nine months ended September 30, 2012, respectively, but were not included in the computation of diluted earnings per share because the adjusted exercise prices of the options based upon the assumed proceeds were greater than the average market price of the shares during that period.

OMEGA PROTEIN CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Options to purchase 135,000 shares of common stock at exercise prices ranging from $13.41 to $14.69 per share were outstanding during the three and nine months ended September 30, 2011, respectively, but were not included in the computation of diluted earnings per share because the adjusted exercise prices of the options based upon the assumed proceeds were greater than the average market price of the shares during that period.

NOTE 16. COMPONENTS OF NET PERIODIC BENEFIT COST

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
	(in thousands)				(in thousands)
Service cost	$	―	$	―	$	―	$	―
Interest cost		274		319		822		957
Expected return on plan assets		(326)		(315)		(978)		(945)
Amortization of prior service costs		―		―		―		―
Amortization of net loss		379		294		1,138		882

Net periodic pension cost		$327		$298		$982		$894

For the nine months ended September 30, 2012 and 2011, the Company contributed approximately $1.8 million and $1.5 million, respectively, to the Company’s pension plan. The Company expects to make contributions of $0.1 million to the pension plan during the remainder of 2012.

NOTE 17. FAIR VALUE DISCLOSURES

The following disclosures of the estimated fair value of financial instruments are made in accordance with the requirements of FASB ASC 825-10-50, Disclosure About Fair Value of Financial Instruments.  The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.

At September 30, 2012, the Company had no borrowings under its bank credit facility and $3.1 million in letters of credit support obligations outstanding. The carrying values and respective fair values of the Company’s long-term debt are presented below (in thousands).  The fair value of the Company’s long-term debt is estimated based on the quoted market prices available to the Company for issuance of similar debt with similar terms and therefore is categorized as Level 2 in the fair value hierarchy.

	September 30,	December 31,
	2012	2011
Long-term Debt:
Carrying Value	$28,071	$30,294

Estimated Fair Value	$31,005	$33,381

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

	September 30, 2012
	Fair Value Measurements Using			Assets (Liabilities) at Fair Value
	Level 1	Level 2	Level 3
Assets (Liabilities) (in thousands)
Energy swap asset	$—	$448	$—	$448
Interest rate swap liability	—	—	—	—
Total Assets (Liabilities)	$—	$448	$—	$448

OMEGA PROTEIN CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

	December 31, 2011
	Fair Value Measurements Using			Assets (Liabilities) at Fair Value
	Level 1	Level 2	Level 3
Assets (Liabilities) (in thousands)
Energy swap liability	$—	$(647)	$—	$(647)
Interest rate swap liability	—	—	(103)	(103)
Total Assets (Liabilities)	$—	$(647)	$(103)	$(750)

The following table provides a reconciliation of all assets and (liabilities) measured at fair value on a recurring basis which use Level 3 or significant unobservable inputs or significant value drivers.  There have been no transfers between the hierarchy levels for the periods presented.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3 Inputs) (in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Beginning liability balance	$—	$(394)	$(103)	$(721)

Net gain (loss) reclassified into interest expense related to interest rate swap transactions unrealized	—	3	—	(25)
Net change associated with current period interest rate swap transactions realized	—	156	103	511

Ending liability balance	$—	$(235)	$—	$(235)

NOTE 18. INCOME TAXES

The Company generally determines, with the exception of certain nonrecurring items, its periodic income tax benefit or expense based upon the current period income and the annual estimated tax rate for the Company adjusted for any change to prior period estimates. The estimated tax rate is revised, if necessary, as of the end of each successive interim period during the fiscal year to the Company’s current annual estimated tax rate.

For the three months ended September 30, 2012, the income tax provision reflects an effective tax rate of 90.8%, compared to an effective tax rate of 28.3% for the quarter ended September 30, 2011.  For the nine months ended September 30, 2012, the income tax provision reflects an effective tax rate of 49.3%, compared to an effective tax rate of 35.1% for the nine months ended September 30, 2011.  The statutory tax rate of 35% for U.S. federal taxes was in effect for the three and nine months ended September 30, 2012 and 2011, respectively.  The increase in the effective tax rates for the three and nine month periods ended September 30, 2012 is primarily a result of a predominately non-deductible charge related to the U.S. Attorney investigation recognized during the quarter ended September 30, 2012.  See Note 13 Commitments and Contingencies – Regulatory Matters for additional information.

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

Company Overview

Revenues Composition.  The following table sets forth Omega Protein’s revenues by product (in millions) and the approximate percentage of total revenues represented thereby, for the indicated periods:

	Three Months Ended September 30,
	2012		2011
	Revenues	Percent	Revenues	Percent
Fish Meal	$58.3	74.9%	$44.9	62.6%
Fish Oil	8.5	10.9	18.5	25.8
Refined Fish Oil	4.2	5.4	3.0	4.2
Fish Solubles	1.2	1.5	1.6	2.2
Dietary Supplement Ingredients	4.4	5.7	3.4	4.8
Other	1.2	1.6	0.3	0.4
Total	$77.8	100.0%	$71.7	100.0%

	Nine Months Ended September 30,
	2012		2011
	Revenues	Percent	Revenues	Percent
Fish Meal	$103.8	63.9%	$113.9	66.1%
Fish Oil	24.8	15.3	32.9	19.1
Refined Fish Oil	12.0	7.4	10.8	6.2
Fish Solubles	3.3	2.0	3.8	2.2
Dietary Supplement Ingredients	14.6	9.0	10.4	6.0
Other	4.0	2.4	0.6	0.4
Total	$162.5	100.0%	$172.4	100.0%

The following table sets forth Omega Protein’s revenues by geography (in millions) and the approximate percentage of total revenues represented thereby, for the indicated periods:

	Three Months Ended September 30,
	2012		2011
	Revenues	Percent	Revenues	Percent

Domestic Revenues	$20.9	26.9%	$20.5	28.6%
Export Revenues	56.9	73.1	51.2	71.4
Total	$77.8	100.0%	$71.7	100.0%

	Nine Months Ended September 30,
	2012		2011
	Revenues	Percent	Revenues	Percent

Domestic Revenues	$64.4	39.6%	$62.4	36.2%
Export Revenues	98.1	60.4	110.0	63.8
Total	$162.5	100.0%	$172.4	100.0%

OMEGA PROTEIN CORPORATION

    Menhaden Fishing

2012 Fishing Information.  At September 30, 2012, Omega Protein owned a fleet of 44 fishing vessels and 34 spotter aircraft for use in its fishing operations and also leased additional aircraft where necessary to facilitate operations. During the 2012 fishing season in the Gulf of Mexico, which runs from mid-April through October, Omega Protein is operating up to 26 fishing and carry vessels and 29 spotter aircraft. The fishing area in the Gulf is generally located along the Gulf Coast, with a concentration off the Louisiana and Mississippi coasts. The fishing season along the Atlantic coast begins in early May and usually extends into December.  Omega Protein is operating up to 9 fishing and carry vessels and 7 leased spotter aircraft along the Mid-Atlantic coast, concentrated primarily in and around Virginia. The remaining fleet of fishing vessels and spotter aircraft are not routinely operated during the fishing season and are back-up to the active fleet, used for other transportation purposes, inactive or in the process of refurbishment in the Company’s shipyard.  Historical fish catch and production results at the end of the third quarter for the past five years are as follows:

	2012	2011	2010	2009	2008
Fish Catch in tons as of September 30,	512,474	514,527	367,650	417,712	388,935
Fish meal, oil and solubles production in tons (excludes refined)	171,256	176,699	129,803	159,227	156,077

The Company cautions that, because of the volatility of fish catch generally, partial year catch numbers are not indicative of results that may be expected for a full year. In addition, fish oil yields, which affect inventory costs and volumes available for sale, fluctuate from year to year and month to month. The Company’s 2012 oil yield results through September 30, 2012 have been the poorest in its recent history. For illustrative purposes, the Company’s oil yields for the 2012 fishing season through September 30, 2012 were lower by 19.3% compared to those in the same period in the 2011 fishing season and were lower by 41.0% compared to the Company’s five year oil yield average. Total yields decreased by 2.7% compared to those in the same 2011 fishing season and were lower by 9.7% compared to the Company’s five year total yield average, due primarily to the lower fish oil yields. The Company believes that fish yields are influenced by multiple factors, including but not limited to, fish diet, weather, water temperature, fish population and age of fish, but such possible relationships and inter-relationships are not generally well understood.  The impact of these poor oil yields has resulted in significantly higher per unit inventory cost and fewer volumes available for future sale. These higher unit costs and fewer volumes available for sale have adversely impacted financial results for the second and third quarters of 2012 and can be expected to adversely affect financial results through the second quarter of 2013.

Sales Contracts. Omega Protein sells a material portion of its products on a two-to-twelve-month forward contract basis with the balance sold on a spot basis through purchase orders.  Omega Protein’s sales contracts generally contain force majeure and other production allocation provisions.   Historically, fish meal and fish oil sold on a forward contract basis has fluctuated from year to year based upon perceived market availability and forward price expectations.  As of September 30, 2012 and 2011, the volume of fish oil expected to be sold forward on a contract basis for the remainder of the respective years was not significant due to limited product inventory.  As of September 30, 2012, Omega Protein had sold forward on a contract basis up to approximately 39,000 short tons of fish meal for the remainder of the year.  As a basis of comparison, as of September 30, 2011, Omega Protein had sold forward on a contract basis approximately 30,200 short tons of fish meal for 2011.

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

Fish meal prices have generally borne a relationship to prevailing soybean meal prices, and the prices for Omega Protein’s fish meal and fish oil products are established by worldwide supply and demand relationships over which Omega Protein has no control and tend to fluctuate significantly over the course of a year and from year to year.

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

OMEGA PROTEIN CORPORATION

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

Also in November 2011, the ASMFC approved the consideration of options for phasing in potential reductions in fishing effort over a period of one to five years. In February 2012, the ASMFC approved a public scoping document with a series of potential management options. At this meeting, the ASMFC added an option to extend the phase-in period to as long as ten years. Public hearings were held throughout the spring of 2012, during which time the Company had the opportunity to comment on these alternatives, which included a full range of options for quotas, limitations on the number of days fished annually, a shortened season, and other measures. Following these hearings, in May 2012 the ASMFC narrowed these alternatives to be included in a draft amendment document that was reviewed, refined and promulgated for distribution for public hearing at an August 8, 2012 ASMFC meeting.

As a result, a number of public hearings are currently underway, and mail and e-mail comments will also be received in preparation for the final ASMFC 2012 meeting that is currently scheduled to be held on December 14, 2012.  The Company expects that the ASMFC will approve an amendment to the menhaden fisheries plan at that time.

Due to the uncertain timing and outcome of this regulatory process, the Company cannot predict with certainty what effect any new regulations will have on the Company’s business. Depending on how and when these new reference points are implemented, and what future Atlantic menhaden stock assessments conclude, it is possible that the implementation of these new regulations could have a material adverse effect on the Company’s business, financial results and results of operations. On average over the past 5 years, the Company’s Atlantic operations based in Reedville, Virginia have produced approximately 31.3% of Omega Protein’s fish meal, oil and solubles products.

The Texas Parks and Wildlife Commission has adopted regulations related to the menhaden reduction fishery in Texas waters which limits the Total Allowable Catch (“TAC”) to 31.5 million pounds annually. The regulations also allow for a 10% underage or overage in each year which is credited or deducted, as applicable, to the TAC in the following year.

In 2011, the Company’s Texas fish catch approached the TAC (including the 10% overage credit).  In 2012, the Company does not expect the Texas fish catch to approach the TAC.  The limitation is not expected to have a material adverse effect on Omega Protein’s business, results of operation or financial condition.

In May 2012, the North Carolina Division of Marine Fisheries in the Department of Environment and Natural Resources issued a proclamation that banned the commercial fishing of menhaden using purse seine netting in North Carolina state waters. The restrictions in the proclamation were subsequently enacted into law by the North Carolina General Assembly, effectively prohibiting the Company’s fishing operations in these state waters.  Federal waters outside the North Carolina three-nautical mile state water limit remain unaffected. In 2011, the Company caught approximately 1.6% of its total 2011 fish catch in North Carolina state waters.

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

In April 2010, the Company received a request for information pursuant to Section 308 of Federal Water Pollution Control Act (Clean Water Act) from Region 3 of the EPA concerning the Company’s bail wastewater practices used in its fishing operations at its Reedville, Virginia facility. The Company responded to the request.  The Company cannot predict the outcome of the EPA’s review.

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

In recent discussions with the Company, the U.S. Attorney’s Office has proposed a criminal plea disposition of the above matters that would involve a fine, community service contributions, and a probationary period for the Company. Based on the information presently known to the Company and the on-going status of its discussions with the U.S. Attorney’s Office, the Company currently estimates that fines, contributions and associated legal fees in connection with the matters could range from $4.25 million to $10 million. Accordingly, the Company has recorded an accrual for the matters of $4.25 million, the low end of that estimated range, in its third quarter 2012 financial statements. Any settlement amount is not expected to be tax deductible. Discussions with the U.S. Attorney’s Office are continuing but there can be no assurance that a criminal or civil settlement will be achieved or that costs and payments made in connection with these matters will not exceed either the amount of the accrual currently recorded or the range that is currently estimated, or that the government will not also impose additional non-monetary remedies or penalties that could have a material adverse effect on the Company.

The Company spent approximately $3.0 million during 2011 to make the above improvements and repairs to the Reedville fleet.  The Company has evaluated its Gulf fleet vessels based on its review of its Reedville vessels and Coast Guard regulations, as well as discussions with the Coast Guard.  Based on the results of that evaluation, it is likely that the Company will incur additional costs to make improvements and repairs to its Gulf fleet.  The Company had requested a waiver from the Coast Guard for its Atlantic and Gulf of Mexico fleets regarding the use of certain vessel equipment applicable to “ocean-going vessels” (as defined by Coast Guard regulations) that operate beyond the 12 nautical mile limit and in May 2012 the Coast Guard granted the Company a partial waiver for its 2012 fishing season only that allows the Company to travel, but not fish, outside 12 nautical miles of shore.  If the Coast Guard does not extend the waiver in 2013, the Company will have to restrict its fishing operations to within 12 nautical miles of shore or install additional equipment on its vessels which will result in additional expense.

The Company has made, and anticipates that it will make in the future, expenditures in the ordinary course of its business in connection with environmental matters. It is possible that environmental laws and regulations will require material expenditures or otherwise adversely affect the Company’s operations.

OMEGA PROTEIN CORPORATION

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

Cyvex utilizes its NutriPrint® quality assurance system, which includes identity testing of incoming raw materials through FT-NIR (Fourier Transform – Near Infrared), third party certification by independent laboratories for dietary ingredients, microbiology, heavy metals and pesticide and solvent residues when applicable.

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

OMEGA PROTEIN CORPORATION

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

For all financial statement periods presented, there have been no material modifications to the application of these critical accounting policies.

Results of Operations

The following table sets forth as a percentage of revenues, certain items of the Company’s results of operations for each of the indicated periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	82.8	81.3	82.1	74.6
Gross profit	17.2	18.7	17.9	25.4
Selling, general and administrative expense	7.3	7.8	10.1	8.8
Research and development expense	0.7	0.6	1.0	0.8
Charges related to U.S. Attorney investigation	5.3	—	2.7	—
Impairment of intangible assets	0.2	—	0.1	—
Proceeds/gains resulting from Gulf of Mexico oil spill	—	—	—	(15.2)
Other proceeds/gains resulting from natural disaster, net – 2005 storms	—	—	—	(0.5)
(Gain) loss on disposal of assets	—	0.3	(2.3)	0.5
Operating income	3.7	10.0	6.3	31.0
Interest income	—	—	—	—
Interest expense	(0.4)	(0.7)	(0.6)	(0.9)
Other expense, net	(0.1)	(0.1)	(0.2)	(0.1)
Income before income taxes	3.2	9.2	5.5	30.0
Provision for income taxes	2.9	2.6	2.7	10.5
Net income	0.3%	6.6%	2.8%	19.5%

OMEGA PROTEIN CORPORATION

Interim Results for the Third Quarters ended September 30, 2012 and September 30, 2011

Revenues.    Revenues increased $6.1 million, or 8.4%, from $71.7 million for the three months ended September 30, 2011 to $77.8 million for the three months ended September 30, 2012. The increase in revenues was primarily due to higher sales volumes of 30.1% for the Company’s fish meal and higher sales prices of 15.7% for the Company’s fish oil, partially offset by lower volumes of 49.3% for the Company’s fish oil.  Considering fish meal, fish oil and fish solubles sales activities in total, the Company experienced a $2.0 million increase in revenues due to the increase in sales prices and a $2.1 million increase in revenue caused by increased sales volumes, when comparing the three months ended September 30, 2012 to the three months ended September 30, 2011. The increase in fish meal sales volumes in the third quarter of 2012 is primarily due to higher export volumes.  The increase in fish oil sales prices is primarily due to an increased percentage of higher priced refined oil sales relative to lower priced crude oil sales for the quarter ended September 30, 2012 as compared to the quarter ended September 30, 2011.  The decrease in fish oil sales volumes in the third quarter of 2012 is primarily due to the lack of available inventory as a result of the Company’s low fish oil yields.  Additionally, Cyvex contributed $4.4 million of revenue to the quarter ended September 30, 2012 (including sales of OmegaPure) as compared to $3.4 million for the quarter ended September 30, 2011.  InCon, acquired by the Company in September 2011, had third party revenues of $0.6 million for the quarter ended September 30, 2012 as compared to $0.2 million for the quarter ended September 30, 2011.  Omega Shipyard’s third party revenues were $0.6 million for the quarter ended September 30, 2012 as compared to $0.1 million for the quarter ended September 30, 2011.

Cost of sales.    Cost of sales, including depreciation and amortization, for the quarter ended September 30, 2012 was $64.4 million, a $6.1 million increase, or 10.4%, as compared to the quarter ended September 30, 2011. Cost of sales as a percentage of revenues was 82.8% for the quarter ended September 30, 2012 as compared to 81.3% for the quarter ended September 30, 2011. The increase in cost of sales as a percentage of revenue was primarily attributable to an increase in cost per unit of inventory due to decreased fish oil yields and the results of InCon.  InCon had cost of sales of $1.7 million and $0.3 million for the quarters ended September 30, 2012 and 2011, respectively.  Cyvex’s cost of sales for the quarter ended September 30, 2012 (including costs of sales related to OmegaPure) was $2.4 million as compared to $1.8 million during the quarter ended September 30, 2011.  Omega Shipyard’s third party cost of sales was $0.7 million and $47,000 for the quarters ended September 30, 2012 and 2011, respectively.

Gross profit.    Gross profit was flat at $13.4 million for the quarters ended September 30, 2011 and September 30, 2012.  Gross profit as a percentage of revenue was 17.2% for the quarter ended September 30, 2012 as compared to 18.7% for the quarter ended September 30, 2011.  The decrease in gross profit as a percentage of revenue was primarily due to an increase in cost per unit of inventory and the result of InCon, as discussed above.  InCon’s gross profit as a percentage of revenue was (168.0%) and (54.7%) for the quarters ended September 30, 2012 and 2011, respectively, due to integration and transition costs that were incurred during the conversion of InCon’s plant for processing Omega’s fish oil.  Omega Shipyard’s gross profit as a percentage of revenue was (23.3%) and 15.2% for the quarters ended September 30, 2012 and 2011, respectively, due to costs associated with a third party construction contract.  Cyvex’s gross profit as a percentage of revenue was 44.6% for the quarter ended September 30, 2012 (including gross profit relating to sales of OmegaPure) and 48.4% for the quarter ended September 30, 2011.

Selling, general and administrative expenses.    Selling, general and administrative expenses were $5.6 million for the quarters ended September 30, 2012 and 2011.  Cyvex’s selling, general and administrative expenses were approximately $0.8 million for the quarters ended September 30, 2012 and 2011.

Research and development expenses. Research and development expenses were $0.6 million and $0.5 million for the three months ended September 30, 2012 and 2011, respectively.

Charges related to U.S. Attorney investigation. During the quarter ended September 30, 2012, the Company recognized charges of $4.1 million related to an ongoing investigation by the U.S. Attorney.  No such charge was recognized during the quarter ended September 30, 2011.

Impairment of intangible assets. During the quarter ended September 30, 2012, the Company recognized an impairment expense of $0.1 million related the excess of carrying value over fair value for certain indefinite lived intangible assets of InCon.  No such charge was recognized during the quarter ended September 30, 2011.

(Gain) loss on disposal of assets.    The Company recorded a net loss on disposal of assets of $30,000 for the three months ended September 30, 2012 relating to the disposal of miscellaneous plant assets in the ordinary course of business.  For the three months ended September 30, 2011, the Company recorded a net loss on disposal of assets of $0.2 million primarily related to the disposal of two fishing vessels.

OMEGA PROTEIN CORPORATION

Operating income.    The Company’s operating income was $2.9 million and $7.1 for the quarters ended September 30, 2012 and 2011, respectively. As a percentage of revenues, operating income decreased from 10.0% for the quarter ended September 30, 2011 to 3.7% for the quarter ended September 30, 2012. Excluding the above mentioned charges related to U.S. Attorney investigation of $4.1 million from operating income for the quarter ended September 30, 2012 would have resulted in $7.0 million of operating income or 9.1% as a percentage of revenues.

Interest income.    Interest income increased by $5,000 from $6,000 for the three months ended September 30, 2011 to $11,000 for the three months ended September 30, 2012. The increase was primarily due to the increased interest rate during the quarter ended September 30, 2012 as compared to the quarter ended September 30, 2011.

Interest expense.    Interest expense was $0.3 million and $0.5 million for the quarters ended September 30, 2012 and 2011, respectively.  The decrease in interest expense primarily relates to the additional $0.1 million of capitalized interest recognized during the third quarter of 2012 which offsets interest expense.

Other expense, net.    Other expense, net was $0.1 million for the quarters ended September 30, 2012 and 2011.

Provision for income taxes.    The Company recorded a $2.3 million provision for income taxes for the quarter ended September 30, 2012 representing an effective tax rate of 90.8% for income taxes compared to 28.3% for the quarter ended September 30, 2011.  The increase in the effective tax rate is primarily a result of a predominately non-deductible charge related to the U.S. Attorney’s Office investigation recognized during the quarter ended September 30, 2012.  Additionally, the effective rate increased due to the decrease during the quarter ended September 30, 2012 in the manufacturer’s deduction and changes during the quarter ended September 30, 2011 in estimated taxable income.  The statutory tax rate of 35% for U.S. federal taxes was in effect for the three month periods ended September 30, 2012 and 2011.

Interim Results for the Nine Months ended September 30, 2012 and September 30, 2011

Revenues.    Revenues decreased $9.9 million, or 5.7%, from $172.4 million for the nine months ended September 30, 2011 to $162.5 million for the nine months ended September 30, 2012. The decrease in revenues was primarily due to lower sales prices and volumes of 7.4% and 1.6%, respectively, for the Company’s fish meal and lower sales volumes of 22.1% for the Company’s fish oil, partially offset by higher sales prices of 8.0% for the Company’s fish oil.  Considering fish meal, fish oil and fish solubles sales activities in total, the Company experienced a $5.6 million decrease in revenues due to the decrease in sales prices and a $12.2 million decrease in revenue caused by decreased sales volumes, when comparing the nine months ended September 30, 2012 to the nine months ended September 30, 2011. The decrease in fish oil sales volumes for the nine months ended September 30, 2012 is primarily due to the lack of available inventory as a result of the Company’s low fish oil yields.  The decrease in fish meal sales prices for the nine months ended September 30, 2012 is primarily due to sales made pursuant to contracts entered into during 2011 when fish meal prices were lower due to an increased global supply of fish meal available for sale, particularly from South America.  The increase in fish oil sales prices is due to a limited global supply and increased demand primarily from the aquaculture and human supplement industries.  Additionally, Cyvex contributed $14.6 million of revenue to the nine months ended September 30, 2012 (including sales of OmegaPure) as compared to $10.4 million for the nine months ended September 30, 2011.  InCon, acquired by the Company in September 2011, had third party revenues of $2.0 million and $0.2 million for the nine months ended September 30, 2012 and 2011, respectively.  Omega Shipyard’s third party revenues were $1.6 million and $0.3 million for the nine months ended September 30, 2012 and 2011, respectively.

Cost of sales.    Cost of sales, including depreciation and amortization, for the nine months ended September 30, 2012 was $133.4 million, a $4.9 million increase, or 3.8%, as compared to the nine months ended September 30, 2011. Cost of sales as a percentage of revenues was 82.1% for the nine months ended September 30, 2012 as compared to 74.6% for the nine months ended September 30, 2011. The increase in cost of sales as a percentage of revenue was primarily the result of decreased fish meal sales prices for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011.  Additionally, cost per unit of sales for Omega Protein increased 4.3% during the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011.  The increase in cost per unit of sales during the nine months ended September 30, 2012 is partially due to the increase in the 2012 inventory cost per unit as a result of decreased fish oil yields experienced in the 2012 fishing season.  The impact of these poor oil yields has resulted in higher per unit inventory cost and fewer volumes available for future sale, which have adversely impacted financial results for the first nine months of 2012 and can be expected to adversely affect financial results through the second quarter of 2013.  Cyvex’s cost of sales for the nine months ended September 30, 2012 (including costs of sales related to OmegaPure) was $8.6 million as compared to $6.2 million during the nine months ended September 30, 2011.  InCon had cost of sales of $4.3 million and $0.3 million for the nine months ended September 30, 2012 and 2011, respectively.  Omega Shipyard’s third party cost of sales were $2.1 million and $0.2 million for the nine months ended September 30, 2012 and 2011, respectively.  Additionally, costs of sales increased $0.6 million for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 primarily related to certain period costs and an outstanding sales tax matter.

OMEGA PROTEIN CORPORATION

Gross profit.    Gross profit decreased $14.8 million, or 33.6%, from $43.9 million for the nine months ended September 30, 2011 to $29.1 million for the nine months ended September 30, 2012.  Gross profit as a percentage of revenue was 17.9% for the nine months ended September 30, 2012 as compared to 25.4% for the nine months ended September 30, 2011.  The decrease in gross profit as a percentage of revenue was primarily due to the decrease in fish meal sales prices experienced in the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 as well as the increase in cost per unit of sales for Omega Protein as discussed above.  Cyvex’s gross profit as a percentage of revenue was 41.1% for the nine months ended September 30, 2012 and 2011 (including gross profit relating to sales of OmegaPure).  InCon’s gross profit as a percentage of revenue was (110.1%) and (54.7%) for the nine months ended September 30, 2012 and 2011, respectively, due to integration and transition costs that were incurred during the conversion of InCon’s plant for processing Omega’s fish oil.  Omega Shipyard’s gross profit as a percentage of revenue was (28.1%) and 18.4% for the nine months ended September 30, 2012 and 2011, respectively.   The negative gross profit incurred during the nine months ended September 30, 2012 was primarily due to costs associated with a third party construction contract.

Selling, general and administrative expenses.    Selling, general and administrative expenses increased $1.2 million, or 7.5%, from $15.2 million for the nine months ended September 30, 2011 to $16.4 million for the nine months ended September 30, 2012.  The increase in selling, general and administrative expenses is primarily due to increased severance expenses of $0.3 million, the addition of Incon’s related expenses of $0.5 million and increased employee compensation related costs, including benefit, stock option and restricted stock compensation expenses, of $1.3 million.  Those increases were partially offset by a decrease in legal and other professional services expenses.  Cyvex’s selling, general and administrative expenses were approximately $2.3 million and $2.2 million for the nine months ended September 30, 2012 and 2011, respectively.

Research and development expenses. Research and development expenses were $1.7 million and $1.4 million for the nine months ended September 30, 2012 and 2011, respectively, primarily due to increased research and development expenses at the Company’s InCon facility.

Charges related to U.S. Attorney investigation. During the nine months ended September 30, 2012, the Company recorded a charge of $4.4 million related to an ongoing investigation by the U.S. Attorney.  No such charge was recognized during the nine months ended September 30, 2011.

Impairment of intangible assets. During the nine months ended September 30, 2012, the Company recognized an impairment expense of $0.1 million related the excess of carrying value over fair value for certain indefinite lived intangible assets.  No such charge was recognized during the nine months ended September 30, 2011.

Proceeds/gains resulting from Gulf of Mexico oil spill.  During the nine months ended September 30, 2011, the Company received $26.2 million, net of fees and expenses, from the GCCF in connection with the final settlement of the Company’s claims related to the impacts of the 2010 Gulf of Mexico oil spill. No such amount was recognized during the nine months ended September 30, 2012.

Other proceeds/gains resulting from natural disaster, net—2005 storms.  For the nine months ended September 30, 2011, the Company recognized a gain of $0.8 million, net of fees and expenses, in connection with the final settlement of the Company’s claims against its prior insurance broker stemming from the hurricanes affecting the Company in 2005.  No such amount was recognized during the nine months ended September 30, 2012.

(Gain) loss on disposal of assets.    The Company recorded a net gain on disposal of assets of $3.8 million for the nine months ended September 30, 2012 primarily related to net gain for the Morgan City, Louisiana facility that was sold during June 2012 and insurance proceeds for property that was damaged and inventory that was lost in 2011, partially offset by the net loss on disposal of certain assets.  For the nine months ended September 30, 2011, the Company recorded a net loss on disposal of assets of $0.6 million primarily related to the disposal of four fishing vessels, partially offset by insurance proceeds related to the disposal of one of the vessels.

Operating income.    The Company’s operating income decreased $43.2 million from $53.5 million for the nine months ended September 30, 2011 to $10.3 million for the nine months ended September 30, 2012. As a percentage of revenues, operating income decreased from 31.0% for the nine months ended September 30, 2011 to 6.3% for the nine months ended September 30, 2012.

Excluding the above mentioned charges related to U.S. Attorney investigation of $4.4 million from operating income for the nine months ended September 30, 2012 would have resulted in $14.7 million of operating income or 9.1% as a percentage of revenues.  Excluding the above mentioned GCCF final settlement of $26.2 million from operating income for the nine months ended September 30, 2011 would have resulted in $27.3 million of operating income or 15.8% as a percentage of revenues.

Interest income.    Interest income decreased by $13,000 from $34,000 for the nine months ended September 30, 2011 to $21,000 for the nine months ended September 30, 2012. The decrease was primarily due to the decreased cash balance upon which interest is earned and lower prevailing interest rates during the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011.

OMEGA PROTEIN CORPORATION

Interest expense.    Interest expense was $1.0 million and $1.6 million for the nine months ended September 30, 2012 and 2011, respectively.  The decrease in interest expense primarily relates to the additional $0.5 million of capitalized interest recognized during the first nine months of 2012 which offsets interest expense.

Other expense, net.    Other expense, net was $0.3 million and $0.2 million for the nine months ended September 30, 2012 and 2011, respectively.

Provision for income taxes.    The Company recorded a $4.4 million provision for income taxes for the nine months ended September 30, 2012 representing an effective tax rate of 49.3% for income taxes compared to 35.1% for the nine months ended September 30, 2011.  The increase in the effective tax rate is primarily a result of a predominately non-deductible charge related to the U.S. Attorney’s Office investigation recognized during the nine months ended September 30, 2012 in addition to the increase in the statutory rate from 34% to 35% during the nine months ended September 30, 2011, partially offset by the impact of certain items that are not expensed under U.S. GAAP but are deductible for tax purposes, including a manufacturer’s deduction.  The statutory tax rate of 35% for U.S. federal taxes was in effect for the nine months ended September 30, 2012.

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

At September 30, 2012, the Company had an unrestricted cash balance of $40.6 million, a decrease of $10.8 million from December 31, 2011.  This decrease was primarily due to expenditures made for the 2012 fishing season, capital spending, taxes and debt payments, and was partially offset by the sale of inventory.  Omega Protein’s annual revenues and its resulting liquidity are highly dependent on annual fish catch, production yields, selling prices for its products and inventories available for sale.  Omega Protein’s average selling prices for its products for nine months ended September 30, 2012 were 1.5% lower than its average selling prices for the year ended December 31, 2011.  Additionally, Omega Protein experienced a 4.6% higher per unit cost of sales during the nine months ended September 30, 2012 as compared to the year ended December 31, 2011.

The aggregate amount of the Company’s outstanding indebtedness as of September 30, 2012 was approximately $28.1 million compared to approximately $30.3 million as of December 31, 2011.  The Company has a moderately leveraged financial structure which could limit its financial flexibility.  In particular, the Company will be required to use a portion of its cash flows to pay principal and interest on its debt, which will reduce the amount of money the Company has for operations, capital expenditures, expansion, acquisitions or general corporate or other business activities.  In addition, the covenants contained in the Company’s debt agreements limit its ability to borrow money in the future for acquisitions, capital expenditures or to meet the Company’s operating expenses or other general corporate obligations See “Risk Factors - The Company has a moderate amount of indebtedness, which may adversely affect its ability to operate its business, remain in compliance with debt covenants and make payments on its debt” in the Company’s 2011 Form 10-K.

As noted in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Company Overview – Menhaden Fishing – Regulation”, the Company has recorded a $4.25 million accrual related to a U.S. Attorney’s Office investigation which represents the low end of an estimated range of costs and expenses from $4.25 million to $10 million.  The payment by the Company of any amount in that range would negatively impact its liquidity.

The Company has or had contracted through energy swap derivatives for approximately 67%, 34% and 0% of its budgeted 2012, 2013 and 2014 energy use, respectively.

OMEGA PROTEIN CORPORATION

Source of Capital: Operations

Net cash flow provided by (used in) operating activities decreased from approximately $51.2 million for the nine months ended September 30, 2011 to $6.2 million for the nine months ended September 30, 2012.  The decrease in operating cash flow is primarily attributable to the $26.2 million final payment from the GCCF during the nine months ended September 30, 2011, as well as changes in working capital.

Source of Capital: Debt

Net financing activities (used) provided cash of ($2.5) million and $2.2 million during the nine month periods ended September 30, 2012 and 2011, respectively. The nine month period ended September 30, 2012 included $2.6 million in debt and capital lease principal payments and $0.4 million of debt issuance costs partially offset by $0.5 million in proceeds and tax effects received from stock options exercised. The nine month period ended September 30, 2011 included $4.8 million in proceeds and tax effects received from stock options exercised partially offset by $2.6 million in debt and capital lease principal payments.

On June 20, 2011, pursuant to the Title XI program, the United States Department of Commerce Fisheries Finance Program (the “FFP”) approved a financing application made by the Company in the amount of $10.0 million (the “Approval Letter”).  To date, the Company has not submitted any financing requests under the Approval Letter.  As of September 30, 2012, the Company had approximately $28.1 million of borrowings outstanding under Title XI and was in compliance with all of the covenants contained therein.

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

●
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

●	The Company is required to maintain on a consolidated basis an Asset Coverage Ratio (as defined in the Loan Agreement) of at least 2.50 to 1.00.

●	The Company is required to maintain a positive Adjusted Profitability (as defined in the Loan Agreement), measured on a trailing four quarters basis.

All Loans and all other obligations outstanding under the Loan Agreement shall be payable in full on March 21, 2017.

OMEGA PROTEIN CORPORATION

As of September 30, 2012 and December 31, 2011, the Company was in compliance with all financial covenants under its respective bank loan agreements on those dates and expects to be in compliance during the next fiscal year.  The Company has no off-balance sheet arrangements other than normal operating leases and standby letters of credit.

Use of Capital: Operations

Net investing activities used cash of $14.5 million and $22.1 million for the nine month periods ended September 30, 2012 and 2011, respectively.  The Company’s investing activities consist mainly of acquisition costs and capital expenditures for equipment purchases, replacements, vessel refurbishments, and fish oil refining processes.  The Company made capital expenditures of approximately $20.6 million and $13.2 million, for the nine month periods ended September 30, 2012 and 2011, respectively.  The Company anticipates making an additional $2.5 million to $4.5 million in capital expenditures during the remainder of 2012 primarily for the construction and refurbishment of vessels and plant assets and for the repair of certain equipment.  Investing activities for the nine month period ended September 30, 2012 also includes $5.9 million in proceeds for the disposition of assets and $0.2 million of final closing receipts related to the InCon acquisition which took place in September 2011. Investing activities for the nine month period ended September 30, 2011 also includes $9.0 million, net of cash received, for the acquisition of InCon in September 2011, $2.1 million of final closing payments related to the Cyvex acquisition which took place in December 2010 and $2.2 million in proceeds for the disposition of assets.

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

Use of Capital: Contractual Obligations

The following table aggregates information about the Company’s contractual cash obligations and other commercial commitments (in thousands) as of September 30, 2012:

	Payments Due by Period
		Less than	1 to 3	3 to 5	After 5
Contractual Cash Obligations	Total	1 year	years	years	years

Long-term debt	$28,071	$3,080	$5,829	$5,551	$13,611
Capital lease obligation	407	407	—	—	—
Interest on long-term debt and capital lease obligation (1)	9,053	1,722	2,802	2,079	2,450
Operating lease obligations	5,943	2,374	2,850	342	377
Pension Funding (2)	10,287	2,190	4,289	2,559	1,249
Total Contractual Cash Obligations	$53,761	$9,773	$15,770	$10,531	$17,687

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

There have been no significant changes to the Company’s contractual cash obligations during the quarterly period ending September 30, 2012.

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

In April 2010, the Company received a request for information pursuant to Section 308 of the Federal Water Pollution Control Act (Clean Water Act) from Region 3 of the United States Environmental Protection Agency (the “EPA”) concerning the Company’s bail wastewater practices used in its fishing operations at its Reedville, Virginia facility. The Company responded to the request. The Company cannot predict the outcome of the EPA’s review.

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

The Company spent approximately $3.0 million during 2011 to make the above improvements and repairs to the Reedville fleet. The Company has evaluated the vessels in its Gulf fleet based on the review of its Reedville vessels.  Based on the results of that evaluation, it is likely that the Company will incur additional costs to make improvements and repairs to its Gulf fleet.

In recent discussions with the Company, the U.S. Attorney’s Office has proposed a criminal plea disposition of the above matters that would involve a fine, community service contributions, and a probationary period for the Company. Based on the information presently known to the Company and the on-going status of its discussions with the U.S. Attorney’s Office, the Company currently estimates that fines, contributions and associated legal fees in connection with the matters could range from $4.25 million to $10 million. Accordingly, the Company has recorded an accrual for the matters of $4.25 million, the low end of that estimated range, in its third quarter 2012 financial statements. Any settlement amount is not expected to be tax deductible. Discussions with the U.S. Attorney’s Office are continuing but there can be no assurance that a criminal or civil settlement will be achieved or that costs and payments made in connection with these matters will not exceed either the amount of the accrual currently recorded or the range that is currently estimated, or that the government will not also impose additional non-monetary remedies or penalties that could have a material adverse effect on the Company.  During 2011, the Company expensed approximately $0.5 million related to this matter.  During the first nine months of 2012, the Company recognized $4.4 million in additional expenses related to this matter.

OMEGA PROTEIN CORPORATION

Item 1A.  Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Form 10-K for the fiscal year ended December 31, 2011 except as follows.

Fluctuation in the “total yield” derived from Omega Protein’s fish catch could impact the Company’s ability to operate profitably.  The “total yield,” or the percentage of fish meal, fish oil and fish solubles products derived from the menhaden fish has fluctuated over the years and from month to month due to natural conditions relating to fish biology over which Omega Protein has no control.  For example, the Company’s 2012 oil yield results through September 30, 2012 have been the poorest in recent history.  Omega Protein’s oil yields for the nine months ending September 30, 2012 were lower by 19.3% compared to those in the same period in the 2011 fishing season and were lower by 41.0% compared to the Company’s 5 year oil yield average.  Total yields decreased by 2.7% compared to those in the same 2011 fishing season and were lower by 9.7% compared to the Company’s five year total yield average, due primarily to the lower fish oil yields. The Company believes that fish yields are influenced by multiple factors, including but not limited to, fish diet, weather, water temperature, fish population and age of fish, but such possible relationships and inter-relationships are not generally well understood. The impact of these poor oil yields has resulted in significantly higher per unit inventory costs and fewer volumes available for future sales.  These higher unit costs and fewer volumes available for sale adversely impacted financial results for the second and third quarters of 2012 and can be expected to adversely affect financial results through the second quarter of 2013.

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

The Company has evaluated its Gulf fleet vessels based on its review of its Reedville vessels and Coast Guard regulations, as well as discussions with the Coast Guard.  Based on the results of that evaluation, it is likely that the Company will incur additional costs to make improvements and repairs to its Gulf fleet.  The Company had requested a waiver from the Coast Guard for its Atlantic and Gulf of Mexico fleets regarding the use of certain vessel equipment applicable to “ocean-going vessels” (as defined by Coast Guard regulations) that operate beyond the 12 nautical mile limit and in May 2012 the Coast Guard granted the Company a partial waiver for its 2012 fishing season only that allows the Company to travel, but not fish, outside 12 nautical miles of shore.  If the Coast Guard does not extend the waiver in 2013, the Company will have to restrict its fishing operations to within 12 nautical miles of shore or install additional equipment on its vessels which will result in additional expense.

The U.S. Attorney’s Office has proposed a criminal plea disposition of an EPA information request and a Coast Guard investigation, as well as a fine or other community service contributions.   In recent discussions with the Company, the U.S. Attorney’s Office has proposed a criminal plea disposition of the Coast Guard investigation described above, as well as a previously disclosed EPA request for information regarding the Reedville plant’s bail wastewater practices that would involve a fine, community service contributions, and a probationary period for the Company. Based on the information presently known to the Company and the on-going status of its discussions with the U.S. Attorney’s Office, the Company currently estimates that fines, contributions and associated legal fees in connection with the matters could range from $4.25 million to $10 million. Accordingly, the Company has recorded an accrual for the matters of $4.25 million, the low end of that estimated range, in its third quarter 2012 financial statements. Any settlement amount is not expected to be tax deductible. Discussions with the U.S. Attorney’s Office are continuing but there can be no assurance that a criminal or civil settlement will be achieved or that costs and payments made in connection with these matters will not exceed either the amount of the accrual currently recorded or the range that is currently estimated, or that the government will not also impose additional non-monetary remedies or penalties that could have a material adverse effect on the Company. In addition, irrespective of any costs or payments, a criminal disposition or the prospect of one could have a material adverse effect on the Company’s business if customers, regulators, lenders or other constituencies were to view that disposition in a materially negative way.

The state of North Carolina recently closed its state waters to commercial menhaden purse seine fishing.  In May 2012, the North Carolina Division of Marine Fisheries in the Department of Environment and Natural Resources issued a proclamation that banned the commercial fishing of menhaden using purse seine netting in North Carolina state waters. The restrictions in the proclamation were subsequently enacted into law by the North Carolina General Assembly, effectively prohibiting the Company’s fishing operations in these state waters.  Federal waters outside the North Carolina three-nautical mile state water limit remain unaffected. In 2011, the Company caught approximately 1.6% of its total 2011 fish catch in North Carolina state waters.

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
___________

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

OMEGA PROTEIN CORPORATION (Registrant)

November 5, 2012	By:	/s/ Andrew C. Johannesen
(Executive Vice President, Chief Financial Officer)