Form 10-K
period 2012-12-31
OMEGA PROTEIN CORP
filed 2013-03-05
CIK 1053650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                                          Accelerated filer ☒                                       Non-accelerated filer ☐                                        Small reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

 The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $122,682,949 as of June 30, 2012 (computed by reference to the quoted closing price of the registrant’s common stock on the New York Stock Exchange on June 29, 2012). Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On February 28, 2013, there were outstanding 19,910,828 shares of the Company’s common stock, $0.01 par value.

Documents incorporated by reference: Portions of the registrant’s definitive proxy statement for its 2013 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2012, are incorporated by reference to the extent set forth in Part III of this Form 10-K.

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

The Company operates through two primary industry segments: animal nutrition and human nutrition.  The animal nutrition segment is comprised primarily of two subsidiaries: Omega Protein, Inc. and Omega Shipyard, Inc.  Omega Protein, Inc. (“Omega Protein”), the Company’s principal operating subsidiary, is predominantly dedicated to the production of animal nutrition products and operates in the menhaden harvesting and processing business and is the successor to a business conducted since 1913. A portion of Omega Protein’s production is transferred to the human nutrition segment where it is further processed and sold. Omega Shipyard, Inc. (“Omega Shipyard”) owns and operates a drydock facility in Moss Point, Mississippi that is used to provide shoreside maintenance for Omega Protein’s fishing fleet and, subject to outside demand and excess capacity, occasionally for third-party vessels. The human nutrition segment is comprised primarily of two subsidiaries: Cyvex Nutrition, Inc. and InCon Processing, L.L.C.  Cyvex Nutrition, Inc. (“Cyvex”), founded in 1984 and acquired by the Company in December 2010, is located in Irvine, California and is an ingredient provider in the nutraceutical industry.  InCon Processing, L.L.C. (“InCon”), acquired by the Company in September 2011, is located in Batavia, Illinois and is a specialty toll processor that utilizes molecular distillation technology to concentrate a variety of compound products, including Omega-3 fish oils.  For financial information about our industry segments for years 2012, 2011 and 2010, see Note 20 to our consolidated financial statements included in Item 8.

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

The Company produces OmegaPure®, a taste-free, odorless refined fish oil which is the only marine source of long-chain Omega-3s directly affirmed (as opposed to self affirmed) by the U.S. Food and Drug Administration (“FDA”) as a food ingredient that is Generally Recognized as Safe (“GRAS”).  The Company also produces OmegaActiv™, a concentrated form of refined fish oil which is marketed as a dietary supplement.

Omega Protein operates four menhaden processing plants:  two in Louisiana, one in Mississippi and one in Virginia.  It also operates a Health and Science Center in Reedville, Virginia, which provides 100-metric tons per day fish oil input capacity for the Company’s food, industrial and feed grade oils.  The Company’s technical center in Houston, Texas, the Omega Protein Technology and Innovation Center, has food science application labs as well as analytical, sensory, lipids research and pilot plant capabilities.

In December 2010, the Company acquired Cyvex, a dietary supplement ingredient supplier based in Irvine, California.  Cyvex is a nutraceutical supplier to dietary supplement manufacturers that focus on human health and wellness.  Cyvex has expanded the Company’s presence in the human health and wellness market and  provides access to supplement manufacturers who purchase a variety of ingredients, including fish oil.

In September 2011, the Company acquired InCon, a specialty toll processor that designs, pilots, synthesizes and purifies specialty chemical compounds utilizing molecular distillation technology to concentrate a variety of compound products, including Omega-3 fish oils.  The Company believes that InCon’s concentration technology will allow it to provide its customers with an enhanced range of Omega-3 fish oils in concentrated forms such as ethyl esters and triglycerides.  The concentrated fish oils manufactured by InCon are marketed and sold under the Company’s OmegaActiv™ brand by Cyvex.

Geographic Information

The Company’s export sales were approximately $142 million, $165 million, and $88 million in 2012,  2011, and  2010, respectively.  Such sales were made primarily to Asian, European and Canadian markets.  In 2012, 2011 and 2010, sales to the Company’s top customer were approximately $43.5 million, $38.6 million and $21.4 million, respectively.  The top customer was Hong Kong Ruiboer for 2012, Pacific Tide Limited for 2011 and Nestle Purina for 2010. In addition, in 2011 a second customer, Hong Kong Ruiboer, also accounted for approximately $36.8 million of revenue.

The following table shows the geographical distribution of revenues (in thousands) based on location of customers:

	Years Ended December 31,
	2012		2011		2010
	Revenues	Percent	Revenues	Percent	Revenues	Percent
U.S.	$93,784	39.8%	$86,600	34.4%	$86,117	49.5%
Mexico	943	0.4	856	0.3	8,332	4.8
Europe	18,615	7.9	30,335	12.1	20,322	11.7
Canada	13,196	5.6	15,457	6.1	13,891	8.0
Asia (1)	104,152	44.2	114,316	45.4	41,660	24.0
South & Central America	4,713	2.0	4,003	1.6	3,472	2.0
Other	236	0.1	176	0.1	—	—
Total	$235,639	100.0%	$251,743	100.0%	$173,794	100.0%

(1)  Of this balance, China comprised approximately $89.5 million, $102.6 million and $28.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Company Overview

Businesses.  Omega Protein is the largest U.S. producer of protein-rich meal and oil derived from marine sources. Omega Protein’s products are produced from menhaden (a herring-like fish found in commercial quantities), and include regular grade and value-added specialty fish meals, crude and refined fish oils and fish solubles. Cyvex, acquired by the Company in December 2010, is a dietary supplement ingredient provider to the nutraceutical industry.  InCon, acquired by the Company in September 2011, is a specialty toll processor that utilizes molecular distillation technology to concentrate a variety of compound products, including Omega-3 fish oils.

    Menhaden Fishing

Fishing.    Omega Protein’s principal raw material is menhaden, a species of fish that inhabits coastal and inland tidal waters in the United States.  Menhaden usually school in large, tight clusters and are commonly found in warm, shallow waters. Spotter aircraft locate the schools and direct the fishing vessels to them. The principal fishing vessels transport two 40-foot purse boats, each carrying several fishermen and one end of a 1,500-foot net. The purse boats encircle the school and capture the fish in the net. The fish are then pumped from the net into refrigerated holds of the fishing vessel and then are unloaded at Omega Protein’s processing plants.

At December 31, 2012, Omega Protein owned a fleet of 43 vessels and 34 spotter aircraft for use in its fishing operations and also leased additional aircraft where necessary to facilitate operations. During the 2012 fishing season in the Gulf of Mexico, which runs from mid-April through October, Omega Protein operated 26 fishing and carry vessels and 29 spotter aircraft. The fishing area in the Gulf is generally located along the Gulf Coast, with a concentration off the Louisiana and Mississippi coasts. The fishing season along the Atlantic coast begins in early May and usually extends into December. During the 2012 season, Omega Protein operated 9 fishing and carry vessels and 7 leased spotter aircraft along the Mid-Atlantic coast, concentrated primarily in and around Virginia. The remaining fleet of fishing vessels and spotter aircraft are not routinely operated during the fishing season and are back-up to the active fleet, used for other transportation purposes, inactive or in the process of refurbishment in the Company’s shipyard.

Meal and Oil Processing Plants.    Omega Protein operates four meal and oil processing plants, two in Louisiana, one in Mississippi and one in Virginia, where the menhaden are processed into three general product types: fish meal, fish oil and fish solubles.  Omega Protein’s processing plants are located in coastal areas near Omega Protein’s fishing fleet.  Annual volume processed varies depending upon menhaden catch and production yields.  Each plant maintains a dedicated dock to unload fish, fish processing equipment and product storage facilities.  The fish are unloaded from the fishing vessels into storage boxes and then conveyed into steam cookers. The fish are then passed through presses to remove most of the oil and water. The solid portions of the fish are dried and ground into fish meal. The liquid that is produced in the cooking and pressing operations contains oil, water, dissolved protein and some fish solids. This liquid is decanted to remove the solids and is put through a centrifugal oil and water separation process. The separated fish oil is a finished product called crude oil. The separated water and protein mixture is further processed through evaporators to recover the soluble protein, which can be sold as solubles or added to the solid portions of the fish for processing into fish meal.

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

Omega Protein Technology and Innovation Center.  The Omega Protein Technology and Innovation Center located in Houston, Texas is dedicated to further developing the Company’s OmegaPure® human grade Omega-3 product line as well as serving the Company as an in-house analytical laboratory and participating in various new product development and research and development projects by utilizing their scientific expertise.  The facility has food science application labs, as well as analytical, sensory and pilot plant capabilities.  The facility also has a lipids research lab where the Company plans to continue to develop new Omega-3 products that have improved functionality and technical characteristics.

InCon Processing Facility. In September 2011, the Company acquired InCon, a specialty toll processor located in Batavia, Illinois that designs, pilots, synthesizes and purifies specialty chemical compounds utilizing molecular distillation technology to concentrate a variety of compound products, including Omega-3 fish oils.  Revenues from InCon for third party work were not material for 2011 and 2012.

InCon provides the Company with molecular distillation technology which allows for the separation of mixtures of organic compounds, most of which will not tolerate prolonged heating above 250° C without excessive structural change or decomposition.  With this technology, InCon can distill food products and specialty chemicals.  InCon also provides analytical and processing expertise and pilot test capabilities.

InCon’s core competencies include:
•         Processing of kosher Omega-3 fish oils
•         Concentration of Omega-3 fatty acids
•         Concentration of food flavors, aromas, and spice extracts
•         Processing of Conjugated Linoleic Acid
•         Processing of Tocopherols, Sterols, and Tocotrienols

The Company believes that InCon’s concentration technology will allow it to provide customers with an enhanced range of Omega-3 fish oils in concentrated forms such as ethyl esters and triglycerides.  The concentrated fish oils manufactured by InCon are marketed and sold under the Company’s OmegaActiv™ brand by Cyvex.  InCon also allows the Company to concentrate Omega-3 oil from other non-marine sources such as algal oils.

Products.    Omega Protein sells three general types of menhaden based products: fish meal, fish oil and fish solubles.

Fish Meal.    Fish meal, the principal product made from menhaden, is sold primarily as a high-protein feed ingredient. It is used as a feed ingredient in feed formulated for pigs and other livestock, aquaculture and household pets. Each use requires certain standards to be met regarding quality and protein content, which are determined by the freshness of the fish and by processing conditions such as speed and temperatures. Omega Protein markets fish meal of several different types:

Special Select™.    Special Select™ is a premium grade fish meal that is targeted for monogastrics, including baby pigs, pets, shrimp and fish.

SeaLac™.    SeaLac™ is a premium grade fish meal that is targeted for the cattle industry.

FAQ Meal.    FAQ (Fair Average Quality) Meal is Omega Protein’s commodity grade fish meal that is typically used in protein blends for catfish, pets and other animals.

Fish Oil.    Omega Protein produces crude unrefined fish oil, refined fish oil and human grade oils.

Unrefined Fish Oil.    Unrefined fish oil (also referred to as crude fish oil) is Omega Protein’s basic fish oil product. This grade of fish oil has not undergone any portion of the refining process. Omega Protein’s markets for crude fish oil have changed over the past decade. In the 1990’s, Omega Protein’s main crude fish oil market, which accounted for greater than 90% of Omega Protein’s production, was the manufacturers of hydrogenated oils for human consumption such as margarine and shortening. Since then, the development of the worldwide aquaculture industry has resulted in steady demand for fish oils in order to improve feed efficiency, nutritional value, survivability and health of farm-raised fish species. In 2010, 2011 and 2012, Omega Protein estimates that approximately 80%, 93%, and 83% of its crude fish oil was sold as a feed ingredient to the aquaculture industry, respectively.

Refined Fish Oil.    Omega Protein’s refined fish oils come in two basic grades.

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

Human Grade Oils.    Omega Protein has developed a process to highly refine menhaden oil to remove flavor, odor, color and pro-oxidants and offer a naturally high, long-chain Omega-3 content. One of the Company’s products in this grade is OmegaPure®. Food applications for OmegaPure® are designed to deliver a stable, odorless, flavorless source of Omega-3 fatty acids to enhance human nutrition. These applications include mainstream consumer foods, medical care foods and dietary supplements. OmegaPure® is also kosher-certified by Orthodox Union. In addition, the Company produces OmegaActiv™, a concentrated form of refined fish oil which is marketed as a dietary supplement.

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

A third long chain Omega-3 fatty acid, docosapentaenoic (“DPA”), is an intermediary between DHA and EPA, and has drawn attention recently from scientists regarding its potential key role in health outcomes. In addition to EPA and DHA, menhaden oil contains appreciable amounts of Omega-3 DPA.  Omega-3 DPA has been recognized in a early study involving Greenland Eskimos in which these Eskimos consumed very high fat diets consisting of marine mammals and yet showed little evidence of heart disease.  Omega-3 DPA is a metabolic intermediary between EPA and DHA and may play a role in protection from cardiovascular disease as well as age-related decline in cognition.  Omega-3 DPA is found in seal and whale blubber, human blood and human milk.  Menhaden oil is a rich source of Omega-3 DPA, whereas most other fish oils used for dietary supplements are not.

The Company is the only fully-integrated fish oil processing operation in the United States that both directly conducts fishing operations and also manufactures highly refined EPA, DHA and DPA from these marine resources.  The Company can control the purity and quality of its product from harvesting all the way through manufacturing and shipment.

 According to the Global Organization for EPA and DHA (“GOED”), there are more than 20,000 published scientific studies that have linked consumption of Omega-3 fatty acids to a number of nutritional and health benefits, such as heart health, alleviation of arthritis and other inflammatory diseases, optimal brain and eye development and maintenance, and minimization of depression.

In 2004, the FDA announced the availability of a qualified health claim for reduced risk of coronary heart disease on conventional foods that contain EPA and DHA.  The FDA stated that scientific evidence indicates that these fatty acids may be beneficial in reducing coronary heart disease.  In 2000, the FDA announced a similar qualified health claim for dietary supplements containing EPA and DHA omega-3 fatty acids and the reduced risk of coronary heart disease.

Several other major health organizations such as the American Dietetic Association, the U.S. Dietary Guidelines Advisory Committee, the National Heart Foundation of Australia, and the United Kingdom Scientific Advisory Committee have all provided guidelines that address increasing the consumption of fish and omega-3 fatty acids EPA and DHA. These organizations now recommend various daily intake levels of EPA and DHA. While a Reference Daily Intake has not been established for the United States or Canada, many other countries have set a Reference Daily Intake for EPA and DHA.

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

Omega Protein sells a material portion of its products on up to a twelve-month forward contract basis with the balance sold on a spot basis through purchase orders.  Omega Protein’s sales contracts generally contain force majeure and other production allocation provisions.  Due to the 2010 Gulf of Mexico oil spill, Omega Protein purchased additional fish meal from a third party to supplement its production and received partial reimbursement from BP through the GCCF for additional costs associated with this purchase.  Historically, fish meal and fish oil sold on a forward contract basis has fluctuated from year to year based upon perceived market availability and forward price expectations.  As of December 31, 2012, Omega Protein had sold forward on a contract basis approximately 72,000 short tons of fish meal and 22,000 metric tons of fish oil for 2013.  Of these 2013 forward sales, all of the fish meal sales and approximately half of the fish oil sales were contracted in 2012; the remainder of the fish oil sales were contracted in 2011.  As a basis of comparison, as of December 31, 2011, Omega Protein had sold forward on a contract basis approximately 60,000 short tons of fish meal and 40,000 metric tons of fish oil for 2012.

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

 Customers and Marketing.    Most of Omega Protein’s marine protein products are sold directly to approximately 300 customers by Omega Protein’s agriproducts sales department, while a smaller amount is sold through independent sales agents and the Company’s human nutrition segment.  Omega Protein’s animal segment product inventory was $45.3 million as of December 31, 2012 versus $46.4 million as of December 31, 2011.

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

Occasionally Omega Protein’s fish catch and resultant product inventories are reduced, primarily due to adverse weather conditions, and Omega Protein further expands its purchase and resale of other fish meals and oils (primarily Panamanian, Peruvian and Mexican fish meal and U.S. menhaden fish meal and oil).  Although operating margins from these activities are less than the margins typically generated from Omega Protein’s base domestic production, these operations provide Omega Protein with a source of fish meal and oil to sell into other markets, some of which, Omega Protein has not historically had a presence.  During 2010, due to the Gulf of Mexico oil spill, Omega Protein purchased 6,315 tons of fish meal, or 6.2% of its fish meal sales volumes for 2010.  The Company did not purchase any fish meal or fish oil during 2011 or 2012.

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

The subsequent expansions of the closed state and federal fishing grounds in response to the Gulf of Mexico oil spill required Omega Protein to temporarily cease fishing with certain vessels from time to time beginning in late June through early August 2010.  Although the fishing grounds began to reopen slowly during August which allowed Omega Protein to fish in previously restricted areas, some fishing grounds remained closed and continued to affect Omega Protein’s fishing through September 2010.

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

The Gulf of Mexico oil spill directly affected Omega Protein by decreasing its fish catch due to the closure of state and federal fishing grounds and increased the cost of its normal fishing effort due to the repositioning and staging of its fleet at other locations.  The decrease in fish catch reduced Omega Protein’s volume of inventory available to sell which reduced its sales volumes and revenues for the third and fourth quarters of 2010 and first and second quarters of 2011.  The decrease in fish catch and additional costs incurred related to Omega Protein’s 2010 standard cost were partially offset by the two GCCF emergency payments.  As such, the emergency payments reduced cost of sales by 4.4% or $8.2 million, and 8.9% or $10.5 million, for the years ended December 31, 2011 and 2010, respectively.  Omega Protein cannot predict what long-term effect, if any, the oil spill will have on future years’ fish catch or customer perceptions about its products.

In April 2011, the Company agreed to a final settlement of all of its claims for costs and damages incurred as a result of the oil spill and received a final payment of $26.2 million, net of fees and expenses, from the GCCF.  The amount was recognized as “Proceeds/gains resulting from Gulf of Mexico oil spill” in the Company’s consolidated statement of comprehensive income for the year ended December 31, 2011.

In total, the Company received payments of $44.8 million, net of fees and expenses, from the GCCF in 2010 and 2011.  As a part of the final settlement, the Company released and waived all current and future claims against BP and all other potentially responsible parties with regard to the oil spill.  For additional information, see Note 3 – Gulf of Mexico Oil Spill.

Hurricane Damages.

2005 Hurricane Activity

On August 29, 2005, Omega Protein’s Moss Point, Mississippi fish processing facility and adjacent shipyard were severely damaged by Hurricane Katrina.  On September 24, 2005, Omega Protein’s Cameron, Louisiana and the Abbeville, Louisiana fish processing facilities were also severely damaged by Hurricane Rita.

On August 31, 2007, the Company filed a lawsuit in the District Court of Harris, Texas 295th Judicial District, against its prior insurance broker, Aon Risk Services of Texas (“Aon”), who procured the Company’s property insurance policies for the 2005/2006 policy year, which were the subject of prior litigation as a result of claims relating to Hurricanes Rita and Katrina.  In June 2011, all outstanding claims related to the lawsuit were settled and the Company recorded $0.8 million, net of fees and expenses, as “Other proceeds/gains  resulting from natural disaster, net – 2005 storms” in the consolidated statement of comprehensive income for the year ended December 31, 2011.  As a part of the final settlement, the Company released and waived all claims against Aon for all matters addressed in the litigation.

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

Insurance coverage may not be available in the future at current costs or on what the Company considers to be commercially reasonable terms.  Furthermore, any insurance proceeds received for any loss of, or damage to, any of the Company’s facilities may not be sufficient to restore the loss or damage without negative impact on its business, financial condition or results of operations. For example, property insurance coverage for flood damages caused by named storm hurricanes has from time to time been limited in its availability, and it is possible that such limited coverage might not be adequate to reimburse the Company for its losses if these types of flood losses occur.  In addition, should a Company insurer become insolvent, the Company would be responsible for payment of all outstanding claims associated with that insurer’s policies.

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

Regulation.  Omega Protein’s operations are subject to federal, state and local laws and regulations relating to the locations and periods in which fishing may be conducted as well as environmental and safety matters.  At the state and local level, certain state and local government agencies have enacted legislation or regulations, which are subject to changes from time to time, which prohibit, restrict or regulate menhaden fishing within their jurisdictional waters.

Omega Protein’s menhaden fishing operations are also subject to regulation by two interstate compact commissions created by federal law: the Atlantic States Marine Fisheries Commission (“ASMFC”) which consists of 14 states along the Atlantic seaboard and 3 agencies, and the Gulf States Marine Fisheries Commission (“GSMFC”) which consists of 5 states along the Gulf of Mexico.  The ASMFC and GSMFC manage the menhaden fishery throughout the stock’s coast-wide range. The Company supports the ASMFC’s and GSMFC’s goal of maintaining a healthy population of menhaden.

In December 2012, the ASMFC voted to establish a coast-wide limit on the amount of Atlantic menhaden that can be harvested each year.  Based on a twenty percent reduction from the 2009-2011 average annual landings, total menhaden harvests for the 2013 fishing year will be limited to 170,800 metric tons (“mt”).  The Company expects that this total harvest level will remain in place at least through 2014 when a new assessment of the Atlantic menhaden population will be conducted.  The new catch limit represents a 25% reduction from the 2011 coastal harvest level of 228,800 mt, of which the Company accounted for 174,000 mt.  Changes in these catch levels beyond 2014 likely will be influenced by the results of a new benchmark stock assessment, currently scheduled to be held that year.

The ASMFC also voted to allocate the new catch quota among the Atlantic states based on the share of menhaden landings over the same three year period.  As a result, Virginia is expected to receive 85 percent of the quota, or between about 144,270 mt and 145,700 mt, to be split between the Company and the Virginia bait fishery.  These ASMFC mandated catch levels were subsequently implemented by the Virginia General Assembly in February 2013. According to statements by Virginia officials, the state is likely to preserve the bait fishery’s historic share of the catch.  If so, the Company’s allowable catch for the next two years is expected to be between approximately 129,000 mt and 134,000 mt for each year, significantly below its five year average catch of 163,300 mt and its recent low harvest of 141,100 mt in 2008.  Based on the last five year average, 34% of the Company’s fish catch and 31% of its production of fish meal, oil and solubles comes from its Atlantic business.  It is possible that the implementation of these regulations could have a material adverse effect on the Company's business, financial results and results of operations.

The ASMFC also voted to reduce the cap on the amount of menhaden the Company can harvest in the Chesapeake Bay under a previously existing ASMFC cap arrangement (the “Bay cap”). The Bay cap was originally established as a precautionary measure in 2006 while research was to be conducted to address, among other things, the question whether the menhaden harvest in the Bay could cause what is being termed “localized depletion” of menhaden there.  No evidence of such localized depletion has been produced. The Bay cap has not affected the Company’s Chesapeake Bay harvests for the years 2007 through 2012.

The ASMFC voted to reduce the Bay cap by twenty percent, from 109,020 mt to 87,200 mt.  Since the imposition of the original Bay cap in 2006, the Company’s harvests from these waters have been near or below the new 87,200 mt Bay cap level.  Therefore, the Company does not expect that the new Bay cap will have a material adverse effect on its business, financial results or results of operations.

The Texas Parks and Wildlife Commission has adopted regulations related to the menhaden reduction fishery in Texas waters which limits the Total Allowable Catch (“TAC”) to 31.5 million pounds annually. The regulations also allow for a 10% underage or overage in each year which is credited or deducted, as applicable, to the TAC in the following year.

In 2012, the Company’s Texas fish catch did not approach the TAC.  Omega Protein’s menhaden fish catch in Texas in 2012 was estimated by the National Marine Fisheries Service to be approximately 14.6 million pounds (approximately 6,640 metric tons), or approximately 1.2% of Omega Protein’s total 2012 fish catch. The limitation is not expected to have a material adverse effect on Omega Protein’s business, results of operation or financial condition.

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

The U.S. Attorney’s Office for the Eastern District of Virginia subsequently reviewed both the results of the Coast Guard inspection and the EPA request for information.  As previously reported, in discussions with the Company, the U.S. Attorney’s Office has proposed a criminal plea disposition of the above matters that would involve a fine, community service contributions, and a probationary period for the Company. Based on the information presently known to the Company and the on-going status of its discussions with the U.S. Attorney’s Office, the Company currently estimates that the total fines and contributions related to a possible settlement will be approximately $7.5 million.  Based on this estimated amount and anticipated future associated legal fees, the Company has recorded an accrual for these matters as of December 31, 2012 of $7.7 million. Any settlement amount is not expected to be tax deductible. Discussions with the U.S. Attorney’s Office are continuing but there can be no assurance that any resolution will be achieved or that costs and payments made in connection with these matters will not exceed the amount of the accrual currently recorded or that the government will not also impose additional non-monetary remedies or penalties that could have a material adverse effect on the Company. There is also no assurance that any agreement the Company reaches with the U.S. Attorney’s Office would obtain the required court approval.

The Company had requested a waiver from the Coast Guard for its Atlantic and Gulf of Mexico fleets regarding the use of certain vessel equipment applicable to “ocean-going vessels” (as defined by Coast Guard regulations) that operate beyond the 12 nautical mile limit and in May 2012 the Coast Guard granted the Company a partial waiver for its 2012 fishing season only that allows the Company to travel, but not fish, outside 12 nautical miles of shore. If the Coast Guard does not extend the waiver in 2013, the Company will have to restrict its fishing operations to within 12 nautical miles of shore or install additional equipment on its vessels which will result in additional expense

The Company has made, and anticipates that it will make in the future, expenditures in the ordinary course of its business in connection with environmental matters. It is possible that environmental laws and regulations will require material expenditures or otherwise adversely affect the Company’s operations.

The Company monitors regulations which affect fish meal and fish oil in the United States and in those foreign jurisdictions where it sells its products. To date, such regulations have not had a material adverse effect on the Company’s business, but it is possible they may do so in the future.

As the Company’s business continues to grow internationally, we may from time to time also perform global reviews of our policies, practices and internal controls for U.S. Foreign Corrupt Practices Act compliance and compliance with other laws.  These reviews may include engaging outside advisors to assist in independent reviews to help achieve a strong global anti-corruption program.

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

•Novusetin™, a mental acuity ingredient for use in dietary supplements;

•Euro Black Currant, a berry extract that provides anthocyanins with a high ORAC (Oxygen Radical Absorbance Capacity value); and

•Broccoli extracts including BroccoPhane and BroccoSinolate standardized to sulforophane and glucosinolates respectively.

• OmegaPure® is a highly refined menhaden oil designed to deliver a stable, odorless, flavorless source of Omega-3 fatty acids to enhance human nutrition. OmegaPure® is also kosher-certified by Orthodox Union.

•OmegaActiv™ is a concentrated form of refined fish oil which is manufactured as a dietary supplement ingredient.

Cyvex utilizes its NutriPrint® quality assurance system, which includes identity testing of incoming raw materials through FT-NIR (Fourier Transform – Near Infra Red), third party certification by independent laboratories for dietary ingredients, microbiology, heavy metals and pesticide and solvent residues when applicable.

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

In September 2011, the Company acquired InCon, a specialty toll processor that designs, pilots, synthesizes and purifies specialty chemical compounds utilizing molecular distillation technology to concentrate a variety of compound products, including Omega-3 fish oils. The Company believes that InCon’s concentration technology will allow the Company to provide its customers with an enhanced range of Omega-3 fish oils in concentrated forms such as ethyl esters and triglycerides.  The concentrated fish oils manufactured by InCon are marketed and sold under the Company’s OmegaActiv™ brand by Cyvex.  See Business and Properties – Menhaden Fishing – InCon Processing and Note 2 – Acquisition of InCon Processing, L.L.C.

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

The Dietary Supplement Health and Education Act of 1994 (“DSHEA”), an amendment to the Federal Food, Drug and Cosmetic Act (“FDC Act”), established a new framework governing the composition, safety, labeling, manufacturing and marketing of dietary supplements. Generally, under DSHEA, dietary ingredients that were marketed in the United States prior to October 15, 1994 may be used in dietary supplements without notifying the FDA. "New" dietary ingredients (i.e., dietary ingredients that were "not marketed in the United States before October 15, 1994") must be the subject of a new dietary ingredient notification submitted to the FDA unless the ingredient has been "present in the food supply as an article used for food" without being "chemically altered". A new dietary ingredient notification must provide the FDA evidence of a "history of use or other evidence of safety" establishing that use of the dietary ingredient "will reasonably be expected to be safe". A new dietary ingredient notification must be submitted to the FDA at least 75 days before the initial marketing of the new dietary ingredient. The FDA may determine that a new dietary ingredient notification does not provide an adequate basis to conclude that a dietary ingredient is reasonably expected to be safe. Such a determination could prevent the marketing of such dietary ingredient.

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

DSHEA permits "statements of nutritional support" to be included in labeling for dietary supplements without FDA pre-market approval. Such statements must be submitted to the FDA within 30 days of marketing. Such statements may describe how a particular dietary ingredient affects the structure, function, or general well-being of the body, or the mechanism of action by which a dietary ingredient may affect body structure, function, or well-being, but may not expressly or implicitly represent that a dietary supplement will diagnose, cure, mitigate, treat, or prevent a disease. A company that uses a statement of nutritional support in labeling must possess scientific evidence substantiating that the statement is truthful and not misleading. If the FDA determines that a particular statement of nutritional support is an unacceptable drug claim or an unauthorized version of a "health claim", or, if the FDA determines that a particular claim is not adequately supported by existing scientific data or is false or misleading, we would be prevented from using the claim.

In addition, DSHEA provides that so-called "third-party literature", e.g., a reprint of a peer-reviewed scientific publication linking a particular dietary ingredient with health benefits, may be used "in connection with the sale of a dietary supplement to consumers" without the literature being subject to regulation as labeling. The literature: (1) must not be false or misleading; (2) may not "promote" a particular manufacturer or brand of dietary supplement; (3) must present a balanced view of the available scientific information on the subject matter; (4) if displayed in an establishment, must be physically separate from the dietary supplements; and (5) should not have appended to it any information by sticker or any other method. If the literature fails to satisfy each of these requirements, the Company may be prevented from disseminating such literature in connection with Cyvex products, and any dissemination could subject Cyvex products to regulatory action as an illegal drug.

In June 2007, pursuant to the authority granted to the FDA by DSHEA, the FDA published detailed Current Good Manufacturing Practice ("GMP") regulations that govern the manufacturing, packaging, labeling and holding operations of dietary supplement manufacturers. The GMP regulations, among other things, impose significant recordkeeping requirements on manufacturers. The GMP requirements are in effect for all manufacturers, and the FDA is conducting inspections of dietary supplement manufacturers pursuant to these requirements. There remains considerable uncertainty with respect to the FDA's interpretation of the regulations and their actual implementation in manufacturing facilities. In addition, the FDA's interpretation of the regulations will likely change over time as the agency becomes more familiar with the industry and the regulations. The failure of a manufacturing facility to comply with the GMP regulations renders products manufactured in such facility "adulterated," and subjects such products and the manufacturer to a variety of potential FDA enforcement actions.

In addition, under the FDA Food Safety Modernization Act ("FSMA"), which was enacted on January 4, 2011, the manufacturing of dietary ingredients contained in dietary supplements will be subject to similar or even more burdensome requirements, which will likely increase the costs of dietary ingredients and will subject suppliers of such ingredients to more rigorous inspections and enforcement. The FSMA will also require importers to take measures to ensure that the foods they import, including dietary supplements and dietary ingredients, meet domestic requirements.  This could increase the cost of those articles, subject their importation to greater scrutiny, and potentially restrict their availability.

The FDA has broad authority to enforce the provisions of federal law applicable to dietary supplements, including powers to issue a public warning or notice of violation letter to a company, publicize information about illegal products, detain products intended for import, request a recall of illegal products from the market, and request the Department of Justice to initiate a seizure action, an injunction action, or a criminal prosecution in the U.S. courts. The FSMA expands the reach and regulatory powers of the FDA with respect to the production of food, including dietary supplements. The expanded reach and regulatory powers include the FDA's ability to order mandatory recalls, administratively detain domestic products and administratively revoke manufacturing facility registrations, thereby effectively enjoining manufacturing of dietary ingredients and dietary supplements without judicial process. The regulation of dietary supplements may increase or become more restrictive in the future.

The FTC exercises jurisdiction over the advertising of dietary supplements. In recent years, the FTC has instituted numerous enforcement actions against dietary supplement companies for failure to have adequate substantiation for claims made in advertising or for the use of false or misleading advertising claims. Such actions could result in substantial financial penalties and significantly restrict the marketing of a dietary supplement.

As a result of Cyvex’s efforts to comply with applicable statutes and regulations, Cyvex has from time to time reformulated, eliminated, or relabeled certain of its products and revised certain provisions of its sales and marketing program.

New Legislation and Regulations.  Legislation or regulations may be introduced which, if passed, would impose substantial new regulatory requirements on Cyvex’s products.  In March 2009, the General Accounting Office (the "GAO") issued a report that made four recommendations to enhance the FDA's oversight of dietary supplements. The GAO recommended that the Secretary of the Department of Health and Human Services direct the Commissioner of the FDA to: (1) request authority to require dietary supplement companies to identify themselves as a dietary supplement company and update this information annually, provide a list of all dietary supplement products they sell and a copy of the labels and update this information annually, and report all adverse events related to dietary supplements; (2) issue guidance to clarify when an ingredient is considered a new dietary ingredient, the evidence needed to document the safety of new dietary ingredients, and appropriate methods for establishing ingredient identity; (3) provide guidance to industry to clarify when products should be marketed as either dietary supplements or conventional foods formulated with added dietary ingredients; and (4) coordinate with stakeholder groups involved in consumer outreach to identify additional mechanisms for educating consumers about the safety, efficacy, and labeling of dietary supplements, implement these mechanisms, and assess their effectiveness. These recommendations could lead to increased regulation by the FDA or future legislation concerning dietary supplements.

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

Employees

At December 31, 2012, during Omega Protein’s off-season, the Company employed approximately 500 persons. At August 31, 2012, during the peak of Omega Protein’s 2012 fishing season, the Company employed approximately 1,056 persons. Approximately 125 employees working on Omega Protein’s Reedville, Virginia vessels are represented by an affiliate of the United Food and Commercial Workers Union. The union agreement for the Reedville vessel employees has a three-year term which expires in April 2014.  During the past five years the Company has not experienced any strike or work stoppage which has had a material impact on its operations. The Company considers its employee relations to be generally satisfactory.

Omega Protein had historically utilized workers in the United States H2B Visa Program whereby foreign nationals are permitted to enter the United States temporarily and engage in seasonal, non-agricultural employment.  The Company did not utilize that program from 2008 through 2010 due to the small number of employees available under the program.  Omega Protein was able to utilize the program again for the 2011 and 2012 fishing seasons. Omega Protein made application relating to the H2B Visa Program for 2013 but its application was denied by the U.S. Department of Labor.  Omega Protein intends to re-apply for the 2013 fishing season but cannot predict the outcome of the reapplication process.  If Omega Protein cannot participate in the H2B Visa Program in 2013, then its ability to secure a sufficient number of workers during periods of peak employment may have an adverse impact on the Company’s business, results of operations and financial condition.

Executive Officers of the Company

The names, ages and current offices of the executive officers of the Company as of March 1, 2013 are set forth below. Also indicated is the date when each such person commenced serving as an executive officer of the Company.

Name and Age	Office	Date Became Executive Officer
Bret D. Scholtes (43)	President, Chief Executive Officer and Director	April 2010

John D. Held (50)	Executive Vice President, General Counsel and Secretary	January 2002

Andrew C. Johannesen (45)	Executive Vice President and Chief Financial Officer	July 2011

Dr. Mark E. Griffin (44)	Senior Vice President – R&D and Sales and Marketing	July 2009

Gregory P. Toups (37)	Vice President— Chief Accounting Officer and Corporate Controller	May 2008

Matthew W. Phillips (42)	President— Cyvex	June 2011

A description of the business experience for each of the executive officers of Omega is set forth below.

BRET D. SCHOLTES has served as director of the Company since February 28, 2013, as President and Chief Executive Officer since January 2012, as Executive Vice President and Chief Financial Officer from January 2011 to December 2011, as Chief Accounting Officer from January 2011 to June 2011 and as Senior Vice President – Corporate Development from April 2010 to December 2010.  From 2006 to April 2010, Mr. Scholtes served as a Vice President at GE Energy Financial Services, a global energy investment firm.  Prior to that, Mr. Scholtes held finance positions with two publicly traded energy companies.  Mr. Scholtes also has five years of public accounting experience.

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

ANDREW C. JOHANNESEN has served as the Company’s Executive Vice President and Chief Financial Officer since January 2012 and as Senior Vice President – Finance and Treasurer from July 2011 to December 2011.  From December 2010 to July 2011, Mr. Johannesen was Vice President and Treasurer of Westlake Chemical Corporation, a chemicals and plastic products manufacturer.  He was Vice President and Treasurer of RRI Energy, Inc. (formerly Reliant Energy, Inc.), an electricity and energy services provider, from 2007 to December 2010, and Vice President and Assistant Treasurer at Reliant Energy from 2005 to 2007.  Mr. Johannesen also held various corporate development and finance positions at Reliant Energy.  Previously, he held positions at Exxon Mobil Corporation, a multinational oil and gas corporation, and at a major public accounting firm.

DR. MARK E. GRIFFIN has served as Vice President - Research and Development since July 2009 and as Senior Vice President – R&D and Sales and Marketing since January 2011. From April 2009 to July 2009, Dr. Griffin served as Technical Director of the Specialty Group of Land O’Lakes Purina Feed, LLC, a co-operative of agricultural producers and marketer of agriculture food products.  From 2003 to April 2009, Dr. Griffin served as Director of the Zoo and Aquaculture divisions of Land O’Lakes Purina Feed, LLC. Dr. Griffin also previously held several positions in the aquaculture, companion animal, zoo and private label divisions of Purina Mills, Inc. and Land O’ Lakes Purina Feed, LLC.

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

Properties

The Company’s material properties, by industry segment, are described below. The Company believes its facilities are adequate and suitable for its current level of operations.

Administrative and Executive Offices.    The Company leases administrative and executive office space from an unaffiliated third party in Houston, Texas.  The Company also leases the property for its Omega Protein Technology and Innovation Center from an unaffiliated third party in Houston, Texas.

Animal Nutrition Industry Segment

Plants.    Omega Protein owns its plants in Reedville, Virginia, Moss Point, Mississippi and Abbeville, Louisiana (except for certain portions of the Abbeville facility which are leased from unaffiliated third parties). Omega Protein also owns its Health and Science Center in Reedville, Virginia. Omega Protein leases from unaffiliated third parties the real estate on which its Cameron, Louisiana plant is located.

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

On June 1, 2012, the Company completed the sale of its Morgan City, Louisiana facility.  The property last operated as a processing facility in 1999 but had recently been used primarily as a storage and training facility.  See Note 9 - Property, Plant and Equipment for additional information related to the Morgan City property.

Shipyard.    Omega Shipyard owns a 49.4 acre shipyard facility in Moss Point, Mississippi which includes three dry docks, each with a capacity of 1,300 tons. The shipyard is used for routine maintenance and vessel refurbishment on Omega Protein’s fishing vessels and occasionally for shoreside maintenance services to third-party vessels if excess capacity exists.

Human Nutrition Industry Segment

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

Risks Relating to the Company’s Business and Industry:

Omega Protein, the Company’s largest operating subsidiary, is dependent on a single natural resource and may not be able to catch the amount of menhaden that it requires to operate profitably. Omega Protein’s primary raw material is menhaden. Omega Protein’s business is materially dependent on its annual menhaden harvest in ocean waters along the U.S. Atlantic and Gulf coasts. Omega Protein’s ability to meet its raw material requirements through its annual menhaden harvest fluctuates from year to year and month to month due to natural and other conditions over which Omega Protein has no control, including varying fish populations, adverse weather conditions, fish disease, and most recently, the Deepwater Horizon oil spill in 2010.  In 2010, Omega Protein experienced a below average fish catch in the Gulf of Mexico primarily related to the Gulf of Mexico oil spill which was partially mitigated by an above average fish catch in the Atlantic at its Reedville, Virginia facility.  Omega Protein’s receipt of emergency payments of $18.7 million from the GCCF partially offset the disproportionate amount of expenditures related to its 2010 total fish catch.  The 2011 total fish catch was the highest since the Company’s 2002 fishing season, but was partially offset by fish oil yields that were 28.7% below the Company’s five year oil yield average. In 2012, total fish catch was within 4% of that in the 2011 season, but fish oil yields were 20.4% below 2011 levels.  These conditions may prevent Omega Protein from operating profitably.

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

Omega Protein has waived any potential claims it may have had for unknown damages resulting from the 2010 Deepwater Horizon oil spill.  In connection with its $44.8 million settlement with BP and the other Deepwater Horizon defendants, Omega Protein has waived any future potential claims against these defendants for any future damages that might manifest themselves from the Deepwater Horizon oil spill.   These potential  claims could include: (1) the effect of the oil spill on the Company’s business operations and fish-catch, both short-term and long-term, (2) the effect of government intervention in connection with the oil spill, including without limitation, any restrictions that may be imposed on fishing, navigation and access to the Company’s facilities or restrictions on the sale of marine proteins produced from the Gulf of Mexico, (3) the effect of the oil spill, short-term and long-term, on the menhaden fishery or ecosystem supporting that fishery, and (4) customer perceptions about marine products from the Gulf of Mexico or the United States due to concerns about contamination or availability.   In the event that one of these potential claims manifests itself and has a material adverse effect on the Company's business, financial results and results of operations, the Company would have no further right of recovery.

A finding by the ASMFC that overfishing occurred on the Atlantic coast in 2008 has resulted in additional restrictions on Omega Protein’s menhaden harvest, which could have a material adverse effect on the Company’s business, financial condition or results of operations. In December 2012, the ASMFC voted to establish a coast-wide limit on the amount of Atlantic menhaden that can be harvested each year.  Based on a twenty percent reduction from the 2009-2011 average annual landings, total menhaden harvests for the 2013 fishing year will be limited to 170,800 metric tons (“mt”).  The Company expects that this total harvest level will remain in place at least through 2014 when a new assessment of the Atlantic menhaden population will be conducted.  The new catch limit represents a 25% reduction from the 2011 coastal harvest level of 228,800 mt, of which the Company accounted for 174,000 mt.  Changes in these catch levels beyond 2014 likely will be influenced by the results of a new benchmark stock assessment, currently scheduled to be held that year.

The ASMFC also voted to allocate the new catch quota among the Atlantic states based on the share of menhaden landings over the same three year period.  As a result, Virginia is expected to receive 85 percent of the quota, or between about 144,270 mt and 145,700 mt, to be split between the Company and the Virginia bait fishery.  According to statements by Virginia officials, the state is likely to preserve the bait fishery’s historic share of the catch.  If so, the Company’s allowable catch for the next two years is expected to be approximately 129,000 mt and 134,000 mt, significantly below its five year average catch of 163,300 mt and its recent low harvest of 141,100 mt in 2008.  These ASMFC mandated catch levels were subsequently implemented by the Virginia General Assembly in February 2013. It is possible that the implementation of these regulations could have a material adverse effect on the Company's business, financial results and results of operations.

See “Business and Properties – Regulation” for additional information.

Possible restrictions on the Company’s fish catch may occur depending on the resolution of a Company waiver request with the U.S. Coast Guard.  As previously disclosed, in February 2011 the United States Coast Guard conducted inspections of the Company’s vessels at its Reedville, Virginia facility regarding the vessels’ bilge water discharge practices.  Based on the results of those inspections and subsequent communications with the Coast Guard, the Company conducted a survey of its Reedville, Virginia fishing fleet to determine compliance with applicable laws and regulations.  Following the Company’s completion of certain improvements and repairs, the Coast Guard inspected the Reedville vessels and the Coast Guard approved the Reedville vessels for operation during the 2011 fishing season. The Company had spent approximately $3.0 million during 2011 to make the above improvements and repairs to the Reedville fleet.

The Company had requested a waiver from the Coast Guard for its Atlantic and Gulf of Mexico fleets regarding the use of certain vessel equipment applicable to “ocean-going vessels” (as defined by Coast Guard regulations) that operate beyond the 12 nautical mile limit and in May 2012 the Coast Guard granted the Company a partial waiver for its 2012 fishing season only that allows the Company to travel, but not fish, outside 12 nautical miles of shore.  If the Coast Guard does not extend the waiver in 2013, the Company will have to restrict its fishing operations to within 12 nautical miles of shore, or install additional equipment on its vessels which will result in additional expense.

The U.S. Attorney’s Office for the Eastern District of Virginia has proposed a criminal plea disposition of an EPA information request and a Coast Guard investigation, as well as a fine or other community service contributions.   In recent discussions with the Company, the U.S. Attorney’s Office for the Eastern District of Virginia has proposed a criminal plea disposition of the Coast Guard investigation described above, as well as a previously disclosed EPA request for information regarding the Reedville plant’s bail wastewater practices that would involve a fine, community service contributions, and a probationary period for the Company. Based on the information presently known to the Company and the on-going status of its discussions with the U.S. Attorney’s Office, the Company currently estimates that the total fines and contributions related to a possible settlement will be approximately $7.5 million.  Based on this estimated amount and anticipated future associated legal fees, the Company has recorded an accrual for the matters as of December 31, 2012 of $7.7 million. Any settlement amount is not expected to be tax deductible. Discussions with the U.S. Attorney’s Office are continuing but there can be no assurance that any resolution will be achieved or that costs and payments made in connection with these matters will not exceed the amount of the accrual currently recorded or that the government will not also impose additional non-monetary remedies or penalties that could have a material adverse effect on the Company. There is also no assurance that any agreement the Company reaches with the U.S. Attorney’s Office would obtain the required court approval. In addition, irrespective of any costs or payments, a criminal disposition or the prospect of one could have a material adverse effect on the Company’s business if customers, regulators, lenders or other constituencies were to view that disposition in a materially negative way.

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

As of December 31, 2012, the Company has contracted through energy swap derivatives for approximately 39% of its expected 2013 energy use, and inventory carried over from the 2012 season is sufficient to supply approximately 12% of expected 2013 energy use.

Fluctuation in the “total yield” derived from Omega Protein’s fish catch could impact the Company’s ability to operate profitably. The “total yield,” or the percentage of fish meal, fish oil and fish solubles products derived from the menhaden fish has fluctuated over the years and from month to month due to natural conditions relating to fish biology over which Omega Protein has no control.  For example, the Company’s 2012 oil yield results have been the poorest in recent history.  Omega Protein’s oil yields for the year ended December 31, 2012 were lower by 20.4% compared to those in 2011 and were lower by 40.6% compared to the Company’s 5 year oil yield average.  Total yields for 2012 decreased by 1.7% compared to those in 2011 and were lower by 8.7% compared to the Company’s five year total yield average, due primarily to the lower fish oil yields. The Company believes that fish yields are influenced by multiple factors, including but not limited to, fish diet, weather, water temperature, fish population and age of fish, but such possible relationships and inter-relationships are not generally well understood. The impact of these poor oil yields has resulted in significantly higher per unit inventory costs and fewer volumes available for future sales.  These higher unit costs and fewer volumes available for sale adversely impacted financial results for the second through fourth quarters of 2012 and can be expected to adversely affect financial results through the second quarter of 2013.

New laws or regulations regarding fish oil or meal importation into foreign jurisdictions may increase Omega Protein’s costs or cause Omega Protein to lose market share, particularly in foreign jurisdictions whose regulatory regimes may still be evolving.  It is possible that laws and regulations regarding the importation of fish meal or fish oil into foreign countries, particularly in foreign jurisdictions like China whose regulatory regimes may still be evolving, may adversely affect the Company’s business, results of operations and financial condition.  More stringent laws and regulations, or new interpretations of, or changes to, those laws and regulations, in foreign jurisdictions on contaminant levels, health and sanitation requirements, import documentation, license requirement restrictions imposed by port of entry protocols or other similar restrictions could result in: (i) Omega Protein’s incurrence of additional capital expenditures and operating costs in order to comply with these requirements, (ii) Omega Protein’s withdrawal from marketing its products in those jurisdictions which could lead to material loss of revenues, earnings and market share, or (iii) costs of demurrage, cure or product recall incurred by Omega Protein as it complies with or attempts to comply with these restrictions.  As a greater portion of the Company’s sales are derived internationally, or become more concentrated in certain countries such as China, the potential impact of this risk is likely to become larger.

Laws or regulations that restrict or prohibit menhaden or purse seine fishing operations, or the manufacture, sale or distribution of menhaden products, could adversely affect Omega Protein’s ability to operate. The adoption of new laws or regulations at federal, regional, state or local levels that restrict or prohibit menhaden or purse seine fishing operations, or the manufacture, sale or distribution of menhaden products, or stricter interpretations of existing laws or regulations, could materially adversely affect Omega Protein’s business, results of operations and financial condition. In addition, the impact of a violation by Omega Protein of federal, regional, state or local law or regulation relating to its fishing operations, the protection of the environment or the health and safety of its employees could have a material adverse effect on the Company’s business, financial condition, or results of operation.

For example, in May 2012, the North Carolina Division of Marine Fisheries in the Department of Environment and Natural Resources issued a proclamation that banned the commercial fishing of menhaden using purse seine netting in North Carolina state waters. The restrictions in the proclamation were subsequently enacted into law by the North Carolina General Assembly, effectively prohibiting the Company’s fishing operations in these state waters.  Federal waters outside the North Carolina three-nautical mile state water limit remain unaffected. In 2011, the Company caught approximately 1.6% of its total 2011 fish catch in North Carolina state waters.

Another example is regulations adopted by the Texas Parks and Wildlife Commission related to the menhaden reduction fishery in Texas waters which limits the Total Allowable Catch (“TAC”) to 31.5 million pounds annually. The regulations also allow for a 10% underage or overage in each year which is credited or deducted, as applicable, to the TAC in the following year. While the Company’s Texas fish catch did not approach the TAC in 2012, it did approach the TAC (including the 10% overage credit) in 2011.

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

Worldwide supply and demand relationships, which are beyond the Company’s control, influence the prices that the Company receives for many of its products and may from time to time result in low prices for many of the Company’s products. Prices for many of the Company’s products are subject to, or influenced by, worldwide supply and demand relationships over which the Company has no control and which tend to fluctuate to a significant extent over the course of a year and from year to year.  For example, while 2012 price movements were less significant, during 2011 Omega Protein experienced fish oil price increases of approximately 27% when compared to 2010 due to a strong global demand for the product.  Conversely, during 2011, Omega Protein’s fish meal prices decreased approximately 12% as compared to 2010 due in part to the global expansion of fish meal availability.  The factors that influence these supply and demand relationships are world supplies of fish meal made from other fish species, animal proteins and fats, palm oil, rapeseed oil, soy meal and oil, and other edible oils.

New laws or regulations regarding contaminants in fish oil or fish meal may increase Omega Protein’s cost of production or cause Omega Protein to lose business. It is possible that future enactment of increasingly stringent regulations regarding contaminants in fish meal or fish oil by foreign countries or the United States may adversely affect the Company’s business, results of operations and financial condition. More stringent regulations could result in: (i) Omega Protein’s incurrence of additional capital expenditures on contaminant reduction technology in order to meet the requirements of those jurisdictions, and possibly higher production costs for Omega Protein’s products, or (ii) Omega Protein’s withdrawal from marketing its products in those jurisdictions.

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

Complying with recently enacted healthcare reform legislation could increase the Company’s costs and have a material adverse effect on the Company’s business, financial condition or results of operations.  The healthcare reform legislation enacted in 2010 could significantly increase the Company’s costs and have a material adverse effect on its business, financial condition and results of operations by requiring the Company either to provide certain kinds of mandated health insurance coverage to its employees or to pay certain penalties for electing not to provide such coverage.  Because these new requirements are broad, complex, subject to certain phase-in rules and may be challenged by legal actions in the coming months and years, it is difficult to predict the ultimate impact that this legislation will have on the Company’s business and operating costs.  This legislation or any alternative version that may ultimately be implemented may materially increase the Company’s operating costs.  This legislation could also adversely affect the Company’s employee relations and ability to compete for new employees if its response to this legislation is considered less favorable than the responses or health benefits offered by employers with whom the Company competes for talent.

Other sources of Long Chain Omega-3 fatty acids may be discovered or created and might compete with our menhaden-based products.  It is possible that other sources of omega–3 fatty acids derived from other sources such as animals, plants, bacteria, genetically modified organisms or synthetic sources might be discovered or created and these sources might compete with menhaden–based products.  Some of the research projects attempting to discover or develop these new sources of omega–3 products may be funded by companies with greater resources than the Company.  If such products are developed and became commercially available to the point where the Company’s menhaden product sales are adversely impacted, this could have a material adverse effect on the Company’s business, financial condition or results of operation.

A proposed National Ocean Policy Plan could result in a material adverse effect on the Company’s business, financial condition or results of operation.  In June 2009 President Obama issued a Presidential Memorandum creating an Interagency Ocean Policy Task Force charged with, among other things, creating a unitary National Ocean Policy for the United States.  In July 2010, the Interagency Ocean Policy Task Force issued its Final Recommendations for a new policy and administrative structure to comprehensively assess, evaluate, and manage activities and uses impacting the nation’s oceans, coasts and Great Lakes.  That same day, President Obama issued Executive Order 13547, creating the National Ocean Council (“NOC”), a body comprised of cabinet secretaries, agency heads, and other senior members of the federal government.  In January 2012, the NOC issued a Draft National Ocean Policy Plan (“NOP”) for public comment.

In general, the Draft Plan outlines a detailed system of federal-state cooperation in managing all aspects of ocean policy, including, most relevantly, marine transportation and fisheries.  If implemented, the Plan would create eight regional councils with federal, state, and tribal representatives that will draft comprehensive regional management plans that will be implemented by federal and state agencies pursuant to their governing legal authorities.  Such “coastal and marine spatial plans” are to be guided by, among other things, the concept of “ecosystem-based management,” which the Draft Plan defines as “an integrated approach to resource management that considers the entire ecosystem, including humans.”  If implemented, this Draft Plan and the coastal and marine spatial plans, depending on their final forms, could have implications for Omega Protein’s menhaden fishery.  A final implementation plan has not been issued. Implementation of the NOP, however, is proceeding at the national and regional level. At present, these efforts are largely directed at planning and research. Development of regional planning bodies called for under the NOP is not expected until 2015, and development of regional coastal and marine spatial plans by these bodies are expected to take three to five years. As such, the NOP is not expected to have an adverse impact on the Company’s operations in 2013 or the immediate future. However, the long term implementation of such a plan, depending on its final form, could have a material adverse effect on the Company’s business, financial condition or results of operation.

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

Risks Relating to the Company’s Ongoing Operations:

The Company has a moderate amount of indebtedness, which may adversely affect its ability to operate its business, remain in compliance with debt covenants and make payments on its debt.  As of December 31, 2012, the aggregate amount of the Company’s outstanding indebtedness under its bank credit facility and its loan agreements under the Title XI Fisheries Finance Program was approximately $27.3 million. The Company’s outstanding indebtedness could have important consequences, including the following:

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

In addition, inventory is generally carried over from one year to the next year, and Omega Protein generally begins selling its current season’s production late in the second quarter and sells that production until the second quarter of the following year.  Costs can change meaningfully from one season to the next.  For example, decreased yields of Omega Protein’s 2011 production resulted in higher standard costs for inventory from the 2011 season.  This, combined with decreased pricing due to the increased global availability of fish meal, resulted in gross profit as a percentage of revenue decreasing from approximately 32% for the second quarter of 2011 to 18% for the third quarter of 2011.  In 2012, gross profit as a percentage of revenue decreased from 22% in the first quarter to 14% in the second quarter.

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

In addition, it is possible that the Company, at any one time, could have a significant amount of its revenues generated by sales in a particular country which would concentrate the Company’s susceptibility to adverse events in that country.  For example, in 2012, approximately 38% of the Company’s revenues were made to customers in China.

The Company may undertake acquisitions that are unsuccessful and the Company’s inability to control the inherent risks of acquiring businesses could adversely affect its business, results of operations and financial condition. In the future the Company may undertake acquisitions of other businesses, located either in the United States or in other countries, although there can be no assurances that this will occur. The Company had not made any acquisitions until its recent acquisitions of Cyvex in December 2010, InCon in September 2011 and Wisconsin Specialty Protein in February 2013.  There can be no assurance that the Company will be able (i) to identify and acquire acceptable acquisition candidates on favorable terms, (ii) to profitably manage recent acquisitions, or future businesses it may acquire, or (iii) to successfully integrate recent acquisitions or future businesses it may acquire without substantial costs, delays or other problems. Any of these outcomes could have a material adverse effect on the Company’s business, results of operations and financial condition.

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

Omega Protein had historically utilized workers in the United States H2B Visa Program whereby foreign nationals are permitted to enter the United States temporarily and engage in seasonal, non-agricultural employment.  The Company did not utilize that program from 2008 through 2010 due to the small number of employees available under the program.  Omega Protein was able to utilize the program again for the 2011 and 2012 fishing seasons.  Omega Protein made application relating to the H2B Visa Program for 2013 but its application was denied by the U.S. Department of Labor.  Omega Protein intends to re-apply for the 2013 fishing season but cannot predict the outcome of the application process.  If Omega Protein cannot participate in the H2B Visa Program in 2013, then its ability to secure a sufficient number of workers during periods of peak employment may have an adverse impact on the Company’s business, results of operations and financial condition.

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

Investment Risks. Investment risks specifically related to the Company’s common stock include:

The 2008-2009 financial crisis or other similar uncertain economic conditions may have material adverse impacts on our business and financial condition that we currently cannot predict.  As widely reported, economic conditions in the United States and globally drastically deteriorated during 2008 and 2009.  Financial markets in the United States, Europe and Asia experienced a period of unprecedented turmoil and upheaval characterized by extreme volatility and declines in security prices, severely diminished liquidity and credit availability, inability to access capital markets, the bankruptcy, failure, collapse or sale of various financial institutions, European sovereign debt issues and an unprecedented level of intervention from the United States federal government and other governments. Unemployment has risen and remains relatively high while business and consumer confidence have declined. Although some of these factors have changed by varying degrees during the following years, we cannot predict the impact on the Company of these economic conditions. These or future similar events could materially adversely affect our business and financial condition.

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

The limited liquidity for the Company’s common stock could affect your ability to sell your shares at a satisfactory price.  The Company’s common stock is relatively illiquid. As of December 31, 2012, the Company had approximately 19.9 million shares of common stock outstanding. The average daily trading volume in the common stock during the prior 60 calendar days ending on that date was approximately 77,400 shares. A more active public market for the Company’s common stock, however, may not develop, which would continue to adversely affect the trading price and liquidity of the common stock. Moreover, a thin trading market for the common stock causes the market price for the common stock to fluctuate significantly more than the stock market as a whole. Without a large float, the Company’s common stock is less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of the common stock may be more volatile. In addition, in the absence of an active public trading market, you may be unable to liquidate your investment in the Company at a satisfactory price.

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

The number of shares of the Company’s common stock eligible for future sale could adversely affect the market price of its stock. The Company had outstanding options to purchase approximately 2.7 million shares of its common stock with a weighted average exercise price of $6.19 per share as of December 31, 2012.  These shares of common stock are registered for resale on currently effective registration statements. Certain of the Company’s officers and directors have, from time to time, entered into Rule 10b5-1 sales plans with brokers unaffiliated with the Company whereby they have committed to sell automatically and without discretion a predetermined number of shares of the Company’s common stock over a period of time according to their own individual criteria. The issuance of a significant number of shares of common stock upon the exercise of stock options, or the availability for sale, or sale, of a substantial number of the shares of common stock eligible for future sale under effective registration statements, under Rule 144 or otherwise, could adversely affect the market price of the common stock.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 3.    Legal Proceedings.

The Company is defending various claims and litigation arising from operations in the ordinary course of the Company’s business.  In the opinion of management, except as noted below, any losses resulting from these matters will not have a material adverse effect on the Company’s results of operations, cash flows or financial position.

On May 18, 2011, the Company’s fishing vessel, F/V Sandy Point, was involved in a collision with a commercial cargo vessel, Eurus London. As a result of the collision, the Company’s vessel sank and three Company crew members died.  The Company has filed a limitation action under maritime law to limit its potential liability for the incident to $50,000, the value of the sunken vessel, in the U.S. District Court for the Southern District of Mississippi. Representatives of the three deceased crewmembers, as well as certain other crewmembers, filed lawsuits against the Company. The claims relating to the deceased crewmembers and all of the personal injury claims have been settled. The only remaining claim is that of the Eurus London for property damages to which the Company has responded with its own counterclaim. All claims arising from the incident have been or are expected to be covered by the Company’s insurance program, subject to customary deductibles, which are not expected to have a material adverse effect on the Company’s business, financial results or results of operations.

In conjunction with the sinking of the vessel, the Company recorded a net insurance receivable of approximately $5.9 million related primarily to costs expended salvaging the sunken vessel from the Mississippi ship channel and other claims and a net receivable of $1.8 million related to the insurance value of the vessel.  The $1.8 million receivable related to the vessel value was received in 2011. An additional $2.6 million related to the salvage of the vessel has been received from the Company’s primary insurance carrier, including $0.1 million in 2012.  As of December 31, 2012, the Company has an insurance receivable of approximately $3.4 million related to salvaging costs and other claims.

In March 2010, the Company was named as one of the defendants in a lawsuit filed in the Superior Court of the State of California, County of San Francisco, by Chris Manthey, Benson Chiles and Mateel Environmental Justice Foundation. The plaintiffs allege that fish oil dietary supplements produced by the defendants do not have adequate warnings regarding possible exposure to polychlorinated biphenyls (PCBs) as required by Proposition 65 under California law, and request that the court grant injunctive relief and award monetary civil penalties.  The Company’s total fish oil supplement sales in the State of California since inception have been immaterial.  The Company believes that its products comply fully with federal law promulgated by the U.S. Food & Drug Administration, standards of the European Commission and state law, including California. In July 2012, the Company agreed to settle the lawsuit for $30,000, and the court approved the settlement in December 2012.

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

The U.S. Attorney’s Office for the Eastern District of Virginia subsequently reviewed both the results of the Coast Guard inspection and the EPA request for information.  As previously reported, in discussions with the Company, the U.S. Attorney’s Office has proposed a criminal plea disposition of the above matters that would involve a fine, community service contributions, and a probationary period for the Company. Based on the information presently known to the Company and the on-going status of its discussions with the U.S. Attorney’s Office, the Company currently estimates that the total fines and contributions related to a possible settlement will be approximately $7.5 million.  Based on this estimated amount and anticipated future associated legal fees, the Company has recorded an accrual for these matters as of December 31, 2012 of $7.7 million. Any settlement amount is not expected to be tax deductible. Discussions with the U.S. Attorney’s Office are continuing but there can be no assurance that any resolution will be achieved or that costs and payments made in connection with these matters will not exceed the amount of the accrual currently recorded or that the government will not also impose additional non-monetary remedies or penalties that could have a material adverse effect on the Company. There is also no assurance that any agreement the Company reaches with the U.S. Attorney’s Office would obtain the required court approval. During 2011, the Company expensed approximately $0.5 million related to this matter.  For the year ended December 31, 2012, the Company recognized $8.0 million in additional expenses related to this matter.

Item 4.    Mine Safety Disclosures

Not applicable.
PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

 The cumulative total return computations set forth in the Performance Graph assume the investment of $100 in Common Stock, the Russell 2000 Index, and the Peer Group Index on December 31, 2007.  Any dividends are assumed to be reinvested.

	Period Ending
Company/Market/Peer Group	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
Omega Protein Corporation	$100.00	$43.16	$46.93	$87.19	$76.75	$65.88
Russell 2000 Index	$100.00	$66.20	$84.18	$106.80	$102.33	$119.06
Peer Group Index	$100.00	$64.68	$79.62	$83.49	$90.34	$92.85

*	$100 invested on December 31, 2007 including reinvestment of dividends

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

	Dec. 31, 2012	Sep. 30, 2012	Jun. 30, 2012	Mar. 31, 2012	Dec. 31, 2011	Sep. 30, 2011	Jun. 30, 2011	Mar. 31, 2011
High sales price	$6.93	$8.91	$7.76	$9.24	$10.99	$14.33	$14.94	$14.95
Low sales price	5.88	6.83	6.34	7.28	6.47	8.58	10.35	7.73

On February 28, 2013, the closing price of the Company’s common stock, as reported by the NYSE, was $8.28 per share. As of February 28, 2013, there were approximately 27 holders of record of the Company’s common stock. This number does not include any beneficial owners for whom shares may be held in a “nominee” or “street” name.

The Company has never declared any dividends since it became a public company in April 1998. The Company intends to retain earnings, if any, and does not anticipate declaring or paying dividends on its common stock or repurchasing outstanding shares of its common stock in the foreseeable future. Any future determination as to payment of dividends or repurchases of common stock will be made at the discretion of the Board of Directors of the Company and will depend upon the Company’s operating results, financial condition, capital requirements, general business conditions and such other factors that the Board of Directors deems relevant. See “Item 7—Management’s Discussion and Analysis of Financial Conditional and Results of Operations—Liquidity and Capital Resources.”

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

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share amounts)
INCOME STATEMENT DATA:
Revenues	$235,639	$251,743	$173,794	$173,792	$183,963
Operating income (loss)	12,626	54,359	31,056	(4,286)	23,543
Net income (loss)	4,063	34,157	18,259	(6,198)	12,576
Per share income (loss) basic	0.21	1.77	0.97	(0.33)	0.69
Per share income (loss) diluted	0.20	1.71	0.97	(0.33)	0.68
CASH FLOW DATA:
Capital expenditures	25,245	23,893	15,599	17,776	22,943
BALANCE SHEET DATA (end of period):
Working capital	$106,452	$109,988	$83,713	$61,796	$96,812
Property and equipment, net	127,640	122,512	111,726	110,625	106,181
Total assets	295,296	277,830	236,784	198,044	232,581
Current maturities of long-term debt and capital lease obligation	3,326	3,509	3,433	2,749	7,999
Long-term debt and capital lease obligation	24,242	27,570	31,127	24,805	52,946
Stockholders' equity	205,603	196,561	157,527	137,026	139,557

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of the Company's financial condition and results of operations.  This discussion should be read in conjunction with the Consolidated Financial Statements of the Company appearing under Item 8 of this Report.  Certain amounts applicable to the prior periods have been reclassified to conform to the classifications currently followed.  Specifically, charges related to the U.S. Attorney investigation were reclassified from selling, general and administrative expenses to “Charges related to U.S. Attorney investigation” in the consolidated statement of comprehensive income for the year ended December 31, 2011.  Such reclassifications do not affect current assets, net cash provided by operating activities, operating income, net income, earnings or stockholders’ equity.

 The presentation of our Statements of Comprehensive Income for the years ended December 31, 2011 and 2010, was revised to classify $16.5 million and $6.1 million, respectively, of shipping and handling related costs that were previously classified against revenue to cost of sales.  These revisions were not considered to be material, individually or in the aggregate, to previously issued financial statements. These revisions had no effect on the results of operations (net or comprehensive income), financial condition (shareholders’ equity), or cash flows in any period presented or in any previously issued financial statements.

Company Overview

Business. The Company operates through two industry segments:  animal nutrition and human nutrition.  The animal nutrition segment is comprised primarily of two subsidiaries: Omega Protein, Inc. (“Omega Protein”) and Omega Shipyard, Inc. (“Omega Shipyard”). Omega Protein, which is the Company’s principal operating subsidiary, is predominantly dedicated to the production of animal nutrition products and operates in the menhaden harvesting and processing business and is the successor to a business conducted since 1913.  A portion of Omega Protein’s production is transferred to the human nutrition segment where it is further processed and sold.  Omega Shipyard owns and operates a drydock facility in Moss Point, Mississippi that is used to provide shoreside maintenance for Omega Protein’s fishing fleet and, subject to outside demand and excess capacity, occasionally for third-party vessels. The human nutrition segment is comprised primarily by two subsidiaries: Cyvex Nutrition, Inc. (“Cyvex”) and InCon Processing, L.L.C. (“InCon”).  Cyvex, founded in 1984 and acquired by the Company in December 2010, is located in Irvine, California and is an ingredient provider in the nutraceutical industry. InCon, acquired by the Company in September 2011, is located in Batavia, Illinois and is a specialty toll processor that utilizes molecular distillation technology to concentrate a variety of compound products, including Omega-3 fish oils.  The Company also has a number of other immaterial direct and indirect subsidiaries.

Fishing and Production.  Omega Protein is the largest U.S. producer of protein-rich meal and oil derived from marine sources.  Omega Protein's products are produced from menhaden (a herring-like fish found in commercial quantities), and include regular grade and value-added specialty fish meals, crude and refined fish oils and fish solubles.  Omega Protein’s fish meal products are used as nutritional feed additives by animal feed manufacturers and by commercial livestock producers.  Omega Protein's crude fish oil is sold to food producers and feed manufacturers, and its refined fish oil products are used in food production, feed production, certain industrial applications as well as dietary supplements.  Fish solubles are sold as attractants for animal feeds and baits and as fertilizers.

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

During 2010, Omega Protein experienced abnormally below average fish catch in the Gulf of Mexico from the months of June to September as a result of the Gulf of Mexico oil spill.  The Gulf of Mexico below average fish catch was partially mitigated by an above average fish catch in the Atlantic for the 2010 fishing season and an above average fish catch in the Gulf of Mexico for the month of October, once the majority of the fishing restrictions were lifted as a result of the Gulf of Mexico oil spill and fishing conditions returned to normal.  The overall decrease in fish catch negatively impacted Omega Protein’s inventory available to sell during the second half of 2010 and its per unit product costs.  The high per unit product costs were partially offset by $18.7 million in emergency payments from the Gulf Coast Claims Facility (GCCF) which were received during 2010.  See Notes 1 and 3 to the Consolidated Financial Statements for additional information related to the Gulf of Mexico oil spill.

In 2011, Omega Protein experienced its highest fish catch since 2002 and its highest overall production since 2003.  The increased level of production contributed to the highest revenues and overall cost of production in the Company’s history.  Low fish oil yields, which were 28.7% below the Company’s five year oil yield average, offset some of the positive fish catch impact, resulting in higher per unit product costs.  2011 per unit product costs increased 3.4% and 2.2% as compared to 2010 and 2009 per unit product costs, respectively.  The higher unit product cost inventories from the 2011 fishing season were largely sold by June 30, 2012.

The Company’s 2012 oil yield results were the poorest in its recent history. For illustrative purposes, the Company’s oil yields for 2012 were lower by 20.4% compared to 2011 and were lower by 40.6% compared to the Company’s five year oil yield average. Total yields in 2012 decreased by 1.7% compared to those in 2011 and were lower by 8.7% compared to the Company’s five year total yield average, due primarily to the lower fish oil yields. The Company believes that fish yields are influenced by multiple factors, including but not limited to, fish diet, weather, water temperature, fish population and age of fish, but such possible relationships and inter-relationships are not generally well understood.  The impact of these poor oil yields has resulted in significantly higher per unit inventory cost and fewer volumes available for future sale. These higher unit costs and fewer volumes available for sale have adversely impacted financial results for the second, third and fourth quarters of 2012 and can be expected to adversely affect financial results through the second quarter of 2013.

The following table summarizes the Omega Protein’s fishing and production for the indicated periods:

	Years Ended December 31,
	2012	2011	2010

Fish catch (short tons)	578,392	602,062	473,657

Production:
Fish Meal (short tons)	151,796	155,074	126,383

Oil (metric tons)
Crude	21,902	32,675	33,289
Refined	11,237	10,104	10,164
Solubles (short tons)	9,262	9,910	5,632
Total Production	194,197	207,763	175,468

Omega Protein’s harvesting and processing business is seasonal and fluctuates from year to year and month to month due to natural conditions over which Omega Protein has no control.  Poor fish catch and total yields have at times materially impacted the amount of products that Omega Protein has been able to produce.

Markets.  Pricing for Omega Protein’s products has been volatile in the past several years and is attributable mainly to the international availability, or the perceived international availability, of fish meal and fish oil inventories.  In an effort to reduce price volatility and to generate higher, more consistent profit margins, Omega Protein has implemented a quality control program designed to increase its capability of producing higher quality fish meal products and, in conjunction therewith, enhanced it sales efforts to penetrate premium product markets. Additionally, the Company continues to market its refined fish oil to food manufactures and other related industries through the human nutrition segment.  The Company has made sales of its refined fish oil, trademarked OmegaPure®, to food manufacturers in the United States and Canada at prices that provide substantially improved margins over the margins that can be obtained from selling non-refined crude fish oil. The Company has also made sales of OmegaActiv™ to human supplement manufacturers.

During 2010, the Company’s fish catch and resultant product inventories were reduced, primarily due to the Gulf of Mexico oil spill, and Omega Protein expanded its purchase and resale of other fish meals (primarily U.S., Panamanian, Peruvian, Moroccan, and Mexican fish meal). Although operating margins from these activities are less than the margins typically generated from Omega Protein’s base domestic production, these operations provide Omega Protein with a source of fish meal to sell into other markets, some of which, Omega Protein has not historically had a presence.  During the year ended December 31, 2010, Omega Protein purchased approximately 6,315 tons of fish meal, or approximately 6.2% of fish meal sales volumes for the same period.  The Company did not purchase any fish meal or fish oil during 2011 or 2012.

Omega Protein sells a portion of its products on up to a twelve-month forward contract basis with the balance sold on a spot basis through purchase orders.  Omega Protein’s sales contracts generally contain force majeure and other production allocation provisions.  During 2010 and as a result of the Gulf of Mexico oil spill, Omega Protein purchased additional fish meal from a third party to supplement its production and received partial reimbursement from BP through the GCCF for additional costs associated with this purchase.  Historically, fish meal and fish oil sold on a forward contract basis has fluctuated from year to year based upon perceived market availability and forward price expectations.  As of December 31, 2012, Omega Protein had sold forward on a contract basis approximately 72,000 short tons of fish meal and 22,000 metric tons of fish oil for 2013.  Of these 2013 forward sales, all of the fish meal sales and approximately half of the fish oil sales were contracted in 2012; the remainder of the fish oil sales were contracted in 2011.  As a basis of comparison, as of December 31, 2011, Omega Protein had sold forward on a contract basis approximately 60,000 short tons of fish meal and 40,000 metric tons of fish oil for 2012.

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

The following table sets forth the Company’s revenues by product (in millions) and the approximate percentage of total revenues represented thereby, for the indicated periods:
	Years Ended December 31,
	2012		2011		2010
	Revenues	Percent	Revenues	Percent	Revenues	Percent

Fish Meal	$160.7	68.2%	$175.5	69.8%	$119.2	68.7%
Fish Oil	27.6	11.7	39.6	15.7	34.3	19.7
Refined Fish Oil	17.8	7.6	15.6	6.2	13.1	7.5
Fish Solubles	4.8	2.0	4.8	1.9	5.4	3.1
Dietary Supplement Ingredients(1)	19.0	8.1	14.1	5.6	1.8	1.0
Other	5.7	2.4	2.1	0.8	―	―
Total	$235.6	100.0%	$251.7	100.0%	$173.8	100.0%

(1) Includes human grade fish oils.

Acquisition of InCon Processing, L.L.C.  In September 2011, the Company acquired InCon, a specialty toll processor that designs, pilots, synthesizes and purifies specialty chemical compounds utilizing molecular distillation technology to concentrate a variety of compound products, including Omega-3 fish oils.  The Company believes that InCon’s concentration technology will allow it to provide its customers with an enhanced range of Omega-3 fish oils in concentrated forms such as ethyl esters and triglycerides.  The concentrated fish oils manufactured by InCon are marketed and sold under the Company’s OmegaActiv™ brand by Cyvex.

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

Cyvex is a nutraceutical supplier to dietary supplement manufacturers that focus on human health and wellness.  Cyvex has expanded the Company’s presence in the human health and wellness market and provides access to the top supplement manufacturers who purchase a variety of ingredients, including fish oil.

As total consideration for the acquisition of Cyvex, the Company paid cash of $13.2 million, utilizing cash on hand, with no contingent consideration.  This amount includes final post-closing cash payments of $2.2 million made to Cyvex’s former owner during 2011, of which $2.0 million was included in accrued liabilities at December 31, 2010.  See Note 4 – Acquisition of Cyvex Nutrition, Inc.

Results of Operations

The following discussion segregates the financial results of our two industry segments: animal nutrition and human nutrition. For a discussion of our segments, see Note 20 to the consolidated financial statements included in Item 8.

Animal Nutrition - 2012 compared to 2011

	Years Ended December 31,
	2012	2011	Increase (Decrease)
	(in millions)
Revenues	$213.6	$236.5	$(22.9)
Cost of sales	176.6	187.1	(10.5)
Gross profit	37.0	49.4	(12.4)
Selling, general and administrative expenses (including research and development)	2.5	2.8	(0.3)
Charges related to U.S. Attorney investigation	8.0	0.5	7.5
Other (gains) and losses	(2.6)	(24.8)	22.2
Operating income	$29.1	$70.9	$(41.8)

Revenues.    Animal nutrition related revenues decreased $22.9 million, or 9.7%, from $236.5 million in 2011 to $213.6 in 2012.  The decrease in animal nutrition related revenues was primarily due to decreased sales volumes of 6.1% and 25.7% for the Company’s fish meal and fish oil, respectively, and decreased sales prices for the Company’s fish meal of 2.5%, partially offset by increased sales prices of 10.6% for the Company’s fish oil.  Considering fish meal, fish oil and fish solubles sales activities in total, the Company experienced a $23.6 million decrease in revenues due to the decrease in sales volume and a $1.0 million decrease in revenue caused by increased sales prices, when comparing 2012 and 2011. The decrease in fish meal sales volumes for 2012 is primarily due to reduced export volumes.  The decrease in fish oil sales volumes for 2012 is primarily due to the lack of available inventory as a result of the Company’s low fish oil yields.  The decrease in fish meal sales prices for 2012 is primarily due to sales made pursuant to contracts entered into during 2011 when fish meal prices were lower due to an increased global supply of fish meal available for sale, particularly from South America.  The increase in fish oil sales prices is due to a limited global supply and increased demand primarily from the aquaculture and human supplement industries.  Omega Shipyard’s third party revenues were $2.4 million and $1.0 million for 2012 and 2011, respectively.

Cost of sales.    Animal nutrition related cost of sales, including depreciation and amortization, for 2012 was $176.6 million, a decrease of $10.5 million or 5.6%, as compared to 2011. Cost of sales as a percentage of revenues was 82.7% for 2012 as compared to 79.1% for 2011. The increase in cost of sales as a percentage of revenues was primarily the result of increased cost per unit of sales of 3.3% and decreased fish meal sales prices during 2012 as compared to 2011.  The increase in cost per unit of sales during 2012 is partially due to the increase in the 2012 inventory cost per unit as a result of decreased fish oil yields experienced in the 2012 fishing season.  The impact of these poor oil yields has resulted in higher per unit inventory cost and fewer volumes available for future sale, which have adversely impacted financial results during 2012 and can be expected to impact financial results through the second quarter of 2013.  Omega Shipyard’s third party cost of goods sold were $2.9 million and $0.8 million for 2012 and 2011, respectively.

Gross profit.    Animal nutrition related gross profit decreased $12.4 million, or 25.0% from $49.4 million for 2011 to $37.0 million for 2012.  Gross profit as a percentage of revenue was 17.3% for 2012 as compared to 20.9% for 2011.  The decrease in gross profit as a percentage of revenue was primarily due to the increase in cost per unit of sales as well as the decrease in fish meal sales prices experienced in 2012 as compared to 2011, as discussed above. Omega Shipyard’s gross profit (loss) was ($0.5) million for 2012 and $0.2 million for 2011.

Selling, general and administrative expenses.    Animal nutrition related selling, general and administrative expenses decreased $0.3 million, or 8.6%, from $2.8 million in 2011 to $2.5 million in 2012.  The decrease in selling, general and administrative expenses is primarily due to reduced professional services costs.

Charges related to U.S. Attorney investigation.    During 2012 and 2011, the Company recognized charges of $8.0 million and $0.5 million, respectively, related to a previously disclosed ongoing investigation by the U.S. Attorney’s Office in the Eastern District of Virginia.  These charges relate to possible fines and community service contributions as well as legal fees.

Other (gains) and losses.    Animal nutrition related other gains for 2012 of $2.6 million primarily relate to net gain for the Morgan City, Louisiana facility that was sold during June 2012 and insurance proceeds for property that was damaged and inventory that was lost in 2011, partially offset by the net loss on disposal of certain assets including three fishing vessels.  Other gains for 2011 of $24.8 million are primarily attributed to the receipt of $26.2 million, net of fees and expenses, from the GCCF in connection with the final settlement of the Company’s claims related to the impacts of the 2010 Gulf of Mexico oil spill.  The 2011 gain was partially offset by a net loss on disposal of assets of $2.1 million primarily related to the write down in value to net realizable value of the Company’s experimental Catamaran style fishing vessel which the Company does not anticipate fishing on a forward going basis.  In addition, during 2011, the Company disposed of five fishing vessels, partially offset by insurance proceeds related to the disposal of one of the vessels.

Human Nutrition - 2012 compared to 2011

	Years Ended December 31,
	2012	2011	Increase (Decrease)
	(in millions)
Revenues	$22.0	$15.3	$6.7
Cost of sales	17.0	10.0	7.0
Gross profit	5.0	5.3	(0.3)
Selling, general and administrative expenses (including research and development)	3.8	3.3	0.5
Other (gains) and losses	0.1	―	0.1
Operating income	$1.1	$2.0	$(0.9)

Revenues.    Human nutrition related revenues increased $6.7 million or 44.3% from $15.3 million in 2011 to $22.0 million in 2012.  Cyvex (including OmegaPure) contributed $19.0 million of revenue during 2012 as compared to $14.1 million in 2011.  Cyvex’s increase in revenue was due to a number of factors including $1.2 million of sales in its initial year selling concentrated Omega-3 fish oil as well as increases in the sales volumes and prices of other new and existing products.  InCon, acquired by the Company in September 2011, supplied $3.0 million of revenue in 2012 as compared to $1.2 million in 2011.  On a prorated basis, InCon’s revenue, which is derived primarily from third party toll processing, decreased due to increased emphasis on concentrating fish oil from Omega Protein’s fishing operations to be sold and recognized as revenue by Cyvex.

Cost of sales.    Human nutrition related cost of sales, including depreciation and amortization, for 2012 was $17.0 million, a $7.0 million increase or 70.3%, as compared to 2011. Human nutrition related cost of sales as a percentage of revenue increased from 65.4% in 2011 to 77.2% in 2012.  The increase reflects the first full year of InCon results, which were impacted by startup and other transition costs associated with the conversion of InCon’s plant for processing Omega Protein’s fish oil.  Cyvex’s (including OmegaPure) cost of sales was $11.5 million during 2012 as compared to $8.4 million in 2011.  InCon’s cost of sales was $5.5 million for 2012 as compared to $1.6 million in 2011.

Gross profit.    Human nutrition related gross profit decreased $0.3 million, or 4.9% from $5.3 million for 2011 to $5.0 million for 2012.  Gross profit as a percentage of revenue was 22.8% for 2012 as compared to 34.6% for 2011.  The decrease in gross profit as a percentage of revenue was mainly due to the conversion of the InCon plant as described above.  Cyvex (including OmegaPure) contributed $7.5 million of gross profit during 2012 as compared to $5.7 million in 2011 and had a gross profit as a percentage of revenue of 39.4% and 40.2% for 2012 and 2011, respectively.  InCon recognized a gross loss of $2.5 million for 2012 as compared to $0.4 million for 2011 and had a gross loss as a percentage of revenue of 81.7% and 32.4% for 2012 and 2011, respectively.

Selling, general and administrative expenses.    Human nutrition related selling, general and administrative expenses increased $0.5 million, or 15.5%, from $3.3 million in 2011 to $3.8 million in 2012.  The increase in selling, general and administrative expenses is primarily due to the $0.3 million increase in InCon, which was acquired in September 2011.

 Other (gains) and losses.    Human nutrition related other losses for 2012 result from an impairment expense of $0.1 million related to the excess of carrying value over fair value for certain indefinite lived intangible assets.  No such charge was recognized during 2011.

Unallocated - 2012 compared to 2011

	Years Ended December 31,
	2012	2011	Increase (Decrease)
	(in millions)
Selling, general and administrative expenses (including research and development)	$17.6	$18.5	$(0.9)
Operating income	$(17.6)	$(18.5)	$(0.9)

Selling, general and administrative expenses (including research and development).    Unallocated selling, general and administrative expenses decreased $0.9 million, or 5.2%, from $18.5 million in 2011 to $17.6 million in 2012.  The decrease in selling, general and administrative expenses in 2012 as compared to 2011 is primarily due to decreased incentive compensation recognized during 2012 as well as a previously disclosed Proposition 65 legal claim expensed in 2011.

Other non-segmented results of operation - 2012 compared to 2011

Interest income.  Interest income decreased by $11,000 from $43,000 for 2011 to $32,000 for 2012. The decrease was primarily due to the decreased average cash balance upon which interest was earned during 2012 as compared to 2011.

Interest expense.    Interest expense decreased $0.8 million from $2.1 million for 2011 to $1.3 million for 2012.  The decrease in 2012 primarily relates to the additional $0.5 million of capitalized interest recognized during 2012 which offsets interest expense as well as the decrease in the average debt balance in 2012 as compared to 2011.

Other expense, net.    Other expense, net was $0.4 million for 2012 and 2011.

Provision for income taxes.    The Company recorded a $6.9 million provision for income taxes for 2012 representing an effective tax rate of 62.9% for income taxes compared to 34.2% for 2011.  The increase in the effective tax rate is primarily a result of a predominately non-deductible charge related to the U.S. Attorney’s Office investigation recognized during 2012, in addition to a higher effective state income tax rate.  The statutory tax rate of 35% for U.S. federal taxes was in effect for 2012 and 2011.

Animal Nutrition - 2011 compared to 2010

	Years Ended December 31,
	2011	2010	Increase (Decrease)
	(in millions)
Revenues	$236.5	$172.0	$64.5
Cost of sales	187.1	123.6	63.5
Gross profit	49.4	48.4	1.0
Selling, general and administrative expenses (including research and development)	2.8	2.1	0.7
Charges related to U.S. Attorney investigation	0.5	―	0.5
Other (gains) and losses	(24.8)	0.8	(25.6)
Operating income	$70.9	$45.5	$25.4

Revenues.    Animal nutrition related revenues increased $64.5 million, or 37.5%, from $172.0 million in 2010 to $236.5 in 2011.  The increase in revenues was primarily due to higher sales volumes of 66.5% for the Company’s fish meal and higher sales prices of 27.5% for the Company’s fish oil, partially offset by decreased sales prices of 11.6% for the Company’s fish meal and decreased sales volumes of 8.4% for the Company’s fish oil.  Considering fish meal, fish oil and fish solubles sales activities in total, the Company experienced a $7.9 million decrease in revenues due to the decrease in sales prices and a $71.5 million increase in revenue caused by increased sales volumes, when comparing 2011 and 2010. The increase in fish meal sales volumes in is primarily due to the increased quantity of inventory available for sale during 2011 as compared to 2010 as a result of the 2010 Gulf of Mexico Oil Spill as well as increased export demand.  The increase in fish oil sales prices in 2011 is due to increased export demand primarily from the aquaculture industry as well as a general increase in commodity pricing for fats and oils.  The decrease in fish meal sales prices for 2011 is primarily due to an increased global supply of fish meal available for sale, particularly from South America.  Omega Shipyard contributed $1.0 million of revenue in 2011.

Cost of sales.    Animal nutrition related cost of sales, including depreciation and amortization, for 2011 was $187.1 million, a $63.5 million increase, or 51.3%, as compared to 2010. Cost of sales as a percentage of revenues was 79.1% for 2011 as compared to 71.9% for 2010. The increase in cost of sales as a percentage of revenue was primarily due to the decrease in fish meal sales prices as discussed above as well as an increased cost per unit of production from 2011 to 2010.  The benefit of increased fish catch on cost per unit of production was offset by decreased fish oil yields.  Omega Shipyard’s third party cost of goods sold were $0.8 million for 2011.

Gross profit.    Animal nutrition related gross profit increased $1.0 million, or 2.1% from $48.4 million for 2010 to $49.4 million for 2011.  Gross profit as a percentage of revenue was 20.9% for 2011 as compared to 28.1% for 2010.  The decrease in gross profit as a percentage of revenue was primarily due to the decrease in fish meal sales prices as well as an increased cost per unit of production in 2011 as compared to 2010.  Omega Shipyard’s gross profit was $0.2 million for 2011.

Selling, general and administrative expenses.    Animal nutrition related selling, general and administrative expenses increased $0.7 million, or 34.4%, from $2.1 million in 2010 to $2.8 million in 2011.  The increase in selling, general and administrative expenses is primarily due to higher professional services costs as well as an increase in employee compensation related costs.

Charges related to U.S. Attorney investigation.    During 2011, the Company recognized legal fees of $0.5 million related to a previously disclosed ongoing investigation by the U.S. Attorney’s Office in the Eastern District of Virginia.  No such expenses were recognized during 2010.

Other (gains) and losses.    Animal nutrition related other gains for 2011 of $24.8 million are primarily attributed to the receipt of $26.2 million, net of fees and expenses, from the GCCF in connection with the final settlement of the Company’s claims related to the impacts of the 2010 Gulf of Mexico oil spill.  The 2011 gain was partially offset by a net loss on disposal of assets of $2.1 million primarily related to the write down in value to net realizable value of the Company’s experimental Catamaran style fishing vessel which the Company does not anticipate fishing on a forward going basis.  In addition, during 2011 the Company disposed of five fishing vessels, partially offset by insurance proceeds related to the disposal of one of the vessels.  The 2010 loss relates to two decommissioned fishing vessels that were sold as scrap and two decommissioned fishing vessels that were written down to their net realizable value and later sold in 2011.

Human Nutrition - 2011 compared to 2010

	Years Ended December 31,
	2011	2010	Increase (Decrease)
	(in millions)
Revenues	$15.3	$1.8	$13.5
Cost of sales	10.0	1.0	9.0
Gross profit	5.3	0.8	4.5
Selling, general and administrative expenses (including research and development)	3.3	0.9	2.4
Other (gains) and losses	―	―	―
Operating income	$2.0	$(0.1)	$2.1

Revenues.    Human nutrition related revenues increased $13.5 million or 763.5% from $1.8 million in 2010 to $15.3 million in 2011.  Cyvex, acquired by the Company in December 2010, (including OmegaPure) contributed $14.1 million of revenue during 2011 as compared to $1.8 million in 2010.  InCon, acquired by the Company in September 2011, supplied $1.2 million of revenue in 2011.

Cost of sales.    Human nutrition related cost of sales, including depreciation and amortization, for 2011 was $10.0 million, a $9.0 million increase, as compared to 2010. Cyvex’s (including OmegaPure) cost of sales was $8.4 million during 2011 as compared to $1.0 million in 2010.  InCon’s cost of sales was $1.6 million for 2011.

Gross profit.    Human nutrition related gross profit increased $4.5 million, or 546.4% from $0.8 million for 2010 to $5.3 million for 2011.  Gross profit as a percentage of revenue was 34.6% for 2011 as compared to 46.2% for 2010.  The decrease in gross profit as a percentage of revenue was primarily due to addition of Cyvex in December 2010 and InCon in September 2011.  Cyvex’s (including OmegaPure) gross profit as a percentage of revenue was 40.2% and 46.2% for 2011 and 2010, respectively.  Cyvex’s gross profit percentage was negatively impacted during 2011 by the one time inventory write-up to fair value that was made in conjunction with Cyvex being acquired by the Company in December 2010.  InCon’s gross loss as a percentage of revenue was 32.4% due to start up costs that were incurred during the early stages of conversion of InCon’s plant for processing Omega’s fish oil.

Selling, general and administrative expenses.    Human nutrition related selling, general and administrative expenses increased $2.4 million, or 249.7%, from $0.9 million in 2010 to $3.3 million in 2011.  The increase in selling, general and administrative expenses is primarily due to $0.3 million from InCon following its September 2011 acquisition as well as the $2.8 million increase in Cyvex which was owned less than a month during 2010.  Additionally, Omega Protein’s legacy expenses related to human nutrition were absorbed by Cyvex which accounted for a decrease of approximately $0.7 million.

Unallocated - 2011 compared to 2010

	Years Ended December 31,
	2011	2010	Increase (Decrease)
	(in millions)
Selling, general and administrative expenses (including research and development)	$18.5	$14.3	$4.2
Operating income	$(18.5)	$(14.3)	$(4.2)

Selling, general and administrative expenses (including research and development).    Unallocated selling, general and administrative expenses increased $4.2 million, or 29.4%, from $14.3 million in 2010 to $18.5 million in 2011.  The increase in 2011 is due to increased employee compensation related costs of $3.0 million including, but not limited to, stock option and restricted stock compensation expense as well as legal defense costs related to Proposition 65 of $0.4 million.  See Part I – Item 3 Legal Proceedings.

Other non-segmented results of operation - 2011 compared to 2010

Interest income.    Interest income increased by $5,000 from $38,000 for 2010 to $43,000 for 2011. The increase was primarily due to the increased cash balance upon which interest is earned during 2011 as compared to 2010.

Interest expense.    Interest expense decreased $0.4 million from $2.5 million for 2010 to $2.1 million for 2011.  The decrease in 2011 was primarily attributable to the reduction in interest expense related to interest rate swaps as well as the decrease in the average debt balance in 2011 as compared to 2010.

Other expense, net.    Other expense, net was $0.4 million for 2011 and 2010.

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

At December 31, 2012, the Company had an unrestricted cash balance of $56.0 million, an increase of $4.6 million from December 31, 2011.  This increase was primarily due to the sale of inventory as well as the sale of the Company’s Morgan City, Louisiana facility, and was partially offset by spending related to the 2012 fishing season, capital spending and debt payments.  Omega Protein’s annual revenues and its resulting liquidity are highly dependent on annual fish catch, production yields, selling prices for its products and inventories available for sale.  Omega Protein’s average selling prices for its products for 2012 decreased 0.7% as compared to its average selling prices for 2011.  Omega Protein experienced a 3.3% higher per unit cost of sales during 2012 as compared to 2011.

The aggregate amount of the Company’s outstanding indebtedness as of December 31, 2012 was approximately $27.3 million compared to approximately $30.3 million as of December 31, 2011.  The Company has a moderately leveraged financial structure which could limit its financial flexibility.  In particular, the Company will be required to use a portion of its cash flows to pay principal and interest on its debt, which will reduce the amount of money the Company has for operations, capital expenditures, expansion, acquisitions or general corporate or other business activities.  In addition, the covenants contained in the Company’s debt agreements limit its ability to borrow money in the future for acquisitions, capital expenditures or to meet the Company’s operating expenses or other general corporate obligations. See “Risk Factors - The Company has a moderate amount of indebtedness, which may adversely affect its ability to operate its business, remain in compliance with debt covenants and make payments on its debt.”

As of December 31, 2012, the Company has contracted through energy swap derivatives for approximately 39% of its estimated 2013 energy use and inventory carried over from the 2012 season is sufficient to supply approximately 12% of expected 2013 energy use.

Source of Capital: Operations

Net cash flow provided by operating activities decreased from approximately $63.3 million for the year ended December 31, 2011 to $26.9 million for the year ended December 31, 2012.  The decrease in operating cash flow is primarily attributable to decreased revenue associated with decreased sales volumes of 10% and the $26.2 million in proceeds received in 2011 related to the final settlement with the GCCF for the Company’s claims for costs and damages incurred as a result of the 2010 Gulf of Mexico oil spill.

Source of Capital: Debt

Net financing activities (used) provided cash of ($3.4) million and $1.1 million during the years ended December 31, 2012 and 2011, respectively.  The year ended December 31, 2012 included $3.5 million in debt and capital lease principal payments and $0.4 million in debt issuance cost payments, and was partially offset by $0.5 million in proceeds and tax effects received from stock options exercised.  The year ended December 31, 2011 included $4.6 million in proceeds and tax effects received from stock options exercised partially offset by $3.5 million in debt and capital lease principal payments.

On June 20, 2011, pursuant to the Title XI program, the United States Department of Commerce Fisheries Finance Program (the “FFP”) approved a financing application made by the Company in the amount of $10.0 million (the “Approval Letter”).  To date, the Company has not submitted any financing requests under the Approval Letter which expires on June 20, 2016.  As of December 31, 2012, the Company had approximately $27.3 million of borrowings outstanding under Title XI and was in compliance with all of the covenants contained therein.

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

All Loans and all other obligations outstanding under the Loan Agreement are payable in full on March 21, 2017.

As of December 31, 2012 and December 31, 2011, the Company was in compliance with all financial covenants under its respective bank loan agreements on those dates and expects to be in compliance during the next fiscal year.  The Company has no off-balance sheet arrangements other than normal operating leases and standby letters of credit.

In September and October 2009, the Company prepaid all of the borrowings outstanding under the term loan under its prior credit facility.  As a consequence of this debt prepayment, the Company determined that the forecasted interest payments associated with its interest rate swaps would not occur.  As a result, hedge accounting relating to the interest rate swaps was discontinued and all amounts previously recognized in accumulated other comprehensive loss were reclassified to interest expense during 2009.  As of December 31, 2011, the Company recorded a $103,100 liability to recognize the fair value of interest rate derivatives.  The interest rate swap agreements matured at the end of March 2012 and are no longer outstanding.

Use of Capital: Operations

Net investing activities, without acquisition activities, used cash of $18.9 million and $21.6 million for the years ended December 31, 2012 and 2011, respectively.  The Company’s investing activities consist mainly of capital expenditures for equipment purchases, replacements, vessel refurbishments, and fish oil refining processes.  The Company made capital expenditures of approximately $25.2 million and $23.9 million, for the years ended December 31, 2012 and 2011, respectively, including $0.8 million and $0.2 million, respectively, of capitalized interest.  The Company currently anticipates making approximately $20 million to $22 million in capital expenditures during 2013, excluding capitalized interest, primarily for the expansion and refurbishment of vessels and plant assets, regulatory and environmental requirements and for the repair of certain equipment.  Additional investment opportunities or requirements may arise during the year, which could cause capital expenditures to exceed this range.  Investing activities during 2012 and 2011 also includes $6.2 million and $2.3 million, respectively, in proceeds from the disposition of assets.

During 2010, the Company purchased fish meal from third parties to supplement its production and received partial reimbursement from BP through the GCCF for, among other things, costs associated with those purchases.  No similar purchases for fish meal or fish oil were made during 2011 or 2012.

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

In December 2010, the Company completed the acquisition of 100% of the outstanding common stock of Cyvex in a cash transaction pursuant to the terms of a Stock Purchase Agreement with the founder and sole shareholder of Cyvex.  Cyvex now is a wholly owned subsidiary of the Company and is included in the Company’s consolidated financial statements.  The Company paid $10.3 million, net of cash received, during 2010 and $2.2 million during 2011 related to final closing payments for the acquisition of Cyvex.  See Note 4 – Acquisition of Cyvex Nutrition, Inc.

On September 9, 2011, the Company acquired all of the outstanding equity of InCon Processing in a cash plus contingent consideration transaction pursuant to the terms of an Equity Purchase Agreement.  InCon is now a wholly owned subsidiary of the Company and is included in the Company’s consolidated financial statements.  The Company paid $9.0 million, net of cash received, during 2011 for the acquisition of InCon and received $0.2 million during 2012 related to the final closing payment.  See Note 2 – Acquisition of InCon Processing, L.L.C.

On February 27, 2013, the Company acquired all of the outstanding equity of Wisconsin Specialty Protein in a cash transaction pursuant to the terms of a merger agreement.  As of that date, Wisconsin Specialty Protein is a wholly owned subsidiary of the Company and will be included in the Company’s 2013 consolidated financial statements.  The Company paid $26.9 million, net of cash received, during 2013 upon closing of the acquisition.

Use of Capital: Contractual Obligations

The following tables aggregate information about the Company’s contractual cash obligations and other commercial commitments (in thousands) as of December 31, 2012:

	Payments Due by Period
Contractual Cash Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years

Long-term debt	$27,300	$3,058	$5,756	$5,588	$12,898
Capital lease obligation	268	268	—	—	—
Interest on long-term debt and capital lease obligation (1)	8,601	1,664	2,707	1,991	2,239
Operating lease obligations	5,660	2,387	2,438	228	607
Pension funding (2)	9,785	1,750	3,605	2,400	2,030
Total Contractual Cash Obligations	$51,614	$9,127	$14,506	$10,207	$17,774

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

The Company believes that the existing cash, cash equivalents, cash flow from operations and funds available through the Loan Agreement and/or Title XI indebtedness described above will be sufficient to meet its working capital and capital expenditure requirements through 2013.

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

Specifically with respect to inventory, Omega Protein’s per unit cost of production is estimated prior to the beginning of each fishing season based on total estimated fishing costs (including off-season costs) divided by estimated total units of production.  Omega Protein adjusts the cost of sales, unallocated inventory cost pool and inventory balances at the end of the second, third and fourth quarters based on revised estimates of total units of production to total inventoriable costs.  For the most part, Omega Protein begins selling its current season’s production during the third quarter and sells that production until the second quarter of the following year.  From 2006 to 2009, the average cost per unit of production estimate increased 3% from the third quarter to the fourth quarter of each respective year.  During 2010, as a result of the larger than anticipated production in the fourth quarter, cost per unit of production for the 2010 fourth quarter decreased 9% as compared to the 2010 third quarter.  During 2011, the cost per unit of production decreased 2% from the third quarter of 2011 to the fourth quarter of 2011.  For 2012 the cost per unit of production was consistent for the third and fourth quarters of 2012.

The Company utilizes the asset and liability method to account for income taxes.  This method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of existing temporary differences between the financial reporting and tax reporting basis of assets and liabilities, and operating loss and tax credits carryforwards for tax purposes. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized.  The Company believes that the deferred tax assets recorded as of December 31, 2012, net of the valuation allowance, are realizable through future reversals of existing taxable temporary differences and future taxable income.  If the Company were to subsequently determine that it would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to deferred tax assets would increase earnings for the period in which such determination was made.  The Company will continue to assess the adequacy of the valuation allowance on a quarterly basis.  Any changes to the estimated valuation allowance could be material to the consolidated financial condition and results of operations.

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

Seasonal and Quarterly Results

Omega Protein’s menhaden harvesting and processing business is seasonal in nature. Omega Protein generally has higher sales during the menhaden harvesting season (which includes the second and third quarter of each fiscal year) due to increased product availability and customer demand, but prices during the fishing season tend to be lower than during the off-season.  Additionally, due to differences in gross profit margins for Omega Protein’s various products, any variation in the mix of product sales between quarters may result in significant variations of total gross profit margins. These margins may also be affected by changes in costs from year to year and month to month, including as a result of variations in production yields.  Similarly, from time to time Omega Protein defers sales of inventory based on worldwide prices for competing products that affect prices for its products, which may affect comparable period comparisons. As a result, the Company’s quarterly operating results have fluctuated in the past and may fluctuate in the future.

In addition, inventory is generally carried over from one year to the next year, and Omega Protein generally begins selling its current season’s production late in the second quarter and sells that production until the second quarter of the following year.  Costs can change meaningfully from one season to the next.  For example, decreased yields and changes in cost components of Omega Protein’s 2012 production resulted in higher standard costs for inventory from the 2012 season.  This resulted in a decrease in gross profit as a percentage of revenue in the animal nutrition segment from approximately 20.9% for 2011 to 17.3% for 2012.

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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

In the normal course of business, the financial condition of the Company is exposed to minimal market risk associated with interest rate movements on the Company’s borrowings.  In the past, to mitigate this risk, the Company has entered into interest rate swap agreements to effectively lock-in the LIBOR component of certain debt instruments.  However, no interest rate swap agreements are currently in effect. A one percent increase or decrease in the levels of interest rates on variable rate debt would not result in a material change to the Company’s results of operations.  However, all interest rate swap agreements have matured and the Company is again subject to interest rate fluctuations resulting from the LIBOR component for the Loan Agreement.

The Company is also exposed to market risk associated with diesel, Bunker C fuel oil and natural gas.  To partially mitigate this risk, the Company has forward purchased a portion of its expected diesel, Bunker C fuel oil and natural gas usage for 2013.  The Company is currently exposed to market risk associated with increases in natural gas, Bunker C fuel oil, and diesel prices related to the portion not covered by swaps for 2013. As an example, if energy prices related to the products for which the Company has energy swap contracts were to increase by 10%, the energy cost related to the portion without swap contracts as of December 31, 2012 would increase approximately $0.9 million, thus increasing the cost per unit of production.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Omega Protein Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Omega Protein Corporation and its subsidiaries (the “Company”) at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/PricewaterhouseCoopers LLP
Houston, Texas
March 5, 2013

OMEGA PROTEIN CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$55,998	$51,391
Receivables, net	17,267	16,788
Inventories	66,659	64,893
Deferred tax asset, net	1,165	1,784
Prepaid expenses and other current assets	3,430	2,238
Total current assets	144,519	137,094
Other assets, net	10,789	5,423
Property, plant and equipment, net	127,640	122,512
Goodwill and other intangible assets	12,348	12,801
Total assets	$295,296	$277,830
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$3,058	$2,992
Current portion of capital lease obligation	268	517
Accounts payable	3,000	3,779
Accrued liabilities	31,741	19,818
Total current liabilities	38,067	27,106
Long-term debt, net of current maturities	24,242	27,302
Capital lease obligation, net of current portion	—	268
Energy swap liability, net of current portion	—	113
Deferred tax liability	15,794	13,900
Pension liabilities, net	9,826	10,868
Other long-term liabilities	1,764	1,712
Total liabilities	89,693	81,269
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 authorized shares; none issued	—	—
Common Stock, $0.01 par value; 80,000,000 authorized shares; 19,883,940 and 19,568,851 shares issued and outstanding at December 31, 2012 and 2011, respectively	195	194
Capital in excess of par value	129,040	124,817
Retained earnings	86,292	82,229
Accumulated other comprehensive loss	(9,924)	(10,679)
Total stockholders’ equity	205,603	196,561
Total liabilities and stockholders’ equity	$295,296	$277,830

The accompanying notes are an integral part of the consolidated financial statements.

OMEGA PROTEIN CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2012	2011	2010
	(in thousands, except per share amounts)
Revenues	$235,639	$251,743	$173,794
Cost of sales	193,583	197,069	124,609
Gross profit	42,056	54,674	49,185
Selling, general and administrative expenses	21,737	23,050	15,634
Research and development expenses	2,209	1,588	1,727
Charges related to U.S. Attorney investigation	7,990	545	―
Impairment of intangible assets	129	―	―
Proceeds/gains resulting from Gulf of Mexico oil spill	―	(26,177)	—
Other proceeds/gains resulting from natural disaster, net – 2008 storms	―	―	(234)
Other proceeds/gains relating to natural disaster, net – 2005 storms	―	(787)	―
(Gains) loss on disposal of assets	(2,635)	2,096	1,002
Operating income	12,626	54,359	31,056
Interest income	32	43	38
Interest expense	(1,335)	(2,109)	(2,495)
Other expense, net	(365)	(408)	(360)
Income before income taxes	10,958	51,885	28,239
Provision for income taxes	6,895	17,728	9,980
Net income	$4,063	$34,157	$18,259
Other comprehensive income (loss):
Energy swap adjustment, net of tax expense (benefit) of $241, ($486), and ($136), respectively	448	(925)	(264)
Pension benefits adjustment, net of tax expense (benefit) of $165, ($1,306) and $169, respectively	307	(2,071)	327
Comprehensive income	$4,818	$31,161	$18,322
Basic earnings per share	$0.21	$1.77	$0.97
Weighted average common shares outstanding	19,659	19,255	18,799
Diluted earnings per share	$0.20	$1.71	$0.97
Weighted average common shares and potential common shares outstanding	20,113	19,940	18,911

The accompanying notes are an integral part of the consolidated financial statements.

OMEGA PROTEIN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2012	2011	2010
	(in thousands)
Cash flows from operating activities:
Net income	$4,063	$34,157	$18,259
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	17,999	16,430	14,796
(Other proceeds/gains) resulting from natural disaster, net – 2008 storms	―	―	(234)
(Gain) loss on disposal of assets, net	(2,635)	2,096	1,002
Impairment of intangible assets	129	―	―
Provisions for losses on receivables	48	48	48
Share based compensation	3,721	3,295	1,794
Deferred income taxes	2,272	4,255	9,526
Changes in assets and liabilities:
Receivables	(494)	(4,751)	(315)
Inventories	(1,766)	10,181	(10,866)
Prepaid expenses and other current assets	(616)	126	(600)
Other assets	(6,379)	(3,850)	(1,535)
Accounts payable	(779)	761	384
Accrued liabilities	12,036	446	4,111
Pension liability, net	(735)	(748)	(604)
Other long-term liabilities	52	816	32
Net cash provided by operating activities	26,916	63,262	35,798
Cash flows from investing activities:
Proceeds from disposition of assets	6,152	2,339	72
Proceeds from insurance companies and grant, hurricanes	―	―	234
Acquisition of InCon, net of cash acquired	181	(9,028)	―
Acquisition of Cyvex, net of cash acquired	―	(2,170)	(10,289)
Capital expenditures	(25,245)	(23,893)	(15,599)
Net cash used in investing activities	(18,912)	(32,752)	(25,582)
Cash flows from financing activities:
Principal payments of long-term debt	(2,994)	(3,007)	(2,619)
Principal payments of capital lease obligation	(517)	(474)	(375)
Debt issuance costs	(389)	―	―
Proceeds from borrowings	―	―	10,000
Proceeds from stock options exercised	469	2,879	339
Tax effect of stock options exercised	34	1,699	46
Net cash (used in) provided by financing activities	(3,397)	1,097	7,391
Net increase in cash and cash equivalents	4,607	31,607	17,607
Cash and cash equivalents at beginning of year	51,391	19,784	2,177
Cash and cash equivalents at end of year	$55,998	$51,391	$19,784

OMEGA PROTEIN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS  — (Continued)

	Years Ended December 31,
	2012	2011	2010
	(in thousands)
Supplemental cash flow information:
Cash paid during the year for:
Interest	$1,226	$1,959	$2,402
Income taxes	$3,836	$12,257	$357

In 2012, approximately 7,600 shares of the Company’s stock were issued to directors in non cash transactions as payment in lieu of Board retainer and per diem fees.  Expenses were recognized on these non cash transactions of approximately $56,100.  In 2011 and 2010, no shares of the Company’s common stock were issued to directors in non cash transactions as payment in lieu of Board retainer and per diem fees.

The accompanying notes are an integral part of the consolidated financial statements.

OMEGA PROTEIN CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Capital in Excess of	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Par Value	Earnings	Income (Loss)	Equity
	(in thousands)
Balance at December 31, 2009	18,727	$187	$114,772	$29,813	$(7,746)	$137,026
Issuance of common stock	100	1	2,178	—	—	2,179
Comprehensive income (loss):
Net Income	―	―	―	18,259	―	18,259
Comprehensive income (loss):
Energy swap adjustment, net of tax benefit of ($136)	―	―	—	—	(264)	(264)
Pension benefits adjustment, net of tax expense of $169	―	―	—	—	327	327
Total comprehensive (loss) income				18,259	63	18,322
Balance at December 31, 2010	18,827	$188	$116,950	$48,072	$(7,683)	$157,527
Issuance of common stock	536	6	7,793	—	—	7,799
Restricted stock activity	206	―	74	—	—	74
Comprehensive income (loss):
Net income	―	―	―	34,157	―	34,157
Other comprehensive income (loss):
Energy swap adjustment, net of tax benefit of ($486)	―	―	—	—	(925)	(925)
Pension benefits adjustment, net of tax benefit of ($1,306)	―	―	—	—	(2,071)	(2,071)
Total comprehensive (loss) income				34,157	(2,996)	31,161
Balance at December 31, 2011	19,569	$194	$124,817	$82,229	$(10,679)	$196,561
Issuance of common stock	100	1	3,603	—	—	3,604
Restricted stock activity	215	―	620	—	—	620
Comprehensive income (loss):
Net income	―	―	―	4,063	―	4,063
Other comprehensive income (loss):
Energy swap adjustment, net of tax expense of $241	―	―	—	—	448	448
Pension benefits adjustment, net of tax expense of $165	―	―	—	—	307	307
Total comprehensive (loss) income				4,063	755	4,818
Balance at December 31, 2012	19,884	$195	$129,040	$86,292	$(9,924)	$205,603

The accompanying notes are in integral part of the consolidated financial statements.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES
   SUMMARY OF OPERATIONS AND BASIS OF PRESENTATION

Business Description

The Company operates through two industry segments: animal nutrition and human nutrition.  The animal nutrition segment is comprised primarily of two subsidiaries: Omega Protein, Inc. (“Omega Protein”) and Omega Shipyard, Inc. (“Omega Shipyard”).  Omega Protein, the Company’s principal operating subsidiary, operates in the menhaden harvesting and processing business and is the successor to a business conducted since 1913. A portion of Omega Protein’s production is transferred to the human nutrition segment where it is further processed and sold.  Omega Shipyard owns and operates a drydock facility in Moss Point, Mississippi that is used to provide shoreside maintenance for Omega Protein’s fishing fleet and, subject to outside demand and excess capacity, occasionally for third-party vessels. The human nutrition segment is comprised primarily of two subsidiaries: Cyvex Nutrition, Inc. (“Cyvex”) and InCon Processing, L.L.C. (“InCon”).   Cyvex, founded in 1984 and acquired by the Company in December 2010, is located in Irvine, California and participates in the nutraceutical industry as an ingredient provider.  InCon, acquired by the Company in September 2011, is located in Batavia, Illinois and is a specialty toll processor that utilizes molecular distillation technology to concentrate a variety of compound products, including Omega-3 fish oils.

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

Certain amounts applicable to the prior periods have been reclassified to conform to the classifications currently followed.  Specifically, charges related to the U.S. Attorney investigation were reclassified from selling, general and administrative expenses to “Charges related to U.S. Attorney investigation” in the consolidated statement of comprehensive income for the year ended December 31, 2011.  Such reclassifications do not affect current assets, net cash provided by operating activities, operating income, net income, earnings or stockholders’ equity.

The presentation of our Statements of Comprehensive Income for the years ended December 31, 2011 and 2010, was revised to classify $16.5 million and $6.1 million, respectively, of shipping and handling related costs that were previously classified against revenue to cost of sales.  Similar revisions have also been made in Note – 23 Quarterly Financial Data (Unaudited).  These revisions were not considered to be material, individually or in the aggregate, to previously issued financial statements. These revisions had no effect on the results of operations (net or comprehensive income), financial condition (shareholders’ equity), or cash flows in any period presented or in any previously issued financial statements.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Gulf of Mexico Oil Spill

In 2010, the Company accounted for $18.7 million in emergency payments received from the Gulf Coast Claims Facility (“GCCF”) during September and October related to damages incurred from the Gulf of Mexico oil spill in its inventory and cost of sales.  The payments partially reduced cost of sales by 4.4%, or $8.2 million, and 8.9%, or $10.5 million, for the years ended December 31, 2011 and 2010, respectively.

In April 2011, the Company agreed to a final settlement of all of its claims for costs and damages incurred as a result of the oil spill caused by the Deepwater Horizon explosion and received a final payment of $26.2 million, net of fees and expenses, from the GCCF.  The amount was recognized as “Proceeds/gains resulting from Gulf of Mexico oil spill” in the Company’s consolidated statement of comprehensive income for the year ended December 31, 2011.

In total, the Company received payments of $44.8 million, net of fees and expenses, from the GCCF in 2010 and 2011.  As a part of the final settlement, the Company released and waived all current and future claims against BP and all other potentially responsible parties with regard to the oil spill.

For additional information, see Note 3 – Gulf of Mexico Oil Spill.

Hurricane Losses, Insurance Recoveries and Other Proceeds

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

During 2010, Omega Protein received a grant of $0.2 million from the State of Louisiana Hurricane Gustav and Ike Fisheries Recovery Program. The grant provides assistance for commercial fishing owners impacted by Hurricanes Gustav and Ike in 2008.  The grant proceeds were recognized as “(Other proceeds/gains) loss resulting from natural disaster, net – 2008 storms” in the consolidated statement of comprehensive income for the year ended December 31, 2010.

2005 Hurricane Activity

In August 2007, the Company filed a lawsuit in the District Court of Harris, Texas 295th Judicial District, against its prior insurance broker, Aon Risk Services of Texas (“Aon”), who procured the Company’s property insurance policies for the 2005/2006 policy year, which were the subject of prior litigation as a result of claims relating to Hurricanes Rita and Katrina in 2005.  In June 2011, all outstanding claims related to the lawsuit were settled and the Company recorded $0.8 million, net of fees and expenses, as “Other proceeds/gains resulting from natural disaster, net – 2005 storms” in the consolidated statement of comprehensive income for the year ended December 31, 2011.  As a part of the final settlement, the Company released and waived all claims against Aon for all matters addressed in the litigation.

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

Shipping and Handling

Amounts billed to customers associated with shipping and handling are included in revenues and the related costs are included in cost of sales. For 2012, 2011 and 2010, $14.4 million, $16.5 million and $6.1 million of shipping and handling costs are included in cost of sales, respectively.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Business Interruption Insurance Proceeds

 During 2012, the Company received approximately $0.3 million in proceeds, net of deductible, from its business interruption insurance coverage provider related to an incident causing downtime at one of its Gulf of Mexico production facilities in September 2011.  The proceeds were calculated based on lost inventory production as well as a small amount of excess costs incurred by the Company as a result of the incident.  Given that the Company experienced a slight decrease in production as a result of the incident, the proceeds related to lost inventory production were recognized as an increase in revenues and the proceeds related to excess costs were recognized as a reduction in cost of goods sold.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Research and Development

Costs incurred in research and development activities, primarily related to the Omega Protein Technology and Innovation Center, are expensed as incurred.

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

In September and October 2009, the Company prepaid all of the borrowings outstanding under the term loan under its prior credit facility.  See Note 11 - Notes Payable and Long-Term Debt for additional information.  As a consequence of this debt prepayment and refinancing, the Company determined that the forecasted interest payments associated with the interest rate swaps would not occur.  As a result, hedge accounting relating to the interest rate swaps was discontinued and all amounts previously recognized in accumulated other comprehensive loss were reclassified to interest expense during 2009.  As of December 31, 2011, the Company recorded a $103,100 liability to recognize the fair value of interest rate derivatives.

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

The interest rate swap agreements matured at the end of March 2012 and are no longer outstanding. For the years ended December 31, 2012, 2011 and 2010, $145, $24,000 and $0.4 million, respectively, was recognized as interest expense in the consolidated statement of comprehensive income as a result of the debt prepayment and subsequent discontinuance of hedge accounting for the interest rate swaps.

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

Energy swap balances at December 31, 2012:

Energy Swap			Consumption Period			Quantity	Price Per Unit	Energy Swap Asset/(Liability) as of December 31, 2012	Deferred Tax Asset/(Liability) as of December 31, 2012
Diesel	-	NYMEX Heating Oil Swap	May	-	November, 2013	1,359,782 Gallons	$2.82	$244,800	$(53,800)
Natural Gas	-	NYMEX Natural Gas Swap	April	–	October, 2013	381,150 MMBTUs	$3.94	(149,600)	52,300
Fuel Oil	–	No.6 1.0% NY-Platts Swap	May	-	November, 2013	676,200 Gallons	$2.26	39,000	(13,600)
								$134,200	$(15,100)

Energy swap balances at December 31, 2011:

Energy Swap			Consumption Period			Quantity	Price Per Unit	Energy Swap Asset/(Liability) as of December 31, 2011	Deferred Tax Asset/(Liability) as of December 31, 2011
Diesel	-	NYMEX Heating Oil Swap	May	-	November, 2012	2,779,000 Gallons	$2.87	$(56,200)	$19,700
Natural Gas	-	NYMEX Natural Gas Swap	April	–	October, 2012	308,000 MMBTUs	$4.90	(507,000)	177,400
Fuel Oil	–	No.6 1.0% NY-Platts Swap	May	-	November, 2012	1,584,240 Gallons	$2.33	29,700	(10,400)
Natural Gas	-	NYMEX Natural Gas Swap	April	–	October, 2013	104,000 MMBTUs	$5.00	(113,100)	39,600
								$(646,600)	$226,300

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2012 and 2011, Omega Protein has recorded a long-term asset (liability) of $0 and ($113,100), respectively, net of the current portion included in prepaid expenses and other current assets (accrued liabilities) of $134,200 and ($533,500), respectively, to recognize the fair value of energy swap derivatives, and has also recorded a deferred tax (liability) asset of ($15,100) and $226,300, respectively, associated therewith. The effective portion of the change in fair value from inception to December 31, 2012 is recorded in “accumulated other comprehensive loss” in the Company’s consolidated financial statements.  The following table illustrates the changes recorded, net of tax, in accumulated other comprehensive loss resulting from the energy swap agreements.

	(in thousands)
	2012	2011
Balance at January 1,	$(420)	$505
Net (gain) loss, net of tax, reclassified to unallocated inventory cost pool,	328	(1,570)
Net change associated with current period swap transactions, net of tax,	120	645
Balance at December 31,	$28	$(420)

The $28,000 reported in accumulated other comprehensive loss as of December 31, 2012 will be reclassified to the unallocated inventory cost pool in the period when the energy consumption takes place.  The amount to be reclassified, net of taxes, during the next 12 months is expected to be $28,000.

If, at any time, the swaps are determined to be ineffective, in whole or in part, due to changes in the Company’s energy usage or underlying hedge agreements or assumptions, the fair value of the portion of the energy swaps determined to be ineffective will be recognized as a gain or loss in cost of sales for the applicable period.  For 2012, the Company recognized $0.1 million as a reduction to cost of sales resulting from the ineffective portion of diesel energy swaps.

Subsequent to December 31, 2012, Omega Protein entered into the following energy swap agreements:

Energy Swap			Consumption Period			Quantity	Price Per Unit
Diesel	-	NYMEX Heating Oil Swap	May	–	November, 2013	387,800 Gallons	$3.06
Natural Gas	-	NYMEX Natural Gas Swap	April	–	October, 2013	69,200 MMBTUs	$3.53

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

Income Taxes

The Company utilizes the asset and liability method to account for income taxes.  This method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of existing temporary differences between the financial reporting and tax reporting basis of assets and liabilities, and operating loss and tax credits carryforwards for tax purposes. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized.  The Company believes that the deferred tax assets recorded as of December 31, 2012, net of the valuation allowance, are realizable through future reversals of existing taxable temporary differences and future taxable income.  If the Company were to subsequently determine that it would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to deferred tax assets would increase earnings for the period in which such determination was made.  The Company will continue to assess the adequacy of the valuation allowance on a quarterly basis.  Any changes to the estimated valuation allowance could be material to the consolidated financial condition and results of operations.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

	Useful Lives (years)

Fishing vessels and fish processing plants	15	-	20
Machinery, equipment, furniture and fixtures and other	3	-	10

Replacements and major improvements are capitalized and amortized over a period of 5 to 15 years.  Maintenance and repairs are charged to expense as incurred.  Upon sale or retirement, the costs and related accumulated depreciation are eliminated from the accounts.  Any resulting gains or losses are included in the statement of comprehensive income.

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

All of the Company’s goodwill and other intangible assets are the result of acquisitions in the human nutrition segment.  This segment is comprised of two reporting units, Cyvex and InCon.  In the third quarter of 2011 and the fourth quarter of 2010, the Company completed its acquisitions of InCon Processing, L.L.C., a Delaware limited liability company, and Cyvex Nutrition, Inc., a California corporation, respectively, in cash transactions accounted for using the acquisition method of accounting.  As such, the Company has recorded goodwill and certain other identifiable intangible assets that are more fully explained in Note 2 – Acquisition of InCon Processing and Note 4 - Acquisition of Cyvex Nutrition.

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

In 2002, the Board of Directors authorized a plan to freeze the Company’s pension plan in accordance with ERISA rules and regulations so that new employees, hired after July 31, 2002, are not eligible to participate in the pension plan and further benefits no longer accrue for existing participants.  The freezing of the pension plan had the effect of vesting all existing participants in their pension benefits in the plan.  See Note 16 – Benefit Plans for additional information related to the Company’s pension plans.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Construction Contract

Omega Shipyard engaged in a single fixed price construction contract with a third party that was completed in the fourth quarter of 2012.  The contract provided for revenue to be billed as milestones were attained based on the total estimated construction cost.  The Company recognized revenue and expenses related to the contract on a percentage of completion basis based on a ratio that costs incurred to date bear to total projected costs.  If at any time the Company projected a loss on a construction contract, the estimated total loss was immediately recognized once it was deemed probable to occur.

During the quarter ended June 30, 2012, Omega Shipyard revised its total estimated construction costs such that the Company expected to have a gross loss upon completion.  As a result, gross profit recognized on the contract in previous quarters was reversed and the full extent of the expected loss was recognized during the quarter ended June 30, 2012.  The Company reassessed these estimates on a quarterly basis. For 2012, the Company recognized a gross loss of $0.5 million.  For 2011, the Company recognized gross profit of $0.2 million relating to the construction contract.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments, interest and energy swap transactions, and pension benefits adjustments, including recognition of actuarial losses.  The Company presents comprehensive income (loss) in its consolidated statements of comprehensive income and consolidated statements of stockholders’ equity.

Accumulated Comprehensive Loss

The components of accumulated other comprehensive loss included in stockholders’ equity are as follows:

	December 31, 2012	December 31, 2011
	(in thousands)
Fair Value of Energy Swaps, net of tax benefit (expense) of ($15) as of December 31, 2012 and $226 as of December 31, 2011.	$28	$(420)
Pension Benefits Adjustments, net of tax benefit of $5,359 as of December 31, 2012 and $5,524 as of December 31, 2011	(9,952)	(10,259)
Accumulated Other Comprehensive Loss	$(9,924)	$(10,679)

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

At December 31, 2012, the Company had cash deposits concentrated primarily in one major bank and two money market funds.  The Company believes that credit risk in such investments is minimal.

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

The Company has issued shares of restricted stock under its 2006 Incentive Plan.  Holders of shares of restricted stock are entitled to all rights of a stockholder of the Company, including the right to vote the shares and receive any dividends or other distributions.  The shares are considered issued and outstanding on the date granted and are included in the basic earnings per share calculation.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Recently Issued Accounting Standards

On February 5, 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  The standard requires companies to present, either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. The standard is effective prospectively for public entities for fiscal years, and interim periods within those years, beginning after December 12, 2012, which corresponds to the Company’s first fiscal quarter beginning January 1, 2013.  The Company is currently evaluating the impact, if any, the adoption of this guidance will have on its consolidated financial statements.

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

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income.  The standard eliminates the current option to report other comprehensive income and its components in the statement of changes in equity.  An entity may present items of net income and other comprehensive income in one continuous statement, or in two separate, but consecutive statements.  The change is intended to enhance comparability between entities that report under U.S. GAAP and those that report under International Financial Reporting Standards (IFRS), and to provide a more consistent method of presenting non-owner transactions that affect an entity’s equity.  For public entities, the standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and should be applied retrospectively. The Company’s adoption of these standards effective January 1, 2012 did not have an impact on the Company’s consolidated results of operations, financial position and related disclosures.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 2.  ACQUISITION OF INCON PROCESSING, L.L.C.

A. Description of the Transaction

In September 2011, the Company acquired all of the outstanding equity of InCon Processing, L.L.C., a Delaware limited liability company, in a cash transaction pursuant to the terms of an equity purchase agreement.  The equity of InCon was indirectly held by four individuals (the “Sellers”), three of whom continue to be employed by InCon and share in the management of InCon’s business.  InCon is now a wholly owned subsidiary of the Company.  InCon is a specialty toll processor that designs, pilots, synthesizes and purifies specialty chemical compounds, utilizing molecular distillation technology to concentrate a variety of compound products, including Omega-3 fish oils.

B. Recording of Assets Acquired and Liabilities Assumed

At closing, the Company paid an aggregate cash purchase price for the equity of InCon of $8.7 million, utilizing cash on hand, and also paid $0.6 million representing InCon’s estimated working capital on the closing date.  The working capital portion of the purchase price was subject to a post-closing adjustment to account for differences between estimated working capital and actual working capital of InCon as of the closing date.  During 2012, the Company received a payment from the Sellers of $0.2 million to account for the final working capital adjustment.

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

The annual earn-out payments, if any, will be estimated on a quarterly basis and paid subsequent to year end.  The Company will record the estimated contractual obligation as compensation expense during each year as it is deemed probable that such amount will be payable.  In addition, the earn-out payments are subject to certain reductions associated with future InCon capital expenditures and forfeitures based on termination of employment.  There were no earn-out payments recorded during 2012.

The Company incurred approximately $0.1 million in pretax transaction costs directly related to the acquisition that were expensed and included in selling, general and administrative expenses in the Consolidated Statements of Comprehensive Income for the year ended December 31, 2011.   The acquisition costs consisted primarily of legal, advisory, valuation, and other consulting fees.  The transaction has been accounted for using the acquisition method of accounting which requires, among other things, that most assets acquired and liabilities assumed from acquisitions be recognized at their fair values as of the acquisition date.  Any excess of the purchase price over the fair values of the net assets acquired are recorded as goodwill.  The following table summarizes the fair values of the InCon assets and acquired liabilities assumed based on the total consideration at acquisition of $9.3 million.

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

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized.  Specifically, the goodwill recorded as part of the acquisition of InCon includes the following:

● the expected synergies and other benefits that the Company believes will result from combining the operations of InCon with the operations of Omega Protein and Cyvex,
● any intangible assets that do not qualify for separate recognition,
● the value of the going-concern element of InCon’s existing business (the higher rate of return on the assembled collection of net assets versus if Omega had acquired all of the net assets separately).

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company does not amortize goodwill or indefinite-lived intangible assets but performs tests for impairment annually, or when indications of potential impairment exist, utilizing a fair value approach at the reporting unit level.  See Note 10 - Goodwill and Other Intangible Assets, for more information about goodwill and other intangible assets.

InCon’s results of operations are included in the Company’s Consolidated Statements of Comprehensive Income beginning on September 9, 2011.  Revenues generated by InCon included in the Consolidated Statement of Comprehensive Income from September 9, 2011 through December 31, 2011 were approximately $1.2 million.  Net loss for the same period was approximately $0.4 million.

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

During 2010, Omega Protein filed a claim for damages with BP and also met with BP’s third party claims adjuster.  In August 2010, the claims process for BP was moved to the GCCF, a claims facility tasked with claims administration and payment distribution for those businesses and individuals that suffered damages and incurred other costs related to the oil spill.

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

In April 2011, the Company agreed to a final settlement of all of its claims for costs and damages incurred as a result of the oil spill caused by the Deepwater Horizon explosion and received a final payment of $26.2 million, net of fees and expenses, from the GCCF.  The amount was recognized as “Proceeds/gains resulting from Gulf of Mexico oil spill” in the Company’s Consolidated Statements of Comprehensive Income for the year ended December 31, 2011.

In total, the Company received payments of $44.8 million, net of fees and expenses, from the GCCF in 2010 and 2011.  As a part of the final settlement, the Company released and waived all current and future claims against BP and all other potentially responsible parties with regard to the oil spill.

NOTE 4.  ACQUISITION OF CYVEX NUTRITION, INC.

A. Description of the Transaction

In December 2010, the Company acquired 100% of the outstanding common stock of Cyvex Nutrition, Inc. (“Cyvex”), a California corporation, in a cash transaction pursuant to the terms of a Stock Purchase Agreement with the founder and sole shareholder of Cyvex.  Cyvex now is a wholly owned subsidiary of Omega Protein Corporation.  Cyvex is a premium, nutraceutical supplier to dietary supplement manufacturers that focus on human health and wellness.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The Company incurred approximately $0.5 million in pretax transaction costs directly related to the acquisition that were expensed in the fourth quarter of 2010 and included in selling, general and administrative expenses in the consolidated statement of comprehensive income for the year ended December 31, 2010.   The acquisition costs consisted primarily of legal, advisory, valuation, and other consulting fees.  The transaction has been accounted for using the acquisition method of accounting which requires, among other things, that most assets acquired and liabilities assumed from acquisitions be recognized at their fair values as of the acquisition date.  Any excess of the purchase price over the fair values of the net assets acquired are recorded as goodwill.  The following table summarizes the fair values of the Cyvex assets and acquired liabilities assumed as of the acquisition date based on the total consideration of $13.2 million.

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

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized.  Specifically, the goodwill recorded as part of the acquisition of Cyvex includes the following:

● the expected synergies and other benefits that the Company believes will result from combining the operations of Cyvex with the operations of Omega Protein,
● any intangible assets that do not qualify for separate recognition,
● the value of the going-concern element of Cyvex’s existing business (the higher rate of return on the assembled collection of net assets versus if Omega had acquired all of the net assets separately).

The Company does not amortize goodwill or indefinite-lived intangible assets but performs tests for impairment annually, or when indications of potential impairment exist, utilizing a fair value approach at the reporting unit level.  See Note 10 - Goodwill and Other Intangible Assets, for more information about goodwill and other intangible assets.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Cyvex’s results of operations are included in the Company’s consolidated statement of comprehensive income beginning on December 16, 2010.  Revenues generated by Cyvex and included in the consolidated statement of comprehensive income from December 16, 2010 through December 31, 2010 were approximately $209,000.  Net loss for the same period was approximately $8,000.

C. Unaudited Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of the Company and Cyvex on a pro forma basis, as though the companies had been combined as of the beginning of January 1, 2010.  The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had actually taken place January 1, 2010 and is not intended to be a projection of future results or trends.

	Revenue	Net income (loss)
	(in thousands)
Cyvex from December 16, 2010 – December 31, 2010	$209	$(8)
2010 supplemental pro forma from 1/1/10 – 12/31/10	$179,041	$19,137

NOTE 5. RECEIVABLES, NET

Receivables as of December 31, 2012 and 2011 are summarized as follows:

	2012	2011
	(in thousands)
Trade	$11,513	$10,208
Insurance	4,980	4,687
Income tax	871	1,919
InCon working capital	—	181
Other	236	78
Total accounts receivable	17,600	17,073
Less allowance for doubtful accounts	(333)	(285)
Receivables, net	$17,267	$16,788

As of December 31, 2012, the current insurance receivable includes approximately $3.4 million related to the salvage costs and other related claims incurred by the Company associated with the sinking of the F/V Sandy Point in May 2011.  InCon working capital represents post-closing working capital adjustments resulting from the September 9, 2011 acquisition of InCon.   See Note 19 – Related Party Transactions.

NOTE 6. INVENTORY

The major classes of inventory as of December 31, 2012 and 2011 are summarized as follows:

	2012	2011
	(in thousands)
Fish meal	$26,511	$30,738
Fish oil	17,352	14,533
Fish solubles	1,391	1,101
Nutraceutical products	4,181	2,325
Unallocated inventory cost pool (including off-season costs)	7,403	7,443
Other materials and supplies	9,821	8,753
Total inventory	$66,659	$64,893

Inventory at December 31, 2012 and 2011 is stated at the lower of cost or market.  The elements of December 31, 2012 unallocated inventory cost pool include Omega Protein’s plant and vessel related labor, utilities, rent, repairs and depreciation, to be allocated to inventories produced through the 2013 fishing season.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 7.  PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of December 31, 2012 and 2011 are summarized below:

	2012	2011
	(in thousands)
Prepaid insurance	$2,554	$1,808
Selling expenses	436	107
Fair market value of energy swaps, current portion	134	—
Leases	118	105
Guarantee fees	11	17
Other prepaids and expenses	177	201
Total prepaid expenses and other current assets	$3,430	$2,238

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

NOTE 8. OTHER ASSETS

Other assets as of December 31, 2012 and 2011 are summarized as follows:

	2012	2011
	(in thousands)
Fish nets, net of accumulated amortization of $1,243 and $1,175	$1,432	$1,288
Insurance receivable, net of allowance for doubtful accounts	8,572	3,645
Title XI debt issuance costs	302	332
Other debt issuance costs	391	118
Deposits and other	92	40
Total other assets, net	$10,789	$5,423

Amortization expense for fishing nets amounted to approximately $1.3 million, $1.2 million, and $1.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.

As of December 31, 2012 and December 31, 2011, the long-term insurance receivable of $8.6 million and $3.6 million, respectively, primarily relates to Jones Act claims for employees aboard its vessels.  This estimated amount is recorded gross of estimated claims which may be due to claimants and is included in accrued insurance liabilities.  The increase in the long-term insurance receivable from December 31, 2011 to December 31, 2012 is primarily attributable to the sinking of the F/V Sandy Point in May 2011 and is effectively offset by a corresponding liability.

The Company carries insurance for certain losses relating to its fishing unit’s vessels and Jones Act liability for employees aboard its vessels (collectively, “Vessel Claims Insurance”).  The typical Vessel Claims Insurance policy contains an annual aggregate deductible (“AAD”) for which Omega Protein remains responsible, while the insurance carrier is responsible for all applicable amounts which exceed the AAD.  It is Omega Protein’s policy to accrue current amounts due and record amounts paid out on each claim.  Once payments exceed the AAD, Omega Protein records an insurance receivable for a given policy year, net of allowance for doubtful accounts.  As of December 31, 2012 and 2011, there was no allowance for doubtful insurance receivable accounts.

NOTE 9. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of December 31, 2012 and 2011 are summarized as follows:

	2012	2011
	(in thousands)
Land	$7,229	$7,873
Plant assets	148,451	138,025
Fishing vessels	103,754	95,055
Furniture and fixtures	7,225	6,571
Construction in progress	11,214	16,909
Total property and equipment	277,873	264,433
Less accumulated depreciation and impairment	(150,233)	(141,921)
Property, plant and equipment, net	$127,640	$122,512

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Depreciation expense for 2012, 2011 and 2010 was $16.3 million, $14.7 million, and $13.4 million, respectively.

The Company capitalizes interest as part of the acquisition cost of a qualifying asset.  Interest is capitalized only during the period of time required to complete and prepare the asset for its intended use.  For 2012, 2011 and 2010, the Company capitalized interest of approximately $765,300, $245,300, and $209,400, respectively.

On June 1, 2012, the Company completed the sale of its Morgan City, Louisiana facility.  The property last operated as a processing facility in 1999 but had recently been used primarily as a storage and training facility.  Net cash proceeds from the sale after preparation costs, fees and expenses were approximately $5.2 million.  For 2012, the Company recognized a gain on the sale of approximately $4.0 million which is included in gain on disposal of assets in the Company’s statement of comprehensive income.

NOTE 10. GOODWILL AND OTHER INTANGIBLE ASSETS

In December 2010, the Company acquired Cyvex Nutrition, Inc., and the allocation of the purchase price over the fair value of the tangible and intangible assets acquired resulted in $6.9 million of goodwill.  During 2011, final payment adjustments were made to the base purchase price, primarily related to the reimbursement to the seller for the incremental tax effect resulting from the Code Section 338(h)(10) election. The final payments of approximately $133,000 were recorded as additional goodwill.

In September 2011, the Company acquired InCon Processing, L.L.C., and the allocation of the purchase price over the fair value of the tangible and intangible assets acquired resulted in $0.9 million of goodwill.

All of the Company’s goodwill and other intangible assets are the result of acquisitions in the human nutrition segment.  The carrying amount of goodwill resulting from the Company’s acquisitions was approximately $8.0 million for the years ended December 31, 2012 and 2011.

During the third quarter of 2012, the Company completed its annual impairment testing of goodwill and indefinite life intangible assets related to its acquisition of InCon in September 2011.  As a result of that testing, the Company concluded that the carrying value of InCon’s trade names exceeded the fair value by approximately $0.1 million.  As such, an impairment expense of $0.1 million was recognized during 2012 and the carrying value of the trade names was reduced from $0.2 million to $0.1 million.

The Company’s intangible assets, other than goodwill, were as follows (dollars in thousands):

	December 31, 2012	December 31, 2011	Weighted Average Life
Carrying value of intangible assets subject to amortization:
Customer relationships, net	$2,609	$2,934	10
Total intangible assets subject to amortization, net	$2,609	$2,934
Indefinite life intangible assets – trade names, trade secrets	1,753	1,882
Total intangible assets, other than goodwill	$4,362	$4,816

Amortization expense of the Company’s intangible assets was approximately $0.3 million for 2012 and 2011. Estimated future amortization expense related to intangible assets is as follows (in thousands):

2013	$325
2014	325
2015	325
2016	325
Thereafter	1,309
Total estimated future amortization expense	$2,609

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 11. NOTES PAYABLE AND LONG-TERM DEBT

At December 31, 2012 and 2011, the Company's long-term debt consisted of the following:

	December 31, 2012	December 31, 2011
	(in thousands)
U.S. government guaranteed obligations (Title XI loans) collateralized by a first lien on certain vessels and certain plant assets:
Amounts due in installments through 2025, interest from 5.7% to 7.6%	$27,228	$30,181
Amounts due in installments through 2014, interest at Eurodollar rates plus 0.5% (0.8% and 0.8% at December 31, 2012 and December 31, 2011, respectively)	72	113
Total debt	27,300	30,294
Less current maturities	(3,058)	(2,992)
Long-term debt	$24,242	$27,302

The Title XI loans are secured by liens on certain of the Company’s fishing vessels and mortgages on the Company’s Reedville, Virginia and Abbeville, Louisiana plants.

On June 20, 2011, pursuant to the Title XI program, the United States Department of Commerce Fisheries Finance Program (the “FFP”) approved a financing application made by the Company in the amount of $10.0 million (the “Approval Letter”).  To date, the Company has not submitted any financing requests under the Approval Letter.  The Company is required to comply with customary National Marine Fisheries Service covenants as well as certain special covenants.  As of December 31, 2012, the Company had approximately $27.3 million of borrowings outstanding under Title XI and was in compliance with all of the covenants contained therein.

On March 21, 2012, the Company entered into an Amended and Restated Loan Agreement (the “Loan Agreement”) with Wells Fargo Bank, National Association, as administrative agent (the “Agent”) for the lenders (currently Wells Fargo Bank, National Association and JP Morgan Chase Bank, N.A.) (collectively, the “Lenders”) pursuant to which the Lenders agreed to extend credit to the Company in the form of loans (each a “Loan” and collectively, the “Loans”) on a revolving basis of up to $60.0 million (the “Commitment”). The Commitment includes a sub-facility for swingline loans up to an amount not to exceed $5.0 million, a sub-facility for standby letters of credit up to an amount not to exceed $15.0 million and an accordion feature that allows the Company to increase the amount of the Commitment up to an additional $10.0 million, subject to the further commitments of the Lenders and other customary conditions precedent. The Loan Agreement amended and restated the Company’s existing senior secured credit facility with Wells Fargo Bank, National Association. On the Closing Date, no amounts were outstanding under the existing senior secured credit facility and approximately $3.3 million in letters of credit were issued primarily in support of the Company’s worker’s compensation insurance programs. The Company incurred $0.4 million in debt issuance costs associated with the Loan Agreement.

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

As of December 31, 2012, the Company was in compliance with all financial covenants under the Loan Agreement.

All Loans and all other obligations outstanding under the Loan Agreement are payable in full on March 21, 2017.  As of December 31, 2012 and December 31, 2011, the Company had no amounts outstanding under the $60 million Loan Agreement and $35 million prior revolving credit facility, respectively, and approximately $3.1 million and $3.3 million, respectively, in letters of credit.  The Company has no off-balance sheet arrangements other than normal operating leases and standby letters of credit.

Annual Maturities

The annual maturities of long-term debt for the five years ending December 31, 2017 and thereafter are as follows (in thousands):

2013	2014	2015	2016	2017	Thereafter
$3,058	$3,113	$2,643	$2,800	$2,788	$12,898

NOTE 12. CAPITAL LEASE OBLIGATION

On May 29, 2008 and July 10, 2008, Omega Protein entered into capital lease agreements to lease barges for a period of 5 years.  Following is a summary of future minimum payments under the capitalized lease agreements (in thousands):

2013	$277
Total minimum lease payments	277
Less amount representing interest	(9)
Present value of minimum payments	$268

As of December 31, 2012 and 2011, assets recorded under capital lease obligations are included in Property, Plant and Equipment, net as follows (in thousands):

	December 31, 2012	December 31, 2011
Fishing vessels and marine equipment, at cost	$2,076	$2,076
Less accumulated depreciation	(1,886)	(1,471)
Property, plant and equipment, net	$190	$605

NOTE 13. EARNINGS PER SHARE INFORMATION

       The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (in thousands except share and per share data) for the years ended December 31, 2012, 2011 and 2010.

	Years Ended December 31,				Years Ended December 31,				Years Ended December 31,
	2012				2011				2010
	Income(Numerator)	Shares(Denominator)		Amount	Income (Numerator)	Shares(Denominator)		Amount	Income(Numerator)	Shares (Denominator)	Amount
Net income (loss)	$4,063	–			$34,157	–			$18,259	–
Basic EPS
Income (loss) available to common stockholders’	4,063	19,659	(1)	$0.21	34,157	19,255	(2)	$1.77	18,259	18,799	$0.97

Effect of Dilutive stock option grants	–	454			–	685			–	112
Diluted EPS
Income (loss) available to common stockholders’	$4,063	20,113		$0.20	$34,157	19,940		$1.71	$18,259	18,911	$0.97
(1)Includes 420,698 unvested shares related to restricted stock awards.
(2)Includes 205,698 unvested shares related to restricted stock awards.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Options to purchase 811,400 shares of common stock at exercise prices ranging from $6.53 to $14.69 per share were outstanding during the year ended December 31, 2012, but were excluded from the computation of diluted earnings per share because the adjusted exercise prices of the options based upon the assumed proceeds were greater than the average market price of the shares during that year.

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

NOTE 14. INCOME TAXES

The Company’s provision for income taxes consisted of the following:

	Years Ended December 31,
	2012	2011	2010
	(in thousands)
Current:
State	$453	$276	$56
U.S.	4,288	10,924	—
Deferred:
State	294	920	478
U.S.	1,860	5,608	9,446
Provision (benefit) for income taxes	$6,895	$17,728	$9,980

For federal income tax purposes, the Company’s previous net operating losses and alternative minimum tax credit carryforward were fully utilized as of December 31, 2011.

As of December 31, 2012, for state income tax purposes, the Company had $12.8 million in net operating losses expiring in 2015 through 2029.

The following table reconciles the income tax provisions computed using the U.S. statutory rate of 35% for 2012 and 2011 and 34% for 2010 to the provisions reflected in the financial statements.

	Years Ended December 31,
	2012	2011	2010
	(in thousands)
Taxes at statutory rate	$3,835	$18,159	$9,601
Other non-deductible expenses	163	189	—
Qualified production activities deduction	(193)	(1,305)	—
Charges related to U.S. Attorney investigation	2,625	—	—
State taxes, net of federal benefit	485	778	352
Excess executive compensation	—	128	9
Impact of federal tax credits (1)	—	490	—
Change in deferred tax asset valuation allowance (2)	(55)	(1,120)	—
Impact of federal tax rate adjustment to 35%	—	491	—
Other	35	(82)	18
Provision (benefit) for income taxes	$6,895	$17,728	$9,980

(1) As a result of recognizing certain tax credits in 2011, the Company realized a $490,000 income tax expense.

(2) During the fourth quarter of 2011, the Company reversed a deferred tax valuation allowance of $1,025,000 related to wage credits and $95,000 related to state net operating losses.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A tax benefit of $11,000 and $337,000 for the exercise of stock options was not included in income for financial reporting purposes and was credited directly to capital in excess of par value as of December 31, 2012, and 2011, respectively.

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

Temporary differences and tax credit carryforwards that gave rise to significant portions of deferred tax assets and liabilities as of December 31, 2012 and 2011 are as follows:
	2012	2011
	(in thousands)
Deferred tax assets:
Assets and accruals not yet deductible	$1,241	$2,604
Equity based compensation	3,243	1,988
Equity in loss of unconsolidated affiliates	125	125
Tax credit carryforward	225	225
Pension liability	5,636	5,801
State income tax	404	571
Valuation allowance	(661)	(716)
Total deferred tax assets	10,213	10,598

Deferred tax liabilities:
Property and equipment	(20,814)	(18,681)
Intangible assets	(187)	(45)
Pension and other retirement benefits	(1,272)	(1,471)
Assets currently deductible	(2,569)	(2,517)
Total deferred tax liabilities	(24,842)	(22,714)
Net deferred tax liability	$(14,629)	$(12,116)

Deferred income tax asset (liability) current	$1,165	$1,784
Deferred income tax asset (liability) non-current	(15,794)	(13,900)
Net deferred tax liability	$(14,629)	$(12,116)

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

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits, as presented in “Other long-term liabilities” on the balance sheet, is as follows:

	2012	2011	2010
	(in thousands)
Balance at January 1,	$1,513	$896	$864
Additions for tax positions of prior years	37	451	29
Reductions for tax positions of prior years	(36)	—	—
Additions based on tax positions related to the current year	—	166	3
Balance at December 31,	$1,514	$1,513	$896

Included in the balances at December 31, 2012, 2011 and 2010 are $1.5 million, $1.5 million, and $0.9 million, respectively, of tax positions for which the ultimate deductibility is uncertain.  The final settlement of these uncertain positions could positively or negatively impact the effective tax rate in the period settled.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not materially affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  The Company recorded an accrual for payment of $53,000 in interest and a reversal of $2,000 in penalties at December 31, 2012.  The Company recorded an accrual for payment of $33,000 in interest and $166,000 in penalties at December 31, 2011.  The Company did not have an accrual for payment of interest and penalties in 2010.

NOTE 15. ACCRUED LIABILITIES

Accrued liabilities as of December 31, 2012 and December 31, 2011 are summarized as follows:

	December 31, 2012	December 31, 2011
	(in thousands)
Insurance	$12,307	$8,475
Salary and benefits	4,989	3,638
Trade creditors	3,914	4,908
Reserve for U.S. Attorney investigation	7,655	325
Taxes, other than federal income tax	42	51
Deferred revenue	2,060	361
Fair market value of energy swaps, current portion	—	534
Fair market value of interest rate swap, current portion	—	103
Legal reserve	—	200
Contractual obligations	470	618
Accrued interest	225	251
Other	79	354
Total accrued liabilities	$31,741	$19,818

As of December 31, 2012 and 2011, deferred revenue was $2.1 million and $0.4 million, respectively, representing payments primarily received from international customers related to revenues which were not recognized until the subsequent period due to revenue recognition criteria.

See Note 18.  Commitments and Contingencies – Regulatory Matters for information on the reserve related to the U.S. Attorney’s Office investigation.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 16. BENEFIT PLANS

Defined Contribution Plan

All qualified employees of the Company are covered under the Omega Protein 401(k) Savings and Retirement Plan (the “Plan”) as of December 31, 2012. Cyvex’s 401(k) plan and InCon’s 401(k) plan were each incorporated into the Plan as of January 1, 2012.  The Company’s matching contributions to the Plan were approximately $1.1 million, $1.0 million, and $0.8 million during 2012, 2011, and 2010, respectively.

Pension Plan

Plan benefits are generally based on an employee’s years of service and compensation level.  The plan has adopted an excess benefit formula integrated with covered compensation.

        In 2002, the Board of Directors authorized a plan to freeze the Company’s pension plan in accordance with ERISA rules and regulations so that new employees, after July 31, 2002, are not eligible to participate in the pension plan and further benefits no longer accrue for existing participants.  The freezing of the pension plan had the effect of vesting all existing participants in their pension benefits in the plan.

Amounts listed as pension benefits adjustment under the caption “Comprehensive Income (loss)” on the Consolidated Statements of Stockholders’ Equity of $0.3 million, ($2.1) million, and $0.3 million for 2012, 2011, and 2010, respectively, represent the change, net of tax, in the portion of the additional pension liability recorded under “Accumulated Other Comprehensive Loss” on the Consolidated Balance Sheet.  During 2013, the Company expects total net periodic benefit cost to be approximately $1.5 million. The amounts in accumulated other comprehensive loss that are expected to be recognized as a component of net periodic benefit cost during the 2013 year are as follows (in thousands):

Net Actuarial Loss (Gain)	$1,500
Prior Service Cost	$0

The Company’s funding policy is to make contributions as required by applicable regulations. The Company uses a December 31 measurement date for its pension plan.  The accumulated benefit obligation for the pension plan was $29.2 million and $28.5 million at December 31, 2012 and 2011, respectively.

The following tables set forth the benefit obligations, fair value of plan assets, and the funded status of the Company’s pension plan, amounts recognized in the Company’s financial statements, and the principal weighted average assumptions used:

	Years Ended December 31,
	2012	2011
	(in thousands)

Accumulated Benefit Obligations	$29,202	$28,527

Change in Benefit Obligation
Benefit Obligation at beginning of year	$28,527	$25,944
Service Cost	―	―
Interest Cost	1,095	1,276
Plan Amendments	―	―
Actuarial Loss	1,269	3,048
Benefits Paid	(1,689)	(1,741)
Benefit Obligation at end of year	$29,202	$28,527

Change in Plan Assets
Plan Assets at Fair Value at beginning of year	$17,659	$17,690
Actual Return on Plan Assets	1,527	(244)
Company Contributions	1,879	1,954
Benefits Paid	(1,689)	(1,741)
Plan Assets at Fair Value at end of year	$19,376	$17,659

Funded Status of the Plan	$(9,826)	$(10,868)

Additional Amounts Recognized in the Statement of Financial Position:
Long-term Liabilities	$(9,826)	$(10,868)

Amounts Recognized in Accumulated Other Comprehensive Loss:
Net Actuarial Loss, net of tax	$9,952	$10,259

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Loss:
Net Actuarial Loss, net of tax	$679	$2,848
Reversal of Amortization Item:
Amortization of Net Loss, net of tax	(986)	(777)
Total Recognized in Other Comprehensive Loss, net of tax	$(307)	$2,071

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

As a result of the annual review of assumptions, the Company’s 2013 expected return on plan assets is 7.25%, consistent with 2012, and the discount rate decreased from 4.01% to 3.47%.  The discount rate selected by the Company is consistent with general movements in interest rates.  Additionally, the Company performed a yield curve analysis which concluded that when the Citigroup Yield Curve is applied to the Plan, it produces a discount rate of 3.47 and the selected discount rate is equal to the yield curve analysis.

	Years Ended December 31,
	2012	2011
Assumptions

Weighted average assumptions used to determine benefit obligations
Discount Rate	3.47%	4.01%
Long-Term Rate of Return	7.25%	7.25%
Salary Scale up to age 50	N/A	N/A
Salary Scale over age 50	N/A	N/A

	Years Ended December 31,
	2012	2011	2010
Weighted average assumptions used to determine net periodic benefit cost
Discount Rate	4.01%	5.08%	5.65%
Long-Term Rate of Return	7.25%	7.25%	7.10%
Salary Scale up to age 50	N/A	N/A	N/A
Salary Scale over age 50	N/A	N/A	N/A

	Years Ended December 31,
	2012		2011		2010
	(in thousands)
Components of net periodic benefit cost:
Service cost	$	―	$	―	$	―
Interest cost		1,095		1,276		1,358
Expected return on plan assets		(1,303)		(1,274)		(1,105)
Amortization of net loss		1,517		1,189		1,113
Net periodic benefit cost		$1,309		$1,191		$1,366

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Plan Assets

The Company’s pension plan weighted-average asset allocations at December 31, 2012 and 2011, by asset category are as follows:

	Plan Assets at December 31,
Asset Category	2012		2011
	Actual	Target	Actual	Target

Equity	59.9%	60.0%	59.6%	60.0%
Debt securities	40.1	40.0	40.8	40.0
Other	―	―	(0.4)	―
Total	100.0%	100.0%	100.0%	100.0%

The fair values of the Company’s pension plan assets by major category are presented below.  The fair value of the Company’s plan assets are estimated based on quoted prices for similar instruments in active markets and therefore are categorized, except as noted, as Level 2 of the fair value hierarchy.  See Note 21 - Fair Value Disclosures for additional information related to fair value measurements and disclosures.

	Fair Value of Plan Assets at December 31, (in thousands) Fair Value Measurements Using Level 2 (except as noted)
Asset Category	2012		2011

Equity Securities
Large-Cap Growth	$3,946		$3,549
Large Company Value	1,772		1,619
Mid-Cap Growth	753		693
Mid-Cap Value	768		710
Small Company Growth	774		717
Small Company Value	785		725
International	1,852	*	1,576	*
REIT	955		928
Fixed Income Securities
U.S. Treasuries	2,409		3,543
U.S. Govt. Agencies	2,333		1,599
Corporate bonds	2,093		1,522
International fixed income	332		335
Asset-backed securities	255		―
Mortgage-backed securities	349		215
Other	―		(72)
Total	$19,376		$17,659

*Categorized as Level 1 of the fair value hierarchy.

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

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Equity securities do not include any of the Company’s common stock at December 31, 2012 and 2011, respectively.

Projected Benefit Payments for the years ending December 31, 2013 – 2022

(in thousands)
2013	2014	2015	2016	2017	2018-2022
$1,734	$1,732	$1,727	$1,752	$1,748	$8,868

Expected Contributions during 2013

The Company expects to make contributions of $1.8 million to the pension plan in 2013.

Stock Incentive Plans

On January 26, 1998, the 1998 Long-Term Incentive Plan of the Company (the “1998 Incentive Plan”) was approved by the Company’s Board.  The 1998 Incentive Plan provided for the grant of any or all of the following types of awards:  stock options, stock appreciation rights, stock awards and cash awards.  These options generally vest ratably over three years from the date of grant and expire ten years from the date of grant.  Non-vested options are generally forfeited upon termination of employment.

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

The Company has granted stock options under the 2006 Incentive Plan in the form of non-qualified stock options.  See “Stock-Based Compensation” regarding the method the Company utilizes to record compensation expense for employee stock options.  The Company establishes the exercise price based on the fair market value of the Company’s stock (as defined in the relevant plan) at the date of grant.  Each quarter, the Company reports the potential dilutive impact of stock options in its diluted earnings per common share using the treasury-stock method.  Out-of-the-money stock options (i.e., the average stock price during the period is below the strike price of the stock option) are not included in diluted earnings per common share.

The Company has also issued shares of restricted stock under the 2006 Incentive Plan.  Holders of shares of restricted stock are entitled to all rights of a stockholder of the Company, including the right to vote the shares and receive any dividends or other distributions.  The shares are considered issued and outstanding on the date granted and are included in the basic earnings per share calculation.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock-Based Compensation

Stock Options

     Net income for the years ended December 31, 2012, 2011, and 2010 includes $3.1 million, $3.2 million, and $1.8 million ($2.0 million, $2.1 million, and $1.2 million after-tax), respectively, of stock-based compensation costs related to stock options which are primarily included in selling, general and administrative expenses in the consolidated statement of comprehensive income.  As of December 31, 2012, there was $0.6 million ($0.4 million after-tax) of total unrecognized compensation costs related to non-vested stock options that is expected to be recognized over a weighted-average period of 1.0 year.  Based on stock option grants as of December 31, 2012, share-based compensation expense for fiscal year 2013 is expected to be approximately $0.6 million ($0.4 million after tax).

The following table shows options granted and outstanding under the 2006 Long-Term Incentive Plan to the Company’s independent directors and employees for 2012:

Date of Option Grant(1)	Exercise Price on Grant Date	Options Granted and Outstanding as of December 31, 2012	Date of Vesting
January 1, 2012	$7.19	14,200	July 2, 2012(2)
April 1, 2012	$7.74	14,200	October 2, 2012(2)
June 21, 2012	$6.53	70,000	December 22, 2012(2)
		98,400

(1)  No stock options were granted to employees during 2012.
(2)  Options granted to directors vest in six months and one day.

There were 92,500 stock option exercises during 2012. A summary of option activity under the plans for years 2012, 2011 and 2010 is as follows (options in thousands):

	2012		2011		2010
	Number of Shares Underlying Options	Weighted Average Exercise Prices	Number of Shares Underlying Options	Weighted Average Exercise Prices	Number of Shares Underlying Options	Weighted Average Exercise Prices
Outstanding at beginning of year	2,776	$6.12	3,271	$5.86	1,232	$5.54
Granted	98	$6.80	60	$13.41	2,188	$5.93
Exercised	(92)	$4.46	(536)	$5.37	(100)	$3.39
Expired	―	―	―	―	―	―
Forfeited	(130)	$6.42	(19)	$5.33	(49)	$6.30
Outstanding at end of year	2,652	$6.19	2,776	$6.12	3,271	$5.86
Exercisable at end of year	2,206	$6.31	1,228	$6.51	822	$6.12

Weighted-average fair value of options granted		$3.76		$7.48		$3.39

	Aggregate Intrinsic Value
	2012	2011	2010
	(in thousands)
Options outstanding as of December 31	$2,045	$3,770	$7,877
Options exercisable as of December 31	$1,660	$1,716	$2,101
Options exercised during the year	$224	$4,365	$169

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table further describes the Company’s stock options outstanding as of December 31, 2012.

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding at 12/31/2012	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Prices	Number Exercisable at 12/31/2012	Weighted Average Exercise Prices
$2.22	to	$4.70	1,172,221	6.7	$4.41	910,886	$4.34
$4.71	to	$6.00	53,334	4.9	$5.37	51,333	$5.34
$6.01	to	$7.55	1,245,036	7.8	$6.99	1,061,701	$7.00
$7.56	to	$10.58	46,700	4.7	$8.67	46,700	$8.67
$10.59	to	$15.88	135,000	6.8	$13.63	135,000	$13.63
			2,652,291			2,205,620

	Year Ended December 31, 2012	Weighted Average Grant-Date Fair Value
Nonvested options as of January 1, 2012	1,547,932	$3.28
Granted	98,400	$3.76
Vested	(1,072,994)	$3.31
Forfeited	(126,667)	$3.71
Nonvested options as of December 31, 2012	446,671	$3.21

The fair value of the Company’s stock options is the estimated present value at grant date using the Black-Scholes option pricing model with the following weighted average assumptions for the year ended December 31, 2012, 2011, and 2010: expected dividend yield of 0%, 0%, and 0%; weighted-average volatility of 65.7%, 64.1%, and 61.63%; risk-free interest rate of 0.86%, 1.64%, and 2.29%; and an expected term of 5 to 6 years.  The expected dividend yield is based on the Company’s annual dividend payout at grant date. Expected volatility is based on the historical volatility of the Company’s stock for a period approximating the expected life. The risk-free interest rate is based on the U.S. treasury yield in effect at the time of grant and has a term equal to the expected life. The expected term of the options represents the period of time the options are expected to be outstanding.

Restricted Stock

The Company has issued shares of restricted stock under the 2006 Incentive Plan.  Shares of restricted stock generally vest on the third anniversary of the grant date.  Non-vested shares are generally forfeited upon the termination of employment.  Holders of shares of restricted stock are entitled to all rights of a stockholder of the Company, including the right to vote the shares and receive any dividends or other distributions.  The shares are considered issued and outstanding on the date granted and are included in the basic earnings per share calculation.

During 2012, the Company issued 225,000 shares of restricted stock.  The Company’s compensation expense related to restricted stock for the year ended December 31, 2012 was approximately $0.6 million ($0.4 million after tax), which is primarily reflected in selling, general and administrative expenses in the consolidated statement of comprehensive income.  As of December 31, 2012, there was approximately $2.3 million ($1.5 million after tax) of unrecognized compensation cost related to non-vested restricted shares that is expected to be recognized over a weighted-average period of 2.5 years.  Based on restricted stock issued as of December 31, 2012, share-based compensation expense for fiscal year 2013 is expected to be approximately $1.0 million ($0.7 million after tax).

The following table shows restricted stock issued and outstanding under the 2006 Long-Term Incentive Plan to the Company’s employees for the year ended December 31, 2012:

Date of Restricted Stock Award	Grant Date Fair Value	Restricted Stock Issued and Outstanding as of December 31, 2012	Date of Vesting
January 1, 2012	$7.19	25,000	January 1, 2015
December 4, 2012	$6.31	200,000	December 4, 2015
		225,000

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of the Company’s non-vested restricted stock activity is presented below.

	2012 (in shares)	Wgt. Avg. Grant Date Fair Value
Outstanding at beginning of year	205,698	$8.07
Granted	225,000	$6.41
Vested	―	―
Expired	―	―
Forfeited	(10,000)	$7.68
Outstanding at end of year	420,698	$7.19

The aggregate intrinsic value of the Company’s outstanding restricted stock at December 31, 2012 and 2011 was $2.6 million and $1.5 million, respectively.  None of the Company’s restricted shares outstanding at December 31, 2012 are expected to vest during the year 2013.

NOTE 17. HURRICANE LOSSES, INSURANCE RECOVERIES AND OTHER PROCEEDS

2008 Hurricane

In September 2008, Omega Protein’s Abbeville and Cameron, Louisiana fish processing facilities were damaged by Hurricane Ike.  For the year ended December 31, 2010, the Company recognized $0.2 million as “Other proceeds/gains resulting from natural disaster, net – 2008 storms” in the consolidated statement of comprehensive income which represented a grant received from the State of Louisiana.  The State of Louisiana provided grants as assistance to commercial fishing owners impacted by Hurricanes Gustav and Ike in 2008.

2005 Hurricanes

In August 2005, Omega Protein’s Moss Point, Mississippi fish processing facility and adjacent shipyard were severely damaged by Hurricane Katrina.  In September 2005, Omega Protein’s Cameron, Louisiana and the Abbeville, Louisiana fish processing facilities were also severely damaged by Hurricane Rita.

In August 2007, the Company filed a lawsuit in the District Court of Harris, Texas 295th Judicial District, against its prior insurance broker, Aon, who procured the Company’s property insurance policies for the 2005/2006 policy year, which were the subject of prior litigation as a result of claims relating to Hurricanes Rita and Katrina.  In June 2011, all outstanding claims related to the lawsuit were settled and the Company recorded $0.8 million, net of fees and expenses, as “Other proceeds/gains resulting from natural disaster, net – 2005 storms” in the consolidated statement of comprehensive income for the year ended December 31, 2011.  As a part of the final settlement, the Company released and waived all claims against Aon for all matters addressed in the litigation.

NOTE 18.  COMMITMENTS AND CONTINGENCIES

Operating Lease Payable

The Company has noncancellable operating leases, primarily for land and building, that expire over 1 to 7 years.

Future minimum payments under non-cancelable operating lease obligations for the five years ending December 31, 2017 and thereafter are as follows (in thousands):

2013	2014	2015	2016	2017	Thereafter
$2,387	$1,591	$847	$120	$108	$607

Rental expense for long-term operating leases was $2.4 million, $2.3 million and $2.5 million in 2012, 2011 and 2010, respectively.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Purchase Obligation

In May 2012, the Company entered into a contract to purchase 4 million gallons of renewable diesel oil (“RDO”) beginning in July 2012 through the 2013 fishing season.  The RDO will be utilized in one of the Company’s four fish processing plants.  The contract is priced at a discount to prevailing market prices of the BTU equivalent of Platts NY Harbor 2.2% Sulfur No.6 Oil as delivery is made throughout the fishing seasons.  As of December 31, 2012, approximately 2.7 million gallons are still committed under the contract.

InCon Contingency

In September 2011, the Company acquired all of the outstanding equity of InCon Processing, L.L.C., (“InCon”), a Delaware limited liability company, in a cash transaction pursuant to the terms of an equity purchase agreement.  The equity of InCon was indirectly held by four individuals (the “Sellers”), three of whom continue to be employed by InCon and share in the management of InCon’s business.  InCon is now a wholly owned subsidiary of the Company.

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

The annual earn-out payments, if any, will be estimated on a quarterly basis and paid subsequent to year end.  The Company will record the estimated contractual obligation as compensation expense during each year as it is deemed probable that such amount will be payable.  In addition, the earn-out payments are subject to certain reductions associated with future InCon capital expenditures and forfeitures based on termination of employment.  For the year ended December 31, 2012, the Company has not recorded an annual earn-out estimate.

Legal Contingencies

On May 18, 2011, the Company’s fishing vessel, F/V Sandy Point, was involved in a collision with a commercial cargo vessel, Eurus London. As a result of the collision, the Company’s vessel sank and three Company crew members died.  The Company has filed a limitation action under maritime law to limit its potential liability for the incident to $50,000, the value of the sunken vessel, in the U.S. District Court for the Southern District of Mississippi. Representatives of the three deceased crewmembers, as well as certain other crewmembers, filed lawsuits against the Company. The claims relating to the deceased crewmembers and all of the personal injury claims have been settled. The only remaining claim is that of the Eurus London for property damages to which the Company has responded with its own counterclaim. All claims arising from the incident have been or are expected to be covered by the Company’s insurance program, subject to customary deductibles, which are not expected to have a material adverse effect on the Company’s business, financial results or results of operations.

In conjunction with the sinking of the vessel, the Company recorded a net insurance receivable of approximately $5.9 million related primarily to costs expended salvaging the sunken vessel from the Mississippi ship channel and other claims and a net receivable of $1.8 million related to the insurance value of the vessel.  The $1.8 million receivable related to the vessel value was received in 2011. An additional $2.6 million related to the salvage of the vessel has been received from the Company’s primary insurance carrier, including $0.1 million in 2012.  As of December 31, 2012, the Company has an insurance receivable of approximately $3.4 million related to salvaging costs and other claims.

In March 2010, the Company was named as one of the defendants in a lawsuit filed in the Superior Court of the State of California, County of San Francisco, by Chris Manthey, Benson Chiles and Mateel Environmental Justice Foundation.  The plaintiffs allege that fish oil dietary supplements produced by the defendants do not have adequate warnings regarding possible exposure to polychlorinated biphenyls (PCBs) as required by Proposition 65 under California law, and request that the court grant injunctive relief and award monetary civil penalties.  The Company’s total fish oil supplement sales in the State of California since inception have been immaterial and the Company believes that its products comply fully with federal law promulgated by the U.S. Food & Drug Administration, standards of the European Commission and state law, including California.  In July 2012, the Company settled the lawsuit for $30,000 and the court approved the settlement in December 2012.

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

The U.S. Attorney’s Office for the Eastern District of Virginia subsequently reviewed both the results of the Coast Guard inspection and the EPA request for information.  As previously reported, in discussions with the Company, the U.S. Attorney’s Office has proposed a criminal plea disposition of the above matters that would involve a fine, community service contributions, and a probationary period for the Company. Based on the information presently known to the Company and the on-going status of its discussions with the U.S. Attorney’s Office, the Company currently estimates that the total fines and contributions related to a possible settlement will be approximately $7.5 million.  Based on this estimated amount and anticipated future associated legal fees, the Company has recorded an accrual for these matters as of December 31, 2012 of $7.7 million. Any settlement amount is not expected to be tax deductible. Discussions with the U.S. Attorney’s Office are continuing but there can be no assurance that any resolution will be achieved or that costs and payments made in connection with these matters will not exceed the amount of the accrual currently recorded or that the government will not also impose additional non-monetary remedies or penalties that could have a material adverse effect on the Company. There is also no assurance that any agreement the Company reaches with the U.S. Attorney’s Office would obtain the required court approval.

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

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

NOTE 19. RELATED PARTY TRANSACTIONS

In September 2011, the Company acquired all of the outstanding equity of InCon Processing, L.L.C., (“InCon”), a Delaware limited liability company, in a cash transaction pursuant to the terms of an equity purchase agreement.  The equity of InCon was indirectly held by four individuals (the “Sellers”), three of whom continue to be employed by InCon and share in the management of InCon’s business.  During the year ended December 31, 2012, the Company received a payment from the Sellers of $0.2 million to account for a final working capital adjustment in conjunction with the acquisition.

The Sellers own and operate privately held businesses with which InCon continues to provide toll distillation services and pilot plant runs, primarily InCon Process Systems and InCon Industries.  From the acquisition date on September 9, 2011 through December 31, 2011, InCon recorded revenue of $0.2 million from these related parties. During the year ended December 31, 2012, InCon recorded revenue of approximately $0.3 million from these related parties. Purchases from these same related parties were approximately $2,500 for the year ending December 31, 2012.

NOTE 20. INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

Segment Information

The Company operates and reports in two segments, animal nutrition and human nutrition.  These segments are managed separately and information on each segment is provided to the chief operating decision makers as they make decisions about the Company’s overall resource allocation and assess performance.  As the Company continues to see growth in the human nutrition segment, prior period segment information has been recast to reflect this information.

The animal nutrition segment is primarily comprised of the Company’s fishing related assets.  These assets produce fish meal, oil and solubles that are sold primarily to animal nutrition customers.  A portion of the Company’s fish oil is also partially refined and transferred at cost to the human nutrition segment where it is further refined and concentrated for sale to the human nutrition market.  The human nutrition segment is comprised of assets used to refine, concentrate, procure, market and sell product to human nutrition markets.

The tables below present information about reported segments for 2012, 2011 and 2010 (in thousands).

2012	Animal Nutrition	Human Nutrition	Unallocated		Total
Revenue (1)	$213,624	$22,015	$	―	$235,639
Cost of sales	176,588	16,995		―	193,583
Gross profit	37,036	5,020		―	42,056
Selling, general and administrative expenses (including research and development)	2,564	3,795		17,587	23,946
Charges related to U.S. Attorney investigation	7,990	―		―	7,990
Other (gains) and losses	(2,635)	129		―	(2,506)
Operating income	$29,117	$1,096		$(17,587)	$12,626
Depreciation and amortization	$15,859	$1,315		$825	$17,999
Identifiable assets	$266,307	$27,109		$1,880	$295,296
Capital expenditures	$22,991	$1,759		$495	$25,245

(1)	Excludes revenue from internal customers of $1.6 million for fish oil that was transferred from the animal nutrition segment to the human nutrition segment at cost.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2011	Animal Nutrition	Human Nutrition	Unallocated		Total
Revenue (2)	$236,489	$15,254	$	―	$251,743
Cost of sales	187,092	9,977		―	197,069
Gross profit	49,397	5,277		―	54,674
Selling, general and administrative expenses (including research and development)	2,804	3,286		18,548	24,638
Charges related to U.S. Attorney investigation	545	―		―	545
Other (gains) and losses	(24,869)	1		―	(24,868)
Operating income	$70,917	$1,990		$(18,548)	$54,359
Depreciation and amortization	$15,098	$648		$684	$16,430
Identifiable assets	$248,672	$27,048		$2,110	$277,830
Capital expenditures	$23,083	$566		$244	$23,893

(2)	Excludes revenue from internal customers of $0.4 million for fish oil that was transferred from the animal nutrition segment to the human nutrition segment at cost.

2010	Animal Nutrition	Human Nutrition		Unallocated		Total
Revenue (3)	$172,027		$1,767	$	―	$173,794
Cost of sales	123,659		950		―	124,609
Gross profit	48,368		817		―	49,185
Selling, general and administrative expenses (including research and development)	2,085		939		14,337	17,361
Other (gains) and losses	768		―		―	768
Operating income	$45,515		$(122)		$(14,337)	$31,056
Depreciation and amortization	$14,177		$22		$597	$14,796
Identifiable assets	$220,328		$14,032		$2,424	$236,784
Capital expenditures	$15,382	$	―		$217	$15,599

(3)	Excludes revenue from internal customers of $0.6 million for fish oil that was transferred from the animal nutrition segment to the human nutrition segment at cost.

A reconciliation of total segment operating income to total earnings from operations before income taxes for the years ended December 31, 2012, 2011, and 2010 is as follows (in thousands):

	Year ended December 31,
	2012	2011	2010
Operating income for reportable segments	$12,626	$54,359	$31,056
Interest income	32	43	38
Interest expense	(1,335)	(2,109)	(2,495)
Other expense, net	(365)	(408)	(360)
Income before income taxes	$10,958	$51,885	$28,239

Geographical and Other Information

The Company’s export sales were approximately $142 million, $165 million, and $88 million in 2012,  2011, and  2010, respectively.  Such sales were made primarily to Asian, European and Canadian markets.  In 2012, 2011 and 2010, sales to the Company’s top customer were approximately $43.5 million, $38.6 million and $21.4 million, respectively.  The top customer was Hong Kong Ruiboer for 2012, Pacific Tide Limited for 2011 and Nestle Purina for 2010. In addition, in 2011 a second customer, Hong Kong Ruiboer, also accounted for approximately $36.8 million of revenue.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table shows the geographical distribution of revenues (in thousands) based on location of customers:

	Years Ended December 31,
	2012		2011		2010
	Revenues	Percent	Revenues	Percent	Revenues	Percent
U.S.	$93,784	39.8%	$86,600	34.4%	$86,117	49.5%
Mexico	943	0.4	856	0.3	8,332	4.8
Europe	18,615	7.9	30,335	12.1	20,322	11.7
Canada	13,196	5.6	15,457	6.1	13,891	8.0
Asia (1)	104,152	44.2	114,316	45.4	41,660	24.0
South & Central America	4,713	2.0	4,003	1.6	3,472	2.0
Other	236	0.1	176	0.1	—	—
Total	$235,639	100.0%	$251,743	100.0%	$173,794	100.0%

(1)  Of this balance, China comprised approximately $89.5 million, $102.6 million and $28.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.

The following table sets forth the Company’s revenues by product (in millions) and the approximate percentage of total revenues represented thereby, for the indicated periods:

	Years Ended December 31,
	2012		2011		2010
	Revenues	Percent	Revenues	Percent	Revenues	Percent

Fish Meal	$160.7	68.2%	$175.5	69.8%	$119.2	68.7%
Fish Oil	27.6	11.7	39.6	15.7	34.3	19.7
Refined Fish Oil	17.8	7.6	15.6	6.2	13.1	7.5
Fish Solubles	4.8	2.0	4.8	1.9	5.4	3.1
Dietary Supplement Ingredients(1)	19.0	8.1	14.1	5.6	1.8	1.0
Other	5.7	2.4	2.1	0.8	―	―
Total	$235.6	100.0%	$251.7	100.0%	$173.8	100.0%

(1) Includes human grade fish oils.

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

The carrying amounts of cash and cash equivalents, accounts receivables, accounts payable, and accrued expenses approximate fair value because of the short maturity of these items.  For non-financial assets, such as goodwill, carrying values are compared to fair value on an annual basis as required by impairment standards and the carrying value is reduced when determined necessary as a result of impairment testing.  At December 31, 2012, the Company had no borrowings under its bank credit facility except for $3.1 million in letters of credit support obligations.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The carrying values and respective fair values of the Company’s long-term debt are presented below (in thousands).  The fair value of the Company’s long-term debt is estimated based on the quoted market prices available to the Company for issuance of similar debt with similar terms at year end 2012.

	Years Ended December 31,
	2012	2011
Long-term Debt (Level 2):
Carrying Value	$27,300	$30,294
Estimated Fair Value	$29,940	$33,381

The following tables set forth by level within the fair value hierarchy the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2012 and December 31, 2011.  As required by FASB ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	December 31, 2012
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Assets (Liabilities) at Fair Value
Assets (Liabilities) (in thousands)
Energy swap asset	$—	$134	$—	$134
Total Assets (Liabilities)	$—	$134	$—	$134

	December 31, 2011
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Assets (Liabilities) at Fair Value
Assets (Liabilities) (in thousands)
Energy swap liability	$—	$(647)	$—	$(647)
Interest rate swap liability	—	—	(103)	(103)
Total Assets (Liabilities)	$—	$(647)	$(103)	$(750)

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The following table provides a reconciliation of all assets and (liabilities) measured at fair value on a recurring basis which use Level 3 or significant unobservable inputs or significant value drivers for the years ended December 31, 2012 and 2011 (in thousands).  There have been no transfers between the hierarchy levels for the periods presented.  The interest rate swap agreements matured at the end of March 2012 and are no longer outstanding.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3 Inputs) Year Ended December 31,
	2012	2011
Beginning Balance	$(103)	$(721)
Net gain (loss) reclassified into interest expense related to interest rate swap transactions unrealized	—	(23)
Net change associated with current period interest rate swap transactions realized	103	641
Ending Balance	$—	$(103)

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

	Quarters Ended 2012
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
(in thousands, except per share amounts)
Revenues (1)	$41,088	$47,448	$83,970	$63,133
Gross profit (1)	8,892	6,847	13,398	12,919
Operating income (1) (4)	3,170	4,201	2,904	2,351
Net income (loss) (1) (4)	1,830	2,510	231	(508)
Earnings (loss) per share (2):
Basic	0.09	0.13	0.01	(0.03)
Diluted	0.09	0.13	0.01	(0.03)

	Quarters Ended 2011
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
(in thousands, except per share amounts)
Revenues (1)	$60,137	$46,317	$76,484	$68,805
Gross profit (1)	15,693	14,743	13,426	10,812
Operating income (1) (3) (5)	10,375	35,973	7,148	863
Net income (1) (5)	5,954	22,905	4,735	563
Earnings per share (2):
Basic	0.32	1.18	0.24	0.03
Diluted	0.30	1.14	0.24	0.03

(1)	Revenues, gross profit, operating income, and net income (loss) are rounded to thousands each quarter. Therefore, the sum of the quarterly amounts may not equal the annual amounts reported.

(2)
Earnings per share are computed independently for each quarter and the full year based upon respective average shares outstanding.  Therefore, the sum of the quarterly earnings per share amounts may not equal the annual amounts reported.

(3)
Operating income for the fourth quarter of 2011, as compared to the first three quarter of 2011, was adversely impacted by increased general and administrative expenses as well as an increased loss on disposal of assets.  The increase in general and administrative expenses is mainly attributable to increased employee compensation cost and legal expenses related to two separate contingencies.  The increase in loss on disposal of assets relates to the write off of the Company’s experimental catamaran style vessel which was written down to its net realizable value during the fourth quarter when it was decided that the vessel would not operate on a forward going basis.

(4)
Included in the quarter ended September 30, 2012 expense is a $4.1 million charge related to the U.S. Attorney investigation.  A similar additional charge of $3.6 million was recognized for the quarter ended December 31, 2012.  These charges were non-deductible for federal tax purposes.

(5)
Operating income for the quarter ending June 30, 2011 included $26.2 million of pre-tax final settlements with the Gulf Coast Claims Facility (GCCF) related to the 2010 Gulf of Mexico oil spill and $0.8 million of pre-tax settlements with the Company’s former insurance broker related to 2005 hurricane activity.

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

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 24.  SUBSEQUENT EVENT – ACQUISITION OF WISCONSIN SPECIALTY PROTEIN, LLC

On February 27, 2013, the Company purchased 100% of the equity interest in Wisconsin Specialty Protein, LLC, a Wisconsin limited liability company (“WSP”). WSP is a manufacturer of specialty whey protein products headquartered in Madison, Wisconsin.  The Company paid an aggregate cash purchase price for the equity of WSP of $26,500,000, plus $370,000 for certain reimbursable working capital expenditures and an estimated working capital adjustment, utilizing cash on hand. The purchase price is subject to a post-closing adjustment to account for differences between WSP’s estimated working capital and actual working capital as of the closing date. In connection with the transaction, $2,650,000 of the purchase price was deposited into an escrow account to secure the indemnification obligations of the sellers for 18 months under the merger agreement pursuant to which the Company acquired WSP.

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

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2012. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 based upon criteria in a report entitled “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment and those criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.  (See Item 8. Financial Statements and Supplementary Data.)

(c) Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    Other Information.

None.

OMEGA PROTEIN CORPORATION

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Pursuant to General Instruction G of Form 10-K, the information called for by Item 10 of Part III of Form 10-K is incorporated by reference to the information set forth in the Company’s definitive proxy statement relating to its 2013 Annual Meeting of Stockholders (the “2013 Proxy Statement”) to be filed pursuant to Regulation 14A under the Exchange Act, in response to Items 401, 405 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K under the Securities Act of 1933 and the Exchange Act (“Regulation S-K”). Reference is also made to the information appearing in Item 1 of Part I of this Annual Report on Form 10-K under the caption “Business and Properties—Executive Officers of the Registrant.”

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

Item 11.    Executive Compensation.

Pursuant to General Instruction G of Form 10-K, the information called for by Item 11 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2013 Proxy Statement in response to Items 402 and 407(e)(4) and (e)(5) of Regulation S-K.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Pursuant to General Instruction G of Form 10-K, the information called for by Item 12 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2013 Proxy Statement in response to Items 201(d) and 403 of Regulation S-K.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Pursuant to General Instruction G of Form 10-K, the information called for by Item 13 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2013 Proxy Statement in response to Items 404 and 407(a) of Regulation S-K.

Item 14.    Principal Accountant Fees and Services.

Pursuant to General Instruction G of Form 10-K, the information called for by Item 14 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2013 Proxy Statement in response to Item 9(e) of Schedule 14A.

OMEGA PROTEIN CORPORATION

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a) (1)   The Company’s consolidated financial statements listed below have been filed as part of this report:
Report of Independent Registered Public Accounting Firm
Consolidated balance sheets as of December 31, 2012 and 2011
Consolidated statements of comprehensive income for the years ended December 31, 2012, 2011 and 2010
Consolidated statements of cash flows for the years ended December 31, 2012, 2011 and 2010
Consolidated statements of stockholders’ equity for the years ended December 31, 2012, 2011 and 2010
Notes to consolidated financial statements

(a) (2)     Financial Statement Schedule

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Costs and Expenses		Deductions		Balance at End of Period

December 31, 2010:
Allowance for doubtful accounts (A)	$346,383	$98,000	(B)	$73,043		$371,340

December 31, 2011:
Allowance for doubtful accounts (A)	$371,340	$81,000	(C)	$159,279	(D)	$293,061

December 31, 2012:
Allowance for doubtful accounts (A)	$293,061	$48,000		$—		$341,061

(A)	Includes allowance for doubtful accounts receivable and insurance receivable.
(B)	During 2010, the acquisition of Cyvex added an additional $50,000 to the allowance for doubtful accounts.
(C)	During 2011, the acquisition of InCon added an additional $33,000 to the allowance for doubtful accounts.
(D)	During 2011, a fully reserved insurance receivable of $0.2 million was written off.

(a)	(3) Exhibits

2.1*
—Agreement and Plan of Merger between Marine Genetics, Inc. and Omega Protein Corporation (“Omega” or the “Company”) (Exhibit 2.1 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

3.1*	—Articles of Incorporation of Omega (Exhibit 3.1 to Omega Registration Statement on Form S-1[Registration No. 333-44967])

3.2*	—By-Laws of Omega (Exhibit 3.2 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

4.1*	—Form of Common Stock Certificate (Citizen) (Exhibit 4.1 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

4.2*	—Form of Common Stock Certificate (Non-Citizen) (Exhibit 4.2 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

4.3*
—Rights Agreement dated as of June 30, 2010 between Omega Protein Corporation and American Stock Transfer & Trust Company, LLC, as Rights Agent, which includes as Exhibit A the form of Certificate of Designations of Series A Junior Participating Preferred Stock setting forth the terms of the Preferred Stock, as Exhibit B the form of Rights Certificate and as Exhibit C the Summary of Rights to Purchase Preferred Stock. Pursuant to the Rights Agreement, Rights Certificates will not be mailed until after the Distribution Date (as defined in the Rights Agreement) (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on July 1, 2010).

10.1*†	—Form of Amended and Restated Indemnification Agreement for all Officers and Directors (Exhibit 10.1 to Omega Quarterly Report on Form 10-Q for quarter ended June 30, 2003)

10.2*†	—Omega Protein Corporation 2000 Long-Term Incentive Plan (Appendix A to Omega Proxy Statement on Schedule 14A dated May 3, 2000)

10.3*†	—Omega Protein Corporation 2006 Incentive Plan (Appendix A to Omega Proxy Statement on Schedule 14A dated April 26, 2006)

OMEGA PROTEIN CORPORATION

10.4*†	—Omega Protein Corporation Annual Incentive Compensation Plan dated April 8, 1998 (Exhibit 10.11 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)

10.5*†	—Omega Protein, Inc. Executive Medical Plan dated August 1993 (Exhibit 10.16 to Omega Annual Report on Form 10-K for the year ended December 31, 2002)

10.6*†	—Form of Insurance Policy Issuable under the Omega Protein Supplemental Executive Medical Reimbursement Plan (Exhibit 10.1 to Company Current Report on Form 8-K filed with the SEC on May 29, 2007).

10.7*	—Lease dated July 1, 1992 with Ardoin Limited Partnership (Exhibit 10.12 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

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

10.10*	—Commercial Lease Agreement dated January 1, 1971 with Purvis Theall and Ethlyn Cessac (Exhibit 10.15 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.11*	—Lease Agreement dated January 4, 1994 with the City of Abbeville, Louisiana (Exhibit 10.16 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.12*	—Lease Agreement between Beltway/290 Investors, L.P. and Omega Protein, Inc., dated as of March 22, 2006 (Exhibit 10.1 to Omega Current Report on Form 8-K filed March 28, 2006)

10.13*	—Lease Guaranty Agreement dated as of March 22, 2006 of Omega Protein Corporation (Exhibit 10.2 to Omega Current Report on Form 8-K filed March 28, 2006)

10.14*
—Lease Amendment and Option to Purchase, effective as of August 1, 2006, between Ivy and Dola Richard and Omega Protein, Inc. (Exhibit 10.1 to Omega Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)

10.15*	—United States Guaranteed Promissory Note dated March 31, 1993 in favor of Bear, Stearns Securities Corporation (Exhibit 10.20 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.16*
—Amendment to No. 1 to Promissory Note dated March 31, 1993 to the United States of America pursuant to the provisions of Title XI of the Marine Act of 1936 in favor of Bear, Stearns Securities Corporation (Exhibit 10.21 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.17*	—Amendment to No. 1 to First Preferred Ship Mortgage dated March 31, 1993 to the United States of America (Exhibit 10.22 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.18*	—Supplement No. 5 to First Preferred Fleet Mortgage dated March 31, 1993 in favor of Chemical Bank, as Trustee (Exhibit 10.23 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.19*	—Amendment No. 1 to Guaranty Deed of Trust dated March 31, 1993 for the benefit of the United States of America (Exhibit 10.24 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.20*	—Supplement No. 2 to Security Agreement dated March 31, 1993 in favor of the United States of America (Exhibit 10.25 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.21*
—Indemnity Agreement Regarding Hazardous Materials dated March 31, 1993 in favor of the United States of America (Exhibit 10.26 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.22*	—United States Guaranteed Promissory Note dated September 27, 1994 in favor of Sun Bank of Tampa Bay (Exhibit 10.27 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

OMEGA PROTEIN CORPORATION

10.23*
—Promissory Note to the United States of America dated September 27, 1994 pursuant to the provisions of Title XI of the Marine Act of 1936 in favor of Sun Bank of Tampa Bay (Exhibit 10.28 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.24*	—First Preferred Ship Mortgage dated September 27, 1994 to the United States of America (Exhibit 10.29 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.25*
—Collateral Mortgage and Collateral Assignment of Lease dated September 27, 1994 in favor of the United States of America (Exhibit 10.30 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.26*	—Collateral Mortgage Note dated September 27, 1994 in favor of the United States of America (Exhibit 10.31 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.27*	—Collateral Pledge Agreement dated September 27, 1994 in favor of the United States of America (Exhibit 10.32 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.28*	—Guaranty Agreement dated September 27, 1994 in favor of the United States of America (Exhibit 10.33 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.29*	—Title XI Financial Agreement dated September 27, 1994 with the United States of America (Exhibit 10.34 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.30*	—Security Agreement dated September 27, 1994 in favor of the United States of America (Exhibit 10.35 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.31*	—United States Guaranteed Promissory Note dated October 30, 1996 in favor of Coastal Securities (Exhibit 10.36 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.32*
—Promissory Note to the United States of America dated October 30, 1996, pursuant to the provisions of Title XI of the Marine Act of 1936, in favor of Coastal Securities (Exhibit 10.37 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.33*	—Guaranty Agreement dated October 30, 1996 in favor of the United States of America (Exhibit 10.38 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.34*	—Title XI Financial Agreement dated October 30, 1996 with the United States of America (Exhibit 10.39 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.35*
—Certification and Indemnification Agreement Regarding Environmental Matters dated October 30, 1996 in favor of the United States of America (Exhibit 10.40 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.36*	—Deed of Trust dated October 30, 1996 for the benefit of the United States of America (Exhibit 10.41 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.37*	—Deed of Trust dated December 20, 1999 for the benefit of the United States of America (Exhibit 10.45 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)

10.38*
—Promissory Notes to the United States of America dated December 20, 1999, pursuant to the provisions of Title XI of the Marine Act of 1936, in favor of Hibernia National Bank (Exhibit 10.46 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)

10.39*	—Security Agreement dated December 20, 1999 in favor of the United Stated of America (Exhibit 10.47 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)

10.40*	—Title XI Financial Agreement dated December 20, 1999 with the United States of America (Exhibit 10.48 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)

OMEGA PROTEIN CORPORATION

10.41*	—Guaranty Agreement dated December 20, 1999 in favor of the United States of America (Exhibit 10.49 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)

10.42*
—Certification and Indemnification Agreement Regarding Environmental Matters dated December 20, 1999 in favor of the United States of America (Exhibit 10.50 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)

10.43*	—Preferred Ship Mortgages dated December 20, 1999 in favor of the United States of America (Exhibit 10.51 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)

10.44*	—Deed of Trust dated October 19, 2001 for the benefit of the United States of America (Exhibit 10.52 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)

10.45*
—Promissory Note to the United States of America dated October 19, 2001, pursuant to the provisions of Title XI of the Marine Act of 1936, in favor of Hibernia National Bank (Exhibit 10.53 to Omega Annual Report on Form 10-K for year ended December 31, 2001)

10.46*	—Security Agreement dated October 19, 2001 in favor of the United States of America (Exhibit 10.54 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)

10.47*	—Title XI Financial Agreement dated October 19, 2001 with the United States of America (Exhibit 10.55 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)

10.48*	—Guaranty Agreement dated October 19, 2001 in favor of the United States of America (Exhibit 10.56 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)

10.49*
—Certification and Indemnification Agreement Regarding Environmental Matters dated October 19, 2001 in favor of the United States of America (Exhibit 10.57 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)

10.50*	—Preferred Ship Mortgages dated October 19, 2001 in favor of the United States of America (Exhibit 10.58 to Omega Annual Report on Form 10-K for the year ended December 31, 2001)

10.51*†	—Employment Agreement between Omega Protein Corporation and Bret Scholtes dated as of January 1, 2012 (Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on January 4, 2012).

10.52*†	—Employment Agreement between Omega Protein Corporation and Andrew Johannesen dated as of January 1, 2012 (Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on January 4, 2012).

10.53*†
—Amended and Restated Executive Employment Agreement dated as of December 31, 2007 between John D. Held and Omega Protein Corporation (Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on January 3, 2008).

10.54*†
—First Amendment to the Amended and Restated Executive Employment Agreement dated as of December 3, 2008, between John D. Held and Omega Protein Corporation (Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 8, 2008).

10.55*†	—Employment Agreement between Omega Protein Corporation and Dr. Mark Griffin dated as of January 1, 2012 (Exhibit 10.4 to the Company’s Form 8-K filed with the SEC on January 4, 2012).

10.56†*	—Form of Stock Option Agreement under the 1998 Long-Term Incentive Plan (Exhibit 10.66 to Omega Annual Report on Form 10-K for the year ended December 31, 2005)

10.57†*	—Form of Stock Option Agreement for Employees under the 2000 Long-Term Incentive Plan (Exhibit 10.67 to Omega Annual Report on Form 10-K for the year ended December 31, 2005)

10.58†*	—Form of Stock Option Agreement for Senior Management under the 2000 Long-Term Incentive Plan (Exhibit 10.68 to Omega Annual Report on Form 10-K for the year ended December 31, 2005)

10.59†*	—Form of Stock Option Agreement for Independent Directors under the 2000 Long-Term Incentive Plan (Exhibit 10.69 to Omega Annual Report on Form 10-K for the year ended December 31, 2005)

OMEGA PROTEIN CORPORATION

10.60†*	—Form of Stock Option Agreement dated June 7, 2006 for each Independent Director (Exhibit 10.1 to Omega Current Report on Form 8-K filed June 9, 2006)

10.61*	—Deed of Trust dated December 29, 2003 for the benefit of the United States of America (Exhibit 10.65 to Omega Annual Report on Form 10-K for year ended December 31, 2003)

10.62*	—Promissory Note to the United States of America dated December 29, 2003 (Exhibit 10.66 to Omega Annual Report on Form 10-K for year ended December 31, 2003)

10.63*	—Security Agreement dated December 29, 2003 in favor of the United States of America (Exhibit 10.67 to Omega Annual Report on Form 10-K for year ended December 31, 2003)

10.64*	—Title XI Financial Agreement dated December 29, 2003 with the United States of America (Exhibit 10.68 to Omega Protein Annual Report on Form 10-K for year ended December 31, 2003)

10.65*	—Guaranty Agreement dated December 29, 2003 in favor of the United States of America (Exhibit 10.69 to Omega Protein Annual Report on Form 10-K for year ended December 31, 2003)

10.66*
—Certification and Indemnification Agreement Regarding Environmental Matters dated December 29, 2003 in favor of the United States of America (Exhibit 10.70 to Omega Protein Annual Report on Form 10-K for year ended December 31, 2003)

10.67*	—Preferred Ship Mortgages dated December 29, 2003 in favor of the United States of America (Exhibit 10.71 to Omega Protein Annual Report on Form 10-K for year ended December 31, 2003)

10.68*	—Lease Agreement between BMC Software Texas, L.P. and Omega Protein Corporation dated as of August 18, 2005 (Exhibit 10.1 to Omega Protein Current Report on Form 8-K dated August 17, 2005)

10.69*	—First Amendment to Lease Agreement between BMC Software Texas, L.P. and Omega dated as of September 15, 2005 (Exhibit 10.1 to Omega Current Report on Form 8-K dated September 15, 2005)

10.70*	—Deed of Trust dated October 17, 2005 for the benefit of the United States of America (Exhibit 10.1 to Omega Current Report on Form 8-K dated October 17, 2005)

10.71*	—Promissory Note to the United States of America Dated October 17, 2005 (Exhibit 10.2 to Omega Current Report on Form 8-K dated October 17, 2005)

10.72*	—Security Agreement dated October 17, 2005 in favor of the United States of America (Exhibit 10.3 to Omega Current Report on Form 8-K dated October 17, 2005)

10.73*	—Title XI Financial Agreement dated October 17, 2005 with the United States of America (Exhibit 10.4 to Omega Current Report on Form 8-K dated October 17, 2005)

10.74*	—Guaranty Agreement dated October 17, 2005 in favor of the United States of America (Exhibit 10.5 to Omega Current Report on Form 8-K dated October 17, 2005)

10.75*
—Certification and Indemnification Agreement Regarding Environmental Matters dated October 17, 2005 in favor of the United States of America (Exhibit 10.6 to Omega Current Report on Form 8-K dated October 17, 2005)

10.76*	—Preferred Ship Mortgages dated October 17, 2005 in favor of the United States of America (Exhibit 10.7 to Omega Current Report on Form 8-K dated October 17, 2005)

10.77*
—Approval Letter dated as of December 1, 2005 and executed on December 6, 2005 by Omega Protein, Inc., the Company and United States Department of Commerce, Acting by National Oceanic and Atmospheric Administration, National Marine Fisheries Service (Exhibit 10.1 to Omega Current Report on Form 8-K dated December 6, 2005)

10.78*	—Deed of Trust dated March 6, 2007 for the benefit of the United States of America (Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2007).

OMEGA PROTEIN CORPORATION

10.79*	—Mortgage and Assignment of Leases dated March 7, 2007 in favor of the United States of America (Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2007).

10.80*	—Promissory Note to the United States of America dated March 7, 2007 (Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2007).

10.81*	—Security Agreement dated March 7, 2007 in favor of the United States of America (Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2007).

10.82*	—Title XI Financial Agreement dated March 7, 2007 with the United States of America (Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2007).

10.83*	—Guaranty Agreement dated March 7, 2007 in favor of the United States of America (Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2007).

10.84*
—Certification and Indemnification Agreement Regarding Environmental Matters dated March 7, 2007 in favor of the United States of America (Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2007).

10.85*	—Preferred Ship Mortgage dated March 7, 2007 in favor of the United States of America (Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2007).

10.86*
—Amended and Restated Loan Agreement dated as of March 21, 2012 by and among Omega Protein Corporation, Omega Protein, Inc., Wells Fargo Bank, National Association and JPMorgan Chase Bank, N.A.(Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 22, 2012).

10.87*
—Amended and Restated Revolving Credit Note dated as of March 21, 2012 executed by Omega Protein Corporation and Omega Protein, Inc. and made payable to Wells Fargo Bank, National Association (Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 22, 2012).

10.88*
—Revolving Credit Note dated as of March 21, 2012 executed by Omega Protein Corporation and Omega Protein, Inc. and made payable to JPMorgan Chase Bank, N.A. (Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 22, 2012).

10.89*
—Swingline Note dated as of March 21, 2012 executed by Omega Protein Corporation and Omega Protein, Inc. and made payable to Wells Fargo Bank, National Association (Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on March 22, 2012).

10.90*
—Amended and Restated Guaranty Agreement dated as of March 21, 2012 by Protein Finance Company, Omega Shipyard, Inc., Protein Industries, Inc., Cyvex Nutrition, Inc., and InCon Processing, L.L.C. in favor of Wells Fargo Bank, National Association (Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on March 22, 2012).

10.91*
—Amended and Restated Security and Pledge Agreement dated as of March 21, 2012 among Omega Protein Corporation, Omega Protein, Inc., Protein Finance Company, Omega Shipyard, Inc., Protein Industries, Inc., Cyvex Nutrition, Inc., and InCon Processing, L.L.C. and Wells Fargo Bank, National Association (Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on March 22, 2012).

10.92*
—Amended and Restated First Preferred Fleet Mortgage dated as of March 21, 2012 given by Omega Protein, Inc. to Wells Fargo Bank, National Association (Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on March 22, 2012).

10.93*
—Supplement No. 1 to Amended and Restated First Preferred Fleet Mortgage dated as of March 21, 2012 given by Omega Protein, Inc. to Wells Fargo Bank, National Association (Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on March 22, 2012).

10.94*
—Amended and Restated Assignment of Insurances dated as of March 21, 2012 Omega Protein Corporation and Omega Protein, Inc. to Wells Fargo Bank, National Association (Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on March 22, 2012).

OMEGA PROTEIN CORPORATION
10.95*
—Amended and Restated Aircraft Security Agreement dated as of March 21, 2012 among Omega Protein Corporation, Omega Protein, Inc. and Wells Fargo Bank, National Association (Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the SEC on March 22, 2012).

10.96*
—Supplement No. 1 to Amended and Restated Aircraft Security Agreement dated as of March 21, 2012 among Omega Protein Corporation, Omega Protein, Inc. and Wells Fargo Bank, National Association (Exhibit 10.11 to the Company’s Current Report on Form 8-K filed with the SEC on March 22, 2012).

10.97*
—Modification to Multiple Indebtedness Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated as of March 21, 2012 executed by Omega Protein, Inc., in favor of Wells Fargo Bank, National Association (St. Mary Parish, Louisiana) (Exhibit 10.12 to the Company’s Current Report on Form 8-K filed with the SEC on March 22, 2012).

10.98*
—Modification to Deed of Trust, Assignment of Lease and Rents, Security Agreement and Fixture Filing dated as of March 21, 2012 executed by Omega Protein, Inc. in favor of Victor N. Tekell, as Trustee, and Wells Fargo Bank, National Association (Jackson County, Mississippi) (Exhibit 10.13 to the Company’s Current Report on Form 8-K filed with the SEC on March 22, 2012).

10.99*
—Modification to Deed of Trust, Assignment of Lease and Rents, Security Agreement and Fixture Filing dated as of March 21, 2012 executed by Omega Protein, Inc. in favor of American Securities Company of Missouri, a Missouri corporation, as Trustee, and Wells Fargo Bank, National Association (City of St. Louis, Missouri) (Exhibit 10.14 to the Company’s Current Report on Form 8-K filed with the SEC on March 22, 2012).

10.100*
—Modification to Deed of Trust, Assignment of Lease and Rents, Security Agreement and Fixture Filing dated March 21, 2012 executed by Omega Protein, Inc. in favor of Richard Lowndes Burke and Jenny P. Jones, residents of Virginia, as Trustee, and Wells Fargo Bank, National Association (Northumberland County, Virginia) (Exhibit 10.15 to the Company’s Current Report on Form 8-K filed with the SEC on March 22, 2012).

10.101*
—Allonge to the Unsecured Promissory Note dated as of January 1, 2000, issued by Omega Protein, Inc. in favor of Protein Finance Company (Exhibit 10.16 to the Company’s Current Report on Form 8-K filed with the SEC on March 22, 2012).

10.102*
—First Amendment to Amended and Restated Loan Agreement dated as of May 21, 2012, among Omega Protein Corporation, Omega Protein, Inc., Wells Fargo Bank, National Association and JP Morgan Chase Bank, N.A. (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 23, 2012).

10.103*
—Approval Letter dated as of November 5, 2009 by Omega Protein, Inc., Omega Protein Corporation and United States Department of Commerce, acting by National Oceanic and Atmospheric Administration, National Marine Fisheries Service (Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on June 1, 2010).

10.104*	—Correction Deed of Trust made by Omega Protein, Inc. dated March 11, 2010 for the benefit of the United States of America (Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on June 1, 2010).

10.105*	—Corrected Promissory Note of Omega Protein, Inc. to the United States of America dated May 25, 2010 (Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on June 1, 2010).

10.106*	—Security Agreement dated March 9, 2010 between Omega Protein, Inc. and the United States of America (Exhibit 10.4 to the Company’s Form 8-K filed with the SEC on June 1, 2010).

10.107*
—Title XI Financial Agreement dated May 25, 2010 between Omega Protein, Inc., Omega Protein Corporation and the United States of America (Exhibit 10.5 to the Company’s Form 8-K filed with the SEC on June 1, 2010).

10.108*	—Guaranty Agreement dated May 25, 2010 of Omega Protein, Inc. in favor of the United States of America (Exhibit 10.6 to the Company’s Form 8-K filed with the SEC on June 1, 2010).

10.109*
—Certification and Indemnification Agreement Regarding Environmental Matters dated May 25, 2010 between Omega Protein, Inc. and the United States of America (Exhibit 10.7 to the Company’s Form 8-K filed with the SEC on June 1, 2010).

OMEGA PROTEIN CORPORATION

10.110*	—Preferred Ship Mortgage dated May 25, 2010 by Omega Protein, Inc., in favor of the United States of America (Exhibit 10.8 to the Company’s Form 8-K filed with the SEC on June 1, 2010).

10.111*	—Subordination Agreement dated March 11, 2010 between Wells Fargo Bank, N.A., and the United States of America (Exhibit 10.9 to the Company’s Form 8-K filed with the SEC on June 1, 2010).

10.112†*	—Form of Stock Option Agreement dated December 1, 2010 (Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on December 6, 2010).

10.113*	—Stock Purchase Agreement, dated as of December 16, 2010, by and between Omega Protein Corporation and Gilbert Gluck (Exhibit 10.17 to the Company’s Form 8-K filed with the SEC on December 10, 2010).

10.114†*
—Equity Purchase Agreement, dated as of September 9, 2011, by and among Omega Protein Corporation, InCon Processing, LLC, InCon International, Inc. and the shareholders of InCon International, Inc (Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on September 12, 2011).

10.115†*
—Form of Form of Restricted Stock Agreement dated as of December 12, 2011, between Omega Protein Corporation and each of Bret D. Scholtes, John D. Held, Andrew C. Johannesen, Dr. Mark E. Griffin, Matthew Phillips and Gregory Toups (Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on December 16, 2011).

10.116†*#	—Restricted Stock Agreement for Bret D. Scholtes dated as of January 1, 2012 (Exhibit 10.6 to the Company’s Form 8-K filed with the SEC on January 4, 2012).

10.117†*	—Non-Statutory Stock Option Agreement for Dr. Jonathan Shepherd dated as of January 1, 2012 (Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2012)

10.118†*	—Non-Statutory Stock Option Agreement for David W. Wehlmann dated April 1, 2012 (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 2, 2012).

10.119†*
—Form of Restricted Stock Agreement dated as of December 4, 2012, between Omega Protein Corporation and each of Bret D. Scholtes, John D. Held, Andrew C. Johannesen, Dr. Mark E. Griffin, Matthew Phillips and Gregory Toups (Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on December 7, 2012).

10.120†*	—Employment Agreement between Cyvex Nutrition, Inc. and Matthew Phillips dated as of January 1, 2013 (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2013).

10.121*
— Agreement and Plan of Merger dated as of February 27, 2013, by and between Omega Protein Corporation and Wisconsin Specialty Protein, LLC. (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 27, 2013)

10.122*
— Joinder Agreement and Consent and Waiver dated as of February 27, 2013, by and among Wisconsin Specialty Protein, LLC, Wells Fargo Bank, National Association, and JPMorgan Chase Bank, N.A. (Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 27, 2013)

10.123*
— Guaranty Agreement dated as of February 27, 2013 by Wisconsin Specialty Protein, LLC, in favor of Wells Fargo Bank, National Association. (Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 27, 2013)

10.124*
— Amendment to Amended and Restated Security and Pledge Agreement dated as of February 27, 2013 by and among Omega Protein Corporation, Omega Protein, Inc., Protein Finance Company, Omega International Marketing Company, Omega International Distribution Company, Omega Shipyard, Inc., Protein Industries, Inc., Cyvex Nutrition, Inc., InCon Processing, L.L.C.; Wisconsin Specialty Protein, LLC and Wells Fargo Bank, National Association. (Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on February 27, 2013)

21	—Schedule of Subsidiaries

23.1	—Consent of PricewaterhouseCoopers LLP

31.1	—Certification of Chief Executive Officer pursuant to Rule 13a-15(e)/Rule 15d-15(e)

OMEGA PROTEIN CORPORATION

31.2	—Certification of Chief Financial Officer pursuant to Rule 13a-15(e)/Rule 15d-15(e)

32.1	—Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	―Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

#101.INS	―XBRL Instance Document.

#101.SCH	―XBRL Taxonomy Extension Schema Document.

#101.PRE	―XBRL Taxonomy Presentation Linkbase Document.

#101.LAB	―XBRL Taxonomy Label Linkbase Document.

#101.CAL	―XBRL Taxonomy Calculation Linkbase Document.

#101.DEF	―XBRL Definition Linkbase Document.

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

OMEGA PROTEIN CORPORATION
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 5, 2013.

OMEGA PROTEIN CORPORATION
(Registrant)

By:	/s/ Andrew C. Johannesen
Andrew C. Johannesen
Executive Vice President and
Chief Financial Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Bret D. Scholtes or Andrew C. Johannesen, or either of them, his or her true and lawful attorney’s in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, any and all capacities, to sign his or her name to the Company’s Form 10-K for the year ended December 31, 2012 and any or all amendments, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bret D. Scholtes	President, Chief Executive Officer	March 5, 2013
Bret D. Scholtes	and Director

/s/ Andrew C. Johannesen	Executive Vice President and	March 5, 2013
Andrew C. Johannesen	Chief Financial Officer

/s/ Gregory P. Toups	Vice President and	March 5, 2013
Gregory P. Toups	Chief Accounting Officer

/s/ Gary R. Goodwin	Chairman of the Board	March 5, 2013
Gary R. Goodwin

/s/ Gary L. Allee	Director	March 5, 2013
Gary L. Allee

/s/ Paul M. Kearns	Director	March 5, 2013
Paul M. Kearns

/s/ William E. M. Lands	Director	March 5, 2013
William E. M. Lands

/s/ David A. Owen	Director	March 5, 2013
David A. Owen

/s/ Jonathan Shepherd	Director	March 5, 2013
Jonathan Shepherd

/s/ David W. Wehlmann	Director	March 5, 2013
David W. Wehlmann