Form 10-Q
period 2013-03-31
OMEGA PROTEIN CORP
filed 2013-05-07
CIK 1053650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[U]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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
Yes X   No       .

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Small reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
 Yes      No X .

Number of shares outstanding of the Registrant's Common Stock, par value $0.01 per share, on April 30, 2013:  19,916,318.

OMEGA PROTEIN CORPORATION

OMEGA PROTEIN CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
(Dollars in thousands)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements and Notes

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$35,565	$55,998
Receivables, net	19,797	17,267
Inventories	60,574	66,659
Deferred tax asset, net	678	1,165
Prepaid expenses and other current assets	2,217	3,430
Total current assets	118,831	144,519
Other assets, net	3,563	10,789
Property, plant and equipment, net	143,425	127,640
Goodwill	19,128	7,986
Other intangible assets, net	9,173	4,362
Total assets	$294,120	$295,296

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$3,040	$3,058
Current portion of capital lease obligation	241	268
Accounts payable	2,878	3,000
Accrued liabilities	22,943	31,741
Total current liabilities	29,102	38,067
Long-term debt, net of current maturities	23,483	24,242
Capital lease obligation, net of current portion	4,922	—
Deferred tax liability, net	15,942	15,794
Pension liabilities, net	9,471	9,826
Other long-term liabilities	1,787	1,764
Total liabilities	84,707	89,693
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 authorized shares; none issued	—	—
Common Stock, $0.01 par value; 80,000,000 authorized shares; 19,910,828 and 19,883,940 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	195	195
Capital in excess of par value	129,497	129,040
Retained earnings	89,137	86,292
Accumulated other comprehensive loss	(9,416)	(9,924)
Total stockholders’ equity	209,413	205,603
Total liabilities and stockholders’ equity	$294,120	$295,296

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OMEGA PROTEIN CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2013	2012
Revenues	$48,923	$41,088
Cost of sales	36,826	32,196
Gross profit	12,097	8,892

Selling, general, and administrative expense	6,443	5,285
Research and development expense	555	601
Charges related to U.S. Attorney investigation	—	233
Loss (gain) on disposal of assets	376	(397)
Operating income	4,723	3,170
Interest income	8	7
Interest expense	(392)	(396)
Other expense, net	(83)	(86)
Income before income taxes	4,256	2,695

Provision for income taxes	1,411	865
Net income	2,845	1,830

Other comprehensive income (loss):
Energy swap adjustment, net of tax expense of $139 and $394, respectively	257	731
Pension benefits adjustment, net of tax expense of $135 and $133, respectively	251	247
Comprehensive income	$3,353	$2,808

Basic earnings per share	$0.14	$0.09

Weighted average common shares outstanding	19,895	19,595

Diluted earnings per share	$0.14	$0.09

Weighted average common shares and potential common share equivalents outstanding	20,619	20,075

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OMEGA PROTEIN CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$2,845	$1,830
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,977	4,327
Loss (gain) on disposal of assets	376	(397)
Provisions for losses on receivables	12	12
Share based compensation	457	959
Deferred income taxes	497	547
Changes in assets and liabilities:
Receivables	(1,270)	(7,527)
Inventories	7,007	897
Prepaid expenses and other current assets	1,670	794
Other assets	6,971	532
Accounts payable	(858)	1,006
Accrued liabilities	(9,013)	1,199
Pension liability, net	(104)	(216)
Other long term liabilities	23	64
Net cash provided by operating activities	13,590	4,027
Cash flows from investing activities:
Proceeds from disposition of assets	60	493
Acquisition of InCon, purchase price adjustment	—	181
Acquisition of Wisconsin Specialty Protein, net of cash acquired	(26,779)	—
Capital expenditures	(6,376)	(8,316)
Net cash used in investing activities	(33,095)	(7,642)
Cash flows from financing activities:
Principal payments of long-term debt	(777)	(720)
Principal payments of capital lease obligation	(151)	(119)
Debt issuance costs	—	(330)
Proceeds from stock options exercised	—	47
Excess tax benefit of stock options exercised	—	12
Net cash used in financing activities	(928)	(1,110)
Net decrease in cash and cash equivalents	(20,433)	(4,725)
Cash and cash equivalents at beginning of year	55,998	51,391
Cash and cash equivalents at end of period	$35,565	$46,666

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OMEGA PROTEIN CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    SIGNIFICANT ACCOUNTING POLICIES
SUMMARY OF OPERATIONS AND BASIS OF PRESENTATION

Business Description

Omega Protein Corporation is a nutritional company that develops, produces and delivers healthy products throughout the world to improve the nutritional integrity of functional foods, dietary supplements and animal feeds.  The Company operates through two industry segments: animal nutrition and human nutrition.

The animal nutrition segment is comprised primarily of two subsidiaries: Omega Protein, Inc. (“Omega Protein”) and Omega Shipyard, Inc. (“Omega Shipyard”).  Omega Protein, the Company’s principal operating subsidiary, is the successor to a business conducted since 1913. Omega Protein produces and markets a variety of products produced from menhaden (a herring-like species of fish found in commercial quantities in the U.S. coastal waters of the Atlantic Ocean and Gulf of Mexico), including regular grade and value-added specialty fish meals, crude and refined fish oils and fish solubles.  Omega Protein’s fish meal products are primarily used as a protein ingredient in animal feed for swine, aquaculture and household pets.  Fish oil is utilized primarily for animal and aquaculture feeds, as well as additives to human food products and dietary supplements.  Omega Protein’s fish solubles are sold primarily to livestock feed manufacturers, aquaculture feed manufacturers and for use as an organic fertilizer. A portion of Omega Protein’s production is transferred to the human nutrition segment where it is further processed and sold.  Omega Shipyard owns and operates a drydock facility in Moss Point, Mississippi that is used to provide shoreside maintenance for Omega Protein’s fishing fleet and, subject to outside demand and excess capacity, occasionally for third-party vessels.

The human nutrition segment is comprised primarily of three subsidiaries: Cyvex Nutrition, Inc. (“Cyvex”), InCon Processing, L.L.C. (“InCon”) and Wisconsin Specialty Protein, L.L.C. (“WSP”). Cyvex was acquired by the Company in December 2010, is located in Irvine, California and participates in the nutraceutical industry as an ingredient provider.  InCon, acquired by the Company in September 2011, is located in Batavia, Illinois and is a specialty toll processor that utilizes molecular distillation technology to concentrate a variety of compound products, including Omega-3 fish oils. WSP, acquired by the Company on February 27, 2013, is a manufacturer and marketer of specialty whey protein products headquartered in Madison, Wisconsin and operates a production facility in Reedsburg, Wisconsin.  See Note 2 – Acquisition of Wisconsin Specialty Protein, L.L.C. for additional information related to the Company’s acquisition of WSP.

Basis of Presentation

These interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally provided have been omitted.  The interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012.  The year end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

In the opinion of management the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the Company’s consolidated financial position as of March 31, 2013, and the results of its operations for the three month periods ended March 31, 2013 and 2012 and its cash flows for the three month periods ended March 31, 2013 and 2012.  Operating results are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

OMEGA PROTEIN CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Certain amounts applicable to the prior periods have been reclassified to conform to the classifications currently followed.  Specifically, charges related to the U.S. Attorney investigation were reclassified from selling, general and administrative expenses to “Charges related to U.S. Attorney investigation” in the unaudited condensed consolidated statement of comprehensive income for the three months ended March 31, 2012. Such reclassifications do not affect current assets, net cash provided by operating activities, operating income, net income, earnings or stockholders’ equity.

The presentation of our unaudited condensed consolidated statements of comprehensive income for the three month period ended March 31, 2012 was revised to classify $1.4 million of shipping and handling related costs that were previously netted against revenue to cost of sales.  These revisions were not considered to be material, individually or in the aggregate, to previously issued financial statements. These revisions had no effect on the results of operations (net or comprehensive income), financial condition (stockholders’ equity), or cash flows in any period presented or in any previously issued financial statements.

Revenue Recognition

The Company derives revenue principally from the sales of a variety of protein and oil products derived from menhaden.  In addition and as a result of its recent acquisitions of Cyvex, InCon and WSP, the Company’s revenues also include sales of dietary supplement ingredients to the nutraceutical industry and whey protein products to the food and nutritional supplement industries.  The Company recognizes revenue for the sale of its products when price is established, collectability is reasonably assured, and title and rewards of ownership of its products are transferred to the customer.

Shipping and Handling

Amounts billed to customers associated with shipping and handling are included in revenues and the related costs are included in cost of sales. For the three months ended March 31, 2013 and 2012, $2.1 million and $1.4 million of shipping and handling costs are included in cost of sales, respectively.

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

Energy Swap Agreements

The Company does not enter into financial instruments for trading or speculative purposes.  Omega Protein enters into energy swap agreements to manage portions of its cash flow exposure related to the volatility of natural gas, diesel and fuel oil energy prices for its fish meal and fish oil production operations. The swaps effectively fix pricing for the quantities listed below during the consumption periods.

Energy swap balances at March 31, 2013:
Energy Swap	Consumption Period	Quantity	Price Per Unit	Energy Swap Asset/(Liability) as of March 31, 2013	Deferred Tax Asset/(Liability) as of March 31, 2013
Diesel - NYMEX Heating Oil Swap	May - November, 2013	2,060,139 Gallons	$2.89	$274,200	$(96,000)
Natural Gas - NYMEX Natural Gas Swap	April – October, 2013	450,300 MMBTUs	$3.88	92,900	(32,500)
Fuel Oil – No.6 1.0% NY-Platts Swap	May - November, 2013	676,200 Gallons	$2.26	72,200	(25,300)
				$439,300	$(153,800)

OMEGA PROTEIN CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Energy swap balances at December 31, 2012:

Energy Swap	Consumption Period	Quantity	Price Per Unit	Energy Swap Asset (Liability) as of December 31, 2012	Deferred Tax Asset (Liability) as of December 31, 2012
Diesel - NYMEX Heating Oil Swap	May - November, 2013	1,359,782 Gallons	$2.82	$244,800	$(53,800)
Natural Gas - NYMEX Natural Gas Swap	April – October, 2013	381,150 MMBTUs	$3.94	(149,600)	52,300
Fuel Oil – No.6 1.0% NY-Platts Swap	May - November, 2013	676,200 Gallons	$2.26	39,000	(13,600)
				$134,200	$(15,100)

As of March 31, 2013 and December 31, 2012, Omega Protein has included in prepaid expenses and other current assets $439,300 and $134,200, respectively, to recognize the fair value of energy swap derivatives, and has also recorded a deferred tax liability of $153,800 and $15,100, respectively, associated therewith. The effective portion of the change in fair value from inception to March 31, 2013 is recorded in “accumulated other comprehensive loss” in the Company’s consolidated financial statements.  The following table illustrates the changes recorded, net of tax, in accumulated other comprehensive loss resulting from the energy swap agreements.

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Balance at January 1,	$(28)	$420
Unrealized gain associated with current period swap transactions, net of tax	(257)	(731)
Balance at March 31,	$(285)	$(311)

The $0.3 million reported in accumulated other comprehensive loss as of March 31, 2013 will be reclassified to the unallocated inventory cost pool in the period when the energy consumption takes place.  The amount to be reclassified, net of taxes, during the next 12 months is expected to be approximately $0.3 million.

The aggregate fair value of derivative instruments in net asset positions as of March 31, 2013 and December 31, 2012 was $0.5 million and $0.3 million, respectively. These amounts represent the maximum exposure to loss at the reporting date as a result of all of the counterparties failing to perform as contracted. This exposure could be reduced by up to $0.1 million and $0.2 million, respectively, of liabilities included in master netting arrangements with those same counterparties.

As of March 31, 2013 (in thousands)	Gross Amounts of Recognized Assets	Gross Amounts offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet
Energy swap derivatives	$547	$108	$439

OMEGA PROTEIN CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

As of December 31, 2012 (in thousands)	Gross Amounts of Recognized Assets	Gross Amounts offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet
Energy swap derivatives	$295	$161	$134

If, at any time, the swaps are determined to be ineffective, in whole or in part, due to changes in the Company’s energy usage or underlying hedge agreements or assumptions, the fair value of the portion of the energy swaps determined to be ineffective will be recognized as a gain or loss in cost of sales for the applicable period.  For the three months ended March 31, 2013 and 2012, the Company recognized  a charge of $0.1 million and $0, respectively, to cost of sales resulting from transactions associated with the effectiveness of diesel energy swaps.  See Note 17 – Fair Value Disclosures for additional information.

Acquisitions, Goodwill and Other Intangible Assets

All of the Company’s goodwill and other intangible assets are the result of acquisitions in the human nutrition segment.  This segment is comprised of three reporting units, Cyvex, InCon and WSP.  On February 27, 2013, the Company purchased all of the equity interests in WSP.   In the third quarter of 2011 and the fourth quarter of 2010, the Company completed its acquisitions of InCon Processing, L.L.C., a Delaware limited liability company, and Cyvex Nutrition, Inc., a California corporation, respectively.  All three acquisitions were accounted for as cash transactions using the acquisition method of accounting. Accordingly, the Company has recorded goodwill and certain other identifiable intangible assets that are more fully explained in Note 2 – Acquisition of Wisconsin Specialty Protein L.L.C. and Note 8 – Goodwill and Other Intangible Assets.

Construction Contract

Omega Shipyard engaged in a single fixed price construction contract with a third party that was completed in the fourth quarter of 2012.  The contract provided for revenue to be billed as milestones were attained based on the total estimated construction cost.  The Company recognized revenue and expenses related to the contract on a percentage of completion basis based on a ratio of costs incurred to date bore to total projected costs.  During the three months ended March 31, 2012, Omega Shipyard recognized gross profit of $0.2 million on the construction contract.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss included in stockholders’ equity are as follows:

Changes in Accumulated Other Comprehensive Loss by Component (a)
For the Three Months Ended March 31, 2013 (in thousands)

	Gains and Losses On Cash Flow Hedges	Defined Benefit Pension Items	Total
Beginning balance December 31, 2012	$28	$(9,952)	$(9,924)
Other comprehensive income before reclassifications	257	—	257
Amounts reclassified from accumulated other comprehensive loss	—	251 (b)	251
Net current-period other comprehensive income	257	251	508
Ending balance March 31, 2013	$285	$(9,701)	$(9,416)
(a) All amounts are net of tax.  Amounts in parentheses indicate losses.
(b) These accumulated other comprehensive income components are included in the computation of net periodic pension costs as amortization of actuarial gains which are explained in more detail in Note 16 to the consolidated financial statements of the Company’s Form 10-K for the fiscal year ended December 31, 2012.

OMEGA PROTEIN CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Recently Issued Accounting Standards

On February 5, 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  The standard requires companies to present, either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. The standard is effective prospectively for public entities for fiscal years, and interim periods within those years, beginning after December 12, 2012, which corresponds to the Company’s first fiscal quarter beginning January 1, 2013.  The Company’s adoption of FASB ASU No. 2013-02, effective January 1, 2013, did not have an impact on the Company’s consolidated results of operations or financial position.

In January 2013, the FASB issued ASU No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.  The standard limits the scope of balance sheet offsetting disclosures, contained in the new guidance issue in December 2011 discussed below, to recognized derivative instruments, repurchase agreements and securities borrowing and lending transactions.  Effective for annual and interim periods beginning on or after January 1, 2013, the Company’s adoption of FASB ASU No. 2013-01 effective January 1, 2013 did not have an impact on the Company’s consolidated results of operations, financial position and related disclosures.

In July 2012, the FASB issued ASU No. 2012-02 regarding subsequent measurement guidance for long-lived intangibles. This guidance is meant to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. This guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, which corresponds to the Company’s first fiscal quarter beginning January 1, 2013. The Company’s adoption of FASB ASU No. 2012-02 effective January 1, 2013 did not have an impact on the Company’s consolidated results of operations, financial position and related disclosures.

In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities.  The standard requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.  The amendments in this update will enhance disclosures required by U.S. GAAP by requiring improved information about financial instruments and derivative instruments to help reconcile differences in the offsetting requirements under U.S. GAAP and International Financial Reporting Standards (IFRS).  The amendments are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.  The Company’s adoption of FASB ASU No. 2011-11 effective January 1, 2013 did not have an impact on the Company’s consolidated results of operations, financial position and related disclosures.

Stock-Based Compensation

Stock Options

The Company has a stock-based compensation plan, which is described in more detail in Note 16 to the consolidated financial statements of the Company’s Form 10-K for the fiscal year ended December 31, 2012.  The Company has issued non-qualified stock options under its stock incentive plans. The options generally vest in equal installments over three years and expire in ten years. Non-vested options are generally forfeited upon termination of employment.

 Net income for the three months ended March 31, 2013 and 2012 includes $0.2 million and $0.8 million ($0.1 million and $0.5 million after-tax), respectively, of stock-based compensation costs related to stock options which are primarily included in selling, general and administrative expenses in the unaudited condensed consolidated statement of comprehensive income. As of March 31, 2013 there was $0.4 million ($0.3 million after-tax) of total unrecognized compensation costs related to non-vested stock options that is expected to be recognized over a weighted-average period of 0.7 years, of which $0.4 million ($0.3 million after-tax) of total stock option compensation is expected to be recognized during the remainder of fiscal year 2013.

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

OMEGA PROTEIN CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

During the three month periods ended March 31, 2013 and 2012, the Company issued 25,000 shares of restricted stock for each period under the 2006 Incentive Plan.  The Company’s compensation expense related to restricted stock for the three months ended March 31, 2013 and 2012 was approximately $0.3 million and $0.2 million ($0.2 million and $0.1 million after tax), respectively, which is primarily reflected in selling, general and administrative expenses in the unaudited condensed consolidated statement of comprehensive income.  As of March 31, 2013, there was approximately $2.3 million ($1.5 million after tax) of unrecognized compensation cost related to non-vested restricted stock that is expected to be recognized over a weighted-average period of 2.3 years, of which $0.8 million ($0.5 million after-tax) of total restricted stock compensation is expected to be recognized during the remainder of fiscal year 2013.

NOTE 2.  ACQUISITION OF WISCONSIN SPECIALTY PROTEIN, L.L.C.

A. Description of the Transaction

On February 27, 2013, the Company acquired 100% of the outstanding equity interest of WSP, a Wisconsin limited liability company, in a cash transaction pursuant to the terms of an agreement and plan of merger.  WSP is now a wholly owned subsidiary of the Company.  WSP produces and markets a variety of value-added whey protein ingredients for the food and nutritional supplement industries, including organic and other specialty protein products, using processes applicable to a variety of nutritional dairy ingredients.  The Company believes the acquisition of WSP will enhance its presence in the specialty proteins markets and advance its goal of providing sustainable, value-added nutrition ingredients.  WSP will be included as part of the Company’s human nutrition segment.

B. Recording of Assets Acquired and Liabilities Assumed

At closing, the Company paid an aggregate cash purchase price for the equity of WSP of $26.5 million plus $0.7 million representing WSP’s estimated excess working capital on the closing date and reimbursable capital expenditures, utilizing cash on hand.  The working capital portion of the purchase price is subject to a post-closing adjustment to account for differences between estimated working capital and actual working capital of WSP as of the closing date.

The Company incurred approximately $0.8 million in pretax transaction costs directly related to the acquisition that were expensed and included in selling, general and administrative expenses in the unaudited condensed consolidated statement of comprehensive income for the three month period ended March 31, 2013.   The acquisition costs consisted primarily of legal, advisory, valuation, and other consulting fees.  The transaction has been accounted for using the acquisition method of accounting which requires, among other things, that most assets acquired and liabilities assumed from acquisitions be recognized at their fair values as of the acquisition date.  Any excess of the purchase price over the fair values of the net assets acquired are recorded as goodwill.  The following table summarizes the fair values of the WSP assets and acquired liabilities assumed.

Amounts recognized as of acquisition date
(in thousands)
Cash	$403
Other current assets, net including receivables, prepaid and inventory	2,618
Property, plant, and equipment, net	14,095
Identifiable intangible assets (a)	4,920
Liabilities assumed	(5,996)
Total identifiable net assets	16,040
Goodwill	11,142
Total consideration, prior to final working capital adjustment	$27,182

(a)	See Note 8 – Goodwill and Other Intangible Assets for weighted average lives.

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized.  Specifically, the goodwill recorded as part of the acquisition of WSP includes the following:

● the expected synergies and other benefits that the Company believes will result from combining the operations of WSP with the operations of the Company’s human nutrition segment, including Cyvex and InCon,
● any intangible assets that do not qualify for separate recognition, and
● the value of the going-concern element of WSP’s existing business (the higher rate of return on the assembled collection of net assets versus if the Company had acquired all of the net assets separately).

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

WSP’s results of operations are included in the Company’s unaudited condensed consolidated statement of comprehensive income beginning on February 27, 2013.  Revenues generated by WSP included in the unaudited condensed consolidated statement of comprehensive income from February 27, 2013 through March 31, 2013 were approximately $0.8 million.  Net loss, primarily the result of the one time inventory write-up to fair value associated with purchase price allocation, for the same period was approximately $20,000.

C. Unaudited Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of the Company and WSP on a pro forma basis, as though the companies had been combined as of January 1, 2012.  The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had actually taken place on January 1, 2012 and is not intended to be a projection of future results or trends.

	Revenue	Net income
	(in thousands)
2013 supplemental pro forma from January 1, 2013 – March 31, 2013	$50,991	$2,848
2012 supplemental pro forma from January 1, 2012 – March 31, 2012	$44,056	$2,110

NOTE 3. RECEIVABLES, NET

Receivables as of March 31, 2013 and December 31, 2012 are summarized as follows:

	March 31, 2013	December 31, 2012
	(in thousands)
Trade	$14,816	$11,513
Insurance	4,791	4,980
Income tax	546	871
Other	18	236
Total accounts receivable	20,171	17,600
Less allowance for doubtful accounts	(374)	(333)
Receivables, net	$19,797	$17,267

As of March 31, 2013, the insurance receivable includes approximately $3.1 million related to the salvage costs and other related claims incurred by the Company associated with the sinking of the F/V Sandy Point in May 2011.

NOTE 4. INVENTORY

The major classes of inventory as of March 31, 2013 and December 31, 2012 are summarized as follows:

	March 31, 2013	December 31, 2012
	(in thousands)
Fish meal	$8,073	$26,511
Fish oil	8,604	17,352
Fish solubles	389	1,391
Nutraceutical products	3,781	4,181
Whey protein products	815	—
Unallocated inventory cost pool (including off-season costs)	28,859	7,403
Other materials and supplies	10,053	9,821
Total inventory	$60,574	$66,659

OMEGA PROTEIN CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Inventory at March 31, 2013 and December 31, 2012 is stated at the lower of cost or market.  The elements of March 31, 2013 unallocated inventory cost pool include Omega Protein’s plant and vessel related labor, utilities, rent, repairs and depreciation, to be allocated to inventories produced through the 2013 fishing season.

NOTE 5.  PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of March 31, 2013 and December 31, 2012 are summarized below:

	March 31, 2013	December 31, 2012
	(in thousands)
Prepaid insurance	$1,214	$2,554
Selling expenses	110	436
Fair market value of energy swaps, current portion	439	134
Whey process filters	92	—
Leases	85	118
Guarantee fees	8	11
Other prepaids and expenses	269	177
Total prepaid expenses and other current assets	$2,217	$3,430

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

NOTE 6. OTHER ASSETS

Other assets as of March 31, 2013 and December 31, 2012 are summarized as follows:

	March 31, 2013	December 31, 2012
	(in thousands)
Fish nets, net of accumulated amortization of $1,573 and $1,243	$1,238	$1,432
Insurance receivable, net of allowance for doubtful accounts	1,558	8,572
Title XI debt issuance costs	294	302
Other debt issuance costs	368	391
Deposits and other	105	92
Total other assets, net	$3,563	$10,789

Amortization expense for fishing nets amounted to approximately $0.3 million for the three months ended March 31, 2013 and 2012.

As of March 31, 2013 and December 31, 2012, the insurance receivable of $1.6 million and $8.6 million, respectively, primarily relates to Jones Act claims for employees aboard its vessels.  This estimated amount is recorded gross of estimated claims which may be due to claimants and is included in accrued insurance liabilities.

The Company carries insurance for certain losses relating to its fishing unit’s vessels and Jones Act liability for employees aboard its vessels (collectively, “Vessel Claims Insurance”).  The typical Vessel Claims Insurance policy contains an annual aggregate deductible (“AAD”) for which Omega Protein remains responsible, while the insurance carrier is responsible for all applicable amounts which exceed the AAD.  It is Omega Protein’s policy to accrue current amounts due and record amounts paid out on each claim.  Once payments exceed the AAD, Omega Protein records an insurance receivable for a given policy year, net of allowance for doubtful accounts.  As of March 31, 2013 and December 31, 2012, there was no allowance for doubtful insurance receivable accounts.

OMEGA PROTEIN CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

NOTE 7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of March 31, 2013 and December 31, 2012 are summarized as follows:

	March 31, 2013	December 31, 2012
	(in thousands)

Land	$7,457	$7,229
Plant assets	161,965	148,451
Fishing vessels	101,940	103,754
Furniture and fixtures	7,561	7,225
Construction in progress	16,512	11,214
Total property and equipment	295,435	277,873
Less accumulated depreciation and impairment	(152,010)	(150,233)
Property, plant and equipment, net	$143,425	$127,640

Depreciation expense for the three months ended March 31, 2013 and 2012 was $4.5 million and $3.9 million, respectively.

The Company capitalizes interest as part of the acquisition cost of a qualifying asset.  Interest is capitalized only during the period of time required to complete and prepare the asset for its intended use.  For the three months ended March 31, 2013 and 2012, the Company capitalized interest of approximately $0.1 million and $0.2 million, respectively.

NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS

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

All of the Company’s goodwill and other intangible assets are the result of acquisitions in the human nutrition segment.

The following table summarizes the changes in the carrying amount of goodwill resulting from the Company’s acquisitions (in thousands):

	WSP	Cyvex	InCon	Total
January 1, 2013	$—	7,050	$936	$7,986
Acquisitions(1)	11,142	—	—	11,142
March 31, 2013	$11,142	7,050	$936	$19,128

(1) On February 27, 2013, the Company acquired WSP, and the allocation of the purchase price over the fair value of the tangible and intangible assets acquired resulted in $11.1 million of goodwill.

The Company’s intangible assets, other than goodwill, were as follows (dollars in thousands):

	March 31, 2013	December 31, 2012	Weighted Average Life (years)
Carrying value of intangible assets subject to amortization:
Customer relationships and non-competes, net	$5,820	$2,609	10
Total intangible assets subject to amortization, net	$5,820	$2,609
Indefinite life intangible assets – trade names/secrets and other	3,353	1,753
Total intangible assets, other than goodwill	$9,173	$4,362

OMEGA PROTEIN CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Amortization expense of the Company’s intangible assets for the three months ended March 31, 2013 and 2012 was approximately $0.1 million.  Estimated future amortization expense related to intangible assets is as follows (in thousands):

Remainder of 2013	$503
2014	663
2015	655
2016	654
Thereafter	3,345
Total estimated future amortization expense	$5,820

The Company’s goodwill and other intangible assets are more fully explained in Note 10 to the consolidated financial statements of the Company’s Form 10-K for the fiscal year ended December 31, 2012.

NOTE 9. NOTES PAYABLE AND LONG-TERM DEBT

At March 31, 2013 and December 31, 2012, the Company's long-term debt consisted of the following:

	March 31, 2013	December 31, 2012
	(in thousands)
U.S. government guaranteed obligations (Title XI loans) collateralized by a first lien on certain vessels and certain plant assets:
Amounts due in installments through 2025, interest from 5.7% to 7.6%	$26,462	$27,228

Amounts due in installments through 2014, interest at Eurodollar rates plus 0.5% (0.8% at March 31, 2013 and December 31, 2012)	61	72
Total debt	26,523	27,300
Less current maturities	(3,040)	(3,058)
Long-term debt	$23,483	$24,242

The Title XI loans are secured by liens on certain of the Company’s fishing vessels and mortgages on the Company’s Reedville, Virginia and Abbeville, Louisiana plants.

In June 2011, pursuant to the Title XI program, the United States Department of Commerce Fisheries Finance Program (the “FFP”) approved a financing application made by the Company in the amount of $10.0 million (the “Approval Letter”).  To date, the Company has not submitted any financing requests under the Approval Letter.  The Company is required to comply with customary National Marine Fisheries Service covenants as well as certain special covenants.  As of March 31, 2013, the Company had approximately $26.5 million of borrowings outstanding under Title XI and was in compliance with all of the covenants contained therein.

In March 2012, the Company entered into an Amended and Restated Loan Agreement (the “Loan Agreement”) with Wells Fargo Bank, National Association, as administrative agent (the “Agent”) for the lenders (currently Wells Fargo Bank, National Association and JP Morgan Chase Bank, N.A.) (collectively, the “Lenders”) pursuant to which the Lenders agreed to extend credit to the Company in the form of loans (each a “Loan” and collectively, the “Loans”) on a revolving basis of up to $60.0 million (the “Commitment”). The Commitment includes a sub-facility for swingline loans up to an amount not to exceed $5.0 million, a sub-facility for standby letters of credit up to an amount not to exceed $15.0 million and an accordion feature that allows the Company to increase the amount of the Commitment up to an additional $10.0 million, subject to the further commitments of the Lenders and other customary conditions precedent. The Loan Agreement amended and restated the Company’s existing senior secured credit facility with Wells Fargo Bank, National Association. On the Closing Date, no amounts were outstanding under the existing senior secured credit facility and approximately $3.3 million in letters of credit were issued primarily in support of the Company’s worker’s compensation insurance programs. The Company incurred $0.4 million in debt issuance costs associated with the Loan Agreement.

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

OMEGA PROTEIN CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

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

As of March 31, 2013, the Company was in compliance with all financial covenants under the Loan Agreement.

All Loans and all other obligations outstanding under the Loan Agreement are payable in full on March 21, 2017.  As of March 31, 2013 and December 31, 2012, the Company had no amounts outstanding under the $60 million Loan Agreement and approximately $3.9 million and $3.1 million, respectively, in letters of credit.  The Company has no off-balance sheet arrangements other than normal operating leases and standby letters of credit.

NOTE 10. CAPITAL LEASE OBLIGATIONS

On May 29, 2008 and July 10, 2008, Omega Protein entered into capital lease agreements to lease barges for a period of 5 years.  Following is a summary of future minimum payments under the capitalized lease agreements (in thousands):

Total remaining 2013 minimum lease payments	$131
Less amount representing interest	(3)
Present value of minimum payments	$128

On February 27, 2013, the Company acquired 100% of the outstanding equity interest of WSP, a Wisconsin limited liability company, in a cash transaction pursuant to the terms of an agreement and plan of merger.  WSP is now a wholly owned subsidiary of the Company.  The acquisition agreement included provisions for the Company to assume a capital lease agreement to lease real property.  The lease agreement matures on January 1, 2016. Following is a summary of the future minimum payments under the capitalized lease agreement (in thousands):

Remainder of 2013	$276
2014	369
2015	369
2016	4,681
Total minimum lease payments	5,695
Less amount representing interest	(660)
Present value of minimum payments	5,035
Less current portion of capital lease obligation	(113)
Long-term capital lease obligation	$4,922

OMEGA PROTEIN CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

As of March 31, 2013 and December 31, 2012, assets recorded under capital lease obligations are included in Property, Plant and Equipment, net as follows (in thousands):

	March 31, 2013	December 31, 2012
Land	$220	$—
Plant	5,480	—
Fishing vessels and marine equipment, at cost	2,076	2,076
Less accumulated depreciation	(2,013)	(1,886)
Property, plant and equipment, net	$5,763	$190

NOTE 11. ACCRUED LIABILITIES

Accrued liabilities as of March 31, 2013 and December 31, 2012 are summarized as follows:

	March 31, 2013	December 31, 2012
	(in thousands)
Insurance	$5,241	$12,307
Reserve for U.S. Attorney investigation	7,618	7,655
Salary and benefits	3,635	4,989
Trade creditors	5,428	3,914
Taxes, other than federal income tax	529	42
Deferred revenue	44	2,060
Contractual obligations	170	470
Accrued interest	210	225
Other	68	79
Total accrued liabilities	$22,943	$31,741

As of March 31, 2013 and December 31, 2012, deferred revenue was $44,000 and $2.1 million, respectively, representing payments received from international customers related to revenues which were not recognized until the subsequent period due to revenue recognition criteria.

See Note 12.  Commitments and Contingencies – Regulatory Matters for information on the U.S. Attorney’s Office investigation reserve.

NOTE 12.  COMMITMENTS AND CONTINGENCIES

Purchase Obligation

In May 2012, the Company entered into a contract to purchase 4 million gallons of renewable diesel oil (“RDO”) beginning in July 2012 through the 2013 fishing season.  The RDO will be utilized in one of the Company’s four fish processing plants.  The contract is priced at a discount to prevailing market prices of the BTU equivalent of Platts NY Harbor 2.2% Sulfur No.6 Oil as delivery is made throughout the fishing seasons.  As of March, 31, 2013, approximately 2.6 million gallons are still committed under the contract, subject to certain force majeure provisions.

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

In addition to the acquisition date cash purchase price, the Sellers may also earn additional amounts based on the annual earnings before interest, taxes, depreciation, and amortization (“EBITDA”) of InCon’s toll processing and specialty product business during calendar years 2012 through 2016.  The Company and the Sellers amended the earn-out terms on April 25, 2013 by lowering the earn-out by 35% of the original formula in 2013 and all future years.  The annual earn-out provisions (as amended) are determined based on a percentage of InCon’s EBITDA which percentage ranges from 3.25% of the first $3.0 million of EBITDA to 19.5% of EBITDA in excess of $12.0 million.

OMEGA PROTEIN CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The annual earn-out payments, if any, will be estimated on a quarterly basis and paid subsequent to year end.  The Company will record the estimated contractual obligation as compensation expense during each year as it is deemed probable that such amount will be payable.  In addition, the earn-out payments are subject to certain reductions associated with future InCon capital expenditures and forfeitures based on termination of employment.  For the three month periods ended March 31, 2013 and 2012, the Company has not recorded an annual earn-out estimate.

Legal Contingencies

On May 18, 2011, the Company’s fishing vessel, F/V Sandy Point, was involved in a collision with a commercial cargo vessel, Eurus London. As a result of the collision, the Company’s vessel sank and three Company crew members died.  The Company has filed a limitation action under maritime law to limit its potential liability for the incident to $50,000, the value of the sunken vessel, in the U.S. District Court for the Southern District of Mississippi. Representatives of the three deceased crewmembers, as well as certain other crewmembers, filed lawsuits against the Company. All claims in the matter have been settled. All claims arising from the incident have been or are expected to be covered by the Company’s insurance program, subject to customary deductibles, which are not expected to have a material adverse effect on the Company’s business, financial results or results of operations.

In conjunction with the sinking of the vessel, the Company recorded a net insurance receivable of approximately $5.9 million related primarily to costs expended salvaging the sunken vessel from the Mississippi ship channel and other claims and a net receivable of $1.8 million related to the insurance value of the vessel.  The $1.8 million receivable related to the vessel value was received in 2011. An additional $2.6 million related to the salvage of the vessel has been received from the Company’s primary insurance carrier, including $0.1 million in 2012.  As of March 31, 2013, the Company has an insurance receivable of approximately $3.1 million related to salvaging costs and other claims.

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

The U.S. Attorney’s Office for the Eastern District of Virginia subsequently reviewed both the results of the Coast Guard inspection and the EPA request for information.  As previously reported, in discussions with the Company, the U.S. Attorney’s Office has proposed a criminal plea disposition of the above matters that would involve a fine, community service contributions, and a probationary period for the Company. Based on the information presently known to the Company and the on-going status of its discussions with the U.S. Attorney’s Office, the Company currently estimates that the total fines and contributions related to a possible settlement will be approximately $7.5 million.  Based on this estimated amount and anticipated future associated legal fees, the Company has recorded an accrual for these matters as of March 31, 2013 of $7.6 million. Any settlement amount is not expected to be tax deductible. There can be no assurance that any resolution will be achieved or that costs and payments made in connection with these matters will not exceed the amount of the accrual currently recorded or that the government will not also impose additional non-monetary remedies or penalties that could have a material adverse effect on the Company. There is also no assurance that any agreement the Company reaches with the U.S. Attorney’s Office would obtain the required court approval.

OMEGA PROTEIN CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The Company had requested a waiver from the Coast Guard for its Gulf of Mexico fleet regarding the use of certain vessel equipment applicable to “ocean-going vessels” (as defined by Coast Guard regulations) that operate beyond the 12 nautical mile limit and in April 2013 the Coast Guard granted the Company a partial waiver for its 2013 fishing season only that allows the Company to travel, but not fish, outside 12 nautical miles of shore. If the Coast Guard does not extend the waiver in 2014, the Company will have to restrict its fishing operations to within 12 nautical miles of shore or install additional equipment on its vessels which will result in additional expense.

NOTE 13. RELATED PARTY TRANSACTIONS

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

The Sellers own and operate privately held businesses with which InCon continues to provide toll distillation services and pilot plant runs, primarily InCon Process Systems and InCon Industries. The services for these related party transactions are generally invoiced at prevailing market prices.  During the three month periods ending March 31, 2013 and 2012, InCon recorded revenue of approximately $200 and $5,000, respectively, from these related parties. Purchases from these same related parties were approximately $8,000 and $0, respectively, for the three month periods ending March 31, 2013 and 2012.

NOTE 14. RECONCILIATION OF BASIC AND DILUTED PER SHARE DATA (in thousands except per share date)

	Earnings (Numerator)	Shares (Denominator)	Per Share Data
Three Months Ended March 31, 2013
Net earnings	$2,845	―

Basic earnings per common share:
Earnings available to common shareholders	$2,845	19,895	$0.14

Effect of dilutive securities:
Stock options assumed exercised	―	724

Diluted earnings per common share:
Earnings available to common shareholders plus stock options assumed exercised	$2,845	20,619	$0.14

	Earnings (Numerator)	Shares (Denominator)	Per Share Data
Three Months Ended March 31, 2012
Net Earnings	$1,830	―

Basic earnings per common share:
Earnings available to common shareholders	$1,830	19,595	$0.09

Effect of dilutive securities:
Stock options assumed exercised	―	480

Diluted earnings per common share:
Earnings available to common shareholders plus stock options assumed exercised	$1,830	20,075	$0.09

OMEGA PROTEIN CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Options to purchase 168,000 shares of common stock at exercise prices ranging from $8.61 to $14.69 per share were outstanding during the three months ended March 31, 2013, but were not included in the computation of diluted earnings per share because the adjusted exercise prices of the options based upon the assumed proceeds were greater than the average market price of the shares during that period.

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

NOTE 15. COMPONENTS OF NET PERIODIC BENEFIT COST

	Three Months Ended March 31,
	2013		2012
	(in thousands)
Service cost	$	―	$	―
Interest cost		248		274
Expected return on plan assets		(253)		(326)
Amortization of prior service cost		―		―
Amortization of net loss		386		379
Net periodic pension cost		$381		$327

For the three months ended March 31, 2013 and 2012, the Company contributed approximately $0.3 million and $0.4 million, respectively, to the Company’s pension plan. The Company expects to make contributions of $1.4 million to the pension plan during the remainder of 2013.

In 2002, the Board of Directors authorized a plan to freeze the Company’s pension plan in accordance with ERISA rules and regulations so that new employees, after July 31, 2002, are not eligible to participate in the pension plan and further benefits no longer accrue for existing participants.

NOTE 16. INDUSTRY SEGMENTS

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

The animal nutrition segment is primarily comprised of the Company’s fishing related assets.  These assets produce fish meal, oil and solubles that are sold primarily to animal nutrition customers.  A portion of the Company’s fish oil is also partially refined and transferred at cost to the human nutrition segment where it is further refined and concentrated for sale to the human nutrition market.  The human nutrition segment is comprised of assets used to produce, procure, market and sell product to human nutrition markets.

The tables below present information about reported segments for the three months ended March 31, 2013 and 2012 (in thousands).

March 31, 2013	Animal Nutrition	Human Nutrition(1)	Unallocated		Total
Revenue (2)	$42,337	$6,586	$	―	$48,923
Cost of sales	31,094	5,732		―	36,826
Gross profit	11,243	854		―	12,097
Selling, general and administrative expenses (including research and development)	628	1,296		5,074	6,998
Other (gains) and losses	376	―		―	376
Operating income	$10,239	$(442)		$(5,074)	$4,723
Depreciation and amortization	$4,349	$438		$190	$4,977
Identifiable assets	$233,337	$59,016		$1,767	$294,120
Capital expenditures	$5,968	$289		$119	$6,376

OMEGA PROTEIN CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(1)  Includes revenues and related expenses for WSP from February 27, 2013 through March 31, 2013.

(2) Excludes revenue from internal customers of $0.6 million for fish oil that was transferred from the animal nutrition segment to the human nutrition segment at cost.

March 31, 2012	Animal Nutrition	Human Nutrition	Unallocated		Total
Revenue (3)	$34,239	$6,849	$	―	$41,088
Cost of sales	27,098	5,098		―	32,196
Gross profit	7,141	1,751		―	8,892
Selling, general and administrative expenses (including research and development)	722	994		4,170	5,886
Charges related to U.S. Attorney investigation	233	―		―	233
Other (gains) and losses	(397)	―		―	(397)
Operating income	$6,583	$757		$(4,170)	$3,170
Depreciation and amortization	$3,865	$319		$143	$4,327
Identifiable assets	$253,741	$28,344		$1,975	$284,060
Capital expenditures	$7,635	$641		$40	$8,316

(3) Excludes revenue from internal customers of $0.3 million for fish oil that was transferred from the animal nutrition segment to the human nutrition segment at cost.

A reconciliation of total segment operating income to total earnings from operations before income taxes for the three months ended March 31, 2013 and 2012 is as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Operating income for reportable segments	$4,723	$3,170
Interest income	8	7
Interest expense	(392)	(396)
Other expense, net	(83)	(86)
Income before income taxes	$4,256	$2,695

The following table sets forth the Company’s revenues by product (in millions) and the approximate percentage of total revenues represented thereby, for the indicated periods:

	Three Months Ended March 31,
	2013		2012
	Revenues	Percent	Revenues	Percent
Fish Meal	$27.4	56.0%	$21.8	53.1%
Fish Oil	7.9	16.2	6.5	15.8
Refined Fish Oil	5.5	11.2	4.1	10.0
Fish Solubles	1.5	3.1	1.0	2.4
Dietary Supplement and Food Ingredients and Products(1)	5.9	12.1	6.2	15.1
Other	0.7	1.4	1.5	3.6
Total	$48.9	100.0%	$41.1	100.0%

(1) Includes human grade fish oils.

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

At March 31, 2013, the Company had no borrowings under its bank credit facility and $3.9 million in letters of credit support obligations outstanding. The carrying values and respective fair values of the Company’s long-term debt are presented below (in thousands).  The fair value of the Company’s long-term debt is estimated based on the quoted market prices available to the Company for issuance of similar debt with similar terms at March 31, 2013 and December 31, 2012.

	March 31, 2013	December 31, 2012
Long-term Debt (Level 2):
Carrying Value	$26,523	$27,300
Estimated Fair Market Value	$28,939	$29,940

The following tables set forth by level within the fair value hierarchy the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2013 and December 31, 2012.  As required by FASB ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	March 31, 2013
	Fair Value Measurements Using			Assets (Liabilities) at
	Level 1	Level 2	Level 3	Fair Value
Assets (Liabilities) (in thousands)
Energy swap asset	$—	$439	$—	$439
Total Assets (Liabilities)	$—	$439	$—	$439

	December 31, 2012
	Fair Value Measurements Using			Assets (Liabilities) at
	Level 1	Level 2	Level 3	Fair Value
Assets (Liabilities) (in thousands)
Energy swap asset	$—	$134	$—	$134
Total Assets (Liabilities)	$—	$134	$—	$134

The following table provides a reconciliation of all assets and (liabilities) measured at fair value on a recurring basis which use Level 3 or significant unobservable inputs or significant value drivers for the three months ended March 31, 2013 and 2012 (in thousands).  There have been no transfers between the hierarchy levels for the periods presented. The interest rate swap agreements matured at the end of March 2012 and are no longer outstanding.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3 Inputs)
	2013	2012
Beginning Balance January 1,	$—	$(103)
Net gain (loss) reclassified into interest expense related to interest rate swap transactions unrealized	—	—
Net change associated with current period interest rate swap transactions realized	—	103
Ending Balance March 31,	$—	$—

OMEGA PROTEIN CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Company’s MD&A and Risk Factors contained in the Form 10-K for the fiscal year ended December 31, 2012 (the “2012 Form 10-K”), and in conjunction with the consolidated financial statements included in this report and in the 2012 Form 10-K.

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

General

Omega Protein Corporation is a nutritional company that develops, produces and delivers healthy products throughout the world to improve the nutritional integrity of functional foods, dietary supplements and animal feeds. As used herein, the term the “Company” refers to Omega Protein Corporation and its consolidated subsidiaries, as applicable. The Company’s principal executive offices are located at 2105 City West Boulevard, Suite 500, Houston, Texas 77042-2838 (Telephone: (713) 623-0060).

The Company operates through two primary industry segments: animal nutrition and human nutrition.  The animal nutrition segment is comprised primarily of two subsidiaries: Omega Protein, Inc. and Omega Shipyard, Inc.  Omega Protein, Inc. (“Omega Protein”), the Company’s principal operating subsidiary, is predominantly dedicated to the production of animal nutrition products and operates in the menhaden harvesting and processing business and is the successor to a business conducted since 1913. A portion of Omega Protein’s production is transferred to the human nutrition segment where it is further processed and sold. Omega Shipyard, Inc. (“Omega Shipyard”) owns and operates a drydock facility in Moss Point, Mississippi that is used to provide shoreside maintenance for Omega Protein’s fishing fleet and, subject to outside demand and excess capacity, occasionally for third-party vessels. The human nutrition segment is comprised primarily of three subsidiaries: Cyvex Nutrition, Inc., InCon Processing, L.L.C. and Wisconsin Specialty Protein, L.L.C. (“WSP”).  Cyvex Nutrition, Inc. (“Cyvex”) was acquired by the Company in December 2010, is located in Irvine, California and is an ingredient provider in the nutraceutical industry.  InCon Processing, L.L.C. (“InCon”), acquired by the Company in September 2011, is located in Batavia, Illinois and is a specialty toll processor that utilizes molecular distillation technology to concentrate a variety of compound products, including Omega-3 fish oils. WSP, acquired by the Company on February 27, 2013, is a manufacturer and marketer of specialty whey protein products headquartered in Madison, Wisconsin and operates a production facility in Reedsburg, Wisconsin.   For additional information related to the Company’s acquisition of WSP, see Note 2 – Acquisition of Wisconsin Specialty Protein, L.L.C. to the unaudited condensed consolidated financial statements.

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

OMEGA PROTEIN CORPORATION

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

On February 27, 2013, the Company purchased 100% of the equity interest in WSP. WSP produces a variety of value-added whey protein ingredients for the food and nutritional supplement industries, including organic and other specialty protein products, using processes applicable to a variety of nutritional dairy ingredients.  The Company believes that the acquisition of WSP will further leverage its human nutrition business through greater internal innovation, expanded distribution channels and additional strategic capital investment opportunities.

Company Overview

Certain amounts applicable to the prior periods have been reclassified to conform to the classifications currently followed.  Specifically, charges related to the U.S. Attorney investigation were reclassified from selling, general and administrative expenses to “Charges related to U.S. Attorney investigation” in the unaudited condensed consolidated statement of comprehensive income for the three months ended March 31, 2012. Such reclassifications do not affect current assets, net cash provided by operating activities, operating income, net income, earnings or stockholders’ equity.

The presentation of our unaudited condensed consolidated statements of comprehensive income for the three month period ended March 31, 2012 was revised to classify $1.4 million of shipping and handling related costs that were previously classified against revenue to cost of sales.  These revisions were not considered to be material, individually or in the aggregate, to previously issued financial statements. These revisions had no effect on the results of operations (net or comprehensive income), financial condition (stockholders’ equity), or cash flows in any period presented or in any previously issued financial statements.

Revenues Composition.  The following table sets forth Omega Protein’s revenues by product (in millions) and the approximate percentage of total revenues represented thereby, for the indicated periods:

	Three Months Ended March 31,
	2013		2012
	Revenues	Percent	Revenues	Percent
Fish Meal	$27.4	56.0%	$21.8	53.1%
Fish Oil	7.9	16.2	6.5	15.8
Refined Fish Oil	5.5	11.2	4.1	10.0
Fish Solubles	1.5	3.1	1.0	2.4
Dietary Supplement and Food Ingredients and Products	5.9	12.1	6.2	15.1
Other	0.7	1.4	1.5	3.6
Total	$48.9	100.0%	$41.1	100.0%

The following table sets forth Omega Protein’s revenues by geography (in millions) and the approximate percentage of total revenues represented thereby, for the indicated periods:

	Three Months Ended March 31,
	2013		2012
	Revenues	Percent	Revenues	Percent

Domestic Revenues	$27.1	55.4%	$23.8	57.9%
Export Revenues	21.8	44.6	17.3	42.1
Total	$48.9	100.0%	$41.1	100.0%

OMEGA PROTEIN CORPORATION

    Menhaden Fishing

2013 Fishing Information.  At March 31, 2013, Omega Protein owned a fleet of 40 vessels and 34 spotter aircraft for use in its fishing operations and also leased additional aircraft where necessary to facilitate operations. During the 2013 fishing season in the Gulf of Mexico, which runs from mid-April through October, Omega Protein plans to operate 24 fishing and carry vessels and 28 spotter aircraft. The fishing area in the Gulf is generally located along the Gulf Coast, with a concentration off the Louisiana and Mississippi coasts. The fishing season along the Atlantic coast will begin in late May and can extend into early December. During the 2013 season, Omega Protein plans to operate 7 fishing vessels and 7 leased spotter aircraft along the Mid-Atlantic coast, concentrated primarily in and around Virginia. The remaining fleet of fishing vessels and spotter aircraft are not routinely operated during the fishing season and are back-up to the active fleet, used for other transportation purposes, inactive or in the process of refurbishment in the Company’s shipyard.

The results of the 2013 fishing season will depend in large part on the volume of fish caught, and the oil and meal yields associated with the catch.  The Company’s 2012 fish oil yield results were the poorest in its recent history. For illustrative purposes, the Company’s oil yields for 2012 were lower by 20.4% compared to 2011 and were lower by 40.6% compared to the Company’s five year oil yield average. Total yields in 2012 decreased by 1.7% compared to those in 2011 and were lower by 8.7% compared to the Company’s five year total yield average, due primarily to the lower fish oil yields. The Company believes that fish oil yields are influenced by multiple factors, including but not limited to, fish diet, weather, water temperature, fish population and age of fish, but such possible relationships and inter-relationships are not generally well understood.  The impact of these poor oil yields has resulted in significantly higher per unit inventory cost and fewer volumes available for future sale. These higher unit costs and fewer volumes available for sale have adversely impacted financial results for the second, third and fourth quarters of 2012 and can be expected to adversely affect financial results through the second quarter of 2013.

Sales Contracts. Omega Protein sells a material portion of its products on up to a twelve-month forward contract basis with the balance sold on a spot basis through purchase orders.  Omega Protein’s sales contracts generally contain force majeure and other production allocation provisions.  Historically, fish meal and fish oil sold on a forward contract basis has fluctuated from year to year based upon perceived market availability and forward price expectations.   As of March 31, 2013, Omega Protein had sold forward on a contract basis approximately 68,000 short tons of fish meal and 15,000 metric tons of fish oil for 2013.  Of these 2013 forward sales, all of the fish meal sales and approximately half of the fish oil sales were contracted in 2012; the remainder of the fish oil sales were contracted in 2011.  As a basis of comparison, as of March 31, 2012, Omega Protein had sold forward on a contract basis approximately 57,000 short tons of fish meal and 34,000 metric tons of fish oil for 2012.

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

Customers and Marketing.    Most of Omega Protein’s marine protein products are sold directly to approximately 300 customers by Omega Protein’s agriproducts sales department, while a smaller amount is sold through independent sales agents and the Company’s human nutrition segment. Omega Protein’s animal nutrition segment product inventory was $17.1 million as of March 31, 2013 versus $45.3 million as of December 31, 2012.

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

The ASMFC also voted to allocate the new catch quota among the Atlantic states based on the share of menhaden landings over the same three year period.  As a result, Virginia is expected to receive approximately 85 percent of the quota, or between about 144,270 mt and 145,700 mt, to be split between the Company and the Virginia bait fishery.  These ASMFC mandated catch levels were subsequently implemented by the Virginia General Assembly in February 2013. The Company’s allowable catch for the next two years is expected to be between approximately 129,000 mt and 134,000 mt for each year, significantly below its five year average catch of 163,300 mt and its recent low harvest of 141,100 mt in 2008.  Based on the last five year average, 34% of the Company’s fish catch and 31% of its production of fish meal, oil and solubles comes from its Atlantic business.  It is possible that the implementation of these regulations could have a material adverse effect on the Company's business, financial results and results of operations.

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

OMEGA PROTEIN CORPORATION

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

The U.S. Attorney’s Office for the Eastern District of Virginia subsequently reviewed both the results of the Coast Guard inspection and the EPA request for information.  As previously reported, in discussions with the Company, the U.S. Attorney’s Office has proposed a criminal plea disposition of the above matters that would involve a fine, community service contributions, and a probationary period for the Company. Based on the information presently known to the Company and the on-going status of its discussions with the U.S. Attorney’s Office, the Company currently estimates that the total fines and contributions related to a possible settlement will be approximately $7.5 million.  Based on this estimated amount and anticipated future associated legal fees, the Company has recorded an accrual for these matters as of March 31, 2013 of $7.6 million. Any settlement amount is not expected to be tax deductible. There can be no assurance that any resolution will be achieved or that costs and payments made in connection with these matters will not exceed the amount of the accrual currently recorded or that the government will not also impose additional non-monetary remedies or penalties that could have a material adverse effect on the Company. There is also no assurance that any agreement the Company reaches with the U.S. Attorney’s Office would obtain the required court approval.

OMEGA PROTEIN CORPORATION

The Company had requested a waiver from the Coast Guard for its Gulf of Mexico fleet regarding the use of certain vessel equipment applicable to “ocean-going vessels” (as defined by Coast Guard regulations) that operate beyond the 12 nautical mile limit and in April 2013 the Coast Guard granted the Company a partial waiver for its 2013 fishing season only that allows the Company to travel, but not fish, outside 12 nautical miles of shore. If the Coast Guard does not extend the waiver in 2014, the Company will have to restrict its fishing operations to within 12 nautical miles of shore or install additional equipment on its vessels which will result in additional expense

The Company has made, and anticipates that it will make in the future, expenditures in the ordinary course of its business in connection with environmental matters. It is possible that environmental laws and regulations will require material expenditures or otherwise adversely affect the Company’s operations.

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

Dietary Supplement and Food Ingredients and Products

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

OMEGA PROTEIN CORPORATION

Products.  Cyvex markets and sells an extensive list of nutraceutical ingredients derived from fruit, vegetable and botanicals.  Cyvex’s products include the following signature ingredients, including:

▪	OmegaActiv™ is a concentrated form of refined fish oil which is manufactured as a dietary supplement ingredient;

▪	AvoVida®, Avocado/ Soy Unsaponifiables, for joint support;

▪	BioVinca®, Vinpocetine supports brain function;

▪	BioVin®, a GRAS (Generally Regarded as Safe) grape extract for cardiovascular support;

▪	Novusetin™, a mental acuity ingredient for use in dietary supplements;

▪	Euro Black Currant, a berry extract that provides anthocyanins with a high ORAC (Oxygen Radical Absorbance Capacity value);

▪	BroccoPhane®, a broccoli sprout concentrate containing sulforophane;

▪
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

On February 27, 2013, the Company purchased 100% of the equity interest in WSP. WSP is a dairy-based, specialty nutrition products company offering a variety of whey protein powders and dry blending capabilities. WSP produces a variety of value added whey protein ingredients for the food and nutritional supplement industries, including organic and other specialty protein products, using processes applicable to a variety of nutritional dairy ingredients. WSP has three main categories of whey protein powders:

‒	rBGH-Free: Growth hormone-free and gluten-free cow’s milk whey protein concentrate,

‒	Organic: USDA certified organic cow’s milk whey protein concentrate, and

‒	Goat: Gluten-free goat’s milk whey protein concentrate for those who cannot tolerate cow dairy products.

WSP’s products are offered in both bulk ingredient powder form (WPC 80) and in natural flavored powdered drink mix form under the tera’swhey® brand in the United States and internationally.

WSP sells WPC 80 and blends bulk ingredients globally through Cyvex and a third party broker. WSP’s bulk ingredient customers are leading nutritional and food and beverage companies worldwide.

WSP also manufactures, blends and sells protein powder meal replacement / supplements products under its tera’swhey® brand. WSP sells these products to retail customers primarily in the natural, specialty foods and specialty supplements channels. Its target market for these products is adults who seek a healthy lifestyle through minimally processed foods.

WSP also sells by-products from its process including lactose, cream and animal feed supplements.

WSP is headquartered in Madison, Wisconsin and operates a 20,000 square foot manufacturing facility in Reedsburg, Wisconsin.

OMEGA PROTEIN CORPORATION

Critical Accounting Policies and Estimates

The methods, estimates and judgments used in applying the Company’s critical accounting policies have a significant impact on the results reported in the Consolidated Financial Statements.  The SEC has defined the critical accounting policies as the ones that are most important to the portrayal of the Company’s financial condition and operating results, and requires the Company to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are highly uncertain at the time of estimation.  Based on this definition, the Company’s most critical policies include: valuation of inventory (Notes 1 and 6 in the Company’s Form 10-K for the fiscal year ended December 31, 2012 (the “2012 Form 10-K”)), valuation of losses related to Jones Act and worker’s compensation insurance claims (Note 1 in the Company’s 2012 Form 10-K), valuation of income and deferred taxes (Notes 1 and 14 in the Company’s 2012 Form 10-K) and the valuation of pension plan obligations (Notes 1 and 16 in the Company’s 2012 Form 10-K).

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

The Company also has other key accounting policies and accounting estimates relating to the allowance of doubtful accounts (Note 1 in the Company’s 2012 Form 10-K), goodwill and other intangible assets (Notes 1 and 10 in the Company’s 2012 Form 10-K), valuation of shares-based compensation (Note 16 in the Company’s 2012 Form 10-K) and interest rate and energy swap valuations (Notes 1 and 21 in the Company’s 2012 Form 10-K).  The Company believes that these key accounting policies and accounting estimates either do not generally require us to make estimates and judgments that are as difficult or as subjective as its critical accounting policies, or it is less likely that they would have a material impact on our reported results of operations for a given period.

For all financial statement periods presented, there have been no material modifications to the application of these critical accounting policies.

Results of Operations

The following discussion segregates the financial results of our two industry segments: animal nutrition and human nutrition. For a discussion of our segments, see Note 16 - Industry Segments to the unaudited condensed consolidated financial statements.

Interim Results for the First Quarters ended March 31, 2013 and March 31, 2012

Animal Nutrition

	Three Months Ended March 31,
	2013	2012	Increase (Decrease)
	(in millions)
Revenues	$42.3	$34.2	$8.1
Cost of sales	31.1	27.1	4.0
Gross profit	11.2	7.1	4.1

Selling, general and administrative expenses (including research and development)	0.6	0.7	(0.1)
Charges related to U.S. Attorney investigation	―	0.2	(0.2)
Other (gains) and losses	0.4	(0.4)	0.8
Operating income	$10.2	$6.6	$3.6

OMEGA PROTEIN CORPORATION

Revenues.    Animal nutrition related revenues increased $8.1 million, or 23.7%, from $34.2 million for the three months ended March 31, 2012 to $42.3 million for the three months ended March 31, 2013.  The increase in animal nutrition related revenues was primarily due to increased sales prices of 13.8% and 31.7% for the Company’s fish meal and fish oil, respectively, and increased sales volumes for the Company’s fish meal of 11.5%, partially offset by decreased sales volumes of 4.8% for the Company’s fish oil.  Considering fish meal, fish oil and fish solubles sales activities in total, the Company experienced approximately a $6.5 million increase in revenues due to the increase in sales prices and a $2.3 million increase in revenue caused by increased sales volumes, when comparing the three months ended March 31, 2013 and 2012.  The increase in fish meal sales prices for the three months ended March 31, 2013 is primarily due to sales made pursuant to contracts entered into during 2012 when fish meal prices were higher due to a decreased global supply of fish meal available for sale, particularly from South America, as compared to the three months ended March 31, 2012 which was primarily due to sales made pursuant to contracts entered into during 2011.  The increase in fish oil sales prices is due to a limited global supply and increased demand primarily from the aquaculture and human supplement industries.  The increase in fish meal sales volumes and the decrease in fish oil sales volumes for the three months ended March 31, 2013 are primarily due to the timing of contracts and reduced available inventory due to low fish oil yields.  Omega Shipyard’s third party revenues were $0.8 million for the three months ended March 31, 2012 due to a barge construction contract.  There were no shipyard third party revenues for the three months ended March 31, 2013.

Cost of sales.    Animal nutrition related cost of sales, including depreciation and amortization, for the three months ended March 31, 2013 was $31.1 million, an increase of $4.0 million, or 14.7%, as compared to the three months ended March 31, 2012. Cost of sales as a percentage of revenues was 73.4% for the three months ended March 31, 2013 as compared to 79.1% for the three months ended March 31, 2012.  The decrease in cost of sales as a percentage of revenues was primarily the result of increased revenue per unit of 16%, partially offset by increased cost per unit of sales of 8% during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.  The increase in revenue per unit is primarily due to fish meal and fish oil sales prices as discussed above in revenues.  The increase in cost per unit of sales during three months ended March 31, 2013 is primarily due to the increase in the 2012 inventory cost per unit as a result of decreased fish oil yields experienced in the 2012 fishing season.  The impact of these poor oil yields has resulted in higher per unit inventory cost and fewer volumes available for future sale, which can be expected to adversely impact financial results through the second quarter of 2013.  Omega Shipyard’s third party cost of sales was $0.6 million for the three months ended March 31, 2012.  There was no shipyard third party cost of sales for the three months ended March 31, 2013.

Gross profit.    Animal nutrition related gross profit increased $4.1 million, or 57.4%, from $7.1 million for the three months ended March 31, 2012 to $11.2 million for the three months ended March 31, 2013.  Gross profit as a percentage of revenue was 26.6% for the three months ended March 31, 2013 as compared to 20.9% for the three months ended March 31, 2012.  The increase in gross profit as a percentage of revenue was primarily due to the increase in revenue per unit as discussed above.  Omega Shipyard’s gross profit was $0.2 million for the three months ended March 31, 2012.

Selling, general and administrative expenses.    Animal nutrition related selling, general and administrative expenses decreased $0.1 million, or 13.0%, from $0.7 million for the three months ended March 31, 2012 to $0.6 million for the three months ended March 31, 2013.  The decrease in selling, general and administrative expenses is primarily due to reduced employee related compensation.

Charges related to U.S. Attorney investigation.    During the three months ended March 31, 2012, the Company recognized charges of $0.2 million, related to a previously disclosed ongoing investigation by the U.S. Attorney’s Office in the Eastern District of Virginia.  These charges relate to legal fees.  The Company did not recognize additional expenses related to this matter during the three months ended March 31, 2013.

Other (gains) and losses.    The Company recorded animal nutrition related losses for the three months ended March 31, 2013 of $0.4 million primarily relating to a $0.3 million reduction in an insurance receivable associated with the 2011 F/V Sandy Point incident.  The Company recorded a net gain on disposal of assets of $0.4 million for the three months ended March 31, 2012 primarily related to insurance proceeds for property that was damaged and inventory that was lost in 2011.

Human Nutrition

	Three Months Ended March 31,
	2013	2012	Increase (Decrease)
	(in millions)
Revenues	$6.6	$6.9	$(0.3)
Cost of sales	5.7	5.1	0.6
Gross profit	0.9	1.8	(0.9)

Selling, general and administrative expenses (including research and development)	1.3	1.0	0.3
Other (gains) and losses	―	―	―
Operating income	$(0.4)	$0.8	$(1.2)

OMEGA PROTEIN CORPORATION

Revenues.    Human nutrition related revenues decreased $0.3 million or 3.8% from $6.9 million during the three months ended March 31, 2012 to $6.6 million during the three months ended March 31, 2013.  Cyvex contributed $5.1 million of revenue during the three months ended March 31, 2013 as compared to $6.2 million for the three months ended March 31, 2012.  Cyvex’s decrease in revenue was due to reduced sales volume which was partially offset by a increase in OmegaActiv revenue.  InCon supplied $0.7 million of revenue during the three months ended March 31, 2013 and 2012.  WSP, acquired by the Company on February 27, 2013, contributed $0.8 million of revenue for the three months ended March 31, 2013.

Cost of sales.    Human nutrition related cost of sales, including depreciation and amortization, for the three months ended March 31, 2013 was $5.7 million, a $0.6 million increase or 12.4%, as compared to the three months ended March 31, 2012. Human nutrition related cost of sales as a percentage of revenue increased from 74.4% for the three months ended March 31, 2012 to 87.0% for the three months ended March 31, 2013.  The increase is the result of InCon cost of sales, which increased to $1.9 million for the three months ended March 31, 2013 from $1.3 million in the three months ended March 31, 2012 due to transition costs associated with the conversion of InCon’s plant for processing Omega Protein’s fish oil.  Cyvex’s cost of sales was $3.2 million during the three months ended March 31, 2013 as compared to $3.8 million in the three months ended March 31, 2012.  WSP’s cost of sales was $0.6 million for the three months ended March 31, 2013.  WSP’s cost of sales was negatively impacted by the one time inventory write-up to fair value that was made in conjunction with WSP being acquired by the Company in February 2013.

Gross profit.    Human nutrition related gross profit decreased $0.9 million, or 51.2% from $1.8 million for the three months ended March 31, 2012 to $0.9 million for the three months ended March 31, 2013.  Gross profit as a percentage of revenue was 13.0% for the three months ended March 31, 2013 as compared to 25.6% for the three months ended March 31, 2012.  The decrease in gross profit as a percentage of revenue was primarily due to the conversion of the InCon plant as described above.  In addition, gross profit as a percentage of revenue was negatively impacted by the one time inventory write-up to fair value that was made in conjunction with WSP being acquired by the Company in February 2013.

Selling, general and administrative expenses.    Human nutrition related selling, general and administrative expenses increased $0.3 million, or 30.3%, from $1.0 million for the three months ended March 31, 2012 to $1.3 million for the three months ended March 31, 2013.  The increase in selling, general and administrative expenses is primarily due to the acquisition of WSP on February 27, 2013.

Unallocated

	Three Months Ended March 31,
	2013	2012	Increase (Decrease)
	(in millions)
Selling, general and administrative expenses (including research and development)	$5.1	$4.2	$0.9
Operating income	$(5.1)	$(4.2)	$(0.9)

Selling, general and administrative expenses (including research and development).    Unallocated selling, general and administrative expenses increased $0.9 million, or 21.7%, from $4.2 million for the three months ended March 31, 2012 to $5.1 million for the three months ended March 31, 2013.  The increase in selling, general and administrative expenses is primarily due to professional expenses including costs related to the acquisition of WSP on February 27, 2013, partially offset by decreased incentive compensation recognized during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.

Other non-segmented results of operation

Interest income.  Interest income increased by $1,000 from $7,000 for the three months ended March 31, 2012 to $8,000 for the three months ended March 31, 2013.

OMEGA PROTEIN CORPORATION

Interest expense.    Interest expense was $0.4 million for the three months ended March 31, 2013 and March 31, 2012.  Capitalized interest, which offsets interest expense, was $0.1 million and $0.2 million for the three months ended March 31, 2013 and March 31, 2012, respectively.

Other expense, net.    Other expense, net was $0.1 million for the three months ended March 31, 2013 and March 31, 2012.

Provision for income taxes.    The Company recorded a $1.4 million provision for income taxes for the three months ended March 31, 2013 representing an effective tax rate of 33.2% for income taxes compared to 32.1% for the three months ended March 31, 2012.  The statutory tax rate of 35% for U.S. federal taxes was in effect for the three month periods ended March 31, 2013 and 2012.

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

Liquidity and Capital Resources

Historically, the Company’s primary sources of liquidity and capital resources have been cash flows from operations, bank credit facilities and term loans from various lenders provided pursuant to the U.S. Maritime Administration’s Fisheries Finance Program (“FFP”), which is offered through National Marine Fisheries Services (“NMFS”) under Title XI of the Marine Act of 1936 (“Title XI”).  These sources of cash flows have been used for operations, capital expenditures, payment of long-term debt, the acquisitions of Cyvex, InCon and WSP, purchases of fish meal and fish oil and the purchase and retirement of shares of the Company’s common stock in 2006.

At March 31, 2013, the Company had an unrestricted cash balance of $35.6 million, a decrease of $20.4 million from December 31, 2012.  This decrease was primarily due to the acquisition of WSP, expenditures made in preparation for the upcoming 2013 fishing season, capital spending and debt payments, and was partially offset by the sale of inventory.  Omega Protein’s annual revenues and its resulting liquidity are highly dependent on annual fish catch, production yields, selling prices for its products and inventories available for sale.  Omega Protein’s average selling prices for its animal nutrition ingredients for three months ended March 31, 2013 were 15.5% higher than its average selling prices for the year ended December 31, 2012.  Additionally, Omega Protein’s animal nutrition business experienced a 3.1% higher per unit cost of sales during the three months ended March 31, 2013 as compared to the year ended December 31, 2012.

The aggregate amount of the Company’s outstanding indebtedness as of March 31, 2013 was approximately $26.5 million compared to approximately $27.3 million as of December 31, 2012.  The Company has a moderately leveraged financial structure which could limit its financial flexibility.  In particular, the Company will be required to use a portion of its cash flows to pay principal and interest on its debt, which will reduce the amount of money the Company has for operations, capital expenditures, expansion, acquisitions or general corporate or other business activities.  In addition, the covenants contained in the Company’s debt agreements limit its ability to borrow money in the future for acquisitions, capital expenditures or to meet the Company’s operating expenses or other general corporate obligations. See “Risk Factors - The Company has a moderate amount of indebtedness, which may adversely affect its ability to operate its business, remain in compliance with debt covenants and make payments on its debt” in the Company’s 2012 Form 10-K.

The Company has or had contracted through energy swap derivatives for approximately 53% of its estimated 2013 energy use as of March 31, 2013.

Source of Capital: Operations

Net cash flow provided by operating activities increased from approximately $4.0 million for the three months ended March 31, 2012 to $13.6 million for the three months ended March 31, 2013.  The increase in operating cash flow is primarily attributable to changes in working capital along with increased revenue associated with increased sales prices and volumes.

OMEGA PROTEIN CORPORATION

Source of Capital: Debt

Net financing activities used cash of $0.9 million and $1.1 million during the three month periods ended March 31, 2013 and 2012, respectively.  The three month period ended March 31, 2013 included $0.9 million in debt and capital lease principal payments.  The three month period ended March 31, 2012 included $0.8 million in debt and capital lease principal payments and $0.3 million of debt issuance costs.

In June 2011, pursuant to the Title XI program, the United States Department of Commerce Fisheries Finance Program (the “FFP”) approved a financing application made by the Company in the amount of $10.0 million (the “Approval Letter”).  To date, the Company has not submitted any financing requests under the Approval Letter which expires on June 20, 2016.  As of March 31, 2013, the Company had approximately $26.5 million of borrowings outstanding under Title XI and was in compliance with all of the covenants contained therein.

In March 2012, the Company entered into an Amended and Restated Loan Agreement (the “Loan Agreement”) with Wells Fargo Bank, National Association, as administrative agent (the “Agent”) for the lenders (currently Wells Fargo Bank, National Association and JP Morgan Chase Bank, N.A.) (collectively, the “Lenders”) pursuant to which the Lenders agreed to extend credit to the Company in the form of loans (each a “Loan” and collectively, the “Loans”) on a revolving basis of up to $60.0 million (the “Commitment”). The Commitment includes a sub-facility for swingline loans up to an amount not to exceed $5.0 million, a sub-facility for standby letters of credit up to an amount not to exceed $15.0 million and an accordion feature that allows the Company to increase the amount of the Commitment up to an additional $10.0 million, subject to the further commitments of the Lenders and other customary conditions precedent. The Loan Agreement amended and restated the Company’s existing senior secured credit facility with Wells Fargo Bank, National Association. On the Closing Date, no amounts were outstanding under the existing senior secured credit facility and approximately $3.3 million in letters of credit were issued primarily in support of the Company’s worker’s compensation insurance programs.  The Company recognized $0.4 million in deferred debt issuance costs associated with the Loan Agreement.

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

OMEGA PROTEIN CORPORATION

As of March 31, 2013 and December 31, 2012, the Company was in compliance with all financial covenants under its bank loan agreement and expects to be in compliance during the next twelve months.  The Company has no off-balance sheet arrangements other than normal operating leases and standby letters of credit.

Use of Capital: Operations

Net investing activities, without acquisition activities, used cash of $6.3 million and $7.6 million for the three month periods ended March 31, 2013 and 2012, respectively.  The Company’s investing activities consist mainly of acquisition costs and capital expenditures for equipment purchases, replacements, vessel refurbishments, and fish oil refining processes.  The Company made capital expenditures of approximately $6.4 million and $8.3 million, for the three month periods ended March 31, 2013 and 2012, respectively.  The Company anticipates making an additional $14 million to $17 million in capital expenditures during the remainder of 2013, excluding capitalized interest, primarily for the construction and refurbishment of vessels and plant assets and for the repair of certain equipment.  Additional investment opportunities or requirements may arise during the year, which could cause capital expenditures to exceed this range.

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

On February 27, 2013, the Company acquired all of the outstanding equity of WSP, a Wisconsin limited liability company, in a cash transaction pursuant to the terms of an agreement and plan of merger.  WSP is now a wholly owned subsidiary of the Company.   At closing, the Company paid a aggregate cash purchase price for the equity of WSP of $26.5 million plus $0.7 million representing WSP’s estimated excess working capital on the closing date and reimbursable capital expenditures, utilizing cash on hand.  The working capital portion of the purchase price is subject to a post-closing adjustment to account for differences between estimated working capital and actual working capital of WSP as of the closing date.

Use of Capital: Contractual Obligations

The following tables aggregate information about the Company’s contractual cash obligations and other commercial commitments (in thousands) as of March 31, 2013:

	Payments Due by Period

Contractual Cash Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years

Long-term debt	$26,523	$3,040	$5,684	$5,626	$12,173
Capital lease obligations	5,163	241	4,922	—	—
Interest on long-term debt and capital lease obligations (1)	8,817	1,852	3,024	1,901	2,040
Operating lease obligations	5,132	2,426	1,881	223	602
Pension Funding (2)	9,435	1,858	3,487	2,235	1,855
Total Contractual Cash Obligations	$55,070	$9,417	$18,998	$9,985	$16,670

(1)
Consists primarily of contractual interest payments for U.S. government guaranteed obligations (Title XI loans) due in installments through 2025 at interest rates from 5.7% to 7.6%, interest payments related to capital lease agreements to lease two barges through 2013 and interest payments related to a capital lease agreement to lease real property through January 2016

OMEGA PROTEIN CORPORATION

(2)	Represents estimated future funding requirements based on the expected return on plan assets, benefit payments and assumptions regarding discount rates

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk associated with diesel, fuel oil and natural gas.  To partially mitigate this risk, the Company has forward purchased a portion of its expected diesel, fuel oil and natural gas usage for 2013.  The Company is currently exposed to market risk associated with increases in natural gas, fuel oil, and diesel prices related to the portion not covered by swaps for 2013.

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

In conjunction with the sinking of the vessel, the Company recorded a net insurance receivable of approximately $5.9 million related primarily to costs expended salvaging the sunken vessel from the Mississippi ship channel and other claims and a net receivable of $1.8 million related to the insurance value of the vessel.  The $1.8 million receivable related to the vessel value was received in 2011. An additional $2.6 million related to the salvage of the vessel has been received from the Company’s primary insurance carrier, including $0.1 million in 2012.  As of March 31, 2013, the Company has an insurance receivable of approximately $3.1 million related to salvaging costs and other claims.

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

The U.S. Attorney’s Office for the Eastern District of Virginia subsequently reviewed both the results of the Coast Guard inspection and the EPA request for information.  As previously reported, in discussions with the Company, the U.S. Attorney’s Office has proposed a criminal plea disposition of the above matters that would involve a fine, community service contributions, and a probationary period for the Company. Based on the information presently known to the Company and the on-going status of its discussions with the U.S. Attorney’s Office, the Company currently estimates that the total fines and contributions related to a possible settlement will be approximately $7.5 million.  Based on this estimated amount and anticipated future associated legal fees, the Company has recorded an accrual for these matters as of March 31, 2013 of $7.6 million. Any settlement amount is not expected to be tax deductible. Discussions with the U.S. Attorney’s Office are continuing but there can be no assurance that any resolution will be achieved or that costs and payments made in connection with these matters will not exceed the amount of the accrual currently recorded or that the government will not also impose additional non-monetary remedies or penalties that could have a material adverse effect on the Company. There is also no assurance that any agreement the Company reaches with the U.S. Attorney’s Office would obtain the required court approval. From inception through March 31, 2013, the Company has expensed approximately $8.5 million related to this matter.

OMEGA PROTEIN CORPORATION

Item 1A.  Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Form 10-K for the fiscal year ended December 31, 2012 except as follows.

Possible restrictions on the Company’s fish catch may occur depending on the resolution of a Company waiver request with the U.S. Coast Guard.  The Company had requested a waiver from the Coast Guard for its Gulf of Mexico fleet regarding the use of certain vessel equipment applicable to “ocean-going vessels” (as defined by Coast Guard regulations) that operate beyond the 12 nautical mile limit and in April 2013 the Coast Guard granted the Company a partial waiver for its 2013 fishing season only that allows the Company to travel, but not fish, outside 12 nautical miles of shore.  If the Coast Guard does not extend the waiver in 2014, the Company will have to restrict its fishing operations to within 12 nautical miles of shore, or install additional equipment on its vessels which will result in additional expense.

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

Omega Protein had historically utilized workers in the United States H2B Visa Program whereby foreign nationals are permitted to enter the United States temporarily and engage in seasonal, non-agricultural employment.  The Company did not utilize that program from 2008 through 2010 due to the small number of employees available under the program.  Omega Protein was able to utilize the program again for the 2011 and 2012 fishing seasons.  Omega Protein made application relating to the H2B Visa Program for 2013 but its application was denied by the U.S. Department of Labor.  Omega Protein has re-applied for the 2013 fishing season but cannot predict the outcome of the application process.  In addition, on April 2, 2013, the Department of Labor announced that effective March 22, 2013 it was holding in abeyance the issuance of final determinations on most pending H2B applications while it considers appropriate action in response to a court order that granted a permanent injunction against the Department of Labor in enforcing portions of the H2B Visa regulations.  The court gave the Department of Labor 30 days to come into compliance with its court order.  The Department of Labor began processing applications again on April 24, 2013. If Omega Protein cannot participate in the H2B Visa Program, or its participation in that program is delayed in 2013, then its ability to secure a sufficient number of workers during periods of peak employment may have an adverse impact on the Company’s business, results of operations and financial condition.  The Company has embarked on a program to complement its workforce with non H2B Visa domestic workers but cannot predict whether that program will be successful.

Increase in the price and shortage of supply of key raw materials could adversely affect our Human Nutrition segment subsidiaries. Certain of Cyvex’s products for instance, are composed of key raw materials that are purchased from third parties. In addition, WSP manufactures all of its products from dairy ingredient raw materials that it purchases from local cheese makers and WSP is completely dependent on these local sources of supply. Two of WSP’s raw material suppliers each account for approximately 25% of its raw material supply. Raw material purchase arrangements are typically short-term supply contracts or spot sales agreements.

Raw material prices may increase in the future and our Human Nutrition subsidiaries may not be able to pass on such increases to their customers. A significant increase in the price of raw materials that cannot be passed on to customers could have a material adverse effect on our Human Nutrition subsidiaries results of operations and financial condition. In addition, if our Human Nutrition subsidiaries cannot get access to key raw materials due to (i) increased regulatory scrutiny or changing regulatory standards involving dietary supplements or their ingredients or the importation of these raw materials into the United States, or (ii) lack of supply, it could have a material adverse effect on our results of operations and financial condition.

Worldwide supply and demand relationships, which are beyond the Company’s control, influence the prices that the Company receives for many of its products and may from time to time result in low prices for many of the Company’s products. Prices for many of the Company’s products are subject to, or influenced by, worldwide and local supply and demand relationships over which the Company has no control and which tend to fluctuate to a significant extent over the course of a year and from year to year.  For example, while 2012 price movements were less significant, during 2011 Omega Protein experienced fish oil price increases of approximately 27% when compared to 2010 due to a strong global demand for the product.  Conversely, during 2011, Omega Protein’s fish meal prices decreased approximately 12% as compared to 2010 due in part to the global expansion of fish meal availability.  The factors that influence these supply and demand relationships on the Company’s marine based products are world supplies of fish meal made from other fish species, animal proteins and fats, palm oil, rapeseed oil, soy meal and oil, and other edible oils. The factors that influence the supply and demand relationship for the Company’s dairy-based products are global dairy ingredient prices, regional milk supply, regional cheese demand, regional raw whey demand and supply of alternative proteins made from other agricultural sources such as soy, rice and vegetable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Mine Safety Disclosures

None

Item 5.   Other Information

None

OMEGA PROTEIN CORPORATION

Item 6.   Exhibits

Exhibit No.	Description of Exhibit
10.1
Employment Agreement between Cyvex Nutrition, Inc. and Matthew Phillips dated as of January 1, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2013).

10.2
Agreement and Plan of Merger dated as of February 27, 2013, by and between Omega ProteinCorporation and Wisconsin Specialty Protein, LLC (incorporated by reference to Exhibit 10.1 tothe Company’s Current Report on Form 8-K filed with the SEC on February 27, 2013).

10.3
Joinder Agreement and Consent and Waiver dated as of February 27, 2013, by and amongWisconsin Specialty Protein, LLC, Wells Fargo Bank, National Association, and JPMorganChase Bank, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 27, 2013)

10.4
Guaranty Agreement dated as of February 27, 2013 by Wisconsin Specialty Protein, LLC, infavor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.3 to theCompany’s Current Report on Form 8-K filed with the SEC on February 27, 2013).

10.5
Amendment to Amended and Restated Security and Pledge Agreement dated as of February 27,2013 by and among Omega Protein Corporation, Omega Protein, Inc., Protein Finance Company,Omega International Marketing Company, Omega International Distribution Company, Omega Shipyard, Inc., Protein Industries, Inc., Cyvex Nutrition, Inc., InCon Processing, L.L.C.; Wisconsin Specialty Protein, LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on February 27, 2013).

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

OMEGA PROTEIN CORPORATION
(Registrant)

May 7, 2013	By:	/s/ Andrew C. Johannesen
(Executive Vice President, Chief Financial Officer)