Form 10-Q
period 2013-06-30
OMEGA PROTEIN CORP
filed 2013-08-06
CIK 1053650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-Q

[Y]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Yes      No X .

Number of shares outstanding of the Registrant's Common Stock, par value $0.01 per share, on July 31, 2013: 20,628,646.

OMEGA PROTEIN CORPORATION

OMEGA PROTEIN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

(Dollars in thousands)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements and Notes

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$21,458	$55,998
Receivables, net	21,186	17,267
Inventories	83,344	66,659
Deferred tax asset, net	298	1,165
Prepaid expenses and other current assets	4,844	3,430
Total current assets	131,130	144,519
Other assets, net	4,300	10,789
Property, plant and equipment, net	144,762	127,640
Goodwill	19,128	7,986
Other intangible assets, net	9,005	4,362
Total assets	$308,325	$295,296

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$3,025	$3,058
Current portion of capital lease obligation	121	268
Accounts payable	3,435	3,000
Accrued liabilities	29,083	31,741
Total current liabilities	35,664	38,067
Long-term debt, net of current maturities	22,706	24,242
Capital lease obligation, net of current portion	4,884	—
Deferred tax liability, net	16,279	15,794
Pension liabilities, net	9,078	9,826
Other long-term liabilities	1,794	1,764
Total liabilities	90,405	89,693

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 authorized shares; none issued	—	—
Common Stock, $0.01 par value; 80,000,000 authorized shares; 20,595,610 and 19,883,940 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	201	195
Capital in excess of par value	134,120	129,040
Retained earnings	93,127	86,292
Accumulated other comprehensive loss	(9,528)	(9,924)
Total stockholders’ equity	217,920	205,603
Total liabilities and stockholders’ equity	$308,325	$295,296

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OMEGA PROTEIN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues	$41,777	$47,448	$90,700	$88,536
Cost of sales	28,494	40,601	65,320	72,797
Gross profit	13,283	6,847	25,380	15,739

Selling, general, and administrative expense	6,030	5,443	12,473	10,728
Research and development expense	565	518	1,120	1,119
Charges related to U.S. Attorney investigation	—	70	—	303
Loss (gain) on disposal of assets	(2)	(3,385)	374	(3,782)
Operating income	6,690	4,201	11,413	7,371
Interest income	2	3	10	10
Interest expense	(481)	(301)	(873)	(697)
Other expense, net	(98)	(102)	(181)	(188)
Income before income taxes	6,113	3,801	10,369	6,496

Provision for income taxes	2,123	1,291	3,534	2,156
Net income	3,990	2,510	6,835	4,340

Other comprehensive income (loss):
Energy swap adjustment, net of tax benefit of $195, $556, $56 and $162, respectively	(363)	(1,031)	(106)	(300)
Pension benefits adjustment, net of tax expense of $135, $132, $270 and $265, respectively	251	245	502	492
Comprehensive income	$3,878	$1,724	$7,231	$4,532

Basic earnings per share	$0.20	$0.13	$0.34	$0.22

Weighted average common shares outstanding	20,225	19,613	20,061	19,604

Diluted earnings per share	$0.19	$0.13	$0.33	$0.22

Weighted average common shares and potential common share equivalents outstanding	21,027	20,019	20,837	20,049

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OMEGA PROTEIN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$6,835	$4,340
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,253	8,798
Loss (gain) on disposal of assets	374	(3,782)
Provisions for losses on receivables	24	24
Share based compensation	891	1,796
Deferred income taxes	1,409	1,531
Changes in assets and liabilities:
Receivables	(2,671)	(12,819)
Inventories	(15,763)	(18,653)
Prepaid expenses and other current assets	(1,515)	(5,497)
Other assets	5,874	(3,652)
Accounts payable	(301)	(354)
Accrued liabilities	(2,873)	11,349
Pension liability, net	(246)	(511)
Other long term liabilities	30	62
Net cash provided by (used in) operating activities	2,321	(17,368)
Cash flows from investing activities:
Proceeds from disposition of assets	161	5,811
Acquisition of InCon, purchase price adjustment	—	181
Acquisition of Wisconsin Specialty Protein, net of cash acquired	(26,779)	—
Capital expenditures	(12,560)	(16,510)
Net cash used in investing activities	(39,178)	(10,518)
Cash flows from financing activities:
Principal payments of long-term debt	(1,569)	(1,469)
Principal payments of capital lease obligation	(309)	(243)
Debt issuance costs	—	(389)
Proceeds from stock options exercised	3,048	437
Excess tax benefit of stock options exercised	1,147	34
Net cash provided by (used in) financing activities	2,317	(1,630)
Net decrease in cash and cash equivalents	(34,540)	(29,516)
Cash and cash equivalents at beginning of year	55,998	51,391
Cash and cash equivalents at end of period	$21,458	$21,875

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

The animal nutrition segment is comprised primarily of two subsidiaries: Omega Protein, Inc. (“Omega Protein”) and Omega Shipyard, Inc. (“Omega Shipyard”). Omega Protein, the Company’s principal operating subsidiary, is the successor to a business conducted since 1913. Omega Protein produces and markets a variety of products produced from menhaden (a herring-like species of fish found in commercial quantities in the U.S. coastal waters of the Atlantic Ocean and Gulf of Mexico), including regular grade and value-added specialty fish meals, crude and refined fish oils and fish solubles. Omega Protein’s fish meal products are primarily used as a protein ingredient in animal feed for swine, aquaculture and household pets. Fish oil is utilized primarily for animal and aquaculture feeds, as well as additives to human food products and dietary supplements. Omega Protein’s fish solubles are sold primarily to livestock feed manufacturers, aquaculture feed manufacturers and for use as an organic fertilizer. Omega Protein’s business is seasonal in nature and generally has higher revenues during the third quarter of each fiscal year. A portion of Omega Protein’s production is transferred to the human nutrition segment where it is further processed and sold. Omega Shipyard owns and operates a drydock facility in Moss Point, Mississippi that is used to provide shoreside maintenance for Omega Protein’s fishing fleet and, subject to outside demand and excess capacity, occasionally for third-party vessels.

The human nutrition segment is comprised primarily of three subsidiaries: Cyvex Nutrition, Inc. (“Cyvex”), InCon Processing, L.L.C. (“InCon”) and Wisconsin Specialty Protein, L.L.C. (“WSP”). Cyvex was acquired by the Company in December 2010, is located in Irvine, California and participates in the nutraceutical industry as an ingredient provider. InCon, acquired by the Company in September 2011, is located in Batavia, Illinois and is a specialty toll processor that utilizes molecular distillation technology to concentrate a variety of compound products, including Omega-3 fish oils. WSP, acquired by the Company on February 27, 2013, is a manufacturer and marketer of specialty dairy protein products headquartered in Madison, Wisconsin and operates a production facility in Reedsburg, Wisconsin. See Note 2 – Acquisition of Wisconsin Specialty Protein, L.L.C. for additional information related to the Company’s acquisition of WSP.

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

In the opinion of management the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the Company’s consolidated financial position as of June 30, 2013, and the results of its operations for the three and six month periods ended June 30, 2013 and 2012 and its cash flows for the six month periods ended June 30, 2013 and 2012. Operating results are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Certain amounts applicable to the prior periods have been reclassified to conform to the classifications currently followed. Specifically, charges related to the U.S. Attorney investigation were reclassified from selling, general and administrative expenses to “Charges related to U.S. Attorney investigation” in the unaudited condensed consolidated statement of comprehensive income for the three and six months ended June 30, 2012. Such reclassifications do not affect current assets, net cash provided by operating activities, operating income, net income, earnings or stockholders’ equity.

The presentation of our unaudited condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2012 was revised to classify $2.4 million and $3.8 million, respectively, of shipping and handling related costs that were previously netted against revenue to cost of sales.  These revisions were not considered to be material, individually or in the aggregate, to previously issued financial statements. These revisions had no effect on the results of operations (net or comprehensive income), financial condition (stockholders’ equity), or cash flows in any period presented or in any previously issued financial statements.

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

Energy swap balances at June 30, 2013:

Energy Swap	Consumption Period	Quantity	Price Per Unit	Energy Swap Asset/(Liability) as of June 30, 2013	Deferred Tax Asset/(Liability) as of June 30, 2013
Diesel - NYMEX Heating Oil Swap	July - November, 2013	1,467,800 Gallons	$2.88	$(21,500)	$7,500
Natural Gas - NYMEX Natural Gas Swap	July – October, 2013	289,900 MMBTUs	$3.88	(77,500)	27,100
Fuel Oil – No.6 1.0% NY-Platts Swap	July - November, 2013	817,900 Gallons	$2.24	(21,600)	7,600
				$(120,600)	$42,200

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Energy swap balances at December 31, 2012:

Energy Swap	Consumption Period	Quantity	Price Per Unit	Energy Swap Asset (Liability) as of December 31, 2012	Deferred Tax Asset (Liability) as of December 31, 2012
Diesel - NYMEX Heating Oil Swap	May - November, 2013	1,359,782 Gallons	$2.82	$244,800	$(53,800)
Natural Gas - NYMEX Natural Gas Swap	April – October, 2013	381,150 MMBTUs	$3.94	(149,600)	52,300
Fuel Oil – No.6 1.0% NY-Platts Swap	May - November, 2013	676,200 Gallons	$2.26	39,000	(13,600)
				$134,200	$(15,100)

As of June 30, 2013 and December 31, 2012, Omega Protein has included in (accrued liabilities) prepaid expenses and other current assets ($120,600) and $134,200, respectively, to recognize the fair value of energy swap derivatives, and has also recorded a deferred tax asset (liability) of $42,200 and ($15,100), respectively, associated therewith. The effective portion of the change in fair value from inception to June 30, 2013 is recorded in “accumulated other comprehensive loss” in the Company’s consolidated financial statements. The following table illustrates the changes recorded, net of tax, in accumulated other comprehensive income (loss) resulting from the energy swap agreements (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Beginning balance	$285	$311	$28	$(420)
Net (gain) loss, net of tax, reclassified to unallocated inventory cost pool	(16)	261	(16)	261
Net change associated with current period swap transactions, net of tax	(347)	(1,292)	(90)	(561)
Ending balance	$(78)	$(720)	$(78)	$(720)

 The $78,000 reported in accumulated other comprehensive loss as of June 30, 2013 will be reclassified to the unallocated inventory cost pool in the period when the energy consumption takes place. The amount to be reclassified, net of taxes, during the next 12 months is expected to be approximately $78,000.

The aggregate fair value of derivative instruments in net asset positions as of June 30, 2013 and December 31, 2012 was $90,000 and $0.3 million, respectively. These amounts represent the maximum exposure to loss at the reporting date as a result of all of the counterparties failing to perform as contracted. This exposure could be reduced by up to $36,000 and $0.2 million, respectively, of liabilities included in master netting arrangements with those same counterparties.

The aggregate fair value of derivative instruments in net liability positions as of June 30, 2013 and December 31, 2012 was $188,000 and $0, respectively. These amounts represent the maximum exposure to loss at the reporting date as a result of all of the counterparties failing to perform as contracted. This exposure could be reduced by up to $13,000 and $0, respectively, of assets included in master netting arrangements with those same counterparties.

As of June 30, 2013 (in thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts of Assets (Liabilities)Offset	Net Amounts of Assets (Liabilities) Presented in the Balance Sheet
Energy swap derivatives – asset position	$90	$(36)	$54
Energy swap derivatives – liability position	$(188)	$13	$(175)

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

As of December 31, 2012 (in thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts of Assets (Liabilities)Offset	Net Amounts of Assets (Liabilities) Presented in the Balance Sheet
Energy swap derivatives – asset position	$295	$(161)	$134

If, at any time, the swaps are determined to be ineffective, in whole or in part, due to changes in the Company’s energy usage or underlying hedge agreements or assumptions, the fair value of the portion of the energy swaps determined to be ineffective will be recognized as a gain or loss in cost of sales for the applicable period. For the six months ended June 30, 2013 and 2012, the Company recognized a charge of $0.1 and $0, respectively, to cost of sales resulting from transactions associated with the prior ineffectiveness of diesel energy swaps. See Note 17 – Fair Value Disclosures for additional information.

Acquisitions, Goodwill and Other Intangible Assets

All of the Company’s goodwill and other intangible assets are the result of acquisitions in the human nutrition segment. This segment is comprised of three reporting units, Cyvex, InCon and WSP. On February 27, 2013, the Company purchased all of the equity interests in WSP. In the third quarter of 2011 and the fourth quarter of 2010, the Company completed its acquisitions of InCon Processing, L.L.C., a Delaware limited liability company, and Cyvex Nutrition, Inc., a California corporation, respectively. All three acquisitions were accounted for as cash transactions using the acquisition method of accounting. Accordingly, the Company has recorded goodwill and certain other identifiable intangible assets that are more fully explained in Note 2 – Acquisition of Wisconsin Specialty Protein, L.L.C. and Note 8 – Goodwill and Other Intangible Assets.

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

During the quarter ended June 30, 2012, Omega Shipyard revised its total estimated construction costs such that the Company expected to have gross loss upon completion.  As a result, gross profit recognized on the contract in previous quarters was reversed and the full extent of the expected loss was recognized during the quarter ended June 30, 2012.  For the three and six months ended June 30, 2012, the Company incurred gross losses of $0.6 million and $0.3 million, respectively, with respect to the construction contract.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive (loss) gain included in stockholders’ equity are as follows:

Changes in Accumulated Other Comprehensive Loss by Component (a)

For the Six Months Ended June 30, 2013 (in thousands)

	Gains and Losses On Cash Flow Hedges		Defined Benefit Pension Items		Total
Beginning balance December 31, 2012	$28		$(9,952)		$(9,924)
Other comprehensive loss before reclassifications	(90)		—		(90)
Amounts reclassified from accumulated other comprehensive loss	(16)	(b)	502	(c)	486
Net current-period other comprehensive income	(106)		502		396
Ending balance June 30, 2013	$(78)		$(9,450)		$(9,528)
(a)	All amounts are net of tax. Amounts in parentheses indicate losses.

(b)	This accumulated other comprehensive income component is reclassified to the unallocated inventory cost pool in the period when the energy consumption takes place.
(c)	This accumulated other comprehensive income component is included in the computation of net periodic pension costs as amortization of actuarial gains which are explained in more detail in Note 16 to the consolidated financial statements of the Company’s Form 10-K for the fiscal year ended December 31, 2012.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

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

In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities. The standard requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The amendments in this update will enhance disclosures required by U.S. GAAP by requiring improved information about financial instruments and derivative instruments to help reconcile differences in the offsetting requirements under U.S. GAAP and International Financial Reporting Standards (IFRS). The amendments are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company’s adoption of FASB ASU No. 2011-11 effective January 1, 2013 did not have an impact on the Company’s consolidated results of operations or financial position.

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

Net income for the three months ended June 30, 2013 and 2012 includes $0.2 million and $0.7 million ($0.1 million and $0.5 million after-tax), respectively, of stock-based compensation costs related to stock options. Net income for the six months ended June 30, 2013 and 2012 includes $0.3 million and $1.5 million ($0.2 million and $1.0 million after-tax), respectively, of stock-based compensation costs related to stock options. The stock-based compensation costs related to stock options are recorded primarily in selling, general and administrative expenses in the unaudited condensed consolidated statement of comprehensive income. As of June 30, 2013 there was $0.3 million ($0.2 million after-tax) of total unrecognized compensation costs related to non-vested stock options that is expected to be recognized over a weighted-average period of 0.4 years, of which $0.3 million ($0.2 million after-tax) of total stock option compensation is expected to be recognized during the remainder of fiscal year 2013.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

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

During the six month periods ended June 30, 2013 and 2012, the Company issued 25,000 shares of restricted stock for each period under the 2006 Incentive Plan. The Company’s compensation expense related to restricted stock was approximately $0.3 million and $0.1 million ($0.2 million and $0.1 million after tax) for the three months ended June 30, 2013 and 2012, respectively, and $0.5 million and $0.3 million ($0.3 million and $0.2 million after tax) for the six months ended June 30, 2013 and 2012, respectively, which is primarily reflected in selling, general and administrative expenses in the unaudited condensed consolidated statement of comprehensive income. As of June 30, 2013, there was approximately $2.0 million ($1.3 million after tax) of unrecognized compensation cost related to non-vested restricted stock that is expected to be recognized over a weighted-average period of 1.9 years, of which $0.5 million ($0.3 million after-tax) of total restricted stock compensation is expected to be recognized during the remainder of fiscal year 2013.

NOTE 2. ACQUISITION OF WISCONSIN SPECIALTY PROTEIN, L.L.C.

A. Description of the Transaction

On February 27, 2013, the Company acquired 100% of the outstanding equity interest of WSP, a Wisconsin limited liability company, in a cash transaction pursuant to the terms of an agreement and plan of merger. WSP is now a wholly owned subsidiary of the Company. WSP produces and markets a variety of value-added whey protein ingredients for the food and nutritional supplement industries, including organic and other specialty protein products, using processes applicable to a variety of nutritional dairy ingredients. The Company believes the acquisition of WSP will enhance its presence in the specialty proteins markets and advance its goal of providing sustainable, value-added nutrition ingredients. WSP is included as part of the Company’s human nutrition segment.

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

The Company incurred approximately $0.8 million in pretax transaction costs directly related to the acquisition that were expensed and included in selling, general and administrative expenses in the unaudited condensed consolidated statement of comprehensive income for the six month period ended June 30, 2013. The acquisition costs consisted primarily of legal, advisory, valuation, and other consulting fees. The transaction has been accounted for using the acquisition method of accounting which requires, among other things, that all assets acquired and liabilities assumed from acquisitions be recognized at their fair values as of the acquisition date. Any excess of the purchase price over the fair values of the net assets acquired are recorded as goodwill. The following table summarizes the fair values of the WSP assets and acquired liabilities assumed.

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

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

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

WSP’s results of operations are included in the Company’s unaudited condensed consolidated statement of comprehensive income beginning on February 27, 2013. Revenues generated by WSP included in the unaudited condensed consolidated statement of comprehensive income from February 27, 2013 through June 30, 2013 were approximately $3.3 million. Net loss for the same period was approximately $38,000.

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

	Revenue	Net income
	(in thousands)
2013 supplemental pro forma from January 1, 2013 – June 30, 2013	$92,768	$6,838
2012 supplemental pro forma from April 1, 2012 – June 30, 2012	$50,249	$2,753
2012 supplemental pro forma from January 1, 2012 – June 30, 2012	$94,305	$4,863

NOTE 3. RECEIVABLES, NET

Receivables as of June 30, 2013 and December 31, 2012 are summarized as follows:

	June 30, 2013	December 31, 2012
	(in thousands)
Trade	$18,146	$11,513
Insurance	1,768	4,980
Income tax	1,591	871
Other	38	236
Total accounts receivable	21,543	17,600
Less allowance for doubtful accounts	(357)	(333)
Receivables, net	$21,186	$17,267

As of December 31, 2012, the insurance receivable includes approximately $3.4 million related to the salvage costs and other related claims incurred by the Company associated with the sinking of the F/V Sandy Point in May 2011. Of that amount, approximately $3.1 million was received in June 2013 in final settlement of the receivable.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

NOTE 4. INVENTORY

The major classes of inventory as of June 30, 2013, December 31, 2012 and June 30, 2012 are summarized as follows:

	June 30, 2013	December 31, 2012	June 30, 2012
	(in thousands)
Fish meal	$16,176	$26,511	$38,414
Fish oil	23,312	17,352	9,196
Fish solubles	1,055	1,391	1,304
Nutraceutical products	3,828	4,181	3,826
Whey protein products	1,520	—	—
Unallocated inventory cost pool (including off-season costs)	26,658	7,403	20,484
Other materials and supplies	10,795	9,821	10,322
Total inventory	$83,344	$66,659	$83,546

Inventory at June 30, 2013, December 31, 2012 and June 30, 2012 is stated at the lower of cost or market. The elements of June 30, 2013 unallocated inventory cost pool include Omega Protein’s plant and vessel related labor, utilities, rent, repairs and depreciation, to be allocated to inventories produced through the 2013 fishing season.

NOTE 5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of June 30, 2013 and December 31, 2012 are summarized below:

	June 30, 2013	December 31, 2012
	(in thousands)
Prepaid insurance	$4,026	$2,554
Selling expenses	229	436
Fair market value of energy swaps, current portion	54	134
Whey process filters	115	—
Leases	95	118
Other prepaid expenses	325	188
Total prepaid expenses and other current assets	$4,844	$3,430

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

NOTE 6. OTHER ASSETS

Other assets as of June 30, 2013 and December 31, 2012 are summarized as follows:

	June 30, 2013	December 31, 2012
	(in thousands)
Fish nets, net of accumulated amortization of $1,902 and $1,243	$1,928	$1,432
Insurance receivable, net of allowance for doubtful accounts	1,639	8,572
Title XI debt issuance costs	287	302
Other debt issuance costs	345	391
Deposits and other	101	92
Total other assets, net	$4,300	$10,789

Amortization expense for fishing nets amounted to approximately $0.3 million and $0.3 million for the three months ended June 30, 2013 and 2012, respectively, and $0.7 million and $0.6 million for the six months ended June 30, 2013 and 2012, respectively.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

As of June 30, 2013 and December 31, 2012, the insurance receivable of $1.6 million and $8.6 million, respectively, primarily relates to Jones Act claims for employees aboard its vessels. This estimated amount is recorded gross of estimated claims which may be due to claimants and is included in accrued insurance liabilities.

The Company carries insurance for certain losses relating to its fishing unit’s vessels and Jones Act liability for employees aboard its vessels (collectively, “Vessel Claims Insurance”). The typical Vessel Claims Insurance policy contains an annual aggregate deductible (“AAD”) for which Omega Protein remains responsible, while the insurance carrier is responsible for all applicable amounts which exceed the AAD. It is Omega Protein’s policy to accrue current amounts due and record amounts paid out on each claim. Once payments exceed the AAD, Omega Protein records an insurance receivable for a given policy year, net of allowance for doubtful accounts. As of June 30, 2013 and December 31, 2012, there was no allowance for doubtful insurance receivable accounts.

NOTE 7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of June 30, 2013 and December 31, 2012 are summarized as follows:

	June 30, 2013	December 31, 2012
	(in thousands)
Land	$7,457	$7,229
Plant assets	165,956	148,451
Fishing vessels	110,907	103,754
Furniture and fixtures	7,415	7,225
Construction in progress	9,484	11,214
Total property and equipment	301,219	277,873
Less accumulated depreciation and impairment	(156,457)	(150,233)
Property, plant and equipment, net	$144,762	$127,640

Depreciation expense for the three months ended June 30, 2013 and 2012 was $4.7 million and $4.0 million, respectively, and $9.3 million and $7.9 million for the six months ended June 30, 2013 and 2012, respectively.

The Company capitalizes interest as part of the acquisition cost of a qualifying asset. Interest is capitalized only during the period of time required to complete and prepare the asset for its intended use. For the three month periods ended June 30, 2013 and 2012, the Company capitalized interest of approximately $26,000 and $212,100, respectively. For the six month periods ended June 30, 2013 and 2012, the Company capitalized interest of approximately $118,800 and $398,100 respectively.

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

All of the Company’s goodwill and other intangible assets are the result of acquisitions in the human nutrition segment. The following table summarizes the changes in the carrying amount of goodwill resulting from the Company’s acquisitions (in thousands):

	WSP	Cyvex	InCon	Total
January 1, 2013	$—	7,050	$936	$7,986
Acquisitions (1)	11,142	—	—	11,142
June 30, 2013	$11,142	7,050	$936	$19,128

(1) On February 27, 2013, the Company acquired WSP, and the allocation of the purchase price over the fair value of the tangible and intangible assets acquired resulted in $11.1 million of goodwill.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

The following table summarizes the Company’s intangible assets, other than goodwill (dollars in thousands):

	June 30, 2013	December 31, 2012	Weighted Average Life (years)
Carrying value of intangible assets subject to amortization:
Customer relationships and non-competes, net	$5,652	$2,609	10
Total intangible assets subject to amortization, net	$5,652	$2,609
Indefinite life intangible assets – trade names/secrets and other	3,353	1,753
Total intangible assets, other than goodwill	$9,005	$4,362

Amortization expense of the Company’s intangible assets for the three months ended June 30, 2013 and 2012 was approximately $0.2 million and $0.1 million, respectively, and $0.3 million and $0.2 million for the six months ended June 30, 2013 and 2012, respectively. Estimated future amortization expense related to intangible assets is as follows (in thousands):

Remainder of 2013	$335
2014	663
2015	655
2016	654
Thereafter	3,345
Total estimated future amortization expense	$5,652

The Company’s goodwill and other intangible assets are more fully explained in Note 10 to the consolidated financial statements of the Company’s Form 10-K for the fiscal year ended December 31, 2012.

NOTE 9. NOTES PAYABLE AND LONG-TERM DEBT

At June 30, 2013 and December 31, 2012, the Company's long-term debt consisted of the following:

	June 30, 2013	December 31, 2012
	(in thousands)
U.S. government guaranteed obligations (Title XI loans) collateralized bya first lien on certain vessels and certain plant assets:
Amounts due in installments through 2025, interest from 5.7% to 7.6%	$25,680	$27,228
Amounts due in installments through 2014, interest at Eurodollar rates plus0.5% (0.7% at June 30, 2013 and December 31, 2012)	51	72
Total debt	25,731	27,300
Less current maturities	(3,025)	(3,058)
Long-term debt	$22,706	$24,242

The Title XI loans are secured by liens on certain of the Company’s fishing vessels and mortgages on the Company’s Reedville, Virginia and Abbeville, Louisiana plants.

In June 2011, pursuant to the Title XI program, the United States Department of Commerce Fisheries Finance Program (the “FFP”) approved a financing application made by the Company in the amount of $10.0 million (the “Approval Letter”). To date, the Company has not submitted any financing requests under the Approval Letter. As of June 30, 2013, the Company had approximately $25.7 million of borrowings outstanding under Title XI and was in compliance with all of the covenants contained therein.

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

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

All Loans and all other obligations outstanding under the Loan Agreement are payable in full on March 21, 2017. As of June 30, 2013 and December 31, 2012, the Company had no amounts outstanding under the $60 million Loan Agreement and approximately $3.9 million and $3.1 million, respectively, in letters of credit. As of June 30, 2013, the Company was in compliance with all financial covenants under the Loan Agreement. The Company has no off-balance sheet arrangements other than normal operating leases and standby letters of credit.

The Company’s notes payable and long-term debt are more fully explained in Note 11 to the consolidated financial statements of the Company’s Form 10-K for the fiscal year ended December 31, 2012.

NOTE 10. CAPITAL LEASE OBLIGATIONS

On May 29, 2008 and July 10, 2008, Omega Protein entered into capital lease agreements to lease barges for a period of 5 years. Following is a summary of future minimum payments under the capitalized lease agreements (in thousands):

Total remaining 2013 minimum lease payments	$8
Less amount representing interest	—
Present value of minimum payments	$8

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

Remainder of 2013	$184
2014	369
2015	369
2016	4,681
Total minimum lease payments	5,603
Less amount representing interest	(606)
Present value of minimum payments	4,997
Less current portion of capital lease obligation	(113)
Long-term capital lease obligation	$4,884

As of June 30, 2013 and December 31, 2012, assets recorded under capital lease obligations are included in Property, Plant and Equipment, net as follows (in thousands):

	June 30, 2013	December 31, 2012
Land	$220	$—
Plant	5,480	—
Fishing vessels and marine equipment, at cost	2,076	2,076
Less accumulated depreciation	(2,167)	(1,886)
Property, plant and equipment, net	$5,609	$190

NOTE 11. ACCRUED LIABILITIES

Accrued liabilities as of June 30, 2013 and December 31, 2012 are summarized as follows:

	June 30,	December 31,
	2013	2012
	(in thousands)
Insurance	$5,335	$12,307
Reserve for U.S. Attorney investigation	7,538	7,655
Salary and benefits	7,707	4,989
Trade creditors	5,527	3,914
Taxes, other than federal income tax	974	42
Deferred revenue	1,402	2,060
Energy swaps	175	—
Contractual obligations	170	470
Accrued interest	200	225
Other	55	79
Total accrued liabilities	$29,083	$31,741

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

As of June 30, 2013 and December 31, 2012, deferred revenue was $1.4 million and $2.1 million, respectively, representing payments received from international customers related to revenues which were not recognized until the subsequent period.

See Note 12.  Commitments and Contingencies – Regulatory Matters for information on the U.S. Attorney’s Office investigation reserve.

NOTE 12. COMMITMENTS AND CONTINGENCIES

Purchase Obligation

In May 2012, the Company entered into a contract to purchase renewable diesel oil (“RDO”) beginning in July 2012 through the 2013 fishing season. The RDO will be utilized in one of the Company’s four fish processing plants. The contract is priced at a discount to prevailing market prices of the BTU equivalent of Platts NY Harbor 2.2% Sulfur No.6 Oil as delivery is made throughout the fishing seasons. During the second quarter of 2013, the contract was modified and as of June 30, 2013, approximately 1.6 million gallons are still committed under the contract, subject to certain force majeure provisions.

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

In addition to the acquisition date cash purchase price, the Sellers may also earn additional amounts based on the annual earnings before interest, taxes, depreciation, and amortization (“EBITDA”) of InCon’s toll processing and specialty product business during calendar years 2012 through 2016. The Company and the Sellers amended the earn-out terms on April 25, 2013 by lowering the earn-out by 35% of the original formula in 2013 and all future years. The annual earn-out provisions (as amended) are determined based on a percentage of InCon’s EBITDA, adjusted for certain product sales and costs, which percentage ranges from 3.25% of the first $3.0 million of EBITDA to 19.5% of EBITDA in excess of $12.0 million.

The annual earn-out payments, if any, will be estimated on a quarterly basis and paid subsequent to year end. The Company will record the estimated contractual obligation as compensation expense during each year as it is deemed probable that such amount will be payable. In addition, the earn-out payments are subject to certain reductions associated with future InCon capital expenditures and forfeitures based on termination of employment. For the six month periods ended June 30, 2013 and 2012, the Company has not recorded an annual earn-out estimate.

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

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

In conjunction with the sinking of the vessel, the Company recorded a net insurance receivable of approximately $5.9 million related primarily to costs expended salvaging the sunken vessel from the Mississippi ship channel and other claims and a net receivable of $1.8 million related to the insurance value of the vessel. The $1.8 million receivable related to the vessel value was received in 2011. An additional $5.7 million related to the salvage of the vessel has been received from the Company’s primary insurance carrier, including $0.1 million in 2012. As of June 30, 2013, the Company had completed the settlement of the vessel and salvage receivables with its insurance providers.

Regulatory Matters

The Company is subject to various possible claims and lawsuits regarding environmental matters. Except as noted below, management believes that costs, if any, related to these matters will not have a material adverse effect on the results of operations, cash flows or financial position of the Company.

In April 2010, the Company received a request for information from the EPA concerning its bail wastewater practices used in its fishing operations at its Reedville facility. In February 2011, the U.S. Coast Guard conducted inspections at the Company’s Reedville facility regarding the Reedville vessels’ bilge water discharge practices. Based on these inquiries, both agencies commenced investigations of the Company’s bail waste water and bilge water practices at its Reedville facility.

In June 2013, the Company’s subsidiary, Omega Protein, Inc., resolved both the U.S. Coast Guard and EPA investigations by entering into a plea agreement with the United States Attorney’s Office for the Eastern District of Virginia. Pursuant to terms of the plea agreement, the Company’s subsidiary pled guilty to two Clean Water Act violations. The plea agreement required the subsidiary to pay a $5.5 million fine, be placed on a three year term of probation, and implement an environmental compliance program. In addition to the $5.5 million fine, the subsidiary was required to make a $2 million contribution to the National Fish and Wildlife Foundation to fund projects in Virginia related to the protection of the environmental health of the Chesapeake Bay. The plea agreement was approved by the U.S. District Court for the Eastern District of Virginia in June 2013 and the subsidiary paid both the $5.5 million fine and the $2.0 million contribution in July 2013.

The Company had requested a waiver from the Coast Guard for its Gulf of Mexico fleet regarding the use of certain vessel equipment applicable to “ocean-going vessels” (as defined by Coast Guard regulations) that operate beyond the 12 nautical mile limit and in April 2013 the Coast Guard granted the Company a partial waiver for its 2013 fishing season only that allows the Company to travel, but not fish, outside 12 nautical miles of shore. The Company has a pending waiver request with the Coast Guard to allow its vessels to fish beyond the 12 nautical mile limit. If the Coast Guard does not grant this waiver, the Company will have to continue restricting its 2013 fishing to within 12 nautical miles of shore or install additional equipment on its vessels which will result in additional expense.

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

The Sellers own and operate privately held businesses with which InCon continues to provide toll distillation services and pilot plant runs, primarily InCon Process Systems and InCon Industries. InCon recorded revenue from these related parties for the three months ended June 30, 2013 and 2012 of approximately $359,300 and $1,400, respectively, and $359,500 and $6,600, respectively, for the six months ended June 30, 2013 and 2012. Purchases from these same related parties for the three months ended June 30, 2013 and 2012 were approximately $2,700 and $2,500, respectively, and $11,100 and $2,500, respectively, for the six months ended June 30, 2013 and 2012.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

NOTE 14. RECONCILIATION OF BASIC AND DILUTED PER SHARE DATA (in thousands except per share date)

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Data
Three Months Ended June 30, 2013
Net earnings	$3,990	—

Basic earnings per common share:
Earnings available to common shareholders	$3,990	20,225	$0.20

Effect of dilutive securities:
Stock options assumed exercised	—	802

Diluted earnings per common share:
Earnings available to common shareholders plus stock options assumed exercised	$3,990	21,027	$0.19

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Data
Three Months Ended June 30, 2012
Net Earnings	$2,510	—

Basic earnings per common share:
Earnings available to common shareholders	$2,510	19,613	$0.13

Effect of dilutive securities:
Stock options assumed exercised	—	406

Diluted earnings per common share:
Earnings available to common shareholders plus stock options assumed exercised	$2,510	20,019	$0.13

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Data
Six Months Ended June 30, 2013
Net earnings	$6,835	—

Basic earnings per common share:
Earnings available to common shareholders	$6,835	20,061	$0.34

Effect of dilutive securities:
Stock options assumed exercised	—	776

Diluted earnings per common share:
Earnings available to common shareholders plus stock options assumed exercised	$6,835	20,837	$0.33

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Data
Six Months Ended June 30, 2012
Net earnings	$4,340	—

Basic earnings per common share:
Earnings available to common shareholders	$4,340	19,604	$0.22

Effect of dilutive securities:
Stock options assumed exercised	—	445

Diluted earnings per common share:
Earnings available to common shareholders plus stock options assumed exercised	$4,340	20,049	$0.22

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Options to purchase 135,000 and 157,500 shares of common stock were outstanding during the three and six months ended June 30, 2013, but were not included in the computation of diluted earnings per share because the adjusted exercise prices of the options based upon the assumed proceeds were greater than the average market price of the shares during that period.

Options to purchase 1,311,000 and 1,266,000 shares of common stock were outstanding during the three and six months ended June 30, 2012, respectively, but were not included in the computation of diluted earnings per share because the adjusted exercise prices of the options based upon the assumed proceeds were greater than the average market price of the shares during that period.

NOTE 15. COMPONENTS OF NET PERIODIC BENEFIT COST

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Service cost	$—	$—	$—	$—
Interest cost	248	274	496	548
Expected return on plan assets	(253)	(326)	(506)	(652)
Amortization of prior service costs	—	—	—	—
Amortization of net loss	386	379	772	759

Net periodic pension cost	$381	$327	$762	$655

For the six months ended June 30, 2013 and 2012, the Company contributed approximately $0.7 million and $0.9 million, respectively, to the Company’s pension plan. The Company expects to make contributions of $1.0 million to the pension plan during the remainder of 2013.

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

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

The tables below present information about reported segments for the three months ended June 30, 2013 and 2012 (in thousands).

June 30, 2013	Animal Nutrition	Human Nutrition(1)	Unallocated	Total
Revenue (2)	$34,453	$7,324	$—	$41,777
Cost of sales	22,786	5,708	—	28,494
Gross profit	11,667	1,616	—	13,283
Selling, general and administrative expenses (including research and development)	662	1,861	4,072	6,595
Other (gains) and losses	(2)	—	—	(2)
Operating income	$11,007	$(245)	$(4,072)	$6,690
Depreciation and amortization	$4,472	$632	$172	$5,276
Identifiable assets	$248,656	$58,125	$1,544	$308,325
Capital expenditures	$5,741	$324	$119	$6,184

(1) Includes revenues and related expenses for WSP.

(2) Excludes revenue from internal customers of $0.4 million for fish oil that was transferred from the animal nutrition segment to the human nutrition segment at cost.

June 30, 2012	Animal Nutrition	Human Nutrition	Unallocated	Total
Revenue (3)	$42,467	$4,981	$—	$47,448
Cost of sales	36,782	3,819	—	40,601
Gross profit	5,685	1,162	—	6,847
Selling, general and administrative expenses (including research and development)	556	927	4,478	5,961
Charges related to U.S. Attorney investigation	70	—	—	70
Other (gains) and losses	(3,385)	—	—	(3,385)
Operating income	$8,444	$235	$(4,478)	$4,201
Depreciation and amortization	$4,018	$319	$134	$4,471
Identifiable assets	$263,276	$27,690	$1,786	$292,752
Capital expenditures	$7,260	$685	$249	$8,194

(3) Excludes revenue from internal customers of $0.2 million for fish oil that was transferred from the animal nutrition segment to the human nutrition segment at cost.

   The tables below present information about reported segments for the six months ended June 30, 2013 and 2012 (in thousands).

June 30, 2013	Animal Nutrition	Human Nutrition(1)	Unallocated	Total
Revenue (2)	$76,790	$13,910	$—	$90,700
Cost of sales	53,880	11,440	—	65,320
Gross profit	22,910	2,470	—	25,380
Selling, general and administrative expenses (including research and development)	1,290	3,157	9,146	13,593
Other (gains) and losses	374	—	—	374
Operating income	$21,246	$(687)	$(9,146)	$11,413
Depreciation and amortization	$8,821	$1,070	$362	$10,253
Identifiable assets	$248,656	$58,125	$1,544	$308,325
Capital expenditures	$11,709	$613	$238	$12,560

(1) Includes revenues and related expenses for WSP from February 27, 2013 through June 30, 2013.

(2) Excludes revenue from internal customers of $1.0 million for fish oil that was transferred from the animal nutrition segment to the human nutrition segment at cost.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

June 30, 2012	Animal Nutrition	Human Nutrition	Unallocated	Total
Revenue (3)	$76,706	$11,830	$—	$88,536
Cost of sales	63,880	8,917	—	72,797
Gross profit	12,826	2,913	—	15,739
Selling, general and administrative expenses (including research and development)	1,278	1,921	8,648	11,847
Charges related to U.S. Attorney investigation	303	—	—	303
Other (gains) and losses	(3,782)	—	—	(3,782)
Operating income	$15,027	$992	$(8,648)	$7,371
Depreciation and amortization	$7,883	$638	$277	$8,798
Identifiable assets	$263,276	$27,690	$1,786	$292,752
Capital expenditures	$14,895	$1,326	$289	$16,510

(3) Excludes revenue from internal customers of $0.5 million for fish oil that was transferred from the animal nutrition segment to the human nutrition segment at cost.

A reconciliation of total segment operating income to total earnings from operations before income taxes for the three and six months ended June 30, 2013 and 2012 is as follows (in thousands):

	Three Months Ended June 30,
	2013	2012
Operating income for reportable segments	$6,690	$4,201
Interest income	2	3
Interest expense	(481)	(301)
Other expense, net	(98)	(102)
Income before income taxes	$6,113	$3,801

	Six Months Ended June 30,
	2013	2012
Operating income for reportable segments	$11,413	$7,371
Interest income	10	10
Interest expense	(873)	(697)
Other expense, net	(181)	(188)
Income before income taxes	$10,369	$6,496

The following table sets forth the Company’s revenues by product (in millions) and the approximate percentage of total revenues represented thereby, for the indicated periods:

	Three Months Ended June 30,
	2013		2012
	Revenues	Percent	Revenues	Percent
Fish Meal	$26.0	62.2%	$26.5	56.0%
Fish Oil	1.7	4.1	10.1	21.3
Refined Fish Oil	5.7	13.6	4.1	8.6
Fish Solubles	1.1	2.6	1.2	2.5
Dietary Supplement and Food Ingredients and Products(1)	6.8	16.3	4.3	9.1
Other	0.5	1.2	1.2	2.5
Total	$41.8	100.0%	$47.4	100.0%

	Six Months Ended June 30,
	2013		2012
	Revenues	Percent	Revenues	Percent
Fish Meal	$53.4	58.9%	$48.2	54.5%
Fish Oil	9.6	10.6	16.7	18.7
Refined Fish Oil	11.2	12.3	8.3	9.4
Fish Solubles	2.6	2.9	2.2	2.5
Dietary Supplement and Food Ingredients and Products(1)	12.7	14.0	10.4	11.8
Other	1.2	1.3	2.7	3.1
Total	$90.7	100.0%	$88.5	100.0%

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

At June 30, 2013, the Company had no borrowings under its bank credit facility and $3.9 million in letters of credit support obligations outstanding. The carrying values and respective fair values of the Company’s long-term debt are presented below (in thousands). The fair value of the Company’s long-term debt is estimated based on the quoted market prices available to the Company for issuance of similar debt with similar terms at June 30, 2013 and December 31, 2012.

	June 30,	December 31,
	2013	2012
Long-term Debt (Level 2):
Carrying Value	$25,731	$27,300
Estimated Fair Market Value	$27,409	$29,940

The following tables set forth by level within the fair value hierarchy the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2013 and December 31, 2012. As required by FASB ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	June 30, 2013
				Assets
	Fair Value Measurements Using			(Liabilities) at
	Level 1	Level 2	Level 3	Fair Value
Assets (Liabilities) (in thousands)
Energy swap	$—	$(121)	$—	$(121)
Total Assets (Liabilities)	$—	$(121)	$—	$(121)

	December 31, 2012
				Assets
	Fair Value Measurements Using			(Liabilities) at
	Level 1	Level 2	Level 3	Fair Value
Assets (Liabilities) (in thousands)
Energy swap	$—	$134	$—	$134
Total Assets (Liabilities)	$—	$134	$—	$134

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

The following table provides a reconciliation of all assets and (liabilities) measured at fair value on a recurring basis which use Level 3 or significant unobservable inputs or significant value drivers for the three and six months ended June 30, 2013 and 2012 (in thousands). There have been no transfers between the hierarchy levels for the periods presented. The interest rate swap agreements matured at the end of March 2012 and are no longer outstanding.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3 Inputs) (in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Beginning liability balance	$—	$—	$—	$(103)

Net loss reclassified into interest expense related to interest rate swap transactions unrealized	—	—	—	—
Net change associated with current period interest rate swap transactions realized	—	—	—	103

Ending liability balance	$—	$—	$—	$—

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

The Company operates through two primary industry segments: animal nutrition and human nutrition. The animal nutrition segment is comprised primarily of two subsidiaries: Omega Protein, Inc. and Omega Shipyard, Inc. Omega Protein, Inc. (“Omega Protein”), the Company’s principal operating subsidiary, is predominantly dedicated to the production of animal nutrition products and operates in the menhaden harvesting and processing business and is the successor to a business conducted since 1913. Omega Protein operates four menhaden processing plants: two in Louisiana, one in Mississippi and one in Virginia. The Company also operates a Health and Science Center in Reedville, Virginia, which provides 100-metric tons per day fish oil input capacity for the Company’s food, industrial and feed grade oils. A portion of Omega Protein’s production is transferred to the human nutrition segment where it is further processed and sold. Omega Shipyard, Inc. (“Omega Shipyard”) owns and operates a drydock facility in Moss Point, Mississippi that is used to provide shoreside maintenance for Omega Protein’s fishing fleet and, subject to outside demand and excess capacity, occasionally for third-party vessels. The human nutrition segment is comprised primarily of three subsidiaries: Cyvex Nutrition, Inc., InCon Processing, L.L.C. and Wisconsin Specialty Protein, L.L.C. (“WSP”). Cyvex Nutrition, Inc. (“Cyvex”) was acquired by the Company in December 2010, is located in Irvine, California and is an ingredient provider in the nutraceutical industry. InCon Processing, L.L.C. (“InCon”), acquired by the Company in September 2011, is located in Batavia, Illinois and is a specialty toll processor that utilizes molecular distillation technology to concentrate a variety of compound products, including Omega-3 fish oils. WSP, acquired by the Company on February 27, 2013, is a manufacturer and marketer of specialty diary protein products headquartered in Madison, Wisconsin and operates a production facility in Reedsburg, Wisconsin. For additional information related to the Company’s acquisition of WSP, see Note 2 – Acquisition of Wisconsin Specialty Protein, L.L.C. to the unaudited condensed consolidated financial statements. The Company also has a technical center in Houston, Texas, the Omega Protein Technology and Innovation Center, which has food science application labs as well as analytical, sensory, lipids research and pilot plant capabilities.

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

Company Overview

Certain amounts applicable to the prior periods have been reclassified to conform to the classifications currently followed. Specifically, charges related to the U.S. Attorney investigation were reclassified from selling, general and administrative expenses to “Charges related to U.S. Attorney investigation” in the unaudited condensed consolidated statement of comprehensive income for the three and six months ended June 30, 2012. Such reclassifications do not affect current assets, net cash provided by operating activities, operating income, net income, earnings or stockholders’ equity.

The presentation of our unaudited condensed consolidated statements of comprehensive income for the three and six month periods ended June 30, 2012 was revised to classify $2.4 million and $3.8 million, respectively, of shipping and handling related costs that were previously classified against revenue to cost of sales.  These revisions were not considered to be material, individually or in the aggregate, to previously issued financial statements. These revisions had no effect on the results of operations (net or comprehensive income), financial condition (stockholders’ equity), or cash flows in any period presented or in any previously issued financial statements.

Revenues Composition. The following table sets forth Omega Protein’s revenues by product (in millions) and the approximate percentage of total revenues represented thereby, for the indicated periods:

	Three Months Ended June 30,
	2013		2012
	Revenues	Percent	Revenues	Percent
Fish Meal	$26.0	62.2%	$26.5	56.0%
Fish Oil	1.7	4.1	10.1	21.3
Refined Fish Oil	5.7	13.6	4.1	8.6
Fish Solubles	1.1	2.6	1.2	2.5
Dietary Supplement and Food Ingredients and Products	6.8	16.3	4.3	9.1
Other	0.5	1.2	1.2	2.5
Total	$41.8	100.0%	$47.4	100.0%

	Six Months Ended June 30,
	2013		2012
	Revenues	Percent	Revenues	Percent
Fish Meal	$53.4	58.9%	$48.2	54.5%
Fish Oil	9.6	10.6	16.7	18.7
Refined Fish Oil	11.2	12.3	8.3	9.4
Fish Solubles	2.6	2.9	2.2	2.5
Dietary Supplement and Food Ingredients and Products	12.7	14.0	10.4	11.8
Other	1.2	1.3	2.7	3.1
Total	$90.7	100.0%	$88.5	100.0%

The following table sets forth Omega Protein’s revenues by geography (in millions) and the approximate percentage of total revenues represented thereby, for the indicated periods:

	Three Months Ended June 30,
	2013		2012
	Revenues	Percent	Revenues	Percent

Domestic Revenues	$28.8	68.9%	$22.1	46.6%
Export Revenues	13.0	31.1	25.3	53.4
Total	$41.8	100.0%	$47.4	100.0%

OMEGA PROTEIN CORPORATION

	Six Months Ended June 30,
	2013		2012
	Revenues	Percent	Revenues	Percent

Domestic Revenues	$55.8	61.6%	$45.8	51.8%
Export Revenues	34.9	38.4	42.7	48.2
Total	$90.7	100.0%	$88.5	100.0%

 Menhaden Fishing

2013 Fishing Information.  At June 30, 2013, Omega Protein owned a fleet of 40 vessels and 32 spotter aircraft for use in its fishing operations and also leased additional aircraft where necessary to facilitate operations. During the 2013 fishing season in the Gulf of Mexico, which runs from mid-April through October, Omega Protein is operating 24 fishing and carry vessels and 26 spotter aircraft. The fishing area in the Gulf is generally located along the Gulf Coast, with a concentration off the Louisiana and Mississippi coasts. The fishing season along the Atlantic coast began in June and can extend into early December. During the 2013 season, Omega Protein is operating 7 fishing vessels and 7 leased spotter aircraft along the Mid-Atlantic coast. The remaining fleet of fishing vessels and spotter aircraft are not routinely operated during the fishing season and are back-up to the active fleet, used for other transportation purposes, inactive or in the process of refurbishment in the Company’s shipyard. Historical fish catch and production results at the end of the second quarter for the past five years are as follows:

	2013	2012	2011	2010	2009
Fish Catch in tons as of June 30,	124,612	229,564	188,403	166,552	139,136
Fish meal, oil and solubles production in tons(excludes refined)	49,542	75,242	65,848	58,164	55,570

The Company cautions that because of the volatility of fish catch generally, partial year catch numbers are not indicative of results that may be expected for a full year. In addition, fish catch, yields and production, which affect inventory costs and volumes available for sale, fluctuate from year to year and month to month. The Company’s 2013 fish catch and related production results through June 30, 2013 have been the lowest in its recent history. For illustrative purposes, the Company’s fish meal, oil and solubles production for the 2013 fishing season through June 30, 2013 is lower by 21.7% compared to the Company’s five year fish meal, oil and solubles production average. This reduction is due in part to the Company’s decision to delay the start of its 2013 Atlantic fishing season and utilize one less vessel due to the limit on fish caught in the Atlantic Ocean enacted in 2013, and lower than normal fish catch at the beginning of the 2013 Gulf of Mexico fishing season, partially offset by improved oil yields. The impact of the low fish meal, oil and solubles production could result in significantly higher per unit inventory cost and fewer volumes available for future sale. These higher unit costs and fewer volumes available for sale have marginally adversely impacted financial results for the second quarter of 2013 and could adversely affect financial results through the second quarter of 2014 if production does not increase.

Sales Contracts. Omega Protein sells a material portion of its products on up to a twelve-month forward contract basis with the balance sold on a spot basis through purchase orders. Omega Protein’s sales contracts generally contain force majeure and other production allocation provisions. Historically, fish meal and fish oil sold on a forward contract basis has fluctuated from year to year based upon perceived market availability and forward price expectations. As of June 30, 2013, Omega Protein had sold forward on a contract basis approximately 65,000 short tons of fish meal and 20,000 metric tons of fish oil for 2013, contingent on 2013 production and product availability.  Of these 2013 forward sales, approximately half of the fish oil sales were contracted in 2011; all of the fish meal and the remainder of the fish oil sales were contracted in 2012 and 2013. As a basis of comparison, as of June 30, 2012, Omega Protein had sold forward on a contract basis approximately 91,000 short tons of fish meal and 27,000 metric tons of fish oil for 2012.

Omega Protein’s annual revenues are highly dependent on pricing, annual fish catch, production yields and inventories. Inventory is generally carried over from one year to the next year and Omega Protein determines the level of inventory to be carried over based on existing contracts, prevailing market prices of the products and anticipated customer usage and demand during the off-season. Thus, production volume does not necessarily correlate with sales volume in the same year and sales volumes will fluctuate from quarter to quarter. Omega Protein’s fish meal products have a useable life of approximately one year from date of production. Practically, however, Omega Protein attempts to empty its warehouses of the previous season’s products by the second or third month of the new fishing season. Omega Protein’s crude fish oil products do not lose efficacy unless exposed to oxygen and, therefore, their storage life typically is longer than that of fish meal.

 OMEGA PROTEIN CORPORATION

Customers and Marketing.    Most of Omega Protein’s marine protein products are sold directly to approximately 300 customers by Omega Protein’s agriproducts sales department, while a smaller amount is sold through independent sales agents and the Company’s human nutrition segment. Omega Protein’s animal nutrition segment product inventory was $40.5 million as of June 30, 2013 versus $45.3 million as of December 31, 2012.

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

Competition.    Omega Protein competes with a smaller domestic privately-owned menhaden fishing company and with numerous fish processors outside the United States. In addition, but to a lesser extent, the Company’s marine protein and oil business is also subject to significant competition from producers of vegetable and other animal protein products and oil products. Many of these competitors have significantly greater financial resources and more extensive and diversified operations than those of the Company.

Omega Protein competes on price, quality and performance characteristics of its products, such as protein level and amino acid profile in the case of fish meal. The principal competition for Omega Protein’s fish meal and fish solubles is from other global marine proteins as well as other protein sources such as soybean meal and other vegetable or animal protein products. Omega Protein believes, however, that these other non-marine sources are not complete substitutes because fish meal offers nutritional values not contained in such other sources. Other globally produced fish oils provide the primary market competition for Omega Protein’s fish oil, as well as soybean and rapeseed oil.

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

 OMEGA PROTEIN CORPORATION

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

 OMEGA PROTEIN CORPORATION

In April 2010, the Company received a request for information from the EPA concerning its bail wastewater practices used in its fishing operations at its Reedville facility. In February 2011, the U.S. Coast Guard conducted inspections at the Company’s Reedville facility regarding the Reedville vessels’ bilge water discharge practices. Based on these inquiries, both agencies commenced investigations of the Company’s bail waste water and bilge water practices at its Reedville facility.

In June 2013, the Company’s subsidiary, Omega Protein, Inc., resolved both the U.S. Coast Guard and EPA investigations by entering into a plea agreement with the United States Attorney’s Office for the Eastern District of Virginia. Pursuant to terms of the plea agreement, the Company’s subsidiary pled guilty to two Clean Water Act violations. The plea agreement required the subsidiary to pay a $5.5 million fine, be placed on a three year term of probation, and implement an environmental compliance program. In addition to the $5.5 million fine, the subsidiary was required to make a $2 million contribution to the National Fish and Wildlife Foundation to fund projects in Virginia related to the protection of the environmental health of the Chesapeake Bay. The plea agreement was approved by the U.S. District Court for the Eastern District of Virginia in June 2013 and the subsidiary paid both the $5.5 million fine and the $2.0 million contribution in July 2013.

The Company had requested a waiver from the Coast Guard for its Gulf of Mexico fleet regarding the use of certain vessel equipment applicable to “ocean-going vessels” (as defined by Coast Guard regulations) that operate beyond the 12 nautical mile limit and in April 2013 the Coast Guard granted the Company a partial waiver for its 2013 fishing season only that allows the Company to travel, but not fish, outside 12 nautical miles of shore. The Company has a pending waiver request with the Coast Guard to allow its vessels to fish beyond the 12 nautical mile limit. If the Coast Guard does not grant this waiver, the Company will have to continue restricting its 2013 fishing to within 12 nautical miles of shore or install additional equipment on its vessels which will result in additional expense.

The Company has made, and anticipates that it will make in the future, expenditures in the ordinary course of its business in connection with environmental and regulatory matters. It is possible that newly enacted or existing environmental laws and regulations could require material expenditures or otherwise adversely affect the Company’s operations.

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

 OMEGA PROTEIN CORPORATION

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

Products.  Cyvex markets and sells an extensive list of nutraceutical ingredients derived from fruit, vegetable and botanicals.  Cyvex’s products include the following signature ingredients, including:

• OmegaActiv® is a concentrated form of refined fish oil which is manufactured as a dietary supplement ingredient;

•AvoVida®, Avocado/ Soy Unsaponifiables, for joint support;

•BioVinca®, Vinpocetine supports brain function;

•BioVin®, a GRAS (Generally Regarded as Safe) grape extract for cardiovascular support;

•Novusetin™, a mental acuity ingredient for use in dietary supplements;

•Euro Black Currant, a berry extract that provides anthocyanins with a high ORAC (Oxygen Radical Absorbance Capacity value);

•BroccoPhane®, a broccoli sprout concentrate containing sulforophane;

•OmegaPure® is a highly refined menhaden oil designed to deliver a stable, odorless, flavorless source of Omega-3 fatty acids to enhance human nutrition. OmegaPure® is also kosher-certified by Orthodox Union.

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

 OMEGA PROTEIN CORPORATION

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

Regulation. The processing, formulation, safety, manufacturing, packaging, labeling, advertising, and distribution of Cyvex, InCon and WSP products are subject to regulation by one or more federal agencies, including the Food and Drug Administration (“FDA”), the Federal Trade Commission (“FTC”), the Consumer Product Safety Commission (“CPSC”), the United States Department of Agriculture (“USDA”), and the Environmental Protection Agency (“EPA”), and by various agencies of the states and localities in which the products are sold. The area of business that these and other authorities regulate include, among others:

•    claims and advertising;
•    labels;
•    ingredients; and
•    manufacturing, distributing, importing, selling and storing of products.

In particular, the FDA regulates the formulation, manufacturing, packaging, storage, labeling, promotion, importation, and distribution and sale of dietary supplements and food ingredients in the United States, while the FTC regulates marketing and advertising claims.

Some WSP products are packaged and sold directly to retailers and consumers, and therefore are subject to greater oversight and enforcement action by the FTC. In recent years, the FTC has instituted numerous enforcement actions against consumer packaged goods companies for failure to have adequate substantiation for claims made in advertising or for use of false or misleading advertising claims. Such actions could result in substantial financial penalties and significantly restrict the marketing of the Company’s dietary supplement products.

New Legislation and Regulations. Legislation or regulations may be introduced which, if passed, would impose substantial new regulatory requirements on the manufacture, packaging, labeling, advertising and distribution and sale of Cyvex and WSP products. The Company cannot determine what effect additional domestic or international governmental legislation, regulations, or administrative orders, when and if promulgated, would have on Company’s business in the future. New legislation or regulations may require the reformulation, elimination, or relabeling of certain products to meet new standards and revisions to certain sales and marketing materials, and it is possible that the costs of complying with these new regulatory requirements would be material.

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

 OMEGA PROTEIN CORPORATION

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

Interim Results for the Second Quarters ended June 30, 2013 and June 30, 2012

Animal Nutrition

	Three Months Ended June 30,
	2013	2012	Increase (Decrease)
	(in millions)
Revenues	$34.5	$42.5	$(8.0)
Cost of sales	22.8	36.8	(14.0)
Gross profit	11.7	5.7	6.0

Selling, general and administrative expenses (including research and development)	0.7	0.6	0.1
Charges related to U.S. Attorney investigation	—	0.1	(0.1)
Other (gains) and losses	—	(3.4)	3.4
Operating income	$11.0	$8.4	$2.6

Revenues.    Animal nutrition related revenues decreased $8.0 million, or 18.9%, from $42.5 million for the three months ended June 30, 2012 to $34.5 million for the three months ended June 30, 2013. The decrease in animal nutrition related revenues was primarily due to decreased sale volumes of 24.6% and 77.1% for the Company’s fish meal and fish oil, respectively, partially offset by increased sales prices of 29.8% and 126.9% for the Company’s fish meal and fish oil, respectively. Considering fish meal, fish oil and fish solubles sales activities in total, the Company experienced a $13.2 million decrease in revenue due to decreased sales volumes, partially offset by increased sales prices, when comparing the three months ended June 30, 2013 and 2012. The increase in fish meal sales prices for the three months ended June 30, 2013 is primarily due to sales made pursuant to contracts entered into during 2012 when fish meal prices were higher due to a decreased global supply of fish meal available for sale, particularly from South America, as compared to the three months ended June 30, 2012, when sales were made pursuant to contracts entered into during 2011. The increase in fish oil sales prices is due primarily to changes in product mix, as well as a limited global supply and increased demand primarily from the aquaculture and human supplement industries. The decreases in fish meal and fish oil sales volumes for the three months ended June 30, 2013 are primarily due to the timing of contracts and reduced available inventory due to low 2012 fish oil yields. Omega Shipyard’s third party revenues were $0.2 million for the three months ended June 30, 2012 due to a barge construction contract. There were no shipyard third party revenues for the three months ended June 30, 2013.

 OMEGA PROTEIN CORPORATION

Cost of sales.    Animal nutrition related cost of sales, including depreciation and amortization, for the three months ended June 30, 2013 was $22.8 million, an decrease of $14.0 million, or 38.0%, as compared to the three months ended June 30, 2012. Cost of sales as a percentage of revenues was 66.1% for the three months ended June 30, 2013 as compared to 86.6% for the three months ended June 30, 2012. The decrease in cost of sales as a percentage of revenues was primarily the result of increased revenue per unit of 33%, partially offset by increased cost per unit of sales of 3% during the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. The increase in revenue per unit is primarily due to fish meal and fish oil sales prices as discussed above in revenues. The increase in cost per unit of sales during three months ended June 30, 2013 is primarily due to the increase in the 2012 inventory cost per unit as a result of decreased fish oil yields experienced in the 2012 fishing season as well as initial estimates of the 2013 inventory cost per unit, partially offset by a change in the product mix. The impact of reduced fish catch and production has resulted in higher per unit inventory cost and fewer volumes available for future sale, which have adversely impacted financial results for the second quarter of 2013 and if fish catch and production do not improve could be expected to adversely affect financial results through the second quarter of 2014. Omega Shipyard’s third party cost of sales was $0.8 million for the three months ended June 30, 2012. There was no shipyard third party cost of sales for the three months ended June 30, 2013.

Gross profit.    Animal nutrition related gross profit increased $6.0 million, or 105.2%, from $5.7 million for the three months ended June 30, 2012 to $11.7 million for the three months ended June 30, 2013. Gross profit as a percentage of revenue was 33.9% for the three months ended June 30, 2013 as compared to 13.4% for the three months ended June 30, 2012. The increase in gross profit as a percentage of revenue was primarily due to the increase in revenue per unit as discussed above. Omega Shipyard’s gross loss was $0.6 million for the three months ended June 30, 2012.

Selling, general and administrative expenses.    Animal nutrition related selling, general and administrative expenses increased $0.1 million, from $0.6 million for the three months ended June 30, 2012 to $0.7 million for the three months ended June 30, 2013. The increase in selling, general and administrative expenses is primarily due to increased employee related compensation.

Charges related to U.S. Attorney investigation.    During the three months ended June 30, 2012, the Company recognized charges of $0.1 million, related to a previously disclosed ongoing investigation by the U.S. Attorney’s Office in the Eastern District of Virginia.  These charges relate to legal fees. The Company did not recognize additional expenses related to this matter during the three months ended June 30, 2013.

Other (gains) and losses.    The Company recorded animal nutrition related gains for the three months ended June 30, 2012 of $3.4 million primarily related to net gain for the Morgan City, Louisiana facility that was sold and partially offset by the net loss on disposal of certain assets.

Human Nutrition

	Three Months Ended June 30,
	2013	2012	Increase (Decrease)
	(in millions)
Revenues	$7.3	$5.0	$2.3
Cost of sales	5.7	3.8	1.9
Gross profit	1.6	1.2	0.4

Selling, general and administrative expenses (including research and development)	1.8	1.0	0.8
Other (gains) and losses	—	—	—
Operating income	$(0.2)	$0.2	$(0.4)

Revenues.    Human nutrition related revenues increased $2.3 million or 47.0% from $5.0 million during the three months ended June 30, 2012 to $7.3 million during the three months ended June 30, 2013. Cyvex contributed $4.4 million of revenue during the three months ended June 30, 2013 as compared to $4.3 million for the three months ended June 30, 2012. InCon supplied $0.5 million of revenue during the three months ended June 30, 2013 as compared to $0.7 million for the three months ended June 30, 2012. WSP, acquired by the Company on February 27, 2013, contributed $2.4 million of revenue for the three months ended June 30, 2013.

Cost of sales.    Human nutrition related cost of sales, including depreciation and amortization, for the three months ended June 30, 2013 was $5.7 million, a $1.9 million increase or 49.5%, as compared to the three months ended June 30, 2012. Human nutrition related cost of sales as a percentage of revenue increased slightly from 76.7% for the three months ended June 30, 2012 to 77.9% for the three months ended June 30, 2013. Cyvex’s cost of sales was $2.8 million during the three months ended June 30, 2013 as compared to $2.6 million in the three months ended June 30, 2012. InCon cost of sales was $1.3 million during the three months ended June 30, 2013 and 2012. WSP’s cost of sales was $1.6 million for the three months ended June 30, 2013.

 OMEGA PROTEIN CORPORATION

Gross profit.    Human nutrition related gross profit increased $0.4 million, or 39.1% from $1.2 million for the three months ended June 30, 2012 to $1.6 million for the three months ended June 30, 2013. Gross profit as a percentage of revenue was 22.1% for the three months ended June 30, 2013 as compared to 23.3% for the three months ended June 30, 2012. The slight decrease reflects reduced tolling revenues and transition costs associated with the conversion of InCon’s plant for processing Omega Protein’s fish oil, partially offset by the addition of WSP, which was acquired on February 27, 2013.

Selling, general and administrative expenses.    Human nutrition related selling, general and administrative expenses increased $0.8 million, or 100.8%, from $1.0 million for the three months ended June 30, 2012 to $1.8 million for the three months ended June 30, 2013. The increase in selling, general and administrative expenses is primarily due to the acquisition of WSP on February 27, 2013.

Unallocated

	Three Months Ended June 30,
	2013	2012	Increase (Decrease)
	(in millions)
Selling, general and administrative expenses (including research and development)	$4.1	$4.5	$(0.4)
Operating income	$(4.1)	$(4.5)	$0.4

Selling, general and administrative expenses (including research and development).    Unallocated selling, general and administrative expenses decreased $0.4 million, or 9.1%, from $4.5 million for the three months ended June 30, 2012 to $4.1 million for the three months ended June 30, 2013. The decrease in selling, general and administrative expenses is primarily due to decreased stock option amortization expense recognized during the three months ended June 30, 2013 as compared to the three months ended June 30, 2012.

Other non-segmented results of operation

Interest income. Interest income decreased by $1,000 from $3,000 for the three months ended June 30, 2012 to $2,000 for the three months ended June 30, 2013.

Interest expense.    Interest expense was $0.5 million for the three months ended June 30, 2013 as compared to $0.3 million for the three months ended June 30, 2012. Capitalized interest, which offsets interest expense, was $26,000 and $0.2 million for the three months ended June 30, 2013 and June 30, 2012, respectively.

Other expense, net.    Other expense, net was $0.1 million for the three months ended June 30, 2013 and June 30, 2012.

Provision for income taxes.    The Company recorded a $2.1 million provision for income taxes for the three months ended June 30, 2013 representing an effective tax rate of 34.7% for income taxes compared to 34.0% for the three months ended June 30, 2012. The statutory tax rate of 35% for U.S. federal taxes was in effect for the three month periods ended June 30, 2013 and 2012.

Interim Results for the Six Months ended June 30, 2013 and June 30, 2012

Animal Nutrition

	Six Months Ended June 30,
	2013	2012	Increase (Decrease)
	(in millions)
Revenues	$76.8	$76.7	$0.1
Cost of sales	53.9	63.9	(10.0)
Gross profit	22.9	12.8	10.1

Selling, general and administrative expenses (including research and development)	1.3	1.3	—
Charges related to U.S. Attorney investigation	—	0.3	(0.3)
Other (gains) and losses	0.4	(3.8)	4.2
Operating income	$21.2	$15.0	$6.2

 OMEGA PROTEIN CORPORATION

Revenues.    Animal nutrition related revenues increased $0.1 million, or 0.1%, from $76.7 million for the six months ended June 30, 2012 to $76.8 million for the six months ended June 30, 2013. The increase in animal nutrition related revenues was primarily due to increased sales prices of 21.5% and 57.2% for the Company’s fish meal and fish oil, respectively, partially offset by decreased sales volumes of 8.8% and 47.0% for the Company’s fish meal and fish oil, respectively. Considering fish meal, fish oil and fish solubles sales activities in total, the Company experienced a $17.6 million increase in revenues due to the increase in sales prices and an offsetting decrease in revenue due to decreased sales volumes, when comparing the six months ended June 30, 2013 and 2012. The increase in fish meal sales prices for the six months ended June 30, 2013 is primarily due to sales made pursuant to contracts entered into during 2012 when fish meal prices were higher due to a decreased global supply of fish meal available for sale, particularly from South America, as compared to the six months ended June 30, 2012, when sales were made pursuant to contracts entered into during 2011. The increase in fish oil sales prices is due primarily to changes in product mix, as well as a limited global supply and increased demand primarily from the aquaculture and human supplement industries. The decreases in fish meal and fish oil sales volumes for the six months ended June 30, 2013 are primarily due to the timing of contracts and reduced available inventory due to low 2012 fish oil yields. Omega Shipyard’s third party revenues were $1.1 million for the six months ended June 30, 2012 due to a barge construction contract. There were no shipyard third party revenues for the six months ended June 30, 2013.

Cost of sales.    Animal nutrition related cost of sales, including depreciation and amortization, for the six months ended June 30, 2013 was $53.9 million, a decrease of $10.0 million, or 15.7%, as compared to the six months ended June 30, 2012. Cost of sales as a percentage of revenues was 70.2% for the six months ended June 30, 2013 as compared to 83.3% for the six months ended June 30, 2012. The decrease in cost of sales as a percentage of revenues was primarily the result of increased revenue per unit of 24%, partially offset by increased cost per unit of sales of 5% during the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. The increase in revenue per unit is primarily due to fish meal and fish oil sales prices as discussed above in revenues. The increase in cost per unit of sales during six months ended June 30, 2013 is primarily due to the increase in the 2012 inventory cost per unit as a result of decreased fish oil yields experienced in the 2012 fishing season as well as initial estimates of the 2013 inventory cost per unit, partially offset by a change in the product mix. Omega Shipyard’s third party cost of sales was $1.4 million for the six months ended June 30, 2012. There was no shipyard third party cost of sales for the six months ended June 30, 2013.

Gross profit.    Animal nutrition related gross profit increased $10.1 million, or 78.6%, from $12.8 million for the six months ended June 30, 2012 to $22.9 million for the six months ended June 30, 2013. Gross profit as a percentage of revenue was 29.8% for the six months ended June 30, 2013 as compared to 16.7% for the six months ended June 30, 2012. The increase in gross profit as a percentage of revenue was primarily due to the increase in revenue per unit as discussed above. Omega Shipyard’s gross loss was $0.3 million for the six months ended June 30, 2012.

Selling, general and administrative expenses.    Animal nutrition related selling, general and administrative expenses was consistent at $1.3 million for the six months ended June 30, 2013 and 2012.

Charges related to U.S. Attorney investigation.    During the six months ended June 30, 2012, the Company recognized charges of $0.3 million, related to a previously disclosed ongoing investigation by the U.S. Attorney’s Office in the Eastern District of Virginia.  These charges relate to legal fees. The Company did not recognize additional expenses related to this matter during the six months ended June 30, 2013.

Other (gains) and losses.    The Company recorded animal nutrition related losses for the six months ended June 30, 2013 of $0.4 million primarily relating to a $0.3 million reduction in an insurance receivable associated with the 2011 F/V Sandy Point incident. The Company recorded a net gain on disposal of assets of $3.8 million for the six months ended June 30, 2012 primarily related to net gain for the Morgan City, Louisiana facility that was sold during June 2012 and insurance proceeds for property that was damaged and inventory that was lost in 2011, partially offset by the net loss on disposal of certain assets.

 OMEGA PROTEIN CORPORATION

Human Nutrition

	Six Months Ended June 30,
	2013	2012	Increase (Decrease)
	(in millions)
Revenues	$13.9	$11.8	$2.1
Cost of sales	11.4	8.9	2.5
Gross profit	2.5	2.9	(0.4)

Selling, general and administrative expenses (including research and development)	3.2	1.9	1.3
Other (gains) and losses	—	—	—
Operating income	$(0.7)	$1.0	$(1.7)

Revenues.    Human nutrition related revenues increased $2.1 million or 17.6% from $11.8 million during the six months ended June 30, 2012 to $13.9 million during the six months ended June 30, 2013. Cyvex contributed $9.4 million of revenue during the six months ended June 30, 2013 as compared to $10.4 million for the six months ended June 30, 2012. Cyvex’s decrease in revenue was due to reduced sales volume which was partially offset by an increase in OmegaActiv revenue. InCon supplied $1.2 million of revenue during the six months ended June 30, 2013 compared to $1.4 million for the six months ended June 30, 2012. WSP, acquired by the Company on February 27, 2013, contributed $3.3 million of revenue for the six months ended June 30, 2013.

Cost of sales.    Human nutrition related cost of sales, including depreciation and amortization, for the six months ended June 30, 2013 was $11.4 million, a $2.5 million increase, or 28.3%, as compared to the six months ended June 30, 2012. Human nutrition related cost of sales as a percentage of revenue increased from 75.4% for the six months ended June 30, 2012 to 82.2% for the six months ended June 30, 2013. The increase is the largely the result of InCon cost of sales, which increased to $3.1 million for the six months ended June 30, 2013 from $2.5 million in the six months ended June 30, 2012 due to transition costs associated with the conversion of InCon’s plant for processing Omega Protein’s fish oil. Cyvex’s cost of sales was $6.1 million during the six months ended June 30, 2013 as compared to $6.4 million in the six months ended June 30, 2012. WSP’s cost of sales was $2.2 million for the six months ended June 30, 2013. WSP’s cost of sales was negatively impacted by the one time inventory write-up to fair value that was made in conjunction with WSP being acquired by the Company in February 2013.

Gross profit.    Human nutrition related gross profit decreased $0.4 million, or 15.2%, from $2.9 million for the six months ended June 30, 2012 to $2.5 million for the six months ended June 30, 2013. Gross profit as a percentage of revenue was 17.8% for the six months ended June 30, 2013 as compared to 24.6% for the six months ended June 30, 2012. The decrease in gross profit as a percentage of revenue was primarily due to the conversion of the InCon plant as described above. In addition, gross profit as a percentage of revenue was negatively impacted by the one time inventory write-up to fair value that was made in conjunction with WSP being acquired by the Company in February 2013.

Selling, general and administrative expenses.    Human nutrition related selling, general and administrative expenses increased $1.3 million, or 64.3%, from $1.9 million for the six months ended June 30, 2012 to $3.2 million for the six months ended June 30, 2013. The increase in selling, general and administrative expenses is primarily due to the acquisition of WSP on February 27, 2013.

Unallocated

	Six Months Ended June 30,
	2013	2012	Increase (Decrease)
	(in millions)
Selling, general and administrative expenses (including research and development)	$9.1	$8.6	$0.5
Operating income	$(9.1)	$(8.6)	$(0.5)

Selling, general and administrative expenses (including research and development).    Unallocated selling, general and administrative expenses increased $0.5 million, or 5.8%, from $8.6 million for the six months ended June 30, 2012 to $9.1 million for the six months ended June 30, 2013. The increase in selling, general and administrative expenses is primarily due to professional expenses including costs related to the acquisition of WSP on February 27, 2013, partially offset by decreased stock option amortization expense during the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.

Other non-segmented results of operation

Interest income. Interest income was $10,000 for the six months ended June 30, 2013 and 2012.

 OMEGA PROTEIN CORPORATION

Interest expense.    Interest expense was $0.9 million for the six months ended June 30, 2013 as compared to $0.7 million for the six months ended June 30, 2012. Capitalized interest, which offsets interest expense, was $0.1 million and $0.4 million for the six months ended June 30, 2013 and 2012, respectively.

Other expense, net.    Other expense, net was $0.2 million for the six months ended June 30, 2013 and 2012.

Provision for income taxes.    The Company recorded a $3.5 million provision for income taxes for the six months ended June 30, 2013 representing an effective tax rate of 34.1% for income taxes compared to 33.2% for the six months ended June 30, 2012. The statutory tax rate of 35% for U.S. federal taxes was in effect for the six months ended June 30, 2013 and 2012.

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

At June 30, 2013, the Company had an unrestricted cash balance of $21.5 million, a decrease of $34.5 million from December 31, 2012. This decrease was primarily due to the acquisition of WSP, expenditures related to the 2013 fishing season, capital spending and debt payments, and was partially offset by the sale of inventory and proceeds from the exercise of stock options. Omega Protein’s annual revenues and its resulting liquidity are highly dependent on annual fish catch, production yields, selling prices for its products and inventories available for sale. Omega Protein’s average selling prices for its animal nutrition ingredients for six months ended June 30, 2013 were 21.2% higher than its average selling prices for the year ended December 31, 2012. Additionally, Omega Protein’s animal nutrition business experienced a 3.4% higher per unit cost of sales during the six months ended June 30, 2013 as compared to the year ended December 31, 2012.

The aggregate amount of the Company’s outstanding indebtedness as of June 30, 2013 was approximately $25.7 million compared to approximately $27.3 million as of December 31, 2012. The Company has a moderately leveraged financial structure which could limit its financial flexibility. In particular, the Company will be required to use a portion of its cash flows to pay principal and interest on its debt, which will reduce the amount of money the Company has for operations, capital expenditures, expansion, acquisitions or general corporate or other business activities. In addition, the covenants contained in the Company’s debt agreements limit its ability to borrow money in the future for acquisitions, capital expenditures or to meet the Company’s operating expenses or other general corporate obligations. See “Risk Factors - The Company has a moderate amount of indebtedness, which may adversely affect its ability to operate its business, remain in compliance with debt covenants and make payments on its debt” in the Company’s 2012 Form 10-K.

As of June 30, 2013, the Company has or had contracted through energy swap derivatives or future physical purchases for a substantial portion of its estimated 2013 energy use.

 OMEGA PROTEIN CORPORATION

Source of Capital: Operations

Net cash flow provided by (used in) operating activities increased from approximately ($17.4) million for the six months ended June 30, 2012 to $2.3 million for the six month period ended June 30, 2013. The increase in operating cash flow is primarily attributable to increased net income and changes in working capital driven by normal business operations.

Source of Capital: Debt

Net financing activities provided cash of $2.3 million and used cash of $1.6 million during the six months ended June 30, 2013 and 2012, respectively. The six month period ended June 30, 2013 included $4.2 million in proceeds and tax effects received from stock options exercised and $1.9 million in debt and capital lease principal payments. The six month period ended June 30, 2012 included $1.7 million in debt and capital lease principal payment and $0.4 million of debt issuance costs partially offset by $0.5 million in proceeds and tax effects received from stock options exercised. The Company may use approximately $5 million to purchase the real property subject to the WSP capital lease within the upcoming twelve months.

In June 2011, pursuant to the Title XI program, the United States Department of Commerce Fisheries Finance Program (the “FFP”) approved a financing application made by the Company in the amount of $10.0 million (the “Approval Letter”). To date, the Company has not submitted any financing requests under the Approval Letter which expires on June 20, 2016. As of June 30, 2013, the Company had approximately $25.7 million of borrowings outstanding under Title XI and was in compliance with all of the covenants contained therein.

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

All Loans and all other obligations outstanding under the Loan Agreement are payable in full on March 21, 2017. As of June 30, 2013 and December 31, 2012, the Company had no amounts outstanding under the $60 million Loan Agreement and approximately $3.9 million and $3.1 million, respectively, in letters of credit. As of June 30, 2013, the Company was in compliance with all financial covenants under the Loan Agreement and expects to be in compliance during the next twelve months. The Company has no off-balance sheet arrangements other than normal operating leases and standby letters of credit.

The Company’s notes payable and long-term debt are more fully explained in Note 11 to the consolidated financial statements of the Company’s Form 10-K for the fiscal year ended December 31, 2012.

Use of Capital: Operations

Net investing activities, without acquisition activities, used cash of $12.4 million and $10.7 million for the six month periods ended June 30, 2013 and 2012, respectively. The Company’s investing activities consist mainly of acquisition costs and capital expenditures for equipment purchases, replacements, vessel refurbishments, and fish oil refining processes. The Company made capital expenditures of approximately $12.6 million and $16.6 million, for the six month periods ended June 30, 2013 and 2012, respectively. The Company anticipates making $7 million to $11 million in capital expenditures during the remainder of 2013, excluding capitalized interest, primarily for the construction and refurbishment of vessels and plant assets and for the repair of certain equipment. Additional investment opportunities or requirements may arise during the year, which could cause capital expenditures to exceed this range. The Company also plans to make capital expenditures totaling approximately $20 million in 2013 and 2014 to expand its dairy protein production capabilities.

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

Use of Capital: Contractual Obligations

The following tables aggregate information about the Company’s contractual cash obligations and other commercial commitments (in thousands) as of June 30, 2013:

	Payments Due by Period
		Less than	1 to 3	3 to 5	After 5
Contractual Cash Obligations	Total	1 year	years	years	years

Long-term debt	$25,731	$3,025	$5,606	$5,665	$11,435
Capital lease obligations	5,005	121	4,884	—	—
Interest on long-term debt and capital lease obligations (1)	8,340	1,792	2,882	1,811	1,855
Operating lease obligations	5,119	2,236	1,727	483	673
Pension Funding (2)	9,047	1,858	3,487	2,235	1,467
Total Contractual Cash Obligations	$53,242	$9,032	$18,586	$10,194	$15,430

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

On May 18, 2011, the Company’s fishing vessel, F/V Sandy Point, was involved in a collision with a commercial cargo vessel, Eurus London. As a result of the collision, the Company’s vessel sank and three Company crew members died. The Company has filed a limitation action under maritime law to limit its potential liability for the incident to $50,000, the value of the sunken vessel, in the U.S. District Court for the Southern District of Mississippi. Representatives of the three deceased crewmembers, as well as certain other crewmembers, filed lawsuits against the Company. All claims in connection with the matter have been settled. All claims arising from the incident have been covered by the Company’s insurance program, subject to customary deductibles, which are not expected to have a material adverse effect on the Company’s business, financial results or results of operations.

  OMEGA PROTEIN CORPORATION

In conjunction with the sinking of the vessel, the Company recorded a net insurance receivable of approximately $5.9 million related primarily to costs expended salvaging the sunken vessel from the Mississippi ship channel and other claims and a net receivable of $1.8 million related to the insurance value of the vessel. The $1.8 million receivable related to the vessel value was received in 2011. An additional $5.7 million related to the salvage of the vessel has been received from the Company’s primary insurance carrier. As of June 30, 2013, the Company completed the settlement of the vessel and salvage receivables with its insurance providers.

In April 2010, the Company received a request for information from the EPA concerning its bail wastewater practices used in its fishing operations at its Reedville facility. In February 2011, the U.S. Coast Guard conducted inspections at the Company’s Reedville facility regarding the Reedville vessels’ bilge water discharge practices. Based on these inquiries, both agencies commenced investigations of the Company’s bail waste water and bilge water practices at its Reedville facility.

In June 2013, the Company’s subsidiary, Omega Protein, Inc., resolved both the U.S. Coast Guard and EPA investigations by entering into a plea agreement with the United States Attorney’s Office for the Eastern District of Virginia. Pursuant to terms of the plea agreement, the Company’s subsidiary pled guilty to two Clean Water Act violations. The plea agreement required the subsidiary to pay a $5.5 million fine, be placed on a three year term of probation, and implement an environmental compliance program. In addition to the $5.5 million fine, the subsidiary was required to make a $2 million contribution to the National Fish and Wildlife Foundation to fund projects in Virginia related to the protection of the environmental health of the Chesapeake Bay. The plea agreement was approved by the U.S. District Court for the Eastern District of Virginia in June 2013 and the subsidiary paid both the $5.5 million fine and the $2.0 million contribution in July 2013.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Form 10-K for the fiscal year ended December 31, 2012 except as follows.

Possible restrictions on the Company’s fish catch may occur depending on the resolution of a Company waiver request with the U.S. Coast Guard. The Company had requested a waiver from the Coast Guard for its Gulf of Mexico fleet regarding the use of certain vessel equipment applicable to “ocean-going vessels” (as defined by Coast Guard regulations) that operate beyond the 12 nautical mile limit and in April 2013 the Coast Guard granted the Company a partial waiver for its 2013 fishing season only that allows the Company to travel, but not fish, outside 12 nautical miles of shore. The Company has a pending waiver request with the Coast Guard to allow its vessels to fish beyond the 12 nautical mile limit. If the Coast Guard does not grant this waiver, the Company will have to continue restricting its 2013 fishing to within 12 nautical miles of shore or install additional equipment on its vessels which will result in additional expense.

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

Omega Protein had historically utilized workers in the United States H2B Visa Program whereby foreign nationals are permitted to enter the United States temporarily and engage in seasonal, non-agricultural employment. The Company did not utilize that program from 2008 through 2010 due to the small number of employees available under the program. Omega Protein was able to utilize the program again for the 2011 and 2012 fishing seasons. In 2013, Omega Protein’s application for the H2B Visa Program was delayed due to a court order which enjoined the U.S. Department of Labor from enforcing portions of the H2B Visa Program. When that injunction was lifted in April 2013, the Department of Labor began processing applications again and the Company did ultimately receive its allotment of H2B Visa Program workers. However, if Omega Protein cannot participate in the H2B Visa Program in the future, or its participation in that program is delayed again in the future, then its ability to secure a sufficient number of workers during periods of peak employment may have an adverse impact on the Company’s business, results of operations and financial condition.

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

 OMEGA PROTEIN CORPORATION

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

10.1

Plea Agreement entered into on June 4, 2013, between the United States Attorney’s Office for the Eastern District of Virginia and Omega Protein, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 5, 2013)

10.2

Form of Restricted Stock Agreement for Outside Directors dated as of July 1, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 24, 2013)

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

OMEGA PROTEIN CORPORATION
(Registrant)

August 6, 2013	By:	/s/ Andrew C. Johannesen
(Executive Vice President, Chief Financial Officer)