Form 10-Q
period 2013-09-30
OMEGA PROTEIN CORP
filed 2013-11-06
CIK 1053650

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Y]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Yes       No X .

Number of shares outstanding of the Registrant's Common Stock, par value $0.01 per share, on October 31, 2013: 20,628,646.

OMEGA PROTEIN CORPORATION

OMEGA PROTEIN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

(Dollars in thousands)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements and Notes

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$34,838	$55,998
Receivables, net	19,064	17,267
Inventories	90,281	66,659
Deferred tax asset, net	430	1,165
Prepaid expenses and other current assets	5,265	3,430
Total current assets	149,878	144,519
Other assets, net	4,384	10,789
Property, plant and equipment, net	144,636	127,640
Goodwill	19,128	7,986
Other intangible assets, net	8,755	4,362
Total assets	$326,781	$295,296

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$3,062	$3,058
Current portion of capital lease obligation	—	268
Accounts payable	4,674	3,000
Accrued liabilities	33,793	31,741
Total current liabilities	41,529	38,067
Long-term debt, net of current maturities	21,922	24,242
Deferred tax liability, net	20,130	15,794
Pension liabilities, net	8,450	9,826
Other long-term liabilities	1,946	1,764
Total liabilities	93,977	89,693
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 authorized shares; none issued	—	—
Common Stock, $0.01 par value; 80,000,000 authorized shares; 20,628,646 and 19,883,940 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	201	195
Capital in excess of par value	134,690	129,040
Retained earnings	107,089	86,292
Accumulated other comprehensive loss	(9,176)	(9,924)
Total stockholders’ equity	232,804	205,603
Total liabilities and stockholders’ equity	$326,781	$295,296

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OMEGA PROTEIN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues	$87,620	$83,970	$178,320	$172,506
Cost of sales	58,200	70,572	123,520	143,369
Gross profit	29,420	13,398	54,800	29,137

Selling, general, and administrative expense	6,930	5,645	19,403	16,373
Research and development expense	650	553	1,770	1,672
Charges related to U.S. Attorney investigation	—	4,137	—	4,440
Impairment of intangible assets	80	129	80	129
Loss (gain) on disposal of assets	(161)	30	213	(3,752)
Operating income	21,921	2,904	33,334	10,275
Interest income	5	11	15	21
Interest expense	(483)	(299)	(1,356)	(996)
Other expense, net	(104)	(94)	(285)	(282)
Income before income taxes	21,339	2,522	31,708	9,018
Provision for income taxes	7,377	2,291	10,911	4,447
Net income	13,962	231	20,797	4,571
Other comprehensive income (loss):
Energy swap adjustment, net of tax expense (benefit) of $54, $545, ($2) and $383, respectively	101	1,011	(5)	711
Pension benefits adjustment, net of tax expense of $135, $133, $405 and $398, respectively	251	248	753	740
Comprehensive income	$14,314	$1,490	$21,545	$6,022
Basic earnings per share (See Note 13)	$0.68	$0.01	$1.03	$0.23
Weighted average common shares outstanding	20,150	19,462	19,801	19,406

Diluted earnings per share (See Note 13)	$0.66	$0.01	$0.99	$0.23
Weighted average common shares and potential common share equivalents outstanding	20,762	20,018	20,520	19,878

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OMEGA PROTEIN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in thousands)

	Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net income	$20,797	$4,571
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,627	13,308
Loss (gain) on disposal of assets	213	(3,752)
Impairment of intangible assets	80	129
Provisions for losses on receivables	36	36
Share based compensation	1,461	2,777
Deferred income taxes	5,074	443
Changes in assets and liabilities:
Receivables	(604)	(13,312)
Inventories	(22,700)	(13,848)
Prepaid expenses and other current assets	(1,782)	(2,392)
Other assets	5,409	(3,958)
Accounts payable	938	(1,580)
Accrued liabilities	2,538	25,663
Pension liability, net	(622)	(1,224)
Other long term liabilities	182	30
Net cash provided by operating activities	26,647	6,891
Cash flows from investing activities:
Proceeds from disposition of assets	313	5,930
Acquisition of InCon, purchase price adjustment	—	181
Acquisition of Wisconsin Specialty Protein, net of cash acquired	(26,676)	—
Land and building purchased in capital lease extinguishment	(5,005)	—
Capital expenditures	(18,009)	(21,279)
Net cash used in investing activities	(49,377)	(15,168)
Cash flows from financing activities:
Principal payments of long-term debt	(2,316)	(2,223)
Principal payments of capital lease obligation	(309)	(378)
Debt issuance costs	—	(389)
Proceeds from stock options exercised	3,048	459
Excess tax benefit of stock options exercised	1,147	34
Net cash provided by (used in) financing activities	1,570	(2,497)
Net decrease in cash and cash equivalents	(21,160)	(10,774)
Cash and cash equivalents at beginning of year	55,998	51,391
Cash and cash equivalents at end of period	$34,838	$40,617

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

The human nutrition segment, which operates under the name Nutegrity, has three primary product lines: protein products, Omega-3 fish oil ingredients and other nutraceutical ingredients. Nutegrity is comprised primarily of three subsidiaries: Cyvex Nutrition, Inc. (“Cyvex”), InCon Processing, L.L.C. (“InCon”) and Wisconsin Specialty Protein, L.L.C. (“WSP”). Cyvex, acquired by the Company in December 2010, is located in Irvine, California and participates in the nutraceutical industry as an ingredient provider. InCon, acquired by the Company in September 2011, is located in Batavia, Illinois and is a specialty toll processor that utilizes molecular distillation technology to concentrate a variety of compound products, including Omega-3 fish oils. WSP, acquired by the Company on February 27, 2013, is a manufacturer and marketer of specialty dairy and other protein products headquartered in Madison, Wisconsin and operates a production facility in Reedsburg, Wisconsin. See Note 2 – Acquisition of Wisconsin Specialty Protein, L.L.C. for additional information related to the Company’s acquisition of WSP.

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

In the opinion of management the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the Company’s consolidated financial position as of September 30, 2013, and the results of its operations for the three and nine month periods ended September 30, 2013 and 2012 and its cash flows for the nine month periods ended September 30, 2013 and 2012. Operating results are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

Consolidation

         The consolidated financial statements include the accounts of Omega Protein Corporation and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

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

Certain amounts applicable to the prior periods have been reclassified to conform to the classifications currently followed. Specifically, the presentation of our unaudited condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2012 was revised to classify $6.2 million and $10 million, respectively, of shipping and handling related costs that were previously netted against revenue to cost of sales.  These revisions were not considered to be material, individually or in the aggregate, to previously issued financial statements. These revisions had no effect on the results of operations (net or comprehensive income), financial condition (stockholders’ equity), or cash flows in any period presented or in any previously issued financial statements.

          Additionally, for the nine months ended September 30, 2012, the Company reclassified $0.7 million of cash flows from investing activities to cash flows from operating activities related to accrued capital expenditures.  This revision was not considered to be material, individually or in the aggregate, to previously issued financial statements. The revisions had no effect on the results of operations (net or comprehensive income) or financial condition (stockholders’ equity).

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

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Energy swap balances at September 30, 2013:

Energy Swap	Consumption Period	Quantity	Price Per Unit	Energy Swap Asset/(Liability) as of September 30, 2013	Deferred Tax Asset/(Liability) as of September 30, 2013

Diesel - NYMEX Heating Oil Swap	Oct. – Nov., 2013	377,431 Gallons	$2.88	$34,800	$(12,200)

Natural Gas - NYMEX Natural Gas Swap	Oct., 2013	43,000 MMBTUs	$3.88	(16,400)	5,700

Fuel Oil – No.6 1.0% NY-Platts Swap	Oct. – Nov., 2013	233,184 Gallons	$2.24	11,400	(3,900)

Natural Gas - NYMEX Natural Gas Swap	Apr. – Oct., 2014	111,749 MMBTUs	$3.79	5,200	(1,800)
				$35,000	$(12,200)

Energy swap balances at December 31, 2012:

Energy Swap	Consumption Period	Quantity	Price Per Unit	Energy Swap Asset (Liability) as of December 31, 2012	Deferred Tax Asset (Liability) as of December 31, 2012

Diesel - NYMEX Heating Oil Swap	May - November, 2013	1,359,782 Gallons	$2.82	$244,800	$(53,800)

Natural Gas - NYMEX Natural Gas Swap	April – October, 2013	381,150 MMBTUs	$3.94	(149,600)	52,300

Fuel Oil – No.6 1.0% NY-Platts Swap	May - November, 2013	676,200 Gallons	$2.26	39,000	(13,600)
				$134,200	$(15,100)

As of September 30, 2013 and December 31, 2012, Omega Protein has recorded a long-term asset of $1,000 and $0, respectively, net of the current portion included in prepaid expenses and other current assets of $34,000 and $134,200, respectively, to recognize the fair value of energy swap derivatives, and has also recorded a deferred tax liability of $12,200 and $15,100, respectively, associated therewith. The effective portion of the change in fair value from inception to September 30, 2013 is recorded in “accumulated other comprehensive loss” in the Company’s consolidated financial statements. The following table illustrates the changes recorded, net of tax, in accumulated other comprehensive income (loss) resulting from the energy swap agreements (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Beginning balance	$(78)	$(720)	$28	$(420)
Net (gain) loss, net of tax, reclassified to unallocated inventory cost pool	(92)	116	(108)	377
Net change associated with current period swap transactions, net of tax	193	895	103	334
Ending balance	$23	$291	$23	$291

 The $22,700 reported in accumulated other comprehensive loss as of September 30, 2013 will be reclassified to the unallocated inventory cost pool in the period when the energy consumption takes place. The amount to be reclassified, net of taxes, during the next 12 months is expected to be approximately $22,100.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

The aggregate fair value of derivative instruments in gross asset positions as of September 30, 2013 and December 31, 2012 was $58,000 and $0.3 million, respectively. These amounts represent the maximum exposure to loss at the reporting date as a result of all of the counterparties failing to perform as contracted. This exposure could be reduced by up to $5,000 and $0.2 million, respectively, of liabilities included in master netting arrangements with those same counterparties.

The aggregate fair value of derivative instruments in gross liability positions as of September 30, 2013 and December 31, 2012 was $24,000 and $0, respectively. These amounts represent the maximum exposure to loss at the reporting date as a result of all of the counterparties failing to perform as contracted. This exposure could be reduced by up to $6,000 and $0, respectively, of assets included in master netting arrangements with those same counterparties.

As of September 30, 2013 (in thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts of Assets (Liabilities) Offset	Net Amounts of Assets (Liabilities) Presented in the Balance Sheet
Energy swap derivatives – asset position	$58	$(5)	$53
Energy swap derivatives – liability position	$(24)	$6	$(18)

As of December 31, 2012 (in thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts of Assets (Liabilities) Offset	Net Amounts of Assets (Liabilities) Presented in the Balance Sheet
Energy swap derivatives – asset position	$295	$(161)	$134

If, at any time, the swaps are determined to be ineffective, in whole or in part, due to changes in the Company’s energy usage or underlying hedge agreements or assumptions, the fair value of the portion of the energy swaps determined to be ineffective will be recognized as a gain or loss in cost of sales for the applicable period. For the nine months ended September 30, 2013 and 2012, the Company recognized a charge of $0.1 and $0, respectively, to cost of sales resulting from transactions associated with the prior ineffectiveness of diesel energy swaps. See Note 16 – Fair Value Disclosures for additional information.

Acquisitions, Goodwill and Other Intangible Assets

All of the Company’s goodwill and other intangible assets are the result of acquisitions in the human nutrition segment. This segment is comprised of three reporting units, Cyvex, InCon and WSP. On February 27, 2013, the Company purchased all of the equity interests in WSP. In the third quarter of 2011, the Company completed its acquisition of InCon Processing, L.L.C., a Delaware limited liability company. In the fourth quarter of 2010, the Company completed its acquisition of Cyvex Nutrition, Inc., a California corporation. All three acquisitions were accounted for as cash transactions using the acquisition method of accounting. Accordingly, the Company has recorded goodwill and certain other identifiable intangible assets that are more fully explained in Note 2 – Acquisition of Wisconsin Specialty Protein, L.L.C. and Note 8 – Goodwill and Other Intangible Assets.

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

  During the quarter ended June 30, 2012, Omega Shipyard revised its total estimated construction costs such that the Company expected to have gross loss upon completion.  As a result, gross profit recognized on the contract in previous quarters was reversed and the full extent of the expected loss was recognized during the quarter ended June 30, 2012.  The Company reassessed these estimates on a quarterly basis. For the three and nine months ended September 30, 2012, the Company incurred gross losses of $0.1 million and $0.5 million, respectively, with respect to the construction contract. There were no third party construction contracts during 2013.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive (loss) gain, net of tax, included in stockholders’ equity are as follows:

Changes in Accumulated Other Comprehensive Loss by Component

For the Nine Months Ended September 30, 2013 (in thousands)

	Gains and Losses On Cash Flow Hedges		Defined Benefit Pension Items		Total
Beginning balance December 31, 2012	$28		$(9,952)		$(9,924)
Other comprehensive loss before reclassifications	103		—		103
Amounts reclassified from accumulated other comprehensive loss	(108)	(a)	753	(b)	645
Net current-period other comprehensive income	(5)		753		748
Ending balance September 30, 2013	$23		$(9,199)		$(9,176)
(a)	This accumulated other comprehensive income component is reclassified to the unallocated inventory cost pool in the period when the energy consumption takes place.
(b)	This accumulated other comprehensive income component is included in the computation of net periodic pension costs as amortization of actuarial gains which are explained in more detail in Note 16 to the consolidated financial statements of the Company’s Form 10-K for the fiscal year ended December 31, 2012.

Recently Issued Accounting Standards

In July 2013, the FASB issued ASU No. 2013-11 which amended the Income Taxes Topic of the Accounting Standards Codification to eliminate a diversity in practice for the presentation of unrecognized tax benefits when net operating loss carryforwards, similar tax losses or tax credit carryforwards exist. The amendment requires that the unrecognized tax benefit be presented as a reduction of the deferred tax assets associated with the carryforwards except in certain circumstances when it would be reflected as a liability. This guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2013. The Company is currently evaluating the impact the adoption of this guidance will have on its consolidated financial statements.

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

Net income for the three months ended September 30, 2013 and 2012 includes $0.2 million and $0.8 million ($0.1 million and $0.5 million after-tax), respectively, of stock-based compensation costs related to stock options. Net income for the nine months ended September 30, 2013 and 2012 includes $0.5 million and $2.3 million ($0.3 million and $1.5 million after-tax), respectively, of stock-based compensation costs related to stock options. The stock-based compensation costs related to stock options are recorded primarily in selling, general and administrative expenses in the unaudited condensed consolidated statement of comprehensive income. As of September 30, 2013 there was $0.1 million ($0.1 million after-tax) of total unrecognized compensation costs related to non-vested stock options that is expected to be recognized during the remainder of fiscal year 2013.

Restricted Stock

The Company has issued shares of restricted stock under the 2006 Incentive Plan. Shares of restricted stock generally vest on the third anniversary of the grant date except for shares of restricted stock granted to non-employee directors which vest six months after the grant date. Non-vested shares are generally forfeited upon the termination of employment or service as a director. Holders of shares of restricted stock are entitled to all rights of a stockholder of the Company, including the right to vote the shares and receive any dividends or other distributions. The non-vested shares are considered participating securities and the Company has calculated earnings per share using the two-class method. See Note 13 – Reconciliation of Basic and Diluted Per Share Data.

During the nine month periods ended September 30, 2013 and 2012, the Company issued 58,036 and 25,000 shares of restricted stock for each period, respectively, under the 2006 Incentive Plan to employees and non-employee directors. The Company’s compensation expense related to restricted stock was approximately $0.4 million and $0.1 million ($0.3 million and $0.1 million after tax) for the three months ended September 30, 2013 and 2012, respectively, and $1.0 million and $0.4 million ($0.6 million and $0.3 million after tax) for the nine months ended September 30, 2013 and 2012, respectively, which is primarily reflected in selling, general and administrative expenses in the unaudited condensed consolidated statement of comprehensive income. As of September 30, 2013, there was approximately $1.9 million ($1.2 million after tax) of unrecognized compensation cost related to non-vested restricted stock that is expected to be recognized over a weighted-average period of 1.6 years, of which $0.4 million ($0.3 million after-tax) of total restricted stock compensation is expected to be recognized during the remainder of fiscal year 2013.

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

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

B. Recording of Assets Acquired and Liabilities Assumed

The Company paid an aggregate cash purchase price for the equity of WSP of $26.5 million plus $0.6 million representing WSP’s excess working capital on the closing date and reimbursable capital expenditures, utilizing cash on hand.

The Company incurred approximately $0.8 million in pretax transaction costs directly related to the acquisition that were expensed and included in selling, general and administrative expenses in the unaudited condensed consolidated statement of comprehensive income for the nine month period ended September 30, 2013. The acquisition costs consisted primarily of legal, advisory, valuation, and other consulting fees. The transaction has been accounted for using the acquisition method of accounting which requires, among other things, that all assets acquired and liabilities assumed from acquisitions be recognized at their fair values as of the acquisition date. Any excess of the purchase price over the fair values of the net assets acquired are recorded as goodwill. The following table summarizes the fair values of the WSP assets and acquired liabilities assumed.

Amounts recognized as of acquisition date
(in thousands)
Cash	$403
Other current assets, net including receivables, prepaid and inventory	2,515
Property, plant, and equipment, net	14,095
Identifiable intangible assets (a)	4,920
Liabilities assumed	(5,996)
Total identifiable net assets	15,937
Goodwill	11,142
Total consideration, prior to final working capital adjustment	$27,079

(a)	See Note 8 – Goodwill and Other Intangible Assets for weighted average lives.

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

WSP’s results of operations are included in the Company’s unaudited condensed consolidated statement of comprehensive income beginning on February 27, 2013. Revenues generated by WSP included in the unaudited condensed consolidated statement of comprehensive income from February 27, 2013 through September 30, 2013 were approximately $6.6 million. Net income for the same period was approximately $35,000.

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

	Revenue	Net income
	(in thousands)
2013 supplemental pro forma from January 1, 2013 – September 30, 2013	$180,388	$20,800

2012 supplemental pro forma from July 1, 2012 – September 30, 2012	$86,619	$363

2012 supplemental pro forma from January 1, 2012 – September 30, 2012	$180,924	$5,226

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

NOTE 3. RECEIVABLES, NET

Receivables as of September 30, 2013 and December 31, 2012 are summarized as follows:

	September 30, 2013	December 31, 2012
	(in thousands)
Trade	$16,901	$11,513
Insurance	1,757	4,980
Income tax	599	871
Other	150	236
Total accounts receivable	19,407	17,600
Less allowance for doubtful accounts	(343)	(333)
Receivables, net	$19,064	$17,267

As of December 31, 2012, the insurance receivable includes approximately $3.4 million related to the salvage costs and other related claims incurred by the Company associated with the sinking of the F/V Sandy Point in May 2011. Of that amount, approximately $3.1 million was received in June 2013 in final settlement of the receivable.

NOTE 4. INVENTORY

The major classes of inventory as of September 30, 2013, December 31, 2012 and September 30, 2012 are summarized as follows:

	September 30, 2013	December 31, 2012	September 30, 2012
	(in thousands)
Fish meal	$35,130	$26,511	$46,712
Fish oil	40,186	17,352	16,653
Fish solubles	2,777	1,391	1,920
Nutraceutical products	4,563	4,181	3,697
Dairy protein products	1,484	—	—
Unallocated inventory cost pool (including off-season costs)	(4,062)	7,403	597
Other materials and supplies	10,203	9,821	9,162
Total inventory	$90,281	$66,659	$78,741

Inventory at September 30, 2013, December 31, 2012 and September 30, 2012 is stated at the lower of cost or market. The elements of September 30, 2013 unallocated inventory cost pool include Omega Protein’s plant and vessel related labor, utilities, rent, repairs and depreciation, which are allocated to inventories produced through the 2013 fishing season. The unallocated inventory cost pool may temporarily have a negative balance late in the fishing season due to differences in the timing of costs and production.

NOTE 5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of September 30, 2013 and December 31, 2012 are summarized below:

	September 30, 2013	December 31, 2012
	(in thousands)
Prepaid insurance	$3,710	$2,554
Selling expenses	995	436
Fair market value of energy swaps, current portion	52	134
Whey process filters	62	—
Leases	117	118
Other prepaid expenses	329	188
Total prepaid expenses and other current assets	$5,265	$3,430

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Amounts included in prepaid expenses and other current assets consist primarily of prepaid operating expenses including insurance, rents, and selling expenses. Energy swap assets are valued at each reporting date at their fair value (see Note 16 – Fair Value Disclosures for additional information). Prepaid selling expenses are expensed in those periods in which the related revenue is recognized.

NOTE 6. OTHER ASSETS

Other assets as of September 30, 2013 and December 31, 2012 are summarized as follows:

	September 30, 2013	December 31, 2012
	(in thousands)
Fish nets, net of accumulated amortization of $2,253 and $1,243	$1,909	$1,432
Insurance receivable, net of allowance for doubtful accounts	1,775	8,572
Title XI debt issuance costs	279	302
Other debt issuance costs	322	391
Deposits and other	99	92
Total other assets, net	$4,384	$10,789

Amortization expense for fishing nets amounted to approximately $0.4 million and $0.3 million for the three months ended September 30, 2013 and 2012, respectively, and $1.0 million and $0.9 million for the nine months ended September 30, 2013 and 2012, respectively.

As of September 30, 2013 and December 31, 2012, the insurance receivable of $1.8 million and $8.6 million, respectively, primarily relates to Jones Act claims for employees aboard its vessels. This estimated amount is recorded gross of estimated claims which may be due to claimants and is included in accrued insurance liabilities.

The Company carries insurance for certain losses relating to its fishing unit’s vessels and Jones Act liability for employees aboard its vessels (collectively, “Vessel Claims Insurance”). The typical Vessel Claims Insurance policy contains an annual aggregate deductible (“AAD”) for which Omega Protein remains responsible, while the insurance carrier is responsible for all applicable amounts which exceed the AAD. It is Omega Protein’s policy to accrue current amounts due and record amounts paid out on each claim. Once payments exceed the AAD, Omega Protein records an insurance receivable for a given policy year, net of allowance for doubtful accounts. As of September 30, 2013 and December 31, 2012, there was no allowance for doubtful insurance receivable accounts.

NOTE 7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of September 30, 2013 and December 31, 2012 are summarized as follows:

	September 30, 2013	December 31, 2012
	(in thousands)
Land	$7,457	$7,229
Plant assets	169,587	148,451
Fishing vessels	111,091	103,754
Furniture and fixtures	7,354	7,225
Construction in progress	10,241	11,214
Total property and equipment	305,730	277,873
Less accumulated depreciation and impairment	(161,094)	(150,233)
Property, plant and equipment, net	$144,636	$127,640

Depreciation expense for the three months ended September 30, 2013 and 2012 was $4.8 million and $4.1 million, respectively, and $14.1 million and $12.0 million for the nine months ended September 30, 2013 and 2012, respectively.

 OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

The Company capitalizes interest as part of the acquisition cost of a qualifying asset. Interest is capitalized only during the period of time required to complete and prepare the asset for its intended use. For the three month periods ended September 30, 2013 and 2012, the Company capitalized interest of approximately $58,900 and $211,200, respectively. For the nine month periods ended September 30, 2013 and 2012, the Company capitalized interest of approximately $177,700 and $609,300 respectively.

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

During the third quarter of 2013, the Company decided to discontinue use of the Cyvex and InCon brand names over time and replace them with a single brand, Nutegrity. During the third quarter of 2013 and 2012, the Company also completed its annual impairment testing of goodwill and indefinite life intangible assets for InCon.  As a result, the Company concluded that the carrying value of its trade names exceeded the fair value by approximately $0.1 million in both 2013 and 2012. As a result, impairment expense was $0.1 million for the three and nine months ended September 30, 2013 and 2012. Additionally, as of September 30, 2013, the calculated fair value of trade secrets exceeded its carrying value by less than 5% and the calculated fair value of goodwill exceeds its carrying value by a larger amount. It should be noted that the calculated fair values on which the assessment is based are highly subjective given the early stage and transitional nature of the business.

All of the Company’s goodwill and other intangible assets are the result of acquisitions in the human nutrition segment. The following table summarizes the changes in the carrying amount of goodwill resulting from the Company’s acquisitions (in thousands):

	WSP	Cyvex	InCon	Total
January 1, 2013	$—	7,050	$936	$7,986
Acquisitions (1)	11,142	—	—	11,142
September 30, 2013	$11,142	7,050	$936	$19,128

(1) On February 27, 2013, the Company acquired WSP, and the allocation of the purchase price over the fair value of the tangible and intangible assets acquired resulted in $11.1 million of goodwill.

The following table summarizes the Company’s intangible assets, other than goodwill (dollars in thousands):

	September 30, 2013	December 31, 2012	Weighted Average Life (years)
Carrying value of intangible assets subject to amortization:
Customer relationships and non-competes, net	$5,482	$2,609	10
Total intangible assets subject to amortization, net	$5,482	$2,609
Indefinite life intangible assets – trade names/secrets and other	3,273	1,753
Total intangible assets, other than goodwill	$8,755	$4,362

Amortization expense of the Company’s intangible assets for the three months ended September 30, 2013 and 2012 was approximately $0.2 million and $0.1 million, respectively, and $0.5 million and $0.2 million for the nine months ended September 30, 2013 and 2012, respectively. Estimated future amortization expense related to intangible assets is as follows (in thousands):

Remainder of 2013	$165
2014	663
2015	655
2016	654
Thereafter	3,345
Total estimated future amortization expense	$5,482

 OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

The Company’s goodwill and other intangible assets are more fully explained in Note 10 to the consolidated financial statements of the Company’s Form 10-K for the fiscal year ended December 31, 2012.

NOTE 9. NOTES PAYABLE AND LONG-TERM DEBT

At September 30, 2013 and December 31, 2012, the Company's long-term debt consisted of the following:

	September 30,	December 31,
	2013	2012
	(in thousands)
U.S. government guaranteed obligations (Title XI loans) collateralized by a first lien on certain vessels and certain plant assets:
Amounts due in installments through 2025, interest from 5.7% to 7.6%	$24,943	$27,228
Amounts due in installments through 2014, interest at Eurodollar rates plus 0.5% (0.7% at September 30, 2013 and December 31, 2012)	41	72
Total debt	24,984	27,300
Less current maturities	(3,062)	(3,058)
Long-term debt	$21,922	$24,242

The Title XI loans are secured by certain liens on the Company’s fishing vessels and mortgages on the Company’s Reedville, Virginia and Abbeville, Louisiana plants.

In June 2011, pursuant to the Title XI program, the United States Department of Commerce Fisheries Finance Program (the “FFP”) approved a financing application made by the Company in the amount of $10.0 million (the “Approval Letter”) which expires on June 20, 2016. To date, the Company has not borrowed any amounts under the Approval Letter. As of September 30, 2013, the Company had approximately $25.0 million of borrowings outstanding under Title XI and was in compliance with all of the covenants contained therein.

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

All Loans and all other obligations outstanding under the Loan Agreement are payable in full on March 21, 2017. As of September 30, 2013 and December 31, 2012, the Company had no amounts outstanding under the $60 million Loan Agreement and approximately $3.5 million and $3.1 million, respectively, in letters of credit. As of September 30, 2013, the Company was in compliance with all financial covenants under the Loan Agreement. The Company has no off-balance sheet arrangements other than normal operating leases and standby letters of credit.

The Company’s notes payable and long-term debt are more fully explained in Note 11 to the consolidated financial statements of the Company’s Form 10-K for the fiscal year ended December 31, 2012.

NOTE 10. ACCRUED LIABILITIES

Accrued liabilities as of September 30, 2013 and December 31, 2012 are summarized as follows:

	September 30,	December 31,
	2013	2012
	(in thousands)
Insurance	$6,053	$12,307
Reserve for U.S. Attorney investigation	—	7,655
Salary and benefits	15,783	4,989
Trade creditors	4,797	3,914
Taxes, other than income tax	1,381	42
Income tax	2,650	—
Deferred revenue	2,683	2,060
Energy swaps	18	—
Contractual obligations	170	470
Accrued interest	209	225
Other	49	79
Total accrued liabilities	$33,793	$31,741

 OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

As of September 30, 2013 and December 31, 2012, deferred revenue was $2.7 million and $2.1 million, respectively, representing payments received from international customers related to revenues which were not recognized until the subsequent period.

See Note 11.  Commitments and Contingencies – Regulatory Matters for information on the U.S. Attorney’s Office investigation.

NOTE 11. COMMITMENTS AND CONTINGENCIES

Purchase Obligation

In May 2012, the Company entered into a contract to purchase renewable diesel oil (“RDO”) beginning in July 2012 through the 2013 fishing season. The RDO will be utilized in one of the Company’s four fish processing plants. The contract is priced at a discount to prevailing market prices of the BTU equivalent of Platts NY Harbor 2.2% Sulfur No.6 Oil as delivery is made throughout the fishing seasons. The contract was modified in June 2013 and as of September 30, 2013, approximately 0.2 million gallons are still committed under the contract, subject to certain force majeure provisions.

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

The annual earn-out payments, if any, will be estimated on a quarterly basis and paid subsequent to year end. The Company will record the estimated contractual obligation as compensation expense during each year as it is deemed probable that such amount will be payable. In addition, the earn-out payments are subject to certain reductions associated with future InCon capital expenditures and forfeitures based on termination of employment. For the nine month periods ended September 30, 2013 and 2012, the Company has not recorded an annual earn-out estimate.

Legal Contingencies

On May 18, 2011, the Company’s fishing vessel, F/V Sandy Point, was involved in a collision with a commercial cargo vessel, Eurus London. As a result of the collision, the Company’s vessel sank and three Company crew members died. The Company has filed a limitation action under maritime law to limit its potential liability for the incident to $50,000, the value of the sunken vessel, in the U.S. District Court for the Southern District of Mississippi. Representatives of the three deceased crewmembers, as well as certain other crewmembers, filed lawsuits against the Company. All claims in the matter have been settled. All claims arising from the incident have been covered by the Company’s insurance program, subject to customary deductibles.

In conjunction with the sinking of the vessel, the Company recorded a net insurance receivable of approximately $5.9 million related primarily to costs expended salvaging the sunken vessel from the Mississippi ship channel and other claims and a net receivable of $1.8 million related to the insurance value of the vessel. The $1.8 million receivable related to the vessel value was received in 2011. An additional $5.7 million related to the salvage of the vessel has been received from the Company’s primary insurance carrier. In June 2013, the Company completed the settlement of the vessel and salvage receivables with its insurance carrier.

 OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

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

In June 2013, the Company’s subsidiary, Omega Protein, Inc., resolved both the U.S. Coast Guard and EPA investigations by entering into a plea agreement with the United States Attorney’s Office for the Eastern District of Virginia. Pursuant to terms of the plea agreement, the Company’s subsidiary pled guilty to two Clean Water Act violations. The plea agreement required the subsidiary to pay a $5.5 million fine, be placed on a three year term of probation, and implement an environmental compliance program. In addition to the $5.5 million fine, the subsidiary was required to make a $2.0 million contribution to the National Fish and Wildlife Foundation to fund projects in Virginia related to the protection of the environmental health of the Chesapeake Bay. The plea agreement was approved by the U.S. District Court for the Eastern District of Virginia in June 2013 and the subsidiary paid both the $5.5 million fine and the $2.0 million contribution in July 2013. Omega Protein, Inc. will be on probation until June 2016, unless the probation period is terminated earlier by the court.

Omega Protein had requested a waiver from the Coast Guard for its Gulf of Mexico fleet regarding the use of certain vessel equipment applicable to “ocean-going vessels” (as defined by Coast Guard regulations) that operate beyond the 12 nautical mile limit and in April 2013 the Coast Guard granted Omega Protein a partial waiver for its 2013 fishing season only that allows Omega Protein to travel, but not fish, outside 12 nautical miles of shore. Omega Protein has a pending waiver request with the Coast Guard to allow its vessels to fish beyond the 12 nautical mile limit and has been in discussions with the Coast Guard regarding this issue. If the Coast Guard does not grant this waiver, Omega Protein will have to continue restricting its 2013 fishing to within 12 nautical miles of shore or install additional equipment on its vessels which will result in additional expense.

NOTE 12. RELATED PARTY TRANSACTIONS

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

The Sellers own and operate privately held businesses with which InCon continues to provide toll distillation services and pilot plant runs, primarily InCon Process Systems and InCon Industries. InCon recorded revenue from these related parties for the three months ended September 30, 2013 and 2012 of approximately $6,900 and $142,600, respectively, and $366,400 and $149,200, respectively, for the nine months ended September 30, 2013 and 2012. Purchases from these same related parties for the three months ended September 30, 2013 and 2012 were approximately $33,400 and $0, respectively, and $44,500 and $2,500, respectively, for the nine months ended September 30, 2013 and 2012.

NOTE 13. RECONCILIATION OF BASIC AND DILUTED PER SHARE DATA (in thousands except per share date)

We compute basic earnings per share by dividing net income allocated to common shares outstanding by the weighted average number of shares of common stock outstanding. Diluted earnings per share assumes the exercise of stock options provided the effect is not anti-dilutive.

The Company grants certain incentive compensation awards, including restricted stock, to employees and non-employee directors that are considered to be participating securities. Due to the presence of participating securities, we have calculated our earnings per share using the two-class method.

 OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Three Months Ended September 30:	2013		2012
Allocation of earnings:
Net income	$13,962		$231
Income allocated to participating securities	(324)		(3)
Income allocated to common shares outstanding	$13,638		$228

Weighted average common shares outstanding	20,150		19,462

Basic earnings per share		0.68		0.01

Stock options assumed exercised	612		556
Weighted average diluted common shares and potential common share equivalents outstanding	20,762		20,018
Diluted earnings per share		0.66		0.01

Nine Months Ended September 30:	2013		2012
Allocation of earnings per share:
Net income	$20,797		$4,571
Income allocated to participating securities	(464)		(52)
Income allocated to common shares outstanding	$20,333		$4,519

Weighted average common shares outstanding	19,801		19,406

Basic earnings per share		1.03		0.23

Stock options assumed exercised	719		472
Weighted average diluted common shares and potential common share equivalents outstanding	20,520		19,878
Diluted earnings per share		0.99		0.23

Options to purchase 130,000 and 150,000 shares of common stock were outstanding during the three and nine months ended September 30, 2013, but were not included in the computation of diluted earnings per share because the adjusted exercise prices of the options based upon the assumed proceeds were greater than the average market price of the shares during that period.

Options to purchase 238,000 and 752,000 shares of common stock were outstanding during the three and nine months ended September 30, 2012, respectively, but were not included in the computation of diluted earnings per share because the adjusted exercise prices of the options based upon the assumed proceeds were greater than the average market price of the shares during that period.

NOTE 14. COMPONENTS OF NET PERIODIC BENEFIT COST

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Service cost	$—	$—	$—	$—
Interest cost	248	274	744	822
Expected return on plan assets	(253)	(326)	(759)	(978)
Amortization of prior service costs	—	—	—	—
Amortization of net loss	386	379	1,158	1,138
Net periodic pension cost	$381	$327	$1,143	$982

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

For the nine months ended September 30, 2013 and 2012, the Company contributed approximately $1.4 million and $1.8 million, respectively, to the Company’s pension plan. The Company expects to make contributions of $0.4 million to the pension plan during the remainder of 2013.

In 2002, the Board of Directors authorized a plan to freeze the Company’s pension plan in accordance with ERISA rules and regulations so that new employees, after July 31, 2002, are not eligible to participate in the pension plan and further benefits no longer accrue for existing participants.

NOTE 15. INDUSTRY SEGMENTS

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

The tables below present information about reported segments for the three months ended September 30, 2013 and 2012 (in thousands).

September 30, 2013	Animal Nutrition	Human Nutrition(1)	Unallocated	Total
Revenue (2)	$79,828	$7,792	$—	$87,620
Cost of sales	52,321	5,879	—	58,200
Gross profit	27,507	1,913	—	29,420
Selling, general and administrative expenses (including research and development)	733	1,924	4,923	7,580
Other (gains) and losses	(160)	79	—	(81)
Operating income	$26,934	$(90)	$(4,923)	$21,921
Depreciation and amortization	$4,531	$651	$192	$5,374
Identifiable assets	$271,363	$54,095	$1,323	$326,781
Capital expenditures	$3,960	$1,062	$90	$5,112

(1) Includes revenues and related expenses for WSP.

(2) Excludes revenue from internal customers of $0.3 million for fish oil that was transferred from the animal nutrition segment to the human nutrition segment at cost.

September 30, 2012	Animal Nutrition	Human Nutrition	Unallocated	Total
Revenue (3)	$78,745	$5,225	$—	$83,970
Cost of sales	66,218	4,354	—	70,572
Gross profit	12,527	871	—	13,398
Selling, general and administrative expenses (including research and development)	555	905	4,738	6,198
Charges related to U.S. Attorney investigation	4,137	—	—	4,137
Other (gains) and losses	30	129	—	159
Operating income	$7,805	$(163)	$(4,738)	$2,904
Depreciation and amortization	$4,020	$329	$161	$4,510
Identifiable assets	$276,969	$26,422	$1,624	$305,015
Capital expenditures	$4,125	$256	$53	$4,434

(3) Excludes revenue from internal customers of $0.5 million for fish oil that was transferred from the animal nutrition segment to the human nutrition segment at cost.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

The tables below present information about reported segments for the nine months ended September 30, 2013 and 2012 (in thousands).

September 30, 2013	Animal Nutrition	Human Nutrition(1)	Unallocated	Total
Revenue (2)	$156,618	$21,702	$—	$178,320
Cost of sales	106,201	17,319	—	123,520
Gross profit	50,417	4,383	—	54,800
Selling, general and administrative expenses (including research and development)	2,023	5,081	14,069	21,173
Other (gains) and losses	214	79	—	293
Operating income	$48,180	$(777)	$(14,069)	$33,334
Depreciation and amortization	$13,352	$1,721	$554	$15,627
Identifiable assets	$271,363	$54,095	$1,323	$326,781
Capital expenditures	$16,006	$1,675	$328	$18,009

(1) Includes revenues and related expenses for WSP from February 27, 2013 through September 30, 2013.

(2) Excludes revenue from internal customers of $1.3 million for fish oil that was transferred from the animal nutrition segment to the human nutrition segment at cost.

September 30, 2012	Animal Nutrition	Human Nutrition	Unallocated	Total
Revenue (3)	$155,451	$17,055	$—	$172,506
Cost of sales	130,098	13,271	—	143,369
Gross profit	25,353	3,784	—	29,137
Selling, general and administrative expenses (including research and development)	1,833	2,826	13,386	18,045
Charges related to U.S. Attorney investigation	4,440	—	—	4,440
Other (gains) and losses	(3,752)	129	—	(3,623)
Operating income	$22,832	$829	$(13,386)	$10,275
Depreciation and amortization	$11,903	$967	$438	$13,308
Identifiable assets	$276,969	$26,422	$1,624	$305,015
Capital expenditures	$19,355	$1,582	$342	$21,279

(3) Excludes revenue from internal customers of $1.0 million for fish oil that was transferred from the animal nutrition segment to the human nutrition segment at cost.

A reconciliation of total segment operating income to total earnings from operations before income taxes for the three and nine months ended September 30, 2013 and 2012 is as follows (in thousands):

	Three Months Ended September 30,
	2013	2012
Operating income for reportable segments	$21,921	$2,904
Interest income	5	11
Interest expense	(483)	(299)
Other expense, net	(104)	(94)
Income before income taxes	$21,339	$2,522

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

	Nine Months Ended September 30,
	2013	2012
Operating income for reportable segments	$33,334	$10,275
Interest income	15	21
Interest expense	(1,356)	(996)
Other expense, net	(285)	(282)
Income before income taxes	$31,708	$9,018

NOTE 16. FAIR VALUE DISCLOSURES

The following disclosures of the estimated fair value of financial instruments are made in accordance with the requirements of FASB ASC 825-10-50, Disclosure About Fair Value of Financial Instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.

At September 30, 2013, the Company had no borrowings under its bank credit facility and $3.5 million in letters of credit support obligations outstanding. The carrying values and respective fair values of the Company’s long-term debt are presented below (in thousands). The fair value of the Company’s long-term debt is estimated based on the quoted market prices available to the Company for issuance of similar debt with similar terms at September 30, 2013 and December 31, 2012.

	September 30,	December 31,
	2013	2012
Long-term Debt (Level 2):
Carrying Value	$24,984	$27,300
Estimated Fair Value	$26,425	$29,940

The following tables set forth by level within the fair value hierarchy the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2013 and December 31, 2012. As required by FASB ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	September 30, 2013
	Fair Value Measurements Using			Assets
				(Liabilities) at
	Level 1	Level 2	Level 3	Fair Value
Assets (Liabilities) (in thousands)
Energy swap	$—	$35	$—	$35
Total Assets (Liabilities)	$—	$35	$—	$35

	December 31, 2012
	Fair Value Measurements Using			Assets
				(Liabilities) at
	Level 1	Level 2	Level 3	Fair Value
Assets (Liabilities) (in thousands)
Energy swap	$—	$134	$—	$134
Total Assets (Liabilities)	$—	$134	$—	$134

 OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

The following table provides a reconciliation of all assets and (liabilities) measured at fair value on a recurring basis which use Level 3 or significant unobservable inputs or significant value drivers for the three and nine months ended September 30, 2013 and 2012 (in thousands). There have been no transfers between the hierarchy levels for the periods presented. The interest rate swap agreements matured at the end of March 2012 and are no longer outstanding.

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

NOTE 17. INCOME TAXES

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

For the three months ended September 30, 2012, the income tax provision reflects an effective tax rate of 90.8%, compared to an effective tax rate of 34.6% for the quarter ended September 30, 2013.  For the nine months ended September 30, 2012, the income tax provision reflects an effective tax rate of 49.3%, compared to an effective tax rate of 34.4% for the nine months ended September 30, 2013.  The statutory tax rate of 35% for U.S. federal taxes was in effect for the three and nine months ended September 30, 2012 and 2013, respectively.  The decrease in the effective tax rates for the three and nine month periods ended September 30, 2013 is primarily a result of a nonrecurring, predominately non-deductible charge related to the U.S. Attorney investigation recognized during the three months ended September 30, 2012.  See Note 11 Commitments and Contingencies – Regulatory Matters for additional information.

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

The Company operates through two primary industry segments: animal nutrition and human nutrition. The animal nutrition segment is comprised primarily of two subsidiaries: Omega Protein, Inc. and Omega Shipyard, Inc. Omega Protein, Inc. (“Omega Protein”), the Company’s principal operating subsidiary, is predominantly dedicated to the production of animal nutrition products and operates in the menhaden harvesting and processing business and is the successor to a business conducted since 1913. Omega Protein operates four menhaden processing plants: two in Louisiana, one in Mississippi and one in Virginia. The Company also operates a Health and Science Center in Reedville, Virginia, which provides 100-metric tons per day fish oil input capacity for the Company’s food, industrial and feed grade oils. A portion of Omega Protein’s production is transferred to the human nutrition segment where it is further processed and sold. Omega Shipyard, Inc. (“Omega Shipyard”) owns and operates a drydock facility in Moss Point, Mississippi that is used to provide shoreside maintenance for Omega Protein’s fishing fleet and, subject to outside demand and excess capacity, occasionally for third-party vessels. The human nutrition segment, which operates under the name Nutegrity, is comprised primarily of three subsidiaries: Cyvex Nutrition, Inc., InCon Processing, L.L.C. and Wisconsin Specialty Protein, L.L.C. (“WSP”). Cyvex Nutrition, Inc. (“Cyvex”) acquired by the Company in December 2010, is located in Irvine, California and is an ingredient provider in the nutraceutical industry. InCon Processing, L.L.C. (“InCon”), acquired by the Company in September 2011, is located in Batavia, Illinois and is a specialty toll processor that utilizes molecular distillation technology to concentrate a variety of compound products, including Omega-3 fish oils. WSP, acquired by the Company on February 27, 2013, is a manufacturer and marketer of specialty dairy and other protein products headquartered in Madison, Wisconsin and operates a production facility in Reedsburg, Wisconsin. For additional information related to the Company’s acquisition of WSP, see Note 2 – Acquisition of Wisconsin Specialty Protein, L.L.C. to the unaudited condensed consolidated financial statements. The Company also has a technical center in Houston, Texas, the Omega Protein Technology and Innovation Center, which has food science application labs as well as analytical, sensory, lipids research and pilot plant capabilities.

Company Overview

Certain amounts applicable to the prior periods have been reclassified to conform to the classifications currently followed. Specifically, the presentation of our unaudited condensed consolidated statements of comprehensive income for the three and nine month periods ended September 30, 2012 was revised to classify $6.2 million and $10 million, respectively, of shipping and handling related costs that were previously classified against revenue to cost of sales.  These revisions were not considered to be material, individually or in the aggregate, to previously issued financial statements. These revisions had no effect on the results of operations (net or comprehensive income), financial condition (stockholders’ equity), or cash flows in any period presented or in any previously issued financial statements.

Additionally, for the nine months ended September 30, 2012, the Company reclassified $0.7 million of cash flows from investing activities to cash flows from operating activities related to accrued capital expenditures.  This revision was not considered to be material, individually or in the aggregate, to previously issued financial statements. The revisions had no effect on the results of operations (net or comprehensive income) or financial condition (stockholders’ equity).

OMEGA PROTEIN CORPORATION

Revenues Composition. The following table sets forth Omega Protein’s revenues by product (in millions) and the approximate percentage of total revenues represented thereby, for the indicated periods:

	Three Months Ended September 30,
	2013		2012
	Revenues	Percent	Revenues	Percent
Fish Meal	$50.3	57.4%	$63.7	75.8%
Fish Oil	22.5	25.7	8.8	10.5
Refined Fish Oil	5.9	6.7	4.5	5.4
Fish Solubles and Other	1.1	1.3	1.8	2.1
Dietary Supplement and Food Ingredients and Products	7.8	8.9	5.2	6.2
Total	$87.6	100.0%	$84.0	100.0%

	Nine Months Ended September 30,
	2013		2012
	Revenues	Percent	Revenues	Percent
Fish Meal	$103.7	58.1%	$111.9	64.9%
Fish Oil	32.1	18.0	25.4	14.7
Refined Fish Oil	17.1	9.6	12.7	7.4
Fish Solubles and Other	3.7	2.1	5.4	3.1
Dietary Supplement and Food Ingredients and Products	21.7	12.2	17.1	9.9
Total	$178.3	100.0%	$172.5	100.0%

The following table sets forth Omega Protein’s revenues by geography (in millions) and the approximate percentage of total revenues represented thereby, for the indicated periods:

	Three Months Ended September 30,
	2013		2012
	Revenues	Percent	Revenues	Percent

Domestic Revenues	$34.4	39.3%	$22.6	26.9%
Export Revenues	53.2	60.7	61.4	73.1
Total	$87.6	100.0%	$84.0	100.0%

	Nine Months Ended September 30,
	2013		2012
	Revenues	Percent	Revenues	Percent

Domestic Revenues	$90.3	50.6%	$68.4	39.7%
Export Revenues	88.0	49.4	104.1	60.3
Total	$178.3	100.0%	$172.5	100.0%

 Menhaden Fishing

2013 Fishing Information.  At September 30, 2013, Omega Protein owned a fleet of 40 vessels and 32 spotter aircraft for use in its fishing operations and also leased additional aircraft where necessary to facilitate operations. During the 2013 fishing season in the Gulf of Mexico, which runs from mid-April through October, Omega Protein operates 24 fishing and carry vessels and 26 spotter aircraft. The fishing area in the Gulf is generally located along the Gulf Coast, with a concentration off the Louisiana and Mississippi coasts. The fishing season along the Atlantic coast began in June and can extend into early December. During the 2013 season, Omega Protein is operating 7 fishing vessels and 7 leased spotter aircraft along the Mid-Atlantic coast. The remaining fleet of fishing vessels and spotter aircraft are not routinely operated during the fishing season and are back-up to the active fleet, used for other transportation purposes, inactive or in the process of refurbishment in the Company’s shipyard. Historical fish catch and production results at the end of the third quarter for the past five years are as follows:

OMEGA PROTEIN CORPORATION

	2013	2012	2011	2010	2009
Fish Catch in tons as of September 30,	383,299	512,474	514,527	367,650	417,712
Fish meal, oil and solubles production in tons (excludes refined)	152,822	171,256	176,699	129,803	159,227

The Company cautions that because of the volatility of fish catch generally, partial year catch numbers are not indicative of results that may be expected for a full year. In addition, fish catch, yields and production, which affect inventory costs and volumes available for sale, fluctuate from year to year and month to month. The Company’s 2013 fish catch and related production results through September 30, 2013 have been below average compared to its recent history. For illustrative purposes, the Company’s fish meal, oil and solubles production for the 2013 fishing season through September 30, 2013 is lower by 3.7% compared to the Company’s five year fish meal, oil and solubles production average. This reduction is due in part to the Company’s decision to delay the start of its 2013 Atlantic fishing season and utilize one less vessel due to the limit on fish caught in the Atlantic Ocean enacted in 2013, and lower than normal fish catch at the beginning of the 2013 Gulf of Mexico fishing season, partially offset by improved oil yields. The impact of the below average fish meal production could result in significantly higher per unit inventory cost and fewer volumes available for future sale. These higher unit costs and fewer volumes available for sale have adversely impacted financial results for the third quarter of 2013 and could adversely affect financial results through the second quarter of 2014.

Products. Omega Protein produces and sells a variety of protein and oil products derived from menhaden, a species of wild herring-like fish found along the Gulf of Mexico and Atlantic coasts. The fish are not genetically modified or enhanced. Omega Protein markets several grades of fish meal, as well as fish oil and fish solubles. Omega Protein’s fish meal products are primarily used as a protein ingredient in animal feed for swine, aquaculture and household pets. Fish oil is used primarily for animal and aquaculture feeds, and also as additives to human food products and dietary supplements. Omega Protein’s fish solubles are sold primarily to livestock feed manufacturers, aquaculture feed manufacturers and for use as an organic fertilizer.

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

Sales Contracts. Omega Protein sells a material portion of its products on up to a twelve-month forward contract basis with the balance sold on a spot basis through purchase orders or under longer-term forward contracts. Omega Protein’s sales contracts generally contain force majeure and other production allocation provisions. Historically, fish meal and fish oil sold on a forward contract basis has fluctuated from year to year based upon perceived market availability and forward price expectations. As of September 30, 2013, Omega Protein had sold forward on a contract basis approximately 25,000 short tons of fish meal and 5,000 metric tons of fish oil for 2013, contingent on 2013 production and product availability.  Of these 2013 forward sales, the majority was contracted during 2013. As a basis of comparison, as of September 30, 2012, Omega Protein had sold forward on a contract basis approximately 39,000 short tons of fish meal for 2012.  As of September 30, 2012, the volume of fish oil expected to be sold forward on a contract basis for the remainder of 2012 was not significant due to limited product inventory.

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

Customers and Marketing.    Most of Omega Protein’s marine protein products are sold directly to approximately 300 customers by Omega Protein’s agriproducts sales department, while a smaller amount is sold through independent sales agents and the Company’s human nutrition segment. Omega Protein’s animal nutrition segment product inventory was $78.1 million as of September 30, 2013 versus $45.3 million as of December 31, 2012.

OMEGA PROTEIN CORPORATION

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

ASMFC. In December 2012, the ASMFC established a coast-wide limit on the amount of Atlantic menhaden that can be harvested each year. Based on a twenty percent reduction from the 2009-2011 average annual landings, total menhaden harvests for the 2013 fishing year will be limited to 170,800 metric tons (“mt”). The Company expects that this total harvest level will remain in place at least through 2014 when a new assessment of the Atlantic menhaden population will be conducted. The new catch limit represents a 25% reduction from the 2011 coastal harvest level of 228,800 mt, of which the Company accounted for 174,000 mt. Changes in these catch levels beyond 2014 likely will be influenced by the results of a new benchmark stock assessment, currently scheduled to be held that year.

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

In 2012, the ASMFC reduced the Bay cap by twenty percent, from 109,020 mt to 87,200 mt. Since the imposition of the original Bay cap in 2006, the Company’s harvests from these waters have been near or below the new 87,200 mt Bay cap level. Therefore, the Company does not expect that the new Bay cap will have a material adverse effect on its business, financial results or results of operations.

GSMFC. In October 2013, the GSMFC adopted reference points for the Gulf menhaden fishery. The reference points do not establish any caps or quotas on the Gulf menhaden fishery but rather measure the rate of harvest in order to insure the continued health of the population.

The reference points were set at 663,583 metric tons annually as the target reference point and 680,765 metric tons annually as the threshold reference point. For reference, the 2012 total coast wide landings for Gulf menhaden were 578,362 metric tons.

The GSMFC recommended that if the target level of 663,583 metric tons were to be exceeded two years in a row, the GSMFC would request an update to the Gulf menhaden stock assessment. In addition, if the threshold level of 680,765 metric tons were to be exceeded in a single year, the GSMFC would also request a stock assessment update. The next Gulf stock assessment is currently scheduled for 2018.

Texas. The Texas Parks and Wildlife Commission has adopted regulations related to the menhaden reduction fishery in Texas waters which limits the Total Allowable Catch (“TAC”) to 31.5 million pounds annually. The regulations also allow for a 10% underage or overage in each year which is credited or deducted, as applicable, to the TAC in the following year.

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

In June 2013, the Company’s subsidiary, Omega Protein, Inc., resolved both the U.S. Coast Guard and EPA investigations by entering into a plea agreement with the United States Attorney’s Office for the Eastern District of Virginia. Pursuant to terms of the plea agreement, the Company’s subsidiary pled guilty to two Clean Water Act violations. The plea agreement required the subsidiary to pay a $5.5 million fine, be placed on a three year term of probation, and implement an environmental compliance program. In addition to the $5.5 million fine, the subsidiary was required to make a $2.0 million contribution to the National Fish and Wildlife Foundation to fund projects in Virginia related to the protection of the environmental health of the Chesapeake Bay. The plea agreement was approved by the U.S. District Court for the Eastern District of Virginia in June 2013 and the subsidiary paid both the $5.5 million fine and the $2.0 million contribution in July 2013. Omega Protein, Inc. will be on probation until June 2016, unless the probation period is terminated earlier by the court.

Omega Protein had requested a waiver from the Coast Guard for its Gulf of Mexico fleet regarding the use of certain vessel equipment applicable to “ocean-going vessels” (as defined by Coast Guard regulations) that operate beyond the 12 nautical mile limit and in April 2013 the Coast Guard granted Omega Protein a partial waiver for its 2013 fishing season only that allows Omega Protein to travel, but not fish, outside 12 nautical miles of shore. Omega Protein has a pending waiver request with the Coast Guard to allow its vessels to fish beyond the 12 nautical mile limit and has been in discussions with the Coast Guard regarding this issue. If the Coast Guard does not grant this waiver, Omega Protein will have to continue restricting its 2013 fishing to within 12 nautical miles of shore or install additional equipment on its vessels which will result in additional expense.

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

As the Company’s business continues to grow internationally, we may from time to time also perform global reviews of our policies and practices for U.S. Foreign Corrupt Practices Act compliance and compliance with other laws. These reviews may include engaging outside advisors to assist in independent reviews to help achieve a strong global anti-corruption program.

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

OMEGA PROTEIN CORPORATION

Dietary Supplement and Food Ingredients and Products

Products.  Nutegrity, the Company’s human nutrition business, has three primary product lines: protein products, Omega-3 fish oil ingredients and other nutraceutical ingredients.

Protein Products. Nutegrity produces a variety of value added whey protein ingredients for the food and nutritional supplement industries, including organic and other specialty protein products, using processes applicable to a variety of nutritional dairy ingredients. Nutegrity has three main categories of whey protein powders:

‒	rBGH-Free: Growth hormone-free and gluten-free cow’s milk whey protein concentrate,

‒	Organic: USDA certified organic cow’s milk whey protein concentrate, and

‒	Goat: Gluten-free goat’s milk whey protein concentrate for those who cannot tolerate cow dairy products.

Nutegrity manufactures and sells WPC 80 and bulk ingredients globally to leading nutritional and food and beverage companies worldwide. By-products from the manufacturing process, including lactose, cream and animal feed supplements, are also sold.

Nutegrity also manufactures, blends and sells protein powder meal replacement / supplement products under its tera’swhey® brand. These products are sold to retail customers primarily in the natural, specialty foods and specialty supplements channels. The target market for these products is adults who seek a healthy lifestyle through minimally processed foods.

Nutegrity operates a 20,000 square foot manufacturing facility in Reedsburg, Wisconsin which is in the process of being expanded to a 33,000 square foot facility.

Omega-3 Fish Oil Ingredients. Nutegrity produces OmegaActiv™, a concentrated form of refined fish oil which is marketed as a dietary supplement ingredient.

Nutegrity also produces OmegaPure®, a highly refined fish oil designed to deliver a stable, odorless, flavorless source of Omega-3 fatty acids to enhance human nutrition. OmegaPure® is the only marine source of long-chain Omega-3s directly affirmed (as opposed to self affirmed) by the U.S. Food and Drug Administration (“FDA”) as a food ingredient that is Generally Recognized as Safe (“GRAS”), and is also kosher-certified by Orthodox Union.

As a result of the September 2011 acquisition of InCon, Nutegrity has a molecular distillation technology that is used to produce many of its Omega-3 fish oil ingredients. This facility is periodically used to generate third party tolling revenues.

Other Nutraceutical Ingredients. Nutegrity markets and sells an extensive list of other nutraceutical ingredients derived from fruit, vegetable and botanicals.  These products include the following signature ingredients:

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

Nutegrity utilizes its NutriPrint® quality assurance system, which includes identity testing of incoming raw materials through FT-NIR (Fourier Transform – Near Infra Red), third party certification by independent laboratories for dietary ingredients, microbiology, heavy metals and pesticide and solvent residues when applicable.

OMEGA PROTEIN CORPORATION

Regulation. The processing, formulation, safety, manufacturing, packaging, labeling, advertising, and distribution of Nutegrity products are subject to regulation by one or more federal agencies, including the Food and Drug Administration (“FDA”), the Federal Trade Commission (“FTC”), the Consumer Product Safety Commission (“CPSC”), the United States Department of Agriculture (“USDA”), and the Environmental Protection Agency (“EPA”), and by various agencies of the states and localities in which the products are sold. The area of business that these and other authorities regulate include, among others:

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

Some Nutegrity products are packaged and sold directly to retailers and consumers, and therefore are subject to greater oversight and enforcement action by the FTC. In recent years, the FTC has instituted numerous enforcement actions against consumer packaged goods companies for failure to have adequate substantiation for claims made in advertising or for use of false or misleading advertising claims. Such actions could result in substantial financial penalties and significantly restrict the marketing of the Company’s dietary supplement products.

New Legislation and Regulations. Legislation or regulations may be introduced which, if passed, would impose substantial new regulatory requirements on the manufacture, packaging, labeling, advertising and distribution and sale of Nutegrity products. The Company cannot determine what effect additional domestic or international governmental legislation, regulations, or administrative orders, when and if promulgated, would have on Company’s business in the future. New legislation or regulations may require the reformulation, elimination, or relabeling of certain products to meet new standards and revisions to certain sales and marketing materials, and it is possible that the costs of complying with these new regulatory requirements would be material.

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

Results of Operations

The following discussion segregates the financial results of our two industry segments: animal nutrition and human nutrition. For a discussion of our segments, see Note 15 - Industry Segments to the unaudited condensed consolidated financial statements.

Interim Results for the Third Quarters ended September 30, 2013 and September 30, 2012

Animal Nutrition

	Three Months Ended September 30,
	2013	2012	Increase (Decrease)
	(in millions)
Revenues	$79.8	$78.7	$1.1
Cost of sales	52.3	66.2	(13.9)
Gross profit	27.5	12.5	15.0
Selling, general and administrative expenses (including research and development)	0.7	0.6	0.1
Charges related to U.S. Attorney investigation	—	4.1	(4.1)
Other (gains) and losses	(0.2)	—	(0.2)
Operating income	$27.0	$7.8	$19.2

Revenues.    Animal nutrition revenues increased $1.1 million, or 1.4%, from $78.7 million for the three months ended September 30, 2012 to $79.8 million for the three months ended September 30, 2013. The increase in animal nutrition revenues was primarily due to increased sales prices of 28.8% and 33.1% for the Company’s fish meal and fish oil, respectively, and increased sales volumes of 60.6% for the Company’s fish oil, partially offset by decreased sale volumes of 38.7% for the Company’s fish meal. Considering fish meal, fish oil and fish solubles sales activities in total, the Company experienced a $20.7 million increase in revenue due to increased sales prices, partially offset by decreased sales volumes, when comparing the three months ended September 30, 2013 and 2012. The increase in fish meal sales prices for the three months ended September 30, 2013 is primarily due to sales made pursuant to contracts entered into during 2012 and early 2013 when fish meal prices were higher due to a decreased global supply of fish meal available for sale, particularly from South America, as compared to the three months ended September 30, 2012, when sales were made pursuant to contracts entered into during 2011 and early 2012. The increase in fish oil sales prices is due primarily to a limited global supply and increased demand primarily from the aquaculture and human supplement industries, partially offset by a change in the product mix of refined and crude oils. The increases in fish oil sales volumes is due to the increased fish oil yields from the 2012 to the 2013 fishing season. The decreases in fish meal sales volumes are primarily due to decreased fish catch from the 2012 to 2013 fishing seasons. Omega Shipyard’s third party revenues were $0.6 million for the three months ended September 30, 2012 due to a barge construction contract. There were no shipyard third party revenues for the three months ended September 30, 2013.

Cost of sales.    Animal nutrition cost of sales, including depreciation and amortization, for the three months ended September 30, 2013 was $52.3 million, a decrease of $13.9 million, or 21.0%, as compared to the three months ended September 30, 2012. Cost of sales as a percentage of revenues was 65.5% for the three months ended September 30, 2013 as compared to 84.1% for the three months ended September 30, 2012. The decrease in cost of sales as a percentage of revenues was primarily the result of increased revenue per unit of 35.7%, partially offset by increased cost per unit of sales of 6.1% during the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. The increase in revenue per unit is primarily due to increased fish meal and fish oil sales prices as discussed above. The increase in cost per unit of sales during three months ended September 30, 2013 is primarily due to the increase in the 2013 inventory cost per unit as a result of decreased fish catch experienced in the 2013 fishing season, as well as a change in the product mix of refined and crude oils. The impact of reduced fish catch and production has resulted in higher per unit inventory cost and fewer volumes available for future sale, which have adversely impacted financial results for the third quarter of 2013 and if fish catch and production do not improve sufficiently could be expected to adversely affect financial results through the second quarter of 2014. Omega Shipyard’s third party cost of sales was $0.7 million for the three months ended September 30, 2012. There was no shipyard third party cost of sales for the three months ended September 30, 2013.

OMEGA PROTEIN CORPORATION

Gross profit.    Animal nutrition gross profit increased $15.0 million, or 119.6%, from $12.5 million for the three months ended September 30, 2012 to $27.5 million for the three months ended September 30, 2013. Gross profit as a percentage of revenue was 34.5% for the three months ended September 30, 2013 as compared to 15.9% for the three months ended September 30, 2012. The increase in gross profit as a percentage of revenue was primarily due to the increase in revenue per unit as discussed above. Omega Shipyard’s gross loss was $0.1 million for the three months ended September 30, 2012.

Selling, general and administrative expenses.    Animal nutrition selling, general and administrative expenses increased $0.1 million, from $0.6 million for the three months ended September 30, 2012 to $0.7 million for the three months ended September 30, 2013. The increase in selling, general and administrative expenses is primarily due to increased employee compensation related costs and professional services expenses.

Charges related to U.S. Attorney investigation.    During the three months ended September 30, 2012, the Company recognized charges of $4.1 million, related to an investigation by the U.S. Attorney’s Office in the Eastern District of Virginia.  These charges relate to fines and penalties as well as legal fees. The Company did not recognize expenses related to this matter during the three months ended September 30, 2013.

Other (gains) and losses.    The Company recorded animal nutrition gains for the three months ended September 30, 2013 of $0.2 million primarily related to the receipt of insurance proceeds for fully depreciated assets.

Human Nutrition

	Three Months Ended September 30,
	2013	2012	Increase (Decrease)
	(in millions)
Revenues	$7.8	$5.2	$2.6
Cost of sales	5.9	4.4	1.5
Gross profit	1.9	0.8	1.1
Selling, general and administrative expenses (including research and development)	1.9	0.9	1.0
Other (gains) and losses	0.1	0.1	—
Operating income	$(0.1)	$(0.2)	$(0.1)

Revenues.    Human nutrition revenues increased $2.6 million, or 49.1%, from $5.2 million during the three months ended September 30, 2012 to $7.8 million during the three months ended September 30, 2013. Protein products from WSP, acquired by the Company on February 27, 2013, contributed $3.3 million of revenue during the three months ended September 30, 2013. Other nutraceutical ingredients provided $3.7 million of revenue during the three months ended September 30, 2013 as compared to $4.2 million for the three months ended September 30, 2012. Omega-3 fish oil ingredients and tolling supplied $0.8 million of revenue (including $0.4 million from tolling) during the three months ended September 30, 2013 as compared to $1.0 million (including $0.6 million from tolling) for the three months ended September 30, 2012.

Cost of sales.    Human nutrition cost of sales, including depreciation and amortization, for the three months ended September 30, 2013 was $5.9 million, a $1.5 million increase, or 35.1%, as compared to the three months ended September 30, 2012. Human nutrition cost of sales as a percentage of revenue decreased from 83.3% for the three months ended September 30, 2012 to 75.4% for the three months ended September 30, 2013. Protein products cost of sales was $2.3 million for the three months ended September 30, 2013. Other nutraceutical ingredients cost of sales was $2.2 million during the three months ended September 30, 2013 as compared to $2.3 million for the three months ended September 30, 2012. Omega-3 fish oil ingredients and tolling’s cost of sales was $1.4 million during the three months ended September 30, 2013 as compared to $2.0 million for the three months ended September 30, 2012.

Gross profit.    Human nutrition gross profit increased $1.1 million, or 119.6%, from $0.8 million for the three months ended September 30, 2012 to $1.9 million for the three months ended September 30, 2013. Gross profit as a percentage of revenue was 24.6% for the three months ended September 30, 2013 as compared to 16.7% for the three months ended September 30, 2012. The increase reflects the addition of protein products from WSP, which was acquired on February 27, 2013, as well as a slight increase in gross profit as a percentage of revenue from Omega-3 fish oil ingredients and tolling.

OMEGA PROTEIN CORPORATION

Selling, general and administrative expenses.    Human nutrition selling, general and administrative expenses increased $1.0 million, or 112.6%, from $0.9 million for the three months ended September 30, 2012 to $1.9 million for the three months ended September 30, 2013. The increase in selling, general and administrative expenses is primarily due to the acquisition of WSP on February 27, 2013.

Other (gains) and losses. During the three months ended September 30, 2013 and 2012, the Company recognized an impairment expense of $0.1 million related the excess of carrying value over fair value for certain indefinite lived intangible assets.

Unallocated

	Three Months Ended September 30,
	2013	2012	Increase (Decrease)
	(in millions)
Selling, general and administrative expenses (including research and development)	$4.9	$4.7	$0.2
Operating income	$(4.9)	$(4.7)	$(0.2)

Selling, general and administrative expenses (including research and development).    Unallocated selling, general and administrative expenses increased $0.2 million, or 3.9%, from $4.7 million for the three months ended September 30, 2012 to $4.9 million for the three months ended September 30, 2013. The increase in selling, general and administrative expenses is primarily due to increased professional services expenses and employee compensation related costs during the three months ended September 30, 2013 as compared to the three months ended September 30, 2012.

Other select non-segmented results of operation

Interest expense.    Interest expense was $0.5 million for the three months ended September 30, 2013 as compared to $0.3 million for the three months ended September 30, 2012. Capitalized interest, which offsets interest expense, was $0.1 million and $0.2 million for the three months ended September 30, 2013 and September 30, 2012, respectively.

Provision for income taxes.    The Company recorded a $7.4 million provision for income taxes for the three months ended September 30, 2013 representing an effective tax rate of 34.6% for income taxes compared to 90.8% for the three months ended September 30, 2012. The decrease in the effective tax rate is primarily a result of a predominately non-deductible charge related to the U.S. Attorney’s Office investigation recognized during the three months ended September 30, 2012.  The statutory tax rate of 35% for U.S. federal taxes was in effect for the three month periods ended September 30, 2013 and 2012.

Interim Results for the Nine Months ended September 30, 2013 and September 30, 2012

Animal Nutrition

	Nine Months Ended September 30,
	2013	2012	Increase (Decrease)
	(in millions)
Revenues	$156.6	$155.4	$1.2
Cost of sales	106.2	130.1	(23.9)
Gross profit	50.4	25.3	25.1
Selling, general and administrative expenses (including research and development)	2.0	1.8	0.2
Charges related to U.S. Attorney investigation	—	4.4	(4.4)
Other (gains) and losses	0.2	(3.7)	3.9
Operating income	$48.2	$22.8	$25.4

OMEGA PROTEIN CORPORATION

Revenues.    Animal nutrition revenues increased $1.2 million, or 0.8%, from $155.4 million for the nine months ended September 30, 2012 to $156.6 million for the nine months ended September 30, 2013. The increase in animal nutrition revenues was primarily due to increased sales prices of 24.3% and 44.1% for the Company’s fish meal and fish oil, respectively, partially offset by decreased sales volumes of 25.4% and 10.7% for the Company’s fish meal and fish oil, respectively. Considering fish meal, fish oil and fish solubles sales activities in total, the Company experienced a $37.9 million increase in revenues due to the increase in sales prices, partially offset by a decrease in revenue due to decreased sales volumes, when comparing the nine months ended September 30, 2013 and 2012. The increase in fish meal sales prices for the nine months ended September 30, 2013 is primarily due to sales made pursuant to contracts entered into during 2012 and early 2013 when fish meal prices were higher due to a decreased global supply of fish meal available for sale, particularly from South America, as compared to the nine months ended September 30, 2012, when sales were made pursuant to contracts entered into during 2011 and early 2012. The increase in fish oil sales prices is due primarily to a limited global supply and increased demand primarily from the aquaculture and human supplement industries. The decreases in fish meal and fish oil sales volumes for the nine months ended September 30, 2013 are primarily due to the timing of contracts and reduced available fish meal inventory due to decreased fish catch from the 2012 to 2013 fishing season and reduced available fish oil inventory due to low 2012 fish oil yields. Omega Shipyard’s third party revenues were $1.6 million for the nine months ended September 30, 2012 due to a barge construction contract. There were no shipyard third party revenues for the nine months ended September 30, 2013.

Cost of sales.    Animal nutrition cost of sales, including depreciation and amortization, for the nine months ended September 30, 2013 was $106.2 million, a decrease of $23.9 million, or 18.4%, as compared to the nine months ended September 30, 2012. Cost of sales as a percentage of revenues was 67.8% for the nine months ended September 30, 2013 as compared to 83.7% for the nine months ended September 30, 2012. The decrease in cost of sales as a percentage of revenues was primarily the result of increased revenue per unit of 29.7%, partially offset by increased cost per unit of sales of 5.5% during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. The increase in revenue per unit is primarily due to increased fish meal and fish oil sales prices as discussed above. The increase in cost per unit of sales during nine months ended September 30, 2013 is primarily due to the increase in the 2013 inventory cost per unit as a result of decreased fish catch experienced in the 2013 fishing season, as well as a change in the product mix of refined and crude oils. The impact of reduced fish catch and production has resulted in higher per unit inventory cost and fewer volumes available for future sale, which have adversely impacted financial results for the third quarter of 2013 and if fish catch and production do not improve could be expected to adversely affect financial results through the second quarter of 2014. Omega Shipyard’s third party cost of sales was $2.1 million for the nine months ended September 30, 2012. There was no shipyard third party cost of sales for the nine months ended September 30, 2013.

Gross profit.    Animal nutrition gross profit increased $25.1 million, or 98.9%, from $25.3 million for the nine months ended September 30, 2012 to $50.4 million for the nine months ended September 30, 2013. Gross profit as a percentage of revenue was 32.2% for the nine months ended September 30, 2013 as compared to 16.3% for the nine months ended September 30, 2012. The increase in gross profit as a percentage of revenue was primarily due to the increase in revenue per unit as discussed above. Omega Shipyard’s gross loss was $0.5 million for the nine months ended September 30, 2012.

Selling, general and administrative expenses.    Animal nutrition selling, general and administrative expenses increased $0.2 million, from $1.8 million for the nine months ended September 30, 2012 to $2.0 million for the nine months ended September 30, 2013. The increase in selling, general and administrative expenses is primarily due to increased employee compensation related costs.

Charges related to U.S. Attorney investigation.    During the nine months ended September 30, 2012, the Company recognized charges of $4.4 million, related to an investigation by the U.S. Attorney’s Office in the Eastern District of Virginia.  These charges relate to fines and penalties as well as legal fees. The Company did not recognize expenses related to this matter during the nine months ended September 30, 2013.

Other (gains) and losses.    The Company recorded animal nutrition losses for the nine months ended September 30, 2013 of $0.2 million primarily relating to a $0.3 million reduction in an insurance receivable associated with the 2011 F/V Sandy Point incident, partially offset by the receipt of other insurance proceeds related to fully depreciated assets. The Company recorded a net gain on disposal of assets of $3.7 million for the nine months ended September 30, 2012 primarily related to net gain for the Morgan City, Louisiana facility that was sold during September 2012 and insurance proceeds for property that was damaged and inventory that was lost in 2011, partially offset by the net loss on disposal of certain assets.

Human Nutrition

	Nine Months Ended September 30,
	2013	2012	Increase (Decrease)
	(in millions)
Revenues	$21.7	$17.1	$4.6
Cost of sales	17.3	13.3	4.0
Gross profit	4.4	3.8	0.6
Selling, general and administrative expenses (including research and development)	5.1	2.9	2.2
Other (gains) and losses	0.1	0.1	—
Operating income	$(0.8)	$0.8	$(1.6)

OMEGA PROTEIN CORPORATION

Revenues.    Human nutrition revenues increased $4.6 million, or 27.3%, from $17.1 million during the nine months ended September 30, 2012 to $21.7 million during the nine months ended September 30, 2013. Protein products from WSP, acquired by the Company on February 27, 2013, contributed $6.6 million of revenue during the nine months ended September 30, 2013. Other nutraceutical ingredients provided $11.1 million of revenue during the nine months ended September 30, 2013 as compared to $13.9 million for the nine months ended September 30, 2012. Omega-3 fish oil ingredients and tolling supplied $4.0 million of revenue (including $1.6 million from tolling) during the nine months ended September 30, 2013 as compared to $3.2 million (including $2.0 million from tolling) for the nine months ended September 30, 2012.

Cost of sales.    Human nutrition cost of sales, including depreciation and amortization, for the nine months ended September 30, 2013 was $17.3 million, a $4.0 million increase, or 30.5%, as compared to the nine months ended September 30, 2012. Human nutrition cost of sales as a percentage of revenue increased from 77.8% for the nine months ended September 30, 2012 to 79.8% for the nine months ended September 30, 2013. Protein products cost of sales was $4.5 million for the nine months ended September 30, 2013. Other nutraceutical ingredients cost of sales was $6.6 million during the nine months ended September 30, 2013 as compared to $8.1 million for the nine months ended September 30, 2012. Omega-3 fish oil ingredients and tolling’s cost of sales was $6.2 million during the nine months ended September 30, 2013 as compared to $5.2 million for the nine months ended September 30, 2012.

Gross profit.    Human nutrition gross profit increased $0.6 million, or 15.8%, from $3.8 million for the nine months ended September 30, 2012 to $4.4 million for the nine months ended September 30, 2013. Gross profit as a percentage of revenue was 20.2% for the nine months ended September 30, 2013 as compared to 22.2% for the nine months ended September 30, 2012. The decrease in gross profit as a percentage of revenue was primarily due to lower other nutraceutical sales and transition costs associated with the post-acquisition conversion of an Omega-3 fish oil processing plant. In addition, gross profit as a percentage of revenue for the nine months ended September 30, 2013 was negatively impacted by the one time inventory write-up to fair value that was made in conjunction with the WSP acquisition in February 2013.

Selling, general and administrative expenses.    Human nutrition selling, general and administrative expenses increased $2.2 million, or 79.8%, from $2.9 million for the nine months ended September 30, 2012 to $5.1 million for the nine months ended September 30, 2013. The increase in selling, general and administrative expenses is primarily due to the acquisition of WSP on February 27, 2013.

Other (gains) and losses. During the nine months ended September 30, 2013 and 2012, the Company recognized an impairment expense of $0.1 million related the excess of carrying value over fair value for certain indefinite lived intangible assets.

Unallocated

	Nine Months Ended September 30,
	2013	2012	Increase (Decrease)
	(in millions)
Selling, general and administrative expenses (including research and development)	$14.1	$13.4	$0.7
Operating income	$(14.1)	$(13.4)	$(0.7)

Selling, general and administrative expenses (including research and development).    Unallocated selling, general and administrative expenses increased $0.7 million, or 5.1%, from $13.4 million for the nine months ended September 30, 2012 to $14.1 million for the nine months ended September 30, 2013. The increase in selling, general and administrative expenses is primarily due to professional services expenses including costs related to the acquisition of WSP on February 27, 2013, partially offset by decreased employee compensation related costs during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012.

OMEGA PROTEIN CORPORATION

Other select non-segmented results of operation

Interest expense.    Interest expense was $1.4 million for the nine months ended September 30, 2013 as compared to $1.0 million for the nine months ended September 30, 2012. Capitalized interest, which offsets interest expense, was $0.2 million and $0.6 million for the nine months ended September 30, 2013 and 2012, respectively.

Provision for income taxes.    The Company recorded a $10.9 million provision for income taxes for the nine months ended September 30, 2013 representing an effective tax rate of 34.4% for income taxes compared to 49.3% for the nine months ended September 30, 2012. The decrease in the effective tax rate is primarily a result of a predominately non-deductible charge related to the U.S. Attorney’s Office investigation recognized during the nine months ended September 30, 2012. The statutory tax rate of 35% for U.S. federal taxes was in effect for the nine months ended September 30, 2013 and 2012.

Seasonal and Quarterly Results

Omega Protein’s menhaden harvesting and processing business is seasonal in nature. Omega Protein generally has higher sales during the menhaden harvesting season (which includes the second and third quarter of each fiscal year) due to increased product availability and customer demand. Additionally, due to differences in gross profit margins for Omega Protein’s various products, any variation in the mix of product sales between quarters may result in significant variations of total gross profit margins. These margins may also be affected by changes in costs from year to year and month to month, including as a result of variations in production yields. Similarly, from time to time Omega Protein defers sales of inventory based on worldwide prices for competing products that affect prices for its products, which may affect comparable period comparisons. As a result, the Company’s quarterly operating results have fluctuated in the past and may fluctuate in the future.

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

At September 30, 2013, the Company had an unrestricted cash balance of $34.8 million, a decrease of $21.2 million from December 31, 2012. This decrease was primarily due to the acquisition of WSP, expenditures related to the 2013 fishing season, capital spending and debt payments, and was partially offset by the sale of inventory and proceeds from the exercise of stock options. Omega Protein’s annual revenues and its resulting liquidity are highly dependent on annual fish catch, production yields, selling prices for its products and inventories available for sale. Omega Protein’s average selling prices for its animal nutrition ingredients for nine months ended September 30, 2013 were 27.7% higher than its average selling prices for the year ended December 31, 2012. Additionally, Omega Protein’s animal nutrition business experienced a 5.3% higher per unit cost of sales during the nine months ended September 30, 2013 as compared to the year ended December 31, 2012.

The aggregate amount of the Company’s outstanding indebtedness as of September 30, 2013 was approximately $25.0 million compared to approximately $27.3 million as of December 31, 2012. The Company has a moderately leveraged financial structure which could limit its financial flexibility. In particular, the Company will be required to use a portion of its cash flows to pay principal and interest on its debt, which will reduce the amount of money the Company has for operations, capital expenditures, expansion, acquisitions or general corporate or other business activities. In addition, the covenants contained in the Company’s debt agreements limit its ability to borrow money in the future for acquisitions, capital expenditures or to meet the Company’s operating expenses or other general corporate obligations. See “Risk Factors - The Company has a moderate amount of indebtedness, which may adversely affect its ability to operate its business, remain in compliance with debt covenants and make payments on its debt” in the Company’s 2012 Form 10-K.

As of September 30, 2013, the Company has or had contracted through energy swap derivatives or future physical purchases for a substantial portion of its estimated remaining 2013 energy use.

OMEGA PROTEIN CORPORATION

Source of Capital: Operations

Net cash flow provided by operating activities increased from approximately $6.9 million for the nine months ended September 30, 2012 to $26.6 million for the nine month period ended September 30, 2013. The increase in operating cash flow is primarily attributable to increased net income and changes in working capital driven by normal business operations.

Source of Capital: Debt

Net financing activities provided cash of $1.6 million and used cash of $2.5 million during the nine months ended September 30, 2013 and 2012, respectively. The nine month period ended September 30, 2013 included $4.2 million in proceeds and tax effects received from stock options exercised and $2.6 million in debt and capital lease principal payments. The nine month period ended September 30, 2012 included $2.6 million in debt and capital lease principal payments and $0.4 million of debt issuance costs partially offset by $0.5 million in proceeds and tax effects received from stock options exercised.

In June 2011, pursuant to the Title XI program, the United States Department of Commerce Fisheries Finance Program (the “FFP”) approved a financing application made by the Company in the amount of $10.0 million (the “Approval Letter”) which expires on June 20, 2016. To date, the Company has not borrowed any amounts under the Approval Letter. As of September 30, 2013, the Company had approximately $25.0 million of borrowings outstanding under Title XI and was in compliance with all of the covenants contained therein.

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

All Loans and all other obligations outstanding under the Loan Agreement are payable in full on March 21, 2017. As of September 30, 2013 and December 31, 2012, the Company had no amounts outstanding under the $60 million Loan Agreement and approximately $3.5 million and $3.1 million, respectively, in letters of credit. As of September 30, 2013, the Company was in compliance with all financial covenants under the Loan Agreement and expects to be in compliance during the next twelve months. The Company has no off-balance sheet arrangements other than normal operating leases and standby letters of credit.

The Company’s notes payable and long-term debt are more fully explained in Note 11 to the consolidated financial statements of the Company’s Form 10-K for the fiscal year ended December 31, 2012.

Use of Capital: Operations

The Company’s investing activities consist mainly of acquisition costs and capital expenditures for equipment purchases, replacements, vessel refurbishments, and fish oil refining processes. Net investing activities, without acquisition activities, used cash of $22.7 million and $15.3 million for the nine month periods ended September 30, 2013 and 2012, respectively. The Company spent $5.0 million during the nine months ended September 30, 2013 to extinguish a capital lease and purchase the associated real property in connection with the expansion of the Company's dairy protein facility in Reedsburg, Wisconsin. Additionally, the Company made capital expenditures of approximately $18.0 million and $21.3 million, for the nine month periods ended September 30, 2013 and 2012, respectively. The Company anticipates making $2 million to $5 million in capital expenditures during the remainder of 2013, excluding capitalized interest, primarily for the construction and refurbishment of vessels and plant assets and to expand its protein production capabilities. The Company also plans to make capital expenditures totaling approximately $20 million over the 2013 and 2014 period to expand its dairy protein production capabilities.

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

OMEGA PROTEIN CORPORATION

On February 27, 2013, the Company acquired all of the outstanding equity of WSP, a Wisconsin limited liability company, in a cash transaction pursuant to the terms of an agreement and plan of merger. WSP is now a wholly owned subsidiary of the Company. The Company paid an aggregate cash purchase price for the equity of WSP of $26.5 million plus $0.6 million representing WSP’s excess working capital on the closing date and reimbursable capital expenditures, utilizing cash on hand.

Use of Capital: Contractual Obligations

The following tables aggregate information about the Company’s contractual cash obligations and other commercial commitments (in thousands) as of September 30, 2013:

	Payments Due by Period
		Less than	1 to 3	3 to 5	After 5
Contractual Cash Obligations	Total	1 year	years	years	years

Long-term debt	$24,984	$3,062	$5,531	$5,703	$10,688
Interest on long-term debt (1)	7,340	1,508	2,432	1,721	1,679
Operating lease obligations	5,824	2,389	2,053	872	510
Pension Funding (2)	8,425	1,858	3,487	2,235	845
Total Contractual Cash Obligations	$46,573	$8,817	$13,503	$10,531	$13,722

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

The Company’s Corporate Governance Guidelines, Code of Business Conduct and Ethics, Code of Ethics for Financial Professionals, as well as the Charters for the Board’s Audit Committee, Compensation Committee, Corporate Governance and Nominating Committee, are available at the Company’s website. These Guidelines, Codes and Charters are not incorporated by reference into this report and do not constitute part of this report. The Company will provide a copy of these documents to any stockholder upon request.

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

The Company and one of its insurance carriers have been named in a lawsuit filed in federal court in the Southern District of Mississippi in connection with the death of an employee at the Company’s Moss Point, Mississippi plant in April 2012. The lawsuit alleges that the Company intentionally caused the employee’s death, a claim that the Company emphatically denies. The Company believes that the claim is covered by the state’s workers compensation statute which provides that worker compensation benefits are the exclusive remedy for a work-related injury or death under these circumstances. The Company intends to contest the claim vigorously.

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

OMEGA PROTEIN CORPORATION

In June 2013, the Company’s subsidiary, Omega Protein, Inc., resolved both the U.S. Coast Guard and EPA investigations by entering into a plea agreement with the United States Attorney’s Office for the Eastern District of Virginia. Pursuant to terms of the plea agreement, the Company’s subsidiary pled guilty to two Clean Water Act violations. The plea agreement required the subsidiary to pay a $5.5 million fine, be placed on a three year term of probation, and implement an environmental compliance program. In addition to the $5.5 million fine, the subsidiary was required to make a $2.0 million contribution to the National Fish and Wildlife Foundation to fund projects in Virginia related to the protection of the environmental health of the Chesapeake Bay. The plea agreement was approved by the U.S. District Court for the Eastern District of Virginia in June 2013 and the subsidiary paid both the $5.5 million fine and the $2.0 million contribution in July 2013. Omega Protein, Inc. will be on probation until June 2016, unless the probation period is terminated earlier by the court.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Form 10-K for the fiscal year ended December 31, 2012 except as follows.

Possible restrictions on Omega Protein’s fish catch may occur depending on the resolution of an Omega Protein waiver request with the U.S. Coast Guard. Omega Protein had requested a waiver from the Coast Guard for its Gulf of Mexico fleet regarding the use of certain vessel equipment applicable to “ocean-going vessels” (as defined by Coast Guard regulations) that operate beyond the 12 nautical mile limit and in April 2013 the Coast Guard granted Omega Protein a partial waiver for its 2013 fishing season only that allows Omega Protein to travel, but not fish, outside 12 nautical miles of shore. Omega Protein has a pending waiver request with the Coast Guard to allow its vessels to fish beyond the 12 nautical mile limit and has been in discussions with the Coast Guard regarding this issue. If the Coast Guard does not grant this waiver, Omega Protein will have to continue restricting its 2013 fishing to within 12 nautical miles of shore or install additional equipment on its vessels which will result in additional expense.

Omega Protein may not be able to recruit, train and retain qualified marine personnel in sufficient numbers. Omega Protein’s business is dependent on its ability to recruit, train and retain qualified marine personnel in sufficient numbers such as vessel captains, vessel engineers and other crewmembers. Omega Protein has experienced difficulty in recent years in recruiting its optimal number of employees, particularly licensed engineers for its vessels. To the extent that Omega Protein is not successful in recruiting, training and retaining employees in sufficient numbers, its productivity may suffer. If Omega Protein were unable to secure a sufficient number of workers during periods of peak employment, the lack of personnel could have an adverse effect on the Company’s business, results of operations and financial condition.

Increase in the price and shortage of supply of key raw materials could adversely affect our human nutrition segment. Certain of Nutegrity’s products are composed of key raw materials that are purchased from third parties. In addition, Nutegrity manufactures all of its dairy protein products from dairy ingredient raw materials that it purchases from local cheese makers and is completely dependent on these local sources of supply. Two of Nutegrity’s dairy ingredient raw material suppliers each account for approximately 25% of its dairy ingredient raw material supply. Dairy ingredient raw material purchase arrangements are typically short-term supply contracts or spot sales agreements.

Raw material prices may increase in the future and our human nutrition segment may not be able to pass on such increases to its customers. A significant increase in the price of raw materials that cannot be passed on to customers could have a material adverse effect on our human nutrition segment results of operations and financial condition. In addition, if our human nutrition segment cannot get access to key raw materials due to (i) increased regulatory scrutiny or changing regulatory standards involving dietary supplements or their ingredients or the importation of these raw materials into the United States, or (ii) lack of supply, it could have a material adverse effect on our results of operations and financial condition.

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

November 6, 2013
	By:	/s/ Andrew C. Johannesen
(Executive Vice President, Chief Financial Officer)