Form 10-K
period 2013-12-31
OMEGA PROTEIN CORP
filed 2014-03-10
CIK 1053650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $180,439,387 as of June 30, 2013 (computed by reference to the quoted closing price of the registrant’s common stock on the New York Stock Exchange on June 28, 2013). Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On March 3, 2014, there were outstanding 20,896,734 shares of the Company’s common stock, $0.01 par value.

Documents incorporated by reference: Portions of the registrant’s definitive proxy statement for its 2014 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2013, are incorporated by reference to the extent set forth in Part III of this Form 10-K.

OMEGA PROTEIN CORPORATION

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Forward-looking statements in this Annual Report on Form 10-K, future filings by the Company with the Securities and Exchange Commission (the “Commission”), the Company’s press releases and oral statements by authorized officers of the Company are intended to be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the risks set forth under Item 1A “Risk Factors.” The Company believes that forward-looking statements made by it are based on reasonable expectations; however, no assurances can be given that actual results will not differ materially from those contained in such forward-looking statements. Forward-looking statements involve statements that are predictive in nature, which depend upon or refer to future events or conditions, or which include the words “estimate,” “project,” “anticipate,” “expect,” “predict,” “believe,” “could,” “hope”, “plans”, “intend,” “seek,” “should,” “goal,” “would,” “may” and similar expressions. Readers are cautioned not to place undue reliance on forward-looking statements contained in this document, which speak only as of the date of this Annual Report on Form 10-K. We undertake no responsibility to publicly update or revise any forward looking statements after the date they are made, whether as a result of new information, future events or otherwise.

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

The Company operates in two primary industry segments: animal nutrition and human nutrition.

The animal nutrition segment is comprised primarily of two subsidiaries: Omega Protein, Inc. and Omega Shipyard, Inc. Omega Protein, Inc. (“Omega Protein”), the Company’s principal operating subsidiary, is predominantly dedicated to the production of animal nutrition products and operates in the menhaden harvesting and processing business and is the successor to a business conducted since 1913. Prior to December 2013, Omega Protein operated four menhaden processing plants: two in Louisiana, one in Mississippi and one in Virginia. In December 2013, the Company closed its Cameron, Louisiana menhaden processing plant and is re-deploying some of that plant’s harvesting and processing assets to its three remaining menhaden processing plants. The Company also operates a Health and Science Center in Reedville, Virginia, which provides a 100-metric tons per day fish oil input capacity for the Company’s food, industrial and feed grade oils. A portion of Omega Protein’s production is transferred to its human nutrition segment where it is further processed and sold. Omega Shipyard, Inc. (“Omega Shipyard”) owns and operates a drydock facility in Moss Point, Mississippi that is used to provide shoreside maintenance for Omega Protein’s fishing fleet and, subject to outside demand and excess capacity, occasionally for third-party vessels.

The human nutrition segment, which operates under the name Nutegrity, is comprised primarily of three subsidiaries: Cyvex Nutrition, Inc. (“Cyvex”), InCon Processing, L.L.C. (“InCon”) and Wisconsin Specialty Protein, L.L.C. (“WSP”). Cyvex, acquired by the Company in December 2010, is located in Irvine, California and is an ingredient provider in the nutraceutical industry. InCon, acquired by the Company in September 2011, is located in Batavia, Illinois and is a specialty processor that utilizes molecular distillation technology to concentrate Omega-3 fish oils and, subject to outside demand and excess capacity, a variety of other compound products for third-party tolling customers. WSP, acquired by the Company on February 27, 2013, is a manufacturer and marketer of specialty dairy and other protein products headquartered in Madison, Wisconsin and operates a production facility in Reedsburg, Wisconsin. For additional information related to the Company’s acquisition of WSP, see Note 2 – Acquisition of Wisconsin Specialty Protein, L.L.C to our consolidated financial statements included in Item 8. The Company also operates a technical center in Houston, Texas, the Omega Protein Technology and Innovation Center, which has food science application labs as well as analytical, sensory, lipids research and pilot plant capabilities. For financial information about our industry segments for years 2013, 2012 and 2011, see Note 20 to our consolidated financial statements included in Item 8.

Geographic Information

The Company’s export sales were approximately $120 million, $142 million, and $165 million in 2013, 2012, and 2011, respectively. Such sales were made primarily to Asian, European and Canadian markets. In 2013, 2012 and 2011, sales to the Company’s top customer were approximately $22.7 million, $43.5 million and $38.6 million, respectively. The top customer was Nestle Purina Pet Care for 2013, Hong Kong Ruiboer for 2012 and Pacific Tide Limited for 2011. In addition, in 2011 a second customer, Hong Kong Ruiboer, also accounted for approximately $36.8 million of revenue.

The following table shows the geographical distribution of revenues (in millions) based on location of customers:

	Years Ended December 31,
	2013		2012		2011
	Revenues	Percent	Revenues	Percent	Revenues	Percent
U.S.	$123.9	50.7%	$93.8	39.8%	$86.6	34.4%
Mexico	1.3	0.5	0.9	0.4	0.9	0.3
Europe	31.5	12.9	18.6	7.9	30.3	12.1
Canada	11.6	4.8	13.2	5.6	15.4	6.1
Asia (1)	70.9	29.0	104.2	44.2	114.3	45.4
South & Central America	4.8	2.0	4.7	2.0	4.0	1.6
Other	0.3	0.1	0.2	0.1	0.2	0.1
Total	$244.3	100.0%	$235.6	100.0%	$251.7	100.0%

(1)	Of this balance, China comprised approximately $47.4 million, $89.5 million and $102.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.

The following table sets forth the Company’s revenues by product (in millions) and the approximate percentage of total revenues represented thereby, for the indicated periods:

	Years Ended December 31,
	2013		2012		2011
	Revenues	Percent	Revenues	Percent	Revenues	Percent

Fish Meal	$142.5	58.3%	$160.7	68.2%	$175.5	69.8%
Fish Oil	43.8	18.0	27.6	11.7	39.6	15.7
Refined Fish Oil	22.7	9.3	17.8	7.6	15.6	6.2
Fish Solubles and Other	4.2	1.7	7.5	3.2	5.8	2.3
Dietary Supplement and Food Ingredients and Products	31.1	12.7	22.0	9.3	15.2	6.0
Total	$244.3	100.0%	$235.6	100.0%	$251.7	100.0%

Company Overview

Businesses. The Company operates in two primary industry segments: animal nutrition and human nutrition. The Company’s principal operating subsidiary, Omega Protein, is predominately dedicated to the production of animal nutrition products and operates in the menhaden harvesting and processing business. Omega Protein is the largest U.S. producer of protein-rich meal and oil derived from marine sources. Omega Protein’s products are produced from menhaden (a herring-like fish found in commercial quantities), and include regular grade and value-added specialty fish meals, crude and refined fish oils and fish solubles that are sold primarily to animal nutrition markets. Nutegrity produces Omega-3 fish oils and specialty dairy and other protein products, and distributes these and other nutraceutical ingredients, which are sold to human nutrition markets.

 Animal Nutrition Products

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

At December 31, 2013, Omega Protein owned a fleet of 40 vessels and 31 spotter aircraft for use in its fishing operations and also leased additional aircraft where necessary to facilitate operations. During the 2013 fishing season in the Gulf of Mexico, which ran from mid-April through October, Omega Protein operated 24 fishing and carry vessels and 26 spotter aircraft. The fishing area in the Gulf is generally located along the Gulf Coast, with a concentration off the Louisiana and Mississippi coasts. The fishing season along the Atlantic coast began in June and extended into late November. During the 2013 season, Omega Protein operated seven fishing vessels and seven spotter aircraft along the Mid-Atlantic coast. The remaining fleet of fishing vessels and spotter aircraft are not routinely operated during the fishing season and are back-up to the active fleet, used for other transportation purposes, inactive or in the process of refurbishment in the Company’s shipyard. As a result of the Cameron, Louisiana processing plant closure in December 2013 as described below, the Company anticipates fishing three less vessels and operating seven less spotter aircraft in 2014 than during 2013. The Company also plans to dispose of four of its older vessels and five spotter aircraft during 2014. For additional information, see Note 5 – Plant Closure to our consolidated financial statements included in Item 8.

Meal and Oil Processing Plants.    Prior to December 2013, Omega Protein operated four meal and oil processing plants, two in Louisiana, one in Mississippi and one in Virginia, where the menhaden are processed into three general product types: fish meal, fish oil and fish solubles. Omega Protein’s processing plants are located in coastal areas near Omega Protein’s fishing fleet. Annual volume processed varies depending upon menhaden catch and production yields. Each plant maintains a dedicated dock to unload fish, fish processing equipment and product storage facilities. The fish are unloaded from the fishing vessels into storage boxes and then conveyed into steam cookers. The fish are then passed through presses to remove most of the oil and water. The solid portions of the fish are dried and ground into fish meal. The liquid that is produced in the cooking and pressing operations contains oil, water, dissolved protein and some fish solids. This liquid is decanted to remove the solids and is put through a centrifugal oil and water separation process. The separated fish oil is a finished product called crude oil. The separated water and protein mixture is further processed through evaporators to recover the soluble protein, which can be sold as solubles or added to the solid portions of the fish for processing into fish meal.

In December 2013, the Company closed its Cameron, Louisiana menhaden processing plant and is re-deploying some of that plant’s harvesting and processing assets to the three remaining menhaden processing plants.  The strategic decision to close the facility and re-deploy these assets is the result of the Company’s efforts to improve financial performance by increasing the utilization of its existing assets and reducing maintenance-related capital expenditures. After a thorough review of its fishing facility operations and anticipated future capital requirements, the Company believes that consolidating its two western Gulf of Mexico facilities into a single facility based in Abbeville, Louisiana will improve long term operating and capital efficiencies.

As a result of the closure, the Company recognized a loss on closure of approximately $6.6 million related to the impairment of harvesting and processing assets, employee severances and other ongoing closure costs. For additional information, see Note 5 – Plant Closure to our consolidated financial statements included in Item 8.

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

Omega Protein Technology and Innovation Center. The Omega Protein Technology and Innovation Center located in Houston, Texas serves the Company as an in-house analytical laboratory and participates in various new product development and research and development projects by utilizing their scientific expertise and collaborating with Nutegrity research and marketing personnel. The facility has food science application labs, as well as analytical, sensory and pilot plant capabilities. The facility also has a lipids research lab where the Company plans to continue to develop new Omega-3 products that have improved functionality and technical characteristics.

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

FAQ Meal.    FAQ (Fair Average Quality) Meal is Omega Protein’s commodity grade fish meal that is typically used in protein blends for pets and other animals.

Fish Oil.    Omega Protein produces crude unrefined fish oil, refined fish oil and human grade fish oils.

Unrefined Fish Oil.    Unrefined fish oil (also referred to as crude fish oil) is Omega Protein’s basic fish oil product. This grade of fish oil has not undergone any portion of the refining process. Omega Protein’s markets for crude fish oil have changed over the past decade. In the 1990’s, Omega Protein’s main crude fish oil market, which accounted for greater than 90% of Omega Protein’s production, was the manufacturers of hydrogenated oils for human consumption such as margarine and shortening. Since then, the development of the worldwide aquaculture industry has resulted in steady demand for fish oils in order to improve feed efficiency, nutritional value, survivability and health of farm-raised fish species. In 2011, 2012 and 2013, Omega Protein estimates that approximately 93%, 83%, and 83% of its crude fish oil was sold as a feed ingredient to the aquaculture industry, respectively.

Refined Fish Oil.    Omega Protein’s refined fish oils come in two basic grades.

Feed Grade Oils.    Feed grade menhaden oil is processed and refined to offer a high Omega-3 oil for use in pet, aquaculture and livestock feeds. The processing reduces free fatty acids, color and oxidative precursors while enhancing Omega-3 fatty acids for incorporation in the final feed to enhance skin and coat conditioning, reproductive performance, and immunity. Kosher products are available. Omega Protein’s refined feed grade fish oils are sold under the name Virginia Prime™. Virginia Prime GoldTM fish oil is alkali refined, bleached and then fractionated.

OmegaEquis. OmegaEquis is a specialty feed additive product for the equine market that supplies omega-3 fatty acids to horses. OmegaEquis is Virginia Prime Gold™ that has been alkali refined, bleached, fractionated and then flavored in order to enhance palatability.

Human Grade Oils.  See Business and Properties – Human Nutrition Products- Omega-3 Fish Oil Ingredients.

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

Omega Protein generally sells most of its products on up to a twelve-month forward contract basis with the balance sold on a spot basis through purchase orders or under longer-term forward contracts. Omega Protein’s sales contracts generally contain force majeure and other production allocation provisions. Historically, fish meal and fish oil sold on a forward contract basis has fluctuated from year to year based upon perceived market availability and forward price expectations. As of December 31, 2013, Omega Protein had sold forward on a contract basis approximately 54,000 short tons of fish meal and 15,000 metric tons of fish oil for 2014, contingent on 2014 production and product availability. Of these 2014 forward sales, the majority was contracted during 2013. As a basis of comparison, as of December 31, 2012, Omega Protein had sold forward on a contract basis approximately 72,000 short tons of fish meal and 22,000 metric tons of fish oil for 2013.

Omega Protein’s annual revenues are highly dependent on pricing, annual fish catch, production yields and inventories. Inventory is generally carried over from one year to the next year and Omega Protein determines the level of inventory to be carried over based on existing contracts, prevailing market prices of the products and anticipated customer usage and demand during the off-season. Thus, production volume does not necessarily correlate with sales volume in the same year and sales volumes will fluctuate from quarter to quarter. Omega Protein’s fish meal products have a useable life of approximately one year from date of production. However, Omega Protein attempts to empty its warehouses of the previous season’s products by the second or third month of each new fishing season. Omega Protein’s crude fish oil products do not lose efficacy unless exposed to oxygen and, therefore, their storage life typically is longer than that of fish meal.

 Customers and Marketing.     Most of Omega Protein’s marine protein products are sold directly to approximately 200 customers by Omega Protein’s agriproducts sales department, while a smaller amount is sold through independent sales agents and the Company’s human nutrition segment. Omega Protein’s animal nutrition segment product inventory was $73.8 million as of December 31, 2013 versus $45.3 million as of December 31, 2012.

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

Omega Protein’s products are sold both in the U.S. and internationally. International sales consist of both fish meal and fish oil and are primarily to China, Norway, Canada, Saudi Arabia and Japan. Omega Protein’s sales in these foreign markets are denominated in U.S. dollars and are not directly affected by currency fluctuations. Such sales could be adversely affected by changes in demand resulting from fluctuations in currency exchange rates.

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

Quality Control.    The Company believes that maintaining high standards of quality in all aspects of its manufacturing operations play an important part in its ability to attract and retain customers and maintain its competitive position. To that end, the Company has adopted quality control systems and procedures designed to test the quality aspects of its products, such as protein content and digestibility. The Company regularly reviews, updates and modifies these systems and procedures as appropriate.

Gulf of Mexico Oil Spill. In response to the oil spill caused by the Deepwater Horizon oil rig explosion in the Gulf of Mexico in April 2010 and the subsequent temporary and intermittent closures of certain commercial and recreational fishing grounds by the Louisiana Department of Fisheries and Wildlife, the Mississippi Department of Marine Resources and the National Oceanic and Atmospheric Administration (“NOAA”), Omega Protein temporarily relocated its nine Moss Point, Mississippi fishing vessels and three carry vessels to fishing grounds on the west side of the Mississippi River Delta in an attempt to minimize vessel downtime and business interruptions. These restrictions continued to affect Omega Protein’s fishing through September 2010.

During 2010, Omega Protein filed a claim for damages with BP and also met with BP’s third party claims adjuster.  On August 23, 2010, the claims process for BP was moved to the Gulf Coast Claims Facility (“GCCF”), a claims facility tasked with claims administration and payment distribution for those businesses and individuals that suffered damages and incurred other costs related to the oil spill.

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

In total, the Company received payments of $44.8 million, net of fees and expenses, from the GCCF in 2010 and 2011. As a part of the final settlement, the Company released and waived all current and future claims against BP and all other potentially responsible parties with regard to the oil spill.      For additional information, see Note 4 – Gulf of Mexico Oil Spill to our consolidated financial statements included in Item 8.

Insurance.    The Company maintains insurance against physical loss and damage to its assets and coverage against third party liability it may incur in the course of its operations, as well as workers’ compensation, United States Longshoremen’s and Harbor Workers’ Compensation Act and Jones Act coverage. The coverage limits for the Company’s insurance program are generally comprised of several excess liability policies, which are subject to deductibles, underlying limits, annual aggregates and exclusions. The Company believes its insurance coverage to be in such form, against such risks, for such amounts and subject to such deductibles and self-retentions as are generally prudent for its operations but the securing of such coverage by necessity requires judgment in the balancing of retained risk and the cost effectiveness of such insurance programs. The Company has generally elected to increase its deductibles and self-retentions in order to manage rising insurance premium costs. These higher deductibles and self-retentions have resulted in greater uninsured losses to the Company in the cases of the Hurricanes Katrina, Rita and Ike and will expose the Company to greater risk of loss if additional future claims occur.

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

Competition.    Omega Protein competes with a smaller domestic privately-owned menhaden fishing company and with numerous fish processors outside the United States. In addition, but to a lesser extent, the Company’s marine protein and oil business is also subject to significant competition from producers of vegetable and other animal protein and oil products. Many of these competitors have significantly greater financial resources, less onerous regulatory costs and more extensive and diversified operations than those of the Company.

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

Fish meal prices have generally borne a loose relationship to other protein sources, and the prices for Omega Protein’s fish meal and fish oil products are established by worldwide supply and demand relationships over which Omega Protein has no control and tend to fluctuate significantly over the course of a year and from year to year.

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

Omega Protein’s menhaden fishing operations are also subject to regulation by two interstate compact commissions created by federal law: the Atlantic States Marine Fisheries Commission (“ASMFC”) which consists of 14 states along the Atlantic seaboard and three agencies, and the Gulf States Marine Fisheries Commission (“GSMFC”) which consists of five states along the Gulf of Mexico. The ASMFC and GSMFC manage the menhaden fishery throughout the stock’s coast-wide range. The Company supports the ASMFC’s and GSMFC’s goal of maintaining a healthy population of menhaden.

ASMFC. In December 2012, the ASMFC established a coast-wide limit on the amount of Atlantic menhaden that can be harvested each year. Based on a 20% reduction from the 2009-2011 average annual landings, total menhaden harvest in the 2013 fishing year and beyond will be limited to 170,800 metric tons (“mt”). The Company expects that this total harvest level will remain in place at least through 2014 when a new assessment of the Atlantic menhaden population will be conducted. The new catch limit represents a 24% reduction from the 2012 coastal harvest level of 224,200 mt, of which the Company accounted for 160,600 mt. Changes in these catch levels beyond 2014 likely will be influenced by the results of the new 2014 benchmark stock assessment.

The ASMFC also voted to allocate the new catch quota among the Atlantic states based on the share of menhaden landings over the same three year period. As a result, Virginia received approximately 85 percent of the quota, or between about 144,270 mt and 146,000 mt, to be split between the Company and the Virginia bait fishery. The Company’s allowable catch for 2014 and 2015 is expected to be between approximately 129,900 mt and 131,500 mt for each year, significantly below the five year average catch through 2012 of 163,300 mt and its previous low harvest of 141,100 mt in 2008. Based on the five year average through 2012, 34% of the Company’s fish catch and 30% of its production of fish meal, oil and solubles came from its Atlantic business. As a result of the implementation of the ASMFC restrictions, prior to the commencement of the 2013 fishing season the Company reduced the number of vessels at its Reedville plant from eight to seven and reduced the number of Reedville employees from 260 to 225. In the first year of the quota, Omega Protein’s 2013 harvest was in full compliance with its quota allocation.

In 2012, the ASMFC reduced the cap on the amount of menhaden that the Company can harvest in the Chesapeake Bay from 109,020 mt to 87,200 mt (the “Bay cap”). The Bay cap was originally established as a precautionary measure in 2006 while research was to be conducted to address, among other things, the question whether the menhaden harvest in the Bay could cause what is being termed “localized depletion” of menhaden there. No evidence of such localized depletion has been produced.

The Bay cap did not affect the Company’s Chesapeake Bay harvests for the years 2007 through 2013. Since the imposition of the original Bay cap in 2006, the Company’s harvests from these waters have been near or below the new 87,200 mt Bay cap level. Therefore, the Company does not expect that the new Bay cap will have a material adverse effect on its business, financial results or results of operations.

GSMFC. In October 2013, the GSMFC adopted reference points for the Gulf menhaden fishery. The reference points do not establish any caps or quotas on the Gulf menhaden fishery but rather measure the rate of harvest in order to insure the continued health of the population. The reference points were set at 663,583 mt annually as the target reference point and 680,765 mt annually as the threshold reference point. For reference, the 2013 total industry wide landings for Gulf menhaden were 497,503 mt.

The GSMFC recommended that if the target level of 663,583 mt were to be exceeded two years in a row, the GSMFC would request an update to the Gulf menhaden stock assessment. In addition, if the threshold level of 680,765 mt were to be exceeded in a single year, the GSMFC would also request a stock assessment update. The next Gulf stock assessment is scheduled for 2018.

Texas. The Texas Parks and Wildlife Commission has adopted regulations related to the menhaden reduction fishery in Texas waters which limits the Total Allowable Catch (“TAC”) to 31.5 million pounds annually. The regulations also allow for a 10% underage or overage in each year which is credited or deducted, as applicable, to the TAC in the following year.

In 2013, the Company’s Texas fish catch did not approach the TAC. Omega Protein’s menhaden fish catch in Texas in 2013 was estimated by the National Marine Fisheries Service to be approximately 10.8 million pounds (approximately 4,921 mt), or approximately 1.1% of Omega Protein’s total 2013 fish catch. With the closing of the Company’s Cameron, Louisiana plant, which was the plant closest to the Texas border, this limitation is unlikely to have any material adverse effect on the Company’s business, results of operation or financial condition.

North Carolina. In May 2012, the North Carolina Division of Marine Fisheries in the Department of Environment and Natural Resources issued a proclamation that banned the commercial fishing of menhaden using purse seine netting in North Carolina state waters. The restrictions in the proclamation were subsequently enacted into law by the North Carolina General Assembly, effectively prohibiting the Company’s fishing operations in these state waters. Federal waters outside the North Carolina three-nautical mile state water limit remain unaffected. In 2011, the Company caught approximately 1.6% of its total 2011 fish catch in North Carolina state waters.

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

In April 2010, the Company received a request for information from the EPA concerning its bail wastewater practices used in its fishing operations at its Reedville, Virginia facility. In February 2011, the U.S. Coast Guard conducted inspections at the Company’s Reedville facility regarding the Reedville vessels’ bilge water discharge practices. Based on these inquiries, both agencies commenced investigations of the Company’s bail waste water and bilge water practices at its Reedville facility. The U.S. Attorney’s Office for the Eastern District of Virginia subsequently reviewed both the results of the Coast Guard inspection and the EPA request for information.

In June 2013, the Company’s subsidiary, Omega Protein, resolved both the U.S. Coast Guard and EPA investigations by entering into a plea agreement with the United States Attorney’s Office for the Eastern District of Virginia. Pursuant to terms of the plea agreement, the Company’s subsidiary pled guilty to two Clean Water Act violations. The plea agreement required the subsidiary to pay a $5.5 million fine, be placed on a three year term of probation, and implement an environmental compliance program. In addition to the $5.5 million fine, the subsidiary was required to make a $2.0 million contribution to the National Fish and Wildlife Foundation to fund projects in Virginia related to the protection of the environmental health of the Chesapeake Bay. The plea agreement was approved by the U.S. District Court for the Eastern District of Virginia in June 2013 and the subsidiary paid both the $5.5 million fine and the $2.0 million contribution in July 2013. Omega Protein will be on probation until June 2016, unless the probation period is terminated earlier by the court. The Company recorded charges related to the investigation of $8.0 million and $0.5 million for the years ended 2012 and 2011, respectively.

In 2013, Omega Protein requested an equivalency determination from the U.S. Coast Guard for its Gulf of Mexico fleet regarding the use of certain vessel equipment required for “ocean-going vessels” (as defined by Coast Guard regulations) that operate beyond the 12 nautical mile limit. In April 2013 the Coast Guard granted Omega Protein a partial waiver for its 2013 fishing season that allowed Omega Protein to travel, but not fish, outside 12 nautical miles of shore. In January 2014, the Coast Guard granted Omega Protein’s request to utilize alternate and enhanced management procedures in lieu of the Coast Guard’s required vessel equipment, subject to certain restrictions. The Coast Guard also granted Omega Protein a 12 month waiver from the equipment requirements to allow the Company sufficient time to implement these alternate measures, and also allowed fishing beyond the 12 nautical mile limit for a 12 month period, subject to certain restrictions. The Company intends to implement these measures by the beginning of the 2015 fishing season.

The Company has made, and anticipates that it will make in the future, expenditures in the ordinary course of its business in connection with environmental and regulatory matters. It is possible that newly enacted or existing environmental laws and regulations could require material expenditures or otherwise adversely affect the Company’s operations.

Omega Protein is also subject to laws and regulations in foreign countries regarding the importation of fish meal or fish oil in those jurisdictions. Some of these laws and regulations, particularly in countries such as China whose regulatory regimes may still be evolving, or in supra-national jurisdictions such as the European Union, may adversely affect the Company’s business, results of operations and financial condition. More stringent laws and regulations, or new interpretations of, or changes to, those laws and regulations, in foreign jurisdictions on contaminant levels, health and sanitation requirements, import documentation, license requirement restrictions imposed by port of entry protocols or other similar restrictions could result in: (i) Omega Protein’s incurrence of additional capital expenditures and operating costs in order to comply with these requirements, (ii) Omega Protein’s withdrawal from marketing its products in those jurisdictions which could lead to material loss of revenues, earnings and market share, or (iii) costs of demurrage, cure or product recall incurred by Omega Protein as it complies with, or attempts to comply with, these restrictions. For example, exports of fish meal to China and the European Union are subject to certain health and sanitation requirements that are administered by the Seafood Inspection Program (“SIP”), a U.S. federal agency selected by those jurisdictions as the competent authority to oversee compliance with export requirements by U.S. based manufacturers. Pursuant to SIP’s interpretation and application of China’s health and sanitation requirements, Omega Protein’s Gulf of Mexico processing facilities and its St. Louis fish meal warehouse are currently limited or restricted in their ability to obtain export certificates in support of shipments of fish meal to China. In addition, certain foreign countries impose health and sanitation testing requirements for fish meal and fish oil exports that require pre-shipment testing of lots. These testing requirements may hinder particular lots from being approved for export to those countries. These limitations and restrictions may have an adverse effect on the Company’s business, financial condition or results of operations.

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

 Human Nutrition Products

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

Protein Products. Nutegrity produces a variety of value added whey protein ingredients for the food and nutritional supplement industries, including organic and other specialty protein products, using processes applicable to a variety of nutritional dairy ingredients. Nutegrity has three main categories of whey protein powders:

‒	rBGH-Free: Artificial growth hormone-free and gluten-free cow’s milk whey protein concentrate,

‒	Organic: USDA certified organic cow’s milk whey protein concentrate, and

‒	Goat: Gluten-free goat’s milk whey protein concentrate for those who cannot tolerate cow dairy products.

Nutegrity manufactures and sells Whey Protein Concentrate-80 and bulk ingredients globally to leading nutritional and food and beverage companies worldwide. By-products from the manufacturing process, including lactose, cream and animal feed supplements, are also sold.

Nutegrity also manufactures, blends and sells protein powder meal replacement / supplement products under its tera’swhey® brand. These products are sold to retail customers primarily in the natural, specialty foods and specialty supplements channels. The target market for these products is adults who seek a healthy lifestyle through minimally processed foods.

Nutegrity operates a 20,000 square foot dairy protein manufacturing facility in Reedsburg, Wisconsin which is in the process of being expanded to a 33,000 square foot facility. This expansion is expected to be completed in 2014.

Omega-3 Fish Oil Ingredients. Nutegrity produces OmegaActiv™, a concentrated form of refined fish oil which is marketed as a dietary supplement ingredient.

Nutegrity also produces OmegaPure®, a highly refined fish oil designed to deliver a stable, odorless, flavorless source of Omega-3 fatty acids which is marketed for food applications. OmegaPure® is kosher-certified by Orthodox Union.

 Omega-3 fatty acids exist in two forms: long-chain and short-chain. Short-chain Omega-3’s (or alpha-linolenic acid (“ALA”), are generally found in canola oil, soy beans and flaxseed, and generally require ten to twenty times as much concentration in the diet to approach the same benefit levels as long-chain Omega-3’s. Long-chain Omega-3 fatty acids are found in marine sources and consist of two main types: eicosapentaenoic acid (“EPA”) and docosahexaenoic acid (“DHA”). EPA is a fatty acid that generally is associated with anti-inflammatory health benefits. DHA is a major structural fatty acid in the brain and the eye’s retina. DHA is important for proper brain and eye development in infants and both EPA and DHA have been shown to support cardiovascular health in adults.

A third long-chain Omega-3 fatty acid, docosapentaenoic (“DPA”), is an intermediary between DHA and EPA, and has drawn attention recently from scientists regarding its potential in health benefits. In addition to EPA and DHA, menhaden oil contains appreciable amounts of Omega-3 DPA. Omega-3 DPA is a metabolic intermediary between EPA and DHA and may play a role in supporting cardiovascular and cognitive health. Menhaden oil is a rich source of Omega-3 DPA, whereas most other fish oils used for dietary supplements are not.

 According to the Global Organization for EPA and DHA (“GOED”), there are more than 20,000 published scientific studies that have linked consumption of Omega-3 fatty acids to a number of nutritional and health benefits, such as heart health, alleviation of arthritis and other inflammatory diseases, optimal brain and eye development and maintenance, and minimization of depression.

In 2004, the U.S. Food and Drug Administration (“FDA”) announced the availability of a qualified health claim for reduced risk of coronary heart disease on conventional foods that contain EPA and DHA. The FDA stated that scientific evidence indicates that these fatty acids may be beneficial in reducing coronary heart disease. In 2000, the FDA announced a similar qualified health claim for dietary supplements containing EPA and DHA omega-3 fatty acids and the reduced risk of coronary heart disease.

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

The American Heart Association (“AHA”) issued a Scientific Statement in November 2002, entitled “Fish Consumption, Fish Oil, Omega-3 Fatty Acids, and Cardiovascular Disease.” The Scientific Statement outlines the findings of a comprehensive report that examined the cardiovascular health benefit of Omega-3 fatty acids from fish sources, specifically DHA and EPA. The report concluded that consumption of such Omega-3 fatty acids, either through diet or supplements, may help reduce the incidence of cardiovascular disease.

Menhaden oil currently is the only marine source of long-chain Omega-3’s directly affirmed by the FDA (as opposed to self-affirmed) as a food ingredient that is Generally Recognized As Safe (or “GRAS”) for direct human consumption. The FDA has approved menhaden oil use in 29 different food categories such as margarine, salad dressings, condiments, yogurt, ice cream, cheese, prepared meats, sauces, soups, crackers, cookies, cereals and bakery products.

The Company is the only fully-integrated fish oil processing operation in the United States that both directly conducts fishing operations and also manufactures highly refined EPA, DHA and DPA from these marine resources. The Company can control the purity and quality of its product from harvesting all the way through manufacturing and shipment.

Batavia, IL Processing Facility. In September 2011, the Company acquired InCon, a specialty toll processor located in Batavia, Illinois that designs, pilots, synthesizes and purifies specialty chemical compounds utilizing molecular distillation technology to concentrate a variety of compound products, including Omega-3 fish oils. Revenues from this facility for third party tolling work were not material for 2011, 2012 and 2013.

The facility provides the Company with molecular distillation technology which allows for the separation of mixtures of organic compounds, most of which will not tolerate prolonged heating above 250° C without excessive structural change or decomposition. With this technology, the facility can distill food products and specialty chemicals. The facility also provides analytical and processing expertise and pilot test capabilities.

The facility’s core competencies include:

●     Processing of kosher Omega-3 fish oils

●     Concentration of Omega-3 fatty acids

●     Concentration of food flavors, aromas, and spice extracts

●     Processing of Conjugated Linoleic Acid

●     Processing of Tocopherols, Sterols, and Tocotrienols

The Company believes that its concentration technology allows it to provide customers with an enhanced range of Omega-3 fish oils in concentrated forms such as ethyl esters and triglycerides. The concentrated fish oils manufactured by the Company are marketed and sold under the OmegaActiv™ brand. The facility also allows the Company to concentrate Omega-3 oil from other non-marine sources such as algal oils.

Other Nutraceutical Ingredients. Nutegrity markets and sells an extensive list of other nutraceutical ingredients derived from fruit, vegetable and botanicals.  These products include the following signature ingredients:

•AvoVida® Avocado/ Soy Unsaponifiables for joint support;

•BioVinca® Vinpocetine for brain function support;

•BioVin® grape extract for cardiovascular support;

•Novusetin™ for cognitive health support;

•Euro Black Currant™ berry extract that provides anthocyanins with a high ORAC (Oxygen Radical Absorbance Capacity value); and

•BroccoPhane® broccoli sprout concentrate containing sulforophane.

Quality Control. The Company believes that maintaining high standards of quality in all aspects of its manufacturing operations play an important part in its ability to attract and retain customers and maintain its competitive position. To that end, the Company has adopted quality control systems and procedures designed to test the quality aspects of its products. The Company regularly reviews, updates and modifies these systems and procedures as appropriate. Nutegrity utilizes its NutriPrint® quality assurance system, which uses FT-NIR (Fourier Transform – Near Infra Red) for identity testing of incoming raw materials.  Nutegrity uses independent laboratories to test and certify its dietary ingredients for purity, efficacy, and composition.

Industry Overview. Nutegrity operates within the U.S. dietary supplement ingredient supplier industry. The Company expects several key demographic, healthcare, and lifestyle trends to drive the continued growth of this industry. These trends include:

Increasing awareness of dietary supplements across major age and lifestyle segments of the U.S. population.    The Company believes that, primarily as a result of increased media coverage, awareness of the benefits of nutritional supplements is growing among active, younger populations, providing the foundation for Nutegrity’s future customer base. In addition, the average age of the U.S. population is increasing. The Company believes that these consumers are likely to increasingly use dietary supplements, and generally have higher levels of disposable income to pursue healthier lifestyles.

Increased focus on fitness and healthy living.    The Company believes that consumers are trying to lead more active lifestyles and becoming increasingly focused on healthy living, nutrition and supplementation. The Company believes that growth in this industry will continue to be driven by consumers who increasingly embrace health and wellness as an important part of their lifestyles.

Marketing.  Nutegrity markets its proprietary brands of dietary supplement ingredients through an integrated marketing program that includes internet, print, public relations and direct sales to companies manufacturing dietary supplements in all their forms (i.e. capsules, tablets and softgels). Nutegrity also directs and participates in clinical research studies, often in collaboration with scientists and research institutions, to validate the benefits of a product and provide scientific support for product claims and marketing initiatives.

The Company’s Batavia, Illinois facility is a specialty toll processor that utilizes molecular distillation technology to concentrate Omega-3 fish oils and, subject to outside demand and excess capacity, a variety of other compound products for third-party tolling customers. The Company believes that the Batavia facility’s concentration technology allows the Company to provide its customers with an enhanced range of Omega-3 fish oils in concentrated forms such as ethyl esters and triglycerides. The concentrated fish oils manufactured by the Batavia facility are marketed and sold under the Company’s OmegaActiv™ brand. See Business and Properties –Human Nutrition Products - Batavia, IL Processing Facility and Note 3 – Acquisition of InCon Processing, L.L.C to our consolidated financial statements included in Item 8.

On February 27, 2013, the Company acquired the Reedsburg, Wisconsin facility, which produces and markets a variety of value-added whey protein ingredients for the food and nutritional supplement industries, including organic and other specialty protein products, using processes applicable to a variety of nutritional dairy ingredients. The Company believes the acquisition of the Reedsburg facility will enhance its presence in the specialty proteins markets and advance its goal of providing sustainable, value-added nutrition ingredients.

Competition.  The U.S. dietary supplement ingredient supplier industry is a large, highly fragmented and growing industry, with no single industry participant accounting for a majority of total industry sales. Competition is based primarily on price, quality and assortment of products, customer service, marketing support and availability of new ingredients. In addition, the market is highly sensitive to the introduction of new products.  Nutegrity competes with manufacturers, distributors and marketers of dietary supplement ingredients both within and outside the United States.

Trademarks and Other Intellectual Property. The Company believes trademark protection is particularly important to the maintenance of the recognized brand names under which Nutegrity markets its products. Nutegrity owns or has rights to various trademarks or trade names, with certain trademark applications also pending, that Nutegrity uses in conjunction with the sale of its products, including OmegaActiv™, OmegaPure®, BioVin®, AvoVida®, Chirositol®, and others. Federal registration of a trademark with the United States Patent and Trademark Office affords the owner nationwide exclusive trademark rights in the registered mark and the ability to prevent others from using the same or similar marks. However, to the extent a common law user has made prior use of the mark in connection with similar goods or services in a particular geographic area, the nationwide rights conferred by federal registration would be subject to that geographic area. Nutegrity also relies upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain its competitive position. The Company protects Nutegrity’s intellectual property rights through a variety of methods, including trademark, patent and trade secret laws, as well as confidentiality agreements and proprietary information agreements with vendors, employees, consultants and others who have access to its proprietary information. Protection of its intellectual property often affords the Company the opportunity to enhance Nutegrity’s position in the marketplace by precluding its competitors from using or otherwise exploiting its technology and brands. Nutegrity is also a party to several intellectual property license agreements relating to certain of its products. These license agreements generally continue until the Company elects to terminate the agreement, or upon the mutual consent of the parties.

Insurance.  The Company purchases insurance to cover standard risks in the dietary ingredients industry, including policies to cover general products liability. The Company faces an inherent risk of exposure to product liability claims in the event that, among other things, the use of products sold by Nutegrity results in injury. With respect to product liability coverage, the Company carries insurance coverage typical of Nutegrity’s industry and product lines. Nutegrity’s coverage involves self-insured retentions with primary and excess liability coverage above the retention amount. The Company has the ability to refer claims to many of Nutegrity’s vendors and its insurers and require them to pay the costs associated with any claims arising from such vendors' products. In most cases, Nutegrity s insurance covers such claims that are not adequately covered by a vendor's insurance and may provide for excess secondary coverage above the limits provided by Nutegrity’s product vendors. In addition, the Company may from time to time self-insure liability with respect to specific ingredients in products that it may sell.

Regulation. The processing, formulation, safety, manufacturing, packaging, labeling, advertising, and distribution of Nutegrity products are subject to regulation by one or more federal agencies, including the FDA, the Federal Trade Commission (“FTC”), the Consumer Product Safety Commission (“CPSC”), the United States Department of Agriculture (“USDA”), and the Environmental Protection Agency (“EPA”), and by various agencies of the states and localities in which the products are sold. The area of business that these and other authorities regulate include, among others:

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

The Dietary Supplement Health and Education Act of 1994 (“DSHEA”), an amendment to the Federal Food, Drug and Cosmetic Act (“FDC Act”), established a framework governing the composition, safety, labeling, manufacturing and marketing of dietary supplements. Generally, under DSHEA, dietary ingredients that were marketed in the United States prior to October 15, 1994 may be used in dietary supplements without notifying the FDA. “New” dietary ingredients (i.e., dietary ingredients that were “not marketed in the United States before October 15, 1994”) must be the subject of a new dietary ingredient notification submitted to the FDA unless the ingredient has been “present in the food supply as an article used for food” without being “chemically altered”. A new dietary ingredient notification must provide the FDA evidence of a “history of use or other evidence of safety” establishing that use of the dietary ingredient "will reasonably be expected to be safe”. A new dietary ingredient notification must be submitted to the FDA at least 75 days before the initial marketing of the new dietary ingredient. The FDA may determine that a new dietary ingredient notification does not provide an adequate basis to conclude that a dietary ingredient is reasonably expected to be safe. Such a determination could prevent the marketing of such dietary ingredient.

The FDA has issued a draft guidance governing notification of new dietary ingredients. While it is not mandatory to comply with FDA guidance, it is a strong indication of the FDA's current views on the topic of the guidance, including the agency’s position on enforcement. Depending on the recommendations made in the guidance, if and when it is finalized, particularly those relating to animal or human testing, such guidance could make it more difficult for Nutegrity to successfully provide notification of new dietary ingredients. Moreover, such guidance could change the status of ingredients that the industry has viewed as “old” dietary ingredients to “new” dietary ingredients that may require submission of a new dietary ingredient notification.

  The FDA or other agencies could take actions against products or product ingredients that in its determination present an unreasonable health risk to consumers which would make it illegal for us to sell such products. In addition, the FDA could issue consumer warnings with respect to the products or ingredients that Nutegrity sells. Such information could be based on information received through reporting of serious adverse events mandated by the FDC Act.

DSHEA permits “structure/function claims” to be included in labeling for dietary supplements without FDA pre-market approval. Such statements must be submitted to the FDA within 30 days of marketing. Such statements may describe how a particular dietary ingredient affects the structure, function, or general well-being of the body, or the mechanism of action by which a dietary ingredient may affect body structure, function, or well-being, but may not expressly or implicitly represent that a dietary supplement will diagnose, cure, mitigate, treat, or prevent a disease. A company that uses a structure/function claim in labeling must possess scientific evidence substantiating that the statement is truthful and not misleading. If the FDA determines that a particular structure/function claim is an unacceptable drug claim or an unauthorized version of a “health claim”, or, if the FDA determines that a particular claim is not adequately supported by existing scientific data or is false or misleading, we would be prevented from using the claim.

In addition, DSHEA provides that so-called “third-party literature”, e.g., a reprint of a peer-reviewed scientific publication linking a particular dietary ingredient with health benefits, may be used “in connection with the sale of a dietary supplement to consumers” without the literature being subject to regulation as labeling. The literature: (1) must not be false or misleading; (2) may not “promote” a particular manufacturer or brand of dietary supplement; (3) must present a balanced view of the available scientific information on the subject matter; (4) if displayed in an establishment, must be physically separate from the dietary supplements; and (5) should not have appended to it any information by sticker or any other method. If the literature fails to satisfy each of these requirements, the Company may be prevented from disseminating such literature in connection with Nutegrity products, and any dissemination could subject Nutegrity products to regulatory action as an illegal drug.

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

As a result of Nutegrity’s efforts to comply with applicable statutes and regulations, Nutegrity has from time to time reformulated, eliminated or relabeled certain of its products and revised certain provisions of its sales and marketing program.

Regulations. Legislation or regulations may be introduced which, if passed, would impose substantial new regulatory requirements on the manufacture, packaging, labeling, advertising and distribution and sale of Nutegrity products. In March 2009, the General Accounting Office (the “GAO”) issued a report that made four recommendations to enhance the FDA's oversight of dietary supplements. The GAO recommended that the Secretary of the Department of Health and Human Services direct the Commissioner of the FDA to: (1) request authority to require dietary supplement companies to identify themselves as a dietary supplement company and update this information annually, provide a list of all dietary supplement products they sell and a copy of the labels and update this information annually, and report all adverse events related to dietary supplements; (2) issue guidance to clarify when an ingredient is considered a new dietary ingredient, the evidence needed to document the safety of new dietary ingredients, and appropriate methods for establishing ingredient identity; (3) provide guidance to industry to clarify when products should be marketed as either dietary supplements or conventional foods formulated with added dietary ingredients; and (4) coordinate with stakeholder groups involved in consumer outreach to identify additional mechanisms for educating consumers about the safety, efficacy, and labeling of dietary supplements, implement these mechanisms, and assess their effectiveness. These recommendations could lead to increased regulation by the FDA or future legislation concerning dietary supplements.

The Company cannot determine what effect additional domestic or international governmental legislation, regulations, or administrative orders, when and if promulgated, would have on Company’s business in the future. New legislation or regulations may require the reformulation, elimination, or relabeling of certain products to meet new standards and revisions to certain sales and marketing materials, and it is possible that the costs of complying with these new regulatory requirements could be material.

Employees

At December 31, 2013, during Omega Protein’s off-season, the Company employed approximately 450 persons. At August 31, 2013, during the peak of Omega Protein’s 2013 fishing season, the Company employed approximately 1,075 persons. 105 employees working on Omega Protein’s Reedville, Virginia vessels are represented by an affiliate of the United Food and Commercial Workers Union. The union agreement for the Reedville vessel employees has a three-year term which expires in April 2014 and the Company expects to enter into discussions with the union regarding a new union agreement prior to that date. During the past five years the Company has not experienced any strike or work stoppage which has had a material impact on its operations. The Company considers its employee relations to be generally satisfactory.

Omega Protein had historically utilized workers in the United States H2B Visa Program whereby foreign nationals are permitted to enter the United States temporarily and engage in seasonal, non-agricultural employment. The Company did not utilize that program from 2008 through 2010 due to the small number of employees available under the program. Omega Protein was able to utilize the program again for the 2011, 2012, and 2013 fishing seasons. Omega Protein has applied to participate in the H2B Visa Program for the 2014 fishing season but cannot predict the outcome of the application process. If Omega Protein cannot participate in the program in 2014, then its ability to secure a sufficient number of workers during periods of peak employment may have an adverse impact on the Company’s business, results of operations and financial condition.

Executive Officers of the Company

The names, ages and current offices of the executive officers of the Company as of December 31, 2013 are set forth below. Also indicated is the date when each such person commenced serving as an executive officer of the Company.

Name and Age	Office	Date Became Executive Officer
Bret D. Scholtes (44)	President, Chief Executive Officer and Director	April 2010

John D. Held (51)	Executive Vice President, General Counsel and Secretary	January 2002

Andrew C. Johannesen (46)	Executive Vice President and Chief Financial Officer	July 2011

Dr. Mark E. Griffin (45)	President – Animal Nutrition Division	July 2009

Terry M. Olson (53)	President – Nutegrity	July 2013

Gregory P. Toups (38)	Vice President, Chief Accounting Officer and Controller	May 2008

Matthew W. Phillips (43)	Chief Commercial Officer – Nutegrity	June 2011

Montgomery C. Deihl (50)	Senior Director – Fishing Plant Operations	July 2013

A description of the business experience for each of the executive officers of Omega is set forth below.

BRET D. SCHOLTES has served as the Company’s President and Chief Executive Officer since January 1, 2012 and as a director since February 28, 2013. Prior thereto, Mr. Scholtes served as the Company’s Senior Vice President—Corporate Development from April 2010 to December 2010 and as the Company’s Executive Vice President and Chief Financial Officer from January 2011 to December 2011. From 2006 to April 2010, Mr. Scholtes served as a Vice President at GE Energy Financial Services, a global energy investment firm. Prior to that, Mr. Scholtes held positions with two publicly traded energy companies. Mr. Scholtes also has five years of public accounting experience.

JOHN D. HELD has served as the Company’s General Counsel since March 2000, as Vice President of the Company from April 2002 to September 2002, as Senior Vice President from September 2002 to June 2006, as Secretary since September 2002, and as Executive Vice President since June 2006. From 1996 to 1999, Mr. Held was Senior Vice President, General Counsel and Secretary of American Residential Services, Inc., a then public company engaged in the consolidation of the air-conditioning, plumbing and electrical service industries. Prior to that, Mr. Held practiced law with Baker Botts LLP in Houston, Texas.

ANDREW C. JOHANNESEN has served as Executive Vice President and Chief Financial Officer of the Company since January 1, 2012 and as Senior Vice President – Finance and Treasurer from July 2011 to December 2011. From December 2010 to July 2011, Mr. Johannesen served as Vice President and Treasurer of Westlake Chemical Corporation, a chemicals and plastic products manufacturer. From 2007 to December 2010, Mr. Johannesen served as Vice President and Treasurer of RRI Energy, Inc. (formerly Reliant Energy, Inc.), an electricity and energy service provider, and from 2005 to 2007 served as Vice President and Assistant Treasurer of RRI. Prior to that, Mr. Johannesen held various corporate development and finance positions at Reliant Energy and worked for Exxon Mobil Corporation and a major public accounting firm. Mr. Johannesen is a Certified Public Accountant.

DR. MARK E. GRIFFIN has served as President – Animal Nutrition Division since June 2013, as Vice President—Research and Development from July 2009 to December 2010 and as Senior Vice President—R&D and Sales and Marketing since January 2011. From April 2009 to July 2009, Dr. Griffin served as Technical Director of the Specialty Group of Land O’Lakes Purina Feed, LLC, a co-operative of agricultural producers and marketer of agriculture food products. From 2003 to April 2009, Dr. Griffin served as Director of the Zoo and Aquaculture divisions of Land O’Lakes Purina Feed, LLC. Dr. Griffin also previously held several positions in the aquaculture, companion animal, zoo and private label divisions of Purina Mills, Inc. and Land O’ Lakes Purina Feed, LLC.

TERRY M. OLSON has served as President – Nutegrity since June 2013 and as President of Wisconsin Specialty Protein, LLC (acquired by the Company in February 2013) from November 2010 to June 2013. From May 2007 to October 2010, Mr. Olson served as a Vice President and General Manager – Paper Towels at Georgia Pacific Corporation, a manufacturer of tissue, pulp, paper, packaging, building products and related chemicals. From September 1999 to March 2007, Mr. Olson worked at Unilever PLC, an international global consumer products company, most recently as Vice President – Brand Development – Beverages/New Vitality and in other brand and business management positions prior thereto.

GREGORY P. TOUPS has served as the Company’s Chief Accounting Officer since June 2011, as the Company’s Vice President and Controller since May 2008, as Controller since May 2005, and as Assistant Controller from March 2005 to May 2005. Prior thereto, Mr. Toups was employed by the accounting firms Kushner LaGraize LLC, from November 2001 to March 2005, and by PricewaterhouseCoopers, LLP, from January 1998 to November 2001. Mr. Toups is a Certified Public Accountant.

MATTHEW W. PHILLIPS has served as the Chief Commercial Officer – Nutegrity since June, 2013 and the President of Cyvex Nutrition, Inc. (acquired by the Company in December 2010) from March 2008 to June 2013. Prior thereto, Mr. Phillips served as Vice President, Marketing and Sales American/Europe for BI Nutraceuticals, a botanical ingredient supplier, from January 2002 until March 2008. Prior thereto, Mr. Phillips held sales and marketing positions of increasing responsibility with various botanical, nutrition and wellness companies.

MONTGOMERY C. DEIHL has served as the Company’s Senior Director – Fishing Plant Operations since April 2012 and as General Manager of the Company’s Reedville, Virginia facility from August 2009 to April 2012. Prior to joining the Company in August 2009, Mr. Deihl was a Senior Managing Consultant for IBM Corporation (supply chain management) from July 2007 to July 2009. Prior to that, Mr. Deihl served in the United States Air Force from 1987 to 2007, retiring as a Lieutenant Colonel. Mr. Deihl is a fifth generation menhaden fisherman.

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

Animal Nutrition Industry Segment

Fish Processing Plants.    Omega Protein owns its plants in Reedville, Virginia, Moss Point, Mississippi and Abbeville, Louisiana (except for certain portions of the Abbeville facility which are leased from unaffiliated third parties). Omega Protein also owns its Health and Science Center in Reedville, Virginia. Omega Protein leases from unaffiliated third parties the real estate on which its recently closed Cameron, Louisiana plant is located.

Fish Meal and Fish Oil Warehouse and Storage.    Omega Protein owns, as well as leases from unaffiliated third parties, warehouses and tank space for storage of its products, generally at terminals located along the Mississippi River and Tennessee River. Information regarding Omega Protein’s material storage facilities is set forth below:

Location	Approximate Fish Meal and Fish Oil Storage Capacity	Owned/Lease

Reedville, Virginia	42,000 tons	Owned

Abbeville, Louisiana	14,700 tons	Owned

Moss Point, Mississippi	13,000 tons	Owned

St. Louis, Missouri	10,000 tons	Owned

Avondale, Louisiana	23,000 tons	Leased

Cameron, Louisiana (processing discontinued)	15,300 tons	Leased

Shipyard.    Omega Shipyard owns a 49.4 acre shipyard facility in Moss Point, Mississippi which includes three dry docks, each with a capacity of 1,300 tons. The shipyard is used for routine maintenance and vessel refurbishment on Omega Protein’s fishing vessels and occasionally for shoreside maintenance services to third-party vessels if excess capacity exists.

Human Nutrition Industry Segment

Nutegrity leases combined office and warehouse space in Irvine, California from the former owner of Cyvex and Batavia, Illinois from an unaffiliated third party. Nutegrity also owns a combined office and warehouse space in Reedsburg, Wisconsin, as well as leases sales, administrative and executive office space from an unaffiliated third party in Madison, Wisconsin.

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

The risks described below are not the only ones facing the Company. The Company’s business is also subject to other risks and uncertainties that affect many other companies, such as competition, technological obsolescence, labor relations (including risks of strikes), general economic conditions and geopolitical events. Other risks not currently known to the Company or risks that the Company currently believes are immaterial may also materially adversely affect the Company’s business, results of operations and financial condition.

Risks Relating to the Company’s Business and Industry:

Omega Protein, the Company’s largest operating subsidiary, is dependent on a single natural resource and may not be able to catch the amount of menhaden that it requires to operate profitably. Omega Protein’s primary raw material is menhaden. Omega Protein’s business is materially dependent on its annual menhaden harvest in ocean waters along the U.S. Atlantic and Gulf coasts. Omega Protein’s ability to meet its raw material requirements through its annual menhaden harvest fluctuates from year to year and month to month due to natural and other conditions over which Omega Protein has no control, including varying fish populations, adverse weather conditions, fish disease, and disruptions like the Deepwater Horizon oil spill in 2010. These conditions may prevent Omega Protein from operating profitably.

Omega Protein’s operations are geographically concentrated in the Gulf of Mexico where they are susceptible to regional adverse weather patterns such as hurricanes. Two of Omega Protein’s three operating plants are located in the Gulf of Mexico (one in Louisiana and one in Mississippi), a region which has historically been subject to a late summer/early fall hurricane season. Omega Protein’s Virginia facility has in the past also at times been adversely affected by hurricanes. In September 2008, Omega Protein’s Abbeville and Cameron, Louisiana fish processing facilities were damaged by Hurricane Ike and were non-operational immediately after the hurricane. Operations at the Abbeville fish processing facility were restored to full capacity within two weeks, and the Cameron fish processing facility was fully functional prior to the beginning of the 2009 fishing season. In addition, all three of Omega Protein’s Gulf of Mexico plants operated at the time were severely damaged within a one-month span by Hurricanes Katrina and Rita in August and September 2005. Immediately after the second hurricane, approximately 70% of Omega Protein’s 2004 production capacity was impaired and Omega Protein’s business, results of operations and financial condition were materially adversely affected. Additional future weather related disruptions could, if they occur, also have a material adverse effect on the Company’s business, results of operations and financial condition.

Omega Protein’s operations are geographically concentrated in the Gulf of Mexico where they are susceptible to oil spills from offshore drilling, production and transportation activities. Two of Omega Protein’s three operating plants are located in the Gulf of Mexico (one in Louisiana and one in Mississippi), a region which has historically had a high concentration of oil and gas infrastructure. If this infrastructure were to be become damaged due to natural or other disasters such as the 2010 Deepwater Horizon oil spill, then it is possible that environmental damages to the area and ecosystem could result.

The closure of the Company’s Cameron, Louisiana facility may have a material adverse effect on the Company’s business, results of operation and financial condition. In December 2013, the Company streamlined its Gulf of Mexico operations through the permanent closure of its menhaden fish processing plant located in Cameron, Louisiana and the re-deployment of certain vessels from that facility. Accordingly, the Company re-deployed a portion of that facility’s vessels and employees primarily to the Company’s other Gulf Coast facilities located in Abbeville, Louisiana and Moss Point, Mississippi.

In connection with the closure, the Company estimated that it would incur cash expenditures of approximately $0.5 to $0.8 million for termination benefits and other employee separation costs, and approximately $0.6 million for non-cancellable facility lease rent payments and up to $0.3 million for equipment relocation costs.

The Company took a pre-tax charge of $4.8 million in the fourth quarter of 2013, for impairment and other charges related to buildings, vessels, machinery and equipment that will no longer be utilized.

The Company expects that it may have additional expenses related to (1) obligations under its lease for the Cameron facility to remove certain improvements at the facility that may be requested by the landlord, and (2) environmental assessment and potential environmental clean-up costs associated with the facility. The Company cannot estimate what these costs may be at the current time.

The Company caught 70% of its 2013 fish catch in the Gulf of Mexico, and from 2011 to 2013 has caught an average of 69% of its fish catch in the Gulf of Mexico. Of the Gulf fish catch, 29% was caught by vessels originating from the Cameron facility in 2013, and over the last three years an average of 27% of the Company’s Gulf fish catch was caught by Cameron-based vessels. Of the seven vessels that fished from Cameron in 2013, the Company expects to reassign four vessels to its other Gulf of Mexico operations for fishing in 2014. In a normal fishing season, the Company would expect these reassigned vessels to catch approximately one fourth to one half of the fish catch that would otherwise have been caught by Cameron-based vessels.

After adjusting for closure-related costs and assuming normal operating results and historical catch and yield averages, the Company does not expect the closure to significantly impact cost per ton for the 2014 fishing season.

The Company’s decision to close the Cameron facility was predicated on some of the assumptions outlined above and it is possible these assumptions will turn out to be incorrect. Factors that could cause actual results to differ materially include, but are not limited to:

●	the expected benefits to be received and the expected costs and charges to be incurred in connection with the closing of the Cameron facility and re-deployment of certain vessels;

●	the timing of the closing of the Cameron facility and re-deployment of certain vessels;

●	separation and severance amounts for employees that differ from original estimates because of the timing of employee terminations;

●	amounts for non-cash charges relating to property, plant and equipment that differ from the original estimates;

●	amounts for removal of facility improvements and/or for environmental assessment and any potential clean-up costs;

●	amounts for equipment re-location costs that differ from original estimates;

●	impact of additional vessels on remaining Gulf of Mexico plants and vessels;

●	assumptions about future cost per ton and revenue per ton being incorrect; and

●	assumptions about future fish catch by re-assigned fishing vessels being incorrect.

If any of the Company’s assumptions regarding the Cameron closure are materially incorrect, there could be a material adverse effect on the Company’s business, results of operation and financial condition.

The closure of the Company’s Cameron, Louisiana facility may result in potential unknown environmental liabilities which are not currently quantifiable. In connection with its closure of the Cameron, Louisiana fish processing facility in December 2013, the Company estimated various costs associated with the closure of that facility. Omega Protein’s lease arrangements for the Cameron facility have included environmental indemnities from Omega Protein in favor of third-party landlords and obligations by Omega Protein to remove certain facility improvements and restore the leased property to certain prior existing conditions upon termination of the lease. Omega Protein has not terminated the lease and is continuing to make its rental payments under the lease which terminates in June 2022.

The Company is not aware of any material liability associated with the Cameron facility and accordingly has not accrued any costs associated with environmental liabilities. However, if such liabilities emerge or such property restoration costs become material, these liabilities and costs could have a material adverse effect on the Company’s business, results of operation and financial condition.

If our Omega Protein subsidiary fails to comply with the terms of its probation under a plea agreement entered into in June 2013, we could be subject to criminal prosecution.  In June 2013, Omega Protein, the Company’s principal subsidiary, entered into a plea agreement with the United States Attorney’s Office for the Eastern District of Virginia to resolve the previously disclosed government investigation related to its Reedville, Virginia fishing vessels and operations.  Consistent with the terms of the plea agreement, the subsidiary pled guilty in the United States District Court for the Eastern District of Virginia to two felony counts under the Clean Water Act, paid a fine of $5.5 million, and made a $2.0 million contribution to an environmental fund.

The plea agreement and the terms of the court’s sentencing order require Omega Protein to develop and implement an environmental compliance program at all of its facilities, and also imposed a three year period of probation.  The Company has implemented a comprehensive compliance program which covers the areas addressed by the plea agreement. The U.S. Probation Office, in consultation with the U.S. Attorney’s Office for the Eastern District of Virginia and the Environmental Protection Agency, as necessary, have the right to monitor our compliance with these requirements during the term of probation.

In the event that Omega Protein does not comply with the terms of the plea agreement and the court’s sentencing order, including the terms of probation, Omega Protein could be subject to additional criminal penalties or prosecution (including for the matters covered and resolved by the plea agreement).  In addition, if Omega Protein fails to maintain compliance with the Clean Water Act or other similar environmental regulatory requirements in the future, Omega Protein could become subject to additional criminal or civil liability in connection with any such non-compliance.  Omega Protein could also experience increased compliance costs, or alterations to the conduct of its normal course operations, in connection with these matters.  Any of the foregoing could result in a material adverse effect on the Company’s business, reputation, results of operation and financial condition.

In addition, the convictions under the Clean Water Act will adversely affect the Company’s ability to secure government contracts with the United States, and possibly secure future loans under the NFMS Title XI loan program. The subsidiary has received notice from the EPA that it is ineligible, as a result of the convictions under the Clean Water Act, for receipt of government contracts or benefits if any part of the work will be performed at the facility where the offense occurred.

A finding by the ASMFC that overfishing occurred on the Atlantic coast in 2008 has resulted in additional restrictions on Omega Protein’s menhaden harvest, which could have a material adverse effect on the Company’s business, financial condition or results of operations. In December 2012, the ASMFC established a coast-wide limit on the amount of Atlantic menhaden that can be harvested each year. Based on a 20% reduction from the 2009-2011 average annual landings, total Atlantic menhaden harvests for the 2013 fishing year were limited to 170,800 metric tons. The Company expects that this total harvest level will remain in place at least through 2014 when a new assessment of the Atlantic menhaden population is scheduled to be conducted. The new catch limit represents a 24% reduction from the 2012 coastal harvest level of 224,200 metric tons, of which the Company accounted for 160,600 metric tons. Changes in these catch levels beyond 2014 likely will be influenced by the results of a new benchmark stock assessment, currently scheduled to be conducted in 2014.

The ASMFC also allocated the new catch quota among the Atlantic states based on the share of menhaden landings over the same three year period. As a result, Virginia was allocated approximately 85% of the coast-wide quota split between the Company and the Virginia bait fishery. The Company’s share of Virginia’s allocation is 90%, which in 2013 amounted to 131,031 metric tons, which included a base allocation of 129,900 metric tons and an additional 1,087 metric tons that was reallocated to the Company as its share of an unused 1% set-aside in the total Atlantic coastal quota. The Company’s 2013 landings represented an 18.4% decrease from the Company’s catch in 2012. In 2014, the Company expects the cap of its Atlantic landings to be 129,900 metric tons. The continued implementation of the current fish catch limits or the implementation of decreased catch limits could have a material adverse effect on the Company's business, financial condition or results of operations.

See “Business and Properties – Regulation” for additional information.

The Atlantic menhaden benchmark stock assessment to be conducted in 2014 could form a basis for regulatory action that results in a material adverse impact on the Company’s business, financial condition or results of operation. In 2014, the ASMFC is expected to conduct a benchmark stock assessment that would result in a new estimate of the size of the Atlantic menhaden population, and the status of the resource relative to its management reference points. This assessment could, depending on its findings, potentially result in recommendations for new reference points for determining whether the Atlantic stock is overfished or is subject to overfishing. The results of the stock assessment are expected to be peer-reviewed in December 2014 and should be available for use in 2015 for fisheries management purposes, including the setting of a new Atlantic coast-wide quota by the ASMFC.

While the Company believes the information being considered will reflect a healthy Atlantic menhaden stock, the results of the assessment cannot be predicted with accuracy and remain uncertain at this time. Furthermore, even if the Atlantic menhaden population is shown to be larger than set forth in prior assessments, the ASMFC may still in its discretion choose to adopt more conservative reference points or different allocations among user groups that might result in a reduced quota for Omega Protein.

At this time, while the Company anticipates the 2014 benchmark stock assessment will not have a material adverse impact on its business, financial condition or results of operation, the Company recognizes there are many variables and unknowns regarding the stock assessment at this time. Therefore, it is possible that the new stock assessment could form a basis for regulatory action that could result in a material adverse effect on the Company’s business, financial condition or results of operation.

The costs of energy may materially impact Omega Protein’s business. Omega Protein has occasionally experienced substantially higher costs for energy. Omega Protein’s business is materially dependent on diesel fuel for its vessels and natural gas, propane and Bunker C fuel oil for its operating facilities. The costs of these commodities, which are beyond the Company’s control, may have an adverse material impact on the Company’s business, financial condition or results of operation.

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

Laws or regulations regarding fish oil or meal importation into foreign jurisdictions may increase Omega Protein’s costs or cause Omega Protein to lose market share or eliminate certain countries all together. Laws and regulations regarding the importation of fish meal or fish oil into foreign countries, particularly in countries such as China whose regulatory regimes may still be evolving, or in supra-national jurisdictions such as the European Union, may adversely affect the Company’s business, results of operations and financial condition. More stringent laws and regulations, or new interpretations of, or changes to, those laws and regulations, in foreign jurisdictions on contaminant levels, health and sanitation requirements, import documentation, license requirement restrictions imposed by port of entry protocols or other similar restrictions could result in: (i) Omega Protein’s incurrence of additional capital expenditures and operating costs in order to comply with these requirements, (ii) Omega Protein’s withdrawal from marketing its products in those jurisdictions which could lead to material loss of revenues, earnings and market share, or (iii) costs of demurrage, cure or product recall incurred by Omega Protein as it complies with, or attempts to comply with, these restrictions. For example, exports of fish meal to China and the European Union are subject to certain health and sanitation requirements that are administered by the Seafood Inspection Program (“SIP”), a U.S. federal agency selected by these jurisdictions as the competent authority to oversee compliance with export requirements by U.S. based manufacturers. Pursuant to SIP’s interpretation and application of China’s health and sanitation requirements, several domestic and foreign facilities, including Omega Protein’s Gulf of Mexico processing facilities and its St. Louis fish meal warehouse, are currently limited or restricted in their ability to obtain export certificates in support of shipments of fish meal to China. In addition, certain foreign countries impose health and sanitation testing requirements for fish meal and fish oil exports that require pre-shipment testing of lots. These testing requirements may hinder particular lots from being approved for export to those countries. These limitations and restrictions may have an adverse effect on the Company’s business, financial condition or results of operation. If a greater portion of the Company’s sales are derived internationally, or become more concentrated in certain countries such as China or supra-national jurisdictions such as the European Union, the potential impact of this risk is likely to become larger.

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

The Company is also subject to the introduction of legislation from time to time that seeks to ban its operations in their entirety or restrict the sale of its products. For example, in 2007, two bills in the U.S. House of Representatives were introduced and in 2009, a bill in the U.S. Senate was introduced, each of which would have banned menhaden fishing on the Atlantic coast. In the Virginia legislature, an Assembly bill was introduced in 2011 that would have provided for a phased-in moratorium on menhaden fishing in Virginia waters. A 2011 Maryland House bill would have prohibited the manufacture, sale or distribution in Maryland of products obtained from reduction of Atlantic menhaden. While none of these bills ever made any substantial headway in their respective legislative bodies, they are indicative of the challenging legislative and regulatory environment in which the Company operates and to which the Company must devote substantial resources.

The enactment of any restrictions similar to those described in the above bills could have a material adverse effect on the Company’s business, results of operations or financial condition.

Worldwide supply and demand relationships, which are beyond the Company’s control, influence the prices that the Company receives for many of its products and may from time to time result in low prices for many of the Company’s products. Prices for many of the Company’s products are subject to, or influenced by, worldwide and local supply and demand relationships over which the Company has no control and which tend to fluctuate to a significant extent over the course of a year and from year to year. The factors that influence these supply and demand relationships on the Company’s marine based products include world supplies of fish meal made from other fish species, animal proteins and fats, palm oil, rapeseed oil, soy meal and oil, and other edible oils. The factors that influence the supply and demand relationship for the Company’s dairy-based products include global dairy ingredient prices, regional milk supply, regional cheese demand, regional raw whey demand and supply of alternative proteins made from other agricultural sources such as soy, rice and vegetable.

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

The Company’s insurance coverage may not be sufficient, and insufficient insurance coverage and increased insurance costs could adversely impact the Company’s business, financial condition or results of operations. The Company maintains insurance against physical loss and damage to its assets and coverage against third party liability it may incur in the course of its operations, as well as workers’ compensation, United States Longshoremen’s and Harbor Workers’ Compensation Act and Jones Act coverage. The Company’s liability coverage program is generally comprised of several excess liability policies, which are subject to deductibles, underlying limits, annual aggregates and exclusions. The Company believes its insurance coverage to be in such form, against such risks, for such amounts and subject to such deductibles and self-retentions as are generally prudent for its operations but the securing of such coverage by necessity requires judgment in the balancing of retained risk and the cost effectiveness of such insurance programs. In recent years, for example, the Company has elected to increase its deductibles and self-retentions in order to manage rising insurance premium costs. These higher deductibles and self-retentions have resulted in greater uninsured losses to the Company in the cases of Hurricanes Katrina, Rita and Ike and will expose the Company to greater risk of loss if additional future claims occur.

Insurance coverage may not be available in the future at current costs or on what the Company considers to be commercially reasonable terms. Furthermore, any insurance proceeds received for any loss of, or damage to, any of the Company’s facilities may not be sufficient to restore the loss or damage without negative impact on our results of our business, financial condition or results of operations. For example, property insurance coverage for flood damages caused by named storm hurricanes has in the past been limited in its availability, and it is possible that such limited coverage might not be adequate to reimburse the Company for its losses if these types of flood losses occur. In addition, should a Company insurer become insolvent, the Company would be responsible for payment of all outstanding claims associated with that insurer’s policies.

In addition, insurance coverage is not generally available for punitive damages, and some courts have been increasingly permissive regarding the imposition of punitive damages for Jones Act cases in recent years. For example, in 2009, the U.S. Supreme Court held that punitive damages were permissible in Jones Act “maintenance and cure” claims. If material uninsured punitive damages were to be assessed against the Company pursuant to a Jones Act claim or otherwise, this assessment could have a material adverse effect on the Company’s business, financial condition or results of operation.

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

Omega Protein evaluates loss estimates associated with claims and losses as additional information becomes available and revises its estimates. Although management believes estimated reserves related to these claims are adequately recorded, it is possible that actual results could significantly differ from the recorded reserves, which could materially impact the Company’s business, results of operations or financial condition.

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

In January 2012, the NOC issued a Draft National Ocean Policy Plan (“NOPP”) for public comment. In general, the NOPP outlines a detailed system of federal-state cooperation in managing all aspects of ocean policy, including, most relevantly, marine transportation and fisheries. If implemented, the NOPP would create eight regional councils with federal, state, and tribal representatives that will draft comprehensive regional management plans that will be implemented by federal and state agencies pursuant to their governing legal authorities. Such “coastal and marine spatial plans” are to be guided by, among other things, the concept of “ecosystem-based management,” which the NOPP defines as “an integrated approach to resource management that considers the entire ecosystem, including humans.”

In January 2014, the Mid-Atlantic Regional Planning Body (“MARPB”), formed pursuant to the NOPP and Executive Order 13547, issued a Draft Mid-Atlantic Regional Ocean Planning Framework (“Draft Framework”). The Draft Framework does not identify any specific goals or objectives that directly seek to manage coastal fisheries. In addition, the MARPB does not seek to regulate or address issues with respect to the major estuaries in the region, including the Chesapeake Bay where a substantial amount of fishing by the Company’s vessels occurs. As currently structured, the Draft Framework is not expected to have an adverse impact on the Company’s operations in 2014 or the immediate future. However, the long term implementation of such a plan, depending on its final form, or similar so called “ocean zoning” proposals could have a material adverse effect on the Company’s business, financial condition or results of operation.

Omega Protein has waived any potential claims it may have had for unknown damages resulting from the 2010 Deepwater Horizon oil spill. In connection with its $44.8 million settlement with BP and the other Deepwater Horizon defendants in April 2011, Omega Protein has waived any future potential claims against these defendants for any future damages that might manifest themselves from the Deepwater Horizon oil spill. These potential claims could include: (1) the effect of the oil spill on the Company’s business operations and fish-catch, both short-term and long-term, (2) the effect of government intervention in connection with the oil spill, including without limitation, any restrictions that may be imposed on fishing, navigation and access to the Company’s facilities or restrictions on the sale of marine proteins produced from the Gulf of Mexico, (3) the effect of the oil spill, short-term and long-term, on the menhaden fishery or ecosystem supporting that fishery, and (4) customer perceptions about marine products from the Gulf of Mexico or the United States due to concerns about contamination or availability. In the event that one of these potential claims manifests itself and has a material adverse effect on the Company's business, financial results and results of operations, the Company would have no further right of recovery.

Unfavorable publicity or consumer perception of Nutegrity’s products could cause fluctuations in its operating results and could have a material adverse effect on its reputation, the demand for its products, and its ability to generate revenues. The Company is dependent upon consumer perception of the safety and quality of Nutegrity’s products, as well as similar products distributed by other companies. Consumer perception of products can be significantly influenced by scientific research or findings, national media attention, and other publicity about product use. A product may be received favorably, resulting in high sales associated with that product that may not be sustainable as consumer preferences change. Future scientific research or publicity could be unfavorable to Nutegrity’s industries or any of its particular products and may not be consistent with earlier favorable research or publicity. Adverse publicity in the form of published scientific research or otherwise, whether or not accurate, that associates consumption of Nutegrity’s products or any other similar products with illness or other adverse effects, that questions the benefits of Nutegrity products or similar products, or that claims that such products are ineffective could have a material adverse effect on our reputation, the demand for Nutegrity products, and our ability to generate revenues.

Compliance with new and existing governmental regulations could increase the Company’s costs significantly, reduce our growth prospects and adversely affect Nutegrity’s results of operations. The processing, formulation, manufacturing, packaging, labeling, advertising, and distribution of Nutegrity’s products are subject to federal laws and regulation by one or more federal agencies, including the FDA, FTC, CPSC, USDA, OSHA and the EPA. These activities are also regulated by various state, local, and international laws and agencies of the states and localities in which our products are sold. Government regulations may prevent or delay the introduction, or require the reformulation, or require the discontinuance of Nutegrity products, which could result in lost revenues and increased costs to us. For instance, the FDA regulates, among other things, the composition, safety, manufacture, labeling, and marketing of dietary supplements (including vitamins, minerals, herbs, and other dietary ingredients for human use). The FDA may not accept the evidence of safety for any new dietary ingredient that Nutegrity may wish to market, may determine that a particular dietary supplement or ingredient presents an unacceptable health risk, or may determine that a particular claim or statement of nutritional value that the Company uses to support the marketing of a dietary supplement is an impermissible drug claim, the claim is not substantiated, or is an unauthorized version of a “health claim.” Any of these actions could prevent Nutegrity from marketing particular dietary supplement ingredients or making certain claims or statements for those products. The FDA could also require Nutegrity to remove a particular product from the market. Any future recall or removal would result in additional costs to the Company, including lost revenues from any products that Nutegrity is required to remove from the market. Any product recalls or removals could also lead to liability, substantial costs, and reduced growth prospects.

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

The Company may incur material product liability claims and product recall costs, which could increase the Company’s costs and adversely affect its reputation, revenues, and operating income. As a manufacturer of products designed for human consumption, the Company is subject to product liability claims and product recall costs if the use of Nutegrity products is alleged to have resulted in injury. Nutegrity products contain vitamins, minerals, herbs and other dietary ingredients that are not subject to pre-market regulatory approval in the United States. Nutegrity products could unintentionally contain contaminated substances, and some of its products contain ingredients that do not have long histories of human consumption. It is possible that previously unknown adverse reactions resulting from human consumption of these ingredients could occur.

In addition, third-party manufacturers produce many of the products that Nutegrity sells. As a distributor of products manufactured by third parties, the Company may also be liable for various product liability claims for products that Nutegrity does not manufacture. Although Nutegrity’s purchase agreements with its third-party vendors typically require the vendor to indemnify Nutegrity to the extent of any such claims, any such indemnification is limited by its terms. Moreover, as a practical matter, any such indemnification is dependent on the creditworthiness of the indemnifying party and its insurer, and the absence of significant defenses by the insurers. We may be unable to obtain full recovery from the insurer or any indemnifying third party in respect of any claims against us in connection with products manufactured by such third party.

Increase in the price and shortage of supply of key raw materials could adversely affect Nutegrity’s business. Certain of Nutegrity’s products are composed of key raw materials that are purchased from third parties. Nutegrity purchases its botanical raw materials from manufacturers and distributors in Asia, Europe, and North America. In addition, Nutegrity manufactures all of its dairy protein products from dairy ingredient raw materials that it purchases from local cheese makers and dairy farmers and is completely dependent on these local sources of supply. Two of Nutegrity’s dairy ingredient raw material suppliers each account for approximately 25% of its dairy ingredient raw material supply. Dairy ingredient raw material purchase arrangements are typically short-term supply contracts or spot sales agreements.

Raw material prices may increase in the future and Nutegrity may not be able to pass on such increases to its customers. A significant increase in the price of raw materials that cannot be passed on to customers could have a material adverse effect on Nutegrity’s results of operations and financial condition. In addition, if Nutegrity cannot get access to key raw materials due to (i) increased regulatory scrutiny or changing regulatory standards involving dietary supplements or their ingredients or the importation of these raw materials into the United States, or (ii) lack of supply, it could have a material adverse effect on our results of operations and financial condition.

Real or perceived quality control problems with raw materials outsourced from certain regions could negatively impact consumer confidence in Nutegrity products, or expose us to liability. In addition, although some raw materials may be available from other sources, an unexpected interruption of supply or material increases in the price of raw materials, for any reason, such as changes in economic and political conditions, tariffs, trade disputes, regulatory requirements, import restrictions, loss of certifications, acts of God or other events, could have a material adverse effect on our business, results of operations, financial condition and cash flows. Also, currency fluctuations, including a decline in the value of the U.S. dollar, could result in higher costs for raw materials purchased abroad.

The Company’s dealings in foreign countries require the Company to comply with anti-corruption laws and regulations of the U.S. government and various international jurisdictions in which the Company does business. Doing business in foreign markets requires the Company and its subsidiaries to comply with the laws and regulations of the U.S. government and various international jurisdictions, and the Company’s failure to successfully comply with these rules and regulations may expose it to liabilities. These laws and regulations apply to companies, individual directors, officers, employees and agents, and may restrict our operations, trade practices, investment decisions and partnering activities. In particular, our international operations are subject to U.S. and foreign anti-corruption laws and regulations, such as the Foreign Corrupt Practices Act (“FCPA”) and the U.K. Bribery Act (“UKBA”). The FCPA prohibits us from providing anything of value to foreign officials for the purposes of influencing official decisions or obtaining or retaining business or otherwise obtaining favorable treatment, and requires us to maintain adequate record-keeping and internal accounting practices to accurately reflect our transactions. As part of our business, we may deal with state-owned business enterprises, the employees and representatives of which may be considered foreign officials for purposes of the FCPA and UKBA. In addition, some of the international locations in which we operate lack a developed legal system and have elevated levels of corruption. As a result of the above activities, we are exposed to the risk of violating anti-corruption laws. Violations of these legal requirements are punishable by criminal fines and imprisonment, civil penalties, disgorgement of profits, injunctions, debarment from government contracts as well as other remedial measures. The Company has established policies and procedures designed to assist us and our personnel in complying with applicable U.S. and international laws and regulations. However, there can be no assurance that our policies and procedures will effectively prevent us from violating these regulations in every transaction in which the Company may engage, and such a violation could adversely affect our reputation, business, results of operation and financial condition.

Complying with recently enacted healthcare reform legislation could increase the Company’s costs and have a material adverse effect on the Company’s business, financial condition or results of operations. The healthcare reform legislation enacted in 2010 could significantly increase the Company’s costs and have a material adverse effect on its business, results of operations and financial condition by requiring the Company either to provide certain kinds of mandated health insurance coverage to its employees or to pay certain penalties for electing not to provide such coverage. Because these new requirements are broad, complex, subject to certain phase-in rules and may be challenged by legal actions in the coming months and years, it is difficult to predict the ultimate impact that this legislation will have on the Company’s business and operating costs. This legislation or any alternative version that may ultimately be implemented may materially increase the Company’s operating costs. This legislation could also adversely affect the Company’s employee relations and ability to compete for new employees if its response to this legislation is considered less favorable than the responses or health benefits offered by employers with whom the Company competes for talent.

The inability to protect the Company’s intellectual property rights could adversely affect our business. Despite the Company’s efforts, the Company may not be able to determine the extent of unauthorized use of its trademarks and patents. Such efforts are difficult, expensive, and time-consuming, and there can be no assurance that infringing goods could not be manufactured without our knowledge and consent. Many of the Company’s products are not subject to patent protection, and therefore they can be legally reverse-engineered by competitors. From time to time the Company faces opposition to our applications to register trademarks, and the Company may not ultimately be successful in its attempts to register certain trademarks.

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

Due to the uncertainties surrounding the regulation of, and other risks associated with, climate issues, the Company cannot predict the financial impact of related developments on its business.

Risks Relating to the Company’s Ongoing Operations:

The Company has a moderate amount of indebtedness, which may adversely affect its ability to operate its business, remain in compliance with debt covenants and make payments on its debt. As of December 31, 2013, the aggregate amount of the Company’s outstanding indebtedness under its bank credit facility and its loan agreements under the Title XI Fisheries Finance Program was approximately $24.2 million. The Company’s outstanding indebtedness could have important consequences, including the following:

●

the Company’s ability to meet its expenses and debt obligations will depend on its future performance, which will be affected by financial, business, economic, regulatory and other factors. The Company will not be able to control many of these factors, such as economic conditions and governmental regulation. The Company cannot be certain that its earnings will be sufficient to allow it to pay the principal and interest on its existing or future debt and meet its other obligations. If the Company does not have enough money to service its existing or future debt, it may be required to refinance all or part of its existing or future debt, sell assets, borrow more money or raise equity. The Company may not be able to refinance its existing or future debt, sell assets, borrow more money or raise equity on terms acceptable to it, if at all;

●

it may be more difficult for the Company to satisfy its obligations with respect to the bank credit facility and its loan agreements under the Title XI Fisheries Finance Program, and any failure to comply with the obligations of any of the agreements governing such indebtedness, including financial and other restrictive covenants, could result in an event of default under such agreements;

●

the covenants contained in the Company’s debt agreements limit its ability to borrow money in the future for acquisitions, capital expenditures or to meet its operating expenses or other general corporate obligations;

●

the amount of the Company’s interest expense may increase because certain of its borrowings are, and any future borrowings under its bank credit facility would be, at variable rates of interest, which, if interest rates increase, could result in higher interest expense;

●

the Company will need to use a portion of its cash flows to pay principal and interest on its debt, which will reduce the amount of money the Company has for operations, working capital, capital expenditures, expansion, acquisitions or general corporate or other business activities;

●	the Company may have a higher level of debt than some of its competitors, which could put it at a competitive disadvantage;

●	the Company may be more vulnerable to economic downturns and adverse developments in its industry or the economy in general; and

●	the Company’s debt level could limit its flexibility in planning for, or reacting to, changes in its business and the industry in which it operates.

The Company’s strategy to become a fully integrated nutritional ingredient company is subject to inherent risk. The Company’s strategy to become a fully integrated nutritional ingredient company and to expand the sales of its fish oil products into the markets for refined, functional foods and supplement grade fish oils for human consumption is subject to risks inherent in any business expansion. The Company’s expectations regarding future demand for nutritional products may prove to be incorrect or, if future demand does meet the Company’s expectations, it is possible that purchasers could utilize nutritional products other than the Company’s products. In addition, the Company is now operating in areas subject to different regulations and subject to different market forces than its historical commercial fishing business, all of which makes the Company’s overall business environment more complex and challenging.

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

The Company’s business is subject to significant competition, and some competitors have significantly greater financial resources and more extensive and diversified operations than the Company. The marine protein and oil business is subject to significant competition from producers of vegetable and other animal protein products and oil products such as Archer Daniels Midland and Cargill. In addition, Omega Protein competes with a smaller domestic privately-owned menhaden fishing company and with numerous fish processors outside the United States. Many of these competitors have significantly greater financial resources, less onerous regulatory costs and more extensive and diversified operations than the Company.

The U.S. dietary supplement ingredient supplier industry is a large, highly fragmented and growing industry, with no single industry participant accounting for a majority of total industry sales. Competition is based primarily on price, quality and assortment of products, customer service, marketing support and availability of new ingredients. In addition, the market is highly sensitive to the introduction of new products.  Nutegrity competes with manufacturers, distributors and marketers of dietary supplement ingredients both within and outside the United States.

The Company’s foreign customers are subject to disruption typical to foreign countries. The Company’s sales of its products in foreign countries are subject to risks associated with foreign countries such as changes in social, political and economic conditions inherent in foreign operations, including:

●	Changes in the law and policies that govern foreign investment and international trade in foreign countries;
●	Changes in U.S. laws and regulations relating to foreign investment and trade;
●	Changes in tax or other laws;
●	Partial or total expropriation;
●	Current exchange rate fluctuations;
●	Restrictions on current repatriation; or
●	Political disturbances, insurrection or war.

In addition, it is possible that the Company, at any one time, could have a significant amount of its revenues generated by sales in a particular country which would concentrate the Company’s susceptibility to adverse events in that country. For example, in 2013, approximately 19% of the Company’s revenues were derived from customers in China.

The Company may undertake acquisitions that are unsuccessful and the Company’s inability to control the inherent risks of acquiring businesses could adversely affect its business, results of operations and financial condition. In the future the Company may undertake acquisitions of other businesses, located either in the United States or in other countries, although there can be no assurances that this will occur. The Company had not made any acquisitions until its acquisitions of Cyvex in December 2010, InCon in September 2011 and Wisconsin Specialty Protein in February 2013. There can be no assurance that the Company will be able (i) to identify and acquire acceptable acquisition candidates on favorable terms, (ii) to profitably manage recent acquisitions, or future businesses it may acquire, or (iii) to successfully integrate recent acquisitions or future businesses it may acquire without substantial costs, delays or other problems. Any of these outcomes could have a material adverse effect on the Company’s business, results of operations and financial condition.

In addition, the purchase price paid in an acquisition is assigned to the fair value of tangible and intangible assets acquired less liabilities assumed. To the extent indefinite-lived intangible assets are recognized, such as goodwill, the fair value of those assets is tested for impairment at least annually.

These estimates of fair value are based upon a number of factors and assumptions, many of which are inherently uncertain, unpredictable and subjective. Unanticipated events and circumstances may, and often do, occur which affect the accuracy or validity of management’s prior assumptions and estimates and could result in subsequent fair value estimates that trigger impairments of intangible or other assets in the financial statements.

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

Omega Protein has historically utilized workers in the United States H2B Visa Program whereby foreign nationals are permitted to enter the United States temporarily and engage in seasonal, non-agricultural employment. If Omega Protein cannot participate in the H2B Visa Program or that program becomes restricted or otherwise amended in a way unfavorable to the Company, then Omega Protein’s ability to secure a sufficient number of workers during periods of peak employment may have an adverse impact on the Company’s business, results of operations and financial condition.

The Company’s bank credit facility and other Fisheries Finance Program loan agreements contain covenants and restrictions that may limit the Company’s financial flexibility. The Company’s bank credit facility and the Company’s loan agreements under the Title XI Fisheries Finance Program contain various covenants and restrictions such as prohibitions on dividends and stock repurchases without the lender’s consent. The bank credit facility also contains various financial covenants with which the Company must comply.

Investment Risks. Investment risks specifically related to the Company’s common stock include:

Uncertain economic conditions may have material adverse impacts on our business, results of operation and financial condition that we currently cannot predict. As widely reported, economic conditions in the United States and globally drastically deteriorated during 2008 and 2009. Financial markets in the United States, Europe and Asia experienced a period of unprecedented turmoil and upheaval characterized by extreme volatility and declines in security prices, severely diminished liquidity and credit availability, inability to access capital markets, the bankruptcy, failure, collapse or sale of various financial institutions, European sovereign debt issues and an unprecedented level of intervention from the United States federal government and other governments. Although many of these factors have changed by varying degrees during the following years, we cannot predict whether future similar events will occur or will materially adversely affect our business, results of operation and financial condition.

For example, it is possible that in the future:

●	we may not be able to obtain modifications to the financial covenants under the bank credit facility, if necessary, on acceptable terms, if at all;

●	the demand for fishmeal and oil may decline due to the uncertain economic conditions which could negatively impact the revenues, margins and profitability of our business;

●	we may be unable to obtain adequate funding under the bank credit facility or future credit agreements due to lending counterparties being unwilling or unable to meet their funding obligations;

●	the tightening of credit or lack of credit availability to our customers could adversely affect our ability to collect our trade receivables;

●	our ability to access the capital markets may be restricted at a time when we would like, or need, to raise capital for our business including for capital expenditures or acquisitions;

●	changes in the value of plan assets for our defined benefit plan may result in increased benefit costs and may increase the amount and accelerate the timing of required future contributions; or

●	our commodity hedging arrangements could become ineffective if our counterparties are unable to perform their obligations or seek bankruptcy protection.

The limited liquidity for the Company’s common stock could affect your ability to sell your shares at a satisfactory price. The Company’s common stock is relatively illiquid. As of December 31, 2013, the Company had approximately 20.8 million shares of common stock outstanding. The average daily trading volume in the common stock during the prior 60 calendar days ending on that date was approximately 284,000 shares. A more active public market for the Company’s common stock, however, may not develop, which would continue to adversely affect the trading price and liquidity of the common stock. Moreover, a thin trading market for the common stock causes the market price for the common stock to fluctuate significantly more than the stock market as a whole. Without a large float, the Company’s common stock is less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of the common stock may be more volatile. In addition, in the absence of an active public trading market, you may be unable to liquidate your investment in the Company at a satisfactory price.

Issuance of shares in connection with financing transactions or under stock incentive plans will dilute current stockholders. Pursuant to the Company’s stock incentive plans, the Company’s management is authorized to grant stock awards to its employees, directors and consultants. Stockholders will incur dilution upon exercise of any outstanding stock awards. In addition, if the Company raises additional funds by issuing additional common stock, or securities convertible into or exchangeable or exercisable for common stock, further dilution to its existing stockholders will result, and new investors could have rights superior to existing stockholders.

The number of shares of the Company’s common stock eligible for future sale could adversely affect the market price of its stock. The Company had outstanding options to purchase approximately 1.8 million shares of its common stock with a weighted average exercise price of $6.89 per share as of December 31, 2013. These shares of common stock are registered for resale on currently effective registration statements. Certain of the Company’s officers and directors have from time to time in the past entered into, and in the future may enter into, Rule 10b5-1 sales plans with brokers unaffiliated with the Company whereby they commit to sell automatically and without discretion a predetermined number of shares of the Company’s common stock over a period of time according to their own individual criteria. The issuance of a significant number of shares of common stock upon the exercise of stock options, or the availability for sale, or sale, of a substantial number of the shares of common stock eligible for future sale under effective registration statements, Rule 10b5-1 plans, under Rule 144 or otherwise, could adversely affect the market price of the common stock.

Under the Company’s securities trading policy, Rule 10b5-1 stock sales or purchase plans are required to be approved by the Company for directors, officers and certain key employees. The Company expects that public disclosure regarding purchases or sales under these Rule 10b5-1 plans will be provided through Form 4 and Rule 144 filings with the Securities and Exchange Commission. The Company does not intend to disclose further information regarding the existence or terms of these trading plans for individual participants.

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

Provisions of the Company’s Articles of Incorporation and Bylaws, as well as Nevada and federal law and the Company's Shareholder Rights Plan could delay or prevent corporate takeovers and could prevent stockholders from realizing a premium on their investment. Certain provisions of the Company’s Articles of Incorporation, Bylaws, the Company’s Shareholder Rights Plan, as well as the Nevada Corporation Law, could delay or frustrate the removal of incumbent directors and could make difficult a merger, tender offer or proxy contest involving the Company, even if such events could be viewed as beneficial by its stockholders. The Company’s Board of Directors is empowered to issue preferred stock or rights in one or more series without stockholder action and did so in connection with the implementation of the Shareholder Rights Plan described below. Any issuance of this blank-check preferred stock could materially limit the rights of holders of the Company’s common stock and render more difficult or discourage an attempt to obtain control of the Company by means of a tender offer, merger, proxy contest or otherwise. In addition, the Articles of Incorporation and Bylaws contain a number of provisions which could impede a takeover or change in control of the Company, including, among other things, staggered terms for members of its Board of Directors, the requiring of two-thirds vote of stockholders to amend certain provisions of the Articles of Incorporation or the inability to take action by written consent or to call special stockholder meetings. Certain provisions of the Nevada Corporation Law could also discourage takeover attempts that have not been approved by the Company’s Board of Directors. In addition, federal law requires that at least 75% of the Company’s outstanding capital stock be owned by U.S. citizens which could discourage takeover attempts by potential foreign purchasers.

In June 2010, the Company’s Board of Directors adopted a Shareholder Rights Plan, pursuant to which rights were distributed to our stockholders at a rate of one right for each share of common stock. The Shareholder Rights Plan is designed to enhance the Board's ability to prevent an acquirer from depriving stockholders of the long-term value of their investment and to protect stockholders against attempts to acquire the Company by means of unfair or abusive takeover tactics. However, the existence of the Shareholder Rights Plan may impede a takeover not supported by the Board, including a takeover that may be desired by a majority of the Company's stockholders or involving a premium over the prevailing stock price. The Board reviews the Shareholder Rights Plan from time to time and could in the future elect to amend or terminate that plan.

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

In June 2013, the Company’s subsidiary, Omega Protein, resolved previously disclosed U.S. Coast Guard and EPA investigations by entering into a plea agreement with the United States Attorney’s Office for the Eastern District of Virginia. Pursuant to terms of the plea agreement, the Company’s subsidiary pled guilty to two Clean Water Act violations. The plea agreement required the subsidiary to pay a $5.5 million fine, be placed on a three year term of probation, and implement an environmental compliance program. In addition to the $5.5 million fine, the subsidiary was required to make a $2.0 million contribution to the National Fish and Wildlife Foundation to fund projects in Virginia related to the protection of the environmental health of the Chesapeake Bay. The plea agreement was approved by the U.S. District Court for the Eastern District of Virginia in June 2013 and the subsidiary paid both the $5.5 million fine and the $2.0 million contribution in July 2013. Omega Protein, Inc. will be on probation until June 2016, unless the probation period is terminated earlier by the court. The Company recorded charges related to the investigation of $8.0 million and $0.5 million for the years ended 2012 and 2011, respectively.

The Company has been named in a lawsuit filed in federal court in the Southern District of Mississippi in connection with the death of an employee at the Company’s Moss Point, Mississippi plant in April 2012. The lawsuit alleges that the Company intentionally caused the employee’s death, a claim that the Company emphatically denies. The Company believes that the claim is covered by the state’s workers compensation statute which provides that worker compensation benefits are the exclusive remedy for a work-related injury or death under these circumstances. The Company intends to contest the claim vigorously.

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

 The cumulative total return computations set forth in the Performance Graph assume the investment of $100 in Common Stock, the Russell 2000 Index, and the Peer Group Index on December 31, 2008. Any dividends are assumed to be reinvested.

			Period Ending
Company/Market/Peer Group	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
Omega Protein Corporation	$100.00	$108.73	$202.00	$177.81	$152.62	$306.48
Russell 2000 Index	$100.00	$127.09	$161.17	$154.44	$179.75	$249.53
Peer Group Index	$100.00	$123.10	$129.09	$139.67	$143.56	$215.05

Note: $100 invested on December 31, 2008 including reinvestment of dividends

The Performance Graph and related description shall be deemed “furnished” and not “filed” and are not incorporated by reference into any document that incorporates the Form 10-K by reference, except to the extent that the Company specifically incorporates this information by reference. In addition the Performance Graph and the related description shall not be deemed “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C.

The Company’s common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “OME”. The daily high and low sales prices for the common stock, as reported in the consolidated transactions reporting system for each quarterly period ending on the date indicated, are shown in the following table. No dividends were paid during the periods set forth in the table.

	Dec 31, 2013	Sep 30, 2013	Jun 30, 2013	Mar 31, 2013	Dec 31, 2012	Sep 30, 2012	Jun 30, 2012	Mar 31, 2012
High sales price	$15.27	$10.63	$11.19	$11.21	$6.93	$8.91	$7.76	$9.24

Low sales price	9.16	8.30	8.34	6.22	5.88	6.83	6.34	7.28

On February 28, 2014, the closing price of the Company’s common stock, as reported by the NYSE, was $10.87 per share. As of February 28, 2014, there were approximately 27 holders of record of the Company’s common stock. This number does not include any beneficial owners for whom shares may be held in a “nominee” or “street” name.

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

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share amounts)
INCOME STATEMENT DATA:
Revenues	$244,293	$235,639	$251,743	$173,794	$173,792
Operating income (loss)	48,013	12,626	54,359	31,056	(4,286)
Net income (loss)	30,515	4,063	34,157	18,259	(6,198)
Per share income (loss) basic	1.50	0.21	1.77	0.97	(0.33)
Per share income (loss) diluted	1.45	0.20	1.71	0.97	(0.33)
CASH FLOW DATA:
Capital expenditures	24,796	25,064	23,352	15,599	17,776
BALANCE SHEET DATA (end of period):
Working capital	$116,878	$106,452	$109,988	$83,713	$61,796
Property and equipment, net	144,113	127,640	122,512	111,726	110,625
Total assets	331,394	295,296	277,830	236,784	198,044
Current maturities of long-term debt and capital lease obligation	3,112	3,326	3,509	3,433	2,749
Long-term debt and capital lease obligation	21,130	24,242	27,570	31,127	24,805
Stockholders' equity	247,230	205,603	196,561	157,527	137,026

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

For the years ended December 31, 2012 and 2011, the Company reclassified $0.2 million and $0.5 million, respectively, of cash flows from operating activities to cash flows from investing activities related to accrued capital expenditures.  These revisions were not considered to be material, individually or in the aggregate, to previously issued financial statements. These revisions had no effect on the results of operations (net or comprehensive income) or financial condition (stockholders’ equity).

Company Overview

Business. The Company operates in two primary industry segments: animal nutrition and human nutrition.

The animal nutrition segment is comprised primarily of two subsidiaries: Omega Protein, Inc. and Omega Shipyard, Inc. Omega Protein, Inc. (“Omega Protein”), the Company’s principal operating subsidiary, is predominantly dedicated to the production of animal nutrition products and operates in the menhaden harvesting and processing business and is the successor to a business conducted since 1913. Prior to December 2013, Omega Protein operated four menhaden processing plants: two in Louisiana, one in Mississippi and one in Virginia. In December 2013, the Company closed its Cameron, Louisiana menhaden processing plant and is re-deploying some of its harvesting and processing assets to the three remaining menhaden processing plants. The Company also operates a Health and Science Center in Reedville, Virginia, which provides 100-metric tons per day fish oil input capacity for the Company’s food, industrial and feed grade oils. A portion of Omega Protein’s production is transferred to its human nutrition segment where it is further processed and sold. Omega Shipyard, Inc. (“Omega Shipyard”) owns and operates a drydock facility in Moss Point, Mississippi that is used to provide shoreside maintenance for Omega Protein’s fishing fleet and, subject to outside demand and excess capacity, occasionally for third-party vessels.

The human nutrition segment, which operates under the name Nutegrity, is comprised primarily of three subsidiaries: Cyvex, InCon and WSP. Cyvex, acquired by the Company in December 2010, is located in Irvine, California and is an ingredient provider in the nutraceutical industry. InCon, acquired by the Company in September 2011, is located in Batavia, Illinois and is a specialty processor that utilizes molecular distillation technology to concentrate Omega-3 fish oils and, subject to outside demand and excess capacity, a variety of other compound products for third-party tolling customers. WSP, acquired by the Company on February 27, 2013, is a manufacturer and marketer of specialty dairy and other protein products headquartered in Madison, Wisconsin and operates a production facility in Reedsburg, Wisconsin. For additional information related to the Company’s acquisition of WSP, see Note 2 – Acquisition of Wisconsin Specialty Protein, L.L.C to our consolidated financial statements included in Item 8. The Company also has a technical center in Houston, Texas, the Omega Protein Technology and Innovation Center, which has food science application labs as well as analytical, sensory, lipids research and pilot plant capabilities. For financial information about our industry segments for years 2013, 2012 and 2011, see Note 20 to our consolidated financial statements included in Item 8.

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

The Company’s 2012 oil yield results were the poorest in its recent history. For illustrative purposes, the Company’s oil yields for 2012 were lower by 20.4% compared to 2011 and were lower by 40.6% compared to the Company’s five year oil yield average. Total yields in 2012 decreased by 1.7% compared to those in 2011 and were lower by 8.7% compared to the Company’s five year total yield average, due primarily to the lower fish oil yields. The Company believes that fish yields are influenced by multiple factors, including but not limited to, fish diet, weather, water temperature, fish population and age of fish, but such possible relationships and inter-relationships are not generally well understood.  The impact of these poor oil yields resulted in higher per unit inventory cost and fewer volumes available for sale. These higher unit costs and fewer volumes available for sale adversely impacted financial results through the second quarter of 2013.

The Company’s 2013 fish catch was 5.9% below the recent five year average but the related fish meal, oil and solubles production was 2.4% above the recent five year average due to improved oil yields. This reduction in fish catch is due in part to the Company’s decision to delay the start of its 2013 Atlantic fishing season and utilize one less vessel due to the limit on fish caught along the Atlantic enacted by the ASMFC in 2013. For illustrative purposes, the Company’s oil yields for 2013 were higher by 103.4% compared to 2012 and 34.0% compared to the Company’s five year oil yield average.

The following table summarizes the Omega Protein’s fishing and production for the indicated periods:

	Years Ended December 31,
	2013	2012	2011

Fish catch (short tons)	485,626	578,392	602,062

Production:
Fish Meal (short tons)	123,740	151,796	155,074
Oil (metric tons)
Crude	45,155	21,902	32,675
Refined	11,168	11,237	10,104
Solubles (short tons)	10,083	9,262	9,910
Total Production	190,146	194,197	207,763

Omega Protein’s harvesting and processing business is seasonal and fluctuates from year to year and month to month due to natural conditions over which Omega Protein has no control. Poor fish catch and total yields have at times materially impacted the amount of products that Omega Protein has been able to produce.

Markets. Pricing for Omega Protein’s products has been volatile in the past several years and is attributable mainly to the international availability, or the perceived international availability, of fish meal and fish oil inventories. In an effort to reduce price volatility and to generate higher, more consistent profit margins, Omega Protein has implemented a quality control program designed to increase its capability of producing higher quality fish meal products and, in conjunction therewith, enhanced its sales efforts to penetrate premium product markets. Additionally, the Company continues to market its refined fish oil to food manufactures and other related industries through the human nutrition segment. The Company has made sales of its refined fish oil, trademarked OmegaPure®, to food manufacturers in the United States and Canada at prices that provide substantially improved margins over the margins that can typically be obtained from selling non-refined crude fish oil. The Company has also made sales of OmegaActiv™ to human supplement manufacturers.

Omega Protein generally sells most of its products on up to a twelve-month forward contract basis with the balance sold on a spot basis through purchase orders or under long-term forward contracts. Omega Protein’s sales contracts generally contain force majeure and other production allocation provisions. Historically, fish meal and fish oil sold on a forward contract basis has fluctuated from year to year based upon perceived market availability and forward price expectations. As of December 31, 2013, Omega Protein had sold forward on a contract basis approximately 54,000 short tons of fish meal and 15,000 metric tons of fish oil for 2014, contingent on 2014 production and product availability. Of these 2014 forward sales, the majority was contracted during 2013. As a basis of comparison, as of December 31, 2012, Omega Protein had sold forward on a contract basis approximately 72,000 short tons of fish meal and 22,000 metric tons of fish oil for 2013.

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

Acquisition of Wisconsin Specialty Protein, L.L.C. On February 27, 2013, the Company acquired 100% of the outstanding equity interest of WSP, a Wisconsin limited liability company, in a cash transaction pursuant to the terms of an agreement and plan of merger. WSP is now a wholly owned subsidiary of the Company and is operated as part of Nutegrity within the human nutrition segment.

WSP produces and markets a variety of value-added whey protein ingredients for the food and nutritional supplement industries, including organic and other specialty protein products, using processes applicable to a variety of nutritional dairy ingredients. The Company believes the acquisition of WSP enhances its presence in the specialty proteins markets and advances its goal of providing sustainable, value-added nutrition ingredients.

The Company paid an aggregate cash purchase price for the equity of WSP of $26.5 million plus $0.6 million representing WSP’s excess working capital on the closing date and reimbursable capital expenditures, utilizing cash on hand. See Note 2 – Acquisition of Wisconsin Specialty Protein, L.L.C to our consolidated financial statements included in Item 8.

Acquisition of InCon Processing, L.L.C. In September 2011, the Company acquired InCon, a specialty toll processor that designs, pilots, synthesizes and purifies specialty chemical compounds utilizing molecular distillation technology to concentrate a variety of compound products, including Omega-3 fish oils. InCon is operated as part of Nutegrity and the Company believes that its concentration technology allows it to provide its customers with an enhanced range of Omega-3 fish oils in concentrated forms such as ethyl esters and triglycerides. The concentrated fish oils manufactured by InCon are marketed and sold under the Company’s OmegaActiv™.

As consideration for the acquisition of InCon, the Company paid cash of $8.7 million, utilizing cash on hand, plus an additional $0.6 million representing InCon’s estimated working capital on the closing date. As part of the equity purchase agreement, the sellers may earn additional amounts based on the annual earnings before interest, taxes, depreciation, and amortization, of InCon’s toll processing and specialty product business during calendar years 2012 through 2016. See Note 3 – Acquisition of InCon Processing, L.L.C to our consolidated financial statements included in Item 8.

Acquisition of Cyvex Nutrition, Inc. In December 2010, the Company completed the acquisition of 100% of the outstanding common stock of Cyvex Nutrition, Inc. (“Cyvex”), a California corporation, in a cash transaction pursuant to the terms of a Stock Purchase Agreement with the founder and sole shareholder of Cyvex. Cyvex now is a wholly owned subsidiary of the Company and is operated as part of Nutegrity.

Cyvex was a nutraceutical supplier to dietary supplement manufacturers that focus on human health and wellness. It has enabled Nutegrity to expand the Company’s presence in the human health and wellness market and provides access to the top supplement manufacturers who purchase a variety of ingredients, including fish oil.

As total consideration for the acquisition of Cyvex, the Company paid cash of $13.2 million, utilizing cash on hand, with no contingent consideration. This amount includes final post-closing cash payments of $2.2 million made to Cyvex’s former owner during 2011, of which $2.0 million was included in accrued liabilities at December 31, 2010.

Results of Operations

The following discussion segregates the financial results of our two industry segments: animal nutrition and human nutrition. For a discussion of our segments, see Note 20 to our consolidated financial statements included in Item 8.

Animal Nutrition - 2013 compared to 2012

	Years Ended December 31,
	2013	2012	Increase (Decrease)
	(in millions)
Revenues	$213.2	$213.6	$(0.4)
Cost of sales	136.1	176.6	(40.5)
Gross profit	77.1	37.0	40.1

Selling, general and administrative expenses (including research and development)	2.8	2.5	0.3
Loss related to plant closure	6.6	—	6.6
Charges related to U.S. Attorney investigation	—	8.0	(8.0)
Other (gains) and losses	0.1	(2.6)	2.7
Operating income	$67.6	$29.1	$38.5

Revenues.    Animal nutrition revenues decreased $0.4 million, or 0.2%, from $213.6 million in 2012 to $213.2 in 2013. The decrease in animal nutrition related revenues was primarily due to a $2.4 million decrease in Omega Shipyard revenues and decreased sales volumes of 27.7% for the Company’s fish meal offset by increased sales prices of 22.7% for the Company’s fish meal and increased sales volumes and prices of 2.3% and 43.2%, respectively, for the Company’s fish oil. Considering fish meal, fish oil and fish solubles sales activities in total, the Company experienced a $50.0 million increase in revenues due to the increase in sales prices, partially offset by a decrease in revenue due to decreased sales volumes, when comparing 2013 and 2012. The decreases in fish meal sales volumes for 2013 are primarily due to the timing of contracts and reduced available fish meal inventory due to decreased fish catch from the 2012 to 2013 fishing season. The increase in fish meal sales prices for 2013 is primarily due to sales made pursuant to contracts entered into during 2012 and early 2013 when fish meal prices were higher due to a decreased global supply of fish meal available for sale, particularly from South America, as compared to 2012, when sales were made pursuant to contracts entered into during 2011 and early 2012. The increase in fish oil sales prices is due primarily to the limited global supply and increased demand primarily from the aquaculture and human supplement industries. Omega Shipyard’s third party revenues were $2.4 million for 2012 due to a barge construction contract. There were no shipyard third party revenues for 2013.

Cost of sales. Animal nutrition cost of sales, including depreciation and amortization, for 2013 was $136.1 million, a decrease of $40.5 million, or 22.9%, as compared to 2012. Cost of sales as a percentage of revenues was 63.8% for 2013 as compared to 82.7% for 2012. The decrease in cost of sales as a percentage of revenues was primarily the result of increased revenue per unit of 29.9%, partially offset by increased cost per unit of sales of 0.8% during 2013 as compared to 2012. The increase in revenue per unit is primarily due to increased fish meal and fish oil sales prices as discussed above. Omega Shipyard’s third party cost of sales was $2.9 million for 2012 and a gain of $0.2 million for 2013 as a result of the expiration of a previously recognized warranty reserve.

Gross profit.    Animal nutrition gross profit increased $40.1 million, or 108.2%, from $37.0 million for 2012 to $77.1 million for 2013. Gross profit as a percentage of revenue was 36.2% for 2013 as compared to 17.3% for 2012. The increase in gross profit as a percentage of revenue was primarily due to the increase in revenue per unit as discussed above. Omega Shipyard’s gross loss was $0.5 million in 2012 compared to gross profit of $0.2 million for 2013.

Selling, general and administrative expenses.    Animal nutrition selling, general and administrative expenses increased $0.3 million, or 7.0%, from $2.5 million in 2012 to $2.8 million in 2013. The increase in selling, general and administrative expenses is primarily due to increased professional services costs.

Loss related to plant closure. As a result of the closing the Cameron, Louisiana fish processing plant, the Company recognized a loss on closure of approximately $6.6 million related to the impairment of harvesting and processing assets, employee severances and other ongoing closure costs not related to future inventory production. The Company did not recognize losses related to this matter during 2012.

Charges related to U.S. Attorney investigation. During 2012, the Company recognized charges of $8.0 million related to an investigation by the U.S. Attorney’s Office in the Eastern District of Virginia.  These charges related to fines and penalties as well as legal fees, some of which were paid in 2013. The Company did not recognize expenses related to this matter during 2013.

Other (gains) and losses.    The Company recorded animal nutrition losses for 2013 of $0.1 million primarily relating to a $0.3 million reduction in an insurance receivable associated with the 2011 F/V Sandy Point incident, partially offset by the receipt of other insurance proceeds related to fully depreciated assets. Animal nutrition related other gains for 2012 of $2.6 million primarily relate to net gain for the Morgan City, Louisiana facility that was sold during June 2012 and insurance proceeds for property that was damaged and inventory that was lost in 2011, partially offset by the net loss on disposal of certain assets including three fishing vessels.

Human Nutrition - 2013 compared to 2012

	Years Ended December 31,
	2013	2012	Increase (Decrease)
	(in millions)
Revenues	$31.1	$22.0	$9.1
Cost of sales	25.4	17.0	8.4
Gross profit	5.7	5.0	0.7

Selling, general and administrative expenses (including research and development)	7.0	3.8	3.2
Other (gains) and losses	0.3	0.1	0.2
Operating income	$(1.6)	$1.1	$(2.7)

Revenues.    Human nutrition revenues increased $9.1 million, or 41.1%, from $22.0 million during 2012 to $31.1 million during 2013. Protein products from WSP, acquired by the Company on February 27, 2013, contributed $9.8 million of revenue during 2013. Other nutraceutical ingredients provided $15.5 million of revenue during 2013 as compared to $17.1 million for 2012. Omega-3 fish oil ingredients and tolling supplied $5.8 million of revenue (including $2.3 million from tolling) during 2013 as compared to $4.9 million (including $3.0 million from tolling) for 2012.

Cost of sales.    Human nutrition cost of sales, including depreciation and amortization, for 2013 was $25.4 million, an $8.4 million increase, or 49.4%, as compared to 2012. Human nutrition cost of sales as a percentage of revenue increased from 77.2% for 2012 to 81.8% for 2013. Protein products cost of sales was $7.4 million for 2013. Other nutraceutical ingredients cost of sales was $9.5 million during 2013 as compared to $9.9 million 2012. Omega-3 fish oil ingredients and tolling’s cost of sales was $8.5 million during 2013 as compared to $7.1 million for 2012 due to increased sales volumes and activity.

Gross profit.    Human nutrition gross profit increased $0.7 million, or 12.7%, from $5.0 million for 2012 to $5.7 million for 2013. Gross profit as a percentage of revenue was 18.2% for 2013 as compared to 22.8% for 2012. The decrease in gross profit as a percentage of revenue was primarily due to lower other nutraceutical sales and gross profit as a percentage of sales and transition costs associated with the post-acquisition conversion of an Omega-3 fish oil processing plant. In addition, gross profit as a percentage of revenue for 2013 was negatively impacted by the one time inventory write-up to fair value that was made in conjunction with the WSP acquisition in February 2013.

Selling, general and administrative expenses.    Human nutrition related selling, general and administrative expenses increased $3.2 million, or 83.4%, from $3.8 million in 2012 to $7.0 million in 2013. The increase in selling, general and administrative expenses is primarily due to the acquisition of WSP on February 27, 2013 as well as increased employee compensation related and marketing costs.

Other (gains) and losses.    Human nutrition related other losses increased $0.2 million to $0.3 million for 2013. Human nutrition related other losses for 2013 and 2012 mainly result from impairment expenses of $0.3 million and $0.1 million, respectively, related to the excess of carrying value over fair value for certain indefinite lived intangible assets.

Unallocated - 2013 compared to 2012

	Years Ended December 31,
	2013	2012	Increase (Decrease)
	(in millions)
Selling, general and administrative expenses (including research and development)	$18.0	$17.6	0.4
Operating income	$(18.0)	$(17.6)	$(0.4)

Selling, general and administrative expenses (including research and development).    Unallocated selling, general and administrative expenses increased $0.4 million, or 2.3%, from $17.6 million in 2012 to $18.0 million in 2013. The increase in selling, general and administrative expenses is primarily due to professional services expenses including costs related to the acquisition of WSP on February 27, 2013, partially offset by decreased employee compensation related costs.

Other non-segmented results of operation - 2013 compared to 2012

Interest expense.    Interest expense increased $0.3 million from $1.3 million for 2012 to $1.6 million for 2013. Capitalized interest, which offsets interest expense, was $0.3 million and $0.8 million for 2013 and 2012, respectively.

Provision for income taxes.    The Company recorded a $15.5 million provision for income taxes for 2013 representing an effective tax rate of 33.6% for income taxes compared to 62.9% for 2012. The decrease in the effective tax rate is primarily a result of a predominately non-deductible charge related to the U.S. Attorney’s Office investigation recognized during 2012. The statutory tax rate of 35% for U.S. federal taxes was in effect for 2013 and 2012.

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

Cost of sales.    Animal nutrition related cost of sales, including depreciation and amortization, for 2012 was $176.6 million, a decrease of $10.5 million or 5.6%, as compared to 2011. Cost of sales as a percentage of revenues was 82.7% for 2012 as compared to 79.1% for 2011. The increase in cost of sales as a percentage of revenues was primarily the result of increased cost per unit of sales of 3.3% and decreased fish meal sales prices during 2012 as compared to 2011. The increase in cost per unit of sales during 2012 is partially due to the increase in the 2012 inventory cost per unit as a result of decreased fish oil yields experienced in the 2012 fishing season. The impact of these poor oil yields has resulted in higher per unit inventory cost and fewer volumes available for future sale, which have adversely impacted financial results during 2012. Omega Shipyard’s third party cost of goods sold were $2.9 million and $0.8 million for 2012 and 2011, respectively.

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

Charges related to U.S. Attorney investigation.    During 2012 and 2011, the Company recognized charges of $8.0 million and $0.5 million, respectively, related to a previously disclosed ongoing investigation by the U.S. Attorney’s Office in the Eastern District of Virginia.  These charges related to fines and community service contributions as well as legal fees.

Other (gains) and losses.    Animal nutrition related other gains for 2012 of $2.6 million primarily related to net gain for the Morgan City, Louisiana facility that was sold during June 2012 and insurance proceeds for property that was damaged and inventory that was lost in 2011, partially offset by the net loss on disposal of certain assets including three fishing vessels.  Other gains for 2011 of $24.8 million are primarily attributed to the receipt of $26.2 million, net of fees and expenses, from the GCCF in connection with the final settlement of the Company’s claims related to the impacts of the 2010 Gulf of Mexico oil spill. The 2011 gain was partially offset by a net loss on disposal of assets of $2.1 million primarily related to the write down in value to net realizable value of the Company’s experimental Catamaran style fishing vessel which the Company does not anticipate utilizing in the future. In addition, during 2011, the Company disposed of five fishing vessels, partially offset by insurance proceeds related to the disposal of one of the vessels.

Human Nutrition - 2012 compared to 2011

	Years Ended December 31,
	2012	2011	Increase (Decrease)
	(in millions)
Revenues	$22.0	$15.3	$6.7
Cost of sales	17.0	10.0	7.0
Gross profit	5.0	5.3	(0.3)

Selling, general and administrative expenses (including research and development)	3.8	3.3	0.5
Other (gains) and losses	0.1	—	0.1
Operating income	$1.1	$2.0	$(0.9)

Revenues.    Human nutrition related revenues increased $6.7 million or 44.3% from $15.3 million in 2011 to $22.0 million in 2012. Other nutraceutical ingredients provided $17.1 million of revenue during 2012 as compared to $13.2 million during 2011. Omega-3 fish oil ingredients and tolling supplied $4.9 million of revenue (including $3.0 million from tolling) during 2012 as compared to $2.1 million (including $1.2 million from tolling) during 2011. The increase in Omega-3 fish oil ingredients was due to 2012 being the initial year of selling OmegaActiv™ concentrated Omega-3 fish oil. Additionally, 2012 was the first full year of tolling related revenue.

Cost of sales.    Human nutrition related cost of sales, including depreciation and amortization, for 2012 was $17.0 million, a $7.0 million increase or 70.3%, as compared to 2011. Human nutrition related cost of sales as a percentage of revenue increased from 65.4% in 2011 to 77.2% in 2012. The increase reflects the initial year of selling concentrated Omega-3 fish oil and first full year of tolling, both of which were impacted by startup and other transition costs associated with the conversion of the concentration and toll manufacturing plant for processing Omega Protein’s fish oil. Other nutraceutical ingredients cost of sales was $9.9 million during 2012 as compared to $8.0 million for 2011. Omega-3 fish oil ingredients and tolling’s cost of sales was $7.1 million during 2012 as compared to $2.0 million for 2011.

Gross profit.    Human nutrition related gross profit decreased $0.3 million, or 4.9% from $5.3 million for 2011 to $5.0 million for 2012. Gross profit as a percentage of revenue was 22.8% for 2012 as compared to 34.6% for 2011. The decrease in gross profit as a percentage of revenue was mainly due to the conversion of the concentration and toll manufacturing plant as described above.

Selling, general and administrative expenses.    Human nutrition related selling, general and administrative expenses increased $0.5 million, or 15.5%, from $3.3 million in 2011 to $3.8 million in 2012. The increase in selling, general and administrative expenses is primarily due to the acquisition of InCon in September 2011.

Other (gains) and losses.    Human nutrition related other losses for 2012 result from an impairment expense of $0.1 million related to the excess of carrying value over fair value for certain indefinite lived intangible assets.  No such charge was recognized during 2011.

Unallocated - 2012 compared to 2011

	Years Ended December 31,
	2012	2011	Increase (Decrease)
	(in millions)
Selling, general and administrative expenses (including research and development)	17.6	18.5	(0.9)
Operating income	$(17.6)	$(18.5)	$0.9

Selling, general and administrative expenses (including research and development).    Unallocated selling, general and administrative expenses decreased $0.9 million, or 5.2%, from $18.5 million in 2011 to $17.6 million in 2012. The decrease in selling, general and administrative expenses in 2012 as compared to 2011 is primarily due to decreased incentive compensation recognized during 2012 as well as a Proposition 65 legal claim expensed in 2011 as described in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

At December 31, 2013, the Company had an unrestricted cash balance of $34.1 million, a decrease of $21.9 million from December 31, 2012. This decrease was primarily due to the acquisition of WSP, expenditures related to the 2013 fishing season, capital spending and debt payments, and was partially offset by the sale of inventory and proceeds from the exercise of stock options. Omega Protein’s annual revenues and its resulting liquidity are highly dependent on annual fish catch, production yields, selling prices for its products and inventories available for sale. Omega Protein’s average selling prices for its animal nutrition ingredients for 2013 were 29.9% higher than its average selling prices for 2012. Omega Protein’s per unit cost of sales were consistent during 2013 and 2012.

The aggregate amount of the Company’s outstanding indebtedness as of December 31, 2013 was approximately $24.2 million compared to approximately $27.3 million as of December 31, 2012. The Company has a moderately leveraged financial structure which could limit its financial flexibility. In particular, the Company will be required to use a portion of its cash flows to pay principal and interest on its debt, which will reduce the amount of money the Company has for operations, capital expenditures, expansion, acquisitions or general corporate or other business activities. In addition, the covenants contained in the Company’s debt agreements limit its ability to borrow money in the future for acquisitions, capital expenditures or to meet the Company’s operating expenses or other general corporate obligations. See “Risk Factors - The Company has a moderate amount of indebtedness, which may adversely affect its ability to operate its business, remain in compliance with debt covenants and make payments on its debt.”

As of December 31, 2013, the Company has contracted through energy swap derivatives a relatively small portion of its estimated 2014 energy use.

Source of Capital: Operations

Net cash flow provided by operating activities increased from approximately $26.7 million for the year ended December 31, 2012 to $32.0 million for the year ended December 31, 2013. The increase in operating cash flow is primarily attributable to increased net income due primarily to higher sales prices partially offset by changes in working capital mainly due to increased inventory.

Source of Capital: Debt

Net financing activities provided (used) cash of $2.0 million and ($3.4) million during the years ended December 31, 2013 and 2012, respectively. The year ended December 31, 2013 included $5.4 million in proceeds and tax effects received from stock options exercised and $3.4 million in debt and capital lease principal payments. The year ended December 31, 2012 included $3.5 million in debt and capital lease principal payments and $0.4 million in debt issuance cost payments, and was partially offset by $0.5 million in proceeds and tax effects received from stock options exercised.

In June 2011, pursuant to the Title XI program, the FFP approved a financing application made by the Company in the amount of $10.0 million (the “Approval Letter”) which expires on June 20, 2016. To date, the Company has not borrowed any amounts under the Approval Letter and its ability to do so may be adversely affected by an EPA notice that the Company’s Omega Protein subsidiary is ineligible, as a result of its previous convictions under the Clean Water Act, for receipt of government contracts or benefits in certain cases. See “Risk Factors” for further detail on this EPA notice. As of December 31, 2013, the Company had approximately $24.2 million of borrowings outstanding under Title XI and was in compliance with all of the covenants contained therein.

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

All Loans and all other obligations outstanding under the Loan Agreement are payable in full on March 21, 2017. As of December 31, 2013 and December 31, 2012, the Company had no amounts outstanding under the $60 million Loan Agreement and approximately $3.5 million and $3.1 million, respectively, in letters of credit. As of December 31, 2013, the Company was in compliance with all financial covenants under the Loan Agreement and expects to be in compliance during the next twelve months. The Company has no off-balance sheet arrangements other than normal operating leases and standby letters of credit. The Company’s notes payable and long-term debts are more fully explained in Note 12 – Notes Payable and Long-term Debt to our consolidated financial statements in Item 8.

Use of Capital: Operations

The Company’s investing activities consist mainly of acquisition costs and capital expenditures for equipment purchases, replacements, vessel refurbishments, plant expansions, and fish oil refining processes. Net investing activities, without acquisition activities, used cash of $29.3 million and $18.9 million for the years ended December 31, 2013 and 2012, respectively. The Company spent $5.0 million during the year ended December 31, 2013 to extinguish a capital lease and purchase the associated real property in connection with the expansion of the Company's dairy protein facility in Reedsburg, Wisconsin. Additionally, the Company made capital expenditures of $24.8 million and $25.1 million, for the years ended December 31, 2013 and 2012, respectively, including $0.3 million and $0.8 million, respectively, of capitalized interest and $3.7 million in 2013 towards the expansion of its dairy protein production capabilities. The Company currently anticipates making approximately $38 million to $45 million in capital expenditures during 2014, excluding capitalized interest, primarily for the expansion and refurbishment of vessels and plant assets, regulatory and environmental requirements and for the repair of certain equipment, and inclusive of approximately $19 million for the expansion of its dairy protein production capabilities. Additional investment opportunities or requirements may arise during the year, which could cause capital expenditures to exceed this range. Investing activities during 2013 and 2012 also includes $0.5 million and $6.2 million, respectively, in proceeds from the disposition of assets.

Use of Capital: Acquisitions

The Company from time to time considers potential transactions including, but not limited to, enhancement of physical facilities to improve production capabilities, the acquisition of other businesses and the repurchase of the Company’s common stock. Certain of the potential transactions reviewed by the Company would, if completed, result in its entering new lines of business, although historically, reviewed opportunities have been generally related in some manner to the Company’s existing operations or which would have added new protein or other nutritional products or capabilities to the Company’s product lines. Depending on the size of the acquisition, the Company would expect to finance the transaction using internally generated cash flows and its current credit agreements, or, if appropriate, equity or debt financings. The Company cannot assure that such financings will be available on acceptable terms, if at all.

In December 2010, the Company completed the acquisition of 100% of the outstanding common stock of Cyvex in a cash transaction pursuant to the terms of a Stock Purchase Agreement with the founder and sole shareholder of Cyvex. Cyvex now is a wholly owned subsidiary of the Company which is operated as part of Nutegrity and is included in the Company’s consolidated financial statements. The Company paid $10.3 million, net of cash received, during 2010 and $2.2 million during 2011 related to final closing payments for the acquisition of Cyvex.

In September 2011, the Company acquired all of the outstanding equity of InCon Processing in a cash plus contingent consideration transaction pursuant to the terms of an Equity Purchase Agreement. InCon is now a wholly owned subsidiary of the Company which is operated as part of Nutegrity and is included in the Company’s consolidated financial statements. The Company paid $9.0 million, net of cash received, during 2011 for the acquisition of InCon and received $0.2 million during 2012 related to the final closing payment. See Note 3 – Acquisition of InCon Processing, L.L.C to our consolidated financial statements in Item 8.

On February 27, 2013, the Company acquired all of the outstanding equity of Wisconsin Specialty Protein in a cash transaction pursuant to the terms of a merger agreement. As of that date, Wisconsin Specialty Protein became a wholly owned subsidiary of the Company which is operated as part of Nutegrity and is included in the Company’s 2013 consolidated financial statements. The Company paid $26.7 million, net of cash received, in 2013 upon closing of the acquisition. See Note 2 – Acquisition of Wisconsin Specialty Protein, L.L.C to our consolidated financial statements in Item 8.

Use of Capital: Contractual Obligations

The following tables aggregate information about the Company’s contractual cash obligations and other commercial commitments (in thousands) as of December 31, 2013:

	Payments Due by Period
		Less than	1 to 3	4 to 5	After 5
Contractual Cash Obligations	Total	1 year	years	years	years

Long-term debt	$24,242	$3,113	$5,443	$5,757	$9,929
Interest on long-term debt and capital lease obligation (1)	6,939	1,452	2,342	1,631	1,514
Operating lease obligations	11,735	2,861	4,230	3,172	1,472
Pension funding (2)	7,460	1,965	2,815	1,330	1,350
Total Contractual Cash Obligations	$50,376	$9,391	$14,830	$11,890	$14,265

(1)

Consists primarily of contractual interest payments for U.S. government guaranteed obligations (Title XI loans) due in installments through 2025 at interest rates from 5.7% to 7.6% and interest payments related to a capital lease agreement to lease real property through January 2016

(2)	Represents estimated future benefit payments based on the expected return on plan assets and assumptions regarding discount rates

The Company believes that the existing cash, cash equivalents, cash flow from operations and funds available through the Loan Agreement and/or Title XI indebtedness described above will be sufficient to meet its working capital and capital expenditure requirements through 2014.

Recently Issued Accounting Standards

For additional information on changes in accounting principles and new accounting principles, see Note 1 to the consolidated financial statements included in Item 8 – Financial Statements and Supplementary Data.

Critical Accounting Policies and Estimates

The methods, estimates and judgments used in applying the Company’s critical accounting policies have a significant impact on the results reported in the Consolidated Financial Statements. The SEC has defined the critical accounting policies as the ones that are most important to the portrayal of the Company’s financial condition and operating results, and requires the Company to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are highly uncertain at the time of estimation. Based on this definition, the Company’s most critical policies include: valuation of inventory (Notes 1 and 7), valuation of losses related to Jones Act and worker’s compensation insurance claims (Note 1), valuation of income and deferred taxes (Notes 1 and 14), valuation of pension plan obligations (Notes 1 and 16), and the valuation of goodwill and other intangible assets (Notes 1 and 11).

Specifically with respect to inventory, Omega Protein’s per unit cost of production is estimated prior to the beginning of each fishing season based on total estimated fishing costs (including off-season costs) divided by estimated total units of production. Omega Protein adjusts the cost of sales, unallocated inventory cost pool and inventory balances at the end of the second, third and fourth quarters based on revised estimates of total units of production to total inventoriable costs. For the most part, Omega Protein begins selling its current season’s production during the third quarter and sells that production until the second quarter of the following year. For 2013 the cost per unit of production decreased 6.5% from the third quarter of 2013 to the fourth quarter of 2013 due to larger than anticipated production during the fourth quarter.

The Company utilizes the asset and liability method to account for income taxes. This method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of existing temporary differences between the financial reporting and tax reporting basis of assets and liabilities, and operating loss and tax credits carryforwards for tax purposes. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. The Company believes that the deferred tax assets recorded as of December 31, 2013, net of the valuation allowance, are realizable through future reversals of existing taxable temporary differences and future taxable income. If the Company were to subsequently determine that it would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to deferred tax assets would increase earnings for the period in which such determination was made. The Company will continue to assess the adequacy of the valuation allowance on a quarterly basis. Any changes to the estimated valuation allowance could be material to the consolidated financial condition and results of operations.

The Company also has other key accounting policies and accounting estimates relating to the allowance of doubtful accounts (Note 1), valuation of shares-based compensation (Note 16) and interest rate and energy swap valuations (Notes 1 and 21).  The Company believes that these key accounting policies and accounting estimates either do not generally require the Company to make estimates and judgments that are as difficult or as subjective as its critical accounting policies, or it is less likely that they would have a material impact on the Company’s reported results of operations for a given period.

For all financial statement periods presented, there have been no material modifications to the application of these critical accounting policies.

Seasonal and Quarterly Results

Omega Protein’s menhaden harvesting and processing business is seasonal in nature. Omega Protein generally has higher sales during the menhaden harvesting season (which includes the second and third quarter of each fiscal year) due to increased product availability and customer demand. Additionally, due to differences in gross profit margins for Omega Protein’s various products, any variation in the mix of product sales between quarters may result in significant variations of total gross profit margins. These margins may also be affected by changes in costs from year to year and month to month, including as a result of variations in production yields. Similarly, from time to time Omega Protein defers sales of inventory based on prices for its products, which may affect comparable period comparisons. As a result, the Company’s quarterly operating results have fluctuated in the past and may fluctuate in the future.

In addition, inventory is generally carried over from one year to the next year, and Omega Protein generally begins selling its current season’s production late in the second quarter and sells that production until the second quarter of the following year. Costs can change meaningfully from one season to the next. For example, decreased yields and changes in cost components of Omega Protein’s 2012 production resulted in higher standard costs for inventory for that season. This resulted in a decrease in gross profit as a percentage of revenue in the animal nutrition segment from approximately 20.9% for 2011 to 17.3% for 2012.

Further, Omega Protein’s per unit cost of production is estimated prior to the beginning of each fishing season based on total estimated fishing costs (including off-season costs) divided by estimated total units of production. Omega Protein adjusts the cost of sales, unallocated inventory cost pool and inventory balances at the end of the second, third and fourth quarters based on revised estimates of total units of production to total inventoriable costs. Changes in estimates from one quarter to the next can have a significant impact on operating results. As an example, gross profit as a percentage of revenues for the quarter ended December 31, 2013 increased substantially as compared to the previous three quarters of 2013. This increase was due to greater than estimated inventory production after September 30, 2013. As a result, standard cost for 2013 inventory, for which sales commenced largely in the third quarter of 2013, was decreased and all previous sales of 2013 inventory production were adjusted during the quarter ended December 31, 2013. The impact of the change in standard cost to the quarter ended December 31, 2013 is estimated to be approximately $4 million.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

In the normal course of business, the financial condition of the Company is exposed to minimal market risk associated with interest rate movements on the Company’s borrowings.  In the past, to mitigate this risk, the Company has entered into interest rate swap agreements to effectively lock-in the LIBOR component of certain debt instruments.  However, no interest rate swap agreements are currently in effect. As of December 31, 2013 only $31,000 of debt is subject to a variable interest rate. A one percent increase or decrease in the levels of interest rates on variable rate debt would not result in a material change to the Company’s results of operations.

The Company is exposed to market risk associated with diesel, natural gas, propane and potentially Bunker C fuel oil.  To partially mitigate this risk, the Company has forward purchased a portion of its expected diesel and natural gas usage for 2014. The Company is currently exposed to market risk associated with increases in diesel, natural gas, propane and potentially Bunker C fuel oil prices related to the portion not covered by swaps for 2014 or held in material and supplies inventory as of December 31, 2013. As an example, if energy prices related to these products were to increase by 10%, the energy cost related to the exposed portion would increase approximately $1.0 million, thus increasing the cost per unit of production.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Omega Protein Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Omega Protein Corporation and its subsidiaries (the “Company”) at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Annual Report on Internal Control Over Financial Reporting, management has excluded Wisconsin Specialty Protein, L.L.C. from its assessment of internal control over financial reporting as of December 31, 2013 because it was acquired by the Company in a purchase business combination during 2013. We have also excluded Wisconsin Specialty Protein, L.L.C. from our audit of internal control over financial reporting. Wisconsin Specialty Protein, L.L.C. is a wholly-owned subsidiary whose total assets and total revenues represent 11.6% and 4.0%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2013.

/s/PricewaterhouseCoopers LLP

Houston, Texas

March 7, 2014

OMEGA PROTEIN CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2013	2012
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$34,059	$55,998
Receivables, net	21,140	17,267
Inventories	94,339	66,659
Deferred tax asset, net	1,062	1,165
Prepaid expenses and other current assets	3,915	3,430
Total current assets	154,515	144,519
Other assets, net	5,234	10,789
Property, plant and equipment, net	144,113	127,640
Goodwill	19,600	7,986
Other intangible assets, net	7,932	4,362
Total assets	$331,394	$295,296

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$3,112	$3,058
Current portion of capital lease obligation	—	268
Accounts payable	5,380	3,000
Accrued liabilities	29,145	31,741
Total current liabilities	37,637	38,067
Long-term debt, net of current maturities	21,130	24,242
Deferred tax liability, net	19,351	15,794
Pension liabilities, net	4,117	9,826
Other long-term liabilities	1,929	1,764
Total liabilities	84,164	89,693

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 authorized shares; none issued	—	—
Common Stock, $0.01 par value; 80,000,000 authorized shares; 20,804,189 and 19,883,940 shares issued and outstanding at December 31, 2013 and 2012, respectively	203	195
Capital in excess of par value	136,428	129,040
Retained earnings	116,807	86,292
Accumulated other comprehensive loss	(6,208)	(9,924)
Total stockholders’ equity	247,230	205,603
Total liabilities and stockholders’ equity	$331,394	$295,296

The accompanying notes are an integral part of the consolidated financial statements.

OMEGA PROTEIN CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2013	2012	2011
	(in thousands, except per share amounts)
Revenues	$244,293	$235,639	$251,743
Cost of sales	161,543	193,583	197,069
Gross profit	82,750	42,056	54,674

Selling, general, and administrative expense	25,293	21,737	23,050
Research and development expense	2,407	2,209	1,588
Loss related to plant closure	6,597	—	—
Charges related to U.S. Attorney investigation	—	7,990	545
Impairment of intangible assets	266	129	—
Proceeds/gains resulting from Gulf of Mexico oil spill	—	—	(26,177)
Other proceeds/gains relating to natural disaster, net – 2005 storms	—	—	(787)
Loss (gain) on disposal of assets	174	(2,635)	2,096
Operating income	48,013	12,626	54,359

Interest income	18	32	43
Interest expense	(1,658)	(1,335)	(2,109)
Other expense, net	(394)	(365)	(408)
Income before income taxes	45,979	10,958	51,885
Provision for income taxes	15,464	6,895	17,728
Net income	$30,515	$4,063	$34,157

Other comprehensive income (loss):
Energy swap adjustment, net of tax expense (benefit) of $81, $241, and ($486), respectively	151	448	(925)
Pension benefits adjustment, net of tax expense (benefit) of $1,920, $165 and ($1,306), respectively	3,565	307	(2,071)
Comprehensive income	$34,231	$4,818	$31,161
Basic earnings per share (See Note 13)	$1.50	$0.21	$1.77
Weighted average common shares outstanding	19,913	19,420	19,238
Diluted earnings per share (See Note 13)	$1.45	$0.20	$1.71
Weighted average common shares and potentialcommon share equivalents outstanding	20,634	19,874	19,923

The accompanying notes are an integral part of the consolidated financial statements.

OMEGA PROTEIN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Cash flows from operating activities:
Net income	$30,515	$4,063	$34,157
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	21,056	17,999	16,430
Loss disposal of assets, plant closure	5,514	—	—
Loss (gain) on disposal of assets	174	(2,635)	2,096
Impairment of intangible assets	266	129	—
Provisions for losses on receivables	103	48	48
Share based compensation	1,982	3,721	3,295
Deferred income taxes	3,579	2,272	4,255
Changes in assets and liabilities:
Receivables	(2,630)	(494)	(4,751)
Inventories	(26,855)	(1,766)	10,181
Prepaid expenses and other current assets	(191)	(616)	126
Other assets	4,092	(6,379)	(3,850)
Accounts payable	1,644	(779)	761
Accrued liabilities	(5,250)	11,855	(95)
Pension liability, net	(2,144)	(735)	(748)
Other long-term liabilities	165	52	816
Net cash provided by operating activities	32,020	26,735	62,721
Cash flows from investing activities:
Proceeds from disposition of assets	470	6,152	2,339
Acquisition of InCon, net of cash acquired	—	181	(9,028)
Acquisition of Wisconsin Specialty Protein, net of cash acquired	(26,676)	—	—
Acquisition of Cyvex, net of cash acquired	—	—	(2,170)
Land and building purchased in capital lease extinguishment	(5,005)	—	—
Capital expenditures	(24,796)	(25,064)	(23,352)
Net cash used in investing activities	(56,007)	(18,731)	(32,211)
Cash flows from financing activities:
Principal payments of long-term debt	(3,058)	(2,994)	(3,007)
Principal payments of capital lease obligation	(309)	(517)	(474)
Debt issuance costs	—	(389)	—
Proceeds from stock options exercised	4,009	469	2,879
Excess tax benefit of stock options exercised	1,406	34	1,699
Net cash provided by (used in) financing activities	2,048	(3,397)	1,097
Net (decrease) increase in cash and cash equivalents	(21,939)	4,607	31,607
Cash and cash equivalents at beginning of year	55,998	51,391	19,784
Cash and cash equivalents at end of year	$34,059	$55,998	$51,391

OMEGA PROTEIN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Years Ended
	December 31,
	2013	2012	2011
	(in thousands)
Supplemental cash flow information:
Cash paid during the year for:
Interest	$1,865	$1,991	$2,205
Income taxes	$8,107	$3,836	$12,257

The accompanying notes are an integral part of the consolidated financial statements.

OMEGA PROTEIN CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Capital in Excess of	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Par Value	Earnings	Income (Loss)	Equity
	(in thousands)
Balance at December 31, 2010	18,827	$188	$116,950	$48,072	$(7,683)	$157,527
Issuance of common stock	536	6	7,793	—	—	7,799
Restricted stock activity	206	—	74	—	—	74
Comprehensive income (loss):
Net income	—	—	—	34,157	—	34,157
Other comprehensive income (loss):
Energy swap adjustment, net of tax benefit of ($486)	—	—	—	—	(925)	(925)
Pension benefits adjustment, net of tax benefit of ($1,306)	—	—	—	—	(2,071)	(2,071)
Balance at December 31, 2011	19,569	$194	$124,817	$82,229	$(10,679)	$196,561
Issuance of common stock	100	1	3,603	—	—	3,604
Restricted stock activity	215	—	620	—	—	620
Comprehensive income :
Net income	—	—	—	4,063	—	4,063
Other comprehensive income:
Energy swap adjustment, net of tax expense of $241	—	—	—	—	448	448
Pension benefits adjustment, net of tax expense of $165	—	—	—	—	307	307
Balance at December 31, 2012	19,884	$195	$129,040	$86,292	$(9,924)	$205,603
Issuance of common stock	862	8	6,019	—	—	6,027
Restricted stock activity	58	—	1,369	—	—	1,369
Comprehensive income:
Net income	—	—	—	30,515	—	30,515
Other comprehensive income:
Energy swap adjustment, net of tax expense of $81	—	—	—	—	151	151
Pension benefits adjustment, net of tax expense of $1,920	—	—	—	—	3,565	3,565
Balance at December 31, 2013	20,804	$203	$136,428	$116,807	$(6,208)	$247,230

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

The human nutrition segment, which operates under the name Nutegrity, has three primary product lines: protein products, Omega-3 fish oil ingredients and other nutraceutical ingredients. Nutegrity is comprised primarily of three subsidiaries: Cyvex Nutrition, Inc. (“Cyvex”), InCon Processing, L.L.C. (“InCon”) and Wisconsin Specialty Protein, L.L.C. (“WSP”). Cyvex, acquired by the Company in December 2010, is located in Irvine, California and participates in the nutraceutical industry as an ingredient provider. InCon, acquired by the Company in September 2011, is located in Batavia, Illinois and is a specialty processor that utilizes molecular distillation technology to concentrate Omega-3 fish oils and, subject to outside demand and excess capacity, a variety of other compound products for third-party tolling customers. WSP, acquired by the Company on February 27, 2013, is a manufacturer and marketer of specialty dairy and other protein products headquartered in Madison, Wisconsin and operates a production facility in Reedsburg, Wisconsin. See Note 2 – Acquisition of Wisconsin Specialty Protein, L.L.C. for additional information related to the Company’s acquisition of WSP.

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

Certain amounts applicable to the prior periods have been reclassified to conform to the classifications currently followed. For the years ended December 31, 2012 and 2011, the Company reclassified $0.2 million and $0.5 million, respectively, of cash flows from investing activities to cash flows from operating activities related to accrued capital expenditures.  This revision was not considered to be material, individually or in the aggregate, to previously issued financial statements. The revisions had no effect on the results of operations (net or comprehensive income) or financial condition (stockholders’ equity).

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Gulf of Mexico Oil Spill

In 2010, the Company accounted for $18.7 million in emergency payments received from the Gulf Coast Claims Facility (“GCCF”) during September and October related to damages incurred from the Gulf of Mexico oil spill in its inventory and cost of sales. The payments partially reduced cost of sales by 4.4%, or $8.2 million for the year ended December 31, 2011.

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

For additional information, see Note 4 – Gulf of Mexico Oil Spill.

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

Shipping and Handling

Amounts billed to customers associated with shipping and handling are included in revenues and the related costs are included in cost of sales. For 2013, 2012 and 2011, $9.4 million, $14.4 million and $16.5 million of shipping and handling costs are included in cost of sales, respectively.

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

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Any costs incurred during abnormal downtime related to activity at Omega Protein’s plants are charged to expense as incurred. Such costs were incurred and offset by proceeds received from the Gulf Coast Claims Facility (“GCCF”) during 2011 as a consequence of the Deepwater Horizon explosion and the resulting oil spill in the Gulf of Mexico in April 2010. For additional information, see Note 4 – Gulf of Mexico Oil Spill.

The human nutrition segment generally uses standard costing for inventory it manufactures and FIFO for nutraceutical inventory. The Company’s inventory is stated at the lower of cost or market.

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

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Advertising Costs

The costs of advertising are expensed as incurred.

Research and Development

Costs incurred in research and development activities, primarily related to the Omega Protein Technology and Innovation Center, are expensed as incurred.

Energy Swap Agreements

The Company does not enter into financial instruments for trading or speculative purposes. During 2013, 2012 and 2011, Omega Protein entered into energy swap agreements to manage portions of its cash flow exposure related to the volatility of natural gas, diesel and fuel oil energy prices for its fish meal and fish oil production operations. The swaps effectively fix pricing for the quantities listed below during the consumption periods.

Energy Swap	Consumption Period			Quantity	Price Per Unit	Energy Swap Asset/(Liability) as of December 31, 2013	Deferred Tax Asset/(Liability) as of December 31, 2013
Diesel - NYMEX Heating Oil Swap	Oct.	-	Nov., 2013	998,700 Gallons	$2.88	$131,400	$(46,000)
Natural Gas - NYMEX Natural Gas Swap	Apr.	-	Oct., 2014	307,374 MMBTUs	$3.67	143,200	(50,100)
						$274,600	$(96,100)

Energy Swap	Consumption Period			Quantity	Price Per Unit	Energy Swap Asset/(Liability) as of December 31, 2012	Deferred Tax Asset/(Liability) as of December 31, 2012
Diesel - NYMEX Heating Oil Swap	May	-	November, 2013	1,359,782 Gallons	$2.82	$244,800	$(53,800)
Natural Gas - NYMEX Natural Gas Swap	April	-	October, 2013	381,150 MMBTUs	$3.94	(149,600)	52,300
Fuel Oil – No.6 1.0% NY-Platts Swap	May	-	November, 2013	676,200 Gallons	$2.26	39,000	(13,600)
						$134,200	$(15,100)

As of December 31, 2013 and 2012, Omega Protein has recorded a current asset in prepaid expenses of $0.3 million and $0.1 million, respectively, to recognize the fair value of energy swap derivatives, and has also recorded a deferred tax liability of $0.1 million and $15,100, respectively, associated therewith. The effective portion of the change in fair value from inception to December 31, 2013 is recorded in “accumulated other comprehensive loss” in the Company’s consolidated financial statements. The following table illustrates the changes recorded, net of tax, in accumulated other comprehensive loss resulting from the energy swap agreements.

	(in thousands)
	2013	2012
Balance at January 1,	$28	$(420)
Amounts, net of tax, reclassified to unallocated inventory cost pool,	(127)	328
Net change associated with current period swap transactions, net of tax,	278	120
Balance at December 31,	$179	$28

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The $0.2 million reported in accumulated other comprehensive loss as of December 31, 2013 will be reclassified to the unallocated inventory cost pool in the period when the energy consumption takes place. The amount to be reclassified, net of taxes, during the next 12 months is expected to be $0.2 million.

The aggregate fair value of derivative instruments in gross asset positions as of December 31, 2013 and December 31, 2012 was $0.3 million and $0.3 million, respectively. These amounts represent the maximum exposure to loss at the reporting date as a result of all of the counterparties failing to perform as contracted. This exposure could be reduced by up to $0 and $0.2 million, respectively, of liabilities included in master netting arrangements with those same counterparties.

As of December 31, 2013 (in thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts of Assets (Liabilities) Offset	Net Amounts of Assets (Liabilities) Presented in the Balance Sheet
Energy swap derivatives – asset position	$275	$-	$275

As of December 31, 2012 (in thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts of Assets (Liabilities) Offset	Net Amounts of Assets (Liabilities) Presented in the Balance Sheet
Energy swap derivatives – asset position	$295	$(161)	$134

If, at any time, the swaps are determined to be ineffective, in whole or in part, due to changes in the Company’s energy usage or underlying hedge agreements or assumptions, the fair value of the portion of the energy swaps determined to be ineffective will be recognized as a gain or loss in cost of sales for the applicable period. For 2013 and 2012, the Company recognized a charge of $0.1 million and a reduction $0.1 million, respectively, to cost of sales resulting from transactions associated with the ineffectiveness of diesel energy swaps. See Note 21 – Fair Value Disclosures for additional information.

Subsequent to December 31, 2013, Omega Protein entered into the following energy swap agreements:

Energy Swap	Consumption Period			Quantity	Price Per Unit
Diesel - NYMEX Heating Oil Swap	May	-	November, 2014	333,366 Gallons	$2.95
Propane – NGL-Mont Belvieu Propane	June	-	November, 2014	683,000 Gallons	$1.09

Income Taxes

The Company utilizes the asset and liability method to account for income taxes. This method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of existing temporary differences between the financial reporting and tax reporting basis of assets and liabilities, and operating loss and tax credits carryforwards for tax purposes. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. The Company believes that the deferred tax assets recorded as of December 31, 2013, net of the valuation allowance, are realizable through future reversals of existing taxable temporary differences and future taxable income. If the Company were to subsequently determine that it would be able to realize deferred tax assets in the future in excess of the net recorded amount, the adjustment would increase earnings for the period in which such determination was made. The Company will continue to assess the adequacy of the valuation allowance on a quarterly basis. Any changes to the estimated valuation allowance could be material to the consolidated financial condition and results of operations.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Accounting for the Impairment of Long-Lived Assets

The Company evaluates at each balance sheet date the continued appropriateness of the carrying value of its long-lived assets, including its long-term receivables and property, plant and equipment. The Company reviews long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of any such assets or grouping of assets may not be recoverable. The Company has grouped certain assets together (primarily marine vessels) for impairment testing on a fleet basis. If indicators of impairment are present, management evaluates the undiscounted cash flows estimated to be generated by those assets or grouping of assets compared to the carrying amount of those items. The net carrying value of assets or grouping of assets not recoverable is reduced to fair value. The Company considers continued operating losses, or significant and long-term changes in business conditions, to be its primary indicators of a potential impairment.

Plant Closure

Property, plant and equipment impairments related to the Cameron, Louisiana plant are made in accordance with the impairment of long-lived assets policy. Employee severance related charges have been recognized to the extent that the amount is probable, measurable and no-future service is expected or for those still employed, recognized pro-rata over the remaining service period. Ongoing clean-up and dismantlement costs will be recognized as incurred unless obligated and measureable by a contractual commitment. See Note 5 – Plant Closure for additional information related to the charges incurred.

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

	Useful Lives (years)

Stainless steel equipment		25
Fishing vessels and fish processing plants	15	-	20
Machinery, equipment, furniture and fixtures and other	3	-	10

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

All of the Company’s goodwill and other intangible assets are the result of acquisitions in the human nutrition segment. This segment is comprised of two reporting units, 1) InCon and Cyvex and 2) WSP.

The Company amortizes other intangible assets with determinable lives over their estimated useful lives. The Company records an impairment charge on these assets when it determines that their carrying value may not be recoverable. The carrying value is not recoverable if it exceeds the undiscounted future cash flows resulting from the use of the asset and its eventual disposition. When there is existence of one or more indicators of impairment, the Company measures any impairment of intangible assets based on a projected discounted cash flow method using a discount rate determined by the Company’s management to be commensurate with the risk inherent in its business model. The Company’s estimates of future cash flows attributable to its other intangible assets require significant judgment based on the Company’s historical and anticipated results and are subject to many factors. See Note 11 - Goodwill and Other Intangible Assets for more information about goodwill and other intangible assets.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Accumulated Comprehensive Loss

The components of accumulated other comprehensive loss included in stockholders’ equity are as follows:

Changes in Accumulated Other Comprehensive Loss by Component

For the Year Ended December 31, 2013 (in thousands)

	Gains and Losses On Cash Flow Hedges		Defined Benefit Pension Items		Total
Beginning balance December 31, 2012	$28		$(9,952)		$(9,924)
Other comprehensive income before reclassifications	278		2,560		2,838
Amounts reclassified from accumulated other comprehensive loss	(127)	(a)	1,005	(b)	878
Net current-period other comprehensive income	151		3,565		3,716
Ending balance December 31, 2013	$179		$(6,387)		$(6,208)
(a)	This accumulated other comprehensive income component is reclassified to the unallocated inventory cost pool in the period when the energy consumption takes place.
(b)	This accumulated other comprehensive income component is included in the computation of net periodic pension costs as amortization of actuarial loss which are explained in more detail in Note 16.

Changes in Accumulated Other Comprehensive Loss by Component

For the Year Ended December 31, 2012 (in thousands)

	Gains and Losses On Cash Flow Hedges		Defined Benefit Pension Items		Total
Beginning balance December 31, 2011	$(420)		$(10,259)		$(10,679)
Other comprehensive income (loss) before reclassifications	120		(679)		(559)
Amounts reclassified from accumulated other comprehensive loss	328	(a)	986	(b)	1,314
Net current-period other comprehensive income	448		307		755
Ending balance December 31, 2012	$28		$(9,952)		$(9,924)
(a)	This accumulated other comprehensive loss component is reclassified to the unallocated inventory cost pool in the period when the energy consumption takes place.
(b)	This accumulated other comprehensive income component is included in the computation of net periodic pension costs as amortization of actuarial loss which are explained in more detail in Note 16.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

At December 31, 2013, the Company had cash deposits concentrated primarily in one major bank and two money market funds. The Company believes that credit risk in such investments is minimal.

Earnings per Share

Basic earnings per share is calculated by dividing net income allocated to common shares outstanding by the weighted average number of shares of common stock outstanding. Diluted earnings per share assumes the exercise of stock options provided the effect is not anti-dilutive.

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

Shares Issued to Directors

In 2013 and 2012, approximately 3,200 and 7,600 shares of the Company’s stock were issued to directors in non-cash transactions as payment in lieu of Board retainer and per diem fees. Expenses were recognized on these non-cash transactions of approximately $25,200 and $56,100. In 2011, no shares of the Company’s common stock were issued to directors in non-cash transactions as payment in lieu of Board retainer and per diem fees.

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

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The standard requires companies to present, either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. The standard is effective prospectively for public entities for fiscal years, and interim periods within those years, beginning after December 12, 2012, which corresponds to the Company’s first fiscal quarter beginning January 1, 2013. The Company’s adoption of FASB ASU No. 2013-02, effective January 1, 2013, did not have an impact on the Company’s consolidated results of operations or financial position.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

NOTE 2. ACQUISITION OF WISCONSIN SPECIALTY PROTEIN, L.L.C.

A. Description of the Transaction

On February 27, 2013, the Company acquired 100% of the outstanding equity interest of WSP, a Wisconsin limited liability company, in a cash transaction pursuant to the terms of an agreement and plan of merger. WSP is now a wholly owned subsidiary of the Company and operates as part of Nutegrity. The legacy WSP business produces and markets a variety of value-added whey protein ingredients for the food and nutritional supplement industries, including organic and other specialty protein products, using processes applicable to a variety of nutritional dairy ingredients. The Company believes the acquisition of WSP enhances its presence in the specialty proteins markets and advances its goal of providing sustainable, value-added nutrition ingredients. WSP is included as part of the Company’s human nutrition segment.

B. Recording of Assets Acquired and Liabilities Assumed

The Company paid an aggregate cash purchase price for the equity of WSP of $26.5 million plus $0.6 million representing WSP’s excess working capital on the closing date and reimbursable capital expenditures, utilizing cash on hand.

The Company incurred approximately $0.8 million in pretax transaction costs directly related to the acquisition that were expensed and included in selling, general and administrative expenses in the consolidated statement of comprehensive income for the year ended December 31, 2013. The acquisition costs consisted primarily of legal, advisory, valuation, and other consulting fees. The transaction has been accounted for using the acquisition method of accounting which requires, among other things, that all assets acquired and liabilities assumed from acquisitions be recognized at their fair values as of the acquisition date. Any excess of the purchase price over the fair values of the net assets acquired are recorded as goodwill.

(in thousands)
Cash	$403
Other current assets, net including receivables, prepaid and inventory	2,515
Property, plant, and equipment, net	14,095
Identifiable intangible assets (a)	4,448
Liabilities assumed	(5,996)
Total identifiable net assets	15,465
Goodwill	11,614
Total consideration	$27,079

(a)	See Note 11 – Goodwill and Other Intangible Assets for weighted average lives.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Specifically, the goodwill recorded as part of the acquisition of WSP includes the following:

● the expected synergies and other benefits that the Company believes will result from combining the operations of WSP with the operations of Nutegrity, the Company’s human nutrition segment,

● any intangible assets that do not qualify for separate recognition, and

● the value of the going-concern element of WSP’s existing business (the higher rate of return on the assembled collection of net assets versus if the Company had acquired all of the net assets separately).

The Company does not amortize goodwill or indefinite-lived intangible assets but performs tests for impairment annually, or when indications of potential impairment exist, utilizing a fair value approach at the reporting unit level. See Note 11 - Goodwill and Other Intangible Assets, for more information about goodwill and other intangible assets.

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

	Revenue	Net income (loss)
	(in thousands)
WSP from February 27, 2013 – December 31, 2013	$9,810	$(195)
2013 supplemental pro forma from January 1, 2013 – December 31, 2013	$246,361	$30,518
2012 supplemental pro forma from January 1, 2012 – December 31, 2012	$247,109	$4,997

NOTE 3. ACQUISITION OF INCON PROCESSING, L.L.C.

A. Description of the Transaction

In September 2011, the Company acquired all of the outstanding equity of InCon, a Delaware limited liability company, in a cash transaction pursuant to the terms of an equity purchase agreement. The equity of InCon was indirectly held by four individuals (the “Sellers”), three of whom continue to be employed by InCon and share in the management of InCon’s business. InCon is now a wholly owned subsidiary of the Company and operates as part of Nutegrity. InCon is a specialty toll processor that designs, pilots, synthesizes and purifies specialty chemical compounds, utilizing molecular distillation technology to concentrate a variety of compound products, including Omega-3 fish oils.

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

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The annual earn-out payments, if any, will be estimated on a quarterly basis and paid subsequent to year end. The Company will record the estimated contractual obligation as compensation expense during each year as it is deemed probable that such amount will be payable. In addition, the earn-out payments are subject to certain reductions associated with future InCon capital expenditures and forfeitures based on termination of employment. There were no earn-out payments recorded during 2012 and 2013.

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

Amounts recognized as of acquisition date
(in thousands)
Working capital (a)	$593
Property, plant, and equipment, net	6,400
Identifiable intangible assets (b)	1,341
Total identifiable net assets	8,334
Goodwill	936
Total consideration, net of final working capital adjustment	$9,270

(a)	Includes cash and cash equivalents, accounts receivable, spare parts inventory and accounts payable.
(b)	See Note 11 – Goodwill and other intangible assets for weighted average lives.

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Specifically, the goodwill recorded as part of the acquisition of InCon includes the following:

● the expected synergies and other benefits that the Company believes will result from combining the operations of InCon with the operations of Nutegrity, the Company’s human nutrition segment,

● any intangible assets that do not qualify for separate recognition, and

● the value of the going-concern element of InCon’s existing business (the higher rate of return on the assembled collection of net assets versus if Omega had acquired all of the net assets separately).

The Company does not amortize goodwill or indefinite-lived intangible assets but performs tests for impairment annually, or when indications of potential impairment exist, utilizing a fair value approach at the reporting unit level. See Note 11 - Goodwill and Other Intangible Assets, for more information about goodwill and other intangible assets.

NOTE 4. GULF OF MEXICO OIL SPILL

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

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

NOTE 5. PLANT CLOSURE

In December 2013, the Company effectively closed its menhaden fish processing plant located in Cameron, Louisiana and is re-deploying certain vessels from that facility to the Company’s other Gulf Coast facilities located in Abbeville, Louisiana and Moss Point, Mississippi. In conjunction with the closure, the following charges were incurred in the Company’s consolidated statements of comprehensive income during 2013:

2013
(in thousands)
Impairment of property, plant and equipment	$4,796
Write-off material and supplies inventory	97
Employee severance accruals	345
Estimated decommissioning costs	250
Other ongoing closure costs not attributable to future production	1,109
Total loss related to plant closure	$6,597

In addition to the above recognized losses, the Company expects that it may have additional losses related to additional impairment of property, plant and equipment, ongoing employee severance expenses and ongoing cost not attributable to future production such as clean-up and disassembly.

NOTE 6. RECEIVABLES, NET

Receivables as of December 31, 2013 and 2012 are summarized as follows:

	2013	2012
	(in thousands)
Trade	$18,689	$11,513
Insurance	1,806	4,980
Income tax	714	871
Other	310	236
Total accounts receivable	21,519	17,600
Less allowance for doubtful accounts	(379)	(333)
Receivables, net	$21,140	$17,267

As of December 31, 2012, the insurance receivable included approximately $3.4 million related to the salvage costs and other related claims incurred by the Company associated with the sinking of the F/V Sandy Point in May 2011. Of that amount, approximately $3.1 million was received in June 2013 in final settlement of the receivable.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 7. INVENTORY

The major classes of inventory as of December 31, 2013 and 2012 are summarized as follows:

	2013	2012
	(in thousands)
Fish meal	$30,119	$26,511
Fish oil	41,081	17,352
Fish solubles	2,599	1,391
Nutraceutical products	3,650	4,181
Dairy protein products	1,355	—
Unallocated inventory cost pool (including off-season costs)	6,655	7,403
Other materials and supplies	8,880	9,821
Total inventory	$94,339	$66,659

Inventory at December 31, 2013 and 2012 is stated at the lower of cost or market. The elements of December 31, 2013 unallocated inventory cost pool include Omega Protein’s plant and vessel related labor, utilities, rent, repairs and depreciation, to be allocated to inventories produced through the 2014 fishing season.

NOTE 8. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of December 31, 2013 and 2012 are summarized below:

	2013	2012
	(in thousands)
Prepaid insurance	$2,422	$2,554
Selling expenses	869	436
Fair market value of energy swaps, current portion	275	134
Whey process filters	38	—
Leases	53	118
Other prepaids and expenses	258	188
Total prepaid expenses and other current assets	$3,915	$3,430

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

NOTE 9. OTHER ASSETS

Other assets as of December 31, 2013 and 2012 are summarized as follows:

	2013	2012
	(in thousands)
Fish nets, net of accumulated amortization of $2,610 and $1,243	$1,517	$1,432
Insurance receivable, net of allowance for doubtful accounts	3,048	8,572
Title XI debt issuance costs	272	302
Other debt issuance costs	299	391
Deposits and other	98	92
Total other assets, net	$5,234	$10,789

Amortization expense for fishing nets amounted to approximately $1.4 million, $1.3 million, and $1.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.

As of December 31, 2013 and December 31, 2012, the insurance receivable of $3.0 million and $8.6 million, respectively, primarily relates to Jones Act claims for employees aboard its vessels. This estimated amount is recorded gross of estimated claims which may be due to claimants and is included in accrued insurance liabilities.

The Company carries insurance for certain losses relating to its fishing unit’s vessels and Jones Act liability for employees aboard its vessels (collectively, “Vessel Claims Insurance”). The typical Vessel Claims Insurance policy contains an annual aggregate deductible (“AAD”) for which Omega Protein remains responsible, while the insurance carrier is responsible for all applicable amounts which exceed the AAD. It is Omega Protein’s policy to accrue current amounts due and record amounts paid out on each claim. Once payments exceed the AAD, Omega Protein records an insurance receivable for a given policy year, net of allowance for doubtful accounts. As of December 31, 2013 and 2012, there was no allowance for doubtful insurance receivable accounts.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 10. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of December 31, 2013 and 2012 are summarized as follows:

	2013	2012
	(in thousands)
Land	$7,457	$7,229
Plant assets	159,337	148,451
Fishing vessels	101,745	103,754
Furniture and fixtures	7,091	7,225
Construction in progress	16,846	11,214
Total property and equipment	292,476	277,873
Less accumulated depreciation and impairment	(148,363)	(150,233)
Property, plant and equipment, net	$144,113	$127,640

Depreciation expense for 2013, 2012 and 2011 was $18.9 million, $16.3 million, and $14.7 million, respectively.

The Company capitalizes interest as part of the acquisition cost of a qualifying asset. Interest is capitalized only during the period of time required to complete and prepare the asset for its intended use. For 2013, 2012 and 2011, the Company capitalized interest of approximately $312,300, $765,300, and $245,300, respectively.

In December 2013, the Company closed its Cameron, Louisiana menhaden processing plant and is re-deploying some of its harvesting and processing assets to the three remaining menhaden processing plants. As a result of the closure, the Company recognized a $4.8 million impairment of its fixed assets that it does not plan to use in future operations. For more information see Note 5 – Plant Closure.

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

NOTE 11. GOODWILL AND OTHER INTANGIBLE ASSETS

During 2013, the Company decided to discontinue use of the Cyvex and InCon brand names over time and replace them with a single brand, Nutegrity, and concluded that the carrying value of those trade names exceeded the fair value.  Subsequently, annual testing of the indefinite life intangible assets of InCon, Cyvex and WSP was performed, and it was concluded that the carrying value of Cyvex’s other trade names exceeded the fair value.  As a result, a cumulative $0.3 million impairment expense was recognized during the year ended December 31, 2013.

        The Company also completed its annual impairment testing of goodwill for 1) InCon and Cyvex, as a single reporting unit, and 2) WSP, and concluded that the fair value exceeded the carrying value.  As of December 31, 2013, the calculated fair value of InCon’s trade secrets exceeds its $1.0 million carrying value by 5%; key assumptions in the fair value calculation include future fish oil sales, the portion of sales attributable to trade secrets and the discount rate.  The calculated fair value of goodwill and other indefinite life intangible assets exceed their carrying values by 20% or more.    It should be noted that the calculated fair values on which the assessments of goodwill and indefinitely lived intangible assets are based are highly subjective given the early stage and transitional nature of the businesses.

          During 2012, the Company completed its annual impairment testing of goodwill and indefinite life intangible assets for InCon.  The Company concluded that the carrying value of its trade names exceeded the fair value by approximately $0.1 million.  As a result, impairment expense was $0.1 million for the year ended December 31, 2012.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

All of the Company’s goodwill and other intangible assets are the result of acquisitions in the human nutrition segment. The following table summarizes the changes in the carrying amount of goodwill resulting from the Company’s acquisitions (in thousands):

	WSP	Cyvex and Incon	Total
January 1, 2013	$—	7,986	$7,986
Acquisitions (1)	11,614	—	11,614
December 31, 2013	$11,614	7,986	$19,600

(1) On February 27, 2013, the Company acquired WSP, and the allocation of the purchase price over the fair value of the tangible and intangible assets acquired resulted in $11.6 million of goodwill.

The following table summarizes the Company’s intangible assets (dollars in thousands):

	December 31, 2013	December 31, 2012	Weighted Average Life (years)
Carrying value of intangible assets subject to amortization:
Customer relationships and non-competes	$5,930	$2,934
Less accumulated amortization	(613)	(325)	10
Total intangible assets subject to amortization, net	$5,317	$2,609
Indefinite life intangible assets – trade names/secrets and other	2,615	1,753
Total intangible assets	$7,932	$4,362

Amortization expense of the Company’s intangible assets for the year ended December 31, 2013 and 2012 was approximately $0.6 million and $0.3 million, respectively. Estimated future amortization expense related to intangible assets is as follows (in thousands):

2014	663
2015	655
2016	654
2017	654
Thereafter	2,691
Total estimated future amortization expense	$5,317

NOTE 12. NOTES PAYABLE AND LONG-TERM DEBT

At December 31, 2013 and 2012, the Company's long-term debt consisted of the following:

	December 31, 2013	December 31, 2012
	(in thousands)
U.S. government guaranteed obligations (Title XI loans) collateralized by a first lien on certain vessels and certain plant assets:
Amounts due in installments through 2025, interest from 5.7% to 7.6%	$24,211	$27,228
Amounts due in installments through 2014, interest at Eurodollar rates plus 0.5% (0.7% and 0.8% at December 31, 2013 and December 31, 2012, respectively)	31	72
Total debt	24,242	27,300
Less current maturities	(3,112)	(3,058)
Long-term debt	$21,130	$24,242

The Title XI loans are secured by certain liens on the Company’s fishing vessels and mortgages on the Company’s Reedville, Virginia and Abbeville, Louisiana plants.

In June 2011, pursuant to the Title XI program, the United States Department of Commerce Fisheries Finance Program (the “FFP”) approved a financing application made by the Company in the amount of $10.0 million (the “Approval Letter”) which expires on June 20, 2016. To date, the Company has not borrowed any amounts under the Approval Letter and its ability to do so may be adversely affected by an EPA notice that the Company’s Omega Protein subsidiary is ineligible, as a result of its previous convictions under the Clean Water Act, for receipt of government contracts or benefits in certain cases. See “Risk Factors” for further detail on this EPA notice. As of December 31, 2013, the Company had approximately $24.2 million of borrowings outstanding under Title XI and was in compliance with all of the covenants contained therein.

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

All Loans and all other obligations outstanding under the Loan Agreement are payable in full on March 21, 2017. As of December 31, 2013 and December 31, 2012, the Company had no amounts outstanding under the $60 million Loan Agreement and approximately $3.5 million and $3.1 million, respectively, in letters of credit. As of December 31, 2013, the Company was in compliance with all financial covenants under the Loan Agreement. The Company has no off-balance sheet arrangements other than normal operating leases and standby letters of credit.

Annual Maturities

The annual maturities of long-term debt for the five years ending December 31, 2018 and thereafter are as follows (in thousands):

2014	2015	2016	2017	2018	Thereafter
$3,113	$2,643	$2,800	$2,788	$2,969	$9,929

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 13. RECONCILIATION OF BASIC AND DILUTED PER SHARE DATA (in thousands except per share data)

For the Years Ended December 31:	2013		2012		2011
Allocation of earnings:
Net income	$30,515		$4,063		$34,157
Income allocated to participating securities	(687)		(49)		(30)
Income allocated to common shares outstanding	$29,828		$4,014		$34,127

Weighted average common shares outstanding	19,913		19,420		19,238

Basic earnings per share		1.50		0.21		1.77

Stock options assumed exercised	721		454		685
Weighted average diluted common shares and potential common share equivalents outstanding	20,634		19,874		19,923

Diluted earnings per share		1.45		0.20		1.71

Options to purchase the following number of shares of common stock (in thousands) were outstanding during the year ended December 31, but were excluded from the computation of diluted earnings per share because the adjusted exercise prices of the options based upon the assumed proceeds were greater than the average market price of the shares during that year.

2013	2012	2011
130	811	135

NOTE 14. INCOME TAXES

The Company’s provision for income taxes consisted of the following:

	Years Ended December 31,
	2013	2012	2011
		(in thousands)
Current:
State	$1,265	$453	$276
U.S.	11,031	4,288	10,924
Deferred:
State	227	294	920
U.S.	2,941	1,860	5,608
Provision (benefit) for income taxes	$15,464	$6,895	$17,728

For federal income tax purposes, the Company’s previous net operating losses and alternative minimum tax credit carryforward were fully utilized as of December 31, 2011.

As of December 31, 2013, for state income tax purposes, the Company had $10.3 million in net operating losses expiring in 2015 through 2029.

Our income tax return for the 2011 tax year is currently under examination by the IRS. We do not expect that the results of this examination will have a material effect on our financial condition or results of operations.

The following table reconciles the income tax provisions computed using the U.S. statutory rate of 35% for 2013, 2012 and 2011 to the provisions reflected in the financial statements.

	Years Ended December 31,
	2013	2012	2011
		(in thousands)
Taxes at statutory rate	$16,097	$3,835	$18,159
Other non-deductible expenses	145	163	189
Qualified production activities deduction	(1,334)	(193)	(1,305)
Charges related to U.S. Attorney investigation	—	2,625	—
State taxes, net of federal benefit	969	485	778
Excess executive compensation	—	—	128
Impact of federal tax credits (1)	(85)	—	490
Change in deferred tax asset valuation allowance (2)	(77)	(55)	(1,120)
Impact of federal tax rate adjustment to 35%	—	—	491
Other	(251)	35	(82)
Provision (benefit) for income taxes	$15,464	$6,895	$17,728

(1) As a result of recognizing certain tax credits in 2011, the Company realized a $490,000 income tax expense.

(2) During the fourth quarter of 2011, the Company reversed a deferred tax valuation allowance of $1,025,000 related to wage credits and $95,000 related to state net operating losses.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Temporary differences and tax credit carryforwards that gave rise to significant portions of deferred tax assets and liabilities as of December 31, 2013 and 2012 are as follows:

	2013	2012
	(in thousands)
Deferred tax assets:
Assets and accruals not yet deductible	$4,369	$3,639
Equity based compensation	3,429	3,243
Equity in loss of unconsolidated affiliates	125	125
Tax credit carryforward	225	225
Pension liability	3,716	5,636
State income tax	492	404
Valuation allowance	(584)	(661)
Total deferred tax assets	11,772	12,611

Deferred tax liabilities:
Property and equipment	(21,844)	(20,814)
Intangible assets	(590)	(187)
Pension and other retirement benefits	(1,350)	(1,272)
Assets currently deductible	(6,277)	(4,967)
Total deferred tax liabilities	(30,061)	(27,240)
Net deferred tax liability	$(18,289)	$(14,629)

Deferred income tax asset (liability) current	$1,062	$1,165
Deferred income tax asset (liability) non-current	(19,351)	(15,794)
Net deferred tax liability	$(18,289)	$(14,629)

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various states. With a few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2001.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits, as presented in “Other long-term liabilities” on the balance sheet, is as follows:

	2013	2012	2011
	(in thousands)
Balance at January 1,	$1,514	$1,513	$896
Additions for tax positions of prior years	58	37	451
Reductions for tax positions of prior years	—	(36)	—
Additions based on tax positions related to the current year	—	—	166
Balance at December 31,	$1,572	$1,514	$1,513

Included in the balances at December 31, 2013, 2012 and 2011 are $1.6 million, $1.5 million, and $1.5 million, respectively, of tax positions for which the ultimate deductibility is uncertain. The final settlement of these uncertain positions could positively or negatively impact the effective tax rate in the period settled. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not materially affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company recorded an accrual for payment of $81,000 in interest and $26,000 in penalties at December 31, 2013. The Company recorded an accrual for payment of $53,000 in interest and a reversal of $2,000 in penalties at December 31, 2012. The Company recorded an accrual for payment of $33,000 in interest and $166,000 in penalties at December 31, 2011.

NOTE 15. ACCRUED LIABILITIES

Accrued liabilities as of December 31, 2013 and December 31, 2012 are summarized as follows:

	December 31, 2013	December 31, 2012
	(in thousands)
Insurance	$7,222	$12,307
Reserve for plant closure costs	595	—
Reserve for U.S. Attorney investigation	—	7,655
Salary and benefits	9,423	4,989
Trade creditors	5,100	3,914
Taxes, other than income tax	64	42
Income tax	4,132	—
Deferred revenue	2,362	2,060
Contractual obligations	—	470
Accrued interest	200	225
Other	47	79
Total accrued liabilities	$29,145	$31,741

As of December 31, 2013 and 2012, deferred revenue was $2.4 million and $2.1 million, respectively, representing payments primarily received from international customers related to revenues which were not recognized until the subsequent period due to revenue recognition criteria.

See Note 18. Commitments and Contingencies – Regulatory Matters for information on the U.S. Attorney’s Office investigation.

NOTE 16. BENEFIT PLANS

Defined Contribution Plan

All qualified employees of the Company are covered under the Omega Protein 401(k) Savings and Retirement Plan (the “Plan”) as of December 31, 2013. WSP’s 401(k) plan was incorporated into the Plan as of May 1, 2013. The Company’s matching contributions to the Plan were approximately $1.2 million, $1.1 million, and $1.0 million during 2013, 2012, and 2011, respectively.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Amounts listed as pension benefits adjustment under the caption “Comprehensive Income (loss)” on the Consolidated Statements of Stockholders’ Equity of $3.6 million, $0.3 million, and ($2.1) million for 2013, 2012, and 2011, respectively, represent the change, net of tax, in the portion of the additional pension liability recorded under “Accumulated Other Comprehensive Loss” on the Consolidated Balance Sheet. During 2014, the Company expects total net periodic benefit cost to be approximately $0.8 million. The amounts in accumulated other comprehensive loss that are expected to be recognized as a component of net periodic benefit cost during the 2014 year are as follows (in thousands):

Net Actuarial Loss (Gain)	$915
Prior Service Cost	$0

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

	Years Ended December 31,
	2013	2012
	(in thousands)

Accumulated Benefit Obligations	$25,945	$29,202

Change in Benefit Obligation
Benefit Obligation at beginning of year	$29,202	$28,527
Service Cost	—	—
Interest Cost	991	1,095
Plan Amendments	—	—
Actuarial (Gain) Loss	(2,288)	1,269
Benefits Paid	(1,960)	(1,689)
Benefit Obligation at end of year	$25,945	$29,202

Change in Plan Assets
Plan Assets at Fair Value at beginning of year	$19,376	$17,659
Actual Return on Plan Assets	2,663	1,527
Company Contributions	1,749	1,879
Benefits Paid	(1,960)	(1,689)
Plan Assets at Fair Value at end of year	$21,828	$19,376

Funded Status of the Plan	$(4,117)	$(9,826)

Additional Amounts Recognized in the Statement of Financial Position:
Long-term Liabilities	$(4,117)	$(9,826)

Amounts Recognized in Accumulated Other Comprehensive Loss:
Net Actuarial (Loss) Gain, net of tax	$(6,387)	$(9,952)

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Loss:
Net Actuarial (Loss) Gain, net of tax	$2,560	$(679)
Reversal of Amortization Item:
Amortization of Net Loss, net of tax	1,005	986
Total Recognized in Other Comprehensive Loss, net of tax	$3,565	$307

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

As a result of the annual review of assumptions, the Company’s 2014 expected return on plan assets is 7.25%, consistent with 2013, and the discount rate increased from 3.47% to 4.36%. The discount rate selected by the Company is consistent with general movements in interest rates. Additionally, the Company performed a yield curve analysis which concluded that when the Citigroup Yield Curve is applied to the Plan, it produces a discount rate of 4.36% and the selected discount rate is equal to the yield curve analysis.

	Years Ended December 31,
	2013	2012
Assumptions

Weighted average assumptions used to determine benefit obligations at end of year
Discount Rate	4.36%	3.47%
Long-Term Rate of Return	7.25%	7.25%
Salary Scale up to age 50	N/A	N/A
Salary Scale over age 50	N/A	N/A

	Years Ended December 31,
	2013	2012	2011
Weighted average assumptions used to determine net periodic benefit cost at beginning of year
Discount Rate	3.47%	4.01%	5.08%
Long-Term Rate of Return	7.25%	7.25%	7.25%
Salary Scale up to age 50	N/A	N/A	N/A
Salary Scale over age 50	N/A	N/A	N/A

	Years Ended December 31,
	2013	2012	2011
		(in thousands)
Components of net periodic benefit cost:
Service cost	$—	$—	$—
Interest cost	990	1,095	1,276
Expected return on plan assets	(1,027)	(1,303)	(1,274)
Amortization of net loss	1,561	1,517	1,189

Net periodic benefit cost	$1,524	$1,309	$1,191

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Plan Assets

The Company’s pension plan weighted-average asset allocations at December 31, 2013 and 2012, by asset category are as follows:

	Plan Assets at December 31,
Asset Category	2013		2012
	Actual	Target	Actual	Target

Equity	64.5%	60.0%	59.9%	60.0%
Debt securities	35.5	40.0	40.1	40.0
Other	—	—	—	—
Total	100.0%	100.0%	100.0%	100.0%

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

	Fair Value of Plan Assets at December 31, (in thousands) Fair Value Measurements Using Level 2 (except as noted)
Asset Category	2013		2012

Equity Securities
Large-Cap Growth	$4,833		$3,946
Large Company Value	2,031		1,772
Mid-Cap Growth	897		753
Mid-Cap Value	915		768
Small Company Growth	873		774
Small Company Value	912		785
International	2,604	*	1,852	*
REIT	1,016		955
Fixed Income Securities
U.S. Treasuries	2,525		2,409
U.S. Govt. Agencies	2,003		2,333
Corporate bonds	2,077		2,093
International fixed income	220		332
Asset-backed securities	608		255
Mortgage-backed securities	314		349
Total	$21,828		$19,376

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

Equity securities do not include any of the Company’s common stock at December 31, 2013 and 2012, respectively.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Projected Benefit Payments for the years ending December 31, 2014 – 2022

		(in thousands)
2014	2015	2016	2017	2018	2019-2023
$1,769	$1,767	$1,789	$1,787	$1,797	$8,907

Expected Contributions during 2014

The Company expects to make contributions of $2.0 million to the pension plan in 2014.

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

On April 13, 2006, the Board of Directors approved the establishment of the Omega Protein Corporation 2006 Incentive Plan (“2006 Incentive Plan”) which was subsequently approved by the Company’s stockholders and became effective on June 7, 2006. Reference is made to the Company’s 2006 proxy statement for a complete summary of the 2006 Incentive Plan.

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

Stock-Based Compensation

Stock Options

     Net income for the years ended December 31, 2013, 2012, and 2011 includes $0.6 million, $3.1 million and $3.2 million ($0.4 million, $2.0 million and $2.1 million after-tax), respectively, of stock-based compensation costs related to stock options which are primarily included in selling, general and administrative expenses in the consolidated statement of comprehensive income. As of December 31, 2013, there was $0 of unrecognized compensation costs related to non-vested stock options.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

There were 859,000 stock option exercises during 2013. A summary of option activity under the plans for years 2013, 2012 and 2011 is as follows (options in thousands):

	2013		2012		2011
	Number of Shares Underlying Options	Weighted Average Exercise Prices	Number of Shares Underlying Options	Weighted Average Exercise Prices	Number of Shares Underlying Options	Weighted Average Exercise Prices
Outstanding at beginning of year	2,652	$6.19	2,776	$6.12	3,271	$5.86
Granted	—	—	98	$6.80	60	$13.41
Exercised	(859)	$4.67	(92)	$4.46	(536)	$5.37
Expired	—	—	—	—	—	—
Forfeited	(7)	$12.81	(130)	$6.42	(19)	$5.33
Outstanding at end of year	1,786	$6.89	2,652	$6.19	2,776	$6.12
Exercisable at end of year	1,786	$6.89	2,206	$6.31	1,228	$6.51

Weighted-average fair value of options granted		—		$3.76		$7.48

	Aggregate Intrinsic Value
	2013	2012	2011
		(in thousands)
Options outstanding as of December 31	$9,814	$2,045	$3,770
Options exercisable as of December 31	$9,814	$1,660	$1,716
Options exercised during the year	$5,430	$224	$4,365

The following table further describes the Company’s stock options outstanding as of December 31, 2013.

			Options Outstanding and Exercisable
Range of Exercise Prices			Number Outstanding at 12/31/2013	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Prices
$2.22	to	$4.70	420,097	5.9	$4.50
$4.71	to	$6.00	34,000	4.6	$5.13
$6.01	to	$7.55	1,157,502	6.8	$6.99
$7.56	to	$10.58	44,200	3.6	$8.65
$10.59	to	$15.88	130,000	5.8	$13.59
			1,785,799

	Year Ended December 31, 2013	Weighted Average Grant-Date Fair Value
Nonvested options as of January 1, 2013	446,671	$3.21
Granted	—	—
Vested	(466,671)	$3.21
Forfeited	—	—
Nonvested options as of December 31, 2013	—	—

The fair value of the Company’s stock options is the estimated present value at grant date using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended December 31, 2012 and 2011: expected dividend yield of 0%, and 0%; weighted-average volatility of 65.7%, and 64.1%; risk-free interest rate of 0.86%, and 1.64%; and an expected term of 5 to 6 years. The expected dividend yield is based on the Company’s annual dividend payout at grant date. Expected volatility is based on the historical volatility of the Company’s stock for a period approximating the expected life. The risk-free interest rate is based on the U.S. treasury yield in effect at the time of grant and has a term equal to the expected life. The expected term of the options represents the period of time the options are expected to be outstanding.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Restricted Stock

The Company has issued shares of restricted stock under the 2006 Incentive Plan. Shares of restricted stock have generally vested on the third anniversary of the grant date except for shares of restricted stock granted to non-employee directors which vest six months after the grant date. Non-vested shares are generally forfeited upon the termination of employment or service as a director. Holders of shares of restricted stock are entitled to all rights of a stockholder of the Company, including the right to vote the shares and receive any dividends or other distributions. The non-vested shares are considered participating securities and the Company has calculated earnings per share using the two-class method. See Note 13 – Reconciliation of Basic and Diluted Per Share Data.

     Net income for the years ended December 31, 2013, 2012, and 2011 includes $1.4 million, $0.6 million and $0.1 million ($0.9 million, $0.4 million and $0.1 million after-tax), respectively, of stock-based compensation costs related to restricted stock which are primarily included in selling, general and administrative expenses in the consolidated statement of comprehensive income. As of December 31, 2013, there was approximately $1.5 million ($0.9 million after tax) of unrecognized compensation cost related to non-vested restricted shares that is expected to be recognized over a weighted-average period of 1.3 years. Based on restricted stock issued as of December 31, 2013, share-based compensation expense for fiscal year 2014 is expected to be approximately $1.0 million ($0.7 million after tax).

The following table shows restricted stock issued and outstanding under the 2006 Long-Term Incentive Plan to the Company’s employees and non-employee directors for the year ended December 31, 2013:

Date of Restricted Stock Award	Grant Date Fair Value	Restricted Stock Issued and Outstanding as of December 31, 2013	Date of Vesting
February 28, 2013	$7.97	25,000	February 28, 2016
July 1, 2013	$9.08	33,036	January 1, 2014
		58,036

A summary of the Company’s non-vested restricted stock activity is presented below.

	2013 (in shares)	Wgt. Avg. Grant Date Fair Value
Outstanding at beginning of year	420,698	$7.19
Granted	58,036	$8.60
Vested	—	—
Expired	—	—
Forfeited	—	—
Outstanding at end of year	478,734	$7.36

The aggregate intrinsic value of the Company’s outstanding restricted stock at December 31, 2013 and 2012 was $6.0 million and $2.6 million, respectively. 238,734 shares of the Company’s restricted shares outstanding at December 31, 2013 are expected to vest during the year 2014.

NOTE 17. HURRICANE LOSSES, INSURANCE RECOVERIES AND OTHER PROCEEDS

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

NOTE 18. COMMITMENTS AND CONTINGENCIES

Operating Lease Payable

The Company has noncancellable operating leases, primarily for land and building, that expire over one to seven years.

Future minimum payments under non-cancelable operating lease obligations for the five years ending December 31, 2017 and thereafter are as follows (in thousands):

2014	2015	2016	2017	2018	Thereafter
$2,861	$2,502	$1,728	$1,613	$1,559	$1,472

Rental expense for long-term operating leases was $2.7 million, $2.4 million and $2.3 million in 2013, 2012 and 2011, respectively.

InCon Contingency

In September 2011, the Company acquired all of the outstanding equity of InCon in a cash transaction pursuant to the terms of an equity purchase agreement. The equity of InCon was indirectly held by four individuals (the “Sellers”), two of whom continue to be employed by InCon and share in the management of InCon’s business. InCon is now a wholly owned subsidiary of the Company.

In addition to the acquisition date cash purchase price, the Sellers may also earn additional amounts based on the annual EBITDA of InCon’s toll processing and specialty product business during calendar years 2012 through 2016. The Company and the Sellers amended the earn-out terms on April 25, 2013 by lowering the earn-out by 35% of the original formula in 2013 and all future years. The annual earn-out provisions (as amended) are determined based on a percentage of InCon’s EBITDA, adjusted for certain product sales and costs, which percentage ranges from 3.25% of the first $3.0 million of EBITDA to 19.5% of EBITDA in excess of $12.0 million.

The annual earn-out payments, if any, will be estimated on a quarterly basis and paid subsequent to year end. The Company will record the estimated contractual obligation as compensation expense during each year as it is deemed probable that such amount will be payable. In addition, the earn-out payments are subject to certain reductions associated with future InCon capital expenditures and forfeitures based on termination of employment of a Seller. For the years ended December 31, 2013 and 2012, the Company has not recorded an annual earn-out estimate.

Legal Contingencies

On May 18, 2011, the Company’s fishing vessel, F/V Sandy Point, was involved in a collision with a commercial cargo vessel. As a result of the collision, the Company’s vessel sank and three Company crew members died. Representatives of the three deceased crewmembers, as well as certain other crewmembers, filed lawsuits against the Company. All claims in the matter have been settled. All claims arising from the incident have been covered by the Company’s insurance policies, subject to customary deductibles.

In conjunction with the sinking of the vessel, the Company recorded a net insurance receivable of approximately $5.9 million related primarily to costs expended salvaging the sunken vessel from the Mississippi ship channel and other claims and a net receivable of $1.8 million related to the insurance value of the vessel. The $1.8 million receivable related to the vessel value was received in 2011. An additional $5.7 million related to the salvage of the vessel was received from the Company’s primary insurance carrier when in June 2013, the Company completed the settlement of the vessel and salvage receivables with its insurance carrier.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company has been named in a lawsuit filed in federal court in the Southern District of Mississippi in connection with the death of an employee at the Company’s Moss Point, Mississippi plant in April 2012. The lawsuit alleges that the Company intentionally caused the employee’s death, a claim that the Company emphatically denies. The Company believes that the claim is covered by the state’s workers compensation statute which provides that worker compensation benefits are the exclusive remedy for a work-related injury or death under these circumstances. The Company intends to contest the claim vigorously.

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

In April 2010, the Company received a request for information from the EPA concerning its bail wastewater practices used in its fishing operations at its Reedville, Virgina facility. In February 2011, the U.S. Coast Guard conducted inspections at the Company’s Reedville facility regarding the Reedville vessels’ bilge water discharge practices. Based on these inquiries, both agencies commenced investigations of the Company’s bail waste water and bilge water practices at its Reedville facility. The U.S. Attorney’s Office for the Eastern District of Virginia subsequently reviewed both the results of the Coast Guard inspection and the EPA request for information.

In June 2013, the Company’s subsidiary, Omega Protein, resolved both the U.S. Coast Guard and EPA investigations by entering into a plea agreement with the United States Attorney’s Office for the Eastern District of Virginia. Pursuant to terms of the plea agreement, the Company’s subsidiary pled guilty to two Clean Water Act violations. The plea agreement required the subsidiary to pay a $5.5 million fine, be placed on a three year term of probation, and implement an environmental compliance program. In addition to the $5.5 million fine, the subsidiary was required to make a $2.0 million contribution to the National Fish and Wildlife Foundation to fund projects in Virginia related to the protection of the environmental health of the Chesapeake Bay. The plea agreement was approved by the U.S. District Court for the Eastern District of Virginia in June 2013 and the subsidiary paid both the $5.5 million fine and the $2.0 million contribution in July 2013. Omega Protein will be on probation until June 2016, unless the probation period is terminated earlier by the court. The Company recorded charges related to the investigation of $8.0 million and $0.5 million for the years ended 2012 and 2011, respectively.

In 2013, Omega Protein requested an equivalency determination from the U.S. Coast Guard for its Gulf of Mexico fleet regarding the use of certain vessel equipment required for “ocean-going vessels” (as defined by Coast Guard regulations) that operate beyond the 12 nautical mile limit. In April 2013 the Coast Guard granted Omega Protein a partial waiver for its 2013 fishing season that allowed Omega Protein to travel, but not fish, outside 12 nautical miles of shore. In January 2014, the Coast Guard granted Omega Protein’s request to utilize alternate and enhanced management procedures to satisfy the Coast Guard’s required vessel equipment, subject to certain restrictions. The Coast Guard also granted Omega Protein a 12 month waiver from the equipment requirements to allow the Company sufficient time to implement these alternate measures and also allowed fishing beyond the 12 nautical mile limit for a 12 month period, subject to certain restrictions. The Company intends to implement these measures by the beginning of the 2015 fishing season.

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

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

NOTE 19. RELATED PARTY TRANSACTIONS

In September 2011, the Company acquired all of the outstanding equity of InCon in a cash transaction pursuant to the terms of an equity purchase agreement. The equity of InCon was indirectly held by four individuals (the “Sellers”), two of whom continue to be employed by InCon and share in the management of InCon’s business. During the year ended December 31, 2012, the Company received a payment from the Sellers of $0.2 million to account for a final working capital adjustment in conjunction with the acquisition.

The Sellers own and operate privately held businesses with which InCon continues to provide toll distillation services and pilot plant runs, primarily InCon Process Systems and InCon Industries. From the acquisition date on September 9, 2011 through December 31, 2011, InCon recorded revenue of $0.2 million from these related parties. During the years ended December 31, 2013 and 2012, InCon recorded revenue from these related parties of approximately $0.5 million and $0.3 million, respectively. Purchases from these same related parties were approximately $82,500 and $2,500 for the years ending December 31, 2013 and 2012.

NOTE 20. INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

Segment Information

The Company reports in two segments, animal nutrition and human nutrition. These segments are managed separately and information on each segment is provided to the chief operating decision makers as they make decisions about the Company’s overall resource allocation and assess performance.

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

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The tables below present information about reported segments for 2013, 2012 and 2011 (in thousands).

2013	Animal Nutrition	Human Nutrition(1)	Unallocated	Total
Revenue (2)	$213,236	$31,057	$—	$244,293
Cost of sales	136,146	25,397	—	161,543
Gross profit	77,090	5,660	—	82,750
Selling, general and administrative expenses including research and development)	2,744	6,959	17,997	27,700
Loss related to plant closure	6,597	—	—	6,597
Other (gains) and losses	140	305	(5)	440
Operating income	$67,609	$(1,604)	$(17,992)	$48,013
Depreciation and amortization	$17,946	$2,369	$741	$21,056
Identifiable assets	$277,063	$53,093	$1,238	$331,394
Capital expenditures	$19,080	$5,350	$366	$24,796

(1)	Includes revenues and related expenses for WSP from February 27, 2013 through December 31, 2013.

(2)	Excludes revenue from internal customers of $1.3 million for fish oil that was transferred from the animal nutrition segment to the human nutrition segment at cost.

2012	Animal Nutrition	Human Nutrition	Unallocated	Total
Revenue (3)	$213,624	$22,015	$—	$235,639
Cost of sales	176,588	16,995	—	193,583
Gross profit	37,036	5,020	—	42,056
Selling, general and administrative expenses (including research and development)	2,564	3,795	17,587	23,946
Charges related to U.S. Attorney investigation	7,990	—	—	7,990
Other (gains) and losses	(2,635)	129	—	(2,506)
Operating income	$29,117	$1,096	$(17,587)	$12,626
Depreciation and amortization	$15,859	$1,315	$825	$17,999
Identifiable assets	$266,307	$27,109	$1,880	$295,296
Capital expenditures	$22,810	$1,759	$495	$25,064

(3)	Excludes revenue from internal customers of $1.6 million for fish oil that was transferred from the animal nutrition segment to the human nutrition segment at cost.

2011	Animal Nutrition	Human Nutrition	Unallocated	Total
Revenue (4)	$236,489	$15,254	$—	$251,743
Cost of sales	187,092	9,977	—	197,069
Gross profit	49,397	5,277	—	54,674
Selling, general and administrative expenses (including research and development)	2,804	3,286	18,548	24,638
Charges related to U.S. Attorney investigation	545	—	—	545
Other (gains) and losses	(24,869)	1	—	(24,868)
Operating income	$70,917	$1,990	$(18,548)	$54,359
Depreciation and amortization	$15,098	$648	$684	$16,430
Identifiable assets	$248,672	$27,048	$2,110	$277,830
Capital expenditures	$22,542	$566	$244	$23,352

(4)	Excludes revenue from internal customers of $0.4 million for fish oil that was transferred from the animal nutrition segment to the human nutrition segment at cost.

A reconciliation of total segment operating income to total earnings from operations before income taxes for the years ended December 31, 2013, 2012, and 2011 is as follows (in thousands):

	Year ended December 31,
	2013	2012	2011
Operating income for reportable segments	$48,013	$12,626	$54,359
Interest income	18	32	43
Interest expense	(1,658)	(1,335)	(2,109)
Other expense, net	(394)	(365)	(408)
Income before income taxes	$45,979	$10,958	$51,885

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Geographical and Other Information

The Company’s export sales were approximately $120 million, $142 million, and $165 million in 2013, 2012, and 2011, respectively. Such sales were made primarily to Asian, European and Canadian markets. In 2013, 2012 and 2011, sales to the Company’s top customer were approximately $22.7 million, $43.5 million and $38.6 million, respectively. The top customer was Nestle Purina Pet Care for 2013, Hong Kong Ruiboer for 2012 and Pacific Tide Limited for 2011. In addition, in 2011 a second customer, Hong Kong Ruiboer, also accounted for approximately $36.8 million of revenue.

The following table shows the geographical distribution of revenues (in millions) based on location of customers:

	Years Ended December 31,
	2013		2012		2011
	Revenues	Percent	Revenues	Percent	Revenues	Percent
U.S.	$123.9	50.7%	$93.8	39.8%	$86.6	34.4%
Mexico	1.3	0.5	0.9	0.4	0.9	0.3
Europe	31.5	12.9	18.6	7.9	30.3	12.1
Canada	11.6	4.8	13.2	5.6	15.4	6.1
Asia (1)	70.9	29.0	104.2	44.2	114.3	45.4
South & Central America	4.8	2.0	4.7	2.0	4.0	1.6
Other	0.3	0.1	0.2	0.1	0.2	0.1
Total	$244.3	100.0%	$235.6	100.0%	$251.7	100.0%

(1) Of this balance, China comprised approximately $47.4 million, $89.5 million and $102.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.

The following table sets forth the Company’s revenues by product (in millions) and the approximate percentage of total revenues represented thereby, for the indicated periods:

	Years Ended December 31,
	2013		2012		2011
	Revenues	Percent	Revenues	Percent	Revenues	Percent

Fish Meal	$142.5	58.3%	$160.7	68.2%	$175.5	69.8%
Fish Oil	43.8	18.0	27.6	11.7	39.6	15.7
Refined Fish Oil	22.7	9.3	17.8	7.6	15.6	6.2
Fish Solubles and Other	4.2	1.7	7.5	3.2	5.8	2.3
Dietary Supplement and Food Ingredients and Products	31.1	12.7	22.0	9.3	15.2	6.0
Total	$244.3	100.0%	$235.6	100.0%	$251.7	100.0%

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

The carrying amounts of cash and cash equivalents, accounts receivables, accounts payable, and accrued expenses approximate fair value because of the short maturity of these items. For non-financial assets, such as goodwill, carrying values are compared to fair value on an annual basis as required by impairment standards and the carrying value is reduced when determined necessary as a result of impairment testing. At December 31, 2013, the Company had no borrowings under its bank credit facility except for $3.5 million in letters of credit support obligations.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

The carrying values and respective fair values of the Company’s long-term debt are presented below (in thousands). The fair value of the Company’s long-term debt is estimated based on the quoted market prices available to the Company for issuance of similar debt with similar terms at year end 2013.

	Years Ended December 31,
	2013	2012
Long-term Debt (Level 2):

Carrying Value	$24,242	$27,300

Estimated Fair Value	$25,285	$29,940

The following tables set forth by level within the fair value hierarchy the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2013 and December 31, 2012. As required by FASB ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	December 31, 2013
	Fair Value Measurements Using			Assets
	Level 1	Level 2	Level 3	(Liabilities) at Fair Value
Assets (Liabilities) (in thousands)

Energy swap	$—	$275	$—	$275

Total Assets (Liabilities)	$—	$275	$—	$275

	December 31, 2012
	Fair Value Measurements Using			Assets
	Level 1	Level 2	Level 3	(Liabilities) at Fair Value
Assets (Liabilities) (in thousands)

Energy swap	$—	$134	$—	$134

Total Assets (Liabilities)	$—	$134	$—	$134

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

The following table provides a reconciliation of all assets and (liabilities) measured at fair value on a recurring basis which use Level 3 or significant unobservable inputs or significant value drivers for the years ended December 31, 2013 and 2012 (in thousands). There have been no transfers between the hierarchy levels for the periods presented. The interest rate swap agreements matured at the end of March 2012 and are no longer outstanding.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3 Inputs) Year Ended December 31,
	2013	2012
Beginning Balance	$—	$(103)
Net Loss reclassified into interest expense related to interest rate swap transactions unrealized	—	—
Net change associated with current period interest rate swap transactions realized	—	103
Ending Balance	$—	$—

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

The Rights may be redeemed by the Company for $0.01 per right at any time until ten days following the first public announcement that an acquirer has acquired the level of ownership that triggers the Rights Plan. The Rights extend for 10 years and will expire on June 30, 2020 unless otherwise amended or terminated by the Board.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

	Quarters Ended 2013
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
		(in thousands, except per share amounts)
Revenues (1)	$48,923	$41,777	$87,620	$65,973
Gross profit (1) (4)	12,097	13,283	29,420	27,950
Operating income (1)(5)	4,723	6,690	21,921	14,679
Net income (1)	2,845	3,990	13,962	9,718
Earnings per share (2):
Basic	0.14	0.20	0.68	0.47
Diluted	0.14	0.19	0.66	0.45

	Quarters Ended 2012
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
		(in thousands, except per share amounts)
Revenues (1)	$41,088	$47,448	$83,970	$63,133
Gross profit (1)	8,892	6,847	13,398	12,919
Operating income (1) (3)	3,170	4,201	2,904	2,351
Net income (loss) (1) (3)	1,830	2,510	231	(508)
Earnings (loss) per share (2):
Basic	0.09	0.13	0.01	(0.03)
Diluted	0.09	0.13	0.01	(0.03)

(1)	Revenues, gross profit, operating income, and net income (loss) are rounded to thousands each quarter. Therefore, the sum of the quarterly amounts may not equal the annual amounts reported.

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

(4)

Gross profit as a percentage of revenues for the quarter ended December 31, 2013 increased substantially as compared to the previous three quarters of 2013. This increase was due to greater than anticipated inventory production after September 30, 2013. As a result, standard cost for 2013 inventory, for which sales commenced largely in the third quarter of 2013, was decreased and cumulatively adjusted all previous sales of 2013 inventory production during the quarter ended December 31, 2013. The impact of the change in standard cost to the quarter ended December 31, 2013 is estimated to be approximately $4 million.

(5)	Included in the quarter ended December 31, 2013 expense is a $6.6 million charge related to the loss on the plant closure.

The Company’s menhaden harvesting and processing business is seasonal in nature. Omega Protein generally has higher sales during the menhaden harvesting season (which includes the second and third quarter of each fiscal year) due to increased product availability and customer demand. Additionally, due to differences in gross profit margins for Omega Protein’s various products, any variation in the mix of product sales between quarters may result in significant variations of total gross profit margins. As a result, the Company’s quarterly operating results have fluctuated in the past and may fluctuate in the future. In addition, from time to time Omega Protein defers sales of inventory based on prices for its products, which may affect comparable period comparisons.

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

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2013. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 based upon criteria set forth in 1992 in a report entitled “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment and those criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013. Management has excluded Wisconsin Specialty Protein, L.L.C., from its assessment of internal control over financial reporting as of December 31, 2013 because it was acquired by the Company in a purchase business combination during 2013. Wisconsin Specialty Protein, L.L.C., is a wholly-owned subsidiary whose total assets and total revenues represent 11.6% and 4.0%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2013.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein. (See Item 8. Financial Statements and Supplementary Data.)

(c) Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

OMEGA PROTEIN CORPORATION

Item 9B.    Other Information.

Certain Company directors, officers or other employees may from time to time enter into pre-arranged stock sales or purchase plans intended to qualify under Rule 10b5-1 of the Securities and Exchange Act of 1934. Rule 10b5-1 plans permit individuals who are not in possession of material non-public information to establish pre-arranged plans to buy or sell Company stock. These plans can minimize the market effect of insider purchases or sales by spreading these purchases or sales over a more extended period than the limited trading “windows” designated by the Company’s securities trading policy.

Under the Company’s securities trading policy, Rule 10b5-1 stock sales or purchase plans are required to be approved by the Company for directors, officers and certain key employees. The Company expects that public disclosure regarding purchases or sales under these Rule 10b5-1 plans will be provided through Form 4 and Rule 144 filings with the Securities and Exchange Commission. The Company does not intend to disclose further information regarding the existence or terms of these trading plans for individual participants.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Pursuant to General Instruction G of Form 10-K, the information called for by Item 10 of Part III of Form 10-K is incorporated by reference to the information set forth in the Company’s definitive proxy statement relating to its 2014 Annual Meeting of Stockholders (the “2014 Proxy Statement”) to be filed pursuant to Regulation 14A under the Exchange Act, in response to Items 401, 405 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K under the Securities Act of 1933 and the Exchange Act (“Regulation S-K”). Reference is also made to the information appearing in Item 1 of Part I of this Annual Report on Form 10-K under the caption “Business and Properties—Executive Officers of the Registrant.”

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

Item 11.    Executive Compensation.

          Pursuant to General Instruction G of Form 10-K, the information called for by Item 11 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2014 Proxy Statement in response to Items 402 and 407(e)(4) and (e)(5) of Regulation S-K.

Item 12.    SecurityOwnership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Pursuant to General Instruction G of Form 10-K, the information called for by Item 12 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2014 Proxy Statement in response to Items 201(d) and 403 of Regulation S-K.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Pursuant to General Instruction G of Form 10-K, the information called for by Item 13 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2014 Proxy Statement in response to Items 404 and 407(a) of Regulation S-K.

OMEGA PROTEIN CORPORATION

Item 14.    Principal Accountant Fees and Services.

Pursuant to General Instruction G of Form 10-K, the information called for by Item 14 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2014 Proxy Statement in response to Item 9(e) of Schedule 14A.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)	(1)	The Company’s consolidated financial statements listed below have been filed as part of this report: Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
Consolidated balance sheets as of December 31, 2013 and 2012
Consolidated statements of comprehensive income for the years ended December 31, 2013, 2012 and 2011
Consolidated statements of cash flows for the years ended December 31, 2013, 2012 and 2011
Consolidated statements of stockholders’ equity for the years ended December 31, 2013, 2012 and 2011
Notes to consolidated financial statements

(a)	(2)	Financial Statement Schedule

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Costs and Expenses		Deductions		Balance at End of Period

December 31, 2011:
Allowance for doubtful accounts (A)	$371,340	$81,000	(B)	$159,279	(C)	$293,061

December 31, 2012:
Allowance for doubtful accounts (A)	$293,061	$48,000		$—		$341,061

December 31, 2013:
Allowance for doubtful accounts (A)	$341,061	$103,322	(D)	$57,602		$386,781

(A)	Includes allowance for doubtful accounts receivable and insurance receivable.
(B)	During 2011, the acquisition of InCon added an additional $33,000 to the allowance for doubtful accounts.
(C)	During 2011, a fully reserved insurance receivable of $0.2 million was written off.
(D)	During 2013, the acquisition of WSP added an additional $47,822 to the allowance for doubtful accounts.

(a)	(3)	Exhibits

2.1*

—Agreement and Plan of Merger between Marine Genetics, Inc. and Omega Protein Corporation (“Omega” or the “     “Company”) (Exhibit 2.1 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

3.1*	—Articles of Incorporation of Omega (Exhibit 3.1 to Omega Registration Statement on Form S-1[Registration No. 333-44967])

3.2*	—By-Laws of Omega (Exhibit 3.2 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

4.1*	—Form of Common Stock Certificate (Citizen) (Exhibit 4.1 to Amendment No. 2 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

4.2*	—Form of Common Stock Certificate (Non-Citizen) (Exhibit 4.2 to Amendment No. 2 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

OMEGA PROTEIN CORPORATION

4.3*

—Rights Agreement dated as of June 30, 2010 between Omega Protein Corporation and American Stock Transfer & Trust Company, LLC, as Rights Agent, which includes as Exhibit A the form of Certificate of Designations of Series A Junior Participating Preferred Stock setting forth the terms of the Preferred Stock, as Exhibit B the form of Rights Certificate and as Exhibit C the Summary of Rights to Purchase Preferred Stock. (Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on July 1, 2010).

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

 OMEGA PROTEIN CORPORATION

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

10.116†*	—Restricted Stock Agreement for Bret D. Scholtes dated as of January 1, 2012 (Exhibit 10.6 to the Company’s Form 8-K filed with the SEC on January 4, 2012).

10.117†*	—Non-Statutory Stock Option Agreement for Dr. Jonathan Shepherd dated as of January 1, 2012 (Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2012)

10.118†*	—Non-Statutory Stock Option Agreement for David W. Wehlmann dated April 1, 2012 (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 2, 2012).

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

10.121*

—Agreement and Plan of Merger dated as of February 27, 2013, by and between Omega Protein Corporation and Wisconsin Specialty Protein, LLC. (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 27, 2013)

10.122*

—Joinder Agreement and Consent and Waiver dated as of February 27, 2013, by and among Wisconsin Specialty Protein, LLC, Wells Fargo Bank, National Association, and JPMorgan Chase Bank, N.A. (Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 27, 2013)

OMEGA PROTEIN CORPORATION

10.123*

— Guaranty Agreement dated as of February 27, 2013 by Wisconsin Specialty Protein, LLC, in favor of Wells Fargo Bank, National Association. (Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 27, 2013)

10.124*

— Amendment to Amended and Restated Security and Pledge Agreement dated as of February 27, 2013 by and among Omega Protein Corporation, Omega Protein, Inc., Protein Finance Company, Omega International Marketing Company, Omega International Distribution Company, Omega Shipyard, Inc., Protein Industries, Inc., Cyvex Nutrition, Inc., InCon Processing, L.L.C.; Wisconsin Specialty Protein, LLC and Wells Fargo Bank, National Association. (Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on February 27, 2013)

10.125*

— Plea Agreement entered into on June 4, 2013, between the United States Attorney’s Office for the Eastern District of Virginia and Omega Protein, Inc. (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 5, 2013).

10.126*	— Form of Restricted Stock Agreement for Outside Directors dated as of July 1, 2013 (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 24, 2013).

10.127*

— Second Amendment to Amended and Restated Loan Agreement, dated as of October 11, 2013, among Omega Protein Corporation, Omega Protein, Inc., Wells Fargo Bank, National Association and JPMorgan Chase Bank, N.A. (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 15, 2013).

10.128*

— Mortgage with Absolute Assignment of Leases and Rents, Security Agreement and Fixture Filing for Reedburg, Wisconsin Facility dated as of October 11, 2013 (Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 15, 2013).

10.129*	— Second Amendment to Amended and Restated Security and Pledge Agreement dated as of October 11, 2013 (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 15, 2013).

21	—Schedule of Subsidiaries

23.1	—Consent of PricewaterhouseCoopers LLP

24.1	—Power of Attorney (included on signature page of this Annual Report on Form 10-K).

31.1	—Certification of Chief Executive Officer pursuant to Rule 13a-15(e)/Rule 15d-15(e)

31.2	—Certification of Chief Financial Officer pursuant to Rule 13a-15(e)/Rule 15d-15(e)

32.1	—Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	—Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

#101.INS	—XBRL Instance Document.

#101.SCH	—XBRL Taxonomy Extension Schema Document.

#101.PRE	—XBRL Taxonomy Presentation Linkbase Document.

#101.LAB	—XBRL Taxonomy Label Linkbase Document.

#101.CAL	—XBRL Taxonomy Calculation Linkbase Document.

#101.DEF	—XBRL Definition Linkbase Document.

*     Incorporated by reference

OMEGA PROTEIN CORPORATION

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

†	Management Contract or Compensatory Plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 15(b) of Form 10-K and Item 601 of Regulation S-K.

(a)	—Exhibits. See Item 15(a) (3) above.
(b)	—Financial Statement Schedules. See Item 15(a) (2) above.

OMEGA PROTEIN CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 10, 2014.

OMEGA PROTEIN CORPORATION
(Registrant)

By:	/s/ Andrew C. Johannesen
Andrew C. Johannesen
Executive Vice President and Chief Financial Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Bret D. Scholtes or Andrew C. Johannesen, or either of them, his or her true and lawful attorney’s in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, any and all capacities, to sign his or her name to the Company’s Form 10-K for the year ended December 31, 2013 and any or all amendments, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bret D. Scholtes	President, Chief Executive Officer	March 10, 2014
Bret D. Scholtes	and Director

/s/ Andrew C. Johannesen	Executive Vice President and	March 10, 2014
Andrew C. Johannesen	Chief Financial Officer

/s/ Gregory P. Toups	Vice President and	March 10, 2014
Gregory P. Toups	Chief Accounting Officer

/s/ Gary R. Goodwin	Chairman of the Board	March 10, 2014
Gary R. Goodwin

/s/ Gary L. Allee	Director	March 10, 2014
Gary L. Allee

/s/ Paul M. Kearns	Director	March 10, 2014
Paul M. Kearns

/s/ William E. M. Lands	Director	March 10, 2014
William E. M. Lands

/s/ David A. Owen	Director	March 10, 2014
David A. Owen

/s/ David W. Wehlmann	Director	March 10, 2014
David W. Wehlmann