Form 10-Q
period 2014-03-31
OMEGA PROTEIN CORP
filed 2014-05-07
CIK 1053650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2014

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

Yes      No X .

Number of shares outstanding of the Registrant's Common Stock, par value $0.01 per share, on April 30, 2014: 20,902,111.

OMEGA PROTEIN CORPORATION

OMEGA PROTEIN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

(Dollars in thousands)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements and Notes

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$41,166	$34,059
Receivables, net	28,080	21,140
Inventories	81,415	94,339
Deferred tax asset, net	917	1,062
Prepaid expenses and other current assets	2,297	3,915
Total current assets	153,875	154,515
Other assets, net	4,990	5,234
Property, plant and equipment, net	150,602	144,113
Goodwill	19,600	19,600
Other intangible assets, net	7,764	7,932
Total assets	$336,831	$331,394

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$2,538	$3,112
Accounts payable	4,605	5,380
Accrued liabilities	28,254	29,145
Total current liabilities	35,397	37,637
Long-term debt, net of current maturities	20,485	21,130
Deferred tax liability, net	19,574	19,351
Pension liabilities, net	3,705	4,117
Other long-term liabilities	1,971	1,929
Total liabilities	81,132	84,164

Commitments and contingencies
Stockholders’ equity:

Preferred stock, $0.01 par value; 10,000,000 authorized shares; none issued	—	—
Common Stock, $0.01 par value; 80,000,000 authorized shares; 20,906,734 and 20,804,189 shares issued and 20,902,111 and 20,804,189 share outstanding at March 31, 2014 and December 31, 2013, respectively	204	203
Capital in excess of par value	136,851	136,428
Retained earnings	124,778	116,807
Treasury stock, at cost – 4,623 shares	(57)	—
Accumulated other comprehensive loss	(6,077)	(6,208)
Total stockholders’ equity	255,699	247,230
Total liabilities and stockholders’ equity	$336,831	$331,394

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OMEGA PROTEIN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2014	2013
Revenues	$63,500	$48,923
Cost of sales	43,007	36,826
Gross profit	20,493	12,097

Selling, general, and administrative expense	6,093	6,443
Research and development expense	484	555
Loss related to plant closure	1,323	—
Loss (gain) on disposal of assets	247	376
Operating income	12,346	4,723
Interest income	8	8
Interest expense	(247)	(392)
Other expense, net	(56)	(83)
Income before income taxes	12,051	4,256
Provision for income taxes	4,080	1,411
Net income	7,971	2,845

Other comprehensive income (loss):
Energy swap adjustment, net of tax (benefit) expense of ($10) and $139, respectively	(18)	257
Pension benefits adjustment, net of tax expense of $80 and $135, respectively	149	251
Comprehensive income	$8,102	$3,353
Basic earnings per share (See Note 13)	$0.38	$0.14
Weighted average common shares outstanding	20,355	19,465
Diluted earnings per share (See Note 13)	$0.37	$0.14
Weighted average common shares and potential common share equivalents outstanding	21,014	20,189

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OMEGA PROTEIN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in thousands)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$7,971	$2,845
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,217	4,977
Loss on disposal of assets, plant closure	231	—
Loss (gain) on disposal of assets	247	376
Provisions for losses on receivables	12	12
Share based compensation	392	457
Deferred income taxes	285	497
Changes in assets and liabilities:
Receivables	(6,952)	(1,270)
Inventories	12,716	7,007
Prepaid expenses and other current assets	1,592	1,670
Other assets	(135)	6,971
Accounts payable	(775)	(858)
Accrued liabilities	434	(8,196)
Pension liability, net	(172)	(104)
Other long term liabilities	(28)	23
Net cash provided by operating activities	21,035	14,407
Cash flows from investing activities:
Proceeds from disposition of assets	61	60
Acquisition of Wisconsin Specialty Protein, net of cash acquired	—	(26,779)
Capital expenditures	(12,815)	(7,193)
Net cash used in investing activities	(12,754)	(33,912)
Cash flows from financing activities:
Principal payments of long-term debt	(1,219)	(777)
Principal payments of capital lease obligation	—	(151)
Purchase treasury stock at cost	(57)	—
Proceeds from stock options exercised	93	—
Excess tax benefit of stock options exercised	9	—
Net cash provided by (used in) financing activities	(1,174)	(928)
Net increase (decrease) in cash and cash equivalents	7,107	(20,433)
Cash and cash equivalents at beginning of year	34,059	55,998
Cash and cash equivalents at end of period	$41,166	$35,565

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   SIGNIFICANT ACCOUNTING POLICIES

   SUMMARY OF OPERATIONS AND BASIS OF PRESENTATION

Business Description

Omega Protein Corporation (the “Company”) is a nutritional company that develops, produces and delivers healthy products throughout the world to improve the nutritional integrity of functional foods, dietary supplements and animal feeds. The Company operates through two industry segments: animal nutrition and human nutrition.

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

The human nutrition segment, which operates under the name Nutegrity, has three primary product lines: protein products, Omega-3 fish oil ingredients and other nutraceutical ingredients. Nutegrity is comprised primarily of three subsidiaries: Cyvex Nutrition, Inc. (“Cyvex”), InCon Processing, L.L.C. (“InCon”) and Wisconsin Specialty Protein, L.L.C. (“WSP”). Cyvex, acquired by the Company in December 2010, is located in Irvine, California and participates in the nutraceutical industry as an ingredient provider. InCon, acquired by the Company in September 2011, is located in Batavia, Illinois and is a specialty processor that utilizes molecular distillation technology to concentrate Omega-3 fish oils and, subject to outside demand and excess capacity, a variety of other compound products for third-party tolling customers. WSP, acquired by the Company in February 2013, is a manufacturer and marketer of specialty dairy and other protein products headquartered in Madison, Wisconsin and operates a production facility in Reedsburg, Wisconsin. See Note 2 – Acquisition of Wisconsin Specialty Protein, L.L.C. for additional information related to the Company’s acquisition of WSP.

Basis of Presentation

These interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally provided have been omitted. The interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013. The year end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

In the opinion of management the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the Company’s consolidated financial position as of March 31, 2014, and the results of its operations for the three month periods ended March 31, 2014 and 2013 and its cash flows for the three month periods ended March 31, 2014 and 2013. Quarterly operating results are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

Certain amounts applicable to the prior periods have been reclassified to conform to the classifications currently followed. For the three months ended March 31, 2013, the Company reclassified $0.8 million of cash flows from investing activities to cash flows from operating activities related to accrued capital expenditures.  This revision was not considered to be material, individually or in the aggregate, to previously issued financial statements. The revisions had no effect on the results of operations (net or comprehensive income) or financial condition (stockholders’ equity).

Revenue Recognition

The Company derives revenue principally from the sales of a variety of protein and oil products derived from menhaden. In addition and as a result of its acquisitions of Cyvex, InCon and WSP, the Company’s revenues also include sales of dietary supplement ingredients to the nutraceutical industry and whey protein products to the food and nutritional supplement industries. The Company recognizes revenue for the sale of its products when price is established, collectability is reasonably assured, and title and rewards of ownership of its products are transferred to the customer.

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

	Consumption		Price Per	Energy Swap Asset/(Liability) as of March 31,	Deferred Tax Asset/(Liability) as of March 31,
Energy Swap	Period	Quantity	Unit	2014	2014
Diesel - NYMEX Heating Oil Swap	May – Nov., 2014	1,998,916 Gallons	$2.91	$24,000	$(8,400)
Natural Gas - NYMEX Natural Gas Swap	Apr. – Oct., 2014	307,374 MMBTUs	$3.67	231,700	(81,100)
Propane – Natural Gas Liquids Swap	May – Nov., 2014	683,000 Gallons	$1.09	(8,000)	2,800
				$247,700	$(86,700)

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Energy Swap	Consumption Period	Quantity	Price Per Unit	Energy Swap Asset/(Liability) as of December 31, 2013	Deferred Tax Asset/(Liability) as of December 31, 2013
Diesel - NYMEX Heating Oil Swap	Oct. – Nov., 2013	998,700 Gallons	$2.88	$131,400	$(46,000)
Natural Gas - NYMEX Natural Gas Swap	Apr. – Oct., 2014	307,374 MMBTUs	$3.67	143,200	(50,100)
				$274,600	$(96,100)

As of March 31, 2014 and December 31, 2013, Omega Protein has recorded a current asset in prepaid expenses of $0.3 million to recognize the fair value of energy swap derivatives, and has also recorded a deferred tax liability of $0.1 million associated therewith. The effective portion of the change in fair value from inception to March 31, 2014 is recorded in “accumulated other comprehensive loss” in the Company’s consolidated financial statements. The following table illustrates the changes recorded, net of tax, in accumulated other comprehensive loss resulting from the energy swap agreements.

	(in thousands)
	2014	2013
Balance at January 1,	$179	$28
Net change associated with current period swap transactions, net of tax,	(18)	257
Balance at March 31,	$161	$285

The $0.2 million reported in accumulated other comprehensive loss as of March 31, 2014 will be reclassified to the unallocated inventory cost pool in the period when the energy consumption takes place. The amount to be reclassified, net of taxes, during the next 12 months is expected to be approximately $0.2 million.

The aggregate fair value of derivative instruments in gross asset positions as of March 31, 2014 and December 31, 2013 was $0.3 million. These amounts represent the maximum exposure to loss at the reporting date as a result of all of the counterparties failing to perform as contracted. This exposure could be reduced by up to $28,000 and $0, respectively, of liabilities included in master netting arrangements with those same counterparties.

As of March 31, 2014 (in thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts of Assets (Liabilities) Offset	Net Amounts of Assets (Liabilities) Presented in the Balance Sheet
Energy swap derivatives – asset position	$276	$(28)	$248

As of December 31, 2013 (in thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts of Assets (Liabilities) Offset	Net Amounts of Assets (Liabilities) Presented in the Balance Sheet
Energy swap derivatives – asset position	$275	$-	$275

If, at any time, the swaps are determined to be ineffective, in whole or in part, due to changes in the Company’s energy usage or underlying hedge agreements or assumptions, the fair value of the portion of the energy swaps determined to be ineffective will be recognized as a gain or loss in cost of sales for the applicable period. For the three months ended March 31, 2013, the Company included an expense of $0.1 million in cost of sales resulting from transactions associated with the ineffectiveness of diesel energy swaps. See Note 16 – Fair Value Disclosures for additional information.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Plant Closure

Property, plant and equipment impairments related to the Cameron, Louisiana plant are made in accordance with the impairment of long-lived assets policy. Employee severance related charges have been recognized to the extent that the amount is probable, measurable and no-future service is expected or for those still employed, recognized pro-rata over the remaining service period. Ongoing clean-up and dismantlement costs will be recognized as incurred unless obligated and measureable by a contractual commitment. See Note 3 – Plant Closure for additional information related to the charges incurred.

Acquisitions, Goodwill and Other Intangible Assets

All of the Company’s goodwill and other intangible assets are the result of acquisitions in the human nutrition segment. This segment is comprised of two reporting units, 1) InCon and Cyvex and 2) WSP. The Company has recorded goodwill and certain other identifiable intangible assets that are more fully explained in Note 2 – Acquisition of Wisconsin Specialty Protein, L.L.C. and Note 9 – Goodwill and Other Intangible Assets.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive (loss) gain, net of tax, included in stockholders’ equity are as follows:

Changes in Accumulated Other Comprehensive Loss by Component

For the Three Months Ended March 31, 2014 (in thousands)

	Gains and Losses On Cash Flow Hedges		Defined Benefit Pension Items		Total
Beginning balance December 31, 2013	$179		$(6,387)		$(6,208)
Other comprehensive loss before reclassifications	(18)		—		(18)
Amounts reclassified from accumulated other comprehensive loss	—	(a)	149	(b)	149
Net current-period other comprehensive income	(18)		149		131
Ending balance March 31, 2014	$161		$(6,238)		$(6,077)

Changes in Accumulated Other Comprehensive Loss by Component

For the Three Months Ended March 31, 2013 (in thousands)

	Gains and Losses On Cash Flow Hedges		Defined Benefit Pension Items		Total
Beginning balance December 31, 2012	$28		$(9,952)		$(9,924)
Other comprehensive loss before reclassifications	257		—		257
Amounts reclassified from accumulated other comprehensive loss	—	(a)	251	(b)	251
Net current-period other comprehensive income	257		251		508
Ending balance March 31, 2013	$285		$(9,701)		$(9,416)

(a)	This accumulated other comprehensive income component is reclassified to the unallocated inventory cost pool in the period when the energy consumption takes place.
(b)	This accumulated other comprehensive income component is included in the computation of net periodic pension costs as amortization of actuarial loss which are explained in more detail in Note 16 to the consolidated financial statements in Item 8 of the Company’s Form 10-K for the fiscal year ended December 31, 2013.

Recently Issued Accounting Standards

In April 2014, the Financial Accounting Standards Board (the "FASB") issued an Accounting Standards Update ("ASU") No. 2014-08 that changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has or will have a major effect on an entity's operations and financial results. The new standard is effective in annual periods beginning on or after December 15, 2014 with early adoption permitted. The guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. The Company’s adoption of FASB ASU No. 2014-08 is not expected to impact on the Company’s consolidated results of operations, financial position and related disclosures.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

In July 2013, the FASB issued ASU No. 2013-11 which amended the Income Taxes Topic of the Accounting Standards Codification to eliminate a diversity in practice for the presentation of unrecognized tax benefits when net operating loss carryforwards, similar tax losses or tax credit carryforwards exist. The amendment requires that the unrecognized tax benefit be presented as a reduction of the deferred tax assets associated with the carryforwards except in certain circumstances when it would be reflected as a liability. This guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2013. The Company’s adoption of FASB ASU No. 2013-11 effective January 1, 2014 did not have an impact on the Company’s consolidated results of operations, financial position and related disclosures.

Stock-Based Compensation

Stock Options

The Company has a stock-based compensation plan, which is described in more detail in Note 16 to the consolidated financial statements in Item 8 of the Company’s Form 10-K for the fiscal year ended December 31, 2013. The Company has issued non-qualified stock options under its stock incentive plans. The options generally vested in equal installments over three years and expire in ten years.

Net income for the three months ended March 31, 2013 includes $0.2 million ($0.1 million after-tax), respectively, of stock-based compensation costs related to stock options. The stock-based compensation costs related to stock options are recorded primarily in selling, general and administrative expenses in the unaudited condensed consolidated statement of comprehensive income. As of March 31, 2014 there was $0 of unrecognized compensation costs related to non-vested stock options that is expected to be recognized during the remainder of fiscal year 2014.

Restricted Stock

The Company has issued shares of restricted stock under the 2006 Incentive Plan. Shares of restricted stock generally vest on the third anniversary of the grant date or in equal installments over three years except for shares of restricted stock granted to non-employee directors which vest six months after the grant date. Non-vested shares are generally forfeited upon the termination of employment or service as a director. Holders of shares of restricted stock are entitled to all rights of a stockholder of the Company, including the right to vote the shares and receive any dividends or other distributions. The non-vested shares are considered participating securities and the Company has calculated earnings per share using the two-class method. See Note 13 – Reconciliation of Basic and Diluted Per Share Data.

During the three month periods ended March 31, 2014 and 2013, the Company issued 92,545 and 25,000 shares of restricted stock, respectively, under the 2006 Incentive Plan to employees and non-employee directors. The Company’s compensation expense related to restricted stock was approximately $0.3 million ($0.2 million after tax) for the three months ended March 31, 2014 and 2013, which is primarily reflected in selling, general and administrative expenses in the unaudited condensed consolidated statement of comprehensive income. As of March 31, 2014, there was approximately $2.1 million ($1.4 million after tax) of unrecognized compensation expense related to non-vested restricted stock that is expected to be recognized over a weighted-average period of 1.3 years, of which $1.0 million ($0.6 million after-tax) of compensation expense is expected to be recognized during the remainder of fiscal year 2014.

Performance Units

On February 6, 2014, the Company adopted a cash incentive performance unit plan. The value of the units will be determined by reference to the performance of the Company’s common stock during the relevant performance period compared to the performance of the Russell 2000 Index member companies (the “Peer Group”) during that same period. One third of the Performance Units granted will be earned at the end of each calendar year of the performance period and will be valued for the calendar year based on the Total Shareholder Return (“TSR”) of the Company compared to the TSR of the Peer Group. The performance units contain a service provision of approximately 3 years and are liability-classified awards included in other long-term liabilities which are adjusted to fair value on a quarterly basis.

OMEGA PROTEIN CORPORATION NOTES

TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The Company’s compensation expense related to performance units was approximately $0.1 million for the three months ended March 31, 2014, which is primarily reflected in selling, general and administrative expenses in the unaudited condensed consolidated statement of comprehensive income. As of March 31, 2014, there was approximately $1.3 million of unrecognized compensation cost related to performance units that is expected to be recognized over the next 2.75 years, of which $0.4 million of compensation expense is expected to be recognized during the remainder of fiscal year 2014.

NOTE 2.   ACQUISITION OF WISCONSIN SPECIALTY PROTEIN, L.L.C.

A.  Description of the Transaction

In February 2013, the Company acquired 100% of the outstanding equity interest of WSP, a Wisconsin limited liability company, in a cash transaction pursuant to the terms of an agreement and plan of merger. WSP is now a wholly owned subsidiary of the Company. WSP produces a variety of value-added whey protein ingredients for the food and nutritional supplement industries, including organic and other specialty protein products, using processes applicable to a variety of nutritional dairy ingredients. WSP is included as part of the Company’s human nutrition segment.

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

(in thousands)
Cash	$403
Other current assets, net including receivables, prepaid and inventory	2,515
Property, plant, and equipment, net	14,095
Identifiable intangible assets (a)	4,448
Liabilities assumed	(5,996)
Total identifiable net assets	15,465
Goodwill	11,614
Total consideration	$27,079

(a)	See Note 9 – Goodwill and Other Intangible Assets for weighted average lives.

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

C. Unaudited Pro Forma Financial Information

     The unaudited financial information in the table below summarizes the combined results of operations of the Company and WSP on a pro forma basis, as though the companies had been combined as of January 1, 2013. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had actually taken place on January 1, 2013 and is not intended to be a projection of future results or trends.

	Revenue	Net income (loss)
	(in thousands)
WSP from February 27, 2013 – March 31, 2013	$838	$(20)
2013 supplemental pro forma from January 1, 2013 – March 31, 2013	$50,991	$2,848

NOTE 3.  PLANT CLOSURE

In December 2013, the Company effectively closed its menhaden fish processing plant located in Cameron, Louisiana and re-deployed certain vessels from that facility to the Company’s other Gulf Coast facilities located in Abbeville, Louisiana and Moss Point, Mississippi. In conjunction with the closure, the following charges were incurred in the Company’s consolidated statements of comprehensive income for the three months ended March 31, 2014 and cumulative to date:

	March 31, 2014	Cumulative to Date
	(in thousands)
Impairment of property, plant and equipment	$92	$4,888
Write-off material and supplies inventory	17	114
Employee severance costs	214	559
Estimated decommissioning costs	—	250
Other ongoing closure costs not attributable to future production	1,000	2,109
Total loss related to plant closure	$1,323	$7,920

In addition to the above recognized losses, the Company expects that it may have additional losses related to additional impairment of property, plant and equipment, ongoing employee severance expenses and ongoing cost not attributable to future production such as clean-up and disassembly.

NOTE 4.  RECEIVABLES, NET

Receivables as of March 31, 2014 and December 31, 2013 are summarized as follows:

	March 31, 2014	December 31, 2013
	(in thousands)
Trade	$26,003	$18,689
Insurance	1,819	1,806
Income tax	607	714
Other	30	310
Total accounts receivable	28,459	21,519
Less allowance for doubtful accounts	(379)	(379)
Receivables, net	$28,080	$21,140

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

NOTE 5.  INVENTORY

The major classes of inventory as of March 31, 2014, December 31, 2013 and March 31, 2013 are summarized as follows:

	March 31, 2014	December 31, 2013	March 31, 2013
	(in thousands)
Fish meal	$14,988	$30,119	$8,073
Fish oil	24,194	41,081	8,604
Fish solubles	1,763	2,599	389
Nutraceutical products	4,299	3,650	3,781
Dairy protein products	1,442	1,355	815
Unallocated inventory cost pool (including off-season costs)	25,900	6,655	28,859
Other materials and supplies	8,829	8,880	10,053
Total inventory	$81,415	$94,339	$60,574

Inventory at March 31, 2014, December 31, 2013 and March 31, 2013 is stated at the lower of cost or market. The elements of March 31, 2014 unallocated inventory cost pool include Omega Protein’s plant and vessel related labor, utilities, rent, repairs and depreciation, which are allocated to inventories produced through the 2014 fishing season.

NOTE 6.  PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of March 31, 2014 and December 31, 2013 are summarized below:

	March 31, 2014	December 31, 2013
	(in thousands)
Prepaid insurance	$1,183	$2,422
Selling expenses	325	869
Fair market value of energy swaps, current portion	248	275
Whey process filters	176	38
Leases	40	53
Other prepaids and expenses	325	258
Total prepaid expenses and other current assets	$2,297	$3,915

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

NOTE 7.  OTHER ASSETS

Other assets as of March 31, 2014 and December 31, 2013 are summarized as follows:

	March 31, 2014	December 31, 2013
	(in thousands)
Fish nets, net of accumulated amortization of $1,703 and $2,610	$1,169	$1,517
Insurance receivable	3,175	3,048
Title XI debt issuance costs	264	272
Other debt issuance costs	276	299
Deposits and other	106	98
Total other assets, net	$4,990	$5,234

Amortization expense for fishing nets amounted to approximately $0.3 million for the three months ended March 31, 2014 and 2013.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

As of March 31, 2014 and December 31, 2013, insurance receivables primarily relates to Jones Act claims for employees aboard its vessels. This estimated amount is recorded gross of estimated claims which may be due to claimants and is included in accrued insurance liabilities.

The Company carries insurance for certain losses relating to its fishing vessels and Jones Act liability for employees aboard its vessels (collectively, “Vessel Claims Insurance”). The typical Vessel Claims Insurance policy contains an annual aggregate deductible (“AAD”) for which Omega Protein remains responsible, while the insurance carrier is responsible for all applicable amounts which exceed the AAD. It is Omega Protein’s policy to accrue current amounts due and record amounts paid out on each claim. Once payments exceed the AAD, Omega Protein records an insurance receivable for a given policy year.

NOTE 8.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of March 31, 2014 and December 31, 2013 are summarized as follows:

	March 31, 2014	December 31, 2013
	(in thousands)
Land	$7,457	$7,457
Plant assets	159,863	159,337
Fishing vessels	105,735	101,745
Furniture and fixtures	7,091	7,091
Construction in progress	23,035	16,846
Total property and equipment	303,181	292,476
Less accumulated depreciation and impairment	(152,579)	(148,363)
Property, plant and equipment, net	$150,602	$144,113

Depreciation expense for the three months ended March 31, 2014 and 2013 was $4.7 million and $4.5 million, respectively.

The Company capitalizes interest as part of the acquisition cost of a qualifying asset. Interest is capitalized only during the period of time required to complete and prepare the asset for its intended use. For the three month periods ended March 31, 2014 and 2013, the Company capitalized interest of approximately $0.2 million and $0.1 million, respectively.

In December 2013, the Company closed its Cameron, Louisiana menhaden processing plant and re-deployed some of its harvesting and processing assets to the three remaining menhaden processing plants. As a result of the closure, in 2013 the Company recognized a $4.8 million impairment of its fixed assets that it does not plan to use in future operations. For more information see Note 3 – Plant Closure.

NOTE 9.  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is measured as the excess of the cost of an acquisition over the sum of the amounts assigned to the fair value of tangible and intangible assets acquired less liabilities assumed. All of the Company’s goodwill and other intangible assets are the result of acquisitions in the human nutrition segment. Key assumptions in the fair value calculation include discount rates and future sales volumes, prices and production costs. It should be noted that these assumptions are highly subjective given the early stage and transitional nature of the businesses.

The following table summarizes the changes in the carrying amount of goodwill resulting from the Company’s acquisitions of WSP, Cyvex and InCon (in thousands):

	WSP	Cyvex and Incon	Total
January 1, 2014	$11,614	7,986	$19,600
Acquisitions	—	—	—
March 31, 2014	$11,614	7,986	$19,600

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The following table summarizes the Company’s intangible assets (dollars in thousands):

	March 31, 2014	December 31, 2013	Weighted Average Life (years)
Carrying value of intangible assets subject to amortization:
Customer relationships and non-competes	$5,930	$5,930
Less accumulated amortization	(781)	(613)	10
Total intangible assets subject to amortization, net	$5,149	$5,317
Indefinite life intangible assets – trade names/secrets and other	2,615	2,615
Total intangible assets	$7,764	$7,932

Amortization expense of the Company’s intangible assets for the three months ended March 31, 2014 and 2013 was approximately $0.2 million and $0.1 million, respectively. Estimated future amortization expense related to intangible assets is as follows (in thousands):

Remainder of 2014	$497
2015	655
2016	654
2017	654
Thereafter	2,689
Total estimated future amortization expense	$5,149

The Company’s goodwill and other intangible assets are more fully explained in Note 11 to the consolidated financial statements in Item 8 of the Company’s Form 10-K for the fiscal year ended December 31, 2013.

NOTE 10.  NOTES PAYABLE AND LONG-TERM DEBT

At March 31, 2014 and December 31, 2013, the Company's long-term debt consisted of the following:

	March 31, 2014	December 31, 2013
	(in thousands)
U.S. government guaranteed obligations (Title XI loans) collateralized by a first lien on certain vessels and certain plant assets:
Amounts due in installments through 2025, interest from 5.7% to 7.0%	$23,003	$24,211
Amounts due in installments through 2014, interest at Eurodollar rates plus 0.5% (0.7% and 0.7% at March 31, 2014 and December 31, 2013, respectively)	20	31
Total debt	23,023	24,242
Less current maturities	(2,538)	(3,112)
Long-term debt	$20,485	$21,130

The Title XI loans are secured by certain liens on the Company’s fishing vessels and mortgages on the Company’s Reedville, Virginia and Abbeville, Louisiana plants.

In June 2011, pursuant to the Title XI program, the United States Department of Commerce Fisheries Finance Program (the “FFP”) approved a financing application made by the Company in the amount of $10.0 million (the “Approval Letter”) which expires on June 20, 2016. To date, the Company has not borrowed any amounts under the Approval Letter and its ability to do so may be adversely affected by an EPA notice that the Company’s Omega Protein subsidiary is ineligible, as a result of its previous convictions under the Clean Water Act, for receipt of government contracts or benefits in certain cases. See “Risk Factors - If our Omega Protein subsidiary fails to comply with the terms of its probation under a plea agreement entered into in June 2013, we could be subject to criminal prosecution” in the Company’s Form 10-K for the year ended December 31, 2013 for further detail on this EPA notice. As of March 31, 2014, the Company had approximately $23.0 million of borrowings outstanding under Title XI and was in compliance with all of the covenants contained therein.

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

All Loans and all other obligations outstanding under the Loan Agreement are payable in full on March 21, 2017. As of March 31, 2014 and December 31, 2013, the Company had no amounts outstanding under the $60 million Loan Agreement and approximately $3.5 million in letters of credit. As of March 31, 2014, the Company was in compliance with all financial covenants under the Loan Agreement. The Company has no off-balance sheet arrangements other than normal operating leases and standby letters of credit.

The Company’s notes payable and long-term debt are more fully explained in Note 12 to the consolidated financial statements in Item 8 of the Company’s Form 10-K for the fiscal year ended December 31, 2013.

NOTE 11.  ACCRUED LIABILITIES

Accrued liabilities as of March 31, 2014 and December 31, 2013 are summarized as follows:

	March 31, 2014	December 31, 2013
	(in thousands)
Insurance	$7,649	$7,222
Reserve for plant closure costs	514	595
Salary and benefits	4,313	9,423
Trade creditors	5,622	5,100
Taxes, other than income tax	603	64
Income tax	7,382	4,132
Deferred revenue	1,907	2,362
Accrued interest	210	200
Other	54	47
Total accrued liabilities	$28,254	$29,145

As of March 31, 2014 and December 31, 2013, deferred revenue represents payments primarily received from international customers related to revenues which were not recognized until the subsequent period due to revenue recognition criteria.

NOTE 12.  COMMITMENTS AND CONTINGENCIES

InCon Contingency

In September 2011, the Company acquired all of the outstanding equity of InCon in a cash transaction pursuant to the terms of an equity purchase agreement. The equity of InCon was indirectly held by four individuals (the “Sellers”), some of whom continue to be employed by InCon and share in the management of InCon’s business. InCon is now a wholly owned subsidiary of the Company.

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

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The annual earn-out payments, if any, will be estimated on a quarterly basis and paid subsequent to year end. The Company will record the estimated contractual obligation as compensation expense during each year as it is deemed probable that such amount will be payable. In addition, the earn-out payments are subject to certain reductions associated with future InCon capital expenditures and forfeitures based on termination of employment of a Seller. For the three months ended March 31, 2014 and year ended December 31, 2013, the Company has not recorded an annual earn-out estimate.

Legal Contingencies

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

Three Months Ended March 31:	2014		2013
Allocation of earnings:
Net income	$7,971		$2,845
Income allocated to participating securities	(192)		(61)
Income allocated to common shares outstanding	$7,779		$2,784

Weighted average common shares outstanding	20,355		19,465

Basic earnings per share		0.38		0.14

Stock options assumed exercised	659		724
Weighted average diluted common shares and potential common share equivalents outstanding	21,014		20,189

Diluted earnings per share		0.37		0.14

Options to purchase the following number of shares of common stock (in thousands) were outstanding during the three months ended March 31, 2014 and 2013 but were excluded from the computation of diluted earnings per share because the adjusted exercise prices of the options based upon the assumed proceeds were greater than the average market price of the shares during that period.

Three Months Ended March 31,
2014	2013
130	168

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

NOTE 14.  COMPONENTS OF NET PERIODIC BENEFIT COST

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Service cost	$—	$—
Interest cost	274	248
Expected return on plan assets	(298)	(253)
Amortization of prior service costs	—	—
Amortization of net loss	229	386

Net periodic pension cost	$205	$381

For the three months ended March 31, 2014 and 2013, the Company contributed approximately $0.4 million and $0.3 million, respectively, to the Company’s pension plan. The Company expects to make contributions of $1.6 million to the pension plan during the remainder of 2014.

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

The tables below present information about reported segments for three months ended March 31, 2014 and 2013 (in thousands). It should be noted that all cash and cash equivalent balances have been included in the identifiable assets of the unallocated segment.

2014	Animal Nutrition	Human Nutrition	Unallocated	Total
Revenue (1)	$55,270	$8,230	$—	$63,500
Cost of sales	36,167	6,840	—	43,007
Gross profit	19,103	1,390	—	20,493
Selling, general and administrative expenses (including research and development)	553	1,921	4,103	6,577
Loss related to plant closure	1,323	—	—	1,323
Other (gains) and losses	56	191	—	247
Operating income	$17,171	$(722)	$(4,103)	$12,346
Depreciation and amortization	$4,368	$701	$148	$5,217
Identifiable assets	$222,761	$71,814	$42,256	$336,831
Capital expenditures	$4,597	$8,209	$9	$12,815

(1) Excludes revenue from internal customers of $0.7 million for fish oil that was transferred from the animal nutrition segment to the human nutrition segment at cost.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

2013	Animal Nutrition	Human Nutrition(2)	Unallocated	Total
Revenue (3)	$42,337	$6,586	$—	$48,923
Cost of sales	31,094	5,732	—	36,826
Gross profit	11,243	854	—	12,097
Selling, general and administrative expenses (including research and development)	628	1,296	5,074	6,998
Other (gains) and losses	376	—	—	376
Operating income	$10,239	$(442)	$(5,074)	$4,723
Depreciation and amortization	$4,349	$438	$190	$4,977
Identifiable assets	$197,754	$59,035	$37,331	$294,120
Capital expenditures	$6,785	$289	$119	$7,193

(2) Includes revenues and related expenses for WSP from February 27, 2013 through March 31, 2013.

(3) Excludes revenue from internal customers of $0.6 million for fish oil that was transferred from the animal nutrition segment to the human nutrition segment at cost.

A reconciliation of total segment operating income to total earnings from operations before income taxes for the three months ended March 31, 2014 and 2013 is as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Operating income for reportable segments	$12,346	$4,723
Interest income	8	8
Interest expense	(247)	(392)
Other expense, net	(56)	(83)
Income before income taxes	$12,051	$4,256

NOTE 16.  FAIR VALUE DISCLOSURES

The following disclosures of the estimated fair value of financial instruments are made in accordance with the requirements of FASB ASC 825-10-50, Disclosure About Fair Value of Financial Instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.

The carrying values and respective fair values of the Company’s long-term debt are presented below (in thousands). The fair value of the Company’s long-term debt is estimated based on the quoted market prices available to the Company for issuance of similar debt with similar terms at March 31, 2014 and December 31, 2013.

	March 31, 2014	December 31, 2013
Long-term Debt (Level 2):
Carrying Value	$23,023	$24,242
Estimated Fair Value	$24,314	$25,285

The following tables set forth by level within the fair value hierarchy the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2014 and December 31, 2013. As required by FASB ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	March 31, 2014
	Fair Value Measurements Using			Assets
	Level 1	Level 2	Level 3	(Liabilities) at Fair Value
Assets (Liabilities) (in thousands)
Energy swap	$—	$248	$—	$248

Total Assets (Liabilities)	$—	$248	$—	$248

	December 31, 2013
	Fair Value Measurements Using			Assets
	Level 1	Level 2	Level 3	(Liabilities) at Fair Value
Assets (Liabilities) (in thousands)
Energy swap	$—	$275	$—	$275

Total Assets (Liabilities)	$—	$275	$—	$275

NOTE 17.  SUBSEQUENT EVENT

On April 1, 2014, the Company’s Board of Directors terminated the Company’s Shareholder Rights Plan (“SRP”). The SRP was adopted in June 2010, shortly after the BP oil spill in the U.S. Gulf of Mexico, and was originally scheduled to terminate in June 2020.

OMEGA PROTEIN CORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Company’s MD&A contained in the Form 10-K for the fiscal year ended December 31, 2013 (the “2013 Form 10-K”), and in conjunction with the consolidated financial statements included in this report and in the 2013 Form 10-K.

Forward-looking statements in this Form 10-Q, future filings by the Company with the Securities and Exchange Commission (the “Commission”), the Company’s press releases and oral statements by authorized officers of the Company are intended to be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainty. The Company believes that forward-looking statements made by it are based on reasonable expectations; however, no assurances can be given that actual results will not differ materially from those contained in such forward-looking statements. Forward-looking statements include statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include the words “estimate,” “project,” “anticipate,” “expect,” “predict,” “assume,” “believe,” “could,” “would,” “hope,” “may,” or similar expressions. In evaluating those statements, you should carefully consider the information above as well as the risks outlined in Item 1A. Risk Factors in our 2013 Form 10-K and this Form 10-Q.

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

The animal nutrition segment is comprised primarily of two subsidiaries: Omega Protein, Inc. and Omega Shipyard, Inc. Omega Protein, Inc. (“Omega Protein”), the Company’s principal operating subsidiary, is predominantly dedicated to the production of animal nutrition products and operates in the menhaden harvesting and processing business and is the successor to a business conducted since 1913. In December 2013, the Company closed its Cameron, Louisiana menhaden processing plant and re-deployed some of that plant’s harvesting and processing assets to its other plants. Omega Protein currently operates a total of three menhaden processing plants in the states of Louisiana, Mississippi and Virginia. The Company also operates a Health and Science Center in Reedville, Virginia, which provides a 100-metric tons per day fish oil input capacity for the Company’s food, industrial and feed grade oils. A portion of Omega Protein’s production is transferred to its human nutrition segment where it is further processed and sold. Omega Shipyard, Inc. (“Omega Shipyard”) owns and operates a drydock facility in Moss Point, Mississippi that is used to provide shoreside maintenance for Omega Protein’s fishing fleet and, subject to outside demand and excess capacity, occasionally for third-party vessels.

The human nutrition segment, which operates under the name Nutegrity, is comprised primarily of three subsidiaries: Cyvex Nutrition, Inc. (“Cyvex”), InCon Processing, L.L.C. (“InCon”) and Wisconsin Specialty Protein, L.L.C. (“WSP”). Cyvex, acquired by the Company in December 2010, is located in Irvine, California and is an ingredient provider in the nutraceutical industry. InCon, acquired by the Company in September 2011, is located in Batavia, Illinois and is a specialty processor that utilizes molecular distillation technology to concentrate Omega-3 fish oils and, subject to outside demand and excess capacity, a variety of other compound products for third-party tolling customers. WSP, acquired by the Company on February 27, 2013, is a manufacturer and marketer of specialty dairy and other protein products headquartered in Madison, Wisconsin and operates a production facility in Reedsburg, Wisconsin. For additional information related to the Company’s acquisition of WSP, see Note 2 – Acquisition of Wisconsin Specialty Protein, L.L.C to the unaudited condensed consolidated financial statements in Item 1. The Company also operates a technical center in Houston, Texas, the Omega Protein Technology and Innovation Center, which has food science application labs as well as analytical, sensory, lipids research and pilot plant capabilities.

Company Overview

Revenues Composition. The following table sets forth Omega Protein’s revenues by product (in millions) and the approximate percentage of total revenues represented thereby, for the indicated periods:

	Three Months Ended March 31,
	2014		2013
	Revenues	Percent	Revenues	Percent
Fish Meal	$28.6	45.0%	$27.4	56.0%
Fish Oil	20.0	31.5	7.9	16.2
Refined Fish Oil	5.5	8.7	5.5	11.2
Fish Solubles and Other	1.2	1.9	1.5	3.1
Dietary Supplement and Food Ingredients and Products	8.2	12.9	6.6	13.5
Total	$63.5	100.0%	$48.9	100.0%

OMEGA PROTEIN CORPORATION

The following table sets forth Omega Protein’s revenues by geography (in millions) and the approximate percentage of total revenues represented thereby, for the indicated periods:

	Three Months Ended March 31,
	2014		2013
	Revenues	Percent	Revenues	Percent

Domestic Revenues	$32.7	51.5%	$27.1	55.4%
Export Revenues	30.8	48.5	21.8	44.6
Total	$63.5	100.0%	$48.9	100.0%

 Animal Nutrition Products

2014 Fishing Information.  At March 31, 2014, Omega Protein owned a fleet of 39 vessels and 31 spotter aircraft for use in its fishing operations and also leased additional aircraft where necessary to facilitate operations. For the 2014 fishing season in the Gulf of Mexico, which runs from mid-April through October, Omega Protein plans to operate 21 fishing and carry vessels and 19 spotter aircraft. The fishing area in the Gulf is generally located along the Gulf Coast, with a concentration off the Louisiana and Mississippi coasts. The fishing season along the Atlantic coast is expected to begin in May and can extend into early December. For the 2014 season, Omega Protein plans to operate 7 fishing vessels and 7 leased spotter aircraft along the Mid-Atlantic coast. The remaining fleet of fishing vessels and spotter aircraft are not routinely operated during the fishing season and are back-up to the active fleet, used for other transportation purposes, inactive, in the process of refurbishment in the Company’s shipyard or held for disposal.

The results of the 2014 fishing season will depend in large part on the volume of fish caught, and the oil and meal yields associated with the catch.  For illustrative purposes, the Company’s 2013 fish catch was 5.9% below the recent five year average but the related fish meal, oil and solubles production was 2.4% above the recent five year average due to improved oil yields. This reduction in fish catch was due in part to the Company’s decision to delay the start of its 2013 Atlantic fishing season and utilize one less vessel due to the limit on fish caught along the Atlantic enacted by the Atlantic States Marine Fisheries Commission (“ASMFC”) in 2013. The Company’s oil yields for 2013 were higher by 103.4% compared to 2012 and by 34.0% compared to the Company’s five year oil yield average. The Company believes that fish oil yields are influenced by multiple factors, including but not limited to, fish diet, weather, water temperature, fish population and age of fish, but such possible relationships and inter-relationships are not generally well understood.

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

Sales Contracts. Omega Protein generally sells most of its products on up to a twelve-month forward contract basis with the balance sold on a spot basis through purchase orders or under longer-term forward contracts. Omega Protein’s sales contracts generally contain force majeure and other production allocation provisions. Historically, fish meal and fish oil sold on a forward contract basis has fluctuated from year to year based upon perceived market availability and forward price expectations. As of March 31, 2014, Omega Protein had sold forward on a contract basis approximately 58,000 short tons of fish meal and 26,000 metric tons of fish oil for 2014, contingent on 2014 production and product availability. Of these 2014 forward sales, the majority was contracted during 2013. As a basis of comparison, as of March 31, 2013, Omega Protein had sold forward on a contract basis approximately 68,000 short tons of fish meal and 15,000 metric tons of fish oil for 2013.

OMEGA PROTEIN CORPORATION

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

Customers and Marketing.    Most of Omega Protein’s marine products are sold directly to approximately 200 customers by Omega Protein’s agriproducts sales department, while a smaller amount is sold through independent sales agents and the Company’s human nutrition segment. Omega Protein’s animal nutrition segment product inventory was $40.9 million as of March 31, 2014 versus $73.8 million as of December 31, 2013.

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

ASMFC. In December 2012, the ASMFC established a coast-wide limit on the amount of Atlantic menhaden that can be harvested each year. Based on a 20% reduction from the 2009-2011 average annual landings, total menhaden harvest in the 2013 fishing year and beyond will be limited to 170,800 metric tons (“mt”). The Company expects that this total harvest level will remain in place through 2015 when a new assessment of the Atlantic menhaden population will be conducted. The new catch limit represents a 24% reduction from the 2012 coastal harvest level of 224,200 mt, of which the Company accounted for 160,600 mt. Changes in these catch levels beyond 2015 likely will be influenced by the results of the planned 2014 benchmark stock assessment.

The ASMFC also voted to allocate the new catch quota among the Atlantic states based on the share of menhaden landings over the same three year period. As a result, Virginia received approximately 85 percent of the quota, or between about 144,270 mt and 146,000 mt, to be split between the Company and the Virginia bait fishery. The Company’s allowable catch for 2014 and 2015 is expected to be between approximately 129,900 mt and 131,500 mt for each year, significantly below the five year average catch through 2012 of 163,300 mt and its previous low harvest of 141,100 mt in 2008. Based on the five year average through 2012, 34% of the Company’s fish catch and 30% of its production of fish meal, oil and solubles came from its Atlantic business. As a result of the implementation of the ASMFC restrictions, prior to the commencement of the 2013 fishing season the Company reduced the number of vessels at its Reedville plant from eight to seven and reduced the number of Reedville employees from 260 to 225. Omega Protein estimates its 2013 harvest was approximately 99.8% of its allocated quota.

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

OMEGA PROTEIN CORPORATION

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

In 2013, Omega Protein requested an equivalency determination from the U.S. Coast Guard for its Gulf of Mexico fleet regarding the use of certain vessel equipment required for “ocean-going vessels” (as defined by Coast Guard regulations) that operate beyond the 12 nautical mile limit. In April 2013, the Coast Guard granted Omega Protein a partial waiver for its 2013 fishing season that allowed Omega Protein to travel, but not fish, outside 12 nautical miles of shore. In January 2014, the Coast Guard granted Omega Protein’s request to utilize alternate and enhanced management procedures in lieu of the Coast Guard’s required vessel equipment, subject to certain restrictions. The Coast Guard also granted Omega Protein a 12 month waiver from the equipment requirements to allow the Company sufficient time to implement these alternate measures, and also allowed fishing beyond the 12 nautical mile limit for a 12 month period, subject to certain restrictions. The Company intends to implement these measures by the beginning of the 2015 fishing season.

The Company has made, and anticipates that it will make in the future, expenditures in the ordinary course of its business in connection with environmental and regulatory matters. It is possible that environmental laws and regulations could require material expenditures or otherwise adversely affect the Company’s operations.

Omega Protein is also subject to laws and regulations in foreign countries regarding the importation of fish meal or fish oil in those jurisdictions. Some of these laws and regulations, particularly in countries such as China whose regulatory regimes may still be evolving, or in supra-national jurisdictions such as the European Union, may adversely affect the Company’s business, results of operations and financial condition. More stringent laws and regulations, or new interpretations of, or changes to, those laws and regulations, in foreign jurisdictions on contaminant levels, health and sanitation requirements, import documentation, license requirement restrictions imposed by port of entry protocols or other similar restrictions could result in: (i) Omega Protein’s incurrence of additional capital expenditures and operating costs in order to comply with these requirements, (ii) Omega Protein’s withdrawal from marketing its products in those jurisdictions which could lead to material loss of revenues, earnings and market share, or (iii) costs of demurrage, cure or product recall incurred by Omega Protein as it complies with, or attempts to comply with, these restrictions. For example, exports of fish meal to China and the European Union are subject to certain health and sanitation requirements that are administered by the Seafood Inspection Program (“SIP”), a U.S. federal agency selected by those jurisdictions as the competent authority to oversee compliance with export requirements by U.S. based manufacturers. Pursuant to SIP’s interpretation and application of China’s and the European Union’s health and sanitation requirements, Omega Protein’s processing facilities and its St. Louis fish meal warehouse may from time to time be limited or restricted in their ability to obtain export certificates in support of shipments of fish meal to China or the European Union or certain shipments by the Company may be re-processed in order to meet these foreign health and sanitation requirements. These limitations and restrictions may have an adverse effect on the Company’s business, financial condition or results of operations.

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

OMEGA PROTEIN CORPORATION

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

OMEGA PROTEIN CORPORATION

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

Critical Accounting Policies and Estimates

The methods, estimates and judgments used in applying the Company’s critical accounting policies have a significant impact on the results reported in the Consolidated Financial Statements. The SEC has defined the critical accounting policies as the ones that are most important to the portrayal of the Company’s financial condition and operating results, and requires the Company to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are highly uncertain at the time of estimation. Based on this definition, the Company’s most critical policies include: valuation of inventory (Notes 1 and 7 to the consolidated financial statements in Item 8 of the Company’s 2013 Form 10-K), valuation of losses related to Jones Act and worker’s compensation insurance claims (Note to the consolidated financial statements in Item 8 of the Company’s 2013 Form 10-K), valuation of income and deferred taxes (Notes 1 and 14 in the Company’s 2013 Form 10-K), valuation of pension plan obligations (Notes 1 and 16 to the consolidated financial statements in Item 8 of the Company’s 2013 Form 10-K), and the valuation of goodwill and other intangible assets (Notes 1 and 11 to the consolidated financial statements in Item 8 of the Company’s 2013 Form 10-K).

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

The Company also has other key accounting policies and accounting estimates relating to the allowance of doubtful accounts (Note 1 to the consolidated financial statements in Item 8 of the Company’s 2013 Form 10-K), valuation of shares-based compensation (Note 16 to the consolidated financial statements in Item 8 of the Company’s 2013 Form 10-K) and energy swap valuations (Notes 1 and 21 to the consolidated financial statements in Item 8 of the Company’s 2013 Form 10-K).  The Company believes that these key accounting policies and accounting estimates either do not generally require the Company to make estimates and judgments that are as difficult or as subjective as its critical accounting policies, or it is less likely that they would have a material impact on the Company’s reported results of operations for a given period.

For all financial statement periods presented, there have been no material modifications to the application of these critical accounting policies.

Results of Operations

The following discussion segregates the financial results of our two industry segments: animal nutrition and human nutrition. For a discussion of our segments, see Note 15 - Industry Segments to the unaudited condensed consolidated financial statements in Item 1.

Interim Results for the First Quarters ended March 31, 2014 and March 31, 2013

Animal Nutrition

	Three Months Ended March 31,
	2014	2013	Increase (Decrease)
	(in millions)
Revenues	$55.3	$42.3	$13.0
Cost of sales	36.2	31.1	5.1
Gross profit	19.1	11.2	7.9
Selling, general and administrative expenses (including research and development)	0.6	0.6	—
Loss related to plant closure	1.3	—	1.3
Other (gains) and losses	—	0.4	(0.4)
Operating income	$17.2	$10.2	$7.0

Revenues.    Animal nutrition related revenues increased $13.0 million, or 30.5%, from $42.3 million for the three months ended March 31, 2013 to $55.3 million for the three months ended March 31, 2014.  The increase in animal nutrition related revenues was primarily due to increased sales prices of 14.9% and 1.4% for the Company’s fish meal and fish oil, respectively, and increased sales volumes for the Company’s fish oil of 87.8%, partially offset by decreased sales volumes of 9.5% for the Company’s fish meal.  Considering fish meal, fish oil and fish solubles sales activities in total, the Company experienced approximately a $5.6 million increase in revenues due to the increase in sales prices and a $7.4 million increase in revenue caused by increased sales volumes, when comparing the three months ended March 31, 2014 and 2013.  The increase in fish meal sales prices for the three months ended March 31, 2014 is primarily due to sales made pursuant to contracts entered into during 2013 when fish meal prices were higher due to global supply and demand, as compared to the three months ended March 31, 2013, which was primarily due to sales made pursuant to contracts entered into during 2012.  The increase in fish oil sales prices is due primarily to a limited global supply and increased demand primarily from the aquaculture and human supplement industries, partially offset by a change in product mix.  The increase in fish oil sales volumes is primarily due to the timing of contracts and increased available fish oil inventory due to high fish oil yields. The decrease in fish meal sales volumes for the three months ended March 31, 2014 is primarily due to the timing of contracts.

Cost of sales.    Animal nutrition related cost of sales, including depreciation and amortization, for the three months ended March 31, 2014 was $36.2 million, an increase of $5.1 million, or 16.3%, as compared to the three months ended March 31, 2013. Cost of sales as a percentage of revenues was 65.4% for the three months ended March 31, 2014 as compared to 73.4% for the three months ended March 31, 2013.  The decrease in cost of sales as a percentage of revenues was primarily the result of increased revenue per unit of 16.5%, partially offset by increased cost per unit of sales of 3.8% during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013.  The increase in revenue per unit is primarily due to increased fish meal and fish oil sales prices as discussed above as well as a change in product mix as higher priced fish oil comprised a larger percentage of total sales volumes.  The increase in cost per unit of sales during three months ended March 31, 2014 is primarily due to product mix as higher cost fish oil comprised a larger percentage of total sales volumes.

Gross profit.    Animal nutrition related gross profit increased $7.9 million, or 69.9%, from $11.2 million for the three months ended March 31, 2013 to $19.1 million for the three months ended March 31, 2014.  Gross profit as a percentage of revenue was 34.6% for the three months ended March 31, 2014 as compared to 26.6% for the three months ended March 31, 2013.  The increase in gross profit as a percentage of revenue was primarily due to the increase in revenue per unit as discussed above.

Selling, general and administrative expenses.    Animal nutrition related selling, general and administrative expenses was $0.6 million for the three months ended March 31, 2014 and 2013.

Loss related to plant closure. As a result of the closing of the Cameron, Louisiana fish processing plant, the Company recognized an ongoing loss on closure of approximately $1.3 million during the three months ended March 31, 2014 related to the employee severances and other closure costs not related to future inventory production. The Company did not recognize losses related to this matter during the three months ended March 31, 2013.

Other (gains) and losses.    The Company recorded minimal animal nutrition gains for the three months ended March 31, 2014. The Company recorded animal nutrition related losses for the three months ended March 31, 2013 of $0.4 million primarily relating to a $0.3 million reduction in an insurance receivable associated with the 2011 F/V Sandy Point incident.

Human Nutrition

	Three Months Ended March 31,
	2014	2013	Increase (Decrease)
	(in millions)
Revenues	$8.2	$6.6	$1.6
Cost of sales	6.8	5.7	1.1
Gross profit	1.4	0.9	0.5

Selling, general and administrative expenses (including research and development)	1.9	1.3	0.6
Other (gains) and losses	0.2	—	0.2
Operating income	$(0.7)	$(0.4)	$(0.3)

OMEGA PROTEIN CORPORATION

Revenues.    Human nutrition related revenues increased $1.6 million or 25.0% from $6.6 million during the three months ended March 31, 2013 to $8.2 million during the three months ended March 31, 2014.  Protein products from WSP, acquired by the Company on February 27, 2013, contributed $3.0 million during the three months ended March 31, 2014 as compared to $0.8 million for the approximate month it was owned during the three months ended March 31, 2013. Other nutraceutical ingredients provided $3.8 million of revenue during the three months ended March 31, 2014 as compared to $4.1 million during the three months ended March 31, 2013. Omega-3 fish oil ingredients and tolling supplied $1.4 million of revenue (including $0.3 million from tolling) during the three months ended March 31, 2014 as compared to $1.7 million (including $0.7 million from tolling) for the three months ended March 31, 2013.

Cost of sales.    Human nutrition cost of sales, including depreciation and amortization, for the three months ended March 31, 2014 was $6.8 million, a $1.1 million increase, or 19.3%, as compared to the three months ended March 31, 2013. Human nutrition cost of sales as a percentage of revenue decreased from 87.0% for the three months ended March 31, 2013 to 83.1% for the three months ended March 31, 2014. Protein products cost of sales was $2.7 million for the three months ended March 31, 2014 as compared to $0.6 million for the approximate month it was owned during the three months ended March 31, 2013. Other nutraceutical ingredients cost of sales was $2.2 million during the three months ended March 31, 2014 as compared to $2.4 million for the three months ended March 31, 2013. Omega-3 fish oil ingredients and tolling’s cost of sales was $1.9 million during the three months ended March 31, 2014 as compared to $2.7 million for the three months ended March 31, 2013 due to decreased 3rd party tolling activity and increased Omega-3 fish oil ingredients inventory production.

Gross profit.    Human nutrition gross profit increased $0.5 million, or 62.8%, from $0.9 million for the three months ended March 31, 2013 to $1.4 million for the three months ended March 31, 2014. Gross profit as a percentage of revenue was 16.9% for the three months ended March 31, 2014 as compared to 13.0% for the three months ended March 31, 2013. The increase in gross profit as a percentage of revenue was primarily due to improved results from Omega-3 fish oil ingredients partially offset by a decline in gross profit as a percentage of revenue from protein products. In addition, gross profit as a percentage of revenue for the three months ended March 31, 2013 was negatively impacted by the one time inventory write-up to fair value that was made in conjunction with the WSP acquisition in February 2013.

Selling, general and administrative expenses.    Human nutrition related selling, general and administrative expenses increased $0.6 million, or 48.2%, from $1.3 million for the three months ended March 31, 2013 to $1.9 million for the three months ended March 31, 2014.  The increase in selling, general and administrative expenses is primarily due to the acquisition of WSP on February 27, 2013.

Other (gains) and losses.    Human nutrition related other losses were $0.2 million for the three months ended March 31, 2014. The loss was attributable to the write-off of obsolete spare processing parts. No such losses occurred during the three months ended March 31, 2013.

Unallocated

	Three Months Ended March 31,
			Increase
	2014	2013	(Decrease)
	(in millions)
Selling, general and administrative expenses (including research and development)	$4.1	$5.1	$(1.0)
Operating income	$(4.1)	$(5.1)	$1.0

Selling, general and administrative expenses (including research and development).    Unallocated selling, general and administrative expenses decreased $1.0 million, or 19.1%, from $5.1 million for the three months ended March 31, 2013 to $4.1 million for the three months ended March 31, 2014.  The decrease in selling, general and administrative expenses is primarily due to professional expenses, which included costs related to the acquisition of WSP in the three months ended March 31, 2013.

OMEGA PROTEIN CORPORATION

Other non-segmented results of operation

Interest expense.    Interest expense decreased $0.2 million from $0.4 million for the three months ended March 31, 2013 to $0.2 million for the three months ended March 31, 2014.  Capitalized interest, which offsets interest expense, was $0.2 million and $0.1 million for the three months ended March 31, 2014 and 2013, respectively.

Provision for income taxes.    The Company recorded a $4.1 million provision for income taxes for the three months ended March 31, 2014 representing an effective tax rate of 33.9% for income taxes compared to 33.2% for the three months ended March 31, 2013.  The statutory tax rate of 35% for U.S. federal taxes was in effect for the three month periods ended March 31, 2014 and 2013.

Seasonal and Quarterly Results

Omega Protein’s menhaden harvesting and processing business is seasonal in nature. Omega Protein generally has higher sales during the third quarter of each fiscal year due to increased product availability and customer demand. Additionally, due to differences in gross profit margins for Omega Protein’s various products, any variation in the mix of product sales between quarters may result in significant variations of total gross profit margins. These margins may also be affected by changes in costs from year to year and month to month, including as a result of variations in production yields. Similarly, from time to time Omega Protein defers sales of inventory based on worldwide prices for competing products that affect prices for its products, which may affect comparable period comparisons. As a result, the Company’s quarterly operating results have fluctuated in the past and may fluctuate in the future.

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

At March 31, 2014, the Company had an unrestricted cash balance of $41.2 million, an increase of $7.1 million from December 31, 2013. Omega Protein’s annual revenues and its resulting liquidity are highly dependent on annual fish catch, production yields, selling prices for its products and inventories available for sale.  Omega Protein’s average selling prices for its animal nutrition ingredients for three months ended March 31, 2014 were 4.3% higher for fish meal and 3.9% lower for crude fish oil than its average selling prices for the year ended December 31, 2013.  Additionally, Omega Protein’s average per unit cost of sales for its animal nutrition ingredients for three months ended March 31, 2014 were 3.2% lower for fish meal and 5.3% higher for crude fish oil than its average per unit cost of sales for the year ended December 31, 2013.

The aggregate amount of the Company’s outstanding indebtedness as of March 31, 2014 was approximately $23.0 million compared to approximately $24.2 million as of December 31, 2013.  The Company has a moderately leveraged financial structure which could limit its financial flexibility.  In particular, the Company will be required to use a portion of its cash flows to pay principal and interest on its debt, which will reduce the amount of money the Company has for operations, capital expenditures, expansion, acquisitions or general corporate or other business activities.  In addition, the covenants contained in the Company’s debt agreements limit its ability to borrow money in the future for acquisitions, capital expenditures or to meet the Company’s operating expenses or other general corporate obligations. See “Item 1A. Risk Factors - The Company has a moderate amount of indebtedness, which may adversely affect its ability to operate its business, remain in compliance with debt covenants and make payments on its debt” in the Company’s 2013 Form 10-K.

As of March 31, 2014, the Company has contracted through energy swap derivatives or physical contracts a large portion of its estimated 2014 energy use.

Source of Capital: Operations

Net cash flow provided by operating activities increased from approximately $14.4 million for the three months ended March 31, 2013 to $21.0 million for the three months ended March 31, 2014. The increase in operating cash flow is primarily attributable to increased net income and changes in working capital driven by normal business operations.

OMEGA PROTEIN CORPORATION

Source of Capital: Debt

Net financing activities used cash of $1.2 million and $0.9 million during the three months ended March 31, 2014 and 2013, respectively. The three months ended March 31, 2014 included $0.1 million in proceeds and tax effects received from stock options exercised, $0.1 million related to treasury stock repurchases and $1.2 million in debt principal payments. The three months ended March 31, 2013 included $0.9 million in debt and capital lease principal payments.

In June 2011, pursuant to the Title XI program, the FFP approved a financing application made by the Company in the amount of $10.0 million (the “Approval Letter”) which expires on June 20, 2016. To date, the Company has not borrowed any amounts under the Approval Letter and its ability to do so may be adversely affected by an EPA notice that the Company’s Omega Protein subsidiary is ineligible, as a result of its previous convictions under the Clean Water Act, for receipt of government contracts or benefits in certain cases. See “Item 1A. Risk Factors - If our Omega Protein subsidiary fails to comply with the terms of its probation under a plea agreement entered into in June 2013, we could be subject to criminal prosecution” in the Company’s 2013 Form 10-K for further detail on this EPA notice. As of March 31, 2014, the Company had approximately $23.0 million of borrowings outstanding under Title XI and was in compliance with all of the covenants contained therein.

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

All Loans and all other obligations outstanding under the Loan Agreement are payable in full on March 21, 2017. As of March 31, 2014 and December 31, 2013, the Company had no amounts outstanding under the $60 million Loan Agreement and approximately $3.5 million in letters of credit. The Loan Agreement requires the Company to comply with various affirmative and negative covenants, including financial covenants regarding Tangible Net Worth, Asset Coverage Ratio and Adjusted Profitability. As of March 31, 2014, the Company was in compliance with all financial covenants under the Loan Agreement and expects to be in compliance during the next twelve months. The Company has no off-balance sheet arrangements other than normal operating leases and standby letters of credit.

The Company’s Loan Agreement is more fully explained in Note 12 to the consolidated financial statements in Item 8 of the Company’s Form 10-K for the fiscal year ended December 31, 2013.

Use of Capital: Operations

The Company’s investing activities consist mainly of acquisition costs and capital expenditures for equipment purchases, replacements, vessel refurbishments, plant expansions, and fish oil refining processes. Net investing activities, without acquisition activities, used cash of $12.8 million and $7.1 million for the three month periods ended March 31, 2014 and 2013, respectively. The Company made capital expenditures of approximately $12.8 million and $7.2 million, for the three month periods ended March 31, 2014 and 2013, respectively, including $0.2 million and $0.1 million, respectively, of capitalized interest and $7.9 million for the three month periods ended March 31, 2014 towards the expansion of its dairy protein production capabilities.  The Company anticipates making an additional $25 million to $32 million in capital expenditures during the remainder of 2014, excluding capitalized interest, primarily for the expansion and refurbishment of vessels and plant assets, regulatory and environmental requirements and for the repair of certain equipment, and inclusive of approximately $11 million for the expansion of its dairy protein production capabilities. Additional investment opportunities or requirements may arise during the year, which could cause capital expenditures to exceed this range.

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

OMEGA PROTEIN CORPORATION

Use of Capital: Contractual Obligations

The following tables aggregate information about the Company’s contractual cash obligations and other commercial commitments (in thousands) as of March 31, 2014:

	Payments Due by Period
		Less than	1 to 3	4 to 5	After 5
Contractual Cash Obligations	Total	1 year	years	years	years

Long-term debt	$23,023	$2,538	$5,478	$5,709	$9,298
Interest on long-term debt (1)	6,540	1,383	2,255	1,539	1,363
Operating lease obligations	11,004	2,756	3,984	3,139	1,125
Energy Commitment(2)	1,650	1,650	—	—	—
Pension funding (3)	7,072	1,965	2,815	1,330	962
Total Contractual Cash Obligations	$49,289	$10,292	$14,532	$11,717	$12,748

(1)	Consists primarily of contractual interest payments for U.S. government guaranteed obligations (Title XI loans) due in installments through 2025 at interest rates from 5.7% to 7.0%

(2)

As of March 31, 2014 the Company had purchase commitments for energy usage in the normal course of business of approximately $1.7 million that will be delivered in quantities expected to be used in the normal course of business during the 2014 fishing season.

(3)	Represents estimated future benefit payments based on the expected return on plan assets and assumptions regarding discount rates

The Company believes that the existing cash, cash equivalents, cash flow from operations and funds available through the Loan Agreement and/or Title XI indebtedness described above will be sufficient to meet its working capital and capital expenditure requirements through the next twelve months.

Available Information

The Company files annual, quarterly and current reports and other information with the SEC. The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed under the Securities and Exchange Act of 1934 (“Exchange Act”), as well as Section 16 filings by officers and directors, are available free of charge at the Company’s website at www.omegaprotein.com or at the SEC’s website at www.sec.gov and are posted as soon as reasonably practicable after they are filed with the SEC. The Company will provide a copy of these documents to stockholders upon request. Information on the Company’s website or any other website is not incorporated by reference into this report and does not constitute part of this report.

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

OMEGA PROTEIN CORPORATION

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

The Company is exposed to market risk associated with diesel, natural gas, propane and potentially Bunker C fuel oil.  To partially mitigate this risk, the Company has forward purchased a portion of its expected diesel and natural gas usage for 2014. The Company is currently exposed to market risk associated with increases in diesel, natural gas, propane prices and potentially Bunker C fuel oil related to the portion not covered by swaps for 2014 or held in material and supplies inventory as of March 31, 2014.

Although the Company sells products in foreign countries, all of the Company’s revenues are billed and paid for in US dollars. As a result, management does not believe that the Company is exposed to any significant foreign country currency exchange risk, and the Company does not utilize market risk sensitive instruments to manage its exposure to this risk.

There have been no significant changes to the Company’s exposure to market risk since the Company’s 2013 Form 10-K.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is defending various claims and litigation arising from operations in the ordinary course of the Company’s business. In the opinion of management, except as noted in the Company’s annual report on Form 10-K for the year ended December 31, 2013, any losses resulting from these matters will not have a material adverse effect on the Company’s results of operations, cash flows or financial position.

Item 1A.  Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Form 10-K for the fiscal year ended December 31, 2013.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

OMEGA PROTEIN CORPORATION

Item 4.  Mine Safety Disclosures

Not applicable

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibit No.	Description of Exhibit
10.1	Omega Protein Corporation 2014 Cash Incentive Performance Unit Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 12, 2014).

10.2	Form of Restricted Stock Agreement for Named Executive Officers (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on February 12, 2014).

31.1	Rule 13a-14(a)/15d-14(a) Certification for Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification for Chief Financial Officer.

32.1	Section 1350 Certification for Chief Executive Officer.

32.2	Section 1350 Certification for Chief Financial Officer.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.PRE	XBRL Taxonomy Presentation Linkbase Document.

*101.LAB	XBRL Taxonomy Label Linkbase Document.

*101.CAL	XBRL Taxonomy Calculation Linkbase Document.

*101.DEF	XBRL Definition Linkbase Document.

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

OMEGA PROTEIN CORPORATION
(Registrant)

May 7, 2014	By:	/s/ Andrew C. Johannesen
Andrew C. Johannesen
Executive Vice President, Chief Financial Officer