Form 10-Q
period 2014-06-30
OMEGA PROTEIN CORP
filed 2014-08-06
CIK 1053650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Yes      No X .

Number of shares outstanding of the Registrant's Common Stock, par value $0.01 per share, on July 31, 2014: 21,090,048.

OMEGA PROTEIN CORPORATION

OMEGA PROTEIN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

(Dollars in thousands)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements and Notes

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$40,214	$34,059
Receivables, net	31,304	21,140
Inventories	79,860	94,339
Deferred tax asset, net	904	1,062
Prepaid expenses and other current assets	5,582	3,915
Total current assets	157,864	154,515
Other assets, net	2,815	5,234
Property, plant and equipment, net	154,431	144,113
Goodwill	19,600	19,600
Other intangible assets, net	7,596	7,932
Total assets	$342,306	$331,394

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$2,564	$3,112
Accounts payable	4,074	5,380
Accrued liabilities	25,910	29,145
Total current liabilities	32,548	37,637
Long-term debt, net of current maturities	19,827	21,130
Deferred tax liability, net	20,375	19,351
Pension liabilities, net	3,246	4,117
Other long-term liabilities	2,142	1,929
Total liabilities	78,138	84,164

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 authorized shares; none issued	—	—
Common Stock, $0.01 par value; 80,000,000 authorized shares; 21,099,066 and 20,804,189 shares issued and 21,094,443 and 20,804,189 shares outstanding at June 30, 2014 and December 31, 2013, respectively	205	203
Capital in excess of par value	138,557	136,428
Retained earnings	131,411	116,807
Treasury stock, at cost – 4,623 shares	(57)	—
Accumulated other comprehensive loss	(5,948)	(6,208)
Total stockholders’ equity	264,168	247,230
Total liabilities and stockholders’ equity	$342,306	$331,394

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OMEGA PROTEIN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues	$71,913	$41,777	$135,413	$90,700
Cost of sales	51,489	28,494	94,496	65,320
Gross profit	20,424	13,283	40,917	25,380

Selling, general, and administrative expense	6,526	6,030	12,619	12,473
Research and development expense	544	565	1,028	1,120
Loss related to plant closure	2,616	—	3,939	—
Loss (gain) on disposal of assets	(14)	(2)	233	374
Operating income	10,752	6,690	23,098	11,413
Interest income	5	2	13	10
Interest expense	(135)	(481)	(382)	(873)
Other expense, net	(118)	(98)	(174)	(181)
Income before income taxes	10,504	6,113	22,555	10,369
Provision for income taxes	3,871	2,123	7,951	3,534
Net income	6,633	3,990	14,604	6,835

Other comprehensive income (loss):
Energy swap adjustment, net of tax benefit of $10, $195, $20 and $56, respectively	(19)	(363)	(37)	(106)
Pension benefits adjustment, net of tax expense of $80, $135, $160 and $270, respectively	148	251	297	502
Comprehensive income	$6,762	$3,878	$14,864	$7,231
Basic earnings per share (See Note 13)	$0.32	$0.20	$0.70	$0.34
Weighted average common shares outstanding	20,428	19,779	20,392	19,623
Diluted earnings per share (See Note 13)	$0.31	$0.19	$0.68	$0.33
Weighted average common shares and potential common share equivalents outstanding	21,105	20,581	21,062	20,399

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OMEGA PROTEIN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$14,604	$6,835
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,335	10,253
Loss on plant closure	1,956	—
Loss (gain) on disposal of assets	233	374
Provisions for losses on receivables	24	24
Share based compensation	944	891
Deferred income taxes	1,110	1,409
Changes in assets and liabilities:
Receivables	(10,188)	(2,671)
Inventories	14,271	(15,763)
Prepaid expenses and other current assets	(1,724)	(1,515)
Other assets	1,679	5,874
Accounts payable	(1,306)	(301)
Accrued liabilities	(1,718)	(2,536)
Pension liability, net	(482)	(246)
Other long term liabilities	(2)	30
Net cash provided by operating activities	29,736	2,658
Cash flows from investing activities:
Proceeds from disposition of assets	193	161
Acquisition of Wisconsin Specialty Protein, net of cash acquired	—	(26,779)
Capital expenditures	(23,268)	(12,897)
Net cash used in investing activities	(23,075)	(39,515)
Cash flows from financing activities:
Principal payments of long-term debt	(1,851)	(1,569)
Principal payments of capital lease obligation	—	(309)
Purchase treasury stock at cost	(57)	—
Proceeds from stock options exercised	946	3,048
Excess tax benefit of stock options exercised	456	1,147
Net cash provided by (used in) financing activities	(506)	2,317
Net increase (decrease) in cash and cash equivalents	6,155	(34,540)
Cash and cash equivalents at beginning of year	34,059	55,998
Cash and cash equivalents at end of period	$40,214	$21,458

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

In the opinion of management the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the Company’s consolidated financial position as of June 30, 2014, and the results of its operations for the three month and six month periods ended June 30, 2014 and 2013 and its cash flows for the six month periods ended June 30, 2014 and 2013. Quarterly operating results are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

Certain amounts applicable to the prior periods have been reclassified to conform to the classifications currently followed. For the six months ended June 30, 2013, the Company reclassified $0.3 million of cash flows from investing activities to cash flows from operating activities related to accrued capital expenditures.  This revision was not considered to be material, individually or in the aggregate, to previously issued financial statements. The revisions had no effect on the results of operations (net or comprehensive income) or financial condition (stockholders’ equity).

Revenue Recognition

The Company derives revenue principally from the sales of a variety of protein and oil products derived from menhaden. In addition and as a result of its acquisitions of Cyvex, InCon and WSP, the Company’s revenues also include sales of dietary supplement ingredients to the nutraceutical industry and whey protein products to the food and nutritional supplement industries. The Company recognizes revenue for the sale of its products when price is established, collectability is reasonably assured and risk and rewards of ownership of its products and title are transferred to the customer.

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

				(in thousands)
Energy Swap	Consumption Period	Quantity	Price Per Unit	Energy Swap Asset/(Liability) as of June 30, 2014	Deferred Tax Asset/(Liability) as of June 30, 2014
Diesel - NYMEX Heating Oil Swap	July – Nov., 2014	1,440,569 Gallons	$2.92	$94	$(33)
Natural Gas - NYMEX Natural Gas Swap	July – Oct., 2014	223,750 MMBTUs	$3.79	143	(50)
Propane – Natural Gas Liquids Swap	July – Nov., 2014	583,000 Gallons	$1.09	(18)	6
Natural Gas - NYMEX Natural Gas Swap	Apr. – Oct., 2015	114,000 MMBTUs	$4.09	—	—
				$219	$(77)

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

				(in thousands)
Energy Swap	Consumption Period	Quantity	Price Per Unit	Energy Swap Asset/(Liability) as of December 31, 2013	Deferred Tax Asset/(Liability) as of December 31, 2013
Diesel - NYMEX Heating Oil Swap	Oct. – Nov., 2013	998,700 Gallons	$2.88	$132	$(46)
Natural Gas - NYMEX Natural Gas Swap	Apr. – Oct., 2014	307,374 MMBTUs	$3.67	143	(50)
				$275	$(96)

As of June 30, 2014 and December 31, 2013, Omega Protein has recorded a current asset in prepaid expenses of $0.2 and $0.3, million, respectively, to recognize the fair value of energy swap derivatives, and has also recorded a deferred tax liability of $0.1 million associated therewith. The effective portion of the change in fair value from inception to June 30, 2014 is recorded in “accumulated other comprehensive loss” in the Company’s consolidated financial statements. The following table illustrates the changes recorded, net of tax, in accumulated other comprehensive loss resulting from the energy swap agreements (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Beginning balance	$161	$285	$179	$28
Net (gain) loss, net of tax, reclassified to unallocated inventory cost pool	(90)	(16)	(90)	(16)
Net change associated with current period swap transactions, net of tax	71	(347)	53	(90)
Ending balance	$142	$(78)	$142	$(78)

The $0.1 million reported in accumulated other comprehensive loss as of June 30, 2014 will be reclassified to inventory in the period when the energy consumption takes place. The amount to be reclassified, net of taxes, during the next 12 months is expected to be approximately $0.1 million.

The aggregate fair value of derivative instruments in gross asset positions as of June 30, 2014 and December 31, 2013 was $0.2 and $0.3 million. These amounts represent the maximum exposure to loss at the reporting date as a result of all of the counterparties failing to perform as contracted. This exposure could be reduced by up to $29,000 and $0, respectively, of liabilities included in master netting arrangements with those same counterparties.

As of June 30, 2014 (in thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts of Assets (Liabilities) Offset	Net Amounts of Assets (Liabilities) Presented in the Balance Sheet
Energy swap derivatives – asset position	$248	$(29)	$219

As of December 31, 2013 (in thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts of Assets (Liabilities) Offset	Net Amounts of Assets (Liabilities) Presented in the Balance Sheet
Energy swap derivatives – asset position	$275	$-	$275

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

If, at any time, the swaps are determined to be ineffective, in whole or in part, due to changes in the Company’s energy usage or underlying hedge agreements or assumptions, the fair value of the portion of the energy swaps determined to be ineffective will be recognized as a gain or loss in cost of sales for the applicable period. For the six months ended June 30, 2013, the Company included an expense of $0.1 million in cost of sales resulting from transactions associated with the ineffectiveness of diesel energy swaps. See Note 16 – Fair Value Disclosures for additional information.

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

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive (loss) gain, net of tax, included in stockholders’ equity are as follows:

Changes in Accumulated Other Comprehensive Loss by Component

For the Six Months Ended June 30, 2014 (in thousands)

	Gains and Losses On Cash Flow Hedges		Defined Benefit Pension Items		Total
Beginning balance December 31, 2013	$179		$(6,387)		$(6,208)
Other comprehensive loss before reclassifications	53		—		53
Amounts reclassified from accumulated other comprehensive loss	(90)	(a)	297	(b)	207
Net current-period other comprehensive income	(37)		297		260
Ending balance June 30, 2014	$142		$(6,090)		$(5,948)

Changes in Accumulated Other Comprehensive Loss by Component

For the Six Months Ended June 30, 2013 (in thousands)

	Gains and Losses On Cash Flow Hedges		Defined Benefit Pension Items		Total
Beginning balance December 31, 2012	$28		$(9,952)		$(9,924)
Other comprehensive loss before reclassifications	(90)		—		(90)
Amounts reclassified from accumulated other comprehensive loss	(16)	(a)	502	(b)	486
Net current-period other comprehensive income	(106)		502		396
Ending balance June 30, 2013	$(78)		$(9,450)		$(9,528)

(a)	This accumulated other comprehensive income component is reclassified to the unallocated inventory cost pool in the period when the energy consumption takes place.

(b)	This accumulated other comprehensive income component is included in the computation of net periodic pension costs as amortization of actuarial loss which are explained in more detail in Note 16 to the consolidated financial statements in Item 8 of the Company’s Form 10-K for the fiscal year ended December 31, 2013.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers.  This ASU amends the existing accounting standards for revenue recognition and is based on the principle that revenue should be recognized to depict the transfer of goods or services to a customer at an amount that reflects the consideration a company expects to receive in exchange for those goods or services.  The Company is required to adopt this ASU on January 1, 2017.  The Company does not expect this ASU to have a material impact on its Company’s consolidated results of operations, financial position and related disclosures.

In April 2014, the FASB issued ASU No. 2014-08 that changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has or will have a major effect on an entity's operations and financial results. The new standard is effective in annual periods beginning on or after December 15, 2014 with early adoption permitted. The guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. The Company’s adoption of FASB ASU No. 2014-08 is not expected to impact on the Company’s consolidated results of operations, financial position and related disclosures.

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

Net income for the three months ended June 30, 2013 includes $0.2 million ($0.1 million after-tax), respectively, of stock-based compensation costs related to stock options. Net income for the six months ended June 30, 2013 includes $0.3 million ($0.2 million after-tax), respectively, of stock-based compensation costs related to stock options. The stock-based compensation costs related to stock options are recorded primarily in selling, general and administrative expenses in the unaudited condensed consolidated statement of comprehensive income. As of June 30, 2014 there was $0 of unrecognized compensation costs related to non-vested stock options that is expected to be recognized during the remainder of fiscal year 2014.

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

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

During the six month periods ended June 30, 2014 and 2013, the Company issued 117,885 and 25,000 shares of restricted stock, respectively, under the 2006 Incentive Plan to employees and non-employee directors. The Company’s compensation expense related to restricted stock, which is primarily reflected in selling, general and administrative expenses in the unaudited condensed consolidated statement of comprehensive income, was approximately $0.4 million and $0.3 million ($0.3 million and $0.2 million after tax) for the three months ended June 30, 2014 and 2013, respectively. The Company’s compensation expense related to restricted stock was approximately $0.7 million and $0.5 million ($0.5 million and $0.3 million after tax) for the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014, there was approximately $2.0 million ($1.3 million after tax) of unrecognized compensation expense related to non-vested restricted stock that is expected to be recognized over a weighted-average period of 1.0 years, of which $0.9 million ($0.6 million after-tax) of compensation expense is expected to be recognized during the remainder of fiscal year 2014.

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

The Company’s compensation expense related to performance units was approximately $0.1 million and $0.2 million for the three and six months ended June 30, 2014, respectively, which is primarily reflected in selling, general and administrative expenses in the unaudited condensed consolidated statement of comprehensive income. As of June 30, 2014, there was approximately $1.4 million of unrecognized compensation cost related to performance units that is expected to be recognized over the next 2.5 years, of which $0.3 million of compensation expense is expected to be recognized during the remainder of fiscal year 2014.

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

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

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

	Revenue	Net income (loss)
	(in thousands)
WSP from February 27, 2013 – June 30, 2013	$3,254	$(37)
2013 supplemental pro forma from January 1, 2013 – June 30, 2013	$92,768	$6,838

NOTE 3. PLANT CLOSURE

In December 2013, the Company effectively closed its menhaden fish processing plant located in Cameron, Louisiana and re-deployed certain vessels from that facility to the Company’s other Gulf Coast facilities located in Abbeville, Louisiana and Moss Point, Mississippi. In conjunction with the closure, the following charges were incurred in the Company’s consolidated statements of comprehensive income for the three and six months ended June 30, 2014 and cumulative to date:

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014	Cumulative to Date
	(in thousands)
Impairment of property, plant and equipment	$1,647	$1,739	$6,535
Write-off material and supplies inventory	—	17	114
Employee severance costs	26	240	585
Estimated decommissioning costs	—	—	250
Other ongoing closure costs not attributable to future production	943	1,943	3,052
Total loss related to plant closure	$2,616	$3,939	$10,536

In addition to the above recognized losses, the Company expects that it may have additional losses related to additional impairment of property, plant and equipment, ongoing employee severance expenses and ongoing costs not attributable to future production such as clean-up and disassembly.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

NOTE 4. RECEIVABLES, NET

Receivables as of June 30, 2014 and December 31, 2013 are summarized as follows:

	June 30, 2014	December 31, 2013
	(in thousands)
Trade	$29,106	$18,689
Insurance	1,718	1,806
Income tax	803	714
Other	40	310
Total accounts receivable	31,667	21,519
Less allowance for doubtful accounts	(363)	(379)
Receivables, net	$31,304	$21,140

NOTE 5. INVENTORY

The major classes of inventory as of June 30, 2014, December 31, 2013 and June 30, 2013 are summarized as follows:

	June 30,2014	December 31, 2013	June 30, 2013
	(in thousands)
Fish meal	$17,577	$30,119	$16,176
Fish oil	14,271	41,081	23,312
Fish solubles	1,252	2,599	1,055
Nutraceutical products	4,862	3,650	3,828
Dairy protein products	2,332	1,355	1,520
Unallocated inventory cost pool (including off-season costs)	30,293	6,655	26,658
Other materials and supplies	9,273	8,880	10,795
Total inventory	$79,860	$94,339	$83,344

Inventory at June 30, 2014, December 31, 2013 and June 30, 2013 is stated at the lower of cost or market. The elements of June 30, 2014 unallocated inventory cost pool include Omega Protein’s plant and vessel related labor, utilities, rent, repairs and depreciation, which are allocated to inventories produced through the 2014 fishing season.

NOTE 6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of June 30, 2014 and December 31, 2013 are summarized below:

	June 30, 2014	December 31, 2013
	(in thousands)
Prepaid insurance	$4,561	$2,422
Selling expenses	193	869
Fair market value of energy swaps, current portion	218	275
Whey process filters	139	38
Leases	101	53
Other prepaids and expenses	370	258
Total prepaid expenses and other current assets	$5,582	$3,915

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

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

NOTE 7. OTHER ASSETS

Other assets as of June 30, 2014 and December 31, 2013 are summarized as follows:

	June 30, 2014	December 31, 2013
	(in thousands)
Fish nets, net of accumulated amortization of $2,034 and $2,610	$1,415	$1,517
Insurance receivable	785	3,048
Title XI debt issuance costs	256	272
Other debt issuance costs	253	299
Deposits and other	106	98
Total other assets, net	$2,815	$5,234

Amortization expense for fishing nets amounted to approximately $0.3 million for the three months ended June 30, 2014 and 2013 and $0.7 million for the six months ended June 30, 2014 and 2013.

As of June 30, 2014 and December 31, 2013, insurance receivables primarily relates to Jones Act claims for employees aboard its vessels. This estimated amount is recorded gross of estimated claims which may be due to claimants and is included in accrued insurance liabilities.

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

NOTE 8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of June 30, 2014 and December 31, 2013 are summarized as follows:

	June 30, 2014	December 31, 2013
	(in thousands)
Land	$7,457	$7,457
Plant assets	161,761	159,337
Fishing vessels	110,452	101,745
Furniture and fixtures	7,090	7,091
Construction in progress	26,409	16,846
Total property and equipment	313,169	292,476
Less accumulated depreciation and impairment	(158,738)	(148,363)
Property, plant and equipment, net	$154,431	$144,113

Depreciation expense for the three months ended June 30, 2014 and 2013 was $4.6 million and $4.7 million, respectively, and $9.3 million and $9.3 million for the six months ended June 30, 2014 and 2013, respectively.

The Company capitalizes interest as part of the acquisition cost of a qualifying asset. Interest is capitalized only during the period of time required to complete and prepare the asset for its intended use. For the three months ended June 30, 2014 and 2013, the Company capitalized interest of approximately $0.2 million and $26,000, respectively. For the six months ended June 30, 2014 and 2013, the Company capitalized interest of approximately $0.4 million and $0.1 million, respectively.

In December 2013, the Company closed its Cameron, Louisiana menhaden processing plant and re-deployed some of its harvesting and processing assets to the three remaining menhaden processing plants. As a result of the closure, the Company recognized a cumulative $6.5 million in impairment of its fixed assets that it does not plan to use in future operations. For more information see Note 3 – Plant Closure.

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

Goodwill is tested annually for impairment of value, and whenever an event occurs or circumstances change that would more likely than not indicate the carrying amount of the asset is impaired. Determining whether an indicator of impairment has occurred during an interim period involves a significant amount of judgment.  During the interim periods, qualitative factors such as deterioration in general economic conditions, changes in the market for an entity’s products or services, declines in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods, among others, are evaluated to determine if a triggering event which would result in a potential impairment has incurred.

As of the December 31, 2013, the results of the annual quantitative tests did not result in any impairment of goodwill because the fair values of each of the reporting units exceeded their respective carrying values. Specifically, our two reporting units, InCon/Cyvex and WSP, each had calculated fair values that were 21% in excess of their carrying values.  Additionally, the calculated fair value of InCon’s trade secrets exceeded its carrying value by 5%.  Key assumptions in the fair value calculations include discount rates and future sales volumes, prices and production costs.  It should be noted that these assumptions are highly subjective given the early stage and transitional nature of the businesses, and the use of different assumptions could produce significantly different fair values and, potentially, impairments.

Our annual quantitative tests have assumed increasing cash flows over the next several years, based on anticipated sales growth and improved profitability; through the six months ended June 30, 2014, the two reporting units have not achieved the assumed results.  If future cash flow expectations decline sufficiently, the estimated fair values could be reduced and potentially result in a material impairment in a subsequent period.

The following table summarizes the changes in the carrying amount of goodwill resulting from the Company’s acquisitions of WSP, Cyvex and InCon (in thousands):

	WSP	Cyvex and Incon	Total
January 1, 2014	$11,614	7,986	$19,600
Acquisitions	—	—	—
June 30, 2014	$11,614	7,986	$19,600

The following table summarizes the Company’s intangible assets (dollars in thousands):

	June 30, 2014	December 31, 2013	Weighted Average Life (years)
Carrying value of intangible assets subject to amortization:
Customer relationships and non-competes	$5,930	$5,930
Less accumulated amortization	(949)	(613)	10
Total intangible assets subject to amortization, net	$4,981	$5,317
Indefinite life intangible assets – trade names/secrets and other	2,615	2,615
Total intangible assets	$7,596	$7,932

Amortization expense of the Company’s intangible assets for the three months ended June 30, 2014 and 2013 was approximately $0.2 million and for the six months ended June 30, 2014 and 2013 was approximately $0.3 million. Estimated future amortization expense related to intangible assets is as follows (in thousands):

Remainder of 2014	$329
2015	655
2016	654
2017	654
Thereafter	2,689
Total estimated future amortization expense	$4,981

The Company’s goodwill and other intangible assets are more fully explained in Note 11 to the consolidated financial statements in Item 8 of the Company’s Form 10-K for the fiscal year ended December 31, 2013.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

NOTE 10. NOTES PAYABLE AND LONG-TERM DEBT

At June 30, 2014 and December 31, 2013, the Company's long-term debt consisted of the following:

	June 30,	December 31,
	2014	2013
	(in thousands)
U.S. government guaranteed obligations (Title XI loans) collateralized by a first lien on certain vessels and certain plant assets:
Amounts due in installments through 2025, interest from 5.7% to 7.0%	$22,381	$24,211
Amounts due in installments through 2014, interest at Eurodollar rates plus 0.5% (0.7% and 0.7% at June 30, 2014 and December 31, 2013, respectively)	10	31
Total debt	22,391	24,242
Less current maturities	(2,564)	(3,112)
Long-term debt	$19,827	$21,130

The Title XI loans are secured by certain liens on the Company’s fishing vessels and mortgages on the Company’s Reedville, Virginia and Abbeville, Louisiana plants.

In June 2011, pursuant to the Title XI program, the United States Department of Commerce Fisheries Finance Program (the “FFP”) approved a financing application made by the Company in the amount of $10.0 million (the “Approval Letter”) which expires on June 20, 2016. To date, the Company has not borrowed any amounts under the Approval Letter and its ability to do so may be adversely affected by an EPA notice that the Company’s Omega Protein subsidiary is ineligible, as a result of its previous convictions under the Clean Water Act, for receipt of government contracts or benefits in certain cases. See “Risk Factors - If our Omega Protein subsidiary fails to comply with the terms of its probation under a plea agreement entered into in June 2013, we could be subject to criminal prosecution” in the Company’s Form 10-K for the year ended December 31, 2013 for further detail on this EPA notice. As of June 30, 2014, the Company had approximately $22.4 million of borrowings outstanding under Title XI and was in compliance with all of the covenants contained therein.

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

All Loans and all other obligations outstanding under the Loan Agreement are payable in full on March 21, 2017. As of June 30, 2014 and December 31, 2013, the Company had no amounts outstanding under the $60 million Loan Agreement and approximately $3.5 million in letters of credit. As of June 30, 2014, the Company was in compliance with all financial covenants under the Loan Agreement. The Company has no off-balance sheet arrangements other than normal operating leases and standby letters of credit.

The Company’s notes payable and long-term debt are more fully explained in Note 12 to the consolidated financial statements in Item 8 of the Company’s Form 10-K for the fiscal year ended December 31, 2013.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

NOTE 11. ACCRUED LIABILITIES

Accrued liabilities as of June 30, 2014 and December 31, 2013 are summarized as follows:

	June 30,	December 31,
	2014	2013
	(in thousands)
Insurance	$5,405	$7,222
Reserve for plant closure costs	478	595
Salary and benefits	9,240	9,423
Trade creditors	6,825	5,100
Taxes, other than income tax	1,035	64
Income tax	1,427	4,132
Deferred revenue	1,147	2,362
Accrued interest	190	200
Other	163	47
Total accrued liabilities	$25,910	$29,145

As of June 30, 2014 and December 31, 2013, deferred revenue represents payments primarily received from international customers related to revenues which were not recognized until the subsequent period due to revenue recognition criteria.

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

The annual earn-out payments, if any, will be estimated on a quarterly basis and paid subsequent to year end. The Company will record the estimated contractual obligation as compensation expense during each year as it is deemed probable that such amount will be payable. In addition, the earn-out payments are subject to certain reductions associated with future InCon capital expenditures and forfeitures based on termination of employment of a Seller. For the six months ended June 30, 2014 and year ended December 31, 2013, the Company has not recorded an annual earn-out estimate.

Legal Contingencies

The Company has been named in a lawsuit filed in federal court in the Southern District of Mississippi in connection with the death of an employee at the Company’s Moss Point, Mississippi plant in April 2012. The lawsuit alleges that the Company intentionally caused the employee’s death, a claim that the Company emphatically denies. The Company believes that the claim is covered by the state’s workers compensation statute which provides that worker compensation benefits are the exclusive remedy for a work-related injury or death under these circumstances. The Company has filed a motion for summary judgment asking the court to dismiss the claim. If the court does not grant the Company’s motion, the case is currently set for trial in October 2014. The Company intends to contest the claim vigorously.

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

Three Months Ended June 30:	2014		2013
Allocation of earnings:
Net income	$6,633		$3,990
Income allocated to participating securities	(171)		(88)
Income allocated to common shares outstanding	$6,462		$3,902

Weighted average common shares outstanding	20,428		19,779
Basic earnings per share		0.32		0.20
Stock options assumed exercised	677		802
Weighted average diluted common shares and potential common share equivalents outstanding	21,105		20,581

Diluted earnings per share		0.31		0.19

Six Months Ended June 30:	2014		2013
Allocation of earnings:
Net income	$14,604		$6,835
Income allocated to participating securities	(364)		(149)
Income allocated to common shares outstanding	$14,240		$6,686

Weighted average common shares outstanding	20,392		19,623
Basic earnings per share		0.70		0.34
Stock options assumed exercised	670		776
Weighted average diluted common shares and potential common share equivalents outstanding	21,062		20,399
Diluted earnings per share		0.68		0.33

Options to purchase the following number of shares of common stock (in thousands) were outstanding during the three and six months ended June 30, 2014 and 2013 but were excluded from the computation of diluted earnings per share because the adjusted exercise prices of the options based upon the assumed proceeds were greater than the average market price of the shares during that period.

Three Months Ended June 30,		Six Months Ended June 30,
2014	2013	2014	2013
130	135	130	1,311

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

NOTE 14. COMPONENTS OF NET PERIODIC BENEFIT COST

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Service cost	$—	$—	$—	$—
Interest cost	274	248	548	496
Expected return on plan assets	(298)	(253)	(596)	(506)
Amortization of prior service costs	—	—	—	—
Amortization of net loss	229	386	458	772
Net periodic pension cost	$205	$381	$410	$762

For the six months ended June 30, 2014 and 2013, the Company contributed approximately $0.8 million and $0.7 million, respectively, to the Company’s pension plan. The Company expects to make contributions of $1.1 million to the pension plan during the remainder of 2014.

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

The tables below present information about reported segments for three months ended June 30, 2014 and 2013 (in thousands). It should be noted that all cash and cash equivalent balances have been included in the identifiable assets of the unallocated segment.

June 30, 2014	Animal Nutrition	Human Nutrition	Unallocated	Total
Revenue (1)	$65,264	$6,649	$—	$71,913
Cost of sales	45,501	5,988	—	51,489
Gross profit	19,763	661	—	20,424
Selling, general and administrative expenses (including research and development)	636	2,067	4,367	7,070
Loss related to plant closure	2,616	—	—	2,616
Other (gains) and losses	(14)	—	—	(14)
Operating income (loss)	$16,525	$(1,406)	$(4,367)	$10,752
Depreciation and amortization	$4,374	$699	$45	$5,118
Identifiable assets	$224,416	$76,734	$41,156	$342,306
Capital expenditures	$5,761	$4,692	$—	$10,453

(1) Excludes revenue from internal customers of $0.7 million for fish oil that was transferred from the animal nutrition segment to the human nutrition segment at cost.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

June 30, 2013	Animal Nutrition	Human Nutrition(2)	Unallocated	Total
Revenue (3)	$34,453	$7,324	$—	$41,777
Cost of sales	22,786	5,708	—	28,494
Gross profit	11,667	1,616	—	13,283
Selling, general and administrative expenses (including research and development)	662	1,861	4,072	6,595
Other (gains) and losses	(2)	—	—	(2)
Operating income (loss)	$11,007	$(245)	$(4,072)	$6,690
Depreciation and amortization	$4,472	$632	$172	$5,276
Identifiable assets	$227,462	$57,861	$23,002	$308,325
Capital expenditures	$5,741	$324	$119	$6,184

(2) Includes revenues and related expenses for WSP.

(3) Excludes revenue from internal customers of $0.4 million for fish oil that was transferred from the animal nutrition segment to the human nutrition segment at cost.

The tables below present information about reported segments for the six months ended June 30, 2014 and 2013 (in thousands).

June 30, 2014	Animal Nutrition	Human Nutrition	Unallocated	Total
Revenue (4)	$120,534	$14,879	$—	$135,413
Cost of sales	81,668	12,828	—	94,496
Gross profit	38,866	2,051	—	40,917
Selling, general and administrative expenses (including research and development)	1,189	3,988	8,470	13,647
Loss related to plant closure	3,939	—	—	3,939
Other (gains) and losses	42	191	—	233
Operating income (loss)	$33,696	$(2,128)	$(8,470)	$23,098
Depreciation and amortization	$8,742	$1,400	$193	$10,335
Identifiable assets	$224,416	$76,734	$41,156	$342,306
Capital expenditures	$10,358	$12,901	$9	$23,268

(4) Excludes revenue from internal customers of $1.4 million for fish oil that was transferred from the animal nutrition segment to the human nutrition segment at cost.

June 30, 2013	Animal Nutrition	Human Nutrition(5)	Unallocated	Total
Revenue (6)	$76,790	$13,910	$—	$90,700
Cost of sales	53,880	11,440	—	65,320
Gross profit	22,910	2,470	—	25,380
Selling, general and administrative expenses (including research and development)	1,290	3,157	9,146	13,593
Other (gains) and losses	374	—	—	374
Operating income (loss)	$21,246	$(687)	$(9,146)	$11,413
Depreciation and amortization	$8,821	$1,070	$362	$10,253
Identifiable assets	$227,462	$57,861	$23,002	$308,325
Capital expenditures	$12,046	$613	$238	$12,897

(5) Includes revenues and related expenses for WSP from February 27, 2013 through June 30, 2013.

(6) Excludes revenue from internal customers of $1.0 million for fish oil that was transferred from the animal nutrition segment to the human nutrition segment at cost.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

A reconciliation of total segment operating income to total earnings from operations before income taxes for the three and six months ended June 30, 2014 and 2013 is as follows (in thousands):

	Three Months Ended June 30,
	2014	2013
Operating income for reportable segments	$10,752	$6,690
Interest income	5	2
Interest expense	(135)	(481)
Other expense, net	(118)	(98)
Income before income taxes	$10,504	$6,113

	Six Months Ended June 30,
	2014	2013
Operating income for reportable segments	$23,098	$11,413
Interest income	13	10
Interest expense	(382)	(873)
Other expense, net	(174)	(181)
Income before income taxes	$22,555	$10,369

NOTE 16. FAIR VALUE DISCLOSURES

The following disclosures of the estimated fair value of financial instruments are made in accordance with the requirements of FASB ASC 825-10-50, Disclosure About Fair Value of Financial Instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.

The carrying values and respective fair values of the Company’s long-term debt are presented below (in thousands). The fair value of the Company’s long-term debt is estimated based on the quoted market prices available to the Company for issuance of similar debt with similar terms at June 30, 2014 and December 31, 2013.

	June 30,	December 31,
	2014	2013
Long-term Debt (Level 2):
Carrying Value	$22,391	$24,242
Estimated Fair Value	$23,791	$25,285

The following tables set forth by level within the fair value hierarchy the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2014 and December 31, 2013. As required by FASB ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	June 30, 2014
	Fair Value Measurements Using			Assets
	Level 1	Level 2	Level 3	(Liabilities) at Fair Value
Assets (Liabilities) (in thousands)
Energy swap	$—	$219	$—	$219
Total Assets (Liabilities)	$—	$219	$—	$219

	December 31, 2013
	Fair Value Measurements Using			Assets
	Level 1	Level 2	Level 3	(Liabilities) at Fair Value
Assets (Liabilities) (in thousands)
Energy swap	$—	$275	$—	$275
Total Assets (Liabilities)	$—	$275	$—	$275

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

Forward-looking statements in this Form 10-Q, future filings by the Company with the Securities and Exchange Commission (the “Commission” or “SEC”), the Company’s press releases and oral statements by authorized officers of the Company are intended to be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainty. The Company believes that forward-looking statements made by it are based on reasonable expectations; however, no assurances can be given that actual results will not differ materially from those contained in such forward-looking statements. Forward-looking statements include statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include the words “estimate,” “project,” “anticipate,” “expect,” “predict,” “assume,” “believe,” “could,” “would,” “hope,” “may,” or similar expressions. In evaluating those statements, you should carefully consider the information above as well as the risks outlined in Item 1A. Risk Factors in our 2013 Form 10-K and this Form 10-Q.

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

OMEGA PROTEIN CORPORATION

Company Overview

Revenues Composition. The following table sets forth Omega Protein’s revenues by product (in millions) and the approximate percentage of total revenues represented thereby, for the indicated periods:

	Three Months Ended June 30,
	2014		2013
	Revenues	Percent	Revenues	Percent
Fish Meal	$37.4	52.0%	$26.0	62.2%
Fish Oil	21.3	29.6	1.7	4.1
Refined Fish Oil	5.7	7.9	5.7	13.6
Fish Solubles and Other	0.9	1.3	1.1	2.6
Dietary Supplement and Food Ingredients and Products	6.6	9.2	7.3	17.5
Total	$71.9	100.0%	$41.8	100.0%

	Six Months Ended June 30,
	2014		2013
	Revenues	Percent	Revenues	Percent
Fish Meal	$65.9	48.6%	$53.4	58.9%
Fish Oil	41.3	30.5	9.6	10.6
Refined Fish Oil	11.2	8.3	11.2	12.3
Fish Solubles and Other	2.1	1.6	2.6	2.9
Dietary Supplement and Food Ingredients and Products	14.9	11.0	13.9	15.3
Total	$135.4	100.0%	$90.7	100.0%

The following table sets forth Omega Protein’s revenues by geography (in millions) and the approximate percentage of total revenues represented thereby, for the indicated periods:

	Three Months Ended June 30,
	2014		2013
	Revenues	Percent	Revenues	Percent

Domestic Revenues	$30.9	43.0%	$28.8	68.9%
Export Revenues	41.0	57.0	13.0	31.1
Total	$71.9	100.0%	$41.8	100.0%

	Six Months Ended June 30,
	2014		2013
	Revenues	Percent	Revenues	Percent

Domestic Revenues	$63.7	47.0%	$55.8	61.6%
Export Revenues	71.7	53.0	34.9	38.4
Total	$135.4	100.0%	$90.7	100.0%

 Animal Nutrition Products

2014 Fishing Information.  At June 30, 2014, Omega Protein owned a fleet of 39 vessels and 31 spotter aircraft for use in its fishing operations and also leased additional aircraft where necessary to facilitate operations. During the 2014 fishing season in the Gulf of Mexico, which runs from mid-April through October, Omega Protein is operating 21 fishing and carry vessels and 19 spotter aircraft. The fishing area in the Gulf is generally located along the Gulf Coast, with a concentration off the Louisiana and Mississippi coasts. The fishing season along the Atlantic coast began in mid-May and can extend into early December. During the 2014 season, Omega Protein is operating 7 fishing vessels and 7 leased spotter aircraft along the Mid-Atlantic coast. The remaining fleet of fishing vessels and spotter aircraft are not routinely operated during the fishing season and are back-up to the active fleet, used for other transportation purposes, inactive, in the process of refurbishment in the Company’s shipyard or held for disposal. Historical fish catch and production results at the end of the second quarter for the past five years are as follows:

	2014	2013	2012	2011	2010
Fish catch in tons as of June 30,	109,359	124,612	229,564	188,403	166,552
Fish meal, oil and solubles production in tons (excludes refined)	35,882	49,542	75,242	65,848	58,164

OMEGA PROTEIN CORPORATION

The Company cautions that because of the volatility of fish catch generally, partial year catch numbers are not indicative of results that may be expected for a full year. In addition, fish catch, yields and production, which affect inventory costs and volumes available for sale, fluctuate from year to year and month to month. The Company’s 2014 fish catch and related production results through June 30, 2014 have been the lowest in its recent history. For illustrative purposes, the Company’s fish meal, oil and solubles production for the 2014 fishing season through June 30, 2014 is lower by 41% compared to the Company’s five year fish meal, oil and solubles production average. This reduction is due in part to the Company’s decision to close its Cameron, Louisiana facility and fish three less vessels, and the limit on fish caught in the Atlantic Ocean enacted before the 2013 fishing season. Additionally, short term conditions such as weather and migratory fish patterns may have also negatively impacted fish catch and production in the Gulf of Mexico. The impact of the low fish meal, oil and solubles production could result in significantly higher per unit inventory cost and fewer volumes available for future sale. These higher unit costs and fewer volumes available for sale have adversely impacted financial results for the second quarter of 2014 and could adversely affect financial results through the second quarter of 2015 if production does not increase.

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

Sales Contracts. Omega Protein generally sells most of its products on up to a twelve-month forward contract basis with the balance sold on a spot basis through purchase orders or under longer-term forward contracts. Omega Protein’s sales contracts generally contain force majeure and other production allocation provisions. Historically, fish meal and fish oil sold on a forward contract basis has fluctuated from year to year based upon perceived market availability and forward price expectations. As of June 30, 2014, Omega Protein had sold forward on a contract basis approximately 65,000 short tons of fish meal and 10,000 metric tons of fish oil for 2014, contingent on 2014 production and product availability. Of these 2014 forward sales, the majority was contracted during 2014. As a basis of comparison, as of June 30, 2013, Omega Protein had sold forward on a contract basis approximately 65,000 short tons of fish meal and 20,000 metric tons of fish oil for 2013.

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

Customers and Marketing.    Most of Omega Protein’s marine products are sold directly to approximately 200 customers by Omega Protein’s agriproducts sales department, while a smaller amount is sold through independent sales agents and the Company’s human nutrition segment. Omega Protein’s animal nutrition segment product inventory was $33.1 million as of June 30, 2014 versus $73.8 million as of December 31, 2013.

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

OMEGA PROTEIN CORPORATION

A number of countries in which Omega Protein currently sells products impose various tariffs and duties, none of which have a significant impact on Omega Protein’s foreign sales. Certain of these duties have been reduced in recent years for certain countries under the North American Free Trade Agreement and the Uruguay Round Agreement of the General Agreement on Tariffs and Trade. In all cases, Omega Protein’s products are shipped to its customers either by 1) free on board shipping point or 2) costs, insurance and freight terms, and therefore, the customer is responsible for any tariffs, duties or other levies imposed on Omega Protein’s products sold into these markets.

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

Omega Protein’s menhaden fishing operations are also subject to regulation by two interstate compact commissions created by federal law: the Atlantic States Marine Fisheries Commission (“ASMFC”) which consists of 14 states along the Atlantic seaboard and three agencies, and the Gulf States Marine Fisheries Commission (“GSMFC”) which consists of five states along the Gulf of Mexico. The ASMFC and GSMFC manage the menhaden fishery throughout its coast-wide range. The Company supports the ASMFC’s and GSMFC’s goal of maintaining a healthy population of menhaden.

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

The ASMFC also voted to allocate the new catch quota among the Atlantic states based on the share of menhaden landings over the same three year period. As a result, Virginia received approximately 85 percent of the quota, or between about 144,270 mt and 146,000 mt, to be split between the Company and the Virginia bait fishery. The Company’s allowable catch for 2014 and 2015 is expected to be between approximately 129,900 mt and 131,500 mt for each year, significantly below the five year average catch through 2012 of 163,300 mt and its previous low harvest of 141,100 mt in 2008. Based on the five year average through 2012, 34% of the Company’s fish catch and 30% of its production of fish meal, oil and solubles came from its Atlantic business. As a result of the implementation of the ASMFC restrictions, prior to the commencement of the 2013 fishing season the Company reduced the number of vessels at its Reedville plant from eight to seven and reduced the number of Reedville employees from 260 to 225. Omega Protein estimates its 2013 harvest was 99.8% of its allocated quota.

OMEGA PROTEIN CORPORATION

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

OMEGA PROTEIN CORPORATION

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

OMEGA PROTEIN CORPORATION

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

Nutegrity also manufactures, blends and sells protein powder meal replacement / supplement products under its various tera’s™ brands. These products are sold to retail customers primarily in the natural, specialty foods and specialty supplements channels. The target market for these products is adults who seek a healthy lifestyle through minimally processed foods.

Nutegrity operates a 20,000 square foot dairy protein manufacturing facility in Reedsburg, Wisconsin which is in the process of being expanded to a 33,000 square foot facility. This expansion is substantially complete and will be complete in 2014.

Omega-3 Fish Oil Ingredients. Nutegrity produces OmegaActiv™, a concentrated form of refined fish oil which is marketed as a dietary supplement ingredient.

Nutegrity also produces OmegaPure®, a highly refined fish oil designed to deliver a stable, odorless, flavorless source of Omega-3 fatty acids which is marketed for food applications. OmegaPure® is kosher-certified.

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

Manufacturing Capabilities. The Company’s Batavia, Illinois facility is a specialty toll processor that utilizes molecular distillation technology to concentrate Omega-3 fish oils and, subject to outside demand and excess capacity, a variety of other compound products for third-party tolling customers. The Company believes that the Batavia facility’s concentration technology allows the Company to provide its customers with an enhanced range of Omega-3 fish oils in concentrated forms such as ethyl esters and triglycerides. The concentrated fish oils manufactured by the Batavia facility are marketed and sold under the Company’s OmegaActiv™ brand.

The Company’s Reedsburg, Wisconsin facility, which produces and markets a variety of value-added whey protein ingredients for the food and nutritional supplement industries, including organic and other specialty protein products, using processes applicable to a variety of nutritional dairy ingredients. The Company believes the acquisition of the Reedsburg facility will enhance its presence in the specialty proteins markets and advance its goal of providing sustainable, value-added nutrition ingredients.

OMEGA PROTEIN CORPORATION

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

OMEGA PROTEIN CORPORATION

Goodwill is tested annually for impairment of value, and whenever an event occurs or circumstances change that would more likely than not indicate the carrying amount of the asset is impaired. Determining whether an indicator of impairment has occurred during an interim period involves a significant amount of judgment.  During the interim periods, qualitative factors such as deterioration in general economic conditions, changes in the market for an entity’s products or services, declines in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods, among others, are evaluated to determine if a triggering event which would result in a potential impairment has incurred.

As of the December 31, 2013, the results of the annual quantitative tests did not result in any impairment of goodwill because the fair values of each of the reporting units exceeded their respective carrying values. Specifically, our two reporting units, InCon/Cyvex and WSP, each had calculated fair values that were 21% in excess of their carrying values.  Additionally, the calculated fair value of InCon’s trade secrets exceeded its carrying value by 5%.  Key assumptions in the fair value calculations include discount rates and future sales volumes, prices and production costs.  It should be noted that these assumptions are highly subjective given the early stage and transitional nature of the businesses, and the use of different assumptions could produce significantly different fair values and, potentially, impairments.

Our annual quantitative tests have assumed increasing cash flows over the next several years, based on anticipated sales growth and improved profitability; through the six months ended June 30, 2014, the two reporting units have not achieved the assumed results.  If future cash flow expectations decline sufficiently, the estimated fair values could be reduced and potentially result in a material impairment in a subsequent period.

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

Interim Results for the Second Quarters ended June 30, 2014 and June 30, 2013

Animal Nutrition

	Three Months Ended June 30,
	2014	2013	Increase (Decrease)
	(in millions)
Revenues	$65.3	$34.5	$30.8
Cost of sales	45.5	22.8	22.7
Gross profit	19.8	11.7	8.1
Selling, general and administrative expenses (including research and development)	0.7	0.7	—
Loss related to plant closure	2.6	—	2.6
Other (gains) and losses	—	—	—
Operating income	$16.5	$11.0	$5.5

OMEGA PROTEIN CORPORATION

 Revenues.    Animal nutrition related revenues increased $30.8 million, or 89.4%, from $34.5 million for the three months ended June 30, 2013 to $65.3 million for the three months ended June 30, 2014. The increase in animal nutrition related revenues was primarily due to increased sales volumes for the Company’s fish meal and fish oil of 42.6% and 482.2%, respectively, and increased sales prices of 0.8% for the Company’s fish meal, partially offset by decreased sales prices of 37.1% for the Company’s fish oil. Considering fish meal, fish oil and fish solubles sales activities in total, the Company experienced approximately a $8.8 million increase in revenues due to the increase in sales prices and a $22.0 million increase in revenue caused by increased sales volumes, when comparing the three months ended June 30, 2014 and 2013. The increase in fish meal sales volumes for the three months ended June 30, 2014 is primarily due to the timing of contracts and increased available fish meal inventory from prior season production. The increase in fish oil sales volumes is primarily due to the timing of contracts and increased available fish oil inventory due to higher fish oil yields experienced in 2013 as compared to 2012. The decrease in fish oil sales prices is primarily due to a change in product mix related to a larger volume of unrefined fish oil sales during the three months ended June 30, 2014.

Cost of sales.    Animal nutrition related cost of sales, including depreciation and amortization, for the three months ended June 30, 2014 was $45.5 million, an increase of $22.7 million, or 99.7%, as compared to the three months ended June 30, 2013. Cost of sales as a percentage of revenues was 69.7% for the three months ended June 30, 2014 as compared to 66.1% for the three months ended June 30, 2013.  The increase in cost of sales as a percentage of revenues was primarily the result of increased cost per unit of sales of 7.4% during the three months ended June 30, 2014 as compared to the three months ended June 30, 2013.  The increase in cost per unit of sales during three months ended June 30, 2014 is due to product mix, as higher cost fish oil comprised a larger percentage of total sales volumes, and higher production costs. Unit costs for 2014 production, which comprised a modest portion of sales in the three months ended June 30, 2014, increased as compared to 2013 production as a result of a relatively low level of production to date in the Gulf of Mexico.

Gross profit.    Animal nutrition related gross profit increased $8.1 million, or 69.4%, from $11.7 million for the three months ended June 30, 2013 to $19.8 million for the three months ended June 30, 2014.  Gross profit as a percentage of revenue was 30.3% for the three months ended June 30, 2014 as compared to 33.9% for the three months ended June 30, 2013.  The decrease in gross profit as a percentage of revenue was primarily due to the increased cost per unit of sales as discussed above.

Selling, general and administrative expenses.    Animal nutrition related selling, general and administrative expenses was $0.7 million for the three months ended June 30, 2014 and 2013.

Loss related to plant closure. As a result of the closing of the Cameron, Louisiana fish processing plant, the Company recognized an ongoing loss on closure of approximately $2.6 million during the three months ended June 30, 2014 related to the impairment of certain additional assets at the Cameron facility, the future use of which was previously uncertain, employee severances and other closure costs not related to future inventory production. The Company did not recognize losses related to this matter during the three months ended June 30, 2013.

Human Nutrition

	Three Months Ended June 30,
	2014	2013	Increase (Decrease)
	(in millions)
Revenues	$6.7	$7.3	$(0.6)
Cost of sales	6.0	5.7	0.3
Gross profit	0.7	1.6	(0.9)
Selling, general and administrative expenses (including research and development)	2.1	1.8	0.3
Other (gains) and losses	—	—	—
Operating loss	$(1.4)	$(0.2)	$(1.2)

Revenues.    Human nutrition related revenues decreased $0.6 million, or 9.2%, from $7.3 million during the three months ended June 30, 2013 to $6.7 million during the three months ended June 30, 2014, due primarily to lower tolling revenues.  Omega-3 fish oil ingredients and tolling supplied $0.9 million of revenue (including $0.1 million from tolling) during the three months ended June 30, 2014 as compared to $1.6 million (including $0.6 million from tolling) for the three months ended June 30, 2013.  Protein products contributed $2.9 million of revenue during the three months ended June 30, 2014 as compared to $2.4 million for the three months ended June 30, 2013. Other nutraceutical ingredients provided $2.9 million of revenue during the three months ended June 30, 2014 as compared to $3.3 million during the three months ended June 30, 2013.

OMEGA PROTEIN CORPORATION

Cost of sales.    Human nutrition cost of sales, including depreciation and amortization, for the three months ended June 30, 2014 was $6.0 million, a $0.3 million increase, or 5.0%, as compared to the three months ended June 30, 2013. Human nutrition cost of sales as a percentage of revenue increased from 77.9% for the three months ended June 30, 2013 to 90.1% for the three months ended June 30, 2014. Protein products cost of sales was $2.6 million for the three months ended June 30, 2014 as compared to $1.6 million during the three months ended June 30, 2013. Other nutraceutical ingredients cost of sales was $1.8 million during the three months ended June 30, 2014 as compared to $2.0 million for the three months ended June 30, 2013. Omega-3 fish oil ingredients and tolling cost of sales was $1.6 million during the three months ended June 30, 2014 as compared to $2.1 million for the three months ended June 30, 2013 due to decreased 3rd party tolling activity and the impact of increased costs absorbed by Omega-3 fish oil ingredients inventory production.

Gross profit.    Human nutrition gross profit decreased $0.9 million, or 59.4%, from $1.6 million for the three months ended June 30, 2013 to $0.7 million for the three months ended June 30, 2014. Gross profit as a percentage of revenue was 9.9% for the three months ended June 30, 2014 as compared to 22.1% for the three months ended June 30, 2013. The decrease in gross profit as a percentage of revenue was primarily due to increased raw material and other costs experienced by protein products and lower tolling revenues.

Selling, general and administrative expenses.    Human nutrition related selling, general and administrative expenses increased $0.3 million, or 11.1%, from $1.8 million for the three months ended June 30, 2013 to $2.1 million for the three months ended June 30, 2014.  The increase in selling, general and administrative expenses is primarily due to an increase in employee related expenses.

Unallocated

	Three Months Ended June 30,
	2014	2013	Increase (Decrease)
	(in millions)
Selling, general and administrative expenses (including research and development)	$4.4	$4.1	$0.3
Operating loss	$(4.4)	$(4.1)	$(0.3)

Selling, general and administrative expenses (including research and development).    Unallocated selling, general and administrative expenses increased $0.3 million, or 7.2%, from $4.1 million for the three months ended June 30, 2013 to $4.4 million for the three months ended June 30, 2014.  The increase in selling, general and administrative expenses is primarily due to higher professional services expenses.

Other non-segmented results of operation

Interest expense.    Interest expense decreased $0.4 million from $0.5 million for the three months ended June 30, 2013 to $0.1 million for the three months ended June 30, 2014.  Capitalized interest, which offsets interest expense, was $0.2 million and $26,000 for the three months ended June 30, 2014 and 2013, respectively.

Provision for income taxes.    The Company recorded a $3.9 million provision for income taxes for the three months ended June 30, 2014 representing an effective tax rate of 36.9% for income taxes compared to 34.7% for the three months ended June 30, 2013.  The increase in the effective tax rate during the three months ended June 30, 2014 is due certain non-deductible expenses. The statutory tax rate of 35% for U.S. federal taxes was in effect for the three month periods ended June 30, 2014 and 2013.

Interim Results for the Six Months ended June 30, 2014 and June 30, 2013

Animal Nutrition

	Six Months Ended June 30,
	2014	2013	Increase (Decrease)
	(in millions)
Revenues	$120.5	$76.8	$43.7
Cost of sales	81.6	53.9	27.7
Gross profit	38.9	22.9	16.0
Selling, general and administrative expenses (including research and development)	1.2	1.3	(0.1)
Loss related to plant closure	3.9	—	3.9
Other (gains) and losses	0.1	0.4	(0.3)
Operating income	$33.7	$21.2	$12.5

OMEGA PROTEIN CORPORATION

Revenues.    Animal nutrition related revenues increased $43.7 million, or 57.0%, from $76.8 million for the six months ended June 30, 2013 to $120.5 million for the six months ended June 30, 2014. The increase in animal nutrition related revenues was primarily due to increased sales volumes of 14.6% and 186.9% for the Company’s fish meal and fish oil, respectively, and increased sales prices of 7.6% for the Company’s fish meal, partially offset by decreased sales prices of 11.8% for the Company’s fish oil. Considering fish meal, fish oil and fish solubles sales activities in total, the Company experienced approximately a $10.3 million increase in revenues due to the increase in sales prices and a $33.4 million increase in revenues caused by increased sales volumes, when comparing the six months ended June 30, 2014 and 2013. The increase in fish meal sales volumes for the six months ended June 30, 2014 is primarily due to the timing of contracts and higher inventory volumes carried over from the prior fishing season. The increase in fish oil sales volumes is primarily due to the timing of contracts and increased available fish oil inventory due to higher fish oil yields experienced in 2013 and compared to 2012. The increase in fish meal sales prices for the six months ended June 30, 2014 is primarily due to sales made pursuant to contracts entered into during 2013 when fish meal prices were higher due to a decreased global supply of fish meal available for sale, particularly from South America, as compared to the six months ended June 30, 2013, when sales were made pursuant to contracts entered into during 2012. The decrease in fish oil sales prices is primarily due to a change in product mix related to the large volume of unrefined fish oil sales during the six months ended June 30, 2014.

Cost of sales.    Animal nutrition related cost of sales, including depreciation and amortization, for the six months ended June 30, 2014 was $81.6 million, an increase of $27.7 million, or 51.6%, as compared to the six months ended June 30, 2013. Cost of sales as a percentage of revenues was 67.8% for the six months ended June 30, 2014 as compared to 70.2% for the six months ended June 30, 2013. The decrease in cost of sales as a percentage of revenues was primarily the result of increased revenue per unit of 9.6%, partially offset by increased cost per unit of sales of 5.9% during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. The increase in revenue per unit is primarily due to fish meal sales prices as discussed above and a greater percentage of revenue related to fish oil sales volumes which generally have higher sales prices than fish meal. The increase in cost per unit of sales during the six months ended June 30, 2014 is primarily due to product mix as higher cost fish oil comprised a larger percentage of total sales volumes and beginning to sell 2014 inventory for which the current low level of production in the Gulf of Mexico is increasing the projected cost per unit.

Gross profit.    Animal nutrition related gross profit increased $16.0 million, or 69.6%, from $22.9 million for the six months ended June 30, 2013 to $38.9 million for the six months ended June 30, 2014. Gross profit as a percentage of revenue was 32.2% for the six months ended June 30, 2014 as compared to 29.8% for the six months ended June 30, 2013. The increase in gross profit as a percentage of revenue was primarily due to the increase in revenue per unit as discussed above.

Selling, general and administrative expenses.    Animal nutrition related selling, general and administrative expenses was consistent at $1.2 million and $1.3 million for the six months ended June 30, 2014 and 2013, respectively.

Loss related to plant closure. As a result of the closing of the Cameron, Louisiana fish processing plant, the Company recognized an ongoing loss on closure of approximately $3.9 million during the six months ended June 30, 2014 related to the impairment of certain additional assets at the Cameron facility, the future use of which was previously uncertain, employee severances and other closure costs not related to future inventory production. The Company did not recognize losses related to this matter during the six months ended June 30, 2013.

Other (gains) and losses.    The Company recorded animal nutrition related losses for the six months ended June 30, 2014 of $0.1 million. The Company recorded animal nutrition related losses for the six months ended June 30, 2013 of $0.4 million primarily relating to a $0.3 million reduction in an insurance receivable.

Human Nutrition

	Six Months Ended June 30,
	2014	2013	Increase (Decrease)
	(in millions)
Revenues	$14.9	$13.9	$1.0
Cost of sales	12.8	11.4	1.4
Gross profit	2.1	2.5	(0.4)
Selling, general and administrative expenses (including research and development)	4.0	3.2	0.8
Other (gains) and losses	0.2	—	0.2
Operating loss	$(2.1)	$(0.7)	$(1.4)

Revenues.    Human nutrition related revenues increased $1.0 million, or 7.0%, from $13.9 million for the six months ended June 30, 2013 to $14.9 million of revenue for the six months ended June 30, 2014. Protein products, which was acquired by the Company on February 27, 2013, contributed $5.9 million during the six months ended June 30, 2014 as compared to $3.3 million for the six months ended June 30, 2013. Other nutraceutical ingredients provided $6.6 million of revenue during the six months ended June 30, 2014 as compared to $7.4 million during the six months ended June 30, 2013. Omega-3 fish oil ingredients and tolling supplied $2.3 million of revenue (including $0.4 million from tolling) during the six months ended June 30, 2014 as compared to $3.2 million (including $1.2 million from tolling) for the six months ended June 30, 2013.

Cost of sales.    Human nutrition related cost of sales, including depreciation and amortization, for the six months ended June 30, 2014 was $12.8 million, a $1.4 million increase, or 12.1%, as compared to the six months ended June 30, 2013. Human nutrition related cost of sales as a percentage of revenue increased from 82.2% for the six months ended June 30, 2013 to 86.2% for the six months ended June 30, 2014. Protein products cost of sales was $5.3 million for the six months ended June 30, 2014 as compared to $2.2 million for the approximate four months that the business unit was owned during the six months ended June 30, 2013. Other nutraceutical ingredients cost of sales was $4.1 million during the six months ended June 30, 2014 as compared to $4.4 million for the six months ended June 30, 2013. Omega-3 fish oil ingredients and tolling cost of sales was $3.5 million during the six months ended June 30, 2014 as compared to $4.8 million for the six months ended June 30, 2013 due to decreased 3rd party tolling activity and the impact of increased costs absorbed by Omega-3 fish oil ingredients inventory production.

Gross profit.    Human nutrition related gross profit decreased $0.4 million, or 17.0%, from $2.5 million for the six months ended June 30, 2013 to $2.1 million for the six months ended June 30, 2014. Gross profit as a percentage of revenue was 13.8% for the six months ended June 30, 2014 as compared to 17.8% for the six months ended June 30, 2013. The decrease in gross profit as a percentage of revenue was primarily due to increased raw material and other costs experienced by protein products.

Selling, general and administrative expenses.    Human nutrition related selling, general and administrative expenses increased $0.8 million, or 26.3%, from $3.2 million for the six months ended June 30, 2013 to $4.0 million for the six months ended June 30, 2014. The increase in selling, general and administrative expenses is primarily due to the acquisition of WSP in February 2013.

Unallocated

	Six Months Ended June 30,
	2014	2013	Increase (Decrease)
	(in millions)
Selling, general and administrative expenses (including research and development)	$8.5	$9.1	$(0.6)
Operating loss	$(8.5)	$(9.1)	$0.6

Selling, general and administrative expenses (including research and development).    Unallocated selling, general and administrative expenses decreased $0.6 million, or 7.4%, from $9.1 million for the six months ended June 30, 2013 to $8.5 million for the six months ended June 30, 2014. The decrease in selling, general and administrative expenses is primarily due to professional expenses including costs related to the acquisition of WSP on February 27, 2013.

Other non-segmented results of operation

Interest expense.    Interest expense was $0.4 million for the six months ended June 30, 2014 as compared to $0.9 million for the six months ended June 30, 2013. Capitalized interest, which offsets interest expense, was $0.4 million and $0.1 million for the six months ended June 30, 2014 and 2013, respectively.

OMEGA PROTEIN CORPORATION

Provision for income taxes.    The Company recorded an $8.0 million provision for income taxes for the six months ended June 30, 2014 representing an effective tax rate of 35.3% for income taxes compared to 34.1% for the six months ended June 30, 2013. The increase in the effective tax rate during the six months ended June 30, 2014 is due to certain non-deductible expenses. The statutory tax rate of 35% for U.S. federal taxes was in effect for the six months ended June 30, 2014 and 2013.

Seasonal and Quarterly Results

Omega Protein’s menhaden harvesting and processing business is seasonal in nature. Omega Protein generally has higher sales during the third quarter of each fiscal year due to increased product availability and customer demand. Additionally, due to differences in gross profit margins for Omega Protein’s various products, any variation in the mix of product sales between quarters may result in significant variations of total gross profit margins. These margins may also be affected by changes in costs from year to year and month to month, which includes variations in production yields. Similarly, from time to time Omega Protein defers sales of inventory based on worldwide prices for competing products that affect prices for its products, which may affect comparable period comparisons. As a result, the Company’s quarterly operating results have fluctuated in the past and may fluctuate in the future.

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

At June 30, 2014, the Company had an unrestricted cash balance of $40.2 million, an increase of $6.2 million from December 31, 2013. Omega Protein’s annual revenues and its resulting liquidity are highly dependent on annual fish catch, production yields, selling prices for its products and inventories available for sale.  Omega Protein’s average selling prices for its animal nutrition ingredients for six months ended June 30, 2014 were 2.0% higher for fish meal and 3.6% lower for crude fish oil than its average selling prices for the year ended December 31, 2013.  Additionally, Omega Protein’s average per unit cost of sales for its animal nutrition ingredients for six months ended June 30, 2014 were 4.8% and 2.9% higher for fish meal and crude fish oil, respectively, than its average per unit cost of sales for the year ended December 31, 2013.

The aggregate amount of the Company’s outstanding indebtedness as of June 30, 2014 was approximately $22.4 million compared to approximately $24.2 million as of December 31, 2013.  The Company has a moderately leveraged financial structure which could limit its financial flexibility.  In particular, the Company will be required to use a portion of its cash flows to pay principal and interest on its debt, which will reduce the amount of money the Company has for operations, capital expenditures, expansion, acquisitions or general corporate or other business activities.  In addition, the covenants contained in the Company’s debt agreements limit its ability to borrow money in the future for acquisitions, capital expenditures or to meet the Company’s operating expenses or other general corporate obligations. See “Item 1A. Risk Factors - The Company has a moderate amount of indebtedness, which may adversely affect its ability to operate its business, remain in compliance with debt covenants and make payments on its debt” in the Company’s 2013 Form 10-K.

As of June 30, 2014, the Company has contracted through energy swap derivatives or physical contracts a large portion of its estimated 2014 energy use.

Source of Capital: Operations

Net cash flow provided by operating activities increased from approximately $2.7 million for the six months ended June 30, 2013 to $29.7 million for the six months ended June 30, 2014. The increase in operating cash flow is primarily attributable to increased net income and changes in working capital, specifically inventory, driven by normal business operations. The Company began 2014 with a higher quantity of inventory, particularly fish oil inventory, as compared to the beginning of 2013.

Source of Capital: Debt

Net financing activities used cash of $0.5 million and provided cash of $2.3 million during the six months ended June 30, 2014 and 2013, respectively. The six months ended June 30, 2014 included $1.4 million in proceeds and tax effects received from stock options exercised, $0.1 million related to treasury stock repurchases and $1.9 million in debt principal payments. The six month period ended June 30, 2013 included $4.2 million in proceeds and tax effects received from stock options exercised and $1.9 million in debt and capital lease principal payments.

OMEGA PROTEIN CORPORATION

In June 2011, pursuant to the Title XI program, the FFP approved a financing application made by the Company in the amount of $10.0 million (the “Approval Letter”) which expires on June 20, 2016. To date, the Company has not borrowed any amounts under the Approval Letter and its ability to do so may be adversely affected by an EPA notice that the Company’s Omega Protein subsidiary is ineligible, as a result of its previous convictions under the Clean Water Act, for receipt of government contracts or benefits in certain cases. See “Item 1A. Risk Factors - If our Omega Protein subsidiary fails to comply with the terms of its probation under a plea agreement entered into in June 2013, we could be subject to criminal prosecution” in the Company’s 2013 Form 10-K for further detail on this EPA notice. As of June 30, 2014, the Company had approximately $22.4 million of borrowings outstanding under Title XI and was in compliance with all of the covenants contained therein.

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

All Loans and all other obligations outstanding under the Loan Agreement are payable in full on March 21, 2017. As of June 30, 2014 and December 31, 2013, the Company had no amounts outstanding under the $60 million Loan Agreement and approximately $3.5 million in letters of credit. The Loan Agreement requires the Company to comply with various affirmative and negative covenants, including financial covenants regarding Tangible Net Worth, Asset Coverage Ratio and Adjusted Profitability. As of June 30, 2014, the Company was in compliance with all financial covenants under the Loan Agreement and expects to be in compliance during the next twelve months. The Company has no off-balance sheet arrangements other than normal operating leases and standby letters of credit.

The Company’s Loan Agreement is more fully explained in Note 12 to the consolidated financial statements in Item 8 of the Company’s Form 10-K for the fiscal year ended December 31, 2013.

Use of Capital: Operations

The Company’s investing activities consist mainly of acquisition costs and capital expenditures for equipment purchases, replacements, vessel refurbishments, plant expansions, and fish oil refining processes. Net investing activities, without acquisition activities, used cash of $23.1 million and $12.7 million for the six months ended June 30, 2014 and 2013, respectively. The Company made capital expenditures of approximately $23.3 million and $12.9 million, for the six months ended June 30, 2014 and 2013, respectively, including $0.4 million and $0.1 million, respectively, of capitalized interest and $12.5 million for the six months ended June 30, 2014 towards the expansion of its dairy protein production capabilities. The Company anticipates making an additional $15 million to $24 million in capital expenditures during the remainder of 2014 (inclusive of approximately $6 million for the expansion of its dairy protein production capabilities), excluding capitalized interest, primarily for the expansion and refurbishment of vessels and plant assets, regulatory and environmental requirements and for the repair of certain equipment. Additional investment opportunities or requirements may arise during the year, which could cause capital expenditures to exceed this range.

Use of Capital: Acquisitions

The Company from time to time considers potential transactions including, but not limited to, enhancement of physical facilities to improve production capabilities, the acquisition of other businesses and the repurchase of the Company’s common stock. Certain of the potential transactions reviewed by the Company would, if completed, result in its entering new lines of business, although historically, reviewed opportunities have been generally related in some manner to the Company’s existing operations or which have added new protein or other nutritional products or capabilities to the Company’s product lines. Depending on the size of the acquisition, the Company would expect to finance the transaction using internally generated cash flows and its current credit agreements, or, if necessary, equity or new debt financings. The Company cannot assure that such financings will be available on acceptable terms, if at all.

OMEGA PROTEIN CORPORATION

Use of Capital: Contractual Obligations

The following tables aggregate information about the Company’s contractual cash obligations and other commercial commitments (in thousands) as of June 30, 2014:

	Payments Due by Period
		Less than	1 to 3	4 to 5	After 5
Contractual Cash Obligations	Total	1 year	years	years	years

Long-term debt	$22,391	$2,564	$5,514	$5,659	$8,654
Interest on long-term debt (1)	6,188	1,348	2,168	1,449	1,223
Operating lease obligations	10,186	2,633	3,750	3,106	697
Energy Commitment(2)	1,073	1,073	—	—	—
Pension funding (3)	6,637	1,965	2,815	1,330	527
Total Contractual Cash Obligations	$46,475	$9,583	$14,247	$11,544	$11,101

(1)	Consists primarily of contractual interest payments for U.S. government guaranteed obligations (Title XI loans) due in installments through 2025 at interest rates from 5.7% to 7.0%

(2)

As of June 30, 2014 the Company had purchase commitments for energy usage in the normal course of business of approximately $1.1 million that will be delivered in quantities expected to be used in the normal course of business during the 2014 fishing season.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

The Company is exposed to market risk associated with diesel, natural gas, propane and potentially Bunker C fuel oil.  To partially mitigate this risk, the Company has forward purchased a portion of its expected diesel and natural gas usage for 2014. The Company is currently exposed to market risk associated with increases in diesel, natural gas, propane prices and potentially Bunker C fuel oil related to the portion not covered by swaps for 2014 or held in material and supplies inventory as of June 30, 2014.

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

As previously disclosed, the Company has been named in a lawsuit filed in federal court in the Southern District of Mississippi in connection with the death of an employee at the Company’s Moss Point, Mississippi plant in April 2012. The lawsuit alleges that the Company intentionally caused the employee’s death, a claim that the Company emphatically denies. The Company believes that the claim is covered by the state’s workers compensation statute which provides that worker compensation benefits are the exclusive remedy for a work-related injury or death under these circumstances. The Company has filed a motion for summary judgment asking the court to dismiss the claim. If the court does not grant the Company’s motion, the case is currently set for trial in October 2014. The Company intends to contest the claim vigorously.

Item 1A.  Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Form 10-K for the fiscal year ended December 31, 2013.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

OMEGA PROTEIN CORPORATION

Item 3.  Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

On July 28, 2014, an explosion occurred at the Company’s Moss Point, Mississippi fish processing facility in connection with a third party contractor’s work on a Company storage tank. One employee working for the contractor was killed in the explosion and three employees of the contractor were injured.  No Company employees were killed or injured.

Based on the Company's preliminary assessments, the Moss Point facility did not suffer any significant damage or loss of product inventory as a result of the incident, but the plant will not be operating until the completion of an ongoing on-site investigation and an inspection of the plant. The Company currently expects that the investigation and inspection could conclude by August 8, 2014, although it is possible that they could take longer.

Item 6. Exhibits

Exhibit No.	Description of Exhibit
10.1	Form of Restricted Stock Agreement for Outside Directors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 23, 2014).

31.1	Rule 13a-14(a)/15d-14(a) Certification for Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification for Chief Financial Officer.

32.1	Section 1350 Certification for Chief Executive Officer. (Furnished, not filed)

32.2	Section 1350 Certification for Chief Financial Officer. (Furnished, not filed)

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Definition Linkbase Document.

OMEGA PROTEIN CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMEGA PROTEIN CORPORATION
(Registrant)

August 6, 2014	By:	/s/ Andrew C. Johannesen
Andrew C. Johannesen
Executive Vice President, Chief Financial Officer