Form 10-Q
period 2014-09-30
OMEGA PROTEIN CORP
filed 2014-11-17
CIK 1053650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Yes      No X .

Number of shares outstanding of the Registrant's Common Stock, par value $0.01 per share, on November 12, 2014: 21,578,733.

OMEGA PROTEIN CORPORATION

OMEGA PROTEIN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

(Dollars in thousands)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements and Notes

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$1,714	$34,059
Receivables, net	46,099	21,140
Inventories	107,919	94,339
Deferred tax asset, net	1,772	1,062
Prepaid expenses and other current assets	5,911	3,915
Total current assets	163,415	154,515
Other assets, net	2,666	5,234
Property, plant and equipment, net	165,529	144,113
Goodwill	50,658	19,600
Other intangible assets, net	21,388	7,932
Total assets	$403,656	$331,394

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$14,157	$3,112
Accounts payable	14,893	5,380
Accrued liabilities	38,448	29,145
Total current liabilities	67,498	37,637
Long-term debt, net of current maturities	40,770	21,130
Deferred tax liability, net	23,773	19,351
Pension liabilities, net	2,516	4,117
Other long-term liabilities	2,414	1,929
Total liabilities	136,971	84,164
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 authorized shares; none issued	—	—
Common Stock, $0.01 par value; 80,000,000 authorized shares; 21,587,751 and 20,804,189 shares issued and 21,578,733 and 20,804,189 shares outstanding at September 30, 2014 and December 31, 2013, respectively	208	203
Capital in excess of par value	141,153	136,428
Retained earnings	132,070	116,807
Treasury stock, at cost – 9,018 shares	(119)	—
Accumulated other comprehensive loss	(6,627)	(6,208)
Total stockholders’ equity	266,685	247,230
Total liabilities and stockholders’ equity	$403,656	$331,394

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OMEGA PROTEIN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$70,764	$87,620	$206,177	$178,320
Cost of sales	56,586	58,200	151,082	123,520
Gross profit	14,178	29,420	55,095	54,800

Selling, general, and administrative expense	10,216	6,930	22,835	19,403
Research and development expense	608	650	1,636	1,770
Impairment of intangible assets	—	80	—	80
Loss related to plant closure	1,543	—	5,482	—
Loss (gain) on disposal of assets	12	(161)	245	213
Operating income	1,799	21,921	24,897	33,334
Interest income	4	5	17	15
Interest expense	(365)	(483)	(747)	(1,356)
Gain on foreign currency	272	—	272	—
Other expense, net	(39)	(104)	(213)	(285)
Income before income taxes	1,671	21,339	24,226	31,708
Provision for income taxes	1,012	7,377	8,963	10,911
Net income	659	13,962	15,263	20,797
Other comprehensive income (loss):
Foreign currency translation adjustment net of tax benefit of $243, $0, $243 and $0, respectively	(449)	—	(449)	—
Energy swap adjustment, net of tax (expense) benefit of $204, ($54), $224 and $2, respectively	(379)	101	(416)	(5)
Pension benefits adjustment, net of tax expense of $80, $135, $240 and $405, respectively	149	251	446	753
Comprehensive income (loss)	$(20)	$14,314	$14,844	$21,545
Basic earnings per share (See Note 14)	$0.03	$0.68	$0.73	$1.03
Weighted average common shares outstanding	20,637	20,150	20,474	19,801
Diluted earnings per share (See Note 14)	$0.03	$0.66	$0.70	$0.99
Weighted average common shares and potential common share equivalents outstanding	21,258	20,762	21,122	20,520

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OMEGA PROTEIN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$15,263	$20,797
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,072	15,627
Loss on plant closure	2,055	—
Loss (gain) on disposal of assets	245	213
Impairment of intangible assets	—	80
Provisions for losses on receivables	36	36
Share based compensation	1,688	1,461
Deferred income taxes	(936)	5,074
Unrealized (gain) on foreign currency fluctuations, net	(272)	—
Changes in assets and liabilities:
Receivables	(9,861)	(604)
Inventories	6,331	(22,700)
Prepaid expenses and other current assets	(602)	(1,782)
Other assets	1,454	5,409
Accounts payable	(1,880)	938
Accrued liabilities	9,030	2,538
Pension liability, net	(1,063)	(622)
Other long term liabilities	(21)	182
Net cash provided by operating activities	37,539	26,647
Cash flows from investing activities:
Proceeds from disposition of assets	257	313
Acquisition of Wisconsin Specialty Protein, net of cash acquired	—	(26,676)
Acquisition of Bioriginal, net of cash acquired	(46,388)	—
Land and building purchased in capital lease extinguishment	—	(5,005)
Capital expenditures	(36,254)	(18,009)
Net cash used in investing activities	(82,385)	(49,377)
Cash flows from financing activities:
Principal payments of long-term debt	(14,776)	(2,316)
Proceeds from long-term debt	24,000	—
Principal payments of capital lease obligation	—	(309)
Purchase treasury stock at cost	(119)	—
Proceeds from stock options exercised	2,245	3,048
Excess tax benefit of stock options exercised	1,151	1,147
Net cash provided by (used in) financing activities	12,501	1,570
Net increase (decrease) in cash and cash equivalents	(32,345)	(21,160)
Cash and cash equivalents at beginning of year	34,059	55,998
Cash and cash equivalents at end of period	$1,714	$34,838

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	SIGNIFICANT ACCOUNTING POLICIES
SUMMARY OF OPERATIONS AND BASIS OF PRESENTATION

Business Description

Omega Protein Corporation (the “Company”) is a nutritional product company that develops, produces and delivers healthy products throughout the world to improve the nutritional integrity of foods, dietary supplements and animal feeds. The Company operates through two industry segments: animal nutrition and human nutrition.

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

The human nutrition segment, which operates under the names Nutegrity and Bioriginal, has three primary product lines: protein products, specialty oils and essential fatty acids and other nutraceutical ingredients. Nutegrity is comprised primarily of three subsidiaries: Cyvex Nutrition, Inc. (“Cyvex”), InCon Processing, L.L.C. (“InCon”), and Wisconsin Specialty Protein, L.L.C. (“WSP”). Cyvex, acquired by the Company in December 2010, is located in Irvine, California and is an ingredient provider in the nutraceutical industry. InCon, acquired by the Company in September 2011, is located in Batavia, Illinois and is a specialty processor that utilizes molecular distillation technology to concentrate Omega-3 fish oils and, subject to outside demand and excess capacity, a variety of other compound products for third-party tolling customers. WSP, acquired by the Company in February 2013, is a manufacturer and marketer of specialty dairy and other protein products headquartered in Madison, Wisconsin and operates a production facility in Reedsburg, Wisconsin. See Note 3 – Acquisition of Wisconsin Specialty Protein, L.L.C. for additional information related to the Company’s acquisition of WSP.

Bioriginal Food & Science Corp. (“Bioriginal”), acquired by the Company in September 2014 and headquartered in Saskatoon, Canada with additional operations in the Netherlands, is a supplier of plant and marine based specialty oils and essential fatty acids to the food and nutraceutical industries. See Note 2 – Acquisition of Bioriginal Food & Science Corp. for additional information related to the Company’s acquisition of Bioriginal.

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

In the opinion of management the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the Company’s consolidated financial position as of September 30, 2014, and the results of its operations for the three month and nine month periods ended September 30, 2014 and 2013 and its cash flows for the nine month periods ended September 30, 2014 and 2013. Operating results for interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

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

Revenue Recognition

The Company derives revenue principally from the sales of a variety of protein and oil products derived from menhaden. In addition and as a result of its acquisitions of Cyvex, InCon, WSP and Bioriginal the Company’s revenues include sales of dietary supplement and food ingredients and products. The Company recognizes revenue for the sale of its products when price is established, collectability is reasonably assured and risk and rewards of ownership of its products and title are transferred to the customer.

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

Energy Swap Agreements

The Company does not enter into financial instruments for trading or speculative purposes. Omega Protein enters into energy swap agreements to manage portions of its cash flow exposure related to the volatility of natural gas, diesel and propane energy prices for its fish meal and fish oil production operations. The swaps effectively fix pricing for the quantities listed below during the consumption periods.

				(in thousands)
Energy Swap	Consumption Period	Quantity	Price Per Unit	Energy Swap Asset/(Liability) as of September 30, 2014	Deferred Tax Asset/(Liability) as of September 30, 2014
Diesel - NYMEX Heating Oil Swap	Oct. – Nov., 2014	370,515 Gallons	$2.92	$(101)	$35
Natural Gas - NYMEX Natural Gas Swap	Oct., 2014	41,258 MMBTUs	$3.86	11	(4)
Propane – Natural Gas Liquids Swap	Oct. – Nov., 2014	190,000 Gallons	$1.09	(9)	3
Diesel - NYMEX Heating Oil Swap	Apr. – Nov., 2015	1,667,116 Gallons	$2.83	(237)	83
Natural Gas - NYMEX Natural Gas Swap	Apr. – Oct., 2015	114,000 MMBTUs	$4.09	(28)	10
				$(364)	$127

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

				(in thousands)
Energy Swap	Consumption Period	Quantity	Price Per Unit	Energy Swap Asset/(Liability) as of December 31, 2013	Deferred Tax Asset/(Liability) as of December 31, 2013
Diesel - NYMEX Heating Oil Swap	Oct. – Nov., 2013	998,700 Gallons	$2.88	$132	$(46)
Natural Gas - NYMEX Natural Gas Swap	Apr. – Oct., 2014	307,374 MMBTUs	$3.67	143	(50)
				$275	$(96)

As of September 30, 2014, Omega Protein has recorded a long-term liability of $0.2 million net of the current portion included in other current liabilities of $0.2 million to recognize the fair value of energy swap derivatives, and has also recorded a deferred tax asset of $0.1 million associated therewith. As of December 31, 2013, Omega Protein has recorded a current asset in prepaid expenses of $0.3 to recognize the fair value of energy swap derivatives, and has also recorded a deferred tax liability of $0.1 million associated therewith. The effective portion of the change in fair value from inception to September 30, 2014 is recorded in “accumulated other comprehensive loss” in the Company’s consolidated financial statements. The following table illustrates the changes recorded, net of tax, in accumulated other comprehensive loss resulting from the energy swap agreements (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Beginning balance	$142	$(78)	$179	$28
Net (gain) loss, net of tax, reclassified to unallocated inventory cost pool	27	(92)	(62)	(108)
Net change associated with current period swap transactions, net of tax	(406)	193	(354)	103
Ending balance	$(237)	$23	$(237)	$23

The $0.2 million reported in accumulated other comprehensive loss as of September 30, 2014 will be reclassified to inventory in the period when the energy consumption takes place. The amount to be reclassified, net of taxes, during the next 12 months is expected to be approximately $0.1 million.

The aggregate fair value of derivative instruments in gross asset positions as of September 30, 2014 and December 31, 2013 was $11,000 and $0.3 million. These amounts represent the maximum exposure to loss at the reporting date as a result of all of the counterparties failing to perform as contracted. This exposure could be reduced by up to $0.4 million and $0, respectively, of liabilities included in master netting arrangements with those same counterparties.

As of September 30, 2014 (in thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts of Assets (Liabilities) Offset	Net Amounts of Assets (Liabilities) Presented in the Balance Sheet
Energy swap derivatives – liability position	$11	$(375)	$(364)

As of December 31, 2013 (in thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts of Assets (Liabilities) Offset	Net Amounts of Assets (Liabilities) Presented in the Balance Sheet
Energy swap derivatives – asset position	$275	$-	$275

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

If, at any time, the swaps are determined to be ineffective, in whole or in part, due to changes in the Company’s energy usage or underlying hedge agreements or assumptions, the fair value of the portion of the energy swaps determined to be ineffective will be recognized as a gain or loss in cost of sales for the applicable period. For the nine months ended September 30, 2013, the Company included an expense of $0.1 million in cost of sales resulting from transactions associated with the ineffectiveness of diesel energy swaps. See Note 17 – Fair Value Disclosures for additional information.

Plant Closure

Property, plant and equipment impairments related to the Cameron, Louisiana plant are made in accordance with the impairment of long-lived assets policy. Employee severance related charges have been recognized to the extent that the amount is probable, measurable and no-future service is expected or for those still employed, recognized pro-rata over the remaining service period. Ongoing clean-up and dismantlement costs will be recognized as incurred unless obligated and measureable by a contractual commitment. See Note 4 – Plant Closure for additional information related to the charges incurred.

Acquisitions, Goodwill and Other Intangible Assets

All of the Company’s goodwill and other intangible assets are the result of acquisitions in the human nutrition segment. This segment is comprised of three reporting units, 1) InCon and Cyvex collectively, 2) WSP and 3) Bioriginal. The Company has recorded goodwill and certain other identifiable intangible assets that are more fully explained in Note 3 – Acquisition of Wisconsin Specialty Protein, L.L.C., Note 2 – Acquisition of Bioriginal Food & Science Corp. and Note 10 – Goodwill and Other Intangible Assets.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive (loss) gain, net of tax, included in stockholders’ equity are as follows:

Changes in Accumulated Other Comprehensive Loss by Component For the Nine Months Ended September 30, 2014 (in thousands)

	Gains and Losses On Cash Flow Hedges		Defined Benefit Pension Items		Foreign currency Translation adjustment	Total
Beginning balance December 31, 2013	$179		$(6,387)		$—	$(6,208)
Other comprehensive loss before reclassifications	(354)		—		(449)	(803)
Amounts reclassified from accumulated other comprehensive loss	(62)	(a)	446	(b)	—	384
Net current-period other comprehensive income	(416)		446		(449)	(419)
Ending balance September 30, 2014	$(237)		$(5,941)		$(449)	$(6,627)

Changes in Accumulated Other Comprehensive Loss by Component For the Nine Months Ended September 30, 2013 (in thousands)

	Gains and Losses On Cash Flow Hedges		Defined Benefit Pension Items		Total
Beginning balance December 31, 2012	$28		$(9,952)		$(9,924)
Other comprehensive loss before reclassifications	103		—		103
Amounts reclassified from accumulated other comprehensive loss	(108)	(a)	753	(b)	645
Net current-period other comprehensive income	(5)		753		748
Ending balance September 30, 2013	$23		$(9,199)		$(9,176)

(a)	This accumulated other comprehensive income component is reclassified to the unallocated inventory cost pool in the period when the energy consumption takes place.
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

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Recently Issued Accounting Standards

In June 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update (ASU) No. 2014-12, Compensation — Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.  A performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition under Accounting Standards Codification (ASC) 718, Compensation — Stock Compensation. As a result, the target is not reflected in the estimation of the award's grant date fair value. Compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved.  The guidance is effective for annual periods beginning after December 15, 2015 and interim periods within those annual periods. Early adoption is permitted.  The Company does not expect this ASU to have a material impact on its Company’s consolidated results of operations, financial position and related disclosures.

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers.  This ASU amends the existing accounting standards for revenue recognition and is based on the principle that revenue should be recognized to depict the transfer of goods or services to a customer at an amount that reflects the consideration a company expects to receive in exchange for those goods or services.  The Company is required to adopt this ASU on January 1, 2017.  The Company does not expect this ASU to have a material impact on its Company’s consolidated results of operations, financial position and related disclosures.

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements and Property, Plant and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has or will have a major effect on an entity's operations and financial results. The new standard is effective in annual periods beginning on or after December 15, 2014 with early adoption permitted. The guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. The Company’s adoption of FASB ASU No. 2014-08 is not expected to impact on the Company’s consolidated results of operations, financial position and related disclosures.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU amended the Income Taxes Topic of the Accounting Standards Codification to eliminate a diversity in practice for the presentation of unrecognized tax benefits when net operating loss carryforwards, similar tax losses or tax credit carryforwards exist. The amendment requires that the unrecognized tax benefit be presented as a reduction of the deferred tax assets associated with the carryforwards except in certain circumstances when it would be reflected as a liability. This guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2013. The Company’s adoption of FASB ASU No. 2013-11 effective January 1, 2014 did not have an impact on the Company’s consolidated results of operations, financial position and related disclosures.

Foreign Currency Translations

All amounts are expressed in U.S. dollars unless otherwise indicated. The U.S. dollar is the functional currency of Bioriginal’s Canadian-based subsidiaries (“Bioriginal Canada”). Monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Non-monetary items are translated at rates of exchange in effect when the assets were acquired or obligations incurred. Revenue and expenses are translated at average rates in effect in the period of the transaction. Foreign exchange gains and losses are included in the unaudited condensed consolidated statement of comprehensive income.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The Euro is the functional currency of Bioriginal’s Netherlands-based subsidiaries (“Bioriginal Europe”). The operations of these subsidiaries are considered self-sustaining and their financial statements are translated into U.S. dollars using the current rate method. Under this method, all assets and liabilities are translated to U.S. dollars at exchange rates in effect at the balance sheet date and all revenue and expenses are translated at rates in effect at the time of the transactions. Exchange gains and losses arising from this translation, representing the net unrealized foreign currency translation gain (loss) on the Company's net investment in its self-sustaining subsidiaries, are recorded in the accumulated other comprehensive income (loss) component of shareholders' equity. Adjustments to the accumulated other comprehensive income (loss) account are not recorded in the unaudited condensed consolidated statement of comprehensive income until realized through a reduction in the Company's net investment in such operations.

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

Net income for the three months ended September 30, 2013 includes $0.2 million ($0.1 million after-tax), respectively, of stock-based compensation costs related to stock options. Net income for the nine months ended September 30, 2013 includes $0.5 million ($0.3 million after-tax), respectively, of stock-based compensation costs related to stock options. The stock-based compensation costs related to stock options are recorded primarily in selling, general and administrative expenses in the unaudited condensed consolidated statement of comprehensive income. As of September 30, 2014 there was $0 of unrecognized compensation costs related to non-vested stock options that is expected to be recognized during the remainder of fiscal year 2014.

Restricted Stock

The Company has issued shares of restricted stock under the 2006 Incentive Plan. Shares of restricted stock generally vest on the third anniversary of the grant date or in equal installments over three years except for shares of restricted stock granted to non-employee directors which vest six months after the grant date. Non-vested shares are generally forfeited upon the termination of employment or service as a director. Holders of shares of restricted stock are entitled to all rights of a stockholder of the Company, including the right to vote the shares and receive any dividends or other distributions. The non-vested shares are considered participating securities and the Company has calculated earnings per share using the two-class method. See Note 14 – Reconciliation of Basic and Diluted Per Share Data.

During the nine month periods ended September 30, 2014 and 2013, the Company issued 356,262 and 58,036 shares of restricted stock, respectively, under the 2006 Incentive Plan to employees and non-employee directors. The Company’s compensation expense related to restricted stock, which is primarily reflected in selling, general and administrative expenses in the unaudited condensed consolidated statement of comprehensive income, was approximately $0.6 million and $0.4 million ($0.4 million and $0.3 million after tax) for the three months ended September 30, 2014 and 2013, respectively. The Company’s compensation expense related to restricted stock was approximately $1.3 million and $1.0 million ($0.9 million and $0.6 million after tax) for the nine months ended September 30, 2014 and 2013, respectively. As of September 30, 2014, there was approximately $5.0 million ($3.2 million after tax) of unrecognized compensation expense related to non-vested restricted stock that is expected to be recognized over a weighted-average period of 1.4 years, of which $0.7 million ($0.5 million after-tax) of compensation expense is expected to be recognized during the remainder of fiscal year 2014.

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

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The Company’s compensation expense related to performance units was approximately $0.1 million and $0.4 million for the three and nine months ended September 30, 2014, respectively, which is primarily reflected in selling, general and administrative expenses in the unaudited condensed consolidated statement of comprehensive income. As of September 30, 2014, there was approximately $1.2 million of unrecognized compensation cost related to performance units that is expected to be recognized over the next 2.25 years, of which $0.1 million of compensation expense is expected to be recognized during the remainder of fiscal year 2014.

NOTE 2. ACQUISITION OF BIORIGINAL FOOD & SCIENCE CORP.

A. Description of the Transaction

On September 5, 2014, the Company acquired all of the issued and outstanding equity of Bioriginal in a stock purchase pursuant to the terms of a Share Purchase Agreement (“Purchase Agreement”). Bioriginal is now a wholly owned subsidiary of the Company.  Bioriginal is a leading supplier of plant and marine based specialty oils and essential fatty acids to the food and nutraceutical industries across North America, Europe and Asia. Bioriginal is included as part of the Company’s human nutrition segment.

B. Recording of Assets Acquired and Liabilities Assumed

In connection with its acquisition of Bioriginal, the Company paid an aggregate purchase price of $70.5 million, plus an estimated working capital adjustment of $0.7 million, to the sellers as follows: (i) $46.5 million in cash to the sellers, (ii) assumption of approximately $21.5 million of Bioriginal’s indebtedness, and (iii) issuance of 238,377 shares of restricted common stock of the Company valued at approximately $3.2 million (based on a 30-day average closing price) to certain sellers (the “Management Sellers”). The restrictions on the shares will terminate, with certain exceptions, on the third anniversary of the closing date and are subject to the terms and conditions of the Purchase Agreement; see Note - 1 Significant Accounting Policies Summary of Operations and Basis of Presentation for more information on Restricted Stock. The Purchase Agreement also provides for a performance-based earn-out amount of up to a maximum of $8.8 million Canadian dollars to be paid in September 2017 to the Management Sellers for achieving or exceeding certain adjusted EBITDA targets for Bioriginal during calendar years 2014 through 2016; see Note 13 Commitments and Contingencies for additional information.

The Company incurred approximately $2.7 million in pretax transaction costs directly related to the acquisition that were expensed and included in selling, general and administrative expenses in the consolidated statement of comprehensive income for the nine months ended September 30, 2014. The acquisition costs consisted primarily of legal, advisory, valuation, and other consulting fees. The transaction has been accounted for using the acquisition method of accounting which requires, among other things, that all assets acquired and liabilities assumed from acquisitions be recognized at their fair values as of the acquisition date. Any excess of the purchase price over the fair values of the net assets acquired are recorded as goodwill. The following table shows the preliminary allocation of the purchase price:

(in thousands)
Cash	$93
Accounts receivable, net	15,072
Inventories	20,309
Other current assets, net including prepaid expenses	1,820
Property, plant, and equipment, net	3,026
Identifiable intangible assets (a)	14,136
Liabilities assumed	(39,249)
Total identifiable net assets	15,207
Goodwill	31,274
Total consideration	$46,481

(a)	See Note 10 – Goodwill and Other Intangible Assets for weighted average lives.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Specifically, the goodwill recorded as part of the acquisition of Bioriginal includes the following:

● the expected synergies and other benefits that the Company believes may result from combining the operations of Bioriginal with the operations of the Company’s human nutrition segment,

● any intangible assets that do not qualify for separate recognition, and

● the value of the going-concern element of Bioriginal’s existing business (the higher rate of return on the assembled collection of net assets versus if the Company had acquired all of the net assets separately).

The Company does not amortize goodwill or indefinite-lived intangible assets but performs tests for impairment annually, or when indications of potential impairment exist, utilizing a fair value approach at the reporting unit level. See Note 10 - Goodwill and Other Intangible Assets, for more information about goodwill and other intangible assets.

C. Unaudited Pro Forma Financial Information

     The unaudited financial information in the table below summarizes the combined results of operations of the Company and Biorginial on a pro forma basis, as though the companies had been combined as of January 1, 2013. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had actually taken place on January 1, 2013 and is not intended to be a projection of future results or trends.

	Revenue	Net income (loss)
	(in thousands)
Bioriginal from September 5, 2014 – September 30, 2014	$7,723	$(281)
2014 supplemental pro forma from July 1, 2014 – September 30, 2014	$91,842	$1,055
2014 supplemental pro forma from January 1, 2014 – September 30, 2014	$289,174	$17,582
2013 supplemental pro forma from July 1, 2013 – September 30, 2013	$113,519	$14,825
2013 supplemental pro forma from January 1, 2013 – September 30, 2013	$259,509	$23,674

NOTE 3. ACQUISITION OF WISCONSIN SPECIALTY PROTEIN, L.L.C.

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

The Company incurred approximately $0.8 million in pretax transaction costs directly related to the acquisition that were expensed and included in selling, general and administrative expenses in the consolidated statement of comprehensive income for the year ended December 31, 2013. The acquisition costs consisted primarily of legal, advisory, valuation, and other consulting fees. The transaction has been accounted for using the acquisition method of accounting which requires, among other things, that all assets acquired and liabilities assumed from acquisitions be recognized at their fair values as of the acquisition date. Any excess of the purchase price over the fair values of the net assets acquired are recorded as goodwill. The following table shows the allocation of the purchase price.

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

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Specifically, the goodwill recorded as part of the acquisition of WSP includes the following:

● the expected synergies and other benefits that the Company believes may result from combining the operations of WSP with the operations of the Company’s human nutrition segment,

● any intangible assets that do not qualify for separate recognition, and

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

	Revenue	Net income (loss)
	(in thousands)
WSP from February 27, 2013 – September 30, 2013	$6,603	$(35)
2013 supplemental pro forma from January 1, 2013 – September 30, 2013	$180,388	$20,800

NOTE 4. PLANT CLOSURE

In December 2013, the Company effectively closed its menhaden fish processing plant located in Cameron, Louisiana and re-deployed certain vessels from that facility to the Company’s other Gulf Coast facilities located in Abbeville, Louisiana and Moss Point, Mississippi. In conjunction with the closure, the following charges were incurred in the Company’s consolidated statements of comprehensive income for the three and nine months ended September 30, 2014 and cumulative to date:

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014	Cumulative to Date
	(in thousands)
Impairment and relocation of property, plant and equipment	$675	$2,414	$7,210
Write-off material and supplies inventory	26	43	140
Employee severance costs	100	340	685
Estimated decommissioning costs	—	—	250
Other ongoing closure costs not attributable to future production	742	2,685	3,794
Total loss related to plant closure	$1,543	$5,482	$12,079

In addition to the above recognized losses, the Company expects that it may have additional losses related to additional impairment and relocation of property, plant and equipment, ongoing employee severance expenses and ongoing costs not attributable to future production such as clean-up and disassembly.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

NOTE 5. RECEIVABLES, NET

Receivables as of September 30, 2014 and December 31, 2013 are summarized as follows:

	September 30, 2014	December 31, 2013
	(in thousands)
Trade	$44,282	$18,689
Insurance	1,728	1,806
Income tax	1,259	714
Other	135	310
Total accounts receivable	47,404	21,519
Less allowance for doubtful accounts	(1,305)	(379)
Receivables, net	$46,099	$21,140

NOTE 6. INVENTORY

The major classes of inventory as of September 30, 2014, December 31, 2013 and September 30, 2013 are summarized as follows:

	September 30, 2014	December 31, 2013	September 30, 2013
	(in thousands)
Fish meal	$46,544	$30,119	$35,130
Fish oil	25,458	41,081	40,186
Fish solubles	708	2,599	2,777
Nutraceutical products	4,141	3,650	4,563
Bioriginal products	19,089	—	—
Dairy protein products	2,072	1,355	1,484
Unallocated inventory cost pool (including off-season costs)	242	6,655	(4,062)
Other materials and supplies	9,665	8,880	10,203
Total inventory	$107,919	$94,339	$90,281

Inventory at September 30, 2014, December 31, 2013 and September 30, 2013 is stated at the lower of cost or market. The elements of September 30, 2014 unallocated inventory cost pool include Omega Protein’s plant and vessel related labor, utilities, rent, repairs and depreciation, which are allocated to inventories produced through the 2014 fishing season.

NOTE 7. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of September 30, 2014 and December 31, 2013 are summarized below:

	September 30, 2014	December 31, 2013
	(in thousands)
Prepaid insurance	$2,749	$2,422
Selling expenses	1,236	869
Fair market value of energy swaps, current portion	11	275
Whey process filters	98	38
Leases	228	53
Other prepaids and expenses	1,589	258
Total prepaid expenses and other current assets	$5,911	$3,915

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

NOTE 8. OTHER ASSETS

Other assets as of September 30, 2014 and December 31, 2013 are summarized as follows:

	September 30, 2014	December 31, 2013
	(in thousands)
Fish nets, net of accumulated amortization of $2,377 and $2,610	$1,420	$1,517
Insurance receivable	424	3,048
Title XI debt issuance costs	249	272
Other debt issuance costs	283	299
Deposits and other	290	98
Total other assets, net	$2,666	$5,234

Amortization expense for fishing nets amounted to approximately $0.3 million and $0.4 million for the three months ended September 30, 2014 and 2013 and $1.0 million for the nine months ended September 30, 2014 and 2013.

As of September 30, 2014 and December 31, 2013, insurance receivables primarily relates to Jones Act claims for employees aboard its vessels. This estimated amount is recorded gross of estimated claims which may be due to claimants and is included in accrued insurance liabilities.

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

NOTE 9. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of September 30, 2014 and December 31, 2013 are summarized as follows:

	September 30, 2014	December 31, 2013
	(in thousands)
Land	$9,087	$7,457
Plant assets	185,986	159,337
Fishing vessels	111,675	101,745
Furniture and fixtures	7,655	7,091
Construction in progress	14,609	16,846
Total property and equipment	329,012	292,476
Less accumulated depreciation and impairment	(163,483)	(148,363)
Property, plant and equipment, net	$165,529	$144,113

Depreciation expense for the three months ended September 30, 2014 and 2013 was $5.1 million and $4.8 million, respectively, and $14.4 million and $14.1 million for the nine months ended September 30, 2014 and 2013, respectively.

The Company capitalizes interest as part of the acquisition cost of a qualifying asset. Interest is capitalized only during the period of time required to complete and prepare the asset for its intended use. For the three months ended September 30, 2014 and 2013, the Company capitalized interest of approximately $0.1 million. For the nine months ended September 30, 2014 and 2013, the Company capitalized interest of approximately $0.5 million and $0.2 million, respectively.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

In December 2013, the Company closed its Cameron, Louisiana menhaden processing plant and re-deployed some of its harvesting and processing assets to the three remaining menhaden processing plants. As a result of the closure, the Company recognized a cumulative $7.2 million in impairment of its fixed assets that it does not plan to use in future operations. For more information see Note 4 – Plant Closure.

NOTE 10. GOODWILL AND OTHER INTANGIBLE ASSETS

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

As of the December 31, 2013, the results of the annual quantitative tests did not result in any impairment of goodwill because the fair values of each of the reporting units exceeded their respective carrying values. Specifically, our two reporting units, InCon/Cyvex and WSP, each had calculated fair values that were 21% in excess of their carrying values.  Additionally, the calculated fair value of InCon’s trade secrets exceeded its carrying value by 5%.  Key assumptions in the fair value calculations include discount rates and future sales volumes, prices and production costs.  It should be noted that these assumptions require speculation and are highly subjective given the early stage and transitional nature of the businesses, and the use of other reasonable, but different, assumptions could produce significantly different fair values and, potentially, impairments.

Our annual quantitative tests have assumed increasing cash flows over the next several years, based on anticipated sales growth and improved profitability; through the nine months ended September 30, 2014, the two reporting units have not achieved the assumed results.  If future cash flow expectations decline sufficiently, the estimated fair values would be reduced and could potentially result in a material impairment in a subsequent period.

The following table summarizes the changes in the carrying amount of goodwill resulting from the Company’s acquisitions of Biorginal, WSP, Cyvex and InCon (in thousands):

	Bioriginal	WSP	Cyvex and Incon	Total
January 1, 2014	$—	11,614	7,986	$19,600
Acquisitions	31,274	—	—	31,274
Foreign currency translation adjustment	(216)	—	—	(216)
September 30, 2014	$31,058	11,614	7,986	$50,658

The following table summarizes the Company’s intangible assets (dollars in thousands):

	September 30, 2014	December 31, 2013	Weighted Average Life (years)
Carrying value of intangible assets subject to amortization:
Customer relationships and non-competes	$16,161	$5,930
Less accumulated amortization	(1,199)	(613)	10
Total intangible assets subject to amortization, net	$14,962	$5,317
Indefinite life intangible assets – trade names/secrets and other	6,426	2,615
Total intangible assets	$21,388	$7,932

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Amortization expense of the Company’s intangible assets for the three months ended September 30, 2014 and 2013 was approximately $0.3 million and for the nine months ended September 30, 2014 and 2013 was approximately $0.6 million. Estimated future amortization expense related to intangible assets is as follows (in thousands):

Remainder of 2014	$419
2015	1,669
2016	1,669
2017	1,669
Thereafter	9,536
Total estimated future amortization expense	$14,962

The Company’s goodwill and other intangible assets are more fully explained in Note 11 to the consolidated financial statements in Item 8 of the Company’s Form 10-K for the fiscal year ended December 31, 2013.

NOTE 11. NOTES PAYABLE AND LONG-TERM DEBT

At September 30, 2014 and December 31, 2013, the Company's long-term debt consisted of the following:

	September 30, 2014	December 31, 2013
	(in thousands)
U.S. government guaranteed obligations (Title XI loans) collateralized by a first lien on certain vessels and certain plant assets:
Amounts due in installments through 2025, interest from 5.7% to 7.0%	$21,761	$24,211
Amounts due in installments through 2014, interest at Eurodollar rates plus 0.5% (0.7% at December 31, 2013)	—	31
Amounts due on Loan Agreement in March 2017, interest at LIBOR plus an applicable rate (1.74% to 1.84% at September 30, 2014)	17,000	—
ING credit facility, interest at EURIBOR plus an applicable rate (2.98% at September 30, 2014)	—	—
ING Commercial Finance B.V., interest at EURIBOR plus an applicable rate (1.76% at September 30, 2014)	2,214	—
HSBC credit facility, matures March 2019, interest at HSBC prime rate plus an applicable rate (4.5% at September 30, 2014)	7,558	—
HSBC demand loan, amounts due in installments through March 2019, interest at HSBC’s Prime rate plus an applicable rate (currently 6.75%)	6,394	—
Total debt	54,927	24,242
Less current maturities	(14,157)	(3,112)
Long-term debt	$40,770	$21,130

The Title XI loans are secured by certain liens on the Company’s fishing vessels and mortgages on the Company’s Reedville, Virginia and Abbeville, Louisiana plants.

In June 2011, pursuant to the Title XI program, the United States Department of Commerce Fisheries Finance Program (the “FFP”) approved a financing application made by the Company in the amount of $10.0 million (the “Approval Letter”) which expires on June 20, 2016. To date, the Company has not borrowed any amounts under the Approval Letter and its ability to do so has been adversely affected by an EPA notice that the Company’s Omega Protein subsidiary is ineligible, as a result of its previous convictions under the Clean Water Act, for receipt of government contracts or benefits in certain cases. See “Risk Factors - If our Omega Protein subsidiary fails to comply with the terms of its probation under a plea agreement entered into in June 2013, we could be subject to criminal prosecution” in the Company’s Form 10-K for the year ended December 31, 2013 for further detail on this EPA notice. As of September 30, 2014, the Company had approximately $21.8 million of borrowings outstanding under Title XI and was in compliance with all of the covenants contained therein.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

In March 2012, the Company entered into an Amended and Restated Loan Agreement (the “Loan Agreement”) with Wells Fargo Bank, National Association, as administrative agent (the “Agent”) for the lenders (currently Wells Fargo Bank, National Association and JP Morgan Chase Bank, N.A.) (collectively, the “Lenders”) pursuant to which the Lenders agreed to extend credit to the Company in the form of loans (each a “Loan” and collectively, the “Loans”) on a revolving basis of up to $60.0 million (the “Commitment”). In September 2014, the Company and the Lenders amended the Loan Agreement to (i) permit the acquisition by the Company of Bioriginal, (ii) permit certain existing indebtedness of Bioriginal and the related liens, (iii) add certain collateral under the Loan Agreement relating to Bioriginal, and (iv) increase the commitment of the Lenders under the Loan Agreement by $10 million to a total of $70 million. The Loan Agreement also requires the Company to comply with various affirmative and negative covenants affecting the Company’s businesses and operations, including various financial covenants.

All Loans and all other obligations outstanding under the Loan Agreement are payable in full on March 21, 2017. As of September 30, 2014 and December 31, 2013, the Company had $17.0 million and $0, respectively, outstanding under the Loan Agreement and approximately $3.5 million in letters of credit. As of September 30, 2014, the Company was in compliance with all financial covenants under the Loan Agreement. The Company has no off-balance sheet arrangements other than normal operating leases and standby letters of credit.

The Company’s notes payable and long-term debt are more fully explained in Note 12 to the consolidated financial statements in Item 8 of the Company’s Form 10-K for the fiscal year ended December 31, 2013 and the Company’s Current Report on Form 8-K dated September 5, 2014.

On June 6, 2010, Bioriginal Europe entered into a credit facility with ING Bank N.V. which provides borrowings up to 250,000 Euro.  Under the credit facility, interest is paid at 2.97% plus the EURIBOR rate (currently 2.98%) and is secured by Bioriginal Europe’s equipment and a loan to Bioriginal Canada.  The credit facility contains cross default provisions and other covenants.   As of September 30, 2014, $0 was outstanding under this credit facility.

On March 31, 2012, Bioriginal Europe entered into a credit facility with ING Commercial Finance B.V. which provides borrowings up to an amount based on accounts receivable and inventory balances, and matures on March 31, 2015.  Advances are repayable on demand and bear interest payable monthly at 1.75% + EURIBOR (currently 1.76%).  The credit facility is secured by accounts receivable and inventory of Bioriginal Europe to a maximum of 85% of accounts receivable and 60% of inventory.   The credit facility contains cross default provisions and other covenants.  As of September 30, 2014, $2.2 million was outstanding under this credit facility.

On April 15, 2014, Bioriginal Canada entered into a credit facility with HSBC Bank of Canada (the “Bioriginal Credit Facility”) which provides borrowings up to $20,000,000 Canadian dollars and matures on March 15, 2019, subject to HSBC’s right to terminate the facility in its sole discretion. Under the Bioriginal Credit Facility, Bioriginal Canada has an operating line of credit for which interest is paid at HSBC prime rate plus 1.25% (currently 4.5%) and is secured by Bioriginal Canada’s accounts receivable and inventory to a maximum of $17,000,000 Canadian dollars and is payable on demand. Additionally, there is a separate maximum of $4,200,000 related to letters of credit which pays interest at the same rate as the operating line of credit. At September 30, 2014 Bioriginal has issued $4,200,000 in letters of credit in support of product purchases from a foreign supplier. Generally these letters of credit are insured by Export Development Canada and are not considered to be drawn under this credit facility. As of September 30, 2014, $7.6 million was outstanding under these subsections of the credit facility.

Also within the Bioriginal Credit Facility is a cash flow loan which is repayable in monthly installments of $166,700 Canadian dollars plus interest at a rate between HSBC's Prime rate plus 2.25% to 4.25% depending on a quarterly covenant calculation of Funded Debt to EBITDA (currently 6.75%) and is secured by a General Security Agreement. As of September 30, 2014, $6.4 million was outstanding under this subsection of the credit facility.

The Bioriginal Credit Facility requires Bioriginal to comply with various affirmative and negative covenants affecting Bioriginal’s businesses and operations. In addition, the Bioriginal Credit Facility requires Bioriginal to comply with the following financial covenants:

●	Bioriginal may not permit its ratio of Funded Debt to EBITDA to at any time exceed 3.0 to 1;

●	Bioriginal may not permit its Current Ratio at any time to be less than 1.30 to 1;

●	Bioriginal may not permit its ratio of Debt Service Coverage to be less than 1.25 to 1 to be tested only at each year end based on audited financial statements of Bioriginal;

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

●	Bioriginal may not make capital expenditures aggregating in any one year in excess of $500,000 Canadian dollars, which amount shall not be cumulative from year to year;

●	Bioriginal may not declare or pay any dividends if the Funded Debt EBITDA is greater than 2.0 to 1

NOTE 12. ACCRUED LIABILITIES

Accrued liabilities as of September 30, 2014 and December 31, 2013 are summarized as follows:

	September 30, 2014	December 31, 2013
	(in thousands)
Insurance	$5,689	$7,222
Reserve for plant closure costs	542	595
Salary and benefits	14,392	9,423
Trade creditors	6,136	5,100
Taxes, other than income tax	1,480	64
Income tax	2,819	4,132
Deferred revenue	6,929	2,362
Accrued interest	201	200
Other	260	47
Total accrued liabilities	$38,448	$29,145

As of September 30, 2014 and December 31, 2013, deferred revenue represents payments primarily received from international customers related to revenues which were not recognized until the subsequent period due to revenue recognition criteria.

NOTE 13. COMMITMENTS AND CONTINGENCIES

Bioriginal Contingency

In September 2014, the Company acquired all of the outstanding equity of Bioriginal pursuant to the terms of a share purchase agreement. A portion of the equity of Bioriginal was indirectly held by the Management Sellers, who continue to be employed by Bioriginal and share in the management of Bioriginal’s business. Bioriginal is now a wholly owned subsidiary of the Company.

In addition to the acquisition date cash purchase price and restricted stock, the Management Sellers may also earn additional amounts based on the annual adjusted EBITDA of Bioriginal’s business during each of the calendar years 2014 through 2016. If the adjusted EBITDA meets or exceeds agreed upon targets for the calendar year, the payout ranging from $1.7 million Canadian dollars to $2.9 million Canadian dollars will be earned, subject to certain forfeitures based on termination of Management Sellers’ employment. The maximum total payment for all three years is $8.8 million Canadian dollars.

The earn-out payments in Canadian dollars, if any, will be estimated on a quarterly basis and paid in September 2017. The Company will record the estimated contractual obligation as compensation expense during each year as it is deemed probable that such amount will be payable. For the nine months ended September 30, 2014, the Company recorded a $0.1 million liability related to this provision of the agreement.

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

The annual earn-out payments, if any, will be estimated on a quarterly basis and paid subsequent to year end. The Company will record the estimated contractual obligation as compensation expense during each year as it is deemed probable that such amount will be payable. In addition, the earn-out payments are subject to certain reductions associated with future InCon capital expenditures and forfeitures based on termination of employment of a Seller. For the nine months ended September 30, 2014 and year ended December 31, 2013, the Company has not recorded an annual earn-out estimate.

Legal Contingencies

The Company was named in a lawsuit filed in federal court in the Southern District of Mississippi in connection with the death of an employee at the Company’s Moss Point, Mississippi plant in April 2012. The lawsuit alleges that the Company intentionally caused the employee’s death, a claim that the Company emphatically denies. The Company believes that the claim is covered by the state’s workers compensation statute which provides that worker compensation benefits are the exclusive remedy for a work-related injury or death under these circumstances. The Company filed a motion for summary judgment asking the court to dismiss the claim and in September 2014, the court granted the Company’s motion and dismissed all of the plaintiff’s claims with prejudice. The plaintiff has appealed the dismissal to the Court of Appeals for the Fifth Circuit. The Company intends to contest the appeal vigorously.

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

Three Months Ended September 30:	2014		2013
Allocation of earnings:
Net income	$659		$13,962
Income allocated to participating securities	(19)		(324)
Income allocated to common shares outstanding	$640		$13,638

Weighted average common shares outstanding	20,637		20,150

Basic earnings per share		0.03		0.68

Stock options assumed exercised	621		612
Weighted average diluted common shares and potential common share equivalents outstanding	21,258		20,762
Diluted earnings per share		0.03		0.66

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Nine Months Ended September 30:	2014		2013
Allocation of earnings:
Net income	$15,263		$20,797
Income allocated to participating securities	(402)		(464)
Income allocated to common shares outstanding	$14,861		$20,333

Weighted average common shares outstanding	20,474		19,801

Basic earnings per share		0.73		1.03

Stock options assumed exercised	648		719
Weighted average diluted common shares and potential common share equivalents outstanding	21,122		20,520
Diluted earnings per share		0.70		0.99

Options to purchase the following number of shares of common stock (in thousands) were outstanding during the three and nine months ended September 30, 2014 and 2013 but were excluded from the computation of diluted earnings per share because the adjusted exercise prices of the options based upon the assumed proceeds were greater than the average market price of the shares during that period.

Three Months Ended September 30,		Nine Months Ended September 30,
2014	2013	2014	2013
25	130	125	150

NOTE 15. COMPONENTS OF NET PERIODIC BENEFIT COST

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Service cost	$—	$—	$—	$—
Interest cost	274	248	822	744
Expected return on plan assets	(298)	(253)	(894)	(759)
Amortization of prior service costs	—	—	—	—
Amortization of net loss	229	386	687	1,158
Net periodic pension cost	$205	$381	$615	$1,143

For the nine months ended September 30, 2014 and 2013, the Company contributed approximately $1.5 million and $1.4 million, respectively, to the Company’s pension plan. The Company expects to make contributions of $0.4 million to the pension plan during the remainder of 2014.

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

The tables below present information about reported segments for three months ended September 30, 2014 and 2013 (in thousands). It should be noted that all cash and cash equivalent balances have been included in the identifiable assets of the unallocated segment.

September 30, 2014	Animal Nutrition	Human Nutrition(1)	Unallocated	Total
Revenue (2)	$55,123	$15,641	$—	$70,764
Cost of sales	40,920	15,666	—	56,586
Gross profit	14,203	(25)	—	14,178
Selling, general and administrative expenses (including research and development)	540	2,985	7,299	10,824
Loss related to plant closure	1,543	—	—	1,543
Other (gains) and losses	12	—	—	12
Operating income (loss)	$12,108	$(3,010)	$(7,299)	$1,799
Depreciation and amortization	$4,332	$1,136	$269	$5,737
Identifiable assets	$233,239	$167,838	$2,579	$403,656
Capital expenditures	$4,179	$7,884	$923	$12,986

(1)	Includes revenues and related expenses for Bioriginal from September 5, 2014 through September 30, 2014.

(2)	Excludes revenue from internal customers of $0.4 million for fish oil that was transferred from the animal nutrition segment to the human nutrition segment at cost.

September 30, 2013	Animal Nutrition	Human Nutrition	Unallocated	Total
Revenue (3)	$79,828	$7,792	$—	$87,620
Cost of sales	52,321	5,879	—	58,200
Gross profit	27,507	1,913	—	29,420
Selling, general and administrative expenses (including research and development)	733	1,924	4,923	7,580
Other (gains) and losses	(160)	79	—	(81)
Operating income (loss)	$26,934	$(90)	$(4,923)	$21,921
Depreciation and amortization	$4,531	$651	$192	$5,374
Identifiable assets	$271,363	$54,095	$1,323	$326,781
Capital expenditures	$3,960	$1,062	$90	$5,112

(3)	Excludes revenue from internal customers of $0.3 million for fish oil that was transferred from the animal nutrition segment to the human nutrition segment at cost.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The tables below present information about reported segments for the nine months ended September 30, 2014 and 2013 (in thousands).

September 30, 2014	Animal Nutrition	Human Nutrition(4)	Unallocated	Total
Revenue (5)	$175,657	$30,520	$—	$206,177
Cost of sales	122,588	28,494	—	151,082
Gross profit	53,069	2,026	—	55,095
Selling, general and administrative expenses (including research and development)	1,729	6,973	15,769	24,471
Loss related to plant closure	5,482	—	—	5,482
Other (gains) and losses	54	191	—	245
Operating income (loss)	$45,804	$(5,138)	$(15,769)	$24,897
Depreciation and amortization	$13,074	$2,536	$462	$16,072
Identifiable assets	$233,239	$167,838	$2,579	$403,656
Capital expenditures	$14,537	$20,785	$932	$36,254

(4)	Includes revenues and related expenses for Bioriginal from September 5, 2014 through September 30, 2014.

(5)	Excludes revenue from internal customers of $1.8 million for fish oil that was transferred from the animal nutrition segment to the human nutrition segment at cost.

September 30, 2013	Animal Nutrition	Human Nutrition(6)	Unallocated	Total
Revenue (7)	$156,618	$21,702	$—	$178,320
Cost of sales	106,201	17,319	—	123,520
Gross profit	50,417	4,383	—	54,800
Selling, general and administrative expenses (including research and development)	2,023	5,081	14,069	21,173
Other (gains) and losses	214	79	—	293
Operating income (loss)	$48,180	$(777)	$(14,069)	$33,334
Depreciation and amortization	$13,352	$1,721	$554	$15,627
Identifiable assets	$271,363	$54,095	$1,323	$326,781
Capital expenditures	$16,006	$1,675	$328	$18,009

(6)	Includes revenues and related expenses for WSP from February 27, 2013 through September 30, 2013.

(7)	Excludes revenue from internal customers of $1.3 million for fish oil that was transferred from the animal nutrition segment to the human nutrition segment at cost.

A reconciliation of total segment operating income to total earnings from operations before income taxes for the three and nine months ended September 30, 2014 and 2013 is as follows (in thousands):

	Three Months Ended September 30,
	2014	2013
Operating income for reportable segments	$1,799	$21,921
Interest income	4	5
Interest expense	(365)	(483)
Gain on foreign currency	272	—
Other expense, net	(39)	(104)
Income before income taxes	$1,671	$21,339

	Nine Months Ended September 30,
	2014	2013
Operating income for reportable segments	$24,897	$33,334
Interest income	17	15
Interest expense	(747)	(1,356)
Gain on foreign currency	272	—
Other expense, net	(213)	(285)
Income before income taxes	$24,226	$31,708

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

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The carrying values and respective fair values of the Company’s long-term debt are presented below (in thousands). The fair value of the Company’s long-term debt is estimated based on the quoted market prices available to the Company for issuance of similar debt with similar terms at September 30, 2014 and December 31, 2013.

	September 30, 2014	December 31, 2013
Long-term Debt (Level 2):
Carrying Value	$54,927	$24,242
Estimated Fair Value	$56,300	$25,285

The following tables set forth by level within the fair value hierarchy the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2014 and December 31, 2013. As required by FASB ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	September 30, 2014

	Fair Value Measurements Using			Assets
				(Liabilities) at
	Level 1	Level 2	Level 3	Fair Value
Assets (Liabilities) (in thousands)
Energy swaps	$—	$(364)	$—	$(364)
Total Assets (Liabilities)	$—	$(364)	$—	$(364)

	December 31, 2013

	Fair Value Measurements Using			Assets
				(Liabilities) at
	Level 1	Level 2	Level 3	Fair Value
Assets (Liabilities) (in thousands)
Energy swaps	$—	$275	$—	$275
Total Assets (Liabilities)	$—	$275	$—	$275

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

For the three months ended September 30, 2014, the income tax provision reflects an effective tax rate of 60.6%, compared to an effective tax rate of 34.6% for the quarter ended September 30, 2013. For the nine months ended September 30, 2014, the income tax provision reflects an effective tax rate of 37.0%, compared to an effective tax rate of 34.4% for the nine months ended September 30, 2013. The statutory tax rate of 35% for U.S. federal taxes was in effect for the three and nine months ended September 30, 2013 and 2014, respectively. The increase in the effective tax rates for the three and nine month periods ended September 30, 2014 is primarily a result of non-recurring expenses related to the acquisition of Bioriginal that were not deductible for tax purposes.

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

The human nutrition segment operates under the names Nutegrity and Bioriginal Food & Science Corp. (“Bioriginal”). Nutegrity is comprised primarily of three subsidiaries: Cyvex Nutrition, Inc. (“Cyvex”), InCon Processing, L.L.C. (“InCon”) and Wisconsin Specialty Protein, L.L.C. (“WSP”). Cyvex, acquired by the Company in December 2010, is located in Irvine, California and is an ingredient provider in the nutraceutical industry. InCon, acquired by the Company in September 2011, is located in Batavia, Illinois and is a specialty processor that utilizes molecular distillation technology to concentrate Omega-3 fish oils and, subject to outside demand and excess capacity, a variety of other compound products for third-party tolling customers. WSP, acquired by the Company in February 2013, is a manufacturer and marketer of specialty dairy and other protein products headquartered in Madison, Wisconsin and operates a production facility in Reedsburg, Wisconsin. For additional information related to the Company’s acquisition of WSP, see Note 3 – Acquisition of Wisconsin Specialty Protein, L.L.C to the unaudited condensed consolidated financial statements in Item 1.

Bioriginal, acquired by the Company in September 2014 and headquartered in Saskatoon, Canada with additional operations in the Netherlands, is a supplier of plant and marine based specialty oils and essential fatty acids to the food and nutraceutical industries. See Note 2 – Acquisition of Bioriginal Food & Science Corp. for additional information related to the Company’s acquisition of Bioriginal.

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

OMEGA PROTEIN CORPORATION

Company Overview

Revenues Composition. The following table sets forth Omega Protein’s revenues by product (in millions) and the approximate percentage of total revenues represented thereby, for the indicated periods:

	Three Months Ended September 30,
	2014		2013
	Revenues	Percent	Revenues	Percent
Fish Meal	$34.9	49.2%	$50.3	57.4%
Fish Oil	13.7	19.4	22.5	25.7
Refined Fish Oil	5.5	7.8	5.9	6.7
Fish Solubles and Other	1.1	1.6	1.1	1.3
Dietary Supplement and Food Ingredients and Products	15.6	22.0	7.8	8.9
Total	$70.8	100.0%	$87.6	100.0%

	Nine Months Ended September 30,
	2014		2013
	Revenues	Percent	Revenues	Percent
Fish Meal	$100.8	48.8%	$103.7	58.1%
Fish Oil	55.0	26.7	32.1	18.0
Refined Fish Oil	16.7	8.1	17.1	9.6
Fish Solubles and Other	3.2	1.6	3.7	2.1
Dietary Supplement and Food Ingredients and Products	30.5	14.8	21.7	12.2
Total	$206.2	100.0%	$178.3	100.0%

The following table sets forth Omega Protein’s revenues by geography (in millions) and the approximate percentage of total revenues represented thereby, for the indicated periods:

	Three Months Ended September 30,
	2014		2013
	Revenues	Percent	Revenues	Percent

Domestic Revenues	$43.1	60.9%	$34.4	39.3%
Export Revenues	27.7	39.1	53.2	60.7
Total	$70.8	100.0%	$87.6	100.0%

	Nine Months Ended September 30,
	2014		2013
	Revenues	Percent	Revenues	Percent

Domestic Revenues	$106.8	51.8%	$90.3	50.6%
Export Revenues	99.4	48.2	88.0	49.4
Total	$206.2	100.0%	$178.3	100.0%

OMEGA PROTEIN CORPORATION

 Animal Nutrition Products

2014 Fishing Information.  At September 30, 2014, Omega Protein owned a fleet of 37 vessels and 27 spotter aircraft for use in its fishing operations and also leased additional aircraft where necessary to facilitate operations. During the 2014 fishing season in the Gulf of Mexico, which ran from mid-April through October, Omega Protein operated 21 fishing and carry vessels and 21 spotter aircraft. The fishing area in the Gulf is generally located along the Gulf Coast, with a concentration off the Louisiana and Mississippi coasts. The fishing season along the Atlantic coast began in mid-May and can extend into early December. During the 2014 season, Omega Protein is operating 7 fishing vessels and 7 leased spotter aircraft along the Mid-Atlantic coast. The remaining fleet of fishing vessels and spotter aircraft are not routinely operated during the fishing season and are back-up to the active fleet, used for other transportation purposes, inactive, in the process of refurbishment in the Company’s shipyard or held for disposal. Historical fish catch and production results at the end of the third quarter for the past five years are as follows:

	2014	2013	2012	2011	2010
Fish catch in tons as of September 30,	345,455	383,299	512,474	514,527	367,650
Fish meal, oil and solubles production in tons (excludes refined)	121,571	152,822	171,256	176,699	129,803

The Company cautions that because of the volatility of fish catch generally, partial year catch numbers are not indicative of results that may be expected for a full year. In addition, fish catch, yields and production, which affect inventory costs and volumes available for sale, fluctuate from year to year and month to month. The Company’s 2014 fish catch and related production results through September 30, 2014 have been below average. For illustrative purposes, the Company’s fish meal, oil and solubles production for the 2014 fishing season through September 30, 2014 is lower by 23% compared to the Company’s five year fish meal, oil and solubles production average. This reduction is due in part to the Company’s decision to close its Cameron, Louisiana facility and fish three less vessels, and the limit on fish caught in the Atlantic Ocean enacted before the 2013 fishing season. The below average fish meal, oil and solubles production has resulted in higher per unit inventory costs and fewer volumes available for future sale. These higher unit costs and fewer volumes available for sale have adversely impacted financial results for the third quarter of 2014 and are expected to adversely affect financial results through the second quarter of 2015.

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

Sales Contracts.  Omega Protein generally sells most of its products on up to a twelve-month forward contract basis with the balance sold on a spot basis through purchase orders or under longer-term forward contracts. Omega Protein’s sales contracts generally contain force majeure and other production allocation provisions. Historically, fish meal and fish oil sold on a forward contract basis has fluctuated from year to year based upon perceived market availability and forward price expectations. As of September 30, 2014, Omega Protein had sold forward on a contract basis approximately 25,000 short tons of fish meal and 10,000 metric tons of fish oil for 2014, contingent on 2014 production and product availability. Of these forward sales, the majority was contracted during 2014. As a basis of comparison, as of September 30, 2013, Omega Protein had sold forward on a contract basis approximately 25,000 short tons of fish meal and 5,000 metric tons of fish oil for 2013.

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

Customers and Marketing.  Most of Omega Protein’s marine products are sold directly to approximately 200 customers by Omega Protein’s agriproducts sales department, while a smaller amount is sold through independent sales agents and the Company’s human nutrition segment. Omega Protein’s animal nutrition segment product inventory was $72.7 million as of September 30, 2014 versus $73.8 million as of December 31, 2013.

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

OMEGA PROTEIN CORPORATION

Omega Protein’s products are sold both in the U.S. and internationally. International sales consist of both fish meal and fish oil and are primarily to China, Norway, Canada, Saudi Arabia, Japan and Taiwan. Omega Protein’s sales in these foreign markets are denominated in U.S. dollars and are not directly affected by currency fluctuations. Such sales could be adversely affected by changes in demand resulting from fluctuations in currency exchange rates.

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

ASMFC.  In December 2012, the ASMFC established a coast-wide limit on the amount of Atlantic menhaden that can be harvested each year. Based on a 20% reduction from the 2009-2011 average annual landings, total menhaden harvest in the 2013 fishing year and beyond will be limited to 170,800 metric tons (“mt”). The Company expects that this total harvest level will remain in place through 2015 when a new assessment of the Atlantic menhaden population will be conducted. The new catch limit represents a 24% reduction from the 2012 coastal harvest level of 224,200 mt, of which the Company accounted for 160,600 mt. Changes in these catch levels beyond 2015 likely will be influenced by the results of the ongoing 2014 benchmark stock assessment.

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

OMEGA PROTEIN CORPORATION

Human Nutrition Products

The Company’s human nutrition business consists of Nutegrity (which is a division of the Company comprised of Cyvex, InCon, and WSP) and Bioriginal. The human nutrition business has three primary product lines: protein products, specialty oils and fatty acids and other nutraceutical ingredients.

Nutegrity

Protein Products. Nutegrity produces a variety of value added dairy protein ingredients for the food and nutritional supplement industries, including organic and other specialty protein products, using processes applicable to a variety of nutritional dairy ingredients. Nutegrity has three main categories of dairy protein powders:

●	rBGH-Free: Artificial growth hormone-free cow’s milk whey protein concentrate,
●	Organic: USDA certified organic cow’s milk whey protein concentrate, and
●	Goat: Goat’s milk whey protein concentrate for those who cannot tolerate cow dairy products.

Nutegrity manufactures and sells Whey Protein Concentrate-80, Whey Protein Isolate, Milk Protein Concentrate and bulk ingredients globally to leading nutritional and food and beverage companies worldwide. By-products from the manufacturing process, including lactose, cream and animal feed supplements, are also sold.

Nutegrity also manufactures, blends and sells protein powder meal replacement / supplement products under its various tera’swhey® and tera’s™ brands. These products are sold to retail customers primarily in the natural, specialty foods and specialty supplements channels. The target market for these products is adults who seek a healthy lifestyle through minimally processed foods.

Specialty Oils and Essential Fatty Acids. Nutegrity produces OmegaActiv®, a concentrated form of refined fish oil which is marketed as a dietary supplement ingredient. Nutegrity also produces OmegaPure®, a highly refined fish oil designed to deliver a stable, odorless, flavorless source of Omega-3 fatty acids which is marketed for food applications. OmegaPure® is kosher-certified.

Other Nutraceutical Ingredients. Nutegrity markets and sells an extensive list of other nutraceutical ingredients derived from fruit, vegetable and botanicals. These products include the following signature ingredients:

●	AvoVida® Avocado/ Soy Unsaponifiables for joint support;
●	BioVinca® Vinpocetine for brain function support;
●	BioVin® grape extract for cardiovascular support;
●	Novusetin™ for cognitive health support;
●	Euro Black Currant™ berry extract that provides anthocyanins with a high ORAC (Oxygen Radical Absorbance Capacity value); and
●	BroccoPhane® broccoli sprout concentrate containing sulforophane.

Marketing. Nutegrity markets its proprietary brands of food and dietary ingredients through an integrated marketing program that includes internet, print, public relations and direct sales to companies manufacturing dietary supplements in all their forms (i.e. capsules, tablets and softgels). Nutegrity also directs and participates in clinical research studies, often in collaboration with scientists and research institutions, to validate the benefits of a product and provide scientific support for product claims and marketing initiatives.

Manufacturing Capabilities. The Company’s Batavia, Illinois facility is a specialty toll processor that utilizes molecular distillation technology to concentrate Omega-3 fish oils and, subject to outside demand and excess capacity, a variety of other compound products for third-party tolling customers. The Company believes that the Batavia facility’s concentration technology allows the Company to provide its customers with an enhanced range of Omega-3 fish oils in concentrated forms such as ethyl esters and triglycerides. The concentrated fish oils manufactured by the Batavia facility are marketed and sold under the Company’s OmegaActiv® brand.

OMEGA PROTEIN CORPORATION

The Company’s Reedsburg, Wisconsin facility, which produces and markets a variety of value-added whey protein ingredients for the food and nutritional supplement industries, including organic and other specialty protein products, using processes applicable to a variety of nutritional dairy ingredients. The Company believes the Reedsburg facility’s protein processing capabilities allow the Company to enhance its presence in the specialty proteins markets and advance its goal of providing sustainable, value-added nutrition ingredients. The dairy protein manufacturing facility is in the process of being expanded to a 33,000 square foot facility and the expansion is substantially complete.

Bioriginal

Specialty Oils and Essential Fatty Acids. Bioriginal is a leading supplier of specialty oils and essential fatty acids to the food and nutraceutical industries across North America, Europe and Asia. Bioriginal sources ingredients from across the world to formulate unique products for its customers. Bioriginal has the technical and scientific expertise to combine specialty oils and essential fatty acids to develop efficacious formulations and unique delivery systems to meet its customer’s needs. Plant based oils include coconut oil, flax, borage, evening primrose, and hemp. Marine based oils include krill oil, tuna oil and other EPA and DHA rich oils.

Manufacturing Capabilities. Bioriginal produces, packages and markets a variety of specialty oils and essential fatty acids, and has developed proprietary methods and systems to provide customized turnkey solutions for its customers. Processing capabilities at its Saskatoon, Saskatchewan and Den Bommel, the Netherlands facilities include cold press, blending, emulsifying and packaging.

Competition and Regulation in the Human Nutrition Division

Competition. The food and nutraceutical ingredient supplier industry is a large, highly fragmented and growing industry, with no single industry participant accounting for a majority of total industry sales. Competition is based primarily on price, quality and assortment of products, customer service, marketing support and availability of new ingredients. In addition, the market is highly sensitive to the introduction of new products. Nutegrity and Bioriginal compete with manufacturers, distributors and marketers of food and dietary supplement ingredients both within and outside the United States and Canada.

Regulation. The processing, formulation, safety, manufacturing, packaging, labeling, advertising, and distribution of Nutegrity and Bioriginal products are subject to regulation by one or more federal agencies, including the Food and Drug Administration (“FDA”), the Canadian Food Inspection Agency (“CFIA”), the Federal Trade Commission (“FTC”), the Consumer Product Safety Commission (“CPSC”), the United States Department of Agriculture (“USDA”), and the Environmental Protection Agency (“EPA”), and by various agencies of the states and localities in which the products are sold. The area of business that these and other authorities regulate include, among others:

●	claims and advertising;

●	labels;

●	ingredients; and

●	manufacturing, distributing, importing, selling and storing of products.

In particular, the FDA regulates the formulation, manufacturing, packaging, storage, labeling, promotion, importation, and distribution and sale of dietary supplements and food ingredients in the United States, while the FTC regulates marketing and advertising claims.

Some Nutegrity and Bioriginal products are packaged and sold directly to retailers and consumers, and therefore are subject to greater oversight and enforcement action by the FTC. In recent years, the FTC has instituted numerous enforcement actions against consumer packaged goods companies for failure to have adequate substantiation for claims made in advertising or for use of false or misleading advertising claims.

New Legislation and Regulations. Legislation or regulations may be introduced which, if passed, would impose substantial new regulatory requirements on the manufacture, packaging, labeling, advertising and distribution and sale of Nutegrity and Bioriginal products. The Company cannot determine what effect additional domestic or international governmental legislation, regulations, or administrative orders, when and if promulgated, would have on Company’s business in the future. New legislation or regulations may require the reformulation, elimination, or relabeling of certain products to meet new standards and revisions to certain sales and marketing materials, and it is possible that the costs of complying with these new regulatory requirements could be material.

OMEGA PROTEIN CORPORATION

Critical Accounting Policies and Estimates

The methods, estimates and judgments used in applying the Company’s critical accounting policies have a significant impact on the results reported in the Consolidated Financial Statements. The SEC has defined the critical accounting policies as the ones that are most important to the portrayal of the Company’s financial condition and operating results, and requires the Company to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are highly uncertain at the time of estimation. Based on this definition, the Company’s most critical policies include: valuation of inventory (Notes 1 and 7 to the consolidated financial statements in Item 8 of the Company’s 2013 Form 10-K), valuation of losses related to Jones Act and worker’s compensation insurance claims (Note 1 to the consolidated financial statements in Item 8 of the Company’s 2013 Form 10-K), valuation of income and deferred taxes (Notes 1 and 14 in the Company’s 2013 Form 10-K), valuation of pension plan obligations (Notes 1 and 16 to the consolidated financial statements in Item 8 of the Company’s 2013 Form 10-K), and the valuation of goodwill and other intangible assets (Notes 1 and 11 to the consolidated financial statements in Item 8 of the Company’s 2013 Form 10-K).

Specifically with respect to fish related inventory, Omega Protein’s per unit cost of production is estimated prior to the beginning of each fishing season based on total estimated fishing costs (including off-season costs) divided by estimated total units of production. Omega Protein adjusts the cost of sales, unallocated inventory cost pool and inventory balances at the end of the second, third and fourth quarters based on revised estimates of total units of production to total inventoriable costs. For 2013 the cost per unit of production decreased 6.5% from the third quarter of 2013 to the fourth quarter of 2013 due to larger than anticipated production during the fourth quarter. For the most part, Omega Protein begins selling its current season’s production during the third quarter and sells that production until the second quarter of the following year.

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

As of the December 31, 2013, the results of the annual quantitative tests for the human nutrition reporting units did not result in any impairment of goodwill because the fair values of each of the reporting units exceeded their respective carrying values. Specifically, our two reporting units, InCon/Cyvex and WSP, each had calculated fair values that were 21% in excess of their carrying values.  Additionally, the calculated fair value of InCon’s trade secrets exceeded its carrying value by 5%.  Key assumptions in the fair value calculations include discount rates and future sales volumes, prices and production costs.  It should be noted that these assumptions are highly subjective given the early stage and transitional nature of the businesses, and the use of different assumptions could produce significantly different fair values and, potentially, impairments.

Our annual quantitative tests have assumed increasing cash flows over the next several years, based on anticipated sales growth and improved profitability; through the nine months ended September 30, 2014, the two reporting units have not achieved the assumed results.  If future cash flow expectations decline sufficiently, the estimated fair values could be reduced and potentially result in a material impairment in a subsequent period.

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

OMEGA PROTEIN CORPORATION

Results of Operations

The following discussion segregates the financial results of our two industry segments: animal nutrition and human nutrition. For a discussion of our segments, see Note 16 - Industry Segments to the unaudited condensed consolidated financial statements in Item 1.

Interim Results for the Third Quarters ended September 30, 2014 and September 30, 2013

Animal Nutrition

	Three Months Ended September 30,
	2014	2013	Increase (Decrease)
	(in millions)
Revenues	$55.1	$79.8	$(24.7)
Cost of sales	40.9	52.3	(11.4)
Gross profit	14.2	27.5	(13.3)
Selling, general and administrative expenses (including research and development)	0.5	0.7	(0.2)
Loss related to plant closure	1.6	—	1.6
Other (gains) and losses	—	(0.1)	0.1
Operating income	$12.1	$26.9	$(14.8)

Revenues.    Animal nutrition revenues decreased $24.7 million, or 31.0%, from $79.8 million for the three months ended September 30, 2013 to $55.1 million for the three months ended September 30, 2014.  The decrease in animal nutrition revenues was primarily due to decreased sales volumes for the Company’s fish meal and fish oil of 27.9% and 40.5%, respectively, and decreased sales prices of 4.1% for the Company’s fish meal, partially offset by increased sales prices of 14.0% for the Company’s fish oil.  Considering fish meal, fish oil and fish solubles sales activities in total, the Company experienced approximately a $25.1 million decrease in revenues due to the decrease in sales volumes and a $0.4 million increase in revenue caused by increased sales prices, when comparing the three months ended September 30, 2014 and 2013. The decrease in fish meal and fish oil sales volumes for the three months ended September 30, 2014 is primarily due to the timing of contracts, lower production as a result of decreased fish oil yields, the Cameron plant closure and slower than anticipated early season fish catch in 2014. The increase in fish oil sales prices is due primarily to higher realized crude oil prices for the three months ended September 30, 2014.

Cost of sales.    Animal nutrition cost of sales, including depreciation and amortization, for the three months ended September 30, 2014 was $40.9 million, a decrease of $11.4 million, or 21.8%, as compared to the three months ended September 30, 2013. Cost of sales as a percentage of revenues was 74.2% for the three months ended September 30, 2014 as compared to 65.5% for the three months ended September 30, 2013.  The increase in cost of sales as a percentage of revenues was primarily the result of increased cost per unit of sales of 9.3% during the three months ended September 30, 2014 as compared to the three months ended September 30, 2013.  The increase in cost per unit of sales during three months ended September 30, 2014 is due to decreased fish oil yields and slower than anticipated early season fish catch in 2014.

Gross profit.    Animal nutrition gross profit decreased $13.3 million, or 48.4%, from $27.5 million for the three months ended September 30, 2013 to $14.2 million for the three months ended September 30, 2014.  Gross profit as a percentage of revenue was 25.8% for the three months ended September 30, 2014 as compared to 34.5% for the three months ended September 30, 2013.  The decrease in gross profit as a percentage of revenue was primarily due to the increased cost per unit of sales as discussed above.

Selling, general and administrative expenses.    Animal nutrition selling, general and administrative expenses decreased $0.2 million from $0.7 million for the three months ended September 30, 2013 to $0.5 million for the three months ended September 30, 2014.

OMEGA PROTEIN CORPORATION

Loss related to plant closure. As a result of the closing of the Cameron, Louisiana fish processing plant, the Company recognized an ongoing loss on closure of approximately $1.6 million during the three months ended September 30, 2014 related to the impairment and relocation of certain assets at the Cameron facility, employee severances and other closure costs not related to future inventory production. The Company did not recognize losses related to this matter during the three months ended September 30, 2013.

Human Nutrition

	Three Months Ended September 30,
	2014	2013	Increase (Decrease)
	(in millions)
Revenues	$15.6	$7.8	$7.8
Cost of sales	15.6	5.9	9.7
Gross (loss) profit	—	1.9	(1.9)
Selling, general and administrative expenses (including research and development)	3.0	1.9	1.1
Other (gains) and losses	—	0.1	(0.1)
Operating loss	$(3.0)	$(0.1)	$(2.9)

Revenues.    Human nutrition revenues increased $7.8 million, or 100.7%, from $7.8 million during the three months ended September 30, 2013 to $15.6 million during the three months ended September 30, 2014, due primarily to the addition of Bioriginal.  Bioriginal, acquired on September 5, 2014, added $7.7 million of revenue during the three months ended September 30, 2014. Protein products contributed $3.9 million of revenue during the three months ended September 30, 2014 as compared to $3.3 million for the three months ended September 30, 2013. Other nutraceutical ingredients provided $2.8 million of revenue during the three months ended September 30, 2014 as compared to $3.7 million during the three months ended September 30, 2013. Omega-3 fish oil ingredients and tolling supplied $1.2 million of revenue (including $0.4 million from tolling) during the three months ended September 30, 2014 as compared to $0.8 million (including $0.4 million from tolling) for the three months ended September 30, 2013.

Cost of sales.    Human nutrition cost of sales, including depreciation and amortization, for the three months ended September 30, 2014 was $15.6 million, a $9.7 million increase, or 166.5%, as compared to the three months ended September 30, 2013. Human nutrition cost of sales as a percentage of revenue increased from 75.4% for the three months ended September 30, 2013 to 100.2% for the three months ended September 30, 2014. Bioriginal, acquired on September 5, 2014, added $7.7 million of cost of sales during the three months ended September 30, 2014. Bioriginal’s cost of sales was negatively impacted by the one time inventory write-up to fair value that was made in conjunction with Bioriginal being acquired by the Company in September 2014. Protein products cost of sales was $4.3 million for the three months ended September 30, 2014 as compared to $2.3 million during the three months ended September 30, 2013. The increase in protein products cost of sales was attributed to various factors including increased raw material costs and higher volumes as well as start-up costs and initial inefficiencies associated with the partial completion of the recent plant expansion. Other nutraceutical ingredients cost of sales was $1.7 million during the three months ended September 30, 2014 as compared to $2.2 million for the three months ended September 30, 2013. Omega-3 fish oil ingredients and tolling cost of sales was $1.9 million during the three months ended September 30, 2014 as compared to $1.4 million for the three months ended September 30, 2013.

Gross (loss) profit.    Human nutrition gross profit decreased $1.9 million, or 101.3%, from $1.9 million for the three months ended September 30, 2013 to a gross loss of less than $0.1 million for the three months ended September 30, 2014. Gross loss as a percentage of revenue was 0.2% for the three months ended September 30, 2014 as compared to gross profit of 24.6% for the three months ended September 30, 2013. The decrease in gross profit as a percentage of revenue was primarily due to the increased protein products cost of sales and Biorginal’s one time acquisition-related inventory write-up to fair value.

Selling, general and administrative expenses.    Human nutrition selling, general and administrative expenses increased $1.1 million, or 55.1%, from $1.9 million for the three months ended September 30, 2013 to $3.0 million for the three months ended September 30, 2014.  The increase in selling, general and administrative expenses is primarily due to the acquisition of Bioriginal in September 2014.

Unallocated

	Three Months Ended September 30,
	2014	2013	Increase (Decrease)
	(in millions)
Selling, general and administrative expenses (including research and development)	$7.3	$4.9	$2.4
Operating loss	$(7.3)	$(4.9)	$(2.4)

OMEGA PROTEIN CORPORATION

Selling, general and administrative expenses (including research and development).    Unallocated selling, general and administrative expenses increased $2.4 million, or 48.3%, from $4.9 million for the three months ended September 30, 2013 to $7.3 million for the three months ended September 30, 2014.  The increase in selling, general and administrative expenses is primarily due to professional services expenses related to the acquisition of Bioriginal in September 2014.

Other non-segmented results of operation

Interest expense.    Interest expense decreased $0.1 million from $0.5 million for the three months ended September 30, 2013 to $0.4 million for the three months ended September 30, 2014.  Bioriginal, acquired in September 2014, accounted for $0.1 in interest expense during the three months ended September 30, 2014. Capitalized interest, which offsets interest expense, was $0.1 million for the three months ended September 30, 2014 and 2013.

Gain on foreign currency.    Gain on foreign currency related to Bioriginal, acquired in September 2014, was $0.3 million for the three months ended September 30, 2014. No such gain for recognized for the three months ended September 30, 2013.

Provision for income taxes.    The Company recorded a $1.0 million provision for income taxes for the three months ended September 30, 2014 representing an effective tax rate of 60.6% for income taxes compared to 34.6% for the three months ended September 30, 2013.  The increase in the effective tax rate is primarily a result of non-recurring expenses related to the acquisition of Bioriginal that were not deductible for tax purposes. The statutory tax rate of 35% for U.S. federal taxes was in effect for the three month periods ended September 30, 2014 and 2013.

Interim Results for the Nine Months ended September 30, 2014 and September 30, 2013

Animal Nutrition

	Nine Months Ended September 30,
	2014	2013	Increase (Decrease)
	(in millions)
Revenues	$175.7	$156.6	$19.1
Cost of sales	122.6	106.2	16.4
Gross profit	53.1	50.4	2.7
Selling, general and administrative expenses (including research and development)	1.7	2.0	(0.3)
Loss related to plant closure	5.5	—	5.5
Other (gains) and losses	0.1	0.2	(0.1)
Operating income	$45.8	$48.2	$(2.4)

Revenues.    Animal nutrition revenues increased $19.1 million, or 12.2%, from $156.6 million for the nine months ended September 30, 2013 to $175.7 million for the nine months ended September 30, 2014. The increase in animal nutrition related revenues was primarily due to increased sales volumes of 49.0% for the Company’s fish oil, and increased sales prices of 2.0% for the Company’s fish meal, partially offset by decreased sales volumes of 4.9% for the Company’s fish meal and decreased sales prices of 2.0% for the Company fish oil. Considering fish meal, fish oil and fish solubles sales activities in total, the Company experienced approximately a $16.3 million increase in revenues due to the increase in sales volumes and a $2.8 million increase in revenues caused by increased sales prices, when comparing the nine months ended September 30, 2014 and 2013. The increase in fish oil sales volumes is primarily due to the timing of contracts and increased available fish oil inventory due to higher fish oil yields experienced in 2013 and compared to 2012. The decrease in fish meal sales volumes for the nine months ended September 30, 2014 is primarily due to the timing of contracts and decreased production during the 2014 fishing season. The decrease in fish oil sales prices is primarily due to a change in product mix related to a larger relative volume of unrefined fish oil sales during the nine months ended September 30, 2014.

OMEGA PROTEIN CORPORATION

Cost of sales.    Animal nutrition cost of sales, including depreciation and amortization, for the nine months ended September 30, 2014 was $122.6 million, an increase of $16.4 million, or 15.4%, as compared to the nine months ended September 30, 2013. Cost of sales as a percentage of revenues was 69.8% for the nine months ended September 30, 2014 as compared to 67.8% for the nine months ended September 30, 2013. The increase in cost of sales as a percentage of revenues was primarily the result of increased cost per unit of sales of 6.3%, partially offset by increased revenue per unit of 3.3% during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. The increase in cost per unit of sales during the nine months ended September 30, 2014 is primarily due to a combination of product mix, as higher cost fish oil comprised a larger percentage of total sales volumes, and higher overall cost per unit, due to decreased fish oils yields and slower than anticipated early season fish catch in 2014. The increase in revenue per unit is primarily due to a greater percentage of revenue related to fish oil sales volumes, which generally have higher sales prices than fish meal.

Gross profit.    Animal nutrition gross profit increased $2.7 million, or 5.3%, from $50.4 million for the nine months ended September 30, 2013 to $53.1 million for the nine months ended September 30, 2014. Gross profit as a percentage of revenue was 30.2% for the nine months ended September 30, 2014 as compared to 32.2% for the nine months ended September 30, 2013. The decrease in gross profit as a percentage of revenue was primarily due to the impact of decreased fish oil yields and slower than anticipated early season fish catch in 2014 on cost per unit of sales as discussed above.

Selling, general and administrative expenses.    Animal nutrition selling, general and administrative expenses decreased $0.3 million from $2.0 million for the nine months ended September 30, 2013 to $1.7 million for the nine months ended September 30, 2014.

Loss related to plant closure. As a result of the closing of the Cameron, Louisiana fish processing plant, the Company recognized an ongoing loss on closure of approximately $5.5 million during the nine months ended September 30, 2014 related to the impairment and relocation of certain additional assets at the Cameron facility, the future use of which was previously uncertain, employee severances and other closure costs not related to future inventory production. The Company did not recognize losses related to this matter during the nine months ended September 30, 2013.

Other (gains) and losses.    The Company recorded animal nutrition losses for the nine months ended September 30, 2014 of $0.1 million. The Company recorded animal nutrition losses for the nine months ended September 30, 2013 of $0.2 million primarily relating to a $0.3 million reduction in an insurance receivable.

Human Nutrition

	Nine Months Ended September 30,
	2014	2013	Increase (Decrease)
	(in millions)
Revenues	$30.5	$21.7	$8.8
Cost of sales	28.5	17.3	11.2
Gross profit	2.0	4.4	(2.4)
Selling, general and administrative expenses (including research and development)	6.9	5.1	1.8
Other (gains) and losses	0.2	0.1	0.1
Operating loss	$(5.1)	$(0.8)	$(4.3)

Revenues.    Human nutrition revenues increased $8.8 million, or 40.6%, from $21.7 million for the nine months ended September 30, 2013 to $30.5 million of revenue for the nine months ended September 30, 2014, due primarily to the addition of Bioriginal. Bioriginal, acquired on September 5, 2014, added $7.7 million of revenue during the nine months ended September 30, 2014. Protein products from WSP, acquired by the Company in February 2013, contributed $9.8 million of revenue during the nine months ended September 30, 2014 as compared to $6.6 million for the nine months ended September 30, 2013. The increase in protein products revenue was due to a full nine month results in 2014 as well as increased branded product sales. Other nutraceutical ingredients provided $9.3 million of revenue during the nine months ended September 30, 2014 as compared to $11.1 million during the nine months ended September 30, 2013. Omega-3 fish oil ingredients and tolling supplied $3.7 million of revenue (including $0.8 million from tolling) during the nine months ended September 30, 2014 as compared to $4.0 million (including $1.6 million from tolling) for the nine months ended September 30, 2013.

OMEGA PROTEIN CORPORATION

Cost of sales.    Human nutrition cost of sales, including depreciation and amortization, for the nine months ended September 30, 2014 was $28.5 million, an $11.2 million increase, or 64.5%, as compared to the nine months ended September 30, 2013. Human nutrition cost of sales as a percentage of revenue increased from 79.8% for the nine months ended September 30, 2013 to 93.4% for the nine months ended September 30, 2014. Bioriginal, acquired on September 5, 2014, added $7.7 million of cost of sales during the nine months ended September 30, 2014. Bioriginal’s cost of sales was negatively impacted by the one time inventory write-up to fair value that was made in conjunction with Bioriginal being acquired by the Company in September 2014.

Protein products cost of sales was $9.6 million for the nine months ended September 30, 2014 as compared to $4.5 million during the nine months ended September 30, 2013. The increase in protein products cost of sales was attributed to various factors including increased raw material costs and higher revenues as well as start-up costs and initial inefficiencies associated with the partial completion of the recent plant expansion. Other nutraceutical ingredients cost of sales was $5.7 million during the nine months ended September 30, 2014 as compared to $6.6 million for the nine months ended September 30, 2013. Omega-3 fish oil ingredients and tolling cost of sales was $5.5 million during the nine months ended September 30, 2014 as compared to $6.2 million for the nine months ended September 30, 2013.

Gross profit.    Human nutrition gross profit decreased $2.4 million, or 53.8%, from $4.4 million for the nine months ended September 30, 2013 to $2.0 million for the nine months ended September 30, 2014. Gross profit as a percentage of revenue was 6.6% for the nine months ended September 30, 2014 as compared to 20.2% for the nine months ended September 30, 2013. The decrease in gross profit as a percentage of revenue was primarily due to the increased protein products cost of sales and Bioriginal’s one time acquisition-related inventory write-up to fair value.

Selling, general and administrative expenses.    Human nutrition selling, general and administrative expenses increased $1.8 million, or 37.2%, from $5.1 million for the nine months ended September 30, 2013 to $6.9 million for the nine months ended September 30, 2014. The increase in selling, general and administrative expenses is primarily due to a full nine months of expenses in 2014 related to the acquisition of WSP in February 2013 as well as the acquisition of Bioriginal in September 2014.

Unallocated

	Nine Months Ended September 30,
	2014	2013	Increase (Decrease)
	(in millions)
Selling, general and administrative expenses (including research and development)	$15.8	$14.1	$1.7
Operating loss	$(15.8)	$(14.1)	$(1.7)

Selling, general and administrative expenses (including research and development).    Unallocated selling, general and administrative expenses increased $1.7 million, or 12.1%, from $14.1 million for the nine months ended September 30, 2013 to $15.8 million for the nine months ended September 30, 2014. The increase in selling, general and administrative expenses is primarily due to professional services expenses related to the acquisition of Bioriginal in September 2014, partially offset by professional services expenses related to the acquisition of WSP in February 2013.

Other non-segmented results of operation

Interest expense.    Interest expense was $0.7 million for the nine months ended September 30, 2014 as compared to $1.4 million for the nine months ended September 30, 2013. Bioriginal, acquired in September 2014, accounted for $0.1 in interest expense during the nine months ended September 30, 2014. Capitalized interest, which offsets interest expense, was $0.5 million and $0.2 million for the nine months ended September 30, 2014 and 2013, respectively.

Gain on foreign currency.    Gain on foreign currency related to Bioriginal, acquired in September 2014, was $0.3 million for the nine months ended September 30, 2014. No such gain for recognized for the nine months ended September 30, 2013.

Provision for income taxes.    The Company recorded a $9.0 million provision for income taxes for the nine months ended September 30, 2014 representing an effective tax rate of 37.0% for income taxes compared to 34.4% for the nine months ended September 30, 2013. The increase in the effective tax rate is primarily a result of non-recurring expenses related to the acquisition of Bioriginal that were not deductible for tax purposes. The statutory tax rate of 35% for U.S. federal taxes was in effect for the nine months ended September 30, 2014 and 2013.

OMEGA PROTEIN CORPORATION

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

Liquidity and Capital Resources

Historically, the Company’s primary sources of liquidity and capital resources have been cash flows from operations, bank credit facilities and term loans from various lenders provided pursuant to the U.S. Maritime Administration’s Fisheries Finance Program (“FFP”), which is offered through National Marine Fisheries Services (“NMFS”) under Title XI of the Marine Act of 1936 (“Title XI”). These sources of cash flows have been used for operations, capital expenditures, payment of long-term debt, the acquisitions of Cyvex, InCon, WSP and Biorginial, purchases of fish meal and fish oil and the purchase and retirement of shares of the Company’s common stock in 2006.

At September 30, 2014, the Company had an unrestricted cash balance of $1.7 million, a decrease of $32.3 million from December 31, 2013. Omega Protein’s annual revenues and its resulting liquidity are highly dependent on annual fish catch, production yields, selling prices for its products and inventories available for sale.  Omega Protein’s average selling prices for its animal nutrition ingredients for nine months ended September 30, 2014 were 1.7% higher for fish meal and 1.0% lower for crude fish oil than its average selling prices for the year ended December 31, 2013.  Additionally, Omega Protein’s average per unit cost of sales for its animal nutrition ingredients for nine months ended September 30, 2014 were 12.5% and 3.2% higher for fish meal and crude fish oil, respectively, than its average per unit cost of sales for the year ended December 31, 2013.

The aggregate amount of the Company’s outstanding indebtedness as of September 30, 2014 was approximately $54.9 million compared to approximately $24.2 million as of December 31, 2013.  The Company has a moderately leveraged financial structure which could limit its financial flexibility.  In particular, the Company will be required to use a portion of its cash flows to pay principal and interest on its debt, which will reduce the amount of money the Company has for operations, capital expenditures, expansion, acquisitions or general corporate or other business activities.  In addition, the covenants contained in the Company’s debt agreements limit its ability to borrow money in the future for acquisitions, capital expenditures or to meet the Company’s operating expenses or other general corporate obligations. See “Item 1A. Risk Factors - The Company has a moderate amount of indebtedness, which may adversely affect its ability to operate its business, remain in compliance with debt covenants and make payments on its debt” in the Company’s Form 10-K for the year ended December 31, 2013 and Item 1A. Risk Factors in this Quarterly Report on Form 10-Q.

As of September 30, 2014, the Company has contracted through energy swap derivatives or physical contracts a portion of its estimated 2014 through 2016 energy use.

Source of Capital: Operations

Net cash flow provided by operating activities increased from approximately $26.6 million for the nine months ended September 30, 2013 to $37.5 million for the nine months ended September 30, 2014. The increase in operating cash flow is primarily attributable to increased net income and changes in working capital, specifically inventory, driven by normal business operations. The Company began 2014 with a higher quantity of inventory, particularly fish oil inventory, as compared to the beginning of 2013.

Source of Capital: Debt

Net financing activities provided cash of $12.5 million and $1.6 million during the nine months ended September 30, 2014 and 2013, respectively. The nine months ended September 30, 2014 included $3.4 million in proceeds and tax effects received from stock options exercised, $0.1 million related to treasury stock repurchases, $14.8 million in debt principal payments and $24.0 million in debt principal borrowings. The nine month period ended September 30, 2013 included $4.2 million in proceeds and tax effects received from stock options exercised and $2.6 million in debt and capital lease principal payments.

OMEGA PROTEIN CORPORATION

In June 2011, pursuant to the Title XI program, the United States Department of Commerce Fisheries Finance Program (the “FFP”) approved a financing application made by the Company in the amount of $10.0 million (the “Approval Letter”) which expires on June 20, 2016. To date, the Company has not borrowed any amounts under the Approval Letter and its ability to do so has been adversely affected by an EPA notice that the Company’s Omega Protein subsidiary is ineligible, as a result of its previous convictions under the Clean Water Act, for receipt of government contracts or benefits in certain cases. See “Item 1A. Risk Factors - If our Omega Protein subsidiary fails to comply with the terms of its probation under a plea agreement entered into in June 2013, we could be subject to criminal prosecution” in the Company’s Form 10-K for the year ended December 31, 2013 for further detail on this EPA notice. As of September 30, 2014, the Company had approximately $21.8 million of borrowings outstanding under Title XI and was in compliance with all of the covenants contained therein.

In March 2012, the Company entered into an Amended and Restated Loan Agreement (the “Loan Agreement”) with Wells Fargo Bank, National Association, as administrative agent (the “Agent”) for the lenders (currently Wells Fargo Bank, National Association and JP Morgan Chase Bank, N.A.) (collectively, the “Lenders”) pursuant to which the Lenders agreed to extend credit to the Company in the form of loans (each a “Loan” and collectively, the “Loans”) on a revolving basis of up to $60.0 million (the “Commitment”). In September 2014, the Company and the Lenders amended the Loan Agreement to (i) permit the acquisition by the Company of Bioriginal, (ii) permit certain existing indebtedness of Bioriginal and the related liens, (iii) add certain collateral under the Loan Agreement relating to Bioriginal, and (iv) increase the commitment of the Lenders under the Loan Agreement by $10 million to a total of $70 million. The Loan Agreement also requires the Company to comply with various affirmative and negative covenants affecting the Company’s businesses and operations, including various financial covenants.

All Loans and all other obligations outstanding under the Loan Agreement are payable in full on March 21, 2017. As of September 30, 2014 and December 31, 2013, the Company had $17.0 million and $0, respectively, outstanding under the Loan Agreement and approximately $3.5 million in letters of credit. The Loan Agreement requires the Company to comply with various affirmative and negative covenants, including financial covenants regarding Tangible Net Worth, Asset Coverage Ratio and Adjusted Profitability. As of September 30, 2014, the Company was in compliance with all financial covenants under the Loan Agreement. The Company has no off-balance sheet arrangements other than normal operating leases and standby letters of credit.

The Company’s Loan Agreement is more fully explained in Note 12 to the consolidated financial statements in Item 8 of the Company’s Form 10-K for the fiscal year ended December 31, 2013 and the Company’s Current Report on Form 8-K dated September 5, 2014.

On June 6, 2010, Bioriginal Europe entered into a credit facility with ING Bank N.V. which provides borrowings up to 250,000 Euro.  Under the credit facility, interest is paid at 2.97% plus the EURIBOR rate (currently 2.98%) and is secured by Bioriginal Europe’s equipment and a loan to Bioriginal Canada.  The credit facility contains cross default provisions and other covenants.   As of September 30, 2014, $0 was outstanding under this credit facility.

On March 31, 2012, Bioriginal Europe entered into a credit facility with ING Commercial Finance B.V. which provides borrowings up to an amount based on accounts receivable and inventory balances, and matures on March 31, 2015.  Advances are repayable on demand and bear interest payable monthly at 1.75% + EURIBOR (currently 1.76%).  The credit facility is secured by accounts receivable and inventory of Bioriginal Europe to a maximum of 85% of accounts receivable and 60% of inventory.  The credit facility contains cross default provisions and other covenants.  As of September 30, 2014, $2.2 million was outstanding under this credit facility.

On April 15, 2014, Bioriginal Canada entered into a credit facility with HSBC Bank of Canada (the “Bioriginal Credit Facility”) which provides borrowings up to $20,000,000 Canadian dollars and matures on March 15, 2019, subject to HSBC’s right to terminate the facility in its sole discretion. Under the Bioriginal Credit Facility, Bioriginal Canada has an operating line of credit for which interest is paid at HSBC prime rate plus 1.25% (currently 4.5%) and is secured by Bioriginal Canada’s accounts receivable and inventory to a maximum of $17,000,000 Canadian dollars and is payable on demand. Additionally, there is a separate maximum of $4,200,000 related to letters of credit which pays interest at the same rate as the operating line of credit. At September 30, 2014 Bioriginal has issued $4,200,000 in letters of credit in support of product purchases from a foreign supplier. Generally these letters of credit are insured by Export Development Canada and are not considered to be drawn under this credit facility. As of September 30, 2014, $7.6 million was outstanding under these subsections of the credit facility.

Also within the Bioriginal Credit Facility is a cash flow loan which is repayable in monthly installments of $166,700 Canadian dollars plus interest at a rate between HSBC's Prime rate plus 2.25% to 4.25% depending on a quarterly covenant calculation of Funded Debt to EBITDA (currently 6.75%) and is secured by a General Security Agreement. As of September 30, 2014, $6.4 million was outstanding under this subsection of the credit facility.

OMEGA PROTEIN CORPORATION

The Bioriginal Credit Facility requires Bioriginal to comply with various affirmative and negative covenants affecting Bioriginal’s businesses and operations. In addition, the Bioriginal Credit Facility requires Bioriginal to comply with the following financial covenants:

●	Bioriginal may not permit its ratio of Funded Debt to EBITDA to at any time exceed 3.0 to 1;

●	Bioriginal may not permit its Current Ratio at any time to be less than 1.30 to 1;

●	Bioriginal may not permit its ratio of Debt Service Coverage to be less than 1.25 to 1 to be tested only at each year end based on audited financial statements of Bioriginal;

●	Bioriginal may not make capital expenditures aggregating in any one year in excess of $500,000 Canadian dollars, which amount shall not be cumulative from year to year;

●	Bioriginal may not declare or pay any dividends if the Funded Debt EBITDA is greater than 2.0 to 1

Use of Capital: Operations

The Company’s investing activities consist mainly of acquisition costs and capital expenditures for equipment purchases, replacements, vessel refurbishments, plant expansions, and fish oil refining processes. Net investing activities, without acquisition activities, used cash of $36.0 million and $22.7 million for the nine months ended September 30, 2014 and 2013, respectively. The Company made capital expenditures of approximately $36.3 million and $18.0 million, for the nine months ended September 30, 2014 and 2013, respectively, including $0.5 million and $0.2 million, respectively, of capitalized interest and, for the nine months ended September 30, 2014, $15.1 million towards the expansion of its dairy protein production capabilities and $4.8 million to purchase the real property (which had been subject to an expiring operating lease) associated with Bioriginal’s Saskatoon, Saskatchewan facility.  The Company anticipates making an additional $7 million to $12 million in capital expenditures during the remainder of 2014, excluding capitalized interest, primarily for the expansion and refurbishment of vessels and plant assets, regulatory and environmental requirements and for the repair of certain equipment. Additional investment opportunities or requirements may arise during the year, which could cause capital expenditures to exceed this range.

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

On September 5, 2014, the Company acquired all of the outstanding equity of Bioriginal in a stock purchase pursuant to the terms of a Share Purchase Agreement. Bioriginal is now a wholly owned subsidiary of the Company.   At closing, the Company paid an aggregate cash purchase price for the equity of Bioriginal of $46.5 million. Of that amount, $14.0 million was initially funded by debt and $32.5 million was funded utilizing cash on hand. The purchase price is subject to a post-closing adjustment to account for differences between certain estimated and actual account balances of Bioriginal as of the closing date.

OMEGA PROTEIN CORPORATION

Use of Capital: Contractual Obligations

The following tables aggregate information about the Company’s contractual cash obligations and other commercial commitments (in thousands) as of September 30, 2014:

	Payments Due by Period
Contractual Cash Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years

Long-term debt	$54,927	$14,157	$9,121	$23,648	$8,001
Interest on long-term debt	8,489	2,135	3,362	1,901	1,091
Operating lease obligations	12,088	2,997	4,364	3,329	1,398
Pension funding (1)	5,931	1,965	2,815	1,151	—
Total Contractual Cash Obligations	$81,435	$21,254	$19,662	$30,029	$10,490

(1)	Represents estimated future benefit payments based on the expected return on plan assets and assumptions regarding discount rates

The Company believes that the existing cash, cash equivalents, cash flow from operations and funds available through the Loan Agreement and/or Title XI borrowings described above will be sufficient to meet its working capital and capital expenditure requirements through the next twelve months.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

The Company is exposed to market risk associated with diesel, natural gas, propane and potentially Bunker C fuel oil.  To partially mitigate this risk, the Company has forward purchased a portion of its expected diesel and natural gas usage for 2014. The Company is currently exposed to market risk associated with increases in diesel, natural gas, propane prices and potentially Bunker C fuel oil related to the portion not covered by swaps for 2014 or held in material and supplies inventory as of September 30, 2014.

Although the Company sells products in foreign countries, most of the Company’s revenues are billed and paid for in US dollars. As a result, management does not believe that the Company is exposed to significant foreign country currency exchange risk, and the Company has not historically utilized market risk sensitive instruments to manage its exposure to this risk.

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

As previously disclosed, the Company was named in a lawsuit filed in federal court in the Southern District of Mississippi in connection with the death of an employee at the Company’s Moss Point, Mississippi plant in April 2012. The lawsuit alleges that the Company intentionally caused the employee’s death, a claim that the Company emphatically denies. The Company believes that the claim is covered by the state’s workers compensation statute which provides that worker compensation benefits are the exclusive remedy for a work-related injury or death under these circumstances. The Company filed a motion for summary judgment asking the court to dismiss the claim and in September 2014, the court granted the Company’s motion and dismissed all of the plaintiff’s claims with prejudice. The plaintiff has appealed the dismissal to the Court of Appeals for the Fifth Circuit. The Company intends to contest the appeal vigorously.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Form 10-K for the fiscal year ended December 31, 2013 other than as set forth below.

Our acquisition of Bioriginal Food & Science Corp., which closed in September 2014, was a significant acquisition that could pose integration challenges or otherwise adversely impact our business and operating results.

A primary component of our growth strategy in the human nutrition segment has been to acquire complementary businesses that expand our customer base and provide access to new markets and increased benefits of scale. For example, we acquired the businesses of Cyvex in 2010, InCon in 2012, WSP in 2013 and most recently, Bioriginal, in September 2014. Acquisitions involve certain known and unknown risks that could cause our actual growth or operating results to differ from our expectations. The Bioriginal acquisition involved the acquisition of a company headquartered in Canada which may inherently pose more risks than a domestic acquisition.

It is possible that the integration of Bioriginal into the Company’s human nutrition segment may divert management’s attention away from our existing animal nutrition business or human nutrition business, resulting in the loss of key customers or employees, or expose us to unanticipated problems or legal liabilities, including responsibility as a successor for undisclosed or contingent liabilities of Bioriginal.

OMEGA PROTEIN CORPORATION

Our inability to successfully integrate Bioriginal could impede us from realizing all of the benefits of that acquisition and could adversely affect our other business operations and financial results. The integration process may disrupt our business and may preclude the realization of the full benefits expected by us.

Some of the difficulties in integrating the Bioriginal acquisition may include, among other things:

●	issues in integrating Bioriginal’s products or customers with ours;
●	incompatibility of marketing and administration methods;
●	maintaining employee morale and retaining key employees;
●	integrating the cultures of both companies;
●	preserving important strategic customer relationships;
●	consolidating corporate and administrative infrastructures and information systems;
●	coordinating and integrating geographically separate organizations located in different countries; and
an inability to secure, on acceptable terms, sufficient financing that may be required in connection with expanded operations and unknown liabilities.

The occurrence of any of the above difficulties could have a material adverse effect on our business, results of operation or financial condition.

The Company utilized a portion of its cash on hand and borrowings under its bank credit facility to complete the acquisition of Bioriginal. Accordingly, the Company has a moderate amount of indebtedness, which may adversely affect its ability to operate its business, remain in compliance with debt covenants and make payments on its debt. As of September 30, 2014, the aggregate amount of the Company’s outstanding indebtedness under its bank credit facility, its loan agreements under the Title XI Fisheries Finance Program and its assumed Bioriginal indebtedness was approximately $54.9 million, which represents a $32.5 million increase from the Company’s outstanding indebtedness as of June 30, 2014 of $22.4 million. This increase in the Company’s outstanding indebtedness could have important consequences, including those risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 under “Item 1A. Risk Factors – Risks Relating to the Company’s Ongoing Operations – The Company has a moderate amount of indebtedness, which may adversely affect its ability to operate its business, remain in compliance with debt covenants and make payments on its debt.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

OMEGA PROTEIN CORPORATION

Item 6. Exhibits

Exhibit No.	Description of Exhibit
*2.1

Share Purchase Agreement, dated as of September 5, 2014, by and among Omega Protein Corporation, 101264205 Saskatchewan Ltd. and the shareholders of Bioriginal Food & Science Corp. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 8, 2014).

*10.1

Third Amendment to Amended and Restated Loan Agreement dated as of September 4, 2014 by and among Omega Protein Corporation, Omega Protein, Inc. and Wells Fargo Bank, National Association, and JP Morgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 8, 2014).

*10.2

Revolving Credit Note (Accordion) dated as of September 4, 2014, of Omega Protein Corporation and Omega Protein, Inc. payable to Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on September 8, 2014).

*10.3

Revolving Credit Note (Accordion) dated as of September 4, 2014, of Omega Protein Corporation and Omega Protein, Inc. payable to JP Morgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on September 8, 2014).

*10.4

Third Amendment to Amended and Restated Security and Pledge Agreement dated as of September 4, 2014, by and among Omega Protein Corporation, Omega Protein, Inc., Wells Fargo Bank, National Association and JP Morgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on September 8, 2014).

10.5

Fourth Amendment to Amended and Restated Security and Pledge Agreement dated as of September 19, 2014, by and among Omega Protein Corporation, Omega Protein, Inc., Wells Fargo Bank, National Association and JP Morgan Chase Bank, N.A.

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

*    Incorporated by reference.

OMEGA PROTEIN CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMEGA PROTEIN CORPORATION
(Registrant)

November 17, 2014	By:	/s/ Andrew C. Johannesen
Andrew C. Johannesen
Executive Vice President, Chief Financial Officer