Form 10-K
period 2014-12-31
OMEGA PROTEIN CORP
filed 2015-03-11
CIK 1053650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐No ☒

 The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $280,036,563 as of June 30, 2014 (computed by reference to the quoted closing price of the registrant’s common stock on the New York Stock Exchange on June 30, 2014). Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On March 5, 2015, there were outstanding 21,624,801 shares of the Company’s common stock, $0.01 par value.

Documents incorporated by reference: Portions of the registrant’s definitive proxy statement for its 2015 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2014, are incorporated by reference to the extent set forth in Part III of this Form 10-K.

OMEGA PROTEIN CORPORATION

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Forward-looking statements in this Annual Report on Form 10-K, future filings by the Company with the Securities and Exchange Commission (the “SEC”), the Company’s press releases and oral statements by authorized officers of the Company are intended to be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the risks set forth under Item 1A “Risk Factors.” The Company believes that forward-looking statements made by it are based on reasonable expectations; however, no assurances can be given that actual results will not differ materially from those contained in such forward-looking statements. Forward-looking statements involve statements that are predictive in nature, which depend upon or refer to future events or conditions, or which include the words “estimate,” “project,” “anticipate,” “expect,” “predict,” “believe,” “could,” “hope,” “plans,” “intend,” “seek,” “should,” “goal,” “would,” “may” and similar expressions. Readers are cautioned not to place undue reliance on forward-looking statements contained in this document, which speak only as of the date of this Annual Report on Form 10-K. We undertake no responsibility to publicly update or revise any forward looking statements after the date they are made, whether as a result of new information, future events or otherwise.

PART I

Item 1. and 2.    Business and Properties.

General

Omega Protein Corporation is a nutritional product company that develops, produces and delivers healthy products throughout the world to improve the nutritional integrity of foods, dietary supplements and animal feeds. As used herein, the term the “Company” refers to Omega Protein Corporation and its consolidated subsidiaries, as applicable. The Company’s principal executive offices are located at 2105 City West Boulevard, Suite 500, Houston, Texas 77042-2838 (Telephone: (713) 623-0060).

The Company operates in two primary industry segments: animal nutrition and human nutrition.

The animal nutrition segment is comprised primarily of two subsidiaries: Omega Protein, Inc. (“Omega Protein”) and Omega Shipyard, Inc. (“Omega Shipyard”). Omega Protein, the Company’s principal operating subsidiary, is predominantly dedicated to the production of animal nutrition products and operates in the menhaden harvesting and processing business and is the successor to a business conducted since 1913. In December 2013, the Company closed its Cameron, Louisiana menhaden processing plant and re-deployed some of that plant’s harvesting and processing assets to its other plants. Omega Protein currently operates a total of three menhaden processing plants in the states of Louisiana, Mississippi and Virginia. The Company also operates a Health and Science Center in Reedville, Virginia, which provides a 100-metric tons per day fish oil input capacity for the Company’s food, industrial and feed grade oils. A portion of Omega Protein’s production is transferred to its human nutrition segment where it is further processed and sold. Omega Shipyard owns and operates a drydock facility in Moss Point, Mississippi that is used to provide shoreside maintenance for Omega Protein’s fishing fleet and, subject to outside demand and excess capacity, occasionally for third-party vessels.

The human nutrition segment operates under the names Nutegrity and Bioriginal Food & Science Corp. (“Bioriginal”). Nutegrity is comprised primarily of three subsidiaries: Cyvex Nutrition, Inc. (“Cyvex”), InCon Processing, L.L.C. (“InCon”) and Wisconsin Specialty Protein, L.L.C. (“WSP”). Cyvex, acquired by the Company in December 2010, is located in Irvine, California and is an ingredient provider in the nutraceutical industry. InCon, acquired by the Company in September 2011, is located in Batavia, Illinois and is a specialty processor that utilizes molecular distillation technology to concentrate Omega-3 fish oils and, subject to outside demand and excess capacity, a variety of other compound products for third-party tolling customers. WSP, acquired by the Company in February 2013, is a manufacturer and marketer of specialty dairy proteins and other related products headquartered in Madison, Wisconsin and operates a production facility in Reedsburg, Wisconsin. For additional information related to the Company’s acquisition of WSP, see Note 3 – Acquisition of Wisconsin Specialty Protein, L.L.C to our consolidated financial statements included in Item 8.

Bioriginal, acquired by the Company in September 2014 and headquartered in Saskatoon, Canada with additional operations in the Netherlands, is a supplier of plant and marine based specialty oils and essential fatty acids to the food and nutraceutical industries. See Note 2 – Acquisition of Bioriginal Food & Science Corp. to our consolidated financial statements included in Item 8 for additional information.

The Company also operates a technical center in Houston, Texas, the Omega Protein Technology and Innovation Center, which has food science application labs as well as analytical, sensory, lipids research and pilot plant capabilities.

For financial information about our industry segments for years 2014, 2013 and 2012, see Note 17 to our consolidated financial statements included in Item 8.

Geographic Information

The Company’s export sales were approximately $147 million, $120 million, and $142 million in 2014, 2013 and 2012, respectively. Such sales were made primarily to Asian, European and Canadian markets. In 2014, 2013 and 2012, sales to the Company’s top customer were approximately $26.6 million, $22.7 million and $43.5 million, respectively. The top customer was ED and F Man Liquid Products for 2014, Nestle Purina Pet Care for 2013 and Hong Kong Ruiboer for 2012. In 2014, a second customer, Nestle Purina Pet Care, accounted for approximately $24.9 million of revenue.

The following table shows the geographical distribution of revenues (in millions) based on location of customers:

	Years Ended December 31,
	2014		2013		2012
	Revenues	Percent	Revenues	Percent	Revenues	Percent
U.S.	$161.8	52.4%	$123.9	50.7%	$93.8	39.8%
Mexico	1.9	0.6	1.3	0.5	0.9	0.4
Europe	69.5	22.5	31.5	12.9	18.6	7.9
Canada	16.1	5.2	11.6	4.8	13.2	5.6
Asia (1)	58.5	19.0	70.9	29.0	104.2	44.2
South & Central America	0.6	0.2	4.8	2.0	4.7	2.0
Other	0.2	0.1	0.3	0.1	0.2	0.1
Total	$308.6	100.0%	$244.3	100.0%	$235.6	100.0%

(1)	Of this amount, China comprised approximately $35.9 million, $47.4 million and $89.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.

The following table sets forth the Company’s revenues by product (in millions) and the approximate percentage of total revenues represented thereby, for the indicated periods:

	Years Ended December 31,
	2014		2013		2012
	Revenues	Percent	Revenues	Percent	Revenues	Percent

Fish Meal	$147.1	47.7%	$142.5	58.3%	$160.7	68.2%
Fish Oil	70.8	22.9	43.8	18.0	27.6	11.7
Refined Fish Oil	22.2	7.2	22.7	9.3	17.8	7.6
Fish Solubles and Other	3.7	1.2	4.2	1.7	7.5	3.2
Dietary Supplement and Food Ingredients and Products	64.8	21.0	31.1	12.7	22.0	9.3
Total	$308.6	100.0%	$244.3	100.0%	$235.6	100.0%

Company Overview

Businesses. The Company operates in two primary industry segments: animal nutrition and human nutrition. The animal nutrition segment is dedicated to the production of animal nutrition products and operates in the menhaden harvesting and processing business. Omega Protein is the largest U.S. producer of protein-rich meal and oil derived from marine sources. Omega Protein’s products are produced from menhaden (a herring-like fish found in commercial quantities), and include regular grade and value-added specialty fish meals, crude and refined fish oils and fish solubles that are sold primarily to animal nutrition markets. The human nutrition segment produces Omega-3 fish oils and specialty dairy proteins and other related products, and distributes these and other nutraceutical and food ingredients, which are sold to human nutrition markets.

 Animal Nutrition Products

Fishing.    Omega Protein’s principal raw material is menhaden, a species of fish that inhabits coastal and inland tidal waters in the United States. Menhaden usually school in large, tight clusters and are commonly found in shallow waters. Spotter aircraft locate the schools and direct the fishing vessels to them. The principal fishing vessels transport two 40-foot purse boats, each carrying several fishermen and one end of a 1,500-foot net. The purse boats encircle the school and capture the fish in the net. The fish are then pumped from the net into refrigerated holds of the fishing vessel and then are unloaded at Omega Protein’s processing plants.

At December 31, 2014, Omega Protein owned a fleet of 37 vessels and 26 spotter aircraft for use in its fishing operations and also leased additional aircraft where necessary to facilitate operations. During the 2014 fishing season in the Gulf of Mexico, which ran from mid-April through October, Omega Protein operated 21 fishing and carry vessels and 21 spotter aircraft. The fishing area in the Gulf is generally located along the Gulf Coast, with a concentration off the Louisiana and Mississippi coasts. The fishing season along the Atlantic coast began in mid-May and ended in early December. During the 2014 season, Omega Protein operated 7 fishing vessels and 6 independently-owned spotter aircraft along the Mid-Atlantic coast. The remaining fleet of fishing vessels and spotter aircraft are not routinely operated during the fishing season and are back-up to the active fleet, used for other transportation purposes, inactive or in the process of refurbishment in the Company’s shipyard. As a result of the Cameron, Louisiana processing plant closure in December 2013 as described below, the Company fished three less vessels and operated seven less spotter aircraft in 2014 than during 2013. The Company also disposed of four of its older vessels and five spotter aircraft during 2014. For additional information, see Note 4 – Plant Closure to our consolidated financial statements included in Item 8.

Meal and Oil Processing Plants.    Omega Protein operates three meal and oil processing plants, one in Louisiana, one in Mississippi and one in Virginia, where the menhaden are processed into three general product types: fish meal, fish oil and fish solubles. Omega Protein’s processing plants are located in coastal areas near Omega Protein’s fishing fleet. Annual volume processed varies depending upon menhaden catch and production yields. Each plant maintains a dedicated dock to unload fish, fish processing equipment and product storage facilities. The fish are unloaded from the fishing vessels into storage boxes and then conveyed into steam cookers. The fish are then passed through presses to remove most of the oil and water. The solid portions of the fish are dried and ground into fish meal. The liquid that is produced in the cooking and pressing operations contains oil, water, dissolved protein and some fish solids. This liquid is decanted to remove the solids and is put through a centrifugal oil and water separation process. The separated fish oil is a finished product called crude oil. The separated water and protein mixture is further processed through evaporators to recover the soluble protein, which can be sold as solubles or added to the solid portions of the fish for processing into fish meal.

In December 2013, the Company closed its Cameron, Louisiana menhaden processing plant and re-deployed some of its harvesting and processing assets to the three remaining menhaden processing plants. The strategic decision to close the facility and re-deploy these assets is the result of the Company’s efforts to improve financial performance by increasing the utilization of its existing assets and reducing maintenance-related capital expenditures. After a thorough review of its fishing facility operations and anticipated future capital requirements, the Company believes that consolidating its two western Gulf of Mexico facilities into a single facility based in Abbeville, Louisiana has improved long term operating and capital efficiencies.

As a result of the closure, the Company recognized a loss on closure of approximately $7.1 million in 2014 and $6.6 million in 2013 related to the impairment of harvesting and processing assets, employee severances and other ongoing closure costs. For additional information, see Note 4 – Plant Closure to our consolidated financial statements included in Item 8.

Shipyard. Omega Shipyard owns a 49.4 acre shipyard facility in Moss Point, Mississippi which includes three dry docks, each with a capacity of 1,300 tons. The shipyard is used for routine maintenance and vessel refurbishment on Omega Protein’s fishing vessels and occasionally for shoreside maintenance services to third-party vessels if excess capacity exists.

Health and Science Center.    Omega Protein’s Health and Science Center provides 100-metric tons per day of fish oil processing capacity and is located adjacent to Omega Protein’s Reedville, Virginia processing plant. The food-grade facility includes state-of-the-art processing equipment and controls that allow Omega Protein to refine, bleach, fractionate and deodorize its menhaden fish oil. The facility also provides Omega Protein with automated packaging and on-site frozen storage capacity and has a lipids analytical laboratory to enhance the development of Omega-3 oils and food products.

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

SeaLac®.    SeaLac® is a premium grade fish meal that is targeted for the cattle industry.

FAQ Meal.    FAQ (Fair Average Quality) Meal is Omega Protein’s commodity grade fish meal that is typically used in protein blends for pets and other animals.

Fish Oil.    Omega Protein produces crude unrefined fish oil, refined fish oil and human grade fish oils.

Unrefined Fish Oil.    Unrefined fish oil (also referred to as crude fish oil) is Omega Protein’s basic fish oil product. This grade of fish oil has not undergone any portion of the refining process. Omega Protein’s markets for crude fish oil have changed over time. In the 1990’s, Omega Protein’s main crude fish oil market, which accounted for greater than 90% of Omega Protein’s production, was the manufacturers of hydrogenated oils for human consumption such as margarine and shortening. Since then, the development of the worldwide aquaculture industry has resulted in steady demand for fish oils in order to improve feed efficiency, nutritional value, survivability and health of farm-raised fish species. In 2012, 2013 and 2014, Omega Protein estimates that approximately 83%, 83% and 89% of its crude fish oil was sold as a feed ingredient to the aquaculture industry, respectively.

Refined Fish Oil.    Omega Protein’s refined fish oils come in two basic grades.

Feed Grade Oils.    Feed grade menhaden oil is processed and refined to offer a high Omega-3 oil for use in pet, aquaculture and livestock feeds. The processing reduces free fatty acids, color and oxidative precursors while enhancing Omega-3 fatty acids for incorporation in the final feed to enhance skin and coat conditioning, reproductive performance and immunity. Kosher products are available. Omega Protein’s refined feed grade fish oils are sold under the name Virginia Prime Gold®. Virginia Prime Gold® fish oil is alkali refined, bleached and then fractionated.

OmegaEquis®. OmegaEquis® is a specialty feed additive product for the equine market that supplies omega-3 fatty acids to horses. OmegaEquis® is Virginia Prime Gold® that has been alkali refined, bleached, fractionated and then flavored in order to enhance palatability.

Human Grade Oils.  See Business and Properties – Human Nutrition Products- Specialty Oils and Essential Fatty Acids.

Fish Solubles.    Fish solubles are a liquid protein product used as an additive in fish meal and are also marketed as an independent product to animal feed formulators and the fertilizer industry. Omega Protein’s soluble-based products are:

Neptune Fish Concentrate®.    This aqua grade liquid protein is composed of low molecular weight, water-soluble compounds such as free amino acids, peptides and nucleotides that are attractants for a variety of aquaculture feeds. The product is used as the attractant in some commercial baits and may be used in both shrimp and finfish diets to improve attractability and thus consumption. Neptune Fish Concentrate® also can be added directly to grow-out ponds as a fertilizer to help feed plankton and other natural food sources.

OmegaGrow®.    OmegaGrow® is a liquid soil or foliar-applied fertilizer for plant nutrition. OmegaGrow® is listed for organic uses by the Organic Materials Review Institute (“OMRI”). OmegaGrow® is a free-flowing product that has been filtered through an 80-mesh screen and can be applied by sprayers or through irrigation systems.

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

Omega Protein generally sells most of its products on up to a twelve-month forward contract basis with the balance sold on a spot basis through purchase orders or under longer-term forward contracts. Omega Protein’s sales contracts generally contain force majeure and other production allocation provisions. Historically, fish meal and fish oil sold on a forward contract basis has fluctuated from year to year based upon perceived market availability and forward price expectations. As of December 31, 2014, Omega Protein had sold forward on a contract basis approximately 54,000 short tons (1 short ton = 2,000 pounds) of fish meal and 14,000 metric tons (1 metric ton = 2,204.6 pounds) of fish oil for 2015, contingent on 2015 production and product availability. Of these 2015 forward sales, the majority was contracted during 2014. As a basis of comparison, as of December 31, 2013, Omega Protein had sold forward on a contract basis approximately 54,000 short tons of fish meal and 15,000 metric tons of fish oil for 2014.

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

 Customers and Marketing.     Most of Omega Protein’s marine products are sold directly to approximately 200 customers by Omega Protein’s agriproducts sales department, while a smaller amount is sold through independent sales agents and the Company’s human nutrition segment. Omega Protein’s animal nutrition segment product inventory was $48.4 million as of December 31, 2014 versus $73.8 million as of December 31, 2013.

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

ASMFC.

2006 Chesapeake Bay Quota. In 2006, the ASMFC initiated a precautionary cap on the amount of menhaden that could be harvested by the Company in the Chesapeake Bay of 109,020 metric tons (“mt”). The ASMFC later reduced this amount to 87,200 mt beginning in the 2013 fishing year. The Company’s harvests in the Chesapeake Bay have generally been below the 87,200 mt level since 2007 and as a result, the Chesapeake Bay cap has not had a material adverse impact on the Company’s business, financial results, or results of operations.

2012 Coast-wide Quota. In December 2012, the ASMFC established a coast-wide limit on the amount of Atlantic menhaden that can be harvested each year (the “2012 Quota”). As a result, the total Atlantic menhaden harvest coast-wide for all participants in the menhaden fishery in the 2013 and 2014 fishing years was limited to 170,800 mt. This quota is divided among Atlantic coastal states based on average landings from 2009 through 2011. Based on this formula, Virginia’s share of the 2012 Quota was 85.3% or approximately 318 million pounds (approximately 144,576 mt) after deduction of a 1% quota set-aside. In turn, since 2013 Virginia has allocated its share of the 2012 Quota between the reduction and bait sectors of the menhaden industry on an approximate 90/10 basis resulting in an approximately 286 million pounds, or roughly 130,000 mt., quota for Omega Protein.

Based on the five year average through 2014, 34% of the Company’s fish catch and 31% of its production of fish meal, oil and solubles came from its Atlantic operations. As a result of the implementation of the 2012 Quota, prior to the commencement of the 2013 fishing season the Company reduced the number of vessels at its Reedville plant from eight to seven and reduced the number of Reedville employees from 260 to 225. Omega Protein estimates its 2014 harvest was 99.8% of its allocated quota.

2014 Stock Assessment and Coast-wide Quota Adjustment. In 2014, the ASMFC and the National Marine Fisheries Service jointly conducted a new benchmark stock assessment for Atlantic menhaden, which utilized new data sources and a new statistical model. This assessment was the first comprehensive revisiting of the stock assessment model since 2001 and the first stock review since a statistically inconclusive update assessment in 2012. Initial results of the 2014 assessment were peer reviewed in December 2014 by an international panel of fisheries experts. In January 2015, the final stock assessment, peer review report and an addendum addressing questions raised by the peer review panel was issued. The peer reviewers approved the stock assessment, while the addendum reported results of additional tests and a change to one of the model parameters requested by the review panel.

The ASMFC final 2014 stock assessment benchmark found that the Atlantic menhaden stock was not overfished and that overfishing for Atlantic menhaden was not occurring.

The ASMFC reviewed and accepted the stock assessment for management use in February 2015. The Company expects that the ASMFC Menhaden Board will consider establishing a new coast-wide quota for Atlantic menhaden in the upcoming 2015 fishing season and future seasons based on these recommendations at its scheduled May 2015 meeting. As a result of the factors described above, the Company expects that it will be able to continue to harvest, at a minimum, 130,000 mt in Virginia in 2015.

The issue of allocation of the menhaden quota among the Atlantic states is a matter that may be reviewed by the ASMFC later in 2015. Some Atlantic states with relatively low allocations of menhaden have argued that Virginia’s 85+% share of the Atlantic menhaden quota is too high. The current allocation was based on recent historical landings data, which is a common means by which the ASMFC allocates fishing privileges among its member states. It is possible that if changes to the quota level are made, such changes may be distributed by the ASMFC in a manner that results in a lower percentage increase to Virginia and/or the Company. If this occurred, and depending on the magnitude of the reduction, it could have a material adverse impact on the Company’s business, financial results or results of operations.

At this time, while the Company anticipates the final ASMFC benchmark 2014 stock assessment will not have a material adverse impact on its business, financial condition or results of operation, the Company recognizes there are many variables and unknowns regarding how the ASMFC will utilize this stock assessment at this time. Therefore, it is possible that the new stock assessment could form a basis for regulatory action that could result in a material adverse effect on the Company’s business, financial condition or results of operation.

GSMFC.  In October 2013, the GSMFC adopted reference points for the Gulf menhaden fishery. The reference points do not establish any caps or quotas on the Gulf menhaden fishery but rather measure the rate of harvest in order to insure the continued health of the population. The reference points were set at 663,583 mt annually as the target reference point and 680,765 mt annually as the threshold reference point. For reference, the 2014 total industry wide landings for Gulf menhaden were 391,854 mt.

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

In 2014, the Company’s Texas fish catch did not approach the TAC. Omega Protein’s menhaden fish catch in Texas in 2014 was estimated by the National Marine Fisheries Service to be approximately 980,000 pounds (approximately 445 mt), or approximately 0.08% of Omega Protein’s total 2014 fish catch. With the 2013 closing of the Company’s Cameron, Louisiana plant, which was the plant closest to the Texas border, this limitation is unlikely to have any material adverse effect on the Company’s business, results of operation or financial condition.

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

The OSHA hazard communications standard, the Environmental Protection Agency community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act and similar state statutes require the Company to organize information about hazardous materials used or produced in its operations. Certain information must be provided to employees, state and local governmental authorities and local citizens. Numerous other environmental laws and regulations, along with similar state laws, also apply to the operations of the Company, and all such laws and regulations are subject to change.

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

In June 2013, the Company’s subsidiary, Omega Protein, resolved both the U.S. Coast Guard and EPA investigations by entering into a plea agreement with the United States Attorney’s Office for the Eastern District of Virginia. Pursuant to terms of the plea agreement, the Company’s subsidiary pled guilty to two Clean Water Act violations. The plea agreement required the subsidiary to pay a $5.5 million fine, be placed on a three year term of probation, and implement an environmental compliance program. In addition to the $5.5 million fine, the subsidiary was required to make a $2.0 million contribution to the National Fish and Wildlife Foundation to fund projects in Virginia related to the protection of the environmental health of the Chesapeake Bay. The plea agreement was approved by the U.S. District Court for the Eastern District of Virginia in June 2013 and the subsidiary paid both the $5.5 million fine and the $2.0 million contribution in July 2013. Omega Protein will be on probation until June 2016, unless the probation period is terminated earlier by the court. The Company recorded charges related to the investigation of $8.0 million for the year ended 2012.

In 2013, Omega Protein requested an equivalency determination from the U.S. Coast Guard for its Gulf of Mexico fleet regarding the use of certain vessel equipment required for “ocean-going vessels” (as defined by Coast Guard regulations) that operate beyond the 12 nautical mile limit. In January 2014, the Coast Guard granted Omega Protein’s request to utilize alternate and enhanced management procedures in lieu of the Coast Guard’s required vessel equipment, subject to certain restrictions. The Coast Guard also granted Omega Protein a 12 month waiver from the equipment requirements to allow the Company sufficient time to implement these alternate measures, and also allowed fishing beyond the 12 nautical mile limit for a 12 month period, subject to certain restrictions. The Company implemented these alternate measures prior to the 2015 fishing season.

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

 Human Nutrition Products

Products.    The Company’s human nutrition business has three primary product lines: dairy protein products, specialty oils and fatty acids and other nutraceutical ingredients. The human nutrition business consists of Nutegrity (which is a division of the Company comprised of Cyvex, InCon and WSP) and Bioriginal.

Diary Protein Products. Nutegrity produces a variety of value added dairy protein ingredients for the food and nutritional supplement industries, including organic and other specialty protein products, using processes applicable to a variety of nutritional dairy ingredients. Nutegrity has three main categories of dairy protein powders:

●	rBGH-Free: Artificial growth hormone-free cow’s milk whey protein products,
●	Organic: Certified organic cow’s milk whey protein products, and
●	Goat: Goat’s milk whey protein concentrate for those who cannot tolerate cow dairy products.

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

Nutegrity produces most of its protein products at its Reedsburg, Wisconsin facility, which was acquired in February 2013. The dairy protein manufacturing facility was expanded in 2014 to 33,000 square feet.

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

A third long-chain Omega-3 fatty acid, docosapentaenoic (“DPA”), is an intermediary between EPA and DHA, and has drawn attention recently from scientists regarding its potential in health benefits. In addition to EPA and DHA, menhaden oil contains appreciable amounts of Omega-3 DPA. Omega-3 DPA may play a role in supporting cardiovascular and cognitive health. Menhaden oil is a rich source of Omega-3 DPA, whereas most other fish oils used for dietary supplements are not.

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

The Company is one of the only fully-integrated fish oil processing operation in the United States that both directly conducts fishing operations and also manufactures highly refined EPA, DHA and DPA from these marine resources. The Company can control the quality of its product from harvesting all the way through manufacturing and shipment.

Nutegrity’s Batavia, Illinois facility uses molecular distillation technology to concentrate Omega-3 fish oils and, subject to outside demand and excess capacity, a variety of other compound products for third-party tolling customers. Revenues from this facility for third party tolling work were not material for 2012, 2013 and 2014. With its technology, the facility can distill food products and specialty chemicals. The facility also provides analytical and processing expertise and pilot test capabilities.

The facility’s core competencies include:

●	Processing of kosher Omega-3 fish oils
●	Concentration of Omega-3 fatty acids
●	Concentration of food flavors, aromas and spice extracts
●	Processing of Conjugated Linoleic Acid
●	Processing of Tocopherols, Sterols and Tocotrienols

The facility also allows the Company to concentrate Omega-3 oil from other non-fish sources such as algal oils.

The Omega Protein Technology and Innovation Center located in Houston, Texas serves as an in-house analytical laboratory and participates in various new product development and research and development projects by utilizing its scientific expertise and collaborating with Nutegrity and Bioriginal research and marketing personnel. The facility has food science application labs, as well as analytical, sensory and pilot plant capabilities. The facility also has a lipids research lab where the Company plans to continue to develop new Omega-3 products that have improved functionality and technical characteristics.

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

Bioriginal produces, packages and markets a variety of specialty oils and essential fatty acids, and has developed proprietary methods and systems to provide customized turnkey solutions for its customers. Processing capabilities at its Canadian (Saskatoon, Saskatchewan) and Netherlands (Den Bommel) facilities include cold press, blending, emulsifying and packaging.

Other Nutraceutical Ingredients. Nutegrity markets and sells an extensive list of other nutraceutical ingredients derived from fruit, vegetables and botanicals. These products include the following signature ingredients:

●	AvoVida® Avocado/ Soy Unsaponifiables for joint support;
●	BioVinca® Vinpocetine for brain function support;
●	BioVin® grape extract for cardiovascular support;
●	Novusetin® for cognitive health support;
●	Euro Black Currant™ berry extract that provides anthocyanins with a high ORAC (Oxygen Radical Absorbance Capacity value); and
●	BroccoPhane® broccoli sprout concentrate containing sulforophane.

Quality Control. The Company believes that maintaining high standards of quality in all aspects of its manufacturing operations play an important part in its ability to attract and retain customers and maintain its competitive position. To that end, the Company has adopted quality control systems and procedures designed to test the quality aspects of its products. The Company regularly reviews, updates and modifies these systems and procedures as appropriate. Nutegrity utilizes its NutriPrint® quality assurance system, which uses FT-NIR (Fourier Transform – Near Infra Red) for identity testing of incoming raw materials.  The Company uses independent laboratories to test and certify its products for purity, efficacy and composition.

Industry Overview. The Company operates within the food, beverage and dietary supplement ingredient supplier industry. The Company expects several key demographic, healthcare, and lifestyle trends to drive the continued growth of this industry. These trends include:

Increasing awareness of dietary supplements and functional foods across major age and lifestyle segments of the North American population.    The Company believes that, primarily as a result of increased media coverage, awareness of the benefits of nutritional supplements is growing among active, younger populations, providing the foundation for Nutegrity’s future customer base. In addition, the average age of the North American population is increasing. The Company believes that these consumers are likely to increasingly use dietary supplements, and generally have higher levels of disposable income to pursue healthier lifestyles.

Increased focus on fitness and healthy living.    The Company believes that consumers are trying to lead more active lifestyles and becoming increasingly focused on healthy living, nutrition and supplementation. The Company believes that growth in this industry will continue to be driven by consumers who increasingly embrace health and wellness as an important part of their lifestyles.

Marketing.  The Company markets its proprietary brands of food and dietary ingredients through an integrated marketing program that includes internet, print, public relations and direct sales to companies manufacturing foods, beverages and dietary supplements in all their forms (i.e. capsules, tablets and softgels). The Company also directs and participates in clinical research studies, often in collaboration with scientists and research institutions, to validate the benefits of a product and provide scientific support for product claims and marketing initiatives.

Competition, Intellectual Property, Insurance and Regulation in the Human Nutrition Division

Competition.  The food and dietary ingredient supplier industry is a large, highly fragmented and growing industry, with no single industry participant accounting for a majority of total industry sales. Competition is based primarily on price, quality and assortment of products, customer service, marketing support and availability of new ingredients. In addition, the market is highly sensitive to the introduction of new products. The human nutrition division competes with manufacturers, distributors and marketers of food and dietary supplement ingredients both within and outside the United States, Canada and Europe.

Trademarks and Other Intellectual Property. The Company believes trademark protection is particularly important to the maintenance of the recognized brand names under which the human nutrition division markets its products. The Company owns or has rights to various trademarks or trade names, with certain trademark applications also pending, that the Company uses in conjunction with the sale of its products, including OmegaActiv®, OmegaPure®, tera’swhey®, BioPureDHA®, Fiberomega®, BioVin®, AvoVida® and others. Federal registration of a trademark with the United States Patent and Trademark Office affords the owner nationwide exclusive trademark rights in the registered mark and the ability to prevent others from using the same or similar marks. However, to the extent a common law user has made prior use of the mark in connection with similar goods or services in a particular geographic area, the nationwide rights conferred by federal registration would be subject to that geographic area. The Company also relies upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain its competitive position. The Company protects the human nutrition division’s intellectual property rights through a variety of methods, including trademark, patent and trade secret laws, as well as confidentiality agreements and proprietary information agreements with vendors, employees, consultants and others who have access to its proprietary information. Protection of its intellectual property often affords the Company the opportunity to enhance the human nutrition division’s position in the marketplace by precluding its competitors from using or otherwise exploiting its technology and brands. The human nutrition division is also a party to several intellectual property license agreements relating to certain of its products. These license agreements generally continue until the Company elects to terminate the agreement, or upon the mutual consent of the parties.

Insurance.  The Company purchases insurance to cover standard risks in the food and dietary ingredients industry, including policies to cover general products liability. The Company faces an inherent risk of exposure to product liability claims in the event that, among other things, the use of products sold by the human nutrition division results in injury. With respect to product liability coverage, the Company carries insurance coverage typical of the human nutrition division’s industry and product lines. The human nutrition division’s coverage involves self-insured retentions with primary and excess liability coverage above the retention amount. The Company has the ability to refer claims to many of the human nutrition division’s vendors and its insurers and require them to pay the costs associated with any claims arising from such vendors' products. In most cases, the human nutrition division’s insurance covers such claims that are not adequately covered by a vendor's insurance and may provide for excess secondary coverage above the limits provided by the human nutrition division’s product vendors. In addition, the Company may from time to time self-insure liability with respect to specific products that it may sell.

Regulation. The processing, formulation, safety, manufacturing, packaging, labeling, advertising, and distribution of human nutrition division products are subject to regulation by one or more federal agencies, including the Food and Drug Administration (“FDA”), the Canadian Food Inspection Agency (“CFIA”), the Federal Trade Commission (“FTC”), Health Canada, and by various agencies of the states and localities in which the products are sold. The area of business that these and other authorities regulate include, among others:

●	claims and advertising;
●	labels;
●	ingredients; and
●	manufacturing, distributing, importing, selling and storing of products.

In particular, the FDA regulates the formulation, manufacturing, packaging, storage, labeling, importation, and distribution and sale of dietary supplements and food ingredients in the United States. The CFIA regulates the manufacturing, packaging, storage, importation, and distribution and sale of food products in Canada. The FTC regulates marketing and advertising claims on food products and dietary supplements in the United States. Health Canada regulates the labeling of food products and dietary supplements in Canada.

The Dietary Supplement Health and Education Act of 1994 (“DSHEA”), an amendment to the Federal Food, Drug and Cosmetic Act (“FDC Act”), established a framework governing the composition, safety, labeling, manufacturing and marketing of dietary supplements in the United States. Generally, under DSHEA, dietary ingredients that were marketed in the United States prior to October 15, 1994 may be used in dietary supplements without notifying the FDA. “New” dietary ingredients (i.e., dietary ingredients that were “not marketed in the United States before October 15, 1994”) must be the subject of a new dietary ingredient notification submitted to the FDA unless the ingredient has been “present in the food supply as an article used for food” without being “chemically altered”. A new dietary ingredient notification must provide the FDA evidence of a “history of use or other evidence of safety” establishing that use of the dietary ingredient "will reasonably be expected to be safe”. A new dietary ingredient notification must be submitted to the FDA at least 75 days before the initial marketing of the new dietary ingredient. The FDA may determine that a new dietary ingredient notification does not provide an adequate basis to conclude that a dietary ingredient is reasonably expected to be safe. Such a determination could prevent the marketing of such dietary ingredient.

The FDA has issued a draft guidance governing notification of new dietary ingredients. While it is not mandatory to comply with FDA guidance, it is a strong indication of the FDA's current views on the topic of the guidance, including the agency’s position on enforcement. Depending on the recommendations made in the guidance, if and when it is finalized, particularly those relating to animal or human testing, such guidance could make it more difficult for the Company to successfully provide notification of new dietary ingredients. Moreover, such guidance could change the status of ingredients that the industry has viewed as “old” dietary ingredients to “new” dietary ingredients that may require submission of a new dietary ingredient notification.

DSHEA permits “structure/function claims” to be included in labeling for dietary supplements without FDA pre-market approval. Such statements must be submitted to the FDA within 30 days of marketing. Such statements may describe how a particular dietary ingredient affects the structure, function or general well-being of the body, or the mechanism of action by which a dietary ingredient may affect body structure, function, or well-being, but may not expressly or implicitly represent that a dietary supplement will diagnose, cure, mitigate, treat or prevent a disease. A company that uses a structure/function claim in labeling must possess scientific evidence substantiating that the statement is truthful and not misleading. If the FDA determines that a particular structure/function claim is an unacceptable drug claim or an unauthorized version of a “health claim”, or, if the FDA determines that a particular claim is not adequately supported by existing scientific data or is false or misleading, we would be prevented from using the claim.

In addition, DSHEA provides that so-called “third-party literature”, e.g., a reprint of a peer-reviewed scientific publication linking a particular dietary ingredient with health benefits, may be used “in connection with the sale of a dietary supplement to consumers” without the literature being subject to regulation as labeling. The literature: (1) must not be false or misleading; (2) may not “promote” a particular manufacturer or brand of dietary supplement; (3) must present a balanced view of the available scientific information on the subject matter; (4) if displayed in an establishment, must be physically separate from the dietary supplements; and (5) should not have appended to it any information by sticker or any other method. If the literature fails to satisfy each of these requirements, the Company may be prevented from disseminating such literature in connection with its products, and any dissemination could subject the Company’s products to regulatory action as an unapproved drug.

The FDA has published detailed Good Manufacturing Practice ("GMP") regulations that govern the manufacturing, packaging, labeling and holding operations of food and dietary supplement manufacturers. The GMP regulations, among other things, impose significant recordkeeping requirements on manufacturers. The GMP requirements are in effect for all manufacturers, and the FDA conducts inspections of manufacturers pursuant to these requirements. The failure of a manufacturing facility to comply with the GMP regulations renders products manufactured in such facility "adulterated," and subjects such products and the manufacturer to a variety of potential FDA enforcement actions.

In addition, under the FDA Food Safety Modernization Act (“FSMA”), which was enacted on January 4, 2011, the manufacturing of food and dietary ingredients will be subject to more burdensome requirements, which will likely increase the costs of ingredients and will subject suppliers of such ingredients to more rigorous inspections and enforcement. The FSMA will also require importers to take measures to ensure that the foods they import, including food and dietary ingredients, meet domestic requirements. This could increase the cost of those articles, subject their importation to greater scrutiny, and potentially restrict their availability.

The FDA has broad authority to enforce the provisions of federal law applicable to food and dietary supplements, including powers to issue a public warning or notice of violation letter to a company, publicize information about illegal products, detain products intended for import, request a recall of illegal products from the market, and request the Department of Justice to initiate a seizure action, an injunction action, or a criminal prosecution in the U.S. courts. The FSMA expands the reach and regulatory powers of the FDA with respect to the production of food, including dietary supplements. The expanded reach and regulatory powers include the FDA's ability to order mandatory recalls, administratively detain domestic products and administratively revoke manufacturing facility registrations. The regulation of dietary supplements may increase or become more restrictive in the future.

The FTC exercises jurisdiction over the advertising of food and dietary supplements. In recent years, the FTC has instituted numerous enforcement actions against food and dietary supplement companies for failure to have adequate substantiation for claims made in advertising or for the use of false or misleading advertising claims. Such actions could result in substantial financial penalties and significantly restrict the marketing of a product.

In Canada, the Food and Drugs Act (“F&D Act”) is the primary legislation governing the safety and nutritional quality of food sold in Canada. Its scope includes food labeling, advertising and claims, food standards and compositional requirements, fortification, foods for special dietary uses, food additives, chemical and microbial hazards, packaging material, and pesticides. The Company is responsible for ensuring that its products are accurately positioned in the Canadian marketplace and comply with Canadian regulations. Food advertising must be in compliance with Canada’s Consumer Packaging and Labelling Act.

The F&D Act categorizes consumed products as either foods or drugs; drugs include the subcategory of natural health products (NHPs). The regulatory requirements are different depending on how the product is classified. Foods are items manufactured, sold or represented for use as a food or drink and any ingredients that may be mixed with food. Foods are regulated under the Food and Drug Regulations (FDR). Dietary supplements are known as NHPs in Canada and are regulated under the Natural Health Product Regulations (NHPR).

NHPs are somewhat different from the U.S. “dietary supplement” category; NHPs are a sub-category of drug. Unlike the U.S. DSHEA system (where a company can place a product on the market if they conclude it meets the definition of a dietary supplement), NHPs in Canada require premarket approval. Premarket approval for NHPs requires that the manufacturer or importer show the efficacy of the products, quality of the product, and safety of the product. Under the premarket approval system, a sponsor (importer or manufacturer) files a Product License Application (PLA) which contains information about the product, draft labeling, and the supporting evidence for safety, efficacy and quality. The Natural and Non-prescription Health Products Directorate then reviews the submission, and either issues a Natural Product Number, requests more information or refuses the application. NHP labels must be mostly bilingual. The active ingredients (referred to as the “medicinal ingredient”) must be disclosed, and quantities given. This creates two problems for DSHEA products: the contents of “proprietary blends” must be disclosed; and the sponsor must identify which ingredients are alleged to be “actives” (“medicinal ingredients”) and non-active. NHPs may only be advertised in accordance with the terms of their market approval which means they may not exceed their “recommended use or purpose.”

Legislation or regulations may be introduced which, if passed, would impose substantial new regulatory requirements on the manufacture, packaging, labeling, advertising and distribution and sale of human nutrition division products. The Company cannot determine what effect additional domestic or international governmental legislation, regulations, or administrative orders, when and if promulgated, would have on Company’s business in the future. New legislation or regulations may require the reformulation, elimination or relabeling of certain products to meet new standards and revisions to certain sales and marketing materials, and it is possible that the costs of complying with these new regulatory requirements could be material.

Employees

At December 31, 2014, during Omega Protein’s off-season, the Company employed approximately 657 persons. At August 31, 2014, during the peak of Omega Protein’s 2014 fishing season but prior to the acquisition of Bioriginal, the Company employed approximately 950 persons. 106 employees working on Omega Protein’s Reedville, Virginia vessels are represented by an affiliate of the United Food and Commercial Workers Union. The union agreement for the Reedville vessel employees has a three-year term which expires in April 2017 and the Company expects to enter into discussions with the union regarding a new union agreement prior to that date. During the past five years the Company has not experienced any strike or work stoppage which has had a material impact on its operations. The Company considers its employee relations to be generally satisfactory.

Omega Protein had historically utilized workers in the United States H2B Visa Program whereby foreign nationals are permitted to enter the United States temporarily and engage in seasonal, non-agricultural employment. The Company did not utilize that program from 2008 through 2010 due to the small number of employees available under the program. Omega Protein was able to utilize the program again during the 2011 through 2014 fishing seasons. Omega Protein has applied to participate in the H2B Visa Program for the 2015 fishing season but cannot predict the outcome of the application process.

On March 4, 2015, the federal district court in the Northern District of Florida vacated the Department of Labor‘s 2008 H-2B regulations on the ground that the Department of Labor lacks authority under the Immigration and Nationality Act to issue regulations for the H-2B program. Because of this decision, the Department of Labor has announced that it can no longer accept or process requests for prevailing wage determinations or applications for labor certification in the H-2B program and that it was considering its options in light of the court’s decision. Accordingly, the Company believes that the program’s future is now uncertain. If Omega Protein cannot participate in the H2B Visa Program in 2015, or its participation in that program is delayed, then its ability to secure a sufficient number of qualified workers during periods of peak employment may have an adverse impact on the Company’s business, results of operations and financial condition.

Executive Officers of the Company

The names, ages and current offices of the executive officers of the Company as of December 31, 2014 are set forth below. Also indicated is the date when each such person commenced serving as an executive officer of the Company.

Name and Age	Office	Date Became Executive Officer
Bret D. Scholtes (45)	President, Chief Executive Officer and Director	April 2010

John D. Held (52)	Executive Vice President, General Counsel and Secretary	January 2002

Andrew C. Johannesen (47)	Executive Vice President and Chief Financial Officer	July 2011

Dr. Mark E. Griffin (46)	President – Animal Nutrition Division	July 2009

Joseph Vidal (53)	President – Bioriginal	September 2014

Gregory P. Toups (39)	Vice President, Chief Accounting Officer and Controller	May 2008

Matthew W. Phillips (44)	Chief Commercial Officer – Nutegrity	June 2011

Montgomery C. Deihl (51)	Senior Director of Operations	July 2013

Terry M. Olson (54)	President – Nutegrity	July 2013

A description of the business experience for each of the executive officers of Omega is set forth below.

BRET D. SCHOLTES has served as the Company’s President and Chief Executive Officer since January 2012 and as a director since February 2013. Prior thereto, Mr. Scholtes served as the Company’s Senior Vice President — Corporate Development from April 2010 to December 2010 and as the Company’s Executive Vice President and Chief Financial Officer from January 2011 to December 2011. From 2006 to April 2010, Mr. Scholtes served as a Vice President at GE Energy Financial Services, a global energy investment firm. Prior to that, Mr. Scholtes held positions with two publicly traded energy companies. Mr. Scholtes also has five years of public accounting experience.

JOHN D. HELD has served as the Company’s Executive Vice President, General Counsel and Secretary since June 2006 and has served as General Counsel since 2000 and various other executive officer positions with the Company since 2002. From 1996 to 1999, Mr. Held was Senior Vice President, General Counsel and Secretary of American Residential Services, Inc., a then public company engaged in the consolidation of the air-conditioning, plumbing and electrical service industries. Prior to that, Mr. Held practiced law with Baker Botts LLP in Houston, Texas.

ANDREW C. JOHANNESEN has served as Executive Vice President and Chief Financial Officer of the Company since January 2012 and as Senior Vice President — Finance and Treasurer from July 2011 to December 2011. From December 2010 to July 2011, Mr. Johannesen served as Vice President and Treasurer of Westlake Chemical Corporation, a chemicals and plastic products manufacturer. From 2007 to December 2010, Mr. Johannesen served as Vice President and Treasurer of RRI Energy, Inc. (formerly Reliant Energy, Inc.), an electricity and energy service provider, and from 2005 to 2007 served as Vice President and Assistant Treasurer of RRI. Prior to that, Mr. Johannesen held various corporate development and finance positions at Reliant Energy and worked for Exxon Mobil Corporation and a major public accounting firm. Mr. Johannesen is a Certified Public Accountant.

DR. MARK E. GRIFFIN has served as President — Animal Nutrition Division since June 2013, as Vice President — Research and Development from July 2009 to December 2010 and as Senior Vice President — R&D and Sales and Marketing since January 2011. From April 2009 to July 2009, Dr. Griffin served as Technical Director of the Specialty Group of Land O’Lakes Purina Feed, LLC, a co-operative of agricultural producers and marketer of agriculture food products. From 2003 to April 2009, Dr. Griffin served as Director of the Zoo and Aquaculture divisions of Land O’Lakes Purina Feed, LLC. Dr. Griffin also previously held several positions in the aquaculture, companion animal, zoo and private label divisions of Purina Mills, Inc. and Land O’ Lakes Purina Feed, LLC.

JOSEPH R. VIDAL has served since 2005 as the President and Chief Executive Officer of Bioriginal Food & Science Corp., a subsidiary acquired by the Company in September 2014. Prior thereto, Mr. Vidal served as Bioriginal’s Chief Financial Officer since 1999. From 1991 to 1998, Mr. Vidal was employed by Hitachi Canadian Industries, a turbine and generator manufacturer, where his career included positions as General Manager, Deputy General Manager, Production Manager, and Accounting and Human Resources Manager. Mr. Vidal's experience also includes eight years with KPMG, an audit, tax and advisory firm, where he was a manager in the Accounting Systems group in the Saskatoon, Canada office and manager of the Information Technology Group in Toronto, Canada.

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

MATTHEW W. PHILLIPS has served as the Chief Commercial Officer — Nutegrity since June 2013 and the President of Cyvex Nutrition, Inc. (acquired by the Company in December 2010) since March 2008. Prior thereto, Mr. Phillips served as Vice President, Marketing and Sales American/Europe for BI Nutraceuticals, a botanical ingredient supplier, from January 2002 until March 2008. Prior thereto, Mr. Phillips held sales and marketing positions of increasing responsibility with various botanical, nutrition and wellness companies.

MONTGOMERY C. DEIHL has served as the Company’s Senior Director of Operations since January 2015, as Senior Director — Fishing Plant Operations from April 2012 to January 2015, and as General Manager of the Company’s Reedville, Virginia facility from August 2009 to April 2012. Prior to joining the Company in August 2009, Mr. Deihl was a Senior Managing Consultant for IBM Corporation (supply chain management) from July 2007 to July 2009. Prior to that, Mr. Deihl served in the United States Air Force from 1987 to 2007, retiring as a Lieutenant Colonel. Mr. Deihl is a fifth generation menhaden fisherman.

TERRY M. OLSON has served as President – Nutegrity from June 2013 to January 2015 and as President of Wisconsin Specialty Protein, LLC (acquired by the Company in February 2013) from November 2010 to June 2013. Mr. Olson ceased to serve in any executive officer capacities with the Company effective January 2015. From May 2007 to October 2010, Mr. Olson served as a Vice President and General Manager – Paper Towels at Georgia Pacific Corporation, a manufacturer of tissue, pulp, paper, packaging, building products and related chemicals. From September 1999 to March 2007, Mr. Olson worked at Unilever PLC, an international global consumer products company, most recently as Vice President – Brand Development – Beverages/New Vitality and in other brand and business management positions prior thereto.

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

Animal Nutrition Industry Segment

Fish Processing Plants.    Omega Protein owns its plants in Reedville, Virginia, Moss Point, Mississippi and Abbeville, Louisiana. Omega Protein also owns its Health and Science Center in Reedville, Virginia.

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

Human Nutrition Industry Segment

Nutegrity leases combined office and warehouse space in Irvine, California from the former owner of Cyvex, and in Batavia, Illinois from an unaffiliated third party. Nutegrity also owns a combined office and warehouse space in Reedsburg, Wisconsin and also leases warehouse, sales, administrative and executive office space from unaffiliated third parties in Baraboo and Madison, Wisconsin. Bioriginal Canada owns a combined office and warehouse space and leases warehouse space in Saskatoon, Canada. Bioriginal Europe leases a combined office and warehouse space in Den Bommel, Netherlands.

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

Omega Protein’s operations are geographically concentrated in the Gulf of Mexico where they are susceptible to oil spills from offshore drilling, production and transportation activities. Two of Omega Protein’s three operating plants are located in the Gulf of Mexico (one in Louisiana and one in Mississippi), a region which has historically had a high concentration of oil and gas infrastructure. If this infrastructure were to be become damaged due to natural or other disasters such as the 2010 Deepwater Horizon oil spill, then it is possible that environmental damages to the area and ecosystem could result. If these environmental damages occurred, they could have a material adverse effect on the Company’s business, results of operation and financial condition.

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

The Company took a pre-tax charge of $0 and $4.8 million for the years ended December 31, 2014 and 2013, respectively, for impairment and other charges related to buildings, vessels, machinery and equipment that will no longer be utilized.

In connection with the closure, the Company estimates that it will incur cash expenditures of approximately $0.6 million for non-cancellable facility lease rent payments and up to $0.1 million for equipment relocation costs.

The Company expects that it may have additional expenses related to (1) Ongoing site costs, including insurance, property taxes and security (2) obligations under its lease for the Cameron facility to remove certain improvements at the facility that may be requested by the landlord, and (3) environmental assessment and potential environmental clean-up costs associated with the facility. The Company cannot estimate what these costs may be at the current time.

The Company caught 70% of its 2013 fish catch in the Gulf of Mexico, and from 2011 to 2013 has caught an average of 69% of its fish catch in the Gulf of Mexico. Of the Gulf fish catch, 29% was caught by vessels originating from the Cameron facility in 2013, and from 2011 to 2013 an average of 27% of the Company’s Gulf fish catch was caught by Cameron-based vessels. Of the seven vessels that fished from Cameron in 2013, the Company reassigned four vessels to its other Gulf of Mexico operations for fishing in 2014. In a normal fishing season, the Company would expect these reassigned vessels to catch approximately one fourth to one half of the fish catch that would otherwise have been caught by Cameron-based vessels.

After adjusting for closure-related costs and assuming normal operating results and historical catch and yield averages, the closure did not have a significant impact on the Company’s cost per ton for the 2014 fishing season.

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

If our Omega Protein subsidiary fails to comply with the terms of its probation under a plea agreement entered into in June 2013, we could be subject to criminal prosecution.  In June 2013, Omega Protein, the Company’s principal subsidiary, entered into a plea agreement with the United States Attorney’s Office for the Eastern District of Virginia to resolve the previously disclosed government investigation related to the fishing vessels and operations of its Reedville, Virginia facility.  Consistent with the terms of the plea agreement, the subsidiary pled guilty in the United States District Court for the Eastern District of Virginia to two felony counts under the Clean Water Act, paid a fine of $5.5 million, and made a $2.0 million contribution to an environmental fund.

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

In addition, the convictions under the Clean Water Act will adversely affect the Company’s ability to secure government contracts with the United States, and secure future loans under the NFMS Title XI loan program in connection with the affected facility. The subsidiary has received notice from the EPA that it is ineligible, as a result of the convictions under the Clean Water Act, for receipt of government contracts, loans or benefits if any part of the work will be performed, or the loan collateral will be located, at the facility where the offense occurred.

The 2014 Atlantic menhaden benchmark stock assessment could form a basis for regulatory action that results in a material adverse impact on the Company’s business, financial condition or results of operation. In 2014, the ASMFC and the National Marine Fisheries Service jointly conducted a new benchmark stock assessment for Atlantic menhaden, which utilized new data sources and a new statistical model. This assessment was the first comprehensive revisiting of the stock assessment model since 2001 and the first stock review since a statistically inconclusive update assessment in 2012. Initial results of the 2014 assessment were peer reviewed in December 2014 by an international panel of fisheries experts. In January 2015, the final stock assessment, peer review report, and an addendum addressing questions raised by the peer review panel were issued. The peer reviewers approved the stock assessment, while the addendum reported results of additional tests and a change to one of the model parameters requested by the review panel.

The ASMFC final benchmark 2014 stock assessment found that the Atlantic menhaden stock was not overfished and that overfishing for Atlantic menhaden was not occurring.

The ASMFC reviewed and accepted the 2014 stock assessment for management use in February 2015. The Company expects that the ASMFC Menhaden Board will consider establishing a new coast-wide quota for Atlantic menhaden in the upcoming 2015 fishing season and future seasons based on these recommendations at its scheduled May 2015 meeting. As a result of the factors described above, the Company expects that it should be able to continue to harvest, at a minimum, 130,000 mt in Virginia in 2015.

The issue of allocation of the menhaden quota among the Atlantic states is a matter that may be reviewed by the ASMFC later in 2015. Some Atlantic states with relatively low allocations of menhaden have argued that Virginia’s 85+% share of the Atlantic menhaden quota is too high. The current allocation was based on recent historical landings data, which is a common means by which the ASMFC allocates fishing privileges among its member states. It is possible that if changes to the quota level are made, such changes may be distributed by the ASMFC in a manner that results in a lower percentage increase to Virginia and/or the Company. If this occurred, and depending on the magnitude of the reduction, it could have a material adverse impact on the Company’s business, financial results or results of operations.

At this time, while the Company anticipates the final ASMFC benchmark 2014 stock assessment will not have a material adverse impact on its business, financial condition or results of operation, the Company recognizes there are many variables and unknowns regarding the stock assessment at this time. Therefore, it is possible that the new stock assessment could form a basis for regulatory action that could result in a material adverse effect on the Company’s business, financial condition or results of operation.

The Company’s acquisition of Bioriginal Food & Science Corp., which closed in September 2014, was a significant acquisition that could pose integration challenges or otherwise adversely impact our business and operating results. A primary component of our growth strategy in the human nutrition segment has been to acquire complementary businesses that expand our customer base and provide access to new markets and increased benefits of scale. For example, we acquired the businesses of Cyvex in 2010, InCon in 2012, WSP in 2013 and most recently, Bioriginal, in September 2014. Acquisitions involve certain known and unknown risks that could cause our actual growth or operating results to differ from our expectations. The Bioriginal acquisition involved the acquisition of a company headquartered in Canada, which may inherently pose more risks than a domestic acquisition. It is possible that the integration of Bioriginal into the Company’s human nutrition segment may divert management’s attention away from our existing animal nutrition business or human nutrition business, resulting in the loss of key customers or employees, or expose us to unanticipated problems or legal liabilities, including responsibility as a successor for undisclosed or contingent liabilities of Bioriginal.

Our inability to successfully integrate Bioriginal could impede us from realizing all of the benefits of that acquisition and could adversely affect our other business operations and financial results. The integration process may disrupt our business and may preclude the realization of the full benefits expected by us.

Some of the difficulties in integrating the Bioriginal acquisition may include, among other things:

●	issues in integrating Bioriginal’s products or customers with ours;
●	incompatibility of marketing and administration methods;
●	maintaining employee morale and retaining key employees;
●	integrating the cultures of both companies;
●	preserving important strategic customer relationships;
●	consolidating corporate and administrative infrastructures and information systems;
●	coordinating and integrating geographically separate organizations located in different countries;
●	an inability to secure, on acceptable terms, sufficient financing that may be required in connection with expanded operations and unknown liabilities; and
●	maintaining compliance with U.S., Canadian and EU regulations for food processing facilities and products.

The occurrence of any of the above difficulties could have a material adverse effect on our business, results of operation or financial condition.

The costs of energy may materially impact Omega Protein’s business. Omega Protein has occasionally experienced substantially higher costs for energy. Omega Protein’s business is materially dependent on diesel fuel for its vessels and natural gas, propane and potentially Bunker C fuel oil for its operating facilities. The costs of these commodities, which are beyond the Company’s control, may have an adverse material impact on the Company’s business, financial condition or results of operation.

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

Laws or regulations regarding fish oil or meal importation into foreign jurisdictions may increase Omega Protein’s costs or cause Omega Protein to lose market share or eliminate certain countries all together. Laws and regulations regarding the importation of fish meal or fish oil into foreign countries, particularly in countries such as China whose regulatory regimes may still be evolving, or in supra-national jurisdictions such as the European Union, may adversely affect the Company’s business, results of operations and financial condition. More stringent laws and regulations, or new interpretations of, or changes to, those laws and regulations, in foreign jurisdictions on contaminant levels, health and sanitation requirements, import documentation, license requirement restrictions imposed by port of entry protocols or other similar restrictions could result in: (i) Omega Protein’s incurrence of additional capital expenditures and operating costs in order to comply with these requirements, (ii) Omega Protein’s withdrawal from marketing its products in those jurisdictions which could lead to material loss of revenues, earnings and market share, or (iii) costs of demurrage, cure or product recall incurred by Omega Protein as it complies with, or attempts to comply with, these restrictions. For example, exports of fish meal to China and the European Union are subject to certain health and sanitation requirements that are administered by the Seafood Inspection Program (“SIP”), a U.S. federal agency selected by these jurisdictions as the competent authority to oversee compliance with export requirements by U.S. based manufacturers. Pursuant to SIP’s interpretation and application of China’s and the European Union’s health and sanitation requirements, several domestic and foreign facilities, including Omega Protein’s processing facilities and its St. Louis fish meal warehouse, may from time to time be limited or restricted in their ability to obtain export certificates in support of shipments of fish meal to China or the European Union or certain shipments by the Company may be reprocessed in order to meet these requirements. In addition, certain foreign countries impose health and sanitation testing requirements for fish meal and fish oil exports that require pre-shipment testing of lots. These testing requirements may hinder particular lots from being approved for export to those countries. These limitations and restrictions may have an adverse effect on the Company’s business, financial condition or results of operation. If a greater portion of the Company’s sales are derived internationally, or become more concentrated in certain countries or jurisdictions such as China or the European Union, the potential impact of this risk is likely to become larger.

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

Other sources of Long Chain Omega-3 fatty acids may be discovered or created and might compete with our menhaden-based products. It is possible that other sources of omega–3 fatty acids derived from other sources such as animals, plants, algae, bacteria, genetically modified organisms or synthetic sources might be discovered or created and these sources might compete with menhaden–based products. Some of the research projects attempting to discover or develop these new sources of omega–3 products may be funded by companies with greater resources than the Company. If such products are developed and became commercially available to the point where the Company’s menhaden product sales are adversely impacted, this could have a material adverse effect on the Company’s business, financial condition or results of operation.

A proposed National Ocean Policy Plan could result in a material adverse effect on the Company’s business, financial condition or results of operation. In June 2009, President Obama issued a Presidential Memorandum creating an Interagency Ocean Policy Task Force charged with, among other things, creating a unitary National Ocean Policy for the United States. In July 2010, the Interagency Ocean Policy Task Force issued its Final Recommendations for a new policy and administrative structure to comprehensively assess, evaluate, and manage activities and uses impacting the nation’s oceans, coasts and Great Lakes. That same day, President Obama issued Executive Order 13547, creating the National Ocean Council (“NOC”), a body comprised of cabinet secretaries, agency heads and other senior members of the federal government.

In January 2012, the NOC issued a Draft National Ocean Policy Plan (“NOPP”) for public comment. In general, the NOPP outlines a detailed system of federal-state cooperation in managing all aspects of ocean policy, including, most relevantly, marine transportation and fisheries. If implemented, the NOPP would create eight regional councils with federal, state and tribal representatives that will draft comprehensive regional management plans that will be implemented by federal and state agencies pursuant to their governing legal authorities. Such “coastal and marine spatial plans” are to be guided by, among other things, the concept of “ecosystem-based management,” which the NOPP defines as “an integrated approach to resource management that considers the entire ecosystem, including humans.”

In May 2014, the Mid-Atlantic Regional Planning Body (“RPB”), formed pursuant to the NOP and Executive Order 13547 issued its “Mid-Atlantic Regional Ocean Planning Framework” (“Framework”). The Framework does not identify any specific goals or objectives that directly seek to manage coastal fisheries. The Framework is not expected to have an adverse impact on the Company’s operations in 2014 or in the immediate future.

In October 2014, the RPB released a Draft Ocean Action Plan (“Draft Action Plan”) and initial outline of the Mid-Atlantic Regional Ocean Assessment (“ROA”) for public comment. The ROA is intended to serve as an overarching environmental assessment document intended to support the Action Plan. The ROA has been presented only in outline form, organized by major goals and objectives identified in the Framework. Under the objective of “Healthy Ocean Ecosystem” and its associated topics of “Ecosystem Based Management,” “Ecosystem Changes in Mid-Atlantic,” and “Ecosystem Services,” the ROA proposes to include a discussion of Atlantic menhaden, along with six other species of vertebrate fish. Development of ROA is expected to occur over a period of several years and will not, in and of itself, result in any actions being taken or prohibited. However, depending on the quality and level of analysis regarding Atlantic menhaden, such as analysis could be used to support future actions taken under the Action Plan that could have a material adverse effect on the Company’s business, financial condition or results of operation.

The Gulf of Mexico Alliance (“GMA”), formed in 2004, serves as the regional planning body under the NOP for the Gulf of Mexico.  The GMA adopted its first action plan in 2006, which contained broad objectives, such as identifying Gulf habitats, environmental education, wetland restoration, and water quality.  GMA’s second action plan, covering 2009-2014, continued this focus and added collection of ecosystem data to support fisheries management and to support ecosystem-based management initiatives as an action item.  The GMA’s third action plan is being developed and expected to be finalized in the fall of 2015.  The GMA has indicated that it will include a focus on “ecosystem services,” which may include a focus on fisheries and fish stocks such as menhaden.  To date, the GMA has generally focused on data collection and high level objectives implemented over a period of years.  Therefore, the Company believes that the GMA’s third action plan is unlikely to have a material adverse effect on the Company’s business, financial condition or results of operation, although it is possible that it could do so if the plan were to substantially regulate the menhaden fishery in a materially adverse manner.

Unfavorable publicity or consumer perception of Nutegrity’s and Bioriginal’s products could cause fluctuations in the Company’s operating results and could have a material adverse effect on its reputation, the demand for its products, and its ability to generate revenues. The Company is dependent upon consumer perception of the safety and quality of Nutegrity’s and Bioriginal’s products, as well as similar products distributed by other companies. Consumer perception of products can be significantly influenced by scientific research or findings, national media attention, and other publicity about product use. A product may be received favorably, resulting in high sales associated with that product that may not be sustainable as consumer preferences change. Future scientific research or publicity could be unfavorable to Nutegrity’s and Bioriginal’s industries or any of their particular products and may not be consistent with earlier favorable research or publicity. Adverse publicity in the form of published scientific research or otherwise, whether or not accurate, that associates consumption of Nutegrity’s and Bioriginal’s products or any other similar products with illness or other adverse effects, that questions the benefits of Nutegrity or Bioriginal products or similar products, or that claims that such products are ineffective could have a material adverse effect on our reputation, the demand for Nutegrity or Bioriginal products, and our ability to generate revenues.

Compliance with new and existing governmental regulations could increase the Company’s costs significantly, reduce our growth prospects and adversely affect Nutegrity’s and Bioriginal’s results of operations. The processing, formulation, manufacturing, packaging, labeling, advertising and distribution of Nutegrity’s and Bioriginal’s products are subject to federal laws and regulation by one or more federal agencies, including the FDA, FTC, CPSC, OSHA, EPA, Health Canada, CFIA and EFSA. These activities are also regulated by various state, local, and international laws and agencies of the states and localities in which our products are sold. Government regulations may prevent or delay the introduction, or require the reformulation, or require the discontinuance of Nutegrity and Bioriginal products, which could result in lost revenues and increased costs to us. For instance, the FDA regulates, among other things, the composition, safety, manufacture, labeling, and marketing of dietary supplements (including vitamins, minerals, herbs, and other dietary ingredients for human use). The FDA may not accept the evidence of safety for any new dietary ingredient that Nutegrity or Bioriginal may wish to market, may determine that a particular dietary supplement or ingredient presents an unacceptable health risk, or may determine that a particular claim or statement of nutritional value that the Company uses to support the marketing of a dietary supplement is an impermissible drug claim, the claim is not substantiated, or is an unauthorized version of a “health claim.” Any of these actions could prevent Nutegrity or Bioriginal from marketing particular dietary supplement ingredients in the United States or making certain claims or statements for those products. The FDA could also require Nutegrity or Bioriginal to remove a particular product from the market. Any future recall or removal would result in additional costs to the Company, including lost revenues from any products that Nutegrity or Bioriginal is required to remove from the market. Any product recalls or removals could also lead to liability, substantial costs, and reduced growth prospects.

Additional or more stringent regulations of dietary supplements and food products have been considered from time to time. These regulations could require reformulation of some products to meet new standards, recalls or discontinuance of some products not able to be reformulated, additional record-keeping requirements, increased documentation of the properties of some products, additional or different labeling, additional scientific substantiation, adverse event reporting, or other new requirements. Any of these developments could increase our costs significantly. We may not be able to comply with such new regulations without incurring additional expenses, which could be significant.

The Company may incur material product liability claims and product recall costs, which could increase the Company’s costs and adversely affect its reputation, revenues and operating income. As a manufacturer of products designed for human consumption, the Company is subject to product liability claims and product recall costs if the use of Nutegrity or Bioriginal products are alleged to have resulted in injury. Nutegrity and Bioriginal products contain vitamins, minerals, herbs and other dietary ingredients that are not subject to pre-market regulatory approval in the United States. Nutegrity and Bioriginal products could unintentionally contain contaminated substances, and some of its products contain ingredients that do not have long histories of human consumption. It is possible that previously unknown adverse reactions resulting from human consumption of these ingredients could occur.

In addition, third-party manufacturers produce many of the products that Nutegrity and Bioriginal sell. As a distributor of products manufactured by third parties, the Company may also be liable for various product liability claims for products that Nutegrity and Bioriginal does not manufacture. Although Nutegrity’s and Bioriginal’s purchase agreements with their third-party vendors typically require the vendor to indemnify Nutegrity and Bioriginal to the extent of any such claims, any such indemnification is limited by its terms. Moreover, as a practical matter, any such indemnification is dependent on the creditworthiness of the indemnifying party and its insurer, and the absence of significant defenses by the insurers. We may be unable to obtain full recovery from the insurer or any indemnifying third party in respect of any claims against us in connection with products manufactured by such third party.

Increase in the price and shortage of supply of key raw materials could adversely affect Nutegrity’s and Bioriginal’s business. Certain of Nutegrity’s and Bioriginal’s products are composed of key raw materials that are purchased from third parties. Nutegrity and Bioriginal purchase their botanical raw materials from manufacturers and distributors in Asia, Europe, and North America. In addition, Nutegrity manufactures all of its dairy protein products from dairy ingredient raw materials that it purchases from local cheese makers and dairy farmers and is completely dependent on these local sources of supply. For example, three of Nutegrity’s dairy ingredient raw material suppliers accounted for approximately 63% of its dairy ingredient raw material supply for the year ended December 31, 2014. Dairy ingredient raw material purchase arrangements are typically short-term supply contracts or spot sales agreements. Bioriginal manufactures a substantial volume of products that are dependent on coconut raw materials as a source of supply and Bioriginal imports these coconut raw materials from foreign countries such as the Philippines and Sri Lanka. These areas are susceptible to hurricanes and political instability and these factors may make these sources of supply unavailable from time to time, or available at prices that are not attractive to Bioriginal.

Raw material prices may increase in the future and Nutegrity and Bioriginal may not be able to pass on such increases to its customers. A significant increase in the price of raw materials that cannot be passed on to customers could have a material adverse effect on Nutegrity’s and Bioriginal’s results of operations and financial condition. In addition, if Nutegrity and Bioriginal cannot get access to key raw materials due to (i) increased regulatory scrutiny or changing regulatory standards involving dietary supplements or their ingredients or the importation of these raw materials into the United States or Canada, or (ii) lack of supply, it could have a material adverse effect on our results of operations and financial condition.

Real or perceived quality control problems with raw materials outsourced from certain regions could negatively impact consumer confidence in Nutegrity or Bioriginal products, or expose us to liability. In addition, although some raw materials may be available from other sources, an unexpected interruption of supply or material increases in the price of raw materials, for any reason, such as changes in economic and political conditions, tariffs, trade disputes, regulatory requirements, import restrictions, loss of certifications, acts of God or other events, could have a material adverse effect on our business, results of operations, financial condition and cash flows. Also, fluctuations in the value of the U.S. dollar, Canadian dollar or Euro could result in higher costs for raw materials purchased in other countries.

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

Third party labor strikes and supply chain interruptions could adversely impact the Company’s ability to import certain raw materials.  Certain of the Company’s products are composed of raw materials that are imported from foreign manufacturers and distributors.  Nutegrity frequently imports these raw materials using containerized cargo ships through the Ports of Long Beach and Los Angeles.  Since May 2014, contentious labor negotiations between the International Longshore and Warehouse Union and the Pacific Maritime Association, which represents terminal operators, have slowed operations at West Coast ports.  These slowed operations have in some cases resulted in shipment delivery delays, increased use of air cargo, and rerouting containerized cargo shipments through other ports. These factors, if they were to continue for a sufficient length of time, could result in higher costs for raw materials purchased abroad and delivery delays to customers.

Risks Relating to the Company’s Operations:

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

Our implementation of a new enterprise resource planning (ERP) system could result in problems that could negatively impact our business. We began implementing a new ERP system in 2014 that will support substantially all of our operating and financial functions and are continuing to implement this system in 2015. While no problems have been experienced with this implementation to date, it is possible that we could experience problems in connection with this implementation, including compatibility issues, training requirements, higher than expected implementation costs and other integration challenges and delays, as our employees learn the new system, transfer data from our existing system to the new system and operate with the new system. Any difficulties that we encounter in implementing the new system may disrupt our operations and our ability to deal effectively with our employees, vendors, customers and other companies with which we have commercial relationships. Additionally, a significant problem with the implementation, integration with other systems or ongoing management of an ERP system and related systems could have an adverse effect on our ability to generate and interpret accurate management and financial reports and other information on a timely basis, which could have a material adverse effect on our financial reporting system and internal controls and adversely affect our ability to manage our business or comply with various regulations.

The Company has a moderate amount of indebtedness, which may adversely affect its ability to operate its business, remain in compliance with debt covenants and make payments on its debt. The Company utilized a portion of its cash on hand and borrowings under its bank credit facility to complete the acquisition of Bioriginal. As of December 31, 2014, the aggregate amount of the Company’s outstanding indebtedness under its bank credit facility, its loan agreements under the Title XI Fisheries Finance Program and the indebtedness of Bioriginal assumed in the acquisition, was approximately $35.2 million. The Company’s outstanding indebtedness could have important consequences, including the following:

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

●

it may be more difficult for the Company to satisfy its obligations with respect to the bank credit facility, its loan agreements under the Title XI Fisheries Finance Program, and its assumed Bioriginal indebtedness and any failure to comply with the obligations of any of the agreements governing such indebtedness, including financial and other restrictive covenants, could result in an event of default under such agreements;

●

the covenants contained in the Company’s debt agreements limit its ability to borrow money in the future for acquisitions, capital expenditures or to meet its operating expenses or other general corporate obligations;

●

the amount of the Company’s interest expense may increase because certain of its borrowings are, and any future borrowings under its bank credit facility and Bioriginal’s assumed indebtedness would be, at variable rates of interest, which, if interest rates increase, could result in higher interest expense;

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

The U.S. dietary supplement ingredient supplier industry is a large, highly fragmented and growing industry, with no single industry participant accounting for a majority of total industry sales. Competition is based primarily on price, quality and assortment of products, customer service, marketing support and availability of new ingredients. In addition, the market is highly sensitive to the introduction of new products.  Nutegrity and Bioriginal compete with manufacturers, distributors and marketers of dietary supplement ingredients both within and outside the United States.

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

In addition, it is possible that the Company, at any one time, could have a significant amount of its revenues generated by sales in a particular country which would concentrate the Company’s susceptibility to adverse events in that country. For example, in 2014, approximately 12% of the Company’s revenues were derived from customers in China.

The Company may undertake acquisitions that are unsuccessful and the Company’s inability to control the inherent risks of acquiring businesses could adversely affect its business, results of operations and financial condition. In the future the Company may undertake acquisitions of other businesses, located either in the United States or in other countries, although there can be no assurances that this will occur. The Company had not made any acquisitions until its acquisitions of Cyvex in December 2010, InCon in September 2011, WSP in February 2013 and Bioriginal in September 2014. There can be no assurance that the Company will be able (i) to identify and acquire acceptable acquisition candidates on favorable terms, (ii) to profitably manage recent acquisitions, or future businesses it may acquire, or (iii) to successfully integrate recent acquisitions or future businesses it may acquire without substantial costs, delays or other problems. Any of these outcomes could have a material adverse effect on the Company’s business, results of operations and financial condition.

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

In the fourth quarter of 2014, the Company recognized a write-down of $4.7 million for goodwill and other intangible assets associated with InCon and Cyvex.

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

Omega Protein may not be able to recruit, train and retain qualified marine personnel in sufficient numbers. Omega Protein’s business is dependent on its ability to recruit, train and retain qualified marine personnel in sufficient numbers such as vessel captains, vessel engineers and other crewmembers. Omega Protein has experienced difficulty from time to time, depending on labor markets, in recruiting its optimal number of employees. To the extent that Omega Protein is not successful in recruiting, training and retaining employees in sufficient numbers, its productivity may suffer. If Omega Protein were unable to secure a sufficient number of workers during periods of peak employment, the lack of personnel could have an adverse effect on the Company’s business, results of operations and financial condition.

Omega Protein may lose access in 2015 to the H2B Visa Program which we rely on for qualified marine personnel. Omega Protein had historically utilized workers in the United States H2B Visa Program whereby foreign nationals are permitted to enter the United States temporarily and engage in seasonal, non-agricultural employment. On March 4, 2015, the federal district court in the Northern District of Florida vacated the Department of Labor‘s 2008 H-2B regulations on the ground that the Department of Labor lacks authority under the Immigration and Nationality Act to issue regulations for the H-2B program. Because of this decision, the Department of Labor has announced that it can no longer accept or process requests for prevailing wage determinations or applications for labor certification in the H-2B program and that it was considering its options in light of the court’s decision. Accordingly, the Company believes that the program’s future is now uncertain. If Omega Protein cannot participate in the H2B Visa Program in 2015, or its participation in that program is delayed, then its ability to secure a sufficient number of qualified workers during periods of peak employment may have an adverse impact on the Company’s business, results of operations and financial condition.

The Company’s bank credit facility and other Fisheries Finance Program loan agreements contain covenants and restrictions that may limit the Company’s financial flexibility. The Company’s loan agreements under the Title XI Fisheries Finance Program contain various covenants and restrictions. The bank credit facility and Bioriginal indebtedness also contains various financial covenants with which the Company must comply.

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

For example, it is possible that in the future:

●	we may not be able to obtain modifications to the financial covenants under the bank credit facility and assumed Bioriginal indebtedness, if necessary, on acceptable terms, if at all;

●	the demand for fishmeal and oil may decline due to the uncertain economic conditions which could negatively impact the revenues, margins and profitability of our business;

●

we may be unable to obtain adequate funding under the bank credit facility and assumed Bioriginal indebtedness or future credit agreements due to lending counterparties being unwilling or unable to meet their funding obligations;

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

The limited liquidity for the Company’s common stock could affect your ability to sell your shares at a satisfactory price. The Company’s common stock is relatively illiquid. As of December 31, 2014, the Company had approximately 21.5 million shares of common stock outstanding. The average daily trading volume in the common stock during the prior 60 calendar days ending on that date was approximately 342,000 shares. A more active public market for the Company’s common stock, however, may not develop, which would continue to adversely affect the trading price and liquidity of the common stock. Moreover, a thin trading market for the common stock causes the market price for the common stock to fluctuate significantly more than the stock market as a whole. Without a large float, the Company’s common stock is less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of the common stock may be more volatile. In addition, in the absence of an active public trading market, you may be unable to liquidate your investment in the Company at a satisfactory price.

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

The number of shares of the Company’s common stock eligible for future sale could adversely affect the market price of its stock. The Company had outstanding options to purchase approximately 1.3 million shares of its common stock with a weighted average exercise price of $7.39 per share as of December 31, 2014. These shares of common stock are registered for resale on currently effective registration statements. Certain of the Company’s officers and directors have from time to time in the past entered into, and in the future may enter into, Rule 10b5-1 sales plans with brokers unaffiliated with the Company whereby they commit to sell automatically and without discretion a predetermined number of shares of the Company’s common stock over a period of time according to their own individual criteria. The issuance of a significant number of shares of common stock upon the exercise of stock options, or the availability for sale, or sale, of a substantial number of the shares of common stock eligible for future sale under effective registration statements, Rule 10b5-1 plans, under Rule 144 or otherwise, could adversely affect the market price of the common stock.

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

Provisions of the Company’s Articles of Incorporation and Bylaws, as well as Nevada and federal law, could delay or prevent corporate takeovers and could prevent stockholders from realizing a premium on their investment. Certain provisions of the Company’s Articles of Incorporation and Bylaws as well as the Nevada Corporation Law, could delay or frustrate the removal of incumbent directors and could make difficult a merger, tender offer or proxy contest involving the Company, even if such events could be viewed as beneficial by its stockholders. The Company’s Board of Directors is empowered to issue preferred stock or rights in one or more series without stockholder action. Any issuance of this blank-check preferred stock could materially limit the rights of holders of the Company’s common stock and render more difficult or discourage an attempt to obtain control of the Company by means of a tender offer, merger, proxy contest or otherwise. In addition, the Articles of Incorporation and Bylaws contain a number of provisions which could impede a takeover or change in control of the Company, including, among other things, staggered terms for members of its Board of Directors, the requiring of two-thirds vote of stockholders to amend certain provisions of the Articles of Incorporation or the inability to take action by written consent or to call special stockholder meetings. Certain provisions of the Nevada Corporation Law could also discourage takeover attempts that have not been approved by the Company’s Board of Directors. In addition, federal law requires that at least 75% of the Company’s outstanding capital stock be owned by U.S. citizens which could discourage takeover attempts by potential foreign purchasers.

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

The Company was named in a lawsuit filed in federal court in the Southern District of Mississippi in connection with the death of an employee at the Company’s Moss Point, Mississippi plant in April 2012. The lawsuit was dismissed with prejudice by the court in September 2014, and the Company later settled the lawsuit and any possible appeal of the court’s ruling on confidential terms that were not material to the Company’s business, financial condition or results of operations.

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

 The cumulative total return computations set forth in the Performance Graph assume the investment of $100 in Common Stock, the Russell 2000 Index, and the Peer Group Index on December 31, 2009. Any dividends are assumed to be reinvested.

	Period Ending
Company/Market/Peer Group	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
Omega Protein Corporation	$100.00	$185.78	$163.53	$140.37	$281.88	$242.43
Russell 2000 Index	$100.00	$126.81	$121.52	$141.42	$196.32	$205.93
Peer Group Index	$100.00	$104.87	$113.46	$116.63	$174.70	$207.97

Note: $100 invested on December 31, 2009 including reinvestment of dividends

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

	Dec 31, 2014	Sep 30, 2014	Jun 30, 2014	Mar 31, 2014	Dec 31, 2013	Sep 30, 2013	Jun 30, 2013	Mar 31, 2013
High sales price	$15.25	$15.92	$14.80	$13.89	$15.27	$10.63	$11.19	$11.21

Low sales price	9.00	11.58	11.03	9.78	9.16	8.30	8.34	6.22

On March 2, 2015, the closing price of the Company’s common stock, as reported by the NYSE, was $11.17 per share. As of March 2, 2015, there were approximately 28 holders of record of the Company’s common stock. This number does not include any beneficial owners for whom shares may be held in a “nominee” or “street” name.

The Company has never declared any dividends since it became a public company in April 1998. The Company generally intends to retain earnings, if any, and does not anticipate declaring or paying dividends on its common stock in the foreseeable future. Any future determination as to payment of dividends will be made at the discretion of the Board of Directors of the Company and will depend upon the Company’s operating results, financial condition, capital requirements, general business conditions and such other factors that the Board of Directors deems relevant. See “Item 7—Management’s Discussion and Analysis of Financial Conditional and Results of Operations—Liquidity and Capital Resources.”

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

	Years Ended December 31,
	2014	2013	2012	2011	2010
		(in thousands, except per share amounts)
INCOME STATEMENT DATA:
Revenues	$308,635	$244,293	$235,639	$251,743	$173,794
Operating income (loss)	31,586	48,013	12,626	54,359	31,056
Net income (loss)	18,461	30,515	4,063	34,157	18,259
Per share income (loss) basic	0.87	1.50	0.21	1.77	0.97
Per share income (loss) diluted	0.85	1.45	0.20	1.71	0.97
CASH FLOW DATA:
Capital expenditures	44,123	24,796	25,064	23,352	15,599
BALANCE SHEET DATA (end of period):
Working capital	$82,971	$116,878	$106,452	$109,988	$83,713
Property and equipment, net	169,932	144,113	127,640	122,512	111,726
Total assets	380,115	331,394	295,296	277,830	236,784
Current maturities of long-term debt and capital lease obligation	14,741	3,112	3,326	3,509	3,433
Long-term debt and capital lease obligation	20,486	21,130	24,242	27,570	31,127
Stockholders' equity	265,882	247,230	205,603	196,561	157,527

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

The animal nutrition segment is comprised primarily of two subsidiaries: Omega Protein and Omega Shipyard. Omega Protein, the Company’s principal operating subsidiary, is predominantly dedicated to the production of animal nutrition products and operates in the menhaden harvesting and processing business and is the successor to a business conducted since 1913. In December 2013, the Company closed its Cameron, Louisiana menhaden processing plant and re-deployed some of that plant’s harvesting and processing assets to its other plants. Omega Protein currently operates a total of three menhaden processing plants in the states of Louisiana, Mississippi and Virginia. The Company also operates a Health and Science Center in Reedville, Virginia, which provides a 100-metric tons per day fish oil input capacity for the Company’s food, industrial and feed grade oils. A portion of Omega Protein’s production is transferred to its human nutrition segment where it is further processed and sold. Omega Shipyard owns and operates a drydock facility in Moss Point, Mississippi that is used to provide shoreside maintenance for Omega Protein’s fishing fleet and, subject to outside demand and excess capacity, occasionally for third-party vessels.

The human nutrition segment operates under the names Nutegrity and Bioriginal. Nutegrity is comprised primarily of three subsidiaries: Cyvex, InCon and WSP. Cyvex, acquired by the Company in December 2010, is located in Irvine, California and is an ingredient provider in the nutraceutical industry. InCon, acquired by the Company in September 2011, is located in Batavia, Illinois and is a specialty processor that utilizes molecular distillation technology to concentrate Omega-3 fish oils and, subject to outside demand and excess capacity, a variety of other compound products for third-party tolling customers. WSP, acquired by the Company in February 2013, is a manufacturer and marketer of specialty dairy proteins and other related products headquartered in Madison, Wisconsin and operates a production facility in Reedsburg, Wisconsin. For additional information related to the Company’s acquisition of WSP, see Note 3 – Acquisition of Wisconsin Specialty Protein, L.L.C to our consolidated financial statements included in Item 8.

Bioriginal, acquired by the Company in September 2014 and headquartered in Saskatoon, Canada with additional operations in the Netherlands, is a supplier of plant and marine based specialty oils and essential fatty acids to the food and nutraceutical industries. See Note 2 – Acquisition of Bioriginal Food & Science Corp. to our consolidated financial statements included in Item 8 for additional information.

The Company also operates a technical center in Houston, Texas, the Omega Protein Technology and Innovation Center, which has food science application labs as well as analytical, sensory, lipids research and pilot plant capabilities.

For financial information about our industry segments for years 2014, 2013 and 2012, see Note 17 to our consolidated financial statements included in Item 8.

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

The Company’s 2014 fish catch and related production results were below its five year average. For illustrative purposes, the Company’s fish meal, oil and solubles production for the 2014 fishing season was lower by 27% compared to 2013 and 26% compared to the Company’s five year fish meal, oil and solubles production average. This reduction is due in part to the Company’s decision to close its Cameron, Louisiana facility and fish three less vessels, the limit on fish caught in the Atlantic Ocean during the 2014 fishing season, lower than normal early season fish availability in the Gulf of Mexico in 2014 and a reduction in oils yields from 2013 to more historically normal levels in 2014. The below average fish meal, oil and solubles production has resulted in higher per unit inventory costs and fewer volumes available for future sale. These higher unit costs and fewer volumes available for sale have adversely impacted financial results for the third and fourth quarters of 2014 and are expected to adversely affect financial results through the second quarter of 2015.

The following table summarizes the Omega Protein’s fishing and production for the indicated periods:

	Years Ended December 31,
	2014	2013	2012

Fish catch (short tons)	394,281	485,626	578,392

Production:
Fish Meal (short tons)	103,472	123,740	151,796
Oil (metric tons)
Crude	20,357	45,155	21,902
Refined	10,626	11,168	11,237
Solubles (short tons)	3,754	10,083	9,262
Total Production	138,209	190,146	194,197

Omega Protein’s harvesting and processing business is seasonal and fluctuates from year to year and month to month due to natural conditions over which Omega Protein has no control. Poor fish catch and total yields have at times materially impacted the amount of products that Omega Protein has been able to produce.

Markets. Pricing for Omega Protein’s products has been volatile in the past several years and is attributable mainly to the international availability, or the perceived international availability, of fish meal and fish oil inventories. In an effort to reduce price volatility and to generate higher, more consistent profit margins, Omega Protein has implemented a quality control program designed to increase its capability of producing higher quality fish meal products and, in conjunction therewith, enhanced its sales efforts to penetrate premium product markets. Additionally, the Company continues to market its refined fish oil to food manufacturers and other related industries through the human nutrition segment. The Company has made sales of its refined fish oil, trademarked OmegaPure®, to food manufacturers in the United States and Canada at prices that provide improved margins over the margins that can typically be obtained from selling non-refined crude fish oil. The Company has also made sales of OmegaActiv® to human supplement manufacturers.

Omega Protein generally sells most of its products on up to a twelve-month forward contract basis with the balance sold on a spot basis through purchase orders or under long-term forward contracts. Omega Protein’s sales contracts generally contain force majeure and other production allocation provisions. Historically, fish meal and fish oil sold on a forward contract basis has fluctuated from year to year based upon perceived market availability and forward price expectations. As of December 31, 2014, Omega Protein had sold forward on a contract basis approximately 54,000 short tons of fish meal and 14,000 metric tons of fish oil for 2015, contingent on 2015 production and product availability. Of these 2015 forward sales, the majority was contracted during 2014. As a basis of comparison, as of December 31, 2013, Omega Protein had sold forward on a contract basis approximately 54,000 short tons of fish meal and 15,000 metric tons of fish oil for 2014.

Omega Protein’s annual revenues are highly dependent on pricing, annual fish catch, production yields and inventories. Inventory is generally carried over from one year to the next year and Omega Protein determines the level of inventory to be carried over based on existing contracts, prevailing market prices of the products and anticipated customer usage and demand during the off-season. For example, Omega Protein carried a larger than usual amount of inventory into 2014 as a result of an above average 2013 end of season fish catch. Thus, production volume does not necessarily correlate with sales volume in the same year and sales volumes will fluctuate from quarter to quarter. Omega Protein’s fish meal products have a useable life of approximately one year from date of production. Practically, however, Omega Protein attempts to empty its warehouses of the previous season’s products by the second or third month of the new fishing season. Omega Protein’s crude fish oil products do not lose efficacy unless exposed to oxygen and, therefore, their storage life typically is longer than that of fish meal.

Acquisition of Bioriginal Food & Science Corp. On September 5, 2014, the Company acquired all of the issued and outstanding equity of Bioriginal pursuant to the terms of a Share Purchase Agreement. Bioriginal is now a wholly owned subsidiary of the Company.  Bioriginal is a leading supplier of plant and marine based specialty oils and essential fatty acids to the food and nutraceutical industries across North America, Europe and Asia. Bioriginal is included as part of the Company’s human nutrition segment.

The Company paid an aggregate cash purchase price for the equity of Bioriginal of $70.5 million, plus an estimated working capital adjustment of $0.7 million, to the sellers as follows: (i) $46.5 million in cash to the sellers, (ii) assumption of approximately $21.5 million of Bioriginal’s indebtedness, and (iii) issuance of 238,377 shares of restricted common stock of the Company valued at approximately $3.2 million (based on a 30-day average closing price) to certain sellers (the “Management Sellers”). See Note 2 – Acquisition of Bioriginal Food & Science Corp to our consolidated financial statements included in Item 8.

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

The Company paid an aggregate cash purchase price for the equity of WSP of $26.5 million plus $0.6 million representing WSP’s excess working capital on the closing date and reimbursable capital expenditures, utilizing cash on hand. See Note 3 – Acquisition of Wisconsin Specialty Protein, L.L.C to our consolidated financial statements included in Item 8.

Acquisition of InCon Processing, L.L.C. In September 2011, the Company acquired InCon, a specialty toll processor that designs, pilots, synthesizes and purifies specialty chemical compounds utilizing molecular distillation technology to concentrate a variety of compound products, including Omega-3 fish oils. InCon is operated as part of Nutegrity and the Company believes that its concentration technology allows it to provide its customers with an enhanced range of Omega-3 fish oils in concentrated forms such as ethyl esters and triglycerides. The concentrated fish oils manufactured by InCon are marketed and sold under the Company’s OmegaActiv®.

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

Results of Operations

The following discussion segregates the financial results of our two industry segments: animal nutrition and human nutrition. For a discussion of our segments, see Note 17 to our consolidated financial statements included in Item 8.

Animal Nutrition - 2014 compared to 2013

	Years Ended December 31,
	2014	2013	Increase (Decrease)
	(in millions)
Revenues	$243.8	$213.2	$30.6
Cost of sales	171.1	136.1	35.0
Gross profit	72.7	77.1	(4.4)
Selling, general and administrative expenses (including research and development)	2.2	2.8	(0.6)
Loss related to plant closure	7.1	6.6	0.5
Other (gains) and losses	0.3	0.1	0.2
Operating income	$63.1	$67.6	$(4.5)

Revenues.    Animal nutrition revenues increased $30.6 million, or 14.3%, from $213.2 million in 2013 to $243.8 million in 2014. The increase in animal nutrition related revenues was primarily due to increased sales volumes of 45.6% and 1.1% for the Company’s fish oil and fish meal, respectively, and increased sales prices of 2.2% for the Company’s fish meal, partially offset by decreased sales prices of 4.0% for the Company fish oil. Considering fish meal, fish oil and fish solubles sales activities in total, the Company experienced approximately a $28.4 million increase in revenues due to the increase in sales volumes and a $2.2 million increase in revenues caused by increased sales prices, when comparing 2014 and 2013. The increase in fish oil sales volumes is primarily due to the timing of contracts and increased available fish oil inventory carried into 2014 due to higher fish oil yields experienced in 2013 compared to 2012. The decrease in fish oil sales prices is primarily due to a change in product mix related to a larger relative volume of unrefined fish oil sales during 2014.

Cost of sales. Animal nutrition cost of sales, including depreciation and amortization, for 2014 was $171.1 million, an increase of $35.0 million, or 25.7%, as compared to 2013. Cost of sales as a percentage of revenues was 70.2% for 2014 as compared to 63.8% for 2013. The increase in cost of sales as a percentage of revenues was primarily the result of increased cost per unit of sales of 12.6%, partially offset by increased revenue per unit of 2.6%, during 2014 as compared to 2013. The increase in cost per unit of sales during 2014 is primarily due to a combination of product mix, as higher cost fish oil comprised a larger percentage of total sales volumes, and higher overall cost per unit, due to decreased fish oils yields and slower than anticipated early season fish catch in 2014. The increase in revenue per unit is primarily due to a greater percentage of revenue related to fish oil sales volumes, as fish oil generally has higher sales prices than fish meal.

Gross profit.    Animal nutrition gross profit decreased $4.4 million, or 5.8%, from $77.1 million for 2013 to $72.7 million for 2014. Gross profit as a percentage of revenue was 29.8% for 2014 as compared to 36.2% for 2013. The decrease in gross profit as a percentage of revenue was primarily due to the impact of decreased fish oil yields and slower than anticipated early season fish catch in 2014 on cost per unit of sales as discussed above.

Selling, general and administrative expenses.    Animal nutrition selling, general and administrative expenses decreased $0.6 million from $2.8 million for 2013 to $2.2 million for 2014. The decrease is largely due to decreased professional services costs.

Loss related to plant closure. As a result of the closing of the Cameron, Louisiana fish processing plant, the Company recognized an ongoing loss on closure of approximately $7.1 million in 2014 related to the impairment and relocation of certain additional assets at the Cameron facility, the future use of which was previously uncertain, employee severances and other closure costs not related to future inventory production. The Company recognized a loss on closure of approximately $6.6 million in 2013 related to the impairment of harvesting and processing assets, employee severances and other ongoing closure costs not related to future inventory production.

Other (gains) and losses.    The Company recorded animal nutrition losses for 2014 of $0.3 million primarily relating to the disposal of unused fishing vessels. The Company recorded animal nutrition losses for 2013 of $0.1 million primarily relating to a $0.3 million reduction in an insurance receivable associated with the 2011 F/V Sandy Point incident, partially offset by the receipt of other insurance proceeds related to fully depreciated assets.

Human Nutrition - 2014 compared to 2013

	Years Ended December 31,
	2014	2013	Increase (Decrease)
	(in millions)
Revenues	$64.8	$31.1	$33.7
Cost of sales	59.9	25.4	34.5
Gross profit	4.9	5.7	(0.8)
Selling, general and administrative expenses (including research and development)	11.1	7.0	4.1
Impairment of goodwill, other intangible assets and other	4.9	0.3	4.6
Operating loss	$(11.1)	$(1.6)	$(9.5)

Revenues.    Human nutrition revenues increased $33.7 million, or 108.8%, from $31.1 million for 2013 to $64.8 million of revenue for 2014, due primarily to the addition of Bioriginal. Bioriginal, acquired on September 5, 2014, added $36.0 million of revenue during 2014. Protein products from WSP, acquired by the Company in February 2013, contributed $11.7 million of revenue during 2014 as compared to $9.8 million for 2013. The increase in protein products revenue was due to a full twelve month results in 2014 as well as increased branded product sales partially offset by lower sales volumes on bulk ingredients. Other nutraceutical ingredients provided $12.0 million of revenue during 2014 as compared to $15.5 million during 2013. Omega-3 fish oil ingredients and tolling supplied $5.1 million of revenue (including $1.3 million from tolling) during 2014 as compared to $5.8 million (including $2.3 million from tolling) for 2013.

Cost of sales.    Human nutrition cost of sales, including depreciation and amortization, for 2014 was $59.9 million, a $34.5 million increase, or 135.7%, as compared to 2013. Human nutrition cost of sales as a percentage of revenue increased from 81.8% for 2013 to 92.3% for 2014. Bioriginal, acquired on September 5, 2014, added $32.4 million of cost of sales during 2014. Bioriginal’s cost of sales was negatively impacted by the one time inventory write-up to fair value that was made in conjunction with Bioriginal being acquired by the Company in September 2014.

Protein products cost of sales was $12.6 million for 2014 as compared to $7.4 million during 2013. The increase in protein products cost of sales was attributed to various factors including increased raw material costs and higher revenues as well as start-up costs and initial inefficiencies associated with the recent plant expansion. Other nutraceutical ingredients cost of sales was $7.3 million during 2014 as compared to $9.5 million for 2013, due to the decrease in the revenue volume. Omega-3 fish oil ingredients and tolling cost of sales was $7.7 million during 2014 as compared to $8.5 million for 2013.

Gross profit.    Human nutrition gross profit decreased $0.8 million, or 12.3%, from $5.7 million for 2013 to $4.9 million for 2014. Gross profit as a percentage of revenue was 7.7% for 2014 as compared to 18.2% for 2013. The decrease in gross profit as a percentage of revenue was primarily due to a decreased gross profit as a percentage of revenue for protein products and the addition of Bioriginal including its one time acquisition-related inventory write-up to fair value.

Selling, general and administrative expenses.    Human nutrition selling, general and administrative expenses increased $4.1 million, or 60.2%, from $7.0 million for 2013 to $11.1 million for 2014. The increase in selling, general and administrative expenses is primarily due to the acquisition of Bioriginal in September 2014.

Impairment of goodwill, other intangible assets and other. Human nutrition impairment and other costs increased $4.6 million from $0.3 million for 2013 to $4.9 million for 2014 due primarily to impairment expenses of $4.7 million related to the excess of carrying value over fair value for goodwill and certain other indefinite lived intangible assets at the Incon and Cyvex reporting unit.

Unallocated - 2014 compared to 2013

	Years Ended December 31,
	2014	2013	Increase (Decrease)
		(in millions)
Selling, general and administrative expenses (including research and development)	$20.4	$18.0	2.4
Operating income	$(20.4)	$(18.0)	$(2.4)

Selling, general and administrative expenses (including research and development).    Unallocated selling, general and administrative expenses increased $2.4 million, or 13.3%, from $18.0 million for 2013 to $20.4 million for 2014. The increase in selling, general and administrative expenses is primarily due to professional services expenses related to the acquisition of Bioriginal in September 2014, partially offset by professional services expenses related to the acquisition of WSP in February 2013.

Other non-segmented results of operation - 2014 compared to 2013

Interest expense.    Interest expense was $1.3 million for 2014 as compared to $1.7 million for 2013. Bioriginal, acquired in September 2014, accounted for $0.3 in interest expense during 2014. Capitalized interest, which offsets interest expense, was $0.6 million and $0.3 million for 2014 and 2013, respectively.

Gain on foreign currency.    Gain on foreign currency related to Bioriginal, acquired in September 2014, was $0.3 million for 2014. No such gain for recognized for 2013.

Provision for income taxes.    The Company recorded an $11.7 million provision for income taxes for 2014 representing an effective tax rate of 38.9% for income taxes compared to 33.6% for 2013. The increase in the effective tax rate is primarily a result of non-recurring expenses related to the acquisition of Bioriginal that were not deductible for tax purposes. Additionally, the effective rate was adversely impacted by a lower qualified production activities deduction due to bonus tax depreciation. The statutory tax rate of 35% for U.S. federal taxes was in effect for 2014 and 2013.

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

Human Nutrition - 2013 compared to 2012

	Years Ended December 31,
	2013	2012	Increase (Decrease)
	(in millions)
Revenues	$31.1	$22.0	$9.1
Cost of sales	25.4	17.0	8.4
Gross profit	5.7	5.0	0.7
Selling, general and administrative expenses (including research and development)	7.0	3.8	3.2
Impairment of goodwill, other intangible assets and other	0.3	0.1	0.2
Operating income	$(1.6)	$1.1	$(2.7)

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

Cost of sales.    Human nutrition cost of sales, including depreciation and amortization, for 2013 was $25.4 million, an $8.4 million increase, or 49.4%, as compared to 2012. Human nutrition cost of sales as a percentage of revenue increased from 77.2% for 2012 to 81.8% for 2013. Protein products cost of sales was $7.4 million for 2013. Other nutraceutical ingredients cost of sales was $9.5 million during 2013 as compared to $9.9 million for 2012. Omega-3 fish oil ingredients and tolling’s cost of sales was $8.5 million during 2013 as compared to $7.1 million for 2012 due to increased sales volumes and activity.

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

Impairment of goodwill, other intangible assets and other. Human nutrition related other losses increased $0.2 million to $0.3 million for 2013. Human nutrition related other losses for 2013 and 2012 mainly result from impairment expenses of $0.3 million and $0.1 million, respectively, related to the excess of carrying value over fair value for certain indefinite lived intangible assets.

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

At December 31, 2014, the Company had an unrestricted cash balance of $1.4 million, a decrease of $32.6 million from December 31, 2013. This decrease was primarily due to the acquisition of Bioriginal, expenditures related to the 2014 fishing season, capital spending and debt payments, and was partially offset by the sale of inventory and proceeds from the exercise of stock options. Omega Protein’s annual revenues and its resulting liquidity are highly dependent on annual fish catch, production yields, selling prices for its products and inventories available for sale. Omega Protein’s average selling prices for its animal nutrition ingredients for 2014 were 2.6% higher than its average selling prices for 2013. Omega Protein’s per unit cost of sales for 2014 were 12.6% higher than its per unit cost of sales for 2013.

The aggregate amount of the Company’s outstanding indebtedness as of December 31, 2014 was approximately $35.2 million compared to approximately $24.2 million as of December 31, 2013. The Company has a moderately leveraged financial structure which could limit its financial flexibility. In particular, the Company will be required to use a portion of its cash flows to pay principal and interest on its debt, which will reduce the amount of money the Company has for operations, capital expenditures, expansion, acquisitions or general corporate or other business activities. In addition, the covenants contained in the Company’s debt agreements limit its ability to borrow money in the future for acquisitions, capital expenditures or to meet the Company’s operating expenses or other general corporate obligations. See “Item 1A. Risk Factors - The Company has a moderate amount of indebtedness, which may adversely affect its ability to operate its business, remain in compliance with debt covenants and make payments on its debt.”

As of December 31, 2014, the Company has contracted through energy swap derivatives or physical contracts a portion of its estimated 2015 and 2016 energy use.

Source of Capital: Operations

Net cash flow provided by operating activities increased from approximately $32.0 million for the year ended December 31, 2013 to $64.9 million for the year ended December 31, 2014. The increase in operating cash flow is primarily attributable to changes in working capital, specifically inventory, driven by normal business operations. The Company began 2014 with a higher quantity of inventory, particularly fish oil inventory, as compared to the beginning of 2013.

Source of Capital: Debt

Net financing activities (used) provided cash of ($7.3) million and $2.0 million during the years ended December 31, 2014 and 2013, respectively. The year ended December 31, 2014 included $3.4 million in proceeds and tax effects received from stock options exercised, $0.6 million related to treasury stock repurchases, $35.1 million in debt principal payments and $25.0 million in debt principal borrowings. The year ended December 31, 2013 included $5.4 million in proceeds and tax effects received from stock options exercised and $3.4 million in debt and capital lease principal payments.

In June 2011, pursuant to the Title XI program, the FFP approved a financing application made by the Company in the amount of $10.0 million (the “Approval Letter”) which expires on June 20, 2016. To date, the Company has not borrowed any amounts under the Approval Letter and its ability to do so has been adversely affected by an EPA notice that the Company’s Omega Protein subsidiary is ineligible, as a result of its previous convictions under the Clean Water Act, for receipt of government contracts or benefits in certain cases. See “Item 1A. Risk Factors” for further detail on this EPA notice. As of December 31, 2014, the Company had approximately $21.1 million of borrowings outstanding under Title XI and was in compliance with all of the covenants contained therein.

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

All obligations of the Company under the Loan Agreement are secured by a first and superior lien (subject to Permitted Liens, as defined in the Loan Agreement) against any and all assets of the Company (other than the assets of Bioriginal and certain excluded property, including property pledged to secure federal Fisheries Finance Program loans).

The Loan Agreement requires the Company to comply with various affirmative and negative covenants affecting the Company’s businesses and operations. In addition, the Loan Agreement requires the Company to comply with the following financial covenants:

●

The Company is required to maintain on a consolidated basis Tangible Net Worth equal to at least the sum of the following: (a) $150,000,000, plus (b) 50% of net income (if positive, with no deduction for losses) earned in each quarterly accounting period commencing after June 30, 2011, plus (c) 100% of the net proceeds from any Equity Interests (as defined in the Loan Agreement) issued after the date of the Loan Agreement, plus (d) 100% of any increase in stockholders’ equity resulting from the conversion of debt securities to Equity Interests after the closing date of the Loan Agreement.

●	The Company is required to maintain on a consolidated basis an Asset Coverage Ratio (as defined in the Loan Agreement) of at least 2.50 to 1.00.

●	The Company is required to maintain a positive Adjusted Profitability (as defined in the Loan Agreement), measured on a trailing four quarters basis.

All Loans and all other obligations outstanding under the Loan Agreement are payable in full on March 21, 2017. As of December 31, 2014 and 2013, the Company had $2.0 million and $0, respectively, outstanding under the Loan Agreement and approximately $3.5 million in letters of credit. As of December 31, 2014, the Company was in compliance with all financial covenants under the Loan Agreement. The Company has no off-balance sheet arrangements other than normal operating leases and standby letters of credit. The Company’s notes payable and long-term debts are more fully explained in Note 11 – Notes Payable and Long-term Debt to our consolidated financial statements in Item 8.

On June 6, 2010, Bioriginal Europe entered into a credit facility with ING Bank N.V. which provides borrowings up to 250,000 Euro.  Under the credit facility, interest is paid at 2.97% plus the EURIBOR rate (currently 2.98%) and is secured by Bioriginal Europe’s equipment.  The credit facility contains cross default provisions and other covenants.   As of December 31, 2014, $0 was outstanding under this credit facility.

On March 31, 2012, Bioriginal Europe entered into a credit facility with ING Commercial Finance B.V. which provides borrowings up to an amount based on accounts receivable and inventory balances, and matures on March 31, 2015.  Advances are repayable on demand and bear interest payable monthly at 1.75% + EURIBOR (currently 1.76%).  The credit facility is secured by accounts receivable and inventory of Bioriginal Europe to a maximum of 85% of accounts receivable and 60% of inventory.  The credit facility contains cross default provisions and other covenants.  As of December 31, 2014, $2.4 million was outstanding under this credit facility, which is included in current maturities.

On April 15, 2014, Bioriginal Canada entered into a credit facility with HSBC Bank of Canada (the “Bioriginal Credit Facility”) which provides borrowings up to $20.0 million Canadian dollars and matures on March 15, 2019, subject to HSBC’s right to terminate the facility in its sole discretion. Under the Bioriginal Credit Facility, Bioriginal Canada has an operating line of credit for which interest is paid at HSBC prime rate plus 1.25% (currently 4.5%) and is secured by Bioriginal Canada’s accounts receivable and inventory to a maximum of $17.0 million Canadian dollars and is payable on demand. Additionally, there is a separate maximum of $4.2 million related to letters of credit. At September 30, 2014 Bioriginal has issued $4.2 million in letters of credit in support of product purchases from a foreign supplier. Generally these letters of credit are insured by Export Development Canada and are not considered to be drawn under this credit facility. As of December 31, 2014, $9.7 million was outstanding under these subsections of the credit facility, which is included in current maturities

The Bioriginal Credit Facility requires Bioriginal to comply with various affirmative and negative covenants affecting Bioriginal’s businesses and operations. In addition, the Bioriginal Credit Facility requires Bioriginal to comply with the following financial covenants:

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

Use of Capital: Operations

The Company’s investing activities consist mainly of acquisition costs and capital expenditures for equipment purchases, replacements, vessel refurbishments, plant expansions, and fish oil refining processes. Net investing activities, without acquisition activities, used cash of $43.8 million and $29.3 million for the years ended December 31, 2014 and 2013, respectively. The Company made capital expenditures of approximately $44.1 million and $24.8 million, including $0.6 million and $0.3 million of capitalized interest, for the years ended December 31, 2014 and 2013, respectively. These capital expenditures included $16.1 million towards the expansion of its dairy protein production capabilities and $4.8 million to purchase the real property (which had been subject to an expiring operating lease) associated with Bioriginal’s Saskatoon, Saskatchewan facility for the year ended December 31, 2014 and $5.0 million to extinguish a capital lease and purchase the associated real property in connection with the expansion of the Company's dairy protein facility in Reedsburg, Wisconsin in 2013. The Company anticipates making approximately $31 million to $39 million in capital expenditures during 2015, excluding capitalized interest, primarily for the expansion and refurbishment of vessels and plant assets, regulatory and environmental requirements and for the repair of certain equipment. Additional investment opportunities or requirements may arise during the year, which could cause capital expenditures to exceed this range. Investing activities during 2014 and 2013 also includes $0.3 million and $0.5 million, respectively, in proceeds from the disposition of assets.

Use of Capital: Acquisitions

The Company from time to time considers potential transactions including, but not limited to, enhancement of physical facilities to improve production capabilities, the acquisition of other businesses and the repurchase of the Company’s common stock. Certain of the potential transactions reviewed by the Company would, if completed, result in its entering new lines of business, although historically, reviewed opportunities have been generally related in some manner to the Company’s existing operations or which have added new nutritional products or capabilities to the Company’s product lines. Depending on the size of the acquisition, the Company would expect to finance the transaction using internally generated cash flows and its current credit agreements, or, if necessary, equity or new debt financings. The Company cannot assure that such financings will be available on acceptable terms, if at all.

On February 27, 2013, the Company acquired all of the outstanding equity of WSP in a cash transaction pursuant to the terms of a merger agreement. As of that date, WSP became a wholly owned subsidiary of the Company which is operated as part of Nutegrity and is included in the Company’s 2013 consolidated financial statements. The Company paid $26.7 million, net of cash received, in 2013 upon closing of the acquisition. See Note 3 – Acquisition of Wisconsin Specialty Protein, L.L.C to our consolidated financial statements in Item 8.

On September 5, 2014, the Company acquired all of the outstanding equity of Bioriginal pursuant to the terms of a Share Purchase Agreement. Bioriginal is now a wholly owned subsidiary of the Company.   At closing, the Company assumed approximately $21.5 million of Bioriginal’s indebtedness and paid an aggregate cash purchase price for the equity of Bioriginal of $46.5 million and received $0.1 million during 2015 related to the final closing payment. Of the cash purchase price amount, $14.0 million was initially funded by debt and $32.5 million was funded with cash on hand. See Note 2 – Acquisition of Bioriginal Food & Science Corp to our consolidated financial statements included in Item 8.

Use of Capital: Contractual Obligations

The following tables aggregate information about the Company’s contractual cash obligations and other commercial commitments (in thousands) as of December 31, 2014:

	Payments Due by Period
		Less than	1 to 3	4 to 5	After 5
Contractual Cash Obligations	Total	1 year	years	years	years

Long-term debt	$35,227	$14,741	$7,589	$5,558	$7,339
Interest on long-term debt	5,639	1,324	2,076	1,270	969
Operating lease obligations	14,769	3,053	5,311	4,472	1,933
Pension funding (1)	5,125	1,200	975	1,600	1,350
Total Contractual Cash Obligations	$60,760	$20,318	$15,951	$12,900	$11,591

(1)	Represents estimated future contributions to the plan based on the expected return on plan assets and assumptions regarding discount rates

The Company believes that the existing cash, cash equivalents, cash flow from operations and funds available through the Loan Agreement or Bioriginal credit facilities described above will be sufficient to meet its working capital and capital expenditure requirements through 2015.

Recently Issued Accounting Standards

For additional information on changes in accounting principles and new accounting principles, see Note 1 to the consolidated financial statements included in Item 8 – Financial Statements and Supplementary Data.

Critical Accounting Policies and Estimates

The methods, estimates and judgments used in applying the Company’s critical accounting policies have a significant impact on the results reported in the Consolidated Financial Statements. The critical accounting policies as the ones that are most important to the portrayal of the Company’s financial condition and operating results, and requires the Company to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are highly uncertain at the time of estimation. Based on this definition, the Company’s most critical policies include: valuation of inventory (Notes 1 and 6), valuation of losses related to Jones Act and worker’s compensation insurance claims (Note 1), valuation of income and deferred taxes (Notes 1 and 13), valuation of pension plan obligations (Notes 1 and 15), and the valuation of goodwill and other intangible assets (Notes 1 and 10).

Specifically with respect to fish related inventory, Omega Protein’s per unit cost of production is estimated prior to the beginning of each fishing season based on total estimated fishing costs (including off-season costs) divided by estimated total units of production. Omega Protein adjusts the cost of sales, unallocated inventory cost pool and inventory balances at the end of the second, third and fourth quarters based on revised estimates of total units of production to total inventoriable costs. For 2014 the cost per unit of production decreased 1.0% from the third quarter of 2014 to the fourth quarter of 2014 due to slightly larger than anticipated production and slightly smaller than anticipated costs during the fourth quarter. For the most part, Omega Protein begins selling its current season’s production during the third quarter and sells that production until the second quarter of the following year.

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

All of the Company’s goodwill and other intangible assets are the result of acquisitions in the human nutrition segment. This segment is comprised of three reporting units, 1) InCon and Cyvex, 2) WSP and 3) Bioriginal. The following table (in thousands) summaries the carrying amount of goodwill and other indefinite lived intangibles as of December 31, 2014 and the extent to which those values exceed their respective calculated fair values:

Reporting Unit	Goodwill	Percent Fair Value Exceeds Carrying Value	Other Indefinite Lived Intangibles	Percent Fair Value Exceeds Carrying Value
InCon and Cyvex	$3,842	(1)	$914	(1)
WSP	11,614	less than 1%	1,127	153%
Bioriginal	27,045	(2)	3,871	(2)
	$42,501		$5,912

(1)

In conjunction with the impairment testing performed at December 31, 2014, goodwill and other indefinite lived intangibles were estimated to be impaired by $4.1 million and $0.6 million respectively. After these impairments were recorded, fair value approximated carrying value as of December 31, 2014.

(2)	The acquisition of Bioriginal was made in September 2014 and impairment testing has not been performed as of December 31, 2014.

Key assumptions in the fair value calculation of InCon and Cyvex include future fish oil and nutraceutical sales volumes and prices, tolling, the portion of sales attributable to trade secrets, production costs and the discount rate.  Key assumptions in the fair value calculation of WSP include dairy protein product sales volumes and prices, the portion of sales attributable to the brand name, the cost of availability of raw materials and the discount rate. For InCon and Cyvex and WSP, the assessments of goodwill and indefinitely lived intangible assets are based on assumptions that require speculation and are highly subjective given the early stage and transitional nature of the businesses. The Company’s annual quantitative tests have assumed increasing cash flows over the next several years, based on anticipated sales growth and improved profitability. Considering the level of sensitivity with respect to the key assumptions, if future cash flow expectations decline sufficiently, the estimated fair values would be reduced and could potentially result in a material impairment in a subsequent period.

The Company utilizes the asset and liability method to account for income taxes. This method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of existing temporary differences between the financial reporting and tax reporting basis of assets and liabilities, and operating loss and tax credits carryforwards for tax purposes. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. The Company believes that the deferred tax assets recorded as of December 31, 2014, net of the valuation allowance, are realizable through future reversals of existing taxable temporary differences and future taxable income. If the Company were to subsequently determine that it would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to deferred tax assets would increase earnings for the period in which such determination was made. The Company will continue to assess the adequacy of the valuation allowance on a quarterly basis. Any changes to the estimated valuation allowance could be material to the consolidated financial condition and results of operations.

The Company also has other key accounting policies and accounting estimates relating to the allowance of doubtful accounts (Note 1), valuation of shares-based compensation (Note 15) and interest rate and energy swap valuations (Notes 1 and 18).  The Company believes that these key accounting policies and accounting estimates either do not generally require the Company to make estimates and judgments that are as difficult or as subjective as its critical accounting policies, or it is less likely that they would have a material impact on the Company’s reported results of operations for a given period.

For all financial statement periods presented, there have been no material modifications to the application of these critical accounting policies.

Seasonal and Quarterly Results

Omega Protein’s menhaden harvesting and processing business is seasonal in nature. Omega Protein generally has higher sales during the third quarter of each fiscal year due to increased product availability and customer demand. Additionally, due to differences in gross profit margins for Omega Protein’s various products, any variation in the mix of product sales between quarters may result in significant variations of total gross profit margins. These margins may also be affected by changes in costs from year to year and month to month, which includes variations in production yields. Similarly, from time to time Omega Protein defers sales of inventory, which may affect comparable period comparisons. As a result, the Company’s quarterly operating results have fluctuated in the past and may fluctuate in the future.

In addition, inventory is generally carried over from one year to the next year, and Omega Protein generally begins selling its current season’s production late in the second quarter and sells that production until the second quarter of the following year. Costs can change meaningfully from one season to the next. For example, decreased yields and changes in cost components of Omega Protein’s 2012 production resulted in higher standard costs for inventory for that season. This resulted in a decrease in gross profit as a percentage of revenue in the animal nutrition segment from 20.9% for 2011 to 17.3% for 2012.

Further, Omega Protein’s per unit cost of production is estimated prior to the beginning of each fishing season based on total estimated fishing costs (including off-season costs) divided by estimated total units of production. Omega Protein adjusts the cost of sales, unallocated inventory cost pool and inventory balances at the end of the second, third and fourth quarters based on revised estimates of total units of production to total inventoriable costs. Changes in estimates from one quarter to the next can have a significant impact on operating results. As an example, gross profit as a percentage of revenues for the quarter ended December 31, 2013 increased substantially as compared to the previous three quarters of 2013. This increase was due to greater than estimated inventory production after September 30, 2013. As a result, standard cost for 2013 inventory, for which sales commenced largely in the third quarter of 2013, was decreased and all previous sales of 2013 inventory production were adjusted during the quarter ended December 31, 2013. The impact of the change in standard cost to the quarter ended December 31, 2013 was estimated to be approximately $4 million. Similarly but to a lesser degree for the quarter ended December 31, 2014, standard cost for 2014 inventory, for which sales commenced largely in the third quarter of 2014, was decreased and all previous sales of 2014 inventory production were adjusted during the quarter ended December 31, 2014. The impact of the change in standard cost to the quarter ended December 31, 2014 is estimated to be approximately $0.4 million.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

In the normal course of business, the financial condition of the Company is exposed to minimal market risk associated with interest rate movements on the Company’s borrowings.  In the past, to mitigate this risk, the Company has entered into interest rate swap agreements to effectively lock-in the LIBOR component of certain debt instruments.  However, no interest rate swap agreements are currently in effect. As of December 31, 2014, $14.1 million of the Company’s indebtedness is subject to variable interest rates. A one percent increase or decrease in the levels of interest rates on variable rate debt would not result in a material change to the Company’s results of operations.

The Company is exposed to market risk associated with diesel, natural gas, propane and potentially Bunker C fuel oil.  To partially mitigate this risk, the Company has forward purchased a portion of its expected diesel and natural gas usage for 2015 and 2016. For 2015, the Company is exposed to market risk associated with increases in diesel, natural gas, propane and potentially Bunker C fuel oil prices related to the portion not covered by swaps or held in material and supplies inventory as of December 31, 2014. As an example, if energy prices related to these products were to increase by 10%, the energy cost related to the exposed portion would increase approximately $0.4 million, thus impacting the cost per unit of production.

Although the Company sells products in foreign countries, most of the Company’s revenues and costs are billed and paid for in US dollars. As a result, management does not believe that the Company is exposed to significant foreign country currency exchange risk. The Company had not historically utilized market risk sensitive instruments to manage its exposure to this risk but has begun to do so to a limited extent in 2015.

For a more complete discussion of risk factors, please see Item 1A. Risk Factors.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Omega Protein Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Omega Protein Corporation and its subsidiaries (the “Company”) at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Annual Report on Internal Control Over Financial Reporting, management has excluded Bioriginal Food & Science Corp. from its assessment of internal control over financial reporting as of December 31, 2014 because it was acquired by the Company in a purchase business combination during 2014. We have also excluded Bioriginal Food & Science Corp. from our audit of internal control over financial reporting. Bioriginal Food & Science Corp. is a wholly-owned subsidiary whose total assets and total revenues represent 24.3% and 11.7%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2014.

/s/PricewaterhouseCoopers LLP

Houston, Texas

March 11, 2015

OMEGA PROTEIN CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,430	$34,059
Receivables, net	36,621	21,140
Inventories	97,513	94,339
Deferred tax asset, net	1,871	1,062
Prepaid expenses and other current assets	4,936	3,915
Total current assets	142,371	154,515
Other assets, net	2,309	5,234
Property, plant and equipment, net	169,932	144,113
Goodwill	42,501	19,600
Other intangible assets, net	23,002	7,932
Total assets	$380,115	$331,394

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$14,741	$3,112
Accounts payable	21,443	5,380
Accrued liabilities	23,216	29,145
Total current liabilities	59,400	37,637
Long-term debt, net of current maturities	20,486	21,130
Deferred tax liability, net	25,949	19,351
Pension liabilities, net	5,375	4,117
Other long-term liabilities	3,023	1,929
Total liabilities	114,233	84,164

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 authorized shares; none issued	—	—
Common Stock, $0.01 par value; 80,000,000 authorized shares; 21,587,751 and 20,804,189 shares issued and 21,527,319 and 20,804,189 shares outstanding at December 31, 2014 and 2013, respectively	210	203
Capital in excess of par value	141,855	136,428
Retained earnings	135,268	116,807
Treasury stock, at cost – 60,432 shares	(595)	—
Accumulated other comprehensive loss	(10,856)	(6,208)
Total stockholders’ equity	265,882	247,230
Total liabilities and stockholders’ equity	$380,115	$331,394

The accompanying notes are an integral part of the consolidated financial statements.

OMEGA PROTEIN CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2014	2013	2012
	(in thousands, except per share amounts)
Revenues	$308,635	$244,293	$235,639
Cost of sales	231,018	161,543	193,583
Gross profit	77,617	82,750	42,056

Selling, general, and administrative expense	31,516	25,293	21,737
Research and development expense	2,277	2,407	2,209
Loss related to plant closure	7,058	6,597	—
Charges related to U.S. Attorney investigation…..	—	—	7,990
Impairment of goodwill and other intangible assets	4,718	266	129
Loss (gain) on disposal of assets	462	174	(2,635)
Operating income	31,586	48,013	12,626
Interest income	20	18	32
Interest expense	(1,351)	(1,658)	(1,335)
Gain on foreign currency	262	—	—
Other expense, net	(310)	(394)	(365)
Income before income taxes	30,207	45,979	10,958
Provision for income taxes	11,746	15,464	6,895
Net income	$18,461	$30,515	$4,063
Other comprehensive income (loss):
Foreign currency translation adjustment net of tax benefit of $493, $0, and $0, respectively	(915)	—	—
Energy swap adjustment, net of tax benefit (expense) of $1,247, ($81), and ($241), respectively	(2,316)	151	448
Pension benefits adjustment, net of tax benefit (expense) of $763, ($1,920) and ($165), respectively	(1,417)	3,565	307
Comprehensive income	$13,813	$34,231	$4,818
Basic earnings per share (See Note 12)	$0.87	$1.50	$0.21
Weighted average common shares outstanding	20,562	19,913	19,420
Diluted earnings per share (See Note 12)	$0.85	$1.45	$0.20
Weighted average common shares and potential common share equivalents outstanding	21,168	20,634	19,874

The accompanying notes are an integral part of the consolidated financial statements.

OMEGA PROTEIN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2014	2013	2012
		(in thousands)
Cash flows from operating activities:
Net income	$18,461	$30,515	$4,063
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	22,017	21,056	17,999
Loss on disposal of assets, plant closure	2,029	5,514	—
Loss (gain) on disposal of assets	462	174	(2,635)
Impairment of goodwill and other intangible assets	4,718	266	129
Provisions for losses on receivables	48	103	48
Share based compensation	2,378	1,982	3,721
Deferred income taxes	2,195	3,579	2,272
Unrealized (gain) on foreign currency fluctuations, net	(262)	—	—
Changes in assets and liabilities:
Receivables	(696)	(2,630)	(494)
Inventories	16,531	(26,855)	(1,766)
Prepaid expenses and other current assets	493	(191)	(616)
Other assets	1,464	4,092	(6,379)
Accounts payable	4,943	1,644	(779)
Accrued liabilities	(9,498)	(5,250)	11,855
Pension liability, net	(159)	(2,144)	(735)
Other long-term liabilities	(202)	165	52
Net cash provided by operating activities	64,922	32,020	26,735
Cash flows from investing activities:
Proceeds from disposition of assets	290	470	6,152
Acquisition of InCon, net of cash acquired	—	—	181
Acquisition of Wisconsin Specialty Protein, net of cash acquired	—	(26,676)	—
Acquisition of Bioriginal, net of cash acquired	(46,388)	—	—
Land and building purchased in capital lease extinguishment	—	(5,005)	—
Capital expenditures	(44,123)	(24,796)	(25,064)
Net cash used in investing activities	(90,221)	(56,007)	(18,731)
Cash flows from financing activities:
Principal payments of long-term debt	(35,080)	(3,058)	(2,994)
Proceeds from long-term debt	24,950	—	—
Principal payments of capital lease obligation	—	(309)	(517)
Debt issuance costs	—	—	(389)
Purchase treasury stock at cost	(595)	—	—
Proceeds from stock options exercised	2,245	4,009	469
Excess tax benefit of stock options exercised	1,150	1,406	34
Net cash provided by (used in) financing activities	(7,330)	2,048	(3,397)
Net (decrease) increase in cash and cash equivalents	(32,629)	(21,939)	4,607
Cash and cash equivalents at beginning of year	34,059	55,998	51,391
Cash and cash equivalents at end of year	$1,430	$34,059	$55,998

OMEGA PROTEIN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

		Years Ended
		December 31,
	2014	2013	2012
	(in thousands)
Supplemental cash flow information:
Cash paid during the year for:
Interest	$1,870	$1,865	$1,991
Income taxes	$16,419	$8,107	$3,836

The accompanying notes are an integral part of the consolidated financial statements.

OMEGA PROTEIN CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
			Capital in		Other	Treasury	Total
	Common Stock		Excess of	Retained	Comprehensive	Stock	Stockholders’
	Shares	Amount	Par Value	Earnings	Income (Loss)	Amount	Equity
			(in thousands)
Balance at December 31, 2011	19,569	$194	$124,817	$82,229	$(10,679)	—	$196,561

Issuance of common stock	100	1	3,603	—	—	—	3,604

Restricted stock activity	215	—	620	—	—	—	620
Comprehensive income :
Net income	—	—	—	4,063	—	—	4,063
Other comprehensive income:
Energy swap adjustment, net of tax expense of $241	—	—	—	—	448	—	448
Pension benefits adjustment, net of tax expense of $165	—	—	—	—	307	—	307

Balance at December 31, 2012	19,884	$195	$129,040	$86,292	$(9,924)	—	$205,603

Issuance of common stock	862	8	6,019	—	—	—	6,027

Restricted stock activity	58	—	1,369	—	—	—	1,369
Comprehensive income:
Net income	—	—	—	30,515	—	—	30,515
Other comprehensive income:
Energy swap adjustment, net of tax expense of $81	—	—	—	—	151	—	151
Pension benefits adjustment,net of tax expense of $1,920	—	—	—	—	3,565	—	3,565

Balance at December 31, 2013	20,804	$203	$136,428	$116,807	$(6,208)	—	$247,230

Issuance of common stock	428	4	3,392	—	—	—	3,396

Restricted stock activity	356	3	2,035	—	—	(595)	1,443
Comprehensive income:
Net income	—	—	—	18,461	—	—	18,461
Other comprehensive income:
Foreign currency translation adjustment, net of tax benefit of $493	—	—	—	—	(915)	—	(915)
Energy swap adjustment, net oftax beneift of $1,247	—	—	—	—	(2,316)	—	(2,316)
Pension benefits adjustment, net of tax beneift of $763	—	—	—	—	(1,417)	—	(1,417)

Balance at December 31, 2014	21,588	$210	$141,855	$135,268	$(10,856)	$(595)	$265,882

The accompanying notes are in integral part of the consolidated financial statements.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

 SUMMARY OF OPERATIONS AND BASIS OF PRESENTATION

Business Description

Omega Protein Corporation is a nutritional product company that develops, produces and delivers healthy products throughout the world to improve the nutritional integrity of foods, dietary supplements and animal feeds. The Company operates through two industry segments: animal nutrition and human nutrition.

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

The human nutrition segment, which operates under the names Nutegrity and Bioriginal, has three primary product lines: protein products, specialty oils and essential fatty acids and other nutraceutical ingredients. Nutegrity is comprised primarily of three subsidiaries: Cyvex Nutrition, Inc. (“Cyvex”), InCon Processing, L.L.C. (“InCon”) and Wisconsin Specialty Protein, L.L.C. (“WSP”). Cyvex, acquired by the Company in December 2010, is located in Irvine, California and is an ingredient provider in the nutraceutical industry. InCon, acquired by the Company in September 2011, is located in Batavia, Illinois and is a specialty processor that utilizes molecular distillation technology to concentrate Omega-3 fish oils and, subject to outside demand and excess capacity, a variety of other compound products for third-party tolling customers. WSP, acquired by the Company in February 2013, is a manufacturer and marketer of specialty dairy proteins and other related products headquartered in Madison, Wisconsin and operates a production facility in Reedsburg, Wisconsin. See Note 3 – Acquisition of Wisconsin Specialty Protein, L.L.C. for additional information related to the Company’s acquisition of WSP.

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

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Shipping and Handling

Amounts billed to customers associated with shipping and handling are included in revenues and the related costs are included in cost of sales. For 2014, 2013 and 2012, $10.3 million, $9.4 million and $14.4 million of shipping and handling costs are included in cost of sales, respectively.

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

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Energy Swap Agreements

The Company does not enter into financial instruments for trading or speculative purposes. During 2014, 2013 and 2012, Omega Protein entered into energy swap agreements to manage portions of its cash flow exposure related to the volatility of natural gas, diesel and fuel oil energy prices for its fish meal and fish oil production operations. The swaps effectively fix pricing for the quantities listed below during the consumption periods.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Energy Swap	Consumption Period	Quantity	Price Per Unit	Energy Swap Asset/(Liability) as of December 31, 2014	Deferred Tax Asset/(Liability) as of December 31, 2014
				(in thousands)

Diesel - NYMEX Heating Oil Swap	May - November, 2015	2,333,848 Gallons	$2.75	$(2,097)	$734

Natural Gas - NYMEX Natural Gas Swap	April – October, 2015	114,000 MMBTUs	$4.09	(125)	44

Propane – Natural Gas Liquids Swap	June - November, 2015	1,024,800 Gallons	$0.86	(346)	121

Diesel - NYMEX Heating Oil Swap	May - November, 2016	1,333,464 Gallons	$2.50	(679)	238

Propane – Natural Gas Liquids Swap	June - November, 2016	341,600 Gallons	$0.67	(41)	14
				$(3,288)	$1,151

Energy Swap	Consumption Period	Quantity	Price Per Unit	Energy Swap Asset/(Liability) as of December 31, 2013	Deferred Tax Asset/(Liability) as of December 31, 2013
				(in thousands)

Diesel - NYMEX Heating Oil Swap	Oct. – Nov., 2013	998,700 Gallons	$2.88	$132	$(46)

Natural Gas - NYMEX Natural Gas Swap	Apr. – Oct., 2014	307,374 MMBTUs	$3.67	143	(50)
				$275	$(96)

As of December 31, 2014, Omega Protein has recorded a long-term liability of $0.7 million net of the current portion included in other current liabilities of $2.6 million to recognize the fair value of energy swap derivatives, and has also recorded a deferred tax asset of $1.2 million associated therewith. As of December 31, 2013, Omega Protein has recorded a current asset in prepaid expenses of $0.3 to recognize the fair value of energy swap derivatives, and has also recorded a deferred tax liability of $0.1 million associated therewith. The effective portion of the change in fair value from inception to December 31, 2014 is recorded in “accumulated other comprehensive loss” in the Company’s consolidated financial statements. The following table illustrates the changes recorded, net of tax, in accumulated other comprehensive loss resulting from the energy swap agreements.

	(in thousands)
	2014	2013
Balance at January 1,	$179	$28
Net loss (gain), net of tax, reclassified to unallocated inventory cost pool	34	(127)
Net change associated with current period swap transactions, net of tax,	(2,350)	278
Balance at December 31,	$(2,137)	$179

The $2.1 million and $0.2 million reported in accumulated other comprehensive loss as of December 31, 2014 and 2013 will be reclassified to the unallocated inventory cost pool in the period when the energy consumption takes place. The amount to be reclassified, net of taxes, during the next 12 months is expected to be $1.7 million.

The aggregate fair value of derivative instruments in gross (liability) asset positions as of December 31, 2014 and 2013 was ($3.3) million and $0.3 million, respectively. These amounts represent the maximum exposure to loss at the reporting date as a result of all of the counterparties failing to perform as contracted.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2014 (in thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts of Assets (Liabilities)Offset	Net Amounts of Assets (Liabilities) Presented in the Balance Sheet
Energy swap derivatives – liability position	$(3,288)	$—	$(3,288)

As of December 31, 2013 (in thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts of Assets (Liabilities)Offset	Net Amounts of Assets (Liabilities) Presented in the Balance Sheet
Energy swap derivatives – asset position	$275	$—	$275

If, at any time, the swaps are determined to be ineffective due to changes in the Company’s energy usage or underlying hedge agreements or assumptions, the fair value of the portion of the energy swaps determined to be ineffective will be recognized as a gain or loss in cost of sales for the applicable period. For 2013, the Company included an expense of $0.1 million in cost of sales resulting from transactions associated with the ineffectiveness of diesel energy swaps. See Note 18 – Fair Value Disclosures for additional information.

Subsequent to December 31, 2014, Omega Protein entered into the following energy swap agreements:

Energy Swap	Consumption Period	Quantity	Price Per Unit
Diesel - NYMEX Heating Oil Swap	May – November, 2015	352,025 Gallons	$1.87
Natural Gas - NYMEX Natural Gas Swap	April – October, 2015	73,575 MMBTUs	$3.04
Diesel - NYMEX Heating Oil Swap	May – November, 2016	717,215 Gallons	$1.93
Natural Gas - NYMEX Natural Gas Swap	April – October, 2016	125,000 MMBTUs	$3.35
Propane – NGL-Mont Belvieu Propane	June – November, 2016	308,400 Gallons	$0.53

Income Taxes

The Company utilizes the asset and liability method to account for income taxes. This method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of existing temporary differences between the financial reporting and tax reporting basis of assets and liabilities, and operating loss and tax credits carryforwards for tax purposes. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. The Company believes that the deferred tax assets recorded as of December 31, 2014, net of the valuation allowance, are realizable through future reversals of existing taxable temporary differences and future taxable income. If the Company were to subsequently determine that it would be able to realize deferred tax assets in the future in excess of the net recorded amount, the adjustment would increase earnings for the period in which such determination was made. The Company will continue to assess the adequacy of the valuation allowance on a quarterly basis. Any changes to the estimated valuation allowance could be material to the consolidated financial condition and results of operations.

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

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

All of the Company’s goodwill and other intangible assets are the result of acquisitions in the human nutrition segment. This segment is comprised of three reporting units, 1) InCon and Cyvex, 2) WSP and 3) Bioriginal.

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

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In 2002, the Board of Directors authorized a plan to freeze the Company’s pension plan in accordance with ERISA rules and regulations so that new employees, hired after July 31, 2002, are not eligible to participate in the pension plan and further benefits no longer accrue for existing participants. The freezing of the pension plan had the effect of vesting all existing participants in their pension benefits in the plan. See Note 15 – Benefit Plans for additional information related to the Company’s pension plans.

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

Accumulated Comprehensive Loss

The components of accumulated other comprehensive loss included in stockholders’ equity are as follows:

Changes in Accumulated Other Comprehensive Loss by Component

For the Year Ended December 31, 2014 (in thousands)

	Gains and Losses On Cash Flow Hedges	Defined Benefit Pension Items	Foreign currency Translation adjustment	Total
Beginning balance December 31, 2013	$179	$(6,387)	$—	$(6,208)
Other comprehensive loss before reclassifications	(2,350)	(2,010)	(915)	(5,275)
Amounts reclassified from accumulated other comprehensive loss	34 (a)	593 (b)	—	627
Net current-period other comprehensive income	(2,316)	(1,417)	(915)	(4,648)
Ending balance December 31, 2014	$(2,137)	$(7,804)	$(915)	$(10,856)

(a)	This accumulated other comprehensive income component is reclassified to the unallocated inventory cost pool in the period when the energy consumption takes place.
(b)	This accumulated other comprehensive income component is included in the computation of net periodic pension costs as amortization of actuarial loss which are explained in more detail in Note 15.

Changes in Accumulated Other Comprehensive Loss by Component

For the Year Ended December 31, 2013 (in thousands)

	Gains and Losses On Cash Flow Hedges		Defined Benefit Pension Items	Total
Beginning balance December 31, 2012	$28		$(9,952)	$(9,924)
Other comprehensive income before reclassifications	278		2,550	2,828
Amounts reclassified from accumulated other comprehensive loss	(127	)(c)	1,015 (d)	888
Net current-period other comprehensive income	151		3,565	3,716
Ending balance December 31, 2013	$179		$(6,387)	$(6,208)
(c)	This accumulated other comprehensive income component is reclassified to the unallocated inventory cost pool in the period when the energy consumption takes place.
(d)	This accumulated other comprehensive income component is included in the computation of net periodic pension costs as amortization of actuarial loss which are explained in more detail in Note 15.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

At December 31, 2014, the Company had cash deposits concentrated primarily in one major bank.

Earnings per Share

Basic earnings per share is calculated by dividing net income allocated to common shares outstanding by the weighted average number of shares of common stock outstanding. Diluted earnings per share assumes the exercise of stock options provided the effect is not anti-dilutive.

The Company grants certain incentive compensation awards, including restricted stock, to employees and non-employee directors that are considered to be participating securities. Due to the presence of participating securities, we have calculated our earnings per share using the two-class method. See Note 12 – Reconciliation of Basic and Diluted per Share Data.

Stock-Based Compensation

The Company has a stock-based compensation plan, which is described in more detail in Note 15.

Shares Issued to Directors

In 2014, 2013 and 2012, approximately 0, 3,200 and 7,600 shares of the Company’s stock were issued to directors in non-cash transactions as payment in lieu of Board retainer and per diem fees. Expenses were recognized on these non-cash transactions of approximately $0, $25,200 and $56,100.

Shareholder Rights Plan

On April 1, 2014, the Company’s Board of Directors terminated the Company’s Shareholder Rights Plan (“SRP”). The SRP was adopted in June 2010, shortly after the BP oil spill in the U.S. Gulf of Mexico, and was originally scheduled to terminate in June 2020.

Foreign Currency Translations

All amounts are expressed in U.S. dollars unless otherwise indicated. The U.S. dollar is the functional currency of Bioriginal’s Canadian-based subsidiaries (“Bioriginal Canada”). Monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Non-monetary items are translated at rates of exchange in effect when the assets were acquired or obligations incurred. Revenue and expenses are translated at average rates in effect in the period of the transaction. Foreign exchange gains and losses are included in the condensed consolidated statement of comprehensive income.

The Euro is the functional currency of Bioriginal’s Netherlands-based subsidiaries (“Bioriginal Europe”). The operations of these subsidiaries are considered self-sustaining and their financial statements are translated into U.S. dollars using the current rate method. Under this method, all assets and liabilities are translated to U.S. dollars at exchange rates in effect at the balance sheet date and all revenue and expenses are translated at rates in effect at the time of the transactions. Exchange gains and losses arising from this translation, representing the net unrealized foreign currency translation gain (loss) on the Company's net investment in its self-sustaining subsidiaries, are recorded in the accumulated other comprehensive income (loss) component of shareholders' equity. Adjustments to the accumulated other comprehensive income (loss) account are not recorded in the condensed consolidated statement of comprehensive income until realized through a reduction in the Company's net investment in such operations.

Recently Issued Accounting Standards

In November 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update (“ASU”) 2014-17, Business Combinations: Pushdown Accounting.  This ASU amended the Business Combination Accounting Standards Codification to provide guidance on whether and at what threshold an acquired entity that is a business or nonprofit activity can apply pushdown accounting in its separate financial statements. The Company’s adoption of FASB ASU No. 2013-17 effective November 14, 2014 did not have an impact on the Company’s consolidated results of operations, financial position and related disclosures.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In November 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-16, Derivatives and Hedging: Determining whether the Host Contract in a Hybrid Financial Statement Issued in the Form of a Share is More Akin to Debt or Equity.  This ASU amended the Derivatives and Hedging Accounting Standards Codification to eliminate the use of different methods in practice and thereby reduce existing diversity under GAAP in the accounting for hybrid financial instruments used in the form of a share. The new standard is effective in annual periods beginning on or after December 15, 2015 with early adoption permitted. The Company’s adoption of FASB ASU No. 2014-16 is not expected to have an impact on the Company’s consolidated results of operations, financial position and related disclosures.

In August 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-15, Presentation of Financial Statements- Going Concern (Subtopic 205-40). The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in the U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The guidance is effective for annual periods ending after December 15, 2016 and for annual periods thereafter. Early adoption is permitted.  The Company does not expect this ASU to have a material impact on the Company’s consolidated results of operations, financial position and related disclosures.

In June 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-12, Compensation — Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.  A performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition under Accounting Standards Codification (ASC) 718, Compensation — Stock Compensation. As a result, the target is not reflected in the estimation of the award's grant date fair value. Compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved.  The guidance is effective for annual periods beginning after December 15, 2015 and interim periods within those annual periods. Early adoption is permitted.  The Company does not expect this ASU to have a material impact on the Company’s consolidated results of operations, financial position and related disclosures.

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers.  This ASU amends the existing accounting standards for revenue recognition and is based on the principle that revenue should be recognized to depict the transfer of goods or services to a customer at an amount that reflects the consideration a company expects to receive in exchange for those goods or services.  The Company is required to adopt this ASU on January 1, 2017.  The Company is currently evaluating the potential impact of these changes on the consolidated results of operations, financial position and related disclosures.

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements and Property, Plant and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has or will have a major effect on an entity's operations and financial results. The new standard is effective in annual periods beginning on or after December 15, 2014 with early adoption permitted. The guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. The Company’s adoption of FASB ASU No. 2014-08 is not expected to have an impact on the Company’s consolidated results of operations, financial position and related disclosures.

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

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 2. ACQUISITION OF BIORIGINAL FOOD & SCIENCE CORP.

A. Description of the Transaction

On September 5, 2014, the Company acquired all of the issued and outstanding equity of Bioriginal pursuant to the terms of a Share Purchase Agreement (“Purchase Agreement”). Bioriginal is now a wholly owned subsidiary of the Company.  Bioriginal is a leading supplier of plant and marine based specialty oils and essential fatty acids to the food and nutraceutical industries across North America, Europe and Asia. Bioriginal is included as part of the Company’s human nutrition segment.

B. Recording of Assets Acquired and Liabilities Assumed

In connection with its acquisition of Bioriginal, the Company paid an aggregate purchase price of $70.5 million, plus an estimated working capital adjustment of $0.7 million, to the sellers as follows: (i) $46.5 million in cash to the sellers, (ii) assumption of approximately $21.5 million of Bioriginal’s indebtedness, and (iii) issuance of 238,377 shares of restricted common stock of the Company valued at approximately $3.2 million (based on a 30-day average closing price) to certain sellers (the “Management Sellers”). The restrictions on the shares will terminate, with certain exceptions, on the third anniversary of the closing date and are subject to the terms and conditions of the Purchase Agreement; see Note - 1 Significant Accounting Policies Summary of Operations and Basis of Presentation for more information on Restricted Stock. The Purchase Agreement also provides for a performance-based earn-out amount of up to a maximum of $8.8 million Canadian dollars to be paid in September 2017 to the Management Sellers for achieving or exceeding certain adjusted EBITDA targets for Bioriginal during calendar years 2014 through 2016; see Note 16 Commitments and Contingencies for additional information. Subsequent to December 31, 2014, the Company received $0.1 million related to the final closing payment.

The Company incurred approximately $2.8 million in pretax transaction costs directly related to the acquisition that were expensed and included in selling, general and administrative expenses in the consolidated statement of comprehensive income for the year ended December 31, 2014. The acquisition costs consisted primarily of legal, advisory, valuation, and other consulting fees. The transaction has been accounted for using the acquisition method of accounting which requires, among other things, that all assets acquired and liabilities assumed from acquisitions be recognized at their fair values as of the acquisition date. Any excess of the purchase price over the fair values of the net assets acquired are recorded as goodwill. The following table shows the preliminary allocation of the purchase price:

(in thousands)
Cash	$93
Accounts receivable	15,072
Inventories	20,309
Other current assets, net including prepaid expenses	1,820
Property, plant, and equipment	3,026
Identifiable intangible assets (a)	16,987
Liabilities assumed	(38,288)
Total identifiable net assets	19,019
Goodwill	27,462
Total consideration	$46,481

(a)	See Note 10 – Goodwill and Other Intangible Assets for weighted average lives.

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

	Revenue	Net income
	(in thousands)

Bioriginal from September 5, 2014 – December 31, 2014	$36,014	$352

2014 supplemental pro forma from January 1, 2014 – December 31, 2014	$387,659	$19,958

2013 supplemental pro forma from January 1, 2013 – December 31, 2013	$347,975	$33,913

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

The Company incurred approximately $0.8 million in pretax transaction costs directly related to the acquisition that were expensed and included in selling, general and administrative expenses in the consolidated statement of comprehensive income for the year ended December 31, 2013. The acquisition costs consisted primarily of legal, advisory, valuation and other consulting fees. The transaction has been accounted for using the acquisition method of accounting which requires, among other things, that all assets acquired and liabilities assumed from acquisitions be recognized at their fair values as of the acquisition date. Any excess of the purchase price over the fair values of the net assets acquired are recorded as goodwill.

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

NOTE 4. PLANT CLOSURE

In December 2013, the Company effectively closed its menhaden fish processing plant located in Cameron, Louisiana and re-deployed certain vessels from that facility to the Company’s other Gulf Coast facilities located in Abbeville, Louisiana and Moss Point, Mississippi. In conjunction with the closure, the following charges were incurred in the Company’s consolidated statements of comprehensive income during 2014 and 2013:

	2014	2013
	(in thousands)
Impairment and relocation of property, plant and equipment	$3,126	$4,796
Write-off material and supplies inventory	53	97
Employee severance costs	387	345
Estimated decommissioning costs	—	250
Other ongoing closure costs not attributable to future production	3,492	1,109
Total loss related to plant closure	$7,058	$6,597

In addition to the above recognized losses, the Company expects that it may have additional losses related to ongoing costs not attributable to future production such as clean-up and disassembly.

NOTE 5. RECEIVABLES, NET

Receivables as of December 31, 2014 and 2013 are summarized as follows:

	2014	2013
	(in thousands)
Trade	$29,534	$18,689
Insurance	1,711	1,806
Income tax	5,442	714
Other	370	310
Total accounts receivable	37,057	21,519
Less allowance for doubtful accounts	(436)	(379)
Receivables, net	$36,621	$21,140

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 6. INVENTORY

The major classes of inventory as of December 31, 2014 and 2013 are summarized as follows:

	2014	2013
	(in thousands)
Fish meal	$28,400	$30,119
Fish oil	19,300	41,081
Fish solubles	683	2,599
Nutraceutical products	4,635	3,650
Bioriginal products	26,219	—
Dairy protein products	2,783	1,355
Unallocated inventory cost pool (including off-season costs)	6,854	6,655
Other materials and supplies	8,639	8,880
Total inventory	$97,513	$94,339

Inventory at December 31, 2014 and 2013 is stated at the lower of cost or market. The elements of December 31, 2014 unallocated inventory cost pool include Omega Protein’s plant and vessel related labor, utilities, rent, repairs and depreciation, to be allocated to inventories produced through the 2015 fishing season.

NOTE 7. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of December 31, 2014 and 2013 are summarized below:

	2014	2013
	(in thousands)
Prepaid insurance	$2,322	$2,422
Product deposits	998	—
Selling expenses	156	869
Fair market value of energy swaps, current portion	—	275
Whey process filters	60	38
Leases	168	53
Other prepaid expenses	1,232	258
Total prepaid expenses and other current assets	$4,936	$3,915

Amounts included in prepaid expenses and other current assets consist primarily of prepaid operating expenses including insurance, rents, and selling expenses. Energy swap assets are valued at each reporting date at their fair value (see Note 18 – Fair Value Disclosures for additional information). Prepaid selling expenses are expensed in those periods in which the related revenue is recognized.

NOTE 8. OTHER ASSETS

Other assets as of December 31, 2014 and 2013 are summarized as follows:

	2014	2013
	(in thousands)
Fish nets, net of accumulated amortization of $2,694 and $2,610	$1,195	$1,517
Insurance receivable	498	3,048
Title XI debt issuance costs	246	272
Other debt issuance costs	264	299
Deposits and other	106	98
Total other assets, net	$2,309	$5,234

Amortization expense for fishing nets amounted to approximately $1.3 million, $1.4 million, and $1.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

As of December 31, 2014 and 2013, the insurance receivable of $0.5 million and $3.0 million, respectively, primarily relates to Jones Act claims for employees aboard its vessels. This estimated amount is recorded gross of estimated claims which may be due to claimants and is included in accrued insurance liabilities.

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

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 9. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of December 31, 2014 and 2013 are summarized as follows:

	2014	2013
	(in thousands)
Land	$9,326	$7,457
Plant assets	188,498	159,337
Fishing vessels	111,379	101,745
Furniture and fixtures	7,792	7,091
Construction in progress	15,893	16,846
Total property and equipment	332,888	292,476
Less accumulated depreciation and impairment	(162,956)	(148,363)
Property, plant and equipment, net	$169,932	$144,113

Depreciation expense for 2014, 2013 and 2012 was $19.5 million, $18.9 million and $16.3 million, respectively.

The Company capitalizes interest as part of the acquisition cost of a qualifying asset. Interest is capitalized only during the period of time required to complete and prepare the asset for its intended use. For 2014, 2013 and 2012, the Company capitalized interest of approximately $0.6 million, $0.3 million and $0.8 million, respectively.

In December 2013, the Company closed its Cameron, Louisiana menhaden processing plant and re-deployed some of its harvesting and processing assets to the three remaining menhaden processing plants. As a result of the closure, the Company recognized an impairment of its fixed assets that it does not plan to use in future operations of $0 and $4.8 million as of December 31, 2014 and 2013, respectively. For more information see Note 4 – Plant Closure.

NOTE 10. GOODWILL AND OTHER INTANGIBLE ASSETS

The Company completed its annual impairment testing of goodwill and other indefinitely lived intangible assets for 1) InCon and Cyvex, as a single reporting unit, and 2) WSP for 2014.  As of December 31, 2014, the carrying value of InCon and Cyvex’s trade secrets and goodwill exceeded its calculated fair values by $0.6 million and $4.1 million, respectively, due primarily to recent operating results and Company revising its forward looking cash flow forecast associated with this reporting unit. Fair value was determined by utilizing market and income approaches. As a result, a $4.7 million impairment expense was recognized during the year ended December 31, 2014. Key assumptions in the fair value calculation include future fish oil and nutraceutical sales volumes and prices, tolling, the portion of sales attributable to trade secrets, production costs and the discount rate.

As of December 31, 2014, the calculated fair value of WSP’s trade secrets exceeds its $1.1 million carrying value by 100% or more. The calculated fair value of goodwill exceeds its carrying values by less than 1%. Key assumptions in the fair value calculation include dairy protein product sales volumes and prices, the portion of sales attributable to the brand name, the cost of availability of raw materials and the discount rate.

It should be noted that the assessments of goodwill and indefinitely lived intangible assets are based on assumptions that require speculation and are highly subjective given the early stage and transitional nature of the businesses. The Company’s annual quantitative tests have assumed increasing cash flows over the next several years, based on anticipated sales growth and improved profitability. Considering the level of sensitivity with respect to the key assumptions, if future cash flow expectations decline sufficiently, the estimated fair values would be reduced and could potentially result in a material impairment in a subsequent period.

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

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

All of the Company’s goodwill and other intangible assets are the result of acquisitions in the human nutrition segment. The following tables summarize the changes in the carrying amount of goodwill resulting from the Company’s acquisitions of Biorginal, WSP, Cyvex and InCon (in thousands):

	Bioriginal	WSP	Cyvex and Incon		Total
January 1, 2013	$—	—	7,986		$7,986
Acquisitions	—	11,614	—		11,614
December 31, 2013	$—	11,614	7,986		$19,600
Acquisitions	27,462	—	—		27,462
Impairment	—	—	(4,144)	(1)	(4,144)
Foreign currency translation adjustment	(417)	—	—		(417)
December 31, 2014	$27,045	11,614	3,842		$42,501

(1)	The 2014 goodwill impairment charge represents the cumulative goodwill impairment charge for this reporting unit.

The following table summarizes the Company’s intangible assets (dollars in thousands):

	December 31, 2014	December 31, 2013	Weighted Average Life (years)
Carrying value of intangible assets subject to amortization:
Customer relationships and non-competes	$19,625	$6,565
Foreign currency translation adjustment	(191)	—
Less accumulated amortization	(2,344)	(1,248)	10
Total intangible assets subject to amortization, net	$17,090	$5,317
Indefinite life intangible assets – trade names/secrets and other	5,912	2,615
Total intangible assets	$23,002	$7,932

Amortization expense of the Company’s intangible assets for the year ended December 31, 2014 and 2013 was approximately $1.1 million and $0.6 million, respectively. Estimated future amortization expense related to intangible assets is as follows (in thousands):

2015	1,971
2016	1,971
2017	1,971
2018	1,971
Thereafter	9,206
Total estimated future amortization expense	$17,090

NOTE 11. NOTES PAYABLE AND LONG-TERM DEBT

At December 31, 2014 and 2013, the Company's long-term debt consisted of the following:

	December 31,	December 31,
	2014	2013
	(in thousands)
U.S. government guaranteed obligations (Title XI loans) collateralized by a first lien on certain vessels and certain plant assets:
Amounts due in installments through 2025, interest from 5.7% to 7.0%	$21,111	$24,211
Amounts due in installments through 2014, interest at Eurodollar rates plus 0.5% (0.7% at December 31, 2013)	—	31
Amounts due on Loan Agreement in March 2017, interest at LIBOR plus an applicable rate (1.84% at December 31, 2014)	2,000	—
ING Commercial Finance B.V., interest at EURIBOR plus an applicable rate (1.76% at December 31, 2014)	2,367	—
HSBC credit facility, matures March 2019, interest at HSBC prime rate plus an applicable rate (4.5% at December 31, 2014)	9,749	—
Total debt	35,227	24,242
Less current maturities	(14,741)	(3,112)
Long-term debt	$20,486	$21,130

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Title XI loans are secured by certain liens on the Company’s fishing vessels and mortgages on the Company’s Reedville, Virginia and Abbeville, Louisiana plants.

In June 2011, pursuant to the Title XI program, the United States Department of Commerce Fisheries Finance Program (the “FFP”) approved a financing application made by the Company in the amount of $10.0 million (the “Approval Letter”) which expires on June 20, 2016. To date, the Company has not borrowed any amounts under the Approval Letter and its ability to do so has been adversely affected by an EPA notice that the Company’s Omega Protein subsidiary is ineligible, as a result of its previous convictions under the Clean Water Act, for receipt of government contracts or benefits in certain cases. See “Item 1A. Risk Factors” for further detail on this EPA notice. As of December 31, 2014, the Company had approximately $21.1 million of borrowings outstanding under Title XI and was in compliance with all of the covenants contained therein.

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

All obligations of the Company under the Loan Agreement are secured by a first and superior lien (subject to Permitted Liens, as defined in the Loan Agreement) against any and all assets of the Company (other than the assets of Bioriginal and certain excluded property, including property pledged to secure federal FFP loans).

The Loan Agreement requires the Company to comply with various affirmative and negative covenants affecting the Company’s businesses and operations. In addition, the Loan Agreement requires the Company to comply with the following financial covenants:

●

The Company is required to maintain on a consolidated basis Tangible Net Worth equal to at least the sum of the following: (a) $150,000,000, plus (b) 50% of net income (if positive, with no deduction for losses) earned in each quarterly accounting period commencing after June 30, 2011, plus (c) 100% of the net proceeds from any Equity Interests (as defined in the Loan Agreement) issued after the date of the Loan Agreement, plus (d) 100% of any increase in stockholders’ equity resulting from the conversion of debt securities to Equity Interests after the closing date of the Loan Agreement.

●	The Company is required to maintain on a consolidated basis an Asset Coverage Ratio (as defined in the Loan Agreement) of at least 2.50 to 1.00.

●	The Company is required to maintain a positive Adjusted Profitability (as defined in the Loan Agreement), measured on a trailing four quarters basis.

All Loans and all other obligations outstanding under the Loan Agreement are payable in full on March 21, 2017. As of December 31, 2014 and 2013, the Company had $2.0 million and $0, respectively, outstanding under the Loan Agreement and approximately $3.5 million in letters of credit. As of December 31, 2014, the Company was in compliance with all financial covenants under the Loan Agreement. The Company has no off-balance sheet arrangements other than normal operating leases and standby letters of credit.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On June 6, 2010, Bioriginal Europe entered into a credit facility with ING Bank N.V. which provides borrowings up to 250,000 Euro.  Under the credit facility, interest is paid at 2.97% plus the EURIBOR rate (currently 2.98%) and is secured by Bioriginal Europe’s equipment.  The credit facility contains cross default provisions and other covenants.   As of December 31, 2014, $0 was outstanding under this credit facility.

On March 31, 2012, Bioriginal Europe entered into a credit facility with ING Commercial Finance B.V. which provides borrowings up to an amount based on accounts receivable and inventory balances, and matures on March 31, 2015.  Advances are repayable on demand and bear interest payable monthly at 1.75% + EURIBOR (currently 1.76%).  The credit facility is secured by accounts receivable and inventory of Bioriginal Europe to a maximum of 85% of accounts receivable and 60% of inventory.  The credit facility contains cross default provisions and other covenants.  As of December 31, 2014, $2.4 million was outstanding under this credit facility, which is included in current maturities.

On April 15, 2014, Bioriginal Canada entered into a credit facility with HSBC Bank of Canada (the “Bioriginal Credit Facility”) which provides borrowings up to $20.0 million Canadian dollars and matures on March 15, 2019, subject to HSBC’s right to terminate the facility in its sole discretion. Under the Bioriginal Credit Facility, Bioriginal Canada has an operating line of credit for which interest is paid at HSBC prime rate plus 1.25% (currently 4.5%) and is secured by Bioriginal Canada’s accounts receivable and inventory to a maximum of $17.0 million Canadian dollars and is payable on demand. Additionally, there is a separate maximum of $4.2 million related to letters of credit. At September 30, 2014 Bioriginal has issued $4.2 million in letters of credit in support of product purchases from a foreign supplier. Generally these letters of credit are insured by Export Development Canada and are not considered to be drawn under this credit facility. As of December 31, 2014, $9.7 million was outstanding under these subsections of the credit facility, which is included in current maturities.

The Bioriginal Credit Facility requires Bioriginal to comply with various affirmative and negative covenants affecting Bioriginal’s businesses and operations. In addition, the Bioriginal Credit Facility requires Bioriginal to comply with the following financial covenants:

●	Bioriginal may not permit its ratio of Funded Debt to EBITDA to at any time exceed 3.0 to 1;

●	Bioriginal may not permit its Current Ratio at any time to be less than 1.30 to 1;

●	Bioriginal may not permit its ratio of Debt Service Coverage to be less than 1.25 to 1 to be tested only at each year end based on audited financial statements of Bioriginal;

●	Bioriginal may not make capital expenditures aggregating in any one year in excess of $500,000 Canadian dollars, which amount shall not be cumulative from year to year; and

●	Bioriginal may not declare or pay any dividends if the Funded Debt EBITDA is greater than 2.0 to 1.

Annual Maturities

The annual maturities of long-term debt for the five years ending December 31, 2019 and thereafter are as follows (in thousands):

2015	2016	2017	2018	2019	Thereafter
$14,741	$2,800	$4,789	$2,968	$2,590	$7,339

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 12. RECONCILIATION OF BASIC AND DILUTED PER SHARE DATA (in thousands except per share data)

For the Years Ended December 31:	2014		2013		2012
Allocation of earnings:
Net income	$18,461		$30,515		$4,063
Income allocated to participating securities	(525)		(687)		(49)
Income allocated to common shares outstanding	$17,936		$29,828		$4,014

Weighted average common shares outstanding	20,562		19,913		19,420

Basic earnings per share		0.87		1.50		0.21

Stock options assumed exercised	606		721		454
Weighted average diluted common shares and potential common share equivalents outstanding	21,168		20,634		19,874

Diluted earnings per share		0.85		1.45		0.20

Options to purchase the following number of shares of common stock (in thousands) were outstanding during the year ended December 31, but were excluded from the computation of diluted earnings per share because the adjusted exercise prices of the options based upon the assumed proceeds were greater than the average market price of the shares during that year.

2014	2013	2012
125	130	811

NOTE 13. INCOME TAXES

The Company’s provision for income taxes consisted of the following:

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Current:
State	$756	$1,265	$453
U.S.	6,029	11,031	4,288
Foreign	188	—	—
Deferred:
State	358	227	294
U.S.	4,452	2,941	1,860
Foreign	(37)	—	—
Provision (benefit) for income taxes	$11,746	$15,464	$6,895

As of December 31, 2014, for state income tax purposes, the Company had $9.4 million in net operating losses expiring in 2015 through 2024.

The following table reconciles the income tax provisions computed using the U.S. statutory rate of 35% for 2014, 2013 and 2012 to the provisions reflected in the financial statements.

	Years Ended December 31,
	2014	2013	2012
	(in thousands)

Taxes at statutory rate	$10,569	$16,097	$3,835
Non-deductible expenses	94	145	163
Qualified production activities deduction	(403)	(1,334)	(193)
Non-deductible acquisition costs	809	—	—
Officer Compensation	382	—	—
Charges related to U.S. Attorney investigation	—	—	2,625
Tax impact of foreign earnings	2	—	—
State taxes, net of federal benefit	761	969	485
Impact of federal tax credits	(147)	(85)	—
Change in deferred tax asset valuation allowance	(33)	(77)	(55)
Other	(288)	(251)	35
Provision (benefit) for income taxes	$11,746	$15,464	$6,895

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Temporary differences and tax credit carryforwards that gave rise to significant portions of deferred tax assets and liabilities as of December 31, 2014 and 2013 are as follows:

	2014	2013
	(in thousands)
Deferred tax assets:
Assets and accruals not yet deductible	$4,911	$4,369
Equity based compensation	2,972	3,429
Equity in loss of unconsolidated affiliates	125	125
Net operating loss carryforward	103	—
Tax credit carryforward	—	225
Pension liability	4,478	3,716
State income tax	456	492
Valuation allowance	(326)	(584)
Total deferred tax assets	12,719	11,772

Deferred tax liabilities:
Property and equipment	(25,647)	(21,844)
Intangible assets	(3,078)	(590)
Pension and other retirement benefits	(2,597)	(1,350)
Assets currently deductible	(5,475)	(6,277)
Total deferred tax liabilities	(36,797)	(30,061)
Net deferred tax liability	$(24,078)	$(18,289)

Deferred income tax asset (liability) current	$1,871	$1,062
Deferred income tax asset (liability) non-current	(25,949)	(19,351)
Net deferred tax liability	$(24,078)	$(18,289)

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2013. The Company is not currently under examination by the Internal Revenue Service, the various states or foreign jurisdictions.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, as presented in “Other long-term liabilities” on the balance sheet, is as follows:

	2014	2013	2012
	(in thousands)
Balance at January 1,	$1,572	$1,514	$1,513
Additions for tax positions of prior years	6	58	37
Reductions for tax positions of prior years	(174)	—	(36)
Balance at December 31,	$1,404	$1,572	$1,514

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Included in the balances at December 31, 2014, 2013 and 2012 are $1.4 million, $1.6 million and $1.5 million, respectively, of tax positions for which the ultimate deductibility is uncertain. The final settlement of these uncertain positions could positively or negatively impact the effective tax rate in the period settled. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not materially affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company recorded an accrual for payment of $12,000 in interest and $43,000 in penalties at December 31, 2014. The Company recorded an accrual for payment of $81,000 in interest and $26,000 in penalties at December 31, 2013. The Company recorded an accrual for payment of $53,000 in interest and a reversal of $2,000 in penalties at December 31, 2012.

NOTE 14. ACCRUED LIABILITIES

Accrued liabilities as of December 31, 2014 and 2013 are summarized as follows:

	December 31,	December 31,
	2014	2013
	(in thousands)
Insurance	$5,998	$7,222
Reserve for plant closure costs	456	595
Salary and benefits	7,273	9,423
Trade creditors	5,045	5,100
Taxes, other than income tax	222	64
Income tax	—	4,132
Energy swap liability, current portion	2,568	—
Deferred revenue	1,400	2,362
Accrued interest	246	200
Other	8	47
Total accrued liabilities	$23,216	$29,145

As of December 31, 2014 and 2013, deferred revenue was $1.4 million and $2.4 million, respectively, representing payments primarily received from international customers related to revenues which were not recognized until the subsequent period due to revenue recognition criteria.

NOTE 15. BENEFIT PLANS

Defined Contribution Plan

All qualified employees of the Company are covered under the Omega Protein 401(k) Savings and Retirement Plan (the “Plan”) as of December 31, 2014. WSP’s 401(k) plan was incorporated into the Plan as of May 1, 2013. The Company’s matching contributions to the Plan were approximately $1.2 million, $1.2 million, and $1.1 million during 2014, 2013, and 2012, respectively.

Employees of Bioriginal are covered under a separate defined contribution plan. From the date the Company acquired Bioriginal until December 31, 2014, Bioriginal made matching contributions of $0.1 million to its plan.

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

Amounts listed as pension benefits adjustment under the caption “Comprehensive Income (loss)” on the Consolidated Statements of Stockholders’ Equity of $(1.4) million, $3.6 million and $0.3 million for 2014, 2013 and 2012, respectively, represent the change, net of tax, in the portion of the additional pension liability recorded under “Accumulated Other Comprehensive Loss” on the Consolidated Balance Sheet. During 2015, the Company expects total net periodic benefit cost to be approximately $1.0 million. The amounts in accumulated other comprehensive loss that are expected to be recognized as a component of net periodic benefit cost during the 2015 year are as follows (in thousands):

Net Actuarial Loss	$1,200
Prior Service Cost	$0

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

	Years Ended December 31,
	2014	2013
	(in thousands)

Accumulated Benefit Obligations	$27,068	$25,945

Change in Benefit Obligation
Benefit Obligation at beginning of year	$25,945	$29,202
Service Cost	—	—
Interest Cost	1,093	991
Plan Amendments	—	—
Actuarial (Gain) Loss	2,776	(2,288)
Benefits Paid	(2,746)	(1,960)
Benefit Obligation at end of year	$27,068	$25,945

Change in Plan Assets
Plan Assets at Fair Value at beginning of year	$21,828	$19,376
Actual Return on Plan Assets	871	2,663
Company Contributions	1,740	1,749
Benefits Paid	(2,746)	(1,960)
Plan Assets at Fair Value at end of year	$21,693	$21,828

Funded Status of the Plan	$(5,375)	$(4,117)

Additional Amounts Recognized in the Statement of Financial Position:
Long-term Liabilities	$(5,375)	$(4,117)

Amounts Recognized in Accumulated Other Comprehensive Loss:
Net Actuarial (Loss) Gain, net of tax	$(7,804)	$(6,387)

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Loss:
Net Actuarial (Loss) Gain, net of tax	$(2,010)	$2,550
Reversal of Amortization Item:
Amortization of Net Loss, net of tax	593	1,015
Total Recognized in Other Comprehensive Loss, net of tax	$(1,417)	$3,565

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

As a result of the annual review of assumptions, the Company’s 2015 expected return on plan assets is 7.25%, consistent with 2014, and the discount rate decreased from 4.36% to 3.51%. The discount rate selected by the Company is consistent with general movements in interest rates. Additionally, the Company performed a yield curve analysis which concluded that when the Citigroup Yield Curve is applied to the Plan, it produces a discount rate of 3.51% and the selected discount rate is equal to the yield curve analysis.

	Years Ended December 31,
	2014	2013
Assumptions

Weighted average assumptions used to determine benefit obligations at end of year
Discount Rate	3.51%	4.36%
Long-Term Rate of Return	7.25%	7.25%
Salary Scale up to age 50	N/A	N/A
Salary Scale over age 50	N/A	N/A

	Years Ended December 31,
	2014	2013	2012
Weighted average assumptions used to determine net periodic benefit cost at beginning of year
Discount Rate	4.36%	3.47%	4.01%
Long-Term Rate of Return	7.25%	7.25%	7.25%
Salary Scale up to age 50	N/A	N/A	N/A
Salary Scale over age 50	N/A	N/A	N/A

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Components of net periodic benefit cost:
Service cost	$—	$—	$—
Interest cost	1,093	990	1,095
Expected return on plan assets	(1,194)	(1,027)	(1,303)
Amortization of net loss	914	1,561	1,517

Net periodic benefit cost	$813	$1,524	$1,309

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Plan Assets

The Company’s pension plan weighted-average asset allocations at December 31, 2014 and 2013, by asset category are as follows:

	Plan Assets at
	December 31,
Asset Category	2014		2013
	Actual	Target (1)	Actual	Target (1)

Equity	64.5%	60.0%	64.5%	60.0%
Debt securities	35.5	40.0	35.5	40.0
Other	—	—	—	—
Total	100.0%	100.0%	100.0%	100.0%

(1) Target is subject to ranges that include the actual allocations.

The fair values of the Company’s pension plan assets by major category are presented below. The fair value of the Company’s plan assets are estimated based on quoted prices for similar instruments in active markets and therefore are categorized, except as noted, as Level 2 of the fair value hierarchy. See Note 18 - Fair Value Disclosures for additional information related to fair value measurements and disclosures.

	Fair Value of Plan Assets at
	December 31, Fair Value Measurements Using Level 2 (in thousands) (except as noted)
Asset Category	2014		2013

Equity Securities
Large-Cap Growth	$4,535		$4,833
Large Company Value	1,601		2,031
Mid-Cap Growth	893		897
Mid-Cap Value	700		915
Small Company Growth	692		873
Small Company Value	875		912
International	3,559	*	2,604	*
REIT	1,139		1,016
Fixed Income Securities
U.S. Treasuries	1,202		2,525
U.S. Govt. Agencies	1,002		2,003
Corporate bonds	4,241		2,077
International fixed income	—		220
Asset-backed securities	490		608
Mortgage-backed securities	290		314
Cash Equivalents	474		—
Total	$21,693		$21,828

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

Equity securities do not include any of the Company’s common stock at December 31, 2014 and 2013, respectively.

Projected Benefit Payments for the years ending December 31, 2015 – 2024

(in thousands)

2015	2016	2017	2018	2019	2020-2024
$1,768	$1,783	$1,782	$1,791	$1,806	$8,878

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Expected Contributions during 2015

The Company expects to make contributions of $1.2 million to the pension plan in 2015.

Stock Incentive Plans

On June 27, 2000, the 1998 Incentive Plan and the Director Plan were amended and restated in their entirety and renamed the 2000 Long-Term Incentive Plan (“2000 Incentive Plan”), and the 2000 Incentive Plan was approved by the Company’s stockholders. Under the 2000 Incentive Plan, the Company is authorized to issue shares of Common Stock pursuant to “Awards” granted in various forms, including incentive stock options (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended), non-qualified stock options and other similar stock-based Awards. The substantive changes from the 1998 Incentive Plan and the Directors Plan in the amendment and restatement of the 2000 Incentive Plan were (a) the 2000 Incentive Plan allows annual option grant awards of 10,000 shares to each non-employee Director and (b) the 2000 Incentive Plan allows for the aggregate number of option shares available for issuance under the plan to equal 25% of the number of shares of common stock outstanding at any time with an absolute maximum of no more than 15 million shares available for awards at any time. Reference is made to the Company’s 2000 proxy statement for a complete summary of all the differences among the three plans.

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

Stock-Based Compensation

Stock Options

Net income for the years ended December 31, 2014, 2013 and 2012 includes $0 million, $0.6 million and $3.1 million ($0 million, $0.4 million and $2.0 million after-tax), respectively, of stock-based compensation costs related to stock options which are primarily included in selling, general and administrative expenses in the consolidated statement of comprehensive income. As of December 31, 2014, there was $0 of unrecognized compensation costs related to non-vested stock options.

A summary of option activity under the plans for years 2014, 2013 and 2012 is as follows (options in thousands):

	2014		2013		2012
	Number of	Weighted	Number of	Weighted	Number of	Weighted
	Shares	Average	Shares	Average	Shares	Average
	Underlying	Exercise	Underlying	Exercise	Underlying	Exercise
	Options	Prices	Options	Prices	Options	Prices
Outstanding at beginning of year	1,786	$6.89	2,652	$6.19	2,776	$6.12
Granted	—	—	—	—	98	$6.80
Exercised	(427)	$5.26	(859)	$4.67	(92)	$4.46
Expired	(10)	$9.32	—	—	—	—
Forfeited	—	—	(7)	$12.81	(130)	$6.42
Outstanding at end of year	1,349	$7.39	1,786	$6.89	2,652	$6.19
Exercisable at end of year	1,349	$7.39	1,786	$6.89	2,206	$6.31
Weighted-average fair value of options granted		—		—		$3.76

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Aggregate Intrinsic Value
	2014	2013	2012
	(in thousands)
Options outstanding as of December 31	$4,665	$9,814	$2,045
Options exercisable as of December 31	$4,665	$9,814	$1,660
Options exercised during the year	$4,050	$5,430	$224

The following table further describes the Company’s stock options outstanding as of December 31, 2014 (options in thousands).

	Options Outstanding and Exercisable
Range of Exercise Prices	Options Outstanding at 12/31/2014	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Prices
$2.22 to $4.70	96	5.1	$4.57
$4.71 to $6.00	30	3.4	$5.10
$6.01 to $7.55	1,074	5.9	$6.97
$7.56 to $10.58	24	5.3	$8.10
$10.59 to $15.88	125	4.9	$13.56
	1,349

The fair value of the Company’s stock options is the estimated present value at grant date using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended December 31, 2012: expected dividend yield of 0%; weighted-average volatility of 65.7%; risk-free interest rate of 0.86%; and an expected term of 5 to 6 years. The expected dividend yield is based on the Company’s annual dividend payout at grant date. Expected volatility is based on the historical volatility of the Company’s stock for a period approximating the expected life. The risk-free interest rate is based on the U.S. treasury yield in effect at the time of grant and has a term equal to the expected life. The expected term of the options represents the period of time the options are expected to be outstanding.

Restricted Stock

The Company has issued shares of restricted stock under the 2006 Incentive Plan. Shares of restricted stock have generally vested on the third anniversary of the grant date or in equal installments over three years except for shares of restricted stock granted to non-employee directors which vest six months after the grant date. Non-vested shares are generally forfeited upon the termination of employment or service as a director. Holders of shares of restricted stock are entitled to all rights of a stockholder of the Company, including the right to vote the shares and receive any dividends or other distributions. The non-vested shares are considered participating securities and the Company has calculated earnings per share using the two-class method. See Note 12 – Reconciliation of Basic and Diluted Per Share Data.

Net income for the years ended December 31, 2014, 2013 and 2012 includes $2.0 million, $1.4 million and $0.6 million ($1.3 million, $0.9 million and $0.4 million after-tax), respectively, of stock-based compensation costs related to restricted stock which are primarily included in selling, general and administrative expenses in the consolidated statement of comprehensive income. As of December 31, 2014, there was approximately $4.3 million ($2.8 million after tax) of unrecognized compensation cost related to non-vested restricted shares that is expected to be recognized over a weighted-average period of 1.65 years. Based on restricted stock issued as of December 31, 2014, share-based compensation expense for fiscal year 2015 is expected to be approximately $2.0 million ($1.3 million after tax).

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table shows restricted stock granted under the 2006 Long-Term Incentive Plan to the Company’s employees and non-employee directors for the year ended December 31, 2014:

Date of Restricted		Grant Date
Stock Award		Fair Value	Restricted Shares Granted	Date(s) of Vesting
February 6, 2014		$10.36	92,545	February 6, 2015, 2016, 2017
June 28, 2014		$13.81	25,340	December 19, 2014
September 5, 2014	(a)	$14.83	238,377	September 5, 2017
			356,262

(a)	In connection with the acquisition of Bioriginal, the Company issued shares of restricted common stock.

A summary of the Company’s non-vested restricted stock activity is presented below.

	2014 (in shares)	Wgt. Avg. Grant Date Fair Value
Outstanding at beginning of year	478,734	$7.36
Granted	356,262	$13.60
Vested	(254,074)	$8.79
Forfeited	—	—
Outstanding at end of year	580,922	$10.56

The aggregate intrinsic value of the Company’s outstanding non-vested restricted stock at December 31, 2014 and 2013 was $6.1 million and $6.0 million, respectively. 255,850 shares of the Company’s restricted shares outstanding at December 31, 2014 are expected to vest during the year 2015.

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

The Company’s compensation expense related to performance units was approximately $0.3 million for the year ended December 31, 2014, which is primarily reflected in selling, general and administrative expenses in the consolidated statement of comprehensive income. As of December 31, 2014, there was approximately $0.8 million of unrecognized compensation cost related to performance units that is expected to be recognized over the next 2.0 years, of which $0.4 million of compensation expense is expected to be recognized during the year 2015.

NOTE 16. COMMITMENTS AND CONTINGENCIES

Operating Lease Payable

The Company has noncancellable operating leases, primarily for land and building, that expire over one to seven years.

Future minimum payments under non-cancelable operating lease obligations for the five years ending December 31, 2019 and thereafter are as follows (in thousands):

2015	2016	2017	2018	2019	Thereafter
$3,053	$2,634	$2,677	$2,528	$1,944	$1,933

Rental expense for long-term operating leases was $3.1 million, $2.7 million and $2.4 million in 2014, 2013 and 2012, respectively.

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

In addition to the acquisition date cash purchase price and restricted stock, the Management Sellers may also earn additional amounts based on the annual adjusted EBITDA of Bioriginal’s business during each of the calendar years 2014 through 2016. If the adjusted EBITDA meets or exceeds agreed upon targets for the calendar year, the payout ranging from $1.2 million Canadian dollars to $2.9 million Canadian dollars will be earned, subject to certain forfeitures based on termination of Management Sellers’ employment. The maximum total payment for all three years is $8.8 million Canadian dollars.

The earn-out payments in Canadian dollars, if any, will be estimated on a quarterly basis and paid in September 2017. The Company will record the estimated contractual obligation as compensation expense during each year as it is deemed probable that such amount will be payable. For the year ended December 31, 2014, the Company recorded a $0.4 million liability related to this provision of the agreement. The Company expects that the threshold for a $1.2 million Canadian payment was achieved for 2014.

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

The annual earn-out payments, if any, will be estimated on a quarterly basis and paid subsequent to year end. The Company will record the estimated contractual obligation as compensation expense during each year as it is deemed probable that such amount will be payable. In addition, the earn-out payments are subject to certain reductions associated with future InCon capital expenditures and forfeitures based on termination of employment of a Seller. For the years ended December 31, 2014, 2013 and 2012, the Company has not recorded an annual earn-out estimate.

Legal Contingencies

The Company was named in a lawsuit filed in federal court in the Southern District of Mississippi in connection with the death of an employee at the Company’s Moss Point, Mississippi plant in April 2012. The lawsuit was dismissed with prejudice by the court in September 2014, and the Company later settled the lawsuit and any possible appeal of the court’s ruling on confidential terms that were not material to the Company’s business, financial condition or results of operations.

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

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

In June 2013, the Company’s subsidiary, Omega Protein, resolved both the U.S. Coast Guard and EPA investigations by entering into a plea agreement with the United States Attorney’s Office for the Eastern District of Virginia. Pursuant to terms of the plea agreement, the Company’s subsidiary pled guilty to two Clean Water Act violations. The plea agreement required the subsidiary to pay a $5.5 million fine, be placed on a three year term of probation, and implement an environmental compliance program. In addition to the $5.5 million fine, the subsidiary was required to make a $2.0 million contribution to the National Fish and Wildlife Foundation to fund projects in Virginia related to the protection of the environmental health of the Chesapeake Bay. The plea agreement was approved by the U.S. District Court for the Eastern District of Virginia in June 2013 and the subsidiary paid both the $5.5 million fine and the $2.0 million contribution in July 2013. Omega Protein will be on probation until June 2016, unless the probation period is terminated earlier by the court. The Company recorded charges related to the investigation of $8.0 million for the year ended 2012.

In 2013, Omega Protein requested an equivalency determination from the U.S. Coast Guard for its Gulf of Mexico fleet regarding the use of certain vessel equipment required for “ocean-going vessels” (as defined by Coast Guard regulations) that operate beyond the 12 nautical mile limit. In April 2013 the Coast Guard granted Omega Protein a partial waiver for its 2013 fishing season that allowed Omega Protein to travel, but not fish, outside 12 nautical miles of shore. In January 2014, the Coast Guard granted Omega Protein’s request to utilize alternate and enhanced management procedures to satisfy the Coast Guard’s required vessel equipment, subject to certain restrictions. The Coast Guard also granted Omega Protein a 12 month waiver from the equipment requirements to allow the Company sufficient time to implement these alternate measures and also allowed fishing beyond the 12 nautical mile limit for a 12 month period, subject to certain restrictions. The Company implemented these alternate measures prior to the 2015 fishing season.

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

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 17. INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

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

The tables below present information about reported segments for 2014, 2013 and 2012 (in thousands). It should be noted that all cash and cash equivalent balances have been included in the identifiable assets of the unallocated segment.

2014	Animal Nutrition	Human Nutrition(1)	Unallocated	Total
Revenue (2)	$243,797	$64,838	$—	$308,635
Cost of sales	171,146	59,872	—	231,018
Gross profit	72,651	4,966	—	77,617
Selling, general and administrative expenses (including research and development)	2,249	11,148	20,396	33,793
Loss related to plant closure	7,058	—	—	7,058
Impairment of goodwill and other intangible assets	—	4,718	—	4,718
Other (gains) and losses	265	197	—	462
Operating income (loss)	$63,079	$(11,097)	$(20,396)	$31,586
Depreciation and amortization	$17,338	$4,070	$609	$22,017
Identifiable assets	$211,283	$166,619	$2,213	$380,115
Capital expenditures	$19,125	$22,949	$2,049	$44,123

(1) Includes revenues and related expenses for Bioriginal from September 5, 2014 through December 31, 2014.

(2) Excludes revenue from internal customers of $1.9 million for fish oil that was transferred from the animal nutrition segment to the human nutrition segment at cost.

2013	Animal Nutrition	Human Nutrition(3)	Unallocated	Total
Revenue (4)	$213,236	$31,057	$—	$244,293
Cost of sales	136,146	25,397	—	161,543
Gross profit	77,090	5,660	—	82,750
Selling, general and administrative expenses (including research and development)	2,744	6,959	17,997	27,700
Loss related to plant closure	6,597	—	—	6,597
Impairment of goodwill, other intangible assets and other	140	305	(5)	440
Operating income (loss)	$67,609	$(1,604)	$(17,992)	$48,013
Depreciation and amortization	$17,946	$2,369	$741	$21,056
Identifiable assets	$243,656	$52,442	$35,296	$331,394
Capital expenditures	$19,080	$5,350	$366	$24,796

(3) Includes revenues and related expenses for WSP from February 27, 2013 through December 31, 2013.

(4) Excludes revenue from internal customers of $1.3 million for fish oil that was transferred from the animal nutrition segment to the human nutrition segment at cost.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2012	Animal Nutrition	Human Nutrition	Unallocated	Total
Revenue (5)	$213,624	$22,015	$—	$235,639
Cost of sales	176,588	16,995	—	193,583
Gross profit	37,036	5,020	—	42,056
Selling, general and administrative expenses (including research and development)	2,564	3,795	17,587	23,946
Charges related to U.S. Attorney investigation	7,990	—	—	7,990
Other (gains) and losses	(2,635)	129	—	(2,506)
Operating income (loss)	$29,117	$1,096	$(17,587)	$12,626
Depreciation and amortization	$15,859	$1,315	$825	$17,999
Identifiable assets	$210,386	$27,032	$57,878	$295,296
Capital expenditures	$22,810	$1,759	$495	$25,064

(5) Excludes revenue from internal customers of $1.6 million for fish oil that was transferred from the animal nutrition segment to the human nutrition segment at cost.

A reconciliation of total segment operating income to total earnings from operations before income taxes for the years ended December 31, 2014, 2013, and 2012 is as follows (in thousands):

	Year ended December 31,
	2014	2013	2012
Operating income for reportable segments	$31,586	$48,013	$12,626
Interest income	20	18	32
Interest expense	(1,351)	(1,658)	(1,335)
Gain on foreign currency	262	—	—
Other expense, net	(310)	(394)	(365)
Income before income taxes	$30,207	$45,979	$10,958

Geographical and Other Information

The Company’s export sales were approximately $147 million, $120 million and $142 million in 2014, 2013 and 2012, respectively. Such sales were made primarily to Asian, European and Canadian markets. In 2014, 2013 and 2012, sales to the Company’s top customer were approximately $26.6 million, $22.7 million and $43.5 million, respectively. The top customer was ED and F Man Liquid Products for 2014, Nestle Purina Pet Care for 2013 and Hong Kong Ruiboer for 2012. In 2014, a second customer, Nestle Purina Pet Care, accounted for approximately $24.9 million of revenue.

The following table shows the geographical distribution of revenues (in millions) based on location of customers:

	Years Ended December 31,
	2014		2013		2012
	Revenues	Percent	Revenues	Percent	Revenues	Percent
U.S.	$161.8	52.4%	$123.9	50.7%	$93.8	39.8%
Mexico	1.9	0.6	1.3	0.5	0.9	0.4
Europe	69.5	22.5	31.5	12.9	18.6	7.9
Canada	16.1	5.2	11.6	4.8	13.2	5.6
Asia (1)	58.5	19.0	70.9	29.0	104.2	44.2
South & Central America	0.6	0.2	4.8	2.0	4.7	2.0
Other	0.2	0.1	0.3	0.1	0.2	0.1
Total	$308.6	100.0%	$244.3	100.0%	$235.6	100.0%

(1) Of this balance, China comprised approximately $35.9 million, $47.4 million and $89.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth the Company’s revenues by product (in millions) and the approximate percentage of total revenues represented thereby, for the indicated periods:

	Years Ended December 31,
	2014		2013		2012
	Revenues	Percent	Revenues	Percent	Revenues	Percent

Fish Meal	$147.1	47.7%	$142.5	58.3%	$160.7	68.2%
Fish Oil	70.8	22.9	43.8	18.0	27.6	11.7
Refined Fish Oil	22.2	7.2	22.7	9.3	17.8	7.6
Fish Solubles and Other	3.7	1.2	4.2	1.7	7.5	3.2
Dietary Supplement and Food Ingredients and Products	64.8	21.0	31.1	12.7	22.0	9.3
Total	$308.6	100.0%	$244.3	100.0%	$235.6	100.0%

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

The carrying amounts of cash and cash equivalents, accounts receivables, accounts payable and accrued expenses are the approximate fair value because of the short maturity of these items. For non-financial assets, such as goodwill, carrying values are compared to fair value on an annual basis as required by impairment standards and the carrying value is reduced when determined necessary as a result of impairment testing.

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

The carrying values and respective fair values of the Company’s long-term debt are presented below (in thousands). The fair value of the Company’s total debt is estimated based on the quoted market prices available to the Company for issuance of similar debt with similar terms at year end 2014.

	Years Ended December 31,
	2014	2013
Total Debt (Level 2):

Carrying Value	$35,227	$24,242

Estimated Fair Value	$36,851	$25,285

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables set forth by level within the fair value hierarchy the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2014 and 2013. As required by FASB ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	December 31, 2014
	Fair Value Measurements Using			Assets (Liabilities) at
	Level 1	Level 2	Level 3	Fair Value
Assets (Liabilities) (in thousands)
Energy swap	$—	$(3,288)	$—	$(3,288)
Total Assets (Liabilities)	$—	$(3,288)	$—	$(3,288)

	December 31, 2013
	Fair Value Measurements Using			Assets (Liabilities) at
	Level 1	Level 2	Level 3	Fair Value
Assets (Liabilities) (in thousands)
Energy swap	$—	$275	$—	$275
Total Assets (Liabilities)	$—	$275	$—	$275

The determination of the fair values above incorporates various factors required under FASB ASC 820-10. These factors include not only the credit standing of the counterparties involved and the impact of credit enhancements (such as cash deposits, letters of credit and priority interests), but also the impact of the Company’s nonperformance risk on its liabilities.

The fair value of the diesel, propane and natural gas energy swaps is derived from the underlying market price of similar instruments at a specific valuation date. The underlying market price for the diesel and natural gas swaps is based upon the NYMEX Futures Curve. The underlying market price for propane is based upon the Mont Belvieu Propane futures curve. These methods rely upon quoted prices for similar instruments in active markets. When such inputs have a significant impact on the measurement of fair value, the instrument is categorized in Level 2.

NOTE 19. QUARTERLY FINANCIAL DATA (UNAUDITED)

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

	Quarters Ended 2014
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
	(in thousands, except per share amounts)
Revenues (1)	$63,500	$71,913	$70,764	$102,458
Gross profit (1) (3)	20,493	20,424	14,178	22,522
Operating income (1) (4) (5)	12,346	10,752	1,799	6,689
Net income (1)	7,971	6,633	659	3,198
Earnings per share (2):
Basic	0.38	0.32	0.03	0.15
Diluted	0.37	0.31	0.03	0.14

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarters Ended 2013
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
	(in thousands, except per share amounts)
Revenues (1)	$48,923	$41,777	$87,620	$65,973
Gross profit (1) (3)	12,097	13,283	29,420	27,950
Operating income (1) (4)	4,723	6,690	21,921	14,679
Net income (1)	2,845	3,990	13,962	9,718
Earnings per share (2):
Basic	0.14	0.20	0.68	0.47
Diluted	0.14	0.19	0.66	0.45

(1)	Revenues, gross profit, operating income, and net income (loss) are rounded to thousands each quarter. Therefore, the sum of the quarterly amounts may not equal the annual amounts reported.

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

(4)

Included in the quarter ended December 31, 2013 expense is a $6.6 million charge related to the loss on the plant closure. For quarters ended March 31, June 30, September 30 and December 31, 2014 has $1.3 million, $2.6 million, $1.5 million and $1.6 million of expenses related to the loss on the plant closure.

(5)	Included in the quarter ended December 31, 2014 expense is a $4.7 million charge related to impairment of goodwill and other intangible assets.

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

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2014. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 based upon criteria set forth in 2013 in a report entitled “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment and those criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014. Management has excluded Bioriginal Food & Science Corp. from its assessment of internal control over financial reporting as of December 31, 2014 because it was acquired by the Company in a purchase business combination during 2014. Bioriginal Food & Science Corp. is a wholly-owned subsidiary whose total assets and total revenues represent 24.3% and 11.7%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2014.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein. (See Item 8. Financial Statements and Supplementary Data.)

(c) Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Pursuant to General Instruction G of Form 10-K, the information called for by Item 10 of Part III of Form 10-K is incorporated by reference to the information set forth in the Company’s definitive proxy statement relating to its 2015 Annual Meeting of Stockholders (the “2015 Proxy Statement”) to be filed pursuant to Regulation 14A under the Exchange Act, in response to Items 401, 405 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K under the Securities Act of 1933 and the Exchange Act (“Regulation S-K”). Reference is also made to the information appearing in Item 1 of Part I of this Annual Report on Form 10-K under the caption “Business and Properties—Executive Officers of the Registrant.”

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

Item 11.    Executive Compensation.

          Pursuant to General Instruction G of Form 10-K, the information called for by Item 11 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2015 Proxy Statement in response to Items 402 and 407(e)(4) and (e)(5) of Regulation S-K.

Item 12.   SecurityOwnership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Pursuant to General Instruction G of Form 10-K, the information called for by Item 12 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2015 Proxy Statement in response to Items 201(d) and 403 of Regulation S-K.

OMEGA PROTEIN CORPORATION

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Pursuant to General Instruction G of Form 10-K, the information called for by Item 13 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2015 Proxy Statement in response to Items 404 and 407(a) of Regulation S-K.

Item 14.    Principal Accountant Fees and Services.

Pursuant to General Instruction G of Form 10-K, the information called for by Item 14 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2015 Proxy Statement in response to Item 9(e) of Schedule 14A.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a) (1)	The Company’s consolidated financial statements listed below have been filed as part of this report:

Report of Independent Registered Public Accounting Firm

Consolidated balance sheets as of December 31, 2014 and 2013

Consolidated statements of comprehensive income for the years ended December 31, 2014, 2013 and 2012

Consolidated statements of cash flows for the years ended December 31, 2014, 2013 and 2012

Consolidated statements of stockholders’ equity for the years ended December 31, 2014, 2013 and 2012

Notes to consolidated financial statements

(a) (2)	Financial Statement Schedule

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS (in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses		Deductions	Balance at End of Period

December 31, 2012:
Allowance for doubtful accounts (A)	$293	$48		$—	$341

December 31, 2013:
Allowance for doubtful accounts (A)	$341	$103	(B)	$57	$387

December 31, 2014:
Allowance for doubtful accounts (A)	$387	$93		$36	$444

(A)	Includes allowance for doubtful accounts receivable and insurance receivable.
(B)	During 2013, the acquisition of WSP added an additional $48,000 to the allowance for doubtful accounts.

(a) (3)	Exhibits

2.1*

—Agreement and Plan of Merger between Marine Genetics, Inc. and Omega Protein Corporation (“Omega” or the      “Company”) (Exhibit 2.1 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

2.2*

—Share Purchase Agreement, dated as of September 5, 2014, among Omega, 101264205 Saskatchewan Ltd. and the shareholders of Bioriginal Food & Science Corp. (Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 8, 2014)

3.1*	—Articles of Incorporation of Omega (Exhibit 3.1 to Omega Registration Statement on Form S-1[Registration No. 333-44967])

3.2*	—By-Laws of Omega (Exhibit 3.2 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

3.3*

—Certificate of Withdrawal of Certificate of Designation with respect to the Company’s Series A Junior Participating Preferred Stock (Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2014)

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

4.4*

—Amendment to Rights Agreement dated as of April 1, 2014 between Omega and American Stock Transfer & Trust Company, LLC, as Rights Agent (Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2014)

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

10.12*†	—Employment Agreement between Omega Protein Corporation and Bret Scholtes dated as of January 1, 2012 (Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on January 4, 2012).

10.13*†	—Employment Agreement between Omega Protein Corporation and Andrew Johannesen dated as of January 1, 2012 (Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on January 4, 2012).

10.14*†

—Amended and Restated Executive Employment Agreement dated as of December 31, 2007 between John D. Held and Omega Protein Corporation (Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on January 3, 2008).

10.15*†

—First Amendment to the Amended and Restated Executive Employment Agreement dated as of December 3, 2008, between John D. Held and Omega Protein Corporation (Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 8, 2008).

OMEGA PROTEIN CORPORATION

10.16*†	—Employment Agreement between Omega Protein Corporation and Dr. Mark Griffin dated as of January 1, 2012 (Exhibit 10.4 to the Company’s Form 8-K filed with the SEC on January 4, 2012).

10.17†*	—Form of Stock Option Agreement under the 1998 Long-Term Incentive Plan (Exhibit 10.66 to Omega Annual Report on Form 10-K for the year ended December 31, 2005)

10.18†*	—Form of Stock Option Agreement for Employees under the 2000 Long-Term Incentive Plan (Exhibit 10.67 to Omega Annual Report on Form 10-K for the year ended December 31, 2005)

10.19†*	—Form of Stock Option Agreement for Senior Management under the 2000 Long-Term Incentive Plan (Exhibit 10.68 to Omega Annual Report on Form 10-K for the year ended December 31, 2005)

10.20†*	—Form of Stock Option Agreement for Independent Directors under the 2000 Long-Term Incentive Plan (Exhibit 10.69 to Omega Annual Report on Form 10-K for the year ended December 31, 2005)

10.21†*	—Form of Stock Option Agreement dated June 7, 2006 for each Independent Director (Exhibit 10.1 to Omega Current Report on Form 8-K filed June 9, 2006)

10.22*	—Promissory Note to the United States of America dated December 29, 2003 (Exhibit 10.66 to Omega Annual Report on Form 10-K for year ended December 31, 2003)

10.23*	—Title XI Financial Agreement dated December 29, 2003 with the United States of America (Exhibit 10.68 to Omega Protein Annual Report on Form 10-K for year ended December 31, 2003)

10.24*	—Lease Agreement between BMC Software Texas, L.P. and Omega Protein Corporation dated as of August 18, 2005 (Exhibit 10.1 to Omega Protein Current Report on Form 8-K dated August 17, 2005)

10.25*	—First Amendment to Lease Agreement between BMC Software Texas, L.P. and Omega dated as of September 15, 2005 (Exhibit 10.1 to Omega Current Report on Form 8-K dated September 15, 2005)

10.26	—Second Amendment dated December 19, 2014 to Lease Agreement by and between PKY-2101 CityWest 3 & 4, L.P. and Omega Protein Corporation

10.27*	—Promissory Note to the United States of America Dated October 17, 2005 (Exhibit 10.2 to Omega Current Report on Form 8-K dated October 17, 2005)

10.28*	—Title XI Financial Agreement dated October 17, 2005 with the United States of America (Exhibit 10.4 to Omega Current Report on Form 8-K dated October 17, 2005)

10.29*

—Approval Letter dated as of December 1, 2005 and executed on December 6, 2005 by Omega Protein, Inc., the Company and United States Department of Commerce, Acting by National Oceanic and Atmospheric Administration, National Marine Fisheries Service (Exhibit 10.1 to Omega Current Report on Form 8-K dated December 6, 2005)

10.30*	—Promissory Note to the United States of America dated March 7, 2007 (Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2007).

10.31*	—Title XI Financial Agreement dated March 7, 2007 with the United States of America (Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2007).

10.32*

—Amended and Restated Loan Agreement dated as of March 21, 2012 by and among Omega Protein Corporation, Omega Protein, Inc., Wells Fargo Bank, National Association and JPMorgan Chase Bank, N.A.(Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 22, 2012).

10.33*

—Amended and Restated Revolving Credit Note dated as of March 21, 2012 executed by Omega Protein Corporation and Omega Protein, Inc. and made payable to Wells Fargo Bank, National Association (Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 22, 2012).

OMEGA PROTEIN CORPORATION

10.34*

—Revolving Credit Note dated as of March 21, 2012 executed by Omega Protein Corporation and Omega Protein, Inc. and made payable to JPMorgan Chase Bank, N.A. (Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 22, 2012).

10.35*

—Swingline Note dated as of March 21, 2012 executed by Omega Protein Corporation and Omega Protein, Inc. and made payable to Wells Fargo Bank, National Association (Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on March 22, 2012).

10.36*

—Amended and Restated Guaranty Agreement dated as of March 21, 2012 by Protein Finance Company, Omega Shipyard, Inc., Protein Industries, Inc., Cyvex Nutrition, Inc., and InCon Processing, L.L.C. in favor of Wells Fargo Bank, National Association (Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on March 22, 2012).

10.37*

—First Amendment to Amended and Restated Loan Agreement dated as of May 21, 2012, among Omega Protein Corporation, Omega Protein, Inc., Wells Fargo Bank, National Association and JP Morgan Chase Bank, N.A. (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 23, 2012).

10.38*

—Approval Letter dated as of November 5, 2009 by Omega Protein, Inc., Omega Protein Corporation and United States Department of Commerce, acting by National Oceanic and Atmospheric Administration, National Marine Fisheries Service (Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on June 1, 2010).

10.39*	—Corrected Promissory Note of Omega Protein, Inc. to the United States of America dated May 25, 2010 (Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on June 1, 2010).

10.40*

—Title XI Financial Agreement dated May 25, 2010 between Omega Protein, Inc., Omega Protein Corporation and the United States of America (Exhibit 10.5 to the Company’s Form 8-K filed with the SEC on June 1, 2010).

10.41†*	—Form of Stock Option Agreement dated December 1, 2010 (Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on December 6, 2010).

10.42*	—Stock Purchase Agreement, dated as of December 16, 2010, by and between Omega Protein Corporation and Gilbert Gluck (Exhibit 10.17 to the Company’s Form 8-K filed with the SEC on December 10, 2010).

10.43†*

—Equity Purchase Agreement, dated as of September 9, 2011, by and among Omega Protein Corporation, InCon Processing, LLC, InCon International, Inc. and the shareholders of InCon International, Inc (Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on September 12, 2011).

10.44†*

—Form of Form of Restricted Stock Agreement dated as of December 12, 2011, between Omega Protein Corporation and each of Bret D. Scholtes, John D. Held, Andrew C. Johannesen, Dr. Mark E. Griffin, Matthew Phillips and Gregory Toups (Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on December 16, 2011).

10.45†*	—Restricted Stock Agreement for Bret D. Scholtes dated as of January 1, 2012 (Exhibit 10.6 to the Company’s Form 8-K filed with the SEC on January 4, 2012).

10.46†*	—Non-Statutory Stock Option Agreement for Dr. Jonathan Shepherd dated as of January 1, 2012 (Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2012)

10.47†*	—Non-Statutory Stock Option Agreement for David W. Wehlmann dated April 1, 2012 (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 2, 2012).

10.48†*

—Form of Restricted Stock Agreement dated as of December 4, 2012, between Omega Protein Corporation and each of Bret D. Scholtes, John D. Held, Andrew C. Johannesen, Dr. Mark E. Griffin, Matthew Phillips and Gregory Toups (Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on December 7, 2012).

10.49†*	—Employment Agreement between Cyvex Nutrition, Inc. and Matthew Phillips dated as of January 1, 2013 (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2013).

10.50*

—Agreement and Plan of Merger dated as of February 27, 2013, by and between Omega Protein Corporation and Wisconsin Specialty Protein, LLC. (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 27, 2013)

OMEGA PROTEIN CORPORATION

10.51*

—Joinder Agreement and Consent and Waiver dated as of February 27, 2013, by and among Wisconsin Specialty Protein, LLC, Wells Fargo Bank, National Association, and JPMorgan Chase Bank, N.A. (Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 27, 2013)

10.52*

—Plea Agreement entered into on June 4, 2013, between the United States Attorney’s Office for the Eastern District of Virginia and Omega Protein, Inc. (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 5, 2013).

10.53*	—Form of Restricted Stock Agreement for Outside Directors dated as of July 1, 2013 (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 24, 2013).

10.54*

—Second Amendment to Amended and Restated Loan Agreement, dated as of October 11, 2013, among Omega Protein Corporation, Omega Protein, Inc., Wells Fargo Bank, National Association and JPMorgan Chase Bank, N.A. (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 15, 2013).

10.55*	—Omega Protein Corporation 2014 Cash Incentive Performance Unit Plan (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 12, 2014)

10.56*	—Form of Restricted Stock Agreement (Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 12, 2014)

10.57*	—Form of Restricted Stock Agreement for Outside Directors dated as of June 19, 2014 (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 23, 2014)

10.58*

—Third Amendment to Amended and Restated Loan Agreement dated as of September 4, 2014 by and among the Company, Omega Protein, Inc. and Wells Fargo Bank, National Association, and JP Morgan Chase Bank, N.A. (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 8, 2014)

10.59*

—Revolving Credit Note (Accordion) dated as of September 4, 2014, of the Company and Omega Protein, Inc. payable to Wells Fargo Bank, National Association (Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 8, 2014)

10.60*

—Revolving Credit Note (Accordion) dated as of September 4, 2014, of the Company and Omega Protein, Inc. payable to JP Morgan Chase Bank, N.A. (Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 8, 2014)

10.61*	—Omega Protein Corporation 2015 Cash Incentive Performance Unit Plan (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 27, 2015)

10.62	—Rental Agreement dated June 26, 2013 between T. Mast and J.P. Mast and Bioriginal Europe/Asia

10.63†	—Employment Agreement dated as of March 10, 2015 between Omega Protein Corporation and Montgomery Deihl

10.64†	—Employment Agreement dated April 1, 2013 between Joseph R. Vidal and Bioriginal Food & Science Corp.

21	—Schedule of Subsidiaries

23.1	—Consent of PricewaterhouseCoopers LLP

24.1	—Power of Attorney (included on signature page of this Annual Report on Form 10-K).

31.1	—Certification of Chief Executive Officer pursuant to Rule 13a-15(e)/Rule 15d-15(e)

31.2	—Certification of Chief Financial Officer pursuant to Rule 13a-15(e)/Rule 15d-15(e)

32.1	—Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	—Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

OMEGA PROTEIN CORPORATION

#101.INS	—XBRL Instance Document.

#101.SCH	—XBRL Taxonomy Extension Schema Document.

#101.PRE	—XBRL Taxonomy Presentation Linkbase Document.

#101.LAB	—XBRL Taxonomy Label Linkbase Document.

#101.CAL	—XBRL Taxonomy Calculation Linkbase Document.

#101.DEF	—XBRL Definition Linkbase Document.

*	Incorporated by reference

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

OMEGA PROTEIN CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 11, 2015.

OMEGA PROTEIN CORPORATION
(Registrant)

By:	/s/ Andrew C. Johannesen
Andrew C. Johannesen Chief Financial Officer Executive Vice President and

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Bret D. Scholtes or Andrew C. Johannesen, or either of them, his or her true and lawful attorney’s in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, any and all capacities, to sign his or her name to the Company’s Form 10-K for the year ended December 31, 2014 and any or all amendments, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bret D. Scholtes	President, Chief Executive Officer	March 11, 2015
Bret D. Scholtes	and Director

/s/ Andrew C. Johannesen	Executive Vice President and	March 11, 2015
Andrew C. Johannesen	Chief Financial Officer

/s/ Gregory P. Toups	Vice President and	March 11, 2015
Gregory P. Toups	Chief Accounting Officer

/s/ Gary R. Goodwin	Chairman of the Board	March 11, 2015
Gary R. Goodwin

/s/ Gary L. Allee	Director	March 11, 2015
Gary L. Allee

/s/ Stephen Bryan	Director	March 11, 2015
Stephen Bryan

/s/ Gary J. Ermers	Director	March 11, 2015
Gary J. Ermers

/s/ Paul M. Kearns	Director	March 11, 2015
Paul M. Kearns

/s/ David A. Owen	Director	March 11, 2015
David A. Owen

/s/ David W. Wehlmann	Director	March 11, 2015
David W. Wehlmann