Form 10-Q
period 2015-03-31
OMEGA PROTEIN CORP
filed 2015-05-11
CIK 1053650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Yes      No X .

Number of shares outstanding of the Registrant's Common Stock, par value $0.01 per share, on May 4, 2015: 21,718,072.

OMEGA PROTEIN CORPORATION

OMEGA PROTEIN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

(In thousands, except par value amounts)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements and Notes

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$223	$1,430
Receivables, net	41,954	36,621
Inventories	93,551	97,513
Deferred tax asset, net	1,845	1,871
Prepaid expenses and other current assets	4,083	4,936
Total current assets	141,656	142,371
Other assets, net	2,176	2,309
Property, plant and equipment, net	175,579	169,932
Goodwill	41,945	42,501
Other intangible assets, net	22,197	23,002
Total assets	$383,553	$380,115

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$18,379	$14,741
Accounts payable	19,173	21,047
Accrued liabilities	23,140	23,216
Total current liabilities	60,692	59,004
Long-term debt, net of current maturities	21,296	20,486
Deferred tax liability, net	24,949	25,949
Pension liabilities, net	4,968	5,375
Other long-term liabilities	4,229	3,419
Total liabilities	116,134	114,233
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 authorized shares; none issued	—	—
Common Stock, $0.01 par value; 80,000,000 authorized shares; 21,793,094 and 21,587,751 shares issued and 21,718,072 and 21,527,319 share outstanding at March 31, 2015 and December 31, 2014, respectively	212	210
Capital in excess of par value	143,393	141,855
Retained earnings	136,937	135,268
Treasury stock, at cost – 75,022 and 60,432 shares at March 31, 2015 and December 31, 2014, respectively	(753)	(595)
Accumulated other comprehensive loss	(12,370)	(10,856)
Total stockholders’ equity	267,419	265,882
Total liabilities and stockholders’ equity	$383,553	$380,115

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OMEGA PROTEIN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2015	2014
Revenues	$71,623	$63,500
Cost of sales	56,828	43,007
Gross profit	14,795	20,493

Selling, general, and administrative expense	9,416	6,093
Research and development expense	774	484
Loss related to plant closure	638	1,323
Loss (gain) on disposal of assets	307	247
Operating income	3,660	12,346
Interest income	4	8
Interest expense	(362)	(247)
Loss on foreign currency	(545)	—
Other expense, net	(110)	(56)
Income before income taxes	2,647	12,051

Provision for income taxes	978	4,080
Net income	1,669	7,971

Other comprehensive income (loss):
Foreign currency translation adjustment net of tax benefit of $886 and $0, respectively	(1,645)	—
Energy swap adjustment, net of tax benefit of $34 and $10, respectively espectively	(64)	(18)
Pension benefits adjustment, net of tax expense of $105 and $80, respectively	195	149
Comprehensive income	$155	$8,102
Basic earnings per share (See Note 13)	$0.08	$0.38
Weighted average common shares outstanding	21,006	20,355
Diluted earnings per share (See Note 13)	$0.08	$0.37
Weighted average common shares and potential common share equivalents outstanding	21,466	21,014

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OMEGA PROTEIN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in thousands)

	Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net income	$1,669	$7,971
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,878	5,217
Loss related to plant closure	—	231
Loss (gain) on disposal of assets	307	247
Provisions for losses on receivables	12	12
Share based compensation	546	392
Deferred income taxes	(525)	285
Unrealized loss on foreign currency fluctuations, net	545	—
Changes in assets and liabilities:
Receivables	(5,855)	(6,952)
Inventories	3,477	12,716
Prepaid expenses and other current assets	465	1,592
Other assets	(215)	(135)
Accounts payable	(2,456)	(775)
Accrued liabilities	(453)	434
Pension liability, net	(212)	(172)
Other long term liabilities	614	(28)
Net cash provided by operating activities	3,797	21,035
Cash flows from investing activities:
Proceeds from disposition of assets	15	61
Capital expenditures	(10,560)	(12,815)
Net cash used in investing activities	(10,545)	(12,754)
Cash flows from financing activities:
Principal payments of long-term debt	(3,133)	(1,219)
Proceeds from long-term debt	7,838	—
Purchase treasury stock at cost	(158)	(57)
Proceeds from stock options exercised	843	93
Excess tax benefit of stock options exercised	151	9
Net cash provided by (used in) financing activities	5,541	(1,174)
Net increase (decrease) in cash and cash equivalents	(1,207)	7,107
Cash and cash equivalents at beginning of year	1,430	34,059
Cash and cash equivalents at end of period	$223	$41,166

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	SIGNIFICANT ACCOUNTING POLICIES

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

Basis of Presentation

These interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally provided have been omitted. The interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014. The year end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

In the opinion of management the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the Company’s consolidated financial position as of March 31, 2015, and the results of its operations for the three month periods ended March 31, 2015 and 2014 and its cash flows for the three month periods ended March 31, 2015 and 2014. Quarterly operating results are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

As of December 31, 2014, the Company revised the unaudited consolidated balance sheet to correct for the classification of $0.4 million of accounts payable to other long-term liabilities.  This revision was not considered to be material, individually or in the aggregate, to previously issued financial statements. The revisions had no effect on the results of operations (net or comprehensive income) or financial condition (stockholders’ equity).

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

Energy Swap Agreements

The Company does not enter into financial instruments for trading or speculative purposes. Omega Protein entered into energy swap agreements to manage portions of its cash flow exposure related to the volatility of natural gas, diesel and fuel oil energy prices for its fish meal and fish oil production operations. The swaps effectively fix pricing for the quantities listed below during the consumption periods. The fair values of outstanding derivative instruments are summarized as follows:

Energy Swap	Consumption Period	Quantity	Price Per Unit	Energy Swap Asset/(Liability) as of March 31, 2015	Deferred Tax Asset/(Liability) as of March 31, 2015
				(in thousands)
Diesel - NYMEX Heating Oil Swap	May - November, 2015	3,038,978 Gallons	$2.53	$(2,350)	$822
Natural Gas - NYMEX Natural Gas Swap	April – October, 2015	187,575 MMBTUs	$3.67	(175)	61
Propane – Natural Gas Liquids Swap	June - November, 2015	1,024,800 Gallons	$0.86	(336)	118
Diesel - NYMEX Heating Oil Swap	May - November, 2016	2,050,679 Gallons	$2.30	(833)	292
Natural Gas - NYMEX Natural Gas Swap	April – October, 2016	125,000 MMBTUs	$3.35	(37)	13
Propane – Natural Gas Liquids Swap	June - November, 2016	1,355,000 Gallons	$0.58	(47)	16
				$(3,778)	$1,322

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Energy Swap	Consumption Period	Quantity	Price Per Unit	Energy Swap Asset/(Liability) as of December 31, 2014	Deferred Tax Asset/(Liability) as of December 31, 2014
				(in thousands)
Diesel - NYMEX Heating Oil Swap	May - November, 2015	2,333,848 Gallons	$2.75	$(2,097)	$734
Natural Gas - NYMEX Natural Gas Swap	April – October, 2015	114,000 MMBTUs	$4.09	(125)	44
Propane – Natural Gas Liquids Swap	June - November, 2015	1,024,800 Gallons	$0.86	(346)	121
Diesel - NYMEX Heating Oil Swap	May - November, 2016	1,333,464 Gallons	$2.50	(679)	238
Propane – Natural Gas Liquids Swap	June - November, 2016	341,600 Gallons	$0.67	(41)	14
				$(3,288)	$1,151

As of March 31, 2015, Omega Protein has recorded a long-term liability of $0.9 million, net of the current portion included in other current liabilities of $2.9 million, to recognize the fair value of energy swap derivatives, and has also recorded a deferred tax asset of $1.3 million associated therewith. As of December 31, 2014, Omega Protein has recorded a long-term liability of $0.7 million net of the current portion included in other current liabilities of $2.6 million to recognize the fair value of energy swap derivatives, and has also recorded a deferred tax asset of $1.2 million associated therewith. The effective portion of the change in fair value from inception to March 31, 2015 is recorded in “accumulated other comprehensive loss” in the Company’s unaudited condensed consolidated financial statements. The following table illustrates the changes recorded, net of tax, in accumulated other comprehensive loss resulting from the energy swap agreements.

	(in thousands)
	2015	2014
Balance at January 1,	$(2,137)	$179
Net change associated with current period swap transactions, net of tax,	(64)	(18)
Balance at March 31,	$(2,201)	$161

The $2.2 million reported in accumulated other comprehensive loss as of March 31, 2015 will be reclassified to the unallocated inventory cost pool in the period when the energy consumption takes place. The amount to be reclassified, net of taxes, during the next 12 months is expected to be approximately $1.7 million.

The aggregate fair value of derivative instruments in gross liability positions as of March 31, 2015 and December 31, 2014 was $3.8 million and $3.3 million, respectively. These amounts represent the maximum exposure to loss at the reporting date as a result of all of the counterparties failing to perform as contracted.

As of March 31, 2015 (in thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts of Assets (Liabilities) Offset	Net Amounts of Assets (Liabilities) Presented in the Balance Sheet
Energy swap derivatives – liability position	$(3,811)	$33	$(3,778)

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

As of December 31, 2014 (in thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts of Assets (Liabilities) Offset	Net Amounts of Assets (Liabilities) Presented in the Balance Sheet
Energy swap derivatives – liability position	$(3,288)	$-	$(3,288)

If, at any time, the swaps are determined to be ineffective due to changes in the Company’s energy usage or underlying hedge agreements or assumptions, the fair value of the portion of the energy swaps determined to be ineffective will be recognized as a gain or loss in cost of sales for the applicable period. For the three months ended March 31, 2015 and 2014, the Company recognized a charge of $0.4 million and $0, respectively, to cost of sales resulting from transactions associated with the ineffectiveness of diesel energy swaps. The fair value of all outstanding derivatives is determined using a model with inputs that are observable in the market or can be derived from or corroborated by observable data (level 2).

Plant Closure

Property, plant and equipment impairments related to the closure of Cameron, Louisiana plant are made in accordance with the impairment of long-lived assets policy. Employee severance related charges have been recognized to the extent that the amount is probable, measurable and no-future service is expected or for those still employed, recognized pro-rata over the remaining service period. Ongoing clean-up and dismantlement costs will be recognized as incurred unless obligated and measureable by a contractual commitment. See Note 3 – Plant Closure for additional information related to the charges incurred.

Acquisitions, Goodwill and Other Intangible Assets

All of the Company’s goodwill and other intangible assets are the result of acquisitions in the human nutrition segment. This segment is comprised of three reporting units, 1) InCon and Cyvex, 2) WSP and 3) Bioriginal. The Company has recorded goodwill and certain other identifiable intangible assets that are more fully explained in Note 2 – Acquisition of Bioriginal Food & Science Corp. and Note 9 – Goodwill and Other Intangible Assets.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive (loss) gain, net of tax, included in stockholders’ equity are as follows:

Changes in Accumulated Other Comprehensive Loss by Component

For the Three Months Ended March 31, 2015 (in thousands)

	Gains and Losses On Cash Flow Hedges		Defined Benefit Pension Items		Foreign currency Translation adjustment	Total
Balance as of December 31, 2014	$(2,137)		$(7,804)		$(915)	$(10,856)
Other comprehensive loss before reclassifications	(64)		—		(1,645)	(1,709)
Amounts reclassified from accumulated other comprehensive loss	—	(a)	195	(b)	—	195
Net current-period other comprehensive income	(64)		195		(1,645)	(1,514)
Balance as of March 31, 2015	$(2,201)		$(7,609)		$(2,560)	$(12,370)

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Changes in Accumulated Other Comprehensive Loss by Component

For the Three Months Ended March 31, 2014 (in thousands)

	Gains and Losses On Cash Flow Hedges		Defined Benefit Pension Items		Total
Balance as of December 31, 2013	$179		$(6,387)		$(6,208)
Other comprehensive loss before reclassifications	(18)		—		(18)
Amounts reclassified from accumulated other comprehensive loss	—	(a)	149	(b)	149
Net current-period other comprehensive income	(18)		149		131
Balance as of March 31, 2014	$161		$(6,238)		$(6,077)

(a)	This accumulated other comprehensive income component is reclassified to the unallocated inventory cost pool in the period when the energy consumption takes place.
(b)

This accumulated other comprehensive income component is included in the computation of net periodic pension costs as amortization of actuarial loss which are explained in more detail in Note 15 to the consolidated financial statements in Item 8 of the Company’s Form 10-K for the fiscal year ended December 31, 2014.

Recently Issued Accounting Standards

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, Interest- Imputation of Interest (Subtopic 835-30).  The amendments require that debt issuance costs related to recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debit issuance costs are not affected by the amendments in this update. The new standard is effective in annual periods beginning after December 15, 2015 and interim periods within those annual periods. Early adoption is permitted. The Company’s adoption of FASB ASU No. 2015-03 is not expected to have a material impact on the Company’s consolidated results of operations, financial position and related disclosures.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810).  The amendments (1) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities, (2) eliminate the presumption that a general partner should consolidate a limited partnership, (3) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships (4) provide a scope exception from consolidation guidance for reporting entities with interest in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. The new standard is effective in annual periods beginning after December 15, 2015 and interim periods within those annual periods. Early adoption is permitted. The Company’s adoption of FASB ASU No. 2015-02 is not expected to have an impact on the Company’s consolidated results of operations, financial position and related disclosures.

In January 2015, the FASB issued ASU 2015-01, Income Statement- Extraordinary and Unusual Items (Subtopic 225-20).  The update eliminates from GAAP the concept of extraordinary items. Eliminating the concept of extraordinary items will save time and reduce costs for preparers because they will not have to assess whether a particular event or transaction event is extraordinary. This alleviates uncertainty for preparers, auditors, and regulators because auditors and regulators no longer will need to evaluate whether a preparer treated an unusual and/or infrequent item appropriately. The new standard is effective in annual periods beginning after December 15, 2015 and interim periods within those annual periods. Early adoption is permitted. The Company’s adoption of FASB ASU No. 2015-01 is not expected to have an impact on the Company’s consolidated results of operations, financial position and related disclosures.

In November 2014, the FASB issued ASU 2014-16, Derivatives and Hedging: Determining whether the Host Contract in a Hybrid Financial Statement Issued in the Form of a Share is More Akin to Debt or Equity.  This ASU amended the Derivatives and Hedging Accounting Standards Codification to eliminate the use of different methods in practice and thereby reduce existing diversity under GAAP in the accounting for hybrid financial instruments used in the form of a share. The new standard is effective in annual periods beginning on or after December 15, 2015 with early adoption permitted. The Company’s adoption of FASB ASU No. 2014-16 is not expected to have an impact on the Company’s consolidated results of operations, financial position and related disclosures.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements- Going Concern (Subtopic 205-40). The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in the U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The guidance is effective for annual periods ending after December 15, 2016 and for annual periods thereafter. Early adoption is permitted.  The Company does not expect this ASU to have a material impact on the Company’s consolidated results of operations, financial position and related disclosures.

In June 2014, the FASB issued ASU No. 2014-12, Compensation — Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.  A performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition under Accounting Standards Codification (ASC) 718, Compensation — Stock Compensation. As a result, the target is not reflected in the estimation of the award's grant date fair value. Compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved.  The guidance is effective for annual periods beginning after December 15, 2015 and interim periods within those annual periods. Early adoption is permitted.  The Company does not expect this ASU to have a material impact on the Company’s consolidated results of operations, financial position and related disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers.  This ASU amends the existing accounting standards for revenue recognition and is based on the principle that revenue should be recognized to depict the transfer of goods or services to a customer at an amount that reflects the consideration a company expects to receive in exchange for those goods or services.  The guidance is effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods. The Company is currently evaluating the potential impact of these changes on the consolidated results of operations, financial position and related disclosures.

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements and Property, Plant and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has or will have a major effect on an entity's operations and financial results. The new standard is effective in annual periods beginning on or after December 15, 2014 with early adoption permitted. The guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. The Company’s adoption of FASB ASU No. 2014-08 effective January 1, 2015 did not have an impact on the Company’s consolidated results of operations, financial position and related disclosures.

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

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Stock-Based Compensation

Stock Options

The Company has issued non-qualified stock options under its incentive plans. The options generally vested in equal installments over three years and expire in ten years. As of and for the quarters ended March 31, 2015 and 2014, all stock options were vested and no stock-based compensation costs related to stock options was incurred.

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

During the three month periods ended March 31, 2015 and 2014, the Company issued 82,072 and 92,545 shares of restricted stock, respectively, under the 2006 Incentive Plan to employees and non-employee directors. The Company’s compensation expense related to restricted stock was approximately $0.5 million and $0.3 million ($0.4 million and $0.2 million after tax) for the three months ended March 31, 2015 and 2014, respectively, which is primarily reflected in selling, general and administrative expenses in the unaudited condensed consolidated statement of comprehensive income. As of March 31, 2015, there was approximately $4.3 million ($2.8 million after tax) of unrecognized compensation expense related to non-vested restricted stock that is expected to be recognized over a weighted-average period of 1.6 years, of which $1.5 million ($0.9 million after-tax) of compensation expense is expected to be recognized during the remainder of fiscal year 2015.

Performance Units

On February 6, 2014, the Company adopted the 2014 Cash Incentive Performance Unit Plan and on February 26, 2015, the Company adopted the 2015 Cash Incentive Performance Unit Plan. The value of the units under the plans will be determined by reference to the performance of the Company’s common stock during the relevant performance period compared to the performance of the Russell 2000 Index member companies (the “Peer Group”) during that same period. One third of the Performance Units granted will be earned at the end of each calendar year of the performance period and will be valued for the calendar year based on the Total Shareholder Return (“TSR”) of the Company compared to the TSR of the Peer Group. The performance units contain a service provision of approximately 3 years and are liability-classified awards included in other long-term liabilities which are adjusted to fair value on a quarterly basis.

The Company’s compensation expense related to performance units was approximately $0.3 million and $0.1 million ($0.2 million and $0.1 million after tax) for the three months ended March 31, 2015 and 2014, respectively, which is primarily reflected in selling, general and administrative expenses in the unaudited condensed consolidated statement of comprehensive income. As of March 31, 2015, there was approximately $2.7 million ($1.7 million after tax) of unrecognized compensation expense related to performance units that is expected to be recognized over a weighted-average period of 2.5 years, of which $0.8 million ($0.5 million after-tax) of compensation expense is expected to be recognized during the remainder of fiscal year 2015.

NOTE 2. ACQUISITION OF BIORIGINAL FOOD & SCIENCE CORP.

A. Description of the Transaction

In September 2014, the Company acquired all of the issued and outstanding equity of Bioriginal pursuant to the terms of a Share Purchase Agreement (“Purchase Agreement”) and Bioriginal became a wholly owned subsidiary of the Company.  Bioriginal is a leading supplier of plant and marine based specialty oils and essential fatty acids to the food and nutraceutical industries across North America, Europe and Asia. Bioriginal is included as part of the Company’s human nutrition segment.

B. Recording of Assets Acquired and Liabilities Assumed

In connection with its acquisition of Bioriginal, the Company paid an aggregate purchase price of $70.5 million, plus an estimated working capital adjustment of $0.7 million, to the sellers as follows: (i) $46.5 million in cash to the sellers, (ii) assumption of approximately $21.5 million of Bioriginal’s indebtedness, and (iii) issuance of 238,377 shares of restricted common stock of the Company valued at approximately $3.2 million (based on a 30-day average closing price) to certain sellers (the “Management Sellers”). The restrictions on the shares will terminate, with certain exceptions, on the third anniversary of the closing date and are subject to the terms and conditions of the Purchase Agreement; see Note - 1 Significant Accounting Policies Summary of Operations and Basis of Presentation for more information on Restricted Stock. The Purchase Agreement also provides for a performance-based earn-out amount of up to a maximum that, as of December 31, 2014, was $7.1 million Canadian dollars to be paid in September 2017 to the Management Sellers for achieving or exceeding certain adjusted EBITDA targets for Bioriginal during calendar years 2014 through 2016; see Note 12 Commitments and Contingencies for additional information. During the three months ended March 31, 2015, the Company received $0.1 million related to the finalization of the closing working capital adjustment.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The Company incurred approximately $2.8 million in pretax transaction costs directly related to the acquisition that were expensed and included in selling, general and administrative expenses in the consolidated statement of comprehensive income for the year ended December 31, 2014. The acquisition costs consisted primarily of legal, advisory, valuation, and other consulting fees. The transaction has been accounted for using the acquisition method of accounting which requires, among other things, that all assets acquired and liabilities assumed from acquisitions be recognized at their fair values as of the acquisition date. Any excess of the purchase price over the fair values of the net assets acquired are recorded as goodwill. The following table shows the allocation of the purchase price:

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

C. Unaudited Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of the Company and Biorginial on a pro forma basis, as though the companies had been combined as of January 1, 2014. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had actually taken place on January 1, 2014 and is not intended to be a projection of future results or trends.

	Revenue	Net income
	(in thousands)
2014 supplemental pro forma from January 1, 2014 – March 31, 2014	$89,409	$8,890

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

NOTE 3. PLANT CLOSURE

In December 2013, the Company effectively closed its menhaden fish processing plant located in Cameron, Louisiana and re-deployed certain vessels from that facility to the Company’s other Gulf Coast facilities located in Abbeville, Louisiana and Moss Point, Mississippi. In conjunction with the closure, the following charges were incurred in the Company’s unaudited condensed consolidated statements of comprehensive income for the three months ended March 31, 2015 and from December 2013 to March 31, 2015:

	Three Months Ended March 31, 2015	December 2013 to March 31, 2015
	(in thousands)
Impairment of property, plant and equipment	$—	$7,922
Write-off material and supplies inventory	—	150
Employee severance costs	—	732
Estimated decommissioning costs	—	250
Other ongoing closure costs not attributable to future production	638	5,238
Total loss related to plant closure	$638	$14,292

In addition to the above recognized losses, the Company expects that it may have additional losses related to ongoing costs not attributable to future production such as site costs, clean-up and disassembly.

NOTE 4. RECEIVABLES, NET

Receivables are summarized as follows:

	March 31, 2015	December 31, 2014
	(in thousands)
Trade	$35,742	$29,534
Insurance	1,276	1,711
Income tax	5,205	5,442
Other	134	370
Total accounts receivable	42,357	37,057
Less allowance for doubtful accounts	(403)	(436)
Receivables, net	$41,954	$36,621

NOTE 5. INVENTORY

The major classes of inventory are summarized as follows:

	March 31, 2015	December 31, 2014	March 31, 2014
	(in thousands)
Fish meal	$9,343	$28,400	$14,988
Fish oil	15,155	19,300	24,194
Fish solubles	301	683	1,763
Nutraceutical products	5,212	4,635	4,299
Bioriginal products	24,708	26,219	—
Dairy protein products	2,955	2,783	1,442
Unallocated inventory cost pool (including off-season costs)	26,707	6,854	25,900
Other materials and supplies	9,170	8,639	8,829
Total inventory	$93,551	$97,513	$81,415

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Inventory at March 31, 2015, December 31, 2014 and March 31, 2014 is stated at the lower of cost or market. The elements of the March 31, 2015 unallocated inventory cost pool include Omega Protein’s plant and vessel related labor, utilities, rent, repairs and depreciation, which are allocated to 2015 fishing season production.

NOTE 6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are summarized below:

	March 31, 2015	December 31, 2014
	(in thousands)
Prepaid insurance	$1,348	$2,322
Product deposits	818	998
Design expenses	353	331
Selling expenses	79	156
Fair value of derivative instruments - energy swaps, current portion	15	—
Leases	189	168
Other prepaids and expenses	1,281	961
Total prepaid expenses and other current assets	$4,083	$4,936

Amounts included in prepaid expenses and other current assets consist primarily of prepaid operating expenses including insurance, rents, and selling expenses. Prepaid selling expenses are expensed in those periods in which the related revenue is recognized.

NOTE 7. OTHER ASSETS

Other assets are summarized as follows:

	March 31, 2015	December 31, 2014
	(in thousands)
Fish nets, net of accumulated amortization of $3,012 and $2,694	$881	$1,195
Insurance receivable	710	498
Title XI debt issuance costs	238	246
Other debt issuance costs	241	264
Deposits and other	106	106
Total other assets, net	$2,176	$2,309

Amortization expense for fishing nets amounted to approximately $0.3 million for each of the three months ended March 31, 2015 and 2014.

As of March 31, 2015 and December 31, 2014, insurance receivables primarily relates to Jones Act claims for employees aboard its vessels. This estimated amount is recorded gross of estimated claims which may be due to claimants and is included in accrued insurance liabilities.

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

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

NOTE 8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized as follows:

	March 31, 2015	December 31, 2014
	(in thousands)
Land	$9,356	$9,326
Plant assets	189,043	188,498
Fishing vessels	110,397	111,379
Furniture and fixtures	7,822	7,792
Construction in progress	26,070	15,893
Total property and equipment	342,688	332,888
Less accumulated depreciation and impairment	(167,109)	(162,956)
Property, plant and equipment, net	$175,579	$169,932

Depreciation expense for the three months ended March 31, 2015 and 2014 was $5.1 million and $4.7 million, respectively.

The Company capitalizes interest as part of the acquisition cost of a qualifying asset. Interest is capitalized only during the period of time required to complete and prepare the asset for its intended use. For each of the three month periods ended March 31, 2015 and 2014, the Company capitalized interest of approximately $0.2 million.

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

As of December 31, 2014, the carrying value of InCon and Cyvex’s trade secrets and goodwill exceeded its calculated fair values by $0.6 million and $4.1 million, respectively, due primarily to recent operating results and the Company revising its forward looking cash flow forecast associated with this reporting unit. Fair value was determined by utilizing market and income approaches. As a result, a $4.7 million impairment expense was recognized during the year ended December 31, 2014. Key assumptions in the fair value calculation include future fish oil and nutraceutical sales volumes and prices, tolling, the portion of sales attributable to trade secrets, production costs and the discount rate.

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

It should be noted that the assessments of goodwill and indefinitely lived intangible assets are based on assumptions that require speculation and are highly subjective given the early stage and transitional nature of the businesses and the use of other reasonable, but different, assumptions could provide significantly different fair values and potentially impairments. The Company’s annual quantitative tests have assumed increasing cash flows over the next several years, based on anticipated sales growth and improved profitability. Even though for the three months ended March 31, 2015, the InCon and Cyvex reporting unit has not achieved the assumed results by a relatively small margin, the Company’s long-term outlook on these businesses remains consistent with the previous forecast. However, considering the level of sensitivity with respect to the key assumptions, if future cash flow expectations decline sufficiently, the estimated fair values would be reduced and could potentially result in a material impairment in a subsequent period.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The following table summarizes the changes in the carrying amount of goodwill resulting from the Company’s acquisitions of Bioriginal, WSP, Cyvex and InCon (in thousands):

	Bioriginal	WSP	Cyvex and InCon	Total
January 1, 2015	$27,045	11,614	3,842	$42,501
Foreign currency translation adjustment	(556)	—	—	(556)
March 31, 2015	$26,489	11,614	3,842	$41,945

The following table summarizes the Company’s intangible assets (dollars in thousands):

	March 31, 2015	December 31, 2014	Weighted Average Life (years)
Carrying value of intangible assets subject to amortization:
Customer relationships and non-competes	$19,625	$19,625
Less accumulated amortization	(2,837)	(2,344)	10
Total intangible assets subject to amortization, net	$16,788	$17,281
Foreign currency translation adjustment	(431)	(191)
Total intangible assets subject to foreign current translation adjustment, net	$16,357	$17,090
Indefinite life intangible assets – trade names/secrets and other	5,840	5,912
Total intangible assets	$22,197	$23,002

Amortization expense of the Company’s intangible assets for the three months ended March 31, 2015 and 2014 was approximately $0.5 million and $0.2 million, respectively. Estimated future amortization expense related to intangible assets is as follows (in thousands):

Remainder of 2015	$1,478
2016	1,971
2017	1,971
2018	1,971
Thereafter	9,397
Total estimated future amortization expense	$16,788

The Company’s goodwill and other intangible assets are more fully explained in Note 10 to the consolidated financial statements in Item 8 of the Company’s Form 10-K for the fiscal year ended December 31, 2014.

NOTE 10. NOTES PAYABLE AND LONG-TERM DEBT

A summary of the Company's long-term debt consisted of the following:

	March 31,	December 31,
	2015	2014
	(in thousands)
U.S. government guaranteed obligations (Title XI loans) collateralized by a first lien on certain vessels and certain plant assets:
Amounts due in installments through 2025, interest from 5.7% to 7.0%	$20,478	$21,111
Amounts due on Loan Agreement in March 2017, interest at LIBOR plus an applicable rate (1.90% and 1.84% at March 31, 2015 and December 31, 2014, respectively)	3,500	2,000
ING Commercial Finance B.V., interest at EURIBOR plus an applicable rate (1.70% and 1.76% at March 31, 2015 and December 31, 2014, respectively)	2,161	2,367
HSBC credit facility, matures March 2019, interest at HSBC prime rate plus an applicable rate (4.5% at March 31, 2015 and December 31, 2014)	13,536	9,749
Total debt	39,675	35,227
Less current maturities	(18,379)	(14,741)
Long-term debt	$21,296	$20,486

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The estimated fair value of the Company’s total debt at March 31, 2015 and December 31, 2014, based on quoted market prices available to the Company for issuance of similar debt with similar terms (level 2), was $41.3 million and $36.9 million, respectively.

The Title XI loans are secured by certain liens on the Company’s fishing vessels and mortgages on the Company’s Reedville, Virginia and Abbeville, Louisiana plants.

In June 2011, pursuant to the Title XI program, the United States Department of Commerce Fisheries Finance Program (the “FFP”) approved a financing application made by the Company in the amount of $10 million (the “Approval Letter”) which expires on June 20, 2016. To date, the Company has not borrowed any amounts under the Approval Letter and its ability to do so has been adversely affected by an EPA notice that the Company’s Omega Protein subsidiary is ineligible, as a result of its previous convictions under the Clean Water Act, for receipt of government contracts or benefits in certain cases. See “Risk Factors - If our Omega Protein subsidiary fails to comply with the terms of its probation under a plea agreement entered into in June 2013, we could be subject to criminal prosecution” in the Company’s Form 10-K for the year ended December 31, 2014 for further detail on this EPA notice. As of March 31, 2015, the Company had approximately $20.5 million of borrowings outstanding under Title XI and was in compliance with all of the covenants contained therein.

In March 2012, the Company entered into an Amended and Restated Loan Agreement (the “Loan Agreement”) with Wells Fargo Bank, National Association, as administrative agent (the “Agent”) for the lenders (currently Wells Fargo Bank, National Association and JP Morgan Chase Bank, N.A.) (collectively, the “Lenders”) pursuant to which the Lenders agreed to extend credit to the Company in the form of loans (each a “Loan” and collectively, the “Loans”) on a revolving basis of up to $60 million (the “Commitment”). In September 2014, the Company and the Lenders amended the Loan Agreement to (i) permit the acquisition of Bioriginal by the Company, (ii) permit certain existing indebtedness of Bioriginal and the related liens, (iii) add certain collateral under the Loan Agreement relating to Bioriginal, and (iv) increase the commitment of the Lenders under the Loan Agreement by $10 million to a total of $70 million. The Loan Agreement also requires the Company to comply with various affirmative and negative covenants affecting the Company’s businesses and operations, including various financial covenants.

All Loans and all other obligations outstanding under the Loan Agreement are payable in full on March 21, 2017. As of March 31, 2015 and December 31, 2014, the Company had $3.5 million outstanding under the Loan Agreement and approximately $3.5 million in letters of credit. As of March 31, 2015, the Company was in compliance with all financial covenants under the Loan Agreement. The Company has no off-balance sheet arrangements other than normal operating leases and standby letters of credit.

On June 6, 2010, Bioriginal Europe entered into a credit facility with ING Bank N.V. which provides borrowings up to 250,000 Euro.  Under the credit facility, interest is paid at 2.97% plus the EURIBOR rate (currently 2.98%).  The credit facility is secured by Bioriginal Europe’s equipment. The facility contains cross default provisions and other covenants.   As of March 31, 2015, there were no outstanding borrowings under the credit facility.

In March 2015, Bioriginal Europe extended the terms of its credit facility with ING Commercial Finance B.V. which provides borrowings up to an amount based on accounts receivable and inventory balances, and matures on March 31, 2018.  Advances are repayable on demand and bear interest payable monthly at 1.75% + EURIBOR (currently 1.70%).  The credit facility is secured by accounts receivable and inventory of Bioriginal Europe to a maximum of 85% of accounts receivable and 60% of inventory.  The credit facility contains cross default provisions and other covenants.  As of March 31, 2015, $2.2 million was outstanding under this credit facility, which is included in current maturities.

On April 15, 2014, Bioriginal Canada entered into a credit facility with HSBC Bank of Canada (the “Bioriginal Credit Facility”) which provides borrowings up to $20 million Canadian dollars and matures on March 15, 2019, subject to HSBC’s right to terminate the facility in its sole discretion. Under the Bioriginal Credit Facility, Bioriginal Canada has an operating line of credit for which interest is paid at HSBC prime rate plus 1.25% (currently 4.5%) and is secured by Bioriginal Canada’s accounts receivable and inventory and is payable on demand. Additionally, there is a separate maximum of $4.2 million related to letters of credit. At March 31, 2015, Bioriginal has issued $4.2 million in letters of credit in support of product purchases from a foreign supplier. Generally these letters of credit are insured by Export Development Canada and are not considered to be drawn under this credit facility. As of March 31, 2015, $13.5 million was outstanding under these subsections of the credit facility, which is included in current maturities.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The Company’s notes payable and long-term debt are more fully explained in Note 11 to the consolidated financial statements in Item 8 of the Company’s Form 10-K for the fiscal year ended December 31, 2014.

NOTE 11. ACCRUED LIABILITIES

Accrued liabilities are summarized as follows:

	March 31,	December 31,
	2015	2014
	(in thousands)
Insurance	$6,007	$5,998
Reserve for plant closure costs	327	456
Salary and benefits	4,552	7,273
Trade creditors	7,290	5,045
Taxes, other than income tax	605	222
Income tax	701	—
Energy swap liability, current portion	2,876	2,568
Deferred revenue	538	1,400
Accrued interest	244	246
Other	—	8
Total accrued liabilities	$23,140	$23,216

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

In addition to the acquisition date cash purchase price and restricted stock, the Management Sellers may also earn additional amounts based on the annual adjusted EBITDA of Bioriginal’s business during each of the calendar years 2014 through 2016. For each calendar year, if the adjusted EBITDA meets or exceeds agreed upon targets for the calendar year, the payout ranging from $1.2 million Canadian dollars to $2.9 million Canadian dollars will be earned, subject to certain forfeitures based on termination of Management Sellers’ employment. The maximum total payment for all three years is $7.1 million Canadian dollars.

The earn-out payments in Canadian dollars, if any, will be estimated on a quarterly basis and paid in September 2017. The Company will record the estimated contractual obligation as compensation expense during each year as it is deemed probable that such amount will be payable. As of March 31, 2015 and December 31, 2014, the Company recorded a $0.7 million and $0.4 million liability, respectively, related to this provision of the agreement. The threshold for a $1.2 million Canadian payment was achieved for 2014.

Legal Contingencies

The Company is subject to various claims and lawsuits involving its business and operations. Management believes that costs, if any, relating to these matters will not have a material adverse effect on the results of operations, cash flows or financial position of the Company.

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

Three Months Ended March 31:	2015		2014
Allocation of earnings:
Net income	$1,669		$7,971
Income allocated to participating securities	(44)		(192)
Income allocated to common shares outstanding	$1,625		$7,779

Weighted average common shares outstanding	21,006		20,355

Basic earnings per share		0.08		0.38

Stock options assumed exercised	460		659
Weighted average diluted common shares and potential common share equivalents outstanding	21,466		21,014

Diluted earnings per share		0.08		0.37

Options to purchase the following number of shares of common stock (in thousands) were outstanding during the three months ended March 31, 2015 and 2014 but were excluded from the computation of diluted earnings per share because the adjusted exercise prices of the options based upon the assumed proceeds were greater than the average market price of the shares during that period.

Three Months Ended March 31,
2015	2014
125	130

NOTE 14. COMPONENTS OF NET PERIODIC BENEFIT COST

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Service cost	$—	$—
Interest cost	230	274
Expected return on plan assets	(276)	(298)
Amortization of prior service costs	—	—
Amortization of net loss	300	229
Net periodic pension cost	$254	$205

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

For the three months ended March 31, 2015 and 2014, the Company contributed approximately $0.4 million and $0.4 million, respectively, to the Company’s pension plan. The Company expects to make contributions of $0.8 million to the pension plan during the remainder of 2015.

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

The tables below present information about reported segments for three months ended March 31, 2015 and 2014 (in thousands). It should be noted that all cash and cash equivalent balances have been included in the identifiable assets of the unallocated segment.

2015	Animal Nutrition	Human Nutrition	Unallocated	Total
Revenue (1)	$36,829	$34,794	$—	$71,623
Cost of sales	26,283	30,545	—	56,828
Gross profit	10,546	4,249	—	14,795
Selling, general and administrative expenses (including research and development)	557	5,029	4,604	10,190
Loss related to plant closure	638	—	—	638
Other (gains) and losses	307	—	—	307
Operating income	$9,044	$(780)	$(4,604)	$3,660
Depreciation and amortization	$4,273	$1,499	$106	$5,878
Identifiable assets	$211,055	$171,559	$899	$383,513
Capital expenditures	$9,113	$951	$496	$10,560

(1) Excludes revenue from internal customers of $0.4 million for fish oil that was transferred from the animal nutrition segment to the human nutrition segment at cost.

2014	Animal Nutrition	Human Nutrition	Unallocated	Total
Revenue (2)	$55,270	$8,230	$—	$63,500
Cost of sales	36,167	6,840	—	43,007
Gross profit	19,103	1,390	—	20,493
Selling, general and administrative expenses (including research and development)	553	1,921	4,103	6,577
Loss related to plant closure	1,323	—	—	1,323
Other (gains) and losses	56	191	—	247
Operating income	$17,171	$(722)	$(4,103)	$12,346
Depreciation and amortization	$4,368	$701	$148	$5,217
Identifiable assets	$222,761	$71,814	$42,256	$336,831
Capital expenditures	$4,597	$8,209	$9	$12,815

(2) Excludes revenue from internal customers of $0.7 million for fish oil that was transferred from the animal nutrition segment to the human nutrition segment at cost.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

A reconciliation of total segment operating income to total earnings from operations before income taxes is as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Operating income for reportable segments	$3,660	$12,346
Interest income	4	8
Interest expense	(362)	(247)
Loss on foreign currency	(545)	—
Other expense, net	(110)	(56)
Income before income taxes	$2,647	$12,051

OMEGA PROTEIN CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Company’s MD&A contained in the Form 10-K for the fiscal year ended December 31, 2014 (the “2014 Form 10-K”), and in conjunction with the consolidated financial statements included in this report and in the 2014 Form 10-K.

Forward-looking statements in this Form 10-Q, future filings by the Company with the Securities and Exchange Commission (the “Commission” or “SEC”), the Company’s press releases and oral statements by authorized officers of the Company are intended to be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainty. The Company believes that forward-looking statements made by it are based on reasonable expectations; however, no assurances can be given that actual results will not differ materially from those contained in such forward-looking statements. Forward-looking statements include statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include the words “estimate,” “project,” “anticipate,” “expect,” “predict,” “assume,” “believe,” “could,” “would,” “hope,” “may,” or similar expressions. In evaluating those statements, you should carefully consider the information above as well as the risks outlined in Item 1A. Risk Factors in our 2014 Form 10-K and this Form 10-Q.

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

For financial information about our industry segments for the three months ended March 31, 2015 and 2014, see Note 15- Industry Segments.

OMEGA PROTEIN CORPORATION

Company Overview

Revenues Composition. The following table sets forth Omega Protein’s revenues by product (in millions) and the approximate percentage of total revenues represented thereby, for the indicated periods:

	Three Months Ended March 31,
	2015		2014
	Revenues	Percent	Revenues	Percent
Fish Meal	$26.6	37.2%	$28.6	45.0%
Fish Oil	2.6	3.6	20.0	31.5
Refined Fish Oil	6.8	9.5	5.5	8.7
Fish Solubles and Other	0.8	1.1	1.2	1.9
Dietary Supplement and Food Ingredients and Products	34.8	48.6	8.2	12.9
Total	$71.6	100.0%	$63.5	100.0%

The following table sets forth Omega Protein’s revenues by geography (in millions) and the approximate percentage of total revenues represented thereby, for the indicated periods:

	Three Months Ended March 31,
	2015		2014
	Revenues	Percent	Revenues	Percent

U.S. - Domestic Revenues	$52.1	72.7%	$32.7	51.5%
Export Revenues	19.5	27.3	30.8	48.5
Total	$71.6	100.0%	$63.5	100.0%

 Animal Nutrition Products

2015 Fishing Information.  At March 31, 2015, Omega Protein owned a fleet of 37 vessels and 27 spotter aircraft for use in its fishing operations and also leased additional aircraft where necessary to facilitate operations. For the 2015 fishing season in the Gulf of Mexico, which is expected to run from mid-April through October, Omega Protein plans to operate 21 fishing and carry vessels and 21 spotter aircraft. The fishing area in the Gulf is generally located along the Gulf Coast, with a concentration off the Louisiana and Mississippi coasts. The fishing season along the Atlantic coast is expected to begin in May and can extend into early December. For the 2015 season, Omega Protein plans to operate 8 fishing vessels and 7 independently-owned spotter aircraft along the Mid-Atlantic coast. The remaining fleet of fishing vessels and spotter aircraft are not routinely operated during the fishing season and are back-up to the active fleet, used for other transportation purposes, inactive, in the process of refurbishment in the Company’s shipyard or held for disposal.

The results of the 2015 fishing season will depend in large part on the volume of fish caught, and the oil and meal yields associated with the catch.  For illustrative purposes, the Company’s fish meal, oil and solubles production for the 2014 fishing season was 27% lower when compared to 2013 and 26% lower when compared to the Company’s five year fish meal, oil and solubles production average. This reduction is due primarily to the Company’s decision to close its Cameron, Louisiana facility and fish three less vessels, the limit on fish caught in the Atlantic Ocean during the 2013 and 2014 fishing seasons, lower than normal early season fish availability in the Gulf of Mexico in 2014 and a reduction in oils yields from 2013 to more historically normal levels in 2014. The below average fish meal, oil and solubles production has resulted in higher per unit inventory costs and fewer volumes available for future sale. These higher unit costs and fewer volumes available for sale have adversely impacted financial results for the third quarter of 2014 through the first quarter of 2015 and are expected to adversely affect financial results through the second quarter of 2015.

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

OMEGA PROTEIN CORPORATION

Sales Contracts. Omega Protein generally sells most of its products on up to a twelve-month forward contract basis with the balance sold on a spot basis through purchase orders or under longer-term forward contracts. Omega Protein’s sales contracts generally contain force majeure and other production allocation provisions. Historically, fish meal and fish oil sold on a forward contract basis has fluctuated from year to year based upon perceived market availability and forward price expectations. As of March 31, 2015, Omega Protein has sold forward on a contract basis approximately 41,000 short tons (1 short ton = 2,000 pounds) of fish meal and 16,000 metric tons (1 metric ton = 2,204.6 pounds) of fish oil for 2015, contingent on 2015 production and product availability. Of these 2015 forward sales, the majority was contracted during 2014. As a basis of comparison, as of March 31, 2014, Omega Protein had sold forward on a contract basis approximately 58,000 short tons of fish meal and 26,000 metric tons of fish oil for 2014.

Omega Protein’s annual revenues are highly dependent on pricing, annual fish catch, production yields and inventories. Inventory is generally carried over from one year to the next year and Omega Protein determines the level of inventory to be carried over based on existing contracts, prevailing market prices of the products and anticipated customer usage and demand during the off-season. Thus, production volume does not necessarily correlate with sales volume in the same year and sales volumes will fluctuate from quarter to quarter. Omega Protein’s fish meal products have a useable life of approximately one year from date of production. Practically, however, Omega Protein attempts to empty its warehouses of the previous season’s products by May or June of the new fishing season. Omega Protein’s crude fish oil products do not lose efficacy unless exposed to oxygen and, therefore, their storage life typically is longer than that of fish meal.

Customers and Marketing.    Most of Omega Protein’s marine products are sold directly to approximately 200 customers by Omega Protein’s agriproducts sales department, while a smaller amount is sold through independent sales agents and the Company’s human nutrition segment. Omega Protein’s animal nutrition segment product inventory was $24.8 million as of March 31, 2015 versus $48.4 million as of December 31, 2014.

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

The ASMFC reviewed and accepted the stock assessment for management use in February 2015. In May 2015, the ASMFC Menhaden Board established a new coast-wide quota for Atlantic menhaden for 2015 and 2016 in response to the positive Atlantic Menhaden stock assessment. The revised coast-wide quota for the 2015 and 2016 fishing seasons is 187,880 mt, which represents a ten percent increase above the 2012 Quota. The allocation formula remains the same as established in 2012. As a result, after taking into account allocations among and within ASMFC member states, the Company’s harvest for 2015 and 2016 is limited to approximately 143,000 mt. As a result of this action, the Company expects to increase the number of Atlantic fishing vessels from seven to eight for the 2015 fishing season.

OMEGA PROTEIN CORPORATION

At its May 2015 meeting, the ASMFC Menhaden Board also initiated a management action to review and potentially change the allocation of quota among the ASMFC member states. This reassessment was called for in the 2012 amendment that established the coast-wide quota system. Some ASMFC member states with relatively low allocations of menhaden have argued that Virginia’s 85+% share of the Atlantic menhaden quota is too high. While the current allocation is based on recent historical landings data, a common method by which the ASMFC allocates fishing privileges among its member states, it is possible that the ASMFC could decide to re-allocate in a manner that results in a lower percentage increase to Virginia and/or the Company. If this re-allocation were to occur and depending on the magnitude of the reduction, it could have a material adverse impact on the Company’s business, financial results or results of operations.

The management action initiated by the Menhaden Board in May 2015 will also consider establishing new management reference points – benchmarks used to establish quotas and determine when the stock is considered overfished – that consider Atlantic Menhaden’s role as forage in the marine ecosystem. The Company does not expect this management action to be completed and effective until 2017. The new, higher quota levels have been set by the Menhaden Board below new, more conservative reference points recommended by the stock assessment panel and the menhaden stock is above the level that would be considered overfished. As a result, while the Company does not anticipate that the new reference points under consideration will have a material adverse impact on its business, financial condition or results of operation, it is not possible to predict how the ASMFC may utilize these reference points and what effect that they might ultimately have on the Company’s business, financial condition or results of operations.

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

In 2014, the Company’s Texas fish catch did not approach the TAC. Omega Protein’s menhaden fish catch in Texas in 2014 was estimated by the National Marine Fisheries Service to be approximately 980,000 pounds (approximately 445 mt), or approximately 0.08% of Omega Protein’s total 2014 fish catch. With the 2013 closing of the Company’s Cameron, Louisiana plant, which was the plant closest to the Texas border, this limitation is unlikely to have any material adverse effect on the Omega Protein’s business, results of operation or financial condition.

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

Diary Protein Products. Nutegrity produces a variety of value added dairy protein ingredients for the food and nutritional supplement industries, including organic and other specialty protein products, using processes applicable to a variety of nutritional dairy ingredients. Nutegrity has three main categories of dairy protein powders:

●	rBGH-Free: Artificial growth hormone-free cow’s milk whey protein products,
●	Organic: Certified organic cow’s milk whey protein products, and
●	Goat: Goat’s milk whey protein concentrate.

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

Nutegrity’s Batavia, Illinois facility uses molecular distillation technology to concentrate long-chain Omega-3’s and other fatty acids and, subject to outside demand and excess capacity, a variety of other compound products for third-party tolling customers. With its technology, the facility can distill food products and specialty chemicals. The facility also provides analytical and processing expertise and pilot test capabilities.

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

OMEGA PROTEIN CORPORATION

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

OMEGA PROTEIN CORPORATION

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

Critical Accounting Policies and Estimates

The methods, estimates and judgments used in applying the Company’s critical accounting policies have a significant impact on the results reported in the Consolidated Financial Statements. The SEC has defined the critical accounting policies as the ones that are most important to the portrayal of the Company’s financial condition and operating results, and requires the Company to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are highly uncertain at the time of estimation. Based on this definition, the Company’s most critical policies include: valuation of inventory (Notes 1 and 6 to the consolidated financial statements in Item 8 of the Company’s 2014 Form 10-K), valuation of losses related to Jones Act and worker’s compensation insurance claims (Note 1 to the consolidated financial statements in Item 8 of the Company’s 2014 Form 10-K), valuation of income and deferred taxes (Notes 1 and 13 to the consolidated financial statements in Item 8 of the Company’s 2014 Form 10-K), valuation of pension plan obligations (Notes 1 and 15 to the consolidated financial statements in Item 8 of the Company’s 2014 Form 10-K), energy swap valuations (Notes 1 and 18 to the consolidated financial statements in Item 8 of the Company’s 2014 Form 10-K) and the valuation of goodwill and other intangible assets (Notes 1 and 10 to the consolidated financial statements in Item 8 of the Company’s 2014 Form 10-K).

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

All of the Company’s goodwill and other intangible assets are the result of acquisitions in the human nutrition segment. This segment is comprised of three reporting units, 1) InCon and Cyvex, 2) WSP and 3) Bioriginal. For the annual quantitative testing performed as of December 31, 2014, the below table (in thousands) summarizes the carrying amount of goodwill and other indefinite lived intangibles and the extent to which those values exceed their respective calculated fair values:

Reporting Unit	Goodwill	Percent Fair Value Exceeds Carrying Value	Other Indefinite Lived Intangibles	Percent Fair Value Exceeds Carrying Value
InCon and Cyvex	$3,842	(1)	$914	(1)
WSP	11,614	less than 1%	1,127	153%
Bioriginal	27,045	(2)	3,871	(2)
	$42,501		$5,912

OMEGA PROTEIN CORPORATION

(1)

In conjunction with the impairment testing performed at December 31, 2014, goodwill and other indefinite lived intangibles were estimated to be impaired by $4.1 million and $0.6 million respectively. After these impairments were recorded, fair value approximated carrying value as of December 31, 2014.

(2)

The acquisition of Bioriginal was made in September 2014 and impairment testing has not been performed as of December 31, 2014. The Company anticipates performing this testing beginning in the second quarter of 2015.

Key assumptions in the fair value calculation of InCon and Cyvex include future fish oil and nutraceutical sales volumes and prices, tolling, the portion of sales attributable to trade secrets, production costs and the discount rate.  Key assumptions in the fair value calculation of WSP include dairy protein product sales volumes and prices, the portion of sales attributable to the brand name, the cost of availability of raw materials and the discount rate. For InCon, Cyvex and WSP, the assessments of goodwill and indefinitely lived intangible assets are based on assumptions that require speculation and are highly subjective given the early stage and transitional nature of the businesses. The Company’s annual quantitative tests have assumed increasing cash flows over the next several years, based on anticipated sales growth and improved profitability. Considering the level of sensitivity with respect to the key assumptions, if future cash flow expectations decline sufficiently, the estimated fair values would be reduced and could potentially result in a material impairment in a subsequent period.

The Company also has other key accounting policies and accounting estimates relating to the allowance of doubtful accounts (Note 1 to the consolidated financial statements in Item 8 of the Company’s 2014 Form 10-K) and valuation of shares-based compensation (Note 15 to the consolidated financial statements in Item 8 of the Company’s 2014 Form 10-K).  The Company believes that these key accounting policies and accounting estimates either do not generally require the Company to make estimates and judgments that are as difficult or as subjective as its critical accounting policies, or it is less likely that they would have a material impact on the Company’s reported results of operations for a given period.

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

Interim Results for the First Quarters ended March 31, 2015 and March 31, 2014

Animal Nutrition

	Three Months Ended March 31,
	2015	2014	Increase (Decrease)
	(in millions)
Revenues	$36.8	$55.3	$(18.5)
Cost of sales	26.3	36.2	(9.9)
Gross profit	10.5	19.1	(8.6)
Selling, general and administrative expenses (including research and development)	0.6	0.6	—
Loss related to plant closure	0.6	1.3	(0.7)
Other (gains) and losses	0.3	—	0.3
Operating income	$9.0	$17.2	$(8.2)

Revenues.    Animal nutrition revenues decreased $18.5 million, or 33.4%, from $55.3 million for the three months ended March 31, 2014 to $36.8 million for the three months ended March 31, 2015. The decrease in animal nutrition revenues was primarily due to decreased sales volumes of 76.4% and 12.0% for the Company’s fish oil and fish meal, respectively, partially offset by increased sales prices of 56.5% and 5.9% for the Company’s fish oil and fish meal, respectively. Considering fish meal, fish oil and fish solubles sales activities in total, the Company experienced approximately a $22.3 million decrease in revenues due to the decrease in sales volumes partially offset by a $3.8 million increase in revenues caused by increased sales prices, when comparing the three months ended March 31, 2015 and 2014. The decrease in fish oil and fish meal sales volumes is primarily due to the timing of contracts and decreased available inventory from prior season production as a result of lower fish catch and oil yields in the 2014 fishing season compared to the 2013 fishing season. The increase in fish oil sales prices is due to global supply and demand factors and a change in product mix related to a decreased relative volume of unrefined fish oil sales during the three months ended March 31, 2015.

OMEGA PROTEIN CORPORATION

Cost of sales.    Animal nutrition cost of sales, including depreciation and amortization, for the three months ended March 31, 2015 was $26.3 million, a decrease of $9.9 million, or 27.3%, as compared to the three months ended March 31, 2014. Cost of sales as a percentage of revenues was 71.4% for the three months ended March 31, 2015 as compared to 65.4% for the three months ended March 31, 2014. The increase in cost of sales as a percentage of revenues was primarily the result of increased cost per unit of sales of 18.2%, partially offset by increased revenue per unit of 8.4%, during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. The increase in cost per unit of sales during the three months ended March 31, 2015 is primarily due to decreased fish oils yields and slower than anticipated early season fish catch in 2014. Additionally, cost per unit of sales was negatively impacted by $0.4 million during the three months ended March 31, 2015 due to the recognition of diesel fuel hedging ineffectiveness. The increase in revenue per unit is primarily due to increased sales prices and product mix related to a decreased relative volume of unrefined fish oil sales during the three months ended March 31, 2015.

Gross profit.    Animal nutrition related gross profit decreased $8.6 million, or 44.8%, from $19.1 million for the three months ended March 31, 2014 to $10.5 million for the three months ended March 31, 2015. Gross profit as a percentage of revenue was 28.6% for the three months ended March 31, 2015 as compared to 34.6% for the three months ended March 31, 2014. The decrease in gross profit as a percentage of revenue was primarily due to the impact of decreased fish oil yields and slower than anticipated early season fish catch in 2014 on cost per unit of sales as discussed above.

Selling, general and administrative expenses.    Animal nutrition related selling, general and administrative expenses was $0.6 million for each of the three months ended March 31, 2015 and 2014.

Loss related to plant closure. As a result of the closing of the Cameron, Louisiana fish processing plant, the Company recognized an ongoing loss on closure of approximately $0.6 million in the three months ended March 31, 2015 primarily related to the relocation of certain assets at the Cameron facility and other closure costs not related to future inventory production. The Company recognized an ongoing loss on closure of approximately $1.3 million during the three months ended March 31, 2014 related to employee severances and other closure costs not related to future inventory production.

Other (gains) and losses.   The Company recorded other losses for the three months ended March 31, 2015 of $0.3 million related to the disposal of assets in the ordinary course of business. The Company recorded minimal gains or losses for the three months ended March 31, 2014.

Human Nutrition

	Three Months Ended March 31,
	2015	2014	Increase (Decrease)
	(in millions)
Revenues	$34.8	$8.2	$26.6
Cost of sales	30.6	6.8	23.8
Gross profit	4.2	1.4	2.8
Selling, general and administrative expenses (including research and development)	5.0	1.9	3.1
Other (gains) and losses	—	0.2	(0.2)
Operating income	$(0.8)	$(0.7)	$(0.1)

Revenues.    Human nutrition revenues increased $26.6 million, or 323%, from $8.2 million for the three months ended March 31, 2014 to $34.8 million of revenue for the three months ended March 31, 2015, due primarily to the addition of Bioriginal. Bioriginal, acquired on September 5, 2014, added $26.4 million of revenue during the three months ended March 31, 2015. Protein products contributed $3.5 million of revenue during the three months ended March 31, 2015 as compared to $3.0 million for the three months ended March 31, 2014. Other nutraceutical ingredients provided $3.3 million of revenue during the three months ended March 31, 2015 as compared to $3.8 million during the three months ended March 31, 2014. Other Omega-3 fish oil ingredients and tolling supplied $1.6 million of revenue (including $0.5 million from tolling) during the three months ended March 31, 2015 as compared to $1.4 million (including $0.3 million from tolling) for the three months ended March 31, 2014.

OMEGA PROTEIN CORPORATION

Cost of sales.    Human nutrition cost of sales, including depreciation and amortization, for the three months ended March 31, 2015 was $30.6 million, a $23.8 million increase, or 347%, as compared to the three months ended March 31, 2014. Human nutrition cost of sales as a percentage of revenue increased from 83.1% for the three months ended March 31, 2014 to 87.8% for the three months ended March 31, 2015. Bioriginal, acquired on September 5, 2014, added $22.7 million of cost of sales during the three months ended March 31, 2015.

Protein products cost of sales was $3.5 million for the three months ended March 31, 2015 as compared to $2.7 million during the three months ended March 31, 2014. The increase in protein products cost of sales was mainly attributed to increased sales volume and inefficiencies associated with the recent plant expansion. Other nutraceutical ingredients cost of sales was $2.1 million during the three months ended March 31, 2015 as compared to $2.2 million for the three months ended March 31, 2014. Other Omega-3 fish oil ingredients and tolling cost of sales was $2.2 million during the three months ended March 31, 2015 as compared to $1.9 million for the three months ended March 31, 2014.

Gross profit.    Human nutrition gross profit increased $2.8 million, or 206%, from $1.4 million for the three months ended March 31, 2014 to $4.2 million for the three months ended March 31, 2015. Gross profit as a percentage of revenue was 12.2% for the three months ended March 31, 2015 as compared to 16.9% for the three months ended March 31, 2014. The decrease in gross profit as a percentage of revenue was primarily due to changes in product mix and a decreased gross profit as a percentage of revenue for protein products.

Selling, general and administrative expenses.    Human nutrition selling, general and administrative expenses increased $3.1 million, or 161.8%, from $1.9 million for the three months ended March 31, 2014 to $5.0 million for the three months ended March 31, 2015. The increase in selling, general and administrative expenses is primarily due to the acquisition of Bioriginal in September 2014.

Other (gains) and losses.   Human nutrition related other losses were $0.2 million for the three months ended March 31, 2014. No such losses occurred during the three months ended March 31, 2015.

Unallocated

	Three Months Ended March 31,
	2015	2014	Increase (Decrease)
	(in millions)
Selling, general and administrative expenses (including research and development)	$4.6	$4.1	$0.5
Operating income	$(4.6)	$(4.1)	$(0.5)

Selling, general and administrative expenses (including research and development). Unallocated selling, general and administrative expenses increased $0.5 million, or 12.2%, from $4.1 million for the three months ended March 31, 2014 to $4.6 million for the three months ended March 31, 2015. The increase in selling, general and administrative expenses is primarily due to increased professional services expenses.

Other non-segmented results of operation

Interest expense.    Interest expense increased $0.2 million from $0.2 million for the three months ended March 31, 2014 to $0.4 million for the three months ended March 31, 2015. The increase in interest expense is primarily due to increased borrowings associated with the acquisition of Bioriginal in September 2014. Capitalized interest, which offsets interest expense, was $0.2 million for each of the three months ended March 31, 2015 and 2014.

Loss on foreign currency.    Loss on foreign currency related to Bioriginal, acquired in September 2014, was $0.5 million for the three months ended March 31, 2015. No such gain was recognized for the three months ended March 31, 2014.

Provision for income taxes.    The Company recorded a $1.0 million provision for income taxes for the three months ended March 31, 2015 representing an effective tax rate of 36.9% for income taxes compared to 33.9% for the three months ended March 31, 2014. The increase in the effective tax rate is primarily the result of non-deductible expenses. The statutory tax rate of 35% for U.S. federal taxes was in effect for each of the three months ended March 31, 2015 and 2014.

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

Liquidity and Capital Resources

Historically, the Company’s primary sources of liquidity and capital resources have been cash flows from operations, bank credit facilities and term loans from various lenders provided pursuant to the U.S. Maritime Administration’s Fisheries Finance Program (“FFP”), which is offered through National Marine Fisheries Services (“NMFS”) under Title XI of the Marine Act of 1936 (“Title XI”). These sources of cash flows have been used for operations, capital expenditures, payment of long-term debt, business acquisitions, purchases of fish meal and fish oil and the purchase and retirement of shares of the Company’s common stock in 2006.

At March 31, 2015, the Company had an unrestricted cash balance of $0.2 million, a decrease of $1.2 million from December 31, 2014. Omega Protein’s annual revenues and its resulting liquidity are highly dependent on annual fish catch, production yields, selling prices for its products and inventories available for sale.  Omega Protein’s average selling prices for its animal nutrition ingredients for three months ended March 31, 2015 were 9.6% higher than its average selling prices for the year ended December 31, 2014.  Additionally, Omega Protein’s average per unit cost of sales for its animal nutrition ingredients for three months ended March 31, 2015 were 11.4% higher than its average per unit cost of sales for the year ended December 31, 2014.

The aggregate amount of the Company’s outstanding indebtedness as of March 31, 2015 was approximately $39.7 million compared to approximately $35.2 million as of December 31, 2014.  The Company has a moderately leveraged financial structure which could limit its financial flexibility. In particular, the Company will be required to use a portion of its cash flows to pay principal and interest on its debt, which will reduce the amount of money the Company has for operations, capital expenditures, expansion, acquisitions or general corporate or other business activities. In addition, the covenants contained in the Company’s debt agreements limit its ability to borrow money in the future for acquisitions, capital expenditures or to meet the Company’s operating expenses or other general corporate obligations. See “Item 1A. Risk Factors - The Company has a moderate amount of indebtedness, which may adversely affect its ability to operate its business, remain in compliance with debt covenants and make payments on its debt” in the Company’s 2014 Form 10-K.

As of March 31, 2015, the Company has contracted through energy swap derivatives or physical contracts a portion of its estimated 2015 and 2016 energy use.

Source of Capital: Operations

Net cash flow provided by operating activities decreased from approximately $21.0 million for the three months ended March 31, 2014 to $3.8 million for the three months ended March 31, 2015. The decrease in operating cash flow is primarily attributable to decreased net income and changes in working capital driven by normal business operations including less inventory sold by the animal nutrition segment.

Source of Capital: Debt

Net financing activities provided cash of $5.5 million and used cash of $1.2 million during the three months ended March 31, 2015 and 2014, respectively. The three months ended March 31, 2015 included $1.0 million in proceeds and tax effects received from stock options exercised, $0.2 million in stock repurchases relating to employee returns of restricted stock to the Company in satisfaction of withholding taxes, $3.1 million in debt principal payments and $7.8 million in debt principal borrowings. The three months ended March 31, 2014 included $0.1 million in proceeds and tax effects received from stock options exercised, $0.1 million related to stock repurchases relating to employee returns of restricted stock to the Company in satisfaction of withholding taxes and $1.2 million in debt principal payments.

OMEGA PROTEIN CORPORATION

In June 2011, pursuant to the Title XI program, the FFP approved a financing application made by the Company in the amount of $10.0 million (the “Approval Letter”) which expires on June 20, 2016. To date, the Company has not borrowed any amounts under the Approval Letter and its ability to do so has been adversely affected by an EPA notice that the Company’s Omega Protein subsidiary is ineligible, as a result of its previous convictions under the Clean Water Act, for receipt of government contracts or benefits in certain cases. See “Item 1A. Risk Factors - If our Omega Protein subsidiary fails to comply with the terms of its probation under a plea agreement entered into in June 2013, we could be subject to criminal prosecution” in the Company’s 2014 Form 10-K for further detail on this EPA notice. As of March 31, 2015 and December 31, 2014, the Company had approximately $20.5 million and $21.1 million, respectfully, of borrowings outstanding under Title XI and was in compliance with all of the covenants contained therein.

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

All Loans and all other obligations outstanding under the Loan Agreement are payable in full on March 21, 2017. As of March 31, 2015 and December 31, 2014, the Company had $3.5 million and $2.0 million, respectively, outstanding under the Loan Agreement and approximately $3.5 million in letters of credit. As of March 31, 2015, the Company was in compliance with all financial covenants under the Loan Agreement. The Company has no off-balance sheet arrangements other than normal operating leases and standby letters of credit.

On June 6, 2010, Bioriginal Europe entered into a credit facility with ING Bank N.V. which provides borrowings up to 250,000 Euro.  Under the credit facility, interest is paid at 2.97% plus the EURIBOR rate (currently 2.98%) and is secured by Bioriginal Europe’s equipment.  The credit facility contains cross default provisions and other covenants.   As of March 31, 2015, there were no outstanding borrowings under this credit facility.

In March 2015, Bioriginal Europe extended its credit facility with ING Commercial Finance B.V. which provides borrowings up to an amount based on accounts receivable and inventory balances, and matures on March 31, 2018.  Advances are repayable on demand and bear interest payable monthly at 1.75% + EURIBOR (currently 1.70%).  The credit facility is secured by accounts receivable and inventory of Bioriginal Europe to a maximum of 85% of accounts receivable and 60% of inventory.  The credit facility contains cross default provisions and other covenants.  As of March 31, 2015, $2.2 million was outstanding under this credit facility, which is included in current maturities.

On April 15, 2014, Bioriginal Canada entered into a credit facility with HSBC Bank of Canada (the “Bioriginal Credit Facility”) which provides borrowings up to $20.0 million Canadian dollars and matures on March 15, 2019, subject to HSBC’s right to terminate the facility in its sole discretion. Under the Bioriginal Credit Facility, Bioriginal Canada has an operating line of credit for which interest is paid at HSBC prime rate plus 1.25% (currently 4.5%) and is secured by Bioriginal Canada’s accounts receivable and inventory and is payable on demand. Additionally, there is a separate maximum of $4.2 million related to letters of credit. At March 31, 2015 Bioriginal has issued $4.2 million in letters of credit in support of product purchases from a foreign supplier. Generally these letters of credit are insured by Export Development Canada and are not considered to be drawn under this credit facility. As of March 31, 2015, $13.5 million was outstanding under these subsections of the credit facility, which is included in current maturities.

The Company’s notes payable and long-term debt are more fully explained in Note 11 to the consolidated financial statements in Item 8 of the Company’s Form 10-K for the fiscal year ended December 31, 2014.

Use of Capital: Operations

The Company’s investing activities consist mainly of acquisition costs and capital expenditures for equipment purchases, replacements, vessel refurbishments, plant expansions, fish oil refining processes and technology. Net investing activities, without acquisition activities, used cash of $10.6 million and $12.8 million for the three month ended March 31, 2015 and 2014, respectively. The Company made capital expenditures of approximately $10.6 million and $12.8 million, for the three month periods ended March 31, 2015 and 2014, respectively, including $0.2 million of capitalized interest. The Company anticipates investing an additional $20 million to $28 million in capital expenditures during the remainder of 2015, excluding capitalized interest, primarily for the expansion and refurbishment of vessels and plant assets, regulatory and environmental requirements and for the repair of certain equipment. Additional investment opportunities or requirements may arise during the year, which could cause capital expenditures to exceed this range.

OMEGA PROTEIN CORPORATION

Use of Capital: Acquisitions

The Company from time to time considers potential transactions including, but not limited to, enhancement of physical facilities to improve production capabilities, the acquisition of other businesses and the repurchase of the Company’s common stock. Certain of the potential transactions reviewed by the Company would, if completed, result in its entering new lines of business, although historically, these opportunities have been generally related in some manner to the Company’s existing operations or which have added new nutritional products or capabilities to the Company’s product lines. Depending on the size of the acquisition, the Company would expect to finance the transaction using internally generated cash flows and its current credit agreements, or, if necessary, equity or new debt financings. The Company cannot assure that such financings will be available on acceptable terms, if at all.

Use of Capital: Contractual Obligations

The following tables aggregate information about the Company’s contractual cash obligations and other commercial commitments (in thousands) as of March 31, 2015:

	Payments Due by Period
		Less than	1 to 3	4 to 5	After 5
Contractual Cash Obligations	Total	1 year	years	years	years

Long-term debt	$39,675	$18,379	$9,126	$5,506	$6,664
Interest on long-term debt	5,353	1,283	2,030	1,182	858
Operating lease obligations	13,772	2,753	5,354	4,089	1,576
Pension funding (1)	4,765	1,200	975	1,600	990
Total Contractual Cash Obligations	$63,565	$23,615	$17,485	$12,377	$10,088

(1)	Represents estimated future benefit payments based on the expected return on plan assets and assumptions regarding discount rates.

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

OMEGA PROTEIN CORPORATION

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

In the normal course of business, the financial condition of the Company is exposed to minimal market risk associated with interest rate movements on the Company’s borrowings.  In the past, to mitigate this risk, the Company has entered into interest rate swap agreements to effectively lock-in the LIBOR component of certain debt instruments.  However, no interest rate swap agreements are currently in effect. As of March 31, 2015, $19.2 million of the Company’s indebtedness is subject to variable interest rates. A one percent increase or decrease in the levels of interest rates on variable rate debt would not result in a material change to the Company’s results of operations.

The Company is exposed to market risk associated with diesel, natural gas, propane and potentially Bunker C fuel oil.  To partially mitigate this risk, the Company has forward purchased a portion of its expected diesel and natural gas usage for 2015 and 2016. For 2015, the Company is exposed to market risk associated with increases in diesel, natural gas, propane and potentially Bunker C fuel oil prices related to the portion not covered by swaps or held in material and supplies inventory as of March 31, 2015.

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

There have been no significant changes to the Company’s exposure to market risk since the Company’s 2014 Form 10-K.

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

OMEGA PROTEIN CORPORATION

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is defending various claims and litigation arising from operations in the ordinary course of the Company’s business. In the opinion of management, except as noted in the Company’s annual report on Form 10-K for the year ended December 31, 2014, any losses resulting from these matters will not have a material adverse effect on the Company’s results of operations, cash flows or financial position.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Form 10-K for the fiscal year ended December 31, 2014, except as follows:

The ASMFC has initiated regulatory action that may change the Atlantic menhaden quota among ASMFC member states or that may utilize new management reference points, either of which may lower future Atlantic menhaden harvests by the Company. In May 2015, the ASMFC Menhaden Board established a new coast-wide quota for Atlantic menhaden for 2015 and 2016 in response to the positive Atlantic Menhaden stock assessment. The revised coast-wide quota for the 2015 and 2016 fishing seasons is 187,880 mt, which represents a ten percent increase above the quota established in 2012. The allocation formula among ASMFC member states remains the same as established in 2012. As a result, after taking into account allocations among and within ASMFC member states, the Company’s harvest for 2015 and 2016 is limited to approximately 143,000 mt. As a result of this action, the Company expects to increase the number of Atlantic fishing vessels from seven to eight for the 2015 fishing season.

At its May 2015 meeting, the ASMFC Menhaden Board also initiated a management action to review and potentially change the allocation of quota among the ASMFC member states. This reassessment was called for in the 2012 amendment that established the coast-wide quota system. Some ASMFC member states with relatively low allocations of menhaden have argued that Virginia’s 85+% share of the Atlantic menhaden quota is too high. While the current allocation is based on recent historical landings data, a common method by which the ASMFC allocates fishing privileges among its member states, it is possible that the ASMFC could decide to re-allocate in a manner that results in a lower percentage increase to Virginia and/or the Company. If this re-allocation were to occur and depending on the magnitude of the reduction, it could have a material adverse impact on the Company’s business, financial results or results of operations.

The management action initiated by the Menhaden Board in May 2015 will also consider establishing new management reference points – benchmarks used to establish quotas and determine when the stock is considered overfished – that consider Atlantic Menhaden’s role as forage in the marine ecosystem. The Company does not expect this management action to be completed and effective until 2017. The new, higher quota levels have been set by the Menhaden Board below new, more conservative reference points recommended by the stock assessment panel and the menhaden stock is above the level that would be considered overfished. As a result, while the Company does not anticipate that the new reference points under consideration will have a material adverse impact on its business, financial condition or results of operation, it is not possible to predict how the ASMFC may utilize these reference points and what effect that they might ultimately have on the Company’s business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company has never declared any dividends since it became a public company in April 1998. The Company generally intends to retain earnings, if any, and does not anticipate declaring or paying dividends on its common stock in the foreseeable future. Any future determination as to payment of dividends will be made at the discretion of the Board of Directors of the Company and will depend upon the Company’s operating results, financial condition, capital requirements, general business conditions and such other factors that the Board of Directors deems relevant. See “Item 2—Management’s Discussion and Analysis of Financial Conditional and Results of Operations—Liquidity and Capital Resources.”

In January 2014, July 2014 and December 2014, the Company repurchased 4,623 shares, 4,395 shares and 51,414 shares of Common Stock, respectively, for the payment of withholding taxes due on vesting of restricted stock awards. These shares had an average price paid per share of $12.42, $13.90 and $9.26, respectively.

OMEGA PROTEIN CORPORATION

The following table sets forth information with respect to repurchases by the Company of its shares of Common Stock during the first quarter of 2015:

Period	Total number of shares repurchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
January 1- January 31, 2015	7,000	$10.55	0	0
February 1- February 28, 2015	7,590	$11.12	0	0
March 1- March 31, 2015	0	—	0	0
First Quarter 2015	14,590	$10.84	0	0

(1)	During the first quarter of 2015, all repurchased shares related to stock received by the Company for the payment of withholding taxes due on vesting of restricted stock awards.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description of Exhibit
*10.1

Omega Protein Corporation 2015 Cash Incentive Performance Unit Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 27, 2015).

*10.2

Form of Restricted Stock Agreement for February 26, 2015 grants of restricted stock awards (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on February 27, 2015).

*10.3

Employment Agreement dated as of March 10, 2015 between Omega Protein Corporation and Montgomery Deihl (incorporated by reference to Exhibit 10.63 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the Commission on March 11, 2015).

31.1	Rule 13a-14(a)/15d-14(a) Certification for Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification for Chief Financial Officer.

32.1	Section 1350 Certification for Chief Executive Officer.

32.2	Section 1350 Certification for Chief Financial Officer.

#101.INS	XBRL Instance Document.

#101.SCH	XBRL Taxonomy Extension Schema Document.

#101.PRE	XBRL Taxonomy Presentation Linkbase Document.

#101.LAB	XBRL Taxonomy Label Linkbase Document.

#101.CAL	XBRL Taxonomy Calculation Linkbase Document.

#101.DEF	XBRL Definition Linkbase Document.

OMEGA PROTEIN CORPORATION

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

OMEGA PROTEIN CORPORATION
(Registrant)

May 11, 2015	By:	/s/ Andrew C. Johannesen
Andrew C. Johannesen
Executive Vice President, Chief Financial Officer