Form 10-Q
period 2015-06-30
OMEGA PROTEIN CORP
filed 2015-08-05
CIK 1053650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Yes      No X .

Number of shares outstanding of the Registrant's Common Stock, par value $0.01 per share, on July 30, 2015: 21,714,004.

OMEGA PROTEIN CORPORATION

OMEGA PROTEIN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

(In thousands, except par value amounts)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements and Notes

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$1,047	$1,430
Receivables, net	57,030	36,621
Inventories	101,737	97,513
Deferred tax asset, net	1,844	1,871
Prepaid expenses and other current assets	6,706	4,936
Total current assets	168,364	142,371
Other assets, net	2,345	2,309
Property, plant and equipment, net	179,630	169,932
Goodwill	42,049	42,501
Other intangible assets, net	21,776	23,002
Total assets	$414,164	$380,115

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$16,956	$14,741
Accounts payable	12,844	21,047
Accrued liabilities	30,059	23,216
Total current liabilities	59,859	59,004
Long-term debt, net of current maturities	42,098	20,486
Deferred tax liability, net	25,114	25,949
Pension liabilities, net	4,722	5,375
Other long-term liabilities	4,506	3,419
Total liabilities	136,299	114,233
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 authorized shares; none issued	—	—
Common Stock, $0.01 par value; 80,000,000 authorized shares; 21,786,026 and 21,587,751 shares issued and 21,711,004 and 21,527,319 shares outstanding at June 30, 2015 and December 31, 2014, respectively	212	210
Capital in excess of par value	143,849	141,855
Retained earnings	145,741	135,268
Treasury stock, at cost – 75,022 and 60,432 shares at June 30, 2015 and December 31, 2014, respectively	(753)	(595)
Accumulated other comprehensive loss	(11,184)	(10,856)
Total stockholders’ equity	277,865	265,882
Total liabilities and stockholders’ equity	$414,164	$380,115

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OMEGA PROTEIN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues	$93,176	$71,913	$164,799	$135,413
Cost of sales	67,345	51,489	124,173	94,496
Gross profit	25,831	20,424	40,626	40,917

Selling, general, and administrative expense	9,997	6,526	19,413	12,619
Research and development expense	770	544	1,544	1,028
Loss related to plant closure	649	2,616	1,287	3,939
Loss (gain) on disposal of assets	27	(14)	334	233
Operating income	14,388	10,752	18,048	23,098
Interest income	—	5	4	13
Interest expense	(465)	(135)	(827)	(382)
Gain (loss) on foreign currency	83	—	(462)	—
Other expense, net	(94)	(118)	(204)	(174)
Income before income taxes	13,912	10,504	16,559	22,555

Provision for income taxes	5,108	3,871	6,086	7,951
Net income	8,804	6,633	10,473	14,604

Other comprehensive income (loss):
Foreign currency translation adjustment net of tax (expense) benefit of ($180), $0, $706 and $0, respectively	334	—	(1,311)	—
Energy swap adjustment, net of tax (expense) benefit of ($354), $10, ($319) and $20, respectively	657	(19)	593	(37)
Pension benefits adjustment, net of tax expense of $105, $80, $210 and $160, respectively	195	148	390	297
Comprehensive income	$9,990	$6,762	$10,145	$14,864
Basic earnings per share (See Note 13)	$0.41	$0.32	$0.48	$0.70
Weighted average common shares outstanding	21,111	20,428	21,059	20,392
Diluted earnings per share (See Note 13)	$0.40	$0.31	$0.47	$0.68
Weighted average common shares and potential common share equivalents outstanding	21,573	21,105	21,522	21,062

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OMEGA PROTEIN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in thousands)

	Six Months Ended
	June 30,
	2015	2014
Cash flows from operating activities:
Net income	$10,473	$14,604
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,911	10,335
Loss related to plant closure	—	1,956
Loss (gain) on disposal of assets	334	233
Provisions for losses on receivables	24	24
Share based compensation	999	944
Deferred income taxes	(16)	1,110
Unrealized loss on foreign currency fluctuations, net	462	—
Changes in assets and liabilities:
Receivables	(20,710)	(10,188)
Inventories	(4,625)	14,271
Prepaid expenses and other current assets	(2,154)	(1,724)
Other assets	(732)	1,679
Accounts payable	(8,536)	(1,306)
Accrued liabilities	7,326	(1,718)
Pension liability, net	(263)	(482)
Other long term liabilities	1,245	(2)
Net cash (used in) provided by operating activities	(4,262)	29,736
Cash flows from investing activities:
Proceeds from disposition of assets	36	193
Capital expenditures	(21,030)	(23,268)
Net cash used in investing activities	(20,994)	(23,075)
Cash flows from financing activities:
Principal payments of long-term debt	(3,793)	(1,851)
Proceeds from long-term debt	27,827	—
Purchase treasury stock at cost	(158)	(57)
Proceeds from stock options exercised	846	946
Excess tax benefit of stock options exercised	151	456
Net cash (used in) provided by financing activities	24,873	(506)
Net increase (decrease) in cash and cash equivalents	(383)	6,155
Cash and cash equivalents at beginning of year	1,430	34,059
Cash and cash equivalents at end of period	$1,047	$40,214

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	SIGNIFICANT ACCOUNTING POLICIES

   SUMMARY OF OPERATIONS AND BASIS OF PRESENTATION

Business Description

Omega Protein Corporation (the “Company”) is a nutritional products company that develops, produces and delivers healthy products throughout the world to improve the nutritional integrity of foods, dietary supplements and animal feeds. The Company operates through two industry segments: animal nutrition and human nutrition.

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

In the opinion of management the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the Company’s consolidated financial position as of June 30, 2015, and the results of its operations for the three month and six month periods ended June 30, 2015 and 2014 and its cash flows for the six month periods ended June 30, 2015 and 2014. Quarterly operating results are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

As noted in the March 31, 2015 Quarterly Report on Form 10-Q, the Company revised the December 31, 2014 unaudited consolidated balance sheet to correct for the classification of $0.4 million of accounts payable to other long-term liabilities.  This revision was not considered to be material, individually or in the aggregate, to previously issued financial statements. The revisions had no effect on the results of operations (net or comprehensive income) or financial condition (stockholders’ equity).

Revenue Recognition

The Company derives revenue principally from the sales of a variety of protein and oil products derived from menhaden. In addition and as a result of its acquisitions of Cyvex, InCon, WSP and Bioriginal, the Company’s revenues include sales of dietary supplements and food ingredients and products. The Company recognizes revenue for the sale of its products when price is established, collectability is reasonably assured and risk and rewards of ownership of its products and title are transferred to the customer.

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

Energy Swap	Consumption Period	Quantity	Price Per Unit	Energy Swap Asset/(Liability) as of June 30, 2015	Deferred Tax Asset/(Liability) as of June 30, 2015
				(in thousands)
Diesel - NYMEX Heating Oil Swap	July - November, 2015	1,899,911 Gallons	$2.45	$(1,293)	$453
Natural Gas - NYMEX Natural Gas Swap	July – October, 2015	142,908 MMBTUs	$3.26	(100)	35
Propane – Natural Gas Liquids Swap	July - November, 2015	1,472,720 Gallons	$0.71	(353)	123
Diesel - NYMEX Heating Oil Swap	May - November, 2016	2,050,679 Gallons	$2.30	(500)	175
Natural Gas - NYMEX Natural Gas Swap	April – October, 2016	250,000 MMBTUs	$3.18	(5)	2
Propane – Natural Gas Liquids Swap	June - November, 2016	1,902,590 Gallons	$0.58	(58)	20
				$(2,309)	$808

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Energy Swap	Consumption Period	Quantity	Price Per Unit	Energy Swap Asset/(Liability) as of December 31, 2014	Deferred Tax Asset/(Liability) as of December 31, 2014
				(in thousands)
Diesel - NYMEX Heating Oil Swap	May - November, 2015	2,333,848 Gallons	$2.75	$(2,097)	$734
Natural Gas - NYMEX Natural Gas Swap	April – October, 2015	114,000 MMBTUs	$4.09	(125)	44
Propane – Natural Gas Liquids Swap	June - November, 2015	1,024,800 Gallons	$0.86	(346)	121
Diesel - NYMEX Heating Oil Swap	May - November, 2016	1,333,464 Gallons	$2.50	(679)	238
Propane – Natural Gas Liquids Swap	June - November, 2016	341,600 Gallons	$0.67	(41)	14
				$(3,288)	$1,151

As of June 30, 2015, Omega Protein has recorded a long-term liability of $0.6 million, net of the current portion included in other current liabilities of $1.7 million, to recognize the fair value of energy swap derivatives, and has also recorded a deferred tax asset of $0.8 million associated therewith. As of December 31, 2014, Omega Protein has recorded a long-term liability of $0.7 million net of the current portion included in other current liabilities of $2.6 million to recognize the fair value of energy swap derivatives, and has also recorded a deferred tax asset of $1.2 million associated therewith. The effective portion of the change in fair value from inception to June 30, 2015 is recorded in “accumulated other comprehensive loss” in the Company’s unaudited condensed consolidated financial statements. The following table illustrates the changes recorded, net of tax, in accumulated other comprehensive loss resulting from the energy swap agreements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Beginning balance	$(2,201)	$161	$(2,137)	$179
Net (gain) loss, net of tax, reclassified to unallocated inventory cost pool	557	(90)	557	(90)
Net change associated with current period swap transactions, net of tax	100	71	36	53
Balance as of June 30,	$(1,544)	$142	$(1,544)	$142

The $1.5 million reported in accumulated other comprehensive loss as of June 30, 2015 will be reclassified to the unallocated inventory cost pool in the period when the energy consumption takes place. The amount to be reclassified, net of taxes, during the next 12 months is expected to be approximately $1.2 million.

The aggregate fair value of derivative instruments in gross liability positions as of June 30, 2015 and December 31, 2014 was $2.4 million and $3.3 million, respectively. These amounts represent the maximum exposure to loss at the reporting date as a result of all of the counterparties failing to perform as contracted.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

As of June 30, 2015 (in thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts of Assets (Liabilities)Offset	Net Amounts of Assets (Liabilities) Presented in the Balance Sheet
Energy swap derivatives – liability position	$(2,448)	$139	$(2,309)

As of December 31, 2014 (in thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts of Assets (Liabilities)Offset	Net Amounts of Assets (Liabilities) Presented in the Balance Sheet
Energy swap derivatives – liability position	$(3,288)	$-	$(3,288)

If, at any time, the swaps are determined to be ineffective due to changes in the Company’s energy usage or underlying hedge agreements or assumptions, the fair value of the portion of the energy swaps determined to be ineffective will be recognized as a gain or loss in cost of sales for the applicable period. For the three months ended June 30, 2015 and 2014, the Company recognized a gain of $0.5 million and $0 million, respectively, to cost of sales resulting from transactions associated with the ineffectiveness of diesel energy swaps. For the six months ended June 30, 2015 and 2014, the Company recognized a gain of $0.1 million and $0 million, respectively, to cost of sales resulting from transactions associated with the ineffectiveness of diesel energy swaps. The fair value of all outstanding derivatives is determined using a model with inputs that are observable in the market or can be derived from or corroborated by observable data (level 2).

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

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive (loss) gain, net of tax, included in stockholders’ equity are as follows:

Changes in Accumulated Other Comprehensive Loss by Component

For the Six Months Ended June 30, 2015 (in thousands)

	Gains and Losses On Cash Flow Hedges		Defined Benefit Pension Items		Foreign currency Translation adjustment	Total
Balance as of December 31, 2014	$(2,137)		$(7,804)		$(915)	$(10,856)
Other comprehensive loss before reclassifications	36		—		(1,311)	(1,275)
Amounts reclassified from accumulated other comprehensive loss	557	(a)	390	(b)	—	947
Net current-period other comprehensive income	593		390		(1,311)	(328)
Balance as of June 30, 2015	$(1,544)		$(7,414)		$(2,226)	$(11,184)

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Changes in Accumulated Other Comprehensive Loss by Component

For the Six Months Ended June 30, 2014 (in thousands)

	Gains and Losses On Cash Flow Hedges		Defined Benefit Pension Items		Total
Balance as of December 31, 2013	$179		$(6,387)		$(6,208)
Other comprehensive loss before reclassifications	53		—		53
Amounts reclassified from accumulated other comprehensive loss	(90)	(a)	297	(b)	207
Net current-period other comprehensive income	(37)		297		260
Balance as of June 30, 2014	$142		$(6,090)		$(5,948)

(a)	This accumulated other comprehensive income component is reclassified to the unallocated inventory cost pool in the period when the energy consumption takes place.
(b)

This accumulated other comprehensive income component is included in the computation of net periodic pension costs as amortization of actuarial loss which are explained in more detail in Note 15 to the consolidated financial statements in Item 8 of the Company’s Form 10-K for the fiscal year ended December 31, 2014.

Recently Issued Accounting Standards

In May 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities that Calculate Net Asset Value Per Share (or Its Equivalent).  The amendments remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. The new standard is effective in annual periods beginning after December 15, 2015 and interim periods within those annual periods. Early adoption is permitted. The Company’s adoption of FASB ASU No. 2015-07 is not expected to have a material impact on the Company’s consolidated results of operations, financial position and related disclosures.

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, Interest- Imputation of Interest (Subtopic 835-30).  The amendments require that debt issuance costs related to recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. The new standard is effective in annual periods beginning after December 15, 2015 and interim periods within those annual periods. Early adoption is permitted. The Company’s adoption of FASB ASU No. 2015-03 is not expected to have a material impact on the Company’s consolidated results of operations, financial position and related disclosures.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810).  The amendments (1) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities, (2) eliminate the presumption that a general partner should consolidate a limited partnership, (3) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships, and (4) provide a scope exception from consolidation guidance for reporting entities with interest in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. The new standard is effective in annual periods beginning after December 15, 2015 and interim periods within those annual periods. Early adoption is permitted. The Company’s adoption of FASB ASU No. 2015-02 is not expected to have an impact on the Company’s consolidated results of operations, financial position and related disclosures.

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

Stock-Based Compensation

Stock Options

The Company has issued non-qualified stock options under its incentive plans. The options generally vested in equal installments over three years and expire in ten years. As of and for the quarters ended June 30, 2015 and 2014, all stock options were vested and no stock-based compensation costs related to stock options was incurred.

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

During the six month periods ended June 30, 2015 and 2014, the Company issued 107,083 and 117,885 shares of restricted stock, respectively, under the 2015 Long Term Incentive Plan and the 2006 Incentive Plan to employees and non-employee directors. The Company’s compensation expense related to restricted stock, which is primarily reflected in selling, general and administrative expenses in the unaudited condensed consolidated statement of comprehensive income, was approximately $0.5 million and $0.4 million ($0.3 million and $0.3 million after tax) for the three months ended June 30, 2015 and 2014, respectively, and approximately $1.0 million and $0.7 million ($0.6 million and $0.5 million after tax) for the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015, there was approximately $4.2 million ($2.8 million after tax) of unrecognized compensation expense related to non-vested restricted stock that is expected to be recognized over a weighted-average period of 1.3 years, of which $1.3 million ($0.9 million after-tax) of compensation expense is expected to be recognized during the remainder of fiscal year 2015.

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

The Company’s compensation expense related to performance units, which is primarily reflected in selling, general and administrative expenses in the unaudited condensed consolidated statement of comprehensive income, was approximately $0.3 million and $0.1 million ($0.2 million and $0.1 million after tax) for the three months ended June 30, 2015 and 2014, respectively, and approximately $0.7 million and $0.2 million ($0.4 million and $0.1 million after tax) for the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015, there was approximately $2.5 million ($1.6 million after tax) of unrecognized compensation expense related to performance units that is expected to be recognized over a weighted-average period of 2.2 years, of which $0.6 million ($0.4 million after-tax) of compensation expense is expected to be recognized during the remainder of fiscal year 2015.

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

B. Recording of Assets Acquired and Liabilities Assumed

In connection with its acquisition of Bioriginal, the Company paid an aggregate purchase price of $70.5 million, plus an estimated working capital adjustment of $0.7 million, to the sellers as follows: (i) $46.5 million in cash to the sellers, (ii) assumption of approximately $21.5 million of Bioriginal’s indebtedness, and (iii) issuance of 238,377 shares of restricted common stock of the Company valued at approximately $3.2 million (based on a 30-day average closing price) to certain sellers (the “Management Sellers”). The restrictions on the shares will terminate, with certain exceptions, on the third anniversary of the closing date and are subject to the terms and conditions of the Purchase Agreement; see Note - 1 Significant Accounting Policies Summary of Operations and Basis of Presentation for more information on Restricted Stock. The Purchase Agreement also provides for a performance-based earn-out amount of up to a maximum that, as of December 31, 2014, was $7.1 million Canadian dollars to be paid in September 2017 to the Management Sellers for achieving or exceeding certain adjusted EBITDA targets for Bioriginal during calendar years 2014 through 2016; see Note 12 Commitments and Contingencies for additional information. During the six months ended June 30, 2015, the Company received $0.1 million related to the finalization of the closing working capital adjustment.

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

	Revenue	Net income
	(in thousands)
2014 supplemental pro forma from April 1, 2014 – June 30, 2014	$102,612	$6,344
2014 supplemental pro forma from January 1, 2014 – June 30, 2014	$192,021	$15,234

NOTE 3. PLANT CLOSURE

In December 2013, the Company effectively closed its menhaden fish processing plant located in Cameron, Louisiana and re-deployed certain vessels from that facility to the Company’s other Gulf Coast facilities located in Abbeville, Louisiana and Moss Point, Mississippi. In conjunction with the closure, the following charges were incurred in the Company’s unaudited condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2015 and from December 2013 to June 30, 2015:

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014	December 2013 to June 30, 2015
	(in thousands)
Impairment of property, plant and equipment	$—	$1,647	$—	$1,739	$7,922
Write-off material and supplies inventory	—	—	—	17	150
Employee severance costs	—	26	—	240	732
Estimated decommissioning costs	—	—	—	—	250
Other ongoing closure costs not attributable to future production	649	943	1,287	1,943	5,887
Total loss related to plant closure	$649	$2,616	$1,287	$3,939	$14,941

In addition to the above recognized losses, the Company expects that it may have additional losses related to ongoing costs not attributable to future production such as site costs, clean-up and disassembly.

NOTE 4. RECEIVABLES, NET

Receivables are summarized as follows:

	June 30, 2015	December 31, 2014
	(in thousands)
Trade	$54,813	$29,534
Insurance	1,344	1,711
Income tax	1,115	5,442
Other	151	370
Total accounts receivable	57,423	37,057
Less allowance for doubtful accounts	(393)	(436)
Receivables, net	$57,030	$36,621

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

NOTE 5. INVENTORY

The major classes of inventory are summarized as follows:

	June 30, 2015	December 31, 2014	June 30, 2014
	(in thousands)
Fish meal	$28,570	$28,400	$17,577
Fish oil	12,792	19,300	14,271
Fish solubles	471	683	1,252
Nutraceutical products	5,864	4,635	4,862
Bioriginal products	21,927	26,219	—
Dairy protein products	5,332	2,783	2,332
Unallocated inventory cost pool (including off-season costs)	17,411	6,854	30,293
Other materials and supplies	9,370	8,639	9,273
Total inventory	$101,737	$97,513	$79,860

Inventory is stated at the lower of cost or market. The elements of the June 30, 2015 unallocated inventory cost pool include Omega Protein’s plant and vessel related labor, utilities, rent, repairs and depreciation, which are allocated to 2015 fishing season production.

NOTE 6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are summarized below:

	June 30, 2015	December 31, 2014
	(in thousands)
Prepaid insurance	$4,590	$2,322
Product deposits	—	998
Selling expenses	156	156
Fair value of derivative instruments - energy swaps, current portion	89	—
Leases	261	168
Other prepaids and expenses	1,610	1,292
Total prepaid expenses and other current assets	$6,706	$4,936

Amounts included in prepaid expenses and other current assets consist primarily of prepaid operating expenses including insurance, rents, and selling expenses. Prepaid selling expenses are expensed in those periods in which the related revenue is recognized.

NOTE 7. OTHER ASSETS

Other assets are summarized as follows:

	June 30, 2015	December 31, 2014
	(in thousands)
Fish nets, net of accumulated amortization of $3,326 and $2,694	$1,032	$1,195
Insurance receivable	735	498
Title XI debt issuance costs	231	246
Other debt issuance costs	241	264
Deposits and other	106	106
Total other assets, net	$2,345	$2,309

Amortization expense for fishing nets amounted to approximately $0.3 million for the three months ended June 30, 2015 and 2014 and $0.6 million for the six months ended June 30, 2015 and 2014.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

As of June 30, 2015 and December 31, 2014, insurance receivables primarily relates to Jones Act claims for employees aboard its vessels. This estimated amount is recorded gross of estimated claims which may be due to claimants and is included in accrued insurance liabilities.

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

NOTE 8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized as follows:

	June 30, 2015	December 31, 2014
	(in thousands)
Land	$9,359	$9,326
Plant assets	191,302	188,498
Fishing vessels	119,493	111,379
Furniture and fixtures	8,102	7,792
Construction in progress	23,651	15,893
Total property and equipment	351,907	332,888
Less accumulated depreciation and impairment	(172,277)	(162,956)
Property, plant and equipment, net	$179,630	$169,932

Depreciation expense for the three months ended June 30, 2015 and 2014 was $5.2 million and $4.6 million, respectively, and $10.3 million and $9.3 million for the six months ended June 30, 2015 and 2014, respectively.

The Company capitalizes interest as part of the acquisition cost of a qualifying asset. Interest is capitalized only during the period of time required to complete and prepare the asset for its intended use. For the three months ended June 30, 2015 and 2014, the Company capitalized interest of approximately $0.2 million and $0.2 million, respectively. For the six months ended June 30, 2015 and 2014, the Company capitalized interest of approximately $0.3 million and $0.4 million, respectively.

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

During the second quarter of 2015, the Company completed its first annual impairment testing of goodwill and indefinite life intangible assets related to its acquisition of Bioriginal in September 2014.  As of June 30, 2015, the calculated fair value of Bioriginal’s trade name exceeds its $3.8 million carrying value by 7% and the calculated fair value of goodwill and other indefinite life intangible assets exceed their $26.6 million carrying values by 13%. Key assumptions in the fair value calculation include sales volumes and prices, the portion of sales attributable to trade names, the cost of available raw materials and the discount rate.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

As of December 31, 2014, the carrying value of InCon and Cyvex’s trade secrets and goodwill exceeded their calculated fair values by $0.6 million and $4.1 million, respectively, due primarily to recent operating results and the Company revising its forward looking cash flow forecast associated with this reporting unit. Fair value was determined by utilizing market and income approaches. As a result, a $4.7 million impairment expense was recognized during the year ended December 31, 2014. Key assumptions in the fair value calculation include future fish oil and nutraceutical sales volumes and prices, tolling revenue, the portion of sales attributable to trade secrets, production costs and the discount rate.

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

It should be noted that the assessments of goodwill and indefinitely lived intangible assets are based on assumptions that require speculation and are highly subjective given the early stage and transitional nature of the businesses and the use of other reasonable, but different, assumptions could provide significantly different fair values and potentially impairments. The Company’s annual quantitative tests have assumed increasing cash flows over the next several years, based on anticipated sales growth and improved profitability. Even though for the six months ended June 30, 2015, the WSP and InCon and Cyvex reporting units have not achieved the assumed results, the Company’s long-term outlook on these businesses remains consistent with the previous forecast. However, considering the level of sensitivity with respect to the key assumptions, if future cash flow expectations decline sufficiently, the estimated fair values would be reduced and could potentially result in a material impairment in a subsequent period.

The following table summarizes the changes in the carrying amount of goodwill resulting from the Company’s acquisitions of Bioriginal, WSP, Cyvex and InCon (in thousands):

	Bioriginal	WSP	Cyvex and InCon	Total
January 1, 2015	$27,045	11,614	3,842	$42,501
Foreign currency translation adjustment	(452)	—	—	(452)
June 30, 2015	$26,593	11,614	3,842	$42,049

The following table summarizes the Company’s intangible assets (dollars in thousands):

	June 30, 2015	December 31, 2014	Weighted Average Life (years)
Carrying value of intangible assets subject to amortization:
Customer relationships and non-competes	$19,625	$19,625
Less accumulated amortization	(3,325)	(2,344)	10
Total intangible assets subject to amortization, net	$16,300	$17,281
Foreign currency translation adjustment	(382)	(191)
Total intangible assets subject to foreign currency translation adjustment, net	$15,918	$17,090
Indefinite life intangible assets – trade names/secrets and other	5,858	5,912
Total intangible assets	$21,776	$23,002

Amortization expense of the Company’s intangible assets for the three months ended June 30, 2015 and 2014 was approximately $0.5 million and $0.2 million, respectively, and for the six months ended June 30, 2015 and 2014 was approximately $1.0 million and $0.3 million, respectively. Estimated future amortization expense related to intangible assets is as follows (in thousands):

Remainder of 2015	$991
2016	1,971
2017	1,971
2018	1,971
Thereafter	9,396
Total estimated future amortization expense	$16,300

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The Company’s goodwill and other intangible assets are more fully explained in Note 10 to the consolidated financial statements in Item 8 of the Company’s Form 10-K for the fiscal year ended December 31, 2014.

NOTE 10. NOTES PAYABLE AND LONG-TERM DEBT

A summary of the Company's long-term debt consisted of the following:

	June 30,	December 31,
	2015	2014
	(in thousands)
U.S. government guaranteed obligations (Title XI loans) collateralized by a first lien on certain vessels and certain plant assets:
Amounts due in installments through 2025, interest from 5.7% to 7.0%	$19,818	$21,111
Amounts due on Loan Agreement in March 2017, interest at a Base Rate or LIBOR plus an applicable margin (1.69% to 3.25% and 1.84% at June 30, 2015 and December 31, 2014, respectively)	25,000	2,000
ING Commercial Finance B.V., interest at EURIBOR plus an applicable rate (1.70% and 1.76% at June 30, 2015 and December 31, 2014, respectively)	2,196	2,367
HSBC credit facility, matures March 2019, interest at HSBC prime rate plus an applicable rate (4.5% at June 30, 2015 and December 31, 2014)	12,040	9,749
Total debt	59,054	35,227
Less current maturities	(16,956)	(14,741)
Long-term debt	$42,098	$20,486

The estimated fair value of the Company’s total debt at June 30, 2015 and December 31, 2014, based on quoted market prices available to the Company for issuance of similar debt with similar terms (level 2), was $60.7 million and $36.9 million, respectively.

The Title XI loans are secured by certain liens on the Company’s fishing vessels and mortgages on the Company’s Reedville, Virginia and Abbeville, Louisiana plants.

In June 2011, pursuant to the Title XI program, the United States Department of Commerce Fisheries Finance Program (the “FFP”) approved a financing application made by the Company in the amount of $10 million (the “Approval Letter”) which expires on June 20, 2016. To date, the Company has not borrowed any amounts under the Approval Letter and its ability to do so has been adversely affected by an EPA notice that the Company’s Omega Protein subsidiary is ineligible, as a result of its previous convictions under the Clean Water Act, for receipt of government contracts or benefits in certain cases. See “Risk Factors - If our Omega Protein subsidiary fails to comply with the terms of its probation under a plea agreement entered into in June 2013, we could be subject to criminal prosecution” in the Company’s Form 10-K for the year ended December 31, 2014 for further detail on this EPA notice. As of June 30, 2015, the Company had approximately $19.8 million of borrowings outstanding under Title XI and was in compliance with all of the covenants contained therein.

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

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

All Loans and all other obligations outstanding under the Loan Agreement are payable in full on March 21, 2017. As of June 30, 2015 and December 31, 2014, the Company had $25.0 million and $2.0 million, respectively, outstanding under the Loan Agreement and approximately $3.5 million in letters of credit. As of June 30, 2015, the Company was in compliance with all financial covenants under the Loan Agreement. The Company has no off-balance sheet arrangements other than normal operating leases and standby letters of credit.

On June 6, 2010, Bioriginal Europe entered into a credit facility with ING Bank N.V. which provides borrowings up to 250,000 Euro.  Under the credit facility, interest is paid at 2.97% plus the EURIBOR rate (currently 2.98%).  The credit facility is secured by Bioriginal Europe’s equipment. The facility contains cross default provisions and other covenants.   As of June 30, 2015, there were no outstanding borrowings under the credit facility.

In March 2015, Bioriginal Europe extended the terms of its credit facility with ING Commercial Finance B.V. which provides borrowings up to an amount based on accounts receivable and inventory balances, and matures on March 31, 2018.  Advances are repayable on demand and bear interest payable monthly at 1.75% + EURIBOR (currently 1.70%).  The credit facility is secured by accounts receivable and inventory of Bioriginal Europe to a maximum of 85% of accounts receivable and 60% of inventory.  The credit facility contains cross default provisions and other covenants.  As of June 30, 2015, $2.2 million was outstanding under this credit facility, which is included in current maturities.

On April 15, 2014, Bioriginal Canada entered into a credit facility with HSBC Bank of Canada (the “Bioriginal Credit Facility”) which provides borrowings up to $20 million Canadian dollars and matures on March 15, 2019, subject to HSBC’s right to terminate the facility in its sole discretion. Under the Bioriginal Credit Facility, Bioriginal Canada has an operating line of credit for which interest is paid at HSBC prime rate plus 1.25% (currently 4.5%) and is secured by Bioriginal Canada’s accounts receivable and inventory and is payable on demand. Additionally, there is a separate maximum of $4.2 million related to letters of credit. At June 30, 2015, Bioriginal has issued $4.2 million in letters of credit in support of product purchases from a foreign supplier. Generally these letters of credit are insured by Export Development Canada and are not considered to be drawn under this credit facility. As of June 30, 2015, $12.0 million was outstanding under these subsections of the credit facility, which is included in current maturities.

The Company’s notes payable and long-term debt are more fully explained in Note 11 to the consolidated financial statements in Item 8 of the Company’s Form 10-K for the fiscal year ended December 31, 2014.

NOTE 11. ACCRUED LIABILITIES

Accrued liabilities are summarized as follows:

	June 30,	December 31,
	2015	2014
	(in thousands)
Insurance	$5,780	$5,998
Reserve for plant closure costs	327	456
Salary and benefits	11,377	7,273
Trade creditors	7,549	5,045
Taxes, other than income tax	1,055	222
Income tax	1,540	—
Energy swap liability, current portion	1,835	2,568
Deferred revenue	412	1,400
Accrued interest	184	246
Other	—	8
Total accrued liabilities	$30,059	$23,216

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

The earn-out payments in Canadian dollars, if any, will be estimated on a quarterly basis and paid in September 2017. The Company will record the estimated contractual obligation as compensation expense during each year as it is deemed probable that such amount will be payable. As of June 30, 2015 and December 31, 2014, the Company recorded a $0.9 million and $0.4 million liability, respectively, related to this provision of the agreement. The threshold for a $1.2 million Canadian payment was achieved for 2014.

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

Three Months Ended June 30:	2015		2014
Allocation of earnings:
Net income	$8,804		$6,633
Income allocated to participating securities	(234)		(171)
Income allocated to common shares outstanding	$8,570		$6,462

Weighted average common shares outstanding	21,111		20,428

Basic earnings per share		0.41		0.32

Stock options assumed exercised	462		677
Weighted average diluted common shares and potential common share equivalents outstanding	21,573		21,105

Diluted earnings per share		0.40		0.31

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Six Months Ended June 30:	2015		2014
Allocation of earnings:
Net income	$10,473		$14,604
Income allocated to participating securities	(277)		(364)
Income allocated to common shares outstanding	$10,196		$14,240

Weighted average common shares outstanding	21,059		20,392

Basic earnings per share		0.48		0.70

Stock options assumed exercised	463		670
Weighted average diluted common shares and potential common share equivalents outstanding	21,522		21,062

Diluted earnings per share		0.47		0.68

Options to purchase the following number of shares of common stock (in thousands) were outstanding during the three and six months ended June 30, 2015 and 2014 but were excluded from the computation of diluted earnings per share because the adjusted exercise prices of the options based upon the assumed proceeds were greater than the average market price of the shares during that period.

Three Months Ended June 30,		Six Months Ended June 30,
2015	2014	2015	2014
125	130	125	130

NOTE 14. COMPONENTS OF NET PERIODIC BENEFIT COST

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Service cost	$—	$—	$—	$—
Interest cost	230	274	460	548
Expected return on plan assets	(276)	(298)	(552)	(596)
Amortization of prior service costs	—	—	—	—
Amortization of net loss	300	229	600	458
Net periodic pension cost	$254	$205	$508	$410

For the six months ended June 30, 2015 and 2014, the Company contributed approximately $0.6 million and $0.8 million, respectively, to the Company’s pension plan. The Company expects to make contributions of $0.6 million to the pension plan during the remainder of 2015.

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

The tables below present information about reported segments for three months ended June 30, 2015 and 2014 (in thousands). It should be noted that all cash and cash equivalent balances have been included in the identifiable assets of the unallocated segment.

2015	Animal Nutrition	Human Nutrition	Unallocated	Total
Revenue (1)	$56,871	$36,305	$—	$93,176
Cost of sales	36,007	31,338	—	67,345
Gross profit	20,864	4,967	—	25,831
Selling, general and administrative expense (including research and development)	536	5,087	5,144	10,767
Loss related to plant closure	649	—	—	649
Other (gains) and losses	27	—	—	27
Operating income	$19,652	$(120)	$(5,144)	$14,388
Depreciation and amortization	$4,376	$1,528	$129	$6,033
Identifiable assets	$243,720	$168,570	$1,874	$414,164
Capital expenditures	$8,376	$1,382	$712	$10,470

(1) Excludes revenue from internal customers of $0.6 million for fish oil that was transferred from the animal nutrition segment to the human nutrition segment at cost.

2014	Animal Nutrition	Human Nutrition	Unallocated	Total
Revenue (2)	$65,264	$6,649	$—	$71,913
Cost of sales	45,501	5,988	—	51,489
Gross profit	19,763	661	—	20,424
Selling, general and administrative expense (including research and development)	636	2,067	4,367	7,070
Loss related to plant closure	2,616	—	—	2,616
Other (gains) and losses	(14)	—	—	(14)
Operating income	$16,525	$(1,406)	$(4,367)	$10,752
Depreciation and amortization	$4,374	$699	$45	$5,118
Identifiable assets	$224,416	$76,734	$41,156	$342,306
Capital expenditures	$5,761	$4,692	$—	$10,453

(2) Excludes revenue from internal customers of $0.7 million for fish oil that was transferred from the animal nutrition segment to the human nutrition segment at cost.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The tables below present information about reported segments for the six months ended June 30, 2015 and 2014 (in thousands).

2015	Animal Nutrition	Human Nutrition	Unallocated	Total
Revenue (3)	$93,700	$71,099	$—	$164,799
Cost of sales	62,290	61,883	—	124,173
Gross profit	31,410	9,216	—	40,626
Selling, general and administrative expense (including research and development)	1,093	10,116	9,748	20,957
Loss related to plant closure	1,287	—	—	1,287
Other (gains) and losses	334	—	—	334
Operating income (loss)	$28,696	$(900)	$(9,748)	$18,048
Depreciation and amortization	$8,649	$3,027	$235	$11,911
Identifiable assets	$243,720	$168,570	$1,874	$414,164
Capital expenditures	$17,489	$2,333	$1,208	$21,030

(3) Excludes revenue from internal customers of $1.0 million for fish oil that was transferred from the animal nutrition segment to the human nutrition segment at cost.

2014	Animal Nutrition	Human Nutrition	Unallocated	Total
Revenue (4)	$120,534	$14,879	$—	$135,413
Cost of sales	81,668	12,828	—	94,496
Gross profit	38,866	2,051	—	40,917
Selling, general and administrative expense (including research and development)	1,189	3,988	8,470	13,647
Loss related to plant closure	3,939	—	—	3,939
Other (gains) and losses	42	191	—	233
Operating income (loss)	$33,696	$(2,128)	$(8,470)	$23,098
Depreciation and amortization	$8,742	$1,400	$193	$10,335
Identifiable assets	$224,416	$76,734	$41,156	$342,306
Capital expenditures	$10,358	$12,901	$9	$23,268

(4) Excludes revenue from internal customers of $1.4 million for fish oil that was transferred from the animal nutrition segment to the human nutrition segment at cost.

A reconciliation of total segment operating income to total earnings from operations before income taxes for the three and six months ended June 30, 2015 and 2014 is as follows (in thousands):

	Three Months Ended June 30,
	2015	2014
Operating income for reportable segments	$14,388	$10,752
Interest income	—	5
Interest expense	(465)	(135)
Gain (loss) on foreign currency	83	—
Other expense, net	(94)	(118)
Income before income taxes	$13,912	$10,504

	Six Months Ended June 30,
	2015	2014
Operating income for reportable segments	$18,048	$23,098
Interest income	4	13
Interest expense	(827)	(382)
Gain (loss) on foreign currency	(462)	—
Other expense, net	(204)	(174)
Income before income taxes	$16,559	$22,555

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

General

Omega Protein Corporation is a nutritional products company that develops, produces and delivers healthy products throughout the world to improve the nutritional integrity of foods, dietary supplements and animal feeds. As used herein, the term the “Company” refers to Omega Protein Corporation and its consolidated subsidiaries, as applicable. The Company’s principal executive offices are located at 2105 City West Boulevard, Suite 500, Houston, Texas 77042-2838 (Telephone: (713) 623-0060).

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

The human nutrition segment operates under the names Nutegrity and Bioriginal Food & Science Corp. (“Bioriginal”). Nutegrity is comprised primarily of three subsidiaries: Cyvex Nutrition, Inc. (“Cyvex”), InCon Processing, L.L.C. (“InCon”) and Wisconsin Specialty Protein, L.L.C. (“WSP”). Cyvex, acquired by the Company in December 2010, is located in Irvine, California and is an ingredient supplier for the food and nutraceutical industries. InCon, acquired by the Company in September 2011, is located in Batavia, Illinois and is a specialty processor that utilizes molecular distillation technology to concentrate Omega-3 fish oils and, subject to outside demand and excess capacity, a variety of other compound products for third-party tolling customers. WSP, acquired by the Company in February 2013, is a manufacturer and marketer of branded and bulk specialty dairy proteins and other related products headquartered in Madison, Wisconsin and operates a production facility in Reedsburg, Wisconsin.

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

For financial information about our industry segments for the three and six months ended June 30, 2015 and 2014, see Note 15- Industry Segments.

OMEGA PROTEIN CORPORATION

Company Overview

Revenues Composition. The following table sets forth Omega Protein’s revenues by product (in millions) and the approximate percentage of total revenues represented thereby, for the indicated periods:

	Three Months Ended June 30,
	2015		2014
	Revenues	Percent	Revenues	Percent
Fish Meal	$32.2	34.6%	$37.4	52.0%
Fish Oil	17.8	19.1	21.3	29.6
Refined Fish Oil	5.7	6.1	5.7	7.9
Fish Solubles and Other	1.2	1.3	0.9	1.3
Dietary Supplement and Food Ingredients and Products	36.3	38.9	6.6	9.2
Total	$93.2	100.0%	$71.9	100.0%

	Six Months Ended June 30,
	2015		2014
	Revenues	Percent	Revenues	Percent
Fish Meal	$58.8	35.8%	$65.9	48.6%
Fish Oil	20.5	12.4	41.3	30.5
Refined Fish Oil	12.4	7.5	11.2	8.3
Fish Solubles and Other	2.0	1.2	2.1	1.6
Dietary Supplement and Food Ingredients and Products	71.1	43.1	14.9	11.0
Total	$164.8	100.0%	$135.4	100.0%

The following table sets forth Omega Protein’s revenues by geography (in millions) and the approximate percentage of total revenues represented thereby, for the indicated periods:

	Three Months Ended June 30,
	2015		2014
	Revenues	Percent	Revenues	Percent

U.S. - Domestic Revenues	$56.3	60.5%	$30.9	43.0%
Export Revenues	36.9	39.5	41.0	57.0
Total	$93.2	100.0%	$71.9	100.0%

	Six Months Ended June 30,
	2015		2014
	Revenues	Percent	Revenues	Percent

U.S. - Domestic Revenues	$108.4	65.8%	$63.7	47.0%
Export Revenues	56.4	34.2	71.7	53.0
Total	$164.8	100.0%	$135.4	100.0%

OMEGA PROTEIN CORPORATION

 Animal Nutrition Products

2015 Fishing Information.  At June 30, 2015, Omega Protein owned a fleet of 37 vessels and 27 spotter aircraft for use in its fishing operations and also leased additional aircraft where necessary to facilitate operations. During the 2015 fishing season in the Gulf of Mexico, which runs from mid-April through October, Omega Protein is operating 21 fishing and carry vessels and 21 spotter aircraft. The fishing area in the Gulf is generally located along the Gulf Coast, with a concentration off the Louisiana and Mississippi coasts. The fishing season along the Atlantic coast began in May and can extend into early December. During the 2015 season, Omega Protein is operating 8 fishing vessels and 7 independently-owned spotter aircraft along the Mid-Atlantic coast. The remaining fleet of fishing vessels and spotter aircraft are not routinely operated during the fishing season and are back-up to the active fleet, used for other transportation purposes, inactive, in the process of refurbishment in the Company’s shipyard or held for disposal. Historical fish catch and production results at the end of the second quarter for the past five years are as follows:

	2015	2014	2013	2012	2011
Fish catch in tons as of June 30,	171,036	109,359	124,612	229,564	188,403
Fish meal, oil and solubles production in tons (excludes refined)	54,647	35,882	49,542	75,242	65,848

The Company cautions that because of the volatility of fish catch generally, partial year catch numbers are not indicative of results that may be expected for a full year. For example, the increase in fish catch through June 30, 2015 compared to the same period in 2014 is due primarily to i) a stronger start in fishing along the Atlantic coast, which should not be fully extrapolated over the entire season due to the established coast-wide limit on the amount of Atlantic menhaden that can be harvested each year and ii) a slow start to the 2014 Gulf of Mexico fishing season, which later improved, providing a lower relative prior year baseline at June 30 than future periods.

In addition, fish catch, yields and production, which affect inventory costs and volumes available for sale, fluctuate from year to year and month to month. The Company’s 2015 oil yield results through June 30, 2015 have been below average. For illustrative purposes, the Company’s oil yields for the 2015 fishing season through June 30, 2015 were lower by 28.0% compared to those in the same period in the 2014 fishing season and were lower by 35.9% compared to the Company’s five year oil yield average. Total yields through June 30, 2015 decreased by 2.6% compared to those in the same period in the 2014 fishing season and were lower by 8.1% compared to the Company’s five year total yield average during the same period, due primarily to the lower fish oil yields. The Company believes that fish yields are influenced by multiple factors, including but not limited to, fish diet, weather, water temperature, fish population and age of fish, but such possible relationships and inter-relationships are not generally well understood. The impact of these lower oil yields has offset the improved fish catch and resulted in similar per unit inventory cost as of June 30, 2015 as compared to the full 2014 fishing season. If the oil yield does not increase as the 2015 season progress, lower oil volumes available for sale can be expected to adversely affect financial results through the second quarter of 2016.

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

Sales Contracts. Omega Protein generally sells most of its products on up to a twelve-month forward contract basis with the balance sold on a spot basis through purchase orders or under longer-term forward contracts. Omega Protein’s sales contracts generally contain force majeure and other production allocation provisions. Historically, fish meal and fish oil sold on a forward contract basis has fluctuated from year to year based upon perceived market availability and forward price expectations. As of June 30, 2015, Omega Protein has sold forward on a contract basis approximately 60,000 short tons (1 short ton = 2,000 pounds) of fish meal and 10,000 metric tons (1 metric ton = 2,204.6 pounds) of fish oil for 2015, contingent on 2015 production and product availability. Of these 2015 forward sales, the majority was contracted during 2015. As a basis of comparison, as of June 30, 2014, Omega Protein had sold forward on a contract basis approximately 65,000 short tons of fish meal and 10,000 metric tons of fish oil for 2014.

Omega Protein’s annual revenues are highly dependent on pricing, annual fish catch, production yields and inventories. Inventory is generally carried over from one year to the next year and Omega Protein determines the level of inventory to be carried over based on existing contracts, prevailing market prices of the products and anticipated customer usage and demand during the off-season. Thus, production volume does not necessarily correlate with sales volume in the same year and sales volumes will fluctuate from quarter to quarter. Omega Protein’s fish meal products have a useable life of approximately one year from the date of production. Practically, however, Omega Protein attempts to empty its warehouses of the previous season’s products by May or June of the new fishing season. Omega Protein’s crude fish oil products do not lose efficacy unless exposed to oxygen and, therefore, their storage life typically is longer than that of fish meal.

Customers and Marketing.    Most of Omega Protein’s marine products are sold directly to approximately 200 customers by Omega Protein’s agriproducts sales department, while a smaller amount is sold through independent sales agents and the Company’s human nutrition segment. Omega Protein’s animal nutrition segment product inventory was $41.8 million as of June 30, 2015 versus $48.4 million as of December 31, 2014.

OMEGA PROTEIN CORPORATION

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

During the off season, Omega Protein fills purchase orders from the inventory it has accumulated during the fishing season or in some cases, by re-selling meal and oil purchased from other suppliers. Throughout the entire year, prices are often significantly influenced by supply and demand in world markets for competing products, primarily other global sources of fish meal and oil, and also other proteins for its fish meal products, and other fats and oils for its fish oil products when used as an alternative.

Competition.    Omega Protein competes with a smaller menhaden fishing company in the U.S. and with numerous fish processors outside the United States. In addition, but to a lesser extent, the Company’s marine protein and oil business is also subject to significant competition from producers of vegetable and other animal protein and oil products. Many of these competitors have significantly greater financial resources, less onerous regulatory costs and more extensive and diversified operations than those of the Company.

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

OMEGA PROTEIN CORPORATION

2012 Coast-wide Quota. In December 2012, the ASMFC established a coast-wide limit on the amount of Atlantic menhaden that can be harvested each year (the “2012 Quota”). As a result, the total Atlantic menhaden harvest coast-wide for all participants in the menhaden fishery in the 2013 and 2014 fishing years was limited to 170,800 mt. This quota is divided among Atlantic coastal states based on average landings from 2009 through 2011. Based on this formula, Virginia’s share of the 2012 Quota was 85% or approximately 318 million pounds (approximately 144,576 mt) after deduction of a 1% quota set-aside. In turn, since 2013 Virginia has allocated its share of the 2012 Quota between the reduction and bait sectors of the menhaden industry on an approximate 90/10 basis resulting in an approximately 286 million pounds, or roughly 130,000 mt, quota for Omega Protein.

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

The ASMFC reviewed and accepted the stock assessment for management use in February 2015. In May 2015, the ASMFC Menhaden Board established a new coast-wide quota for Atlantic menhaden for 2015 and 2016 in response to the positive Atlantic Menhaden stock assessment. The revised coast-wide quota for the 2015 and 2016 fishing seasons is 187,880 mt, which represents a ten percent increase above the 2012 Quota. The allocation formula remains the same as established in 2012. As a result, after taking into account allocations among and within ASMFC member states, the Company’s harvest for 2015 and 2016 is limited to approximately 143,000 mt. As a result of this action, the Company increased the number of Atlantic fishing vessels from seven to eight and increased the number of Reedville employees by approximately 20 for the 2015 fishing season.

At its May 2015 meeting, the ASMFC Menhaden Board also initiated a management action to review and potentially change the allocation of quota among the ASMFC member states. This review was called for in the 2012 amendment that established the coast-wide quota system. While the current allocation is based on recent historical landings data, a common method by which the ASMFC allocates fishing privileges among its member states, some ASMFC member states with relatively low allocations of menhaden have argued that Virginia’s 85% share of the Atlantic menhaden quota is too high. It is possible that the ASMFC could decide to re-allocate in a manner that results in a lower percentage increase to Virginia and/or the Company. If a re-allocation were to occur and depending on the magnitude of the reduction, it could have a material adverse impact on the Company’s business, financial results or results of operations.

The management action initiated by the Menhaden Board in May 2015 will also consider establishing new management reference points – benchmarks used to establish quotas and determine when the stock is considered overfished – that consider Atlantic Menhaden’s role as forage in the marine ecosystem. The Company does not expect this management action to be completed and effective until 2017. The new, higher quota levels have been set by the Menhaden Board below new, more conservative reference points recommended by the stock assessment panel and the menhaden stock is above the level that would be considered overfished. As a result, while the Company does not anticipate that the new reference points under consideration will have a material adverse impact on its business, financial condition or results of operations, it is not possible to predict how the ASMFC may utilize these reference points and what effect that they might ultimately have on the Company’s business, financial condition or results of operations.

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

OMEGA PROTEIN CORPORATION

The GSMFC recommended that if the target level of 663,583 mt were to be exceeded two years in a row, the GSMFC would request an update to the Gulf menhaden stock assessment. In addition, if the threshold level of 680,765 mt were to be exceeded in a single year, the GSMFC would also request a stock assessment update.

Texas. The Texas Parks and Wildlife Commission has adopted regulations related to the menhaden fishery in Texas waters which limits the Total Allowable Catch (“TAC”) to 31.5 million pounds annually. The regulations also allow for a 10% underage or overage in each year which is credited or deducted, as applicable, to the TAC in the following year.

In 2014, the Company’s Texas fish catch did not approach the TAC. Omega Protein’s menhaden fish catch in Texas in 2014 was estimated by the National Marine Fisheries Service to be approximately 980,000 pounds (approximately 445 mt), or approximately 0.08% of Omega Protein’s total 2014 fish catch. With the 2013 closing of the Company’s Cameron, Louisiana plant, which was the plant closest to the Texas border, this limitation is unlikely to have any material adverse effect on the Omega Protein’s business, results of operations or financial condition.

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

In April 2010, the Company received a request for information from the EPA concerning its bail water practices used in its fishing operations at its Reedville, Virginia facility. In February 2011, the U.S. Coast Guard conducted inspections at the Company’s Reedville facility regarding the Reedville vessels’ bilge water discharge practices. Based on these inquiries, both agencies commenced investigations of the Company’s bail water and bilge water practices at its Reedville facility. The U.S. Attorney’s Office for the Eastern District of Virginia subsequently reviewed both the results of the Coast Guard inspection and the EPA request for information.

In June 2013, the Company’s subsidiary, Omega Protein, resolved both the U.S. Coast Guard and EPA investigations by entering into a plea agreement with the United States Attorney’s Office for the Eastern District of Virginia. Pursuant to terms of the plea agreement, the Company’s subsidiary pled guilty to two Clean Water Act violations. The plea agreement required the subsidiary to pay a $5.5 million fine, be placed on a three year term of probation, and implement an environmental compliance program. In addition to the $5.5 million fine, the subsidiary was required to make a $2.0 million contribution to the National Fish and Wildlife Foundation to fund projects in Virginia related to the protection of the environmental health of the Chesapeake Bay. The plea agreement was approved by the U.S. District Court for the Eastern District of Virginia in June 2013 and the subsidiary paid both the $5.5 million fine and the $2.0 million contribution in July 2013. Omega Protein will be on probation until June 2016.

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

Omega Protein is also subject to laws and regulations in foreign countries regarding the importation of fish meal or fish oil in those jurisdictions. Some of these laws and regulations, particularly in countries such as China whose regulatory regimes may still be evolving, or in supra-national jurisdictions such as the European Union, may adversely affect the Company’s business, results of operations and financial condition. More stringent laws and regulations, or new interpretations of, or changes to, those laws and regulations, in foreign jurisdictions on contaminant levels, health and sanitation requirements, import documentation, license requirement restrictions imposed by port of entry protocols or other similar restrictions could result in: (i) Omega Protein’s incurrence of additional capital expenditures and operating costs in order to comply with these requirements, (ii) Omega Protein’s withdrawal from marketing its products in those jurisdictions which could lead to material loss of revenues, earnings and market share, or (iii) costs of demurrage, cure or product recall incurred by Omega Protein as it complies with, or attempts to comply with, these restrictions. For example, exports of fish meal to China and the European Union are subject to certain health and sanitation requirements that are administered by the Seafood Inspection Program (“SIP”), a U.S. federal agency selected by those jurisdictions as the competent authority to oversee compliance with export requirements by U.S. based manufacturers. Pursuant to SIP’s interpretation and application of China’s and the European Union’s health and sanitation requirements, Omega Protein’s processing facilities and its St. Louis fish meal warehouse may from time to time be limited or restricted in their ability to obtain export certificates in support of shipments of fish meal to China or the European Union or certain shipments by the Company may need to be re-processed in order to meet these foreign health and sanitation requirements. These limitations and restrictions may have an adverse effect on the Company’s business, financial condition or results of operations.

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

Human Nutrition Products

Products.  The Company’s human nutrition business has three primary product lines: dairy protein products, specialty oils and essential fatty acids and other nutraceutical ingredients. The human nutrition business consists of Nutegrity (which is a division of the Company comprised of Cyvex, InCon and WSP) and Bioriginal.

Dairy Protein Products. Nutegrity produces a variety of value added dairy protein ingredients for the food and nutritional supplement industries, including organic and other specialty protein products, using processes applicable to a variety of nutritional dairy ingredients. Nutegrity has three main categories of dairy protein powders:

●	rBGH-Free: Artificial growth hormone-free cow’s milk whey protein products,

OMEGA PROTEIN CORPORATION

●	Organic: Certified organic cow’s milk whey protein products, and
●	Goat: Goat’s milk whey protein concentrate.

Nutegrity manufactures and sells Whey Protein Concentrate-80, Whey Protein Isolate, Milk Protein Concentrate and bulk ingredients globally to leading nutraceutical and food and beverage companies worldwide. By-products from the manufacturing process, including lactose, cream and animal feed supplements, are also sold.

Nutegrity also manufactures, blends and sells protein powder products labeled as food, not dietary supplement products under its various tera’swhey® and tera’s® brands. These products are sold to retail customers primarily in the natural, specialty foods and specialty supplements channels. The target market for these products is adults who seek a healthy lifestyle through minimally processed foods.

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

The Company is one of the only fully-integrated fish oil processing operations in the United States that both directly conducts fishing operations and also manufactures highly refined Omega-3 fish oils from these marine resources. The Company can control the quality of its product from harvesting all the way through manufacturing and shipment.

Nutegrity’s Batavia, Illinois facility uses molecular distillation technology to concentrate long-chain Omega-3’s and other fatty acids and, subject to outside demand and excess capacity, a variety of other food-grade compound products for third-party tolling customers. With its technology, the facility can distill food products and specialty chemicals. The facility also provides analytical and processing expertise and pilot test capabilities.

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

Bioriginal is a supplier of specialty oils and essential fatty acids to the food and nutraceutical industries across North America, Europe and Asia. Bioriginal sources ingredients from across the world to formulate products for its customers. Bioriginal has the technical and scientific expertise to combine specialty oils and essential fatty acids to develop efficacious formulations and delivery systems to meet its customer’s needs. Plant based oils include coconut oil, flax, borage, evening primrose and hemp. Marine based oils include krill oil, tuna oil and other EPA and DHA rich oils.

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

Other Nutraceutical Ingredients. Nutegrity markets and sells an extensive list of other nutraceutical ingredients derived from fruit, vegetable and botanicals.  These products include the following signature ingredients:

●	AvoVida® Avocado / Soy Unsaponifiables for joint support;
●	BioVinca® Vinpocetine for brain function support;
●	BioVin® grape extract for cardiovascular support;
●	Novusetin® for cognitive health support;
●	Euro Black Currant™ berry extract that provides anthocyanins with a high ORAC (Oxygen Radical Absorbance Capacity value); and
●	BroccoPhane® broccoli sprout concentrate containing sulforophane.

OMEGA PROTEIN CORPORATION

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

Regulation. The processing, formulation, safety, manufacturing, packaging, labeling, advertising and distribution of human nutrition division products are subject to regulation by one or more federal agencies, including the Food and Drug Administration (“FDA”), the Canadian Food Inspection Agency (“CFIA”), the Federal Trade Commission (“FTC”), Health Canada, and by various agencies of the states and localities in which the products are sold. The area of business that these and other authorities regulate include, among others:

●	claims and advertising;
●	labels;
●	ingredients; and
●	manufacturing, distributing, importing, selling and storing of products.

In particular, the FDA regulates the formulation, manufacturing, packaging, storage, labeling, importation and distribution and sale of dietary supplements and food ingredients in the United States. The CFIA regulates the manufacturing, packaging, storage, importation and distribution and sale of food products in Canada. The FTC regulates marketing and advertising claims on food products and dietary supplements in the United States. Health Canada regulates the labeling of food products and dietary supplements in Canada.

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

Legislation or regulations may be introduced which, if passed, would impose substantial new regulatory requirements on the manufacture, packaging, labeling, advertising and distribution and sale of human nutrition division products. The Company cannot determine what effect additional domestic or international governmental legislation, regulations or administrative orders, when and if promulgated, would have on Company’s business in the future. New legislation or regulations may require the reformulation, elimination or relabeling of certain products to meet new standards and revisions to certain sales and marketing materials, and it is possible that the costs of complying with these new regulatory requirements could be material.

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

OMEGA PROTEIN CORPORATION

Specifically with respect to fish related inventory, Omega Protein’s per unit cost of production is estimated prior to the beginning of each fishing season based on total estimated fishing costs (including off-season costs) divided by estimated total units of production. Omega Protein adjusts the cost of sales, unallocated inventory cost pool and inventory balances at the end of the second, third and fourth quarters based on revised estimates of total units of production to total inventoriable costs. For 2014 the cost per unit of production decreased 1.0% from the third quarter of 2014 to the fourth quarter of 2014 due to slightly larger than anticipated production and slightly smaller than anticipated costs during the fourth quarter. For the most part, Omega Protein begins selling its current season’s production during the second quarter and sells that production through the second quarter of the following year.

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

All of the Company’s goodwill and other intangible assets are the result of acquisitions in the human nutrition segment. This segment is comprised of three reporting units, 1) InCon and Cyvex, 2) WSP and 3) Bioriginal. For the annual quantitative testing performed as of December 31, 2014 and June 30, 2015, the below table (in thousands) summarizes the carrying amount of goodwill and other indefinite lived intangibles and the extent to which those values exceed their respective calculated fair values:

Reporting Unit	Goodwill	Percent Fair Value Exceeds Carrying Value	Other Indefinite Lived Intangibles	Percent Fair Value Exceeds Carrying Value
InCon and Cyvex	$3,842	(1)	$914	(1)
WSP	11,614	less than 1%	1,127	153%
Bioriginal (2)	26,593	13%	3,817	7%
	$42,049		$5,858

(1)

In conjunction with the impairment testing performed at December 31, 2014, goodwill and other indefinite lived intangibles were estimated to be impaired by $4.1 million and $0.6 million respectively. After these impairments were recorded, fair value approximated carrying value as of December 31, 2014.

(2)	The Company performed the first annual quantitative impairment testing of goodwill and indefinitely life intangible assets during the second quarter of 2015.

Key assumptions in the fair value calculation of InCon and Cyvex include future fish oil and nutraceutical sales volumes and prices, tolling, the portion of sales attributable to trade secrets, production costs and the discount rate.  Key assumptions in the fair value calculation of WSP include dairy protein product sales volumes and prices, the portion of sales attributable to the brand name, the cost of availability of raw materials and the discount rate. Key assumptions in the fair value calculation of Bioriginal include sales volumes and prices, the portion of sales attributable to trade names, the cost of available raw materials and the discount rate. For InCon, Cyvex and WSP, the assessments of goodwill and indefinitely lived intangible assets are based on assumptions that require speculation and are highly subjective given the early stage and transitional nature of the businesses. The Company’s annual quantitative tests have assumed increasing cash flows over the next several years, based on anticipated sales growth and improved profitability. Considering the level of sensitivity with respect to the key assumptions, if future cash flow expectations decline sufficiently, the estimated fair values would be reduced and could potentially result in a material impairment in a subsequent period.

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

Interim Results for the Second Quarters ended June 30, 2015 and June 30, 2014

Animal Nutrition

	Three Months Ended June 30,
	2015	2014	Increase (Decrease)
	(in millions)
Revenues	$56.9	$65.3	$(8.4)
Cost of sales	36.0	45.5	(9.5)
Gross profit	20.9	19.8	1.1
Selling, general and administrative expenses (including research and development)	0.5	0.7	(0.2)
Loss related to plant closure	0.7	2.6	(1.9)
Other (gains) and losses	—	—	—
Operating income	$19.7	$16.5	$3.2

Revenues.    Animal nutrition revenues decreased $8.4 million, or 12.9%, from $65.3 million for the three months ended June 30, 2014 to $56.9 million for the three months ended June 30, 2015. The decrease in animal nutrition revenues was primarily due to decreased sales volumes of 35.6% and 23.4% for the Company’s fish oil and fish meal, respectively, partially offset by increased sales prices of 34.8% and 12.7% for the Company’s fish oil and fish meal, respectively. Considering fish meal, fish oil and fish solubles sales activities in total, the Company experienced approximately a $19.9 million decrease in revenues due to the decrease in sales volumes partially offset by a $11.5 million increase in revenues caused by increased sales prices, when comparing the three months ended June 30, 2015 and 2014. The decrease in fish oil and fish meal sales volumes is primarily due to the timing of contracts and decreased available inventory from prior season production as a result of lower fish catch and oil yields in the 2014 fishing season compared to the 2013 fishing season, partially offset by increased sales of current season production. The increase in fish oil and fish meal sales prices is mainly a reflection of prevailing market conditions and prices when underlying sales contracts were executed.

Cost of sales.    Animal nutrition cost of sales, including depreciation and amortization, for the three months ended June 30, 2015 was $36.0 million, a decrease of $9.5 million, or 20.9%, as compared to the three months ended June 30, 2014. Cost of sales as a percentage of revenues was 63.3% for the three months ended June 30, 2015 as compared to 69.7% for the three months ended June 30, 2014. The decrease in cost of sales as a percentage of revenues was primarily the result of increased revenue per unit of 18.8%, partially offset by increased cost per unit of sales of 7.9% during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. The increase in cost per unit of sales during the three months ended June 30, 2015 is primarily due to lower per unit production costs of the 2013 fishing season, the products of which are sold during the three months ended June 30, 2014. Additionally, cost per unit of sales was reduced by $0.5 million during the three months ended June 30, 2015 due to the recognition of diesel fuel hedging ineffectiveness. The increase in revenue per unit is primarily due to increased sales prices as a result of global supply and demand factors when sales contracts were executed.

Gross profit.    Animal nutrition related gross profit increased $1.1 million, or 5.5%, from $19.8 million for the three months ended June 30, 2014 to $20.9 million for the three months ended June 30, 2015. Gross profit as a percentage of revenue was 36.7% for the three months ended June 30, 2015 as compared to 30.3% for the three months ended June 30, 2014. The increase in gross profit as a percentage of revenue was primarily due to the impact of increased sales prices as discussed above.

OMEGA PROTEIN CORPORATION

Selling, general and administrative expenses.    Animal nutrition related selling, general and administrative expenses decreased $0.2 million to $0.5 million for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014.

Loss related to plant closure. As a result of the closing of the Cameron, Louisiana fish processing plant, the Company recognized an ongoing loss on closure of approximately $0.7 million in the three months ended June 30, 2015 primarily related to the relocation of certain Cameron facility assets and other closure costs not related to future inventory production. The Company recognized an ongoing loss on closure of approximately $2.6 million during the three months ended June 30, 2014 related to impairment of property, plant and equipment, employee severances and other closure costs not related to future inventory production.

Human Nutrition

	Three Months Ended June 30,
	2015	2014	Increase (Decrease)
	(in millions)
Revenues	$36.3	$6.7	$29.6
Cost of sales	31.3	6.0	25.3
Gross profit	5.0	0.7	4.3
Selling, general and administrative expenses (including research and development)	5.1	2.1	3.0
Other (gains) and losses	—	—	—
Operating income	$(0.1)	$(1.4)	$1.3

Revenues.    Human nutrition revenues increased $29.6 million, or 446%, from $6.7 million for the three months ended June 30, 2014 to $36.3 million of revenue for the three months ended June 30, 2015, due primarily to the addition of Bioriginal. Bioriginal, acquired on September 5, 2014, added $28.8 million of revenue during the three months ended June 30, 2015. Protein products contributed $2.9 million of revenue during the three months ended June 30, 2015 and 2014. Other nutraceutical ingredients provided $3.2 million of revenue during the three months ended June 30, 2015 as compared to $2.9 million during the three months ended June 30, 2014. Other Omega-3 fish oil ingredients and tolling supplied $1.4 million of revenue (including $0.4 million from tolling) during the three months ended June 30, 2015 as compared to $0.9 million (including $0.1 million from tolling) for the three months ended June 30, 2014.

Cost of sales.    Human nutrition cost of sales, including depreciation and amortization, for the three months ended June 30, 2015 was $31.3 million, a $25.3 million increase, or 423%, as compared to the three months ended June 30, 2014. Human nutrition cost of sales as a percentage of revenue decreased from 90.1% for the three months ended June 30, 2014 to 86.3% for the three months ended June 30, 2015. Bioriginal, acquired on September 5, 2014, added $24.1 million of cost of sales during the three months ended June 30, 2015.

Protein products cost of sales was $3.0 million for the three months ended June 30, 2015 as compared to $2.6 million during the three months ended June 30, 2014. Other nutraceutical ingredients cost of sales was $2.0 million during the three months ended June 30, 2015 as compared to $1.8 million for the three months ended June 30, 2014. Other Omega-3 fish oil ingredients and tolling cost of sales increased to $2.2 million during the three months ended June 30, 2015 as compared to $1.6 million for the three months ended June 30, 2014. The increases in cost of sales for protein products, other nutraceutical ingredients and other Omega-3 fish oil ingredients and tolling were mainly attributable to increased sales volume.

Gross profit.    Human nutrition gross profit increased $4.3 million, or 656%, from $0.7 million for the three months ended June 30, 2014 to $5.0 million for the three months ended June 30, 2015. Gross profit as a percentage of revenue was 13.7% for the three months ended June 30, 2015 as compared to 9.9% for the three months ended June 30, 2014. The increase in gross profit as a percentage of revenue was primarily due to the addition of Bioriginal.

Selling, general and administrative expenses.    Human nutrition selling, general and administrative expenses increased $3.0 million, or 146%, from $2.1 million for the three months ended June 30, 2014 to $5.1 million for the three months ended June 30, 2015. The increase in selling, general and administrative expenses is primarily due to the acquisition of Bioriginal in September 2014.

OMEGA PROTEIN CORPORATION

Unallocated

	Three Months Ended June 30,
	2015	2014	Increase (Decrease)
	(in millions)
Selling, general and administrative expenses (including research and development)	$5.1	$4.4	$0.7
Operating income	$(5.1)	$(4.4)	$(0.7)

Selling, general and administrative expenses (including research and development). Unallocated selling, general and administrative expenses increased $0.7 million, or 17.8%, from $4.4 million for the three months ended June 30, 2014 to $5.1 million for the three months ended June 30, 2015. The increase in selling, general and administrative expenses is primarily due to increased professional services expenses related to increases in the Company’s size and international operations as well as research and development expenses.

Other non-segmented results of operations

Interest expense.    Interest expense increased $0.4 million from $0.1 million for the three months ended June 30, 2014 to $0.5 million for the three months ended June 30, 2015. The increase in interest expense is primarily due to increased borrowings associated with the acquisition of Bioriginal in September 2014. Capitalized interest, which offsets interest expense, was $0.2 million for each of the three months ended June 30, 2015 and 2014.

Gain (loss) on foreign currency.    Gain on foreign currency related to Bioriginal, acquired in September 2014, was $0.1 million for the three months ended June 30, 2015. No such gain was recognized for the three months ended June 30, 2014.

Provision for income taxes.    The Company recorded a $5.1 million provision for income taxes for the three months ended June 30, 2015 representing an effective tax rate of 36.7% for income taxes compared to 36.9% for the three months ended June 30, 2014. The statutory tax rate of 35% for U.S. federal taxes was in effect for each of the three months ended June 30, 2015 and 2014.

Interim Results for the Six Months ended June 30, 2015 and June 30, 2014

Animal Nutrition

	Six Months Ended June 30,
	2015	2014	Increase (Decrease)
	(in millions)
Revenues	$93.7	$120.5	$(26.8)
Cost of sales	62.3	81.6	(19.3)
Gross profit	31.4	38.9	(7.5)
Selling, general and administrative expenses (including research and development)	1.1	1.2	(0.1)
Loss related to plant closure	1.3	3.9	(2.6)
Other (gains) and losses	0.3	0.1	0.2
Operating income	$28.7	$33.7	$(5.0)

Revenues.    Animal nutrition related revenues decreased $26.8 million, or 22.3%, from $120.5 million for the six months ended June 30, 2014 to $93.7 million for the six months ended June 30, 2015. The decrease in animal nutrition related revenues was primarily due to decreased sales volumes of 55.6% and 18.6% for the Company’s fish oil and fish meal, respectively, partially offset by increased sales prices of 41.0% and 9.6% for the Company’s fish oil and fish meal, respectively. Considering fish meal, fish oil and fish solubles sales activities in total, the Company experienced approximately a $44.9 million decrease in revenues due to the decrease in sales volumes partially offset by an $18.1 million increase in revenues caused by increased sales prices, when comparing the six months ended June 30, 2015 and 2014. The decrease in fish oil and fish meal sales volumes is primarily due to the timing of contracts and decreased available inventory from prior season production as a result of lower fish catch and oil yields in the 2014 fishing season compared to the 2013 fishing season. The increase in fish oil and fish meal sales prices is mainly a reflection of the prevailing market conditions and prices when underlying sales contracts were executed.

OMEGA PROTEIN CORPORATION

Cost of sales.    Animal nutrition related cost of sales, including depreciation and amortization, for the six months ended June 30, 2015 was $62.3 million, a decrease of $19.3 million, or 23.7%, as compared to the six months ended June 30, 2014. Cost of sales as a percentage of revenues was 66.5% for the six months ended June 30, 2015 as compared to 67.8% for the six months ended June 30, 2014. The decrease in cost of sales as a percentage of revenues was primarily the result of increased revenue per unit of 14.3%, partially offset by increased cost per unit of sales of 12.2% during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. The increase in revenue per unit is primarily due to fish oil sales prices as discussed above. The increase in cost per unit of sales during the six months ended June 30, 2015 is primarily due to lower per unit production costs of the 2013 fishing season, the products of which are sold during the six months ended June 30, 2014.

Gross profit.    Animal nutrition related gross profit decreased $7.5 million, or 19.2%, from $38.9 million for the six months ended June 30, 2014 to $31.4 million for the six months ended June 30, 2015. Gross profit as a percentage of revenue was 33.5% for the six months ended June 30, 2015 as compared to 32.2% for the six months ended June 30, 2014. The increase in gross profit as a percentage of revenue was primarily due to the increase in revenue per unit as discussed above, partially offset by increased cost per unit of sales.

Selling, general and administrative expenses.    Animal nutrition related selling, general and administrative expenses was consistent at $1.1 million and $1.2 million for the six months ended June 30, 2015 and 2014, respectively.

Loss related to plant closure. As a result of the closing of the Cameron, Louisiana fish processing plant, the Company recognized an ongoing loss on closure of approximately $1.3 million in the six months ended June 30, 2015 primarily related to the relocation of certain Cameron facility assets and other closure costs not related to future inventory production. The Company recognized an ongoing loss on closure of approximately $3.9 million during the three months ended June 30, 2014 related to impairment of property, plant and equipment, employee severances and other closure costs not related to future inventory production.

Human Nutrition

	Six Months Ended June 30,
	2015	2014	Increase (Decrease)
	(in millions)
Revenues	$71.1	$14.9	$56.2
Cost of sales	61.9	12.8	49.1
Gross profit	9.2	2.1	7.1
Selling, general and administrative expenses (including research and development)	10.1	4.0	6.1
Other (gains) and losses	—	0.2	(0.2)
Operating loss	$(0.9)	$(2.1)	$1.2

Revenues.    Human nutrition revenues increased $56.2 million, or 378%, from $14.9 million for the six months ended June 30, 2014 to $71.1 million of revenue for the six months ended June 30, 2015, due primarily to the addition of Bioriginal. Bioriginal, acquired on September 5, 2014, added $55.2 million of revenue during the six months ended June 30, 2015. Protein products contributed $6.4 million of revenue during the six months ended June 30, 2015 as compared to $5.9 million during the six months ended June 30, 2014. Other nutraceutical ingredients provided $6.5 million of revenue during the six months ended June 30, 2015 as compared to $6.6 million during the six months ended June 30, 2014. Other Omega-3 fish oil ingredients and tolling supplied $3.0 million of revenue (including $0.9 million from tolling) during the six months ended June 30, 2015 as compared to $2.3 million (including $0.4 million from tolling) for the six months ended June 30, 2014.

Cost of sales.    Human nutrition cost of sales, including depreciation and amortization, for the six months ended June 30, 2015 was $61.9 million, a $49.1 million increase, or 349%, as compared to the six months ended June 30, 2014. Human nutrition cost of sales as a percentage of revenue increased from 86.2% for the six months ended June 30, 2014 to 87.0% for the six months ended June 30, 2015. Bioriginal, acquired on September 5, 2014, added $46.9 million of cost of sales during the six months ended June 30, 2015.

OMEGA PROTEIN CORPORATION

Protein products cost of sales was $6.5 million for the six months ended June 30, 2015 as compared to $5.2 million during the six months ended June 30, 2014. The increase in protein products cost of sales was mainly attributed to increased sales volume. Other nutraceutical ingredients cost of sales was $4.1 million during the six months ended June 30, 2015 and 2014. Other Omega-3 fish oil ingredients and tolling cost of sales was $4.4 million during the six months ended June 30, 2015 as compared to $3.5 million for the six months ended June 30, 2014.

Gross profit.    Human nutrition gross profit increased $7.1 million, or 349%, from $2.1 million for the six months ended June 30, 2014 to $9.2 million for the six months ended June 30, 2015. Gross profit as a percentage of revenue was 13.0% for the six months ended June 30, 2015 as compared to 13.8% for the six months ended June 30, 2014. The decrease in gross profit as a percentage of revenue was primarily due to changes in product mix and a decreased gross profit as a percentage of revenue for protein products, partially offset by the addition of Bioriginal.

Selling, general and administrative expenses. Human nutrition selling, general and administrative expenses increased $6.1 million, or 154%, from $4.0 million for the six months ended June 30, 2014 to $10.1 million for the six months ended June 30, 2015. The increase in selling, general and administrative expenses is primarily due to the acquisition of Bioriginal in September 2014.

Unallocated

	Six Months Ended June 30,
	2015	2014	Increase (Decrease)
	(in millions)
Selling, general and administrative expenses (including research and development)	$9.7	$8.5	$1.2
Operating loss	$(9.7)	$(8.5)	$(1.2)

Selling, general and administrative expenses (including research and development).    Unallocated selling, general and administrative expenses increased $1.2 million, or 15.1%, from $8.5 million for the six months ended June 30, 2014 to $9.7 million for the six months ended June 30, 2015. The increase in selling, general and administrative expenses is primarily due to increased professional services expenses related to increases in the Company’s size and international operations as well as research and development expenses.

Other non-segmented results of operations

Interest expense.    Interest expense was $0.8 million for the six months ended June 30, 2015 as compared to $0.4 million for the six months ended June 30, 2014. The increase in interest expense is primarily due to increased borrowings associated with the acquisition of Bioriginal in September 2014. Capitalized interest, which offsets interest expense, was $0.3 million and $0.4 million for the six months ended June 30, 2015 and 2014, respectively.

Gain (loss) on foreign currency.    Loss on foreign currency related to Bioriginal, acquired in September 2014, was $0.5 million for the six months ended June 30, 2015. No such loss was recognized for the six months ended June 30, 2014.

Provision for income taxes.    The Company recorded a $6.1 million provision for income taxes for the six months ended June 30, 2015 representing an effective tax rate of 36.8% for income taxes compared to 35.3% for the six months ended June 30, 2014. The increase in the effective tax rate during the six months ended June 30, 2015 is due to certain non-deductible expenses. The statutory tax rate of 35% for U.S. federal taxes was in effect for the six months ended June 30, 2015 and 2014.

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

OMEGA PROTEIN CORPORATION

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

At June 30, 2015, the Company had an unrestricted cash balance of $1.0 million, a decrease of $0.3 million from December 31, 2014. Omega Protein’s annual revenues and its resulting liquidity are highly dependent on annual fish catch, production yields, selling prices for its products and inventories available for sale.  Omega Protein’s average selling prices for its animal nutrition ingredients for six months ended June 30, 2015 were 14.2% higher than its average selling prices for the year ended December 31, 2014.  Additionally, Omega Protein’s average per unit cost of sales for its animal nutrition ingredients for six months ended June 30, 2015 were 8.2% higher than its average per unit cost of sales for the year ended December 31, 2014.

The aggregate amount of the Company’s outstanding indebtedness as of June 30, 2015 was approximately $59.1 million compared to approximately $35.2 million as of December 31, 2014.  The Company has a moderately leveraged financial structure which could limit its financial flexibility. In particular, the Company will be required to use a portion of its cash flows to pay principal and interest on its debt, which will reduce the amount of money the Company has for operations, capital expenditures, expansion, acquisitions or general corporate or other business activities. In addition, the covenants contained in the Company’s debt agreements limit its ability to borrow money in the future for acquisitions, capital expenditures or to meet the Company’s operating expenses or other general corporate obligations. See “Item 1A. Risk Factors - The Company has a moderate amount of indebtedness, which may adversely affect its ability to operate its business, remain in compliance with debt covenants and make payments on its debt” in the Company’s 2014 Form 10-K.

As of June 30, 2015, the Company has contracted through energy swap derivatives or physical contracts a portion of its estimated 2015 and 2016 energy use.

Source of Capital: Operations

Net cash flow provided by (used in) operating activities decreased from approximately $29.7 million for the six months ended June 30, 2014 to ($4.3) million for the six months ended June 30, 2015. The decrease in operating cash flow is primarily attributable to decreased net income and changes in working capital driven by normal business operations including less beginning animal nutrition segment inventory in 2015 as compared to 2014. In addition, June 30, 2015 accounts receivable were higher due in part to approximately $15 million of trade accounts receivable balances that were received during the first 2 days of July 2015.

Source of Capital: Debt

Net financing activities provided cash of $24.9 million and used cash of $0.5 million during the six months ended June 30, 2015 and 2014, respectively. The six months ended June 30, 2015 included $1.0 million in proceeds and tax effects received from stock options exercised, $0.2 million in stock repurchases relating to employee returns of restricted stock to the Company in satisfaction of withholding taxes, $3.8 million in debt principal payments and $27.8 million in debt principal borrowings. The increase in debt is attributed to the Company’s normal first half cash cycle as the Company uses cash preparing for and starting the current fishing season. The six months ended June 30, 2014 included $1.4 million in proceeds and tax effects received from stock options exercised, $0.1 million related to stock repurchases relating to employee returns of restricted stock to the Company in satisfaction of withholding taxes and $1.9 million in debt principal payments.

In June 2011, pursuant to the Title XI program, the FFP approved a financing application made by the Company in the amount of $10.0 million (the “Approval Letter”) which expires on June 20, 2016. To date, the Company has not borrowed any amounts under the Approval Letter and its ability to do so has been adversely affected by an EPA notice that the Company’s Omega Protein subsidiary is ineligible, as a result of its previous convictions under the Clean Water Act, for receipt of government contracts or benefits in certain cases. See “Item 1A. Risk Factors - If our Omega Protein subsidiary fails to comply with the terms of its probation under a plea agreement entered into in June 2013, we could be subject to criminal prosecution” in the Company’s 2014 Form 10-K for further detail on this EPA notice. As of June 30, 2015 and December 31, 2014, the Company had approximately $19.8 million and $21.1 million, respectfully, of borrowings outstanding under Title XI and was in compliance with all of the covenants contained therein.

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

All Loans and all other obligations outstanding under the Loan Agreement are payable in full on March 21, 2017. As of June 30, 2015 and December 31, 2014, the Company had $25.0 million and $2.0 million, respectively, outstanding under the Loan Agreement and approximately $3.5 million in letters of credit. As of June 30, 2015, the Company was in compliance with all financial covenants under the Loan Agreement. The Company has no off-balance sheet arrangements other than normal operating leases and standby letters of credit.

On June 6, 2010, Bioriginal Europe entered into a credit facility with ING Bank N.V. which provides borrowings up to 250,000 Euro.  Under the credit facility, interest is paid at 2.97% plus the EURIBOR rate (currently 2.98%) and is secured by Bioriginal Europe’s equipment.  The credit facility contains cross default provisions and other covenants.   As of June 30, 2015, there were no outstanding borrowings under this credit facility.

In March 2015, Bioriginal Europe extended its credit facility with ING Commercial Finance B.V. which provides borrowings up to an amount based on accounts receivable and inventory balances, and matures on March 31, 2018.  Advances are repayable on demand and bear interest payable monthly at 1.75% + EURIBOR (currently 1.70%).  The credit facility is secured by accounts receivable and inventory of Bioriginal Europe to a maximum of 85% of accounts receivable and 60% of inventory.  The credit facility contains cross default provisions and other covenants.  As of June 30, 2015, $2.2 million was outstanding under this credit facility, which is included in current maturities.

On April 15, 2014, Bioriginal Canada entered into a credit facility with HSBC Bank of Canada (the “Bioriginal Credit Facility”) which provides borrowings up to $20.0 million Canadian dollars and matures on March 15, 2019, subject to HSBC’s right to terminate the facility in its sole discretion. Under the Bioriginal Credit Facility, Bioriginal Canada has an operating line of credit for which interest is paid at HSBC prime rate plus 1.25% (currently 4.5%) and is secured by Bioriginal Canada’s accounts receivable and inventory and is payable on demand. Additionally, there is a separate maximum of $4.2 million related to letters of credit. At June 30, 2015 Bioriginal has issued $4.2 million in letters of credit in support of product purchases from a foreign supplier. Generally these letters of credit are insured by Export Development Canada and are not considered to be drawn under this credit facility. As of June 30, 2015, $12.0 million was outstanding under these subsections of the credit facility, which is included in current maturities.

The Company’s notes payable and long-term debt are more fully explained in Note 11 to the consolidated financial statements in Item 8 of the Company’s Form 10-K for the fiscal year ended December 31, 2014.

Use of Capital: Operations

The Company’s investing activities consist mainly of acquisition costs and capital expenditures for equipment purchases, replacements, vessel refurbishments, plant expansions, fish oil refining processes and technology. Net investing activities, without acquisition activities, used cash of $21.0 million and $23.1 million for the six month ended June 30, 2015 and 2014, respectively. The Company made capital expenditures of approximately $21.0 million and $23.1 million, for the six month periods ended June 30, 2015 and 2014, respectively, including $0.3 million and $0.4 million, respectively, of capitalized interest. The Company anticipates investing an additional $11 million to $19 million in capital expenditures during the remainder of 2015, excluding capitalized interest, primarily for the expansion and refurbishment of vessels and plant assets, regulatory and environmental requirements and for the repair of certain equipment. Additional investment opportunities or requirements may arise during the year, which could cause capital expenditures to exceed this range.

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

Use of Capital: Contractual Obligations

The following tables aggregate information about the Company’s contractual cash obligations and other commercial commitments (in thousands) as of June 30, 2015:

	Payments Due by Period
		Less than	1 to 3	4 to 5	After 5
Contractual Cash Obligations	Total	1 year	years	years	years

Long-term debt	$59,054	$16,956	$30,665	$5,453	$5,980
Interest on long-term debt	6,227	1,641	2,731	1,096	759
Operating lease obligations	13,035	2,760	5,285	3,746	1,244
Pension funding (1)	4,565	1,200	975	1,600	790
Total Contractual Cash Obligations	$82,881	$22,557	$39,656	$11,895	$8,773

(1)	Represents estimated future benefit payments based on the expected return on plan assets and assumptions regarding discount rates.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

In the normal course of business, the financial condition of the Company is exposed to minimal market risk associated with interest rate movements on the Company’s borrowings.  In the past, to mitigate this risk, the Company has entered into interest rate swap agreements to effectively lock-in the LIBOR component of certain debt instruments.  However, no interest rate swap agreements are currently in effect. As of June 30, 2015, $39.2 million of the Company’s indebtedness is subject to variable interest rates. A one percent increase or decrease in the levels of interest rates on variable rate debt would not result in a material change to the Company’s results of operations.

OMEGA PROTEIN CORPORATION

The Company is exposed to market risk associated with diesel, natural gas, propane and potentially Bunker C fuel oil.  To partially mitigate this risk, the Company has forward purchased a portion of its expected diesel and natural gas usage for 2015 and 2016. For 2015, the Company is exposed to market risk associated with increases in diesel, natural gas, propane and potentially Bunker C fuel oil prices related to the portion not covered by swaps or held in material and supplies inventory as of June 30, 2015.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Form 10-K for the fiscal year ended December 31, 2014, except as follows:

The ASMFC has initiated regulatory action that may change the Atlantic menhaden quota among ASMFC member states or that may utilize new management reference points, either of which may lower future Atlantic menhaden harvests by the Company. In May 2015, the ASMFC Menhaden Board established a new coast-wide quota for Atlantic menhaden for 2015 and 2016 in response to the positive Atlantic Menhaden stock assessment. The revised coast-wide quota for the 2015 and 2016 fishing seasons is 187,880 mt, which represents a ten percent increase above the quota established in 2012. The allocation formula among ASMFC member states remains the same as established in 2012. As a result, after taking into account allocations among and within ASMFC member states, the Company’s harvest for 2015 and 2016 is limited to approximately 143,000 mt. As a result of this action, the Company increased the number of Atlantic fishing vessels from seven to eight for the 2015 fishing season.

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

The management action initiated by the Menhaden Board in May 2015 will also consider establishing new management reference points – benchmarks used to establish quotas and determine when the stock is considered overfished – that consider Atlantic Menhaden’s role as forage in the marine ecosystem. The Company does not expect this management action to be completed and effective until 2017. The new, higher quota levels have been set by the Menhaden Board below new, more conservative reference points recommended by the stock assessment panel and the menhaden stock is above the level that would be considered overfished. As a result, while the Company does not anticipate that the new reference points under consideration will have a material adverse impact on its business, financial condition or results of operations, it is not possible to predict how the ASMFC may utilize these reference points and what effect that they might ultimately have on the Company’s business, financial condition or results of operations.

Fluctuation in the “total yield” derived from Omega Protein’s fish catch could impact the Company’s ability to operate profitably. The “total yield,” or the percentage of fish meal, fish oil and fish solubles products derived from the menhaden fish has fluctuated over the years and from month to month due to natural conditions relating to fish biology over which Omega Protein has no control. For example, the Company’s 2015 oil yield results through June 30, 2015 have been below average. For illustrative purposes, the Company’s oil yields for the 2015 fishing season through June 30, 2015 were lower by 28.0% compared to those in the same period in the 2014 fishing season and were lower by 35.9% compared to the Company’s five year oil yield average during the same period. Total yields through June 30, 2015 decreased by 2.6% compared to those in the same period in the 2014 fishing season and were lower by 8.1% compared to the Company’s five year total yield average during the same period, due primarily to the lower fish oil yields. The Company believes that fish yields are influenced by multiple factors, including but not limited to, fish diet, weather, water temperature, fish population and age of fish, but such possible relationships and inter-relationships are not generally well understood. The impact of these poor oil yields has resulted in similar per unit inventory cost as of June 30, 2015 as compared to the full 2014 fishing season. If the oil yield does not increase as the 2015 season progress, lower oil volumes available for sale can be expected to adversely affect financial results through the second quarter of 2016.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

OMEGA PROTEIN CORPORATION

On August 4, 2015, our Board of Directors, acting upon the recommendation of its Corporate Governance and Nominating Committee, adopted and approved amendments to our bylaws which: (1) change the advance-notice time frames set forth in Article I, Sections 1.10 and 1.11, to provide for any notice of a stockholder proposal subject to those provisions to be received at our principal executive offices not more than 210 days nor less than 120 days prior to the first anniversary of the date of the immediately preceding year’s annual meeting of stockholders (our bylaws previously provided for the receipt of any such notice not more than 90 days nor less than 60 days prior to the anniversary of the preceding year’s annual meeting date); and (2) provide for additional requirements for stockholders nominating directors or submitting proposals to disclose: (a) other stockholder(s) with whom they are acting in concert with a nomination or proposal; (b) any hedging or other transaction or series of transactions they may have in place to mitigate potential stock losses; and (c) a description of any agreement, arrangement or understanding with respect to any such nomination. The foregoing is merely a summary of the amendments to our bylaws and is qualified in its entirety by reference to our amended and restated bylaws, a copy of which is included as Exhibit 3.1 to this Form 10-Q and is incorporated into this Item 5 by reference.

The changes to the advance-notice time frames set forth in Article I, Sections 1.10 and 1.11 will now require any stockholder proposals or director nominations that are submitted for the 2016 annual meeting of stockholders, to be received by our corporate secretary on or after November 28, 2015 and no later than February 26, 2016.

Item 6. Exhibits

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Bylaws of Omega Protein Corporation dated August 4, 2015.

*10.1

Omega Protein Corporation 2015 Long Term Incentive Plan (incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Commission on April 29, 2015).

*10.2

Form of Award of Restricted Stock Agreement for independent directors dated June 25, 2015 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 30, 2015).

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

OMEGA PROTEIN CORPORATION
(Registrant)

August 5, 2015	By:	/s/ Andrew C. Johannesen
Andrew C. Johannesen
Executive Vice President, Chief Financial Officer