Form 10-Q
period 2015-09-30
OMEGA PROTEIN CORP
filed 2015-11-04
CIK 1053650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Yes      No X .

Number of shares outstanding of the Registrant's Common Stock, par value $0.01 per share, on October 30, 2015: 22,246,157.

OMEGA PROTEIN CORPORATION

OMEGA PROTEIN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

(In thousands, except par value amounts)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements and Notes

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$783	$1,430
Receivables, net	43,271	36,621
Inventories	121,626	97,513
Deferred tax asset, net	2,349	1,871
Prepaid expenses and other current assets	5,080	4,936
Total current assets	173,109	142,371
Property, plant and equipment, net	180,068	169,932
Goodwill	38,271	42,501
Other intangible assets, net	21,198	23,002
Other assets, net	4,469	2,309
Total assets	$417,115	$380,115

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$3,179	$14,741
Accounts payable	17,682	21,047
Accrued liabilities	45,622	23,216
Total current liabilities	66,483	59,004
Long-term debt, net of current maturities	23,319	20,486
Deferred tax liability, net	24,090	25,949
Pension liabilities, net	4,258	5,375
Other long-term liabilities	5,097	3,419
Total liabilities	123,247	114,233
Commitments and contingencies
Stockholders’ equity:

Preferred stock, $0.01 par value; 10,000,000 authorized shares; none issued	—	—
Common Stock, $0.01 par value; 80,000,000 authorized shares; 22,296,979 and 21,587,751 shares issued and 22,221,957 and 21,527,319 shares outstanding at September 30, 2015 and December 31, 2014, respectively	217	210
Capital in excess of par value	149,096	141,855
Retained earnings	156,315	135,268
Treasury stock, at cost – 75,022 and 60,432 shares at September 30, 2015 and December 31, 2014, respectively	(753)	(595)
Accumulated other comprehensive loss	(11,007)	(10,856)
Total stockholders’ equity	293,868	265,882
Total liabilities and stockholders’ equity	$417,115	$380,115

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OMEGA PROTEIN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues	$112,216	$70,764	$277,015	$206,177
Cost of sales	77,023	56,586	201,196	151,082
Gross profit	35,193	14,178	75,819	55,095

Selling, general, and administrative expense	11,659	10,216	31,072	22,835
Research and development expense	751	608	2,295	1,636
Impairment of intangible assets	3,960	—	3,960	—
Loss related to plant closure	630	1,543	1,917	5,482
Loss on disposal of assets	949	12	1,283	245
Operating income	17,244	1,799	35,292	24,897
Interest income	2	4	6	17
Interest expense	(371)	(365)	(1,198)	(747)
Gain (loss) on foreign currency	(808)	272	(1,270)	272
Other expense, net	(137)	(39)	(341)	(213)
Income before income taxes	15,930	1,671	32,489	24,226
Provision for income taxes	5,356	1,012	11,442	8,963
Net income	10,574	659	21,047	15,263

Other comprehensive income (loss):
Foreign currency translation adjustment net of tax (expense) benefit of ($36), $243, $670 and $243, respectively	66	(449)	(1,245)	(449)
Energy swap adjustment, net of tax (expense) benefit of $45, $204, ($274) and $224, respectively	(84)	(379)	509	(416)
Pension benefits adjustment, net of tax expense of $105, $80, $315 and $240, respectively	195	149	585	446
Comprehensive income (loss)	$10,751	$(20)	$20,896	$14,844
Basic earnings per share (See Note 13)	$0.48	$0.03	$0.97	$0.73
Weighted average common shares outstanding	21,399	20,637	21,173	20,474
Diluted earnings per share (See Note 13)	$0.47	$0.03	$0.95	$0.70
Weighted average common shares and potential common share equivalents outstanding	21,797	21,258	21,626	21,122

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OMEGA PROTEIN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$21,047	$15,263
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,125	16,072
Loss related to plant closure	—	2,055
Loss on disposal of assets	1,283	245
Impairment of intangible assets	3,960	—
Provisions for losses on receivables	36	36
Share based compensation	1,722	1,688
Deferred income taxes	(1,508)	(936)
Unrealized loss on foreign currency fluctuations, net	1,270	(272)
Changes in assets and liabilities:
Receivables	(7,359)	(9,861)
Inventories	(24,446)	6,331
Prepaid expenses and other current assets	(528)	(602)
Other assets	(2,265)	1,454
Accounts payable	(3,805)	(1,880)
Accrued liabilities	23,673	9,030
Pension liability, net	(532)	(1,063)
Other long term liabilities	1,863	(21)
Net cash provided by operating activities	32,536	37,539
Cash flows from investing activities:
Proceeds from disposition of assets	55	257
Acquisition of Bioriginal, net of cash acquired	—	(46,388)
Capital expenditures	(29,086)	(36,254)
Net cash used in investing activities	(29,031)	(82,385)
Cash flows from financing activities:
Principal payments of long-term debt	(41,701)	(14,776)
Proceeds from long-term debt	33,151	24,000
Debt issuance costs	(970)	—
Purchase treasury stock at cost	(158)	(119)
Proceeds from stock options exercised	4,463	2,245
Excess tax benefit of stock options exercised	1,063	1,151
Net cash (used in) provided by financing activities	(4,152)	12,501
Net decrease in cash and cash equivalents	(647)	(32,345)
Cash and cash equivalents at beginning of year	1,430	34,059
Cash and cash equivalents at end of period	$783	$1,714

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

Basis of Presentation

These interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally provided have been omitted. The interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The year end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

In the opinion of management the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the Company’s consolidated financial position as of September 30, 2015, and the results of its operations for the three month and nine month periods ended September 30, 2015 and 2014 and its cash flows for the nine month periods ended September 30, 2015 and 2014. Quarterly operating results are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

Energy Swap	Consumption Period	Quantity	Price Per Unit	Energy Swap Asset/(Liability) as of September 30, 2015	Deferred Tax Asset/(Liability) as of September 30, 2015
				(in thousands)
Diesel - NYMEX Heating Oil Swap	October - November, 2015	488,615 Gallons	$2.24	$(481)	$168
Natural Gas - NYMEX Natural Gas Swap	October, 2015	40,937 MMBTUs	$3.25	(28)	10
Propane – Natural Gas Liquids Swap	October - November, 2015	465,280 Gallons	$0.72	(116)	41
Diesel - NYMEX Heating Oil Swap	May - November, 2016	2,418,679 Gallons	$2.23	(1,442)	505
Natural Gas - NYMEX Natural Gas Swap	April – October, 2016	312,450 MMBTUs	$3.14	(120)	42
Propane – Natural Gas Liquids Swap	June - November, 2016	1,902,590 Gallons	$0.58	(206)	72
Diesel - NYMEX Heating Oil Swap	May - November, 2017	358,280 Gallons	$1.84	(35)	12
Natural Gas - NYMEX Natural Gas Swap	April – October, 2017	124,900 MMBTUs	$3.09	(24)	8
				$(2,452)	$858

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Energy Swap	Consumption Period	Quantity	Price Per Unit	Energy Swap Asset/(Liability) as of December 31, 2014	Deferred Tax Asset/(Liability) as of December 31, 2014
				(in thousands)
Diesel - NYMEX Heating Oil Swap	May - November, 2015	2,333,848 Gallons	$2.75	$(2,097)	$734
Natural Gas - NYMEX Natural Gas Swap	April – October, 2015	114,000 MMBTUs	$4.09	(125)	44
Propane – Natural Gas Liquids Swap	June - November, 2015	1,024,800 Gallons	$0.86	(346)	121
Diesel - NYMEX Heating Oil Swap	May - November, 2016	1,333,464 Gallons	$2.50	(679)	238
Propane – Natural Gas Liquids Swap	June - November, 2016	341,600 Gallons	$0.67	(41)	14
				$(3,288)	$1,151

As of September 30, 2015, Omega Protein has recorded a long-term liability of $0.5 million, net of the current portion included in other current liabilities of $2.0 million, to recognize the fair value of energy swap derivatives, and has also recorded a deferred tax asset of $0.9 million associated therewith. As of December 31, 2014, Omega Protein has recorded a long-term liability of $0.7 million net of the current portion included in other current liabilities of $2.6 million to recognize the fair value of energy swap derivatives, and has also recorded a deferred tax asset of $1.2 million associated therewith. The effective portion of the change in fair value from inception to September 30, 2015 is recorded in “accumulated other comprehensive loss” in the Company’s unaudited condensed consolidated financial statements. The following table illustrates the changes recorded, net of tax, in accumulated other comprehensive loss resulting from the energy swap agreements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Beginning balance	$(1,544)	$142	$(2,137)	$179
Net (gain) loss, net of tax, reclassified to unallocated inventory cost pool	1,119	27	1,676	(62)
Net change associated with current period swap transactions, net of tax	(1,203)	(406)	(1,167)	(354)
Balance as of September 30,	$(1,628)	$(237)	$(1,628)	$(237)

The $1.6 million reported in accumulated other comprehensive loss as of September 30, 2015 will be reclassified to the unallocated inventory cost pool in the period when the energy consumption takes place. The amount to be reclassified, net of taxes, during the next 12 months is expected to be approximately $1.2 million.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The aggregate fair value of derivative instruments in gross liability positions as of September 30, 2015 and December 31, 2014 was $2.5 million and $3.3 million, respectively. These amounts represent the maximum exposure to loss at the reporting date as a result of all of the counterparties failing to perform as contracted.

As of September 30, 2015 (in thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts of Assets (Liabilities)Offset	Net Amounts of Assets (Liabilities) Presented in the Balance Sheet
Energy swap derivatives – liability position	$(2,452)	$-	$(2,452)

As of December 31, 2014 (in thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts of Assets (Liabilities)Offset	Net Amounts of Assets (Liabilities) Presented in the Balance Sheet
Energy swap derivatives – liability position	$(3,288)	$-	$(3,288)

If, at any time, the swaps are determined to be ineffective due to changes in the Company’s energy usage or underlying hedge agreements or assumptions, the fair value of the portion of the energy swaps determined to be ineffective will be recognized as a gain or loss in cost of sales for the applicable period. For the nine months ended September 30, 2015 and 2014, the Company recognized a gain of $0.1 million and $0 million, respectively, to cost of sales resulting from transactions associated with the ineffectiveness of diesel energy swaps. The fair value of all outstanding derivatives is determined using a model with inputs that are observable in the market or can be derived from or corroborated by observable data (level 2).

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

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive (loss) gain, net of tax, included in stockholders’ equity are as follows:

Changes in Accumulated Other Comprehensive Loss by Component

For the Nine Months Ended September 30, 2015 (in thousands)

	Gains and Losses On Cash Flow Hedges		Defined Benefit Pension Items		Foreign currency Translation adjustment	Total
Balance as of December 31, 2014	$(2,137)		$(7,804)		$(915)	$(10,856)
Other comprehensive loss before reclassifications	(1,167)		—		(1,245)	(2,412)
Amounts reclassified from accumulated other comprehensive loss	1,676	(a)	585	(b)	—	2,261
Net current-period other comprehensive income	509		585		(1,245)	(151)
Balance as of September 30, 2015	$(1,628)		$(7,219)		$(2,160)	$(11,007)

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Changes in Accumulated Other Comprehensive Loss by

For the Nine Months Ended September 30, 2014 (in thousands)

	Gains and Losses On Cash Flow Hedges		Defined Benefit Pension Items		Foreign currency Translation adjustment	Total
Balance as of December 31, 2013	$179		$(6,387)		$—	$(6,208)
Other comprehensive loss before reclassifications	(354)		—		(449)	(803)
Amounts reclassified from accumulated other comprehensive loss	(62)	(a)	446	(b)	—	384
Net current-period other comprehensive income	(416)		446		(449)	(419)
Balance as of September 30, 2014	$(237)		$(5,941)		$(449)	$(6,627)

(a)	This accumulated other comprehensive income component is reclassified to the unallocated inventory cost pool in the period when the energy consumption takes place.
(b)

This accumulated other comprehensive income component is included in the computation of net periodic pension costs as amortization of actuarial loss which are explained in more detail in Note 15 to the consolidated financial statements in Item 8 of the Company’s Form 10-K for the fiscal year ended December 31, 2014.

Recently Issued Accounting Standards

In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-16 Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. This update eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Acquirers would now recognize measurement-period adjustments during the period in which they determine the amount of the adjustment. This update is effective for annual and interim reporting periods beginning after December 15, 2015, including interim periods within those fiscal years, and should be applied prospectively to adjustments for provisional amounts that occur after the effective date with early adoption permitted for financial statements that have not been issued. The Company’s adoption of ASU No. 2015-16 is not expected to have a material impact on the Company’s consolidated results of operations, financial position and related disclosures.

In August 2015, the FASB issued ASU 2015-15 Interest—Imputation of Interest (Subtopic 835-30) related to the presentation of debt issuance costs. This standard clarifies the guidance set forth in ASU 2015-03, which required that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the debt liability rather than as an asset. The new pronouncement clarifies that debt issuance costs related to line-of-credit arrangements could continue to be presented as an asset and be subsequently amortized over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the arrangement. The Company will consider this clarification in conjunction with its adoption of ASU 2015-03, which is expected to occur for the Company’s fiscal year beginning January 1, 2016, and it is not expected to have a material impact on the Company’s consolidated results of operations, financial position and related disclosures.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory.  The guidance applies to inventory that is measured using either the first-in, first-out or average cost methods and requires entities to measure their inventory at the lower of cost and net realizable value.  The amendment defines net realizable value as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  The new standard is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  The Company’s adoption of ASU No. 2015-11 is not expected to have a material impact on the Company’s consolidated results of operations, financial position and related disclosures.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810).  The amendments (1) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities, (2) eliminate the presumption that a general partner should consolidate a limited partnership, (3) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships, and (4) provide a scope exception from consolidation guidance for reporting entities with interest in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. The new standard is effective in annual periods beginning after December 15, 2015 and interim periods within those annual periods. Early adoption is permitted. The Company’s adoption of ASU No. 2015-02 is not expected to have an impact on the Company’s consolidated results of operations, financial position and related disclosures.

In January 2015, the FASB issued ASU 2015-01, Income Statement- Extraordinary and Unusual Items (Subtopic 225-20).  The update eliminates from GAAP the concept of extraordinary items. Eliminating the concept of extraordinary items will save time and reduce costs for preparers because they will not have to assess whether a particular event or transaction event is extraordinary. This alleviates uncertainty for preparers, auditors, and regulators because auditors and regulators no longer will need to evaluate whether a preparer treated an unusual and/or infrequent item appropriately. The new standard is effective in annual periods beginning after December 15, 2015 and interim periods within those annual periods. Early adoption is permitted. The Company’s adoption of ASU No. 2015-01 is not expected to have an impact on the Company’s consolidated results of operations, financial position and related disclosures.

In November 2014, the FASB issued ASU 2014-16, Derivatives and Hedging: Determining whether the Host Contract in a Hybrid Financial Statement Issued in the Form of a Share is More Akin to Debt or Equity.  This ASU amended the Derivatives and Hedging Accounting Standards Codification to eliminate the use of different methods in practice and thereby reduce existing diversity under GAAP in the accounting for hybrid financial instruments used in the form of a share. The new standard is effective in annual periods beginning on or after December 15, 2015 with early adoption permitted. The Company’s adoption of ASU No. 2014-16 is not expected to have an impact on the Company’s consolidated results of operations, financial position and related disclosures.

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

In June 2014, the FASB issued ASU No. 2014-12, Compensation — Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.  A performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition under Accounting Standards Codification (“ASC”) 718, Compensation — Stock Compensation. As a result, the target is not reflected in the estimation of the award's grant date fair value. Compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved.  The guidance is effective for annual periods beginning after December 15, 2015 and interim periods within those annual periods. Early adoption is permitted.  The Company does not expect this ASU to have a material impact on the Company’s consolidated results of operations, financial position and related disclosures.

In May 2014, the FASB and the International Accounting Standards Board (“IASB”) jointly issued new accounting guidance for recognition of revenue. This new guidance replaces virtually all existing U.S. GAAP and IFRS guidance on revenue recognition.

On July 9, 2015, the FASB voted to defer the effective date for its new revenue standard for public and nonpublic entities reporting under U.S. GAAP by one year. As a result, the new guidance is now effective for fiscal years beginning after December 15, 2017. This new guidance applies to all periods presented. Therefore, when the Company issues its financial statements on Forms 10-Q and 10-K for periods included in its year ended December 31, 2018, its comparative periods that are presented from the years ended December 31, 2016 and 2017, must be retrospectively presented in compliance with this new guidance. Early adoption is not allowed for U.S. GAAP. The new guidance requires companies to make more estimates and use more judgment than under current accounting guidance.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The FASB and IASB (collectively, the “Boards”) have discussed clarifying the guidance in their new revenue standards for: (1) licenses of intellectual property, (2) identifying performance obligations, (3) noncash consideration and (4) collectability. The Boards have also discussed whether to add practical expedients for the accounting for contract modifications at transition and the presentation of sales taxes, and the FASB separately discussed several technical corrections. The FASB and the IASB did not agree on the nature and breadth of all of the changes to be proposed. The Boards are expected to issue separate exposure drafts later this year.

The Company continues to evaluate (i) the two allowed adoption methods to determine which method it plans to use for retrospective presentation of comparative periods, (ii) the impact of proposed clarifications to the guidance on timing of the recognition of revenue within the Company’s various revenue streams and (iii) whether the implementation of this new guidance will have a material impact on the Company’s consolidated financial position or results of operations for the periods presented.

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements and Property, Plant and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has or will have a major effect on an entity's operations and financial results. The new standard is effective in annual periods beginning on or after December 15, 2014 with early adoption permitted. The guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. The Company’s adoption of ASU No. 2014-08, effective January 1, 2015, did not have an impact on the Company’s consolidated results of operations, financial position and related disclosures.

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

The Euro is the functional currency of Bioriginal’s Netherlands-based subsidiaries (“Bioriginal Europe”). The operations of these subsidiaries are considered self-sustaining and their financial statements are translated into U.S. Dollars using the current rate method. Under this method, all assets and liabilities are translated to U.S. Dollars at exchange rates in effect at the balance sheet date and all revenue and expenses are translated at rates in effect at the time of the transactions. Exchange gains and losses arising from this translation, representing the net unrealized foreign currency translation gain (loss) on the Company's net investment in its self-sustaining subsidiaries, are recorded in the accumulated other comprehensive income (loss) component of stockholders' equity. Adjustments to the accumulated other comprehensive income (loss) account are not recorded in the unaudited condensed consolidated statement of comprehensive income until realized through an addition or reduction in the Company's net investment in such operations.

Stock-Based Compensation

Stock Options

The Company has issued non-qualified stock options under its incentive plans. The options generally vested in equal installments over three years and expire in ten years. As of and for the three and nine months ended September 30, 2015 and 2014, all stock options were vested and no stock-based compensation expense related to stock options was incurred.

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

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

During the nine month periods ended September 30, 2015 and 2014, the Company issued 110,616 and 356,262 shares of restricted stock, respectively, under the 2015 Long Term Incentive Plan and the 2006 Incentive Plan to employees and non-employee directors. The Company’s compensation expense related to restricted stock, which is primarily reflected in selling, general and administrative expense in the unaudited condensed consolidated statement of comprehensive income, was approximately $0.7 million and $0.6 million ($0.5 million and $0.4 million after tax) for the three months ended September 30, 2015 and 2014, respectively, and approximately $1.7 million and $1.3 million ($1.1 million and $0.9 million after tax) for the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015, there was approximately $3.6 million ($2.3 million after tax) of unrecognized compensation expense related to non-vested restricted stock that is expected to be recognized over a weighted-average period of 1.1 years, of which $0.6 million ($0.4 million after-tax) of compensation expense is expected to be recognized during the remainder of fiscal year 2015.

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

The Company’s compensation expense related to performance units, which is primarily reflected in selling, general and administrative expense in the unaudited condensed consolidated statement of comprehensive income, was approximately $0.4 million and $0.1 million ($0.3 million and $0 million after tax) for the three months ended September 30, 2015 and 2014, respectively, and approximately $1.1 million and $0.4 million ($0.7 million and $0.3 million after tax) for the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015, there was approximately $2.4 million ($1.5 million after tax) of unrecognized compensation expense related to performance units that is expected to be recognized over a weighted-average period of 2.0 years, of which $0.3 million ($0.2 million after-tax) of compensation expense is expected to be recognized during the remainder of fiscal year 2015.

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

B. Recording of Assets Acquired and Liabilities Assumed

In connection with its acquisition of Bioriginal, the Company paid an aggregate purchase price of $70.5 million, plus a working capital adjustment of $0.7 million, to the sellers as follows: (i) $46.5 million in cash to the sellers, (ii) assumption of approximately $21.5 million of Bioriginal’s indebtedness, and (iii) issuance of 238,377 shares of restricted common stock of the Company valued at approximately $3.2 million (based on a 30-day average closing price) to certain sellers (the “Management Sellers”). The restrictions on the shares will terminate, with certain exceptions, on the third anniversary of the closing date and are subject to the terms and conditions of the Purchase Agreement; see Note - 1 Significant Accounting Policies Summary of Operations and Basis of Presentation for more information on Restricted Stock. The Purchase Agreement also provides for a performance-based earn-out amount of up to a maximum amount that, as of December 31, 2014, was $7.1 million Canadian Dollars to be paid in September 2017 to the Management Sellers for achieving or exceeding certain adjusted EBITDA targets for Bioriginal during calendar years 2014 through 2016; see Note 12 Commitments and Contingencies for additional information. During the nine months ended September 30, 2015, the Company received $0.1 million related to the finalization of the closing working capital adjustment.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The Company incurred approximately $2.8 million in pretax transaction costs directly related to the acquisition that were expensed and included in selling, general and administrative expense in the consolidated statement of comprehensive income for the year ended December 31, 2014. The acquisition costs consisted primarily of legal, advisory, valuation, and other consulting fees. The transaction has been accounted for using the acquisition method of accounting which requires, among other things, that all assets acquired and liabilities assumed from acquisitions be recognized at their fair values as of the acquisition date. Any excess of the purchase price over the fair values of the net assets acquired are recorded as goodwill. The following table shows the allocation of the purchase price (in thousands):

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

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Specifically, the goodwill recorded as part of the acquisition of Bioriginal includes the following:

●	the expected synergies and other benefits that the Company believes may result from combining the operations of Bioriginal with the operations of the Company’s human nutrition segment,
●	any intangible assets that do not qualify for separate recognition, and
●	the value of the going-concern element of Bioriginal’s existing business (the higher rate of return on the assembled collection of net assets over the acquisition of all the net assets separately).

See Note 9 - Goodwill and Other Intangible Assets, for more information about goodwill and other intangible assets.

C. Unaudited Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of the Company and Bioriginal on a pro forma basis, as though the companies had been combined as of January 1, 2014. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had actually taken place on January 1, 2014 and is not intended to be a projection of future results or trends.

	Revenue	Net income
	(in thousands)
2014 supplemental pro forma from July 1, 2014 – September 30, 2014	$91,842	$1,055
2014 supplemental pro forma from January 1, 2014 – September 30, 2014	$289,174	$17,582

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

NOTE 3. PLANT CLOSURE

In December 2013, the Company effectively closed its menhaden fish processing plant located in Cameron, Louisiana and re-deployed certain vessels from that facility to the Company’s other Gulf Coast facilities located in Abbeville, Louisiana and Moss Point, Mississippi. In conjunction with the closure, the following charges were incurred in the Company’s unaudited condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2015 and from December 2013 to September 30, 2015:

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014	December 2013 to September 30, 2015
	(in thousands)
Impairment of property, plant and equipment	$—	$675	$—	$2,414	$7,922
Write-off material and supplies inventory	—	26	—	43	150
Employee severance costs	—	100	—	340	732
Estimated decommissioning costs	—	—	—	—	250
Other ongoing closure costs not attributable to future production	630	742	1,917	2,685	6,517
Total loss related to plant closure	$630	$1,543	$1,917	$5,482	$15,571

In addition to the above recognized losses, the Company expects that it may have additional losses related to ongoing costs not attributable to future production such as site costs, clean-up and disassembly.

NOTE 4. RECEIVABLES, NET

Receivables are summarized below:

	September 30, 2015	December 31, 2014
	(in thousands)
Trade	$40,835	$29,534
Insurance	1,285	1,711
Income tax	980	5,442
Other	608	370
Total accounts receivable	43,708	37,057
Less allowance for doubtful accounts	(437)	(436)
Receivables, net	$43,271	$36,621

NOTE 5. INVENTORY

The major classes of inventory are summarized below:

	September 30, 2015	December 31, 2014	September 30, 2014
	(in thousands)
Fish meal	$52,644	$28,400	$46,544
Fish oil	22,106	19,300	25,458
Fish solubles	831	683	708
Nutraceutical products	5,756	4,635	4,141
Bioriginal products	25,387	26,219	19,089
Dairy protein products	7,605	2,783	2,072
Unallocated inventory cost pool, including off-season costs	(2,828)	6,854	242
Other materials and supplies	10,125	8,639	9,665
Total inventory	$121,626	$97,513	$107,919

Inventory is stated at the lower of cost or net realizable value. The elements of the September 30, 2015 unallocated inventory cost pool include Omega Protein’s plant and vessel related labor, utilities, rent, repairs and depreciation, which are allocated to 2015 fishing season production. The unallocated inventory cost pool may temporarily have a negative balance late in the fishing season due to differences in the timing of costs and production.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

NOTE 6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are summarized below:

	September 30, 2015	December 31, 2014
	(in thousands)
Prepaid insurance	$3,469	$2,322
Product deposits	—	998
Selling expenses	243	156
Leases	132	168
Other prepaids and expenses	1,236	1,292
Total prepaid expenses and other current assets	$5,080	$4,936

Amounts included in prepaid expenses and other current assets consist primarily of prepaid operating expenses including insurance, rents, and selling expenses. Prepaid selling expenses are expensed in those periods in which the related revenue is recognized.

NOTE 7. OTHER ASSETS

Other assets are summarized below:

	September 30, 2015	December 31, 2014
	(in thousands)
Fish nets, net of accumulated amortization of $2,217 and $2,694	$1,362	$1,195
Insurance receivable	1,696	498
Title XI debt issuance costs	160	246
Other debt issuance costs	1,145	264
Deposits and other	106	106
Total other assets, net	$4,469	$2,309

Amortization expense for fishing nets was approximately $0.3 million for the three months ended September 30, 2015 and 2014 and $0.9 million and $1.0 million for the nine months ended September 30, 2015 and 2014, respectively.

As of September 30, 2015 and December 31, 2014, insurance receivables primarily relate to Jones Act claims for employees aboard its vessels. This estimated amount is recorded gross of estimated claims which may be due to claimants and is included in accrued insurance liabilities.

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

NOTE 8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized below:

	September 30, 2015	December 31, 2014
	(in thousands)
Land	$9,359	$9,326
Plant assets	199,383	188,498
Fishing vessels	120,207	111,379
Furniture and fixtures	8,145	7,792
Construction in progress	20,574	15,893
Total property and equipment	357,668	332,888
Less accumulated depreciation and impairment	(177,600)	(162,956)
Property, plant and equipment, net	$180,068	$169,932

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Depreciation expense was $5.3 million and $5.1 million for the three months ended September 30, 2015 and 2014, respectively, and $15.6 million and $14.4 million for the nine months ended September 30, 2015 and 2014, respectively.

The Company capitalizes interest as part of the acquisition cost of a qualifying asset. Interest is capitalized only during the period of time required to complete and prepare the asset for its intended use. For the three months ended September 30, 2015 and 2014, the Company capitalized interest of approximately $0.2 million and $0.1 million, respectively. For the nine months ended September 30, 2015 and 2014, the Company capitalized interest of approximately $0.5 million.

During the three and nine months ended September 30, 2015, the Company impaired an asset which was previously included in construction in progress. The impairment resulted in a loss on disposal of assets of $1.0 million.

NOTE 9. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is measured as the excess of the cost of an acquisition over the sum of the amounts assigned to the fair value of tangible and intangible assets acquired less liabilities assumed. All of the Company’s goodwill and other intangible assets are the result of acquisitions in the human nutrition segment.

Goodwill is tested annually for impairment of value, and whenever an event occurs or circumstances change that would more likely than not indicate that the carrying value of a reporting unit that includes goodwill is greater than the fair value of that reporting unit. Determining whether an indicator of impairment has occurred during an interim period involves a significant amount of judgment.  During the interim periods, qualitative factors such as deterioration in general economic conditions, changes in the market for an entity’s products or services, declines in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods, among others, are evaluated to determine if a triggering event which would result in a potential impairment has incurred.

Due to a decline in actual earnings compared with the projected results for the nine months ended September 30, 2015, the Company performed interim testing of goodwill and other indefinitely lived intangible assets for 1) InCon and Cyvex, as a single reporting unit and 2) WSP.

Cyvex and InCon

The testing related to the Cyvex and InCon reporting unit indicated the carrying value of its trade names/secrets and goodwill exceeded their calculated fair values by $0.1 million and $3.9 million. Fair value was determined by utilizing market and income approaches. As a result, a $4.0 million impairment charge was recognized during the three and nine month periods ended September 30, 2015. Key assumptions in the fair value calculation include future fish oil and nutraceutical sales volumes and prices, tolling revenue, the portion of sales attributable to trade secrets, production costs and the discount rate.

Wisconsin Specialty Protein

The testing related to the WSP reporting unit indicated the calculated fair values of its trade names and goodwill exceeded their calculated carrying values by $1.4 million or 120% and $1.3 million or 7%, respectively. Fair value was determined by utilizing market and income approaches. Key assumptions in the fair value calculation include dairy protein product sales volumes and prices, the portion of sales attributable to the brand name, the cost and availability of raw materials and the discount rate.

Bioriginal

During the second quarter of 2015, the Company completed its first annual impairment testing of goodwill and indefinite life intangible assets related to its acquisition of Bioriginal in September 2014.  As of June 30, 2015, the calculated fair value of Bioriginal’s trade name exceeded its $3.8 million carrying value by 7% and the calculated fair value of goodwill and other indefinite lived intangible assets exceeded their $26.6 million carrying values by 13%. Key assumptions in the fair value calculation include sales volumes and prices, the portion of sales attributable to trade names, the cost and availability of raw materials and the discount rate.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The following table summarizes the changes in the carrying amount of goodwill by reporting unit (in thousands):

	Bioriginal	WSP	Cyvex and InCon	Total
January 1, 2015	$27,045	11,614	3,842	$42,501
Impairment	—	—	(3,842)	(3,842)
Foreign currency translation adjustment	(388)	—	—	(388)
September 30, 2015	$26,657	11,614	—	$38,271

The assessments of goodwill and other indefinite lived intangible assets are based on assumptions that require speculation and are highly subjective given the early stage and transitional nature of the businesses and the use of other reasonable, but different, assumptions could provide significantly different fair values and potential impairments. The Company’s quantitative tests have assumed increasing cash flows over the next several years, based on anticipated sales growth and improved profitability. The Company’s ability to grow sales and improve profitability as expected is contingent on its ability to, among other factors, procure adequate supplies of raw materials, align product production and customer demand, and price products at appropriate margins above production or procurement costs. Considering the level of sensitivity with respect to the key assumptions, if the Company does not (i) ensure adequate supplies of raw materials, (ii) adequately anticipate changes in its customers’ demand for products or (iii) price products at appropriate margins above production or procurement costs, its future cash flows may fail to meet the Company's cash flow projections. If the cash flows decline sufficiently, the estimated fair values would be reduced and could potentially result in a material impairment in a subsequent period.

The following table summarizes the Company’s intangible assets (dollars in thousands):

	Balance at January 1, 2015	(1) Amortization	Impairment	Foreign currency translation adjustment	Balance at September 30, 2015
Customer relationships and non-competes, net of accumulated amortization of $2,344 and $3,816, respectively	$17,090	(1,472)	—	(130)	$15,488
Indefinite life intangibles – trade names/secrets and other	5,912	—	(118)	(84)	5,710
Total intangible assets	$23,002	(1,472)	(118)	(214)	$21,198

(1)	Weighted average life of 10 years.

Amortization expense of the Company’s intangible assets for the three months ended September 30, 2015 and 2014 was approximately $0.5 million and $0.3 million, respectively, and for the nine months ended September 30, 2015 and 2014 was approximately $1.5 million and $0.6 million, respectively. The below table shows estimated future amortization expense related to intangible assets (in thousands):

Remainder of 2015	$500
2016	1,971
2017	1,971
2018	1,971
Thereafter	9,396
Total estimated future amortization expense	$15,809

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The Company’s goodwill and other intangible assets are more fully explained in Note 10 to the consolidated financial statements in Item 8 of the Company’s Form 10-K for the fiscal year ended December 31, 2014.

NOTE 10. NOTES PAYABLE AND LONG-TERM DEBT

A summary of the Company's long-term debt consists of the following:

	September 30,	December 31,
	2015	2014
	(in thousands)
U.S. government guaranteed obligations (Title XI loans) collateralized by a first lien on certain vessels and certain plant assets:
Amounts due in installments through 2025, interest from 5.7% to 6.6%	$10,910	$21,111
Amounts due on Loan Agreement in August 2020, interest at a Base Rate, LIBOR, and CDOR plus an applicable margin (1.45% to 3.25% at September 30, 2015)	13,443	—
Amounts due on prior loan agreement in March 2017, interest at LIBOR plus an applicable rate (1.84% at December 31, 2014)	—	2,000
ING Commercial Finance B.V., interest at EURIBOR plus an applicable rate (1.70% and 1.76% at September 30, 2015 and December 31, 2014, respectively)	2,145	2,367
HSBC credit facility, repaid August 2015, interest at HSBC prime rate plus an applicable rate (4.5% December 31, 2014)	—	9,749
Total debt	26,498	35,227
Less current maturities	(3,179)	(14,741)
Long-term debt	$23,319	$20,486

The estimated fair value of the Company’s total debt at September 30, 2015 and December 31, 2014, based on quoted market prices available to the Company for issuance of similar debt with similar terms (level 2), was $27.4 million and $36.9 million, respectively.

The Title XI loans are secured by certain liens on the Company’s fishing vessels and mortgages on the Company’s Reedville, Virginia, Moss Point, Mississippi and Abbeville, Louisiana plants.

In June 2011, pursuant to the Title XI program, the United States Department of Commerce Fisheries Finance Program (the “FFP”) approved a financing application made by the Company in the amount of $10 million (the “Approval Letter”) which expires on June 20, 2016. To date, the Company has not borrowed any amounts under the Approval Letter and its ability to do so has been adversely affected by an EPA notice that the Company’s Omega Protein subsidiary is ineligible, as a result of its previous convictions under the Clean Water Act, for receipt of government contracts or benefits in certain cases. See “Risk Factors - If our Omega Protein subsidiary fails to comply with the terms of its probation under a plea agreement entered into in June 2013, we could be subject to criminal prosecution” in the Company’s Form 10-K for the year ended December 31, 2014 for further detail on this EPA notice. As of September 30, 2015, the Company had approximately $10.9 million of borrowings outstanding under Title XI and was in compliance with all of the covenants contained therein.

On August 20, 2015 (the “Closing Date”), the Company and certain subsidiaries entered into a Second Amended and Restated Loan Agreement (the “Loan Agreement”) with Wells Fargo Bank, National Association, as administrative agent (the “Agent”) for the lenders (currently Wells Fargo Bank, N.A., JP Morgan Chase Bank, N.A. and BMO Harris Bank, N.A.) (collectively, the “Lenders”) pursuant to which the Lenders agreed to extend credit to the Company in the form of loans (each a “Loan” and collectively, the “Loans”) on a revolving basis of up to $125.0 million in the aggregate (the “Commitment”), with $95.0 million of such Commitment allocated to Revolving A Loans to be made to the Company or Omega Protein in U.S. Dollars or Alternative Currencies (as such term is defined in the Loan Agreement) and $30.0 million of such Commitment allocated to Revolving B Loans to be made to the Company and certain subsidiaries, including Bioriginal, in U.S. Dollars or Canadian Dollars. The Commitment includes a sub-facility for swingline loans up to an amount not to exceed $10.0 million, a sub-facility for standby letters of credit issued for the account of the Company or Omega Protein up to an amount not to exceed $20.0 million, a sub-facility for standby or commercial letters of credit issued for the account of Bioriginal up to an amount not to exceed $7.5 million (subject to a temporary increase of $9.0 million), and an accordion feature that allows the Company to increase the amount of the Commitment up to an additional $75.0 million, subject to the further commitments of the Lenders and other customary conditions precedent. The Loan Agreement amended and restated the Company’s existing senior secured credit facility (the “Prior Loan Agreement”). The proceeds of the Loan Agreement were and will be used to (a) refinance existing debt under the Prior Loan Agreement, (b) pay fees and expenses incurred in connection with the refinancing of the Prior Loan Agreement and the entry into the Loan Agreement, (c) refinance certain debt owing to HSBC Bank Canada pursuant to an agreement that has been terminated, and (d) provide ongoing working capital and for other general corporate purposes of the Company and its subsidiaries.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

As of September 30, 2015, the Company has $1.2 million in deferred debt issuance costs associated with the Loan Agreement, $0.2 million of which was carried over from the Prior Loan Agreement, on the Unaudited Condensed Consolidated Balance Sheet.

Any Loans will bear interest as follows:

●

Revolving A Loans and Revolving B Loans denominated in U.S. Dollars will bear interest, at the election of the Company, at (a) the Base Rate (defined as a fluctuating rate equal to the highest of: (x) the rate of interest most recently announced by the Agent as its “prime rate,” (y) the Federal Funds Rate plus 1.00% and (z) a rate determined by the Agent to be 1.50% above daily one month LIBOR (except during certain periods of time)) plus the Applicable Margin (as defined in the Loan Agreement), or (b) a rate per annum determined by the Agent to be equal to LIBOR in effect for the applicable interest period plus the Applicable Margin.

●

Revolving A Loans denominated in Alternative Currencies will bear interest at a rate per annum determined by the Agent to be equal to LIBOR in effect for the applicable interest period plus the Applicable Margin.

●

Revolving B Loans denominated in Canadian Dollars will bear interest at (a) the Canadian Prime Rate (defined as a fluctuating rate equal to the highest of (y) the rate of interest most recently announced by the Agent as its reference rate in effect for determining interest rates for Canadian Dollar denominated commercial loans in Canada and (z) a rate determined by the Agent to be 1.50% above daily one month CDOR plus the Applicable Margin) or (b) CDOR plus the Applicable Margin.

●	Swingline Loans shall bear interest at the Base Rate plus the Applicable Margin.

All obligations of the Company under the Loan Agreement are secured by a first priority lien (subject to Permitted Liens, as defined in the Loan Agreement) against all assets of each of the Company and certain subsidiaries (other than certain excluded property, including property pledged to secure loans from the national fisheries finance program). Collateral provided by (a) the Company and its U.S.-domiciled subsidiaries shall guarantee or secure, as applicable, all of the obligations under the Loan Agreement and other Loan Documents and (b) Bioriginal and, if applicable, its subsidiaries, shall only guarantee or secure, as applicable, obligations of Bioriginal in respect of Revolving B Loans.

The Loan Agreement requires the Company to comply with various affirmative and negative covenants affecting the Company’s businesses and operations. In addition, the Loan Agreement requires the Company to comply with the following financial covenants:

●

The Company is required to maintain on a consolidated basis Tangible Net Worth equal to at least the sum of the following: (a) $170,000,000, plus (b) 50% of net income (if positive, with no deduction for losses) earned in each quarterly accounting period commencing after December 31, 2014, plus (c) 75% of the net proceeds from any Equity Interests (as defined in the Loan Agreement) issued after the Closing Date, plus (d) 100% of any increase in stockholders’ equity resulting from the conversion of debt securities to Equity Interests after the Closing Date.

●	The Company is required to maintain on a consolidated basis a Consolidated Total Leverage Ratio of not greater than 3.00 to 1.00. This ratio will be calculated at the end of each fiscal quarter.
●	The Company is required to maintain on a consolidated basis a Consolidated Fixed Charge Coverage Ratio of at least 1.25 to 1.00. This ratio will be calculated at the end of each fiscal quarter.

All Loans and all other obligations outstanding under the Loan Agreement shall be payable in full in August 2020.

As of September 30, 2015 and December 31, 2014, the Company had $13.4 million and $2.0 million outstanding under the Loan Agreement and Prior Loan Agreement, respectively, and approximately $7.7 million in letters of credit. As of September 30, 2015, the Company was in compliance with all financial covenants under the Loan Agreement. The Company has no off-balance sheet arrangements other than normal operating leases and standby letters of credit. For a more detailed description of the Loan Agreement, see the Company’s Current Report on Form 8-K filed with the SEC on August 24, 2015.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

In March 2015, Bioriginal Europe extended the terms of its credit facility with ING Commercial Finance B.V. which provides borrowings up to an amount based on accounts receivable and inventory balances, and matures on March 31, 2018.  Advances are repayable on demand and bear interest payable monthly at 1.75% + EURIBOR (currently 1.70%).  This credit facility is secured by accounts receivable and inventory of Bioriginal Europe to a maximum of 85% of accounts receivable and 60% of inventory.  This credit facility contains cross default provisions and other covenants.  As of September 30, 2015, $2.1 million was outstanding under this credit facility, which is included in current maturities.

In June 2010, Bioriginal Europe entered into a credit facility with ING Bank N.V. which provides borrowings up to 250,000 Euro.  Under the credit facility, interest is paid at 2.97% plus the EURIBOR rate (currently 2.98%).  This credit facility is secured by Bioriginal Europe’s equipment. This facility contains cross default provisions and other covenants.   As of September 30, 2015, there were no outstanding borrowings under this credit facility.

In April 2014, Bioriginal Canada entered into a credit facility with HSBC Bank of Canada which provided borrowings up to $20 million Canadian Dollars. This credit facility was repaid in August 2015 and the agreement was terminated.

NOTE 11. ACCRUED LIABILITIES

Accrued liabilities are summarized below:

	September 30,	December 31,
	2015	2014
	(in thousands)
Insurance	$6,389	$5,998
Reserve for plant closure costs	39	456
Salary and benefits	19,567	7,273
Trade creditors	8,159	5,045
Taxes, other than income tax	1,476	222
Income tax	7,109	—
Energy swap liability, current portion	1,916	2,568
Deferred revenue	914	1,400
Accrued interest	53	246
Other	—	8
Total accrued liabilities	$45,622	$23,216

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

In addition to the acquisition date cash purchase price and restricted stock, the Management Sellers may also earn additional amounts based on the annual adjusted EBITDA of Bioriginal’s business during each of the calendar years 2014 through 2016. For each calendar year, if the adjusted EBITDA meets or exceeds agreed upon targets, the Management Sellers will be eligible for an earn-out payment ranging from $1.2 million to $2.9 million Canadian Dollars, subject to certain forfeitures based on termination of Management Sellers’ employment. The maximum total payment for all three years is $7.1 million Canadian Dollars.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The earn-out payments are estimated on a quarterly basis and will be paid-out in September 2017. The Company records the estimated contractual obligation as compensation expense during each year as it is deemed probable that such amount will be payable. As of September 30, 2015 and December 31, 2014, the Company recorded a $1.3 million and $0.4 million liability, respectively, related to this provision of the agreement. The threshold for a $1.2 million Canadian Dollar payment was achieved for 2014.

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

NOTE 13. RECONCILIATION OF BASIC AND DILUTED PER SHARE DATA (in thousands except per share data)

Basic earnings per share is calculated by dividing net income allocated to common shares outstanding by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share assumes the exercise of stock options provided the effect is not anti-dilutive.

The Company grants certain incentive compensation awards, including restricted stock, to employees and non-employee directors that are considered to be participating securities. Due to the presence of participating securities, earnings per share is calculated using the two-class method.

Three Months Ended September 30:	2015		2014
Allocation of earnings:
Net income	$10,574		$659
Income allocated to participating securities	(289)		(19)
Income allocated to common shares outstanding	$10,285		$640

Weighted average common shares outstanding	21,399		20,637

Basic earnings per share		$0.48		$0.03

Stock options assumed exercised	398		621
Weighted average diluted common shares and potential common share equivalents outstanding	21,797		21,258

Diluted earnings per share		$0.47		$0.03

Nine Months Ended September 30:	2015		2014
Allocation of earnings:
Net income	$21,047		$15,263
Income allocated to participating securities	(563)		(402)
Income allocated to common shares outstanding	$20,484		$14,861

Weighted average common shares outstanding	21,173		20,474

Basic earnings per share		$0.97		$0.73

Stock options assumed exercised	453		648
Weighted average diluted common shares and potential common share equivalents outstanding	21,626		21,122

Diluted earnings per share		$0.95		$0.70

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Options to purchase the following number of shares of common stock (in thousands) were outstanding during the three and nine months ended September 30, 2015 and 2014 but were excluded from the computation of diluted earnings per share because the adjusted exercise prices of the options based upon the assumed proceeds were greater than the average market price of the shares during that period.

Three Months Ended September 30,		Nine Months Ended September 30,
2015	2014	2015	2014
—	25	—	125

NOTE 14. COMPONENTS OF NET PERIODIC BENEFIT COST

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Service cost	$—	$—	$—	$—
Interest cost	230	274	690	823
Expected return on plan assets	(276)	(298)	(828)	(894)
Amortization of prior service costs	—	—	—	—
Amortization of net loss	300	229	900	686
Net periodic pension cost	$254	$205	$762	$615

For the nine months ended September 30, 2015 and 2014, the Company contributed approximately $1.0 million and $1.5 million, respectively, to the Company’s pension plan. The Company expects to make contributions of $0.2 million to the pension plan during the remainder of 2015.

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

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The tables below present information about reported segments for the three months ended September 30, 2015 and 2014 (in thousands). All cash and cash equivalent balances have been included in the identifiable assets of the unallocated segment.

2015	Animal Nutrition	Human Nutrition	Unallocated	Total
Revenue (1)	$73,169	$39,047	$—	$112,216
Cost of sales	44,449	32,574	—	77,023
Gross profit	28,720	6,473	—	35,193
Selling, general and administrative expense (including research and development)	767	5,170	6,473	12,410
Impairment of intangible assets	—	3,960	—	3,960
Loss related to plant closure	630	—	—	630
(Gain) loss on disposal of assets	(19)	968	—	949
Operating income (loss)	$27,342	$(3,625)	$(6,473)	$17,244
Depreciation and amortization	$4,575	$1,510	$129	$6,214
Identifiable assets	$244,791	$170,801	$1,523	$417,115
Capital expenditures	$5,846	$1,218	$992	$8,056

(1) Excludes revenue from internal customers of $0.8 million for fish oil that was transferred from the animal nutrition segment to the human nutrition segment at cost.

2014	Animal Nutrition	Human Nutrition	Unallocated	Total
Revenue (2)	$55,123	$15,641	$—	$70,764
Cost of sales	40,920	15,666	—	56,586
Gross profit	14,203	(25)	—	14,178
Selling, general and administrative expense (including research and development)	540	2,985	7,299	10,824
Loss related to plant closure	1,543	—	—	1,543
Loss on disposal of assets	12	—	—	12
Operating income (loss)	$12,108	$(3,010)	$(7,299)	$1,799
Depreciation and amortization	$4,332	$1,136	$269	$5,737
Identifiable assets	$233,239	$167,838	$2,579	$403,656
Capital expenditures	$4,179	$7,884	$923	$12,986

(2) Excludes revenue from internal customers of $0.4 million for fish oil that was transferred from the animal nutrition segment to the human nutrition segment at cost.

The tables below present information about reported segments for the nine months ended September 30, 2015 and 2014 (in thousands).

2015	Animal Nutrition	Human Nutrition	Unallocated	Total
Revenue (3)	$166,869	$110,146	$—	$277,015
Cost of sales	106,739	94,457	—	201,196
Gross profit	60,130	15,689	—	75,819
Selling, general and administrative expense (including research and development)	1,860	15,286	16,221	33,367
Impairment of intangible assets	—	3,960	—	3,960
Loss related to plant closure	1,917	—	—	1,917
Loss on disposal of assets	315	968	—	1,283
Operating income (loss)	$56,038	$(4,525)	$(16,221)	$35,292
Depreciation and amortization	$13,224	$4,537	$364	$18,125
Identifiable assets	$244,791	$170,801	$1,523	$417,115
Capital expenditures	$23,335	$3,551	$2,200	$29,086

(3) Excludes revenue from internal customers of $1.8 million for fish oil that was transferred from the animal nutrition segment to the human nutrition segment at cost.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

2014	Animal Nutrition	Human Nutrition	Unallocated	Total
Revenue (4)	$175,657	$30,520	$—	$206,177
Cost of sales	122,588	28,494	—	151,082
Gross profit	53,069	2,026	—	55,095
Selling, general and administrative expense (including research and development)	1,729	6,973	15,769	24,471
Loss related to plant closure	5,482	—	—	5,482
Loss on disposal of assets	54	191	—	245
Operating income (loss)	$45,804	$(5,138)	$(15,769)	$24,897
Depreciation and amortization	$13,074	$2,536	$462	$16,072
Identifiable assets	$233,239	$167,838	$2,579	$403,656
Capital expenditures	$14,537	$20,785	$932	$36,254

(4) Excludes revenue from internal customers of $1.8 million for fish oil that was transferred from the animal nutrition segment to the human nutrition segment at cost.

The tables below reconcile total segment operating income to total earnings from operations before income taxes for the three and nine months ended September 30, 2015 and 2014 is as follows (in thousands):

	Three Months Ended September 30,
	2015	2014
Operating income for reportable segments	$17,244	$1,799
Interest income	2	4
Interest expense	(371)	(365)
Gain (loss) on foreign currency	(808)	272
Other expense, net	(137)	(39)
Income before income taxes	$15,930	$1,671

	Nine Months Ended September 30,
	2015	2014
Operating income for reportable segments	$35,292	$24,897
Interest income	6	17
Interest expense	(1,198)	(747)
Gain (loss) on foreign currency	(1,270)	272
Other expense, net	(341)	(213)
Income before income taxes	$32,489	$24,226

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

For financial information about the Company’s industry segments for the three and nine months ended September 30, 2015 and 2014, see Note 15- Industry Segments.

OMEGA PROTEIN CORPORATION

Company Overview

Revenues Composition. The following table sets forth the Company’s revenues by product (in millions) and the approximate percentage of total revenues represented thereby, for the indicated periods:

	Three Months Ended September 30,
	2015		2014
	Revenues	Percent	Revenues	Percent
Fish Meal	$49.0	43.7%	$34.9	49.2%
Fish Oil	16.8	15.0	13.7	19.4
Refined Fish Oil	6.0	5.3	5.5	7.8
Fish Solubles and Other	1.4	1.2	1.1	1.6
Dietary Supplement and Food Ingredients and Products	39.0	34.8	15.6	22.0
Total	$112.2	100.0%	$70.8	100.0%

	Nine Months Ended September 30,
	2015		2014
	Revenues	Percent	Revenues	Percent
Fish Meal	$107.9	39.1%	$100.8	48.8%
Fish Oil	37.2	13.4	55.0	26.7
Refined Fish Oil	18.4	6.6	16.7	8.1
Fish Solubles and Other	3.4	1.2	3.2	1.6
Dietary Supplement and Food Ingredients and Products	110.1	39.7	30.5	14.8
Total	$277.0	100.0%	$206.2	100.0%

The following table sets forth the Company’s revenues by geography (in millions) and the approximate percentage of total revenues represented thereby, for the indicated periods:

	Three Months Ended September 30,
	2015		2014
	Revenues	Percent	Revenues	Percent

U.S. - Domestic Revenues	$63.1	56.2%	$43.1	60.9%
Export Revenues	49.1	43.8	27.7	39.1
Total	$112.2	100.0%	$70.8	100.0%

	Nine Months Ended September 30,
	2015		2014
	Revenues	Percent	Revenues	Percent

U.S. - Domestic Revenues	$175.0	63.2%	$106.8	51.8%
Export Revenues	102.0	36.8	99.4	48.2
Total	$277.0	100.0%	$206.2	100.0%

OMEGA PROTEIN CORPORATION

 Animal Nutrition Products

2015 Fishing Information.  At September 30, 2015, Omega Protein owned a fleet of 37 vessels and 27 spotter aircraft for use in its fishing operations and also leased additional aircraft where necessary to facilitate operations. During the 2015 fishing season in the Gulf of Mexico, which runs from mid-April through October, Omega Protein is operating 21 fishing and carry vessels and 21 spotter aircraft. The fishing area in the Gulf is generally located along the Gulf Coast, with a concentration off the Louisiana and Mississippi coasts. The fishing season along the Atlantic coast began in May and typically extends into December. During the 2015 season, Omega Protein is operating 8 fishing vessels and 7 independently-owned spotter aircraft along the Mid-Atlantic coast. The remaining fleet of fishing vessels and spotter aircraft are not routinely operated during the fishing season and are back-up to the active fleet, used for other transportation purposes, inactive, in the process of refurbishment in the Company’s shipyard or held for disposal. Historical fish catch and production results at the end of the third quarter for the past five years are as follows:

	2015	2014	2013	2012	2011
Fish catch in tons as of September 30,	465,287	345,455	383,299	512,474	514,527
Fish meal, oil and solubles production in tons (excludes refined)	157,049	121,571	152,822	171,256	176,699
Total Yield	33.8%	35.2%	39.9%	33.4%	34.3%

The Company cautions that because of the volatility of fish catch generally, partial year catch numbers are not indicative of results that may be expected for a full year.

In addition, fish catch, yields and production, which affect inventory costs and volumes available for sale, fluctuate from year to year and month to month. The Company’s 2015 oil yield results through September 30, 2015, for example, have been below average. The Company’s oil yields for the 2015 fishing season through September 30, 2015 were lower by 20.1% compared to those in the same period in the 2014 fishing season and were lower by 18.7% compared to the Company’s five year oil yield average. Total yields through September 30, 2015 decreased by 4.1% compared to those in the same period in the 2014 fishing season and were lower by 4.7% compared to the Company’s five year total yield average during the same period, due primarily to the lower fish oil yields. The Company believes that fish oil yields are influenced by multiple factors, including but not limited to, fish diet, weather, water temperature, fish population and age of fish, but such possible relationships and inter-relationships are not generally well understood. The increased fish catch has largely offset the impact of lower oil yields and resulted in lower per unit inventory cost as of September 30, 2015 as compared to the full 2014 fishing season.

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

Sales Contracts. Omega Protein generally sells most of its products on up to a twelve-month forward contract basis with the balance sold on a spot basis through purchase orders or under longer-term forward contracts. Omega Protein’s sales contracts generally contain force majeure and other production allocation provisions. Historically, fish meal and fish oil sold on a forward contract basis has fluctuated from year to year based upon perceived market availability and forward price expectations. As of September 30, 2015, Omega Protein has sold forward on a contract basis approximately 35,000 short tons (1 short ton = 2,000 pounds) of fish meal and 3,000 metric tons (1 metric ton = 2,204.6 pounds) of fish oil for the remainder of 2015, contingent on 2015 production and product availability. Of these 2015 forward sales, the majority was contracted during 2015. As a basis of comparison, as of September 30, 2014, Omega Protein had sold forward on a contract basis approximately 25,000 short tons of fish meal and 10,000 metric tons of fish oil for the remainder of 2014.

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

Customers and Marketing.    Most of Omega Protein’s marine products are sold directly to approximately 200 customers by Omega Protein’s agriproducts sales department, while a smaller amount is sold through independent sales agents and the Company’s human nutrition segment. Omega Protein’s animal nutrition segment product inventory was $75.6 million as of September 30, 2015 versus $48.4 million as of December 31, 2014.

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

Competition.    Omega Protein competes with a menhaden fishing company in the U.S. and with numerous fish processors outside the United States. In addition, but to a lesser extent, the Company’s marine protein and oil business is also subject to significant competition from producers of vegetable and other animal protein and oil products. Many of these competitors have significantly greater financial resources, less onerous regulatory costs and more extensive and diversified operations than those of the Company.

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

ASMFC.

2006 Chesapeake Bay Quota. In 2006, the ASMFC initiated a precautionary cap on the amount of menhaden that could be harvested by Omega Protein in the Chesapeake Bay of 109,020 metric tons (“mt”). The ASMFC later reduced this amount to 87,200 mt beginning in the 2013 fishing year. Omega Protein’s harvests in the Chesapeake Bay have generally been below the 87,200 mt level since 2007 and as a result, the Chesapeake Bay cap has not had a material adverse impact on the Company’s business, financial results, or results of operations.

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

Based on the five year average through 2014, 34% of Omega Protein’s fish catch and 31% of its production of fish meal, oil and solubles came from its Atlantic operations. As a result of the implementation of the 2012 Quota, prior to the commencement of the 2013 fishing season Omega Protein reduced the number of vessels at its Reedville plant from eight to seven and reduced the number of Reedville employees from 260 to 225. Omega Protein estimates its 2014 harvest was 99.8% of its allocated quota.

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

The ASMFC reviewed and accepted the stock assessment for management use in February 2015. In May 2015, the ASMFC Menhaden Board established a new coast-wide quota for Atlantic menhaden for 2015 and 2016 in response to the positive Atlantic Menhaden stock assessment. The revised coast-wide quota for the 2015 and 2016 fishing seasons is 187,880 mt, which represents a ten percent increase above the 2012 Quota. The allocation formula remains the same as established in 2012. As a result, after taking into account allocations among and within ASMFC member states, Omega Protein’s harvest for 2015 and 2016 is limited to approximately 143,000 mt. As a result of this action, Omega Protein increased the number of Atlantic fishing vessels from seven to eight and increased the number of Reedville employees by approximately 20 for the 2015 fishing season.

At its May 2015 meeting, the ASMFC Menhaden Board also initiated a management action to review and potentially change the allocation of quota among the ASMFC member states. This review was called for in the 2012 amendment that established the coast-wide quota system. While the current allocation is based on recent historical landings data, a common method by which the ASMFC allocates fishing privileges among its member states, some ASMFC member states with relatively low allocations of menhaden have argued that Virginia’s 85% share of the Atlantic menhaden quota is too high. It is possible that the ASMFC could decide to re-allocate in a manner that results in a lower percentage increase to Virginia and/or Omega Protein. If a re-allocation were to occur and depending on the magnitude of the reduction, it could have a material adverse impact on the Company’s business, financial results or results of operations.

The management action initiated by the Menhaden Board in May 2015 will also consider establishing new management reference points – benchmarks used to establish quotas and determine when the stock is considered overfished – that consider Atlantic Menhaden’s role as forage in the marine ecosystem. Omega Protein does not expect this management action to be completed and effective until 2017 or later. The new, higher quota levels have been set by the Menhaden Board at a level below new, more conservative reference points recommended by the stock assessment panel and the menhaden stock is above the level that would be considered overfished. As a result, while the Company does not anticipate that the new reference points under consideration will have a material adverse impact on its business, financial condition or results of operations, it is not possible to predict how the ASMFC may utilize these reference points and what effect that they might ultimately have on the Company’s business, financial condition or results of operations.

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

Texas. The Texas Parks and Wildlife Commission has adopted regulations related to the menhaden fishery in Texas waters which limits the Total Allowable Catch (“TAC”) to 31.5 million pounds (approximately 14,288 mt) annually. The regulations also allow for a 10% underage or overage in each year which is credited or deducted, as applicable, to the TAC in the following year.

In 2014, Omega Protein’s Texas fish catch did not approach the TAC. Omega Protein’s menhaden fish catch in Texas in 2014 was estimated by the National Marine Fisheries Service to be approximately 980,000 pounds (approximately 445 mt), or approximately 0.08% of Omega Protein’s total 2014 fish catch. With the 2013 closing of Omega Protein’s Cameron, Louisiana plant, which was the plant closest to the Texas border, this limitation is unlikely to have any material adverse effect on the Company’s business, results of operations or financial condition.

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

The OSHA hazard communications standard, the Environmental Protection Agency (“EPA”) community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act and similar state statutes require the Company to organize information about hazardous materials used or produced in its operations. Certain information must be provided to employees, state and local governmental authorities and local citizens. Numerous other environmental laws and regulations, along with similar state laws, also apply to the operations of the Company, and all such laws and regulations are subject to change.

In April 2010, the Company received a request for information from the EPA concerning its bail water practices used in its fishing operations at its Reedville, Virginia facility. In February 2011, the U.S. Coast Guard conducted inspections at Omega Protein’s Reedville facility regarding the Reedville vessels’ bilge water discharge practices. Based on these inquiries, both agencies commenced investigations of the Company’s bail water and bilge water practices at its Reedville facility. The U.S. Attorney’s Office for the Eastern District of Virginia subsequently reviewed both the results of the Coast Guard inspection and the EPA request for information.

In June 2013, Omega Protein resolved both the U.S. Coast Guard and EPA investigations by entering into a plea agreement with the United States Attorney’s Office for the Eastern District of Virginia. Pursuant to terms of the plea agreement, Omega Protein pled guilty to two Clean Water Act violations. The plea agreement required the subsidiary to pay a $5.5 million fine, be placed on a three year term of probation, and implement an environmental compliance program. In addition to the $5.5 million fine, the subsidiary was required to make a $2.0 million contribution to the National Fish and Wildlife Foundation to fund projects in Virginia related to the protection of the environmental health of the Chesapeake Bay. The plea agreement was approved by the U.S. District Court for the Eastern District of Virginia in June 2013 and Omega Protein paid both the $5.5 million fine and the $2.0 million contribution in July 2013. Omega Protein will be on probation until June 2016.

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

Omega Protein is also subject to laws and regulations in foreign countries regarding the importation of fish meal or fish oil in those jurisdictions. Some of these laws and regulations, particularly in countries such as China whose regulatory regimes may still be evolving, or in supra-national jurisdictions such as the European Union, may adversely affect the Company’s business, results of operations and financial condition. More stringent laws and regulations, or new interpretations of, or changes to, those laws and regulations, in foreign jurisdictions on contaminant levels, health and sanitation requirements, import documentation, license requirement restrictions imposed by port of entry protocols or other similar restrictions could result in: (i) Omega Protein’s incurrence of additional capital expenditures and operating costs in order to comply with these requirements, (ii) Omega Protein’s withdrawal from marketing its products in those jurisdictions which could lead to material loss of revenues, earnings and market share, or (iii) costs of demurrage, cure or product recall incurred by Omega Protein as it complies with, or attempts to comply with, these restrictions. For example, exports of fish meal to China and the European Union are subject to certain health and sanitation requirements that are administered by the Seafood Inspection Program (“SIP”), a U.S. federal agency selected by those jurisdictions as the competent authority to oversee compliance with export requirements by U.S. based manufacturers. Pursuant to SIP’s interpretation and application of China’s and the European Union’s health and sanitation requirements, Omega Protein’s processing facilities and its St. Louis fish meal warehouse may from time to time be limited or restricted in their ability to obtain export certificates in support of shipments of fish meal to China or the European Union or certain shipments by Omega Protein may need to be re-processed in order to meet these foreign health and sanitation requirements. These limitations and restrictions may have an adverse effect on the Company’s business, financial condition or results of operations.

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

OMEGA PROTEIN CORPORATION

Nutegrity manufactures and sells Whey Protein Concentrate-80, Whey Protein Isolate, Milk Protein Concentrate and bulk ingredients globally to leading nutraceutical and food and beverage companies worldwide. By-products from the manufacturing process, including lactose, cream and animal feed supplements, are also sold.

Nutegrity also manufactures, blends and sells protein powder products labeled as food and dietary supplements under its various tera’swhey® and tera’s® brands. These products are sold to retail customers primarily in the natural, specialty foods and specialty supplements channels. The target market for these products is adults who seek a healthy lifestyle through minimally processed foods.

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

OMEGA PROTEIN CORPORATION

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

Results of Operations

 The following discussion segregates the financial results of the Company’s two industry segments: animal nutrition and human nutrition. For a discussion of the Company’s segments, see Note 15 - Industry Segments to the unaudited condensed consolidated financial statements in Item 1.

Interim Results for the Third Quarters ended September 30, 2015 and 2014

Animal Nutrition

	Three Months Ended September 30,
	2015	2014	Increase (Decrease)
	(in millions)
Revenues	$73.2	$55.1	$18.1
Cost of sales	44.5	40.9	3.6
Gross profit	28.7	14.2	14.5

Selling, general and administrative expenses (including research and development)	0.8	0.5	0.3
Loss related to plant closure	0.6	1.6	(1.0)
Operating income	$27.3	$12.1	$15.2

OMEGA PROTEIN CORPORATION

Revenues.    Animal nutrition revenues increased $18.1 million, or 32.7%, from $55.1 million for the three months ended September 30, 2014 to $73.2 million for the three months ended September 30, 2015. The increase in animal nutrition revenues was primarily due to increased sales volumes of 37.8% and 17.2% for the Company’s fish meal and fish oil, respectively, and increased sales prices of 2.2% and 0.7% for the Company’s fish meal and fish oil, respectively. Considering fish meal, fish oil and fish solubles sales activities in total, the Company experienced a $17.4 million increase in revenues due to the increase in sales volumes and a $0.7 million increase in revenues caused by increased sales prices, when comparing the three months ended September 30, 2015 and 2014. The increase in fish meal and fish oil sales volumes is primarily due to the timing of contracts and increased available inventory from current season production as a result of higher fish catch in the 2015 fishing season compared to the 2014 fishing season. The increase in fish meal and fish oil sales prices is mainly a reflection of prevailing market conditions and prices when underlying sales contracts were executed.

Cost of sales.    Animal nutrition cost of sales, including depreciation and amortization, for the three months ended September 30, 2015 was $44.5 million, an increase of $3.6 million, or 8.6%, as compared to the three months ended September 30, 2014. Cost of sales as a percentage of revenues was 60.8% for the three months ended September 30, 2015 as compared to 74.2% for the three months ended September 30, 2014. The decrease in cost of sales as a percentage of revenues was primarily the result of a decrease in cost per unit of sales of 15.7% and an increase in revenue per unit of 3.1% during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. The decrease in cost per unit of sales during the three months ended September 30, 2015 is primarily due to higher fish catch and production in the 2015 fishing season compared to the 2014 fishing season. The increase in revenue per unit is due to increased sales prices as noted above.

Additionally, due to increased fish catch during the 2015 fishing season, the estimated cost per unit of production as of June 30, 2015 was lowered during the quarter ended September 30, 2015. As a result, in the quarter ended September 30, 2015, the cost of sales, unallocated inventory cost pool and inventory balances were adjusted. Due to the lower standard cost for 2015 inventory, the cost of sales of 2015 inventory production sold in the quarter ended June 30, 2015, was adjusted during the quarter ended September 30, 2015, resulting in a favorable impact of approximately $2.3 million.

Gross profit.    Animal nutrition related gross profit increased $14.5 million, or 102.3%, from $14.2 million for the three months ended September 30, 2014 to $28.7 million for the three months ended September 30, 2015. Gross profit as a percentage of revenue was 39.2% for the three months ended September 30, 2015 as compared to 25.8% for the three months ended September 30, 2014. The increase in gross profit as a percentage of revenue was primarily due to the impact of decreased cost per unit of sales as discussed above.

Selling, general and administrative expenses.    Animal nutrition related selling, general and administrative expenses increased $0.3 million to $0.8 million for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. The increase in selling, general and administrative expenses is primarily due to increased labor expenses during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014.

Loss related to plant closure. As a result of the closing of the Cameron, Louisiana fish processing plant in 2013, the Company recognized an ongoing loss on closure of approximately $0.6 million in the three months ended September 30, 2015 primarily related to the recognized expense of all future lease payments remaining under the real estate lease, the relocation of certain Cameron facility assets and other closure costs not related to future inventory production. The Company recognized an ongoing loss on closure of approximately $1.6 million during the three months ended September 30, 2014 related to impairment of property, plant and equipment, employee severances and other closure costs not related to future inventory production. See Note 3 – Plant Closure.

Human Nutrition

	Three Months Ended September 30,
	2015	2014	Increase (Decrease)
	(in millions)
Revenues	$39.0	$15.6	$23.4
Cost of sales	32.5	15.6	16.9
Gross profit	6.5	—	6.5

Selling, general and administrative expenses (including research and development)	5.2	3.0	2.2
Impairment of goodwill, other intangible assets and other	4.9	—	4.9
Operating income	$(3.6)	$(3.0)	$(0.6)

OMEGA PROTEIN CORPORATION

Revenues.    Human nutrition revenues increased $23.4 million, or 149.6%, from $15.6 million for the three months ended September 30, 2014 to $39.0 million for the three months ended September 30, 2015, due primarily to the addition of Bioriginal. Bioriginal, acquired on September 5, 2014, added $30.5 million and $7.7 million of revenue during the three months ended September 30, 2015 and 2014, respectively. See Note 2 – Acquisition of Bioriginal Food & Science Corp. Protein products contributed $3.5 million of revenue during the three months ended September 30, 2015 as compared to $3.9 million for the three months ended September 30, 2014. Other nutraceutical ingredients provided $3.5 million of revenue during the three months ended September 30, 2015 as compared to $2.8 million during the three months ended September 30, 2014. Other Omega-3 fish oil ingredients and tolling supplied $1.6 million of revenue (including $0.4 million from tolling) during the three months ended September 30, 2015 as compared to $1.2 million (including $0.4 million from tolling) for the three months ended September 30, 2014.

Cost of sales.    Human nutrition cost of sales, including depreciation and amortization, for the three months ended September 30, 2015 was $32.5 million, a $16.9 million increase, or 108.0%, as compared to the three months ended September 30, 2014. Human nutrition cost of sales as a percentage of revenue decreased from 100.1% for the three months ended September 30, 2014 to 83.5% for the three months ended September 30, 2015. Bioriginal, acquired in September 2014, added $24.8 million and $7.7 million of cost of sales during the three months ended September 30, 2015 and 2014, respectively. Bioriginal’s cost of sales for the three months ended September 30, 2014 was negatively impacted by the one time inventory write-up to fair value that was made in conjunction the Company’s acquisition of Bioriginal in September 2014.

Protein products cost of sales was $3.5 million for the three months ended September 30, 2015 as compared to $4.3 million during the three months ended September 30, 2014. The decrease in cost of sales for protein products was partially attributable to decreased sales and improved gross profit margins. Other nutraceutical ingredients cost of sales was $2.1 million during the three months ended September 30, 2015 as compared to $1.7 million for the three months ended September 30, 2014. Other Omega-3 fish oil ingredients and tolling cost of sales increased to $2.1 million during the three months ended September 30, 2015 as compared to $1.9 million for the three months ended September 30, 2014. The increase in cost of sales for other nutraceutical ingredients and other Omega-3 fish oil ingredients and tolling were mainly attributable to increased sales.

Gross profit.   Human nutrition gross profit increased $6.5 million, from $0.0 million for the three months ended September 30, 2014 to gross profit of $6.5 million for the three months ended September 30, 2015. Gross profit as a percentage of revenue was 16.6% for the three months ended September 30, 2015 as compared to a gross loss as a percentage of revenue of 0.2% for the three months ended September 30, 2014. The increase in gross profit as a percentage of revenue was primarily due to the addition of Bioriginal for the entire quarter ended September 30, 2015 and Bioriginal’s one time acquisition-related inventory write-up to fair value recognized in the quarter ended September 30, 2014.

Selling, general and administrative expenses.    Human nutrition selling, general and administrative expenses increased $2.2 million, or 73.2%, from $3.0 million for the three months ended September 30, 2014 to $5.2 million for the three months ended September 30, 2015. The increase in selling, general and administrative expenses is primarily due to the acquisition of Bioriginal in September 2014.

Impairment of goodwill, other intangible assets and other. Human nutrition impairment and other costs was $4.9 million for the three months ended September 30, 2015 due primarily to impairment charges of $4.0 million related to the excess of carrying value over fair value for goodwill and certain other indefinite lived intangible assets at the InCon and Cyvex reporting unit. Additionally, WSP had an asset impairment charge of approximately $0.9 million recognized in the three months ended September 30, 2015.  No such charges were recognized during the three months ended September 30, 2014.

Unallocated

	Three Months Ended September 30,
	2015	2014	Increase (Decrease)
	(in millions)
Selling, general and administrative expenses (including research and development)	$6.5	$7.3	$(0.8)
Operating income	$(6.5)	$(7.3)	$0.8

OMEGA PROTEIN CORPORATION

Selling, general and administrative expenses (including research and development). Unallocated selling, general and administrative expenses decreased $0.8 million, or 11.3%, from $7.3 million for the three months ended September 30, 2014 to $6.5 million for the three months ended September 30, 2015. The decrease in selling, general and administrative expenses is primarily due to higher professional expenses in the third quarter of 2014 resulting from the acquisition of Bioriginal in September 2014, partially offset by increased labor expenses during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014.

Other non-segmented results of operations

Interest expense.    Interest expense was $0.4 million for the three months ended September 30, 2015 and 2014. Capitalized interest, which offsets interest expense, was $0.2 million and $0.1 million for the three months ended September 30, 2015 and 2014, respectively.

Gain (loss) on foreign currency.    Loss on foreign currency related to Bioriginal was $0.8 million for the three months ended September 30, 2015. The loss is due to Bioriginal Canada’s local currency, the Canadian Dollar, losing value versus its functional currency, the U.S. Dollar. Gain on foreign currency related to Bioriginal was $0.3 million for the three months ended September 30, 2014.

Provision for income taxes.    The Company recorded a $5.4 million provision for income taxes for the three months ended September 30, 2015 representing an effective tax rate of 33.6% for income taxes compared to 60.6% for the three months ended September 30, 2014. The decrease in the effective tax rate is primarily a result of non-recurring expenses related to the acquisition of Bioriginal in the three months ended September 30, 2014 that were not deductible for tax purposes. The statutory tax rate of 35% for U.S. federal taxes was in effect for each of the three months ended September 30, 2015 and 2014.

Interim Results for the Nine Months ended September 30, 2015 and 2014

Animal Nutrition

	Nine Months Ended September 30,
	2015	2014	Increase (Decrease)
	(in millions)
Revenues	$166.9	$175.7	$(8.8)
Cost of sales	106.8	122.6	(15.8)
Gross profit	60.1	53.1	7.0

Selling, general and administrative expenses (including research and development)	1.9	1.7	0.2
Loss related to plant closure	1.9	5.5	(3.6)
Other (gains) and losses	0.3	0.1	0.2
Operating income	$56.0	$45.8	$10.2

Revenues.    Animal nutrition related revenues decreased $8.8 million, or 5.0%, from $175.7 million for the nine months ended September 30, 2014 to $166.9 million for the nine months ended September 30, 2015. The decrease in animal nutrition related revenues was primarily due to decreased sales volumes of 38.0% for the Company’s fish oil, partially offset by increased sales prices of 24.9% and 6.0% for the Company’s fish oil and fish meal, respectively, and increased sales volumes of 1.0% for the Company’s fish meal. Considering fish meal, fish oil and fish solubles sales activities in total, the Company experienced a $25.7 million decrease in revenues due to the decrease in sales volumes partially offset by a $16.9 million increase in revenues caused by increased sales prices, when comparing the nine months ended September 30, 2015 and 2014. The decrease in fish oil sales volumes is primarily due to the timing of contracts and decreased fish oil production during the 2015 and 2014 fishing seasons compared to the 2013 fishing season. The increase in fish oil and fish meal sales prices is mainly a reflection of the prevailing market conditions and prices when underlying sales contracts were executed.

OMEGA PROTEIN CORPORATION

Cost of sales.    Animal nutrition related cost of sales, including depreciation and amortization, for the nine months ended September 30, 2015 was $106.8 million, a decrease of $15.8 million, or 12.9%, as compared to the nine months ended September 30, 2014. Cost of sales as a percentage of revenues was 64.0% for the nine months ended September 30, 2015 as compared to 69.8% for the nine months ended September 30, 2014. The decrease in cost of sales as a percentage of revenues was primarily the result of increased revenue per unit of 8.8% and a decreased cost per unit of sales of 0.3% during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. The increase in revenue per unit is primarily due to increased fish oil sales prices as discussed above.

Gross profit.    Animal nutrition related gross profit increased $7.0 million, or 13.3%, from $53.1 million for the nine months ended September 30, 2014 to $60.1 million for the nine months ended September 30, 2015. Gross profit as a percentage of revenue was 36.0% for the nine months ended September 30, 2015 as compared to 30.2% for the nine months ended September 30, 2014. The increase in gross profit as a percentage of revenue was primarily due to the increase in revenue per unit as discussed above.

Selling, general and administrative expenses.    Animal nutrition related selling, general and administrative expenses increased $0.2 million to $1.9 million for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. The increase in selling, general and administrative expenses is primarily due to increased labor expenses during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014.

Loss related to plant closure. As a result of the closing of the Cameron, Louisiana fish processing plant, the Company recognized an ongoing loss on closure of approximately $1.9 million in the nine months ended September 30, 2015 primarily related to the relocation of certain Cameron facility assets and other closure costs not related to future inventory production. The Company recognized an ongoing loss on closure of approximately $5.5 million during the nine months ended September 30, 2014 related to impairment of property, plant and equipment, employee severances and other closure costs not related to future inventory production.

Human Nutrition

	Nine Months Ended September 30,
	2015	2014	Increase (Decrease)
	(in millions)
Revenues	$110.1	$30.5	$79.6
Cost of sales	94.4	28.5	65.9
Gross profit	15.7	2.0	13.7

Selling, general and administrative expenses (including research and development)	15.3	6.9	8.4
Impairment of goodwill, other intangible assets and other	4.9	0.2	4.7
Operating loss	$(4.5)	$(5.1)	$0.6

Revenues.    Human nutrition revenues increased $79.6 million, or 260.9%, from $30.5 million for the nine months ended September 30, 2014 to $110.1 million for the nine months ended September 30, 2015, due primarily to the addition of Bioriginal. Bioriginal, acquired on September 5, 2014, added $85.7 million and $7.7 million of revenue during the nine months ended September 30, 2015 and 2014, respectively. Protein products contributed $9.9 million of revenue during the nine months ended September 30, 2015 as compared to $9.8 million during the nine months ended September 30, 2014. Other nutraceutical ingredients provided $9.9 million of revenue during the nine months ended September 30, 2015 as compared to $9.3 million during the nine months ended September 30, 2014. Other Omega-3 fish oil ingredients and tolling supplied $4.6 million of revenue (including $1.4 million from tolling) during the nine months ended September 30, 2015 as compared to $3.7 million (including $0.8 million from tolling) for the nine months ended September 30, 2014.

Cost of sales.    Human nutrition cost of sales, including depreciation and amortization, for the nine months ended September 30, 2015 was $94.4 million, a $65.9 million increase, or 231.5%, as compared to the nine months ended September 30, 2014. Human nutrition cost of sales as a percentage of revenue decreased from 93.4% for the nine months ended September 30, 2014 to 85.8% for the nine months ended September 30, 2015. Bioriginal, acquired in September 2014, added $71.7 million and $7.7 million of cost of sales during the nine months ended September 30, 2015 and 2014, respectively. Bioriginal’s cost of sales for the nine months ended September 30, 2014 was negatively impacted by the one time inventory write-up to fair value that was made in conjunction with the Company’s acquisition of Bioriginal in September 2014.

OMEGA PROTEIN CORPORATION

Protein products cost of sales was $10.1 million for the nine months ended September 30, 2015 as compared to $9.6 million during the nine months ended September 30, 2014. Other nutraceutical ingredients cost of sales was $6.2 million during the nine months ended September 30, 2015 as compared to $5.7 million for the nine months ended September 30, 2014. Other Omega-3 fish oil ingredients and tolling cost of sales was $6.5 million during the nine months ended September 30, 2015 as compared to $5.5 million for the nine months ended September 30, 2014. The increase in protein products, other nutraceutical ingredients and other Omega-3 fish oil ingredients cost of sales was mainly attributed to increased sales.

Gross profit.    Human nutrition gross profit increased $13.7 million, or 674.4%, from $2.0 million for the nine months ended September 30, 2014 to $15.7 million for the nine months ended September 30, 2015. Gross profit as a percentage of revenue was 14.2% for the nine months ended September 30, 2015 as compared to 6.6% for the nine months ended September 30, 2014. The increase in gross profit as a percentage of revenue was primarily due to the addition of Bioriginal for the nine months ended September 30, 2015.

Selling, general and administrative expenses. Human nutrition selling, general and administrative expenses increased $8.4 million, or 119%, from $6.9 million for the nine months ended September 30, 2014 to $15.3 million for the nine months ended September 30, 2015. The increase in selling, general and administrative expenses is primarily due to the acquisition of Bioriginal in September 2014.

Impairment of goodwill, other intangible assets and other. Human nutrition impairment and other costs was $4.9 million for the nine months ended September 30, 2015 due primarily to impairment charges of $4.0 million related to the excess of carrying value over fair value for goodwill and certain other indefinite lived intangible assets at the InCon and Cyvex reporting unit. Additionally, WSP had an asset impairment charge of approximately $0.9 million recognized in the nine months ended September 30, 2015. No such impairment charge was recognized during the nine months ended September 30, 2014.

Unallocated

	Nine Months Ended September 30,
	2015	2014	Increase (Decrease)
	(in millions)
Selling, general and administrative expenses (including research and development)	$16.2	$15.8	$0.4
Operating loss	$(16.2)	$(15.8)	$(0.4)

Selling, general and administrative expenses (including research and development).    Unallocated selling, general and administrative expenses increased $0.4 million, or 2.9%, from $15.8 million for the nine months ended September 30, 2014 to $16.2 million for the nine months ended September 30, 2015. The increase in selling, general and administrative expenses during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 is primarily due to increases in expenses related to professional services, research and development, and labor, partially offset by the absence of professional expenses in the nine months ended September 30, 2015 related to the acquisition of Bioriginal in September 2014.

Other non-segmented results of operations

Interest expense.    Interest expense was $1.2 million for the nine months ended September 30, 2015 as compared to $0.7 million for the nine months ended September 30, 2014. The increase in interest expense is primarily due to increased borrowings associated with the acquisition of Bioriginal in September 2014. Capitalized interest, which offsets interest expense, was $0.5 million for the nine months ended September 30, 2015 and 2014.

Gain (loss) on foreign currency.    Loss on foreign currency related to Bioriginal, acquired in September 2014, was $1.3 million for the nine months ended September 30, 2015. The loss is due to Bioriginal Canada’s local currency, the Canadian Dollar, losing value versus its functional currency, the U.S. Dollar. Gain on foreign currency related to Bioriginal, acquired in September 2014, was $0.3 million for the nine months ended September 30, 2014.

OMEGA PROTEIN CORPORATION

Provision for income taxes.    The Company recorded a $11.4 million provision for income taxes for the nine months ended September 30, 2015 representing an effective tax rate of 35.2% for income taxes compared to 37.0% for the nine months ended September 30, 2014. The decrease in the effective tax rate during the nine months ended September 30, 2015 is primarily a result of non-recurring expenses realized during the nine months ended September 30, 2014 related to the acquisition of Bioriginal that were not deductible for tax purposes. The statutory tax rate of 35% for U.S. federal taxes was in effect for the nine months ended September 30, 2015 and 2014.

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

Liquidity and Capital Resources

Historically, the Company’s primary sources of liquidity and capital resources have been cash flows from operations, bank credit facilities and term loans from various lenders provided pursuant to the United States Department of Commerce Fisheries Finance Program (“FFP”), which is offered through National Marine Fisheries Services NMFS under Title XI of the Marine Act of 1936 (“Title XI”). These sources of cash flows have been used for operations, capital expenditures, payment of long-term debt, business acquisitions, purchases of fish meal and fish oil and the purchase and retirement of shares of the Company’s common stock.

At September 30, 2015, the Company had an unrestricted cash balance of $0.8 million, a decrease of $0.6 million from December 31, 2014. Omega Protein’s annual revenues and its resulting liquidity are highly dependent on annual fish catch, production yields, selling prices for its products and inventories available for sale.  Omega Protein’s average selling prices for its animal nutrition products for nine months ended September 30, 2015 were 7.9% higher than its average selling prices for the year ended December 31, 2014.  Additionally, Omega Protein’s average per unit cost of sales for its animal nutrition ingredients for nine months ended September 30, 2015 were 1.7% lower than its average per unit cost of sales for the year ended December 31, 2014.

The aggregate amount of the Company’s outstanding indebtedness as of September 30, 2015 was approximately $26.5 million compared to approximately $35.2 million as of December 31, 2014.  The Company has a moderately leveraged financial structure which could limit its financial flexibility. In particular, the Company will be required to use a portion of its cash flows to pay principal and interest on its debt, which will reduce the amount of money the Company has for operations, capital expenditures, expansion, acquisitions or general corporate or other business activities. In addition, the covenants contained in the Company’s debt agreements limit its ability to borrow money in the future for acquisitions, capital expenditures or to meet the Company’s operating expenses or other general corporate obligations. See “Item 1A. Risk Factors - The Company has a moderate amount of indebtedness, which may adversely affect its ability to operate its business, remain in compliance with debt covenants and make payments on its debt” in the Company’s 2014 Form 10-K.

As of September 30, 2015, the Company has contracted through energy swap derivatives or physical contracts a portion of its estimated 2015, 2016 and 2017 energy use.

Sources of Capital: Operations

Net cash flow provided by operating activities decreased from approximately $37.5 million for the nine months ended September 30, 2014 to $32.5 million for the nine months ended September 30, 2015. The decrease in operating cash flow is primarily attributable to changes in working capital driven by normal business operations including less beginning animal nutrition segment inventory in 2015 as compared to 2014.

Sources of Capital: Debt

Net financing activities used cash of $4.2 million and provided cash of $12.5 million during the nine months ended September 30, 2015 and 2014, respectively. The nine months ended September 30, 2015 included $41.7 million in debt principal payments, $33.2 million in debt principal borrowings, $5.5 million in proceeds and tax effects received from stock options exercised, $1.0 million in debt issuance costs related to the refinancing of credit facilities and $0.2 million in stock repurchases relating to employee returns of restricted stock to the Company in satisfaction of withholding taxes. The nine months ended September 30, 2014 included $24.0 million in debt principal borrowings, $14.8 million in debt principal payments, $3.4 million in proceeds and tax effects received from stock options exercised and $0.1 million related to stock repurchases.

OMEGA PROTEIN CORPORATION

In June 2011, pursuant to the Title XI program, the FFP approved a financing application made by the Company in the amount of $10 million (the “Approval Letter”) which expires on June 20, 2016. To date, the Company has not borrowed any amounts under the Approval Letter and its ability to do so has been adversely affected by an EPA notice that the Company’s Omega Protein subsidiary is ineligible, as a result of its previous convictions under the Clean Water Act, for receipt of government contracts or benefits in certain cases. See “Risk Factors - If our Omega Protein subsidiary fails to comply with the terms of its probation under a plea agreement entered into in June 2013, we could be subject to criminal prosecution” in the Company’s Form 10-K for the year ended December 31, 2014 for further detail on this EPA notice. As of September 30, 2015, the Company had approximately $10.9 million of borrowings outstanding under Title XI and was in compliance with all of the covenants contained therein.

On August 20, 2015 (the “Closing Date”), the Company and certain subsidiaries entered into a Second Amended and Restated Loan Agreement (the “Loan Agreement”) with Wells Fargo Bank, National Association, as administrative agent (the “Agent”) for the lenders (currently Wells Fargo Bank, N.A., JP Morgan Chase Bank, N.A. and BMO Harris Bank, N.A.) (collectively, the “Lenders”) pursuant to which the Lenders agreed to extend credit to the Company in the form of loans (each a “Loan” and collectively, the “Loans”) on a revolving basis of up to $125.0 million in the aggregate (the “Commitment”), with $95.0 million of such Commitment allocated to Revolving A Loans to be made to the Company or Omega Protein in U.S. Dollars or Alternative Currencies (as such term is defined in the Loan Agreement) and $30.0 million of such Commitment allocated to Revolving B Loans to be made to the Company and certain subsidiaries, including Bioriginal, in U.S. Dollars or Canadian Dollars. The Commitment includes a sub-facility for swingline loans up to an amount not to exceed $10.0 million, a sub-facility for standby letters of credit issued for the account of the Company or Omega Protein up to an amount not to exceed $20.0 million, a sub-facility for standby or commercial letters of credit issued for the account of Bioriginal up to an amount not to exceed $7.5 million (subject to a temporary increase of $9.0 million), and an accordion feature that allows the Company to increase the amount of the Commitment up to an additional $75.0 million, subject to the further commitments of the Lenders and other customary conditions precedent. The Loan Agreement amended and restated the Company’s existing senior secured credit facility (the “Prior Loan Agreement”). The proceeds of the Loan Agreement were and will be used to (a) refinance existing debt under the Prior Loan Agreement, (b) pay fees and expenses incurred in connection with the refinancing of the Prior Loan Agreement and the entry into the Loan Agreement, (c) refinance certain debt owing to HSBC Bank Canada pursuant to an agreement that has been terminated, and (d) provide ongoing working capital and for other general corporate purposes of the Company and its subsidiaries.

Any Loans will bear interest as follows:

●

Revolving A Loans and Revolving B Loans denominated in U.S. Dollars will bear interest, at the election of the Company, at (a) the Base Rate (defined as a fluctuating rate equal to the highest of: (x) the rate of interest most recently announced by the Agent as its “prime rate,” (y) the Federal Funds Rate plus 1.00% and (z) a rate determined by the Agent to be 1.50% above daily one month LIBOR (except during certain periods of time)) plus the Applicable Margin (as defined in the Loan Agreement), or (b) a rate per annum determined by the Agent to be equal to LIBOR in effect for the applicable interest period plus the Applicable Margin.

●

Revolving A Loans denominated in Alternative Currencies will bear interest at a rate per annum determined by the Agent to be equal to LIBOR in effect for the applicable interest period plus the Applicable Margin.

●

Revolving B Loans denominated in Canadian Dollars will bear interest at (a) the Canadian Prime Rate (defined as a fluctuating rate equal to the highest of (y) the rate of interest most recently announced by the Agent as its reference rate in effect for determining interest rates for Canadian Dollar denominated commercial loans in Canada and (z) a rate determined by the Agent to be 1.50% above daily one month CDOR plus the Applicable Margin) or (b) CDOR plus the Applicable Margin.

●	Swingline Loans shall bear interest at the Base Rate plus the Applicable Margin.

All obligations of the Company under the Loan Agreement are secured by a first priority lien (subject to Permitted Liens, as defined in the Loan Agreement) against all assets of each of the Company and certain subsidiaries (other than certain excluded property, including property pledged to secure loans from the national fisheries finance program). Collateral provided by (a) the Company and its U.S.-domiciled subsidiaries shall guarantee or secure, as applicable, all of the obligations under the Loan Agreement and other Loan Documents and (b) Bioriginal and, if applicable, its subsidiaries, shall only guarantee or secure, as applicable, obligations of Bioriginal in respect of Revolving B Loans.

OMEGA PROTEIN CORPORATION

The Loan Agreement requires the Company to comply with various affirmative and negative covenants affecting the Company’s businesses and operations. In addition, the Loan Agreement requires the Company to comply with the following financial covenants:

●

The Company is required to maintain on a consolidated basis Tangible Net Worth equal to at least the sum of the following: (a) $170,000,000,plus(b) 50% of net income (if positive, with no deduction for losses) earned in each quarterly accounting period commencing after December 31, 2014,plus(c) 75% of the net proceeds from any Equity Interests (as defined in the Loan Agreement) issued after the Closing Date,plus (d) 100% of any increase in stockholders’ equity resulting from the conversion of debt securities to Equity Interests after the Closing Date.

●	The Company is required to maintain on a consolidated basis a Consolidated Total Leverage Ratio of not greater than 3.00 to 1.00. This ratio will be calculated at the end of each fiscal quarter.

●	The Company is required to maintain on a consolidated basis a Consolidated Fixed Charge Coverage Ratio of at least 1.25 to 1.00. This ratio will be calculated at the end of each fiscal quarter.

All Loans and all other obligations outstanding under the Loan Agreement shall be payable in full in August 2020.

As of September 30, 2015 and December 31, 2014, the Company had $13.4 million and $2.0 million outstanding under the Loan Agreement and Prior Loan Agreement, respectively, and approximately $7.7 million in letters of credit. As of September 30, 2015, the Company was in compliance with all financial covenants under the Loan Agreement. The Company has no off-balance sheet arrangements other than normal operating leases and standby letters of credit. For a more detailed description of the Loan Agreement, see the Company’s Current Report on Form 8-K filed with the SEC on August 24, 2015.

In March 2015, Bioriginal Europe extended the terms of its credit facility with ING Commercial Finance B.V. which provides borrowings up to an amount based on accounts receivable and inventory balances, and matures on March 31, 2018.  Advances are repayable on demand and bear interest payable monthly at 1.75% + EURIBOR (currently 1.70%).  This credit facility is secured by accounts receivable and inventory of Bioriginal Europe to a maximum of 85% of accounts receivable and 60% of inventory.  This credit facility contains cross default provisions and other covenants.  As of September 30, 2015, $2.1 million was outstanding under this credit facility, which is included in current maturities.

In June 2010, Bioriginal Europe entered into a credit facility with ING Bank N.V. which provides borrowings up to 250,000 Euro.  Under the credit facility, interest is paid at 2.97% plus the EURIBOR rate (currently 2.98%).  This credit facility is secured by Bioriginal Europe’s equipment. This facility contains cross default provisions and other covenants.   As of September 30, 2015, there were no outstanding borrowings under this credit facility.

Uses of Capital: Investing (excluding Acquisitions)

The Company’s investing activities consist mainly of acquisition costs and capital expenditures for equipment purchases, replacements, vessel refurbishments, plant expansions, fish oil refining processes and technology. Net investing activities, without acquisition activities, used cash of $29.0 million and $36.0 million for the nine months ended September 30, 2015 and 2014, respectively. The Company made capital expenditures of approximately $29.1 million and $36.3 million, for the nine month periods ended September 30, 2015 and 2014, respectively, including $0.5 million of capitalized interest. The Company anticipates investing an additional $4 million to $8 million in capital expenditures during the remainder of 2015, excluding capitalized interest, primarily for the expansion and refurbishment of vessels and plant assets, regulatory and environmental requirements and for the repair of certain equipment. Additional investment opportunities or requirements may arise during the year, which could cause capital expenditures to exceed this range.

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

OMEGA PROTEIN CORPORATION

On September 5, 2014, the Company acquired all of the outstanding equity of Bioriginal in a stock purchase pursuant to the terms of a Share Purchase Agreement. Bioriginal is now a wholly owned subsidiary of the Company.   At closing, the Company paid an aggregate cash purchase price of $46.5 million. Of that amount, $14.0 million was initially funded by debt and $32.5 million was funded utilizing cash on hand. See Note 2 – Acquisition of Bioriginal Food & Science Corp.

Use of Capital: Contractual Obligations

The following tables aggregate information about the Company’s contractual cash obligations and other commercial commitments (in thousands) as of September 30, 2015:

	Payments Due by Period
		Less than	1 to 3	4 to 5	After 5
Contractual Cash Obligations	Total	1 year	years	years	years

Long-term debt	$26,498	$3,179	$2,271	$16,006	$5,042
Interest on long-term debt	4,727	961	1,701	1,335	730
Operating lease obligations	12,309	2,721	5,232	3,415	941
Pension funding (1)	4,258	1,200	975	1,600	483
Total Contractual Cash Obligations	$47,792	$8,061	$10,179	$22,356	$7,196

(1)	Represents estimated future benefit payments based on the expected return on plan assets and assumptions regarding discount rates.

The Company believes that the existing cash, cash equivalents, cash flow from operations and funds available through the Loan Agreement described above will be sufficient to meet its working capital and capital expenditure requirements through the next twelve months.

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

Specifically with respect to fish related inventory, Omega Protein’s per unit cost of production is estimated prior to the beginning of each fishing season based on total estimated fishing costs (including off-season costs) divided by estimated total units of production. Omega Protein adjusts the cost of sales, unallocated inventory cost pool and inventory balances at the end of the second, third and fourth quarters based on revised estimates of total units of production to total inventoriable costs. During the three months ended September 30, 2015, the cost per unit of production for the 2015 fishing season decreased 15.0% from the second quarter of 2015 to the third quarter of 2015 due to larger than anticipated fish catch and production. For 2014 the cost per unit of production decreased 1.0% from the third quarter of 2014 to the fourth quarter of 2014 due to slightly larger than anticipated production and slightly smaller than anticipated costs during the fourth quarter. For the most part, Omega Protein begins selling its current season’s production during the second quarter and sells that production through the second quarter of the following year.

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

OMEGA PROTEIN CORPORATION

All of the Company’s goodwill and other intangible assets are the result of acquisitions in the human nutrition segment. This segment is comprised of three reporting units, 1) InCon and Cyvex, 2) WSP and 3) Bioriginal. For the quantitative testing performed as of June 30, 2015 and September 30, 2015, the following table summarizes the carrying amount of goodwill and other indefinite lived intangibles and the extent to which those values exceed their respective calculated fair values (in thousands):

Reporting Unit	Goodwill	Percent Fair Value Exceeds Carrying Value	Other Indefinite Lived Intangibles	Percent Fair Value Exceeds Carrying Value
InCon and Cyvex (1)	$—		$796	55%
WSP (2)	11,614	7%	1,127	120%
Bioriginal (3)	26,657	13%	3,787	7%
	$38,271		$5,710

(1)

In conjunction with the impairment testing performed as of September 30, 2015, goodwill and other indefinite lived intangibles were estimated to be impaired by $3.9 million and $0.1 million respectively. After these impairments were recorded, fair value approximated carrying value as of September 30, 2015.

(2)	Percentages based on impairment testing performed as of September 30, 2015.

(3)	The Company performed the first annual quantitative impairment testing of goodwill and indefinitely life intangible assets during the second quarter of 2015.

Key assumptions in the fair value calculation of InCon and Cyvex include future fish oil and nutraceutical sales volumes and prices, tolling, the portion of sales attributable to trade secrets, production costs and the discount rate.  Key assumptions in the fair value calculation of WSP include dairy protein product sales volumes and prices, the portion of sales attributable to the brand name, the cost and availability of raw materials and the discount rate. Key assumptions in the fair value calculation of Bioriginal include sales volumes and prices, the portion of sales attributable to trade names, the cost and availability of raw materials and the discount rate. For InCon, Cyvex and WSP, the assessments of goodwill and other indefinite lived intangible assets are based on assumptions that require speculation and are highly subjective given the early stage and transitional nature of the businesses. The Company’s quantitative tests have assumed increasing cash flows over the next several years, based on anticipated sales growth and improved profitability. The Company’s ability to grow sales and improve profitability as expected is contingent on its ability to, among other factors, procure adequate supplies of raw materials, align product production and customer demand, and price product at appropriate margins above production or procurement costs. Considering the level of sensitivity with respect to the key assumptions, if the Company does not (i) ensure adequate supplies of raw materials, (ii) adequately anticipate changes in its customers’ demand for products or (iii) price product at appropriate margins above production or procurement costs, its future cash flows may fail to meet the Company's cash flow projections. If the cash flows decline sufficiently, the estimated fair values would be reduced and could potentially result in a material impairment in a subsequent period.

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

OMEGA PROTEIN CORPORATION

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

In the normal course of business, the financial condition of the Company is exposed to minimal market risk associated with interest rate movements on the Company’s borrowings.  In the past, to mitigate this risk, the Company has entered into interest rate swap agreements to effectively lock-in the LIBOR component of certain debt instruments.  However, no interest rate swap agreements are currently in effect. As of September 30, 2015, $15.6 million of the Company’s indebtedness is subject to variable interest rates. A one percent increase or decrease in the levels of interest rates on variable rate debt would not result in a material change to the Company’s results of operations.

The Company is exposed to market risk associated with diesel, natural gas, propane and potentially Bunker C fuel oil.  To partially mitigate this risk, the Company has forward purchased a portion of its expected diesel, natural gas and propane usage for 2015, 2016 and 2017. For 2015, the Company is exposed to market risk associated with increases in diesel, natural gas, propane and potentially Bunker C fuel oil prices related to the portion not covered by swaps or held in material and supplies inventory as of September 30, 2015.

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

Fluctuation in the “total yield” derived from Omega Protein’s fish catch could impact the Company’s ability to operate profitably. The “total yield,” or the percentage of fish meal, fish oil and fish solubles products derived from the menhaden fish has fluctuated over the years and from month to month due to natural conditions relating to fish biology over which Omega Protein has no control. For example, the Company’s 2015 oil yield results through September 30, 2015 have been below average. The Company’s oil yields for the 2015 fishing season through September 30, 2015 were lower by 20.1% compared to those in the same period in the 2014 fishing season and were lower by 18.7% compared to the Company’s five year oil yield average during the same period. Total yields through September 30, 2015 decreased by 4.1% compared to those in the same period in the 2014 fishing season and were lower by 4.7% compared to the Company’s five year total yield average during the same period, due primarily to the lower fish oil yields. The Company believes that fish oil yields are influenced by multiple factors, including but not limited to, fish diet, weather, water temperature, fish population and age of fish, but such possible relationships and inter-relationships are not generally well understood. The increased fish catch has largely offset the impact of lower oil yields and resulted in lower per unit inventory cost as of September 30, 2015 as compared to the full 2014 fishing season.

We have recorded impairment charges with respect to goodwill and other intangible assets and may be required to record additional charges to future earnings if goodwill and other intangible assets become further impaired, which could have a material adverse effect on the Company’s financial condition and results of operations. As of September 30, 2015, we had goodwill and other intangibles assets of $38.3 million and $21.2 million, respectively, or approximately 14% of the Company’s total assets in the aggregate. Goodwill is measured as the excess of the cost of an acquisition over the sum of the amounts assigned to the fair value of tangible and intangible assets acquired less liabilities assumed. We test goodwill periodically for impairment of value, and whenever an event occurs or circumstances change that would more likely than not indicate that the carrying value of a reporting unit that includes goodwill is greater than the fair value of that reporting unit. Due to a decline in actual earnings compared with projected results, we performed interim testing of the goodwill and other intangible assets for the Company’s InCon and Cyvex reporting unit and recorded a $4.0 million impairment charge for the quarter ended September 30, 2015. Similarly, we recorded a $4.7 million impairment charge relating to the InCon and Cyvex reporting unit during the year ended December 31, 2014. See Note 9. Goodwill and Other Intangible Assets in the Company’s financial statements included in this Quarterly Report on Form 10-Q for details.

OMEGA PROTEIN CORPORATION

The assessments of goodwill and other intangible assets are based on assumptions that require speculation and are highly subjective given the early stage and transitional nature of the businesses and the use of other reasonable, but different, assumptions could provide significantly different fair values and result in additional impairments. The quantitative tests have assumed increasing cash flows over the next several years, based on anticipated sales growth and improved profitability. The Company’s ability to grow sales and improve profitability as expected is contingent on its ability to, among other factors, procure adequate supplies of raw materials, align product production and customer demand, and price products at appropriate margins above production or procurement costs. Considering the level of sensitivity with respect to the key assumptions, if the Company does not (i) ensure adequate supplies of raw materials, (ii) adequately anticipate changes in its customers’ demand for products or (iii) price products at appropriate margins above production or procurement costs, its future cash flows may fail to meet the Company's cash flow projections. If the cash flows decline sufficiently, the estimated fair values would be reduced and the Company may be required to record additional charges to future earnings if its goodwill and other intangible assets become further impaired, which could have material adverse effect on the Company’s financial condition and results of operations.

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

There were no repurchases of equity securities by the Company during the third quarter of 2015.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description of Exhibit
*10.1

Second Amended and Restated Loan Agreement dated as of August 20, 2015 by and among Omega Protein Corporation, Omega Protein, Inc., and Bioriginal Food & Science Corp., as Borrowers, Protein Finance Company, Omega Shipyard, Inc., Protein Industries, Inc., Cyvex Nutrition, Inc., InCon Processing, L.L.C. and Wisconsin Specialty Protein, LLC, as Guarantors, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender, Issuing Lender and Lender, JPMorgan Chase Bank, N.A., as Lender, and BMO Harris Bank N.A., as Lender (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 24, 2015).

*10.2

Second Amended and Restated Revolving Credit Note (Revolving A Loans) dated as of August 20, 2015 executed by Omega Protein Corporation and Omega Protein, Inc., and made payable to Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on August 24, 2015).

OMEGA PROTEIN CORPORATION

*10.3

Revolving Credit Note (Revolving B Loans) dated as of August 20, 2015 executed by Omega Protein Corporation, Omega Protein, Inc. and Bioriginal Food & Science Corp., and made payable to Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on August 24, 2015).

*10.4

Amended and Restated Revolving Credit Note (Revolving A Loans) dated as of August 20, 2015 executed by Omega Protein Corporation and Omega Protein, Inc., and made payable to JPMorgan Chase Bank, N.A. (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on August 24, 2015).

*10.5

Revolving Credit Note (Revolving B Loans) dated as of August 20, 2015 executed by Omega Protein Corporation, Omega Protein, Inc. and Bioriginal Food & Science Corp., and made payable to JPMorgan Chase Bank, N.A. (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on August 24, 2015).

*10.6

Revolving Credit Note (Revolving A Loans) dated as of August 20, 2015 executed by Omega Protein Corporation and Omega Protein, Inc., and made payable to BMO Harris Bank N.A. (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Commission on August 24, 2015).

*10.7

Revolving Credit Note (Revolving B Loans) dated as of August 20, 2015 executed by Omega Protein Corporation, Omega Protein, Inc. and Bioriginal Food & Science Corp., and made payable to BMO Harris Bank N.A. (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the Commission on August 24, 2015).

*10.8

Amended and Restated Swingline Note dated as of August 20, 2015 executed by Omega Protein Corporation and Omega Protein, Inc., and made payable to Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the Commission on August 24, 2015).

*10.9

Second Amended and Restated Guaranty Agreement dated as of August 20, 2015 by Protein Finance Company, Omega Shipyard, Inc., Protein Industries, Inc., Cyvex Nutrition, Inc., InCon Processing, L.L.C. and Wisconsin Specialty Protein, LLC in favor of Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the Commission on August 24, 2015).

*10.10

Employment Agreement dated as of August 31, 2015 by and between Mark Livingston and Omega Protein Corporation (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 1, 2015).

*10.11

Award of Restricted Stock Agreement for Mark Livingston dated August 31, 2015 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on September 1, 2015).

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

OMEGA PROTEIN CORPORATION
(Registrant)

November 4, 2015	By:	/s/ Andrew C. Johannesen
Andrew C. Johannesen
Executive Vice President, Chief Financial Officer