Form 10-K/A
period 2015-12-31
OMEGA PROTEIN CORP
filed 2016-04-29
CIK 1053650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

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

On April 24, 2016, there were outstanding 22,252,876 shares of the Company’s common stock, $0.01 par value.

Explanatory Note

This Amendment No. 1 (“Amendment”) to the Annual Report on Form 10-K of Omega Protein Corporation (the “Company”) for the fiscal year ended December 31, 2015, as filed with the Securities and Exchange Commission (“SEC”) on March 9, 2016 (the “Original Form 10-K”), is being filed for the purpose of amending Items 10, 11, 12, 13 and 14 of Part III. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits such information to be incorporated in a Form 10-K by reference to a definitive proxy statement if such proxy statement is filed no later than 120 days after the end of the fiscal year covered by the Form 10-K. The Company is filing this Amendment to include Part III information in its Form 10-K because a definitive proxy statement containing such information will not be filed within 120 days after the end of the fiscal year covered by its Form 10-K. The listing of the definitive proxy statement on the cover page of the Original Form 10-K as a document incorporated by reference has been deleted.

In accordance with the rules of the SEC, this Amendment sets forth an amended Part III (Items 10, 11, 12, 13 and 14) in its entirety and an amended “Item 15. Exhibits and Financial Statement Schedules” in its entirety and includes the new certifications from the Company’s Chief Executive Officer and Chief Financial Officer. Because no financial statements or financial information have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.

Except as otherwise stated herein, no other information contained in the Original Form 10-K has been updated by this Amendment other than updating the cover page of the Original Form 10-K. This Amendment should be read in conjunction with the Company’s periodic filings made with the SEC subsequent to the date of the Original Form 10-K. This Amendment does not reflect events occurring after the filing of the Original Form 10-K or modify or update disclosures, including the exhibits to the Original Form 10-K, affected by subsequent events.

i

OMEGA PROTEIN CORPORATION
TABLE OF CONTENTS

 ii

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The Company’s Articles of Incorporation divide the Board of Directors of the Company (the “Board”) into three classes designated as Class I, Class II and Class III. Each class of directors is elected to serve a three-year term. The Board presently consists of eight directors, two in Class I, three in Class II and three in Class III, whose terms expire at the 2017, 2018 and 2016 Annual Meetings, respectively, or as soon thereafter as their successors are duly elected and qualified.

In addition to the information included in each director’s biographical summary, the following table describes some of the key qualifications, business skills and experience that each of our directors brings to our Board:

Director	Additional Qualifications
Bret D. Scholtes	Expertise in the Company’s business and industry.
Paul M. Kearns	Expertise in insurance markets and risk management.
Gary R. Goodwin	Expertise in energy markets.
Dr. Gary L. Allee	Expertise in swine nutrition research and production and other animal feed markets.
Gary J. Ermers	Financial accounting expertise; Audit Committee financial expert; expertise in the healthcare industry.
Stephen C. Bryan	Expertise in the manufacturing and sales of vitamin and mineral supplements and food ingredients.
David A. Owen	Expertise in law and complex commercial litigation.
David W. Wehlmann	Financial accounting expertise; Audit Committee financial expert; expertise in the oil and gas industry.

The Company’s Articles of Incorporation provide that no more than a minority of the number of directors necessary to constitute a quorum of the Board of Directors may be non-U.S. citizens. Each of the Company’s directors is a citizen of the United States except for Paul M. Kearns who is a Class III director and citizen of the United Kingdom.

Class III Directors—Current Term Expires at the 2016 Annual Meeting

PAUL M. KEARNS, age 51, has been a director of the Company since June 2001. Since August 2013, Mr. Kearns has served as Managing Director-Marine at Price Forbes Ltd., a London-based insurance brokerage firm which is the successor to Prentis, Donegan & Partners, Ltd., an insurance brokerage firm which Mr. Kearns co-founded in 1993. Prior to August 2013, Mr. Kearns served as Director-Marine at Price Forbes Ltd. for more than five years. Mr. Kearns has more than 25 years of experience in the global risk management and insurance industries. Mr. Kearns is a citizen of the United Kingdom.

BRET D. SCHOLTES, age 46, has served as the Company’s President and Chief Executive Officer since January 2012 and as a director of the Company since February 2013. Prior thereto, Mr. Scholtes served as the Company’s Senior Vice President-Corporate Development from April 2010 to December 2010 and as the Company’s Executive Vice President and Chief Financial Officer from January 2011 to December 2011. From 2006 to April 2010, Mr. Scholtes served as a Vice President at GE Energy Financial Services, a global energy investment firm. Prior to that, Mr. Scholtes held positions with Reliant Energy, Inc. and Enron Corporation. Mr. Scholtes also has five years of public accounting experience.

GARY J. ERMERS, age 56, has been a director of the Company since June 2014. Mr. Ermers currently manages his personal investments and is a business consultant in the healthcare industry. Mr. Ermers served as the Associate Director of Healthcare Consulting Services at Dean Dorton Allen Ford, PLLC, a public accounting firm, from February 2013 to April 2015. From July 2012 to February 2013, Mr. Ermers worked as a business consultant. From 1996 to July 2012, Mr. Ermers served as Chief Financial Officer of Saint Joseph Health System, Inc. and KentuckyOne Health, a $2.2 billion revenue multi-hospital, physician, and health network corporation. Mr. Ermers also served as interim CEO of Saint Joseph Healthcare in 2004. Through organic growth, capital investments and acquisitions, St. Joseph Hospital’s revenue grew over Mr. Ermers’ 16-year tenure as Chief Financial Officer from $145 million to $2.2 billion and the company was renamed KentuckyOne Health. Mr. Ermers also has an additional 13 years of CFO, Controllership, and public accounting experience with St. Catherine Hospital, Advocate Healthcare, and Deloitte, Haskins, & Sells. Mr. Ermers holds an MBA degree in Finance from DePaul University and a BA degree in Accounting from the University of Wisconsin – Eau Claire.

Class I Directors — Current Term Expires at the 2017 Annual Meeting

DR. GARY L. ALLEE, age 71, has been a director of the Company since May 1998. For more than twenty years, Dr. Allee was Professor of Swine Nutrition at the University of Missouri, a position from which he retired in 2010. Dr. Allee has also served as President and as a member of the Board of Directors of the Midwest Section of the American Society of Animal Science. Dr. Allee has B.S. and M.S. degrees in Animal Husbandry and Swine Nutrition from the University of Missouri and a Ph.D. in Nutritional Sciences from the University of Illinois.

DAVID A. OWEN, age 57, has been a director of the Company since February 2010. Mr. Owen has been a partner in the law firm of Dickinson Wright PLLC since January 2015. Prior to that date, Mr. Owen was a partner in the law firm of Bingham Greenebaum Doll LLP and its predecessor entity, Greenebaum Doll & McDonald PLLC, for more than five years, where he served in firm management as Deputy Chairman, a member of the Compensation Committee and various other management positions. He represents businesses in a variety of complex commercial litigation matters. Mr. Owen’s litigation practice includes environmental, agribusiness, anti-trust, securities and environmental enforcement matters. Mr. Owen received his B.S. in Chemical Engineering from Clemson University and his JD from Northern Kentucky University, Salmon P. Chase College of Law.

Class II Directors — Current Term Expires at the 2018 Annual Meeting

GARY R. GOODWIN, age 68, has been a director of the Company since November 2006 and Chairman of the Board since February 2013. Mr. Goodwin currently manages his personal investments. Mr. Goodwin served as a Principal and Vice President —-Crude Oil Marketing of Texon, L.P., a privately held crude oil marketing company from 1996 until his retirement in March 2010.

DAVID W. WEHLMANN, age 57, has been a director of the Company since April 2012. Mr. Wehlmann is currently a business consultant and private investor. Mr. Wehlmann served as Executive Vice President, Investor Relations of Precision Drilling Corporation, a publicly traded oilfield services company, until March 2012. He assumed this position in December 2008 upon the acquisition of Grey Wolf, Inc. by Precision Drilling Corporation. Mr. Wehlmann previously served as Executive Vice President, Chief Financial Officer and Secretary of Grey Wolf, Inc., a publicly traded oilfield services company, from March 2003. He was Senior Vice President, Chief Financial Officer and Secretary of Grey Wolf, Inc. from February 1998 to March 2003. He joined Grey Wolf in July 1996 and served as Vice President and Controller. Mr. Wehlmann has served as a director of Xtreme Drilling and Coil Services Corp., a publicly traded Canadian-based land rig drilling contractor, since May 2013, and as a director of Paragon Offshore plc, a publicly traded provider of offshore drilling services, since August 2014. Mr. Wehlmann is a Certified Public Accountant.

STEPHEN C. BRYAN, age 69, has been a director of the Company since June 2014. Mr. Bryan currently manages his personal investments. Mr. Bryan served as the President and Chief Executive Officer of Delavau, LLC, a vitamin and mineral supplement and technology-based food ingredient manufacturer, from 2003 to March 2013 and was responsible for directing all aspects of Delavau’s business with a focus on sales, operations and product development. Prior thereto, Mr. Bryan was President of the Great Lakes Division of TCI/AT&T Broadband, a cable, telecommunications and internet service company, and President of Entenmann’s Bakery Company, a fresh baked goods manufacturing company. Mr. Bryan also has more than twenty years of general management and marketing experience with Kraft Foods, General Foods, and Frito-Lay. Mr. Bryan also served as a pilot for the U.S. Navy.

Board of Directors and Board Committees

The Company’s Board of Directors has eight directors and has established the Audit, Compensation and Corporate Governance and Nominating Committees as its standing committees. The Board of Directors does not have an executive committee or any committees performing a similar function.

The Board of Directors has adopted Corporate Governance Guidelines to assist the Board in the exercise of its responsibilities. The Corporate Governance Guidelines reflect the Board’s commitment to monitor the effectiveness of policy and decision making both at the Board and management level, with a view to enhancing stockholder value over the long-term. The Corporate Governance Guidelines also contain the Board’s definitions for determining director independence. The Corporate Governance Guidelines are posted on the Company’s website at www.omegaprotein.com. The Company will also provide a copy of the Corporate Governance Guidelines to any stockholder upon request.

During 2015, the Board of Directors met 12 times and acted one time by unanimous written consent, the Audit Committee met four times, the Compensation Committee met seven times and acted one time by unanimous written consent, and the Corporate Governance and Nominating Committee met seven times. Each incumbent director, during the period for which he was a director in 2015, attended at least 75% of the aggregate of the total number of meetings of the Board of Directors and the total number of meetings held by all committees of the Board on which such director served.

Audit Committee. The Audit Committee consists of Mr. Wehlmann (Chairman), Mr. Goodwin and Mr. Ermers. Each of these Audit Committee members served on the Audit Committee for all of 2015.

The Board of Directors has determined each Audit Committee member to be “independent” under the definition set forth in the listing standards of the New York Stock Exchange (the “NYSE”), under the standards set for audit committee members by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and under the definition of independent director established by the Board. The Board of Directors has also determined that Mr. Wehlmann and Mr. Ermers are audit committee financial experts as that term is used in applicable SEC regulations.

The Audit Committee reviews the adequacy of the Company’s internal control systems and financial reporting procedures, reviews the general scope of the annual audit and reviews and monitors the performance of non-audit services by the Company’s independent registered public accounting firm. The Audit Committee meets with the Company’s independent registered public accounting firm and with appropriate financial personnel of the Company regarding these matters. The Audit Committee also appoints the Company’s independent registered public accounting firm. The independent registered public accounting firm may meet alone with the Audit Committee and has unrestricted access to the Audit Committee. The Audit Committee operates under a written charter which is posted on the Company’s website at www.omegaprotein.com. The Company will also provide a copy of this charter to any stockholder upon request.

Compensation Committee. The Compensation Committee consists of Dr. Allee (Chairman), Mr. Bryan and Mr. Wehlmann. Each of these Compensation Committee members served on the Compensation Committee for all of 2015.

The Board of Directors has determined each Compensation Committee member to be independent under the definition set forth in the NYSE listing standards and under the definition of independent director established by the Board. The Compensation Committee determines the compensation (both salary and performance incentive compensation) to be paid to the Chief Executive Officer and certain other officers of the Company, and makes grants of long-term incentive awards. The Compensation Committee operates under a written charter which is posted on the Company’s website at www.omegaprotein.com. The Company will also provide a copy of this charter to any stockholder upon request.

We believe our compensation program for employees and executives is not likely to have a material adverse effect on the Company because we believe our combination of base salary, bonus and long-term equity incentives is balanced and serves to motivate our employees to accomplish our Company objectives while avoiding unreasonable risk-taking.

For a description of the Company’s processes and procedures for considering and determining executive and director compensation and the role of any compensation consultants in executive and director compensation, see “Item 11. Executive Compensation—Compensation Discussion and Analysis for the Year Ended December 31, 2015.”

Corporate Governance and Nominating Committee. The Corporate Governance and Nominating Committee consists of Mr. Owen (Chairman), Mr. Goodwin and Dr. Allee. Each of these Corporate Governance and Nominating Committee members served on the Corporate Governance and Nominating Committee for all of 2015.

The Board of Directors has determined each member of the Corporate Governance and Nominating Committee to be “independent” under the definition set forth in the NYSE listing standards and under the definition of independent director established by the Board. The Corporate Governance and Nominating Committee reviews and reports to the Board on a periodic basis on corporate governance matters, periodically reviews and assesses the effectiveness of the Board’s Corporate Governance Guidelines and recommends proposed revisions to the Corporate Governance Guidelines to the Board. The Committee also identifies individuals qualified to become members of the Board, recommends to the Board director nominees for Board seats and committee seats, and monitors and evaluates the orientation and training needs of directors. The Corporate Governance and Nominating Committee operates under a written charter which is posted on the Company’s website at www.omegaprotein.com. The Company will also provide a copy of this charter to any stockholder upon request.

Independent Directors. The Board of Directors has determined that all members of the Board, other than the Company’s President and Chief Executive Officer, Bret Scholtes, are “independent” under the definition set forth in the NYSE listing standards and under the definition of independent director established by the Board. In addition, the Board of Directors has determined that all members of the Company’s Audit Committee, in addition to meeting the above standards, also meet the criteria for independence for audit committee members under the Exchange Act. The Board’s policy on the number or percentage of independent directors on the Board is that a majority of directors on the Board shall be independent. In addition, pursuant to the NYSE listing standards, the Company is required to have, and currently has, a majority of independent directors on the Board.

The Board of Directors determines whether each director is independent based upon all relevant facts and circumstances appropriate for consideration in the judgment of the Board. In the context of this review, the Board has adopted a definition of independent director which includes the NYSE definition of independent director and is included in the Board’s Corporate Governance Guidelines, which are available on the Company’s website at www.omegaprotein.com. The Company’s definition of independent director is set forth in full below:

(a)

No director qualifies as “independent” unless the Board affirmatively determines that the director has no material relationship with the Company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the Company). The Company will disclose these determinations annually in its proxy statement.

(b)	In addition, a director is not independent if:

(i)

The director is, or has been within the last three years, an employee of the Company, or an immediate family member (as defined in the NYSE Listed Company Manual) who is, or has been within the last three years, an executive officer, of the Company. Employment as an interim Chairman or CEO or other executive officer shall not disqualify a director from being considered independent following that employment.

(ii)

The director has received, or has an immediate family member who has received, during any twelve-month period within the last three years, more than $120,000 in direct compensation from the Company, other than director and committee fees and pension or other forms of deferred compensation for prior service (provided such compensation is not contingent in any way on continued service). Compensation received by a director for former service as an interim Chairman or CEO or other executive officer need not be considered in determining independence under this test. Compensation received by an immediate family member for service as an employee of the Company (other than an executive officer) need not be considered in determining independence under this test.

(iii)

(A) The director is a current partner or employee of a firm that is the Company’s internal or external auditor; (B) the director has an immediate family member who is a current partner of such a firm; (C) the director has an immediate family member who is a current employee of such a firm and personally works on the Company’s audit; or (D) the director or an immediate family member was within the last three years a partner or employee of such a firm and personally worked the Company’s audit within that time.

(iv)

The director or an immediate family member is, or has been with the last three years, employed as an executive officer of another company where any of the Company’s present executive officers at the same time serves or served on that company’s compensation committee.

(v)

The director is a current employee, or an immediate family member is a current executive officer, of a company that has made payments to, or received payments from, the Company for property or services in an amount which, in any of the last three fiscal years, exceeds the greater of $1 million, or 2% of such other company’s consolidated gross revenues. Both the payments and the consolidated gross revenues to be measured shall be those reported in the last completed fiscal year of such other company. The look-back provision for this test applies solely to the financial relationship between the Company and the director or immediate family member’s current employer; the Company need not consider former employment of the director or immediate family member. Contributions to tax exempt organizations shall not be considered payments for purposes of this test, provided however the Company shall disclose in its annual proxy statement, or if the Company does not file an annual proxy statement, in the Company’s Annual Report on Form 10-K filed with the SEC, any such contributions made by the Company to any tax exempt organization in which any independent director serves as an executive officer if, within the preceding three years, contributions in any single fiscal year from the Company to the organization exceeded the greater of $1 million, or 2% of such tax exempt organization’s consolidated gross revenues. The Board is obligated to consider the materiality of any such relationship in accordance with clause (a) above.

(vi)

A director who is a control person or director, or the immediate family member of a control person or director, of an entity that is the beneficial owner of 25% of the outstanding shares of Common Stock of the Company is not independent until three years after the end of such control or director relationship.

In addition, in affirmatively determining the independence of any director who will serve on the Company’s Compensation Committee, the Board of Directors must consider all factors specifically relevant to determining whether a director has a relationship to the Company which is material to that director’s ability to be independent from management in connection with the duties of a Compensation Committee member, including, but not limited to:

(a)	the source of compensation of such director, including any consulting, advisory or other compensatory fee paid by the Company to such director; and

(b)	whether such director is affiliated with the Company, a subsidiary of the Company or an affiliate of a subsidiary of the Company.

In its determination of Board member independence, the Board determined that each of Dr. Allee, Mr. Goodwin, Mr. Ermers, Mr. Bryan, Mr. Wehlmann and Mr. Owen has no direct or indirect relationship with the Company of any type, other than in his capacity as a Board member, and that Mr. Kearns has no direct relationship with the Company, other than in his capacity as a Board member. The Board is aware that Mr. Kearns’ employer, Price Forbes Ltd. (“Price Forbes”), has provided insurance services in the past for certain lines of insurance utilized by the Company, and that the Company has paid commissions on those insurance policies, either to Price Forbes directly or to insurance carriers who in turn reimbursed Price Forbes.

In 2015, the aggregate commissions paid to Price Forbes that related to the Company’s business were $921,094. The Board determined that these commissions were reasonable given the nature of the Company’s marine business, the availability of the insurance lines, the Company’s relationships with underwriters introduced by Price Forbes, and the complexity of the work performed by Price Forbes. The Board also noted that Mr. Kearns owns less than a 1% equity interest in Price Forbes and that his compensation from Price Forbes was not tied in any way to any commission relating to the Company’s business. Therefore, the Board concluded that Mr. Kearns was independent for purposes of the Company’s definition of director independence.

Codes of Ethics. The Board of Directors has adopted a Code of Business Conduct and Ethics, which applies to all Company employees, officers and directors, including the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer (who is also the Company’s Controller). The Company’s Code of Business Conduct and Ethics meets the requirements of a “code of ethics” as defined by Item 406 of Regulation S-K and the requirements of a code of business conduct and ethics under NYSE listing standards. The Company has also adopted a Code of Ethics for Financial Professionals which applies to the Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Controller all other Company professionals who serve in a finance, accounting, treasury, tax or investor relations role. The Codes are posted on the Company’s website at www.omegaprotein.com. The Company intends to post amendments to or waivers from the Codes to the extent applicable to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions on the Company’s website. No waivers were sought or granted under these Codes in 2015. The Company will also provide a copy of these Codes to any stockholder upon request.

The Company will provide a copy of the Code of Business Conduct and Ethics and Code of Ethics for Financial Professionals to any person without charge upon request. Inquiries should be sent to Omega Protein Corporation, 2105 City West Blvd, Suite 500, Houston, Texas 77042, Attn: Corporate Secretary. The Company intends to disclose any amendments to the Codes, as well as any waivers to the Codes for executive officers or directors, on its website.

None of these codes, nor the Company’s website, is incorporated by reference in this report or constitutes part of this report.

EXECUTIVE OFFICERS

The following sets forth certain information with respect to the executive officers of the Company as of April 29, 2016.

Name	Age	Position
Bret D. Scholtes	46	President, Chief Executive Officer and Director
Andrew C. Johannesen	48	Executive Vice President and Chief Financial Officer
John D. Held	53	Executive Vice President, General Counsel and Secretary
Dr. Mark E. Griffin	47	President — Animal Nutrition
Mark A. Livingston	52	Vice President, Chief Accounting Officer and Controller
Montgomery C. Deihl	52	Vice President — Operations
Joseph R. Vidal	54	President — Human Nutrition

BRET D. SCHOLTES has served as the Company’s President and Chief Executive Officer since January 2012 and as a director since February 2013. Prior thereto, Mr. Scholtes served as the Company’s Senior Vice President — Corporate Development from April 2010 to December 2010 and as the Company’s Executive Vice President and Chief Financial Officer from January 2011 to December 2011. From 2006 to April 2010, Mr. Scholtes served as a Vice President at GE Energy Financial Services, a global energy investment firm. Prior to that, Mr. Scholtes held positions with Reliant Energy, Inc. and Enron Corporation. Mr. Scholtes also has five years of public accounting experience.

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

JOHN D. HELD has served as the Company’s Executive Vice President, General Counsel and Secretary since June 2006 and has served as General Counsel and various other executive officer positions with the Company since 2000. From 1996 to 1999, Mr. Held was Senior Vice President, General Counsel and Secretary of American Residential Services, Inc., a then public company engaged in the consolidation of the air-conditioning, plumbing and electrical service industries. Prior to that, Mr. Held practiced law with Baker Botts LLP in Houston, Texas.

DR. MARK E. GRIFFIN has served as President — Animal Nutrition since June 2013, as Vice President — Research and Development from July 2009 to December 2010 and as Senior Vice President — R&D and Sales and Marketing since January 2011. From April 2009 to July 2009, Dr. Griffin served as Technical Director of the Specialty Group of Land O’Lakes Purina Feed, LLC, a co-operative of agricultural producers and marketer of agriculture food products. From 2003 to April 2009, Dr. Griffin served as Director of the Zoo and Aquaculture divisions of Land O’Lakes Purina Feed, LLC. Dr. Griffin also previously held several positions in the aquaculture, companion animal, zoo and private label divisions of Purina Mills, Inc. and Land O’Lakes Purina Feed, LLC.

MARK A. LIVINGSTON has served as the Company’s Vice President, Chief Accounting Officer and Controller since August 2015. Prior to joining the Company, Mr. Livingston served as the Director of Financial Reporting since June 2012 at ION Geophysical Corporation (“ION”), a geoscience company providing seismic services to the oil and gas industry. Prior thereto, Mr. Livingston was the Director of Internal Audit at ION since March 2008. Before joining ION, Mr. Livingston served as Director of Internal Audit at Symetra Financial Corporation and Qwest Communications Inc. Additionally, Mr. Livingston worked in internal audit positions at other public companies and at PriceWaterhouseCoopers LLP and Arthur Andersen LLP, nationally based accounting firms. Mr. Livingston is a Certified Public Accountant.

MONTGOMERY C. DEIHL has served as the Company’s Vice President — Operations since March 2015, as Senior Director of Operations from January 2015 to March 2015, as Senior Director — Fishing Plant Operations from April 2012 to January 2015, and as General Manager of the Company’s Reedville, Virginia facility from August 2009 to April 2012. Prior to joining the Company in August 2009, Mr. Deihl was a Senior Managing Consultant for IBM Corporation (supply chain management) from July 2007 to July 2009. Prior to that, Mr. Deihl served in the United States Air Force from 1987 to 2007, retiring as a Lieutenant Colonel. Mr. Deihl is a fifth generation menhaden fisherman.

JOSEPH R. VIDAL has served since 2005 as the President and Chief Executive Officer of Bioriginal Food & Science Corp., a subsidiary acquired by the Company in September 2014 (“Bioriginal”) and as President of the Company’s Human Nutrition Division, which includes Bioriginal, since January 2016. Prior thereto, Mr. Vidal served as Bioriginal’s Chief Financial Officer since 1999. From 1991 to 1998, Mr. Vidal was employed by Hitachi Canadian Industries, a turbine and generator manufacturer, where his career included positions as General Manager, Deputy General Manager, Production Manager, and Accounting and Human Resources Manager. Mr. Vidal’s experience also includes eight years with KPMG, an audit, tax and advisory firm, where he was a manager in the Accounting Systems group in the Saskatoon, Canada office and manager of the Information Technology Group in Toronto, Canada.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company’s executive officers and directors, and persons who beneficially own more than 10% of the Common Stock to file reports of their beneficial ownership (Forms 3, 4, and 5, and any amendment thereto) with the SEC and the NYSE. Executive officers, directors, and greater-than-10% holders are required to furnish the Company with copies of the forms that they file.

To the Company’s knowledge, all Section 16(a) reports required to be filed by its executive officers, directors, greater-than-10% beneficial owners and other persons subject to Section 16 of the Exchange Act were timely filed in 2015.

REPORT OF THE AUDIT COMMITTEE

In connection with the December 31, 2015 audited financial statements of the Company, the Audit Committee: (i) reviewed and discussed the audited financial statements with management, (ii) discussed with the independent auditors the matters required by the Statement on Auditing Standards No. 61, as amended (AICPA, Professional Standards, Vol. 1, AU section 380), as adopted by the Public Company Accounting Oversight Board in Rule 3200T, and (iii) received the written disclosures and letter from the independent auditors required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent auditor’s communications with the Audit Committee concerning independence, and has discussed with the independent auditor the independent auditor’s independence. Based upon these reviews and discussions, the Audit Committee has recommended to the Board of Directors that the December 31, 2015 audited financial statements of the Company be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 for filing with the SEC.

The Audit Committee Report shall not be deemed incorporated by reference by any general statement incorporating by reference the Annual Report on Form 10-K/A into any filing under the Securities Act or under the Exchange Act, except to the extent that the Company specifically incorporates this information by reference, and it shall not otherwise be deemed filed with the SEC.

By the Audit Committee of

the Board of Directors,

David W. Wehlmann (Chairman)

Gary R. Goodwin

Gary J. Ermers

Item 11.	Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS FOR THE YEAR ENDED DECEMBER 31, 2015

Introduction

This discussion and analysis provides an overview of the Company’s executive compensation program and policies, the material compensation decisions that we made with regard to our 2015 compensation program, including decisions made in early 2016 that relate to our program, as well as the material factors that we considered in making those decisions, and the policies that we generally intend to use to guide compensation decisions.

Unless otherwise indicated, this discussion and analysis refers only to the compensation of those five executive officers whom we refer to as our “Named Executive Officers.” For 2015, these executive officers were:

Bret D. Scholtes, President and Chief Executive Officer

Andrew C. Johannesen, Executive Vice President and Chief Financial Officer

John D. Held, Executive Vice President, General Counsel and Secretary

Dr. Mark E. Griffin, President – Animal Nutrition

Montgomery C. Deihl, Vice President – Operations

Compensation Program Overview

Our executive compensation program is subject to the oversight of the Compensation Committee (“Committee”) of our Board of Directors. The Committee is composed of Dr. Gary L. Allee (Chairman), David W. Wehlmann and Stephen C. Bryan. Each of these Committee members served on the Committee for all of 2015.

In December 2015, the Board approved an amended and restated charter for the Committee. The Committee’s amended and restated charter provides that the Committee makes recommendations on the compensation of the Company’s executive officers (including the Named Executive Officers), executive benefits, incentive and equity based compensation plans, and compensation for the Board’s independent directors, which recommendations are subject to approval by the Board. Accordingly, the Committee recommends to the Board for approval the compensation to be paid to the Chief Executive Officer (the “CEO”) and other executive officers of the Company, including the Named Executive Officers, as well as any Company executive benefits, incentive or equity based plans. The Committee also recommends to the Board for approval the compensation to be paid to the Company’s independent directors.

Our ability to hire and retain employees with the requisite skills and experience to develop, expand and execute business opportunities is essential to our success and the success of our stockholders. While we hope to offer a work environment in which employees can find attractive career challenges and opportunities, we also understand that employees have choices regarding where they pursue their careers and compensation plays a significant role in their decision to choose us as their employer.

Our compensation program is designed to support the successful recruitment, development and retention of key employees in order to achieve our corporate goals, align management’s interests with those of our stockholders, and optimize long-term financial returns. Because we believe that employee continuity and retention of institutional knowledge are important corporate goals, we believe that our compensation program must support the retention of our key employees.

Compensation Best Practices

We attempt to ensure that our executive compensation is closely aligned with our stockholders as follows:

●	A majority of our officers’ compensation is at risk as variable compensation.
●	A majority of our officers’ compensation is tied to the Company’s annual financial and operational performance.
●	Fifty percent of our officer’s short-term incentive awards are linked to the achievement of objective pre-established performance goals tied to specific operational and financial objectives.
●

Fifty percent of our officers’ long-term incentive equity-based awards have value tied to the Company’s common stock’s relative performance compared to the Russell 2000® Index over a multi-year period.

●	All officers and directors are subject to stock ownership requirements.
●	The Committee engages an independent compensation consultant to advise on executive compensation.

2015 Executive Compensation Program

In connection with its review of executive compensation for 2015, the Committee retained Frederic W. Cook & Co., Inc. (“FWC”) as its independent compensation consultant to assist and advise the Committee. The firm was selected by the Committee based on its reputation and expertise and the Committee’s prior work with the firm. In connection with the appointment of FWC as the Committee’s compensation consultant, the Committee determined that FWC was independent and did not raise any conflict of interest based on criteria prescribed by the NYSE.

Peer Group Market Positioning

In connection with its engagement, FWC reviews our executive compensation program for selected senior management positions (eight in 2015 and 2016), including the Named Executive Officers. In connection with its review of our executive compensation program, FWC compares the Company’s base salaries, short-term incentives and long-term incentives for the Named Executive Officer positions to marketplace base salaries, marketplace short-term incentives and marketplace long-term incentives for similar positions. To generate this market data, FWC typically utilizes two sources of information. The first source is proxy statement data from a peer group developed by FWC and approved by the Committee, which is set forth below (“Peer Group”) for 2015 and 2016. The second source is survey data, which for 2015 and 2016 was from the All Industries portion of the Aon Hewitt US Total Compensation Survey. These two sources are blended together to form the “market data.”

The Peer Group was originally developed by FWC based on size of company, industry, and certain financial metrics and is reevaluated annually based on these same criteria. The companies used to compare executive compensation for 2015 are presented below:

Company	Revenue (in millions)	Company	Market Cap* (in millions)
Diamond Foods Inc	$877	USANA Health Sciences Inc	$1,213
John B. Sanfilippo & Son Inc	$833	Diamond Foods Inc	$771
Calavo Growers Inc	$783	Calavo Growers Inc	$632
USANA Health Sciences Inc	$749	Boulder Brands Inc	$613
Farmer Brothers Company	$535	NutriSystem Inc	$513
Boulder Brands Inc	$514	Farmer Brothers Company	$496
NutriSystem Inc	$394	John B. Sanfilippo & Son Inc	$406
Nature's Sunshine Products	$380	Medifast Inc	$382
Omega Protein Corporation	$350 - $375	Alico Inc	$350
Medifast Inc	$319	Lifeway Foods Inc	$299
MGP Ingredients Inc	$314	MGP Ingredients Inc	$280
Inventure Foods Inc	$271	Nature's Sunshine Products	$261
Nutraceutical Intl Corp	$214	Omega Protein Corporation	$227
LifeVantage Corp	$214	Craft Brew Alliance Inc	$227
Craft Brew Alliance Inc	$197	Inventure Foods Inc	$199
Golden Enterprises Inc	$133	Nutraceutical Intl Corp	$189
Bridgford Foods Corp	$133	LifeVantage Corp	$128
Lifeway Foods Inc	$115	Bridgford Foods Corp	$68
Coffee Holding Co Inc	$109	Golden Enterprises Inc	$43
Alico Inc	$89	Coffee Holding Co Inc	$31
25th Percentile	$165	25th Percentile	$194
Median	$314	Median	$299
75th Percentile	$524	75th Percentile	$505
Percent Rank	45%	Percent Rank	33%

*Revenue reflects the trailing twelve months; market capitalization is calculated as of January 31, 2015.

Based on FWC’s review in 2016, four companies were removed from the Peer Group (Coffee Holding Co., Inc., Bridgford Foods Corp., Golden Enterprises, Inc., and Lifeway Foods, Inc.) and two companies were added (B&G Foods Inc. and Landec Corp.). The companies used to compare executive compensation for 2016 are presented below (excluding one company, Boulder Brands, which was acquired prior to the cut-off date of January 29, 2016 for inclusion in this table but which was still included in the analysis):

Company	Revenue* (in millions)	Company	Market Cap* (in millions)
John B Sanfilippo & Son Inc.	$936	B&G Foods Inc.	$2,031
USANA Health Sciences Inc.	$914	USANA Health Sciences Inc.	$1,599
B&G Foods Inc.	$862	Diamond Foods, Inc.	$1,140
Calavo Growers Inc.	$857	Calavo Growers Inc.	$867
Diamond Foods, Inc.	$842	John B Sanfilippo & Son Inc.	$588
Landec Corp.	$549	Nutrisystem, Inc.	$553
Farmer Brothers Co.	$543	Omega Protein Corporation	$477
Nutrisystem, Inc.	$452	Farmer Brothers Co.	$436
Omega Protein Corporation	$379	MGP Ingredients Inc.	$359
Nature’s Sunshine Products Inc.	$331	Medifast Inc.	$337
MGP Ingredients Inc.	$322	Landec Corp.	$312
Inventure Foods, Inc.	$288	Alico Inc.	$249
Medifast Inc.	$274	Nutraceutical International Corp.	$219
Nutraceutical International Corp.	$219	Craft Brew Alliance, Inc.	$159
Craft Brew Alliance, Inc.	$202	Nature’s Sunshine Products Inc.	$156
Lifevantage Corporation	$184	Lifevantage Corporation	$114
Alico Inc.	$153	Inventure Foods, Inc.	$110
25th Percentile	$233	25th Percentile	$174
Median	$391	Median	$348
75th Percentile	$853	75th Percentile	$797
Percent Rank	49%	Percent Rank	62%

*Revenue reflects the trailing twelve months; market capitalization is calculated as of January 29, 2016.

The FWC data showed that in the aggregate, the Company’s executive officers were positioned slightly above the market median (50th percentile) for base salary, at and just above the 75th percentile for target and actual total cash compensation (salary plus short-term incentives), respectively, and approximately at the market median (50th percentile) for long-term incentive awards. Target and actual total direct compensation (salary, short-term incentives plus long-term incentives) for the Company’s executive officers were positioned just above the market median (50th percentile) and between the market median (50th percentile) and the 75th percentile, respectively.

FWC noted that in terms of overall compensation mix, the Company placed a greater emphasis on annual incentives than the market and the Company’s long term incentive weighting was slightly below the market median.

Based on the above, the Committee believes that the Company’s executive compensation program positioning was within a reasonable range when compared to FWC’s market data.

Elements of Executive Compensation

The key elements of our executive compensation program are: (1) base salary, (2) short-term incentives such as annual cash awards, (3) long- term incentives such as equity or equity-linked awards, and (4) perquisites and generally available benefit programs. The balance among these elements of compensation is established annually by the Committee and is designed to retain key employees and encourage future performance. Our approach with respect to these four components of compensation is discussed below.

1.     Base Salary. We pay our executive officers a base salary to compensate them for their services and to provide a steady source of income. The Committee has generally reviewed and established the base salaries of the CEO and the other Named Executive Officers on an annual basis. In establishing base salaries, the Committee considers the effect of any new base salary level on total compensation, the length of time since the last salary increase, the importance of the position, the skills and background required for the position, internal equity considerations among the Company’s senior officer positions and market data for similar positions. The Committee has not generally used any mechanical formulations or weighting of any of the factors it considers, although it may do so from time to time.

The Committee recommended no changes, and the Board made no changes, to base salaries for the Named Executive Officers for 2016. The base salaries of the Named Executive Officers for 2015 and 2016 are as follows:

Executive Officer	Title	2015 Base Salary	2016 Base Salary	Percentage Change
Bret D. Scholtes	President and Chief Executive Officer	$550,000	$550,000	0%
Andrew C. Johannesen	Executive Vice President and Chief Financial Officer	$340,000	$340,000	0%
John D. Held	Executive Vice President, General Counsel and Secretary	$325,000	$325,000	0%
Dr. Mark E. Griffin	President – Animal Nutrition	$325,000	$325,000	0%
Montgomery C. Deihl	Vice President – Operations	$275,000	$275,000	0%

2.     Short-Term Incentives. We pay short-term incentives to our executive officers to reward them for short-term performance and the achievement of annual goals related to key business drivers. The Committee has generally recommended short-term performance awards in the form of annual cash bonuses under the Company’s short-term incentive program.

The Company’s short-term incentive program is based on a combination of formulaic measures and Committee discretion. The short-term incentive program for 2015 was weighted 50% for formulaic measures (the “2015 Formulaic Component”) and 50% for discretionary measures (the “2015 Discretionary Component”). The Committee generated a potential target value for the 2015 Formulaic Component for each Named Executive Officer which is referred to as the “2015 Formulaic Target Amount.” The Committee also generated a potential target value for the 2015 Discretionary Component for each Named Executive Officer which is referred to as the “2015 Discretionary Target Amount.” The aggregate of the 2015 Formulaic Target Amount and the 2015 Discretionary Target Amount is referred to as the “2015 Aggregate Short-Term Target Incentive Amount.”

In setting targets and criteria under the Company’s short-term incentive program in 2015, the Committee considered the Company’s compensation strategy, the market data provided by FWC, the importance of the position, the skills and background required for the position and internal equity considerations among the Company’s executive officer positions. The Committee adopted the following 2015 Aggregate Short-Term Target Incentive Amounts for its Named Executive Officers:

Executive Officer	Title	2015 Short-Term Incentive Target as a Percentage of 2015 Base Salary	2015 Aggregate Short-Term Target Incentive Amount	2015 Formulaic Target Amount	2015 Discretionary Target Amount

Bret D. Scholtes	President and Chief Executive Officer	100%	$550,000	$275,000	$275,000

Andrew C. Johannesen	Executive Vice President and Chief Financial Officer	75%	$255,000	$127,500	$127,500

John D. Held	Executive Vice President, General Counsel and Secretary	75%	$243,750	$121,875	$121,875

Dr. Mark E. Griffin	President – Animal Nutrition	75%	$243,750	$121,875	$121,875

Montgomery C. Deihl	Vice President – Operations	55%	$151,250	$75,625	$75,625

Payouts under each component of the short-term incentive program could range from 0% to 200% of the target amount (the “Target”) for that component. The Committee determined that the target, for each of the 2015 Formulaic Component and the 2015 Discretionary Component, could be reduced to a threshold amount (the “Threshold”) or increased to a maximum (the “Maximum”), depending on performance, that would pay out as follows:

Threshold	50% of Target
Target	100% of Target
Maximum	200% of Target

The payouts for performance in between the above levels are interpolated. No amounts are paid for any performance results below the Threshold. There is a cap of 200% for any performance results above the Maximum.

Based on the above framework and on the Committee’s recommendations, and after consultations with the Committee, in March 2016 the Board approved the following cash payments to the Named Executive Officers with respect to short-term incentive awards granted under the Company’s short-term incentive program for 2015:

Executive Officer	Title	Total 2015 Short- Term Incentive Award	2015 Formulaic Component	2015 Discretionary Component
Bret D. Scholtes	President and Chief Executive Officer	$736,505	$375,155	$361,550
Andrew C. Johannesen	Executive Vice President and Chief Financial Officer	$315,221	$173,936	$141,285
John D. Held	Executive Vice President, General Counsel and Secretary	$327,343	$166,262	$161,081
Dr. Mark E. Griffin	President – Animal Nutrition	$338,343	$166,262	$172,081
Montgomery C. Deihl	Vice President – Operations	$194,976	$103,167	$91,809

The rationales for these payments are described below:

A.     Formulaic Component of the 2015 Annual Short-Term Incentive Award.

In connection with the 2015 Formulaic Component, the Committee utilized an objective performance formula. The Committee selected four Company performance measures that it believed were important goals for management’s focus: (i) safety and compliance, (ii) free cash flow, (iii) return on capital, and (iv) human nutrition gross profit. The Committee then assigned a specific Threshold, Target and Maximum goal for each of the performance measures.

The Committee believes that the specific criteria selected for the Target goal for each performance measure generally represents an excellent financial or operational outcome that is generally more difficult to achieve than prior years’ equivalent criteria and one for which a significant level of effort will be required by management. The Committee believes that the specific criteria selected for each Maximum goal for each performance measure generally represents a substantially superior financial or operational outcome and one for which a very significant level of effort will be required by management.

The Committee assigned the weightings in the table below to each performance measure and then assigned a percentage of achievement at the Threshold, Target and Maximum levels for each performance measure. The Committee then multiplied the weighting for that performance measure by that measure’s percentage of achievement and then aggregated each of those weighted percentages, which resulted in a total percentage of achievement of approximately 136.4% for the 2015 Formulaic Component. This percentage was then multiplied by each Named Executive Officer’s 2015 Formulaic Target Amount.

The Committee derived the aggregate percentage of the 2015 Formulaic Target Amount as set forth in the table below:

		Payout at Performance Level
Performance Measure	Weighting of Performance Measure	Threshold	Target	Maximum	Percentage of 2015 Formulaic Target Component Awarded
Safety and Compliance
● Number of OSHA Recordable and Jones Act Claims	15%	7.5%	15%	30%	13.2%
● Number of Significant Incidents	15%	7.5%	15%	30%	12.4%
Free Cash Flow vs. Budget	30%	15%	30%	60%	60.0%
Return on Capital	20%	10%	20%	40%	40.0%
Human Nutrition Gross Profit	20%	10%	20%	40%	10.8%
Total	100%	50%	100%	200%	136.4%

Accordingly, each Named Executive Officer received a payout of approximately 136.4% of his 2015 Formulaic Target Amount under the 2015 Formulaic Component of his cash short-term incentive award for 2015.

B.     Discretionary Component of the 2015 Annual Short-Term Incentive Award.

The Committee believes that the use of discretion is important to the motivational effectiveness of annual short-term incentive awards because it allows the Committee flexibility in responding to the external factors that are not predictable or that are outside the control of management. The Committee also believes that formula based plans do not afford the latitude to recognize innovation, dedication, creativity, historical perspective, and individual contributions. These factors are important to successfully managing a business that is heavily influenced by outside influences, particularly during periods of challenge when those financial metrics may be correspondingly lower. Our compensation program is designed to be flexible in order to allow the Committee discretion to reward management for performance in response to events or situations that are not conveniently measured, or that do not recur from year to year, or conversely, to reduce awards in a period of financial or operational underperformance.

Mr. Scholtes’ 2015 Discretionary Component was paid out at approximately 131% of his 2015 Discretionary Target Amount which was above the 100% Target but below the 200% Maximum for that component. In recommending the 2015 Discretionary Component payout for Mr. Scholtes, the Committee considered its subjective assessment of Mr. Scholtes’ performance in 2015 and Mr. Scholtes’ contributions to Company performance in 2015.

Mr. Johannesen’s 2015 Discretionary Component was paid out at approximately 111% of his 2015 Discretionary Target Amount which was above the 100% Target but below the 200% Maximum for that component. In recommending the 2015 Discretionary Component payout for Mr. Johannesen, the Committee considered its subjective assessment of Mr. Johannesen’s performance in 2015, the CEO’s subjective assessment of Mr. Johannesen’s performance in 2015 and Mr. Johannesen’s contributions to Company performance in 2015.

Mr. Held’s 2015 Discretionary Component was paid out at approximately 132% of his 2015 Discretionary Target Amount which was above the 100% Target but below the 200% Maximum for that component. In recommending the 2015 Discretionary Component payout for Mr. Held, the Committee considered its subjective assessment of Mr. Held’s performance in 2015, the CEO’s subjective assessment of Mr. Held’s performance in 2015 and Mr. Held’s contributions to Company performance in 2015.

Dr. Griffin’s 2015 Discretionary Component was paid out at approximately 141% of his 2015 Discretionary Target Amount which was above the 100% Target but below the 200% Maximum for that component. In recommending the 2015 Discretionary Component payout for Dr. Griffin, the Committee considered its subjective assessment of Dr. Griffin’s performance in 2015, the CEO’s subjective assessment of Dr. Griffin’s performance in 2015 and Dr. Griffin’s contributions to Company performance in 2015.

Mr. Deihl’s 2015 Discretionary Component was paid out at approximately 121% of his 2015 Discretionary Target Amount which was above the 100% Target but below the 200% Maximum for that component. In recommending the 2015 Discretionary Component payout for Mr. Deihl, the Committee considered its subjective assessment of Mr. Deihl’s performance in 2015, the CEO’s subjective assessment of Mr. Deihl’s performance in 2015 and Mr. Deihl’s contributions to Company performance in 2015.

3. Long-Term Incentive Awards. We make long-term equity incentive awards to align the long-term interests of our executive officers with the Company’s stockholders. Under the Company’s 2015 Long Term Incentive Plan, the Committee may award non-qualified or incentive stock options, restricted stock, performance awards in the form of performance units (cash) or performance shares (shares of common stock) and stock-based awards payable in shares of common stock, cash or a combination thereof, including, but not limited to, stock appreciation rights settled in cash or common stock.

The Committee believes that the 2015 Long-Term Incentive Plan and the long-term incentive plan design discussed below have enabled and will enable the Company to continue to attract, retain and incentivize highly-qualified and experienced personnel. Under these plans, the Committee is responsible for determining who receives awards, and the size, duration and type of each award, as well as the other terms and conditions of each award.

A. 2015 Equity Incentives

Under the Company’s long-term incentive program, long-term equity awards to executive officers are generally made annually and based on metrics designed to align the interests of the executives with stockholders. The Committee adopted the following targets (as a percentage of 2014 base salary) for the value of long-term incentive equity awards granted in February 2015 to its Named Executive Officers:

Executive Officer	Title	Long-Term 2015 Equity Incentive Target as a Percentage of 2014 Base Salary	Total Value of 2015 Long-Term Equity Incentive Awards	Value of 2015 Restricted Stock Awards	Value of 2015 Performance Units
Bret D. Scholtes	President and Chief Executive Officer	110%	$605,000	$302,500	$302,500

Andrew C. Johannesen	Executive Vice President and Chief Financial Officer	80%	$260,000	$130,000	$130,000

John D. Held	Executive Vice President, General Counsel and Secretary	80%	$260,000	$130,000	$130,000

Dr. Mark E. Griffin	President – Animal Nutrition	80%	$260,000	$130,000	$130,000

Montgomery C. Deihl	Vice President – Operations	60%	$135,000	$67,500	$67,500

In setting the above Long-Term Incentive Targets, the Committee considered the Company’s compensation strategy, the market data provided by FWC, the importance of the position, the skills and background required for the position and internal equity considerations among the Company’s senior officer positions.

The Committee determined that 50% of the potential value of each long-term incentive award would be granted as restricted Common Stock under the Company’s 2015 Long Term Incentive Plan and 50% would be granted as Performance Units under the Company’s 2015 Cash Incentive Performance Unit Plan. These values are set out in the above table. The Committee made this determination in order to create incentives for its Named Executive Officers to focus on increasing the price of the Common Stock, both in absolute terms through the restricted Common Stock awards, and in relative terms through the Performance Units whose value is tied to the Common Stock’s relative performance as compared to the Russell 2000® Index. Further information on the 2015 restricted Common Stock awards and 2015 Performance Unit awards is set forth below.

(i)	2015 Restricted Stock Awards

In February 2015, the Committee granted the following amount of shares of restricted Common Stock to the Named Executive Officers:

Executive Officer	Title	Number of Shares of Common Stock	Fair Market Value of Restricted Stock Awards on Date of Grant
Bret D. Scholtes	President and Chief Executive Officer	27,676	$302,500
Andrew C. Johannesen	Executive Vice President and Chief Financial Officer	11,893	$130,000
John D. Held	Executive Vice President, General Counsel and Secretary	11,893	$130,000
Dr. Mark E. Griffin	President – Animal Nutrition	11,893	$130,000
Montgomery C. Deihl	Vice President – Operations	6,175	$67,500

If the Named Executive Officer remains employed by the Company through the applicable vesting date, these shares will vest in one third increments on each anniversary of the date of grant. The value of the shares on date of grant was $10.93 per share, which was the Fair Market Value (as defined in the 2006 Incentive Plan) of the shares on the date of grant.

In determining the above restricted Common Stock awards to the Named Executive Officers, the Committee utilized its long-term incentive targets (as a percentage of base salary) to derive a potential equity award value for each Named Executive Officer. The Committee then allocated 50% of that award value as restricted Common Stock under the Company’s 2006 Incentive Plan.

(ii)	2015 Performance Unit Awards

In February 2015, the Committee approved the Omega Protein Corporation 2015 Cash Incentive Performance Unit Plan (the “2015 Performance Unit Plan”). The Committee believes that the 2015 Performance Unit Plan will enable the Company to continue to attract and retain the services of employees through competitive incentive compensation opportunities that enable them to share in the long-term growth and success of the Company. The long-term performance related incentives encourage commitment and motivate superior performance by providing employees with a program that strongly aligns their personal interests to those of the Company’s stockholders.

In February 2015, the Committee granted the following amount of 2015 Performance Units under the 2015 Performance Unit Plan to the Named Executive Officers:

Executive Officer	Title	Number of 2015 Performance Units	Value of 2015 Performance Units if Threshold Goal is Achieved Each Year	Value of 2015 Performance Units if Target Goal is Achieved Each Year	Value of 2015 Performance Units if Maximum Goal is Achieved Each Year
Bret D. Scholtes	President and Chief Executive Officer	302,500	$151,250	$302,500	$605,000
Andrew C. Johannesen	Executive Vice President and Chief Financial Officer	130,000	$65,000	$130,000	$260,000
John D. Held	Executive Vice President, General Counsel and Secretary	130,000	$65,000	$130,000	$260,000
Dr. Mark E. Griffin	President – Animal Nutrition	130,000	$65,000	$130,000	$260,000
Montgomery C. Deihl	Vice President – Operations	67,500	$33,750	$67,500	$135,000

In determining the number of 2015 Performance Units granted to the Named Executive Officers, the Committee utilized its long-term incentive targets (as a percentage of base salary) to derive a potential equity award value for each Named Executive Officer. The Committee then allocated of 50% of that award value as 2015 Performance Units under the 2015 Performance Unit Plan, using the Target goal of $1.00 per 2015 Performance Unit as the assumed payout level. (The grant date actual fair value of the 2015 Performance Units was calculated in accordance with FASB ASC Topic 718 to be $0.99 per 2015 Performance Unit; that amount is less than the notional $1.00 value utilized by the Committee.)

The 2015 Performance Units are settled in cash, the amount of which will be determined by reference to the performance of the Common Stock during the relevant performance period compared to the performance of the Russell 2000® Index during that same period. The value of the 2015 Performance Units will be measured based on the Company’s relative performance in each of the three following periods: (i) January 1, 2015 to December 31, 2015, (ii) January 1, 2016 to December 31, 2016, and (iii) January 1, 2017 to December 31, 2017. The payout value for one third of the 2015 Performance Units granted to an employee is determined at the end of each calendar year of the performance period based on the Total Shareholder Return (“TSR”) of the Company compared to the TSR of the Russell 2000® Index. At the end of each calendar year in the performance period, subject to review and certification of results by the Committee, the employee will accrue a cash award based on the payout value of his or her 2015 Performance Units for such calendar year. Accrued cash awards for all three years will be paid after December 31, 2017.

The comparison of the Company’s TSR to the Russell 2000® Index TSR will generate a percentage that will relate to one of four quartiles: (i) less than 25%, (ii) 25% up to 50%, (iii) 50% up to 75%, and (iv) greater than 75%.

That quartile will determine the value of a 2015 Performance Unit for a given calendar year as set forth below:

	Company Ranking as Compared to Russell 2000®	Value of a 2015 Performance Unit
Maximum	75th % Quartile	$2.00
Target	50th % Quartile	$1.00
Threshold	25th % Quartile	$0.50
Below Threshold	< 25th % Quartile	$0

Values between quartiles will be interpolated, unless the Company’s TSR is below the 25th quartile, in which case no payment would be accrued, or unless the Company’s TSR is above the 75th quartile, in which case the value of the 2015 Performance Unit is capped at $2.00. In the event that the Company’s TSR is negative during the performance measurement period, the maximum value of the 2015 Performance Unit for that period would be capped at $1.00.

TSR for the Company is calculated with respect to each performance period by dividing (a) the average closing price of the Common Stock for the last 25 trading days of the applicable performance period, less the average closing price of the Common Stock for the 25 trading days immediately preceding the performance period, by (b) the average closing price of the Common Stock for the 25 trading days immediately preceding the performance period. TSR is calculated with respect to each performance period for the companies in the Russell 2000® Index on the same basis as TSR is calculated for the Company.

B. 2016 Equity Incentives

Under the Company’s long-term incentive program, long-term equity awards to executive officers are generally made annually and based on metrics designed to align the interests of the executives with increasing stockholder value. The Committee adopted the following targets (as a percentage of 2015 base salary) for the value of long-term incentive equity awards granted in March 2016 to its Named Executive Officers:

Executive Officer	Title	Long-Term 2016 Equity Incentive Target as a Percentage of 2015 Base Salary Base Salary	Value of 2016 Long-Term Equity Incentive Awards	Value of 2016 Restricted Stock Awards	Value of 2016 Performance Units
Bret D. Scholtes	President and Chief Executive Officer	120%	$660,000	$330,000	$330,000
Andrew C. Johannesen	Executive Vice President and Chief Financial Officer	80%	$272,000	$136,000	$136,000
John D. Held	Executive Vice President, General Counsel and Secretary	80%	$260,000	$130,000	$130,000
Dr. Mark E. Griffin	President – Animal Nutrition	80%	$260,000	$130,000	$130,000
Montgomery C. Deihl	Vice President – Operations	60%	$165,000	$82,500	$82,500

In setting the above Long-Term Incentive Targets, the Committee considered the Company’s compensation strategy, the market data provided by FWC, the importance of the position, the skills and background required for the position and internal equity considerations among Company’s senior officer positions.

The Committee determined that 50% of the potential value of each long-term incentive award would be payable as restricted Common Stock under the Company’s 2015 Incentive Plan and 50% would be payable as Performance Units under the Company’s 2015 Cash Incentive Performance Unit Plan. These values are set out in the above table. The Committee made this determination in order to create incentives for its Named Executive Officers to focus on increasing the price of the Common Stock, both in absolute terms through the restricted Common Stock awards, and in relative terms through the Performance Units whose value is tied to the Common Stock’s relative performance as compared to the Russell 2000® Index. Further information on the 2016 restricted stock awards and the 2016 Performance Units is set forth below.

(i)	2016 Restricted Stock Awards.

In March 2016, the Board approved, based on the Committee’s recommendations and after consultations with the Committee, the grant of the following amount of shares of restricted Common Stock to the Named Executive Officers:

Executive Officer	Title	Number of Shares of Common Stock	Fair Market Value of 2016 Restricted Stock Awards on Date of Grant
Bret D. Scholtes	President and Chief Executive Officer	15,965	$330,000
Andrew C. Johannesen	Executive Vice President and Chief Financial Officer	6,579	$136,000
John D. Held	Executive Vice President, General Counsel and Secretary	6,289	$130,000
Dr. Mark E. Griffin	President – Animal Nutrition	6,289	$130,000
Montgomery C. Deihl	Vice President – Operations	3,991	$82,500

If the Named Executive Officer remains employed by the Company through the applicable vesting date, these shares will vest in one third increments on each anniversary of the date of grant. The value of the shares on date of grant was $20.67 per share, which was the Fair Market Value (as defined in the 2015 Incentive Plan) of the shares on the date of grant.

In determining the above restricted Common Stock awards to the Named Executive Officers, the Committee utilized its long-term incentive targets (as a percentage of base salary) to derive a potential equity award value for each Named Executive Officer. The Committee then allocated 50% of that award value as restricted Common Stock under the Company’s 2015 Incentive Plan.

(ii)	2016 Performance Unit Awards.

In March 2016, the Board approved, based on the Committee’s recommendations and after consultations with the Committee, the Omega Protein Corporation 2016 Cash Incentive Performance Unit Plan (the “2016 Performance Unit Plan”). The 2016 Performance Unit Plan was approved in accordance with and pursuant to the 2015 Incentive Plan. The Committee believes that the 2016 Performance Unit Plan will enable the Company to obtain and retain the services of employees by encouraging their commitment, motivating their superior performance by means of long-term performance related incentives, encouraging and providing them with a program that links and aligns their personal interests to those of the Company’s stockholders, attracting and retaining them by providing competitive incentive compensation opportunities, and enabling them to share in the long-term growth and success of the Company.

In March 2016, the Board approved, based on the Committee’s recommendations and after consultations with the Committee, the grant of the following amount of 2016 Performance Units under the 2016 Performance Unit Plan to the Named Executive Officers:

Executive Officer	Title	Number of 2016 Performance Units	Value of 2016 Performance Units if Threshold Goal is Achieved Each Year	Value of 2016 Performance Units if Target Goal is Achieved Each Year	Value of 2016 Performance Units if Maximum Goal is Achieved Each Year
Bret D. Scholtes	President and Chief Executive Officer	330,000	$165,000	$330,000	$660,000
Andrew C. Johannesen	Executive Vice President and Chief Financial Officer	136,000	$68,000	$136,000	$272,000
John D. Held	Executive Vice President, General Counsel and Secretary	130,000	$65,000	$130,000	$260,000
Dr. Mark E. Griffin	President – Animal Nutrition	130,000	$65,000	$130,000	$260,000
Montgomery C. Deihl	Vice President – Operations	82,500	$41,250	$82,500	$165,000

In determining the number of 2016 Performance Units granted to the Named Executive Officers, the Committee utilized its long-term incentive targets (as a percentage of base salary) to derive a potential equity award value for each Named Executive Officer. The Committee then allocated of 50% of that award value as 2016 Performance Units under the 2016 Performance Unit Plan, using the Target goal of $1.00 per 2016 Performance Unit as the assumed payout level.

The 2016 Performance Units are settled in cash, the amount of which will be determined by reference to the performance of the Common Stock during the relevant performance period compared to the performance of the Russell 2000® Index during that same period. The value of the 2016 Performance Units will be measured based on the Company’s relative performance in each of the three following periods: (i) January 1, 2016 to December 31, 2016, (ii) January 1, 2017 to December 31, 2017, and (iii) January 1, 2018 to December 31, 2018. The payout value of one third of the 2016 Performance Units granted to an employee is determined at the end of each calendar year of the performance period based on the Total Shareholder Return (“TSR”) of the Company compared to the TSR of the Russell 2000® Index. At the end of each calendar year in the performance period, subject to review and certification of results by the Committee, the employee will accrue a cash award based on the payout value of his or her 2016 Performance Units for such calendar year. Accrued cash awards for all three years will be paid after December 31, 2018.

The comparison of the Company’s TSR to the Russell 2000® Index TSR will generate a percentage that will relate to one of four quartiles: (i) less than 25%, (ii) 25% up to 50%, (iii) 50% up to 75%, and (iv) greater than 75%.

That quartile will determine the value of a 2016 Performance Unit for a calendar year as set forth below:

	Company Ranking as Compared to Russell 2000®	Value of a 2016 Performance Unit
Maximum	75th % Quartile	$2.00
Target	50th % Quartile	$1.00
Threshold	25th % Quartile	$0.50
Below Threshold	< 25th % Quartile	$0

Values between quartiles will be interpolated, unless the Company’s TSR is below the 25th quartile, in which case no payment would be accrued, or unless the Company’s TSR is above the 75th quartile, in which case the value of the 2016 Performance Unit is capped at $2.00. In the event that the Company’s TSR is negative during the performance measurement period, the maximum value of the 2016 Performance Unit for that period would be capped at $1.00.

TSR for the Company is calculated with respect to each performance period by dividing (a) the average closing price of the Common Stock for the last 25 trading days of the applicable performance period, less the average closing price of the Common Stock for the 25 trading days immediately preceding the performance period, by (b) the average closing price of the Common Stock for the 25 trading days immediately preceding the performance period. TSR is calculated with respect to each performance period for the companies in the Russell 2000® Index on the same basis as TSR is calculated for the Company.

4. Perquisites and Benefit Programs. We provide certain perquisites and benefit programs to our senior management to allow them to focus on Company matters and because many other companies with which we compete for executive talent provide similar arrangements. Our perquisite and benefit programs are discussed generally below.

Benefit Programs. We offer health, welfare and retirement programs to all eligible employees. The Named Executive Officers are eligible to participate in these benefit programs on the same basis as all employees generally. Our health and welfare programs include medical, pharmacy, dental, vision, life insurance and disability insurance. We also provide an executive medical plan to each qualifying Named Executive Officer and other qualifying executive officers, which reimburses that officer for certain medical, pharmacy, dental and vision expenses not fully reimbursed by our general benefit plans.

We offer a 401(k) retirement plan that is intended to supplement the employee’s personal savings and social security. All of our employees are generally eligible to participate in the 401(k) plan and the Named Executive Officers participate on the same basis as all of our employees. At our discretion, we may make a matching contribution to each participating employee’s 401(k) account and we did so in 2015. We froze our pension plan in 2002 and accordingly, our employees, including the Named Executive Officers, no longer receive any additional years of service credit under this pension plan.

We do not provide any of our executive officers or directors with any reimbursements for country club or golf club memberships, private aircraft use, personal financial or tax advice, or security expenses. We provide an annual car allowance of $12,000 to each of the Named Executive Officers.

Employment and Indemnification Agreements. We have entered into employment agreements with the Named Executive Officers pursuant to which the officer will be entitled to receive severance benefits upon certain defined termination events, including upon the occurrence of certain enumerated events following a change of control or in some cases, a change of control only. The events that trigger payments following a change of control are generally those related to termination of employment without cause or detrimental changes in the executive’s terms and conditions of employment within a certain period following a change of control. In the case of a termination event being the result of a change of control only, an executive is permitted to continue to provide services to the Company in any amount and for as long as needed after the receipt of severance benefits and allows the severance benefits to comply with Section 409A of the Internal Revenue Code. In general, we believe these agreements will assure executives of fair treatment following a change of control, and assist in promoting continuity of senior management and retaining key talent during uncertain times. These agreements are intended to ensure the full attention of the executive is devoted to the Company’s business and interests of its stockholders, free from any distractions caused by personal job-related uncertainties relating to termination or a pending or threatened change of control. Information regarding the specific payments that are applicable to each termination event, as well as the effect on unvested equity awards, is provided in “—Executive Compensation – Potential Payments Upon Termination or Change of Control.”

We have entered into indemnification agreements with each of our directors and Named Executive Officers. These indemnification agreements provide for the Company to, among other things, indemnify such persons against certain liabilities that may arise by reason of their status or service as directors or officers, and advance their expenses incurred as a result of a proceeding as to which they may be indemnified. These indemnification agreements are intended to provide indemnification rights to the fullest extent permitted under applicable Nevada law and are in addition to any other rights the indemnitee may have under the Company’s Articles of Incorporation, Bylaws or applicable law. We believe these indemnification agreements enhance our ability to attract and retain knowledgeable and experienced officers and directors. We also cover our directors and officers under directors’ and officers’ liability insurance policies.

Other Policies

Except as described above under “Elements of Executive Compensation,” the Committee has not adopted any formal policies mandating a specific allocation of (i) long-term compensation and current compensation, (ii) cash compensation and non-cash compensation, and (iii) different types of long-term compensation, because in each case, the Committee desires to maintain maximum flexibility when making its compensation determinations. The Committee has not adopted an express “clawback” policy which would allow the Company to recoup paid compensation from designated officers in the event of a financial restatement. The Committee has deferred taking action on a clawback policy until such time as the regulations are issued pursuant to Section 954 of the Dodd-Frank Wall Street Reform and Consumer Protection Act in order to ensure that our policy will fully comply with these regulations.

The Committee has adopted a general policy that short-term incentive cash awards for Named Executive Officers and other senior management for a particular fiscal year will be approved in the first quarter immediately following that fiscal year, so that the audit of the Company’s financial statements will be in the latter stages of completion when those awards are approved. The Committee does not coordinate the timing of equity-related awards with the release of any Company material non-public information or the filing of any Company SEC reports.

Stock Ownership Requirements. The Board has adopted stock ownership requirements for senior management and independent directors because it believes these executives will more effectively pursue the long-term interests of stockholders if they are stockholders themselves. The following table provides the Company’s current share ownership requirements, by position:

Leadership Position	Value of Shares
Independent Board Member	3x annual retainer
Chief Executive Officer	3x base salary
Executive Vice Presidents, Senior Vice Presidents and Presidents of Divisions	2x base salary
Vice Presidents and other key employees (as designated from time to time by the Chief Executive Officer)	1x base salary

The Corporate Governance and Nominating Committee will review annually the stock ownership requirements and where executives stand against their respective requirements. Once an executive becomes subject to the stock ownership requirements, he or she has five years to satisfy the requirements. A three-year period to comply restarts when an executive is promoted to a higher ownership requirement or receives an increase in base salary or Board retainer fees, as applicable.

Securities Trading Policy

Other than the Company’s securities trading policy, the Company does not have any formal policies regarding hedging the economic risk of equity or security ownership in the Company. The Company’s securities trading policy prohibits Company officers and key employees from short-term trading in the Company’s securities, conducting any short sales in the Company’s securities, or trading in Company common stock options that are traded on any stock exchange.

The Role of Internal Equity

In setting total compensation, the Committee considered internal equity considerations regarding the CEO and Named Executive Officers but does not have a specific formula for determining the relationship between CEO and Named Executive Officer pay.

Process and Procedures for Determining Executive Compensation Programs

Guided by the executive compensation principal objectives described above, the Committee approves the structure of the executive compensation program for our NEOS. The following describes the roles of the key participants in the process.

Role of the Committee

Our executive compensation program is subject to the oversight of the Committee. The Committee operates under a written charter adopted by the Board of Directors. To fulfill its responsibilities, the Committee:

1.     Provides direction to the Company in connection with executive compensation and benefits for the executive team.

2.     Reviews and approves corporate goals and individual performance relevant to the compensation of the CEO.

3.     Evaluates the CEO’s performance and achievement of corporate goals, either as a committee or together with other independent directors, and makes recommendations to the Board on the CEO’s compensation level based on such evaluation.

4.     After considering the recommendations of the CEO, reviews the compensation structure and makes recommendations to the Board on the compensation of Section 16 executive officers of the Company, as well as any other senior employees who may be designated by the Committee.

5.     Approves, on behalf of the Board, or at the Committee’s option, recommends to the Board, employment agreements or similar arrangements, or amendments to existing employment agreements or similar arrangements, for officers or other key employees of the Company.

6.     Evaluates and makes recommendations to the Board with respect to the adoption, substantive modification, or termination of any benefit plan of the Company.

7.     Administers any incentive or equity-based compensation plans approved by the Board in accordance with the responsibilities assigned to the Committee under those plans.

8.     Makes recommendations to the Board on the compensation of the Company’s independent directors for the Board’s review and approval.

9.     Ensures that the Company’s shareholders are given the opportunity to vote on equity-compensation plans, as may be required by law and the listing standards of the NYSE.

10.     Reviews and recommends to the Board how frequently the Company should permit shareholders to have an advisory vote on the Company’s executive compensation (“say-on-pay”), after taking into account the historical results of shareholder advisory votes on frequency of say-on-pay resolutions at the Company.

11.     Following each shareholder meeting at which say-on-pay resolutions are proposed for a shareholder advisory vote, reviews the results of the advisory vote and considers whether to make any adjustments to the Company’s executive compensation policies and practices.

The Committee may delegate authority to individuals or Board committees or subcommittees when it deems appropriate, subject to the restrictions of any incentive plan or plans, provided that any Board committees or subcommittees are composed entirely of independent directors.

Role of the Company’s Executive Officers

The Committee has delegated to the CEO the authority to approve changes in base salary and to determine annual cash awards for any Company employee who is not a Company executive officer. The Committee delegated this authority because it believes that the CEO is in an inherently better position than the Committee to assess the subjective and objective performance of Company employees at less senior levels.

Role of Independent Consultants

To assist with the formulation of the Company’s compensation program, the Committee retained FWC as its independent compensation consultant. FWC reports directly to, and takes its direction from, the Committee. However, the Committee does not specifically direct FWC on how to perform its scope of services.

FWC has assisted the Committee with:

●	providing updates on relevant trends and developments in executive and director compensation;
●	assessing the Company’s peer group and the competitiveness of pay levels and practices;
●	evaluating the competitiveness and appropriateness of the Company’s incentive plans;
●	assisting in the design of new incentive plans;
●	reviewing the compensation of non-employee Directors; and
●	reviewing information to be included in the compensation sections of our proxy statement.

The Committee reviewed the independence of FWC based on the NYSE rules for independence and determined that there is no conflict of interest resulting in the Committee’s retention of FWC.

Tax Considerations

Section 162(m) of the Internal Revenue Code places a limit of $1,000,000 per person on the amount of compensation that may be deducted by the Company in any one fiscal year with respect to each of the Named Executive Officers. This deduction limitation, however, does not apply to certain qualifying “performance based” compensation. The Committee is aware of this provision but it is possible that the Committee may approve compensation that does not meet the applicable requirements in order to ensure competitive levels of compensation for its executive officers.

Advisory Stockholder Vote on Executive Compensation

At our 2015 Annual Stockholders Meeting, we conducted an advisory vote on the compensation of our Named Executive Officers (the “say-on-pay”). Although the advisory stockholder vote on the “say-on-pay” proposal was non-binding, the Committee has considered, and is likely to continue to consider in the future, the outcome of that vote when making future compensation decisions for the Named Executive Officers. At our 2015 Annual Meeting of Stockholders, approximately 84.7% of the stockholders who voted on the “say-on-pay” proposal approved the compensation of our Named Executive Officers, while approximately 14.9% voted against the proposal and approximately 0.4% abstained on voting on the proposal. Based on those results, the Committee believes that the Company’s compensation philosophy and the compensation paid to the Named Executive Officers are supported by our stockholders.

Compensation Committee Report

The Committee has reviewed and discussed the preceding Compensation Discussion and Analysis with management and, based on this review and discussion, has recommended to the Board of Directors that this Compensation Discussion and Analysis be included in the Company’s proxy statement for the 2016 annual meeting of stockholders or the Company’s Annual Report on Form 10-K/A for filing with the SEC.

Dated: March 28, 2016	Respectfully submitted,

Dr. Gary L. Allee (Chairman)
David W. Wehlmann
Stephen C. Bryan

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee consists of Dr. Allee (Chairman), Mr. Wehlmann and Mr. Bryan. None of Dr. Allee, Mr. Wehlmann or Mr. Bryan had any relationships or transactions with the Company or its subsidiaries required to be disclosed pursuant to Item 407(e)(4) of Regulation S-K under the Exchange Act.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth for the fiscal years ended December 31, 2015, 2014 and 2013 the annual compensation for the Company’s Principal Executive Officer, Principal Financial Officer and its other three most highly compensated executive officers in 2015 (collectively, the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE FOR THE

FISCAL YEARS ENDED DECEMBER 31, 2015, 2014, AND 2013

Name and Principal Position	Year	Salary	Bonus	Stock Awards(1)	Option Awards	Non-Equity Incentive Plan Compensation		Change in Pension Value and Non- qualified Deferred Compensation Earnings(2)	All Other Compensation		Total ($)
Bret D. Scholtes	2015	$550,000	0	$601,975	0	$736,505	(3)	0	$57,561	(6)	$1,946,041
President and	2014	$550,000	0	$526,400	0	$577,498	(4)	0	$27,015		$1,680,913
Chief Executive	2013	$450,000	0	$0	0	$675,000	(5)	0	$20,552		$1,145,552
Officer

Andrew C. Johannesen	2015	$337,500	0	$258,700	0	$315,221	(3)	0	$23,636	(7)	$935,057
Executive Vice	2014	$325,000	0	$244,400	0	$280,313	(4)	0	$23,599		$873,312
President and	2013	$325,000	0	$0	0	$378,000	(5)	0	$17,941		$720,941
Chief Financial
Officer

John D. Held	2015	$325,000	0	$258,700	0	$327,343	(3)	$660	$39,911	(8)	$951,614
Executive Vice	2014	$325,000	0	$225,600	0	$268,125	(4)	$5,164	$33,292		$857,181
President,	2013	$300,000	0	$0	0	$348,000	(5)	0	$32,140		$680,141
General Counsel
and Secretary

Dr. Mark E. Griffin	2015	$325,000	0	$258,700	0	$338,343	(3)	0	$55,122	(9)	$977,165
President – Animal	2014	$325,000	0	$225,600	0	$268,125	(4)	0	$33,983		$852,708
Nutrition Division	2013	$300,000	0	$0	0	$348,000	(5)	0	$19,582		$667,582

Montgomery C. Deihl	2015	$266,667	0	$134,325	0	$194,976	(3)	0	$35,363	(10)	$631,331
Vice President –	2014	$225,000	0	$112,800	0	$204,806	(4)	0	$12,810		$555,415
Operations	2015	$200,000	0	$0	0	$170,000	(5)	0	$11,021		$381,021

(1)

For 2015, the amounts in the column labeled “Stock Awards” consist of two components: (i) the value of restricted Common Stock under the Company’s 2006 Long-Term Incentive Plan (“2006 Incentive Plan”), and (ii) the value of 2015 Performance Units under the Company’s 2015 Cash Incentive Performance Unit Plan (“2015 Performance Unit Plan”), in each case, granted in 2015. The values reported in the table above with respect to the two components are broken down as follows:

Officer	Aggregate Value of Restricted Common Stock and Performance Units (reported in Stock Awards column above)	Value of Restricted Common Stock Award	Value of 2015 Performance Units
Bret D. Scholtes	$601,975	$302,500	$299,475
Andrew C. Johannesen	$258,700	$130,000	$128,700
Dr. Mark E. Griffin	$258,700	$130,000	$128,700
John D. Held	$258,700	$130,000	$128,700
Montgomery C. Deihl	$134,325	$67,500	$66,825

The values of the restricted Common Stock awards reflect the aggregate grant date fair value computed in accordance with FASB ASC Table 718 and are based on the Fair Market Value (defined in the Company’s 2006 Incentive Plan as the average of the high and the low trading prices of the Common Stock reported on the NYSE on the date of grant) of the Common Stock on the date of grant.

The value of the 2015 Performance Units was calculated at approximately $0.99 per 2015 Performance Unit as of the date of grant. This amount does not reflect an amount that the Named Executive Officer received or is entitled to receive. Rather, as required by applicable SEC rules, this amount reflects the aggregate grant date fair value of the 2015 Performance Units granted to the Named Executive Officer in 2015 and computed in accordance with FASB ASC Topic 718 based on the probable outcome with respect to the TSR performance goal applicable to the 2015 Performance Units for the entire performance period. The aggregate grant date fair value of the 2015 Performance Units will likely vary from the actual amount that the Named Executive Officer receives based on stock price fluctuations of the Common Stock and the Russell 2000® Index.

The value of each 2015 Performance Unit on the date of grant was established as follows:

The Company utilized a probabilistic approach for calculating an estimate of the fair value of the 2015 Performance Unit grants following the valuation principles of FASB ASC Topic 718. Monte-Carlo simulation is a generally accepted statistical technique used, in this instance, to simulate a range of possible future stock prices for the Company and the components of the Russell 2000® Index. The Company’s method used a geometric Brownian motion within a risk-neutral framework to model future stock price movements based upon the risk-free rate of return, the volatility of each entity, and correlation of each entity to the Russell 2000® Index. The ending payout was then discounted, with the risk free rate of return, to the grant date to determine the grant date fair value.

In connection with its analysis, the Company made the following assumptions:

Common Stock Price of $10.89 – Based upon the closing price Common Stock price on February 26, 2015, the date of grant for the 2015 Performance Units.

Expected Volatilities – The Company used the historical volatilities over the most recent 2.84-year period for the components of the Russell 2000® Index. The Company chose 2.84 years to be commensurate with the remaining performance period stipulated by the 2015 Performance Units.

Correlation Coefficients – The Company calculated the correlation coefficients based upon the price data used to calculate the historical volatilities.

Risk-Free Rate of Interest of 0.98% – The Company used a risk-free rate of interest that is equal to the yield, as of the measurement date, of the zero-coupon U.S. Treasury bill that is commensurate with the 2.84 year performance measurement period for the 2015 Performance Units.

Dividends – Because the 2015 Performance Units stipulate that the awards are based upon the total stockholder return of the Company and the components of the Russell 2000® Index, the Company modeled such that any dividends get reinvested in the issuing entity on a continuous basis.

Beginning Average Price of $9.74 (for calculating Total Stockholder Return) – For this purpose, the beginning stock price was calculated as the average closing Common Stock price for the 25 trading-day period prior to January 1, 2015, the commencement date of the first performance period for the 2015 Performance Units.

In considering the grant of the 2015 Performance Units, the Compensation Committee utilized a notional value of $1.00 per 2015 Performance Unit which was the Target Goal assumed payout level for each 2015 Performance Unit. See “—Compensation Discussion and Analysis for the Year Ended December 31, 2015 – Elements of Executive Compensation – 3. Long-Term Incentive Awards – A. 2014 Equity Incentives – 2. 2015 Performance Unit Awards” for more information on the 2015 Performance Units.

If the Company achieves the highest level of performance with respect to the TSR performance goal applicable to the 2015 Performance Units for the entire performance period, the grant date fair value of the 2015 Performance Units would be as follows: Mr. Scholtes - $605,000, Mr. Johannesen - $260,000, Mr. Griffin - $260,000, Mr. Held - $260,000 and Mr. Deihl - $135,000.

(2)

The Named Executive Officers had no deferred compensation earnings in 2013, 2014 or 2015. The amounts in the column represent the increase in the present value of the officer’s accumulated benefit in the Company’s pension plan as of December 31 of the year reported compared to that same value on December 31 of the prior year, calculated pursuant to FASB Accounting Standards Certification Topic 715-30-20 for financial reporting purposes. In 2013, the calculation for Mr. Held’s pension benefit resulted in a decrease in present value for that year, and the resulting negative number ($3,191) has been omitted from the table. For more information on the calculation methodology, see “—Pension Plan Benefits for Fiscal Year Ended December 31, 2015.”

(3)	Represents cash awards paid in March 2016 as short-term incentive awards relating to performance in 2015.

(4)	Represents cash awards paid in February 2015 as short-term incentive awards relating to performance in 2014.

(5)	Represents cash awards paid in February 2014 as short-term incentive awards relating to performance in 2013.

(6)

The reported amount represents (i) $450 for taxable income attributable to Mr. Scholtes due to the Company’s payment on his behalf of life insurance premiums relating to policy face amounts in excess of $50,000, (ii) $10,600 for Company matching contributions in 2015 to Mr. Scholtes’ 401(k) plan account, (iii) $21,175 for Company reimbursed travel expenses for Mr. Scholtes’ spouse accompanying him on Company business trips, including reimbursement for federal income taxes attributable to such reimbursements, (iv) $13,336 for reimbursements under the Company’s executive medical plan for the 2015 plan year, and (v) $12,000 for a car allowance.

(7)

The reported amount represents (i) $450 for taxable income attributable to Mr. Johannesen due to the Company’s payment on his behalf of life insurance premiums relating to policy face amounts in excess of $50,000, (ii) $10,600 for Company matching contributions in 2015 to Mr. Johannesen’s 401(k) plan account, (iii) $586 for Company reimbursed travel expenses for Mr. Johannesen’s spouse accompanying him on Company business trips, including reimbursement for federal income taxes attributable to such reimbursement, and (iv) $12,000 for a car allowance.

(8)

The reported amount represents (i) $690 for taxable income attributable to Mr. Held due to the Company’s payment on his behalf of life insurance premiums relating to policy face amounts in excess of $50,000, (ii) $10,600 for Company matching contributions in 2015 to Mr. Held’s 401(k) plan account, (iii) $1,129 for Company reimbursed travel expenses for Mr. Held’s partner accompanying him on Company business trips, including reimbursement for federal income taxes attributable to such reimbursements, (iv) $15,492 for reimbursements under the Company’s executive medical plan for the 2015 plan year, and (v) $12,000 for a car allowance.

(9)

The reported amount represents (i) $450 for taxable income attributable to Dr. Griffin due to the Company’s payment on his behalf of life insurance premiums relating to policy face amounts in excess of $50,000, (ii) $10,600 for Company matching contributions in 2015 to Dr. Griffin’s 401(k) plan account, (iii) $12,068 for Company reimbursed travel expenses for Dr. Griffin’s spouse accompanying him on Company business trips, including reimbursement for federal income taxes attributable to such reimbursements, (iv) $20,004 for reimbursements under the Company’s executive medical plan for the 2015 plan year, and (v) $12,000 for a car allowance.

(10)

The reported amount represents (i) $690 for taxable income attributable to Mr. Deihl due to the Company’s payment on his behalf of life insurance premiums relating to policy face amounts in excess of $50,000, (ii) $10,600 for Company matching contributions in 2015 to Mr. Deihl’s 401(k) plan account, and (iii) $1,421 for Company reimbursed travel expenses for Mr. Deihl’s spouse accompanying him on Company business trips, including reimbursement for federal income taxes attributable to such reimbursements, (iv) $13,380 for reimbursements under the Company’s executive medical plan for the 2015 plan year, and (v) $9,272 for a car allowance.

Grants of Plan Based Awards

The following table shows grants of plan-based awards relating to 2015 for the Named Executive Officers:

GRANTS OF PLAN-BASED AWARDS

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

		Possible Payouts Under Non-Equity			Estimated Future Payouts Under Equity			All Other Stock Awards: Number Of Shares Of Stock		All Other Option Awards: Number of Securities Underlying	Exercise Or Base Price of Option	Grant Date Fair Value of Stock, Unit or
	Grant	Incentive Plan Awards(1)			Incentive Plan Awards(4)			Or Units		Options	Awards	Option
Name	Date	Threshold	Target	Maximum	Threshold	Target (#)	Maximum	(#)		(#)	($/share)	Awards
Bret D. Scholtes	2/26/15							27,676	(2)	N/A	N/A	$302,500	(3)
President and Chief	2/26/15				—	302,500	—					$299,475	(5)
Executive Officer	3/8/16	$275,000	$550,000	$1,100,000

Andrew C. Johannesen	2/26/15							11,893	(2)	N/A	N/A	$130,000	(3)
Executive Vice	2/26/15				—	130,000	—					$128,700	(5)
President and Chief	3/8/16	$127,500	$255,000	$510,000
Financial Officer

John D. Held	2/26/15							11,893	(2)	N/A	N/A	$130,000	(3)
Executive Vice	2/26/15				—	130,000	—					$128,700	(5)
President, General	3/8/16	$121,875	$243,750	$487,500
Counsel and
Secretary

Dr. Mark E. Griffin	2/26/15							11,893	(2)	N/A	N/A	$130,000	(3)
President –	2/26/15				—	130,000	—					$128,700	(5)
Animal Nutrition Division	3/8/16	$121,875	$243,750	$487,500

Montgomery C. Deihl	2/26/15							6,175	(2)	N/A	N/A	$67,500	(3)
Vice President –	2/26/15				—	67,500	—					$66,825	(5)
Operations	3/8/16	$75,625	$151,250	$302,500

(1)

The amounts shown reflect the possible range of cash payouts under the Company’s short-term incentive program for 2015. See “—Compensation Discussion and Analysis – Elements of Executive Compensation – 2. Short-Term Incentives.” The actual amounts paid to each Named Executive Officer for these 2015 short-term incentive awards were finalized and approved by the Company on March 8, 2016 and are shown as 2015 compensation in the “Summary Compensation Table for the Fiscal Years Ended December 31, 2015, 2014 and 2013” in the column titled “Non-Equity Incentive Plan Compensation.”

(2)	Represents restricted Common Stock awards made in February 2015 as long-term incentive awards, vesting over a three year period.

(3)

The values of the restricted Common Stock awards reflect the aggregate grant date fair value computed in accordance with FASB ASC Table 718 and are based on the Fair Market Value (defined in the Company’s 2006 Incentive Plan as the average of the high and the low trading prices of the Common Stock reported on the NYSE on the date of grant) of the Common Stock on the date of grant.

(4)

The amount shown in the “Target” column represents the number of 2015 Performance Units granted to each Named Executive Officer in February 2015. There is no “threshold” or “maximum” number of 2015 Performance Units that may be earned by a Named Executive Officer. The 2015 Performance Units are subject to a three year performance period, and the payout value for one-third of the 2015 Performance Units is determined for each calendar year in the performance period. Depending on the Company’s level of achievement with respect to the TSR performance goal applicable to the 2015 Performance Units for a given calendar year in the performance period, the payout value for a 2015 Performance Unit could be (a) $0 (assuming a relative TSR below the 25th percentage quartile), (b) $0.50 (assuming a relative TSR at the 25th percentage quartile), (c) $1.00 (assuming a relative TSR at the 50th percentage quartile) and (d) $2.00 (assuming a relative TSR at the 75th percentage quartile), with the payout value between the foregoing quartiles determined by interpolation between such quartiles.

(5)

The value of the 2015 Performance Units was calculated at approximately $0.99 per 2015 Performance Unit as of the date of grant. This amount does not reflect an amount that the Named Executive Officer received or is entitled to receive. Rather, as required by applicable SEC rules, this amount reflects the aggregate grant date fair value of the 2015 Performance Units granted to the Named Executive Officer in 2015 and computed in accordance with FASB ASC Topic 718 based on the probable outcome with respect to the TSR performance goal applicable to the 2015 Performance Units for the entire performance period. The aggregate grant date fair value of the 2015 Performance Units will likely vary from the actual amount that the Named Executive Officer receives based on stock price fluctuations of the Common Stock and the Russell 2000® Index.

For information on the valuation methodology for the 2015 Performance Units on the date of grant, see the Summary Compensation Table for the Fiscal Years Ended December 31, 2015, 2014 and 2013, Footnote 1.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

See “—Employment and Severance Agreements” and “—Potential Payments Upon Termination or Change of Control” below for the material terms of employment agreements with our Named Executive Officers. See “—Compensation Discussion and Analysis for the Year Ended December 31, 2015” for a discussion of our executive compensation program and policies and other related information. See footnotes to the Summary Compensation Table for narrative with respect to that table.

Outstanding Equity Awards at Fiscal Year End

The following table shows the numbers and values of stock option awards, restricted stock awards and performance unit awards previously granted to the Named Executive Officers that were outstanding on December 31, 2015:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR ENDED DECEMBER 31, 2015

	OPTION AWARDS					STOCK / PERFORMANCE UNIT AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares Or Units Of Stock That Have Not Vested		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Bret D. Scholtes	100,000	0	0	$6.39	4/28/20	45,694	(1)	$1,014,407	(2)
President and Chief	200,000	0	0	$7.07	12/1/20					280,000	(3)	$427,467	(4)
Executive Officer										302,500	(5)	$605,000	(6)

Andrew C.	0	0	0	N/A	N/A	20,258	(7)	$449,728	(2)
Johannesen
Executive Vice										130,000	(3)	$198,467	(4)
President and Chief										130,000	(5)	$260,000	(6)
Financial Officer

John D. Held						19,615	(8)	$435,453	(2)
Executive Vice	0	0	0	N/A	N/A					120,000	(3)	$183,200	(4)
President, General										130,000	(5)	$260,000	(6)
Counsel and
Secretary

Dr. Mark E. Griffin						19,615	(9)	$435,453	(2)
President – Animal	75,000	0	0	$7.07	12/1/20					120,000	(3)	$183,200	(4)
Nutrition Division										130,000	(5)	$260,000	(6)

Montgomery C. Deihl	0	0	0	N/A	N/A	10,036	(10)	$222,799	(2)
Vice President -										$60,000	(3)	$91,600	(4)
Operations										$67,750	(5)	$135,000	(6)

(1)

These 45,694 shares of restricted Common Stock vest as follows: 9,009 shares vested on February 6, 2016, 9,226 shares vested on February 26, 2016, 9,009 shares will vest on February 6, 2017, 9,225 shares will vest on February 26, 2017 and 9,225 shares will vest on February 26, 2018.

(2)	Based on $22.20, the closing price of the Company’s Common Stock on December 31, 2015.

(3)

This number represents the 2014 Performance Units. The performance period for the 2014 Performance Units ends in December 2016 and the 2014 Performance Units are expected to be settled in February 2017.

(4)	The value of the 2014 Performance Units for purposes of the above table was calculated as follows:

Percentage of Total Units Granted	Plan Year	Actual Accrued Amount	Assumed Amount
33⅓%	2014	$0.58
33⅓%	2015	$2.00
33⅓%	2016		$2.00

Pursuant to SEC rules, the assumed amount is based on the next highest performance level that exceeds the previous fiscal year’s performance level.

(5)

This number represents the 2015 Performance Units. The performance period for the 2015 Performance Units ends in December 2017 and the 2015 Performance Units are expected to be settled in February 2018.

(6)	The value of the 2015 Performance Units for purposes of the above table was calculated as follows:

Percentage of Total Units Granted	Plan Year	Actual Accrued Amount	Assumed Amount
33⅓%	2015	$2.00
33⅓%	2016		$2.00
33⅓%	2017		$2.00

Pursuant to SEC rules, the assumed amounts are based on the next highest performance level that exceeds the previous fiscal year’s actual performance level.

For information on the valuation methodology for the 2015 Performance Units on the date of grant, see the Summary Compensation Table for the Fiscal Years Ended December 31, 2015, 2014 and 2013, Footnote 1.

(7)

These 20,258 shares of restricted Common Stock vest as follows: 4,183 shares vested on February 6, 2016, 3,965 shares vested on February 26, 2016, 4,182 shares will vest on February 6, 2017, 3,964 shares will vest on February 26, 2017 and 3,964 shares will vest on February 26, 2018.

(8)

These 19,615 shares of restricted Common Stock vest as follows: 3,861 shares vested on February 6, 2016, 3,965 shares vested on February 26, 2016, 3,861 shares will vest on February 6, 2017, 3,964 shares will vest on February 26, 2017 and 3,964 shares will vest on February 26, 2018.

(9)

These 19,615 shares of restricted Common Stock vest as follows: 3,861 shares vested on February 6, 2016, 3,965 shares vested on February 26, 2016, 3,861 shares will vest on February 6, 2017, 3,964 shares will vest on February 26, 2017 and 3,964 shares will vest on February 26, 2018.

(10)

These 10,036 shares of restricted Common Stock vest as follows: 1,930 shares vested on February 6, 2016, 2,059 shares vested on February 26, 2016, 1,931 shares will vest on February 6, 2017, 2,058 shares will vest on February 26, 2017, and 2,058 shares will vest on February 26, 2018.

Option Exercises and Stock Vested

The following table shows the numbers and values of stock option exercises and vesting of stock awards during the year ended December 31, 2015 by each of the Named Executive Officers:

OPTION EXERCISES AND STOCK VESTED FOR

FISCAL YEAR ENDED DECEMBER 31, 2015

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized On Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized On Vesting ($)(1)
Bret D. Scholtes	0	$0	84,009	$1,529,840
Andrew C. Johannesen	0	$0	39,183	$862,673
John D. Held	125,000	$1,119,793	28,861	$625,896
Dr. Mark E. Griffin	93,334	$1,225,586	38,861	$859,096
Montgomery C. Deihl	0	$0	0	$0

(1)	Based on the closing price of the Company’s Common Stock on the date or dates of vesting for that Named Executive Officer’s restricted Common Stock award.

Employment and Severance Agreements

The Company has entered into an employment agreement effective as of January 1, 2012 with Bret D. Scholtes, the Company’s President and Chief Executive Officer. The employment agreement has no term and may be terminated at any time by either the Company or Mr. Scholtes subject to the provisions of the agreement regarding notice and severance. Upon a termination by the Company for any reason other than for Due Cause (as defined in the employment agreement), death or Disability (as defined in the employment agreement) and provided that Mr. Scholtes delivers an effective release in favor of the Company, Mr. Scholtes is entitled to receive a lump sum payment equal to his annual base salary, payable within five days after the date that such release becomes effective. Upon a termination by the Company for any reason other than Due Cause, death or Disability within twelve months after a Change of Control (as defined in the employment agreement) and provided that Mr. Scholtes delivers an effective release in favor of the Company, Mr. Scholtes is entitled to receive a lump sum payment equal to two times his annual base salary, payable within five days after the date that such release becomes effective.

Mr. Scholtes’ employment agreement contains restrictions on his use of the Company’s confidential information and also provides that Mr. Scholtes will assign to the Company all worldwide rights in any intellectual property that he develops which relates to the business, products or services of the Company. During the term of the agreement, and for the three years following the termination of the employment agreement, Mr. Scholtes may not engage, directly or indirectly, in any business or enterprise which is in competition with the Company anywhere in the world, induce any Company employee to leave his employment with the Company, or solicit any distributor or customer to amend its business relationship with the Company.

The Company has entered into an employment agreement with Andrew C. Johannesen, the Company’s Executive Vice President and Chief Financial Officer (effective as of January 1, 2012), Dr. Mark E. Griffin, the Company’s President — Animal Nutrition Division (effective as of January 1, 2012) and Montgomery C. Deihl, the Company’s Vice President — Operations (effective as of March 10, 2015). The terms of these employment agreements are substantially identical to Mr. Scholtes’ employment agreement, except that upon a termination by the Company for any reason other than Due Cause, death or Disability in either case within twelve months after a Change of Control (as defined in the employment agreement) and provided that the applicable Named Executive Officer delivers an effective release in favor of the Company, such Named Executive Officer is entitled to receive a lump sum payment equal to one-and-a-half times his annual base salary, payable within five days after the date that such release becomes effective.

John D. Held, Executive Vice President, General Counsel and Secretary, has an employment agreement with the Company originally entered into in March 2000 and subsequently amended and restated on December 31, 2007, and amended on December 3, 2008, that provides for a rolling three-year term at any time, and provides that, in the event of termination of Mr. Held’s employment for death, disability or for Cause (as defined in the employment agreement), or if Mr. Held voluntarily terminates his employment other than for Good Reason (as defined in the employment agreement), the Company will pay Mr. Held’s base salary through the termination date. The agreement also provides that (i) in the event of a termination of employment by Mr. Held for Good Reason (as defined in the employment agreement) or by the Company without Cause, or (ii) in the event of a Change of Control of the Company (as defined in the agreement), the Company will pay Mr. Held a lump-sum severance payment equal to 2.99 times the executive’s “base amount” (as defined by Section 280G of the Internal Revenue Code of 1986, as amended (the “Code”)). If the total amount of the severance payment were to be found by the Internal Revenue Service to equal or exceed three times Mr. Held’s “base amount,” as defined by Section 280G of the Code, then Mr. Held could incur an excise tax in connection with such excess parachute payment. If any excise or similar purpose taxes and/or penalties or interest thereon pursuant to Section 4999 of the Code or Section 409A of the Code (or any successor or other comparable federal, state or local tax law) are imposed on Mr. Held’s base salary, severance payments, other incentive or supplemental compensation, benefits, allowances, awards, payments, reimbursements or other perquisites, or other payment in the nature of compensation (whether or not provided for under the agreement), the agreement provides that the Company will reimburse Mr. Held for such taxes, penalties or interest thereon such that Mr. Held is placed in the same after-tax position (including federal, state and local taxes) he would have been in had no such taxes, penalties or interest thereon been incurred. The Company has also agreed to indemnify and hold Mr. Held harmless, on an after-tax basis, from any liabilities (including but not limited to costs and expenses) incurred in connection with the payment described in the preceding sentence.

The agreement contains restrictions on Mr. Held’s use of any Company confidential information. The agreement also provides that Mr. Held will assign to the Company all worldwide rights in any intellectual property that he develops which relates to the business, products or services of the Company. During the term of his agreement, and for the three years following the termination of his agreement, Mr. Held may not engage, directly or indirectly, in any business or enterprise which is in competition with the Company anywhere in the world, induce any Company employee to leave his or her employment with the Company, or solicit any distributor or customer to amend its business relationship with the Company. The agreement also provides for the advancement and reimbursement of Mr. Held’s costs and expenses in conjunction with any disputes relating to the agreement.

Pension Benefits

The Company maintains a defined benefit plan for its employees (the “Pension Plan”). The following table shows information for the Named Executive Officers with respect to the Pension Plan for the fiscal year ended December 31, 2015.

PENSION PLAN BENEFITS FOR FISCAL YEAR ENDED DECEMBER 31, 2015

Name	Number Of Years Credited Service(1)	Present Value of Accumulated Benefit as of December 31, 2015 ($)(2)	Estimated Early Retirement Annual Benefit as of December 31, 2015 ($)	Payments During Last Fiscal Year ($)
Bret D. Scholtes	N/A	0	N/A	0
Andrew C. Johannesen	N/A	0	N/A	0
John D. Held	2.38	$25,028	N/A	0
Dr. Mark E. Griffin	N/A	0	N/A	0
Montgomery C. Deihl	N/A	0	N/A	0

(1)

The number of years of credited service is less than each Named Executive Officer’s actual years of service because the Pension Plan was frozen in 2002 and no further years of service were accrued after that date.

(2)

The present values were calculated using the same interest rate and mortality assumptions as are used for valuations under FASB Accounting Standards Certification Topic 715-30-20 financial reporting purposes. The present values as of December 31, 2015 were determined using: (i) a 3.99% discount rate, and (ii) the Pension Plan’s normal retirement age of 65. The present values reflect postretirement mortality rates based on the RP2014 Blue Collar Healthy Annuiant Mortality Table adjusted with the MP-15 Morality Improvement Scale from 2006. No decrements were included for preretirement termination, mortality or disability.

The supplemental table below shows the estimated annual benefits payable on retirement under the Pension Plan to persons in the specified compensation and years of service classifications. The retirement benefits shown are based on the following assumptions: retirement at age 65, payments of a single-life annuity to the employee (although a participant can select other methods of calculating benefits) to be received under the Pension Plan using current average Social Security wage base amounts, and not subject to any deduction for Social Security or other offset amounts. The retirement benefits listed include both salary and bonus as set forth in the Summary Compensation Table above.

The Pension Plan provides that a participant may elect to take early retirement at age 55, provided that the participant has at least ten years of eligible vesting service under the Pension Plan and that he or she is no longer employed by the Company. The benefit formula for early retirement is 50% of the normal retirement benefits at age 65. No Named Executive Officer is eligible for early retirement under the Pension Plan if his employment with the Company is terminated.

A participant’s benefit is based on the average monthly earnings for the consecutive five-year period during which the participant had his or her highest level of earnings. With certain exceptions, the Code restricts the annual pension that may be paid by an employer from a plan which is qualified under the Code to an aggregate amount of $160,000 (subject to cost of living adjustments). The Code also limits the covered compensation that may be used to determine benefits to $200,000 (subject to cost of living adjustments).

Supplemental Pension Plan Table

	Years of Service
Covered Compensation(1)	15	20	25	30	35
$120,000	$16,730	$22,307	$27,883	$33,460	$39,037
$130,000	$18,380	$24,507	$30,333	$36,760	$42,887
$140,000	$20,030	$26,707	$33,383	$40,060	$46,737
$150,000	$21,680	$28,907	$36,133	$43,360	$50,587
$160,000	$23,330	$31,107	$38,883	$46,660	$54,437
$170,000 and higher	$24,980	$33,307	$41,633	$49,960	$58,287

(1)	Represents the highest average annual earnings during five consecutive calendar years of service.

The Pension Plan has been frozen since 2002 so that all employees on the date of the freeze, including the Named Executive Officers, no longer accrue years of service and new employees after the date of the freeze are not eligible to participate in the Pension Plan. The Company has no policies regarding granting of extra years of service under the Pension Plan because none are expected to be granted due to the Pension Plan having been frozen.

Nonqualified Deferred Compensation

We do not have any plans that provide for the deferral of compensation on a basis that is not tax qualified.

Potential Payments Upon Termination or Change of Control

We have entered into employment or severance agreements that will require us to provide compensation to the Named Executive Officers in the event of a termination of employment or a change of control of the Company. The amount of compensation payable to each such Named Executive Officer in each situation is listed in the tables below, in each case, assuming that the triggering event occurred on December 31, 2015 for all purposes. For a narrative description of the material terms of the Named Executive Officer’s employment agreements and any conditions to the payments upon termination or change of control, see the description under the heading “—Employment and Severance Agreements” above.

The following table describes the potential payments upon termination or a change of control of the Company, in each case, occurring on December 31, 2015, for Bret Scholtes, President and Chief Executive Officer.

Executive Benefits and Payments Upon Termination or Change of Control(1)	Voluntary Termination	Involuntary Not for Cause Termination(2)		For Cause Termination	Involuntary Termination (after a Change of Control)(3)		Death or Disability
Cash Payment	$0	$550,000	(4)	$0	$1,100,000	(4)	$0
Health and Life Insurance	$0	$0		$0	$0		$0
Unvested Stock Options and Restricted Stock Awards (Acceleration of Unvested Awards)	$0	$0		$0	$609,590	(5)	$609,590	(8)
Unvested Deferred 2014 Performance Units	$0	$0		$0	$334,133	(6)	$240,800	(9)
Unvested Deferred 2015 Performance Units	$0	$0		$0	$403,333	(7)	$201,667	(9)
Total:	$0	$550,000		$0	$2,447,056		$1,052,057

(1)	For purposes of this analysis, we assumed Mr. Scholtes’ base salary was his current base salary of $550,000.

(2)	Assumes a termination of employment on December 31, 2015. Mr. Scholtes’ severance for an involuntary not for cause termination is equal to one times his most recent annual base salary.

(3)

Assumes a termination of employment on December 31, 2015. Mr. Scholtes’ severance benefit for an involuntary not for cause termination within 12 months after a Change of Control (as defined in Mr. Scholtes’ employment agreement) is equal to two times his most recent annual base salary.

(4)	Paid in a lump sum five days after the receipt of a duly executed release.

(5)

Under the 2006 Incentive Plan, time-based unvested stock options and restricted Common Stock awards vest in full upon a Change of Control (as defined in the 2006 Incentive Plan). The value shown in the table is equal to the value of any unvested restricted Common Stock awards, assuming that the per share value for unvested Common Stock is $22.20, the closing price of the Company’s common stock on December 31, 2015. Mr. Scholtes has no unvested stock options.

(6)

The 2014 Performance Units provide that upon a Change of Control (as defined in the 2006 Incentive Plan) the 2014 Performance Units that have been earned for completed calendar years of the performance period will be paid at their actual amounts earned for that completed calendar year, and for incomplete calendar years, the earning of the remaining 2014 Performance Units will be accelerated as of the date of the Change in Control and valued at the target value of $1.00 per unit. The value shown in the table for the 2014 Performance Units is equal to (i) for the 2014 performance period, a value of $0.58 per 2014 Performance Unit (which was the actual amount accrued for that 2014 performance period), (ii) for 2015 performance period, a value of $2.00 per 2014 Performance Unit (which was the actual amount accrued for that 2015 performance period), and (iii) for the 2016 performance period, a value of the target value of $1.00 per 2014 Performance Unit.

(7)

The 2015 Performance Units provide that upon a Change of Control (as defined in the 2006 Incentive Plan) the 2015 Performance Units that have been earned for completed calendar years of the performance period will be paid at their actual amounts earned for that completed calendar year, and for incomplete calendar years, the earning of the remaining 2015 Performance Units will be accelerated as of the date of the Change in Control and valued at the target value of $1.00 per unit. The value shown in the table for the 2015 Performance Units is equal to (i) for the 2015 performance period, a value of $2.00 per 2015 Performance Unit (which was the actual amount accrued for that 2015 performance period), and (ii) for the 2016 and 2017 performance periods, a value of the target value of $1.00 per 2015 Performance Unit.

(8)

Restricted stock awards and stock options provide that in the event of death or disability, any restricted stock awards or stock options will become 100% vested on the date of that death or disability. This table assumes a death or disability on December 31, 2015 and utilizes the closing price of the Common Stock on December 31, 2015 of $22.20 per share in calculating the value of any unvested restricted stock awards or stock options.

(9)

The Performance Unit Plans for 2014 and 2015 provide that in the event of death or disability, amounts will be paid for any completed plan year periods prior to such death or disability. This table assumes a death or disability on December 31, 2015 and utilizes the closing price of the Common Stock on December 31, 2015 of $22.20 per share in calculating the value of any unvested restricted stock awards or stock options.

The following table describes the potential payments upon termination or a change of control of the Company, in each case, occurring on December 31, 2015, for Andrew Johannesen, Executive Vice President and Chief Financial Officer.

Executive Benefits and Payments Upon Termination or Change of Control(1)	Voluntary Termination	Involuntary Not for Cause Termination(2)		For Cause Termination	Involuntary Termination (after a Change of Control)(3)		Death or Disability
Cash Payment	$0	$340,000	(4)	$0	$510,000	(4)	$0
Health and Life Insurance	$0	$0		$0	$0		$0
Unvested Stock Options and Restricted Stock Awards (Acceleration of Unvested Awards)	$0	$0		$0	$268,842	(5)	$268,842	(8)
Unvested Deferred 2014 Performance Units	$0	$0		$0	$155,133	(6)	$111,800	(9)
Unvested Deferred 2015 Performance Units	$0	$0		$0	$173,333	(7)	$86,667	(9)
Total:	$0	$340,000		$0	$1,107,308		$467,309

(1)	For purposes of this analysis, we assumed Mr. Johannesen’s base salary was his current base salary of $340,000.

(2)	Assumes a termination of employment on December 31, 2015. Mr. Johannesen’s severance for an involuntary not for cause termination is equal to one times his most recent annual base salary.

(3)

Assumes a termination of employment on December 31, 2015. Mr. Johannesen’s severance benefit for an involuntary not for cause termination within 12 months after a Change of Control (as defined in Mr. Johannesen’s employment agreement) is equal to 1.5 times his most recent annual base salary.

(4)	Paid in a lump sum five days after the receipt of a duly executed release.

(5)

Under the 2006 Incentive Plan, time-based unvested stock options and restricted Common Stock awards vest in full upon a Change of Control (as defined in the 2006 Incentive Plan). The value shown in the table is equal to the value of any unvested restricted Common Stock awards, assuming that the per share value for unvested Common Stock is $22.20, the closing price of the Company’s common stock on December 31, 2015. Mr. Johannesen has no unvested stock options.

(6)

The 2014 Performance Units provide that upon a Change of Control (as defined in the 2006 Incentive Plan) the 2014 Performance Units that have been earned for completed calendar years of the performance period will be paid at their actual amounts earned for that completed calendar year, and for incomplete calendar years, the earning of the remaining 2014 Performance Units will be accelerated as of the date of the Change in Control and valued at the target value of $1.00 per unit. The value shown in the table for the 2014 Performance Units is equal to (i) for the 2014 performance period, a value of $0.58 per 2014 Performance Unit (which was the actual amount accrued for that 2014 performance period), (ii) for 2015 performance period, a value of $2.00 per 2014 Performance Unit (which was the actual amount accrued for that 2015 performance period), and (iii) for the 2016 performance period, a value of the target value of $1.00 per 2014 Performance Unit.

(7)

The 2015 Performance Units provide that upon a Change of Control (as defined in the 2006 Incentive Plan) the 2015 Performance Units that have been earned for completed calendar years of the performance period will be paid at their actual amounts earned for that completed calendar year, and for incomplete calendar years, the earning of the remaining 2015 Performance Units will be accelerated as of the date of the Change in Control and valued at the target value of $1.00 per unit. The value shown in the table for the 2015 Performance Units is equal to (i) for the 2015 performance period, a value of $2.00 per 2015 Performance Unit (which was the actual amount accrued for that 2015 performance period), and (ii) for the 2016 and 2017 performance periods, a value of the target value of $1.00 per 2015 Performance Unit.

(8)

Restricted stock awards and stock options provide that in the event of death or disability, any restricted stock awards or stock options will become 100% vested on the date of that death or disability. This table assumes a death or disability on December 31, 2015 and utilizes the closing price of the Common Stock on December 31, 2015 of $22.20 per share in calculating the value of any unvested restricted stock awards or stock options.

(9)

The Performance Unit Plans for 2014 and 2015 provide that in the event of death or disability, amounts will be paid for any completed plan year periods prior to such death or disability. This table assumes a death or disability on December 31, 2015 and utilizes the closing price of the Common Stock on December 31, 2015 of $22.20 per share in calculating the value of any unvested restricted stock awards or stock options.

The following table describes the potential payments upon a termination of employment or a change of control of the Company, in each case, occurring on December 31, 2015, for John D. Held, Executive Vice President, General Counsel and Secretary.

Executive Benefits and Payments Upon Termination or Change of Control(1)	Voluntary Termination	Involuntary Not for Cause Termination(2)		For Cause Termination	Occurrence of a Change of Control		Death or Disability
Cash Payment	$0	$3,436,828	(3)	$0	$3,436,828	(3)	$0
Health and Life Insurance	$0	$0		$0	$0		$0
Unvested Stock Options and Restricted Stock Awards (Acceleration of Unvested Awards)	$0	$0		$0	$261,716	(4)	$261,716	(7)
Unvested Deferred 2014 Performance Units	$0	$0		$0	$143,200	(5)	$103,200	(8)
Unvested Deferred 2015 Performance Units	$0	$0		$0	$173,333	(6)	$86,667	(8)
Total:	$0	$3,436,828		$0	$4,015,077		$451,583

(1)

Assumes a termination of employment or a Change of Control (as defined in Mr. Held’s employment agreement) of the Company on December 31, 2015. Mr. Held’s severance benefit under an involuntary not for cause or good reason termination or upon the occurrence of a Change of Control is equal to 2.99 times Mr. Held’s “base amount,” defined by Section 280G(b)(3) and 280G(d) of the Code as the average annual compensation payable to and includable in Mr. Held’s gross income from the Company for the most recent prior five taxable years (2010-2014). Amounts reported do not include the value of any tax gross-up that may be provided to Mr. Held pursuant to the terms of his employment agreement in connection with any payment.

(2)

For purposes of this analysis, we assumed Mr. Held’s “base amount,” defined by Section 280G(b)(3) and 280G(d) of the Code was $1,149,441, which was Mr. Held’s average annual compensation payable to Mr. Held and includable in his gross income from the Company for the five year period from 2010 to 2014.

(3)	Paid in a lump sum within three business days after date of termination or a Change of Control.

(4)

Under the 2006 Incentive Plan, time-based unvested stock options and restricted Common Stock awards vest in full upon a Change of Control (as defined in the 2006 Incentive Plan). The value shown in the table is equal to the value of any unvested restricted Common Stock awards, assuming that the per share value for unvested Common Stock is $22.20, the closing price of the Company’s common stock on December 31, 2015. Mr. Held has no unvested stock options.

(5)

The 2014 Performance Units provide that upon a Change of Control (as defined in the 2006 Incentive Plan) the 2014 Performance Units that have been earned for completed calendar years of the performance period will be paid at their actual amounts earned for that completed calendar year, and for incomplete calendar years, the earning of the remaining 2014 Performance Units will be accelerated as of the date of the Change in Control and valued at the target value of $1.00 per unit. The value shown in the table for the 2014 Performance Units is equal to (i) for the 2014 performance period, a value of $0.58 per 2014 Performance Unit (which was the actual amount accrued for that 2014 performance period), (ii) for 2015 performance period, a value of $2.00 per 2014 Performance Unit (which was the actual amount accrued for that 2015 performance period), and (iii) for the 2016 performance period, a value of the target value of $1.00 per 2014 Performance Unit.

(6)

The 2015 Performance Units provide that upon a Change of Control (as defined in the 2006 Incentive Plan) the 2015 Performance Units that have been earned for completed calendar years of the performance period will be paid at their actual amounts earned for that completed calendar year, and for incomplete calendar years, the earning of the remaining 2015 Performance Units will be accelerated as of the date of the Change in Control and valued at the target value of $1.00 per unit. The value shown in the table for the 2015 Performance Units is equal to (i) for the 2015 performance period, a value of $2.00 per 2015 Performance Unit (which was the actual amount accrued for that 2015 performance period), and (ii) for the 2016 and 2017 performance periods, a value of the target value of $1.00 per 2015 Performance Unit.

(7)

Restricted stock awards and stock options provide that in the event of death or disability, any restricted stock awards or stock options will become 100% vested on the date of that death or disability. This table assumes a death or disability on December 31, 2015 and utilizes the closing price of the Common Stock on December 31, 2015 of $22.20 per share in calculating the value of any unvested restricted stock awards or stock options.

(8)

The Performance Unit Plans for 2014 and 2015 provide that in the event of death or disability, amounts will be paid for any completed plan year periods prior to such death or disability. This table assumes a death or disability on December 31, 2015 and utilizes the closing price of the Common Stock on December 31, 2015 of $22.20 per share in calculating the value of any unvested restricted stock awards or stock options.

The following table describes the potential payments upon termination or a change of control of the Company, in each case, occurring on December 31, 2015, for Dr. Mark Griffin, President — Animal Nutrition Division.

Executive Benefits and Payments Upon Termination or Change of Control (1)	Voluntary Termination	Involuntary Not for Cause Termination(2)		For Cause Termination	Involuntary Termination (after a Change of Control)(3)		Death or Disability
Cash Payment	$0	$325,000	(4)	$0	$487,500	(4)	$0
Health and Life Insurance	$0	$0		$0	$0		$0
Unvested Stock Options and Restricted Stock Awards (Acceleration of Unvested Awards)	$0	$0		$0	$261,716	(5)	$261,716	(8)
Unvested Deferred 2014 Performance Units	$0	$0		$0	$143,200	(6)	$103,200	(9)
Unvested Deferred 2015 Performance Units	$0	$0		$0	$173,333	(7)	$86,667	(9)
Total:	$0	$325,000		$0	$1,065,749		$451,583

(1)	For purposes of this analysis, we assumed Dr. Griffin’s current base salary was $325,000.

(2)	Assumes a termination of employment on December 31, 2015. Dr. Griffin’s severance for an involuntary not for cause termination is equal to one times his most recent annual base salary.

(3)

Assumes a termination of employment on December 31, 2015. Dr. Griffin’s severance benefit for an involuntary not for cause termination within 12 months after a Change of Control (as defined in Dr. Griffin’s employment agreement) is equal to 1.5 times his most recent annual base salary.

(4)	Paid in a lump sum five days after the receipt of a duly executed release.

(5)

Under the 2006 Incentive Plan, time-based unvested stock options and restricted Common Stock awards vest in full upon a Change of Control (as defined in the 2006 Incentive Plan). The value shown in the table is equal to the value of any unvested restricted Common Stock awards, assuming that the per share value for unvested Common Stock is $22.20, the closing price of the Company’s common stock on December 31, 2015. Dr.Griffin has no unvested stock options.

(6)

The 2014 Performance Units provide that upon a Change of Control (as defined in the 2006 Incentive Plan) the 2014 Performance Units that have been earned for completed calendar years of the performance period will be paid at their actual amounts earned for that completed calendar year, and for incomplete calendar years, the earning of the remaining 2014 Performance Units will be accelerated as of the date of the Change in Control and valued at the target value of $1.00 per unit. The value shown in the table for the 2014 Performance Units is equal to (i) for the 2014 performance period, a value of $0.58 per 2014 Performance Unit (which was the actual amount accrued for that 2014 performance period), (ii) for 2015 performance period, a value of $2.00 per 2014 Performance Unit (which was the actual amount accrued for that 2015 performance period), and (iii) for the 2016 performance period, a value of the target value of $1.00 per 2014 Performance Unit.

(7)

The 2015 Performance Units provide that upon a Change of Control (as defined in the 2006 Incentive Plan) the 2015 Performance Units that have been earned for completed calendar years of the performance period will be paid at their actual amounts earned for that completed calendar year, and for incomplete calendar years, the earning of the remaining 2015 Performance Units will be accelerated as of the date of the Change in Control and valued at the target value of $1.00 per unit. The value shown in the table for the 2015 Performance Units is equal to (i) for the 2015 performance period, a value of $2.00 per 2015 Performance Unit (which was the actual amount accrued for that 2015 performance period), and (ii) for the 2016 and 2017 performance periods, a value of the target value of $1.00 per 2015 Performance Unit.

(8)

Restricted stock awards and stock options provide that in the event of death or disability, any restricted stock awards or stock options will become 100% vested on the date of that death or disability. This table assumes a death or disability on December 31, 2015 and utilizes the closing price of the Common Stock on December 31, 2015 of $22.20 per share in calculating the value of any unvested restricted stock awards or stock options.

(9)

The Performance Unit Plans for 2014 and 2015 provide that in the event of death or disability, amounts will be paid for any completed plan year periods prior to such death or disability. This table assumes a death or disability on December 31, 2015 and utilizes the closing price of the Common Stock on December 31, 2015 of $22.20 per share in calculating the value of any unvested restricted stock awards or stock options.

The following table describes the potential payments upon termination or a change of control of the Company, in each case, occurring on December 31, 2015, for Montgomery Deihl, Vice President — Operations.

Executive Benefits and Payments Upon Termination or Change of Control (1)	Voluntary Termination	Involuntary Not for Cause Termination(2)		For Cause Termination	Involuntary Termination (after a Change of Control)(3)		Death or Disability
Cash Payment	$0	$275,000	(4)	$0	$412,500	(4)	$0
Health and Life Insurance	$0	$0		$0	$0		$0
Unvested Stock Options and Restricted Stock Awards (Acceleration of Unvested Awards)	$0	$0		$0	$151,937	(5)	$151,937	(8)
Unvested Deferred 2014 Performance Units	$0	$0		$0	$71,600	(6)	$51,600	(9)
Unvested Deferred 2015 Performance Units	$0	$0		$0	$90,000	(7)	$45,000	(9)
Total:	$0	$275,000		$0	$726,037		$248,537

(1)	For purposes of this analysis, we assumed Mr. Deihl’s current base salary was $275,000.

(2)	Assumes a termination of employment on December 31, 2015. Mr. Deihl’s severance for an involuntary not for cause termination is equal to one times his most recent annual base salary.

(3)

Assumes a termination of employment on December 31, 2015. Mr. Deihl’s severance benefit for an involuntary not for cause termination within 12 months after a Change of Control (as defined in Mr. Deihl’s employment agreement) is equal to 1.5 times his most recent annual base salary.

(4)	Paid in a lump sum five days after the receipt of a duly executed release.

(5)

Under the 2006 Incentive Plan, time-based unvested stock options and restricted Common Stock awards vest in full upon a Change of Control (as defined in the 2006 Incentive Plan). The value shown in the table is equal to the value of any unvested restricted Common Stock awards, assuming that the per share value for unvested Common Stock is $22.20, the closing price of the Company’s common stock on December 31, 2015. Mr. Deihl has no unvested stock options.

(6)

The 2014 Performance Units provide that upon a Change of Control (as defined in the 2006 Incentive Plan) the 2014 Performance Units that have been earned for completed calendar years of the performance period will be paid at their actual amounts earned for that completed calendar year, and for incomplete calendar years, the earning of the remaining 2014 Performance Units will be accelerated as of the date of the Change in Control and valued at the target value of $1.00 per unit. The value shown in the table for the 2014 Performance Units is equal to (i) for the 2014 performance period, a value of $0.58 per 2014 Performance Unit (which was the actual amount accrued for that 2014 performance period), (ii) for 2015 performance period, a value of $2.00 per 2014 Performance Unit (which was the actual amount accrued for that 2015 performance period), and (iii) for the 2016 performance period, a value of the target value of $1.00 per 2014 Performance Unit.

(7)

The 2015 Performance Units provide that upon a Change of Control (as defined in the 2006 Incentive Plan) the 2015 Performance Units that have been earned for completed calendar years of the performance period will be paid at their actual amounts earned for that completed calendar year, and for incomplete calendar years, the earning of the remaining 2015 Performance Units will be accelerated as of the date of the Change in Control and valued at the target value of $1.00 per unit. The value shown in the table for the 2015 Performance Units is equal to (i) for the 2015 performance period, a value of $2.00 per 2015 Performance Unit (which was the actual amount accrued for that 2015 performance period), and (ii) for the 2016 and 2017 performance periods, a value of the target value of $1.00 per 2015 Performance Unit.

(8)

Restricted stock awards and stock options provide that in the event of death or disability, any restricted stock awards or stock options will become 100% vested on the date of that death or disability. This table assumes a death or disability on December 31, 2015 and utilizes the closing price of the Common Stock on December 31, 2015 of $22.20 per share in calculating the value of any unvested restricted stock awards or stock options.

(9)

The Performance Unit Plans for 2014 and 2015 provide that in the event of death or disability, amounts will be paid for any completed plan year periods prior to such death or disability. This table assumes a death or disability on December 31, 2015 and utilizes the closing price of the Common Stock on December 31, 2015 of $22.20 per share in calculating the value of any unvested restricted stock awards or stock options.

COMPENSATION OF DIRECTORS

Directors who are determined to be independent by the Board of Directors are paid fees for services rendered as members of the Board of Directors and its committees. See “Item 10. Directors, Executive Officers and Corporate Governance” for the definition of director independence and how this definition is applied.

The compensation of the Board and Board committees is set forth below:

1.	The annual Board retainer for each director is $45,000.

2.	The annual retainer for the Chairman of the Board is $65,000. This retainer is in addition to the annual Board retainer of $45,000.

3.

The annual retainer for service as Chairman of the (i) Compensation Committee and (ii) Corporate Governance and Nominating Committee is $15,000, and the annual retainer for service as Chairman of the Audit Committee is $20,000.

4.	The annual retainer for service as a non-Chairman director on the (i) Audit Committee, (ii) Compensation Committee and (iii) Corporate Governance and Nominating Committee is $7,500.

5.	A fee of $2,000 is paid for each Board meeting attended, either in person or telephonically.

6.	Board committee attendance fees are not paid.

Our independent directors also receive an annual grant under the Company’s 2015 Long-Term Incentive Plan (“2015 Incentive Plan”) in the form of an award of Common Stock valued at $60,000. The number of shares granted to each independent director is determined by dividing $60,000 by the Fair Market Value (as defined in the 2015 Incentive Plan) of the Common Stock on the date of grant. Under the 2015 Incentive Plan, Fair Market Value is defined as the average of the highest and lowest sales price of a share of Common Stock as reported on the NYSE on the date of grant.

The annual dates of grant for these independent director awards are on the dates of the Company’s Annual Meetings of Stockholders. The shares of Common Stock to be granted to the independent directors will vest six months and one day after the date of grant.

Other Cash Fees

The 2015 Incentive Plan also allows independent directors to elect to take all or a portion of their annual retainer fees and meeting and per diem fees in Common Stock in lieu of cash. On or before the last day of each calendar quarter, an independent director may elect to receive a percentage of such fees during the quarterly period immediately following his election date in shares of Common Stock. The number of shares to be received will be determined on the first business day of the month immediately following the completion of such quarterly period by multiplying the amount of the director’s fees for such quarterly period by his elected percentage and dividing that result by the Fair Market Value of the Common Stock on such date.

The following table shows amounts earned by the Company’s independent directors serving in 2015 in connection with their Board or Committee memberships with the Company.

DIRECTOR COMPENSATION

FOR FISCAL YEAR ENDED DECEMBER 31, 2015

Name	Fees paid in cash	Fees paid in stock ($)	Stock Awards(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation(2)	Total ($)
Gary R. Goodwin(3)	$149,000	0	$50,000	0	0	0	$12,172	$211,172
David W. Wehlmann(4)	$94,500	0	$50,000	0	0	0	$1,790	$146,290
Dr. Gary L. Allee(5)	$91,500	0	$50,000	0	0	0	$2,494	$143,994
David A. Owen(6)	$101,000	0	$50,000	0	0	0	$7,476	$158,476
Paul M. Kearns(7)	$65,000	0	$50,000	0	0	0	$97	$115,097
Gary J. Ermers(8)	$72,500	0	$50,000	0	0	0	$4,686	$127,186
Stephen C. Bryan(9)	$74,500	0	$50,000	0	0	0	$2,768	$127,268

(1)

These values reflect the aggregate grant date fair value computed in accordance with FASB ASC Table 718 and are based on the Fair Market Value (defined in the Company’s 2015 Incentive Plan as the average of the high and the low trading prices of the Common Stock reported on the NYSE on the date of grant) of the Common Stock on the date of grant.

(2)

Consists of Company reimbursed travel expenses, including reimbursement for federal income taxes attributable to such reimbursements, for that director’s spouse accompanying him on Company business trips, and immaterial gift baskets valued at under $100.

(3)	As of December 31, 2015, Mr. Goodwin owned 20,000 Company stock options and 11,158 shares of Common Stock.

(4)	As of December 31, 2015, Mr. Wehlmann owned 24,200 Company stock options and 12,244 shares of Common Stock.

(5)	As of December 31, 2015, Dr. Allee owned 40,000 Company stock options and 32,930 shares of Common Stock.

(6)	As of December 31, 2015, Mr. Owen owned 20,000 Company stock options and 19,986 shares of Common Stock.

(7)	As of December 31, 2015, Mr. Kearns owned 30,000 Company stock options and 12,699 shares of Common Stock.

(8)	As of December 31, 2015, Mr. Ermers owned no Company stock options and 7,193 shares of Common Stock.

(9)	As of December 31, 2015, Mr. Bryan owned no Company stock options and 7,193 shares of Common Stock.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners

To the Company’s knowledge, the following persons are the only persons who are beneficial owners of more than five percent of the Common Stock based on the number of shares outstanding on December 31, 2015 (22,221,027 shares):

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Dimensional Fund Advisors, LP(1)	1,871,900	8.4%
Building One
6300 Bee Cave Road
Austin, Texas 78746

Wynnfield Capital Management, LLC(2)	1,752,636	7.9%
450 7th Avenue, Suite 509
New York, New York 10123

Blackrock, Inc.(3)	1,256,835	5.6%
55 East 52nd Street
New York, New York 10022

LSV Asset Management(4)	1,129,806	5.1%
155 N. Wacker Drive, Suite 4600
Chicago, Illinois 60606

(1)	Based on a Schedule 13G/A dated February 9, 2016 filed with the SEC by Dimensional Fund Advisors, LP showing sole voting power over 1,802,962 shares and sole dispositive power over 1,871,900 shares.

(2)

Based on a Schedule 13D/A dated April 28, 2016, filed with the SEC by Wynnefield Partners Small Cap Value, L.P. I (“Wynnefield Partners I”), Wynnefield Partners Small Cap Value, L.P. (“Wynnefield Partners”), Wynnefield Small Cap Value Offshore Fund, Ltd. (“Wynnefield Offshore”), Wynnefield Capital, Inc. Profit Sharing & Money Purchase Plan (“Wynnefield Profit Plan”), Wynnefield Capital Management, LLC (“WCM”), Wynnefield Capital. Inc. (“WCI”), Nelson Obus and Joshua Landes (collectively, the “Wynnefield Reporting Persons”), the Wynnefield Reporting Persons disclose that they beneficially own in the aggregate 1,752,636 shares. Of this aggregate amount beneficially owned (i) Wynnefield Partners I is reported to have sole voting power over 917,186 shares and sole dispositive power over 917,186 shares, (ii) Wynnefield Partners is reported to have sole voting power over 562,140 shares and sole dispositive power over 562,140 shares, (iii) Wynnefield Offshore is reported to have sole voting power over 188,310 shares and sole dispositive power over 188,310 shares, (iv) Wynnefield Profit Plan is reported to have sole voting power over 85,000 shares and sole dispositive power over 85,000 shares, (v) WCM is reported to have sole voting power over 1,479,326 shares and sole dispositive power over 1,479,326 shares, (vi) WCI is reported to have sole voting power over 188,310 shares and sole dispositive power over 188,310 shares, (vii) Nelson Obus is reported to have shared voting power over 1,752,636 shares and shared dispositive power over 1,752,636 shares and (viii) Joshua Landes is reported to have shared voting power over 1,752,636 shares and shared dispositive power over 1,752,636 shares. WCM is the sole general partner of Wynnefield Partners and Wynnefield Partners I and, accordingly, may be deemed to be the indirect beneficial owner of the shares that Wynnefield Partners and Wynnefield Partners I beneficially own. WCM, as the sole general partner of Wynnefield Partners and Wynnefield Partners I, has the sole power to direct the voting and disposition of the shares that Wynnefield Partners and Wynnefield Partners I beneficially own. Messrs. Obus and Landes are the co-managing members of WCM and, accordingly, each of Messrs. Obus and Landes may be deemed to be the indirect beneficial owner of the shares that WCM may be deemed to beneficially own. Each of Messrs. Obus and Landes, as co-managing members of WCM, share the power to direct the voting and disposition of the shares that WCM may be deemed to beneficially own. WCI is the sole investment manager of Wynnefield Offshore and, accordingly, may be deemed to be the indirect beneficial owner of the shares that Wynnefield Offshore beneficially owns. WCI, as the sole investment manager of Wynnefield Offshore, has the sole power to direct the voting and disposition of the shares that Wynnefield Offshore beneficially owns. Messrs. Obus and Landes are executive officers of WCI and, accordingly, each may be deemed to be the indirect beneficial owner of the shares that WCI may be deemed to beneficially own. Messrs. Obus and Landes, as executive officers of WCI, share the power to direct the voting and disposition of the shares that WCI may be deemed to beneficially own. Wynnefield Profit Plan is an employee profit sharing plan. Mr. Obus is the portfolio manager of Wynnefield Profit Plan and has the sole authority to direct the voting and the disposition of shares that Wynnefield Profit Plan beneficially owns. Accordingly, Mr. Obus may be deemed to be the indirect beneficial owner of the shares that Wynnefield Profit Plan may be deemed to beneficially own.

(3)

Based on a Schedule 13G dated January 22, 2016 filed with the SEC by Blackrock, Inc. showing sole voting power over 1,216,874 shares, sole dispositive power over 1,255,535 shares, and shared voting and dispositive power over 1,300 shares.

(4)	Based on a Schedule 13G dated February 11, 2016 filed with the SEC by LSV Asset Management showing sole voting power over 437,463 shares and sole dispositive power over 1,129,806 shares.

Security Ownership of Directors and Executive Officers

The following table sets forth the number of shares of Common Stock of the Company beneficially owned as of April 24, 2016 by each of the Company’s directors and executive officers, including each of the Named Executive Officers set forth in the Summary Compensation Table, and by all directors and executive officers as a group. Unless otherwise noted, each of the named persons and members of the group has sole voting and investment power with respect to the shares of Common Stock shown.

Name of Beneficial Owner	Shares of the Company’s Common Stock(1)	Percentage of the Company’s Common Stock(2)
EXECUTIVE OFFICERS:
Bret D. Scholtes	440,561	1.9%
Dr. Mark E. Griffin	149,891	*
John D. Held	66,086	*
Joseph R. Vidal	152,799	*
Andrew C. Johannesen	76,418	*
Mark A. Livingston	5,468	*
Montgomery C. Deihl	20,617	*

DIRECTORS:
Dr. Gary L. Allee	72,930	*
David A. Owen	39,986	*
Paul M. Kearns	42,699	*
David W. Wehlmann	36,444	*
Gary R. Goodwin	31,158	*
Gary J. Ermers	7,193	*
Stephen C. Bryan	7,193	*

All directors and executive officers as a group, including those persons named above (15 total)	1,149,443	5.2%

*	Represents ownership of less than 1.0%.

(1)

Includes 300,000; 75,000; 40,000; 20,000; 30,000; 24,200; 20,000; and 509,200 shares of Common Stock subject to stock options exercisable on March 15, 2016 or within 60 days thereafter held by, respectively, Messrs. Scholtes, Griffin, Allee, Owen, Kearns, Wehlmann, Goodwin, and all directors and executive officers as a group. None of the directly owned shares of Common Stock or stock options are pledged as collateral. Some of the directly owned shares of Common Stock held by directors or executive officers are held pursuant to the Company’s Stock Retention Guidelines.

(2)

For purposes of computing the percentage of outstanding shares of Common Stock held by each person or group of persons, any security which such person has the right to acquire within 60 days after April 24, 2016 is deemed to be outstanding for that person, but is not deemed to be outstanding in computing the percentage ownership of any other person.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth information regarding our equity compensation plans as of December 31, 2015:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	643,223	$7.74	978,031
Equity compensation plans not approved by security holders	0	0	0
Total	643,223	$7.74	978,031

(1)

Includes options outstanding under the Company’s 2015 Incentive Plan and 2006 Incentive Plan. The Company no longer utilizes the 2006 Incentive Plan although any unexercised and outstanding stock options issued under that plan remain outstanding. The total number of shares of Common Stock available for issuance under the Company’s 2015 Incentive Plan is equal to 1,055,000 shares.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

See “Item 10. Directors, Executive Officers and Corporate Governance” for information regarding our Board of Directors and independence requirements applicable to the Board of Directors and its committees.

BOARD REVIEW, APPROVAL OR RATIFICATION OF RELATED PARTY TRANSACTIONS

The Company’s Corporate Governance Guidelines (available on the Company’s website at www.omegaprotein.com) provide that prior to any transaction or series of similar transactions, including any indebtedness or guarantee of indebtedness, with a Related Party (defined below) in which the aggregate amount involved is expected to exceed $120,000 in any calendar year (a “Related Party Transaction”), the Board of Directors must review the material facts and approve such transaction. If advance approval is not feasible, then the Board must ratify the Related Party Transaction at its next regularly scheduled meeting or the transaction must be rescinded. In making its determination to approve or ratify a Related Party Transaction, the Board should consider such factors as (i) the extent of the Related Party’s interest in the Related Party Transaction, (ii) if applicable, the availability of other sources of comparable products or services, (iii) whether the terms of the Related Party Transaction are no less favorable than terms generally available in unaffiliated transactions under like circumstances, (iv) the benefit of the Related Party Transaction to the Company, and (v) the aggregate value of the Related Party Transaction.

For purposes of this determination, “Related Party” means:

(a)	Any person who is or was an executive officer, director or nominee for election as a director (since the beginning of the last fiscal year); or

(b)	Any person or group who is a greater than 5% beneficial owner of the Company’s then outstanding voting securities; or

(c)

Any immediate family member of any of the foregoing, which means any child, step-child, parent, step-parent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, sister-in-law, and anyone residing in such person’s home (other than a tenant or employee); or

(d)	Any firm, corporation or other entity in which any of the foregoing persons has a 10% or greater beneficial ownership interest.

The Board did not approve any Related Party Transactions in 2015.

Item 14.	Principal Accountant Fees and Services.

Audit Fees

Aggregate fees for professional services rendered for the Company by PricewaterhouseCoopers LLP for the fiscal years ended December 31, 2015 and 2014 are set forth below:

	2015	2014
Audit Fees(1)	$890,580	$754,700
Audit-Related Fees(2)	$8,500	$6,000
Tax Fees	$0	$0
All Other Fees	$0	$0
Total	$899,080	$760,700

(1)

Audit fees are fees paid to PricewaterhouseCoopers LLP for professional services related to the audit and quarterly reviews of the Company’s financial statements and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

(2)

Audit related fees are fees paid to PricewaterhouseCoopers LLP for services that are reasonably related to the performance of the audit or review of the Company’s financial statements that are not reported above under “Audit Fees”.

None of the fees paid to the independent auditors under the categories Audit-Related, Tax and All Other Fees described above were approved by the Audit Committee after services were rendered pursuant to the de minimis exception established by the Sarbanes-Oxley Act.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee pre-approves all audit and non-audit services provided by the independent auditors prior to the engagement of the independent auditors with respect to such services. The Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated must report any pre-approval decisions to the Audit Committee at its next scheduled meeting.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1) and (a)(2)

The financial statements and financial statement schedules listed in the Index to consolidated financial statements were filed as part of the Original Form 10-K.

(a)(3)		Exhibits

2.1*	—

Agreement and Plan of Merger between Marine Genetics, Inc. and Omega Protein Corporation (“Omega” or the “Company”) (Exhibit 2.1 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

2.2*	—

Share Purchase Agreement dated as of September 5, 2014 among Omega, 101264205 Saskatchewan Ltd. and the shareholders of Bioriginal Food & Science Corp. (Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 8, 2014)

2.3*	—

Agreement and Plan of Merger dated as of February 27, 2013, by and between Omega and Wisconsin Specialty Protein, LLC. (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 27, 2013)

2.4*	—	Stock Purchase Agreement dated as of December 16, 2010 by and between Omega and Gilbert Gluck (Exhibit 10.17 to the Company’s Form 8-K filed with the SEC on December 10, 2010)
2.5*†	—

Equity Purchase Agreement dated as of September 9, 2011 by and among Omega, InCon Processing, LLC, InCon International, Inc. and the shareholders of InCon International, Inc. (Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on September 12, 2011)

3.1*	—	Articles of Incorporation of Omega (Exhibit 3.1 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])
3.2*	—	Amended and Restated Bylaws of Omega dated November 5, 2015 (Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 9, 2015)
3.3*	—

Certificate of Withdrawal of Certificate of Designation with respect to the Company’s Series A Junior Participating Preferred Stock (Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2014)

4.1*	—	Form of Common Stock Certificate (Citizen) (Exhibit 4.1 to Amendment No. 2 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])
4.2*	—	Form of Common Stock Certificate (Non-Citizen) (Exhibit 4.2 to Amendment No. 2 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])
10.1*†	—	Form of Amended and Restated Indemnification Agreement for all Officers and Directors (Exhibit 10.1 to Omega Quarterly Report on Form 10-Q for quarter ended June 30, 2003)
10.2*†	—	Omega Protein Corporation 2006 Incentive Plan (Appendix A to Omega Proxy Statement on Schedule 14A dated April 26, 2006)
10.3*†	—	Omega Protein, Inc. Executive Medical Plan dated August 1993 (Exhibit 10.16 to Omega Annual Report on Form 10-K for the year ended December 31, 2002)
10.4*	—	Lease dated July 1, 1992 with Ardoin Limited Partnership (Exhibit 10.12 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])
10.5*	—

Amendment One Lease Extension dated February 22, 2006 to Lease Agreement dated July 1, 2002 between the Ardoin Limited Partnership and Omega Protein, Inc. (formerly known as Zapata Haynie Corporation) (Exhibit 10.1 to Omega Current Report on Form 8-K filed February 28, 2006)

10.6*	—

Lease Agreement dated November 25, 1997 with O. W. Burton, Jr., individually and as trustee of the Trust of Anna Burton (Exhibit 10.13 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])

10.7*	—	Commercial Lease Agreement dated January 1, 1971 with Purvis Theall and Ethlyn Cessac (Exhibit 10.15 to Omega Registration Statement on Form S-1 [Registration No. 333-44967])
10.8*	—

Lease Amendment and Option to Purchase, effective as of August 1, 2006, between Ivy and Dola Richard and Omega Protein, Inc. (Exhibit 10.1 to Omega Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)

10.9*†	—	Employment Agreement between Omega Protein Corporation and Bret Scholtes dated as of January 1, 2012 (Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on January 4, 2012)
10.10*†	—	Employment Agreement between Omega Protein Corporation and Andrew Johannesen dated as of January 1, 2012 (Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on January 4, 2012)
10.11*†	—

Amended and Restated Executive Employment Agreement dated as of December 31, 2007 between John D. Held and Omega Protein Corporation (Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on January 3, 2008)

10.12*†	—

First Amendment to the Amended and Restated Executive Employment Agreement dated as of December 3, 2008, between John D. Held and Omega Protein Corporation (Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 8, 2008)

10.13*†	—	Employment Agreement between Omega Protein Corporation and Dr. Mark Griffin dated as of January 1, 2012 (Exhibit 10.4 to the Company’s Form 8-K filed with the SEC on January 4, 2012)
10.14*†	—	Form of Stock Option Agreement dated June 7, 2006 for each Independent Director (Exhibit 10.1 to Omega Current Report on Form 8-K filed with the SEC on June 9, 2006)
10.15*	—	Promissory Note to the United States of America dated December 29, 2003 (Exhibit 10.66 to Omega Annual Report on Form 10-K for year ended December 31, 2003)
10.16*	—	Title XI Financial Agreement dated December 29, 2003 with the United States of America (Exhibit 10.68 to Omega Protein Annual Report on Form 10-K for year ended December 31, 2003)
10.17*	—	Lease Agreement between BMC Software Texas, L.P. and Omega Protein Corporation dated as of August 18, 2005 (Exhibit 10.1 to Omega Protein Current Report on Form 8-K dated August 17, 2005)
10.18*	—	First Amendment to Lease Agreement between BMC Software Texas, L.P. and Omega dated as of September 15, 2005 (Exhibit 10.1 to Omega Current Report on Form 8-K dated September 15, 2005)
10.19*	—

Second Amendment dated December 19, 2014 to Lease Agreement by and between PKY-2101 CityWest 3 & 4, L.P. and Omega Protein Corporation (Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014)

10.20*	—	Promissory Note to the United States of America Dated October 17, 2005 (Exhibit 10.2 to Omega Current Report on Form 8-K dated October 17, 2005)
10.21*	—	Title XI Financial Agreement dated October 17, 2005 with the United States of America (Exhibit 10.4 to Omega Current Report on Form 8-K dated October 17, 2005)
10.22*	—

Approval Letter dated as of December 1, 2005 and executed on December 6, 2005 by Omega Protein, Inc., the Company and United States Department of Commerce, Acting by National Oceanic and Atmospheric Administration, National Marine Fisheries Service (Exhibit 10.1 to Omega Current Report on Form 8-K dated December 6, 2005)

10.23*	—	Promissory Note to the United States of America dated March 7, 2007 (Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2007)
10.24*	—	Title XI Financial Agreement dated March 7, 2007 with the United States of America (Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2007)
10.25*	—

Amended and Restated Loan Agreement dated as of March 21, 2012 by and among Omega Protein Corporation, Omega Protein, Inc., Wells Fargo Bank, National Association and JPMorgan Chase Bank, N.A.(Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 22, 2012)

10.26*	—

Amended and Restated Revolving Credit Note dated as of March 21, 2012 executed by Omega Protein Corporation and Omega Protein, Inc. and made payable to Wells Fargo Bank, National Association (Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 22, 2012)

10.27*	—

Revolving Credit Note dated as of March 21, 2012 executed by Omega Protein Corporation and Omega Protein, Inc. and made payable to JPMorgan Chase Bank, N.A. (Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 22, 2012)

10.28*	—

Swingline Note dated as of March 21, 2012 executed by Omega Protein Corporation and Omega Protein, Inc. and made payable to Wells Fargo Bank, National Association (Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on March 22, 2012)

10.29*	—

Amended and Restated Guaranty Agreement dated as of March 21, 2012 by Protein Finance Company, Omega Shipyard, Inc., Protein Industries, Inc., Cyvex Nutrition, Inc., and InCon Processing, L.L.C. in favor of Wells Fargo Bank, National Association (Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on March 22, 2012)

10.30*	—

First Amendment to Amended and Restated Loan Agreement dated as of May 21, 2012, among Omega Protein Corporation, Omega Protein, Inc., Wells Fargo Bank, National Association and JP Morgan Chase Bank, N.A. (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 23, 2012)

10.31*	—

Approval Letter dated as of November 5, 2009 by Omega Protein, Inc., Omega Protein Corporation and United States Department of Commerce, acting by National Oceanic and Atmospheric Administration, National Marine Fisheries Service (Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on June 1, 2010)

10.32*	—	Corrected Promissory Note of Omega Protein, Inc. to the United States of America dated May 25, 2010 (Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on June 1, 2010)
10.33*	—

Title XI Financial Agreement dated May 25, 2010 between Omega Protein, Inc., Omega Protein Corporation and the United States of America (Exhibit 10.5 to the Company’s Form 8-K filed with the SEC on June 1, 2010)

10.34*†	—	Form of Stock Option Agreement dated December 1, 2010 (Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on December 6, 2010)
10.35*†	—

Form of Form of Restricted Stock Agreement dated as of December 12, 2011, between Omega Protein Corporation and each of Bret D. Scholtes, John D. Held, Andrew C. Johannesen, Dr. Mark E. Griffin, Matthew Phillips and Gregory Toups (Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on December 16, 2011)

10.36*†	—	Restricted Stock Agreement for Bret D. Scholtes dated as of January 1, 2012 (Exhibit 10.6 to the Company’s Form 8-K filed with the SEC on January 4, 2012)
10.37*†	—	Non-Statutory Stock Option Agreement for Dr. Jonathan Shepherd dated as of January 1, 2012 (Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2012)
10.38*†	—	Non-Statutory Stock Option Agreement for David W. Wehlmann dated April 1, 2012 (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 2, 2012)

10.39*†	—

Form of Restricted Stock Agreement dated as of December 4, 2012, between Omega Protein Corporation and each of Bret D. Scholtes, John D. Held, Andrew C. Johannesen, Dr. Mark E. Griffin, Matthew Phillips and Gregory Toups (Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on December 7, 2012)

10.40*†	—	Employment Agreement between Cyvex Nutrition, Inc. and Matthew Phillips dated as of January 1, 2013 (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2013)
10.41*	—

Joinder Agreement and Consent and Waiver dated as of February 27, 2013, by and among Wisconsin Specialty Protein, LLC, Wells Fargo Bank, National Association, and JPMorgan Chase Bank, N.A. (Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 27, 2013)

10.42*	—

Plea Agreement entered into on June 4, 2013, between the United States Attorney’s Office for the Eastern District of Virginia and Omega Protein, Inc. (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 5, 2013)

10.43*	—	Form of Restricted Stock Agreement for Outside Directors dated as of July 1, 2013 (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 24, 2013)
10.44*	—

Second Amendment to Amended and Restated Loan Agreement, dated as of October 11, 2013, among Omega Protein Corporation, Omega Protein, Inc., Wells Fargo Bank, National Association and JPMorgan Chase Bank, N.A. (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 15, 2013)

10.45*	—	Omega Protein Corporation 2014 Cash Incentive Performance Unit Plan (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 12, 2014)
10.46*	—	Form of Restricted Stock Agreement (Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 12, 2014)
10.47*	—	Form of Restricted Stock Agreement for Outside Directors dated as of June 19, 2014 (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 23, 2014)
10.48*	—

Third Amendment to Amended and Restated Loan Agreement dated as of September 4, 2014 by and among the Company, Omega Protein, Inc. and Wells Fargo Bank, National Association, and JP Morgan Chase Bank, N.A. (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 8, 2014)

10.49*	—

Revolving Credit Note (Accordion) dated as of September 4, 2014, of the Company and Omega Protein, Inc. payable to Wells Fargo Bank, National Association (Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 8, 2014)

10.50*	—

Revolving Credit Note (Accordion) dated as of September 4, 2014, of the Company and Omega Protein, Inc. payable to JP Morgan Chase Bank, N.A. (Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 8, 2014)

10.51*†	—	Omega Protein Corporation 2015 Cash Incentive Performance Unit Plan (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 27, 2015)
10.52*	—	Rental Agreement dated June 26, 2013 between T. Mast and J.P. Mast and Bioriginal Europe/Asia (Exhibit 10.62 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014)
10.53*†	—

Employment Agreement dated as of March 10, 2015 between Omega Protein Corporation and Montgomery Deihl (Exhibit 10.63 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014)

10.54*†	—

Employment Agreement dated April 1, 2013 between Joseph R. Vidal and Bioriginal Food & Science Corp. (Exhibit 10.64 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014)

10.56*†	—	Form of Restricted Stock Agreement for February 26, 2015 grants of restricted stock awards (Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 27, 2015)
10.57*†	—	Omega Protein Corporation 2015 Long Term Incentive Plan (Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 29, 2015)
10.58*†	—	Form of Award of Restricted Stock Agreement for independent directors dated June 25, 2015 (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2015)
10.59*	—

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

10.60*	—

Second Amended and Restated Revolving Credit Note (Revolving A Loans) dated as of August 20, 2015 executed by Omega Protein Corporation and Omega Protein, Inc., and made payable to Wells Fargo Bank, National Association (Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 24, 2015)

10.61*	—

Revolving Credit Note (Revolving B Loans) dated as of August 20, 2015 executed by Omega Protein Corporation, Omega Protein, Inc. and Bioriginal Food & Science Corp., and made payable to Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on August 24, 2015)

10.62*	—

Amended and Restated Revolving Credit Note (Revolving A Loans) dated as of August 20, 2015 executed by Omega Protein Corporation and Omega Protein, Inc., and made payable to JPMorgan Chase Bank, N.A. (Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 24, 2015)

10.63*	—

Revolving Credit Note (Revolving B Loans) dated as of August 20, 2015 executed by Omega Protein Corporation, Omega Protein, Inc. and Bioriginal Food & Science Corp., and made payable to JPMorgan Chase Bank, N.A. (Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on August 24, 2015)

10.64*	—

Revolving Credit Note (Revolving A Loans) dated as of August 20, 2015 executed by Omega Protein Corporation and Omega Protein, Inc., and made payable to BMO Harris Bank N.A. (Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on August 24, 2015)

10.65*	—

Revolving Credit Note (Revolving B Loans) dated as of August 20, 2015 executed by Omega Protein Corporation, Omega Protein, Inc. and Bioriginal Food & Science Corp., and made payable to BMO Harris Bank N.A. (Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on August 24, 2015)

10.66*	—

Amended and Restated Swingline Note dated as of August 20, 2015 executed by Omega Protein Corporation and Omega Protein, Inc., and made payable to Wells Fargo Bank, National Association (Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on August 24, 2015)

10.67*†	—

Second Amended and Restated Guaranty Agreement dated as of August 20, 2015 by Protein Finance Company, Omega Shipyard, Inc., Protein Industries, Inc., Cyvex Nutrition, Inc., InCon Processing, L.L.C. and Wisconsin Specialty Protein, LLC in favor of Wells Fargo Bank, National Association (Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on August 24, 2015)

10.68*†	—

Employment Agreement dated as of August 31, 2015 by and between Mark Livingston and Omega Protein Corporation (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2015)

10.69*†	—	Award of Restricted Stock Agreement for Mark Livingston dated August 31, 2015 (Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2015)
21*	—	Schedule of Subsidiaries (Company’s Annual Report on Form 10-K (File No. 001-14003) filed on March 9, 2016)
23.1*	—	Consent of PricewaterhouseCoopers LLP (Company’s Annual Report on Form 10-K (File No. 001-14003) filed on March 9, 2016)
24.1*	—	Power of Attorney (included on signature page of the Company’s Annual Report on Form 10-K (File No. 001-14003) filed on March 9, 2016).
31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-15(e)/Rule 15d-15(e)
31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-15(e)/Rule 15d-15(e)
32.1*	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Company’s Annual Report on Form 10-K (File No. 001-14003) filed on March 9, 2016)
32.2*	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Company’s Annual Report on Form 10-K (File No. 001-14003) filed on March 9, 2016)
#101.INS*	—	XBRL Instance Document (Company’s Annual Report on Form 10-K (File No. 001-14003) filed on March 9, 2016).
#101.SCH*	—	XBRL Taxonomy Extension Schema Document (Company’s Annual Report on Form 10-K (File No. 001-14003) filed on March 9, 2016).
#101.PRE*	—	XBRL Taxonomy Presentation Linkbase Document (Company’s Annual Report on Form 10-K (File No. 001-14003) filed on March 9, 2016).
#101.LAB*	—	XBRL Taxonomy Label Linkbase Document (Company’s Annual Report on Form 10-K (File No. 001-14003) filed on March 9, 2016).
#101.CAL*	—	XBRL Taxonomy Calculation Linkbase Document (Company’s Annual Report on Form 10-K (File No. 001-14003) filed on March 9, 2016).
#101.DEF*	—	XBRL Definition Linkbase Document (Company’s Annual Report on Form 10-K (File No. 001-14003) filed on March 9, 2016).

*	Incorporated by reference

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

†	Management Contract or Compensatory Plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 15(b) of Form 10-K and Item 601 of Regulation S-K.

(b)	—Exhibits. See Item 15(a)(3) above.
(c)	—Financial Statement Schedules. See Item 15(a)(2) above.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 29, 2016.

OMEGA PROTEIN CORPORATION
(Registrant)

By:	/s/ Andrew C. Johannesen
Andrew C. Johannesen
Executive Vice President and Chief Financial Officer