Form 10-Q
period 2016-03-31
OMEGA PROTEIN CORP
filed 2016-05-04
CIK 1053650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Yes      No X .

Number of shares outstanding of the Registrant's Common Stock, par value $0.01 per share, on April 29, 2016: 22,252,876.

OMEGA PROTEIN CORPORATION

OMEGA PROTEIN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

(In thousands, except par value amounts)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements and Notes

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$1,382	$661
Receivables, net	48,390	40,489
Inventories	109,747	119,994
Deferred tax asset, net	2,934	3,422
Prepaid expenses and other current assets	2,799	4,496
Total current assets	165,252	169,062
Property, plant and equipment, net	179,196	176,089
Goodwill	38,319	38,127
Other intangible assets, net	19,716	20,107
Other assets, net	3,888	3,818
Total assets	$406,371	$407,203

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$2,063	$1,214
Accounts payable	10,164	15,876
Accrued liabilities	29,385	33,254
Total current liabilities	41,612	50,344
Long-term debt, net of current maturities	21,840	22,882
Deferred tax liability, net	27,975	27,844
Pension liabilities, net	5,906	6,048
Other long-term liabilities	4,098	4,915
Total liabilities	101,431	112,033

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 authorized shares; none issued	—	—
Common Stock, $0.01 par value; 80,000,000 authorized shares; 22,419,604 and 22,371,179 shares issued and 22,252,876 and 22,221,027 shares outstanding at March 31, 2016 and December 31, 2015, respectively	220	220
Capital in excess of par value	151,933	151,250
Retained earnings	167,623	159,243
Treasury stock, at cost – 166,728 and 150,152 shares at March 31, 2016 and December 31, 2015, respectively	(2,863)	(2,505)
Accumulated other comprehensive loss	(11,973)	(13,038)
Total stockholders’ equity	304,940	295,170
Total liabilities and stockholders’ equity	$406,371	$407,203

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OMEGA PROTEIN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2016	2015
Revenues	$84,843	$71,623
Cost of sales	60,024	56,828
Gross profit	24,819	14,795

Selling, general, and administrative expense	8,933	9,416
Research and development expense	636	774
Loss related to plant closures	642	638
(Gain) loss on disposal of assets	(35)	307
Operating income	14,643	3,660
Interest expense	(145)	(358)
Loss on foreign currency	(1,431)	(545)
Other expense, net	(79)	(110)
Income before income taxes	12,988	2,647

Provision for income taxes	4,608	978
Net income	8,380	1,669

Other comprehensive income (loss):
Foreign currency translation adjustment net of tax (expense) benefit of ($390) and $886, respectively	725	(1,645)
Energy swap adjustment, net of tax (expense) benefit of ($64) and $34, respectively espectively	118	(64)
Pension benefits adjustment, net of tax expense of $120 and $105, respectively	222	195

Comprehensive income	$9,445	$155
Basic earnings per share (See Note 14)	$0.38	$0.08
Weighted average common shares outstanding	21,861	21,006
Diluted earnings per share (See Note 14)	$0.37	$0.08
Weighted average common shares and potential common share equivalents outstanding	22,168	21,466

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OMEGA PROTEIN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$8,380	$1,669
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,216	5,878
Loss related to plant closures	613	—
Loss (gain) on disposal of assets	(35)	307
Provisions for losses on receivables	26	12
Share based compensation	472	546
Deferred income taxes	528	(525)
Unrealized loss on foreign currency fluctuations, net	1,431	545
Changes in assets and liabilities:
Receivables	(8,384)	(5,855)
Inventories	10,429	3,477
Prepaid expenses and other current assets	1,707	465
Other assets	(374)	(215)
Accounts payable	(5,770)	(2,456)
Accrued liabilities	(3,818)	(453)
Pension liability, net	80	(212)
Other long term liabilities	(719)	614
Net cash provided by operating activities	10,782	3,797
Cash flows from investing activities:
Capital expenditures	(9,704)	(10,560)
Proceeds from disposition of assets	35	15
Net cash used in investing activities	(9,669)	(10,545)
Cash flows from financing activities:
Principal payments of long-term debt	(5,500)	(3,133)
Proceeds from long-term debt	5,232	7,838
Treasury stock repurchase	(358)	(158)
Proceeds from equity compensation transactions	—	843
Excess tax benefit of equity compensation transactions	211	151
Net cash (used in) provided by financing activities	(415)	5,541
Net increase (decrease) in cash and cash equivalents	698	(1,207)
Translation effect on cash	23	—
Cash and cash equivalents at beginning of year	661	1,430
Cash and cash equivalents at end of period	$1,382	$223

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

   SUMMARY OF OPERATIONS AND BASIS OF PRESENTATION

Business Description

Omega Protein Corporation (the “Company”) is a nutritional products company that develops, produces and delivers nutritious products throughout the world to improve the nutritional integrity of foods, dietary supplements and animal feeds. The Company operates through two industry segments: animal nutrition and human nutrition.

The animal nutrition segment is comprised primarily of two subsidiaries: Omega Protein, Inc. (“Omega Protein”) and Omega Shipyard, Inc. (“Omega Shipyard”). Omega Protein, the Company’s principal operating subsidiary, is the successor to a business conducted since 1913. Omega Protein produces and markets a variety of products produced from menhaden (a herring-like species of fish found in commercial quantities in the U.S. coastal waters of the Atlantic Ocean and Gulf of Mexico), including regular grade and value-added specialty fish meals, crude and refined fish oils and fish solubles. Omega Protein’s fish meal products are primarily used as a protein ingredient in animal feed for swine, aquaculture and household pets. Fish oil is used primarily for animal and aquaculture feeds, as well as additives to human food products and dietary supplements. Omega Protein’s fish solubles are sold primarily to bait manufactures and for use as an organic fertilizer. Omega Protein’s business is seasonal in nature and generally has higher revenues during the third quarter of each fiscal year. A portion of Omega Protein’s production is transferred to the human nutrition segment where it is further processed and sold. Omega Shipyard owns and operates a drydock facility in Moss Point, Mississippi that is used to provide shoreside maintenance for Omega Protein’s fishing fleet.

The human nutrition segment operates under the tera’s branded product and “Bioriginal” names. Bioriginal has three primary product lines: specialty oils, protein products and other nutraceutical ingredients. Bioriginal is comprised primarily of four subsidiaries: Bioriginal Food & Science Corp. (“Bioriginal Food & Science”), Wisconsin Specialty Protein, L.L.C. (“WSP”), Cyvex Nutrition, Inc. (“Cyvex”) and InCon Processing, L.L.C. (“InCon”). Bioriginal Food & Science, acquired by the Company in September 2014 and headquartered in Saskatoon, Canada with additional operations in the Netherlands, is a supplier of plant and marine based specialty oils to the food and nutraceutical industries. WSP, acquired by the Company in February 2013, is a manufacturer and marketer of specialty dairy proteins and other related products headquartered in Madison, Wisconsin and operates a production facility in Reedsburg, Wisconsin. Cyvex is located in Irvine, California and is a supplier for the food and nutraceutical industries. InCon is located in Batavia, Illinois and is a specialty processor that utilizes molecular distillation technology to purify and concentrate Omega-3 fish oils and, subject to outside demand and excess capacity, a variety of other compound products for third-party tolling customers. In March 2016, as part of its strategy to focus on non-concentrated omega-3 oils instead of concentrated omega-3 oils, the Company decided to exit its Batavia, Illinois oil concentration facility and relocate certain assets from this facility to other Company facilities. In order to satisfy current customer obligations, the Company plans to continue to operate this facility on a limited basis through the middle of 2017. For additional information related to the closure of the Batavia facility, see Note 2 – Plant Closures.

Basis of Presentation

These interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally provided have been omitted. The interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015. The year end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

In the opinion of management the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the Company’s consolidated financial position as of March 31, 2016, and the results of its operations and cash flows for the three month periods ended March 31, 2016 and 2015. Quarterly operating results are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive (loss) gain, net of tax, included in stockholders’ equity are as follows:

Changes in Accumulated Other Comprehensive Loss by Component

For the Three Months Ended March 31, 2016 (in thousands)

	Gains and Losses On Cash Flow Hedges		Defined Benefit Pension Items		Foreign Currency Translation Adjustment	Total
Balance as of December 31, 2015	$(2,012)		$(8,335)		$(2,691)	$(13,038)
Other comprehensive loss before reclassifications	118		—		725	843
Amounts reclassified from accumulated other comprehensive loss	—	(a)	222	(b)	—	222
Net current-period other comprehensive income	118		222		725	1,065
Balance as of March 31, 2016	$(1,894)		$(8,113)		$(1,966)	$(11,973)

Changes in Accumulated Other Comprehensive Loss by Component

For the Three Months Ended March 31, 2015 (in thousands)

	Gains and Losses On Cash Flow Hedges		Defined Benefit Pension Items		Foreign Currency Translation Adjustment	Total
Balance as of December 31, 2014	$(2,137)		$(7,804)		$(915)	$(10,856)
Other comprehensive loss before reclassifications	(64)		—		(1,645)	(1,709)
Amounts reclassified from accumulated other comprehensive loss	—	(a)	195	(b)	—	195
Net current-period other comprehensive income	(64)		195		(1,645)	(1,514)
Balance as of March 31, 2015	$(2,201)		$(7,609)		$(2,560)	$(12,370)

(a)	This accumulated other comprehensive income component is reclassified to the unallocated inventory cost pool in the period when the energy consumption takes place.
(b)

This accumulated other comprehensive income component is included in the computation of net periodic pension costs as amortization of actuarial loss which are explained in more detail in Note 15 to the consolidated financial statements in Item 8 of the Company’s Form 10-K for the fiscal year ended December 31, 2015.

Recently Issued Accounting Standards

On March 30, 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation - Stock Compensation.  ASU 2016-09 was issued as part of the FASB’s simplification initiative and affects all entities that issue share-based payment awards to their employees. ASU 2016-09 covers accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU No. 2016-09 will be effective for us as of January 1, 2017. The Company is currently reviewing the effect of ASU No. 2016-09.

In February 2016, the FASB issued ASU 2016-02, Leases, which is intended to improve the reporting of leasing transactions to provide users of financial statements with more decision-useful information. ASU 2016-02 will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted, including interim periods within those fiscal years. The Company is currently assessing the potential impact of ASU 2016-02 on the Company’s consolidated results of operations, financial position and related disclosures.

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

The Euro is the functional currency of Bioriginal Food & Science’s Netherlands-based subsidiaries (“Bioriginal Food & Science Europe”). The operations of these subsidiaries are considered self-sustaining and their financial statements are translated into U.S. Dollars using the current rate method. Under this method, all assets and liabilities are translated to U.S. Dollars at exchange rates in effect at the balance sheet date and all revenue and expenses are translated at average rates in effect in the period of the transaction. Exchange gains and losses arising from this translation, representing the net unrealized foreign currency translation gain (loss) on the Company's net investment in its self-sustaining subsidiaries, are recorded in the accumulated other comprehensive income (loss) component of stockholders' equity. Adjustments to the accumulated other comprehensive income (loss) account are not recorded in the unaudited condensed consolidated statement of comprehensive income until realized through an addition or reduction in the Company's net investment in such operations.

NOTE 2. PLANT CLOSURES

Batavia Plant

As part of our strategic review and as a result of operating results that did not meet expectations, we re-assessed our business strategy to produce and sell concentrated menhaden fish oils. During this assessment, efforts to sell significant volumes of concentrated menhaden fish oils were decreased and the Company determined that the carrying values of certain assets located at our facility in Batavia, Illinois were no longer recoverable. As a result, the following charges were recorded in the Company’s unaudited condensed consolidated statements of comprehensive income for the three months ended March 31, 2016 and from December 2015 to March 31, 2016:

	Three Months Ended March 31, 2016	December 2015 to March 31, 2016
	(in thousands)
Impairment of property, plant and equipment	$10	$4,168
Write-off material and supplies inventory	239	239
Employee severance costs	356	356
Estimated decommissioning costs	—	375
Total loss related to plant closure	$605	$5,138

In addition to the above recognized losses, the Company expects that it may have additional losses related to ongoing costs not attributable to future production. To the extent we are unable to recover the remaining carrying value of the assets at the facility, we could have additional impairment charges. The remaining carrying value of these assets is $2.6 million.

Cameron Plant

In December 2013, the Company effectively closed its menhaden fish processing plant located in Cameron, Louisiana and re-deployed certain vessels from that facility to the Company’s other Gulf Coast facilities located in Abbeville, Louisiana and Moss Point, Mississippi. In conjunction with the closure, the following charges were incurred in the Company’s unaudited condensed consolidated statements of comprehensive income for the three months ended March 31, 2016 and 2015 and from December 2013 to March 31, 2016:

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015	December 2013 to March 31, 2016
	(in thousands)
Impairment of property, plant and equipment	$—	$—	$7,922
Write-off material and supplies inventory	—	—	150
Employee severance costs	—	—	732
Estimated decommissioning costs	—	—	250
Other ongoing closure costs not attributable to future production	37	638	6,755
Total loss related to plant closure	$37	$638	$15,809

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

In addition to the above recognized losses, the Company expects that it may have additional losses related to ongoing costs not attributable to future production.

NOTE 3. INDUSTRY SEGMENTS

The Company evaluates and reviews its results of operations in two segments, animal nutrition and human nutrition. These segments are managed separately and information on each segment is used by the chief operating decision makers as they make decisions about the Company’s overall resource allocation and assess performance.

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

The tables below present information about reported segments for three months ended March 31, 2016 and 2015 (in thousands).

2016	Animal Nutrition	Human Nutrition	Unallocated	Total
Revenue (1)	$50,195	$34,648	$—	$84,843
Cost of sales	29,749	30,275	—	60,024
Gross profit	20,446	4,373	—	24,819
Selling, general and administrative expenses (including research and development)	486	4,136	4,947	9,569
Loss related to plant closures	37	605	—	642
Other (gains) and losses	(35)	—	—	(35)
Operating income	$19,958	$(368)	$(4,947)	$14,643
Depreciation and amortization	$4,670	$1,354	$192	$6,216
Identifiable assets	$243,639	$156,770	$5,962	$406,371
Capital expenditures	$8,462	$1,075	$167	$9,704

2015	Animal Nutrition	Human Nutrition	Unallocated	Total
Revenue (2)	$36,829	$34,794	$—	$71,623
Cost of sales	26,283	30,545	—	56,828
Gross profit	10,546	4,249	—	14,795
Selling, general and administrative expenses (including research and development)	557	5,029	4,604	10,190
Loss related to plant closures	638	—	—	638
Other (gains) and losses	307	—	—	307
Operating income	$9,044	$(780)	$(4,604)	$3,660
Depreciation and amortization	$4,273	$1,499	$106	$5,878
Identifiable assets	$211,055	$171,559	$899	$383,513
Capital expenditures	$9,113	$951	$496	$10,560

(1)	Excludes revenue from internal customers of $0.1 million for fish oil that was transferred from the animal nutrition segment to the human nutrition segment at cost.

(2)	Excludes revenue from internal customers of $0.4 million for fish oil that was transferred from the animal nutrition segment to the human nutrition segment at cost.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

A reconciliation of total segment operating income to total earnings from operations before income taxes is as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Operating income for reportable segments	$14,643	$3,660
Interest expense	(145)	(358)
Loss on foreign currency	(1,431)	(545)
Other expense, net	(79)	(110)
Income before income taxes	$12,988	$2,647

NOTE 4. RECEIVABLES, NET

Receivables are summarized below:

	March 31, 2016	December 31, 2015
	(in thousands)
Trade	$42,365	$32,179
Insurance	4,116	6,769
Income tax	1,491	1,133
Other	1,012	976
Total accounts receivable	48,984	41,057
Less allowance for doubtful accounts	(594)	(568)
Receivables, net	$48,390	$40,489

NOTE 5. INVENTORY

The major classes of inventory are summarized below:

	March 31, 2016	December 31, 2015	March 31, 2015
	(in thousands)
Fish meal	$17,438	$37,308	$9,343
Fish oil	18,195	25,600	15,155
Fish solubles	317	696	301
Unallocated inventory cost pool (including off-season costs)	29,523	7,807	26,707
Nutraceutical products	5,877	6,393	5,212
Bioriginal Food & Science products	19,819	24,024	24,708
Dairy protein products	8,919	8,447	2,955
Other materials and supplies	9,659	9,719	9,170
Total inventory	$109,747	$119,994	$93,551

Inventory at March 31, 2016, December 31, 2015 and March 31, 2015 is stated at the lower of cost and net realizable value. The elements of the March 31, 2016 unallocated inventory cost pool include Omega Protein’s plant and vessel related labor, utilities, rent, repairs and depreciation, which are allocated to 2016 fishing season production.

NOTE 6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are summarized below:

	March 31, 2016	December 31, 2015
	(in thousands)
Prepaid insurance	$1,514	$2,317
Product deposits	—	767
Selling expenses	5	50
Leases	350	119
Other prepaids and expenses	930	1,243
Total prepaid expenses and other current assets	$2,799	$4,496

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Amounts included in prepaid expenses and other current assets consist primarily of prepaid operating expenses including insurance, rents, and selling expenses. Prepaid selling expenses are expensed in those periods in which the related revenue is recognized.

NOTE 7. OTHER ASSETS

Other assets are summarized below:

	March 31, 2016	December 31, 2015
	(in thousands)
Fish nets, net of accumulated amortization of $1,275 and $1,003	$910	$1,193
Insurance receivables	1,755	1,369
Debt issuance costs	1,092	1,150
Deposits and other	131	106
Total other assets, net	$3,888	$3,818

Amortization expense for fishing nets amounted to approximately $0.3 million for each of the three months ended March 31, 2016 and 2015.

As of March 31, 2016 and December 31, 2015, insurance receivables primarily relates to Jones Act claims for employees aboard its vessels. This estimated amount is recorded gross of estimated claims which may be due to claimants and is included in accrued insurance liabilities.

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

NOTE 8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized below:

	March 31, 2016	December 31, 2015
	(in thousands)
Land	$9,407	$9,407
Plant assets	207,846	207,249
Fishing vessels	114,471	114,453
Furniture and fixtures	12,286	12,315
Construction in progress	21,672	13,793
Total property and equipment	365,682	357,217
Less accumulated depreciation and impairment	(186,486)	(181,128)
Property, plant and equipment, net	$179,196	$176,089

Depreciation expense for the three months ended March 31, 2016 and 2015 was $5.4 million and $5.1 million, respectively.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The Company capitalizes interest as part of the acquisition cost of a qualifying asset. Interest is capitalized only during the period of time required to complete and prepare the asset for its intended use. For each of the three month periods ended March 31, 2016 and 2015, the Company capitalized interest of approximately $0.1 million and $0.2 million, respectively.

NOTE 9. ENERGY SWAP AGREEMENTS

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

Energy Swap	Consumption Period	Quantity	Price Per Unit	Energy Swap Asset/(Liability) as of March 31, 2016	Deferred Tax Asset/(Liability) as of March 31, 2016
				(in thousands)
Diesel - NYMEX Heating Oil Swap	May - November, 2016	2,936,779 Gallons	$2.03	$(2,279)	$798
Natural Gas - NYMEX Natural Gas Swap	April – October, 2016	374,850 MMBTUs	$3.05	(340)	119
Propane – Natural Gas Liquids Swap	June - November, 2016	2,560,790 Gallons	$0.53	(172)	60
Diesel - NYMEX Heating Oil Swap	May - November, 2017	1,801,960 Gallons	$1.47	(136)	48
Natural Gas - NYMEX Natural Gas Swap	April – October, 2017	312,400 MMBTUs	$2.82	(33)	11
Propane – Natural Gas Liquids Swap	June - November, 2017	1,464,800 Gallons	$0.40	83	(29)
				$(2,877)	$1,007

Energy Swap	Consumption Period	Quantity	Price Per Unit	Energy Swap Asset/(Liability) as of December 31, 2015	Deferred Tax Asset/(Liability) as of December 31, 2015
				(in thousands)
Diesel - NYMEX Heating Oil Swap	May - November, 2016	2,418,679 Gallons	$2.23	$(2,319)	$812
Natural Gas - NYMEX Natural Gas Swap	April – October, 2016	374,850 MMBTUs	$3.05	(207)	72
Propane – Natural Gas Liquids Swap	June - November, 2016	1,902,590 Gallons	$0.58	(322)	113
Diesel - NYMEX Heating Oil Swap	May - November, 2017	716,560 Gallons	$1.69	(165)	58
Natural Gas - NYMEX Natural Gas Swap	April – October, 2017	187,400 MMBTUs	$2.97	(45)	15
				$(3,058)	$1,070

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

As of March 31, 2016, Omega Protein has recorded a long-term liability of $0.1 million, net of the current portion included in other current liabilities of $2.8 million, to recognize the fair value of energy swap derivatives, and has also recorded a deferred tax asset of $1.0 million associated therewith. As of December 31, 2015, Omega Protein has recorded a long-term liability of $0.2 million net of the current portion included in other current liabilities of $2.9 million to recognize the fair value of energy swap derivatives, and has also recorded a deferred tax asset of $1.1 million associated therewith. The effective portion of the change in fair value from inception to March 31, 2016 is recorded in “accumulated other comprehensive loss” in the Company’s unaudited condensed consolidated financial statements. The following table illustrates the changes recorded, net of tax, in accumulated other comprehensive loss resulting from the energy swap agreements (in thousands).

	2016	2015
Balance at January 1,	$(2,012)	$(2,137)
Net change associated with current period swap transactions, net of tax,	118	(64)
Balance at March 31,	$(1,894)	$(2,201)

The $1.9 million reported in accumulated other comprehensive loss as of March 31, 2016 will be reclassified to the unallocated inventory cost pool in the period when the energy consumption takes place. The amount to be reclassified, net of taxes, during the next 12 months is expected to be approximately $1.8 million.

The aggregate fair value of derivative instruments in gross liability positions as of March 31, 2016 and December 31, 2015 was $3.2 million and $3.1 million, respectively.

As of March 31, 2016 (in thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts of Assets (Liabilities) Offset	Net Amounts of Assets (Liabilities) Presented in the Balance Sheet
Energy swap derivatives – asset position	$32	$(1)	$31
Energy swap derivatives – liability position	$(3,203)	$295	$(2,908)

As of December 31, 2015 (in thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts of Assets (Liabilities) Offset	Net Amounts of Assets (Liabilities) Presented in the Balance Sheet
Energy swap derivatives – liability position	$(3,058)	$-	$(3,058)

If, at any time, the swaps are determined to be ineffective due to changes in the Company’s energy usage, price correlations or underlying hedge agreements or assumptions, the fair value of the portion of the energy swaps determined to be ineffective will be recognized as a gain or loss in cost of sales for the applicable period. For the three months ended March 31, 2016 and 2015, the Company recognized charges of $0 and $0.4 million, respectively, to cost of sales resulting from transactions associated with the ineffectiveness of diesel energy swaps. The fair value of all outstanding derivatives is determined using a model with inputs that are observable in the market or can be derived from or corroborated by observable data (level 2).

NOTE 10. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is measured as the excess of the cost of an acquisition over the sum of the amounts assigned to the fair value of tangible and intangible assets acquired less liabilities assumed. All of the Company’s goodwill and other intangible assets are the result of acquisitions in the human nutrition segment.

Goodwill is tested annually for impairment, and whenever an event occurs or circumstances change that would more likely than not indicate that the carrying value of a reporting unit that includes goodwill is greater than the fair value of that reporting unit. Determining whether an indicator of impairment has occurred during an interim period involves a significant amount of judgment.  During the interim periods, qualitative factors such as deterioration in general economic conditions, changes in the market for an entity’s products or services, declines in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods, among others, are evaluated to determine if a triggering event which would result in a potential impairment has occurred.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

As of December 31, 2015, the Company completed its annual assessment of the WSP reporting unit’s goodwill for potential impairment. In that assessment, the Company estimated that the fair value of the reporting unit exceeded its carrying value by $2.5 million or 12%. Key assumptions and sensitivities related to that assessment are more fully explained in Note 10 to the consolidated financial statements in Item 8 of the Company’s Form 10-K for the fiscal year ended December 31, 2015. During the first quarter of 2016, this reporting unit experienced gross profits and operating income slightly lower than assumed in the December 31, 2015 analysis. However, the Company’s long-term outlook on these businesses remains consistent with the previous forecast and the Company determined that an interim assessment for impairment is not necessary for the WSP reporting unit. In future quarters, the Company will continue to monitor events and circumstances related to WSP for any indicators that the carrying value of WSP, including goodwill, is greater than the fair value of this reporting unit. Considering the level of sensitivity with respect to key assumptions, if future cash flow expectations decline sufficiently the estimated fair values would be reduced and could potentially result in a material impairment in a subsequent period.

The following table summarizes the changes in the carrying amount of goodwill by reporting unit (in thousands):

	Bioriginal Food & Science	WSP	Total
January 1, 2016	$26,513	11,614	$38,127
Foreign currency translation adjustment	192	—	192
March 31, 2016	$26,705	11,614	$38,319

The following table summarizes the Company’s intangible assets (in thousands):

	Balance at January 1, 2016	Reclassified	(1) Amortization	Foreign currency translation adjustment	Balance at March 31, 2016
Customer relationships and brand names, net of accumulated amortization of $4,230 and $4,724, respectively	$14,851	362	(494)	71	$14,790
Indefinite life intangibles – trade names/secrets and other	5,256	(362)	—	32	4,926
Total intangible assets	$20,107	—	(494)	103	$19,716

(1)	Weighted average life of approximately 10 years.

Amortization expense of the Company’s intangible assets for each of the three months ended March 31, 2016 and 2015 was approximately $0.5 million. The table below shows estimated future amortization expense related to intangible assets (in thousands):

Remainder of 2016	$1,515
2017	2,017
2018	2,017
2019	2,017
Thereafter	7,224
Total estimated future amortization expense	$14,790

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The Company’s goodwill and other intangible assets are more fully explained in Note 10 to the consolidated financial statements in Item 8 of the Company’s Form 10-K for the fiscal year ended December 31, 2015.

NOTE 11. NOTES PAYABLE AND LONG-TERM DEBT

The Company's long-term debt is summarized in the table below (in thousands):

	March 31, 2016	December 31, 2015
Amounts due on Loan Agreement in August 2020, interest at a Base Rate, LIBOR, and CDOR plus an applicable margin (1.69% to 3.50% at March 31, 2016 and 1.49% to 2.70% at December 31, 2015)	$21,840	$22,882
ING Commercial Finance B.V., interest at EURIBOR plus an applicable rate (1.70% at March 31, 2016 and December 31, 2015)	2,063	1,214
Total debt	23,903	24,096
Less current maturities	(2,063)	(1,214)
Long-term debt	$21,840	$22,882

The estimated fair value of the Company’s total debt at March 31, 2016 and December 31, 2015, based on quoted market prices available to the Company for issuance of similar debt with similar terms (level 2), approximated carrying value.

On August 20, 2015 (the “Closing Date”), the Company and certain subsidiaries entered into a Second Amended and Restated Loan Agreement (the “Loan Agreement”) with Wells Fargo Bank, National Association, as administrative agent (the “Agent”) for the lenders (currently Wells Fargo Bank, N.A., JP Morgan Chase Bank, N.A. and BMO Harris Bank, N.A.) (collectively, the “Lenders”) pursuant to which the Lenders agreed to extend credit to the Company in the form of loans (each a “Loan” and collectively, the “Loans”) on a revolving basis of up to $125.0 million in the aggregate (the “Commitment”), with $95.0 million of such Commitment allocated to Revolving A Loans to be made to the Company or Omega Protein in U.S. Dollars or Alternative Currencies (as such term is defined in the Loan Agreement) and $30.0 million of such Commitment allocated to Revolving B Loans to be made to the Company and certain subsidiaries, including Bioriginal Food & Science, in U.S. Dollars or Canadian Dollars. The Commitment includes a sub-facility for swingline loans up to an amount not to exceed $10.0 million, a sub-facility for standby letters of credit issued for the account of the Company or Omega Protein up to an amount not to exceed $20.0 million, a sub-facility for standby or commercial letters of credit issued for the account of Bioriginal Food & Science up to an amount not to exceed $7.5 million (subject to a temporary increase of $9.0 million), and an accordion feature that allows the Company to increase the amount of the Commitment up to an additional $75.0 million, subject to the further commitments of the Lenders and other customary conditions precedent. The Loan Agreement amended and restated the Company’s existing senior secured credit facility (the “Prior Loan Agreement”). The proceeds of the Loan Agreement were used to (a) refinance existing debt under the Prior Loan Agreement, (b) pay fees and expenses incurred in connection with refinancing the Prior Loan Agreement and entry into the Loan Agreement, (c) refinance certain debt owed to HSBC Bank Canada pursuant to an agreement that has been terminated, and (d) provide ongoing working capital and for other general corporate purposes of the Company and its subsidiaries.

All Loans and all other obligations outstanding under the Loan Agreement shall be payable in full in August 2020. As of March 31, 2016 and December 31, 2015, the Company had $23.9 million and $24.1 million outstanding under the Loan Agreement and approximately $8.6 million and $7.8 million in letters of credit issued, respectively. As of March 31, 2016, the Company was in compliance with all financial covenants under the Loan Agreement. The Company has no off-balance sheet arrangements other than normal operating leases and standby letters of credit.

In March 2015, Bioriginal Food & Science Europe extended the terms of its credit facility with ING Commercial Finance B.V. which provides borrowings up to an amount based on accounts receivable and inventory balances, and matures on March 31, 2018.  Advances are repayable on demand and bear interest payable monthly at 1.75% + EURIBOR (currently 1.70%).  This credit facility is secured by accounts receivable and inventory of Bioriginal Food & Science Europe to a maximum of 85% of accounts receivable and 60% of inventory.  This credit facility contains cross default provisions and other covenants.  As of March 31, 2016 and December 31, 2015, Bioriginal Food & Science Europe had $2.1 million and $1.2 million outstanding under this credit facility, respectively, which is included in current maturities.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

In June 2010, Bioriginal Food & Science Europe entered into a credit facility with ING Bank N.V. which provides borrowings up to 250,000 Euro and matures on November 16, 2016.  Under the credit facility, interest is paid at 2.70% plus the EURIBOR rate (currently 2.49%).  This credit facility is secured by Bioriginal Food & Science Europe’s equipment. This facility contains cross default provisions and other covenants.   As of March 31, 2016 and December 31, 2015, there were no outstanding borrowings under this credit facility.

The Company’s notes payable and long-term debt are more fully explained in Note 11 to the consolidated financial statements in Item 8 of the Company’s Form 10-K for the fiscal year ended December 31, 2015.

NOTE 12. ACCRUED LIABILITIES

Accrued liabilities are summarized below:

	March 31, 2016	December 31, 2015
	(in thousands)
Insurance	$7,597	$9,751
Reserve for plant closure costs	731	375
Salary and benefits	6,323	9,630
Trade creditors	5,849	7,085
Taxes, other than income tax	534	145
Income tax	4,988	3,199
Energy swap liability, current portion	2,798	2,849
Deferred revenue	283	99
Accrued interest	12	35
Other	270	86
Total accrued liabilities	$29,385	$33,254

Deferred revenue represents payments primarily received from international customers related to revenues which were not recognized until the subsequent period due to revenue recognition criteria.

NOTE 13. COMMITMENTS AND CONTINGENCIES

Bioriginal Contingency

In September 2014, the Company acquired all of the outstanding equity of Bioriginal Food & Science pursuant to the terms of a share purchase agreement. A portion of the equity of Bioriginal Food & Science that was sold was indirectly held by the management, who continue to be employed by Bioriginal Food & Science and share in the management of Bioriginal Food & Science’s business.

In addition to the acquisition date cash purchase price and restricted stock, the management sellers may also earn additional amounts based on the annual adjusted EBITDA of Bioriginal Food & Science’s business during each of the calendar years 2014 through 2016. For each calendar year, if the adjusted EBITDA meets or exceeds agreed upon targets, the management sellers will be eligible for an earn-out payment ranging from $1.2 million to $2.9 million Canadian Dollars, subject to certain forfeitures based on termination of management sellers’ employment. Based on results for 2014 and 2015, the expected maximum total payment for all three years is $5.3 million Canadian dollars.

The earn-out payments are estimated on a quarterly basis and will be paid-out in September 2017. The Company records the estimated contractual obligation as compensation expense during each year as it is deemed probable that such amount will be payable. As of March 31, 2016 and December 31, 2015, the outstanding liability associated with the earn-out was $1.7 million and $1.3 million, respectively.

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

Three Months Ended March 31:	2016		2015
Allocation of earnings:
Net income	$8,380		$1,669
Income allocated to participating securities	(137)		(44)
Income allocated to common shares outstanding	$8,243		$1,625

Weighted average common shares outstanding	21,861		21,006
Basic earnings per share		0.38		0.08

Stock options assumed exercised	307		460
Weighted average diluted common shares and potential common
share equivalents outstanding	22,168		21,466
Diluted earnings per share		0.37		0.08

Options to purchase the following number of shares of common stock (in thousands) were outstanding during the three months ended March 31, 2016 and 2015, but were excluded from the computation of diluted earnings per share because the adjusted exercise prices of the options based upon the assumed proceeds were greater than the average market price of the shares during that period.

Three Months Ended March 31,
2016	2015
0	125

NOTE 15. STOCK-BASED COMPENSATION

Restricted Stock

The Company has issued shares of restricted stock under the 2015 Long Term Incentive Plan (“2015 Incentive Plan”) and 2006 Incentive Plan. Shares of restricted stock have generally vested on the third anniversary of the grant date or in equal installments over three years except for shares of restricted stock granted to non-employee directors which vest six months after the grant date. Non-vested shares are generally forfeited upon the termination of employment or service as a director. Holders of shares of restricted stock are entitled to all rights of a stockholder of the Company, including the right to vote the shares and receive any dividends or other distributions. The non-vested shares are considered participating securities and the Company has calculated earnings per share using the two-class method. See Note 14 – Reconciliation of Basic and Diluted Per Share Data.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

During the three month periods ended March 31, 2016 and 2015, the Company issued 48,425 and 82,072 shares of restricted stock under the 2015 Incentive Plan and 2006 Incentive Plan, respectively, to employees and non-employee directors. The Company’s compensation expense related to restricted stock was approximately $0.5 million and $0.5 million ($0.3 million and $0.4 million after tax) for the three months ended March 31, 2016 and 2015, respectively, which is primarily reflected in selling, general and administrative expenses in the unaudited condensed consolidated statement of comprehensive income. As of March 31, 2016, there was approximately $3.5 million ($2.3 million after tax) of unrecognized compensation expense related to non-vested restricted stock that is expected to be recognized over a weighted-average period of 1.5 years, of which $1.6 million ($1.0 million after-tax) of compensation expense is expected to be recognized during the remainder of fiscal year 2016.

Performance Units

On February 6, 2014, the Company adopted the 2014 Cash Incentive Performance Unit Plan, on February 26, 2015, the Company adopted the 2015 Cash Incentive Performance Unit Plan and on March 8, 2016, the Company adopted the 2016 Cash Incentive Performance Unit Plan. The value of the units will be determined by reference to the performance of the Company’s common stock during the relevant performance period compared to the performance of the Russell 2000 Index member companies (the “Peer Group”) during that same period. One third of the Performance Units granted will be earned at the end of each calendar year of the performance period and will be valued for the calendar year based on the Total Shareholder Return (“TSR”) of the Company compared to the TSR of the Peer Group. The performance units contain a service provision of approximately 3 years and are liability-classified awards included in other long-term liabilities which are adjusted to fair value on a quarterly basis.

The Company’s compensation expense related to performance units was approximately $0.2 million and $0.3 million ($0.1 million and $0.2 million after tax) for the three months ended March 31, 2016 and 2015, respectively, which is primarily reflected in selling, general and administrative expenses in the unaudited condensed consolidated statement of comprehensive income. As of March 31, 2016, there was approximately $3.0 million ($2.0 million after tax) of unrecognized compensation expense related to performance units that is expected to be recognized over a weighted-average period of 2.1 years, of which $1.3 million ($0.8 million after-tax) of compensation expense is expected to be recognized during the remainder of fiscal year 2016.

NOTE 16. COMPONENTS OF NET PERIODIC BENEFIT COST

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Service cost	$—	$—
Interest cost	251	230
Expected return on plan assets	(212)	(276)
Amortization of prior service costs	—	—
Amortization of net loss	341	300
Net periodic pension cost	$380	$254

For the three months ended March 31, 2016 and 2015, the Company contributed approximately $0.2 million and $0.4 million, respectively, to the Company’s pension plan. The Company expects to make contributions of $0.4 million to the pension plan during the remainder of 2016.

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

OMEGA PROTEIN CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Company’s MD&A contained in the Form 10-K for the fiscal year ended December 31, 2015 (the “2015 Form 10-K”), and in conjunction with the consolidated financial statements included in this report and in the 2015 Form 10-K.

Forward-looking statements in this Form 10-Q, future filings by the Company with the Securities and Exchange Commission (the “Commission” or “SEC”), the Company’s press releases and oral statements by authorized officers of the Company are intended to be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainty. The Company believes that forward-looking statements made by it are based on reasonable expectations; however, no assurances can be given that actual results will not differ materially from those contained in such forward-looking statements. Forward-looking statements include statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include the words “estimate,” “project,” “anticipate,” “expect,” “predict,” “assume,” “believe,” “could,” “would,” “hope,” “may,” or similar expressions. In evaluating those statements, you should carefully consider the information above as well as the risks outlined in Item 1A. Risk Factors in our 2015 Form 10-K and this Form 10-Q.

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

Prior to December 31, 2015, the Company’s human nutrition segment operated under the names Nutegrity and Bioriginal Food & Science Corp. (“Bioriginal Food & Science”). Nutegrity was comprised primarily of three subsidiaries: Cyvex Nutrition, Inc. (“Cyvex”), InCon Processing, L.L.C. (“InCon”) and Wisconsin Specialty Protein, L.L.C. (“WSP”).  Subsequent to December 31, 2015, the Company combined the Nutegrity and Bioriginal Food & Science names into one name and does business under the name “Bioriginal” which includes all of the human nutrition businesses except the tera’s® branded products. Bioriginal has three primary product lines: protein products, specialty oils and other nutraceutical ingredients. Bioriginal Food & Science, acquired by the Company in September 2014 and headquartered in Saskatoon, Canada with additional operations in the Netherlands, is a supplier of plant and marine based specialty oils to the food and nutraceutical industries. WSP, acquired by the Company in February 2013, is a manufacturer and marketer of specialty dairy proteins and other related products headquartered in Madison, Wisconsin and operates a production facility in Reedsburg, Wisconsin. Cyvex is located in Irvine, California and is an ingredient supplier for the food and nutraceutical industries. InCon is located in Batavia, Illinois and is a specialty processor that utilizes molecular distillation technology to purify and concentrate Omega-3 fish oils and, subject to outside demand and excess capacity, a variety of other compound products for third-party tolling customers. On March 8, 2016, as part of its strategy to focus on non-concentrated omega-3 oils instead of concentrated omega-3 oils, the Company decided to exit its Batavia, Illinois oil concentration facility and relocate certain assets from this facility to other Company facilities. In order to satisfy current customer obligations, the Company plans to continue to operate this facility on a limited basis through the middle of 2017. For additional information see Note 2 – Plant Closures to the unaudited condensed consolidated financial statements in Item 1.

The Company also operates a technical center in Houston, Texas, the Omega Protein Technology and Innovation Center, which has food science application labs as well as analytical, sensory, lipids research and pilot plant capabilities.

For financial information about the Company’s industry segments for the three months ended March 31, 2016 and 2015, see Note 3 – Industry Segments to the unaudited condensed consolidated financial statements in Item 1.

OMEGA PROTEIN CORPORATION

Company Overview

Revenues Composition. The following table sets forth the Company’s revenues by product (in millions) and the approximate percentage of total revenues represented thereby, for the indicated periods:

	Three Months Ended March 31,
	2016		2015
	Revenues	Percent	Revenues	Percent
Animal Nutrition Revenues
Fish Meal	$34.1	40.2%	$26.6	37.2%
Fish Oil	8.8	10.4	2.6	3.6
Refined Fish Oil	6.4	7.5	6.8	9.5
Fish Solubles and Other	0.9	1.1	0.8	1.1
Human Nutrition Revenues
Specialty oils	27.7	32.7	28.0	39.1
Dairy protein products	4.4	5.2	3.5	4.9
Other nutraceutical ingredients	2.5	2.9	3.3	4.6
Total	$84.8	100.0%	$71.6	100.0%

The following table sets forth the Company’s revenues by geography (in millions) and the approximate percentage of total revenues represented thereby, for the indicated periods:

	Three Months Ended March 31,
	2016		2015
	Revenues	Percent	Revenues	Percent

U.S. - Domestic Revenues	$56.8	66.9%	$52.1	72.7%
Export Revenues	28.0	33.1	19.5	27.3
Total	$84.8	100.0%	$71.6	100.0%

 Animal Nutrition Products

2016 Fishing Information.  At March 31, 2016, Omega Protein owned a fleet of 37 vessels and 27 spotter aircraft for use in its fishing operations and also leased additional aircraft where necessary to facilitate operations. For the 2016 fishing season in the Gulf of Mexico, which is expected to run from mid-April through October, Omega Protein plans to operate 20 fishing and carry vessels and 21 spotter aircraft. The fishing area in the Gulf is generally located along the Gulf Coast, with a concentration off the Louisiana and Mississippi coasts. The fishing season along the Atlantic coast is expected to begin in May and can extend into early December. For the 2016 season, Omega Protein plans to operate 8 fishing vessels and 7 independently-owned spotter aircraft along the Mid-Atlantic coast. The remaining fleet of fishing vessels and spotter aircraft are not routinely operated during the fishing season and are back-up to the active fleet, used for other transportation purposes, inactive, in the process of refurbishment in the Company’s shipyard or held for disposal.

The results of the 2016 fishing season will depend in large part on the volume of fish caught, and the oil yield associated with the catch.  For illustrative purposes, the Company’s 2015 fish catch was 34.6% above the 2014 fish catch and related production results were 29.3% above 2014 production. The increased fish catch and related production for 2015 was due in part to increased processing rates as a result of recent capital investment. The higher percentage increase in fish catch as compared to production is due to a reduction in total yield, primarily as a result of lower fish oil yields. The Company believes that fish oil yields are influenced by multiple factors, including but not limited to, fish diet, weather, water temperature and nutrient content, fish population and age of fish, but such possible relationships and inter-relationships are not generally well understood. The increased fish catch offset the impact of lower oil yields and resulted in lower per unit inventory cost for the 2015 fishing season as compared to the 2014 fishing season.

OMEGA PROTEIN CORPORATION

Sales Contracts. Omega Protein generally sells most of its products on up to a twelve-month forward contract basis with the balance sold on a spot basis through purchase orders or under longer-term forward contracts. Omega Protein’s sales contracts generally contain force majeure and other production allocation provisions. Historically, fish meal and fish oil sold on a forward contract basis have fluctuated from year to year based upon perceived market availability and forward price expectations. As of March 31, 2016, Omega Protein has sold forward on a contract basis approximately 54,000 short tons (1 short ton = 2,000 pounds) of fish meal and 15,000 metric tons (1 metric ton = 2,204.6 pounds) of fish oil for 2016, contingent on 2016 production and product availability. Of these 2016 forward sales, the majority was contracted during 2015. As a basis of comparison, as of March 31, 2015, Omega Protein had sold forward on a contract basis approximately 41,000 short tons of fish meal and 16,000 metric tons of fish oil for 2015.

Omega Protein’s annual revenues are highly dependent on pricing, annual fish catch, production yields and inventories. Inventory is generally carried over from one year to the next year and Omega Protein determines the level of inventory to be carried over based on existing contracts, prevailing market prices of the products and anticipated customer usage and demand during the off-season. Thus, production volumes do not necessarily correlate with sales volumes in the same year and sales volumes will fluctuate from quarter to quarter. Omega Protein’s fish meal products have a useable life of approximately one year from the date of production. Practically, however, Omega Protein attempts to empty its warehouses of the previous season’s products by May or June of the new fishing season. Omega Protein’s crude fish oil products do not lose efficacy unless exposed to oxygen and, therefore, their storage life typically is longer than that of fish meal.

Results of Operations

The following discussion segregates the financial results of our two industry segments: animal nutrition and human nutrition. For a discussion of our segments, see Note 3 - Industry Segments to the unaudited condensed consolidated financial statements in Item 1.

Interim Results for the First Quarters ended March 31, 2016 and 2015

Animal Nutrition

	Three Months Ended March 31,
	2016	2015	Increase (Decrease)
	(in millions)
Revenues	$50.2	$36.8	$13.4
Cost of sales	29.7	26.3	3.4
Gross profit	20.5	10.5	10.0
Selling, general and administrative expenses (including research and development)	0.5	0.6	(0.1)
Loss related to plant closures	—	0.6	(0.6)
Other (gains) and losses	—	0.3	(0.3)
Operating income	$20.0	$9.0	$11.0

Revenues.    Animal nutrition revenues increased $13.4 million, or 36.3%, from $36.8 million for the three months ended March 31, 2015 to $50.2 million for the three months ended March 31, 2016. The increase in animal nutrition related revenues was primarily due to increased sales volumes of 34.6% and 103.2% for the Company’s fish meal and fish oil, respectively, partially offset by decreased sales prices of 5.1% and 20.2% for the Company’s fish meal and fish oil, respectively. Considering fish meal, fish oil and fish solubles sales activities in total, the Company experienced a $14.6 million increase in revenues due to the increase in sales volumes partially offset by a $1.2 million decrease in revenues caused by decreased sales prices, when comparing the three months ended March 31, 2016 and 2015. The increase in fish meal and fish oil sales volumes is primarily due to the timing of contracts and increased level of inventory at the beginning of 2016 due to increased production during the 2015 fishing season compared to the 2014 fishing season. The decrease in fish oil sales prices is due to a change in the product mix related to a larger relative volume of unrefined fish oil sales during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.

Cost of sales.    Animal nutrition cost of sales, including depreciation and amortization, for the three months ended March 31, 2016 was $29.7 million, an increase of $3.4 million, or 13.1%, as compared to the three months ended March 31, 2015. Cost of sales as a percentage of revenues was 59.2% for the three months ended March 31, 2016 compared to 71.4% for the three months ended March 31, 2015. The decrease in cost of sales as a percentage of revenues was primarily the result of decreased cost per unit of sales of 21.1% during the three months ended March 31, 2016 compared to the three months ended March 31, 2015, due to higher fish catch and production in the 2015 fishing season compared to the 2014 fishing season.

OMEGA PROTEIN CORPORATION

Gross profit.    Animal nutrition gross profit increased $10.0 million, or 94.0%, from $10.5 million for the three months ended March 31, 2015 to $20.5 million for the three months ended March 31, 2016 due largely to the increase in sales volumes. Gross profit as a percentage of revenue was 40.7% for the three months ended March 31, 2016 compared to 28.6% for the three months ended March 31, 2015. The increase in gross profit as a percentage of revenue was primarily due to the decreased cost per unit of sales as discussed above.

Selling, general and administrative expenses.    Animal nutrition selling, general and administrative expenses decreased $0.1 million to $0.5 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The decrease in selling, general and administrative expenses is primarily due to decreased labor expenses during the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

Loss related to plant closures. As a result of the closing of the Cameron, Louisiana fish processing plant, the Company recognized an ongoing loss on closure of approximately $0.6 million in the three months ended March 31, 2015 primarily related to the relocation of certain assets at the Cameron facility and other closure costs not related to future inventory production. The loss for the three months ended March 31, 2016 was less than $0.1 million.

Other (gains) and losses.   The Company recorded other losses for the three months ended March 31, 2015 of $0.3 million related to the disposal of assets in the ordinary course of business. The gain for the three months ended March 31, 2016 was less than $0.1 million.

Human Nutrition

	Three Months Ended March 31,
	2016	2015	Increase (Decrease)
	(in millions)
Revenues	$34.7	$34.8	$(0.1)
Cost of sales	30.3	30.6	(0.3)
Gross profit	4.4	4.2	0.2

Selling, general and administrative expenses (including research and development)	4.2	5.0	(0.8)
Loss related to plant closures	0.6	—	0.6
Operating income (loss)	$(0.4)	$(0.8)	$0.4

Revenues.    Human nutrition revenues decreased $0.1 million, or 0.4%, from $34.8 million for the three months ended March 31, 2015 to $34.7 million for the three months ended March 31, 2016, primarily due to decreases in sales of other nutraceuticals ingredients and menhaden Omega-3 concentrates and tolling, partially offset by increases in sales of protein products. Specialty oils decreased by $0.3 million to $27.7 million (including $0.9 million from menhaden omega-3 concentrates and tolling) of revenue in the three months ended March 31, 2016 from $28.0 million (including $1.5 million from menhaden omega-3 concentrates and tolling) in the three months ended March 31, 2015. Protein products increased by $0.9 million to $4.4 million of revenue during the three months ended March 31, 2016 from $3.5 million during the three months ended March 31, 2015. The increase in revenues from protein products was primarily due to higher sales of bulk ingredients. Other nutraceutical ingredients decreased by $0.8 million to $2.5 million of revenue during the three months ended March 31, 2016 as compared to $3.3 million during the three months ended March 31, 2015.

Cost of sales.    Human nutrition cost of sales, including depreciation and amortization, for the three months ended March 31, 2016 was $30.3 million, a $0.3 million or 0.9% decrease compared to the three months ended March 31, 2015. Human nutrition cost of sales as a percentage of revenue decreased from 87.8% for the three months ended March 31, 2015 to 87.4% for the three months ended March 31, 2016. Specialty oils added $24.7 million (including $1.7 million from menhaden omega-3 concentrates and tolling) and $25.0 million (including $2.2 million from menhaden omega-3 concentrates and tolling) of cost of sales during the three months ended March 31, 2016 and 2015, respectively.

Protein products cost of sales was $3.9 million for the three months ended March 31, 2016 as compared to $3.5 million during the three months ended March 31, 2015. Other nutraceutical ingredients cost of sales was $1.7 million during the three months ended March 31, 2016 as compared to $2.1 million for the three months ended March 31, 2015. The increase in protein products and decrease in other nutraceutical ingredients cost of sales were mainly attributed to changes in sales.

OMEGA PROTEIN CORPORATION

Gross profit.    Human nutrition gross profit increased $0.2 million, or 2.9%, from $4.2 million for the three months ended March 31, 2015 to $4.4 million for the three months ended March 31, 2016. Gross profit as a percentage of revenue was 12.6% for the three months ended March 31, 2016 as compared to 12.2% for the three months ended March 31, 2015. The increase in gross profit as a percentage of revenue was primarily due to increased protein products gross profit as a percentage of revenues.

Selling, general and administrative expenses.    Human nutrition selling, general and administrative expenses decreased $0.8 million, or 17.8%, from $5.0 million for the three months ended March 31, 2015 to $4.2 million for the three months ended March 31, 2016. The decrease in selling, general and administrative expenses is primarily due to decreased labor expenses during the three months ended March 31, 2016 compared the three months ended March 31, 2015.

Loss related to plant closures. As a result of the planned closing of the Batavia, Illinois oil concentration facility, the Company recognized a loss of $0.6 million in the three months ended March 31, 2016 largely related to employee severance accruals. No such charge was recognized during the three months ended March 31, 2015.

Unallocated

	Three Months Ended March 31,
	2016	2015	Increase (Decrease)
	(in millions)
Selling, general and administrative expenses (including research and development)	$4.9	$4.6	$0.3

Selling, general and administrative expenses (including research and development). Unallocated selling, general and administrative expenses increased $0.3 million, or 7.5%, from $4.6 million for the three months ended March 31, 2015 to $4.9 million for the three months ended March 31, 2016. The increase in selling, general and administrative expenses is primarily due to increased labor and other expenses during the three months ended March 31, 2016 compared the three months ended March 31, 2015.

Other non-segmented results of operation

Interest expense.    Interest expense decreased $0.3 million from $0.4 million for the three months ended March 31, 2015 to $0.1 million for the three months ended March 31, 2016. The decrease in interest expense is primarily due to the decreased total debt balance and applicable interest rates for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. Capitalized interest, which offsets interest expense, was $0.1 million and $0.2 million for the three months ended March 31, 2016 and 2015, respectively.

(Loss) on foreign currency.    The Company recorded a $1.4 million and a $0.5 million loss on foreign currency in the three months ended March 31, 2016 and 2015, respectively, due to fluctuations in the Canadian dollar foreign exchange rate and working capital balances at Bioriginal Food & Science’s Canadian operations.

Provision for income taxes.    The Company recorded a $4.6 million provision for income taxes for the three months ended March 31, 2016 representing an effective tax rate of 35.5% for income taxes compared to 36.9% for the three months ended March 31, 2015. The decrease in the effective tax rate is primarily the result of increased income before income taxes for the quarter ended March 31, 2016, which reduced the impact of non-deductible expenses. The statutory tax rate of 35% for U.S. federal taxes was in effect for each of the three months ended March 31, 2016 and 2015.

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

OMEGA PROTEIN CORPORATION

Liquidity and Capital Resources

The Company’s primary sources of liquidity and capital resources have been cash flows from operations and bank credit facilities. These sources of cash flows have been used for operations, capital expenditures, payment of long-term debt, business acquisitions and the purchase and retirement of shares of the Company’s common stock.

At March 31, 2016, the Company had an unrestricted cash balance of $1.4 million, an increase of $0.7 million from December 31, 2015. Omega Protein’s annual revenues and its resulting liquidity are highly dependent on annual fish catch, production yields, selling prices for its products and inventories available for sale.  Omega Protein’s average selling price for its animal nutrition products for the three months ended March 31, 2016 was consistent with its average selling price for the year ended December 31, 2015.  However, Omega Protein’s average per unit cost of sales for its animal nutrition ingredients for the three months ended March 31, 2016 was 6.6% lower than its average per unit cost of sales for the year ended December 31, 2015.

The aggregate amount of the Company’s outstanding indebtedness as of March 31, 2016 was $23.9 million compared to $24.1 million as of December 31, 2015.  The Company has a moderately leveraged financial structure which could limit its financial flexibility. In particular, the Company will be required to use a portion of its cash flows to pay principal and interest on its debt, which will reduce the amount of money the Company has for operations, capital expenditures, expansion, acquisitions or general corporate or other business activities. In addition, the covenants contained in the Company’s debt agreements limit its ability to borrow money in the future for acquisitions, capital expenditures or to meet the Company’s operating expenses or other general corporate obligations. See “Item 1A. Risk Factors - The Company has a moderate amount of indebtedness, which may adversely affect its ability to operate its business, remain in compliance with debt covenants and make payments on its debt” in the Company’s 2015 Form 10-K.

As of March 31, 2016, the Company has contracted through energy swap derivatives or physical contracts a portion of its estimated 2016 and 2017 energy use.

Source of Capital: Operations

Net cash flow provided by operating activities increased from approximately $3.8 million for the three months ended March 31, 2015 to $10.8 million for the three months ended March 31, 2016. The increase in operating cash flow is primarily attributable to increased net income from the sale of animal nutrition segment inventory as a result of increased fish catch in 2015 as compared to 2014.

Source of Capital: Debt

Net financing activities used cash of $0.4 million and provided cash of $5.5 during the three months ended March 31, 2016 and 2015, respectively. The three months ended March 31, 2016 included $0.2 million in proceeds and tax effects received from stock options exercised, $0.4 million in stock repurchases relating to employee returns of restricted stock to the Company in satisfaction of withholding taxes, $5.5 million in debt principal payments and $5.2 million in debt principal borrowings. The three months ended March 31, 2015 included $1.0 million in proceeds and tax effects received from stock options exercised, $0.2 million in stock repurchases relating to employee returns of restricted stock to the Company in satisfaction of withholding taxes, $3.1 million in debt principal payments and $7.8 million in debt principal borrowings.

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

OMEGA PROTEIN CORPORATION

All Loans and all other obligations outstanding under the Loan Agreement shall be payable in full in August 2020. As of March 31, 2016 and December 31, 2015, the Company had $23.9 million and $24.1 million outstanding under the Loan Agreement and approximately $8.6 million and $7.8 million in letters of credit issued, respectively. As of March 31, 2016, the Company was in compliance with all financial covenants under the Loan Agreement. The Company has no off-balance sheet arrangements other than normal operating leases and standby letters of credit.

In March 2015, Bioriginal Food & Science Europe extended the terms of its credit facility with ING Commercial Finance B.V. which provides borrowings up to an amount based on accounts receivable and inventory balances, and matures on March 31, 2018.  Advances are repayable on demand and bear interest payable monthly at 1.75% + EURIBOR (currently 1.70%).  This credit facility is secured by accounts receivable and inventory of Bioriginal Food & Science Europe to a maximum of 85% of accounts receivable and 60% of inventory.  This credit facility contains cross default provisions and other covenants.  As of March 31, 2016 and December 31, 2015, Bioriginal Food & Science Europe had $2.1 million and $1.2 million outstanding under this credit facility, respectively, which is included in current maturities.

In June 2010, Bioriginal Food & Science Europe entered into a credit facility with ING Bank N.V. which provides borrowings up to 250,000 Euro and matures on November 16, 2016.  Under the credit facility, interest is paid at 2.70% plus the EURIBOR rate (currently 2.49%).  This credit facility is secured by Bioriginal Food & Science Europe’s equipment. This facility contains cross default provisions and other covenants.   As of March 31, 2016 and December 31, 2015, there were no outstanding borrowings under this credit facility.

The Company’s notes payable and long-term debt are more fully explained in Note 11 to the consolidated financial statements in Item 8 of the Company’s Form 10-K for the fiscal year ended December 31, 2015.

Use of Capital: Capital Investments

The Company’s investing activities consist mainly of capital expenditures for equipment purchases, replacements, vessel refurbishments, plant expansions, fish oil refining processes and technology. The Company made capital expenditures of approximately $9.7 million and $10.6 million, including $0.1 and $0.2 million of capitalized interest, for the three month periods ended March 31, 2016 and 2015, respectively. The Company anticipates investing an additional $28 million to $36 million in capital expenditures during the remainder of 2016, excluding capitalized interest, primarily for the expansion of production capabilities, refurbishment of vessels and plant assets, regulatory and environmental requirements and for the improvement of certain equipment. Additional investment opportunities or requirements may arise during the year, which could cause capital expenditures to exceed this range.

Use of Capital: Financing

In May 2016, the Company announced a share repurchase program of up to $40 million over the next 3 years. The Company is not obligated under the program to acquire any particular number of shares and can suspend or terminate the program at any time. Although this program was not in place as of March 31, 2016, it is possible that it could impact financing cash flows during the remainder of 2016.

Use of Capital: Contractual Obligations

The following tables aggregate information about the Company’s contractual cash obligations and other commercial commitments (in thousands) as of March 31, 2016:

	Payments Due by Period
Contractual Cash Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years

Debt	$23,903	$2,063	$—	$21,840	$—
Interest on debt	1,866	429	823	614	—
Operating lease obligations	11,281	2,873	5,243	2,575	590
Pension funding (1)	5,380	560	1,625	1,800	1,395
Total Contractual Obligations	$42,430	$5,925	$7,691	$26,829	$1,985

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

Critical Accounting Policies and Estimates

The methods, estimates and judgments used in applying the Company’s critical accounting policies have a significant impact on the results reported in the Consolidated Financial Statements. The SEC has defined the critical accounting policies as the ones that are most important to the portrayal of the Company’s financial condition and operating results, and requires the Company to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are highly uncertain at the time of estimation. Based on this definition, the Company’s most critical policies include: valuation of inventory (Notes 1 and 6 to the consolidated financial statements in Item 8 of the Company’s 2015 Form 10-K), valuation of losses related to Jones Act and worker’s compensation insurance claims (Note 1 to the consolidated financial statements in Item 8 of the Company’s 2015 Form 10-K), valuation of income and deferred taxes (Notes 1 and 13 to the consolidated financial statements in Item 8 of the Company’s 2015 Form 10-K), valuation of property, plant and equipment including impairments (Note 9 to the consolidated financial statements in Item 8 of the Company’s 2015 Form 10-K), valuation of pension plan obligations (Notes 1 and 15 to the consolidated financial statements in Item 8 of the Company’s 2015 Form 10-K), energy swap valuations (Notes 1 to the consolidated financial statements in Item 8 of the Company’s 2015 Form 10-K) and the valuation of goodwill and other intangible assets (Notes 1 and 10 to the consolidated financial statements in Item 8 of the Company’s 2015 Form 10-K).

For all financial statement periods presented, there have been no material modifications to the application of these critical accounting policies or methodologies regarding estimates and judgements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

In the normal course of business, the financial condition of the Company is exposed to minimal market risk associated with interest rate movements on the Company’s borrowings.  In the past, to mitigate this risk, the Company has entered into interest rate swap agreements to effectively lock-in the LIBOR component of certain debt instruments.  However, no interest rate swap agreements are currently in effect. As of March 31, 2016, $23.9 million of the Company’s indebtedness was subject to variable interest rates. A one percent increase or decrease in the levels of interest rates on variable rate debt would not result in a material change to the Company’s results of operations.

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

There have been no significant changes to the Company’s exposure to market risk since the Company’s 2015 Form 10-K.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is defending various claims and litigation arising from operations in the ordinary course of the Company’s business. In the opinion of management, except as noted in the Company’s annual report on Form 10-K for the year ended December 31, 2015, any losses resulting from these matters will not have a material adverse effect on the Company’s results of operations, cash flows or financial position.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Form 10-K for the fiscal year ended December 31, 2015.

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

The following table sets forth information with respect to repurchases by the Company of its shares of Common Stock during the first quarter of 2016:

Period	Total number of shares repurchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
January 1- January 31, 2016	—	—	—	—
February 1- February 29, 2016	16,576	$21.64	—	—
March 1- March 31, 2016	—	—	—	—
First Quarter 2016	16,576	$21.64	—	—

_______________________

(1)	During the first quarter of 2016, all repurchased shares related to stock received by the Company for the payment of withholding taxes due on vesting of restricted stock awards.

OMEGA PROTEIN CORPORATION

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

On April 24, 2016, certain employees in our Moss Point, Mississippi plant voted on a representation petition brought by the International Brotherhood of Boilermakers, Iron Ship Builders, Blacksmiths, Forgers and Helpers union. The employees voted against representation by the union.

Item 6. Exhibits

Exhibit No.	Description of Exhibit
*10.1	Omega Protein Corporation 2016 Cash Incentive Performance Unit Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 11, 2016).

*10.2

Form of Award of Restricted Stock Agreement for March 8, 2016 grants of restricted stock awards (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on March 11, 2016).

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

OMEGA PROTEIN CORPORATION
(Registrant)

May 4, 2016	By:	/s/ Andrew C. Johannesen
Andrew C. Johannesen
Executive Vice President, Chief Financial Officer