Form 10-Q
period 2016-06-30
OMEGA PROTEIN CORP
filed 2016-08-03
CIK 1053650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Yes      No X .

Number of shares outstanding of the Registrant's Common Stock, par value $0.01 per share, on July 29, 2016: 22,305,073.

OMEGA PROTEIN CORPORATION

OMEGA PROTEIN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements and Notes

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$6,404	$661
Receivables, net	55,215	40,489
Inventories	106,989	119,994
Deferred tax asset, net	2,496	3,422
Prepaid expenses and other current assets	6,096	4,496
Total current assets	177,200	169,062
Property, plant and equipment, net	179,862	176,089
Goodwill	26,597	38,127
Other intangible assets, net	19,162	20,107
Other assets, net	5,665	3,818
Total assets	$408,486	$407,203

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$1,807	$1,214
Accounts payable	10,786	15,876
Accrued liabilities	41,752	33,254
Total current liabilities	54,345	50,344
Long-term debt, net of current maturities	4,201	22,882
Deferred tax liability, net	26,109	27,844
Pension liabilities, net	5,845	6,048
Other long-term liabilities	4,316	4,915
Total liabilities	94,816	112,033

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 authorized shares; none issued	—	—
Common Stock, $0.01 par value; 80,000,000 authorized shares; 22,463,801 and 22,371,179 shares issued and 22,297,073 and 22,221,027 shares outstanding at June 30, 2016 and December 31, 2015, respectively	221	220
Capital in excess of par value	152,814	151,250
Retained earnings	173,286	159,243
Treasury stock, at cost – 166,728 and 150,152 shares at June 30, 2016 and December 31, 2015, respectively	(2,863)	(2,505)
Accumulated other comprehensive loss	(9,788)	(13,038)
Total stockholders’ equity	313,670	295,170
Total liabilities and stockholders’ equity	$408,486	$407,203

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OMEGA PROTEIN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues	$112,650	$93,176	$197,493	$164,799
Cost of sales	79,252	67,345	139,276	124,173
Gross profit	33,398	25,831	58,217	40,626

Selling, general, and administrative expense	11,106	9,997	20,039	19,413
Research and development expense	713	770	1,349	1,544
Impairment of goodwill and other intangible assets	11,614	—	11,614	—
Loss related to plant closure	1,023	649	1,665	1,287
(Gain) loss on disposal of assets	(31)	27	(66)	334
Operating income	8,973	14,388	23,616	18,048
Interest expense	(134)	(465)	(279)	(823)
Gain (loss) on foreign currency	73	83	(1,358)	(462)
Other income (expense), net	116	(94)	37	(204)
Income before income taxes	9,028	13,912	22,016	16,559

Provision for income taxes	3,365	5,108	7,973	6,086
Net income	5,663	8,804	14,043	10,473

Other comprehensive income (loss):
Foreign currency translation adjustment net of tax (expense) benefit of ($194), ($180), ($584) and $706, respectively	360	334	1,085	(1,311)
Energy swap adjustment, net of tax expense of $863, $354, $927 and $319, respectively	1,603	657	1,721	593
Pension benefits adjustment, net of tax expense of $120, $105, $239 and $210, respectively	222	195	444	390
Comprehensive income	$7,848	$9,990	$17,293	$10,145

Basic earnings per share (See Note 14)	$0.25	$0.41	$0.63	$0.48

Weighted average common shares outstanding	21,885	21,111	21,873	21,059

Diluted earnings per share (See Note 14)	$0.25	$0.40	$0.62	$0.47

Weighted average common shares and potential common share equivalents outstanding	22,180	21,573	22,174	21,522

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OMEGA PROTEIN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net income	$14,043	$10,473
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,599	11,911
Loss related to plant closures	1,986	—
Loss (gain) on disposal of assets	(66)	334
Impairment of goodwill and other intangible assets	11,614	—
Provisions for losses on receivables	29	24
Share based compensation	1,071	999
Deferred income taxes	(1,747)	(16)
Unrealized loss on foreign currency fluctuations, net	1,358	462
Changes in assets and liabilities:
Receivables	(14,930)	(20,710)
Inventories	13,091	(4,625)
Prepaid expenses and other current assets	(1,596)	(2,154)
Other assets	(2,117)	(732)
Accounts payable	(5,271)	(8,536)
Accrued liabilities	11,989	7,326
Pension liability, net	241	(263)
Other long term liabilities	(390)	1,245
Net cash provided by (used in) operating activities	41,904	(4,262)
Cash flows from investing activities:
Capital expenditures	(18,272)	(21,030)
Proceeds from disposition of assets	85	36
Net cash used in investing activities	(18,187)	(20,994)
Cash flows from financing activities:
Principal payments of long-term debt	(24,500)	(3,793)
Proceeds from long-term debt	6,392	27,827
Treasury stock repurchase	(358)	(158)
Proceeds from equity compensation transactions	283	846
Excess tax benefit of equity compensation transactions	211	151
Net cash (used in) provided by financing activities	(17,972)	24,873
Net increase (decrease) in cash and cash equivalents	5,745	(383)
Translation effect on cash	(2)	—
Cash and cash equivalents at beginning of year	661	1,430
Cash and cash equivalents at end of period	$6,404	$1,047

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES SUMMARY OF OPERATIONS AND BASIS OF PRESENTATION

Business Description

Omega Protein Corporation (the “Company”) is a nutritional products company that develops, produces and delivers products throughout the world to improve the nutritional integrity of foods, dietary supplements and animal feeds. The Company operates through two industry segments: animal nutrition and human nutrition.

The animal nutrition segment is comprised primarily of two subsidiaries: Omega Protein, Inc. (“Omega Protein”) and Omega Shipyard, Inc. (“Omega Shipyard”). Omega Protein, the Company’s principal operating subsidiary, is the successor to a business conducted since 1913. Omega Protein produces and markets a variety of products produced from menhaden (a herring-like species of fish found in commercial quantities in the U.S. coastal waters of the Atlantic Ocean and Gulf of Mexico), including specialty fish meal, crude and refined fish oils and fish solubles. Omega Protein’s fish meal products are primarily used as a protein ingredient in animal feed for swine, aquaculture and household pets. Fish oil is used primarily for animal and aquaculture feeds, as well as additives to human food products and dietary supplements. Omega Protein’s fish solubles are sold primarily to bait manufactures and for use as an organic fertilizer. Omega Protein’s business is seasonal in nature and generally has higher revenues during the third quarter of each fiscal year. A portion of Omega Protein’s production is transferred to the human nutrition segment where it is further processed and sold. Omega Shipyard owns and operates a drydock facility in Moss Point, Mississippi that is used to provide shoreside maintenance for Omega Protein’s fishing fleet.

The human nutrition segment operates under the “tera’s®” branded product and “Bioriginal” names. Bioriginal has three primary product lines: specialty oils, protein products and other nutraceutical ingredients. Bioriginal is comprised primarily of four subsidiaries: Bioriginal Food & Science Corp. (“Bioriginal Food & Science”), Wisconsin Specialty Protein, L.L.C. (“WSP”), Cyvex Nutrition, Inc. (“Cyvex”) and InCon Processing, L.L.C. (“InCon”). Bioriginal Food & Science, acquired by the Company in September 2014 and headquartered in Saskatoon, Canada with additional operations in the Netherlands, is a supplier of plant and marine based specialty oils to the food and nutraceutical industries. WSP, acquired by the Company in February 2013, is a manufacturer and marketer of specialty dairy proteins and other related products headquartered in Madison, Wisconsin and operates a production facility in Reedsburg, Wisconsin. Cyvex is located in Irvine, California and is a supplier for the food and nutraceutical industries. InCon is located in Batavia, Illinois and is a specialty processor that utilizes molecular distillation technology to purify and concentrate Omega-3 fish oils and, subject to outside demand and excess capacity, a variety of other compound products for third-party tolling customers. In March 2016, as part of its strategy to focus on non-concentrated omega-3 oils instead of concentrated omega-3 oils, the Company decided to exit its Batavia, Illinois oil concentration facility and relocate certain assets from this facility to other Company facilities. Subsequent to that decision and during the second quarter of 2016 the Company received a non-binding offer to purchase certain assets at the Batavia facility and began negotiations with a potential buyer to sell those assets. As of August 3, 2016, those negotiations are still in progress. For additional information related to the closure of the Batavia facility, see Note 2 – Plant Closures.

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

In the opinion of management the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the Company’s consolidated financial position as of June 30, 2016, and the results of its operations for the three month and six month periods ended June 30, 2016 and 2015 and its cash flows for the six month periods ended June 30, 2016 and 2015. Quarterly operating results are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive (loss) gain, net of tax, included in stockholders’ equity are as follows:

Changes in Accumulated Other Comprehensive Loss by Component

For the Six Months Ended June 30, 2016 (in thousands)

	Gains and Losses On Cash Flow Hedges		Defined Benefit Pension Items		Foreign Currency Translation Adjustment	Total
Balance as of December 31, 2015	$(2,012)		$(8,335)		$(2,691)	$(13,038)
Other comprehensive gain (loss) before reclassifications	1,180		—		1,085	2,265
Amounts reclassified from accumulated other comprehensive loss	541	(a)	444	(b)	—	985
Net current-period other comprehensive income	1,721		444		1,085	3,250
Balance as of June 30, 2016	$(291)		$(7,891)		$(1,606)	$(9,788)

Changes in Accumulated Other Comprehensive Loss by Component

For the Six Months Ended June 30, 2015 (in thousands)

	Gains and Losses On Cash Flow Hedges		Defined Benefit Pension Items		Foreign Currency Translation Adjustment	Total
Balance as of December 31, 2014	$(2,137)		$(7,804)		$(915)	$(10,856)
Other comprehensive gain (loss) before reclassifications	36		—		(1,311)	(1,275)
Amounts reclassified from accumulated other comprehensive loss	557	(a)	390	(b)	—	947
Net current-period other comprehensive income	593		390		(1,311)	(328)
Balance as of June 30, 2015	$(1,544)		$(7,414)		$(2,226)	$(11,184)

(a)	This accumulated other comprehensive income component is reclassified to the unallocated inventory cost pool in the period when the energy consumption takes place.
(b)

This accumulated other comprehensive income component is included in the computation of net periodic pension costs as amortization of actuarial loss which are explained in more detail in Note 15 to the consolidated financial statements in Item 8 of the Company’s Form 10-K for the fiscal year ended December 31, 2015.

Recently Issued Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses.  ASU 2016-13 was issued to provide more decision-useful information about the expected credit losses on financial instruments and changes the loss impairment methodology. ASU No. 2016-13 will be effective for us as of January 1, 2020 using a modified retrospective adoption method. The impact of the adoption of ASU 2016-13 is not expected to have a significant impact on the Company’s consolidated results of operations, financial position and related disclosures.

On March 30, 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation.  ASU 2016-09 was issued as part of the FASB’s simplification initiative and affects all entities that issue share-based payment awards to their employees. ASU 2016-09 covers accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU No. 2016-09 will be effective for us as of January 1, 2017. The Company is currently reviewing the effect of ASU No. 2016-09 on the Company’s consolidated results of operations, financial position and related disclosures.

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

NOTE 2. PLANT CLOSURES

Batavia Plant

As part of our strategic review and as a result of operating results that did not meet expectations, we re-assessed our business strategy to produce and sell concentrated menhaden fish oils. During this assessment, a reduction in efforts was instituted and the Company determined that the carrying values of certain assets located at our facility in Batavia, Illinois were no longer recoverable. In March, the Company decided to exit this facility and relocate certain assets from this facility to other Company facilities. Subsequent to that decision and during the second quarter of 2016 the Company received a non-binding offer to purchase certain assets at the Batavia facility and began negotiations with a potential buyer to sell those assets. As of August 3, 2016, those negotiations are still in progress. Under the accounting guidance of ASC 360, the Company determined that these negotiations represented a triggering event and re-assessed the carrying value of those assets. The Company determined that the carrying value of those assets exceeded their fair value by approximately $1.2 million and recorded a charge to reduce their carrying value.

The following table shows all charges related to the plant closure that have been recorded in the Company’s unaudited condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2016 and from December 1, 2015 to June 30, 2016:

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016	December 1, 2015 to June 30, 2016
	(in thousands)
Impairment of property, plant and equipment	$1,190	$1,200	$5,358
Write-off material and supplies inventory	—	239	239
Employee severance costs	183	539	539
Estimated decommissioning costs	—	—	375
Total loss related to plant closure	$1,373	$1,978	$6,511

In addition to the above recognized losses, the Company expects that it may have additional losses related to ongoing costs not attributable to future production. To the extent we are unable to recover the remaining carrying value of the assets at the facility, we could have additional impairment charges. The remaining carrying value of these assets is $1.2 million. Of this $1.2 million in assets, approximately $0.7 million represents assets that the Company expects to relocate and use at other Company facilities.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Cameron Plant

In December 2013, the Company effectively closed its menhaden fish processing plant located in Cameron, Louisiana and re-deployed certain vessels from that facility to the Company’s other Gulf Coast facilities located in Abbeville, Louisiana and Moss Point, Mississippi. In conjunction with the closure, the following charges were incurred in the Company’s unaudited condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2016 and 2015 and from December 2013 to June 30, 2016:

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015	December 2013 to June 30, 2016
	(in thousands)
Impairment of property, plant and equipment	$—	$—	$—	$—	$7,922
Write-off material and supplies inventory	—	—	—	—	150
Employee severance costs	—	—	—	—	732
Estimated decommissioning costs	—	—	—	—	250
Other ongoing closure costs not attributable to future production	(350)	649	(313)	1,287	6,405
Total loss related to plant closure	$(350)	$649	$(313)	$1,287	$15,459

In June 2016, the Company and its landlord agreed on the mutual termination of the lease for the Cameron facility pursuant to which the Company has no further ongoing lease payment or other obligations for the property. As a result of the termination of the lease, previously recognized accruals for ongoing contractual obligations were reversed and a gain was recognized during the three and six months ended June 30, 2016.

NOTE 3. INDUSTRY SEGMENTS

The Company evaluates and reviews its results of operations in two segments, animal nutrition and human nutrition. These segments are managed separately and information on each segment is used by the chief operating decision makers as they make decisions about the Company’s overall resource allocation and assess performance.

The animal nutrition segment is primarily comprised of the Company’s fishing related assets. These assets produce fish meal, oil and solubles that are sold primarily to animal nutrition customers. A portion of the Company’s fish oil is also partially refined and transferred at cost to the human nutrition segment where it is further refined and concentrated for sale to the human nutrition market. The human nutrition segment is comprised of assets used to produce, procure, market and sell products, including plant oils, dairy proteins, fish oils and nutraceuticals, to human nutrition markets.

The tables below present information about reported segments for the three months ended June 30, 2016 and 2015 (in thousands):

2016	Animal Nutrition	Human Nutrition	Unallocated	Total
Revenue (1)	$81,602	$31,048	$—	$112,650
Cost of sales	51,074	28,178	—	79,252
Gross profit	30,528	2,870	—	33,398
Selling, general and administrative expenses (including research and development)	662	4,473	6,684	11,819
Impairment of goodwill and other intangible assets	—	11,614	—	11,614
(Gain) loss related to plant closures	(350)	1,373	—	1,023
Other (gains) and losses	(31)	—	—	(31)
Operating income	$30,247	$(14,590)	$(6,684)	$8,973
Depreciation and amortization	$4,740	$1,453	$190	$6,383
Identifiable assets	$256,755	$140,937	$10,794	$408,486
Capital expenditures	$7,442	$429	$697	$8,568

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

2015	Animal Nutrition	Human Nutrition	Unallocated	Total
Revenue (2)	$56,871	$36,305	$—	$93,176
Cost of sales	36,007	31,338	—	67,345
Gross profit	20,864	4,967	—	25,831
Selling, general and administrative expense (including research and development)	536	5,087	5,144	10,767
Loss related to plant closure	649	—	—	649
Other (gains) and losses	27	—	—	27
Operating income	$19,652	$(120)	$(5,144)	$14,388
Depreciation and amortization	$4,376	$1,528	$129	$6,033
Identifiable assets	$243,720	$168,570	$1,874	$414,164
Capital expenditures	$8,376	$1,382	$712	$10,470

(1) Excludes revenue from internal customers of $0.4 million for fish oil that was transferred from the animal nutrition segment to the human nutrition segment at cost.

(2) Excludes revenue from internal customers of $0.6 million for fish oil that was transferred from the animal nutrition segment to the human nutrition segment at cost.

The tables below present information about reported segments for the six months ended June 30, 2016 and 2015 (in thousands):

2016	Animal Nutrition	Human Nutrition	Unallocated	Total
Revenue (3)	$131,797	$65,696	$—	$197,493
Cost of sales	80,823	58,453	—	139,276
Gross profit	50,974	7,243	—	58,217
Selling, general and administrative expenses (including research and development)	1,148	8,609	11,631	21,388
Impairment of goodwill and other intangible assets	—	11,614	—	11,614
(Gain) loss related to plant closures	(313)	1,978	—	1,665
Other (gains) and losses	(66)	—	—	(66)
Operating income	$50,205	$(14,958)	$(11,631)	$23,616
Depreciation and amortization	$9,410	$2,807	$382	$12,599
Identifiable assets	$256,755	$140,937	$10,794	$408,486
Capital expenditures	$15,904	$1,504	$864	$18,272

2015	Animal Nutrition	Human Nutrition	Unallocated	Total
Revenue (4)	$93,700	$71,099	$—	$164,799
Cost of sales	62,290	61,883	—	124,173
Gross profit	31,410	9,216	—	40,626
Selling, general and administrative expense (including research and development)	1,093	10,116	9,748	20,957
Loss related to plant closure	1,287	—	—	1,287
Other (gains) and losses	334	—	—	334
Operating income (loss)	$28,696	$(900)	$(9,748)	$18,048
Depreciation and amortization	$8,649	$3,027	$235	$11,911
Identifiable assets	$243,720	$168,570	$1,874	$414,164
Capital expenditures	$17,489	$2,333	$1,208	$21,030

(3) Excludes revenue from internal customers of $0.5 million for fish oil that was transferred from the animal nutrition segment to the human nutrition segment at cost.

(4) Excludes revenue from internal customers of $1.0 million for fish oil that was transferred from the animal nutrition segment to the human nutrition segment at cost.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The tables below reconcile total segment operating income to total earnings from operations before income taxes (in thousands):

	Three Months Ended June 30,
	2016	2015
Operating income for reportable segments	$8,973	$14,388
Interest expense	(134)	(465)
Gain on foreign currency	73	83
Other expense, net	116	(94)
Income before income taxes	$9,028	$13,912

	Six Months Ended June 30,
	2016	2015
Operating income for reportable segments	$23,616	$18,048
Interest expense	(279)	(823)
Loss on foreign currency	(1,358)	(462)
Other expense, net	37	(204)
Income before income taxes	$22,016	$16,559

NOTE 4. GOODWILL AND OTHER INTANGIBLE ASSETS

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

During the second quarter of 2016, the Company completed its annual impairment testing of goodwill and indefinite life intangible assets related to its acquisition of Bioriginal Food & Science in September 2014.  As of June 30, 2016, the calculated fair value of Bioriginal Food & Science’s trade name exceeded its $3.8 million carrying value by 21% and the calculated fair value of goodwill and other indefinite lived intangible assets exceeded their $26.6 million carrying values by 26%. At this time, the Company does not consider the carrying value of these assets to be at risk due to the level of anticipated profitability of Bioriginal Food & Science. Key assumptions in the fair value calculation include sales volumes and prices, the portion of sales attributable to trade names, the cost and availability of raw materials and the discount rate.

As of December 31, 2015, the Company completed its annual assessment of the WSP reporting unit’s goodwill for potential impairment. In that assessment, the Company estimated that the fair value of the reporting unit exceeded its carrying value by $2.5 million or 12%. Key assumptions and sensitivities related to that assessment are more fully explained in Note 10 to the consolidated financial statements in Item 8 of the Company’s Form 10-K for the fiscal year ended December 31, 2015. During the first six months of 2016, this reporting unit experienced gross profits and operating income lower than was assumed in the December 31, 2015 analysis. While dairy protein product sales grew, several relatively higher-margin products did not grow as rapidly as was anticipated in the forecast prepared as of December 31, 2015. As a result, the Company re-assessed and revised several key assumptions in its forecast for WSP. The revised assumptions included (i) lower sales growth rates, (ii) a change in the product mix that generally increased the portion of sales from relatively lower margin products, and (iii) a reduction in the long-term growth rate used in the terminal year. This resulted in a new forecast for WSP that was lower than the forecast prepared as of December 31, 2015. Based on (i) the modest excess of estimated fair value over carrying value at December 31, 2015, (ii) actual results that were less than forecast for the six months ended June 30, 2016, and (iii) a lower forecast, the Company determined that triggering events had occurred and there was sufficient evidence to indicate the need to perform an interim test for impairment of goodwill. The results of the interim test for impairment, which included the revised outlook for the business, indicated that the carrying amount of the reporting unit exceeded its fair value and the Company recorded a charge of $11.6 million to impair the goodwill for this reporting unit. The interim testing also concluded that the fair value of the reporting unit’s other indefinite-lived intangible assets (trade names) exceeded its $1.1 million carrying value by 39% and no impairment was necessary.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The following table summarizes the changes in the carrying amount of goodwill by reporting unit (in thousands):

	Bioriginal Food & Science	WSP	Total
January 1, 2016	$26,513	11,614	$38,127
Impairment	—	(11,614)	(11,614)
Foreign currency translation adjustment	84	—	84
June 30, 2016	$26,597	—	$26,597

The following table summarizes the Company’s intangible assets (in thousands):

	Balance at January 1, 2016	Reclassified	(1) Amortization	Foreign currency translation adjustment	Balance at June 30, 2016
Customer relationships and brand names, net of accumulated amortization of $4,230 and $5,237, respectively	$14,851	362	(1,007)	41	$14,247
Indefinite life intangibles – trade names/secrets and other	5,256	(362)	—	21	4,915
Total intangible assets	$20,107	—	(1,007)	62	$19,162

(1)	Weighted average life of approximately 10 years.

Amortization expense of the Company’s intangible assets for the three months ended June 30, 2016 and 2015 was approximately $0.5 million and for the six months ended June 30, 2016 and 2015 was approximately $1.0 million. The table below shows estimated future amortization expense related to intangible assets (in thousands):

Remainder of 2016	$1,010
2017	2,017
2018	2,017
2019	2,017
Thereafter	7,186
Total estimated future amortization expense	$14,247

The Company’s goodwill and other intangible assets are more fully explained in Note 10 to the consolidated financial statements in Item 8 of the Company’s Form 10-K for the fiscal year ended December 31, 2015.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

NOTE 5. RECEIVABLES, NET

Receivables, net are summarized below (in thousands):

	June 30, 2016	December 31, 2015
Trade	$50,052	$32,179
Insurance	4,318	6,769
Income tax	841	1,133
Other	601	976
Total accounts receivable	55,812	41,057
Less allowance for doubtful accounts	(597)	(568)
Receivables, net	$55,215	$40,489

NOTE 6. INVENTORY

The major classes of inventory are summarized below (in thousands):

	June 30, 2016	December 31, 2015	June 30, 2015
Fish meal	$26,214	$37,308	$28,570
Fish oil	13,816	25,600	12,792
Fish solubles	201	696	471
Unallocated inventory cost pool (including off-season costs)	21,457	7,807	17,411
Other nutraceutical products	5,370	6,393	5,864
Bioriginal Food & Science products	21,382	24,024	21,927
Dairy protein products	7,870	8,447	5,332
Other materials and supplies	10,679	9,719	9,370
Total inventory	$106,989	$119,994	$101,737

Inventory at June 30, 2016, December 31, 2015 and June 30, 2015 is stated at the lower of cost and net realizable value. The elements of the June 30, 2016 unallocated inventory cost pool include Omega Protein’s plant and vessel related labor, utilities, rent, repairs and depreciation, which are allocated to 2016 fishing season production.

NOTE 7. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are summarized below (in thousands):

	June 30, 2016	December 31, 2015
Prepaid insurance	$3,894	$2,317
Product deposits	254	767
Selling expenses	171	50
Leases	510	119
Energy swap	157	—
Other prepaids and expenses	1,110	1,243
Total prepaid expenses and other current assets	$6,096	$4,496

Amounts included in prepaid expenses and other current assets consist primarily of prepaid operating expenses including insurance, rents, and selling expenses. Prepaid selling expenses are expensed in those periods in which the related revenue is recognized.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

NOTE 8. OTHER ASSETS, NET

Other assets, net are summarized below (in thousands):

	June 30, 2016	December 31, 2015
Fish nets, net of accumulated amortization of $1,548 and $1,003	$1,930	$1,193
Insurance receivables	2,205	1,369
Debt issuance costs	1,033	1,150
Energy swap	392	—
Deposits and other	105	106
Total other assets, net	$5,665	$3,818

Amortization expense for fishing nets amounted to approximately $0.3 million for each of the three months ended June 30, 2016 and 2015 and $0.5 million and $0.6 million for the six months ended June 30, 2016 and 2015, respectively.

As of June 30, 2016 and December 31, 2015, insurance receivables primarily relates to Jones Act claims for employees aboard its vessels. This estimated amount is recorded gross of estimated claims which may be due to claimants and is included in accrued insurance liabilities.

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

NOTE 9. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net are summarized below (in thousands):

	June 30, 2016	December 31, 2015
Land	$9,407	$9,407
Plant assets	210,787	207,249
Fishing vessels	124,786	114,453
Furniture and fixtures	12,286	12,315
Construction in progress	15,549	13,793
Total property and equipment	372,815	357,217
Less accumulated depreciation and impairment	(192,953)	(181,128)
Property, plant and equipment, net	$179,862	$176,089

Depreciation expense was $5.5 million and $5.2 million for the three months ended June 30, 2016 and 2015, respectively, and $10.9 million and $10.3 million for the six months ended June 30, 2016 and 2015, respectively.

The Company capitalizes interest as part of the acquisition cost of a qualifying asset. Interest is capitalized only during the period of time required to complete and prepare the asset for its intended use. For the three months ended June 30, 2016 and 2015, the Company capitalized interest of less than $0.1 million and approximately $0.2 million, respectively. For the six months ended June 30, 2016 and 2015, the Company capitalized interest of approximately $0.1 million and $0.3 million, respectively.

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

Energy Swap	Consumption Period	Quantity	Price Per Unit	Energy Swap Asset/(Liability) as of June 30, 2016	Deferred Tax Asset/(Liability) as of June 30, 2016
				(in thousands)
Diesel - NYMEX Heating Oil Swap	July - November, 2016	1,844,378 Gallons	$2.01	$(909)	$318
Natural Gas - NYMEX Natural Gas Swap	July – October, 2016	250,284 MMBTUs	$3.05	(31)	11
Propane – Natural Gas Liquids Swap	July - November, 2016	2,095,640 Gallons	$0.53	4	(1)
Diesel - NYMEX Heating Oil Swap	May - November, 2017	2,154,960 Gallons	$1.50	242	(85)
Natural Gas - NYMEX Natural Gas Swap	April – October, 2017	343,700 MMBTUs	$2.82	87	(30)
Propane – Natural Gas Liquids Swap	June - November, 2017	1,832,800 Gallons	$0.43	196	(69)
Diesel - NYMEX Heating Oil Swap	May - November, 2018	725,000 Gallons	$1.67	(1)	—
Propane – Natural Gas Liquids Swap	June - November, 2018	368,000 Gallons	$0.55	(8)	3
				$(420)	$147

Energy Swap	Consumption Period	Quantity	Price Per Unit	Energy Swap Asset/(Liability) as of December 31, 2015	Deferred Tax Asset/(Liability) as of December 31, 2015
				(in thousands)
Diesel - NYMEX Heating Oil Swap	May - November, 2016	2,418,679 Gallons	$2.23	$(2,319)	$812
Natural Gas - NYMEX Natural Gas Swap	April – October, 2016	374,850 MMBTUs	$3.05	(207)	72
Propane – Natural Gas Liquids Swap	June - November, 2016	1,902,590 Gallons	$0.58	(322)	113
Diesel - NYMEX Heating Oil Swap	May - November, 2017	716,560 Gallons	$1.69	(165)	58
Natural Gas - NYMEX Natural Gas Swap	April – October, 2017	187,400 MMBTUs	$2.97	(45)	15
				$(3,058)	$1,070

As of June 30, 2016, Omega Protein has recorded a prepaid expense and other current asset of $0.2 million, a long-term asset of $0.4 million and an other current liability of $1.0 million, to recognize the fair value of energy swap derivatives, and has also recorded a deferred tax asset of $0.1 million associated therewith. As of December 31, 2015, Omega Protein has recorded a long-term liability of $0.2 million and an other current liability of $2.9 million to recognize the fair value of energy swap derivatives, and has also recorded a deferred tax asset of $1.1 million associated therewith. The effective portion of the change in fair value from inception to June 30, 2016 is recorded in “accumulated other comprehensive loss” in the Company’s unaudited condensed consolidated financial statements. The following table illustrates the changes recorded, net of tax, in accumulated other comprehensive loss resulting from the energy swap agreements (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Beginning balance	$(1,894)	$(2,201)	$(2,012)	$(2,137)
Net (gain) loss, net of tax, reclassified to unallocated inventory cost pool	541	557	541	557
Net change associated with current period swap transactions, net of tax	1,062	100	1,180	36
Balance as of June 30,	$(291)	$(1,544)	$(291)	$(1,544)

The $0.3 million reported in accumulated other comprehensive loss as of June 30, 2016 will be reclassified to the unallocated inventory cost pool in the period when the energy consumption takes place. The amount of comprehensive loss to be reclassified, net of taxes, during the next 12 months is expected to be approximately $0.5 million.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The aggregate fair value of derivative instruments in gross liability positions as of June 30, 2016 and December 31, 2015 was $1.1 million and $3.1 million, respectively. The aggregate fair value of derivative instruments in gross asset positions as of June 30, 2016 and December 31, 2015 was $0.8 million and $0, respectively.

As of June 30, 2016 (in thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts of Assets (Liabilities)Offset	Net Amounts of Assets (Liabilities) Presented in the Balance Sheet
Energy swap derivatives – asset position	$785	$(235)	$550
Energy swap derivatives – liability position	$(1,082)	$112	$(970)

As of December 31, 2015 (in thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts of Assets (Liabilities)Offset	Net Amounts of Assets (Liabilities) Presented in the Balance Sheet
Energy swap derivatives – liability position	$(3,058)	$-	$(3,058)

If, at any time, the swaps are determined to be ineffective due to changes in the Company’s energy usage, price correlations or underlying hedge agreements or assumptions, the fair value of the portion of the energy swaps determined to be ineffective will be recognized as a gain or loss in cost of sales for the applicable period. For the three months ended June 30, 2016 and 2015, the Company recognized gains of $0 and $0.5 million, respectively, to cost of sales resulting from transactions associated with the ineffectiveness of diesel energy swaps. For the six months ended June 30, 2016 and 2015, the Company recognized a loss of less than $0.1 million and a gain of $0.1 million, respectively, to cost of sales resulting from transactions associated with the ineffectiveness of diesel energy swaps. The fair value of all outstanding derivatives is determined using a model with inputs that are observable in the market or can be derived from or corroborated by observable data (level 2).

NOTE 11. NOTES PAYABLE AND LONG-TERM DEBT

The Company's long-term debt is summarized in the table below (in thousands):

	June 30,	December 31,
	2016	2015
Amounts due on Loan Agreement in August 2020, interest at a Base Rate, LIBOR, and CDOR plus an applicable margin (2.13% at June 30, 2016 and 1.49% to 2.70% at December 31, 2015)	$4,201	$22,882
ING Commercial Finance B.V., interest at EURIBOR plus an applicable rate (1.70% at June 30, 2016 and December 31, 2015)	1,807	1,214
Total debt	6,008	24,096
Less current maturities	(1,807)	(1,214)
Long-term debt	$4,201	$22,882

The estimated fair value of the Company’s total debt at June 30, 2016 and December 31, 2015, based on quoted market prices available to the Company for issuance of similar debt with similar terms (level 2), approximated carrying value.

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

All Loans and all other obligations outstanding under the Loan Agreement shall be payable in full in August 2020. As of June 30, 2016 and December 31, 2015, the Company had $4.2 million and $22.9 million outstanding under the Loan Agreement and approximately $8.6 million and $7.8 million in standby letters of credit issued, respectively. As of June 30, 2016, the Company was in compliance with all financial covenants under the Loan Agreement. The Company has no off-balance sheet arrangements other than normal operating leases and standby letters of credit.

In March 2015, Bioriginal Food & Science Europe extended the terms of its credit facility with ING Commercial Finance B.V. which provides borrowings up to an amount based on accounts receivable and inventory balances, and matures on March 31, 2018.  Advances are repayable on demand and bear interest payable monthly at 1.75% + EURIBOR (currently 1.70%).  This credit facility is secured by accounts receivable and inventory of Bioriginal Food & Science Europe to a maximum of 85% of accounts receivable and 60% of inventory.  This credit facility contains cross default provisions and other covenants.  As of June 30, 2016 and December 31, 2015, Bioriginal Food & Science Europe had $1.8 million and $1.2 million outstanding under this credit facility, respectively, which is included in current maturities.

In June 2010, Bioriginal Food & Science Europe entered into a credit facility with ING Bank N.V. which provides borrowings up to 250,000 Euro and matures on November 16, 2016.  Under the credit facility, interest is paid at 2.70% plus the EURIBOR rate (currently 2.49%).  This credit facility is secured by Bioriginal Food & Science Europe’s equipment. This facility contains cross default provisions and other covenants.   As of June 30, 2016 and December 31, 2015, there were no outstanding borrowings under this credit facility.

The Company’s notes payable and long-term debt are more fully explained in Note 11 to the consolidated financial statements in Item 8 of the Company’s Form 10-K for the fiscal year ended December 31, 2015.

NOTE 12. ACCRUED LIABILITIES

Accrued liabilities are summarized below (in thousands):

	June 30,	December 31,
	2016	2015

Insurance	$8,621	$9,751
Reserve for plant closure costs	524	375
Salary and benefits	12,304	9,630
Trade creditors	8,377	7,085
Taxes, other than income tax	1,039	145
Income tax	8,015	3,199
Energy swap liability, current portion	970	2,849
Deferred revenue	1,624	99
Accrued interest	12	35
Other	266	86
Total accrued liabilities	$41,752	$33,254

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

In addition to the acquisition date cash purchase price and restricted stock, the management sellers may also earn additional amounts based on the annual adjusted EBITDA of Bioriginal Food & Science’s business during each of the calendar years 2014 through 2016. For each calendar year, if the adjusted EBITDA meets or exceeds agreed upon targets, the management sellers will be eligible for an earn-out payment ranging from $1.2 million to $2.9 million Canadian Dollars, subject to certain forfeitures based on termination of management sellers’ employment. Based on results for 2014 and 2015, the maximum total payment for all three years is $5.3 million Canadian dollars.

The earn-out payments are estimated on a quarterly basis and will be paid-out in September 2017. The Company records the estimated contractual obligation as compensation expense during each year as it is deemed probable that such amount will be payable. As of June 30, 2016 and December 31, 2015, the outstanding liability associated with the earn-out was $2.0 million and $1.3 million, respectively.

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

The Company has received a petition on probation filed by the U.S. Attorney’s Office for the Eastern District of Virginia and as a result of that petition has become aware of a criminal investigation being conducted by the U.S. Attorney’s Office for the Western District of Louisiana into the waste water discharge practices of the Abbeville, Louisiana facility of its Omega Protein subsidiary. The petition on probation seeks to revoke the subsidiary’s probation based on alleged Clean Act Water Violations. A hearing on the petition is expected to occur in September 2016. The Company is unable to determine its potential outcome or its effects on the Company’s probation status. As such, no liability has been recognized as of June 30, 2016 relating to this matter. In the event that Omega Protein is found to be not in compliance with the probation terms of the plea agreement and the court’s sentencing order, Omega Protein could be subject to additional criminal penalties or prosecution in the Eastern District of Virginia. In addition, if the United States Attorney in the Western District of Louisiana were to file new criminal charges regarding the waste water disposal operations of the Abbeville facility as a result of that office’s investigation, then Omega Protein could be subject to additional criminal penalties or prosecution in that district.

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

Three Months Ended June 30:	2016		2015
Allocation of earnings:
Net income	$5,663		$8,804
Income allocated to participating securities	(95)		(234)
Income allocated to common shares outstanding	$5,568		$8,570

Weighted average common shares outstanding	21,885		21,111
Basic earnings per share		0.25		0.41

Stock options assumed exercised	295		462
Weighted average diluted common shares and potential common share equivalents outstanding	22,180		21,573
Diluted earnings per share		0.25		0.40

Six Months Ended June 30:	2016		2015
Allocation of earnings:
Net income	$14,043		$10,473
Income allocated to participating securities	(233)		(277)
Income allocated to common shares outstanding	$13,810		$10,196

Weighted average common shares outstanding	21,873		21,059
Basic earnings per share		0.63		0.48

Stock options assumed exercised	301		463
Weighted average diluted common shares and potential common share equivalents outstanding	22,174		21,522
Diluted earnings per share		0.62		0.47

Options to purchase the following number of shares of common stock (in thousands) were outstanding during the three and six months ended June 30, 2016 and 2015 but were excluded from the computation of diluted earnings per share because the adjusted exercise prices of the options based upon the assumed proceeds were greater than the average market price of the shares during that period.

Three Months Ended June 30,		Six Months Ended June 30,
2016	2015	2016	2015
-	125	-	125

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

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

During the six month periods ended June 30, 2016 and 2015, the Company issued 70,622 and 107,083 shares of restricted stock under the 2006 and 2015 Incentive Plans to employees and non-employee directors. The Company’s compensation expense related to restricted stock was approximately $0.6 million and $0.5 million ($0.4 million and $0.3 million after tax) for the three months ended June 30, 2016 and 2015, respectively, and approximately $1.1 million and $1.0 million ($0.7 million and $0.6 million after tax) for the six months ended June 30, 2016 and 2015, respectively, which is primarily reflected in selling, general and administrative expenses in the unaudited condensed consolidated statement of comprehensive income. As of June 30, 2016, there was approximately $3.3 million ($2.1 million after tax) of unrecognized compensation expense related to non-vested restricted stock that is expected to be recognized over a weighted-average period of 1.2 years, of which $1.4 million ($0.9 million after-tax) of compensation expense is expected to be recognized during the remainder of fiscal year 2016.

Performance Units

On February 6, 2014, the Company adopted the 2014 Cash Incentive Performance Unit Plan, on February 26, 2015, the Company adopted the 2015 Cash Incentive Performance Unit Plan and on March 8, 2016, the Company adopted the 2016 Cash Incentive Performance Unit Plan. The value of the performance units issued under these plans will be determined by reference to the performance of the Company’s common stock during the relevant performance period compared to the performance of the Russell 2000 Index member companies (the “Peer Group”) during that same period. One third of the performance units granted will be earned at the end of each calendar year of the performance period and will be valued for the calendar year based on the Total Shareholder Return (“TSR”) of the Company compared to the TSR of the Peer Group. The performance units contain a service provision of approximately 3 years and are liability-classified awards included in other long-term liabilities which are adjusted to fair value on a quarterly basis.

The Company’s compensation expense related to performance units was approximately $0.6 million and $0.3 million ($0.4 million and $0.2 million after tax) for the three months ended June 30, 2016 and 2015, respectively, and approximately $0.8 million and $0.7 million ($0.5 million and $0.4 million after tax) for the six months ended June 30, 2016 and 2015, respectively, which is primarily reflected in selling, general and administrative expenses in the unaudited condensed consolidated statement of comprehensive income. As of June 30, 2016, there was approximately $2.8 million ($1.8 million after tax) of unrecognized compensation expense related to performance units that is expected to be recognized over a weighted-average period of 1.9 years, of which $0.9 million ($0.6 million after-tax) of compensation expense is expected to be recognized during the remainder of fiscal year 2016.

NOTE 16. COMPONENTS OF NET PERIODIC BENEFIT COST

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Service cost	$—	$—	$—	$—
Interest cost	251	230	502	460
Expected return on plan assets	(213)	(276)	(425)	(552)
Amortization of prior service costs	—	—	—	—
Amortization of net loss	342	300	683	600
Net periodic pension cost	$380	$254	$760	$508

For the six months ended June 30, 2016 and 2015, the Company contributed approximately $0.3 million and $0.6 million, respectively, to the Company’s pension plan. The Company expects to make contributions of $0.3 million to the pension plan during the remainder of 2016.

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

OMEGA PROTEIN CORPORATION

For financial information about the Company’s industry segments for the three and six months ended June 30, 2016 and 2015, see Note 3 – Industry Segments to the unaudited condensed consolidated financial statements in Item 1.

Company Overview

Revenues Composition. The following table sets forth the Company’s revenues by product (in millions) and the approximate percentage of total revenues represented thereby, for the indicated periods:

	Three Months Ended June 30,
	2016		2015
	Revenues	Percent	Revenues	Percent
Animal Nutrition Revenues
Fish Meal	$43.0	38.2%	$32.2	34.6%
Fish Oil	31.3	27.8	17.8	19.1
Refined Fish Oil	6.3	5.6	5.7	6.1
Fish Solubles and Other	1.0	0.9	1.2	1.3
Human Nutrition Revenues
Specialty oils	23.5	20.9	30.2	32.4
Dairy protein products	5.2	4.6	2.9	3.1
Other nutraceutical ingredients	2.3	2.0	3.2	3.4
Total	$112.6	100.0%	$93.2	100.0%

	Six Months Ended June 30,
	2016		2015
	Revenues	Percent	Revenues	Percent
Animal Nutrition Revenues
Fish Meal	$77.1	39.0%	$58.8	35.8%
Fish Oil	40.1	20.3	20.5	12.4
Refined Fish Oil	12.7	6.4	12.4	7.5
Fish Solubles and Other	1.9	1.0	2.0	1.2
Human Nutrition Revenues
Specialty oils	51.3	26.0	58.2	35.3
Dairy protein products	9.6	4.9	6.4	3.9
Other nutraceutical ingredients	4.8	2.4	6.5	3.9
Total	$197.5	100.0%	$164.8	100.0%

The following table sets forth the Company’s revenues by geography (in millions) and the approximate percentage of total revenues represented thereby, for the indicated periods:

	Three Months Ended June 30,
	2016		2015
	Revenues	Percent	Revenues	Percent

U.S. - Domestic Revenues	$51.6	45.8%	$56.3	60.5%
Export Revenues	61.0	54.2	36.9	39.5
Total	$112.6	100.0%	$93.2	100.0%

	Six Months Ended June 30,
	2016		2015
	Revenues	Percent	Revenues	Percent

U.S. - Domestic Revenues	$108.5	54.9%	$108.4	65.8%
Export Revenues	89.0	45.1	56.4	34.2
Total	$197.5	100.0%	$164.8	100.0%

OMEGA PROTEIN CORPORATION

 Animal Nutrition Products

2016 Fishing Information.  At June 30, 2016, Omega Protein owned a fleet of 37 vessels and 27 spotter aircraft for use in its fishing operations and also leased additional aircraft where necessary to facilitate operations. During the 2016 fishing season in the Gulf of Mexico, which runs from mid-April through October, Omega Protein is operating 20 fishing and carry vessels and 21 spotter aircraft. The fishing area in the Gulf is generally located along the Gulf Coast, with a concentration off the Louisiana and Mississippi coasts. The fishing season along the Atlantic coast began in May and can extend into early December. During the 2016 season, Omega Protein is operating 8 fishing vessels and 7 independently-owned spotter aircraft along the Mid-Atlantic coast. The remaining fleet of fishing vessels and spotter aircraft are not routinely operated during the fishing season and are back-up to the active fleet, used for other transportation purposes, inactive, in the process of refurbishment in the Company’s shipyard or held for disposal. Historical fish catch and production results at the end of the second quarter for the past five years are as follows:

	2016	2015	2014	2013	2012	2011 to 2015 5-Year Avg.
Fish catch in short tons as of June 30,	170,693	171,036	109,359	124,612	229,564	164,595
Fish meal, oil and solubles production in tons (excludes refined)	64,696	54,647	35,882	49,542	75,242	56,232
Total yield	37.9%	32.0%	32.8%	39.8%	32.8%	34.2%
Oil yield	10.6%	4.8%	6.7%	12.1%	5.2%	6.7%

The Company cautions that because of the volatility of fish catch generally, partial year catch numbers are not indicative of results that may be expected for a full year. In addition, the results of the 2016 fishing season will depend in large part on the volume of fish caught and the total yield associated with the catch. Total yields through June 30, 2016 increased by 18.6% compared to total yields in the same period in the 2015 fishing season and were higher by 10.9% compared to Omega Protein’s five year total yield average during the same period, due primarily to higher fish oil yields. Omega Protein’s oil yields for the 2016 fishing season through June 30, 2016 have been above average and were higher by 120.7% compared to those in the same period of the 2015 fishing season and were higher by 57.7% compared to Omega Protein’s five year oil yield average. Omega Protein believes that fish oil yields are influenced by multiple factors, including but not limited to, fish diet, weather, water temperature and nutrient content, fish population and age of fish, but such possible relationships and inter-relationships are not generally well understood.

Sales Contracts. Omega Protein generally sells most of its products on up to a twelve-month forward contract basis with the balance sold on a spot basis through purchase orders or under longer-term forward contracts. Omega Protein’s sales contracts generally contain force majeure and other production allocation provisions. Historically, fish meal and fish oil sold on a forward contract basis have fluctuated from year to year based upon perceived market availability and forward price expectations. As of June 30, 2016, Omega Protein has sold forward on a contract basis approximately 50,000 short tons (1 short ton = 2,000 pounds) of fish meal and 10,000 metric tons (1 metric ton = 2,204.6 pounds) of fish oil for 2016, contingent on 2016 production and product availability. Of these 2016 forward sales, the majority was contracted during 2016. As a basis of comparison, as of June 30, 2015, Omega Protein had sold forward on a contract basis approximately 60,000 short tons of fish meal and 10,000 metric tons of fish oil for 2015.

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

OMEGA PROTEIN CORPORATION

Interim Results for the Second Quarters ended June 30, 2016 and 2015

Animal Nutrition

	Three Months Ended June 30,
	2016	2015	Increase (Decrease)
	(in millions)
Revenues	$81.6	$56.9	$24.7
Cost of sales	51.1	36.0	15.1
Gross profit	30.5	20.9	9.6
Selling, general and administrative expenses (including research and development)	0.7	0.5	0.2
(Gain) loss related to plant closures	(0.4)	0.7	(1.1)
Other (gains) and losses	—	—	—
Operating income	$30.2	$19.7	$10.5

Revenues.    Animal nutrition revenues increased $24.7 million, or 43.5%, from $56.9 million for the three months ended June 30, 2015 (the “Comparable Quarter”) to $81.6 million for the three months ended June 30, 2016 (the “Current Quarter”). The increase in animal nutrition related revenues was primarily due to increased sales volumes of 46.5% and 101.0% for the Company’s fish meal and fish oil, respectively, partially offset by decreased sales prices of 9.0% and 20.3% for the Company’s fish meal and fish oil, respectively. Considering fish meal, fish oil and fish solubles sales activities in total, the Company experienced a $34.2 million increase in revenues due to the increase in sales volumes partially offset by a $9.5 million decrease in revenues caused by decreased sales prices, when comparing the Current Quarter and Comparable Quarter. The increase in fish meal and fish oil sales volumes is primarily due to the timing of contracts and increased level of inventory at the beginning of 2016 due to increased production during the 2015 fishing season compared to the 2014 fishing season. The decrease in fish oil sales prices during the Current Quarter as compared to the Comparable Quarter is mainly a reflection of prevailing market conditions and prices when underlying sales contracts were executed, as well as a change in product mix related to a larger relative volume of unrefined fish oil sales.

Cost of sales.    Animal nutrition cost of sales, including depreciation and amortization, for the Current Quarter was $51.1 million, an increase of $15.1 million, or 41.8%, as compared to the Comparable Quarter. Cost of sales as a percentage of revenues was 62.6% for the Current Quarter compared to 63.3% for the Comparable Quarter. The decrease in cost of sales as a percentage of revenues was primarily the result of decreased cost per unit of sales of 10.0% during the Current Quarter compared to the Comparable Quarter, due to higher fish catch and production in the 2015 fishing season compared to the 2014 fishing season.

Gross profit.    Animal nutrition gross profit increased $9.6 million, or 46.3%, from $20.9 million for the Comparable Quarter to $30.5 million for the Current Quarter due largely to the increases in sales volumes. Gross profit as a percentage of revenue was 37.4% for the Current Quarter compared to 36.7% for the Comparable Quarter. The increase in gross profit as a percentage of revenue was primarily due to the decreased cost per unit of sales as discussed above.

Selling, general and administrative expenses.    Animal nutrition selling, general and administrative expenses increased $0.2 million to $0.7 million for the Current Quarter compared to the Comparable Quarter. The increase is primarily due to a variety of miscellaneous expenses.

(Gain) loss related to plant closures. The gain related to plant closures for the Current Quarter of $0.4 million is due to the early termination of the Cameron, Louisiana fish processing plant lease and the resulting reversal of various accruals related to the former lease. The Company recognized an ongoing loss on closure of approximately $0.7 million in the Comparable Quarter primarily related to the relocation of certain assets at the Cameron facility and other closure costs not related to future inventory production.

Human Nutrition

	Three Months Ended June 30,
	2016	2015	Increase (Decrease)
	(in millions)
Revenues	$31.1	$36.3	$(5.2)
Cost of sales	28.2	31.3	(3.1)
Gross profit	2.9	5.0	(2.1)
Selling, general and administrative expenses (including research and development)	4.5	5.1	(0.6)
Impairment of goodwill and other intangible assets	11.6	—	11.6
Loss related to plant closures	1.4	—	1.4
Operating income (loss)	$(14.6)	$(0.1)	$(14.5)

OMEGA PROTEIN CORPORATION

Revenues.    Human nutrition revenues decreased $5.2 million, or 14.5%, from $36.3 million for the Comparable Quarter to $31.1 million for the Current Quarter, primarily due to decreases in sales of specialty oils, partially offset by increases in sales of protein products. Specialty oils decreased by $6.7 million to $23.5 million (including $0.4 million from menhaden omega-3 concentrates and tolling) of revenue in the Current Quarter from $30.2 million (including $1.3 million from menhaden omega-3 concentrates and tolling) in the Comparable Quarter. Protein products increased by $2.3 million to $5.2 million of revenue during the Current Quarter from $2.9 million during the Comparable Quarter. The increase in revenues from protein products was primarily due to higher sales of bulk ingredients as well as tolling. Other nutraceutical ingredients decreased by $0.9 million to $2.3 million of revenue during the Current Quarter as compared to $3.2 million during the Comparable Quarter.

Cost of sales.    Human nutrition cost of sales, including depreciation and amortization, for the Current Quarter was $28.2 million, a $3.1 million, or 10.1%, decrease compared to the Comparable Quarter. Human nutrition cost of sales as a percentage of revenue increased from 86.3% for the Comparable Quarter to 90.8% for the Current Quarter. Specialty oils added $21.2 million (including $0.8 million from menhaden omega-3 concentrates and tolling) and $26.3 million (including $2.1 million from menhaden omega-3 concentrates and tolling) of cost of sales during the Current Quarter and Comparable Quarter, respectively.

Protein products cost of sales was $5.5 million for the Current Quarter as compared to $3.0 million during the Comparable Quarter. Other nutraceutical ingredients cost of sales was $1.5 million during the Current Quarter as compared to $2.0 million for the Comparable Quarter. The increase in protein products and decreases in specialty oils and other nutraceutical ingredients cost of sales were mainly attributed to changes in sales, as well as a $0.6 million write-down of protein products inventory.

Gross profit.    Human nutrition gross profit decreased $2.1 million, or 42.3%, from $5.0 million for the Comparable Quarter to $2.9 million for the Current Quarter. Gross profit as a percentage of revenue was 9.2% for the Current Quarter as compared to 13.7% for the Comparable Quarter. The decrease in gross profit as a percentage of revenue was primarily due to decreased specialty oils gross profit as a percentage of revenues.

Selling, general and administrative expenses.    Human nutrition selling, general and administrative expenses decreased $0.6 million, or 12.1%, from $5.1 million for the Comparable Quarter to $4.5 million for the Current Quarter. The decrease is due to decreased labor and other miscellaneous expenses.

Impairment of goodwill and other intangible assets. Human nutrition impairment and other costs was $11.6 million for Current Quarter due to the excess of carrying value over fair value for goodwill and certain other indefinite lived intangible assets at the protein products reporting unit. For additional information, see Note 4 – Goodwill and Other Intangible Assets. No such impairment charges were recognized during the Comparable Quarter.

Loss related to plant closures. As a result of the planned closing of the Batavia, Illinois oil concentration facility, the Company recognized a loss of $1.4 million in the Current Quarter largely related to an additional impairment of property, plant and equipment. No such charge was recognized during the Comparable Quarter.

Unallocated

	Three Months Ended June 30,
	2016	2015	Increase (Decrease)
	(in millions)
Selling, general and administrative expenses (including research and development)	$6.7	$5.1	$1.6

Selling, general and administrative expenses (including research and development). Unallocated selling, general and administrative expenses increased $1.6 million, or 29.9%, from $5.1 million for the Comparable Quarter to $6.7 million for the Current Quarter. The increase is primarily due to increased professional fees for services as a result of the Company’s proxy contest, as well as labor and other expenses.

OMEGA PROTEIN CORPORATION

Other non-segmented results of operation

Interest expense.    Interest expense decreased $0.4 million from $0.5 million for the Comparable Quarter to $0.1 million for the Current Quarter. The decrease in interest expense is primarily due to the decreased total debt balance and applicable interest rates for the Current Quarter compared to the Comparable Quarter. Capitalized interest, which offsets interest expense, was less than $0.1 million and approximately $0.2 million for the Current Quarter and Comparable Quarter, respectively.

Gain on foreign currency.    The Company recorded a $0.1 million gain on foreign currency in each of the Current Quarter and Comparable Quarter due to fluctuations in the Canadian dollar foreign exchange rate and working capital balances at Bioriginal Food & Science’s Canadian operations.

Provision for income taxes.    The Company recorded a $3.4 million provision for income taxes for the Current Quarter representing an effective tax rate of 37.3% for income taxes compared to 36.7% for the Comparable Quarter. The increase in the effective tax rate is primarily the result of lower non-deductible expenses. The statutory tax rate of 35% for U.S. federal taxes was in effect for each of the Current and Comparable Quarters.

Interim Results for the Six Months ended June 30, 2016 and June 30, 2015

Animal Nutrition

	Six Months Ended June 30,
	2016	2015	Increase (Decrease)
	(in millions)
Revenues	$131.8	$93.7	$38.1
Cost of sales	80.8	62.3	18.5
Gross profit	51.0	31.4	19.6
Selling, general and administrative expenses (including research and development)	1.2	1.1	0.1
(Gain) loss related to plant closures	(0.3)	1.3	(1.6)
Other (gains) and losses	(0.1)	0.3	(0.4)
Operating income	$50.2	$28.7	$21.5

Revenues.    Animal nutrition revenues increased $38.1 million, or 40.7%, from $93.7 million for the six months ended June 30, 2015 (the “Comparable Period”) to $131.8 million for the six months ended June 30, 2016 (the “Current Period”). The increase in animal nutrition related revenues was primarily due to increased sales volumes of 41.0% and 101.6% for the Company’s fish meal and fish oil, respectively, partially offset by decreased sales prices of 7.3% and 20.2% for the Company’s fish meal and fish oil, respectively. Considering fish meal, fish oil and fish solubles sales activities in total, the Company experienced a $50.1 million increase in revenues due to the increase in sales volumes partially offset by a $12.0 million decrease in revenues caused by decreased sales prices, when comparing the Current Period and Comparable Period. The increase in fish meal and fish oil sales volumes is primarily due to the timing of contracts and increased level of inventory at the beginning of 2016 due to increased production during the 2015 fishing season compared to the 2014 fishing season. The decrease in fish oil sales prices during the Current Period as compared to the Comparable Period is mainly a reflection of prevailing market conditions and prices when underlying sales contracts were executed, as well as a change in product mix related to a larger relative volume of unrefined fish oil sales.

Cost of sales.    Animal nutrition cost of sales, including depreciation and amortization, for the Current Period was $80.8 million, an increase of $18.5 million, or 29.8%, as compared to the Comparable Period. Cost of sales as a percentage of revenues was 61.3% for the Current Period compared to 66.5% for the Comparable Period. The decrease in cost of sales as a percentage of revenues was primarily the result of decreased cost per unit of sales of 14.5% during the Current Period compared to the Comparable Period, due to higher fish catch and production in the 2015 fishing season compared to the 2014 fishing season.

Gross profit.    Animal nutrition gross profit increased $19.6 million, or 62.3%, from $31.4 million for the Comparable Period to $51.0 million for the Current Period due largely to the increase in sales volumes. Gross profit as a percentage of revenue was 38.7% for the Current Period compared to 33.5% for the Comparable Period. The increase in gross profit as a percentage of revenue was primarily due to the decreased cost per unit of sales as discussed above.

OMEGA PROTEIN CORPORATION

Selling, general and administrative expenses.    Animal nutrition selling, general and administrative expenses increased $0.1 million to $1.2 million for the Current Period compared to the Comparable Period.

(Gain) loss related to plant closures. The gain related to plant closures for the Current Period of $0.3 million is due to the early termination of the Cameron, Louisiana fish processing plant lease and reversing various accruals related to the former lease. The Company recognized an ongoing loss on closure of approximately $1.3 million in the Comparable Period primarily related to the relocation of certain assets at the Cameron facility and other closure costs not related to future inventory production.

Other (gains) and losses.   The Company recorded other losses for the Comparable Period of $0.3 million related to the disposal of assets in the ordinary course of business. The gain for the Current Period was $0.1 million.

Human Nutrition

	Six Months Ended June 30,
	2016	2015	Increase (Decrease)
	(in millions)
Revenues	$65.7	$71.1	$(5.4)
Cost of sales	58.5	61.9	(3.4)
Gross profit	7.2	9.2	(2.0)
Selling, general and administrative expenses (including research and development)	8.6	10.1	(1.5)
Impairment of goodwill and other intangible assets	11.6	—	11.6
Loss related to plant closures	2.0	—	2.0
Operating income (loss)	$(15.0)	$(0.9)	$(14.1)

Revenues.    Human nutrition revenues decreased $5.4 million, or 7.6%, from $71.1 million for the Comparable Period to $65.7 million for the Current Period, primarily due to decreases in sales of specialty oils and other nutraceuticals ingredients, partially offset by increases in sales of protein products. Specialty oils decreased by $6.9 million to $51.3 million (including $1.3 million from menhaden omega-3 concentrates and tolling) of revenue in the Current Period from $58.2 million (including $2.8 million from menhaden omega-3 concentrates and tolling) in the Comparable Period. Protein products increased by $3.2 million to $9.6 million of revenue during the Current Period from $6.4 million during the Comparable Period. The increase in revenues from protein products was primarily due to higher sales of bulk ingredients as well as tolling. Other nutraceutical ingredients decreased by $1.7 million to $4.8 million of revenue during the Current Period as compared to $6.5 million during the Comparable Period.

Cost of sales.    Human nutrition cost of sales, including depreciation and amortization, for the Current Period was $58.5 million, a $3.4 million, or 5.5%, decrease compared to the Comparable Period. Human nutrition cost of sales as a percentage of revenue increased from 87.0% for the Comparable Period to 89.0% for the Current Period. Specialty oils added $45.8 million (including $2.6 million from menhaden omega-3 concentrates and tolling) and $51.3 million (including $4.3 million from menhaden omega-3 concentrates and tolling) of cost of sales during the Current Period and Comparable Period, respectively.

Protein products cost of sales was $9.4 million for the Current Period as compared to $6.5 million during the Comparable Period. Other nutraceutical ingredients cost of sales was $3.2 million during the Current Period as compared to $4.1 million for the Comparable Period. The increase in protein products and decreases in specialty oils and other nutraceutical ingredients cost of sales were mainly attributed to changes in sales.

Gross profit.    Human nutrition gross profit decreased $2.0 million, or 21.4%, from $9.2 million for the Comparable Period to $7.2 million for the Current Period. Gross profit as a percentage of revenue was 11.0% for the Current Period as compared to 13.0% for the Comparable Period. The decrease in gross profit as a percentage of revenue was primarily due to decreased specialty oils gross profit as a percentage of revenues.

OMEGA PROTEIN CORPORATION

Selling, general and administrative expenses.    Human nutrition selling, general and administrative expenses decreased $1.5 million, or 14.9%, from $10.1 million for the Comparable Period to $8.6 million for the Current Period. The decrease is primarily due to decreased labor and other expenses.

Impairment of goodwill and other intangible assets. Human nutrition impairment and other costs was $11.6 million for Current Period due to the excess of carrying value over fair value for goodwill and certain other indefinite lived intangible assets at the protein products reporting unit. No such impairment charges were recognized during the Comparable Period.

Loss related to plant closures. As a result of the planned closing of the Batavia, Illinois oil concentration facility, the Company recognized a loss of $2.0 million in the Current Period largely related to an additional impairment of property, plant and equipment and employee severance accruals. No such charge was recognized during the Comparable Period.

Unallocated

	Six Months Ended June 30,
	2016	2015	Increase (Decrease)
	(in millions)
Selling, general and administrative expenses (including research and development)	$11.6	$9.7	$1.9

Selling, general and administrative expenses (including research and development). Unallocated selling, general and administrative expenses increased $1.9 million, or 19.3%, from $9.7 million for the Comparable Period to $11.6 million for the Current Period. The increase is primarily due to increased professional fees for services as a result of the Company’s proxy contest as well as labor and other expenses.

Other non-segmented results of operation

Interest expense.    Interest expense decreased $0.5 million from $0.8 million for the Comparable Period to $0.3 million for the Current Period. The decrease in interest expense is primarily due to the decreased total debt balance and applicable interest rates for the Current Period compared to the Comparable Period. Capitalized interest, which offsets interest expense, was $0.1 million and $0.3 million for the Current Period and Comparable Period, respectively.

Loss on foreign currency.    The Company recorded a $1.4 million and a $0.5 million loss on foreign currency in the Current Period and Comparable Period, respectively, due to fluctuations in the Canadian dollar foreign exchange rate and working capital balances at Bioriginal Food & Science’s Canadian operations.

Provision for income taxes.    The Company recorded an $8.0 million provision for income taxes for the Current Period representing an effective tax rate of 36.2% for income taxes compared to 36.8% for the Comparable Period. The decrease in the effective tax rate is primarily the result of lower non-deductible expenses. The statutory tax rate of 35% for U.S. federal taxes was in effect for each of the Current and Comparable Periods.

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

OMEGA PROTEIN CORPORATION

At June 30, 2016, the Company had an unrestricted cash balance of $6.4 million, an increase of $5.7 million from December 31, 2015. Omega Protein’s annual revenues and its resulting liquidity are highly dependent on annual fish catch, production yields, selling prices for its products and inventories available for sale.  Omega Protein’s average selling price for its animal nutrition products for the six months ended June 30, 2016 was 1% higher than the average selling price for the year ended December 31, 2015.  Omega Protein’s average per unit cost of sales for its animal nutrition ingredients for the six months ended June 30, 2016 was 2% lower than its average per unit cost of sales for the year ended December 31, 2015.

The aggregate amount of the Company’s outstanding indebtedness as of June 30, 2016 was $6.0 million compared to $24.1 million as of December 31, 2015.  The Company will be required to use a portion of its cash flows to pay principal and interest on its debt, which will reduce the amount of money the Company has for operations, capital expenditures, expansion, acquisitions or general corporate or other business activities. In addition, the covenants contained in the Company’s debt agreements limit its ability to borrow money in the future for acquisitions, capital expenditures or to meet the Company’s operating expenses or other general corporate obligations. See “Item 1A. Risk Factors - The Company has a moderate amount of indebtedness, which may adversely affect its ability to operate its business, remain in compliance with debt covenants and make payments on its debt” in the Company’s 2015 Form 10-K.

As of June 30, 2016, the Company has contracted through energy swap derivatives or physical contracts a portion of its estimated 2016, 2017 and 2018 energy use.

Source of Capital: Operations

Net operating activities provided cash of $41.9 million and used cash of $4.3 million during the six months ended June 30, 2016 and 2015, respectively. The increase in operating cash flow is primarily attributable to increased net income from the sale of animal nutrition segment inventory as a result of increased fish catch in 2015 as compared to 2014 as well as increased fish oil yields in 2016.

Source of Capital: Debt

Net financing activities used cash of $18.0 million and provided cash of $24.9 during the six months ended June 30, 2016 and 2015, respectively. The six months ended June 30, 2016 included $0.5 million in proceeds and tax effects received from stock options exercised, $0.4 million in stock repurchases relating to employee returns of restricted stock to the Company in satisfaction of withholding taxes, $24.5 million in debt principal payments and $6.4 million in debt principal borrowings. The six months ended June 30, 2015 included $1.0 million in proceeds and tax effects received from stock options exercised, $0.2 million in stock repurchases relating to employee returns of restricted stock to the Company in satisfaction of withholding taxes, $3.8 million in debt principal payments and $27.8 million in debt principal borrowings.

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

All Loans and all other obligations outstanding under the Loan Agreement shall be payable in full in August 2020. As of June 30, 2016 and December 31, 2015, the Company had $4.2 million and $22.9 million outstanding under the Loan Agreement and approximately $8.6 million and $7.8 million in standby letters of credit issued, respectively. As of June 30, 2016, the Company was in compliance with all financial covenants under the Loan Agreement. The Company has no off-balance sheet arrangements other than normal operating leases and standby letters of credit.

OMEGA PROTEIN CORPORATION

In March 2015, Bioriginal Food & Science Europe extended the terms of its credit facility with ING Commercial Finance B.V. which provides borrowings up to an amount based on accounts receivable and inventory balances, and matures on March 31, 2018.  Advances are repayable on demand and bear interest payable monthly at 1.75% + EURIBOR (currently 1.70%).  This credit facility is secured by accounts receivable and inventory of Bioriginal Food & Science Europe to a maximum of 85% of accounts receivable and 60% of inventory.  This credit facility contains cross default provisions and other covenants.  As of June 30, 2016 and December 31, 2015, Bioriginal Food & Science Europe had $1.8 million and $1.2 million outstanding under this credit facility, respectively, which is included in current maturities.

In June 2010, Bioriginal Food & Science Europe entered into a credit facility with ING Bank N.V. which provides borrowings up to 250,000 Euro and matures on November 16, 2016.  Under the credit facility, interest is paid at 2.70% plus the EURIBOR rate (currently 2.49%).  This credit facility is secured by Bioriginal Food & Science Europe’s equipment. This facility contains cross default provisions and other covenants.   As of June 30, 2016 and December 31, 2015, there were no outstanding borrowings under this credit facility.

The Company’s notes payable and long-term debt are more fully explained in Note 11 to the consolidated financial statements in Item 8 of the Company’s Form 10-K for the fiscal year ended December 31, 2015.

Use of Capital: Capital Investments

The Company’s investing activities consist mainly of capital expenditures for equipment purchases, replacements, vessel refurbishments, plant expansions, fish oil refining processes and technology. The Company made capital expenditures of approximately $18.3 million and $21.0 million, including $0.1 million and $0.3 million of capitalized interest, for the six month periods ended June 30, 2016 and 2015, respectively. The Company anticipates investing an additional $20 million to $28 million in capital expenditures during the remainder of 2016, excluding capitalized interest, primarily for the expansion of production capabilities, refurbishment of vessels and plant assets, regulatory and environmental requirements and for the improvement of certain equipment. Additional investment opportunities or requirements may arise during the year, which could cause capital expenditures to exceed this range.

Use of Capital: Financing

In May 2016, the Company announced a share repurchase program of up to $40 million over the next 3 years. The Company is not obligated under the program to acquire any particular number of shares and can suspend or terminate the program at any time. Although no shares were repurchased during the six months ended June 30, 2016, it is possible that the share repurchase program could impact financing cash flows during the remainder of 2016.

Use of Capital: Contractual Obligations

The following tables aggregate information about the Company’s contractual cash obligations and other commercial commitments (in thousands) as of June 30, 2016:

	Payments Due by Period
		Less than	1 to 3	4 to 5	After 5
Contractual Cash Obligations	Total	1 year	years	years	years

Debt	$6,008	$1,807	$—	$4,201	$—
Interest on debt	425	120	201	104	—
Operating lease obligations	10,064	2,719	5,040	1,829	476
Pension funding (1)	5,280	560	1,625	1,800	1,295
Total Contractual Obligations	$21,777	$5,206	$6,866	$7,934	$1,771

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

In the normal course of business, the financial condition of the Company is exposed to minimal market risk associated with interest rate movements on the Company’s borrowings.  In the past, to mitigate this risk, the Company has entered into interest rate swap agreements to effectively lock-in the LIBOR component of certain debt instruments.  However, no interest rate swap agreements are currently in effect. As of June 30, 2016, the Company’s indebtedness of $6.0 million was subject to variable interest rates. A one percent increase or decrease in the levels of interest rates on variable rate debt would not result in a material change to the Company’s results of operations.

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

The Company has received a petition on probation filed by the U.S. Attorney’s Office for the Eastern District of Virginia and as a result of that petition has become aware of a criminal investigation being conducted by the U.S. Attorney’s Office for the Western District of Louisiana into the waste water discharge practices of the Abbeville, Louisiana facility of its Omega Protein subsidiary. For additional information, see Item 1A Risk Factors.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Form 10-K for the fiscal year ended December 31, 2015, except as set forth below.

The Company has received a petition on probation filed by the U.S. Attorney’s Office for the Eastern District of Virginia and as a result of that petition has become aware of a criminal investigation being conducted by the U.S. Attorney’s Office for the Western District of Louisiana into the waste water discharge practices of the Abbeville, Louisiana facility of its Omega Protein subsidiary. In June 2013, Omega Protein, the Company’s principal subsidiary, entered into a plea agreement with the United States Attorney’s Office for the Eastern District of Virginia, in which the subsidiary pled guilty to two felony counts under the Clean Water Act in order to resolve an investigation related to the fishing vessels and operations of its Reedville, Virginia facility. In connection with that plea agreement, Omega Protein paid a fine of $5.5 million, and made a $2.0 million contribution to an environmental fund.

The plea agreement and the terms of the court’s sentencing order imposed a three-year period of probation that was scheduled to end in June 2016. The petition on probation filed by the U.S. Attorney’s Office for the Eastern District of Virginia seeks to revoke the subsidiary’s probation based on alleged Clean Water Act violations at its Abbeville, Louisiana facility. A hearing on the petition is expected to occur in September 2016.

Based on the petition, the Company became aware of a criminal investigation being conducted by the United States Attorney’s Office for the Western District of Louisiana regarding Omega Protein’s waste water discharge practices as its Abbeville, Louisiana facility. The Company is reviewing the Abbeville facility’s waste water handling operations to determine compliance with applicable laws and regulations.

The Company cannot predict the outcome of the United States Attorney’s investigation in the Western District of Louisiana, or the effect of the findings of that investigation on Omega Protein’s probation status imposed by the federal court in the Eastern District of Virginia. In the event that Omega Protein is found to be not in compliance with the probation terms of the plea agreement and the court’s sentencing order, Omega Protein could be subject to additional criminal penalties or prosecution in the Eastern District of Virginia. In addition, if the United States Attorney in the Western District of Louisiana were to file new criminal charges regarding the waste water disposal operations of the Abbeville facility as a result of that office’s investigation, then Omega Protein could be subject to additional criminal penalties or prosecution in that district.

Omega Protein could also experience increased compliance costs, or material adverse alterations to the conduct of its normal course operations, in connection with these matters.

OMEGA PROTEIN CORPORATION

In addition, the prior convictions under the Clean Water Act have adversely affected Omega Protein’s ability to secure government contracts with the United States, and secure future loans under the NFMS Title XI loan program in connection with the affected facility. The subsidiary has received notice from the EPA that it is ineligible, as a result of the convictions under the Clean Water Act, for receipt of government contracts, loans or benefits if any part of the work will be performed, or the loan collateral will be located, at the facility where the offense occurred.

The Company cannot predict the outcome of any of the foregoing matters. Any of the foregoing matters could result in a material adverse effect on the Company’s business, reputation, results of operation and financial condition.

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

The following table sets forth information with respect to repurchases by the Company of its shares of Common Stock during the second quarter of 2016:

Period	Total number of shares repurchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
April 2016	—	—	—	—
May 2016	—	—	—	—
June 2016	—	—	—	—
Three months ended June 30, 2016	—	—	—	—

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

On July 21, 2016, Omega Protein received notice that the United Food and Commercial Workers International Union filed a petition with the National Labor Relations Board (“NLRB”) seeking certification to represent certain employees for the purpose of collective bargaining at the Company’s Reedville, Virginia fish processing plant. The matter is being processed and adjudicated under NLRB procedures.

OMEGA PROTEIN CORPORATION

Item 6. Exhibits

Exhibit No.	Description of Exhibit

*3.1	First Amendment to the Amended and Restated Bylaws of Omega Protein Corporation (incorporated by reference from Appendix B to the Company’s Proxy Statement on Schedule 14A filed with the Commission on May 23, 2016).

*†10.1	Form of Award of Restricted Stock Agreement for Independent Directors dated June 28, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 1, 2016).

10.2	Termination of Lease Agreement dated as of June 9, 2016 between The Ardoin Limited Partnership, LR Henry, LLC and Omega Protein, Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification for Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification for Chief Financial Officer.

32.1	Section 1350 Certification for Chief Executive Officer.

32.2	Section 1350 Certification for Chief Financial Officer.

#101.INS	XBRL Instance Document.

#101.SCH	XBRL Taxonomy Extension Schema Document.

#101.PRE	XBRL Taxonomy Presentation Linkbase Document.

#101.LAB	XBRL Taxonomy Label Linkbase Document.

#101.CAL	XBRL Taxonomy Calculation Linkbase Document.

#101.DEF	XBRL Definition Linkbase Document.

* Incorporated by reference

† Management Contract or Compensatory Plan or arrangement

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

OMEGA PROTEIN CORPORATION
(Registrant)

August 3, 2016	By:	/s/ Andrew C. Johannesen
Andrew C. Johannesen
Executive Vice President, Chief Financial Officer