Form 10-Q
period 2016-09-30
OMEGA PROTEIN CORP
filed 2016-11-02
CIK 1053650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-Q

[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Yes      No X .

Number of shares outstanding of the Registrant's Common Stock, par value $0.01 per share, on October 28, 2016: 22,437,960.

OMEGA PROTEIN CORPORATION

OMEGA PROTEIN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements and Notes

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$34,235	$661
Receivables, net	46,998	40,489
Inventories	111,868	119,994
Deferred tax asset, net	3,305	3,422
Assets held for sale	500	—
Prepaid expenses and other current assets	4,587	4,496
Total current assets	201,493	169,062
Property, plant and equipment, net	182,695	176,089
Goodwill	26,643	38,127
Other intangible assets, net	18,683	20,107
Other assets, net	5,639	3,818
Total assets	$435,153	$407,203

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$1,497	$1,214
Accounts payable	11,401	15,876
Accrued liabilities	50,423	33,254
Total current liabilities	63,321	50,344
Long-term debt, net of current maturities	3,526	22,882
Deferred tax liability, net	28,333	27,844
Pension liabilities, net	5,706	6,048
Other long-term liabilities	2,909	4,915
Total liabilities	103,795	112,033

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 authorized shares; none issued	—	—
Common Stock, $0.01 par value; 80,000,000 authorized shares; 22,605,003 and 22,371,179 shares issued and 22,437,960 and 22,221,027 shares outstanding at September 30, 2016 and December 31, 2015, respectively	222	220
Capital in excess of par value	155,263	151,250
Retained earnings	187,839	159,243
Treasury stock, at cost – 167,043 and 150,152 shares at September 30, 2016 and December 31, 2015, respectively	(2,871)	(2,505)
Accumulated other comprehensive loss	(9,095)	(13,038)
Total stockholders’ equity	331,358	295,170
Total liabilities and stockholders’ equity	$435,153	$407,203

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OMEGA PROTEIN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues	$108,753	$112,216	$306,246	$277,015
Cost of sales	75,706	77,023	214,982	201,196
Gross profit	33,047	35,193	91,264	75,819

Selling, general, and administrative expense	9,793	11,659	29,832	31,072
Research and development expense	605	751	1,954	2,295
Impairment of goodwill and other intangible assets	—	3,960	11,614	3,960
Loss related to plant closures	663	630	2,328	1,917
(Gain) loss on disposal of assets	(17)	949	(83)	1,283
Operating income	22,003	17,244	45,619	35,292
Interest expense	(108)	(369)	(387)	(1,192)
Gain (loss) on foreign currency	159	(808)	(1,199)	(1,270)
Other expense, net	(221)	(137)	(184)	(341)
Income before income taxes	21,833	15,930	43,849	32,489

Provision for income taxes	7,280	5,356	15,253	11,442
Net income	14,553	10,574	28,596	21,047

Other comprehensive income (loss):
Foreign currency translation adjustment net of tax (expense) benefit of $31, ($36), ($553) and $670, respectively	(58)	66	1,027	(1,245)
Energy swap adjustment, net of tax (expense) benefit of ($285), $45, ($1,212) and ($274), respectively	530	(84)	2,251	509
Pension benefits adjustment, net of tax expense of $119, $105, $358 and $315, respectively	221	195	665	585
Comprehensive income	$15,246	$10,751	$32,539	$20,896

Basic earnings per share (See Note 14)	$0.65	$0.48	$1.28	$0.97

Weighted average common shares outstanding	21,935	21,399	21,894	21,173

Diluted earnings per share (See Note 14)	$0.64	$0.47	$1.27	$0.95

Weighted average common shares and potential common share equivalents outstanding	22,232	21,797	22,194	21,626

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OMEGA PROTEIN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$28,596	$21,047
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,149	18,125
Loss related to plant closures	2,131	—
Loss (gain) on disposal of assets	(83)	1,283
Impairment of goodwill and other intangible assets	11,614	3,960
Provisions for losses on receivables	29	36
Share based compensation	1,809	1,722
Deferred income taxes	(624)	(1,508)
Unrealized loss on foreign currency fluctuations, net	1,199	1,270
Changes in assets and liabilities:
Receivables	(6,681)	(7,359)
Inventories	7,675	(24,446)
Prepaid expenses and other current assets	(85)	(528)
Other assets	(2,546)	(2,265)
Accounts payable	(4,680)	(3,805)
Accrued liabilities	21,086	23,673
Pension liability, net	323	(532)
Other long term liabilities	(1,797)	1,863
Net cash provided by operating activities	77,115	32,536
Cash flows from investing activities:
Capital expenditures	(26,383)	(29,086)
Proceeds from disposition of assets	107	55
Net cash used in investing activities	(26,276)	(29,031)
Cash flows from financing activities:
Principal payments of long-term debt	(25,485)	(41,701)
Proceeds from long-term debt	6,376	33,151
Debt issuance costs	—	(970)
Treasury stock repurchase	(367)	(158)
Proceeds from equity compensation transactions	1,342	4,463
Excess tax benefit of equity compensation transactions	865	1,063
Net cash (used in) provided by financing activities	(17,269)	(4,152)
Net increase (decrease) in cash and cash equivalents	33,570	(647)
Translation effect on cash	4	—
Cash and cash equivalents at beginning of year	661	1,430
Cash and cash equivalents at end of period	$34,235	$783

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

The animal nutrition segment is comprised primarily of two subsidiaries: Omega Protein, Inc. (“Omega Protein”) and Omega Shipyard, Inc. (“Omega Shipyard”). Omega Protein, the Company’s principal operating subsidiary, is the successor to a business conducted since 1913. Omega Protein produces and markets a variety of products produced from menhaden (a herring-like species of fish found in commercial quantities in the U.S. coastal waters of the Atlantic Ocean and Gulf of Mexico), including specialty fish meal, crude and refined fish oils and fish solubles. Omega Protein’s fish meal products are primarily used as a protein ingredient in animal feed for swine, aquaculture and household pets. Fish oil is used primarily for animal and aquaculture feeds, as well as additives to human food products and dietary supplements. Omega Protein’s fish solubles are sold primarily to bait manufacturers and for use as an organic fertilizer. Omega Protein’s business is seasonal in nature and generally has higher revenues during the third quarter of each fiscal year. A portion of Omega Protein’s production is transferred to the human nutrition segment where it is further processed and sold. Omega Shipyard owns and operates a drydock facility in Moss Point, Mississippi that is used to provide shoreside maintenance for Omega Protein’s fishing fleet.

The human nutrition segment operates under the “tera’s®” branded product and “Bioriginal” names. Bioriginal has three primary product lines: specialty oils, protein products and other nutraceutical ingredients. Bioriginal is comprised primarily of four subsidiaries: Bioriginal Food & Science Corp. (“Bioriginal Food & Science”), Wisconsin Specialty Protein, L.L.C. (“WSP”), Cyvex Nutrition, Inc. (“Cyvex”) and InCon Processing, L.L.C. (“InCon”). Bioriginal Food & Science, acquired by the Company in September 2014 and headquartered in Saskatoon, Canada with additional operations in the Netherlands, is a supplier of plant and marine based specialty oils to the food and nutraceutical industries. WSP, acquired by the Company in February 2013, is a manufacturer and marketer of specialty dairy proteins and other related products headquartered in Madison, Wisconsin and operates a production facility in Reedsburg, Wisconsin. Cyvex is located in Irvine, California and is a supplier for the food and nutraceutical industries. InCon is located in Batavia, Illinois and is a specialty processor that utilized molecular distillation technology to purify and concentrate Omega-3 fish oils and, subject to outside demand and excess capacity, a variety of other compound products for third-party tolling customers. In March 2016, as part of its strategy to focus on non-concentrated omega-3 oils instead of concentrated omega-3 oils, the Company decided to exit its Batavia, Illinois oil concentration facility. In September 2016, the Company entered into an agreement to sell most of the assets of InCon, and that sale closed in October 2016. For additional information on the sale of these assets, see Note 17 – Subsequent Event, and for additional information related to the closure of the Batavia facility, see Note 2 – Plant Closures.

Basis of Presentation

These interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally provided have been omitted. The interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015. The yearend condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the Company’s consolidated financial position as of September 30, 2016, and the results of its operations for the three month and nine month periods ended September 30, 2016 and 2015 and its cash flows for the nine month periods ended September 30, 2016 and 2015. Quarterly operating results are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive (loss) gain, net of tax, included in stockholders’ equity are as follows:

Changes in Accumulated Other Comprehensive Loss by Component

For the Nine Months Ended September 30, 2016 (in thousands)

	Gains and Losses On Cash Flow Hedges		Defined Benefit Pension Items		Foreign Currency Translation Adjustment	Total
Balance as of December 31, 2015	$(2,012)		$(8,335)		$(2,691)	$(13,038)
Other comprehensive gain (loss) before reclassifications	1,018		—		1,027	2,045
Amounts reclassified from accumulated other comprehensive loss	1,233	(a)	665	(b)	—	1,898
Net current-period other comprehensive income	2,251		665		1,027	3,943
Balance as of September 30, 2016	$239		$(7,670)		$(1,664)	$(9,095)

Changes in Accumulated Other Comprehensive Loss by Component

For the Nine Months Ended September 30, 2015 (in thousands)

	Gains and Losses On Cash Flow Hedges		Defined Benefit Pension Items		Foreign Currency Translation Adjustment	Total
Balance as of December 31, 2014	$(2,137)		$(7,804)		$(915)	$(10,856)
Other comprehensive gain (loss) before reclassifications	(1,167)		—		(1,245)	(2,412)
Amounts reclassified from accumulated other comprehensive loss	1,676	(a)	585	(b)	—	2,261
Net current-period other comprehensive income	509		585		(1,245)	(151)
Balance as of September 30, 2015	$(1,628)		$(7,219)		$(2,160)	$(11,007)

(a)	This accumulated other comprehensive income component is reclassified to the unallocated inventory cost pool in the period when the energy consumption takes place.
(b)	This accumulated other comprehensive income component is included in the computation of net periodic pension costs as amortization of actuarial loss which are explained in more detail in Note 15 to the consolidated financial statements in Item 8 of the Company’s Form 10-K for the fiscal year ended December 31, 2015.

Recently Issued Accounting Standards

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15, Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments. This ASU is intended to clarify the presentation of cash receipts and payments in specific situations. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2017, including interim periods within those annual periods, and early application is permitted. The Company is currently reviewing the effect of ASU No. 2016-15 on the Company’s consolidated results of operations, financial position and related disclosures.

In June 2016, the FASB issued Accounting Standards Update ASU 2016-13, Financial Instruments – Credit Losses.  ASU 2016-13 was issued to provide more decision-useful information about the expected credit losses on financial instruments and changes the loss impairment methodology. ASU No. 2016-13 will be effective for us as of January 1, 2020 using a modified retrospective adoption method. The impact of the adoption of ASU 2016-13 is not expected to have a significant impact on the Company’s consolidated results of operations, financial position and related disclosures.

On March 30, 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation.  ASU 2016-09 was issued as part of the FASB’s simplification initiative and affects all entities that issue share-based payment awards to their employees. ASU 2016-09 covers accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU No. 2016-09 will be effective for the Company as of January 1, 2017. The Company is currently reviewing the effect of ASU No. 2016-09 on the Company’s consolidated results of operations, financial position and related disclosures.

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

NOTE 2. PLANT CLOSURES

Batavia Plant

As part of our strategic review and as a result of operating results that did not meet expectations, we re-assessed our business strategy to produce and sell concentrated menhaden fish oils. During this assessment, sales efforts were reduced and the Company determined that the carrying values of certain assets located at our facility in Batavia, Illinois were no longer recoverable. In March 2016, the Company decided to exit this facility. During the second quarter of 2016 the Company received a non-binding offer to purchase substantially all of the assets at the Batavia facility and began negotiations with a potential buyer to sell those assets. The assets are presented on the unaudited condensed consolidated balance sheet as assets held for sale. Under the accounting guidance of ASC 360, the Company determined that these negotiations represented a triggering event and re-assessed the carrying value of those assets. The Company determined that the carrying value of those assets exceeded their fair value by approximately $1.2 million and recorded a charge to reduce their carrying value. In September 2016, the Company entered into an agreement to sell substantially all of the assets of InCon at the Batavia facility, and that sale closed on October 3, 2016. As a result of negotiations in conjunction with entering into the sale agreement, the Company determined that the fair value of the remaining assets subject to the agreement exceeded their carrying value by approximately $0.5 million and recorded a charge to reduce their carrying value. The charge primarily relates to assets which were not included in the non-binding offer originally received in the second quarter. For additional information on the sale of these assets, see Note 17 – Subsequent Event.

The following table shows all charges related to the plant closure that have been recorded in the Company’s unaudited condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2016 and from December 1, 2015 to September 30, 2016:

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016	December 2015 to September 30, 2016
	(in thousands)
Impairment of property, plant and equipment	$534	$1,734	$5,892
Write-off material and supplies inventory	336	575	575
Employee severance costs	138	677	677
Estimated decommissioning costs	(375)	(375)	—
Other closure costs	30	30	30
Total loss related to plant closure	$663	$2,641	$7,174

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Pursuant to the sale agreement, the Company has no further obligation for the property. As a result, previously recognized accruals for estimate decommissioning costs were reversed and a gain was recognized during the three month ended September 30, 2016.

Cameron Plant

In December 2013, the Company effectively closed its menhaden fish processing plant located in Cameron, Louisiana and re-deployed certain vessels from that facility to the Company’s other Gulf Coast facilities located in Abbeville, Louisiana and Moss Point, Mississippi. In conjunction with the closure, the following charges were incurred in the Company’s unaudited condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2016 and 2015 and from December 2013 to September 30, 2016:

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015	December 2013 to September 30, 2016
	(in thousands)
Impairment of property, plant and equipment	$—	$—	$—	$—	$7,922
Write-off material and supplies inventory	—	—	—	—	150
Employee severance costs	—	—	—	—	732
Estimated decommissioning costs	—	—	—	—	250
Other ongoing closure costs not attributable to future production	—	630	(313)	1,917	6,405
Total loss (gain) related to plant closure	$—	$630	$(313)	$1,917	$15,459

In June 2016, the Company and its landlord agreed on the mutual termination of the lease for the Cameron facility pursuant to which the Company has no further ongoing lease payment or other obligations for the property. As a result of the termination of the lease, previously recognized accruals for ongoing contractual obligations were reversed and a gain was recognized during the nine months ended September 30, 2016.

NOTE 3. INDUSTRY SEGMENTS

The Company evaluates and reviews its results of operations in two segments, animal nutrition and human nutrition. These segments are managed separately and information on each segment is used by the chief operating decision makers as they make decisions about the Company’s overall resource allocation and assess performance.

The animal nutrition segment is primarily comprised of the Company’s fishing related assets. These assets produce fish meal, oil and solubles that are sold primarily to animal nutrition customers. A portion of the Company’s fish oil is also partially refined and transferred at cost to the human nutrition segment where it is further refined for sale to the human nutrition market. The human nutrition segment is comprised of assets used to produce, procure, market and sell products, including plant oils, dairy proteins, fish oils and nutraceuticals to human nutrition markets.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The tables below present information about reported segments for the three months ended September 30, 2016 and 2015 (in thousands):

2016	Animal Nutrition	Human Nutrition	Unallocated	Total
Revenue (1)	$77,658	$31,095	$—	$108,753
Cost of sales	48,532	27,174	—	75,706
Gross profit	29,126	3,921	—	33,047
Selling, general and administrative expenses (including research and development)	559	3,719	6,120	10,398
(Gain) loss related to plant closures	—	663	—	663
Other (gains) and losses	(17)	—	—	(17)
Operating income (loss)	$28,584	$(461)	$(6,120)	$22,003
Depreciation and amortization	$4,978	$1,383	$189	$6,550
Identifiable assets	$257,009	$139,709	$38,435	$435,153
Capital expenditures	$6,798	$95	$1,218	$8,111

2015	Animal Nutrition	Human Nutrition	Unallocated	Total
Revenue (2)	$73,169	$39,047	$—	$112,216
Cost of sales	44,449	32,574	—	77,023
Gross profit	28,720	6,473	—	35,193
Selling, general and administrative expense (including research and development)	767	5,170	6,473	12,410
Impairment of goodwill and other intangible assets	—	3,960	—	3,960
Loss related to plant closure	630	—	—	630
Other (gains) and losses	(19)	968	—	949
Operating income (loss)	$27,342	$(3,625)	$(6,473)	$17,244
Depreciation and amortization	$4,575	$1,510	$129	$6,214
Identifiable assets	$244,791	$170,801	$1,523	$417,115
Capital expenditures	$5,846	$1,218	$992	$8,056

(1) Excludes revenue from internal customers of $0.2 million for fish oil that was transferred from the animal nutrition segment to the human nutrition segment at cost.

(2) Excludes revenue from internal customers of $0.8 million for fish oil that was transferred from the animal nutrition segment to the human nutrition segment at cost.

The tables below present information about reported segments for the nine months ended September 30, 2016 and 2015 (in thousands):

2016	Animal Nutrition	Human Nutrition	Unallocated	Total
Revenue (3)	$209,455	$96,791	$—	$306,246
Cost of sales	129,355	85,627	—	214,982
Gross profit	80,100	11,164	—	91,264
Selling, general and administrative expenses (including research and development)	1,707	12,328	17,751	31,786
Impairment of goodwill and other intangible assets	—	11,614	—	11,614
(Gain) loss related to plant closures	(313)	2,641	—	2,328
Other (gains) and losses	(83)	—	—	(83)
Operating income (loss)	$78,789	$(15,419)	$(17,751)	$45,619
Depreciation and amortization	$14,388	$4,190	$571	$19,149
Identifiable assets	$257,009	$139,709	$38,435	$435,153
Capital expenditures	$22,702	$1,599	$2,082	$26,383

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

2015	Animal Nutrition	Human Nutrition	Unallocated	Total
Revenue (4)	$166,869	$110,146	$—	$277,015
Cost of sales	106,739	94,457	—	201,196
Gross profit	60,130	15,689	—	75,819
Selling, general and administrative expense (including research and development)	1,860	15,286	16,221	33,367
Impairment of goodwill and other intangible assets	—	3,960	—	3,960
Loss related to plant closure	1,917	—	—	1,917
Other (gains) and losses	315	968	—	1,283
Operating income (loss)	$56,038	$(4,525)	$(16,221)	$35,292
Depreciation and amortization	$13,224	$4,537	$364	$18,125
Identifiable assets	$244,791	$170,801	$1,523	$417,115
Capital expenditures	$23,335	$3,551	$2,200	$29,086

(3) Excludes revenue from internal customers of $0.6 million for fish oil that was transferred from the animal nutrition segment to the human nutrition segment at cost.

(4) Excludes revenue from internal customers of $1.8 million for fish oil that was transferred from the animal nutrition segment to the human nutrition segment at cost.

The tables below reconcile total segment operating income to total earnings from operations before income taxes (in thousands):

	Three Months Ended September 30,
	2016	2015
Operating income for reportable segments	$22,003	$17,244
Interest expense	(108)	(369)
Gain (loss) on foreign currency	159	(808)
Other expense, net	(221)	(137)
Income before income taxes	$21,833	$15,930

	Nine Months Ended September 30,
	2016	2015
Operating income for reportable segments	$45,619	$35,292
Interest expense	(387)	(1,192)
Gain (loss) on foreign currency	(1,199)	(1,270)
Other expense, net	(184)	(341)
Income before income taxes	$43,849	$32,489

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

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

During the second quarter of 2016, the Company completed its annual impairment testing of goodwill and indefinite life intangible assets related to its acquisition of Bioriginal Food & Science in September 2014.  As of June 30, 2016, the calculated fair value of Bioriginal Food & Science’s trade name exceeded its $3.8 million carrying value by 21% and the calculated fair value of goodwill and other indefinite lived intangible assets exceeded their $26.6 million carrying values by 26%. The Company does not currently consider the carrying value of these assets to be at risk due to the level of anticipated profitability of Bioriginal Food & Science. Key assumptions in the fair value calculation include sales volumes and prices, the portion of sales attributable to trade names, the cost and availability of raw materials and the discount rate. During the third quarter of 2016, this reporting unit experienced gross profits and operating income lower than assumed in the June 30, 2016 analysis.  However, the Company’s long-term outlook on this business remains consistent with the previous forecast and the Company determined that an interim assessment for impairment is not necessary for the Bioriginal Food & Science reporting unit. In future quarters, the Company will continue to monitor events and circumstances related to Bioriginal Food & Science for any indicators that the carrying value, including goodwill, is greater than the fair value of this reporting unit.  Considering the level of sensitivity with respect to key assumptions, if future cash flow expectations decline sufficiently the estimated fair values would be reduced and could potentially result in a material impairment in a subsequent period.

As of December 31, 2015, the Company completed its annual assessment of the WSP reporting unit’s goodwill for potential impairment. In that assessment, the Company estimated that the fair value of the reporting unit exceeded its carrying value by $2.5 million or 12%. Key assumptions and sensitivities related to that assessment are more fully explained in Note 10 to the consolidated financial statements in Item 8 of the Company’s Form 10-K for the fiscal year ended December 31, 2015. During the first six months of 2016, this reporting unit experienced gross profits and operating income lower than was assumed in the December 31, 2015 analysis. While dairy protein product sales grew, several relatively higher-margin products did not grow as rapidly as was anticipated in the forecast prepared as of December 31, 2015. As a result, the Company re-assessed and revised several key assumptions in its forecast for WSP. The revised assumptions included (i) lower sales growth rates, (ii) a change in the product mix that generally increased the portion of sales from relatively lower margin products, and (iii) a reduction in the long-term growth rate used in the terminal year. This resulted in a new forecast for WSP that was lower than the forecast prepared as of December 31, 2015. Based on (i) the modest excess of estimated fair value over carrying value at December 31, 2015, (ii) actual results that were less than forecast for the six months ended June 30, 2016, and (iii) a lower forecast, the Company determined that triggering events had occurred and there was sufficient evidence to indicate the need to perform an interim test for impairment of goodwill. The results of the interim test for impairment, which included the revised outlook for the business, indicated that the carrying amount of the reporting unit exceeded its fair value and the Company recorded a charge of $11.6 million to impair the goodwill for this reporting unit. The interim testing also concluded that the fair value of the reporting unit’s other indefinite-lived intangible assets (trade names) exceeded its $1.1 million carrying value by 39% and no impairment was necessary. However, as a result of actual performance being below original forecasts, changes in the mix of products sold and changes in retail customer behavior in the marketplace for the trade name, the Company determined the trade name for the reporting unit is no longer considered an indefinite-lived asset and began amortizing it in during the quarter ended September 30, 2016.

The following table summarizes the changes in the carrying amount of goodwill by reporting unit (in thousands):

	Bioriginal Food & Science	WSP	Total
January 1, 2016	$26,513	11,614	$38,127
Impairment	—	(11,614)	(11,614)
Foreign currency translation adjustment	130	—	130
September 30, 2016	$26,643	—	$26,643

The following table summarizes the Company’s intangible assets (in thousands):

	Balance at January 1, 2016	Reclassified	Amortization	Foreign currency translation adjustment	Balance at September 30, 2016
Customer relationships and brand names, net of accumulated amortization of $4,230 and $5,755, respectively	$14,851	1,489	(1,525)	78	$14,893
Indefinite life intangibles – trade names/secrets and other	5,256	(1,489)	—	23	3,790
Total intangible assets	$20,107	—	(1,525)	101	$18,683

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Amortization expense of the Company’s intangible assets for the three months ended September 30, 2016 and 2015 was approximately $0.5 million and for the nine months ended September 30, 2016 and 2015 was approximately $1.5 million. The table below shows estimated future amortization expense related to intangible assets (in thousands):

Remainder of 2016	$518
2017	2,074
2018	2,074
2019	2,074
Thereafter	8,153
Total estimated future amortization expense	$14,893

The Company’s goodwill and other intangible assets are more fully explained in Note 10 to the consolidated financial statements in Item 8 of the Company’s Form 10-K for the fiscal year ended December 31, 2015.

NOTE 5. RECEIVABLES, NET

Receivables, net are summarized below (in thousands):

	September 30, 2016	December 31, 2015
Trade	$42,255	$32,179
Insurance	4,319	6,769
Income tax	477	1,133
Other	532	976
Total accounts receivable	47,583	41,057
Less allowance for doubtful accounts	(585)	(568)
Receivables, net	$46,998	$40,489

NOTE 6. INVENTORY

The major classes of inventory are summarized below (in thousands):

	September 30, 2016	December 31, 2015	September 30, 2015
Fish meal	$38,683	$37,308	$52,644
Fish oil	25,960	25,600	22,106
Fish solubles	567	696	831
Unallocated inventory cost pool (including off-season costs)	575	7,807	(2,828)
Other nutraceutical products	4,038	6,393	5,756
Bioriginal Food & Science products	22,944	24,024	25,387
Dairy protein products	8,416	8,447	7,605
Other materials and supplies	10,685	9,719	10,125
Total inventory	$111,868	$119,994	$121,626

Inventory at September 30, 2016, December 31, 2015 and September 30, 2015 is stated at the lower of cost and net realizable value. The elements of the September 30, 2016 unallocated inventory cost pool include Omega Protein’s plant and vessel related labor, utilities, rent, repairs and depreciation, which are allocated to 2016 fishing season production. The unallocated inventory cost pool may temporarily have a negative balance late in the fishing season due to differences in the timing of costs and production.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

NOTE 7. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are summarized below (in thousands):

	September 30, 2016	December 31, 2015
Prepaid insurance	$2,772	$2,317
Product deposits	—	767
Selling expenses	155	50
Leases	400	119
Energy swap	289	—
Other prepaids and expenses	971	1,243
Total prepaid expenses and other current assets	$4,587	$4,496

Amounts included in prepaid expenses and other current assets consist primarily of prepaid operating expenses including insurance, rents, and selling expenses. Prepaid selling expenses are expensed in those periods in which the related revenue is recognized.

NOTE 8. OTHER ASSETS, NET

Other assets, net are summarized below (in thousands):

	September 30, 2016	December 31, 2015
Fish nets, net of accumulated amortization of $1,785 and $1,003	$1,649	$1,193
Insurance receivables	2,642	1,369
Debt issuance costs	920	1,150
Energy swap	232	—
Deposits and other	196	106
Total other assets, net	$5,639	$3,818

Amortization expense for fishing nets amounted to approximately $0.3 million for each of the three months ended September 30, 2016 and 2015 and $0.8 million and $0.9 million for the nine months ended September 30, 2016 and 2015, respectively.

As of September 30, 2016 and December 31, 2015, insurance receivables primarily relates to Jones Act claims for employees aboard its vessels. This estimated amount is recorded gross of estimated claims which may be due to claimants and is included in accrued insurance liabilities.

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

NOTE 9. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net are summarized below (in thousands):

	September 30, 2016	December 31, 2015
Land	$9,407	$9,407
Plant assets	205,230	207,249
Fishing vessels	124,781	114,453
Furniture and fixtures	12,286	12,315
Construction in progress	19,466	13,793
Total property and equipment	371,170	357,217
Less accumulated depreciation and impairment	(188,475)	(181,128)
Property, plant and equipment, net	$182,695	$176,089

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Depreciation expense was $5.8 million and $5.3 million for the three months ended September 30, 2016 and 2015, respectively, and $16.7 million and $15.6 million for the nine months ended September 30, 2016 and 2015, respectively.

The Company capitalizes interest as part of the acquisition cost of a qualifying asset. Interest is capitalized only during the period of time required to complete and prepare the asset for its intended use. For the three months ended September 30, 2016 and 2015, the Company capitalized interest of less than $0.1 million and approximately $0.2 million, respectively. For the nine months ended September 30, 2016 and 2015, the Company capitalized interest of approximately $0.1 million and $0.5 million, respectively.

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

Energy Swap	Consumption Period	Quantity	Price Per Unit	Energy Swap Asset/(Liability) as of September 30, 2016	Deferred Tax Asset/(Liability) as of September 30, 2016
				(in thousands)
Diesel - NYMEX Heating Oil Swap	Oct. - November, 2016	527,160 Gallons	$1.99	$(235)	$82
Natural Gas - NYMEX Natural Gas Swap	Oct. – October, 2016	49,132 MMBTUs	$3.05	(4)	1
Propane – Natural Gas Liquids Swap	Oct. - November, 2016	600,260 Gallons	$0.52	3	(1)
Diesel - NYMEX Heating Oil Swap	May - November, 2017	2,732,960 Gallons	$1.47	263	(92)
Natural Gas - NYMEX Natural Gas Swap	April – October, 2017	343,700 MMBTUs	$2.82	65	(23)
Propane – Natural Gas Liquids Swap	June - November, 2017	2,566,800 Gallons	$0.45	227	(79)
Diesel - NYMEX Heating Oil Swap	May - November, 2018	1,800,000 Gallons	$1.65	48	(17)
Natural Gas - NYMEX Natural Gas Swap	April – October, 2018	125,400 MMBTUs	$2.81	(5)	2
Propane – Natural Gas Liquids Swap	June - November, 2018	1,102,000 Gallons	$0.54	6	(2)
				$368	$(129)

Energy Swap	Consumption Period	Quantity	Price Per Unit	Energy Swap Asset/(Liability) as of December 31, 2015	Deferred Tax Asset/(Liability) as of December 31, 2015
				(in thousands)
Diesel - NYMEX Heating Oil Swap	May - November, 2016	2,418,679 Gallons	$2.23	$(2,319)	$812
Natural Gas - NYMEX Natural Gas Swap	April – October, 2016	374,850 MMBTUs	$3.05	(207)	72
Propane – Natural Gas Liquids Swap	June - November, 2016	1,902,590 Gallons	$0.58	(322)	113
Diesel - NYMEX Heating Oil Swap	May - November, 2017	716,560 Gallons	$1.69	(165)	58
Natural Gas - NYMEX Natural Gas Swap	April – October, 2017	187,400 MMBTUs	$2.97	(45)	15
				$(3,058)	$1,070

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

As of September 30, 2016, Omega Protein has recorded a prepaid expense and other current asset of $0.3 million, a long-term asset of $0.2 million and an other current liability of $0.1 million, to recognize the fair value of energy swap derivatives, and has also recorded a deferred tax liability of $0.1 million associated therewith. As of December 31, 2015, Omega Protein has recorded a long-term liability of $0.2 million and an other current liability of $2.9 million to recognize the fair value of energy swap derivatives, and has also recorded a deferred tax asset of $1.1 million associated therewith. The effective portion of the change in fair value from inception to September 30, 2016 is recorded in “accumulated other comprehensive loss” in the Company’s unaudited condensed consolidated financial statements. The following table illustrates the changes recorded, net of tax, in accumulated other comprehensive income (loss) resulting from the energy swap agreements (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Beginning balance	$(291)	$(1,544)	$(2,012)	$(2,137)
Net (gain) loss, net of tax, reclassified to unallocated inventory cost pool	692	1,119	1,233	1,676
Net change associated with current period swap transactions, net of tax	(162)	(1,203)	1,018	(1,167)
Balance as of September 30,	$239	$(1,628)	$239	$(1,628)

The $0.2 million reported in accumulated other comprehensive loss as of September 30, 2016 will be reclassified to the unallocated inventory cost pool in the period when the energy consumption takes place. The amount of comprehensive income to be reclassified, net of taxes, during the next 12 months is expected to be approximately $0.1 million.

The aggregate fair value of derivative instruments in gross liability positions as of September 30, 2016 and December 31, 2015 was $0.3 million and $3.1 million, respectively. The aggregate fair value of derivative instruments in gross asset positions as of September 30, 2016 and December 31, 2015 was $0.7 million and $0, respectively.

As of September 30, 2016 (in thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts of Assets (Liabilities) Offset	Net Amounts of Assets (Liabilities) Presented in the Balance Sheet
Energy swap derivatives – asset position	$653	$(132)	$521
Energy swap derivatives – liability position	$(297)	$144	$(153)

As of December 31, 2015 (in thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts of Assets (Liabilities) Offset	Net Amounts of Assets (Liabilities) Presented in the Balance Sheet
Energy swap derivatives – liability position	$(3,058)	$-	$(3,058)

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

If, at any time, the swaps are determined to be ineffective due to changes in the Company’s energy usage, price correlations or underlying hedge agreements or assumptions, the fair value of the portion of the energy swaps determined to be ineffective will be recognized as a gain or loss in cost of sales for the applicable period. For the three months ended September 30, 2016 and 2015, the Company recognized a loss of less than $0.1 million and $0 million, respectively, to cost of sales resulting from transactions associated with the ineffectiveness of diesel energy swaps. For the nine months ended September 30, 2016 and 2015, the Company recognized a loss of less than $0.1 million and a gain of $0.1 million, respectively, to cost of sales resulting from transactions associated with the ineffectiveness of diesel energy swaps. The fair value of all outstanding derivatives is determined using a model with inputs that are observable in the market or can be derived from or corroborated by observable data (level 2).

NOTE 11. NOTES PAYABLE AND LONG-TERM DEBT

The Company's long-term debt is summarized in the table below (in thousands):

	September 30,	December 31,
	2016	2015
Amounts due on Loan Agreement in August 2020, interest at a Base Rate, LIBOR, and CDOR plus an applicable margin (2.13% at September 30, 2016 and 1.49% to 2.70% at December 31, 2015)	$3,526	$22,882
ING Commercial Finance B.V., interest at EURIBOR plus an applicable rate (1.70% at September 30, 2016 and December 31, 2015)	1,497	1,214
Total debt	5,023	24,096
Less current maturities	(1,497)	(1,214)
Long-term debt	$3,526	$22,882

The estimated fair value of the Company’s total debt at September 30, 2016 and December 31, 2015, based on quoted market prices available to the Company for issuance of similar debt with similar terms (level 2), approximated carrying value.

On August 20, 2015 (the “Closing Date”), the Company and certain subsidiaries entered into a Second Amended and Restated Loan Agreement (the “Loan Agreement”) with Wells Fargo Bank, National Association, as administrative agent (the “Agent”) for the lenders (currently Wells Fargo Bank, N.A., JP Morgan Chase Bank, N.A. and BMO Harris Bank, N.A.) (collectively, the “Lenders”) pursuant to which the Lenders agreed to extend credit to the Company in the form of loans (each a “Loan” and collectively, the “Loans”) on a revolving basis of up to $125.0 million in the aggregate (the “Commitment”), with $95.0 million of such Commitment allocated to Revolving A Loans to be made to the Company or Omega Protein in U.S. Dollars or Alternative Currencies (as such term is defined in the Loan Agreement) and $30.0 million of such Commitment allocated to Revolving B Loans to be made to the Company and certain subsidiaries, including Bioriginal Food & Science, in U.S. Dollars or Canadian Dollars. The Commitment includes a sub-facility for swingline loans up to an amount not to exceed $10.0 million, a sub-facility for standby letters of credit issued for the account of the Company or Omega Protein up to an amount not to exceed $20.0 million, a sub-facility for standby or commercial letters of credit issued for the account of Bioriginal Food & Science up to an amount not to exceed $7.5 million, and an accordion feature that allows the Company to increase the amount of the Commitment up to an additional $75.0 million, subject to the further commitments of the Lenders and other customary conditions precedent. The Loan Agreement amended and restated the Company’s existing senior secured credit facility (the “Prior Loan Agreement”). The proceeds of the Loan Agreement were used to (a) refinance existing debt under the Prior Loan Agreement, (b) pay fees and expenses incurred in connection with refinancing the Prior Loan Agreement and entry into the Loan Agreement, (c) refinance certain debt owed to HSBC Bank Canada pursuant to an agreement that has been terminated, and (d) provide ongoing working capital and for other general corporate purposes of the Company and its subsidiaries.

All Loans and all other obligations outstanding under the Loan Agreement shall be payable in full in August 2020. As of September 30, 2016 and December 31, 2015, the Company had $3.5 million and $22.9 million outstanding under the Loan Agreement and approximately $8.6 million and $7.8 million in standby letters of credit issued, respectively. As of September 30, 2016, the Company was in compliance with all financial covenants under the Loan Agreement. The Company has no off-balance sheet arrangements other than normal operating leases and standby letters of credit.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

In March 2015, Bioriginal Food & Science Europe extended the terms of its credit facility with ING Commercial Finance B.V. which provides borrowings up to an amount based on accounts receivable and inventory balances, and matures on March 31, 2018.  Advances are repayable on demand and bear interest payable monthly at 1.75% + EURIBOR (currently 1.70%).  This credit facility is secured by accounts receivable and inventory of Bioriginal Food & Science Europe to a maximum of 85% of accounts receivable and 60% of inventory.  This credit facility contains cross default provisions and other covenants.  As of September 30, 2016 and December 31, 2015, Bioriginal Food & Science Europe had $1.5 million and $1.2 million outstanding under this credit facility, respectively, which is included in current maturities.

In June 2010, Bioriginal Food & Science Europe entered into a credit facility with ING Bank N.V. which provides borrowings up to 250,000 Euro and matures on November 16, 2016.  Under the credit facility, interest is paid at 2.70% plus the EURIBOR rate (currently 2.49%).  This credit facility is secured by Bioriginal Food & Science Europe’s equipment. This facility contains cross default provisions and other covenants.   As of September 30, 2016 and December 31, 2015, there were no outstanding borrowings under this credit facility.

The Company’s notes payable and long-term debt are more fully explained in Note 11 to the consolidated financial statements in Item 8 of the Company’s Form 10-K for the fiscal year ended December 31, 2015.

NOTE 12. ACCRUED LIABILITIES

Accrued liabilities are summarized below (in thousands):

	September 30,	December 31,
	2016	2015

Insurance	$9,457	$9,751
Salary and benefits	19,303	9,630
Trade creditors	6,960	7,085
Taxes, other than income tax	1,548	145
Income tax	8,948	3,199
Deferred revenue	1,810	99
Bioriginal earn-out	1,597	—
Energy swap liability, current portion	153	2,849
Reserve for plant closure costs	378	375
Accrued interest	12	35
Other	257	86
Total accrued liabilities	$50,423	$33,254

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

The earn-out payments are estimated on a quarterly basis and will be paid-out in September 2017. The Company records the estimated contractual obligation as compensation expense during each year as it is deemed probable that such amount will be payable. As of September 30, 2016 and December 31, 2015, the outstanding liability associated with the earn-out was $1.6 million and $1.3 million, respectively.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Legal Contingencies

The Company is subject to various claims and lawsuits involving its business and operations. Management believes that costs, if any, relating to these matters will not have a material adverse effect on the results of operations, cash flows or financial position of the Company, except as noted in the Company’s report on Form 10-K for the period ended December 31, 2015 or in this Report on Form 10-Q.

Regulatory Matters

The Company is subject to various possible claims and lawsuits regarding environmental matters. Management believes that costs, if any, related to these matters will not have a material adverse effect on the results of operations, cash flows or financial position of the Company, except as noted in the Company’s Annual Report on Form 10-K or this Report on form 10-Q.

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

In June 2016, the Company received a petition on probation filed by the U.S. Attorney’s Office for the Eastern District of Virginia and as a result of that petition became aware of a criminal investigation being conducted by the U.S. Attorney’s Office for the Western District of Louisiana into the waste water discharge practices of the Abbeville, Louisiana facility of its Omega Protein subsidiary. The petition on probation seeks to revoke the subsidiary’s probation based on alleged Clean Water Act Violations. A hearing on the petition was originally scheduled for September 2016 and was rescheduled to December 2016. In the event that Omega Protein is found to be not in compliance with the probation terms of the plea agreement and the court’s sentencing order, Omega Protein could be subject to additional criminal penalties or prosecution in the Eastern District of Virginia.

Since the receipt of the petition, the Company has initiated its own investigation and has been cooperating with the U.S Attorney’s Office for the Western District of Louisiana. The Company has reviewed and is continuing to review its Abbeville facility’s waste water handling operations to determine compliance with applicable laws and regulations and has been in discussions with the United State Attorney’s Office regarding the investigation. Based on preliminary findings and information to date, the Company believes that it is probable that a liability has been incurred and some financial fine or penalty in connection with the Abbeville facility’s wastewater discharges practices may be imposed. However, the Company cannot reasonably estimate the amount of any such fine or penalty. The Company is also unable to determine the effect of this matter on Omega Protein’s probation status. As such, no liability has been recognized as of September 30, 2016 relating to this matter. If the United States Attorney in the Western District of Louisiana were to file new criminal charges regarding the waste water disposal operations of the Abbeville facility as a result of that office’s investigation, then Omega Protein could be subject to additional criminal penalties or prosecution in that district. Depending on the specific details of the disposition, it is possible that the disposition could have a material adverse effect on the Company’s business, results of operations or financial condition.

Omega Protein could also experience increased compliance costs, or material adverse alterations to the conduct of its normal course operations, in connection with these matters.

In addition, the prior convictions under the Clean Water Act have adversely affected Omega Protein’s ability to secure government contracts with the United States, and secure future loans under the Department of Commerce NFMS Title XI loan program in connection with the affected facility. The subsidiary has received notice from the EPA that it is ineligible, as a result of the convictions under the Clean Water Act, for receipt of government contracts, loans or benefits if any part of the work will be performed, or the loan collateral will be located, at the facility where the offense occurred.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

In October 2016, the Company received a Civil Investigative Demand from the U.S. Department of Justice requesting information in connection with a False Claims Act investigation. The government’s investigation concerns whether there has been or is a violation of the False Claims Act in connection with Omega Protein’s May 2010 certification to the U.S. Department of Commerce that Omega Protein’s Reedville, Virginia facility was in compliance with federal environmental laws in order to obtain a loan guarantee under the Department of Commerce’s Title XI loan program. That Title XI loan was repaid in full in November 2015 and the Company and its subsidiaries currently have no Title XI indebtedness outstanding. The Company is collecting the requested information and intends to deliver appropriately responsive materials to the Department of Justice. The Company cannot predict the outcome of the investigation or the effect of the findings of the investigation on the Company, but it is possible that the foregoing matter could result in a material adverse effect on the Company’s business, reputation, results of operation and financial condition.

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

Three Months Ended September 30:	2016		2015
Allocation of earnings:
Net income	$14,553		$10,574
Income allocated to participating securities	(257)		(289)
Income allocated to common shares outstanding	$14,296		$10,285

Weighted average common shares outstanding	21,935		21,399

Basic earnings per share		$0.65		$0.48

Stock options assumed exercised	297		398
Weighted average diluted common shares and potential common share equivalents outstanding	22,232		21,797

Diluted earnings per share		$0.64		$0.47

Nine Months Ended September 30:	2016		2015
Allocation of earnings:
Net income	$28,596		$21,047
Income allocated to participating securities	(484)		(563)
Income allocated to common shares outstanding	$28,112		$20,484

Weighted average common shares outstanding	21,894		21,173

Basic earnings per share		$1.28		$0.97

Stock options assumed exercised	300		453
Weighted average diluted common shares and potential common share equivalents outstanding	22,194		21,626

Diluted earnings per share		$1.27		$0.95

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

There were no options to purchase shares of common stock during the three and nine months ended September 30, 2016 and 2015 excluded from the computation of diluted earnings per share because the adjusted exercise prices of the options based upon the assumed proceeds were greater than the average market price of the shares during that period.

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

During the nine month periods ended September 30, 2016 and 2015, the Company issued 70,622 and 110,610 shares of restricted stock, respectively, under the 2006 and 2015 Incentive Plans to employees and non-employee directors. The Company’s compensation expense related to restricted stock was approximately $0.7 million and $0.7 million ($0.5 million and $0.5 million after tax) for the three months ended September 30, 2016 and 2015, respectively, and approximately $1.8 million and $1.7 million ($1.2 million and $1.1 million after tax) for the nine months ended September 30, 2016 and 2015, respectively, which is primarily reflected in selling, general and administrative expenses in the unaudited condensed consolidated statement of comprehensive income. As of September 30, 2016, there was approximately $2.6 million ($1.6 million after tax) of unrecognized compensation expense related to non-vested restricted stock that is expected to be recognized over a weighted-average period of 0.9 years, of which $0.7 million ($0.4 million after-tax) of compensation expense is expected to be recognized during the remainder of fiscal year 2016.

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

The Company’s compensation expense related to performance units was approximately $0.6 million and $0.4 million ($0.4 million and $0.3 million after tax) for the three months ended September 30, 2016 and 2015, respectively, and approximately $1.4 million and $1.1 million ($0.9 million and $0.7 million after tax) for the nine months ended September 30, 2016 and 2015, respectively, which is primarily reflected in selling, general and administrative expenses in the unaudited condensed consolidated statement of comprehensive income. As of September 30, 2016, there was approximately $2.5 million ($1.6 million after tax) of unrecognized compensation expense related to performance units that is expected to be recognized over a weighted-average period of 1.8 years, of which $0.5 million ($0.3 million after-tax) of compensation expense is expected to be recognized during the remainder of 2016.

NOTE 16. COMPONENTS OF NET PERIODIC BENEFIT COST

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Service cost	$—	$—	$—	$—
Interest cost	251	230	753	690
Expected return on plan assets	(213)	(276)	(638)	(828)
Amortization of prior service costs	—	—	—	—
Amortization of net loss	341	300	1,024	900
Net periodic pension cost	$379	$254	$1,139	$762

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

For the nine months ended September 30, 2016 and 2015, the Company contributed approximately $0.5 million and $1.0 million, respectively, to the Company’s pension plan. The Company expects to make contributions of $0.1 million to the pension plan during the remainder of 2016.

In 2002, the Board of Directors authorized a plan to freeze the Company’s pension plan in accordance with ERISA rules and regulations so that new employees, after July 31, 2002, are not eligible to participate in the pension plan and further benefits no longer accrue for existing participants.

NOTE 17. SUBSEQUENT EVENT

In September 2016, the Company entered into an agreement to sell substantially all of the assets at the Batavia facility to a third party buyer and that sale closed on October 3, 2016. The assets were sold for $500,000 which will be included in the financial statements as an unsecured non-interest bearing note receivable to be repaid over 3 years. The net assets associated with the sale were written-down to the sale price as of September 30, 2016 and are presented on the unaudited condensed consolidated balance sheet as assets held for sale.

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

Prior to December 31, 2015, the Company’s human nutrition segment operated under the names Nutegrity and Bioriginal Food & Science Corp. (“Bioriginal Food & Science”). Nutegrity was comprised primarily of three subsidiaries: Cyvex Nutrition, Inc. (“Cyvex”), InCon Processing, L.L.C. (“InCon”) and Wisconsin Specialty Protein, L.L.C. (“WSP”).  Subsequent to December 31, 2015, the Company combined the Nutegrity and Bioriginal Food & Science names into one name and does business under the name “Bioriginal” which includes all of the human nutrition businesses except the tera’s® branded products. Bioriginal has three primary product lines: protein products, specialty oils and other nutraceutical ingredients. Bioriginal Food & Science, acquired by the Company in September 2014 and headquartered in Saskatoon, Canada with additional operations in the Netherlands, is a supplier of plant and marine based specialty oils to the food and nutraceutical industries. WSP, acquired by the Company in February 2013, is a manufacturer and marketer of specialty dairy proteins and other related products headquartered in Madison, Wisconsin and operates a production facility in Reedsburg, Wisconsin. Cyvex is located in Irvine, California and is an ingredient supplier for the food and nutraceutical industries. InCon is located in Batavia, Illinois and was a specialty processor that utilized molecular distillation technology to purify and concentrate Omega-3 fish oils and, subject to outside demand and excess capacity, a variety of other compound products for third-party tolling customers. In March 2016, as part of its strategy to focus on non-concentrated omega-3 oils instead of concentrated omega-3 oils, the Company decided to exit its Batavia, Illinois oil concentration facility. In September 2016, the Company entered into an agreement to sell substantially all of the assets of InCon, and that sale closed in October 2016. For additional information on the sale of these assets, see Note 17 – Subsequent Event to the unaudited condensed consolidated financial statements in Item 1, and for additional information related to the closure of the Batavia facility, see Note 2 – Plant Closures.

The Company also operates a technical center in Houston, Texas, the Omega Protein Technology and Innovation Center, which has food science application labs as well as analytical, sensory, lipids research and pilot plant capabilities.

OMEGA PROTEIN CORPORATION

For financial information about the Company’s industry segments for the three and nine months ended September 30, 2016 and 2015, see Note 3 – Industry Segments to the unaudited condensed consolidated financial statements in Item 1.

Company Overview

Revenues Composition. The following table sets forth the Company’s revenues by product (in millions) and the approximate percentage of total revenues represented thereby, for the indicated periods:

	Three Months Ended September 30,
	2016		2015
	Revenues	Percent	Revenues	Percent
Animal Nutrition Revenues
Fish Meal	$56.4	51.9%	$49.0	43.7%
Fish Oil	14.7	13.5	16.8	15.0
Refined Fish Oil	6.3	5.8	6.0	5.3
Fish Solubles and Other	0.3	0.3	1.4	1.2
Human Nutrition Revenues
Specialty oils	24.6	22.6	32.1	28.6
Dairy protein products	3.3	3.0	3.5	3.1
Other nutraceutical ingredients	3.2	2.9	3.4	3.1
Total	$108.8	100.0%	$112.2	100.0%

	Nine Months Ended September 30,
	2016		2015
	Revenues	Percent	Revenues	Percent
Animal Nutrition Revenues
Fish Meal	$133.2	43.6%	$107.9	39.1%
Fish Oil	54.9	17.9	37.2	13.4
Refined Fish Oil	19.1	6.2	18.4	6.6
Fish Solubles and Other	2.2	0.7	3.4	1.2
Human Nutrition Revenues
Specialty oils	75.9	24.8	90.3	32.5
Dairy protein products	12.9	4.2	9.9	3.6
Other nutraceutical ingredients	8.0	2.6	9.9	3.6
Total	$306.2	100.0%	$277.0	100.0%

The following table sets forth the Company’s revenues by geography (in millions) and the approximate percentage of total revenues represented thereby, for the indicated periods:

	Three Months Ended September 30,
	2016		2015
	Revenues	Percent	Revenues	Percent

U.S. - Domestic Revenues	$48.5	44.6%	$63.1	56.2%
Export Revenues	60.3	55.4	49.1	43.8
Total	$108.8	100.0%	$112.2	100.0%

	Nine Months Ended September 30,
	2016		2015
	Revenues	Percent	Revenues	Percent

U.S. - Domestic Revenues	$157.0	51.3%	$175.0	63.2%
Export Revenues	149.2	48.7	102.0	36.8
Total	$306.2	100.0%	$277.0	100.0%

OMEGA PROTEIN CORPORATION

 Animal Nutrition Products

2016 Fishing Information.  At September 30, 2016, Omega Protein owned a fleet of 36 vessels and 27 spotter aircraft for use in its fishing operations and also leased additional aircraft where necessary to facilitate operations. During the 2016 fishing season in the Gulf of Mexico, which runs from mid-April through October, Omega Protein is operating 20 fishing and carry vessels and 21 spotter aircraft. The fishing area in the Gulf is generally located along the Gulf Coast, with a concentration off the Louisiana and Mississippi coasts. The fishing season along the Atlantic coast began in May and can extend into early December. During the 2016 season, Omega Protein is operating 8 fishing vessels and 7 independently-owned spotter aircraft along the Mid-Atlantic coast. The remaining fleet of fishing vessels and spotter aircraft are not routinely operated during the fishing season and are back-up to the active fleet, used for other transportation purposes, inactive, or in the process of refurbishment in the Company’s shipyard. Historical fish catch and production results at the end of the third quarter for the past five years are as follows:

	2016	2015	2014	2013	2012	2011 to 2015 5-Year Avg.
Fish catch in short tons as of September 30,	393,621	465,287	345,455	383,299	512,474	444,208
Fish meal, oil and solubles production in tons (excludes refined)	148,910	157,049	121,571	152,822	171,256	155,879
Total yield	37.8%	33.8%	35.2%	39.9%	33.4%	35.1%
Oil yield	10.4%	6.6%	8.3%	12.1%	5.8%	7.7%

The Company cautions that because of the volatility of fish catch generally, partial year catch numbers are not indicative of results that may be expected for a full year. In addition, the results of the 2016 fishing season depend in large part on the volume of fish caught and the total yield associated with the catch. Total yields through September 30, 2016 increased by 12.1% compared to total yields in the same period in the 2015 fishing season and were higher by 7.8% compared to Omega Protein’s five-year total yield average during the same period, primarily due to higher fish oil yields. Omega Protein’s oil yields for the 2016 fishing season through September 30, 2016 have been above average and were higher by 57.1% compared to those in the same period of the 2015 fishing season and were higher by 34.8% compared to Omega Protein’s five-year oil yield average. Omega Protein believes that fish oil yields are influenced by multiple factors, including but not limited to, fish diet, weather, water temperature and nutrient content, fish population and age of fish, but such possible relationships and inter-relationships are not generally well understood.

Sales Contracts. Omega Protein generally sells most of its products on up to a twelve-month forward contract basis with the balance sold on a spot basis through purchase orders or under longer-term forward contracts. Omega Protein’s sales contracts generally contain force majeure and other production allocation provisions. Historically, fish meal and fish oil sold on a forward contract basis have fluctuated from year to year based upon perceived market availability and forward price expectations. As of September 30, 2016, Omega Protein has sold forward on a contract basis approximately 26,000 short tons (1 short ton = 2,000 pounds) of fish meal and 9,000 metric tons (1 metric ton = 2,204.6 pounds) of fish oil for 2016, contingent on 2016 production and product availability. Of these 2016 forward sales, the majority was contracted during 2016. As a basis of comparison, as of September 30, 2015, Omega Protein had sold forward on a contract basis approximately 35,000 short tons of fish meal and 3,000 metric tons of fish oil for 2015.

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

OMEGA PROTEIN CORPORATION

Interim Results for the Third Quarters ended September 30, 2016 and 2015

Animal Nutrition

	Three Months Ended September 30,
	2016	2015	Increase (Decrease)
	(in millions)
Revenues	$77.7	$73.2	$4.5
Cost of sales	48.6	44.5	4.1
Gross profit	29.1	28.7	0.4

Selling, general and administrative expenses (including research and development)	0.5	0.8	(0.3)
Loss related to plant closures	—	0.6	(0.6)
Operating income	$28.6	$27.3	$1.3

Revenues.    Animal nutrition revenues increased $4.5 million, or 6.1%, from $73.2 million for the three months ended September 30, 2015 (the “Comparable Quarter”) to $77.7 million for the three months ended September 30, 2016 (the “Current Quarter”). The increase in animal nutrition revenues was primarily due to increased sales volumes of 15.6% for the Company’s fish meal and increased sales prices of 4.4% for the Company’s fish oil, partially offset by decreased sales prices of 0.7% for the Company’s fish meal and decreased sales volumes of 11.0% for the Company’s fish oil. Considering fish meal, fish oil and fish solubles sales activities in total, the Company experienced a $3.8 million increase in revenues due to the increase in sales volumes and a $0.7 million increase in revenues caused by increased sales prices, when comparing the Current Quarter and Comparable Quarter. The increase in fish meal sales volumes and decrease in fish oil sales volumes are primarily due to the timing of contracts.

Cost of sales.    Animal nutrition cost of sales, including depreciation and amortization, for the Current Quarter was $48.6 million, an increase of $4.1 million, or 9.2%, as compared to the Comparable Quarter. Cost of sales as a percentage of revenues was 62.5% for the Current Quarter compared to 60.7% for the Comparable Quarter. The increase in cost of sales as a percentage of revenues was primarily the result of increased cost per unit of sales of 4.2% during the Current Quarter compared to the Comparable Quarter, due to lower fish catch and production in the 2016 fishing season compared to the 2015 fishing season.

Gross profit.    Animal nutrition gross profit increased $0.4 million, or 1.4%, from $28.7 million for the Comparable Quarter to $29.1 million for the Current Quarter primarily due to the increases in sales volumes. Gross profit as a percentage of revenue was 37.5% for the Current Quarter compared to 39.3% for the Comparable Quarter. The decrease in gross profit as a percentage of revenue was primarily due to the increased cost per unit of sales as discussed above.

Selling, general and administrative expenses.    Animal nutrition selling, general and administrative expenses decreased $0.3 million to $0.5 million for the Current Quarter compared to the Comparable Quarter. The decrease is primarily due to reduced labor expenses.

Loss related to plant closures. The Company recognized an ongoing loss on closure of approximately $0.6 million in the Comparable Quarter related to the closure of the Cameron, Louisiana fish processing plant. No such loss was recognized during the Current Quarter.

Human Nutrition

	Three Months Ended September 30,
	2016	2015	Increase (Decrease)
	(in millions)
Revenues	$31.1	$39.0	$(7.9)
Cost of sales	27.2	32.5	(5.3)
Gross profit	3.9	6.5	(2.6)

Selling, general and administrative expenses (including research and development)	3.7	5.2	(1.5)
Impairment of goodwill and other intangible assets	—	4.9	(4.9)
Loss related to plant closures	0.7	—	0.7
Operating income (loss)	$(0.5)	$(3.6)	$3.1

OMEGA PROTEIN CORPORATION

Revenues.    Human nutrition revenues decreased $7.9 million, or 20.4%, from $39.0 million for the Comparable Quarter to $31.1 million for the Current Quarter, primarily due to decreases in sales of specialty oils, including coconut oils. Specialty oils revenues decreased by $7.5 million to $24.6 million (including $0.9 million from menhaden omega-3 concentrates and tolling) in the Current Quarter from $32.1 million (including $1.3 million from menhaden omega-3 concentrates and tolling) in the Comparable Quarter. The decrease in specialty oils revenues was primarily due to decreased sales of coconut oil. Protein products revenues decreased by $0.2 million to $3.3 million during the Current Quarter from $3.5 million during the Comparable Quarter. Other nutraceutical ingredients revenues decreased by $0.3 million to $3.2 million during the Current Quarter compared to $3.5 million during the Comparable Quarter.

Cost of sales.    Human nutrition cost of sales, including depreciation and amortization, for the Current Quarter was $27.2 million, a $5.3 million, or 16.6%, decrease compared to the Comparable Quarter. Human nutrition cost of sales as a percentage of revenue increased from 83.4% for the Comparable Quarter to 87.4% for the Current Quarter. Specialty oils cost of sales was $21.0 million (including $1.0 million from menhaden omega-3 concentrates and tolling) and $26.9 million (including $2.0 million from menhaden omega-3 concentrates and tolling) during the Current Quarter and Comparable Quarter, respectively.

Protein products cost of sales was $4.3 million for the Current Quarter compared to $3.5 million during the Comparable Quarter. Other nutraceutical ingredients cost of sales was $1.9 million during the Current Quarter compared to $2.1 million for the Comparable Quarter. The decreases in specialty oils and other nutraceutical ingredients cost of sales were mainly attributed to changes in sales. The increase in protein products cost of sales was partially attributed to a $0.4 million write-down of protein products inventory.

Gross profit.    Human nutrition gross profit decreased $2.6 million, or 39.4%, from $6.5 million for the Comparable Quarter to $3.9 million for the Current Quarter. Gross profit as a percentage of revenue was 12.6% for the Current Quarter as compared to 16.6% for the Comparable Quarter. The decrease in gross profit as a percentage of revenue was due primarily to corresponding decreases in specialty oils and protein products.

Selling, general and administrative expenses.    Human nutrition selling, general and administrative expenses decreased $1.5 million, or 28.1%, from $5.2 million for the Comparable Quarter to $3.7 million for the Current Quarter. The decrease is due to decreased Bioriginal Food & Science earn-out and other miscellaneous expenses.

Impairment of goodwill and other intangible assets. Human nutrition impairment and other expenses was $4.9 million for the Comparable Quarter primarily due to impairment charges of $4.0 million related to the excess of carrying value over fair value for goodwill and certain other indefinite lived intangible assets at the InCon and Cyvex reporting unit. Additionally, WSP had an asset impairment charge of approximately $0.9 million recognized in the Comparable Quarter.   No such impairment expenses were recognized during the Current Quarter.

Loss related to plant closures. As a result of the closing of the Batavia, Illinois oil concentration facility, the Company recognized a loss of $0.7 million in the Current Quarter primarily related to an additional impairment of property, plant and equipment. No such charge was recognized during the Comparable Quarter.

Unallocated

	Three Months Ended September 30,
	2016	2015	Increase (Decrease)
	(in millions)

Selling, general and administrative expenses (including research and development)	$6.1	$6.5	$(0.4)

Selling, general and administrative expenses (including research and development). Unallocated selling, general and administrative expenses decreased $0.4 million, or 5.5%, from $6.5 million for the Comparable Quarter to $6.1 million for the Current Quarter. The decrease is primarily due to reduced labor expenses.

Other non-segmented results of operation

Interest expense.    Interest expense decreased $0.3 million from $0.4 million for the Comparable Quarter to $0.1 million for the Current Quarter. The decrease in interest expense is primarily due to the decreased total debt balance and applicable interest rates for the Current Quarter compared to the Comparable Quarter. Capitalized interest, which offsets interest expense, was less than $0.1 million and $0.2 million for the Current Quarter and Comparable Quarter, respectively.

OMEGA PROTEIN CORPORATION

Gain (loss) on foreign currency.    The Company recorded a $0.2 million gain and a $0.8 million loss on foreign currency for the Current Quarter and Comparable Quarter, respectively, due to fluctuations in the Canadian dollar exchange rate and working capital balances at Bioriginal Food & Science’s Canadian operations.

Provision for income taxes.    The Company recorded a $7.3 million provision for income taxes for the Current Quarter representing an effective tax rate of 33.3% for income taxes compared to 33.6% for the Comparable Quarter. The statutory tax rate of 35% for U.S. federal taxes was in effect for each of the Current and Comparable Quarters.

Interim Results for the Nine Months ended September 30, 2016 and 2015

Animal Nutrition

	Nine Months Ended September 30,
	2016	2015	Increase (Decrease)
	(in millions)
Revenues	$209.5	$166.9	$42.6
Cost of sales	129.4	106.8	22.6
Gross profit	80.1	60.1	20.0

Selling, general and administrative expenses (including research and development)	1.7	1.9	(0.2)
(Gain) loss related to plant closures	(0.3)	1.9	(2.2)
Other (gains) and losses	(0.1)	0.3	(0.4)
Operating income	$78.8	$56.0	$22.8

Revenues.    Animal nutrition revenues increased $42.6 million, or 25.5%, from $166.9 million for the nine months ended September 30, 2015 (the “Comparable Period”) to $209.5 million for the nine months ended September 30, 2016 (the “Current Period”). The increase in animal nutrition revenues was primarily due to increased sales volumes of 29.0% and 50.1% for the Company’s fish meal and fish oil, respectively, partially offset by decreased sales prices of 4.2% and 11.3% for the Company’s fish meal and fish oil, respectively. Considering fish meal, fish oil and fish solubles sales activities in total, the Company experienced a $57.1 million increase in revenues due to the increase in sales volumes partially offset by a $14.5 million decrease in revenues caused by decreased sales prices, when comparing the Current Period and Comparable Period. The increase in fish meal and fish oil sales volumes is primarily due to the timing of contracts and increased level of inventory at the beginning of 2016 due to increased production during the 2015 fishing season compared to the 2014 fishing season. The decrease in fish oil sales prices during the Current Period as compared to the Comparable Period is mainly a reflection of prevailing market conditions and prices when underlying sales contracts were executed, as well as a change in product mix related to a larger relative volume of unrefined fish oil sales.

Cost of sales.    Animal nutrition cost of sales, including depreciation and amortization, for the Current Period was $129.4 million, an increase of $22.6 million, or 21.2%, as compared to the Comparable Period. Cost of sales as a percentage of revenues was 61.8% for the Current Period compared to 64.0% for the Comparable Period. The decrease in cost of sales as a percentage of revenues was primarily the result of decreased cost per unit of sales of 6.5% during the Current Period compared to the Comparable Period, due to lower cost per unit for beginning of period inventory.

Gross profit.    Animal nutrition gross profit increased $20.0 million, or 33.2%, from $60.1 million for the Comparable Period to $80.1 million for the Current Period due largely to the increase in sales volumes. Gross profit as a percentage of revenue was 38.2% for the Current Period compared to 36.0% for the Comparable Period. The increase in gross profit as a percentage of revenue was primarily due to the decreased cost per unit of sales as discussed above.

Selling, general and administrative expenses.    Animal nutrition selling, general and administrative expenses decreased $0.2 million to $1.7 million for the Current Period compared to the Comparable Period. The decrease is primarily due to reduced labor expenses.

OMEGA PROTEIN CORPORATION

(Gain) loss related to plant closures. The gain related to plant closures for the Current Period of $0.3 million is due to the early termination of the Cameron, Louisiana fish processing plant lease and the corresponding reversal of various accruals related to the former lease. The Company recognized an ongoing loss on closure of approximately $1.9 million in the Comparable Period primarily related to the relocation of certain assets at the Cameron facility and other closure costs not related to future inventory production.

Human Nutrition

	Nine Months Ended September 30,
	2016	2015	Increase (Decrease)
	(in millions)
Revenues	$96.8	$110.1	$(13.3)
Cost of sales	85.6	94.4	(8.8)
Gross profit	11.2	15.7	(4.5)

Selling, general and administrative expenses (including research and development)	12.3	15.3	(3.0)
Impairment of goodwill and other intangible assets	11.6	4.9	6.7
Loss related to plant closures	2.7	—	2.7
Operating income (loss)	$(15.4)	$(4.5)	$(10.9)

Revenues.    Human nutrition revenues decreased $13.3 million, or 12.1%, from $110.1 million for the Comparable Period to $96.8 million for the Current Period, due to decreases in sales of specialty oils and other nutraceuticals ingredients, partially offset by increases in sales of protein products. Specialty oils revenues decreased by $14.4 million to $75.9 million (including $2.2 million from menhaden omega-3 concentrates and tolling) in the Current Period from $90.3 million (including $4.2 million from menhaden omega-3 concentrates and tolling) in the Comparable Period. The decrease in specialty oils revenues was primarily due to decreased sales of coconut oil. Protein products revenues increased by $3.0 million to $12.9 million during the Current Period from $9.9 million during the Comparable Period. The increase in revenues from protein products was primarily due to higher sales of bulk ingredients. Other nutraceutical ingredients revenues decreased by $1.9 million to $8.0 million during the Current Period compared to $9.9 million during the Comparable Period.

Cost of sales.    Human nutrition cost of sales, including depreciation and amortization, for the Current Period was $85.6 million, an $8.8 million, or 9.3%, decrease compared to the Comparable Period. Human nutrition cost of sales as a percentage of revenue increased from 85.8% for the Comparable Period to 88.5% for the Current Period. Specialty oils cost of sales was $66.8 million (including $3.6 million from menhaden omega-3 concentrates and tolling) and $78.2 million (including $6.3 million from menhaden omega-3 concentrates and tolling) during the Current Period and Comparable Period, respectively.

Protein products cost of sales was $13.7 million for the Current Period compared to $10.0 million during the Comparable Period. Other nutraceutical ingredients cost of sales was $5.1 million during the Current Period compared to $6.2 million for the Comparable Period. The increase in protein products cost of sales and decreases in specialty oils and other nutraceutical ingredients cost of sales were mainly attributed to changes in sales. The increase in protein products cost of sales was partially attributed to a $1.0 million write-down of protein products inventory.

Gross profit.    Human nutrition gross profit decreased $4.5 million, or 28.8%, from $15.7 million for the Comparable Period to $11.2 million for the Current Period. Gross profit as a percentage of revenue was 11.5% for the Current Period as compared to 14.2% for the Comparable Period. The decrease in gross profit as a percentage of revenue was primarily due to corresponding decreases in specialty oils and protein products.

Selling, general and administrative expenses.    Human nutrition selling, general and administrative expenses decreased $3.0 million, or 19.4%, from $15.3 million for the Comparable Period to $12.3 million for the Current Period. The decrease is primarily due to decreased Bioriginal Food & Science earn-out, labor and other miscellaneous expenses.

Impairment of goodwill and other intangible assets. Human nutrition impairment and other expenses was $11.6 million for the Current Period due to impairment charges related to the excess of carrying value over fair value for goodwill and certain other indefinite lived intangible assets of the WSP reporting unit. Human nutrition impairment and other expenses was $4.9 million for the Comparable Period primarily due to impairment charges of $4.0 million related to the excess of carrying value over fair value for goodwill and certain other indefinite lived intangible assets at the InCon and Cyvex reporting unit. Additionally, WSP had an asset impairment charge of approximately $0.9 million recognized in the Comparable Period.

OMEGA PROTEIN CORPORATION

Loss related to plant closures. As a result of the closing of the Batavia, Illinois oil concentration facility, the Company recognized a loss of $2.7 million in the Current Period related primarily to the impairment of property, plant and equipment, inventory write-downs and employee severances. No such charge was recognized during the Comparable Period.

Unallocated

	Nine Months Ended September 30,
	2016	2015	Increase (Decrease)
	(in millions)

Selling, general and administrative expenses (including research and development)	$17.7	$16.2	$1.5

Selling, general and administrative expenses (including research and development). Unallocated selling, general and administrative expenses increased $1.5 million, or 9.4%, from $16.2 million for the Comparable Period to $17.7 million for the Current Period. The increase is primarily due to increased professional fees for services as a result of the Company’s proxy contest as well as other miscellaneous expenses.

Other non-segmented results of operation

Interest expense.    Interest expense decreased $0.8 million from $1.2 million for the Comparable Period to $0.4 million for the Current Period. The decrease in interest expense is primarily due to the decreased total debt balance and applicable interest rates for the Current Period compared to the Comparable Period. Capitalized interest, which offsets interest expense, was $0.1 million and $0.5 million for the Current Period and Comparable Period, respectively.

Loss on foreign currency.    The Company recorded a $1.2 million and a $1.3 million loss on foreign currency in the Current Period and Comparable Period, respectively, due to fluctuations in the Canadian dollar exchange rate and working capital balances at Bioriginal Food & Science’s Canadian operations.

Provision for income taxes.    The Company recorded a $15.3 million provision for income taxes for the Current Period representing an effective tax rate of 34.8% for income taxes compared to 35.2% for the Comparable Period. The decrease in the effective tax rate is primarily the result of lower non-deductible expenses. The statutory tax rate of 35% for U.S. federal taxes was in effect for each of the Current and Comparable Periods.

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

At September 30, 2016, the Company had an unrestricted cash balance of $34.2 million, an increase of $33.5 million from December 31, 2015. Omega Protein’s annual revenues and its resulting liquidity are highly dependent on annual fish catch, production yields, selling prices for its products and inventories available for sale.  Omega Protein’s average selling price for its animal nutrition products for the nine months ended September 30, 2016 was consistent with the average selling price for the year ended December 31, 2015.  Omega Protein’s average per unit cost of sales for its animal nutrition ingredients for the nine months ended September 30, 2016 was 2% lower than its average per unit cost of sales for the year ended December 31, 2015.

OMEGA PROTEIN CORPORATION

The aggregate amount of the Company’s outstanding indebtedness as of September 30, 2016 was $5.0 million compared to $24.1 million as of December 31, 2015.  The Company will be required to use a portion of its cash flows to pay principal and interest on its debt, which will reduce the amount of money the Company has for operations, capital expenditures, expansion, acquisitions or general corporate or other business activities. In addition, the covenants contained in the Company’s debt agreements limit its ability to borrow money in the future for acquisitions, capital expenditures or to meet the Company’s operating expenses or other general corporate obligations. See “Item 1A. Risk Factors - The Company has a moderate amount of indebtedness, which may adversely affect its ability to operate its business, remain in compliance with debt covenants and make payments on its debt” in the Company’s 2015 Form 10-K.

As of September 30, 2016, the Company has contracted through energy swap derivatives or physical contracts a portion of its estimated 2016, 2017 and 2018 energy use.

The Company may be subject to potential fines and penalties in connection with a petition on probation filed by the U.S. Attorney’s Office for the Eastern District of Virginia, a criminal investigation in the Western District of Louisiana regarding the waste water practices of Omega Protein’s Abbeville facility, and a U.S. Department of Justice investigation regarding whether there has been or is a violation of the False Claims Act in connection with an Omega Protein Title XI loan received in May 2010. The Company is not able to estimate the amounts of these potential fines and penalties for any of these matters, but if such fines or penalties were to be sufficiently large, the discharge of such obligations could have a material adverse effect on the Company’s liquidity. For more information, see Item 1A. Risk Factors.

Source of Capital: Operations

Net operating activities provided cash of $77.1 million and $32.5 million during the nine months ended September 30, 2016 and 2015, respectively. The increase in operating cash flow is primarily attributable to increased net income from the sale of animal nutrition segment inventory as a result of increased fish catch in 2015 as compared to 2014 as well as increased fish oil yields in 2016.

Source of Capital: Debt

Net financing activities used cash of $17.3 million and $4.2 million during the nine months ended September 30, 2016 and 2015, respectively. The nine months ended September 30, 2016 included $2.2 million in proceeds and tax effects received from stock options exercised, $0.4 million used for stock repurchases relating to employee returns of restricted stock to the Company in satisfaction of withholding taxes, $25.5 million in debt principal payments and $6.4 million in debt principal borrowings. The nine months ended September 30, 2015 included $5.5 million in proceeds and tax effects received from stock options exercised, $0.2 million used for stock repurchases relating to employee returns of restricted stock to the Company in satisfaction of withholding taxes, $1.0 million in debt issuance costs related to the refinancing of credit facilities, $41.7 million in debt principal payments and $33.2 million in debt principal borrowings.

On August 20, 2015 (the “Closing Date”), the Company and certain subsidiaries entered into a Second Amended and Restated Loan Agreement (the “Loan Agreement”) with Wells Fargo Bank, National Association, as administrative agent (the “Agent”) for the lenders (currently Wells Fargo Bank, N.A., JP Morgan Chase Bank, N.A. and BMO Harris Bank, N.A.) (collectively, the “Lenders”) pursuant to which the Lenders agreed to extend credit to the Company in the form of loans (each a “Loan” and collectively, the “Loans”) on a revolving basis of up to $125.0 million in the aggregate (the “Commitment”), with $95.0 million of such Commitment allocated to Revolving A Loans to be made to the Company or Omega Protein in U.S. Dollars or Alternative Currencies (as such term is defined in the Loan Agreement) and $30.0 million of such Commitment allocated to Revolving B Loans to be made to the Company and certain subsidiaries, including Bioriginal Food & Science, in U.S. Dollars or Canadian Dollars. The Commitment includes a sub-facility for swingline loans up to an amount not to exceed $10.0 million, a sub-facility for standby letters of credit issued for the account of the Company or Omega Protein up to an amount not to exceed $20.0 million, a sub-facility for standby or commercial letters of credit issued for the account of Bioriginal Food & Science up to an amount not to exceed $7.5 million, and an accordion feature that allows the Company to increase the amount of the Commitment up to an additional $75.0 million, subject to the further commitments of the Lenders and other customary conditions precedent.

OMEGA PROTEIN CORPORATION

All Loans and all other obligations outstanding under the Loan Agreement shall be payable in full in August 2020. As of September 30, 2016 and December 31, 2015, the Company had $3.5 million and $22.9 million outstanding under the Loan Agreement and approximately $8.6 million and $7.8 million in standby letters of credit issued, respectively. As of September 30, 2016, the Company was in compliance with all financial covenants under the Loan Agreement. The Company has no off-balance sheet arrangements other than normal operating leases and standby letters of credit.

In March 2015, Bioriginal Food & Science Europe extended the terms of its credit facility with ING Commercial Finance B.V. which provides borrowings up to an amount based on accounts receivable and inventory balances, and matures on March 31, 2018.  Advances are repayable on demand and bear interest payable monthly at 1.75% + EURIBOR (currently 1.70%).  This credit facility is secured by accounts receivable and inventory of Bioriginal Food & Science Europe to a maximum of 85% of accounts receivable and 60% of inventory.  This credit facility contains cross default provisions and other covenants.  As of September 30, 2016 and December 31, 2015, Bioriginal Food & Science Europe had $1.5 million and $1.2 million outstanding under this credit facility, respectively, which is included in current maturities.

In June 2010, Bioriginal Food & Science Europe entered into a credit facility with ING Bank N.V. which provides borrowings up to 250,000 Euro and matures on November 16, 2016.  Under the credit facility, interest is paid at 2.70% plus the EURIBOR rate (currently 2.49%).  This credit facility is secured by Bioriginal Food & Science Europe’s equipment. This facility contains cross default provisions and other covenants.   As of September 30, 2016 and December 31, 2015, there were no outstanding borrowings under this credit facility.

The Company’s notes payable and long-term debt are more fully explained in Note 11 to the consolidated financial statements in Item 8 of the Company’s Form 10-K for the fiscal year ended December 31, 2015.

Use of Capital: Capital Investments

The Company’s investing activities consist mainly of capital expenditures for equipment purchases, replacements, vessel refurbishments, plant expansions, fish oil refining processes and technology. The Company made capital expenditures of approximately $26.3 million and $29.1 million, including $0.1 million and $0.5 million of capitalized interest, for the nine month periods ended September 30, 2016 and 2015, respectively. The Company anticipates investing an additional $12 million to $16 million in capital expenditures during the remainder of 2016, excluding capitalized interest, primarily for the expansion of production capabilities, refurbishment of vessels and plant assets, regulatory and environmental requirements and for the improvement of certain equipment. Additional investment opportunities or requirements may arise during the year, which could cause capital expenditures to exceed this range.

Use of Capital: Financing

In May 2016, the Company announced a share repurchase program of up to $40 million over the next 3 years. The Company is not obligated under the program to acquire any particular number of shares and can suspend or terminate the program at any time. Although no shares were repurchased during the nine months ended September 30, 2016, it is possible that the share repurchase program could impact financing cash flows during the remainder of 2016.

Use of Capital: Contractual Obligations

The following tables aggregate information about the Company’s contractual cash obligations and other commercial commitments (in thousands) as of September 30, 2016:

	Payments Due by Period
		Less than	1 to 3	4 to 5	After 5
Contractual Cash Obligations	Total	1 year	years	years	years

Debt	$5,023	$1,497	$—	$3,526	$—
Interest on debt	332	100	163	69	—
Operating lease obligations	9,450	2,711	4,794	1,473	472
Pension funding (1)	5,103	560	1,625	1,800	1,118
Total Contractual Obligations	$19,908	$4,868	$6,582	$6,868	$1,590

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

In the normal course of business, the financial condition of the Company is exposed to minimal market risk associated with interest rate movements on the Company’s borrowings.  In the past, to mitigate this risk, the Company has entered into interest rate swap agreements to effectively lock-in the LIBOR component of certain debt instruments.  However, no interest rate swap agreements are currently in effect. As of September 30, 2016, the Company’s indebtedness of $5.0 million was subject to variable interest rates. A one percent increase or decrease in the levels of interest rates on variable rate debt would not result in a material change to the Company’s results of operations.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is defending various claims and litigation arising from operations in the ordinary course of the Company’s business. Management believes that, except as noted in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 or this Report on Form 10-Q, any losses resulting from these matters will not have a material adverse effect on the Company’s results of operations, cash flows or financial position.

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

The Company has received a Civil Investigative Demand from the U.S. Department of Justice requesting information in connection with a False Claims Act investigation. For additional information, see Item 1A Risk Factors.

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

In June 2016, the Company received a petition on probation filed by the U.S. Attorney’s Office for the Eastern District of Virginia and as a result of that petition became aware of a criminal investigation being conducted by the U.S. Attorney’s Office for the Western District of Louisiana into the waste water discharge practices of the Abbeville, Louisiana facility of its Omega Protein subsidiary. The petition on probation seeks to revoke the subsidiary’s probation based on alleged Clean Water Act Violations. A hearing on the petition was originally scheduled for September 2016 and was rescheduled to December 2016. In the event that Omega Protein is found to be not in compliance with the probation terms of the plea agreement and the court’s sentencing order, Omega Protein could be subject to additional criminal penalties or prosecution in the Eastern District of Virginia.

OMEGA PROTEIN CORPORATION

Since the receipt of the petition, the Company has initiated its own investigation and has been cooperating with the U.S Attorney’s Office for the Western District of Louisiana. The Company has reviewed and is continuing to review its Abbeville facility’s waste water handling operations to determine compliance with applicable laws and regulations and has been in discussions with the United State Attorney’s Office regarding the investigation. Based on preliminary findings and information to date, the Company believes that it is probable that a liability has been incurred and some financial fine or penalty in connection with the Abbeville facility’s wastewater discharges practices may be imposed. However, the Company cannot reasonably estimate the amount of any such fine or penalty. The Company is also unable to determine the effect of this matter on Omega Protein’s probation status. As such, no liability has been recognized as of September 30, 2016 relating to this matter. If the United States Attorney in the Western District of Louisiana were to file new criminal charges regarding the waste water disposal operations of the Abbeville facility as a result of that office’s investigation, then Omega Protein could be subject to additional criminal penalties or prosecution in that district. Depending on the specific details of the disposition, it is possible that the disposition could have a material adverse effect on the Company’s business, results of operations or financial condition.

Omega Protein could also experience increased compliance costs, or material adverse alterations to the conduct of its normal course operations, in connection with these matters.

In addition, the prior convictions under the Clean Water Act have adversely affected Omega Protein’s ability to secure government contracts with the United States, and secure future loans under the Department of Commerce NFMS Title XI loan program in connection with the affected facility. The subsidiary has received notice from the EPA that it is ineligible, as a result of the convictions under the Clean Water Act, for receipt of government contracts, loans or benefits if any part of the work will be performed, or the loan collateral will be located, at the facility where the offense occurred.

The Company has received a Civil Investigative Demand from the U.S. Department of Justice requesting information in connection with a False Claims Act investigation. In October 2016, the Company received a Civil Investigative Demand from the U.S. Department of Justice requesting information in connection with a False Claims Act investigation. The government’s investigation concerns whether there has been or is a violation of the False Claims Act in connection with Omega Protein’s May 2010 certification to the U.S. Department of Commerce that Omega Protein’s Reedville, Virginia facility was in compliance with federal environmental laws in order to obtain a loan guarantee under the Department of Commerce’s Title XI loan program. That Title XI loan was repaid in full in November 2015 and the Company and its subsidiaries currently have no Title XI indebtedness outstanding. The Company is collecting the requested information and intends to deliver appropriately responsive materials to the Department of Justice. The Company cannot predict the outcome of the investigation or the effect of the findings of the investigation on the Company, but it is possible that the foregoing matter could result in a material adverse effect on the Company’s business, reputation, results of operation and financial condition.

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

The following table sets forth information with respect to repurchases by the Company of its shares of Common Stock during the third quarter of 2016:

Period	Total number of shares repurchased		Average price paid per share		Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
July 1- July 31, 2016	—		—		—	$40,000,000
August 1 – August 31, 2016	863	(1)	$25.17	(1)	—	$40,000,000
September 1 – September 30, 2016	—		—		—	$40,000,000
Total	863		$25.17		—	$40,000,000

(1)	These shares relate to stock received by the Company for the payment of withholding taxes due to vesting of restricted stock awards.

OMEGA PROTEIN CORPORATION

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

On July 21, 2016, Omega Protein received notice that the United Food and Commercial Workers International Union filed a petition with the National Labor Relations Board (“NLRB”) seeking certification to represent certain employees for the purpose of collective bargaining at the Company’s Reedville, Virginia fish processing plant. The matter was adjudicated under NLRB procedures and in August 2016, Company employees voted not to be represented by such union.

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

OMEGA PROTEIN CORPORATION (Registrant)

November 2, 2016	By:	/s/ Andrew C. Johannesen
Andrew C. Johannesen
Executive Vice President, Chief Financial Officer