Form 10-K
period 2016-12-31
OMEGA PROTEIN CORP
filed 2017-03-01
CIK 1053650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Large accelerated filer ☐     Accelerated filer ☒     Non-accelerated filer ☐     Small reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐No ☒

 The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $432,873,955 as of June 30, 2016 (computed by reference to the quoted closing price of the registrant’s common stock on the New York Stock Exchange on June 30, 2016). Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On February 24, 2017, there were outstanding 22,415,851shares of the Company’s common stock, $0.01 par value.

Documents incorporated by reference: Portions of the registrant’s definitive proxy statement for its 2017 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2016, are incorporated by reference to the extent set forth in Part III of this Form 10-K.

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

The Company’s animal nutrition segment is comprised primarily of two subsidiaries: Omega Protein, Inc. (“Omega Protein”) and Omega Shipyard, Inc. (“Omega Shipyard”). Omega Protein, the Company’s principal operating subsidiary, is predominantly dedicated to the production of animal nutrition products and operates in the menhaden harvesting and processing business and is the successor to a business conducted since 1913. Omega Protein currently operates a total of three menhaden processing plants in the states of Louisiana, Mississippi and Virginia. The Company also operates a Health and Science Center in Reedville, Virginia, which provides 100-metric tons per day of fish oil input capacity for the Company’s food, industrial and feed grade oils. A portion of Omega Protein’s production is transferred to its human nutrition segment. Omega Shipyard owns and operates a dry-dock facility in Moss Point, Mississippi that is used to provide shore side maintenance for Omega Protein’s fishing fleet.

Prior to December 31, 2015, the Company’s human nutrition segment operated under the names Nutegrity and Bioriginal Food & Science Corp. (“Bioriginal Food & Science”). Nutegrity was comprised primarily of three subsidiaries: Cyvex Nutrition, Inc. (“Cyvex”), InCon Processing, L.L.C. (“InCon”) and Wisconsin Specialty Protein, L.L.C. (“WSP”).  Subsequent to December 31, 2015, the Company combined the Nutegrity and Bioriginal Food & Science names into one name and now does business under the name “Bioriginal” which includes all of the human nutrition businesses except the tera’s® branded products. Bioriginal has three primary product lines: specialty oils, protein products and other nutraceutical ingredients. Bioriginal Food & Science, acquired by the Company in September 2014 and headquartered in Saskatoon, Canada with additional operations in the Netherlands, is a supplier of plant and marine based specialty oils to the food and nutraceutical industries. WSP, acquired by the Company in February 2013, is a manufacturer and marketer of specialty dairy proteins and other related products headquartered in Madison, Wisconsin and operates a production facility in Reedsburg, Wisconsin. Cyvex is located in Irvine, California and is an ingredient supplier for the food and nutraceutical industries. InCon was located in Batavia, Illinois and was a specialty processor that utilized molecular distillation technology to purify and concentrate Omega-3 fish oils and, subject to outside demand and excess capacity, a variety of other compound products for third-party tolling customers. In March 2016, as part of its strategy to focus on non-concentrated omega-3 oils instead of concentrated omega-3 oils, the Company decided to exit its Batavia, Illinois oil concentration facility. In September 2016, the Company entered into an agreement to sell substantially all of the assets of InCon, and that sale closed in October 2016. For additional information on the sale of these assets and closure of the Batavia facility, see Note 3 – Plant Closures to the consolidated financial statements included in Item 8. For additional information on Bioriginal Food & Science, see Note 2 – Acquisition of Bioriginal Food & Science Corp. to the consolidated financial statements included in Item 8 for additional information.

On February 22, 2017, the Company announced that it has initiated a strategic alternatives review for the Company’s human nutrition segment. That review could result in, among other things, a sale, consolidation or business combination, asset divestiture, partnering or other collaboration agreements with respect to the human nutrition segment in one or more transactions, continuing to operate the human nutrition segment in the ordinary course of business or an exit from portions of that business. However, there can be no assurance that the Company will be successful in identifying or completing any strategic alternative, that any such strategic alternative will yield additional value for shareholders or that the review process will not have an adverse impact on the Company’s business. In addition, if the review were to result in a sale of the human nutrition segment, it would make the Company more susceptible to factors affecting its animal nutrition segment. For additional information, see the first and second risk factors under “Item 1.A Risk Factors—Risks Relating to the Company’s Business and Industry.”

The Company has not set a timetable for completion of the strategic alternatives review process and does not intend to discuss or disclose developments with respect to the process unless and until such time as the Board of Directors has approved a definitive course of action or otherwise concludes its review of strategic alternatives.

The Company also operates a technical center in Houston, Texas, the Omega Protein Technology and Innovation Center, which has food science application labs as well as analytical, sensory, lipids research and pilot plant capabilities.

For financial information about the Company’s industry segments for years 2016, 2015 and 2014, see Note 4 – Industry Segment and Geographic Information to the consolidated financial statements included in Item 8.

Geographic Information

The Company’s export sales were approximately $183 million, $130 million, and $147 million in 2016, 2015 and 2014, respectively. Such sales were made primarily to Asian, European and Canadian markets. In 2016, 2015 and 2014, sales to the Company’s top customer were approximately $37.7 million, $35.6 million and $26.6 million, respectively.

The following table shows the geographical distribution of revenues (in millions) based on location of customers:

	Years Ended December 31,
	2016		2015		2014
	Revenues	Percent	Revenues	Percent	Revenues	Percent
U.S.	$207.7	53.1%	$229.0	63.7%	$161.8	52.4%
Asia (1)	73.3	18.8	54.9	15.3	58.5	19.0
Europe	75.6	19.4	50.2	14.0	69.5	22.5
Canada	29.5	7.5	21.2	5.9	16.1	5.2
Mexico	1.5	0.4	2.6	0.7	1.9	0.6
South & Central America	2.8	0.7	0.6	0.2	0.6	0.2
Other	0.4	0.1	0.8	0.2	0.2	0.1
Total	$390.8	100.0%	$359.3	100.0%	$308.6	100.0%

(1)	Of this amount, China comprised approximately $44.7 million, $35.3 million and $35.9 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The following table sets forth the Company’s revenues by product (in millions) and the approximate percentage of total revenues represented thereby, for the indicated periods:

	Years Ended December 31,
	2016		2015		2014
	Revenues	Percent	Revenues	Percent	Revenues	Percent
Animal Nutrition Revenues
Fish meal	$169.7	43.4%	$152.4	42.5%	$147.1	47.7%
Fish oil	65.5	16.8	39.3	10.9	70.8	22.9
Refined fish oil	25.1	6.4	23.8	6.6	22.2	7.2
Fish solubles and other	2.2	0.6	4.6	1.3	3.7	1.2
Subtotal of Animal Nutrition	262.5	67.2	220.1	61.3	243.8	79.0

Human Nutrition Revenues
Specialty oils	101.0	25.8	113.7	31.6	41.1	13.3
Dairy protein products	16.9	4.3	12.9	3.6	11.7	3.8
Other nutraceutical ingredients	10.4	2.7	12.6	3.5	12.0	3.9
Subtotal of Human Nutrition	128.3	32.8	139.2	38.7	64.8	21.0

Total	$390.8	100.0%	$359.3	100.0%	$308.6	100.0%

Company Overview

Businesses.    The Company operates in two primary industry segments: animal nutrition and human nutrition. The animal nutrition segment is dedicated to the production of animal nutrition products and operates in the menhaden harvesting and processing business and is the successor to a business conducted since 1913. Omega Protein produces and markets a variety of products produced from menhaden (a herring-like species of fish found in commercial quantities in the U.S. coastal waters of the Atlantic Ocean and Gulf of Mexico), including specialty fish meal, crude and refined fish oils and fish solubles. The human nutrition segment is comprised of assets used to produce, procure, market and sell products, including plant oils, fish oils, dairy proteins and nutraceuticals to human nutrition markets.

Animal Nutrition Products

Fishing.    Omega Protein’s principal raw material is menhaden, a species of fish that inhabits coastal and inland tidal waters in the United States. Menhaden usually school in large, tight clusters and are commonly found in shallow waters. Spotter aircraft locate the schools and direct the fishing vessels to them. The principal fishing vessels transport two 40-foot purse boats, each carrying several fishermen and one end of a 1,500-foot or longer net. The purse boats encircle the school and capture the fish in the net. The fish are then pumped from the net into refrigerated holds of the fishing vessel and then are unloaded at Omega Protein’s processing plants.

At December 31, 2016, Omega Protein owned a fleet of 38 vessels and 27 spotter aircraft for use in its fishing operations and also leased additional aircraft where necessary to facilitate operations. During the 2016 fishing season in the Gulf of Mexico, which ran from mid-April through October, Omega Protein operated 20 fishing and carry vessels and 21 spotter aircraft. The fishing area in the Gulf is generally located along the Gulf Coast, with a concentration off the Louisiana and Mississippi coasts. The 2016 fishing season along the Atlantic coast began in May and ended in mid-December. During the 2016 season, Omega Protein operated 8 fishing vessels and 7 independently-owned spotter aircraft along the Mid-Atlantic coast. The remaining fleet of fishing vessels and spotter aircraft are not routinely operated during the fishing season and are back-up to the active fleet, used for other transportation purposes, inactive, or in the process of refurbishment or conversion in the Company’s shipyard.

Meal and Oil Processing Plants.    Omega Protein operates three meal and oil processing plants, one in each of Louisiana, Mississippi and Virginia, where the menhaden are processed into three general product types: fish meal, fish oil and fish solubles. Omega Protein’s processing plants are located in coastal areas near Omega Protein’s fishing areas. Annual volume processed varies depending upon menhaden catch and production yields. Each plant maintains a dedicated dock to unload fish, fish processing equipment and product storage facilities. The fish are unloaded from the fishing vessels into storage boxes and then conveyed into steam cookers. The fish are then passed through presses to remove most of the oil and water. The solid portions of the fish are dried and ground into fish meal. The liquid that is produced in the cooking and pressing operations contains oil, water, dissolved protein and some fish solids. This liquid is decanted to remove the solids and is put through a centrifugal oil and water separation process. The separated fish oil is a finished product called crude oil. The separated water and protein mixture is further processed through evaporators to recover the soluble protein, which can be sold as solubles or added to the solid portions of the fish for processing into fish meal.

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

As a result of the closure, the Company recognized a (gain) loss on closure of approximately ($0.3) million in 2016, $2.1 million in 2015 and $7.1 million in 2014 related to the impairment of harvesting and processing assets, re-deployment of assets to other plants, employee severances and other ongoing closure costs. For additional information, see Note 2 – Plant Closures to the consolidated financial statements included in Item 8.

Shipyard.    Omega Shipyard owns a 49.4 acre shipyard facility in Moss Point, Mississippi which includes three dry docks, each with a capacity of 1,300 tons. The shipyard is used for routine vessel maintenance, refurbishment and conversion of Omega Protein’s fishing vessels.

Health and Science Center.    Omega Protein’s Health and Science Center provides 100-metric tons per day of fish oil input capacity and is located adjacent to Omega Protein’s Reedville, Virginia processing plant. The food-grade facility includes state-of-the-art processing equipment and processes that allow Omega Protein to refine, bleach, fractionate and deodorize its menhaden fish oil. The facility also provides Omega Protein with automated packaging and on-site frozen storage capacity and has a lipids analytical laboratory to enhance the development of Omega-3 oils and food products.

Products.    Omega Protein sells three general types of menhaden based products: fish meal, fish oil and fish solubles.

Fish Meal.    Fish meal, the principal product made from menhaden, is sold primarily as a high-protein feed ingredient. It is used as a feed ingredient in feed formulated for pigs and other livestock, aquaculture and household pets. Each use requires certain standards to be met regarding quality and protein content, which are determined by the freshness of the fish and by processing conditions such as speed and temperatures. Omega Protein markets two different types of fish meal:

Special Select™.    Special Select™ is a premium grade fish meal that is targeted for monogastrics, including baby pigs, pets, shrimp and fish.

SeaLac®.    SeaLac® is a premium grade fish meal that is targeted for the cattle industry.

Fish Oil.    Omega Protein produces crude unrefined fish oil, refined fish oil and human grade fish oils.

Unrefined Fish Oil.    Unrefined fish oil (also referred to as crude fish oil) is Omega Protein’s basic fish oil product. This grade of fish oil has not undergone any portion of the refining process, although some is filtered. Omega Protein’s markets for crude fish oil have changed over time. In the 1990’s, Omega Protein’s main crude fish oil market, which accounted for greater than 90% of Omega Protein’s production, was the manufacturers of hydrogenated oils for human consumption such as margarine and shortening. Since then, the development of the worldwide aquaculture industry has resulted in steady demand for fish oils in order to improve feed efficiency, nutritional value, survivability and health of farm-raised fish species. In 2016, 2015 and 2014, Omega Protein estimates that approximately 94%, 81% and 89% of its crude fish oil was sold as a feed ingredient to the aquaculture industry, respectively.

Refined Fish Oil.    Omega Protein’s refined fish oils come in two basic grades.

Feed Grade Oils.    Feed grade menhaden oil is processed and refined to offer a high-grade Omega-3 oil for use in pet, aquaculture and livestock feeds. The processing reduces free fatty acids, color and oxidative precursors while enhancing Omega-3 fatty acids for incorporation in the final feed to enhance skin and coat conditioning, reproductive performance and immunity. Kosher products are available. Omega Protein’s refined feed grade fish oils are sold under the name Virginia Prime Gold®. Virginia Prime Gold® fish oil is alkali refined, bleached and then fractionated.

OmegaEquis®. OmegaEquis® is a specialty feed additive product for the equine market that supplies omega-3 fatty acids to horses. OmegaEquis® is Virginia Prime Gold® that has been alkali refined, bleached, fractionated and then flavored in order to enhance palatability.

Human Grade Oils.  See Business and Properties – Human Nutrition Products – Specialty Oils.

Fish Solubles.    Fish solubles are a liquid protein product used as an additive in fish meal and are also sold primarily to bait manufacturers and for use as an organic fertilizer. Omega Protein’s soluble-based products are:

Neptune Fish Concentrate®.    This liquid protein is composed of low molecular weight, water-soluble compounds such as free amino acids, peptides and nucleotides that are attractants for a variety of aquaculture feeds. The product is used as the attractant in some commercial baits and may be used in both shrimp and finfish diets to improve attractability and thus consumption. Neptune Fish Concentrate® also can be added directly to grow-out ponds as a fertilizer to help feed plankton and other natural food sources.

OmegaGrow®.    OmegaGrow® is a liquid soil or foliar-applied fertilizer for plant nutrition. OmegaGrow® is listed for organic uses by the Organic Materials Review Institute. OmegaGrow® is a free-flowing product that has been filtered through an 80-mesh screen and can be applied through irrigation systems.

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

Omega Protein generally sells most of its products on up to a twelve-month forward contract basis with the balance sold on a spot basis through purchase orders or under longer-term forward contracts. Omega Protein’s sales contracts generally contain force majeure and other production allocation provisions. Historically, fish meal and fish oil sold on a forward contract basis have fluctuated from year to year based upon perceived market availability and forward price expectations. As of December 31, 2016, Omega Protein has sold forward on a contract basis approximately 52,000 short tons (1 short ton = 2,000 pounds) of fish meal and 7,000 metric tons (1 metric ton = 2,204.6 pounds) of fish oil for 2017. Of these 2017 forward sales, the majority was contracted during 2016. As a basis of comparison, as of December 31, 2015, Omega Protein had sold forward on a contract basis approximately 72,000 short tons of fish meal and 10,000 metric tons of fish oil for 2016.

Omega Protein’s annual revenues are highly dependent on pricing, annual fish catch, production yields and inventories. Inventory is generally carried over from one year to the next year and Omega Protein determines the level of inventory to be carried over based on production volumes, existing contracts, prevailing market prices of the products and anticipated customer usage and demand during the off-season. Thus, production volumes do not necessarily correlate with sales volumes in the same year and sales volumes will fluctuate from quarter to quarter. Omega Protein’s fish meal products have a useable life of approximately one year from the date of production. Practically, however, Omega Protein attempts to empty its warehouses of the previous season’s products by May or June of the new fishing season. Omega Protein’s crude fish oil products do not lose efficacy unless exposed to oxygen and, therefore, their storage life typically is longer than that of fish meal. The Company’s animal nutrition segment product inventory was $55.5 million as of December 31, 2016 versus $63.6 million as of December 31, 2015.

Customers and Marketing.    Most of Omega Protein’s marine products are sold directly to approximately 200 customers by Omega Protein’s agriproducts sales department, while a smaller amount is sold through independent sales agents and the Company’s human nutrition segment.

Omega Protein’s fish meal is sold to feed producers as a high-protein ingredient for the aquaculture, pet food, swine and other livestock industries. Crude fish oil sales primarily involve export markets where the fish oil is used as an ingredient in aquaculture feeds. Over the past decade, increasing percentages of Omega Protein’s fish meal and oil products have been sold into the aquaculture industry. Generally, the growth of the worldwide aquaculture industry has resulted in increasing demand for fish oils and meals to improve feed efficiency, nutritional value and health of farm-raised fish species.

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

Competition.    Omega Protein competes with a domestic menhaden fishing company that was purchased in 2015 by a large foreign public company and with numerous fish processors outside the United States. In addition, but to a lesser extent, Omega Protein’s marine protein and oil business is also subject to significant competition from producers of vegetable and other animal protein and oil products. Many of these competitors have significantly greater financial resources, less onerous regulatory costs and more extensive and diversified operations than those of Omega Protein.

Omega Protein competes on price, quality and performance characteristics of its products, such as protein level and amino acid profile in the case of fish meal. The principal competition for Omega Protein’s fish meal and fish solubles is from other global marine proteins as well as other protein sources such as soybean meal and other vegetable or animal protein products. Omega Protein believes, however, that these other non-marine sources are not complete substitutes because fish meal offers nutritional values not contained in such other sources. Other globally produced fish oils provide the primary market competition for Omega Protein’s fish oil; soybean and rapeseed oil are an additional source of less direct competition.

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

Omega Protein’s menhaden fishing operations are also subject to regulation by two interstate compact commissions created by federal law: the Atlantic States Marine Fisheries Commission (“ASMFC”) which consists of 15 states along the Atlantic seaboard and three agencies, and the Gulf States Marine Fisheries Commission (“GSMFC”) which consists of five states along the Gulf of Mexico. The ASMFC and GSMFC manage the menhaden fishery throughout its coast-wide range. The Company supports the ASMFC’s and GSMFC’s goal of maintaining a healthy population of menhaden.

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

Based on the 2014 assessment, the ASMFC Menhaden Board established a new coast-wide quota for Atlantic menhaden at its May 2015 meeting. The menhaden quota for the 2015 and 2016 fishing seasons was 187,880 metric tons, which represents a ten percent increase above the quota established in 2012. In February 2016, the ASMFC initiated the process to establish Atlantic menhaden harvest levels for the 2017 fishing year, and in October 2016, the ASMFC voted to increase the annual harvest quota by 6.45 percent, to 200,000 metric tons, for the Atlantic menhaden fish meal/oil fisheries and bait fisheries for the 2017 Atlantic menhaden fishing season. The updated Atlantic menhaden stock assessment results, expected in August 2017, will guide the ASMFC’s quota-setting decisions for 2018 and afterwards.

Under the ASMFC’s Interstate Fisheries Management Plan for Atlantic Menhaden, the total coast wide quota is allocated among states based on average landings for the years 2009 to 2011. Under that formula, Virginia is allocated approximately 85% of the total allowable catch. Of Virginia’s 2017 allocation, the Company is entitled to land approximately 153,000 metric tons.

At its May 2015 meeting, the ASMFC Menhaden Board also initiated a management action to review and potentially change the allocation of quota among the ASMFC member states. Some ASMFC member states with relatively low allocations of menhaden have argued that Virginia’s share of the Atlantic menhaden quota is too high. The current allocation is based on landings data for the years 2009, 2010, and 2011, which were the most recent years for which data were available when the ASMFC established the quota system that went into effect in 2013. This is a common method by which the ASMFC allocates fishing privileges among its member states.

In the fall of 2016, the ASMFC held public hearings on a series of issues to be considered in a new amendment to the Atlantic menhaden fishery management plan, including alternative means of allocating quota among states. The ASMFC intends to finalize this amendment in the fall of 2017, to be effective for 2018 and afterward. The public was asked to comment on a number of different ways to allocate allowable harvest, including having a single, coast-wide quota, allocating menhaden by gear type, and other options. Depending on the method chosen by the ASMFC to determine allocations and the overall quota levels set for 2018 and afterward, the ASMFC amendment to the Atlantic menhaden fishery management plan could have a material adverse impact on the Company’s business, financial results or results of operations.

This amendment will also consider establishing new interim management reference points – benchmarks used to establish quotas and determine when the stock is considered overfished – that consider Atlantic menhaden’s role as forage in the marine ecosystem. The Company expects that if ASMFC action is taken to establish these interim reference points it will be completed in 2017 and effective in 2018. Regardless of whether any ASMFC decision is made in 2017 regarding interim reference points, the ASMFC Menhaden Board has convened a team of scientific advisors to develop ecological reference points specific to the Atlantic menhaden stock and that work is expected to be completed and peer-reviewed by 2019 or 2020.

In 2017, the ASMFC Menhaden Board will be considering whether or not to continue that process, and whether to use the current reference points or generic ecological reference points on either an interim or permanent basis. It is not possible to accurately predict, however, what the results of the 2017 update assessment will be or what decisions the ASMFC will make regarding reference points in the current amendment process or how, if new permanent or interim reference points are adopted, they will be utilized but it is possible that these decisions may have a material adverse effect on the Company’s business, financial condition or results of operations.

In the amendment under consideration, the ASMFC Menhaden Board will also consider changes to the Chesapeake Bay reduction fishery cap. This cap limits the amount of menhaden the Company can take annually from the Chesapeake Bay and is currently set at 87,216 metric tons. The Company’s Chesapeake catches have been below the limit for all years in which it has been in effect. The options under consideration are maintaining the cap at its current level, eliminating the cap, or lowering it by some amount. Should the ASMFC prohibit the Company’s harvest fishing in the Chesapeake Bay or lower the cap below the Company’s recent catch levels in this fishing area, these changes could have a material adverse impact on the Company’s business, financial results or results of operations.

GSMFC.  In October 2013, the GSMFC adopted reference points for the Gulf menhaden fishery. The reference points do not establish any caps or quotas on the Gulf menhaden fishery but rather measure the rate of harvest in order to insure the continued health of the population. The target reference point was set at 35 percent of the Maximum Spawning Potential (“MSP”) levels annually and the threshold reference point was set at 30 percent of the MSP levels annually.

The GSMFC recommended that if the target level were to be exceeded two years in a row, the GSMFC would request an update to the Gulf menhaden stock assessment. In addition, if the threshold level were to be exceeded in a single year, the GSMFC would also request a stock assessment update.

In October 2016, the GSMFC received the updated Gulf menhaden stock assessment that found that the Gulf menhaden stock was not overfished and that overfishing for Gulf menhaden was not occurring. As a result of this finding, reference points were increased. The new target reference point is 829,737 mt and the new threshold reference point is 862,361 mt. For reference, the preliminary 2016 industry wide landings for Gulf menhaden were approximately 484,750 mt.

Texas. The Texas Parks and Wildlife Commission has adopted regulations related to the menhaden fishery in Texas waters which limits the Total Allowable Catch (“TAC”) to 31.5 million pounds (approximately 14,288 mt) annually. The regulations also allow for a 10% underage or overage in each year which is credited or deducted, as applicable, to the TAC in the following year.

In 2016, Omega Protein’s Texas fish catch did not approach the TAC. Omega Protein’s menhaden fish catch in Texas in 2016 was estimated to be approximately 1.1 million pounds (approximately 531 mt), or approximately 0.14% of Omega Protein’s total 2016 fish catch. With the 2013 closing of Omega Protein’s Cameron, Louisiana plant, which was the plant closest to the Texas border, this limitation is unlikely to have any material adverse effect on the Company’s business, results of operations or financial condition.

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

In June 2013, Omega Protein, the Company’s principal subsidiary, entered into a plea agreement (the “Virginia Plea Agreement”) with the United States Attorney’s Office for the Eastern District of Virginia to resolve a government investigation related to the fishing vessels and operations of its Reedville, Virginia facility. Consistent with the terms of the Virginia Plea Agreement, the subsidiary pled guilty in the United States District Court for the Eastern District of Virginia (the “Virginia Court”) to two felony counts under the Clean Water Act, paid a fine of $5.5 million, made a $2.0 million contribution to an environmental fund, and was sentenced to a three year probation term that was originally scheduled to end in June 2016, but which was extended by the Virginia Court in December 2016 for two years due to the issues associated with the second plea agreement described below. Accordingly, the probation term for the Virginia Plea Agreement will terminate in June 2018.

In December 2016, Omega Protein, the Company’s principal subsidiary, entered into a plea agreement (the “Louisiana Plea Agreement”) with the United States Attorney’s Office for the Western District of Louisiana to resolve a government investigation related to its Abbeville, Louisiana operations. Consistent with the terms of the Louisiana Plea Agreement, the subsidiary pled guilty in the United States District Court for the Western District of Louisiana (the “Louisiana Court”) to two felony counts under the Clean Water Act, paid a fine of $1.0 million and made a $0.2 million contribution to a local law enforcement fund. The Louisiana Plea Agreement was approved by the Louisiana Court on January 18, 2017.

The Virginia Plea Agreement and the terms of the Virginia Court’s sentencing order required Omega Protein to develop and implement an environmental compliance program at all of its facilities, and also imposed a three year period of probation originally scheduled to end in June 2016, but since extended to June 2018 due to the issues resolved by the Louisiana Plea Agreement. The probation term for the Louisiana Plea Agreement will terminate in January 2020. The Company has implemented a comprehensive compliance program which covers the areas addressed by the Virginia Plea Agreement and Louisiana Plea Agreement. The U.S. Probation Office, in consultation with the U.S. Attorney’s Offices for the Eastern District of Virginia and the Western District of Louisiana, and the E.P.A., as necessary, has the right to monitor the Company’s compliance with these requirements during the term of probation.

In the event that Omega Protein does not comply with the terms of the plea agreements and the courts’ sentencing orders, including the terms of probation, Omega Protein could be subject to additional criminal penalties or prosecution (including for the matters covered and resolved by the plea agreements). Particularly, if any additional acts of non-compliance were to occur in connection with the Virginia Plea Agreement, because these acts could be viewed by the Virginia Court as a second offense under the Virginia Plea Agreement (and a third offense overall), the Virginia Court could impose an enhanced sentence compared to a sentence for a first offense. In addition, if Omega Protein fails to maintain compliance with the Clean Water Act or other similar environmental regulatory requirements in the future, Omega Protein could become subject to additional criminal or civil liability in connection with any such non-compliance. Omega Protein could also experience increased compliance costs, or alterations to the conduct of its normal course operations, in connection with these matters. Any of the foregoing could result in a material adverse effect on the Company’s business, reputation, results of operation and financial condition.

In addition, the convictions under the Clean Water Act will adversely affect the Company’s ability to secure government contracts with the United States, and secure future loans under the NMFS Title XI loan program in connection with the affected facility. The subsidiary has received notice from the E.P.A. that it is ineligible, as a result of the convictions under the Clean Water Act, for receipt of government contracts, loans or benefits if any part of the work will be performed, or the loan collateral will be located, at the facility where an offense occurred.

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

 Human Nutrition Products

Products.  The Company’s human nutrition business has three primary product lines: specialty oils, dairy protein products and other nutraceutical ingredients. The human nutrition business consists of Cyvex, WSP and Bioriginal Food & Science. In October 2016, the Company sold substantially all of the assets of InCon, which focused on concentrated Omega-3 oils.

Specialty Oils. Bioriginal is a supplier of specialty oils to the food and nutraceutical industries across North America, Europe and Asia. Bioriginal sources ingredients from across the world to formulate products for its customers. Bioriginal has the technical and scientific expertise to combine specialty oils to develop efficacious formulations and delivery systems to meet its customers’ needs. Plant based oils include coconut oil, flax, borage, evening primrose and hemp. Marine based oils include menhaden, krill, tuna and other EPA and DHA rich oils.

Bioriginal markets OmegaActiv®, a refined fish oil which is marketed as a dietary supplement ingredient. Bioriginal also markets OmegaPure®, a highly refined fish oil designed to deliver a stable, odorless, flavorless source of Omega-3 fatty acids which is marketed for food applications.

As part of its strategy to focus on non-concentrated omega-3 oils instead of concentrated omega-3 oils, the Company exited the Batavia, Illinois oil concentration facility in October 2016. For additional information see Note 3 – Plant Closures to the consolidated financial statements included in Item 8. Prior to being sold in October 2016, Bioriginal’s Batavia, Illinois facility used molecular distillation technology to concentrate long-chain Omega-3’s and other fatty acids and, subject to outside demand and excess capacity, a variety of other food-grade compound products for third-party tolling customers.

Bioriginal produces, packages and markets a variety of specialty oils, and has developed proprietary methods and systems to provide customized turnkey solutions for its customers. Processing capabilities at its Canadian (Saskatoon, Saskatchewan), Netherlands (Den Bommel), and Health and Science Center facilities include cold press, blending, emulsifying and packaging.

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

The Company also manufactures, blends and sells protein powder and other products labeled as food and dietary supplements under its various tera’swhey® and tera’s® brands. These products are sold to retail customers primarily in the natural, specialty foods and specialty supplements channels. The target market for these products is adults who seek a healthy lifestyle through minimally processed foods.

Bioriginal produces most of its dairy protein products at its Reedsburg, Wisconsin facility.

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

Marketing.  The Company markets its proprietary brands of food and dietary ingredients through an integrated marketing program that includes internet, print, public relations and direct sales to companies manufacturing foods, beverages and dietary supplements in all their forms (i.e. capsules, tablets and soft gels). The Company also directs and participates in clinical research studies, often in collaboration with scientists and research institutions, to validate the benefits of a product and provide scientific support for product claims and marketing initiatives.

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

Quality Control.  The Company believes that maintaining high standards of quality in all aspects of its manufacturing operations plays an important part in its ability to attract and retain customers and maintain its competitive position. To that end, the Company has adopted quality control systems and procedures designed to test the quality aspects of its products. The Company regularly reviews, updates and modifies these systems and procedures as appropriate. Bioriginal utilizes its NutriPrint® quality assurance system, which uses FT-NIR (Fourier Transform – Near Infra-Red) for identity testing of incoming raw materials.  The Company uses internal and independent laboratories to test its products for purity, efficacy and composition.

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

Regulation. The processing, formulation, safety, manufacturing, packaging, labeling, advertising and distribution of human nutrition segment products are subject to regulation by one or more federal agencies, including the Food and Drug Administration (“FDA”), the Canadian Food Inspection Agency (“CFIA”), the U.S. Federal Trade Commission (“FTC”), Health Canada, and by various agencies of the states and localities in which the products are sold. The area of business that these and other authorities regulate include, among others:

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

In Canada, the Food and Drugs Act is the primary legislation governing the safety and nutritional quality of food sold in Canada. Its scope includes food labeling, advertising and claims, food standards and compositional requirements, fortification, foods for special dietary uses, food additives, chemical and microbial hazards, packaging material, and pesticides. The Company is responsible for ensuring that its products are accurately positioned in the Canadian marketplace and comply with Canadian regulations. Food advertising must also be in compliance with Canada’s Consumer Packaging and Labelling Act.

In the European Union (“EU”), the European Commission has established harmonized rules to help ensure that food supplements are safe and properly labelled. Food supplements are regulated as foods and the legislation focuses on vitamins and minerals used as ingredients of food supplements. The main EU legislation is Directive 2002/46/EC related to food supplements containing vitamins and minerals. The Directive sets out labelling requirements and requires that EU-wide maximum and minimum levels are set for each vitamin and mineral added to supplements. In addition, its Annex II contains a list of permitted vitamin or mineral substances that may be added for specific nutritional purposes in food supplements. The European Food Safety Authority (“EFSA”) evaluates the safety and bioavailability of nutrient sources proposed for addition to the list of permitted substances in Annex II of the food supplements Directive.

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

Employees

At December 31, 2016, during Omega Protein’s off-season, the Company employed approximately 546 persons. At August 31, 2016, during the peak of Omega Protein’s 2016 fishing season, the Company employed approximately 1,013 persons. Of the employees working on Omega Protein’s Reedville, Virginia vessels, 105 are represented by an affiliate of the United Food and Commercial Workers Union. The collective bargaining agreement for the Reedville vessel employees has a three-year term that expires in April 2017 and the Company expects to enter into discussions with the union regarding a new collective bargaining agreement prior to that date.

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

Omega Protein has historically utilized workers in the United States H2B Visa Program whereby foreign nationals are permitted to enter the United States temporarily and engage in seasonal, non-agricultural employment. The Company did not utilize that program from 2008 through 2010 due to the small number of employees available under the program. In addition, the Company has experienced delays with the Department of Labor in connection with the Company’s H2B visa submissions in recent years and for the 2017 fishing season. Based on its current assessment of the 2017 H2B visa application process, the Company believes that it may not have sufficient H2B visa workers for the 2017 fishing season that commences in April 2017. If Omega Protein cannot participate in the H2B Visa Program, or its participation in that program is delayed or restricted, then Omega Protein’s ability to secure a sufficient number of qualified workers during periods of peak employment may have an adverse impact on the Company’s business, results of operations and financial condition. See “Risk Factors— Omega Protein may face delays with, or lose access to, the United States H2B Visa Program which we rely on for qualified marine personnel.”

Executive Officers of the Company

The names, ages and current offices of the executive officers of the Company as of December 31, 2016 are set forth below. Also indicated is the date when each such person commenced serving as an executive officer of the Company.

Name and Age	Office	Date Became Executive Officer

Bret D. Scholtes (47)	President, Chief Executive Officer and Director	April 2010

John D. Held (54)	Executive Vice President, General Counsel and Secretary	January 2002

Andrew C. Johannesen (49)	Executive Vice President and Chief Financial Officer	July 2011

Dr. Mark E. Griffin (48)	President – Animal Nutrition Division	July 2009

Joseph Vidal (55)	President – Human Nutrition Division	September 2014

Montgomery C. Deihl (53)	Vice President of Operations	July 2013

Mark A. Livingston (53)	Vice President, Chief Accounting Officer and Controller	August 2015

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

ANDREW C. JOHANNESEN has served as Executive Vice President and Chief Financial Officer of the Company since January 2012 and as Senior Vice President — Finance and Treasurer from July 2011 to December 2011. From 2010 to July 2011, Mr. Johannesen served as Vice President and Treasurer of Westlake Chemical Corporation, a chemicals and plastic products manufacturer. From 2007 to 2010, Mr. Johannesen served as Vice President and Treasurer of RRI Energy, Inc. (formerly Reliant Energy, Inc.), an electricity and energy service provider, and from 2005 to 2007 served as Vice President and Assistant Treasurer of RRI. Prior to that, Mr. Johannesen held various corporate development and finance positions at Reliant Energy and worked for Exxon Mobil Corporation and a major public accounting firm. Mr. Johannesen is a Certified Public Accountant.

DR. MARK E. GRIFFIN has served as President — Animal Nutrition Division and Research and Development since June 2013, as Vice President — Research and Development from July 2009 to December 2010 and as Senior Vice President — R&D and Sales and Marketing since January 2011. During 2009, Dr. Griffin served as Technical Director of the Specialty Group of Land O’Lakes Purina Feed, LLC, a co-operative of agricultural producers and marketer of agriculture food products. From 2003 to 2009, Dr. Griffin served as Director of the Zoo and Aquaculture divisions of Land O’Lakes Purina Feed, LLC. Dr. Griffin also previously held several positions in the aquaculture, companion animal, zoo and private label divisions of Purina Mills, Inc. and Land O’ Lakes Purina Feed, LLC.

JOSEPH R. VIDAL has served as President – Human Nutrition Division since January 2016. Prior thereto Mr. Vidal served as President - Bioriginal Food & Science since 2005, a subsidiary acquired by the Company in September 2014. Mr. Vidal served as Bioriginal Food & Science’s Chief Financial Officer since 1999. From 1991 to 1998, Mr. Vidal was employed by Hitachi Canadian Industries, a turbine and generator manufacturer, where his career included positions as General Manager, Deputy General Manager, Production Manager, and Accounting and Human Resources Manager. Mr. Vidal's experience also includes eight years with KPMG, an audit, tax and advisory firm, where he was a manager in the Accounting Systems group in the Saskatoon, Canada office and manager in the Information Technology Group in Toronto, Canada.

MONTGOMERY C. DEIHL has served as the Company’s Vice President of Operations since March 2015, as Senior Director — Fishing Plant Operations from April 2012 to March 2015, and as General Manager of the Company’s Reedville, Virginia facility from August 2009 to April 2012. Prior to joining the Company in August 2009, Mr. Deihl was a Senior Managing Consultant for IBM Corporation (supply chain management) from 2007 to July 2009. Prior to that, Mr. Deihl served in the United States Air Force from 1987 to 2007, retiring as a Lieutenant Colonel. Mr. Deihl is a fourth generation menhaden fisherman.

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

Fish Meal and Fish Oil Warehouse and Storage.    Omega Protein owns, as well as leases from unaffiliated third parties, warehouses and tank space for storage of its products, generally at terminals located along the Mississippi River and Tennessee River. Information regarding Omega Protein’s material storage facilities is set forth below:

Location	Approximate Fish Meal and Fish Oil Storage Capacity (tons)	Owned/Lease
Reedville, Virginia	42,000	Owned

Abbeville, Louisiana	14,700	Owned

Moss Point, Mississippi	13,000	Owned

St. Louis, Missouri	10,000	Owned

Port Arthur, Texas	10,000	Leased

Avondale, Louisiana	23,000	Leased

Shipyard.    Omega Shipyard owns a 49.4 acre shipyard facility in Moss Point, Mississippi which includes three dry docks, each with a capacity of 1,300 tons. The shipyard is used for routine maintenance and vessel refurbishment on Omega Protein’s fishing vessels.

Human Nutrition Industry Segment

Bioriginal leases combined office and warehouse space in Irvine, California and Den Bommel, Netherlands and warehouse space in Saskatoon, Saskatchewan and Baraboo, Wisconsin from unaffiliated third parties. Bioriginal also owns combined office, manufacturing and warehouse spaces in Reedsburg, Wisconsin and Saskatoon, Canada and leases sales and administrative office space from unaffiliated third parties in Madison, Wisconsin.

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

Risks Relating to the Company’s Business and Industry:

The Company is exploring and evaluating strategic alternatives for the Company’s human nutrition segment and there can be no assurance that the Company will be successful in identifying, or completing any strategic alternative, that any such strategic alternative will yield additional value for shareholders or that the process will not have an adverse impact on the Company’s business. The Company’s Board of Directors has commenced a review of strategic alternatives for the Company’s human nutrition segment, which could result in, among other things, a sale, consolidation or business combination, asset divestiture, partnering or other collaboration agreements, in one or more transactions, in addition to continuing to operate the human nutrition segment in the ordinary course of business or an exit of portions of that business. However, there can be no assurance that the exploration of strategic alternatives for the human nutrition segment will result in the identification or consummation of any transaction. In addition, the Company may incur substantial expenses associated with identifying and evaluating potential strategic alternatives for the human nutrition segment. The process of exploring strategic alternatives may be time consuming and disruptive to the Company’s business operations and if the Company is unable to effectively manage the process, the Company’s business, financial condition and results of operations could be materially adversely affected.

No decision has been made with respect to any transaction and the Company cannot assure investors that it will be able to identify and undertake any transaction that allows its shareholders to realize an increase in the value of their stock or provide any guidance on the timing of such action, if any. The Company also cannot assure investors that any potential transaction or other strategic alternative, if identified, evaluated and consummated, will provide greater value to shareholders than that reflected in the current stock price. Any potential transaction would be dependent upon a number of factors that may be beyond the Company’s control, including, among other factors, market conditions, industry trends, the interest of third parties in the Company’s human nutrition segment and the availability of financing to potential buyers on reasonable terms.

The Company has not set a timetable for completion of the strategic alternatives review process and does not intend to discuss or disclose developments with respect to the process unless and until such time as the Board of Directors has approved a definitive course of action or otherwise concludes its review of strategic alternatives. As a consequence, perceived uncertainties related to the future of the Company may result in the loss of potential business opportunities and volatility in its stock price, and may make it more difficult for the Company to attract and retain qualified personnel, customers and business partners.

If the strategic review process for the Company’s human nutrition segment were to result in a sale of that segment, we may not achieve some or all of the expected benefits of such sale, and such sale may materially adversely affect the Company’s remaining business, results of operation and financial condition. If the strategic review process for the Company’s human nutrition segment were to result in a sale of that segment, we may not achieve some or all of the expected benefits of such sale for a variety of reasons, including, among others: (i) a sale of the Company’s human nutrition segment, which represented 33% and 32% of the Company’s total revenues and assets in 2016, respectively, would result in the Company becoming a smaller and less diversified company than prior to the completion of such sale. In such event, the Company would be more susceptible to factors affecting its animal nutrition segment and other possible adverse events (including those described in this Report and specifically in this Risk Factors section that are primarily applicable to the Company’s animal nutrition segment) because our remaining business will be dependent on the menhaden fishery as its sole source of supply and will be less diversified; and (ii) as a smaller company, we may be unable to obtain certain goods, services and technologies at prices or on terms as favorable as those we obtained prior to completion of such sale. If we fail to achieve some or all of the benefits expected to result from such sale, such sale could have a material adverse effect on our business, financial condition, and results of operations.

Omega Protein, the Company’s largest operating subsidiary, is dependent on a single natural resource and may not be able to catch the amount of menhaden that it requires to operate profitably. Omega Protein’s primary raw material is menhaden. Omega Protein’s business is materially dependent on its annual menhaden harvest in ocean waters along the U.S. Atlantic and Gulf coasts. Omega Protein’s ability to meet its raw material requirements through its annual menhaden harvest fluctuates from year to year and month to month due to natural and other conditions over which Omega Protein has no control, including varying fish populations, adverse weather conditions, climate change, fish disease, water nutrient content and disruptions like the Deepwater Horizon oil spill incident in the Gulf of Mexico in 2010. These conditions may prevent Omega Protein from operating profitably.

Omega Protein’s operations are geographically concentrated in the Gulf of Mexico where they are susceptible to regional adverse weather patterns such as hurricanes. Two of Omega Protein’s three operating plants are located in the Gulf of Mexico (one in Louisiana and one in Mississippi), a region which has historically been subject to a late summer/early fall hurricane season. Omega Protein’s Virginia facility has in the past also been adversely affected by hurricanes. For example, in September 2008, Omega Protein’s Abbeville and former Cameron, Louisiana fish processing facilities were damaged by Hurricane Ike and were non-operational immediately after the hurricane. Operations at the Abbeville fish processing facility were restored to full capacity within two weeks, and the Cameron fish processing facility was fully functional prior to the beginning of the 2009 fishing season. As an additional example, all three of Omega Protein’s Gulf of Mexico plants operated at the time were severely damaged within a one-month span by Hurricanes Katrina and Rita in August and September 2005. Immediately after the second hurricane, approximately 70% of Omega Protein’s 2004 production capacity was impaired and Omega Protein’s business, results of operations and financial condition were materially adversely affected. Additional future weather related disruptions could, if they occur, also have a material adverse effect on the Company’s business, results of operations and financial condition.

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

If the Company’s Omega Protein subsidiary fails to comply with the terms of its probation under plea agreements entered into in June 2013 and December 2016, it could be subject to criminal prosecution. In June 2013, Omega Protein, the Company’s principal subsidiary, entered into a plea agreement with the United States Attorney’s Office for the Eastern District of Virginia to resolve a government investigation related to the fishing vessels and operations of its Reedville, Virginia facility. Consistent with the terms of the Virginia Plea Agreement, the subsidiary pled guilty in the United States District Court for the Eastern District of Virginia to two felony counts under the Clean Water Act, paid a fine of $5.5 million, made a $2.0 million contribution to an environmental fund, and was sentenced to a three year probation term that was originally scheduled to end in June 2016, but which was extended by the Virginia Court in December 2016 for two years due to the issues associated with the second plea agreement described below. Accordingly, the probation term for the Virginia Plea Agreement will terminate in June 2018.

In December 2016, Omega Protein entered into a plea agreement with the United States Attorney’s Office for the Western District of Louisiana to resolve a government investigation related to its Abbeville, Louisiana operations. Consistent with the terms of the Louisiana Plea Agreement, the subsidiary pled guilty in the United States District Court for the Western District of Louisiana to two felony counts under the Clean Water Act, paid a fine of $1.0 million and made a $0.2 million contribution to a local law enforcement fund. The Louisiana Plea Agreement was approved by the Louisiana Court on January 18, 2017.

The Virginia Plea Agreement and the terms of the Virginia Court’s sentencing order required Omega Protein to develop and implement an environmental compliance program at all of its facilities, and also imposed a three year period of probation originally scheduled to end in June 2016, but has since been extended to end in June 2018 due to the issues resolved by the Louisiana Plea Agreement. The probation term for the Louisiana Plea Agreement will terminate in January 2020. The Company has implemented a comprehensive compliance program which covers the areas addressed by the Virginia Plea Agreement and Louisiana Plea Agreement. The U.S. Probation Office, in consultation with the U.S. Attorney’s Offices for the Eastern District of Virginia and the Western District of Louisiana, and the E.P.A., as necessary, has the right to monitor the Company’s compliance with these requirements during the term of probation.

In the event that Omega Protein does not comply with the terms of the plea agreements and the courts’ sentencing orders, including the terms of probation, it could be subject to additional criminal penalties or prosecution (including for the matters covered and resolved by the plea agreements). Particularly, if any additional acts of non-compliance were to occur in connection with the Virginia Plea Agreement, because these acts could be viewed by the Virginia Court as a second offense under the Virginia Plea Agreement (and a third offense overall), the Virginia Court could impose an enhanced sentence compared to a sentence for a first offense. In addition, if Omega Protein fails to maintain compliance with the Clean Water Act or other similar environmental regulatory requirements in the future, it could become subject to additional criminal or civil liability in connection with any such non-compliance. Omega Protein could also experience increased compliance costs, or alterations to the conduct of its normal course operations, in connection with these matters. Any of the foregoing could result in a material adverse effect on the Company’s business, reputation, results of operation and financial condition.

In addition, the convictions under the Clean Water Act will adversely affect the Company’s ability to secure government contracts with the United States, and secure future loans under the NMFS Title XI loan program in connection with the affected facility. Omega Protein has received notice from the E.P.A. that it is ineligible, as a result of the convictions under the Clean Water Act, for receipt of government contracts, loans or benefits if any part of the work will be performed, or the loan collateral will be located, at the facility where an offense occurred.

The Company has received a Civil Investigative Demand from the Department of Justice requesting information in connection with a False Claims Act investigation. In October 2016, the Company received a Civil Investigative Demand from the Department of Justice requesting information in connection with a False Claims Act investigation. The government’s investigation concerns whether there has been or is a violation of the False Claims Act in connection with Omega Protein’s May 2010 certification to the U.S. Department of Commerce that Omega Protein’s Reedville, Virginia facility was in compliance with federal environmental laws in order to obtain a loan guarantee under the Department of Commerce’s Title XI loan program. That Title XI loan was repaid in full in November 2015 and the Company and its subsidiaries currently have no Title XI indebtedness outstanding. The Company has delivered responsive documents to the Department of Justice. The Company cannot predict the outcome of the investigation or the effect of the findings of the investigation on the Company, but it is possible that the foregoing matter could result in a material adverse effect on the Company’s business, reputation, results of operation and financial condition.

The Company has received a subpoena from the SEC requesting information relating to a Company subsidiary’s compliance with probation terms and the Company’s protection of whistleblower employees. In December 2016, the Company received a subpoena from the SEC requesting information in connection with an investigation relating to a Company subsidiary’s compliance with its probation terms and the Company’s protection of whistleblower employees. The Company is in the process of producing responsive documents to the SEC. The Company cannot predict the outcome of the investigation or the effect of the findings of the investigation on the Company, but it is possible that the foregoing matter could result in a material adverse effect on the Company’s business, reputation, results of operation and financial condition.

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

Based on the 2014 assessment, the ASMFC Menhaden Board established a new coast-wide quota for Atlantic menhaden at its May 2015 meeting. The menhaden quota for the 2015 and 2016 fishing seasons was 187,880 metric tons, which represents a ten percent increase above the quota established in 2012. In February 2016, the ASMFC initiated the process to establish Atlantic menhaden harvest levels for the 2017 fishing year, and in October 2016, the ASMFC voted to increase the annual harvest quota by 6.45 percent, to 200,000 metric tons, for the Atlantic menhaden fish meal/oil fisheries and bait fisheries for the 2017 Atlantic menhaden fishing season. The updated Atlantic menhaden stock assessment results, expected in August 2017, will guide the ASMFC’s quota-setting decisions for 2018 and afterwards.

Under the ASMFC’s Interstate Fisheries Management Plan for Atlantic Menhaden, the total coast wide quota is allocated among states based on average landings for the years 2009 to 2011. Under that formula, Virginia is allocated approximately 85% of the total allowable catch. Of Virginia’s 2017 allocation, the Company was entitled to land approximately 153,000 metric tons.

At its May 2015 meeting, the ASMFC Menhaden Board also initiated a management action to review and potentially change the allocation of quota among the ASMFC member states. Some ASMFC member states with relatively low allocations of menhaden have argued that Virginia’s share of the Atlantic menhaden quota is too high. The current allocation is based on landings data for the years 2009, 2010, and 2011, which were the most recent years for which data were available when the ASMFC established the quota system that went into effect in 2013. This is a common method by which the ASMFC allocates fishing privileges among its member states.

In the fall of 2016, the ASMFC held public hearings on a series of issues to be considered in a new amendment to the Atlantic menhaden fishery management plan, including alternatives means of allocating quota among states. The ASMFC intends to finalize this amendment in the fall of 2017, to be effective for 2018 and afterward. The public was asked to comment on a number of different ways to allocate allowable harvest, including having a single, coast-wide quota, allocating menhaden by gear type, and other options. Depending on the method chosen by the ASMFC to determine allocations and the overall quota levels set for 2018 and afterward, the ASMFC amendment to the Atlantic menhaden fishery management plan could have a material adverse impact on the Company’s business, financial condition or results of operations.

This amendment will also consider establishing new interim management reference points – benchmarks used to establish quotas and determine when the stock is considered overfished – that consider Atlantic menhaden’s role as forage in the marine ecosystem. The Company expects that if ASMFC action is taken to establish these interim reference points it will be completed in 2017 and effective in 2018. Regardless of whether any ASMFC decision is made in 2017 regarding interim reference points, the ASMFC Menhaden Board has convened a team of scientific advisors to develop ecological reference points specific to the Atlantic menhaden stock and that work is expected to be completed and peer-reviewed by 2019 or 2020.

In 2017, the ASMFC Menhaden Board will be considering whether or not to continue that process, and whether to use the current reference points or generic ecological reference points on either an interim or permanent basis. It is not possible to accurately predict, however, what the results of the 2017 update assessment will be or what decisions the ASMFC will make regarding reference points in the current amendment process or how, if new permanent or interim reference points are adopted, they will be utilized but it is possible that these decisions may have a material adverse effect on the Company’s business, financial condition or results of operations.

In the amendment under consideration, the ASMFC Menhaden Board will also consider changes to the Chesapeake Bay reduction fishery cap. This cap limits the amount of menhaden the Company can take annually from the Chesapeake Bay and is currently set at 87,216 metric tons. The Company’s Chesapeake catches have been below the limit for all years in which it has been in effect. The options under consideration are maintaining the cap at its current level, eliminating the cap, or lowering it by some amount. Should the ASMFC prohibit the Company’s harvest fishing in the Chesapeake Bay or lower the cap below the Company’s recent catch levels in this fishing area, these changes could have a material adverse impact on the Company’s business, financial condition or results of operations.

Fluctuation in the “total yield” derived from Omega Protein’s fish catch could impact the Company’s ability to operate profitably. The “total yield,” or the percentage of fish meal, fish oil and fish solubles products derived from the menhaden has fluctuated over the years and from month to month due to natural conditions relating to fish biology over which Omega Protein has no control. For example, the Company’s oil yields for the 2016 fishing season were higher by 46% compared to those in the 2015 fishing season and were higher by 29% compared to the Company’s five year oil yield average. Total yields for the 2016 fishing season increased by 10% compared to those in the 2015 fishing season and were higher by 6% compared to the Company’s five year total yield average, due primarily to the higher fish oil yields. The Company believes that fish oil yields are influenced by multiple factors, including but not limited to, fish diet, weather, water temperature and nutrient content, fish population and age of fish, but specific relationships and inter-relationships are not generally well understood. Decreased fish catch offset the impact of higher oil yields and resulted in higher per unit inventory cost for the 2016 fishing season as compared to the 2015 fishing season.

Laws or regulations regarding fish oil or meal importation into foreign jurisdictions may increase Omega Protein’s costs or cause it to lose market share or eliminate certain countries altogether. Laws and regulations regarding the importation of fish meal or fish oil into foreign countries, particularly in countries such as China whose regulatory regimes may still be evolving, or in supra-national jurisdictions such as the European Union, may adversely affect the Company’s business, results of operations and financial condition. More stringent laws and regulations, or new interpretations of, or changes to, those laws and regulations, in foreign jurisdictions on contaminant levels, permitted additives, health and sanitation requirements, import documentation, license requirement restrictions imposed by port of entry protocols or other similar restrictions could result in: (i) Omega Protein’s incurrence of additional capital expenditures and operating costs in order to comply with these requirements, (ii) Omega Protein’s withdrawal from marketing its products in those jurisdictions which could lead to material loss of revenues, earnings and market share, or (iii) costs of demurrage, cure or product recall incurred by Omega Protein as it complies with, or attempts to comply with, these restrictions. For example, exports of fish meal to China and the European Union are subject to certain health and sanitation requirements that are administered by the SIP, a U.S. federal agency selected by these jurisdictions as the competent authority to oversee compliance with export requirements by U.S. based manufacturers. Pursuant to SIP’s interpretation and application of China’s and the European Union’s health and sanitation requirements, several domestic and foreign facilities, including Omega Protein’s processing facilities and its fish meal warehouses, may from time to time be limited or restricted in their ability to obtain export certificates in support of shipments of fish meal to China or the European Union or certain shipments by the Company may need to be reprocessed in order to meet these requirements. In addition, certain foreign countries impose health and sanitation testing requirements for fish meal and fish oil exports that require pre-shipment testing of lots. These testing requirements may hinder particular lots from being approved for export to those countries. These limitations and restrictions may have an adverse effect on the Company’s business, financial condition or results of operation. If a greater portion of the Company’s sales are derived internationally, or become more concentrated in certain countries or jurisdictions such as China or the European Union, the potential impact of this risk is likely to become larger.

President Trump has made comments suggesting that he was not supportive of certain existing international trade agreements. At this time, it remains unclear what the new Presidential administration or Congress may do with respect to these international trade agreements. If the administration or Congress take action to withdraw from or materially modify international trade agreements, it is possible that the Company’s business, financial condition and results of operations could be adversely affected.

Laws or regulations regarding fishing vessels, safety or environmental protection may result in additional costs, requirements and procedures. Omega Protein, through its operation of fishing vessels, is subject to the jurisdiction of the U.S. Coast Guard, the National Transportation Safety Board and the U.S. Customs Service. The Coast Guard and the National Transportation Safety Board set safety standards and are authorized to investigate vessel accidents and recommend improved safety standards. The U.S. Customs Service is authorized to inspect vessels at will. Omega Protein’s operations are also subject to federal, state and local laws and regulations relating to the protection of the environment, including the federal Clean Water Act, which imposes strict controls against discharge of pollutants in reportable quantities, and along with the Oil Pollution Act, imposes substantial liability for the costs of oil removal, remediation and damages. Omega Protein’s operations also are subject to the federal Comprehensive Environmental Response, Compensation, and Liability Act, which imposes liability, without regard to fault, on certain classes of persons that contributed to the release of any “hazardous substances” into the environment and the federal Occupational Safety and Health Act. The implementation of continuing vessel, safety and environmental regulations from these authorities could result in additional requirements and procedures for the Company, and it is possible that the costs of these requirements and procedures could have a material adverse effect on the Company’s business, financial condition, or results of operation.

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

Worldwide supply and demand relationships, which are beyond the Company’s control, influence the prices that the Company receives for many of its products and may from time to time result in low prices for many of the Company’s products. Prices for many of the Company’s products are subject to, or influenced by, worldwide and local supply and demand relationships over which the Company has no control and which tend to fluctuate to a significant extent over the course of a year and from year to year. The factors that influence these supply and demand relationships on the Company’s marine based products include world supplies of fish meal and oil made from other fish species, animal proteins and fats, palm oil, rapeseed oil, soy meal and oil, and other edible oils. The factors that influence the supply and demand relationship for the Company’s human nutrition products include the supply of coconut and other plant ingredients, the supply of various marine oils, the availability of competing products and evolving consumer preferences.

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

The Company’s insurance coverage may not be sufficient, and insufficient insurance coverage and increased insurance costs could adversely impact the Company’s business, financial condition or results of operations. The Company maintains insurance against physical loss and damage to its assets and coverage against third party liability it may incur in the course of its operations, as well as workers’ compensation, United States Longshoremen’s and Harbor Workers’ Compensation Act and Jones Act coverage. The Company’s liability coverage program is generally comprised of several excess liability policies, which are subject to deductibles, underlying limits, annual aggregates and exclusions. The Company believes its insurance coverage to be in such form, against such risks, for such amounts and subject to such deductibles and self-retentions as are generally prudent for its operations, but the securing of such coverage by necessity requires judgment in the balancing of retained risk and the cost effectiveness of such insurance programs. As a general matter, the Company has chosen to increase its deductibles and self-retentions in order to manage rising insurance premium costs. These higher deductibles and self-retentions have resulted at times in the past in greater uninsured losses to the Company and will expose the Company to greater risk of loss if additional future claims occur.

Insurance coverage may not be available in the future at current costs or on what the Company considers to be commercially reasonable terms. Furthermore, any insurance proceeds received for any loss of, or damage to, any of the Company’s facilities may not be sufficient to restore the loss or damage without a negative impact on the results of its business, financial condition or results of operations. For example, property insurance coverage for flood damages caused by named storm hurricanes has in the past been limited in its availability, and it is possible that such limited coverage might not be adequate to reimburse the Company for its losses if these types of flood losses occur. In addition, should a Company insurer become insolvent, the Company would be responsible for payment of all outstanding claims associated with that insurer’s policies.

In addition, insurance coverage is not generally available for punitive damages, and some courts have been increasingly permissive regarding the imposition of punitive damages for Jones Act cases in recent years. For example, the U.S. Supreme Court has held that punitive damages are permissible in Jones Act “maintenance and cure” claims. If material uninsured punitive damages were to be assessed against the Company pursuant to a Jones Act claim or otherwise, this assessment could have a material adverse effect on the Company’s business, financial condition or results of operation.

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

Continued implementation and development of the National Ocean Policy Plan could result in a material adverse effect on the Company’s business, financial condition or results of operation. In June 2009, President Obama issued a Presidential Memorandum creating an Interagency Ocean Policy Task Force charged with, among other things, creating a unitary National Ocean Policy for the United States. In July 2010, the Interagency Ocean Policy Task Force issued its Final Recommendations for a new policy and administrative structure to comprehensively assess, evaluate, and manage activities and uses impacting the nation’s oceans, coasts and Great Lakes. That same day, President Obama issued Executive Order 13547, creating the National Ocean Council (“NOC”), a body comprised of cabinet secretaries, agency heads and other senior members of the federal government. As an entity created solely through executive action, the NOC and/or its purpose and mission are subject to elimination or change by the new Presidential administration.

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

In October 2014, pursuant to the NOPP and Executive Order 13547, the Regional Planning Body (“RPB”) released a Draft Ocean Action Plan (“Draft Action Plan”) and initial outline of the Mid-Atlantic Regional Ocean Assessment (“ROA”) for public comment. The ROA is intended to serve as an overarching environmental assessment document intended to support the Draft Action Plan. Since its release, the ROA has undergone further development, including more detailed information on Atlantic Ocean resources, ecosystems, and uses. Currently, it only mentions Atlantic menhaden as a “forage fish” in its discussion of “Important or Sensitive Species, Guilds, and Habitat.” Further development of the ROA is expected to occur over a period of several years and will not, in and of itself, result in any actions being taken or prohibited. However, depending on the quality and level of analysis regarding Atlantic menhaden, such analysis could be used to support future actions taken under the Draft Action Plan that could have a material adverse effect on the Company’s business, financial condition or results of operation.

After two years of further refinement and public meetings, a final Draft Action Plan was submitted to the NOC in October 2016 and was certified by the NOC in December 2016. The Action Plan does not mention Atlantic menhaden or prescribe any measures for management of this species or forage species more generally. Under the overarching goal of providing for a “Healthy Ocean Ecosystem,” the Action Plan calls for identifying “ecologically rich areas of the ocean,” a process which may result in identification of areas currently utilized for fishing activities conducted by the Company’s vessels. It is possible that such identification could have a material adverse effect on the Company’s business, financial condition or results of operation.

The Gulf of Mexico Alliance (“GMA”), formed in 2004, serves as the regional planning body under the NOPP for the Gulf of Mexico. The GMA adopted its first action plan in 2006, which contained broad objectives, such as identifying Gulf habitats, environmental education, wetland restoration, and water quality. GMA’s second action plan, covering 2009-2014, continued this focus and added a collection of ecosystem data to support fisheries management and to support ecosystem-based management initiatives as an action item.  The GMA’s third action plan was released in 2016. The third GMA action plan calls for no new initiatives or actions that appear to impact the Gulf of Mexico menhaden fishery.  To date, the GMA has generally focused on data collection and high level objectives implemented over a period of years.  Therefore, the Company believes that the GMA’s third action plan is unlikely to have a material adverse effect on the Company’s business, financial condition or results of operation, although it is possible that it could do so if the plan were to substantially regulate the menhaden fishery in a materially adverse manner.

The Company’s acquisition of Bioriginal Food & Science, which closed in September 2014, was a sizeable acquisition that could pose continuing integration challenges as it is integrated with the Company’s human nutrition division. One component of the Company’s growth strategy in the human nutrition segment has been to acquire complementary businesses that expand its customer base and provide access to new markets and increased benefits of scale. For example, the Company acquired the businesses of Cyvex Nutrition in 2010, InCon Processing in 2012, Wisconsin Specialty Protein in 2013 and most recently, Bioriginal Food & Science, in September 2014. In 2015, the Company began further integration of these businesses under the name Bioriginal. In 2016, InCon suspended its operations and the Company sold its assets to a third party. Acquisitions and integration plans involve certain known and unknown risks that could cause the Company’s actual growth or operating results to differ from its expectations. The Bioriginal Food & Science acquisition involved the acquisition of a company headquartered in Canada which also had European operations, and which may have posed more risks than a domestic acquisition. It is possible that the continuing integration of Bioriginal Food & Science and the Company’s other human nutrition businesses may divert management’s attention away from its existing animal nutrition business, resulting in the loss of key customers or employees, or expose the Company to unanticipated problems.

The Company’s inability to successfully integrate Bioriginal Food & Science and the Company’s other human nutrition businesses could adversely affect the Company’s other business operations and financial results. The integration process may disrupt the Company’s business and may preclude the realization of the full benefits expected by the Company from these acquisitions.

Some of the difficulties in integrating Bioriginal Food & Science and the Company’s other human nutrition businesses may include, among other things:

●	issues in integrating Bioriginal Food & Science’s products or customers with the Company’s other human nutrition businesses;
●	incompatibility of marketing and administration methods;
●	maintaining employee morale and retaining key employees;
●	integrating the cultures of both companies;
●	preserving important strategic customer relationships;
●	consolidating corporate and administrative infrastructures and information systems; and
●	coordinating and integrating geographically separate organizations located in different countries.

The occurrence of any of the above difficulties could have a material adverse effect on the Company’s business, results of operation or financial condition.

Unfavorable publicity or consumer perception of the Company’s human nutrition products could cause fluctuations in the Company’s operating results and could have a material adverse effect on its reputation, the demand for its products, and its ability to generate revenues. The Company is dependent upon consumer perception of the safety and quality of its human nutrition products, as well as similar products distributed by other companies. Consumer perception of products can be significantly influenced by scientific research or findings, national media attention, and other publicity about product use. A product may be received favorably, resulting in high sales associated with that product that may not be sustainable as consumer preferences change. Future scientific research or publicity could be unfavorable to any of the Company’s particular products and may not be consistent with earlier favorable research or publicity. Adverse publicity in the form of published scientific research or otherwise, whether or not accurate, that associates consumption of the Company’s products or any other similar products with illness or other adverse effects, that questions the benefits of the Company’s products or similar products, or that claims that such products are ineffective could have a material adverse effect on the Company’s business, reputation, financial condition or results of operations.

Compliance with new and existing governmental regulations could increase the Company’s costs significantly, reduce its growth prospects and adversely affect results of operations for its human nutrition segment. The processing, formulation, manufacturing, packaging, labeling, advertising and distribution of the Company’s human nutrition products are subject to federal laws and regulation by one or more federal agencies, including the FDA, FTC, CPSC, OSHA, E.P.A., Health Canada, CFIA and EFSA. These activities are also regulated by various state, local, and international laws and agencies of the states and localities in which the Company’s products are sold. Government regulations may prevent or delay the introduction, require the reformulation, or require the discontinuance of the Company’s human nutrition products, which could result in lost revenues and increased costs. For instance, the FDA regulates, among other things, the composition, safety, manufacture, labeling, and marketing of dietary supplements (including vitamins, minerals, herbs, and other dietary ingredients for human use). The FDA may not accept the evidence of safety for any new dietary ingredient that the Company may wish to market, may determine that a particular dietary supplement or ingredient presents an unacceptable health risk, or may determine that a particular claim or statement of nutritional value that the Company uses to support the marketing of a dietary supplement is an impermissible drug claim, the claim is not substantiated, or is an unauthorized version of a qualified health claim. Any of these actions could prevent the Company from marketing particular dietary supplement ingredients in the United States or making certain claims or statements for those products. The FDA could also require the Company to remove a particular product from the market. Any future recall or removal would result in additional costs to the Company, including lost revenues from any products that the Company is required to remove from the market. Any product recalls or removals could also lead to liability, substantial costs, and reduced growth prospects.

Additional or more stringent regulations of dietary supplements and food products have been considered from time to time. These regulations could require reformulation of some products to meet new standards, recalls or discontinuance of some products not able to be reformulated, additional record-keeping requirements, increased documentation of the properties of some products, additional or different labeling, additional scientific substantiation, adverse event reporting, or other new requirements. Any of these developments could increase costs significantly. The Company may not be able to comply with such new regulations without incurring additional expenses, which could be significant.

The Company may incur material product liability claims and product recall costs, which could increase the Company’s costs and adversely affect its reputation, revenues and operating income. As a manufacturer of products designed for human and animal consumption, the Company is subject to product liability claims and product recall costs if the use of the Company’s human nutrition or animal nutrition products are alleged to have resulted in injury. Some Company products contain vitamins, minerals, herbs and other dietary ingredients that are not subject to pre-market regulatory approval in the United States. It is possible that some Company products could unintentionally contain contaminated substances, and some of its products contain ingredients that do not have long histories of human consumption. It is possible that previously unknown adverse reactions resulting from consumption of these ingredients could occur.

In addition, third-party manufacturers produce many of the products that the Company’s human nutrition segment sells. As a distributor of products manufactured by third parties, the Company may also be liable for various product liability claims for products that the Company does not manufacture. Although the Company’s purchase agreements with their third-party vendors typically require the vendor to indemnify the Company to the extent of any such claims, any such indemnification is limited by its terms. Moreover, as a practical matter, any such indemnification is dependent on the creditworthiness of the indemnifying party and its insurer, and the absence of significant defenses by the insurers. The Company may be unable to obtain full recovery from the insurer or any indemnifying third party in respect of any claims against it in connection with products manufactured by such third party.

Increases in the price and shortage of supply of key raw materials could adversely affect the Company’s human nutrition business. Certain of the Company’s human nutrition products are composed of key raw materials that are purchased from third parties. The Company purchases its botanical raw materials from manufacturers and distributors in Asia, Europe, and North America. The Company also manufactures a substantial volume of products that are dependent on coconut raw materials as a source of supply and the Company imports these coconut raw materials from foreign countries such as the Philippines, Sri Lanka and other south-east Asian countries. These areas are susceptible to hurricanes and political instability and these factors may make these sources of supply unavailable from time to time, or available at prices that are not attractive to the Company. In addition, the Company manufactures all of its dairy protein products from dairy ingredient raw materials that it purchases from local cheese makers and dairy farmers and is completely dependent on these local sources of supply. For example, three of the Company’s dairy ingredient raw material suppliers accounted for approximately 71% of the cost of its dairy ingredient raw material supply for the year ended December 31, 2016. Dairy ingredient raw material purchase arrangements are typically short-term supply contracts or spot sales agreements.

Raw material prices may increase in the future and the Company may not be able to pass on such increases to its customers. A significant increase in the price of raw materials that cannot be passed on to customers could have a material adverse effect on the Company’s results of operations and financial condition. In addition, if the Company cannot get access to key raw materials due to (i) increased regulatory scrutiny or changing regulatory standards involving dietary supplements or their ingredients or the importation of these raw materials into the United States, Canada or Europe, or (ii) lack of supply, these could have a material adverse effect on the Company’s results of operations or financial condition.

Real or perceived quality control problems with raw materials sourced from certain regions could negatively impact consumer confidence in the Company’s human nutrition products, or expose the Company to liability. In addition, although some raw materials may be available from other sources, an unexpected interruption of supply or material increases in the price of raw materials, for any reason, such as changes in economic and political conditions, tariffs, trade disputes, regulatory requirements, import restrictions, loss of certifications, acts of God or other events, could have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows. Also, fluctuations in the value of the U.S. dollar, Canadian dollar or Euro could result in higher costs for raw materials purchased in other countries.

The Company’s dealings in foreign countries require the Company to comply with anti-corruption laws and regulations of the U.S. government and various international jurisdictions in which the Company does business. Doing business in foreign markets requires the Company and its subsidiaries to comply with the laws and regulations of the U.S. government and various international jurisdictions, and the Company’s failure to successfully comply with these rules and regulations may expose it to liabilities. These laws and regulations apply to companies, individual directors, officers, employees and agents, and may restrict the Company’s operations, trade practices, investment decisions and partnering activities. In particular, the Company’s international operations are subject to U.S. and foreign anti-corruption laws and regulations, such as the Foreign Corrupt Practices Act (“FCPA”) and the U.K. Bribery Act (“UKBA”), the Canadian Corruption of Foreign Public Officials Act and the Dutch criminal code. The FCPA prohibits the Company from providing anything of value to foreign officials for the purposes of influencing official decisions or obtaining or retaining business or otherwise obtaining favorable treatment, and requires the Company to maintain adequate record-keeping and internal accounting practices to accurately reflect the Company’s transactions. As part of the Company’s business, the Company may deal with state-owned business enterprises, the employees and representatives of which may be considered foreign officials for purposes of these laws. In addition, some of the international locations in which the Company does business lack a developed legal system and have elevated levels of corruption. As a result of the above activities, the Company is exposed to the risk of violating anti-corruption laws. Violations of these legal requirements are punishable by criminal fines and imprisonment, civil penalties, disgorgement of profits, injunctions, debarment from government contracts as well as other remedial measures. The Company has established policies and procedures designed to assist it in complying with applicable U.S. and international laws and regulations. However, there can be no assurance that the Company’s policies and procedures will effectively prevent the Company from violating these regulations in every transaction in which the Company may engage, and such a violation could adversely affect the Company’s reputation, business, results of operation or financial condition.

Complying with healthcare reform legislation could increase the Company’s costs and have a material adverse effect on the Company’s business, financial condition or results of operations. The Affordable Care Act enacted in 2010 and subsequent regulatory implementation of that legislation could significantly increase the Company’s costs and have a material adverse effect on its business, results of operations or financial condition by requiring the Company either to provide certain kinds of mandated health insurance coverage to its employees or to pay certain penalties for electing not to provide such coverage. Because these requirements are broad, complex, subject to certain phase-in rules and which may be subject to further changes by the new Presidential administration, it is difficult to predict the ultimate impact that this legislation will have on the Company’s business and operating costs. This legislation or any alternative version that may ultimately be implemented may materially increase the Company’s operating costs. This legislation could also adversely affect the Company’s employee relations and ability to compete for new employees if its response to this legislation is considered less favorable than the responses or health benefits offered by employers with whom the Company competes for talent.

President Trump has made comments suggesting that he was not supportive of certain aspects of the Affordable Care Act. At this time, it remains unclear what the new Presidential administration or Congress may do with respect to healthcare legislation or regulations, but it is possible that changes to healthcare laws and regulations could adversely affect the Company’s business, financial condition or results of operations.

The inability to protect the Company’s intellectual property rights could adversely affect its business. Despite the Company’s efforts, the Company may not be able to determine the extent of unauthorized use of its trademarks and patents. Such efforts are difficult, expensive, and time-consuming, and there can be no assurance that infringing goods could not be manufactured without the Company’s knowledge and consent. Many of the Company’s products are not subject to patent protection, and therefore they can be legally reverse-engineered by competitors. From time to time the Company faces opposition to its applications to register trademarks, and the Company may not ultimately be successful in its attempts to register certain trademarks in certain jurisdictions.

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

Climate changes may affect the Company’s business. According to certain scientific studies, emissions of carbon dioxide, methane, nitrous oxide and other gases commonly known as greenhouse gases may be contributing to global warming of the earth’s atmosphere and to global climate change. It is also possible that these conditions, if they occur, would impact the spawning, feeding, migration, distribution and growth of the menhaden species and hence, the Company’s fishing harvest, as well as the cost or availability of the raw materials utilized by Bioriginal. As a result, such conditions may pose increased climate-related risks to the Company’s assets and operations. Due to the uncertainties surrounding the regulation of, and other risks associated with, climate issues, the Company cannot predict the financial impact of related developments on its business.

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

Risks Relating to the Company’s Operations:

The Company’s strategy to become a fully integrated nutritional ingredient company is subject to inherent risk and may be substantially altered, depending on the results of the strategic alternatives review currently underway. The Company’s strategy to become a fully integrated nutritional ingredient company and to expand the sales of its fish oil products into the markets for refined, functional foods and supplement grade fish oils for human consumption is subject to risks inherent in any business expansion. The Company’s expectations regarding future demand for nutritional products may prove to be incorrect or, if future demand does meet the Company’s expectations, it is possible that purchasers could utilize other nutritional products than the Company’s products. In addition, the Company is now operating in areas subject to different regulations and subject to different market forces than its historical commercial fishing business, all of which makes the Company’s overall business environment more complex and challenging.

In addition, if the strategic alternatives review process for the Company’s human nutrition segment discussed in this Report were to result in a sale of that segment, then the Company’s strategy to become a fully integrated nutritional ingredient company would be substantially altered.

The Company’s implementation of a new enterprise resource planning (“ERP”) system could result in problems that could negatively impact its business. The Company began implementing a new ERP system in 2014 that will support substantially all of the Company’s operating and financial functions and is continuing to enhance this system in 2017. It is possible that the Company could experience problems in connection with this system, including compatibility issues, training requirements, higher than expected implementation costs and other integration challenges and delays, as the Company’s employees learn the new system, transfer data from the Company’s existing system to the new system and operate with the new system and its enhancements. Any difficulties that the Company encounters with this new system may disrupt the Company’s operations and the Company’s ability to deal effectively with the Company’s employees, vendors, customers and other companies with which the Company has commercial relationships. Additionally, a significant problem with the implementation, enhancement or integration with other systems or ongoing management of an ERP system and related systems could have an adverse effect on the Company’s ability to generate and interpret accurate management and financial reports and other information on a timely basis, which could have a material adverse effect on the Company’s financial reporting system and internal controls and adversely affect the Company’s ability to manage its business or comply with various regulations.

The Company currently has a relatively small amount of indebtedness, but if that indebtedness were to increase, it may adversely affect its ability to operate its business, remain in compliance with debt covenants and make payments on its debt. As of December 31, 2016, the aggregate amount of the Company’s outstanding indebtedness under its bank credit facility and other indebtedness was approximately $1.1 million. The Company has the ability, under current and potential future credit facilities and other indebtedness, to significantly increase its outstanding indebtedness in the future and it is possible that it might do so in connection with its capital expenditure spending program, its dividend program or for other purposes. The Company’s outstanding indebtedness could have important consequences, including the following:

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

The Company’s business is subject to significant competition, and some competitors have significantly greater financial resources and more extensive and diversified operations than the Company. The marine protein and oil business is subject to significant competition from producers of vegetable and other animal protein products and oil products such as Archer Daniels Midland and Cargill. In addition, Omega Protein competes with a domestic menhaden fishing company that was purchased in 2015 by a large foreign public company and with numerous fish processors outside the United States. Many of these competitors have significantly greater financial resources, less onerous regulatory costs and more extensive and diversified operations than the Company.

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

In addition, it is possible that the Company, at any one time, could have a significant amount of its revenues generated by sales in a particular country which would concentrate the Company’s susceptibility to adverse events in that country. For example, in 2016, approximately 11% of the Company’s revenues were derived from customers in China.

The Company has recorded impairment charges with respect to goodwill and other intangible assets and may be required to record additional charges to future earnings if goodwill and other intangible assets become further impaired, which could have a material adverse effect on the Company’s financial condition and results of operations. As of December 31, 2016, the Company had goodwill and other intangibles assets of $26 million and $18 million, respectively, or approximately 10% of the Company’s total assets in the aggregate. Goodwill is measured as the excess of the cost of an acquisition over the sum of the amounts assigned to the fair value of tangible and intangible assets acquired less liabilities assumed. The Company tests goodwill and other intangible assets periodically for impairment of value, and whenever an event occurs or circumstances change that indicate that the carrying value of a reporting unit that includes goodwill is greater than the fair value of that reporting unit. Due to a decline in actual earnings compared with projected results and reductions to forecasts for the Bioriginal Food & Science and WSP reporting units, the Company performed interim and annual testing of the goodwill and other intangible assets for the Bioriginal Food & Science and WSP reporting units and recorded a $12.1 million impairment charge during the year ended December 31, 2016, $11.6 million of which fully impaired the goodwill recorded on the WSP reporting unit. Similarly, the Company recorded impairment charges relating to the InCon and Cyvex reporting unit totaling $4.5 million and $4.7 million during the years ended December 31, 2015 and 2014, respectively. See Note 10 - Goodwill and Other Intangible Assets to the Company’s consolidated financial statements included in Item 8.

The assessments of goodwill and other intangible assets are based on assumptions that require speculation and are highly subjective given the transitional nature of the businesses and the use of other reasonable, but different, assumptions could provide significantly different fair values and result in additional impairments. The quantitative tests have assumed increasing cash flows over the next several years, based on anticipated sales growth and improved profitability. The Company’s ability to grow sales and improve profitability as expected is contingent on its ability to, among other factors, procure adequate supplies of raw materials, align product production and customer demand, and price products at appropriate margins above production or procurement costs. Considering the level of sensitivity with respect to the key assumptions, if the Company does not (i) ensure adequate supplies of raw materials, (ii) adequately anticipate changes in its customers’ demand for products or (iii) price products at appropriate margins above production or procurement costs, its future cash flows may fail to meet the Company’s cash flow projections. If the cash flows decline sufficiently, the estimated fair values would be reduced and the Company may be required to record additional charges to future earnings if its goodwill and other intangible assets become further impaired, which could have material adverse effect on the Company’s financial condition and results of operations.

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

Omega Protein may face delays with, or lose access to, the United States H2B Visa Program which we rely on for qualified marine personnel. Omega Protein has historically utilized workers in the United States H2B visa program whereby foreign nationals are permitted to enter the United States temporarily and engage in seasonal, non-agricultural employment. President Trump has made comments suggesting that he was not supportive of certain aspects of the country’s immigration policies but at this time, it remains unclear what the new Presidential administration or Congress may do with respect to immigration policy or specific immigration programs such as the H2B visa program. If the administration or Congress take action to modify or terminate the H2B visa program, it is possible that the Company’s business, financial condition and results of operations could be adversely affected. In addition, the Company has experienced delays with the Department of Labor in connection with the Company’s H2B visa submissions in recent years and for the 2017 fishing season. Based on its current assessment of the 2017 H2B visa application process, the Company believes that it may not have sufficient H2B visa workers for the 2017 fishing season that commences in April 2017. [Held to update]If Omega Protein cannot participate in the H2B Visa Program, or its participation in that program is delayed or restricted, then Omega Protein’s ability to secure a sufficient number of qualified workers during periods of peak employment may have an adverse impact on the Company’s business, results of operations and financial condition.

Our business may be adversely impacted by work stoppages and other labor relations matters. Certain of our employees that work on vessels at our Reedville, Virginia facility are represented by an affiliate of the United Food and Commercial Workers Union. The collective bargaining agreement for these employees has a three-year term that expires in April 2017 and the Company expects to enter into discussions with the union regarding a new collective bargaining agreement prior to that date. While we have good relations with these employees and the union, we may be unsuccessful in negotiating and agreeing upon a new collective bargaining agreement at that time if the current collective bargaining agreement is terminated. We have also faced attempts to unionize our other facilities in the past, which to date have been unsuccessful. While we believe that we have good relations with our workforce, we may experience work stoppages or other labor problems in the future, and it is possible that further unionization efforts may be successful. Any prolonged work stoppage could have a material adverse effect on our results of operations, cash flows and financial condition.

The Company may undertake acquisitions that may be unsuccessful and the Company’s inability to control the inherent risks of acquiring businesses could adversely affect its business, results of operations and financial condition. In the future the Company may undertake acquisitions of other businesses, located either in the United States or in other countries, although there can be no assurances that this will occur. The Company had not made any acquisitions until its acquisitions of Cyvex in December 2010, InCon in September 2011, WSP in February 2013 and Bioriginal Food & Science in September 2014. There can be no assurance that the Company will be able (i) to identify and acquire acceptable acquisition candidates on favorable terms, (ii) to profitably manage recent acquisitions, or future businesses it may acquire, or (iii) to successfully integrate recent acquisitions or future businesses it may acquire without substantial costs, delays or other problems. Any of these outcomes could have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company may undertake the spending of additional growth capital in its animal nutrition division that may be unsuccessful and this could adversely affect the Company’s business, results of operations and financial condition. In the future the Company may undertake the spending of additional growth capital in its animal nutrition division. There can be no assurances that the Company will be able to identify attractive capital growth projects or implement such projects successfully or profitably, and any of these outcomes could have a material adverse effect on the Company’s business, results of operations and financial condition.

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

The limited liquidity for the Company’s common stock could affect shareholders’ ability to sell shares at a satisfactory price. The Company’s common stock is relatively illiquid. As of December 31, 2016, the Company had approximately 22.4 million shares of common stock outstanding. The average daily trading volume in the common stock during the prior 60 calendar days ending on that date was approximately 133,000 shares. A more active public market for the Company’s common stock, however, may not develop, which would continue to adversely affect the trading price and liquidity of the common stock. Moreover, a thin trading market for the common stock could cause the market price for the common stock to fluctuate significantly more than the stock market as a whole. Without a large float, the Company’s common stock is less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of the common stock may be more volatile. In addition, in the absence of an active public trading market, shareholders may be unable to liquidate their investment in the Company at a satisfactory price.

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

The number of shares of the Company’s common stock eligible for future sale could adversely affect the market price of its stock. The Company had outstanding options to purchase approximately 451,000 shares of its common stock with a weighted average exercise price of $7.34 per share as of December 31, 2016. These shares of common stock are registered for resale on currently effective registration statements. Certain of the Company’s officers and directors have from time to time in the past entered into, and in the future may enter into, Rule 10b5-1 sales plans with brokers unaffiliated with the Company whereby they commit to sell automatically and without discretion a predetermined number of shares of the Company’s common stock over a period of time according to their own individual criteria. The issuance of a significant number of shares of common stock upon the exercise of stock options, or the availability for sale, or sale, of a substantial number of the shares of common stock eligible for future sale under effective registration statements, Rule 10b5-1 plans, under Rule 144 or otherwise, could adversely affect the market price of the common stock.

Under the Company’s securities trading policy, Rule 10b5-1 stock sales or purchase plans are required to be approved by the Company for directors, officers and certain key employees. The Company expects that public disclosure regarding purchases or sales under these Rule 10b5-1 plans will be provided through Form 4 and Rule 144 filings with the SEC. The Company does not intend to disclose further information regarding the existence or terms of these trading plans for individual participants.

The Company’s share repurchase program may not enhance long-term stockholder value and share repurchases, if any, could increase the volatility of the price of the Company’s common stock and will diminish its cash reserves. In May 2016, the Company announced a share repurchase program of up to $40 million over the next 3 years. The timing and actual number of shares repurchased, if any, depend on a variety of factors including the timing of open trading windows, market and business conditions, stock price, applicable legal requirements and other factors. The Company can suspend or terminate the program at any time, and subject to applicable law, may also amend the terms of the program at any time. To date, the Company has not purchased any shares under the purchase criteria established for the share repurchase program. In February 2017, the Company suspended the repurchase of shares under the share repurchase program in connection with its previously announced strategic review of its human nutrition segment.

Repurchases pursuant to the Company’s share repurchase program could affect the trading price of the Company’s common stock and increase its volatility. The existence of a share repurchase program could also cause the trading price of the Company’s common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for the Company’s common stock. Additionally, repurchases under the Company’s share repurchase program will diminish the Company’s cash reserves, which could impact the Company’s ability to pursue possible future strategic opportunities and acquisitions and could result in lower overall returns on the Company’s cash balances. The Company cannot assure investors that any further share repurchases will enhance stockholder value because the trading price of the Company’s common stock may decline below the levels at which the Company repurchased shares of stock. Although the Company’s share repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

The Company cannot guarantee that it will continue to make dividend payments. Although the Company’s Board of Directors has recently initiated a quarterly cash dividend payable on the Company’s common stock, any determinations to continue to pay cash dividends will be based primarily upon the Company’s operating results, financial condition, capital requirements, available cash, general business conditions and such other factors that the Board of Directors deems relevant, including the Board of Directors’ continuing determination that the declaration of dividends is in the best interests of stockholders and is in compliance with all laws and agreements applicable to dividend payments.

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

Item 1B. Unresolved Staff Comments.

None.

Item 3.    Legal Proceedings.

The Company is defending various claims and litigation arising from operations in the ordinary course of the Company’s business. In the opinion of management any losses resulting from these matters will not have a material adverse effect on the Company’s results of operations, cash flows or financial position, except as may be set forth below:

In October 2016, the Company received a Civil Investigative Demand from the Department of Justice requesting information in connection with a False Claims Act investigation. The government’s investigation concerns whether there has been or is a violation of the False Claims Act in connection with Omega Protein’s May 2010 certification to the U.S. Department of Commerce that Omega Protein’s Reedville, Virginia facility was in compliance with federal environmental laws in order to obtain a loan guarantee under the Department of Commerce’s Title XI loan program. That Title XI loan was repaid in full in November 2015 and the Company and its subsidiaries currently have no Title XI indebtedness outstanding. The Company has delivered responsive documents to the Department of Justice. The Company cannot predict the outcome of the investigation or the effect of the findings of the investigation on the Company, but it is possible that the foregoing matter could result in a material adverse effect on the Company’s business, reputation, results of operation and financial condition.

In December 2016, the Company received a subpoena from the SEC requesting information in connection with an investigation relating to a Company subsidiary’s compliance with its probation terms and the Company’s protection of whistleblower employees. The Company is in the process of delivering responsive documents to the SEC. The Company cannot predict the outcome of the investigation or the effect of the findings of the investigation on the Company, but it is possible that the foregoing matter could result in a material adverse effect on the Company’s business, reputation, results of operation and financial condition.

In December 2016, Omega Protein entered into a plea agreement with the United States Attorney’s Office for the Western District of Louisiana to resolve the previously disclosed government investigation related to that subsidiary’s Abbeville, Louisiana operations. Under the plea agreement, the subsidiary agreed to plead guilty to two felony counts under the Clean Water Act. The plea agreement provides for a sentence consisting of (i) a $1.0 million fine, (ii) a three-year probationary period for the subsidiary ending in January 2020, and (iii) a payment by the subsidiary of $0.2 million for community service. The plea agreement was approved by the U.S. District Court for the Western District of Louisiana on January 18, 2017.

In December 2016, the U.S. District Court for the Eastern District of Virginia held a hearing on a previously disclosed motion filed by the U.S. Attorney for the Eastern District of Virginia to revoke Omega Protein’s probation relating to a June 2013 plea agreement because of issues resolved by the plea agreement described in the prior paragraph. At that hearing, the Virginia court imposed an additional two-year probation period on Omega Protein to run from June 4, 2016 to June 4, 2018. The remainder of this two year probation period will run concurrently with the three year probation period set forth in the plea agreement described in the prior paragraph.

For additional information, see “—Risk Factors – Risks Relating to the Company’s Business and Industry. If the Company’s Omega Protein subsidiary fails to comply with the terms of its probation under plea agreements entered into in June 2013 and December 2016, it could be subject to criminal prosecution.”

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

 The cumulative total return computations set forth in the Performance Graph assume the investment of $100 in Common Stock, the Russell 2000 Index, and the Peer Group Index on December 31, 2011. Any dividends are assumed to be reinvested.

	Period Ending
Company/Market/Peer Group	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
Omega Protein Corporation	$100.00	$85.83	$172.37	$148.25	$311.36	$351.33
Russell 2000 Index	$100.00	$116.35	$161.52	$169.42	$161.95	$196.45
Peer Group Index	$100.00	$102.79	$153.97	$183.29	$179.99	$221.48

Note: $100 invested on December 31, 2011 including reinvestment of dividends.

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

	Dec 31, 2016	Sep 30, 2016	Jun 30, 2016	Mar 31, 2016	Dec 31, 2015	Sep 30, 2015	Jun 30, 2015	Mar 31, 2015
High sales price	$26.30	$26.00	$21.01	$25.49	$25.22	$19.10	$14.50	$14.09
Low sales price	$21.25	$19.57	$15.90	$14.58	$16.41	$13.07	$11.11	$10.25

On February 22, 2017, the closing price of the Company’s common stock, as reported by the NYSE, was $25.40 per share and there were approximately 22 holders of record. This number does not include any beneficial owners for whom shares may be held in a “nominee” or “street” name.

The following table sets forth information with respect to repurchases by the Company of its shares of Common Stock during the fourth quarter of 2016:

Period			Total number of shares repurchased		Average price paid per share		Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
October 1	–	October 31, 2016	—		—		—	$40,000,000
November 1	–	November 30, 2016	—		—		—	$40,000,000
December 1	–	December 31, 2016	888	(1)	$25.48	(1)	—	$40,000,000
Total			888		$25.48		—	$40,000,000

(1)	These shares relate to stock received by the Company for the payment of withholding taxes due to vesting of restricted stock awards.

In January 2017, the Company’s Board of Directors established a dividend program under which the Company intends to pay a regular quarterly cash dividend to the holders of the Company’s common stock. The initial quarterly cash dividend of $0.05 per share is payable on March 15, 2017 to shareholders of record as of the close of business on February 22, 2017. Prior to this initial quarterly cash dividend, the Company had not declared any dividends on its common stock since it became a public company in April 1998. The Company currently expects to pay quarterly cash dividends on its common stock in the future, but such payments are subject to approval of the Company’s Board of Directors and are dependent upon the Company’s financial condition, results of operations, capital requirements and other factors, including those set forth under Item 1A - “Risk Factors” of this Annual Report on Form 10-K. In addition, the terms of the Company’s Loan Agreement may restrict the payment of cash dividends on its common stock under certain circumstances. See “Item 7—Management’s Discussion and Analysis of Financial Conditional and Results of Operations—Liquidity and Capital Resources.” Any indentures for debt securities issued in the future, the terms of any preferred stock issued in the future and any credit agreements entered into in the future may also restrict or prohibit the payment of cash dividends on the Company’s common stock.

In May 2016, the Company announced a share repurchase program of up to $40 million over the next 3 years. To date, the Company has not purchased any shares under the purchase criteria established for the share repurchase program, and in February 2017 the Company suspended the purchase of shares under its share repurchase program in connection with its previously announced strategic review of its human nutrition segment.

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

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share amounts)
Revenues	$390,831	$359,311	$308,635	$244,293	$235,639
Operating income	53,612	41,789	31,586	48,013	12,626
Net income	32,907	23,975	18,461	30,515	4,063
Per share income basic	1.47	1.10	0.87	1.50	0.21
Per share income diluted	1.46	1.07	0.85	1.45	0.20

Capital expenditures	36,424	34,888	44,123	24,796	25,064

Working capital	$136,892	$118,718	$82,971	$116,878	$106,452
Property and equipment, net	188,624	176,089	169,932	144,113	127,640
Total assets	431,255	407,203	380,115	331,394	295,296
Current maturities of long-term debt	1,097	1,214	14,741	3,112	3,326
Long-term debt	—	22,882	20,486	21,130	24,242
Stockholders' equity	336,687	295,170	265,882	247,230	205,603

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

Animal Nutrition Markets and Sales. Pricing for Omega Protein’s fish meal, oil and solubles products has been volatile in the past several years and is attributable mainly to the international availability, or the perceived international availability, of these products. The following table as reported by the International Fishmeal and Fish Oil Organization shows global fish meal and fish oil production for the last 12 years in thousands of metric tons:

	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015	(1)	2016	(2)
Fish Meal	5,868	5,092	5,052	4,972	4,903	4,569	5,653	4,564	4,676	4,182	4,746		4,400
Fish Oil	988	983	1,061	1,056	1,032	864	1,080	921	894	873	906		925

(1) 2015’s estimated production has been updated with the latest available figures.

(2) 2016’s estimated production as of February 23, 2017.

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

Omega Protein generally sells most of its products on up to a twelve-month forward contract basis with the balance sold on a spot basis through purchase orders or under longer-term forward contracts. Omega Protein’s sales contracts generally contain force majeure and other production allocation provisions. Historically, fish meal and fish oil sold on a forward contract basis have fluctuated from year to year based upon available inventory, perceived market availability and forward price expectations. As of December 31, 2016, Omega Protein has sold forward on a contract basis approximately 52,000 short tons (1 short ton = 2,000 pounds) of fish meal and 7,000 metric tons (1 metric ton = 2,204.6 pounds) of fish oil for 2017. Of these 2017 forward sales, the majority was contracted during 2016. As a basis of comparison, as of December 31, 2015, Omega Protein had sold forward on a contract basis approximately 72,000 short tons of fish meal and 10,000 metric tons of fish oil for 2016.

Omega Protein’s annual revenues are highly dependent on pricing, annual fish catch, production yields and inventories. Inventory is generally carried over from one year to the next year and Omega Protein determines the level of inventory to be carried over based on production volumes, existing contracts, prevailing market prices of the products and anticipated customer usage and demand during the off-season. Thus, production volumes do not necessarily correlate with sales volumes in the same year and sales volumes will fluctuate from quarter to quarter. Omega Protein’s fish meal products have a useable life of approximately one year from the date of production. Practically, however, Omega Protein attempts to empty its warehouses of the previous season’s products by May or June of the new fishing season. Omega Protein’s crude fish oil products do not lose efficacy unless exposed to oxygen and, therefore, their storage life typically is longer than that of fish meal.

The following table shows total tons of fish meal and oil sold and revenue per ton for each year:

	2010	2011	2012	2013	2014	2015	2016
Tons sold	161,781	223,969	202,177	157,313	175,362	151,302	180,505
Revenue per ton	$1,063	$1,056	$1,043	$1,355	$1,390	$1,453	$1,455

Fishing and Production. Omega Protein is the largest U.S. producer of protein-rich meal and oil derived from marine sources. Omega Protein's products are produced from menhaden (a herring-like fish found in commercial quantities), and include specialty fish meals, crude and refined fish oils and fish solubles. Omega Protein’s fish meal products are used as nutritional feed additives by animal feed manufacturers and by commercial livestock producers. Omega Protein's crude fish oil is sold to feed manufacturers, and its refined fish oil products are used in food production, feed production, certain industrial applications as well as dietary supplements. Fish solubles are sold as attractants for animal feeds and baits and as fertilizers.

Omega Protein’s harvesting season generally extends from May through November or December on the mid-Atlantic coast and from mid-April through October on the Gulf coast. Omega Protein generally begins selling its current season’s production late in the second quarter and sells that production until the second quarter of the following year.

The Company’s 2016 fish catch and related production results were below the trailing five year averages by 12.0% and 6.7%, respectively. Production decreased by a smaller percentage than fish catch due to a 6.1% increase in total yield, primarily due to a 29.5% increase in oil yields when comparing 2016 to the trailing five year averages. Omega Protein believes that fish oil yields are influenced by multiple factors, including but not limited to, fish diet, weather, water temperature and nutrient content, fish population and age of fish, but such possible relationships and inter-relationships are not generally well understood. The decreased fish catch and related production resulted in higher per unit inventory cost for the 2016 fishing season as compared to the 2015 fishing season.

The Company’s 2015 fish catch was 4.7% above the trailing five year average and related production results were equal to the trailing five year average. Higher fish catch and equal production were due to a reduction in total yield, primarily as a result of lower fish oil yields. The increased fish catch offset the impact of lower oil yields and resulted in lower per unit inventory cost for the 2015 fishing season as compared to the 2014 fishing season.

The Company’s 2014 fish catch and related production results were below the trailing five year average. For illustrative purposes, the Company’s fish meal, oil and solubles production for the 2014 fishing season was lower by 26% compared to the Company’s five year production average. This reduction was due in part to the Company’s decision to close its Cameron, Louisiana facility and fish three less vessels, the limit on fish caught in the Atlantic Ocean enacted by the ASMFC and lower than normal early season fish availability in the Gulf of Mexico.

The following table summarizes the Omega Protein’s fishing and production for the indicated periods:

	Years Ended December 31,
	2016	2015	2014

Fish catch (short tons)	455,935	530,767	394,281

Production:
Fish Meal (short tons)	121,881	137,234	103,472
Oil (metric tons)
Crude	32,924	26,487	20,357
Refined, including by-products	12,763	11,189	10,626
Solubles (short tons)	2,724	6,641	3,754
Total Production	170,292	181,551	138,209

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

The following table summarizes revenues by product line for the Human Nutrition segment for the indicated periods (in thousands):

	Years Ended December 31,
	2016	2015	2014
Specialty oils	$100,985	$113,642	$41,090
Dairy protein products	16,946	12,931	11,741
Other nutraceutical ingredients	10,350	12,593	12,007
Human nutrition segment revenues	$128,281	$139,166	$64,838

In 2016, revenues from specialty oils decreased due largely to a decrease in coconut oil sales. Revenues from dairy protein products increased by 31% due to increased bulk ingredient sales as well as increased tolling revenue. Revenues from other nutraceuticals decreased by 18%.

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

Results of Operations

The following discussion segregates the financial results of the Company’s two industry segments: animal nutrition and human nutrition. For a discussion of the Company’s segments, see Note 4 – Industry Segment and Geographic Information to the consolidated financial statements included in Item 8.

Animal Nutrition - 2016 compared to 2015

	Years Ended December 31,
	2016	2015	Increase (Decrease)
	(in millions)
Revenues	$262.5	$220.1	$42.4
Cost of sales	164.6	139.0	25.6
Gross profit	97.9	81.1	16.8
Selling, general and administrative expenses (including research and development)	2.5	2.5	—
Charges related to U.S. Attorney investigation	1.8	—	1.8
(Gain) loss related to plant closure	(0.3)	2.1	(2.4)
Loss on disposal of assets	0.3	0.9	(0.6)
Operating income	$93.6	$75.6	$18.0

Revenues.    Animal nutrition revenues increased $42.4 million, or 19.3%, from $220.1 million in 2015 to $262.5 million in 2016. The increase in animal nutrition related revenues was primarily due to increased sales volumes of 63.0% and 13.8% for the Company’s fish oil and fish meal, respectively, partially offset by decreased sales prices of 11.9% and 2.1% for the Company’s fish oil and fish meal, respectively. Considering fish meal, fish oil and fish solubles sales activities in total, the Company experienced a $55.8 million increase in revenues due to the increase in sales volumes partially offset by a $13.4 million decrease in revenues caused by decreased sales prices, when comparing 2016 and 2015. The increase in fish oil and fish meal sales volumes is primarily due to the timing of contracts and increased level of inventory at the beginning of 2016 due to increased production during the 2015 fishing season compared to the 2014 fishing season. The decrease in fish oil sales prices during 2016 as compared to 2015 is mainly a reflection of prevailing market conditions and prices when underlying sales contracts were executed, as well as a change in product mix related to a larger relative volume of unrefined fish oil sales.

Cost of sales.    Animal nutrition cost of sales, including depreciation and amortization, for 2016 was $164.6 million, an increase of $25.6 million, or 18.4%, as compared to 2015. Cost of sales as a percentage of revenues was 62.7% for 2016 as compared to 63.2% for 2015. The decrease in cost of sales as a percentage of revenues was primarily the result of decreased cost per unit of sales of 0.9% during 2016 compared to 2015. The decrease in cost per unit of sales is primarily due to lower cost per unit for beginning of year inventory as a result of higher fish catch and production in the 2015 fishing season compared to 2014.

Gross profit.    Animal nutrition gross profit increased $16.8 million, or 20.7%, from $81.1 million for 2015 to $97.9 million for 2016 due largely to the increase in sales volumes. Gross profit as a percentage of revenue was 37.3% for 2016 as compared to 36.8% for 2015. The increase in gross profit as a percentage of revenue was primarily due to the decreased cost per unit of sales as discussed above.

Charges related to U.S. Attorney investigation. The Company recognized charges of $1.8 million related to an investigation by the U.S. Attorney’s Office in the Western District of Louisiana.  These charges related to fines and penalties as well as legal fees. The Company did not recognize expenses related to this matter during 2015.

(Gain) loss related to plant closures. The gain related to plant closures for 2016 of $0.3 million is due to the early termination of the Cameron, Louisiana fish processing plant lease and the corresponding reversal of various accruals related to the lease. The Company recognized an ongoing loss on closure of approximately $2.1 million in 2015 primarily related to the relocation of certain assets at the Cameron facility and other closure costs not related to future inventory production.

Loss on disposal of assets.    The Company recorded animal nutrition losses for 2016 and 2015 of $0.3 million and $0.9 million, respectively. The 2015 loss primarily relates to the disposal of unused fishing vessels.

Human Nutrition - 2016 compared to 2015

	Years Ended December 31,
	2016	2015	Increase (Decrease)
	(in millions)
Revenues	$128.2	$139.2	$(11.0)
Cost of sales	112.3	121.4	(9.1)
Gross profit	15.9	17.8	(1.9)
Selling, general and administrative expenses (including research and development)	17.0	19.8	(2.8)
Loss related to plant closure	2.6	4.5	(1.9)
Impairment of goodwill, other intangible assets and other	12.1	5.5	6.6
Operating loss	$(15.8)	$(12.0)	$(3.8)

Revenues.    Human nutrition revenues decreased $11.0 million, or 7.8%, from $139.2 million for 2015 to $128.2 million for 2016, due to decreases in sales of specialty oils and other nutraceuticals ingredients, partially offset by increases in sales of protein products. Specialty oils revenues decreased by $12.6 million to $101.0 million (including $2.7 million from menhaden omega-3 concentrates and tolling) in 2016 from $113.6 million (including $4.9 million from menhaden omega-3 concentrates and tolling) in 2015. The decrease in specialty oils revenues was primarily due to decreased sales of coconut oil. Protein products revenues increased by $4.0 million to $16.9 million during 2016 from $12.9 million during 2015. The increase in revenues from protein products was primarily due to higher sales of bulk ingredients as well as increased tolling revenue. Other nutraceutical ingredients revenues decreased by $2.2 million to $10.4 million during 2016 compared to $12.6 million during 2015.

Cost of sales.    Human nutrition cost of sales, including depreciation and amortization, for 2016 was $112.3 million, a $9.1 million, or 7.5%, decrease compared to 2015. Human nutrition cost of sales as a percentage of revenue increased from 87.2% for 2015 to 87.5% for 2016. Specialty oils cost of sales was $86.1 million (including $4.0 million from menhaden omega-3 concentrates and tolling) and $99.6 million (including $7.9 million from menhaden omega-3 concentrates and tolling) during 2016 and 2015, respectively.

Protein products cost of sales was $19.5 million for 2016 compared to $13.9 million during 2015. Other nutraceutical ingredients cost of sales was $6.7 million during 2016 compared to $7.9 million for 2015. The increase in protein products cost of sales and the decreases in specialty oils and other nutraceutical ingredients cost of sales were mainly attributed to changes in sales. The increase in protein products cost of sales was also partially attributable to a $2.3 million write-down of protein products inventory.

Gross profit.    Human nutrition gross profit decreased $1.9 million, or 10.2%, from $17.8 million for 2015 to $15.9 million for 2016. Gross profit as a percentage of revenue was 12.5% for 2016 as compared to 12.8% for 2015. The decrease in gross profit as a percentage of revenue was primarily due to corresponding decreases in protein products.

Selling, general and administrative expenses. Human nutrition selling, general and administrative expenses decreased $2.8 million, from $19.8 million in 2015 to $17.0 million in 2016. The decrease in selling, general and administrative expenses is primarily due to decreased labor and other miscellaneous expenses as well as the sale of InCon in 2016.

Loss related to plant closures. As a result of the closing of the Batavia, Illinois oil concentration facility, the Company recognized losses of $2.6 million and $4.5 million in 2016 and 2015, respectively, due primarily due to the impairment of property, plant and equipment, inventory write-downs and employee severances.

Impairment of goodwill, other intangible assets and other. Human nutrition impairment and other expense was $12.1 million for 2016. Of that total, impairment charges related to the excess of carrying value over fair value for goodwill and certain other indefinite lived intangible assets of the WSP reporting unit were $11.6 million and impairment charges related to the excess of carrying value over fair value for other indefinite lived intangible assets of the Bioriginal Food & Science reporting unit were $0.5 million. The WSP reporting unit impairment was due to gross profits and operating income lower than was assumed in the December 31, 2015 impairment analysis. While dairy protein product sales grew, several relatively higher-margin products did not grow as rapidly as was anticipated in the forecast prepared as of December 31, 2015.

Impairment and other expense was $5.5 million in 2015 primarily due to impairment charges of $4.5 million related to the excess of carrying value over fair value for goodwill and certain other indefinite lived intangible assets at the InCon and Cyvex reporting unit. Additionally, WSP had an asset impairment charge of approximately $0.9 million recognized in 2015.

Unallocated - 2016 compared to 2015

	Years Ended December 31,
	2016	2015	Increase (Decrease)
	(in millions)

Selling, general and administrative expenses (including research and development)	$24.3	$21.9	2.4

Selling, general and administrative expenses (including research and development).    Unallocated selling, general and administrative expenses increased $2.4 million, or 10.9%, from $21.9 million for 2015 to $24.3 million for 2016. The increase in selling, general and administrative expenses during 2016 as compared to 2015 is primarily due to increased professional fees for services as a result of the Company’s proxy contest as well as other miscellaneous expenses.

Other non-segmented results of operation - 2016 compared to 2015

Interest expense.    Interest expense was $0.4 million for 2016 as compared to $1.5 million for 2015. The decrease in interest expense is primarily due to lower average debt balances in 2016. Capitalized interest, which offsets interest expense, was $0.1 million and $0.6 million for 2016 and 2015, respectively.

Loss on foreign currency.    The Company recorded a $1.8 million and a $1.2 million loss on foreign currency in 2016 and 2015, respectively, due to fluctuations in the Canadian dollar exchange rate and working capital balances at Bioriginal Food & Science’s Canadian operations.

Provision for income taxes.    The Company recorded an $18.2 million provision for income taxes 2016 representing an effective tax rate of 35.6% for income taxes compared to 37.9% for 2015. The decrease in the effective tax rate during 2016 is primarily a result of lower non-deductible expenses and a larger qualified production activities deduction, partially offset by non-deductible fines and penalties related to the U.S. Attorney’s office investigation. The statutory tax rate of 35% for U.S. federal taxes was in effect for 2016 and 2015.

Animal Nutrition - 2015 compared to 2014

	Years Ended December 31,
	2015	2014	Increase (Decrease)
	(in millions)
Revenues	$220.1	$243.8	$(23.7)
Cost of sales	139.0	171.1	(32.1)
Gross profit	81.1	72.7	8.4
Selling, general and administrative expenses (including research and development)	2.5	2.2	0.3
Loss related to plant closure	2.1	7.1	(5.0)
Loss on disposal of assets	0.9	0.3	0.6
Operating income	$75.6	$63.1	$12.5

Revenues.    Animal nutrition revenues decreased $23.7 million, or 9.7%, from $243.8 million in 2014 to $220.1 million in 2015. The decrease in animal nutrition related revenues was primarily due to decreased sales volumes of 45.3% for the Company’s fish oil, partially offset by increased sales prices of 24.1% and 3.3% for the Company’s fish oil and fish meal, respectively, and increased sales volumes of 0.2% for the Company’s fish meal. Considering fish meal, fish oil and fish solubles sales activities in total, the Company experienced a $38.7 million decrease in revenues due to the decrease in sales volumes partially offset by a $15.0 million increase in revenues caused by increased sales prices in 2015 as compared to 2014. The decrease in fish oil sales volumes is primarily due to the timing of contracts and reduced 2015 beginning of period inventory volumes due to decreased fish oil production during the 2014 fishing season compared to the 2013 fishing season. The increase in fish oil and fish meal sales prices is mainly a reflection of the prevailing market conditions and prices when underlying sales contracts were executed. The increase in fish oil sales prices is also due to a change in the product mix related to a larger relative volume of refined fish oil sales during 2015.

Cost of sales.    Animal nutrition cost of sales, including depreciation and amortization, for 2015 was $139.0 million, a decrease of $32.1 million, or 18.8%, as compared to 2014. Cost of sales as a percentage of revenues was 63.3% for 2015 as compared to 70.2% for 2014. The decrease in cost of sales as a percentage of revenues was primarily the result of increased revenue per unit of 4.5% and a decreased cost per unit of sales of 5.9% during 2015 as compared 2014. The increase in revenue per unit is primarily due to increased fish oil sales prices as discussed above. The decrease in cost per unit of sales is primarily due to higher fish catch and production in the 2015 fishing season compared to the 2014 fishing season.

Gross profit.    Animal nutrition gross profit increased $8.4 million, or 11.7%, from $72.7 million for 2014 to $81.1 million for 2015. Gross profit as a percentage of revenue was 36.8% for 2015 as compared to 29.8% for 2014. The increase in gross profit as a percentage of revenue was primarily due to the increase in revenue per unit and decreased cost per unit of sales as discussed above.

Selling, general and administrative expenses.    Animal nutrition selling, general and administrative expenses increased $0.3 million to $2.5 million for 2015 as compared to 2014. The increase in selling, general and administrative expenses is primarily due to increased labor expenses during 2015 as compared 2014.

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

Loss on disposal of assets.    The Company recorded animal nutrition losses for 2015 and 2014 of $0.9 million and $0.3 million, respectively, primarily relating to the disposal of unused fishing vessels.

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

Loss on foreign currency.    The Company recorded a $1.2 million loss and a $0.3 million gain on foreign currency in 2015 and 2014, respectively, due to fluctuations in the Canadian dollar exchange rate and working capital balances at Bioriginal Food & Science’s Canadian operations.

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

Liquidity and Capital Resources

The Company’s primary sources of liquidity and capital resources have been cash flows from operations and bank credit facilities. These sources of cash flows have been used for operations, capital expenditures, payment of long-term debt, business acquisitions, the purchase and retirement of shares of the Company’s common stock and in the future are also expected to be used for the Company’s dividend program.

At December 31, 2016, the Company had an unrestricted cash balance of $37.4 million, an increase of $36.8 million from December 31, 2015. Omega Protein’s annual revenues and its resulting liquidity are highly dependent on annual fish catch, production yields, selling prices for its products and inventories available for sale. Omega Protein’s average selling price for its animal nutrition products for 2016 was consistent with the average selling price for 2015.  Omega Protein’s average per unit cost of sales for its animal nutrition ingredients for 2016 was 1% lower than its average per unit cost of sales for 2015.

The aggregate amount of the Company’s outstanding indebtedness as of December 31, 2016 was $1.1 million compared to $24.1 million as of December 31, 2015.  The Company will be required to use a portion of its cash flows to pay principal and interest on its debt, which will reduce the amount of money the Company has for operations, capital expenditures, expansion, acquisitions or general corporate or other business activities. In addition, the covenants contained in the Company’s debt agreements limit its ability to borrow money in the future for acquisitions, capital expenditures or to meet the Company’s operating expenses or other general corporate obligations. See “Item 1A. Risk Factors – Risks Relating to the Company’s Operations. The Company currently has a relatively small amount of indebtedness, but if that indebtedness were to increase, it may adversely affect its ability to operate its business, remain in compliance with debt covenants and make payments on its debt.”

As of December 31, 2016, the Company has contracted through energy swap derivatives or physical contracts a portion of its estimated 2017 and 2018 energy use.

Source of Capital: Operations

Net operating activities provided cash of $93.7 million and $40.6 million during 2016 and 2015, respectively. The increase in operating cash flow is primarily attributable to increased net income from the sale of animal nutrition segment inventory as a result of increased fish catch in 2015 as compared to 2014 as well as increased fish oil yields in 2016.

Source of Capital: Debt

Net financing activities used cash of $20.7 million and $6.7 million during years ended December 31, 2016 and 2015, respectively. The year ended December 31, 2016 included $33.5 million in debt principal payments, $10.5 million in debt principal borrowings, $2.7 million in proceeds and tax effects received from stock options exercised and $0.4 million in stock repurchases relating to employee returns of restricted stock to the Company in satisfaction of withholding taxes. The year ended December 31, 2015 included $67.6 million in debt principal payments, $56.7 million in debt principal borrowings, $7.1 million in proceeds and tax effects received from stock options exercised, $1.0 million in debt issuance costs related to the refinancing of credit facilities and $1.9 million in stock repurchases relating to employee returns of restricted stock to the Company in satisfaction of withholding taxes.

On August 20, 2015 (the “Closing Date”), the Company and certain subsidiaries entered into a Second Amended and Restated Loan Agreement (the “Loan Agreement”) with Wells Fargo Bank, National Association, as administrative agent (the “Agent”) for the lenders (currently Wells Fargo Bank, N.A., JP Morgan Chase Bank, N.A. and BMO Harris Bank, N.A.) (collectively, the “Lenders”) pursuant to which the Lenders agreed to extend credit to the Company in the form of loans (each a “Loan” and collectively, the “Loans”) on a revolving basis of up to $125.0 million in the aggregate (the “Commitment”), with $95.0 million of such Commitment allocated to Revolving A Loans to be made to the Company or Omega Protein in U.S. Dollars or Alternative Currencies (as such term is defined in the Loan Agreement) and $30.0 million of such Commitment allocated to Revolving B Loans to be made to the Company and certain subsidiaries, including Bioriginal Food & Science, in U.S. Dollars or Canadian Dollars. The Commitment includes a sub-facility for swingline loans up to an amount not to exceed $10.0 million, a sub-facility for standby letters of credit issued for the account of the Company or Omega Protein up to an amount not to exceed $20.0 million, a sub-facility for standby or commercial letters of credit issued for the account of Bioriginal Food & Science up to an amount not to exceed $7.5 million and an accordion feature that allows the Company to increase the amount of the Commitment up to an additional $75.0 million, subject to the further commitments of the Lenders and other customary conditions precedent. The Loan Agreement amended and restated the Company’s existing senior secured credit facility (the “Prior Loan Agreement”). The proceeds of the Loan Agreement were and will be used to (a) refinance existing debt under the Prior Loan Agreement, (b) pay fees and expenses incurred in connection with the refinancing of the Prior Loan Agreement and the entry into the Loan Agreement, (c) refinance certain debt owing to HSBC Bank Canada pursuant to an agreement that has been terminated, and (d) provide ongoing working capital and for other general corporate purposes of the Company and its subsidiaries.

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

●

The Company is required to maintain on a consolidated basis a Consolidated Fixed Charge Coverage Ratio of at least 1.25 to 1.00. This ratio will be calculated at the end of each fiscal quarter. The Company’s ability to repurchase shares of its common stock or pay cash dividends on its common stock is contingent on the Company’s pro forma compliance with this ratio after giving effect to such repurchase or dividend.

As of December 31, 2016, the Company was in compliance with all financial covenants under the Loan Agreement. All Loans and all other obligations outstanding under the Loan Agreement shall be payable in full in August 2020.

As of December 31, 2016 and December 31, 2015, the Company had $0 and $22.9 million outstanding under the Loan Agreement and approximately $8.6 million and $7.8 million in letters of credit as of December 31, 2016 and 2015, respectively. The Company has no off-balance sheet arrangements other than normal operating leases and standby letters of credit. For a more detailed description of the Loan Agreement, see the Company’s Current Report on Form 8-K filed with the SEC on August 24, 2015.

In March 2015, Bioriginal Food & Science Europe extended the terms of its credit facility with ING Commercial Finance B.V. which provides borrowings up to an amount based on accounts receivable and inventory balances, and matures on March 31, 2018.  Advances are repayable on demand and bear interest payable monthly at 1.75% + EURIBOR (currently 1.67%).  This credit facility is secured by accounts receivable and inventory of Bioriginal Food & Science Europe to a maximum of 85% of accounts receivable and 60% of inventory.  This credit facility contains cross default provisions and other covenants.  As of December 31, 2016 and 2015, Bioriginal Food & Science Europe had $1.1 million and $1.2 million outstanding under this credit facility, respectively, which is included in current maturities.

Uses of Capital: Capital Investments

The Company’s investing activities consist mainly of capital expenditures for equipment purchases, replacements, vessel refurbishments, plant expansions, fish oil refining processes and technology. The Company made capital expenditures of approximately $36.4 million and $34.9 million, including $0.1 million and $0.6 million of capitalized interest, for 2016 and 2015, respectively. The Company anticipates making approximately $40 million to $50 million in capital expenditures during 2017, excluding capitalized interest, primarily for the expansion of production capabilities, refurbishment of vessels and plant assets, regulatory and environmental requirements and for the repair of certain equipment. Additional investment opportunities or requirements may arise during the year, which could cause capital expenditures to exceed this range.

Use of Capital: Acquisitions

The Company from time to time considers potential transactions including, but not limited to, the acquisition of other businesses. Certain of the potential transactions reviewed by the Company would, if completed, result in its entering new lines of business, although historically, these opportunities have been generally related in some manner to the Company’s existing operations or which have added new nutritional products or capabilities to the Company’s product lines. Depending on the size of the acquisition, the Company would expect to finance the transaction using internally generated cash flows and its current credit agreements, or, if necessary, equity or new debt financings. The Company cannot assure that such financings will be available on acceptable terms, if at all.

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

Use of Capital: Financing

In May 2016, the Company announced a share repurchase program of up to $40 million over the next 3 years. The Company can suspend or terminate the program at any time. No shares have been repurchased under the program to date and in February 2017 the Company suspended the repurchase of shares under its share repurchase program in connection with its previously announced strategic review of its human nutrition segment.

In January 2017, the Company announced a dividend program under which the Company intends to pay a regular quarterly cash dividend to the holders of the Company’s stock.

Use of Capital: Contractual Obligations

The following tables aggregate information about the Company’s contractual obligations and other commercial commitments (in thousands) as of December 31, 2016:

	Payments Due by Period
		Less than	1 to 3	4 to 5	After 5
Contractual Obligations	Total	1 year	years	years	years

Debt	$1,097	$1,097	$—	$—	$—
Interest on debt	19	19	—	—	—
Operating lease obligations	8,614	2,618	4,336	1,453	207
Pension funding (1)	6,915	480	1,975	1,810	2,650
Total Contractual Obligations	$16,645	$4,214	$6,311	$3,263	$2,857

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

Critical Accounting Policies and Estimates

The methods, estimates and judgments used in applying the Company’s critical accounting policies have a significant impact on the results reported in the Consolidated Financial Statements. The SEC has defined the critical accounting policies as the ones that are most important to the portrayal of the Company’s financial condition and operating results, and requires the Company to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are highly uncertain at the time of estimation. Based on this definition, the Company’s most critical policies include: valuation of inventory (Notes 1 and 6), valuation of losses related to Jones Act and worker’s compensation insurance claims (Note 1), valuation of income and deferred taxes (Notes 1 and 13), valuation of property, plant and equipment including impairments (Note 9), valuation of pension plan obligations (Notes 1 and 15) and the valuation of goodwill and other intangible assets (Notes 1 and 10).

Specifically with respect to fish related inventory, Omega Protein’s per unit cost of production is estimated prior to the beginning of each fishing season based on total estimated fishing costs (including off-season costs) divided by estimated total units of production. Omega Protein adjusts the cost of sales, unallocated inventory cost pool and inventory balances at the end of the second, third and fourth quarters based on revised estimates of total units of production to total inventoriable costs. The cost per unit of production for the 2016 fishing season increased 2.6% from the third quarter of 2016 to the fourth quarter of 2016 due to less than anticipated fish catch and production. For the most part, Omega Protein begins selling its current season’s production during the second quarter and sells that production through the second quarter of the following year.

The Company does not amortize goodwill or indefinite-lived intangible assets but performs tests for impairment annually, or when an event occurs or circumstance change that indicate that the carry value of a reporting unit that includes goodwill is greater than the fair value of that reporting unit, utilizing a fair value approach at the reporting unit level. The Company determines fair value using widely accepted valuation techniques, including the income approach which estimates the fair value of its reporting units based on the future discounted cash flows, and the market approach which estimates the fair value of its reporting units based on comparable market prices. In testing for an impairment of goodwill, the Company estimates the fair value of its reporting units to which goodwill relates and compares it to the carrying value (book value) of the assets and liabilities related to those businesses.

All of the Company’s goodwill and other intangible assets are the result of acquisitions in the human nutrition segment. This segment is comprised of three reporting units, 1) Bioriginal Food & Science, 2) WSP and 3) Cyvex. For the quantitative testing performed the following table summarizes the carrying amount of goodwill and other indefinite lived intangibles and the extent to which those values exceed their respective calculated fair values (in thousands):

Reporting Unit	Goodwill	Percent Fair Value Exceeds Carrying Value	Other Indefinite Lived Intangibles	Percent Fair Value Exceeds Carrying Value
Bioriginal Food & Science	26,347	4%	3,245	(1)

(1)

In conjunction with the impairment testing performed as of June 30, 2016 and December 31, 2016, other indefinite lived intangibles were estimated to be impaired by $0.5 million. After this impairment was recorded, fair value approximated carrying value as of December 31, 2016.

Key assumptions in the fair value calculation of Bioriginal Food & Science reporting unit include moderate sales growth during the forecasted periods relative to historical results which approach a long-term terminal growth rate that approximates an inflationary index. The Company currently expects to achieve the revised assumed sales growth as compared to recent actual results through the ability to penetrate new markets primarily through expansion of the reporting unit’s liquid coconut product line. Additional key assumptions include improved profitability results during the forecasted period as compared to recent actual results due to favorable changes in product mix, minimal expected capital investment to achieve assumed growth, and the discount rate. Considering the level of sensitivity with respect to the key assumptions, if the Company does not (i) adequately anticipate changes in its customers’ demand for products, (ii) maintain sales volumes with significant customers, (iii) successfully penetrate new markets, or (iv) price products at appropriate margins above production or procurement costs, its future cash flows may fail to meet the Company’s cash flow projections. If currently unanticipated material capital investments are required, the Company may also fail to meet current cash flow projections. Increases in the risk free rate could also adversely affect the reporting unit’s assumed weighted average cost of capital. All of these factors could reduce the estimated fair value of the reporting unit and could potentially result in a material impairment in a subsequent period.

The Company utilizes the asset and liability method to account for income taxes. This method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of existing temporary differences between the financial reporting and tax reporting basis of assets and liabilities, and operating loss and tax credit carryforwards for tax purposes. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. The Company believes that the deferred tax assets recorded as of December 31, 2016, net of the valuation allowance, are realizable through future reversals of existing taxable temporary differences and future taxable income. If the Company were to subsequently determine that it would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to deferred tax assets would increase earnings for the period in which such determination was made. The Company will continue to assess the adequacy of the valuation allowance on a quarterly basis. Any changes to the estimated valuation allowance could be material to the consolidated financial condition and results of operations.

The Company also has other key accounting policies and accounting estimates relating to the allowance for doubtful accounts (Note 1), valuation of shares-based compensation (Note 15) and energy swap valuations (Notes 17).  The Company believes that these key accounting policies and accounting estimates either do not generally require the Company to make estimates and judgments that are as difficult or as subjective as its critical accounting policies, or it is less likely that they would have a material impact on the Company’s reported results of operations for a given period.

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

In addition, inventory is generally carried over from one year to the next year, and Omega Protein generally begins selling its current season’s production late in the second quarter and sells that production until the second quarter of the following year. Costs can change meaningfully from one season to the next. For example, decreased fish catch and changes in cost components of Omega Protein’s 2016 production resulted in higher standard costs for inventory for that season as compared to 2015 production. This resulted in an increase in per unit cost of production of 6%.

Further, Omega Protein’s per unit cost of production is estimated prior to the beginning of each fishing season based on total estimated fishing costs (including off-season costs) divided by estimated total units of production. Omega Protein adjusts the cost of sales, unallocated inventory cost pool and inventory balances at the end of the second, third and fourth quarters based on revised estimates of total units of production to total inventoriable costs. Changes in estimates from one quarter to the next can have a significant impact on operating results. As an example, for the quarter ended December 31, 2016, standard cost for 2016 inventory, for which sales commenced largely in the third quarter of 2016, was increased and all previous sales of 2016 inventory production were adjusted during the quarter ended December 31, 2016. The prior period impact of the change in standard cost to the quarter ended December 31, 2016 is estimated to be approximately $1.4 million.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

The Company is exposed to market risk associated with diesel, natural gas, propane and potentially Bunker C fuel oil.  To partially mitigate this risk, the Company has forward contracted a portion of its expected diesel and natural gas usage for 2017, 2018 and 2019 (contracted subsequent to December 31, 2016). For 2017, the Company is exposed to market risk associated with increases in diesel, natural gas, propane and potentially Bunker C fuel oil prices related to the portion not covered by swaps or held in material and supplies inventory as of December 31, 2016. As an example, if energy prices related to these products were to increase by 10%, the energy cost related to the exposed 2017 portion would increase approximately $0.3 million, thus impacting the cost per unit of production.

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

In the normal course of business, the financial condition of the Company is exposed to minimal market risk associated with interest rate movements on the Company’s borrowings.  In the past, to mitigate this risk, the Company has entered into interest rate swap agreements to effectively lock-in the LIBOR component of certain debt instruments.  However, no interest rate swap agreements are currently in effect. As of December 31, 2016, $1.1 million of the Company’s indebtedness was subject to variable interest rates. A one percent increase or decrease in the levels of interest rates on variable rate debt would not result in a material change to the Company’s results of operations.

For a more complete discussion of risk factors, please see Item 1A. Risk Factors.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Omega Protein Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Omega Protein Corporation and its subsidiaries (the “Company”) at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Houston, Texas

March 1, 2017

OMEGA PROTEIN CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	December 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$37,412	$661
Receivables, net	38,796	40,489
Inventories, net	108,711	119,994
Deferred tax asset, net	3,390	3,422
Prepaid expenses and other current assets	4,707	4,496
Total current assets	193,016	169,062
Property, plant and equipment, net	188,624	176,089
Goodwill	26,347	38,127
Other intangible assets, net	17,504	20,107
Other assets, net	5,764	3,818
Total assets	$431,255	$407,203

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$1,097	$1,214
Accounts payable	17,099	15,876
Accrued liabilities	37,928	33,254
Total current liabilities	56,124	50,344
Long-term debt, net of current maturities	—	22,882
Deferred tax liability, net	29,068	27,844
Pension liabilities, net	5,659	6,048
Other long-term liabilities	3,717	4,915
Total liabilities	94,568	112,033

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 authorized shares; none issued	—	—
Common Stock, $0.01 par value; 80,000,000 authorized shares; 22,579,626 and 22,371,179 shares issued and 22,411,695 and 22,221,027 shares outstanding at December 31, 2016 and 2015, respectively	223	220
Capital in excess of par value	155,761	151,250
Retained earnings	192,150	159,243
Treasury stock, at cost – 167,931 and 150,152 shares at December 31, 2016 and 2015, respectively	(2,894)	(2,505)
Accumulated other comprehensive loss	(8,553)	(13,038)
Total stockholders’ equity	336,687	295,170
Total liabilities and stockholders’ equity	$431,255	$407,203

The accompanying notes are an integral part of the consolidated financial statements.

OMEGA PROTEIN CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share amounts)

	Years Ended December 31,
	2016	2015	2014

Revenues	$390,831	$359,311	$308,635
Cost of sales	276,932	260,408	231,018
Gross profit	113,899	98,903	77,617

Selling, general, and administrative expense	41,094	40,859	31,516
Research and development expense	2,598	3,283	2,277
Impairment of goodwill and other intangible assets	12,126	4,495	4,718
Loss related to plant closure	2,306	6,650	7,058
Charges related to U.S. Attorney investigation	1,832	—	—
Loss on disposal of assets	331	1,827	462
Operating income	53,612	41,789	31,586

Interest expense	(414)	(1,498)	(1,331)
(Loss) gain on foreign currency	(1,828)	(1,217)	262
Other expense, net	(282)	(479)	(310)
Income before income taxes	51,088	38,595	30,207
Provision for income taxes	18,181	14,620	11,746
Net income	$32,907	$23,975	$18,461

Other comprehensive income (loss):
Foreign currency translation adjustment net of tax benefit (expense) of ($180), $956, and $493, respectively	334	(1,776)	(915)
Energy swap adjustment, net of tax benefit (expense) of ($1,762), ($67) and $1,247, respectively	3,273	125	(2,316)
Pension benefits adjustment, net of tax benefit (expense) of ($473), $286 and $763, respectively	878	(531)	(1,417)
Comprehensive income	$37,392	$21,793	$13,813
Basic earnings per share (See Note 12)	$1.47	$1.10	$0.87
Weighted average common shares outstanding	21,934	21,307	20,562
Diluted earnings per share (See Note 12)	$1.46	$1.07	$0.85
Weighted average common shares and potential common share equivalents outstanding	22,219	21,732	21,168

The accompanying notes are an integral part of the consolidated financial statements.

OMEGA PROTEIN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$32,907	$23,975	$18,461
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,665	24,529	22,017
Loss related to plant closures	1,621	4,533	2,029
Loss on disposal of assets	331	1,827	462
Impairment of goodwill and other intangible assets	12,126	4,495	4,718
Provisions for losses on receivables	188	206	48
Share based compensation	1,852	2,353	2,378
Deferred income taxes	(479)	1,399	2,195
Unrealized loss (gain) on foreign currency fluctuations, net	1,828	1,217	(262)
Changes in assets and liabilities:
Receivables	797	(4,457)	(696)
Inventories	10,554	(22,957)	16,531
Prepaid expenses and other current assets	974	58	493
Other assets	(2,215)	(2,041)	1,464
Accounts payable	888	(6,934)	4,943
Accrued liabilities	6,982	10,276	(9,498)
Pension liability, net	489	142	(159)
Other long-term liabilities	(779)	2,007	(202)
Net cash provided by operating activities	93,729	40,628	64,922
Cash flows from investing activities:
Capital expenditures	(36,424)	(34,888)	(44,123)
Proceeds from disposition of assets	143	235	290
Acquisition of Bioriginal Food & Science, net of cash acquired	—	—	(46,388)
Net cash used in investing activities	(36,281)	(34,653)	(90,221)
Cash flows from financing activities:
Principal payments of long-term debt	(33,460)	(67,611)	(35,080)
Proceeds from long-term debt	10,500	56,709	24,950
Debt issuance costs	—	(980)	—
Treasury stock repurchase	(389)	(1,910)	(595)
Proceeds from stock options exercised	1,668	4,983	2,245
Excess tax benefit of equity compensation transactions	994	2,069	1,150
Net cash used in financing activities	(20,687)	(6,740)	(7,330)
Net increase (decrease) in cash and cash equivalents	36,761	(765)	(32,629)
Translation effect on cash	(10)	(4)	—
Cash and cash equivalents at beginning of year	661	1,430	34,059
Cash and cash equivalents at end of year	$37,412	$661	$1,430

OMEGA PROTEIN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

(Dollars in thousands)

	Years Ended December 31,
	2016	2015	2014
Supplemental cash flow information:
Cash paid during the year for:
Interest	$191	$1,956	$1,870
Income taxes	$22,101	$4,543	$16,419

The accompanying notes are an integral part of the consolidated financial statements.

OMEGA PROTEIN CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

					Accumulated
			Capital in		Other	Treasury	Total
	Common Stock		Excess of	Retained	Comprehensive	Stock	Stockholders’
	Shares	Amount	Par Value	Earnings	Income (Loss)	Amount	Equity
Balance at December 31, 2013	20,804	$203	$136,428	$116,807	$(6,208)	$—	$247,230

Issuance of common stock	428	4	3,392	—	—	—	3,396

Restricted stock activity	356	3	2,035	—	—	(595)	1,443
Comprehensive income :
Net income	—	—	—	18,461	—	—	18,461
Other comprehensive income:
Foreign currency translation adjustment, net of tax benefit of $493	—	—	—	—	(915)	—	(915)
Energy swap adjustment, net of tax benefit of $1,247	—	—	—	—	(2,316)	—	(2,316)
Pension benefits adjustment, net of tax benefit of $763	—	—	—	—	(1,417)	—	(1,417)

Balance at December 31, 2014	21,588	$210	$141,855	$135,268	$(10,856)	$(595)	$265,882

Issuance of common stock	706	7	5,632	—	—	—	5,639

Restricted stock activity	77	3	3,763	—	—	(1,910)	1,856
Comprehensive income:
Net income	—	—	—	23,975	—	—	23,975
Other comprehensive income:
Foreign currency translation adjustment, net of tax benefit of $956	—	—	—	—	(1,776)	—	(1,776)
Energy swap adjustment, net of tax expense of $67	—	—	—	—	125	—	125
Pension benefits adjustment, net of tax benefit of $286	—	—	—	—	(531)	—	(531)

Balance at December 31, 2015	22,371	$220	$151,250	$159,243	$(13,038)	$(2,505)	$295,170

Issuance of common stock	192	2	2,394	—	—	—	2,396

Restricted stock activity	17	1	2,117	—	—	(389)	1,729
Comprehensive income:
Net income	—	—	—	32,907	—	—	32,907
Other comprehensive income:
Foreign currency translation adjustment, net of tax expense of $180	—	—	—	—	334	—	334
Energy swap adjustment, net of tax expense of $1,762	—	—	—	—	3,273	—	3,273
Pension benefits adjustment, net of tax expense of $473	—	—	—	—	878	—	878

Balance at December 31, 2016	22,580	$223	$155,761	$192,150	$(8,553)	$(2,894)	$336,687

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

The animal nutrition segment is comprised primarily of two subsidiaries: Omega Protein, Inc. (“Omega Protein”) and Omega Shipyard, Inc. (“Omega Shipyard”). Omega Protein, the Company’s principal operating subsidiary, is the successor to a business conducted since 1913. Omega Protein produces and markets a variety of products produced from menhaden (a herring-like species of fish found in commercial quantities in the U.S. coastal waters of the Atlantic Ocean and Gulf of Mexico), including specialty fish meal, crude and refined fish oils and fish solubles. Omega Protein’s fish meal products are primarily used as a protein ingredient in animal feed for swine, aquaculture and household pets. Fish oil is used primarily for animal and aquaculture feeds, as well as additives to human food products and dietary supplements. Omega Protein’s fish solubles are sold primarily to bait manufacturers and for use as an organic fertilizer. Omega Protein’s business is seasonal in nature and generally has higher revenues during the third quarter of each fiscal year. A portion of Omega Protein’s production is transferred to the human nutrition segment where it is further processed and sold. Omega Shipyard owns and operates a dry-dock facility in Moss Point, Mississippi that is used to provide shore side maintenance for Omega Protein’s fishing fleet.

The human nutrition segment operates under the “tera’s®” branded product and “Bioriginal” names. Bioriginal has three primary product lines: specialty oils, protein products and other nutraceutical ingredients. Bioriginal is comprised primarily of four subsidiaries: Bioriginal Food & Science Corp. (“Bioriginal Food & Science”), Wisconsin Specialty Protein, L.L.C. (“WSP”), Cyvex Nutrition, Inc. (“Cyvex”) and InCon Processing, L.L.C. (“InCon”). Bioriginal Food & Science, acquired by the Company in September 2014 and headquartered in Saskatoon, Canada with additional operations in the Netherlands, is a supplier of plant and marine based specialty oils to the food and nutraceutical industries. WSP, acquired by the Company in February 2013, is a manufacturer and marketer of specialty dairy proteins and other related products headquartered in Madison, Wisconsin and operates a production facility in Reedsburg, Wisconsin. Cyvex is located in Irvine, California and is a supplier for the food and nutraceutical industries. InCon is located in Batavia, Illinois and is a specialty processor that utilized molecular distillation technology to purify and concentrate Omega-3 fish oils and, subject to outside demand and excess capacity, a variety of other compound products for third-party tolling customers. In March 2016, as part of its strategy to focus on non-concentrated omega-3 oils instead of concentrated omega-3 oils, the Company decided to exit its Batavia, Illinois oil concentration facility. In September 2016, the Company entered into an agreement to sell most of the assets of InCon, and that sale closed in October 2016. For additional information on the sale of these assets and the closure of the Batavia facility, see Note 2 – Plant Closures.

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

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Shipping and Handling

Amounts billed to customers associated with shipping and handling are included in revenues and the related costs are included in cost of sales. For 2016, 2015 and 2014, $10.2 million, $10.3 million and $10.3 million of shipping and handling costs are included in cost of sales, respectively.

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

Income Taxes

The Company utilizes the asset and liability method to account for income taxes. This method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of existing temporary differences between the financial reporting and tax reporting basis of assets and liabilities, and operating loss and tax credit carryforwards for tax purposes. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. The Company believes that the deferred tax assets recorded as of December 31, 2016, net of the valuation allowance, are realizable through future reversals of existing taxable temporary differences and future taxable income. If the Company were to subsequently determine that it would be able to realize deferred tax assets in the future in excess of the net recorded amount, the adjustment would increase earnings for the period in which such determination was made. The Company will continue to assess the adequacy of the valuation allowance on a quarterly basis. Any changes to the estimated valuation allowance could be material to the consolidated financial condition and results of operations. For additional information, see Note 13 – Income Taxes.

Accounting for the Impairment of Long-Lived Assets

The Company evaluates at each balance sheet date the continued appropriateness of the carrying value of its long-lived assets, including its long-term receivables, property, plant and equipment and definite-lived intangible assets. The Company reviews long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of any such assets or grouping of assets may not be recoverable. The Company has grouped certain assets together (primarily marine vessels) for impairment testing on a fleet basis. If indicators of impairment are present, management evaluates the undiscounted cash flows estimated to be generated by those assets or grouping of assets compared to the carrying amount of those items. The net carrying value of assets or grouping of assets not recoverable is reduced to fair value. The Company considers continued operating losses, or significant and long-term changes in business conditions, to be its primary indicators of a potential impairment.

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

Plant Closure

Property, plant and equipment impairments related to the closure of the Cameron, Louisiana and Batavia, Illinois plants are made in accordance with the impairment of long-lived assets policy. Employee severance related charges have been recognized to the extent that the amount is probable, measurable and no-future service is expected or for those still employed, recognized pro-rata over the remaining service period. Ongoing clean-up and dismantlement costs will be recognized as incurred unless obligated and measureable by a contractual commitment. See Note 3 – Plant Closures for additional information related to the charges incurred.

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

All of the Company’s goodwill and other intangible assets are the result of acquisitions in the human nutrition segment. This segment is comprised of three reporting units, 1) Cyvex, 2) WSP and 3) Bioriginal Food & Science.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Pension Plan

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

Accumulated Other Comprehensive Gain (Loss)

The components of accumulated other comprehensive gain (loss) included in stockholders’ equity are as follows:

Changes in Accumulated Other Comprehensive Gain (Loss) by Component

(in thousands)

	Gains and Losses On Cash Flow Hedges		Defined Benefit Pension Items	Foreign currency Translation adjustment	Total
Beginning balance December 31, 2015	$(2,012)		$(8,335)	$(2,691)	$(13,038)
Other comprehensive gain (loss) before reclassifications	1,968		(9)	334	2,293
Amounts reclassified from accumulated other comprehensive loss (a)	1,305	(b)	887	—	2,192
Net current-period other comprehensive income	3,273		878	334	4,485
Ending balance December 31, 2016	$1,261		$(7,457)	$(2,357)	$(8,553)

(a)	This accumulated other comprehensive income component is reclassified to the unallocated inventory cost pool in the period when the energy consumption takes place.
(b)	This accumulated other comprehensive income component is included in the computation of net periodic pension costs as amortization of actuarial loss which are explained in more detail in Note 15.

Changes in Accumulated Other Comprehensive Loss by Component

(in thousands)

	Gains and Losses On Cash Flow Hedges		Defined Benefit Pension Items	Foreign currency Translation adjustment	Total
Beginning balance December 31, 2014	$(2,137)		$(7,804)	$(915)	$(10,856)
Other comprehensive loss before reclassifications	(1,958)		(1,311)	(1,776)	(5,045)
Amounts reclassified from accumulated other comprehensive loss (c)	2,083	(d)	780	—	2,863
Net current-period other comprehensive income (loss)	125		(531)	(1,776)	(2,182)
Ending balance December 31, 2015	$(2,012)		$(8,335)	$(2,691)	$(13,038)

(c)	This accumulated other comprehensive income component is reclassified to the unallocated inventory cost pool in the period when the energy consumption takes place.
(d)	This accumulated other comprehensive income component is included in the computation of net periodic pension costs as amortization of actuarial loss which are explained in more detail in Note 15.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company’s customer base generally remains consistent from year to year. The Company performs ongoing credit evaluations of its customers and generally does not require material collateral. The Company maintains reserves for potential credit losses and such losses have historically been within management’s expectations. At December 31, 2016, the Company had cash deposits in a few major banks.

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

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board jointly issued new accounting guidance for recognition of revenue. In August 2015, the FASB issued guidance deferring the effective date to years beginning after December 15, 2017, and interim periods within those years. This new guidance replaces virtually all existing U.S. GAAP guidance on revenue recognition. The underlying principle is that the entity will recognize revenue to depict the transfer of goods and services to customers at an amount that the entity expects to be entitled to in the exchange of goods and services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In December 2016, the FASB issued amendments to Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. The amendments allow entities not to make quantitative disclosures about remaining performance obligations in certain cases and require entities that use any of the new or previously existing optional exemptions to expand their qualitative disclosures. It also makes additional technical corrections and improvements to the new revenue standard. The guidance will be effective with the same date and transition requirements as those in ASC 606.

The ASC is effective for the Company beginning January 1, 2018. The Company is continuing to evaluate the standard’s impact on its consolidated results of operations and financial condition. The Company has conducted initial contract reviews of the most significant contracts and is currently developing a project plan to conduct detailed contract reviews to determine necessary adjustments to existing accounting policies and to support a complete evaluation of the standard’s impact on the Company’s consolidated results of operations and financial condition. For the majority of the Company’s revenue arrangements, transactions are not accounted for under industry-specific guidance that will be superseded by the ASC and generally consist of a single performance obligation to transfer promised goods. Additionally, there are expanded disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers for which the Company is also developing as it works through the project plan.

Given the Company’s assessment is still in progress, the Company is still evaluating the potential impact of the implementation of this new guidance on the Company’s consolidated financial position or results of operations. The Company currently anticipates utilizing the modified retrospective method of adoption on January 1, 2018.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. The ASU eliminates the second step in the goodwill impairment test which requires an entity to determine the implied fair value of the reporting unit’s goodwill. Instead, an entity should recognize an impairment loss if the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, with the impairment loss not to exceed the amount of goodwill allocated to the reporting unit. The standard is effective for annual and interim goodwill impairment tests conducted in fiscal years beginning after December 15, 2019, with early adoption permitted. The Company is considering the effect of ASU No. 2017-04 on the Company’s consolidated results of operations, financial position and related disclosures.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments. This ASU is intended to clarify the presentation of cash receipts and payments in specific situations. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2017, including interim periods within those annual periods, and early application is permitted. The Company is currently reviewing the effect of ASU No. 2016-15 on the Company’s consolidated results of operations, financial position and related disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses.  ASU 2016-13 was issued to provide more decision-useful information about the expected credit losses on financial instruments and any changes to the loss impairment methodology. ASU 2016-13 will be effective for the Company on January 1, 2020 using a modified retrospective adoption method. The impact of the adoption of ASU 2016-13 is not expected to have a significant impact on the Company’s consolidated results of operations, financial position and related disclosures.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation.  ASU 2016-09 was issued as part of the FASB’s simplification initiative and affects all entities that issue share-based payment awards to their employees. ASU 2016-09 covers accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 will be effective for the Company as of January 1, 2017. The adoption of ASU 2016-09 could lead to future volatility on the Company’s effective tax rate as well as classification changes on the consolidated statement of cash flows.

In February 2016, the FASB issued ASU 2016-02, Leases, which is intended to improve the reporting of leasing transactions to provide users of financial statements with more decision-useful information. ASU 2016-02 will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The Company will adopt ASU 2016-02 on January 1, 2019 and is assessing its potential impact on the Company’s consolidated results of operations, financial position and related disclosures.

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

B. Recording of Assets Acquired and Liabilities Assumed

In connection with its acquisition of Bioriginal Food & Science, the Company paid an aggregate purchase price of $70.5 million, plus a working capital adjustment of $0.7 million, to the sellers as follows: (i) $46.5 million in cash to the sellers, (ii) assumption of approximately $21.5 million of Bioriginal Food & Science’s indebtedness, and (iii) issuance of 238,377 shares of restricted common stock of the Company valued at approximately $3.2 million (based on a 30-day average closing price) to certain sellers (the “Management Sellers”). The restrictions on the shares will terminate, with certain exceptions, on the third anniversary of the closing date and are subject to the terms and conditions of the Purchase Agreement; see Note - 1 Significant Accounting Policies Summary of Operations and Basis of Presentation for more information on Restricted Stock. The Purchase Agreement also provides for a performance-based earn-out. As of December 31, 2016, $3.5 million Canadian Dollars are to be paid in September 2017 to the Management Sellers for achieving certain adjusted EBITDA targets for Bioriginal Food & Science during calendar years 2014 through 2016; see Note 16 – Commitments and Contingencies for additional information. During 2015, the Company received $0.1 million related to the finalization of the closing working capital adjustment.

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

Cash	$93
Accounts receivable	15,072
Inventories	20,309
Other current assets, net including prepaid expenses	1,820
Property, plant, and equipment	3,026
Identifiable intangible assets (a)	16,987
Liabilities assumed	(38,288)
Total identifiable net assets	19,019
Goodwill	27,462
Total consideration	$46,481

(a)	See Note 10 – Goodwill and Other Intangible Assets.

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

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

NOTE 3. PLANT CLOSURES

Batavia Plant

As part of a strategic review that began in late 2015 and as a result of operating results that did not meet expectations, we re-assessed our business strategy to produce and sell concentrated menhaden fish oils. During this assessment, sales efforts were reduced and the Company determined that the carrying values of certain assets located at our facility in Batavia, Illinois were no longer recoverable. In March 2016, the Company decided to exit this facility. In September 2016, the Company entered into an agreement to sell substantially all of the assets of InCon at the Batavia facility for $0.5 million in the form of a note receivable, and that sale closed on October 3, 2016.

The following table shows all charges related to the plant closure that have been recorded in the Company’s consolidated statements of comprehensive income during 2016 and 2015:

	2016	2015
	(in thousands)
Impairment of property, plant and equipment	$1,734	$4,158
Write-off material and supplies inventory	575	—
Employee severance costs	611	—
Estimated decommissioning costs	(375)	375
Other closure costs	74	—
Total loss related to plant closure	$2,619	$4,533

Pursuant to the sale agreement, the purchaser assumed InCon’s lease and ongoing tolling agreement obligations. As a result, previously recognized accruals for estimated decommissioning costs were reversed and a gain was recognized during 2016.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Cameron Plant

In December 2013, the Company effectively closed its menhaden fish processing plant located in Cameron, Louisiana and re-deployed certain vessels from that facility to the Company’s other Gulf Coast facilities located in Abbeville, Louisiana and Moss Point, Mississippi. In conjunction with the closure, the following charges were incurred in the Company’s consolidated statements of comprehensive income during 2016, 2015, 2014 and from December 2013 to date:

	2016	2015	2014	December 2013 to December 31, 2016
	(in thousands)
Impairment of property, plant and equipment	$—	$—	$3,126	$7,922
Write-off material and supplies inventory	—	—	53	150
Employee severance costs	—	—	387	732
Estimated decommissioning costs	—	—	—	250
Other ongoing closure costs not attributable to future production	(313)	2,117	3,492	6,405
Total loss (gain) related to plant closure	$(313)	$2,117	$7,058	$15,459

In June 2016, the Company and its landlord agreed on the mutual termination of the lease for the Cameron facility pursuant to which the Company has no further ongoing lease payment or other obligations for the property. As a result of the termination of the lease, previously recognized accruals for ongoing contractual obligations were reversed and a gain was recognized during 2016.

NOTE 4. INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

Segment Information

The Company evaluates and reviews its results of operations in two segments: animal nutrition and human nutrition. These segments are managed separately and information on each segment is used by the chief operating decision makers as they make decisions about the Company’s overall resource allocation and assess performance. Key measurements include revenue growth, profitability and return on invested capital.

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

The tables below present information about reported segments for 2016, 2015 and 2014 (in thousands). All cash and cash equivalent balances have been included in the identifiable assets of the unallocated segment.

2016	Animal Nutrition	Human Nutrition	Unallocated	Total
Revenue (1)	$262,550	$128,281	$—	$390,831
Cost of sales	164,624	112,308	—	276,932
Gross profit	97,926	15,973	—	113,899
Selling, general and administrative expense (including research and development)	2,437	17,005	24,250	43,692
Impairment of goodwill and intangible assets	—	12,126	—	12,126
(Gain) loss related to plant closure	(313)	2,619	—	2,306
Charges related to U.S. Attorney investigation	1,832	—	—	1,832
Loss on disposal of assets	331	—	—	331
Operating income (loss)	$93,639	$(15,777)	$(24,250)	$53,612
Depreciation and amortization	$19,401	$5,437	$827	$25,665
Identifiable assets	$248,690	$137,830	$44,735	$431,255
Capital expenditures	$31,776	$1,731	$2,917	$36,424

(1) Excludes revenue from internal customers of $0.8 million for fish oil that was transferred from the animal nutrition segment to the human nutrition segment at cost.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2015	Animal Nutrition	Human Nutrition	Unallocated	Total
Revenue (2)	$220,145	$139,166	$—	$359,311
Cost of sales	139,023	121,385	—	260,408
Gross profit	81,122	17,781	—	98,903
Selling, general and administrative expense (including research and development)	2,512	19,759	21,871	44,142
Impairment of goodwill and intangible assets	—	4,495	—	4,495
Loss related to plant closure	2,117	4,533	—	6,650
Loss on disposal of assets	855	972	—	1,827
Operating income (loss)	$75,638	$(11,978)	$(21,871)	$41,789
Depreciation and amortization	$17,880	$6,048	$601	$24,529
Identifiable assets	$239,936	$161,878	$5,389	$407,203
Capital expenditures	$27,996	$4,400	$2,492	$34,888

(2) Excludes revenue from internal customers of $2.5 million for fish oil that was transferred from the animal nutrition segment to the human nutrition segment at cost.

2014	Animal Nutrition	Human Nutrition(3)	Unallocated	Total
Revenue (4)	$243,797	$64,838	$—	$308,635
Cost of sales	171,146	59,872	—	231,018
Gross profit	72,651	4,966	—	77,617
Selling, general and administrative expense (including research and development)	2,249	11,148	20,396	33,793
Impairment of goodwill and intangible assets	—	4,718	—	4,718
Loss related to plant closure	7,058	—	—	7,058
Loss on disposal of assets	265	197	—	462
Operating income (loss)	$63,079	$(11,097)	$(20,396)	$31,586
Depreciation and amortization	$17,338	$4,070	$609	$22,017
Identifiable assets	$211,283	$166,619	$2,213	$380,115
Capital expenditures	$19,125	$22,949	$2,049	$44,123

(3) Includes revenues and related expenses for Bioriginal Food & Science from September 5, 2014 through December 31, 2014.

(4) Excludes revenue from internal customers of $2.1 million for fish oil that was transferred from the animal nutrition segment to the human nutrition segment at cost.

A reconciliation of total segment operating income to total earnings from operations before income taxes for the years ended December 31, 2016, 2015, and 2014 is presented below (in thousands):

	Years ended December 31,
	2016	2015	2014
Operating income for reportable segments	$53,612	$41,789	$31,586
Interest expense	(414)	(1,498)	(1,331)
(Loss) gain on foreign currency	(1,828)	(1,217)	262
Other expense, net	(282)	(479)	(310)
Income before income taxes	$51,088	$38,595	$30,207

Geographical and Other Information

The Company’s export sales were approximately $183 million, $130 million, and $147 million in 2016, 2015 and 2014, respectively. Such sales were made primarily to Asian, European and Canadian markets. In 2016, 2015 and 2014, sales to the Company’s top customer were approximately $37.7 million, $35.6 million and $26.6 million, respectively

The following table shows the geographical distribution of revenues (in millions) based on location of customers:

	Years Ended December 31,
	2016		2015		2014
	Revenues	Percent	Revenues	Percent	Revenues	Percent
U.S.	$207.7	53.1%	$229.0	63.7%	$161.8	52.4%
Asia (1)	73.3	18.8	54.9	15.3	58.5	19.0
Europe	75.6	19.4	50.2	14.0	69.5	22.5
Canada	29.5	7.5	21.2	5.9	16.1	5.2
Mexico	1.5	0.4	2.6	0.7	1.9	0.6
South & Central America	2.8	0.7	0.6	0.2	0.6	0.2
Other	0.4	0.1	0.8	0.2	0.2	0.1
Total	$390.8	100.0%	$359.3	100.0%	$308.6	100.0%

(1)	Of this amount, China comprised approximately $44.7 million, $35.3 million and $35.9 million for the years ended December 31, 2016, 2015 and 2014, respectively.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth the Company’s revenues by product (in millions) and the approximate percentage of total revenues represented thereby, for the indicated periods:

	Years Ended December 31,
	2016		2015		2014
	Revenues	Percent	Revenues	Percent	Revenues	Percent
Animal Nutrition Revenues
Fish meal	$169.7	43.4%	$152.4	42.5%	$147.1	47.7%
Fish oil	65.5	16.8	39.3	10.9	70.8	22.9
Refined fish oil	25.1	6.4	23.8	6.6	22.2	7.2
Fish solubles and other	2.2	0.6	4.6	1.3	3.7	1.2
Subtotal of Animal Nutrition	262.5	67.2	220.1	61.3	243.8	79.0

Human Nutrition Revenues
Specialty oils	101.0	25.8	113.7	31.6	41.1	13.3
Dairy protein products	16.9	4.3	12.9	3.6	11.7	3.8
Other nutraceutical ingredients	10.4	2.7	12.6	3.5	12.0	3.9
Subtotal of Human Nutrition	128.3	32.8	139.2	38.7	64.8	21.0

Total	$390.8	100.0%	$359.3	100.0%	$308.6	100.0%

NOTE 5. RECEIVABLES, NET

Receivables, net are summarized below (in thousands):

	December 31, 2016	December 31, 2015
Trade	$32,137	$32,179
Insurance	4,600	6,769
Income tax	2,258	1,133
Other	538	976
Total accounts receivable	39,533	41,057
Less allowance for doubtful accounts	(737)	(568)
Receivables, net	$38,796	$40,489

NOTE 6. INVENTORY

The major classes of inventory are summarized below (in thousands):

	December 31, 2016	December 31, 2015
Fish meal	$30,511	$37,308
Fish oil	24,191	25,600
Fish solubles	834	696
Unallocated inventory cost pool (including off-season costs)	8,090	7,807
Other nutraceutical products	3,648	6,393
Bioriginal Food & Science products	24,699	24,024
Dairy protein products	6,424	8,447
Other materials and supplies	10,314	9,719
Total inventory	$108,711	$119,994

The elements of December 31, 2016 unallocated inventory cost pool include Omega Protein’s plant and vessel related labor, utilities, rent, repairs and depreciation, to be allocated to 2017 fishing season production.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 7. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are summarized below (in thousands):

	December 31, 2016	December 31, 2015
Prepaid insurance	$1,707	$2,317
Product deposits	—	767
Selling expenses	82	50
Leases	334	119
Energy swap	1,565	—
Other prepaids and expenses	1,019	1,243
Total prepaid expenses and other current assets	$4,707	$4,496

Amounts included in prepaid expenses and other current assets consist primarily of prepaid operating expenses including insurance, rents, and selling expenses. Prepaid selling expenses are expensed in those periods in which the related revenue is recognized.

NOTE 8. OTHER ASSETS, NET

Other assets, net are summarized below (in thousands):

	December 31, 2016	December 31, 2015
Fish nets, net of accumulated amortization of $1,069 and $1,003	$1,346	$1,193
Insurance receivables	2,571	1,369
Debt issuance costs	861	1,150
Energy swap	372	—
Note receivable	319	—
Asset held for sale	91	—
Deposits and other	204	106
Total other assets, net	$5,764	$3,818

Amortization expense for fishing nets amounted to approximately $1.1 million, $1.2 million, and $1.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.

As of December 31, 2016 and 2015, insurance receivables primarily relate to Jones Act claims for employees aboard its vessels. This estimated amount is recorded gross of estimated claims which may be due to claimants and is included in accrued insurance liabilities.

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

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 9. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net are summarized below (in thousands):

	December 31, 2016	December 31, 2015
Land	$9,458	$9,407
Plant assets	206,897	207,249
Fishing vessels	127,149	114,453
Furniture and fixtures	15,240	12,315
Construction in progress	23,134	13,793
Total property and equipment	381,878	357,217
Less accumulated depreciation and impairment	(193,254)	(181,128)
Property, plant and equipment, net	$188,624	$176,089

Depreciation expense for 2016, 2015 and 2014 was $22.3 million, $21.1 million and $19.5 million, respectively.

The Company capitalizes interest as part of the acquisition cost of a qualifying asset. Interest is capitalized only during the period of time required to complete and prepare the asset for its intended use. For 2016, 2015 and 2014, the Company capitalized interest of approximately $0.1 million, $0.6 million and $0.6 million, respectively.

NOTE 10. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is measured as the excess of the cost of an acquisition over the sum of the amounts assigned to the fair value of tangible and intangible assets acquired less liabilities assumed. All of the Company’s goodwill and other intangible assets are the result of acquisitions in the human nutrition segment.

Goodwill is tested annually for impairment, and whenever an event occurs or circumstances change that would more likely than not indicate that the carrying value of a reporting unit that includes goodwill is greater than the fair value of that reporting unit. Determining whether an indicator of impairment has occurred during an interim period involves a significant amount of judgment.  During the interim periods, qualitative factors such as deterioration in general economic conditions, changes in the market for an entity’s products or services, declines in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods, among others, are evaluated to determine if a triggering event which would result in a potential impairment has occurred. In determining fair value of a reporting unit, the Company uses various approaches including an income approach, which is considered to be a Level 3 fair value measurement.

Wisconsin Specialty Protein

In 2015, the Company completed its annual assessment of the WSP reporting unit’s goodwill for potential impairment and estimated that the fair value of the reporting unit exceeded its carrying value by $2.5 million or 12%. Key assumptions and sensitivities related to that assessment are more fully explained in Note 10 to the consolidated financial statements in Item 8 of the Company’s Form 10-K for the fiscal year ended December 31, 2015. During the first six months of 2016, this reporting unit experienced gross profits and operating income lower than was assumed in the December 31, 2015 analysis. While dairy protein product sales grew, several relatively higher-margin products did not grow as rapidly as was anticipated in the forecast prepared as of December 31, 2015. As a result, the Company re-assessed and revised several key assumptions in its forecast for WSP. The revised assumptions included (i) lower sales growth rates, (ii) a change in the product mix that generally increased the portion of sales from relatively lower margin products, and (iii) a reduction in the long-term growth rate used in the terminal year. This resulted in a new forecast for WSP that was lower than the forecast prepared as of December 31, 2015. Based on (i) the modest excess of estimated fair value over carrying value at December 31, 2015, (ii) actual results that were less than forecast for the six months ended June 30, 2016, and (iii) a lower forecast, the Company determined that triggering events had occurred and there was sufficient evidence to indicate the need to perform an interim test for impairment of goodwill. The results of the interim test for impairment, which included the revised outlook for the business, indicated that the carrying amount of the reporting unit exceeded its fair value and the Company recorded a charge of $11.6 million to impair the goodwill for this reporting unit. The interim testing also concluded that the fair value of the reporting unit’s other indefinite-lived intangible assets (trade names) exceeded its $1.1 million carrying value by 39% and no impairment was necessary. However, as a result of actual performance being below original forecasts, changes in the mix of products sold and changes in retail customer behavior in the marketplace for the trade name, the Company determined the trade name for the reporting unit is no longer considered an indefinite-lived asset and began amortizing it during the quarter ended September 30, 2016.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Bioriginal Food & Science

During the second quarter of 2016, the Company completed its annual impairment testing of goodwill and indefinite life intangible assets related to its acquisition of Bioriginal Food & Science in September 2014. As of June 30, 2016, the calculated fair value of Bioriginal Food & Science’s trade name exceeded its $3.8 million carrying value by 21% and the calculated fair value of the reporting unit exceeded its carrying value by 26%. Therefore, impairment of these assets was not necessary. As of June 30, 2016, the Company did not consider the carrying value of these assets to be at risk due to the level of anticipated profitability of Bioriginal Food & Science. Key assumptions in the fair value calculation include sales volumes and prices, the portion of sales attributable to trade names, the cost and availability of raw materials and the discount rate. Projections used at the time of the annual impairment assessment were commensurate with historical trends and assumed generally steady growth during the projection period.

During the fourth quarter of 2016, the Company updated its forecast as part of its annual planning process, taking into account current marketplace trends and revised expectations of future product and customer sales. As a result, the Company revised several key assumptions in its forecast for the Bioriginal Food & Science reporting unit. The revised assumptions as compared to the annual assessment included (i) lower sales volumes for certain products, primarily due to slower than anticipated growth in customer demand and (ii) reduced pricing and margins for certain products due to changing market conditions. This resulted in a new forecast for Bioriginal Food & Science that was lower than the forecast prepared for the annual goodwill assessment completed in the quarter ended June 30, 2016. Drivers for this lower forecast included an unanticipated decline in order volumes from a large customer and unplanned price decreases on certain core products. Based on (i) the modest excess of estimated fair value over carrying value at June 30, 2016, (ii) actual results that were less than forecast for the third quarter of 2016, and (iii) a lower forecast, the Company determined that triggering events had occurred and there was sufficient evidence to indicate the need to perform an interim test for impairment of goodwill during the quarter ended December 31, 2016. The results of the interim test for impairment, which included the revised outlook for the business, indicated that as of December 31, 2016, the $3.2 million carrying value of Bioriginal Food & Science’s trade name exceeded its calculated fair value by approximately $0.5 million and the Company recorded a charge of $0.5 million to partially impair the trade name of this reporting unit. The calculated fair value of the Bioriginal Food & Science reporting unit exceeded its carrying value by 4%.

Key assumptions in the fair value calculation of the Bioriginal Food & Science reporting unit include moderate sales growth during the forecasted periods relative to historical results which approach a long-term terminal growth rate that approximates an inflationary index. The Company currently expects to achieve the revised assumed sales growth as compared to recent actual results through the ability to penetrate new markets primarily through expansion of the reporting unit’s liquid coconut product line. Additional key assumptions include improved profitability results during the forecasted period as compared to recent actual results due to favorable changes in product mix, minimal expected capital investment to achieve assumed growth, and the discount rate. Considering the level of sensitivity with respect to the key assumptions, if the Company does not (i) adequately anticipate changes in its customers’ demand for products, (ii) maintain sales volumes with significant customers, (iii) successfully penetrate new markets, or (iv) price products at appropriate margins above production or procurement costs, its future cash flows may fail to meet the Company’s cash flow projections. If currently unanticipated material capital investments are required, the Company may also fail to meet current cash flow projections. Increases in the risk free rate could also adversely affect the reporting unit’s assumed weighted average cost of capital. All of these factors could reduce the estimated fair value of the reporting unit and could potentially result in a material impairment in a subsequent period.

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

The following table summarizes the changes in the carrying amount of goodwill by reporting unit (in thousands):

	Bioriginal Food & Science	WSP	Cyvex and InCon	Total
January 1, 2015	$27,045	11,614	3,842	$42,501
Impairment	—	—	(3,842)	(3,842)
Foreign currency translation adjustment	(532)	—	—	(532)
December 31, 2015	$26,513	11,614	—	$38,127
Impairment	—	(11,614)	—	(11,614)
Foreign currency translation adjustment	(166)	—	—	(166)
December 31, 2016	$26,347	—	—	$26,347

The following table summarizes the Company’s intangible assets (in thousands):

	Balance at January 1, 2016	Reclassified	Amortization	Impair- ment	Foreign currency translation adjustment	Balance at December 31, 2016
Customer relationships and brand names, net of accumulated amortization of $4,230 and $6,275, respectively	$14,851	1,489	(2,045)	—	(36)	$14,259

Indefinite life intangibles – trade names/secrets and other	5,256	(1,489)	—	(512)	(10)	3,245
Total intangible assets	$20,107	—	(2,045)	(512)	(46)	$17,504

	Balance at January 1, 2015	Amortization	Impairment	Foreign currency translation adjustment	Balance at December 31, 2015
Customer relationships and non-competes, net of accumulated amortization of $2,344 and $4,230, respectively	$17,090	(1,960)	(101)	(178)	$14,851

Indefinite life intangibles – trade names/secrets and other	5,912	—	(552)	(104)	5,256
Total intangible assets	$23,002	(1,960)	(653)	(282)	$20,107

Amortization expense of the Company’s intangible assets for the years ended December 31, 2016, 2015 and 2014 was approximately $2.0 million, $2.0 million and $1.1 million, respectively. The table below shows estimated future amortization expense related to intangible assets (in thousands):

2017	$2,074
2018	2,074
2019	2,074
2020	2,074
2021	1,694
Thereafter	4,269
Total estimated future amortization expense	$14,259

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 11. NOTES PAYABLE AND LONG-TERM DEBT

The Company's long-term debt is summarized in the table below (in thousands):

	December 31,	December 31,
	2016	2015
Amounts due on Loan Agreement in August 2020, interest at a Base Rate, LIBOR, and CDOR plus an applicable margin (1.49% to 2.70% at December 31, 2015)	$—	$22,882
ING Commercial Finance B.V., interest at EURIBOR plus an applicable rate (1.67% at December 31, 2016 and 1.70% at December 31, 2015)	1,097	1,214
Total debt	1,097	24,096
Less current maturities	(1,097)	(1,214)
Long-term debt	$—	$22,882

The estimated fair value of the Company’s total debt at December 31, 2016 and December 31, 2015, based on quoted market prices available to the Company for issuance of similar debt with similar terms (level 2), approximated the carrying value.

On August 20, 2015 (the “Closing Date”), the Company and certain subsidiaries entered into a Second Amended and Restated Loan Agreement (the “Loan Agreement”) with Wells Fargo Bank, National Association, as administrative agent (the “Agent”) for the lenders (currently Wells Fargo Bank, N.A., JP Morgan Chase Bank, N.A. and BMO Harris Bank, N.A.) (collectively, the “Lenders”) pursuant to which the Lenders agreed to extend credit to the Company in the form of loans (each a “Loan” and collectively, the “Loans”) on a revolving basis of up to $125.0 million in the aggregate (the “Commitment”), with $95.0 million of such Commitment allocated to Revolving A Loans to be made to the Company or Omega Protein in U.S. Dollars or Alternative Currencies (as such term is defined in the Loan Agreement) and $30.0 million of such Commitment allocated to Revolving B Loans to be made to the Company and certain subsidiaries, including Bioriginal Food & Science, in U.S. Dollars or Canadian Dollars. The Commitment includes a sub-facility for swingline loans up to an amount not to exceed $10.0 million, a sub-facility for standby letters of credit issued for the account of the Company or Omega Protein up to an amount not to exceed $20.0 million, a sub-facility for standby or commercial letters of credit issued for the account of Bioriginal Food & Science up to an amount not to exceed $7.5 million and an accordion feature that allows the Company to increase the amount of the Commitment up to an additional $75.0 million, subject to the further commitments of the Lenders and other customary conditions precedent. The Loan Agreement amended and restated the Company’s existing senior secured credit facility (the “Prior Loan Agreement”). The proceeds of the Loan Agreement were and will be used to (a) refinance existing debt under the Prior Loan Agreement, (b) pay fees and expenses incurred in connection with the refinancing of the Prior Loan Agreement and the entry into the Loan Agreement, (c) refinance certain debt owing to HSBC Bank Canada pursuant to an agreement that has been terminated, and (d) provide ongoing working capital and for other general corporate purposes of the Company and its subsidiaries.

In total, Company had $1.2 million in deferred debt issuance costs associated with the Loan Agreement, $0.2 million of which was carried over from the Prior Loan Agreement, on the Consolidated Balance Sheet. As of December 31, 2016 unamortized debt issuance costs included in other assets was $0.9 million.

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

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
●

The Company is required to maintain on a consolidated basis a Consolidated Fixed Charge Coverage Ratio of at least 1.25 to 1.00. This ratio will be calculated at the end of each fiscal quarter. The Company’s ability to repurchase shares of its common stock or pay cash dividends on its common stock is contingent on the Company’s pro forma compliance with this ratio after giving effect to such repurchase or dividend.

As of December 31, 2016, the Company was in compliance with all financial covenants under the Loan Agreement. All Loans and all other obligations outstanding under the Loan Agreement shall be payable in full in August 2020.

As of December 31, 2016 and 2015, the Company had $0 and $22.9 million outstanding under the Loan Agreement, respectively, and approximately $8.6 million and $7.8 million in letters of credit as of December 31, 2016 and 2015, respectively. The Company has no off-balance sheet arrangements other than normal operating leases and standby letters of credit. For a more detailed description of the Loan Agreement, see the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 24, 2015.

In March 2015, Bioriginal Food & Science Europe extended the terms of its credit facility with ING Commercial Finance B.V. which provides borrowings up to an amount based on accounts receivable and inventory balances, and matures on March 31, 2018.  Advances are repayable on demand and bear interest payable monthly at 1.75% + EURIBOR (currently 1.67%).  This credit facility is secured by accounts receivable and inventory of Bioriginal Food & Science Europe to a maximum of 85% of accounts receivable and 60% of inventory.  This credit facility contains cross default provisions and other covenants.  As of December 31, 2016 and 2015, Bioriginal Food & Science Europe had $1.1 million and $1.2 million outstanding under this credit facility, respectively, which is included in current maturities.

Annual Maturities

The annual maturities of long-term debt for the five years ending December 31, 2021 and thereafter are as follows (in thousands):

2017	2018	2019	2020	2021	Thereafter
$1,097	$—	$—	$—	$—	$—

NOTE 12. RECONCILIATION OF BASIC AND DILUTED PER SHARE DATA (in thousands except per share data)

For the Years Ended December 31:	2016		2015		2014
Allocation of earnings:
Net income	$32,907		$23,975		$18,461

Income allocated to participating securities	(562)		(626)		(525)
Income allocated to common shares outstanding	$32,345		$23,349		$17,936

Weighted average common shares outstanding	21,934		21,307		20,562

Basic earnings per share		$1.47		$1.10		$0.87

Stock options assumed exercised	285		425		606
Weighted average diluted common shares and potential common share equivalents outstanding	22,219		21,732		21,168

Diluted earnings per share		$1.46		$1.07		$0.85

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Options to purchase the following number of shares of common stock (in thousands) were outstanding during the years ended December 31, 2016, 2015 and 2014 but were excluded from the computation of diluted earnings per share because the adjusted exercise prices of the options based upon the assumed proceeds were greater than the average market price of the shares during that year.

2016	2015	2014
0	0	125

NOTE 13. INCOME TAXES

The components of income before income taxes consist of the following (in thousands):

	Years Ended December 31,
	2016	2015	2014
Domestic	$48,257	$34,598	$30,137
Foreign	2,831	3,997	70
Total income before income taxes	$51,088	$38,595	$30,207

The Company’s provision for income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2016	2015	2014
Current:
State	$1,122	$1,435	$756
U.S.	15,226	8,352	6,029
Foreign	1,805	1,663	188
Deferred:
State	33	(671)	358
U.S.	522	3,889	4,452
Foreign	(527)	(48)	(37)
Provision (benefit) for income taxes	$18,181	$14,620	$11,746

As of December 31, 2016, for state income tax purposes, the Company had $8.2 million in net operating losses expiring in 2017 through 2029.

The following table reconciles the income tax provisions computed using the U.S. statutory rate of 35% for 2016, 2015 and 2014 to the provisions reflected in the financial statements (in thousands).

	Years Ended December 31,
	2016	2015	2014
Taxes at statutory rate	$17,881	$13,508	$10,569
Qualified production activities deduction	(1,564)	(762)	(403)
Non-deductible acquisition costs	—	—	809
Non-deductible U.S. Attorney settlement	420	—	—
Non-deductible officer compensation	616	1,474	382
Other non-deductible expenses	124	199	94
Tax impact of foreign earnings	(22)	(389)	2
State taxes, net of federal benefit	861	775	761
Impact of federal tax credits	(78)	(65)	(147)
Change in deferred tax asset valuation allowance	(48)	98	(33)
Other	(9)	(218)	(288)
Provision (benefit) for income taxes	$18,181	$14,620	$11,746

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Temporary differences and tax credit carryforwards that gave rise to significant portions of deferred tax assets and liabilities as of December 31, 2016 and 2015 are shown below (in thousands):

	2016	2015
Deferred tax assets:
Assets and accruals not yet deductible	$6,750	$6,596
Equity based compensation	1,874	1,626
Net operating loss carryforward	218	205
Intangible assets	2,023	—
Pension liability	4,291	4,764
State income tax	230	334
Valuation allowance	(376)	(423)
Total deferred tax assets	15,010	13,102

Deferred tax liabilities:
Property and equipment	(29,583)	(27,053)
Intangible assets	—	(1,608)
Pension and other retirement benefits	(2,311)	(2,647)
Assets currently deductible	(8,794)	(6,216)
Total deferred tax liabilities	(40,668)	(37,524)
Net deferred tax liability	$(25,678)	$(24,422)

Deferred income tax asset (liability) current	$3,390	$3,422
Deferred income tax asset (liability) non-current	(29,068)	(27,844)
Net deferred tax liability	$(25,678)	$(24,422)

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

Below is a reconciliation of the beginning and ending amount of unrecognized tax benefits, for which the ultimate deductibility is uncertain, as presented in “Other long-term liabilities” on the balance sheet (in thousands):

	2016	2015	2014
Balance at January 1,	$1,122	$1,404	$1,572
Additions for tax positions of prior years	93	205	6
Reductions for tax positions of prior years	—	—	(174)
Additions for tax positions related to the current year	450	3	—
Lapse of statute of limitation	(177)	(490)	—
Balance at December 31,	$1,488	$1,122	$1,404

The final settlement of these uncertain positions could positively or negatively impact the effective tax rate in the period settled. The anticipated change to the tax positions in the next 12 months may decrease by an immaterial amount due to the lapse of the statute of limitations and other voluntary filings by the Company.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company recorded charges of $28,000 in interest and $95,000 in penalties during the year ended December 31, 2016. The Company recorded income of $113,000 in reversed interest charges and income of $62,000 in reversed penalty charges during the year ended December 31, 2015.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 14. ACCRUED LIABILITIES

Accrued liabilities as of December 31, 2016 and 2015 are summarized below (in thousands):

	2016	2015
Insurance	$9,352	$9,751
Reserve for plant closure costs	—	375
Salary and benefits	11,677	9,630
Trade creditors	11,139	7,085
Taxes, other than income tax	523	145
Income tax	943	3,199
Bioriginal earn-out (1)	2,622	—
Energy swap liability, current portion	—	2,849
Deferred revenue (2)	1,299	99
Accrued interest	12	35
Other	361	86
Total accrued liabilities	$37,928	$33,254

(1)	The Bioriginal Food & Science earn-out liability was included in other long-term liabilities as of December 31, 2015 since it is not payable until September 2017.

(2)	Deferred revenue represents payments primarily received from international customers related to revenues which were not recognized until the subsequent period due to revenue recognition criteria.

NOTE 15. BENEFIT PLANS

Defined Contribution Plan

All qualified employees of the Company are covered under the Omega Protein 401(k) Savings and Retirement Plan (the “Plan”) as of December 31, 2016. The Company’s matching contributions to the Plan were approximately $1.4 million, $1.4 million, and $1.2 million during 2016, 2015, and 2014, respectively.

Employees of Bioriginal Food & Science are covered under a separate defined contribution plan. Bioriginal Food & Science’s matching contributions to its plan during 2016, 2015 and from the date the Company acquired Bioriginal Food & Science until December 31, 2014, were $0.2 million, $0.2 million and $0.1 million, respectively.

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

Amounts listed as pension benefits adjustment under the caption “Comprehensive Income” on the Consolidated Statements of Stockholders’ Equity of $0.9 million, $(0.5) million and $(1.4) million for 2016, 2015 and 2014, respectively, represent the change, net of tax, in the portion of the additional pension liability recorded under “Accumulated Other Comprehensive Loss” on the Consolidated Balance Sheet. During 2017, the Company expects total net periodic benefit cost to be approximately $1.4 million. The amounts in accumulated other comprehensive loss that are expected to be recognized as a component of net periodic benefit cost during the 2017 year are as follows (in thousands):

Net Actuarial Loss	$1,196

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

	Years Ended December 31,
	2016	2015
	(in thousands)

Accumulated Benefit Obligations	$24,550	$26,101

Change in Benefit Obligation
Benefit Obligation at beginning of year	$26,101	$27,068
Interest Cost	1,003	917
Actuarial (Gain) Loss	(78)	597
Benefits Paid	(2,476)	(2,481)
Benefit Obligation at end of year	$24,550	$26,101

Change in Plan Assets
Plan Assets at Fair Value at beginning of year	$20,053	$21,693
Actual Return on Plan Assets	757	(317)
Company Contributions	557	1,158
Benefits Paid	(2,476)	(2,481)
Plan Assets at Fair Value at end of year	$18,891	$20,053

Funded Status of the Plan	$(5,659)	$(6,048)

Additional Amounts Recognized in the Statement of Financial Position:
Long-term Liabilities	$(5,659)	$(6,048)

Amounts Recognized in Accumulated Other Comprehensive Loss:
Net Actuarial (Loss) Gain, net of tax	$(7,457)	$(8,335)

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Loss:
Net Actuarial (Loss) Gain, net of tax	$(9)	$(1,311)
Reversal of Amortization Item:
Amortization of Net Loss, net of tax	887	780
Total Recognized in Other Comprehensive Loss, net of tax	$878	$(531)

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

A change in the actuarial assumptions, such as the assumed discount rate, creates deferred actuarial gains or losses. Generally, when the assumed discount rate decreases compared to the prior measurement date, a deferred actuarial loss is created. When the assumed discount rate increases compared to the prior measurement date, a deferred actuarial gain is created. Actuarial gains and losses also are created when actual results differ from assumptions. The net of the deferred gains and losses are amortized to pension expense over the average service life of the remaining plan participants, when it exceeds certain thresholds defined in FASB Accounting Standards Codification (“ASC”) 715-30-35. This approach to amortization of gains and losses has the effect of reducing the volatility of pension expense attributable to investment returns and liability experience. Over time, it is not expected to reduce or increase the pension expense relative to an approach that immediately recognizes losses and gains.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As a result of the annual review of assumptions, the Company’s 2017 expected return on plan assets was consistent at 7% and the discount rate decreased from 3.99% to 3.81%. The discount rate selected by the Company is consistent with general movements in interest rates. Additionally, the Company performed a yield curve analysis which concluded that when the Citigroup Above Median Double-A Yield Curve is applied to the Plan, it produces a discount rate of 3.81% and the selected discount rate is equal to the yield curve analysis.

	Years Ended December 31,
	2016	2015
Assumptions

Weighted average assumptions used to determine benefit obligations at end of year
Discount Rate	3.81%	3.99%
Long-Term Rate of Return	7.00%	7.00%

	Years Ended December 31,
	2016	2015	2014
Weighted average assumptions used to determine net periodic benefit cost at beginning of year
Discount Rate	3.99%	3.51%	4.36%
Long-Term Rate of Return	7.00%	7.25%	7.25%

	Years Ended December 31,
	2016	2015	2014
Components of net periodic benefit cost:	(in thousands)
Interest cost	$1,003	$917	$1,093
Expected return on plan assets	(847)	(1,107)	(1,194)
Amortization of net loss	1,362	1,187	914

Net periodic benefit cost	$1,518	$997	$813

Plan Assets

The Company’s pension plan weighted-average asset allocations at December 31, 2016 and 2015, by asset category are shown below:

	Plan Assets at
	December 31,
Asset Category	2016		2015
	Actual	Target (1)	Actual	Target (1)
Equity	62.6%	60.0%	62.1%	60.0%
Debt securities	37.4	40.0	37.9	40.0
Total	100.0%	100.0%	100.0%	100.0%

(1) Target is subject to ranges that include the actual allocations.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The fair values of the Company’s pension plan assets by major category are presented below. The fair value of the Company’s plan assets are estimated based on quoted prices for similar instruments in active markets and therefore are categorized, except as noted, as Level 2 of the fair value hierarchy.

	Fair Value of Plan Assets at
	December 31, Fair Value Measurements Using Level 2 (in thousands) (except as noted)
Asset Category	2016		2015

Equity Securities
Large-Cap Growth	$4,031		$4,166
Large Company Value	1,186		1,421
Mid-Cap Growth	646		758
Mid-Cap Value	514		605
Small Company Growth	620		563
Small Company Value	836		782
International	3,094	*	3,104	*
REIT	892		1,061
Fixed Income Securities
U.S. Treasuries	1,120		1,236
U.S. Govt. Agencies	961		1,141
Corporate bonds	2,067		3,120
International fixed income	260		150
Asset-backed securities	990		550
Mortgage-backed securities	1,175		806
Cash Equivalents	500		590
Total	$18,892		$20,053

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

Equity securities do not include any of the Company’s common stock at December 31, 2016 and 2015, respectively.

Projected Benefit Payments for the years ending December 31, 2017 – 2026

(in thousands)

2017	2018	2019	2020	2021	2022-2026
$1,763	$1,749	$1,735	$1,724	$1,709	$8,100

Expected Contributions during 2017

The Company expects to make contributions of $0.5 million to the pension plan in 2017.

Stock Incentive Plans

On April 13, 2006, the Board of Directors approved the establishment of the Omega Protein Corporation 2006 Incentive Plan (“2006 Incentive Plan”) which was subsequently approved by the Company’s stockholders and became effective on June 7, 2006.

The Company granted stock options under the 2006 Incentive Plan in the form of non-qualified stock options. See “Stock-Based Compensation” regarding the method the Company utilizes to record compensation expense for employee stock options. The Company established the exercise price based on the fair market value of the Company’s stock (as defined in the relevant plan) at the date of grant. Each quarter, the Company reports the potential dilutive impact of stock options in its diluted earnings per common share using the treasury-stock method. Out-of-the-money stock options (i.e., the average stock price during the period is below the strike price of the stock option) are not included in diluted earnings per common share.

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

Stock-Based Compensation

Stock Options

      The Company has issued stock options under the 2006 Incentive Plan. Since no stock options were issued for the years ended December 31, 2016, 2015 and 2014, net income does not include any stock-based compensation costs related to stock options in the consolidated statement of comprehensive income.

A summary of option activity under the plans for years 2016, 2015 and 2014 is shown below (options in thousands):

	2016		2015		2014
	Number of	Weighted	Number of	Weighted	Number of	Weighted
	Shares	Average	Shares	Average	Shares	Average
	Underlying	Exercise	Underlying	Exercise	Underlying	Exercise
	Options	Prices	Options	Prices	Options
Outstanding at beginning of year	643	$7.74	1,349	$7.39	1,786	$6.89
Exercised	(192)	$8.68	(706)	$7.06	(427)	$5.26
Expired	—	—	—	—	(10)	$9.32
Forfeited	—	—	—	—	—	—
Outstanding and exercisable at end of year	451	$7.34	643	$7.74	1,349	$7.39

	Aggregate Intrinsic Value
	2016	2015	2014
	(in thousands)
Options outstanding as of December 31	$7,990	$9,300	$4,665
Options exercisable as of December 31	$7,990	$9,300	$4,665
Options exercised during the year	$2,972	$6,355	$4,050

The following table further describes the Company’s stock options outstanding as of December 31, 2016 (options in thousands).

			Options Outstanding and Exercisable
			Options	Weighted Average
Range of			Outstanding	Remaining	Weighted Average
Exercise Prices			at 12/31/2016	Contractual Life (years)	Exercise Prices
$2.22	to	$4.70	10	3.5	$4.27
$4.71	to	$6.00	10	2.5	$4.77
$6.01	to	$7.55	377	3.9	$6.83
$7.56	to	$10.58	14	5.3	$7.74
$10.59	to	$15.88	40	3.7	$13.41
			451	3.9	$7.34

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

     Net income for the years ended December 31, 2016, 2015 and 2014 includes $1.9 million, $2.4 million and $2.0 million ($1.2 million, $1.5 million and $1.3 million after-tax), respectively, of stock-based compensation costs related to restricted stock which are primarily included in selling, general and administrative expenses in the consolidated statement of comprehensive income. As of December 31, 2016, there was approximately $1.7 million ($1.1 million after tax) of unrecognized compensation cost related to non-vested restricted shares that is expected to be recognized over a weighted-average period of 0.7 years. Based on restricted stock issued as of December 31, 2016, share-based compensation expense for fiscal year 2017 is expected to be approximately $1.3 million ($0.8 million after tax).

The following table shows restricted stock (in thousands) granted under the 2015 Incentive Plan to the Company’s employees and non-employee directors for the year ended December 31, 2016:

Date of Restricted	Grant Date
Stock Award	Fair Value	Restricted Shares Granted	Date(s) of Vesting
March 8, 2016	$20.67	49	March 8, 2017, 2018, 2019
June 28, 2016	$18.92	22	December 29, 2016
		71

A summary of the Company’s non-vested restricted stock activity is presented below (shares in thousands).

	2016		2015		2014
	Number of	Wgt. Avg.	Number of	Wgt. Avg.	Number of		Wgt. Avg.
	Non-Vested	Grant Date	Non-Vested	Grant Date	Non-Vested		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares		Fair Value
Outstanding at beginning of year	378	$13.36	581	$10.56	479		$7.36
Granted	71	$20.12	111	$11.82	356	(1)	$13.60
Vested	(78)	$13.10	(281)	$7.52	(254)		$8.79
Forfeited	(54)	$14.83	(33)	$8.52	—		—
Outstanding at end of year	317	$14.68	378	$13.36	581		$10.56

(1)

In conjunction with the acquisition of Bioriginal Food & Science in September 2014, 238 shares of restricted common stock were issued to the Management Sellers. See Note 2 – Acquisition of Bioriginal Food & Science Corp.

The aggregate intrinsic value of the Company’s outstanding non-vested restricted stock at December 31, 2016, 2015 and 2014 was $9.5 million, $8.4 million and $6.1 million, respectively. Approximately 256,000 shares of the Company’s restricted shares outstanding at December 31, 2016 are expected to vest during the year 2017.

Performance Units

On February 6, 2014, February 26, 2015, and March 8, 2016 the Company adopted cash incentive performance unit plans. The value of the units will be determined by reference to the performance of the Company’s common stock during the relevant performance period compared to the performance of the Russell 2000 Index member companies (the “Peer Group”) during that same period. One third of the Performance Units granted will be earned at the end of each calendar year of the performance period and will be valued for the calendar year based on the Total Shareholder Return (“TSR”) of the Company compared to the TSR of the Peer Group. The performance units contain a service provision of approximately 3 years and are liability-classified awards included in accrued liabilities and other long-term liabilities which are adjusted to fair value on a quarterly basis.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s compensation expense related to performance units was approximately $1.5 million, $1.4 million and $0.3 million ($1.0 million, $0.9 million and $0.2 million after-tax) for the years ended December 31, 2016, 2015 and 2014, respectively, which is primarily reflected in selling, general and administrative expenses in the consolidated statement of comprehensive income. As of December 31, 2016, there was approximately $1.8 million ($1.2 million after tax) of unrecognized compensation cost related to performance units that is expected to be recognized over the weighted-average period of 1.6 years, of which $1.2 million ($0.8 million after tax) of compensation expense is expected to be recognized during the year 2017.

NOTE 16. COMMITMENTS AND CONTINGENCIES

Operating Lease Payable

The Company has noncancellable operating leases, primarily for land and buildings, that expire over one to eight years.

Future minimum payments under non-cancelable operating lease obligations for the five years ending December 31, 2021 and thereafter are as follows (in thousands):

2017	2018	2019	2020	2021	Thereafter
$2,618	$2,428	$1,908	$1,036	$417	$207

Rental expense for long-term operating leases was $2.5 million, $2.9 million and $3.1 million in 2016, 2015 and 2014, respectively.

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

In addition to the acquisition date cash purchase price and restricted stock, the management sellers may also earn additional amounts based on the annual adjusted Canadian dollar EBITDA of Bioriginal Food & Science’s business during each of the calendar years 2014 through 2016. For each calendar year, if the adjusted EBITDA met or exceeded agreed upon targets, the management sellers will be eligible for an earn-out payment ranging from $1.2 million to $2.9 million Canadian Dollars, subject to certain forfeitures based on termination of management sellers’ employment. Based on results for 2014, 2015 and 2016, the total payment for all three years is $3.5 million Canadian dollars.

The earn-out payments will be made in September 2017. The Company records the estimated contractual obligation as compensation expense during each year as it is deemed probable that such amount will be payable. As of December 31, 2016 and 2015, the outstanding liability associated with the earn-out was $2.6 million and $1.3 million, respectively.

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

In October 2016, the Company received a Civil Investigative Demand from the Department of Justice requesting information in connection with a False Claims Act investigation. The government’s investigation concerns whether there has been or is a violation of the False Claims Act in connection with Omega Protein’s May 2010 certification to the U.S. Department of Commerce that Omega Protein’s Reedville, Virginia facility was in compliance with federal environmental laws in order to obtain a loan guarantee under the Department of Commerce’s Title XI loan program. That Title XI loan was repaid in full in November 2015 and the Company and its subsidiaries currently have no Title XI indebtedness outstanding. The Company has delivered responsive documents to the Department of Justice. The Company cannot predict the outcome of the investigation or the effect of the findings of the investigation on the Company, but it is possible that the foregoing matter could result in a material adverse effect on the Company’s business, reputation, results of operation and financial condition.

In December 2016, the Company received a subpoena from the Securities and Exchange Commission requesting information in connection with an investigation relating to a Company subsidiary’s compliance with its probation terms and the Company’s protection of whistleblower employees. The Company is in the process of delivering responsive documents to the Securities and Exchange Commission. The Company cannot predict the outcome of the investigation or the effect of the findings of the investigation on the Company, but it is possible that the foregoing matter could result in a material adverse effect on the Company’s business, reputation, results of operation and financial condition.

In December 2016, Omega Protein entered into a plea agreement with the United States Attorney’s Office for the Western District of Louisiana to resolve the previously disclosed government investigation related to that subsidiary’s Abbeville, Louisiana operations. Under the plea agreement, the subsidiary agreed to plead guilty to two felony counts under the Clean Water Act. The plea agreement provides for a sentence consisting of (i) a $1.0 million fine, (ii) a three-year probationary period for the subsidiary ending in January 2020, and (iii) a payment by the subsidiary of $0.2 million for community service. The plea agreement was approved by the U.S. District Court for the Western District of Louisiana on January 18, 2017.

In December 2016, the U.S. District Court for the Eastern District of Virginia held a hearing on a previously disclosed motion filed by the U.S. Attorney for the Eastern District of Virginia to revoke Omega Protein’s probation relating to a June 2013 plea agreement because of issues resolved by the plea agreement described in the prior paragraph. At that hearing, the Virginia court imposed an additional two-year probation period on Omega Protein to run from June 4, 2016 to June 4, 2018. The remainder of this two year probation period will run concurrently with the three year probation period set forth in the plea agreement described in the prior paragraph.

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

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 17. ENERGY SWAP AGREEMENTS

The Company does not enter into financial instruments for trading or speculative purposes. During 2016, 2015 and 2014, Omega Protein entered into energy swap agreements to manage portions of its cash flow exposure related to the volatility of natural gas, diesel and fuel oil energy prices for its fish meal and fish oil production operations. The swaps effectively fix pricing for the quantities listed below during the consumption periods.

Energy Swap	Consumption Period			Quantity	Price Per Unit	Energy Swap Asset/(Liability) as of December 31, 2016	Deferred Tax Asset/(Liability) as of December 31, 2016
						(in thousands)
Diesel - NYMEX Heating Oil Swap	May	-	November, 2017	2,732,960 Gallons	$1.47	$717	$(251)
Natural Gas - NYMEX Natural Gas Swap	April	–	October, 2017	375,700 MMBTUs	$2.85	268	(94)
Propane – Natural Gas Liquids Swap	June	-	November, 2017	2,566,800 Gallons	$0.45	543	(190)
Diesel - NYMEX Heating Oil Swap	May	-	November, 2018	1,800,000 Gallons	$1.65	216	(75)
Natural Gas - NYMEX Natural Gas Swap	April	–	October, 2018	283,400 MMBTUs	$2.84	22	(8)
Propane – Natural Gas Liquids Swap	June	-	November, 2018	1,470,000 Gallons	$0.53	171	(60)
						$1,937	$(678)

Energy Swap	Consumption Period			Quantity	Price Per Unit	Energy Swap Asset/(Liability) as of December 31, 2015	Deferred Tax Asset/(Liability) as of December 31, 2015
						(in thousands)
Diesel - NYMEX Heating Oil Swap	May	-	November, 2016	2,418,679 Gallons	$2.23	$(2,319)	$812
Natural Gas - NYMEX Natural Gas Swap	April	–	October, 2016	374,850 MMBTUs	$3.05	(207)	72
Propane – Natural Gas Liquids Swap	June	-	November, 2016	1,902,590 Gallons	$0.58	(322)	113
Diesel - NYMEX Heating Oil Swap	May	-	November, 2017	716,560 Gallons	$1.69	(165)	58
Natural Gas - NYMEX Natural Gas Swap	April	–	October, 2017	187,400 MMBTUs	$2.97	(45)	15
						$(3,058)	$1,070

As of December 31, 2016, Omega Protein has recorded a long-term asset included in other assets of $0.4 million, net of the current portion included in prepaid expenses and other current assets of $1.5 million, to recognize the fair value of energy swap derivatives, and has also recorded a deferred tax liability of $0.7 million associated therewith. As of December 31, 2015, Omega Protein has recorded a long-term liability of $0.2 million, net of the current portion included in other current liabilities of $2.9 million, to recognize the fair value of energy swap derivatives, and has also recorded a deferred tax asset of $1.1 million associated therewith. The effective portion of the change in fair value from inception to December 31, 2016 is recorded in “accumulated other comprehensive loss” in the Company’s consolidated financial statements. The following table illustrates the changes recorded, net of tax, in accumulated other comprehensive income (loss) resulting from the energy swap agreements.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	(in thousands)
	2016	2015
Balance at January 1	$(2,012)	$(2,137)
Net loss (gain), net of tax, reclassified to unallocated inventory cost pool	1,305	2,083
Net change associated with current period swap transactions, net of tax,	1,968	(1,958)
Balance at December 31	$1,261	$(2,012)

The $1.3 million reported in accumulated other comprehensive loss as of December 31, 2016 will be reclassified to the unallocated inventory cost pool in the period when the energy consumption takes place. The amount to be reclassified, net of taxes, during the next 12 months is expected to be approximately $1.0 million.

The aggregate fair value of derivative instruments in gross asset (liability) positions as of December 31, 2016 and 2015 was $2.0 million and ($3.1) million, respectively. These amounts represent the maximum exposure to loss at the reporting date as a result of all of the counterparties failing to perform as contracted.

As of December 31, 2016 (in thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts of Assets (Liabilities) Offset	Net Amounts of Assets (Liabilities) Presented in the Balance Sheet
Energy swap derivatives – asset position	$1,962	$(25)	$1,937

As of December 31, 2015 (in thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts of Assets (Liabilities) Offset	Net Amounts of Assets (Liabilities) Presented in the Balance Sheet
Energy swap derivatives – liability position	$(3,058)	$—	$(3,058)

If, at any time, the swaps are determined to be ineffective due to changes in the Company’s energy usage, price correlations or underlying hedge agreements or assumptions, the fair value of the portion of the energy swaps determined to be ineffective will be recognized as a gain or loss in cost of sales for the applicable period. For 2016 and 2015, the Company recognized a loss of less than $0.1 million and a gain of $0.1 million, respectively, to cost of sales resulting from transactions associated with the ineffectiveness of diesel energy swaps. The fair value of all outstanding derivatives is determined using a model with inputs that are observable in the market or can be derived from or corroborated by observable data (level 2).

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

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Subsequent to December 31, 2016, Omega Protein entered into the following energy swap agreements:

Energy Swap	Consumption Period			Quantity	Price Per Unit
Natural Gas - NYMEX Natural Gas Swap	April	–	October, 2017	71,300 MMBTUs	$2.97
Natural Gas - NYMEX Natural Gas Swap	April	–	October, 2018	39,100 MMBTUs	$2.79
Diesel - NYMEX Heating Oil Swap	May	–	November, 2019	355,500 Gallons	$1.77
Natural Gas - NYMEX Natural Gas Swap	April	–	October, 2019	225,200 MMBTUs	$2.76

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

	Quarters Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
	(in thousands, except per share amounts)
Revenues (1)	$84,843	$112,650	$108,753	$84,585
Gross profit (1)	24,819	33,398	33,047	22,635
Operating income (1) (3) (4) (5)	14,643	8,973	22,003	7,993
Net income (1)	8,380	5,663	14,553	4,311
Earnings per share (2):
Basic	0.38	0.25	0.65	0.19
Diluted	0.37	0.25	0.64	0.19

	Quarters Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
	(in thousands, except per share amounts)
Revenues (1)	$71,623	$93,176	$112,216	$82,296
Gross profit (1)	14,795	25,831	35,193	23,084
Operating income (1) (3) (4)	3,660	14,388	17,244	6,497
Net income (1)	1,669	8,804	10,574	2,928
Earnings per share (2):
Basic	0.08	0.41	0.48	0.13
Diluted	0.08	0.40	0.47	0.13

(1)	Revenues, gross profit, operating income, and net income are rounded to thousands each quarter. Therefore, the sum of the quarterly amounts may not equal the annual amounts reported.

(2)

Earnings per share are computed independently for each quarter and the full year based upon respective average shares outstanding. Therefore, the sum of the quarterly earnings per share amounts may not equal the annual amounts reported.

(3)

The quarters ended March 31, June 30, September 30 and December 31, 2016 have $0.6 million, $1.0 million, $0.7 million and less than $0.1 million of expenses, respectively, related to the loss on the plant closure. The quarters ended March 31, June 30, September 30 and December 31, 2015 have $0.6 million, $0.6 million, $0.6 million and $4.7 million of expenses, respectively, related to the loss on plant closures.

(4)

Included in the quarters ended June 30, 2016 and December 31, 2016 are $11.6 million and $0.5 million of charges, respectively, related to impairment of goodwill and other intangible assets. Included in the quarters ended September 30 and December 31, 2015 are $4.0 million and $5.0 million of charges, respectively, related to impairment of property, plant and equipment, goodwill and other intangible assets.

(5)	The quarters ended September 30 and December 31, 2016 have charges of $0.4 million and $1.4 million, respectively, related to a U.S. Attorney investigation.

OMEGA PROTEIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

NOTE 19. SUBSEQUENT EVENT

In January 2017, the Company’s Board of Directors established a dividend program under which the Company intends to pay a regular quarterly cash dividend to the holders of the Company’s common stock. The initial quarterly cash dividend of $0.05 per share is payable on March 15, 2017 to shareholders of record as of the close of business on February 22, 2017.

On February 22, 2017, the Company announced that it has initiated a strategic alternatives review for the Company’s human nutrition segment. That review could result in, among other things, a sale, consolidation or business combination, asset divestiture, partnering or other collaboration agreements with respect to the human nutrition segment in one or more transactions, continuing to operate the human nutrition segment in the ordinary course of business or an exit from portions of that business. However, there can be no assurance that the Company will be successful in identifying or completing any strategic alternative, that any such strategic alternative will yield additional value for shareholders or that the review process will not have an adverse impact on the Company’s business. In addition, if the review were to result in a sale of the human nutrition segment, it would make the Company more susceptible to factors affecting its animal nutrition segment.

The Company has not set a timetable for completion of the strategic alternatives review process and does not intend to discuss or disclose developments with respect to the process unless and until such time as the Board of Directors has approved a definitive course of action or otherwise concludes its review of strategic alternatives.

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

(b) Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2016. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 based upon criteria set forth in 2013 in a report entitled “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment and those criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein. (See Item 8. Financial Statements and Supplementary Data.)

(c) Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Pursuant to General Instruction G of Form 10-K, the information called for by Item 10 of Part III of Form 10-K is incorporated by reference to the information set forth in the Company’s definitive proxy statement relating to its 2017 Annual Meeting of Stockholders (the “2017 Proxy Statement”) to be filed pursuant to Regulation 14A under the Exchange Act, in response to Items 401, 405 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K under the Securities Act of 1933 and the Exchange Act (“Regulation S-K”). Reference is also made to the information appearing in Item 1 of Part I of this Annual Report on Form 10-K under the caption “Business and Properties—Executive Officers of the Registrant.”

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

Item 11.    Executive Compensation.

          Pursuant to General Instruction G of Form 10-K, the information called for by Item 11 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2017 Proxy Statement in response to Items 402 and 407(e)(4) and (e)(5) of Regulation S-K.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Pursuant to General Instruction G of Form 10-K, the information called for by Item 12 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2017 Proxy Statement in response to Items 201(d) and 403 of Regulation S-K.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Pursuant to General Instruction G of Form 10-K, the information called for by Item 13 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2017 Proxy Statement in response to Items 404 and 407(a) of Regulation S-K.

OMEGA PROTEIN CORPORATION

Item 14.    Principal Accountant Fees and Services.

Pursuant to General Instruction G of Form 10-K, the information called for by Item 14 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2017 Proxy Statement in response to Item 9(e) of Schedule 14A.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a) (1)   The Company’s consolidated financial statements listed below have been filed as part of this report:

Report of Independent Registered Public Accounting Firm

Consolidated balance sheets as of December 31, 2016 and 2015

Consolidated statements of comprehensive income for the years ended December 31, 2016, 2015 and 2014

Consolidated statements of cash flows for the years ended December 31, 2016, 2015 and 2014

Consolidated statements of stockholders’ equity for the years ended December 31, 2016, 2015 and 2014

Notes to consolidated financial statements

(a) (2)   Financial Statement Schedule

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS (in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period

December 31, 2014:
Allowance for doubtful accounts (A)	$387	$93	$36	$444

December 31, 2015:
Allowance for doubtful accounts (A)	$444	$206	$74	$576

December 31, 2016:
Allowance for doubtful accounts (A)	$576	$188	$19	$745

(A)	Includes allowance for doubtful accounts receivable and insurance receivable.

(a)	(3) Exhibits

2.1*	—

Agreement and Plan of Merger between Marine Genetics, Inc. and Omega Protein Corporation (“Omega” or the “Company”) (Exhibit 2.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 [Registration No. 333-44967] filed with the SEC on April 2, 1998)

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

2.4*	—	Stock Purchase Agreement dated as of December 16, 2010 by and between Omega and Gilbert Gluck (Exhibit 10.17 to the Company’s Current Report on Form 8-K filed with the SEC on December 10, 2010)

2.5*†	—

Equity Purchase Agreement dated as of September 9, 2011 by and among Omega, InCon Processing, LLC, InCon International, Inc. and the shareholders of InCon International, Inc. (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 12, 2011)

3.1*	—	Articles of Incorporation of Omega (Exhibit 3.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 [Registration No. 333-44967] filed with the SEC on April 2, 1998)

OMEGA PROTEIN CORPORATION

3.2*	—	Amended and Restated Bylaws of Omega dated November 5, 2015 (Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 9, 2015)

3.3*	—

Certificate of Withdrawal of Certificate of Designation with respect to the Company’s Series A Junior Participating Preferred Stock (Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2014)

3.4*		First Amendment to the Amended and Restated Bylaws of Omega Protein Corporation (Appendix B to the Company’s Proxy Statement on Schedule 14A filed with the SEC on May 23, 2016).

4.1*	—	Form of Common Stock Certificate (Citizen) (Exhibit 4.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 [Registration No. 333-44967] filed with the SEC on April 2, 1998)

4.2*	—	Form of Common Stock Certificate (Non-Citizen) (Exhibit 4.2 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 [Registration No. 333-44967] filed with the SEC on April 2, 1998)

10.1*†	—	Form of Amended and Restated Indemnification Agreement for all Officers and Directors (Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for quarter ended June 30, 2003)

10.2*†	—	Omega Protein Corporation 2006 Incentive Plan (Appendix A to the Company’s Proxy Statement on Schedule 14A dated April 26, 2006)

10.3*†	—	Omega Protein, Inc. Executive Medical Plan dated August 1993 (Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

10.4*	—

Lease dated July 1, 1992 with Ardoin Limited Partnership (Exhibit 10.12 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 [Registration No. 333-44967] filed with the SEC on April 1, 1998)

10.5*	—

Amendment One Lease Extension dated February 22, 2006 to Lease Agreement dated July 1, 2002 between the Ardoin Limited Partnership and Omega Protein, Inc. (formerly known as Zapata Haynie Corporation) (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 28, 2006)

10.6*	—

Lease Agreement dated November 25, 1997 with O. W. Burton, Jr., individually and as trustee of the Trust of Anna Burton (Exhibit 10.13 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 [Registration No. 333-44967] filed with the SEC on April 1, 1998)

10.7*	—

Commercial Lease Agreement dated January 1, 1971 with Purvis Theall and Ethlyn Cessac (Exhibit 10.15 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 [Registration No. 333-44967] filed with the SEC on April 1, 1998)

10.8*	—

Lease Amendment and Option to Purchase, effective as of August 1, 2006, between Ivy and Dola Richard and Omega Protein, Inc. (Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)

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

OMEGA PROTEIN CORPORATION

10.12*†	—

First Amendment to the Amended and Restated Executive Employment Agreement dated as of December 3, 2008, between John D. Held and Omega Protein Corporation (Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 8, 2008)

10.13*†	—	Employment Agreement between Omega Protein Corporation and Dr. Mark Griffin dated as of January 1, 2012 (Exhibit 10.4 to the Company’s Form 8-K filed with the SEC on January 4, 2012)

10.14*†	—	Form of Stock Option Agreement dated June 7, 2006 for each Independent Director (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 9, 2006)

10.15*	—	Lease Agreement between BMC Software Texas, L.P. and Omega Protein Corporation dated as of August 18, 2005 (Exhibit 10.1 to the Company’s Protein Current Report on Form 8-K dated August 17, 2005)

10.16*	—	First Amendment to Lease Agreement between BMC Software Texas, L.P. and Omega dated as of September 15, 2005 (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 15, 2005)

10.17*	—

Second Amendment dated December 19, 2014 to Lease Agreement by and between PKY-2101 CityWest 3 & 4, L.P. and Omega Protein Corporation (Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014)

10.18*†	—	Form of Stock Option Agreement dated December 1, 2010 (Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on December 6, 2010)

10.19*†	—

Form of Form of Restricted Stock Agreement dated as of December 12, 2011, between Omega Protein Corporation and each of Bret D. Scholtes, John D. Held, Andrew C. Johannesen, Dr. Mark E. Griffin, Matthew Phillips and Gregory Toups (Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on December 16, 2011)

10.20*†	—	Restricted Stock Agreement for Bret D. Scholtes dated as of January 1, 2012 (Exhibit 10.6 to the Company’s Form 8-K filed with the SEC on January 4, 2012)

10.21*†	—	Non-Statutory Stock Option Agreement for David W. Wehlmann dated April 1, 2012 (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 2, 2012)

10.22*†	—

Form of Restricted Stock Agreement dated as of December 4, 2012, between Omega Protein Corporation and each of Bret D. Scholtes, John D. Held, Andrew C. Johannesen, Dr. Mark E. Griffin, Matthew Phillips and Gregory Toups (Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on December 7, 2012)

10.23*†	—	Employment Agreement between Cyvex Nutrition, Inc. and Matthew Phillips dated as of January 1, 2013 (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2013)

10.24*	—

Plea Agreement entered into on June 4, 2013, between the United States Attorney’s Office for the Eastern District of Virginia and Omega Protein, Inc. (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 5, 2013)

10.25*	—	Form of Restricted Stock Agreement for Outside Directors dated as of July 1, 2013 (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 24, 2013)

10.26*†	—	Omega Protein Corporation 2015 Cash Incentive Performance Unit Plan (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 27, 2015)

10.27*	—	Rental Agreement dated June 26, 2013 between T. Mast and J.P. Mast and Bioriginal Europe/Asia (Exhibit 10.62 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014)

OMEGA PROTEIN CORPORATION

10.28*†	—

Employment Agreement dated as of March 10, 2015 between Omega Protein Corporation and Montgomery Deihl (Exhibit 10.63 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014)

10.29*†	—

Employment Agreement dated April 1, 2013 between Joseph R. Vidal and Bioriginal Food & Science Corp. (Exhibit 10.64 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014)

10.30*†	—	Form of Restricted Stock Agreement for February 26, 2015 grants of restricted stock awards (Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 27, 2015)

10.31*†	—	Omega Protein Corporation 2015 Long Term Incentive Plan (Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 29, 2015)

10.32*†	—	Form of Award of Restricted Stock Agreement for independent directors dated June 25, 2015 (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2015)

10.33*	—

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

10.34*	—

Second Amended and Restated Revolving Credit Note (Revolving A Loans) dated as of August 20, 2015 executed by Omega Protein Corporation and Omega Protein, Inc., and made payable to Wells Fargo Bank, National Association (Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 24, 2015)

10.35*	—

Revolving Credit Note (Revolving B Loans) dated as of August 20, 2015 executed by Omega Protein Corporation, Omega Protein, Inc. and Bioriginal Food & Science Corp., and made payable to Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on August 24, 2015)

10.36*	—

Amended and Restated Revolving Credit Note (Revolving A Loans) dated as of August 20, 2015 executed by Omega Protein Corporation and Omega Protein, Inc., and made payable to JPMorgan Chase Bank, N.A. (Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 24, 2015)

10.37*	—

Revolving Credit Note (Revolving B Loans) dated as of August 20, 2015 executed by Omega Protein Corporation, Omega Protein, Inc. and Bioriginal Food & Science Corp., and made payable to JPMorgan Chase Bank, N.A. (Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on August 24, 2015)

10.38*	—

Revolving Credit Note (Revolving A Loans) dated as of August 20, 2015 executed by Omega Protein Corporation and Omega Protein, Inc., and made payable to BMO Harris Bank N.A. (Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on August 24, 2015)

10.39*	—

Revolving Credit Note (Revolving B Loans) dated as of August 20, 2015 executed by Omega Protein Corporation, Omega Protein, Inc. and Bioriginal Food & Science Corp., and made payable to BMO Harris Bank N.A. (Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on August 24, 2015)

10.40*	—

Amended and Restated Swingline Note dated as of August 20, 2015 executed by Omega Protein Corporation and Omega Protein, Inc., and made payable to Wells Fargo Bank, National Association (Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on August 24, 2015)

10.41*†	—

Second Amended and Restated Guaranty Agreement dated as of August 20, 2015 by Protein Finance Company, Omega Shipyard, Inc., Protein Industries, Inc., Cyvex Nutrition, Inc., InCon Processing, L.L.C. and Wisconsin Specialty Protein, LLC in favor of Wells Fargo Bank, National Association (Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on August 24, 2015)

OMEGA PROTEIN CORPORATION

10.42*†	—

Employment Agreement dated as of August 31, 2015 by and between Mark Livingston and Omega Protein Corporation (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2015)

10.43*†	—	Award of Restricted Stock Agreement for Mark Livingston dated August 31, 2015 (Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2015)

10.44*†		Omega Protein Corporation 2016 Cash Incentive Performance Unit Plan (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 11, 2016).

10.45*†		Form of Award of Restricted Stock Agreement for March 8, 2016 grants of restricted stock awards (Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 11, 2016).

10.46*†		Form of Award of Restricted Stock Agreement for Independent Directors dated June 28, 2016 (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2016).

10.47*

Termination of Lease Agreement dated as of June 9, 2016 between The Ardoin Limited Partnership, LR Henry, LLC and Omega Protein, Inc. (Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016 filed with the SEC on August 3, 2016).

10.48*

Plea Agreement entered into on December 15, 2016, between the United States Attorney’s Office for the Western District of Louisiana and Omega Protein, Inc. (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2016).

21	—	Schedule of Subsidiaries

23.1	—	Consent of PricewaterhouseCoopers LLP

24.1	—	Power of Attorney (included on signature page of this Annual Report on Form 10-K).

31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-15(e)/Rule 15d-15(e)

31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-15(e)/Rule 15d-15(e)

32.1	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

#101.INS	—	XBRL Instance Document

#101.SCH	—	XBRL Taxonomy Extension Schema Document

#101.PRE	—	XBRL Taxonomy Presentation Linkbase Document

#101.LAB	—	XBRL Taxonomy Label Linkbase Document

#101.CAL	—	XBRL Taxonomy Calculation Linkbase Document

#101.DEF	—	XBRL Definition Linkbase Document

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

Item 16.    Form 10-K Summary.

Not applicable.

OMEGA PROTEIN CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 1, 2017.

OMEGA PROTEIN CORPORATION (Registrant)

By:	/s/ Andrew C. Johannesen
Andrew C. Johannesen
Executive Vice President and Chief Financial Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Bret D. Scholtes or Andrew C. Johannesen, or either of them, his or her true and lawful attorney’s in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, any and all capacities, to sign his or her name to the Company’s Form 10-K for the year ended December 31, 2016 and any or all amendments, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bret D. Scholtes	President, Chief Executive Officer	March 1, 2017
Bret D. Scholtes	and Director

/s/ Andrew C. Johannesen	Executive Vice President and	March 1, 2017
Andrew C. Johannesen	Chief Financial Officer

/s/ Mark A. Livingston	Vice President and	March 1, 2017
Mark A. Livingston	Chief Accounting Officer

/s/ Gary R. Goodwin	Chairman of the Board	March 1, 2017
Gary R. Goodwin

/s/ Gary L. Allee	Director	March 1, 2017
Gary L. Allee

/s/ Stephen Bryan	Director	March 1, 2017
Stephen Bryan

/s/ Michael N. Christodolou	Director	March 1, 2017
Michael N. Christodolou

/s/ David H. Clarke	Director	March 1, 2017
David H. Clarke

/s/ David A. Owen	Director	March 1, 2017
David A. Owen

/s/ David W. Wehlmann	Director	March 1, 2017
David W. Wehlmann