Form 10-Q
period 2017-03-31
OMEGA PROTEIN CORP
filed 2017-05-08
CIK 1053650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Yes X No ___.

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐              Accelerated filer ☒                     Non-accelerated filer ☐ (Do not check if a smaller reporting company)

Smaller reporting company ☐     Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes      No X .

Number of shares outstanding of the Registrant's Common Stock, par value $0.01 per share, on May 2, 2017: 22,440,733.

OMEGA PROTEIN CORPORATION

OMEGA PROTEIN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

(In thousands, except par value amounts)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements and Notes

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$23,586	$37,412
Receivables, net	39,550	38,796
Inventories, net	109,411	108,711
Prepaid expenses and other current assets	4,146	4,707
Total current assets	176,693	189,626
Property, plant and equipment, net	195,475	188,624
Goodwill	26,417	26,347
Other intangible assets, net	17,035	17,504
Other assets, net	4,742	5,764
Total assets	$420,362	$427,865

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$1,439	$1,097
Accounts payable	14,573	17,099
Accrued liabilities	25,877	37,928
Total current liabilities	41,889	56,124
Deferred tax liability, net	29,019	25,678
Pension liabilities, net	5,597	5,659
Other long-term liabilities	2,627	3,717
Total liabilities	79,132	91,178

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 authorized shares; none issued	—	—
Common Stock, $0.01 par value; 80,000,000 authorized shares; 22,629,052 and 22,579,626 shares issued and 22,440,733 and 22,411,695 shares outstanding at March 31, 2017 and December 31, 2016, respectively	223	223
Capital in excess of par value	156,307	155,761
Retained earnings	197,109	192,150
Treasury stock, at cost – 188,319 and 167,931 shares at March 31, 2017 and December 31, 2016, respectively	(3,385)	(2,894)
Accumulated other comprehensive loss	(9,024)	(8,553)
Total stockholders’ equity	341,230	336,687
Total liabilities and stockholders’ equity	$420,362	$427,865

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OMEGA PROTEIN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2017	2016
Revenues	$73,569	$84,843
Cost of sales	53,378	60,024
Gross profit	20,191	24,819

Selling, general, and administrative expense	10,251	8,933
Research and development expense	523	636
Loss related to plant closures	—	642
Gain on disposal of assets	(385)	(35)
Operating income	9,802	14,643
Interest expense	(81)	(145)
Loss on foreign currency	(888)	(1,431)
Other expense, net	(50)	(79)
Income before income taxes	8,783	12,988

Provision for income taxes	2,703	4,608
Net income	6,080	8,380

Other comprehensive income (loss):
Foreign currency translation adjustment net of tax expense $41 and $390, respectively	77	725
Energy swap adjustment, net of tax benefit (expense) of $403 and ($64), respectively	(748)	118
Pension benefits adjustment, net of tax expense of $108 and $120, respectively	200	222
Comprehensive income	$5,609	$9,445
Basic earnings per share (See Note 14)	$0.27	$0.38
Weighted average common shares outstanding	22,124	21,861
Diluted earnings per share (See Note 14)	$0.27	$0.37
Weighted average common shares and potential common share equivalents outstanding	22,428	22,168
Dividends declared per common share outstanding	$0.05	$—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OMEGA PROTEIN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$6,080	$8,380
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,529	6,216
Loss related to plant closures	—	613
Loss (gain) on disposal of assets	(385)	(35)
Provisions for losses on receivables	7	26
Share based compensation	467	472
Deferred income taxes	3,733	528
Unrealized loss on foreign currency fluctuations, net	888	1,431
Changes in assets and liabilities:
Receivables	(1,200)	(8,384)
Inventories	(631)	10,429
Prepaid expenses and other current assets	(144)	1,707
Other assets	284	(374)
Accounts payable	(3,049)	(5,770)
Accrued liabilities	(10,958)	(3,818)
Pension liability, net	138	80
Other long term liabilities	(1,197)	(719)
Net cash provided by operating activities	562	10,782
Cash flows from investing activities:
Capital expenditures	(13,855)	(9,704)
Proceeds from disposition of assets	676	35
Net cash used in investing activities	(13,179)	(9,669)
Cash flows from financing activities:
Dividends paid	(1,121)	—
Principal payments of long-term debt	—	(5,500)
Proceeds from long-term debt	324	5,232
Treasury stock repurchase	(491)	(358)
Proceeds from equity compensation transactions	79	—
Excess tax benefit of equity compensation transactions	—	211
Net cash used in financing activities	(1,209)	(415)
Net (decrease) increase in cash and cash equivalents	(13,826)	698
Translation effect on cash	—	23
Cash and cash equivalents at beginning of year	37,412	661
Cash and cash equivalents at end of period	$23,586	$1,382

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

The human nutrition segment operates under the “tera’s®” branded product and “Bioriginal” names. Bioriginal has three primary product lines: specialty oils, protein products and other nutraceutical ingredients. Bioriginal is comprised primarily of three subsidiaries: Bioriginal Food & Science Corp. (“Bioriginal Food & Science”), Wisconsin Specialty Protein, L.L.C. (“WSP”) and Cyvex Nutrition, Inc. (“Cyvex”). Bioriginal Food & Science, acquired by the Company in September 2014 and headquartered in Saskatoon, Canada with additional operations in the Netherlands, is a supplier of plant and marine based specialty oils to the food and nutraceutical industries. WSP, acquired by the Company in 2013, is a manufacturer and marketer of specialty dairy proteins and other related products headquartered in Madison, Wisconsin and operates a production facility in Reedsburg, Wisconsin. Cyvex is located in Irvine, California and is a supplier for the food and nutraceutical industries.

Basis of Presentation

These interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally provided have been omitted. The interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the Company’s consolidated financial position as of March 31, 2017, and the results of its operations and cash flows for the three month periods ended March 31, 2017 and 2016. Quarterly operating results are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive gain (loss) included in stockholders’ equity are as follows:

Changes in Accumulated Other Comprehensive Loss by Component For the Three Months Ended March 31, 2017 (in thousands)

	Gains and Losses On Cash Flow Hedges		Defined Benefit Pension Items		Foreign Currency Translation Adjustment	Total
Balance as of December 31, 2016	$1,261		$(7,457)		$(2,357)	$(8,553)
Other comprehensive gain (loss) before reclassifications	(748)		—		77	(671)
Amounts reclassified from accumulated other comprehensive loss	—	(a)	200	(b)	—	200
Net current-period other comprehensive income	(748)		200		77	(471)
Balance as of March 31, 2017	$513		$(7,257)		$(2,280)	$(9,024)

Changes in Accumulated Other Comprehensive Loss by Component For the Three Months Ended March 31, 2016 (in thousands)

	Gains and Losses On Cash Flow Hedges		Defined Benefit Pension Items		Foreign Currency Translation Adjustment	Total
Balance as of December 31, 2015	$(2,012)		$(8,335)		$(2,691)	$(13,038)
Other comprehensive gain (loss) before reclassifications	118		—		725	843
Amounts reclassified from accumulated other comprehensive loss	—	(a)	222	(b)	—	222
Net current-period other comprehensive income	118		222		725	1,065
Balance as of March 31, 2016	$(1,894)		$(8,113)		$(1,966)	$(11,973)

(a)	This accumulated other comprehensive income component is reclassified to the unallocated inventory cost pool in the period when the energy consumption takes place.
(b)	This accumulated other comprehensive income component is included in the computation of net periodic pension costs as amortization of actuarial loss which are explained in more detail in Note 15 to the consolidated financial statements in Item 8 of the Company®€™s Form 10-K for the fiscal year ended December 31, 2016.

Recently Issued and Adopted Accounting Standards

In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-07, Compensation – Retirement Benefits, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. ASU 2017-07 requires employers to present the service cost component of the net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. The other components of net benefit cost, including interest cost, expected return on plan assets, amortization of prior service cost/credit and actuarial gain/loss, and settlement and curtailment effects, are to be presented outside of any subtotal of operating income. Employers will have to disclose the line(s) used to present the other components of net periodic benefit cost, if the components are not presented separately in the income statement. ASU 2017-07 is effective for fiscal years and interim periods beginning after December 15, 2017, and early adoption is permitted. The Company does not expect the adoption of ASU 2017-07 to have a material impact on its consolidated results of operations, financial position and related disclosures.

In December 2016, the FASB issued amendments to Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. The amendments allow entities not to make quantitative disclosures about remaining performance obligations in certain cases and require entities that use any of the new or previously existing optional exemptions to expand their qualitative disclosures. The amendments also make additional technical corrections and improvements to the new revenue standard. The guidance will be effective with the same date and transition requirements as those in ASC 606.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The ASC is effective for the Company beginning January 1, 2018. The Company is continuing to evaluate the standard’s impact on its consolidated results of operations and financial condition. The Company has conducted initial contract reviews of the most significant contracts and is currently developing a project plan to conduct detailed contract reviews to determine necessary adjustments to existing accounting policies and to support a complete evaluation of the standard’s impact on the Company’s consolidated results of operations and financial condition. For the majority of the Company’s revenue arrangements, transactions are not accounted for under industry-specific guidance that will be superseded by the ASC and generally consist of a single performance obligation to transfer promised goods. Additionally, there are expanded disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers which the Company is also developing as it works through the project plan.

Given that the Company’s assessment is still in progress, the Company is still evaluating the potential impact of the implementation of this new guidance on the Company’s consolidated financial position or results of operations. The Company currently anticipates utilizing the modified retrospective method of adoption on January 1, 2018.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation, Improvements to Employee Share-Based Payment Accounting.  ASU 2016-09 was issued as part of the FASB’s simplification initiative and affects all entities that issue share-based payment awards to their employees. ASU 2016-09 covers accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company prospectively adopted the provisions of ASU No. 2016-09 effective January 1, 2017, which decreased the provision for income taxes by $0.3 million and relocated the $0.3 million excess tax benefit of equity compensation transactions cash flow from financing to operating on the condensed consolidated statement of cash flows as compared to the presentation for the three months ended March 31, 2016.

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

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which amended existing guidance on income taxes to require the classification of all deferred tax assets and liabilities as non-current on the balance sheet.  The Company retrospectively adopted the provisions of ASU 2015-17 effective January 1, 2017, which netted the December 31, 2016 previously reported $3.4 million current deferred tax asset with the previously reported $29.1 million long-term deferred tax liability into a recasted $25.7 million long-term deferred tax liability.

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

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

NOTE 2. PLANT CLOSURES

Batavia Plant

As part of a strategic review that began in late 2015 and as a result of operating results that did not meet expectations, the Company re-assessed its business strategy to produce and sell concentrated menhaden fish oils. During this assessment, sales efforts were reduced and the Company determined that the carrying values of certain assets located at the Company’s facility in Batavia, Illinois were no longer recoverable. In March 2016, the Company decided to exit this facility. In September 2016, the Company entered into an agreement to sell substantially all of the assets of InCon Processing, L.L.C. at the Batavia facility for $0.5 million in the form of a note receivable, and that sale closed on October 3, 2016.

The following table shows all charges related to the plant closure that have been recorded in the Company’s consolidated statements of comprehensive income during the three months ended March 31, 2017, March 31, 2016 and from December 2015 to date:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016	December 2015 to March 31, 2017
	(in thousands)
Impairment of property, plant and equipment	$—	$10	$5,892
Write-off material and supplies inventory	—	239	575
Employee severance costs	—	356	611
Other closure costs	—	—	74
Total loss related to plant closure	$—	$605	$7,152

The Company does not expect additional expenses related to this closure.

Cameron Plant

In December 2013, the Company effectively closed its menhaden fish processing plant located in Cameron, Louisiana and re-deployed certain vessels from that facility to the Company’s other Gulf Coast facilities located in Abbeville, Louisiana and Moss Point, Mississippi. In conjunction with the closure, the following charges were incurred in the Company’s consolidated statements of comprehensive income during the three months ended March 31, 2017, March 31, 2016 and from December 2013 to date:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016	December 2013 to March 31, 2017
	(in thousands)
Impairment of property, plant and equipment	$—	$—	$7,922
Write-off material and supplies inventory	—	—	150
Employee severance costs	—	—	732
Estimated decommissioning costs	—	—	250
Other ongoing closure costs not attributable to future production	—	37	6,405
Total loss related to plant closure	$—	$37	$15,459

The Company does not expect additional expenses related to this closure.

NOTE 3. INDUSTRY SEGMENTS

The Company evaluates and reviews its results of operations in two segments: animal nutrition and human nutrition. These segments are managed separately and information on each segment is used by the chief operating decision maker as decisions are made about the Company’s overall resource allocation and assess performance. Key measurements include revenue growth, operating income and return on invested capital.

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

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The tables below present information about reported segments for three months ended March 31, 2017 and 2016 (in thousands):

2017	Animal Nutrition	Human Nutrition	Unallocated	Total
Revenue (1)	$39,941	$33,628	$—	$73,569
Cost of sales	25,803	27,575	—	53,378
Gross profit	14,138	6,053	—	20,191
Selling, general and administrative expenses (including research and development)	555	3,656	6,563	10,774
(Gain) loss on disposal of assets	(396)	11	—	(385)
Operating income (loss)	$13,979	$2,386	$(6,563)	$9,802
Depreciation and amortization	$5,056	$1,236	$237	$6,529
Identifiable assets	$252,012	$137,768	$30,582	$420,362
Capital expenditures	$13,820	$35	$—	$13,855

2016	Animal Nutrition	Human Nutrition	Unallocated	Total
Revenue (2)	$50,195	$34,648	$—	$84,843
Cost of sales	29,749	30,275	—	60,024
Gross profit	20,446	4,373	—	24,819
Selling, general and administrative expenses (including research and development)	486	4,136	4,947	9,569
Loss related to plant closures	37	605	—	642
Loss on disposal of assets	(35)	—	—	(35)
Operating income (loss)	$19,958	$(368)	$(4,947)	$14,643
Depreciation and amortization	$4,670	$1,354	$192	$6,216
Identifiable assets	$243,639	$156,770	$5,962	$406,371
Capital expenditures	$8,462	$1,075	$167	$9,704

(1) Excludes revenue from internal customers of $0.4 million for fish oil that was transferred from the animal nutrition segment to the human nutrition segment at cost.

(2) Excludes revenue from internal customers of $0.1 million for fish oil that was transferred from the animal nutrition segment to the human nutrition segment at cost.

A reconciliation of total segment operating income to total earnings from operations before income taxes is as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Operating income for reportable segments	$16,365	$19,590
Unallocated operating loss	(6,563)	(4,947)
Interest expense	(81)	(145)
Loss on foreign currency	(888)	(1,431)
Other expense, net	(50)	(79)
Income before income taxes	$8,783	$12,988

NOTE 4. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is measured as the excess of the cost of an acquisition over the sum of the amounts assigned to the fair value of tangible and intangible assets acquired less liabilities assumed. All of the Company’s goodwill and other intangible assets are the result of acquisitions in the human nutrition segment.

Goodwill is tested annually for impairment, and whenever an event occurs or circumstances change that would more likely than not indicate that the carrying value of a reporting unit that includes goodwill is greater than the fair value of that reporting unit. Determining whether an indicator of impairment has occurred during an interim period involves a significant amount of judgment.  During the interim periods, qualitative factors such as deterioration in general economic conditions, changes in the market for an entity’s products or services, declines in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods, among others, are evaluated to determine if a triggering event which would result in a potential impairment has occurred. In determining fair value of a reporting unit, the Company uses various approaches, including an income approach, which is considered to be a Level 3 fair value measurement.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The following table summarizes the changes in the carrying amount of goodwill (in thousands):

	Bioriginal Food & Science
January 1, 2017	$26,347
Foreign currency translation adjustment	70
March 31, 2017	$26,417	(1)

(1)	The calculated fair value of the Bioriginal Food & Science reporting unit exceeded its carrying value by 4% for the interim impairment test performed as of December 31, 2016.

The following table summarizes the Company’s intangible assets (in thousands):

	Balance at January 1, 2017	Amortization	Foreign currency translation adjustment	Balance at March 31, 2017
Customer relationships and brand names, net of accumulated amortization of $6,275 and $6,793, respectively	$14,259	(518)	41	$13,782

Indefinite life intangibles – trade names/secrets and other	3,245	—	8	3,253
Total intangible assets	$17,504	(518)	49	$17,035

	Balance at January 1, 2016	Reclassified	Amortization	Foreign currency translation adjustment	Balance at March 31, 2016
Customer relationships and brand names, net of accumulated amortization of $4,230 and $4,724, respectively	$14,851	362	(494)	71	$14,790

Indefinite life intangibles – trade names/secrets and other	5,256	(362)	—	32	4,926
Total intangible assets	$20,107	—	(494)	103	$19,716

Amortization expense of the Company’s intangible assets for each of the three months ended March 31, 2017 and 2016 was approximately $0.5 million. The table below shows estimated future amortization expense related to intangible assets (in thousands):

Remainder of 2017	$1,555
2018	2,074
2019	2,074
2020	2,074
2021	1,694
Thereafter	4,311
Total estimated future amortization expense	$13,782

The Company’s goodwill and other intangible assets are more fully explained in Note 10 to the consolidated financial statements in Item 8 of the Company’s Form 10-K for the fiscal year ended December 31, 2016.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

NOTE 5. RECEIVABLES, NET

Receivables, net are summarized below (in thousands):

	March 31, 2017	December 31, 2016
Trade	$36,639	$32,137
Insurance	1,304	4,600
Income tax	1,948	2,258
Other	405	538
Total accounts receivable	40,296	39,533
Less allowance for doubtful accounts	(746)	(737)
Receivables, net	$39,550	$38,796

NOTE 6. INVENTORY

The major classes of inventory are summarized below (in thousands):

	March 31, 2017	December 31, 2016	March 31, 2016
Fish meal	$10,499	$30,511	$17,438
Fish oil	21,177	24,191	18,195
Fish solubles	707	834	317
Unallocated inventory cost pool (including off-season costs)	31,347	8,090	29,523
Other nutraceutical products	3,671	3,648	5,877
Bioriginal Food & Science products	25,842	24,699	19,819
Dairy protein products	5,750	6,424	8,919
Other materials and supplies	10,418	10,314	9,659
Total inventory	$109,411	$108,711	$109,747

Inventory at March 31, 2017, December 31, 2016 and March 31, 2016 is stated at the lower of cost and net realizable value. The elements of the March 31, 2017 unallocated inventory cost pool include Omega Protein’s plant and vessel-related labor, utilities, rent, repairs and depreciation, which are allocated to 2017 fishing season production.

NOTE 7. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are summarized below (in thousands):

	March 31, 2017	December 31, 2016
Prepaid insurance	$1,347	$1,707
Selling expenses	35	82
Leases	360	334
Energy swap	859	1,565
Other prepaids and expenses	1,545	1,019
Total prepaid expenses and other current assets	$4,146	$4,707

Amounts included in prepaid expenses and other current assets consist primarily of prepaid operating expenses including insurance, rents, and selling expenses. Prepaid selling expenses are expensed in those periods in which the related revenue is recognized.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

NOTE 8. OTHER ASSETS, NET

Other assets, net are summarized below (in thousands):

	March 31, 2017	December 31, 2016
Fish nets, net of accumulated amortization of $1,371 and $1,069	$1,216	$1,346
Insurance receivables	2,303	2,571
Debt issuance costs	803	861
Energy swap	37	372
Note receivable	278	319
Asset held for sale	—	91
Deposits and other	105	204
Total other assets, net	$4,742	$5,764

Amortization expense for fishing nets amounted to approximately $0.3 million for each of the three months ended March 31, 2017 and 2016.

As of March 31, 2017 and December 31, 2016, insurance receivables primarily relates to Jones Act claims for employees aboard its vessels. This estimated amount is recorded gross of estimated claims which may be due to claimants and is included in accrued insurance liabilities.

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

NOTE 9. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net are summarized below (in thousands):

	March 31, 2017	December 31, 2016
Land	$9,458	$9,458
Plant assets	206,854	206,897
Fishing vessels	128,211	127,149
Furniture and fixtures	15,121	15,240
Construction in progress	34,018	23,134
Total property and equipment	393,662	381,878
Less accumulated depreciation and impairment	(198,187)	(193,254)
Property, plant and equipment, net	$195,475	$188,624

Depreciation expense for the three months ended March 31, 2017 and 2016 was $5.7 million and $5.4 million, respectively.

The Company capitalizes interest as part of the acquisition cost of a qualifying asset. Interest is capitalized only during the period of time required to complete and prepare the asset for its intended use. For each of the three month periods ended March 31, 2017 and 2016, the Company capitalized interest of approximately $0 and $0.1 million, respectively.

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

Energy Swap	Consumption Period	Quantity	Price Per Unit	Energy Swap Asset/(Liability) as of March 31, 2017	Deferred Tax Asset/(Liability) as of March 31, 2017
				(in thousands)
Diesel - NYMEX Heating Oil Swap	May - November, 2017	2,916,460 Gallons	$1.48	$263	$(92)
Natural Gas - NYMEX Natural Gas Swap	April – October, 2017	447,000 MMBTUs	$2.87	187	(65)
Propane – Natural Gas Liquids Swap	June - November, 2017	2,566,800 Gallons	$0.45	409	(143)
Diesel - NYMEX Heating Oil Swap	May - November, 2018	2,216,000 Gallons	$1.64	(21)	7
Natural Gas - NYMEX Natural Gas Swap	April – October, 2018	322,500 MMBTUs	$2.83	5	(2)
Propane – Natural Gas Liquids Swap	June - November, 2018	2,131,000 Gallons	$0.55	50	(18)
Diesel - NYMEX Heating Oil Swap	May - November, 2019	1,083,500 Gallons	$1.71	(60)	21
Natural Gas - NYMEX Natural Gas Swap	April – October, 2019	258,200 MMBTUs	$2.76	(11)	4
Propane – Natural Gas Liquids Swap	June - November, 2019	1,172,500 Gallons	$0.58	(33)	12
				$789	$(276)

Energy Swap	Consumption Period	Quantity	Price Per Unit	Energy Swap Asset/(Liability) as of December 31, 2016	Deferred Tax Asset/(Liability) as of December 31, 2016
				(in thousands)
Diesel - NYMEX Heating Oil Swap	May - November, 2017	2,732,960 Gallons	$1.47	$717	$(251)
Natural Gas - NYMEX Natural Gas Swap	April – October, 2017	375,700 MMBTUs	$2.85	268	(94)
Propane – Natural Gas Liquids Swap	June - November, 2017	2,566,800 Gallons	$0.45	543	(190)
Diesel - NYMEX Heating Oil Swap	May - November, 2018	1,800,000 Gallons	$1.65	216	(75)
Natural Gas - NYMEX Natural Gas Swap	April – October, 2018	283,400 MMBTUs	$2.84	22	(8)
Propane – Natural Gas Liquids Swap	June - November, 2018	1,470,000 Gallons	$0.53	171	(60)
				$1,937	$(678)

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

As of March 31, 2017, Omega Protein has recorded a long-term liability of $0.1 million, net of the current portion included in prepaid expenses and other current assets of $0.9 million, to recognize the fair value of energy swap derivatives, and has also recorded a deferred tax liability of $0.3 million associated therewith. As of December 31, 2016, Omega Protein has recorded a long-term asset included in other assets of $0.4 million, net of the current portion included in prepaid expenses and other current assets of $1.5 million, to recognize the fair value of energy swap derivatives, and has also recorded a deferred tax liability of $0.7 million associated therewith. The effective portion of the change in fair value from inception to March 31, 2017 is recorded in “accumulated other comprehensive loss” in the Company’s consolidated financial statements. The following table illustrates the changes recorded, net of tax, in accumulated other comprehensive income (loss) resulting from the energy swap agreements (in thousands):

	Three Months Ended March 31,
	2017	2016
Beginning balance	$1,261	$(2,012)
Net change associated with current period swap transactions, net of tax	(748)	118
Balance as of March 31,	$513	$(1,894)

The $0.5 million reported in accumulated other comprehensive loss as of March 31, 2017 will be reclassified to the unallocated inventory cost pool in the period when the energy consumption takes place. The amount to be reclassified, net of taxes, during the next 12 months is expected to be approximately $0.6 million.

The following table illustrates the fair value of derivative instruments in gross asset (liability) positions (in thousands):

As of March 31, 2017	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts of Assets (Liabilities) Offset	Net Amounts of Assets (Liabilities) Presented in the Balance Sheet
Energy swap derivatives – asset position	$1,031	$(135)	$896
Energy swap derivatives – liability position	$(116)	$9	$(107)

As of December 31, 2016	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts of Assets (Liabilities) Offset	Net Amounts of Assets (Liabilities) Presented in the Balance Sheet
Energy swap derivatives – asset position	$1,962	$(25)	$1,937

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

NOTE 11. NOTES PAYABLE AND LONG-TERM DEBT

The Company's long-term debt is summarized in the table below (in thousands):

	March 31, 2017	December 31, 2016
ING Commercial Finance B.V., interest at EURIBOR plus an applicable rate (1.64% at March 31, 2017 and 1.67% at December 31, 2016)	$1,439	$1,097
Total debt	1,439	1,097
Less current maturities	(1,439)	(1,097)
Long-term debt	$—	$—

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The estimated fair value of the Company’s total debt at March 31, 2017 and December 31, 2016, based on quoted market prices available to the Company for issuance of similar debt with similar terms (level 2), approximated carrying value.

On August 20, 2015 (the “Closing Date”), the Company and certain subsidiaries entered into a Second Amended and Restated Loan Agreement (the “Loan Agreement”) with Wells Fargo Bank, National Association, as administrative agent (the “Agent”) for the lenders (currently Wells Fargo Bank, N.A., JP Morgan Chase Bank, N.A. and BMO Harris Bank, N.A.) (collectively, the “Lenders”) pursuant to which the Lenders agreed to extend credit to the Company in the form of loans (each a “Loan” and collectively, the “Loans”) on a revolving basis of up to $125.0 million in the aggregate (the “Commitment”), with $95.0 million of such Commitment allocated to Revolving A Loans to be made to the Company or Omega Protein in U.S. Dollars or Alternative Currencies (as such term is defined in the Loan Agreement) and $30.0 million of such Commitment allocated to Revolving B Loans to be made to the Company and certain subsidiaries, including Bioriginal Food & Science, in U.S. Dollars or Canadian Dollars. The Commitment includes a sub-facility for swingline loans up to an amount not to exceed $10.0 million, a sub-facility for standby letters of credit issued for the account of the Company or Omega Protein up to an amount not to exceed $20.0 million, a sub-facility for standby or commercial letters of credit issued for the account of Bioriginal Food & Science up to an amount not to exceed $7.5 million and an accordion feature that allows the Company to increase the amount of the Commitment up to an additional $75.0 million, subject to the further commitments of the Lenders and other customary conditions precedent. The Loan Agreement amended and restated the Company’s existing senior secured credit facility (the “Prior Loan Agreement”). The proceeds of the Loan Agreement were and are expected to be used, as applicable, to (a) refinance existing debt under the Prior Loan Agreement, (b) pay fees and expenses incurred in connection with the refinancing of the Prior Loan Agreement and the entry into the Loan Agreement, (c) refinance certain debt owed to HSBC Bank Canada pursuant to an agreement that has been terminated, and (d) provide ongoing working capital and for other general corporate purposes of the Company and its subsidiaries.

As of March 31, 2017, the Company was in compliance with all financial covenants under the Loan Agreement. All Loans and all other obligations outstanding under the Loan Agreement shall be payable in full in August 2020.

As of March 31, 2017 and December 31, 2016, the Company had $0 outstanding under the Loan Agreement and approximately $8.6 million in letters of credit. The Company has no off-balance sheet arrangements other than normal operating leases and standby letters of credit.

In March 2015, Bioriginal Food & Science Europe extended the terms of its credit facility with ING Commercial Finance B.V. which provides borrowings up to an amount based on accounts receivable and inventory balances, and matures on March 31, 2018.  Advances are repayable on demand and bear interest payable monthly at 1.75% + EURIBOR (currently 1.64%).  This credit facility is secured by accounts receivable and inventory of Bioriginal Food & Science Europe to a maximum of 85% of accounts receivable and 60% of inventory.  This credit facility contains cross-default provisions and other covenants.  As of March 31, 2017 and December 31, 2016, Bioriginal Food & Science Europe had $1.4 million and $1.1 million outstanding under this credit facility, respectively, which is included in current maturities.

The Company’s notes payable and long-term debt are more fully explained in Note 11 to the consolidated financial statements in Item 8 of the Company’s Form 10-K for the fiscal year ended December 31, 2016.

NOTE 12. ACCRUED LIABILITIES

Accrued liabilities are summarized below (in thousands):

	March 31, 2017	December 31, 2016
Insurance	$5,685	$9,352
Salary and benefits	6,466	11,677
Trade creditors	8,444	11,139
Taxes, other than income tax	971	523
Income tax	467	943
Bioriginal earn-out	2,645	2,622
Deferred revenue (1)	761	1,299
Accrued interest	12	12
Other	426	361
Total accrued liabilities	$25,877	$37,928

(1)	Deferred revenue represents payments primarily received from international customers related to revenues which were not recognized until the subsequent period due to revenue recognition criteria.

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

In addition to the acquisition date cash purchase price and restricted stock, the management sellers will also earn additional amounts based on the annual adjusted Canadian dollar EBITDA of Bioriginal Food & Science’s business during each of the calendar years 2014 through 2016. For each calendar year, if the adjusted EBITDA met or exceeded agreed upon targets, the management sellers are eligible for an earn-out payment ranging from $1.2 million to $2.9 million Canadian Dollars, subject to certain forfeitures based on termination of management sellers’ employment. Based on results for 2014, 2015 and 2016, the total payment for all three years is $3.5 million Canadian dollars.

The earn-out payment will be made in September 2017. The Company recorded the estimated contractual obligation as compensation expense during each year as it was deemed probable that such amount would be payable. As of March 31, 2017 and December 31, 2016 the outstanding liability associated with the earn-out was $2.6 million.

Legal Contingencies

The Company is subject to various claims, lawsuits, investigations, inquiries and probation conditions involving its business and operations. Management believes that costs relating to these matters, if any, will not have a material adverse effect on the results of operations, cash flows or financial position of the Company, except as set forth below.

In March and April of 2017, three class action lawsuits were filed against the Company and two of its officers. One of the lawsuits was subsequently voluntarily dismissed. The plaintiffs seek damages for alleged materially misleading statements and/or material omissions by the Company. The complaints seek unspecified compensatory damages, including interest thereon, attorneys’ fees and costs. Although the Company believes the allegations in these lawsuits are without merit and intends to contest them vigorously, litigation is subject to inherent uncertainties and we are not able at this time to determine the outcome of these lawsuits or their potential liability, if any. It is possible that an adverse result in one of these lawsuits could have a material adverse effect on the Company’s business, reputation, results of operations and financial condition. In addition, defending the lawsuits may be costly and could require significant involvement of the Company’s senior management and divert management's attention from its business and operations.

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

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

In December 2016, the Company received a subpoena from the Securities and Exchange Commission requesting information in connection with an investigation relating to a Company subsidiary’s compliance with its probation terms and the Company’s protection of whistleblower employees. The Company has delivered responsive documents to the Securities and Exchange Commission. The Company cannot predict the outcome of the investigation or the effect of the findings of the investigation on the Company, but it is possible that the foregoing matter could result in a material adverse effect on the Company’s business, reputation, results of operation and financial condition.

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

Three Months Ended March 31:	2017		2016
Allocation of earnings:
Net income	$6,080		$8,380
Income allocated to participating securities	(81)		(137)
Income allocated to common shares outstanding	$5,999		$8,243

Weighted average common shares outstanding	22,124		21,861

Basic earnings per share		$0.27		$0.38

Stock options assumed exercised	304		307
Weighted average diluted common shares and potential common share equivalents outstanding	22,428		22,168

Diluted earnings per share		$0.27		$0.37

There were no options to purchase shares of common stock during the three months ended March 31, 2017 and 2016 excluded from the computation of diluted earnings per share because the adjusted exercise prices of the options based upon the assumed proceeds were greater than the average market price of the shares during that period.

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

During the three month periods ended March 31, 2017 and 2016, the Company issued 37,426 and 48,425 shares of restricted stock under the 2015 Incentive Plan, respectively, to employees. The Company’s compensation expense related to restricted stock was approximately $0.5 million ($0.3 million after tax) for each of the three months ended March 31, 2017 and 2016, which is primarily reflected in selling, general and administrative expenses in the unaudited condensed consolidated statement of comprehensive income. As of March 31, 2017, there was approximately $2.2 million ($1.4 million after tax) of unrecognized compensation expense related to non-vested restricted stock that is expected to be recognized over a weighted-average period of 0.7 years, of which $1.1 million ($0.7 million after-tax) of compensation expense is expected to be recognized during the remainder of fiscal year 2017.

Performance Units

On February 26, 2015, March 8, 2016 and February 27, 2017, the Company adopted cash incentive performance unit plans. The value of the units will be determined by reference to the performance of the Company’s common stock during the relevant performance period compared to the performance of the Russell 2000 Index member companies (the “Peer Group”) during that same period. One third of the Performance Units granted will be earned at the end of each calendar year of the performance period and will be valued for the calendar year based on the Total Shareholder Return (“TSR”) of the Company compared to the TSR of the Peer Group. The performance units contain a service provision of approximately 3 years and are liability-classified awards included in accrued liabilities and other long-term liabilities which are adjusted to fair value on a quarterly basis.

The Company’s compensation expense related to performance units was approximately $0.2 million ($0.1 million after tax) for each of the three months ended March 31, 2017 and 2016, which is primarily reflected in selling, general and administrative expenses in the unaudited condensed consolidated statement of comprehensive income. As of March 31, 2017, there was approximately $2.8 million ($1.8 million after tax) of unrecognized compensation expense related to performance units that is expected to be recognized over a weighted-average period of 2.1 years, of which $1.2 million ($0.8 million after-tax) of compensation expense is expected to be recognized during the remainder of fiscal year 2017.

NOTE 16. COMPONENTS OF NET PERIODIC BENEFIT COST

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Service cost	$—	$—
Interest cost	223	251
Expected return on plan assets	(185)	(212)
Amortization of prior service costs	—	—
Amortization of net loss	307	341
Net periodic pension cost	$345	$380

For the three months ended March 31, 2017 and 2016, the Company contributed approximately $0.1 million and $0.2 million, respectively, to the Company’s pension plan. The Company expects to make contributions of $0.4 million to the pension plan during the remainder of 2017.

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

For the three months ended March 31, 2017, the income tax provision reflects an effective tax rate of 30.8%, compared to an effective tax rate of 35.5% for the three months ended March 31, 2016. The statutory tax rate of 35% for U.S. federal taxes was in effect for each of the three month periods ended March 31, 2017 and 2016.  The decrease in the effective tax rate for the three months ended March 31, 2017 is primarily a result of the adoption of ASU 2016-09. The adoption decreased the provision for income taxes by $0.3 million due to the excess tax benefit of equity compensation transactions, which reduced the effective tax rate by 3.8%.

OMEGA PROTEIN CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Company’s MD&A contained in the Form 10-K for the fiscal year ended December 31, 2016 (the “2016 Form 10-K”), and in conjunction with the consolidated financial statements included in this report and in the 2016 Form 10-K.

Forward-looking statements in this Form 10-Q, future filings by the Company with the Securities and Exchange Commission (the “Commission” or “SEC”), the Company’s press releases and oral statements by authorized officers of the Company are intended to be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainty. The Company believes that forward-looking statements made by it are based on reasonable expectations; however, no assurances can be given that actual results will not differ materially from those contained in such forward-looking statements. Forward-looking statements include statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include the words “estimate,” “project,” “anticipate,” “expect,” “predict,” “assume,” “believe,” “could,” “would,” “hope,” “may” or similar expressions. In evaluating those statements, you should carefully consider the information above as well as the risks outlined in Item 1A. Risk Factors in the Company’s 2016 Form 10-K and this Form 10-Q.

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

The human nutrition segment operates under the “tera’s®” branded product and “Bioriginal” names. Bioriginal has three primary product lines: specialty oils, protein products and other nutraceutical ingredients. Bioriginal is comprised primarily of three subsidiaries: Bioriginal Food & Science Corp. (“Bioriginal Food & Science”), Wisconsin Specialty Protein, L.L.C. (“WSP”) and Cyvex Nutrition, Inc. (“Cyvex”). Bioriginal Food & Science, acquired by the Company in September 2014 and headquartered in Saskatoon, Canada with additional operations in the Netherlands, is a supplier of plant and marine based specialty oils to the food and nutraceutical industries. WSP, acquired by the Company in 2013, is a manufacturer and marketer of specialty dairy proteins and other related products headquartered in Madison, Wisconsin and operates a production facility in Reedsburg, Wisconsin. Cyvex is located in Irvine, California and is a supplier for the food and nutraceutical industries.

On February 22, 2017, the Company announced that it has initiated a strategic alternatives review for the Company’s human nutrition segment. That review could result in, among other things, a sale, consolidation or business combination, asset divestiture, partnering or other collaboration agreements with respect to the human nutrition segment in one or more transactions, continuing to operate the human nutrition segment in the ordinary course of business or an exit from portions of that business. However, there can be no assurance that the Company will be successful in identifying or completing any strategic alternative, that any such strategic alternative will yield additional value for shareholders or that the review process will not have an adverse impact on the Company’s business. In addition, if the review were to result in a sale of the human nutrition segment, it would make the Company more susceptible to factors affecting its animal nutrition segment. For additional information, see the first and second risk factors under “Item 1A. Risk Factors—Risks Relating to the Company’s Business and Industry” in the Company’s 2016 Form 10-K.

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

For financial information about the Company’s industry segments for the three months ended March 31, 2017 and 2016, see Note 3 – Industry Segments to the unaudited condensed consolidated financial statements in Item 1.

Company Overview

Revenues Composition. The following table sets forth the Company’s revenues by product (in millions) and the approximate percentage of total revenues represented thereby, for the indicated periods:

	Three Months Ended March 31,
	2017		2016
	Revenues	Percent	Revenues	Percent
Animal Nutrition Revenues
Fish Meal	$30.7	41.8%	$34.1	40.2%
Fish Oil	1.7	2.3	8.8	10.4
Refined Fish Oil	7.1	9.6	6.4	7.5
Fish Solubles and Other	0.4	0.5	0.9	1.1
Subtotal of Animal Nutrition	39.9	54.2	50.2	59.2

Human Nutrition Revenues
Specialty oils	26.7	36.3	27.7	32.7
Dairy protein products	4.5	6.1	4.4	5.2
Other nutraceutical ingredients	2.5	3.4	2.5	2.9
Subtotal of Human Nutrition	33.7	45.8	34.6	40.8

Total	$73.6	100.0%	$84.8	100.0%

The following table sets forth the Company’s revenues by geography (in millions) and the approximate percentage of total revenues represented thereby, for the indicated periods:

	Three Months Ended March 31,
	2017		2016
	Revenues	Percent	Revenues	Percent

U.S. - Domestic Revenues	$53.2	72.2%	$56.8	66.9%
Export Revenues	$20.4	27.8	28.0	33.1
Total	$73.6	100.0%	$84.8	100.0%

 Animal Nutrition Products

2017 Fishing Information.  At March 31, 2017, Omega Protein owned a fleet of 39 vessels and 27 spotter aircraft for use in its fishing operations and also leased additional aircraft where necessary to facilitate operations. For the 2017 fishing season in the Gulf of Mexico, which is expected to run from mid-April through October, Omega Protein plans to operate 19 fishing and carry vessels and 22 spotter aircraft. The fishing area in the Gulf is generally located along the Gulf Coast, with a concentration off the Louisiana and Mississippi coasts. The fishing season along the Atlantic coast is expected to begin in May and can extend into December. For the 2017 fishing season, Omega Protein plans to operate 7 fishing vessels and 7 independently-owned spotter aircraft along the Mid-Atlantic coast. The remaining fleet of fishing vessels and spotter aircraft are not routinely operated during the fishing season and are back-up to the active fleet, used for other transportation purposes, inactive, or in the process of refurbishment or conversion in the Company’s shipyard.

OMEGA PROTEIN CORPORATION

The results of the 2017 fishing season will depend in large part on the volume of fish caught, and the oil yield associated with the catch.  For illustrative purposes, the Company’s 2016 fish catch was 14.1% below the 2015 fish catch and related production results were 5.4% below 2015 production. The higher percentage decrease in fish catch as compared to production is due to an increase in total yield, primarily as a result of higher fish oil yields. The Company believes that fish oil yields are influenced by multiple factors, including but not limited to, fish diet, weather, water temperature and nutrient content, fish population and age of fish, but such possible relationships and inter-relationships are not generally well understood. The lower fish catch, which was partially offset by an increased fish oil yield, resulted in a higher per unit inventory cost for the 2016 fishing season as compared to the 2015 fishing season.

Sales Contracts. Omega Protein generally sells most of its products on up to a twelve-month forward contract basis with the balance sold on a spot basis through purchase orders or under longer-term forward contracts. Omega Protein’s sales contracts generally contain force majeure and other production allocation provisions. Historically, fish meal and fish oil sold on a forward contract basis have fluctuated from year to year based upon perceived market availability and forward price expectations. As of March 31, 2017, Omega Protein has sold forward on a contract basis approximately 39,000 short tons (1 short ton = 2,000 pounds) of fish meal and 20,000 metric tons (1 metric ton = 2,204.6 pounds) of fish oil for 2017. Of these 2017 forward sales, the majority was contracted during 2016. As a basis of comparison, as of March 31, 2016, Omega Protein had sold forward on a contract basis approximately 54,000 short tons of fish meal and 15,000 metric tons of fish oil for 2016.

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

We expect global supply for fish meal and fish oil to be higher in 2017 versus the prior year as a result of higher global quotas.  As a result, we currently expect lower prices for fish meal and fish oil in the second half of 2017 than were realized in 2016 and the three months ended March 31, 2017.

Omega Protein
 does not expect to be able to use H2B visa workers for its 2017 fishing season and it is possible that Omega Protein’s inability to secure a sufficient number of qualified workers could have an adverse effect on Omega Protein’s 2017 Gulf of Mexico fishing season. See “Part II – Item 1A. Risk Factors – The Company’s inability to use any H2B visa workers for its 2017 fishing season could have an adverse impact on the Company’s 2017 Gulf of Mexico fishing season.”

 Human Nutrition Products

The Company produces and sells products for human consumption in three primary product lines: specialty oils, protein products and other nutraceutical ingredients. Sales of specialty oils decreased approximately $1.0 million in the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 primarily due to a decrease in sales of coconut oil. Sales of protein products and other nutraceutical ingredients were flat when comparing the three-month periods ended March 31, 2017 and 2016.

Results of Operations

The following discussion segregates the financial results of the Company’s two industry segments: animal nutrition and human nutrition. For a discussion of the Company’s segments, see Note 3 - Industry Segments to the unaudited condensed consolidated financial statements in Item 1.

Interim Results for the First Quarters ended March 31, 2017 and 2016

Animal Nutrition

	Three Months Ended March 31,
	2017	2016	Increase (Decrease)
	(in millions)
Revenues	$39.9	$50.2	$(10.3)
Cost of sales	25.8	29.7	(3.9)
Gross profit	14.1	20.5	(6.4)
Selling, general and administrative expenses (including research and development)	0.5	0.5	—
Gain on disposal of assets	(0.4)	—	(0.4)
Operating income	$14.0	$20.0	$(6.0)

OMEGA PROTEIN CORPORATION

Revenues.    Animal nutrition revenues decreased $10.3 million, or 20.4%, from $50.2 million for the three months ended March 31, 2016 (the “Comparable Quarter”) to $39.9 million for the three months ended March 31, 2017 (the “Current Quarter”). The decrease in animal nutrition related revenues was primarily due to decreased sales volumes of 55.5% and 10.2% for the Company’s fish oil and fish meal, respectively, partially offset by increased sales prices of 29.9% and 0.4% for the Company’s fish oil and fish meal, respectively. Considering fish meal, fish oil and fish solubles sales activities in total, the Company experienced a $10.4 million decrease in revenues due to the decrease in sales volumes and a $0.1 million increase in revenues caused by increased sales prices, when comparing the Current Quarter and the Comparable Quarter. The decreases in fish oil and fish meal sales volumes are primarily due to the timing of contracts and the decreased level of inventory at the beginning of the Current Quarter due to decreased production during the 2016 fishing season compared to the 2015 fishing season. The increase in fish oil sales prices during the Current Quarter as compared to the Comparable Quarter is mainly due to a change in product mix related to a smaller relative volume of unrefined fish oil sales.

Cost of sales.    Animal nutrition cost of sales, including depreciation and amortization, for the Current Quarter was $25.8 million, a decrease of $3.9 million, or 13.3%, as compared to the Comparable Quarter. Cost of sales as a percentage of revenues was 64.6% for the Current Quarter as compared to 59.3% for Comparable Quarter. The increase in cost of sales as a percentage of revenues was primarily due to a 10.3% higher cost per unit of sales as a result of lower fish catch and production in the 2016 fishing season compared to the 2015 fishing season.

Gross profit.    Animal nutrition gross profit decreased $6.4 million, or 30.9%, from $20.5 million for the Comparable Quarter to $14.1 million for the Current Quarter due largely to the decreases in sales volumes. Gross profit as a percentage of revenue was 35.4% for the Current Quarter compared to 40.7% for the Comparable Quarter. The decrease in gross profit as a percentage of revenue was primarily due to the increased cost per unit of sales as discussed above.

Other (gains) and losses.   The Company recorded a gain on disposal of assets for the Current Quarter of $0.4 million related primarily to insurance proceeds received for a disposed asset. The gain for the Comparable Quarter was less than $0.1 million.

Human Nutrition

	Three Months Ended March 31,
	2017	2016	Increase (Decrease)
	(in millions)
Revenues	$33.6	$34.7	$(1.1)
Cost of sales	27.5	30.3	(2.8)
Gross profit	6.1	4.4	1.7
Selling, general and administrative expenses (including research and development)	3.7	4.2	(0.5)
Loss related to plant closures	—	0.6	(0.6)
Operating income (loss)	$2.4	$(0.4)	$2.8

Revenues.    Human nutrition revenues decreased $1.1 million, or 2.9%, from $34.7 million for the Comparable Quarter to $33.6 million for the Current Quarter, due to decreases in sales of specialty oils. Specialty oils revenues decreased by $1.0 million to $26.7 million (including $0.6 million from menhaden omega-3 concentrates) in the Current Quarter from $27.7 million (including $0.9 million from menhaden omega-3 concentrates and tolling) in the Comparable Quarter. The decrease in specialty oils revenues was primarily due to decreased sales of coconut oil. Protein products revenues increased by $0.1 million to $4.5 million during the Current Quarter. Other nutraceutical ingredients revenues were $2.5 million during each of the Current and Comparable Quarters.

Cost of sales.    Human nutrition cost of sales, including depreciation and amortization, for the Current Quarter was $27.5 million, a $2.8 million, or 8.9%, decrease compared to the Comparable Quarter. Human nutrition cost of sales as a percentage of revenue decreased from 87.4% for the Comparable Quarter to 82.0% for the Current Quarter, due in part to reduced raw materials cost of certain specialty oils. Specialty oils cost of sales was $21.7 million (including $0.5 million from menhaden omega-3 concentrates and tolling) and $24.7 million (including $1.7 million from menhaden omega-3 concentrates and tolling) during the Current and Comparable Quarters, respectively.

OMEGA PROTEIN CORPORATION

Protein products cost of sales was $4.3 million for the Current Quarter compared to $3.9 million during the Comparable Quarter. The increase in protein products cost of sales was mainly attributed to decreased production which resulted in a higher cost per unit of sales. Other nutraceutical ingredients cost of sales was $1.6 million during the Current Quarter compared to $1.7 million for the Comparable Quarter.

Gross profit.    Human nutrition gross profit increased $1.7 million, or 38.4%, from $4.4 million for the Comparable Quarter to $6.1 million for the Current Quarter. Gross profit as a percentage of revenue was 18.0% for the Current Quarter as compared to 12.6% for the Comparable Quarter. The increase in gross profit as a percentage of revenue was primarily due to increased specialty oil gross profit as a percentage of revenues, which includes the effect of the Batavia, Illinois oil concentration facility closure.

Selling, general and administrative expenses.    Human nutrition selling, general and administrative expenses decreased $0.5 million, or 11.6%, from $4.2 million for the Comparable Quarter to $3.7 million for the Current Quarter. The decrease in selling, general and administrative expenses is primarily due to decreased labor expenses during the Current Quarter compared to the Comparable Quarter.

Loss related to plant closures. As a result of the planned closing of the Batavia, Illinois oil concentration facility, the Company recognized a loss of $0.6 million in the Comparable Quarter. No such charge was recognized during the Current Quarter.

Unallocated

	Three Months Ended March 31,
	2017	2016	Increase (Decrease)
	(in millions)
Selling, general and administrative expenses (including research and development)	$6.6	$4.9	$1.7

Selling, general and administrative expenses (including research and development). Unallocated selling, general and administrative expenses increased $1.7 million, or 32.7%, from $4.9 million for the Comparable Quarter to $6.6 million for Current Quarter. The increase in selling, general and administrative expenses is primarily due to increased legal and other professional expenses during the Current Quarter compared to the Comparable Quarter.

Other non-segmented results of operation

Interest expense.    Interest expense was $0.1 million for each of the Current and Comparable Quarters. Capitalized interest, which offsets interest expense, was $0 and $0.1 million for the Current and Comparable Quarters, respectively.

Loss on foreign currency.    The Company recorded a $0.9 million and a $1.4 million loss on foreign currency in the Current and Comparable Quarters, respectively, due to fluctuations in the Canadian dollar exchange rate and working capital balances at Bioriginal Food & Science’s Canadian operations.

Provision for income taxes.    The Company recorded a $2.7 million provision for income taxes for the Current Quarter representing an effective tax rate of 30.8% for income taxes compared to 35.5% for the Comparable Quarter. The decrease in the effective tax rate in the Current Quarter is primarily the result of the adoption of ASU 2016-09 on January 1, 2017, which reduces the provision for income taxes by the excess tax benefit of equity compensation. The statutory tax rate of 35% for U.S. federal taxes was in effect for each of the Current and Comparable Quarters.

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

OMEGA PROTEIN CORPORATION

Liquidity and Capital Resources

The Company’s primary sources of liquidity and capital resources have been cash flows from operations and bank credit facilities. These sources of cash flows have been used for operations, capital expenditures, payment of long-term debt, business acquisitions, the purchase and retirement of shares of the Company’s common stock and the Company’s dividend program.

At March 31, 2017, the Company had an unrestricted cash balance of $23.6 million, a decrease of $13.8 million from December 31, 2016. Omega Protein’s annual revenues and its resulting liquidity are highly dependent on annual fish catch, production yields, selling prices for its products and inventories available for sale. Omega Protein’s average selling price for its animal nutrition products for the three months ended March 31, 2017 was 1% higher than the average selling price for the year ended December 31, 2016.  Omega Protein’s average per unit cost of sales for its animal nutrition ingredients for the three months ended March 31, 2017 was 4% higher than its average per unit cost of sales for the year ended December 31, 2016.

The aggregate amount of the Company’s outstanding indebtedness as of March 31, 2017 was $1.4 million compared to $1.1 million as of December 31, 2016.  The Company will be required to use a portion of its cash flows to pay principal and interest on its debt, which will reduce the amount of money the Company has for operations, capital expenditures, expansion, acquisitions or general corporate or other business activities. In addition, the covenants contained in the Company’s debt agreements limit its ability to borrow money in the future for acquisitions, capital expenditures or to meet the Company’s operating expenses or other general corporate obligations. See “Item 1A. Risk Factors – Risks Relating to the Company’s Operations. The Company currently has a relatively small amount of indebtedness, but if that indebtedness were to increase, it may adversely affect its ability to operate its business, remain in compliance with debt covenants and make payments on its debt” in the Company’s 2016 Form 10-K.

As of March 31, 2017, the Company has contracted through energy swap derivatives or physical contracts a portion of its estimated 2017, 2018 and 2019 energy use.

Source of Capital: Operations

Net operating activities provided cash of $0.6 million and $10.8 million during the three months ended March 31, 2017 and 2016, respectively. The decrease in operating cash flow is primarily attributable to changes in working capital as well as decreased net income from the sale of animal nutrition segment inventory as a result of decreased fish catch in 2016 as compared to 2015.

Source and Use of Capital: Debt, Dividends and Common Stock

Net financing activities used cash of $1.2 million and $0.4 million during the Current and Comparable Quarters, respectively. The Current Quarter included $1.1 million of dividend payments, $0.1 million in proceeds received from stock options exercised, $0.5 million in stock repurchases relating to employee returns of restricted stock to the Company in satisfaction of withholding taxes and $0.3 million in debt principal borrowings. The Comparable Quarter included $0.2 million in tax effects received from stock options exercised, $0.4 million in stock repurchases relating to employee returns of restricted stock to the Company in satisfaction of withholding taxes, $5.5 million in debt principal payments and $5.2 million in debt principal borrowings.

On August 20, 2015 (the “Closing Date”), the Company and certain subsidiaries entered into a Second Amended and Restated Loan Agreement (the “Loan Agreement”) with Wells Fargo Bank, National Association, as administrative agent (the “Agent”) for the lenders (currently Wells Fargo Bank, N.A., JP Morgan Chase Bank, N.A. and BMO Harris Bank, N.A.) (collectively, the “Lenders”), pursuant to which the Lenders agreed to extend credit to the Company in the form of loans (each a “Loan” and collectively, the “Loans”) on a revolving basis of up to $125.0 million in the aggregate (the “Commitment”), with $95.0 million of such Commitment allocated to Revolving A Loans to be made to the Company or Omega Protein in U.S. Dollars or Alternative Currencies (as such term is defined in the Loan Agreement) and $30.0 million of such Commitment allocated to Revolving B Loans to be made to the Company and certain subsidiaries, including Bioriginal Food & Science, in U.S. Dollars or Canadian Dollars. The Commitment includes a sub-facility for swingline loans up to an amount not to exceed $10.0 million, a sub-facility for standby letters of credit issued for the account of the Company or Omega Protein up to an amount not to exceed $20.0 million, a sub-facility for standby or commercial letters of credit issued for the account of Bioriginal Food & Science up to an amount not to exceed $7.5 million and an accordion feature that allows the Company to increase the amount of the Commitment up to an additional $75.0 million, subject to the further commitments of the Lenders and other customary conditions precedent.

As of March 31, 2017, the Company was in compliance with all financial covenants under the Loan Agreement. All Loans and all other obligations outstanding under the Loan Agreement are payable in full in August 2020.

OMEGA PROTEIN CORPORATION

As of each of March 31, 2017 and December 31, 2016, the Company had no amount outstanding under the Loan Agreement other than approximately $8.6 million in letters of credit. The Company has no off-balance sheet arrangements other than normal operating leases and standby letters of credit.

In March 2015, Bioriginal Food & Science Europe extended the terms of its credit facility with ING Commercial Finance B.V., which provides borrowings up to an amount based on accounts receivable and inventory balances, and matures on March 31, 2018.  Advances are repayable on demand and bear interest payable monthly at 1.75% + EURIBOR (currently 1.64%).  This credit facility is secured by accounts receivable and inventory of Bioriginal Food & Science Europe to a maximum of 85% of accounts receivable and 60% of inventory.  This credit facility contains cross default provisions and other covenants.  As of March 31, 2017 and December 31, 2016, Bioriginal Food & Science Europe had $1.4 million and $1.1 million outstanding under this credit facility, respectively, which is included in current maturities.

The Company’s notes payable and long-term debt are more fully explained in Note 11 to the consolidated financial statements in Item 8 of the Company’s Form 10-K for the fiscal year ended December 31, 2016.

Use of Capital: Capital Investments

The Company’s investing activities consist mainly of capital expenditures for equipment purchases, replacements, vessel refurbishments, plant expansions, fish oil refining processes and technology. The Company made capital expenditures of approximately $13.9 million and $9.7 million, including $0 and $0.1 million of capitalized interest, for the three month periods ended March 31, 2017 and 2016, respectively. The Company anticipates investing an additional $26 million to $36 million in capital expenditures during the remainder of 2017, excluding capitalized interest, primarily for the expansion of production capabilities, refurbishment of vessels and plant assets, regulatory and environmental requirements and for the improvement of certain equipment. Additional investment opportunities or requirements may arise during the year, which could cause capital expenditures to exceed this range.

Use of Capital: Contractual Obligations

The following table aggregates information about the Company’s contractual cash obligations and other commercial commitments (in thousands) as of March 31, 2017:

	Payments Due by Period
Contractual Cash Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years

Debt	$1,439	$1,439	$—	$—	$—
Interest on debt	24	24	—	—	—
Operating lease obligations	8,042	2,640	4,026	1,200	176
Pension funding (1)	6,815	480	1,975	1,810	2,550
Total Contractual Obligations	$16,320	$4,583	$6,001	$3,010	$2,726

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

OMEGA PROTEIN CORPORATION

Critical Accounting Policies and Estimates

The methods, estimates and judgments used in applying the Company’s critical accounting policies have a significant impact on the results reported in the Consolidated Financial Statements. The SEC has defined the critical accounting policies as the ones that are most important to the portrayal of the Company’s financial condition and operating results, and requires the Company to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are highly uncertain at the time of estimation. Based on this definition, the Company’s most critical policies include: valuation of inventory (Notes 1 and 6 to the consolidated financial statements in Item 8 of the Company’s 2016 Form 10-K), valuation of losses related to Jones Act and worker’s compensation insurance claims (Note 1 to the consolidated financial statements in Item 8 of the Company’s 2016 Form 10-K), valuation of income and deferred taxes (Notes 1 and 13 to the consolidated financial statements in Item 8 of the Company’s 2016 Form 10-K), valuation of property, plant and equipment including impairments (Note 9 to the consolidated financial statements in Item 8 of the Company’s 2016 Form 10-K), valuation of pension plan obligations (Notes 1 and 15 to the consolidated financial statements in Item 8 of the Company’s 2016 Form 10-K) and the valuation of goodwill and other intangible assets (Notes 1 and 10 to the consolidated financial statements in Item 8 of the Company’s 2016 Form 10-K).

For all financial statement periods presented, there have been no material modifications to the application of these critical accounting policies or methodologies regarding estimates and judgements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

In the normal course of business, the financial condition of the Company is exposed to minimal market risk associated with interest rate movements on the Company’s borrowings.  In the past, to mitigate this risk, the Company has entered into interest rate swap agreements to effectively lock-in the LIBOR component of certain debt instruments.  However, no interest rate swap agreements are currently in effect. As of March 31, 2017, the Company’s indebtedness of $1.4 million was subject to variable interest rates. A one percent increase or decrease in the levels of interest rates on variable rate debt would not result in a material change to the Company’s results of operations.

Although the Company sells products in foreign countries, most of the Company’s revenues and costs are billed and paid for in US dollars. As a result, management does not believe that the Company is exposed to significant foreign country currency exchange risk. The Company had not historically used market risk sensitive instruments to manage its exposure to this risk but began to do so to a limited extent in 2015.

There have been no significant changes to the Company’s exposure to market risk since the Company’s 2016 Form 10-K.

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

Based on and as of the date of that evaluation, the Company’s CEO and CFO have concluded that (i) the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure, and (ii) the Company’s disclosure controls and procedures are effective.

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

OMEGA PROTEIN CORPORATION

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is defending various claims and litigation arising from operations in the ordinary course of the Company’s business. In the opinion of management, except as noted in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 or this Report on Form 10-Q, any losses resulting from these matters will not have a material adverse effect on the Company’s results of operations, cash flows or financial position.

On March 2, 2017 and April 5, 2017, two class action lawsuits captioned Malone v. Omega Protein Corporation and Diehl v. Omega Protein Corporation, respectively, were filed against the Company and two of its officers in the United States District Court for the Southern District of New York. The Malone action was voluntarily dismissed, without prejudice, by the plaintiff on March 29, 2017. The Diehl action purports to assert claims against the Company and two of its officers for alleged violations of Section 10(b) and Section 20(a) of the Exchange Act and Rule 10b-5 under the Exchange Act. The plaintiff in Diehl seeks to represent a proposed class of all persons who purchased or otherwise acquired the Company’s securities during the period from June 4, 2013 through March 1, 2017. The complaint seeks damages allegedly caused by alleged materially misleading statements and/or material omissions by the Company and two of its officers regarding the Company’s finances and business prospects, which allegedly operated to inflate artificially the price paid for the Company’s securities during the class period. The complaints seek unspecified compensatory damages, including interest thereon, attorneys’ fees and costs.

On March 3, 2017, a class action lawsuit captioned Ahern v. Omega Protein Corporation was filed against the Company and two of its officers in the United States District Court for the Central District of California. This suit asserts claims against the Company and two of its officers for alleged violations of Section 10(b) and Section 20(a) of the Exchange Act and Rule 10b-5 under the Exchange Act. The plaintiff seeks to represent a proposed class of all persons who purchased or otherwise acquired the Company’s publicly traded securities during the period from August 3, 2016 through March 1, 2017. The complaint seeks damages allegedly caused by alleged materially misleading statements and/or material omissions by the Company and two of its officers regarding the Company’s business, operational and financial results, which allegedly operated to inflate artificially the market price of the Company’s securities during the class period. The complaint seeks unspecified compensatory damages, including interest thereon, attorneys’ fees and costs. On May 1, 2017, the Company filed a motion to transfer this lawsuit from the United States District Court for the Central District of California to the United States District Court for the Southern District of New York.

Although the Company believes that the allegations in these lawsuits are without merit and intends to defend such litigation vigorously, litigation is subject to inherent uncertainties and we are not able at this time to determine the outcome of these lawsuits or their potential liability, if any. It is possible that an adverse result in one of these lawsuits could have a material adverse effect on the Company’s business, reputation, results of operations and financial condition. In addition, defending the lawsuits may be costly and could require significant involvement of the Company’s senior management and divert management's attention from its business and operations.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Form 10-K for the fiscal year ended December 31, 2016, except as set forth below:

The Company and two of its officers have been named in two class action lawsuits which allege violations of securities laws. The Company and two of its officers are the subject of two putative class actions lawsuits in New York and in California with respect to alleged violations of the securities laws. These lawsuits seek various remedies, including unspecified compensatory damages, including interest thereon, attorney’s fees and costs. For additional information on these lawsuits, see “Part II. Other Information – Item 1. Legal Proceedings” in this Form 10-Q.

Although the Company believes that the allegations in these lawsuits are without merit and intends to defend such litigation vigorously, litigation is subject to inherent uncertainties and we are not able at this time to determine the outcome of these lawsuits or their potential liability, if any. It is possible that an adverse result in one of these lawsuits could have a material adverse effect on the Company’s business, reputation, results of operations and financial condition. In addition, defending the lawsuits may be costly and could require significant involvement of the Company’s senior management and divert management's attention from its business and operations.

The Company’s inability to use any H2B visa workers for its 2017 fishing season could have an adverse impact on its 2017 Gulf of Mexico fishing season. On March 16, 2017, the Company received notice applicable to all employers from the United States Citizenship and Immigration Services that a sufficient number of H2B visa petitions had been received to reach the congressionally mandated H2B visa cap for that portion of fiscal 2017 relevant to the Company’s 2017 fishing season. As a result, the Company does not expect to be able to use H2B visa workers for its 2017 fishing season, despite timely filing for and receiving approval from the U.S. Department of Labor for such workers.

OMEGA PROTEIN CORPORATION

Although the Company has reduced the number of H2B visas requested over time, it has historically used workers in the United States H2B visa program during its fishing seasons, whereby foreign nationals are permitted to enter the United States on temporary work visas and engage in seasonal, non-agricultural employment. To address the H2B worker shortfall, the Company has increased its recruiting efforts to find other qualified workers. The Company has also implemented temporary changes to its Gulf of Mexico fishing operations to minimize the impact of the H2B worker shortfall, including consolidating vessel crews and modifying the use of certain vessels by operating three fishing vessels as less labor-intensive carrying vessels and idling one vessel.

While the Company expects that it will be able to substantially ameliorate the impact of the H2B worker shortfall, it is possible that the Company’s inability to secure a sufficient number of qualified workers could have an adverse impact on its 2017 Gulf of Mexico fishing season.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In January 2017, the Company’s Board of Directors established a dividend program under which the Company intends to pay a regular quarterly cash dividend to the holders of the Company’s common stock. The initial quarterly cash dividend of $0.05 per share was paid on March 15, 2017 to shareholders of record as of the close of business on February 22, 2017. On May 1, 2017, the Company's Board of Directors declared a quarterly cash dividend of $0.05 per share to be paid on June 15, 2017 to shareholders of record as of the close of business on May 25, 2017. Prior to the initial quarterly cash dividend, the Company had not declared any dividends on its common stock since it became a public company in April 1998. The Company currently expects to pay quarterly cash dividends on its common stock in the future, but such payments are subject to approval of the Company’s Board of Directors and are dependent upon the Company’s financial condition, results of operations, capital requirements and other factors, including those set forth under Item 1A - “Risk Factors” of this Report and Item 1A – “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016. In addition, the terms of the Company’s Loan Agreement may restrict the payment of cash dividends on its common stock under certain circumstances. See “Item 7—Management’s Discussion and Analysis of Financial Conditional and Results of Operations—Liquidity and Capital Resources” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Any indentures for debt securities issued in the future, the terms of any preferred stock issued in the future and any credit agreements entered into in the future may also restrict or prohibit the payment of cash dividends on the Company’s common stock.

The following table sets forth information with respect to repurchases by the Company of its shares of Common Stock during the first quarter of 2017:

Period	Total number of shares repurchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
January 1- January 31, 2017	—	—	—	$40,000,000
February 1- February 28, 2017	15,452	$25.61	—	—
March 1- March 31, 2017	4,936	19.32	—	—
First Quarter 2017	20,388	$24.09	—	$40,000,000

_______________________

(1)	During the first quarter of 2017, all repurchased shares related to stock received by the Company for the payment of withholding taxes due on vesting of restricted stock awards.

(2)

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

OMEGA PROTEIN CORPORATION

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description of Exhibit
*10.1	Omega Protein Corporation 2017 Cash Incentive Performance Unit Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 3, 2017).

*10.2	Form of Award of Restricted Stock Agreement for February 27, 2017 grants of restricted stock awards (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on March 3, 2017).

31.1	Rule 13a-14(a)/15d-14(a) Certification for Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification for Chief Financial Officer.

32.1	Section 1350 Certification for Chief Executive Officer.

32.2	Section 1350 Certification for Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Definition Linkbase Document.

* Incorporated by reference

OMEGA PROTEIN CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMEGA PROTEIN CORPORATION (Registrant)

May 8, 2017	By:	/s/ Andrew C. Johannesen
Andrew C. Johannesen
Executive Vice President and Chief Financial Officer