Form 10-Q
period 2017-06-30
OMEGA PROTEIN CORP
filed 2017-08-02
CIK 1053650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Yes      No X .

Number of shares outstanding of the Registrant's Common Stock, par value $0.01 per share, on July 27, 2017: 22,464,351.

OMEGA PROTEIN CORPORATION

OMEGA PROTEIN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

(In thousands, except par value amounts)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements and Notes

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$9,967	$37,412
Receivables, net	55,187	38,796
Inventories, net	110,708	108,711
Prepaid expenses and other current assets	6,359	4,707
Total current assets	182,221	189,626
Property, plant and equipment, net	202,278	188,624
Goodwill	26,733	26,347
Other intangible assets, net	16,697	17,504
Other assets, net	4,248	5,764
Total assets	$432,177	$427,865

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$1,884	$1,097
Accounts payable	12,817	17,099
Accrued liabilities	29,758	37,928
Total current liabilities	44,459	56,124
Deferred tax liability, net	30,399	25,678
Pension liabilities, net	5,524	5,659
Other long-term liabilities	3,070	3,717
Total liabilities	83,452	91,178

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 authorized shares; none issued	—	—
Common Stock, $0.01 par value; 80,000,000 authorized shares; 22,652,670 and 22,579,626 shares issued and 22,464,351 and 22,411,695 shares outstanding at June 30, 2017 and December 31, 2016, respectively	223	223
Capital in excess of par value	156,848	155,761
Retained earnings	203,345	192,150
Treasury stock, at cost – 188,319 and 167,931 shares at June 30, 2017 and December 31, 2016, respectively	(3,385)	(2,894)
Accumulated other comprehensive loss	(8,306)	(8,553)
Total stockholders’ equity	348,725	336,687
Total liabilities and stockholders’ equity	$432,177	$427,865

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OMEGA PROTEIN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues	$93,923	$112,650	$167,492	$197,493
Cost of sales	71,415	79,252	124,793	139,276
Gross profit	22,508	33,398	42,699	58,217

Selling, general, and administrative expense	9,781	11,106	20,032	20,039
Research and development expense	506	713	1,029	1,349
Impairment of goodwill and other intangible assets	—	11,614	—	11,614
Loss related to plant closures	—	1,023	—	1,665
Loss (gain) on disposal of assets	175	(31)	(210)	(66)
Operating income	12,046	8,973	21,848	23,616
Interest expense	(72)	(134)	(153)	(279)
Gain (loss) gain on foreign currency	(353)	73	(1,241)	(1,358)
Other income (expense), net	(86)	116	(136)	37
Income before income taxes	11,535	9,028	20,318	22,016

Provision for income taxes	4,177	3,365	6,880	7,973
Net income	7,358	5,663	13,438	14,043

Other comprehensive income (loss):
Foreign currency translation adjustment net of tax expense of $598, $194, $640 and $584, respectively	1,111	360	1,188	1,085
Energy swap adjustment, net of tax benefit (expense) of $319, ($863), $722 and ($927), respectively	(593)	1,603	(1,341)	1,721
Pension benefits adjustment, net of tax expense of $108, $120, $215 and $239, respectively	200	222	400	444
Comprehensive income	$8,076	$7,848	$13,685	$17,293
Basic earnings per share (See Note 14)	$0.33	$0.25	$0.60	$0.63
Weighted average common shares outstanding	22,157	21,885	22,140	21,873
Diluted earnings per share (See Note 14)	$0.32	$0.25	$0.59	$0.62
Weighted average common shares and potential common share equivalents outstanding	22,423	22,180	22,427	22,174
Dividends declared per common share outstanding	$0.05	$—	$0.10	$—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OMEGA PROTEIN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$13,438	$14,043
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,028	12,599
Loss related to plant closures	—	1,986
Loss (gain) on disposal of assets	(210)	(66)
Impairment of goodwill and other intangible assets	—	11,614
Provisions for losses on receivables	7	29
Share based compensation	1,383	1,855
Deferred income taxes	5,384	(1,747)
Unrealized loss (gain) on foreign currency fluctuations, net	1,241	1,358
Changes in assets and liabilities:
Receivables	(16,594)	(14,930)
Inventories	(1,615)	13,091
Prepaid expenses and other current assets	(2,944)	(1,596)
Other assets	339	(2,117)
Accounts payable	(4,983)	(5,271)
Accrued liabilities	(7,591)	10,821
Pension liability, net	265	241
Other long term liabilities	18	(6)
Net cash provided by operating activities	1,166	41,904
Cash flows from investing activities:
Capital expenditures	(27,400)	(18,272)
Proceeds from disposition of assets	773	85
Net cash used in investing activities	(26,627)	(18,187)
Cash flows from financing activities:
Dividends paid	(2,243)	—
Principal payments of long-term debt	—	(24,500)
Proceeds from long-term debt	656	6,392
Treasury stock repurchase	(491)	(358)
Proceeds from equity compensation transactions	79	283
Excess tax benefit of equity compensation transactions	—	211
Net cash used in financing activities	(1,999)	(17,972)
Net (decrease) increase in cash and cash equivalents	(27,460)	5,745
Translation effect on cash	15	(2)
Cash and cash equivalents at beginning of year	37,412	661
Cash and cash equivalents at end of period	$9,967	$6,404

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

Basis of Presentation

These interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally provided have been omitted. The interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  Additionaly, certain amounts applicable to the prior period have been reclassified to conform to the current classification.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the Company’s consolidated financial position as of June 30, 2017, and the results of its operations for the three month and six month periods ended June 30, 2017 and 2016 and its cash flows for the six month periods ended June 30, 2017 and 2016. Quarterly operating results are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive gain (loss) included in stockholders’ equity are as follows:

              Changes in Accumulated Other Comprehensive Loss by Component

                   For the Six Months Ended June 30, 2017 (in thousands)

	Gains and Losses On Cash Flow Hedges		Defined Benefit Pension Items		Foreign Currency Translation Adjustment	Total
Balance as of December 31, 2016	$1,261		$(7,457)		$(2,357)	$(8,553)
Other comprehensive gain (loss) before reclassifications	(1,341)		—		1,188	(153)
Amounts reclassified from accumulated other comprehensive loss	—	(a)	400	(b)	—	400
Net current-period other comprehensive income	(1,341)		400		1,188	247
Balance as of June 30, 2017	$(80)		$(7,057)		$(1,169)	$(8,306)

              Changes in Accumulated Other Comprehensive Loss by Component

         For the Six Months Ended June 30, 2016 (in thousands)

	Gains and Losses On Cash Flow Hedges		Defined Benefit Pension Items		Foreign Currency Translation Adjustment	Total
Balance as of December 31, 2015	$(2,012)		$(8,335)		$(2,691)	$(13,038)
Other comprehensive gain (loss) before reclassifications	1,180		—		1,085	2,265
Amounts reclassified from accumulated other comprehensive loss	541	(a)	444	(b)	—	985
Net current-period other comprehensive income	1,721		444		1,085	3,250
Balance as of June 30, 2016	$(291)		$(7,891)		$(1,606)	$(9,788)

(a)	This accumulated other comprehensive income component is reclassified to the unallocated inventory cost pool in the period when the energy consumption takes place.
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

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

ASC 606 is effective for the Company beginning January 1, 2018. The Company is continuing to evaluate the standard’s impact on its consolidated results of operations and financial condition. The Company has conducted contract reviews of the most significant contracts in its Animal Nutrition segment and is currently developing a project plan to conduct detailed contract reviews in the Human Nutrition segment to determine necessary adjustments to existing accounting policies and to support a complete evaluation of the standard’s impact on the Company’s consolidated results of operations and financial condition. For the majority of the Company’s revenue arrangements, transactions are not accounted for under industry-specific guidance that will be superseded by the ASC and generally consist of a single performance obligation to transfer promised goods. Additionally, there are expanded disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers which the Company is also developing as it works through the project plan.

Based upon review of the most significant contracts in the Animal Nutrition segment, the Company has not identified any terms or conditions in the contracts reviewed to date that would suggest the adoption of ASC 606 will result in a different pattern of revenue recognition than that recorded under current guidance.  However, the Company will continue to evaluate this assessment as further review is performed, which includes incremental contract reviews for the Animal Nutrition Segment, as well as beginning the Company’s assessment of the Human Nutrition segment, which could identify changes under ASU 2014-09.

The Company currently anticipates utilizing the modified retrospective method of adoption on January 1, 2018.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation, Improvements to Employee Share-Based Payment Accounting.  ASU 2016-09 was issued as part of the FASB’s simplification initiative and affects all entities that issue share-based payment awards to their employees. ASU 2016-09 covers accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company prospectively adopted the provisions of ASU No. 2016-09 effective January 1, 2017, which decreased the provision for income taxes by $0.3 million and relocated the $0.3 million excess tax benefit of equity compensation transactions cash flow from financing to operating on the condensed consolidated statement of cash flows as compared to the presentation for the six months ended June 30, 2016.

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

The following table shows all charges related to the plant closure that have been recorded in the Company’s consolidated statements of comprehensive income during the three and six months ended June 30, 2017 and 2016 and from December 2015 to June 30, 2017:

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016	December 2015 to June 30, 2017
	(in thousands)
Impairment of property, plant and equipment	$—	$1,190	$—	$1,200	$5,892
Write-off material and supplies inventory	—	—	—	239	575
Employee severance costs	—	183	—	539	611
Other closure costs	—	—	—	—	74
Total loss (gain) related to plant closure	$—	$1,373	$—	$1,978	$7,152

The Company does not expect additional expenses related to this closure.

Cameron Plant

In December 2013, the Company effectively closed its menhaden fish processing plant located in Cameron, Louisiana and re-deployed certain vessels from that facility to the Company’s other Gulf Coast facilities located in Abbeville, Louisiana and Moss Point, Mississippi. In conjunction with the closure, the following charges were incurred in the Company’s consolidated statements of comprehensive income during the three and six months ended June 30, 2017 and 2016 and from December 2013 to June 30, 2017:

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016	December 2013 to June 30, 2017
	(in thousands)
Impairment of property, plant and equipment	$—	$—	$—	$—	$7,922
Write-off material and supplies inventory	—	—	—	—	150
Employee severance costs	—	—	—	—	732
Estimated decommissioning costs	—	—	—	—	250
Other ongoing closure costs not attributable to future production	—	(350)	—	(313)	6,405
Total loss (gain) related to plant closure	$—	$(350)	$—	$(313)	$15,459

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

OMEGA PROTEIN CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The tables below present information about reported segments for three months ended June 30, 2017 and 2016 (in thousands):

2017	Animal Nutrition	Human Nutrition	Unallocated	Total
Revenue (1)	$57,147	$36,776	$—	$93,923
Cost of sales	41,939	29,476	—	71,415
Gross profit	15,208	7,300	—	22,508
Selling, general and administrative expenses (including research and development)	568	4,026	5,693	10,287
Loss (gain) on disposal of assets	175	—	—	175
Operating income (loss)	$14,465	$3,274	$(5,693)	$12,046
Depreciation and amortization	$4,973	$1,292	$234	$6,499
Identifiable assets	$277,140	$138,253	$16,784	$432,177
Capital expenditures	$13,449	$74	$22	$13,545

2016	Animal Nutrition	Human Nutrition	Unallocated	Total
Revenue (2)	$81,602	$31,048	$—	$112,650
Cost of sales	51,074	28,178	—	79,252
Gross profit	30,528	2,870	—	33,398
Selling, general and administrative expenses (including research and development)	662	4,473	6,684	11,819
Impairment of goodwill and other intangible assets	—	11,614	—	11,614
Loss (gain) related to plant closures	(350)	1,373	—	1,023
Loss (gain) on disposal of assets	(31)	—	—	(31)
Operating income (loss)	$30,247	$(14,590)	$(6,684)	$8,973
Depreciation and amortization	$4,740	$1,453	$190	$6,383
Identifiable assets	$256,755	$140,937	$10,794	$408,486
Capital expenditures	$7,442	$429	$697	$8,568

(1) Excludes revenue from internal customers of $0.4 million for fish oil that was transferred from the animal nutrition segment to the human nutrition segment at cost.

(2) Excludes revenue from internal customers of $0.4 million for fish oil that was transferred from the animal nutrition segment to the human nutrition segment at cost.

The tables below present information about reported segments for the six months ended June 30, 2017 and 2016 (in thousands):

2017	Animal Nutrition	Human Nutrition	Unallocated	Total
Revenue (3)	$97,088	$70,404	$—	$167,492
Cost of sales	67,742	57,051	—	124,793
Gross profit	29,346	13,353	—	42,699
Selling, general and administrative expenses (including research and development)	1,123	7,682	12,256	21,061
Loss (gain) on disposal of assets	(221)	11	—	(210)
Operating income (loss)	$28,444	$5,660	$(12,256)	$21,848
Depreciation and amortization	$10,029	$2,528	$471	$13,028
Identifiable assets	$277,140	$138,253	$16,784	$432,177
Capital expenditures	$27,269	$109	$22	$27,400

OMEGA PROTEIN CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

2016	Animal Nutrition	Human Nutrition	Unallocated	Total
Revenue (4)	$131,797	$65,696	$—	$197,493
Cost of sales	80,823	58,453	—	139,276
Gross profit	50,974	7,243	—	58,217
Selling, general and administrative expenses (including research and development)	1,148	8,609	11,631	21,388
Impairment of goodwill and other intangible assets	—	11,614	—	11,614
Loss (gain) related to plant closures	(313)	1,978	—	1,665
Loss (gain) on disposal of assets	(66)	—	—	(66)
Operating income (loss)	$50,205	$(14,958)	$(11,631)	$23,616
Depreciation and amortization	$9,410	$2,807	$382	$12,599
Identifiable assets	$256,755	$140,937	$10,794	$408,486
Capital expenditures	$15,904	$1,504	$864	$18,272

(3) Excludes revenue from internal customers of $0.8 million for fish oil that was transferred from the animal nutrition segment to the human nutrition segment at cost.

(4) Excludes revenue from internal customers of $0.5 million for fish oil that was transferred from the animal nutrition segment to the human nutrition segment at cost.

A reconciliation of total segment operating income to total earnings from operations before income taxes is as follows (in thousands):

	Three Months Ended June 30,
	2017	2016
Operating income for reportable segments	$17,739	$15,657
Unallocated operating loss	(5,693)	(6,684)
Interest expense	(72)	(134)
Gain (loss) on foreign currency	(353)	73
Other income (expense), net	(86)	116
Income before income taxes	$11,535	$9,028

	Six Months Ended June 30,
	2017	2016
Operating income for reportable segments	$34,104	$35,247
Unallocated operating loss	(12,256)	(11,631)
Interest expense	(153)	(279)
Gain (loss) on foreign currency	(1,241)	(1,358)
Other income (expense), net	(136)	37
Income before income taxes	$20,318	$22,016

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

OMEGA PROTEIN CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

During the second quarter of 2017, the Company completed its annual impairment testing of goodwill and indefinite life intangible assets related to its acquisition of Bioriginal Food & Science in September 2014.  As of June 30, 2017, the calculated fair value of Bioriginal Food & Science’s trade name exceeded its $3.3 million carrying value by 5% and the calculated fair value of goodwill exceeded its $26.7 million carrying value by 29%. At this time, the Company does not consider the carrying value of these assets to be at risk due to the level of anticipated profitability of Bioriginal Food & Science. Key assumptions in the fair value calculation include sales volumes and prices, the portion of sales attributable to trade names, the cost and availability of raw materials and the discount rate.

The following table summarizes the changes in the carrying amount of goodwill (in thousands):

Bioriginal Food & Science
January 1, 2017	$26,347
Foreign currency translation adjustment	386
June 30, 2017	$26,733

The following table summarizes the Company’s intangible assets (in thousands):

	Balance at January 1, 2017	Amortization	Foreign currency translation adjustment	Balance at June 30, 2017
Customer relationships and brand names, net of accumulated amortization of $6,275 and $7,311, respectively	$14,259	(1,036)	185	$13,408

Indefinite life intangibles – trade names/secrets and other	3,245	—	44	3,289
Total intangible assets	$17,504	(1,036)	229	$16,697

	Balance at January 1, 2016	Reclassified	Amortization	Foreign currency translation adjustment	Balance at June 30, 2016
Customer relationships and brand names, net of accumulated amortization of $4,230 and $5,237, respectively	$14,851	362	(1,007)	41	$14,247

Indefinite life intangibles – trade names/secrets and other	5,256	(362)	—	21	4,915
Total intangible assets	$20,107	—	(1,007)	62	$19,162

Amortization expense of the Company’s intangible assets for each of the three month periods ended June 30, 2017 and 2016 was approximately $0.5 million and for each of the six month periods ended June 30, 2017 and 2016 was approximately $1.0 million. The table below shows estimated future amortization expense related to intangible assets (in thousands):

Remainder of 2017	$1,037
2018	2,074
2019	2,074
2020	2,074
2021	1,694
Thereafter	4,455
Total estimated future amortization expense	$13,408

OMEGA PROTEIN CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The Company’s goodwill and other intangible assets are more fully explained in Note 10 to the consolidated financial statements in Item 8 of the Company’s Form 10-K for the fiscal year ended December 31, 2016.

NOTE 5. RECEIVABLES, NET

Receivables, net are summarized below (in thousands):

	June 30, 2017	December 31, 2016
Trade	$51,341	$32,137
Insurance	1,087	4,600
Income tax	3,230	2,258
Other	234	538
Total accounts receivable	55,892	39,533
Less allowance for doubtful accounts	(705)	(737)
Receivables, net	$55,187	$38,796

NOTE 6. INVENTORY

The major classes of inventory are summarized below (in thousands):

	June 30, 2017	December 31, 2016	June 30, 2016
Fish meal	$17,528	$30,511	$26,214
Fish oil	11,297	24,191	13,816
Fish solubles	643	834	201
Unallocated inventory cost pool (including off-season costs)	35,952	8,090	21,457
Other nutraceutical products	3,760	3,648	5,370
Bioriginal Food & Science products	24,704	24,699	21,382
Dairy protein products	5,641	6,424	7,870
Other materials and supplies	11,183	10,314	10,679
Total inventory	$110,708	$108,711	$106,989

Inventory at June 30, 2017, December 31, 2016 and June 30, 2016 is stated at the lower of cost and net realizable value. The elements of the June 30, 2017 unallocated inventory cost pool include Omega Protein’s plant and vessel-related labor, utilities, rent, repairs and depreciation, which are allocated to 2017 fishing season production.

NOTE 7. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are summarized below (in thousands):

	June 30, 2017	December 31, 2016
Prepaid insurance	$4,228	$1,707
Selling expenses	203	82
Leases	98	334
Energy swap	253	1,565
Other prepaids and expenses	1,577	1,019
Total prepaid expenses and other current assets	$6,359	$4,707

OMEGA PROTEIN CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Amounts included in prepaid expenses and other current assets consist primarily of prepaid operating expenses including insurance, rents, and selling expenses. Prepaid selling expenses are expensed in those periods in which the related revenue is recognized.

NOTE 8. OTHER ASSETS, NET

Other assets, net are summarized below (in thousands):

	June 30, 2017	December 31, 2016
Fish nets, net of accumulated amortization of $1,673 and $1,069	$2,028	$1,346
Insurance receivables	1,135	2,571
Debt issuance costs	744	861
Energy swap	—	372
Note receivable	236	319
Asset held for sale	—	91
Deposits and other	105	204
Total other assets, net	$4,248	$5,764

Amortization expense for fishing nets amounted to approximately $0.3 million for each of the three month periods ended June 30, 2017 and 2016 and $0.6 million and $0.5 million for the six months ended June 30, 2017 and 2016, respectively.

As of June 30, 2017 and December 31, 2016, insurance receivables primarily relates to Jones Act claims for employees aboard its vessels. This estimated amount is recorded gross of estimated claims which may be due to claimants and is included in accrued insurance liabilities.

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

NOTE 9. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net are summarized below (in thousands):

	June 30, 2017	December 31, 2016
Land	$9,458	$9,458
Plant assets	209,898	206,897
Fishing vessels	137,306	127,149
Furniture and fixtures	15,171	15,240
Construction in progress	32,758	23,134
Total property and equipment	404,591	381,878
Less accumulated depreciation and impairment	(202,313)	(193,254)
Property, plant and equipment, net	$202,278	$188,624

Depreciation expense was $5.6 million and $5.5 million for the three months ended June 30, 2017 and 2016, respectively, and $11.3 million and $10.9 million for the six months ended June 30, 2017 and 2016, respectively.

The Company capitalizes interest as part of the acquisition cost of a qualifying asset. Interest is capitalized only during the period of time required to complete and prepare the asset for its intended use. For each of the three and six month periods ended June 30, 2017 and 2016, the Company capitalized interest of approximately $0 and $0.1 million, respectively.

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

The following tables summarize the Company's energy swap agreements by type and consumption period:

Energy Swap	Consumption Period	Quantity	Price Per Unit	Energy Swap Asset/(Liability) as of June 30, 2017	Deferred Tax Asset/(Liability) as of June 30, 2017
				(in thousands)
Diesel - NYMEX Heating Oil Swap	July - November, 2017	1,861,900 Gallons	$1.51	$(64)	$22
Natural Gas - NYMEX Natural Gas Swap	July – October, 2017	293,900 MMBTUs	$2.87	53	(18)
Propane – Natural Gas Liquids Swap	July - November, 2017	2,058,100 Gallons	$0.45	322	(113)
Diesel - NYMEX Heating Oil Swap	May - November, 2018	2,582,000 Gallons	$1.63	(216)	76
Natural Gas - NYMEX Natural Gas Swap	April – October, 2018	387,000 MMBTUs	$2.84	8	(3)
Propane – Natural Gas Liquids Swap	June - November, 2018	2,131,000 Gallons	$0.55	—	—
Diesel - NYMEX Heating Oil Swap	May - November, 2019	1,839,500 Gallons	$1.69	(167)	58
Natural Gas - NYMEX Natural Gas Swap	April – October, 2019	258,200 MMBTUs	$2.76	(8)	3
Propane – Natural Gas Liquids Swap	June - November, 2019	1,563,500 Gallons	$0.57	(51)	18
				$(123)	$43

Energy Swap	Consumption Period	Quantity	Price Per Unit	Energy Swap Asset/(Liability) as of December 31, 2016	Deferred Tax Asset/(Liability) as of December 31, 2016
				(in thousands)
Diesel - NYMEX Heating Oil Swap	May - November, 2017	2,732,960 Gallons	$1.47	$717	$(251)
Natural Gas - NYMEX Natural Gas Swap	April – October, 2017	375,700 MMBTUs	$2.85	268	(94)
Propane – Natural Gas Liquids Swap	June - November, 2017	2,566,800 Gallons	$0.45	543	(190)
Diesel - NYMEX Heating Oil Swap	May - November, 2018	1,800,000 Gallons	$1.65	216	(75)
Natural Gas - NYMEX Natural Gas Swap	April – October, 2018	283,400 MMBTUs	$2.84	22	(8)
Propane – Natural Gas Liquids Swap	June - November, 2018	1,470,000 Gallons	$0.53	171	(60)
				$1,937	$(678)

OMEGA PROTEIN CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

As of June 30, 2017, Omega Protein has recorded a long-term liability of $0.4 million, net of the current portion included in prepaid expenses and other current assets of $0.3 million, to recognize the fair value of energy swap derivatives, and has also recorded a deferred tax asset of less than $0.1 million associated therewith. As of December 31, 2016, Omega Protein has recorded a long-term asset included in other assets of $0.4 million, net of the current portion included in prepaid expenses and other current assets of $1.5 million, to recognize the fair value of energy swap derivatives, and has also recorded a deferred tax liability of $0.7 million associated therewith. The effective portion of the change in fair value from inception to June 30, 2017 is recorded in “accumulated other comprehensive loss” in the Company’s consolidated financial statements. The following table illustrates the changes recorded, net of tax, in accumulated other comprehensive income (loss) resulting from the energy swap agreements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Beginning balance	$513	$(1,894)	$1,261	$(2,012)
Net (gain) loss, net of tax, reclassified to unallocated inventory cost pool	(83)	541	(83)	541
Net change associated with current period swap transactions, net of tax	(510)	1,062	(1,258)	1,180
Balance as of June 30,	$(80)	$(291)	$(80)	$(291)

The $0.1 million reported in accumulated other comprehensive loss as of June 30, 2017 will be reclassified to the unallocated inventory cost pool in the period when the energy consumption takes place. The amount to be reclassified, net of taxes, during the next 12 months is expected to be approximately $0.2 million.

The following table illustrates the fair value of derivative instruments in gross asset (liability) positions (in thousands):

As of June 30, 2017	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts of Assets (Liabilities) Offset	Net Amounts of Assets (Liabilities) Presented in the Balance Sheet
Energy swap derivatives – asset position	$502	$(249)	$253
Energy swap derivatives – liability position	$(414)	$38	$(376)

As of December 31, 2016	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts of Assets (Liabilities) Offset	Net Amounts of Assets (Liabilities) Presented in the Balance Sheet
Energy swap derivatives – asset position	$1,962	$(25)	$1,937

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

OMEGA PROTEIN CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

NOTE 11. NOTES PAYABLE AND LONG-TERM DEBT

The Company's long-term debt is summarized in the table below (in thousands):

	June 30,	December 31,
	2017	2016
ING Commercial Finance B.V., interest at EURIBOR plus an applicable rate (1.59% at June 30, 2017 and 1.67% at December 31, 2016)	$1,884	$1,097
Total debt	1,884	1,097
Less current maturities	(1,884)	(1,097)
Long-term debt	$—	$—

The estimated fair value of the Company’s total debt at June 30, 2017 and December 31, 2016, based on quoted market prices available to the Company for issuance of similar debt with similar terms (level 2), approximated carrying value.

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

As of June 30, 2017, the Company was in compliance with all financial covenants under the Loan Agreement. All Loans and all other obligations outstanding under the Loan Agreement shall be payable in full in August 2020.

As of June 30, 2017 and December 31, 2016, the Company had $0 outstanding under the Loan Agreement and approximately $8.6 million in letters of credit. The Company has no off-balance sheet arrangements other than normal operating leases and standby letters of credit.

In March 2015, Bioriginal Food & Science Europe extended the terms of its credit facility with ING Commercial Finance B.V. which provides borrowings up to an amount based on accounts receivable and inventory balances, and matures on March 31, 2018.  Advances are repayable on demand and bear interest payable monthly at 1.75% + EURIBOR (currently 1.59%).  This credit facility is secured by accounts receivable and inventory of Bioriginal Food & Science Europe to a maximum of 85% of accounts receivable and 60% of inventory.  This credit facility contains cross-default provisions and other covenants.  As of June 30, 2017 and December 31, 2016, Bioriginal Food & Science Europe had $1.9 million and $1.1 million outstanding under this credit facility, respectively, which is included in current maturities.

The Company’s notes payable and long-term debt are more fully explained in Note 11 to the consolidated financial statements in Item 8 of the Company’s Form 10-K for the fiscal year ended December 31, 2016.

OMEGA PROTEIN CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

NOTE 12. ACCRUED LIABILITIES

Accrued liabilities are summarized below (in thousands):

	June 30,	December 31,
	2017	2016
Insurance	$4,924	$9,352
Salary and benefits	11,243	11,677
Trade creditors	8,116	11,139
Taxes, other than income tax	944	523
Income tax	468	943
Bioriginal earn-out	2,716	2,622
Deferred revenue (1)	888	1,299
Accrued interest	12	12
Other	447	361
Total accrued liabilities	$29,758	$37,928

(1)	Deferred revenue represents payments primarily received from international customers related to revenues which were not recognized until the subsequent period due to revenue recognition criteria.

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

The earn-out payment will be made in September 2017. The Company recorded the estimated contractual obligation as compensation expense during each year as it was deemed probable that such amount would be payable. As of June 30, 2017 and December 31, 2016 the outstanding liability associated with the earn-out was $2.7 million and $2.6 million, respectively.

Legal Contingencies

The Company is subject to various claims, lawsuits, investigations, inquiries and probation conditions involving its business and operations. Management believes that costs relating to these matters, if any, will not have a material adverse effect on the results of operations, cash flows or financial position of the Company, except as set forth below.

In March and April of 2017, three class action lawsuits were filed against the Company and two of its officers. One of the lawsuits was subsequently voluntarily dismissed and the other two lawsuits were subsequently consolidated into one lawsuit. On July 17, 2017, the lead plaintiff in the consolidated action filed a consolidated amended complaint. As with the pre-consolidated actions, the consolidated amended complaint asserts claims against the Company and two of its officers for alleged violations of Section 10(b) and Section 20(a) of the Exchange Act and Rule 10b-5 under the Exchange Act. The lead plaintiff seeks to represent a proposed class of all persons who purchased or otherwise acquired the Company’s securities during the period from August 6, 2013 through March 1, 2017. The consolidated amended complaint seeks damages allegedly caused by alleged materially misleading statements and/or material omissions by the Company and two of its officers, which allegedly operated to inflate artificially the market price of the Company’s securities during the class period. The complaint seeks unspecified compensatory damages, including interest thereon, attorneys’ fees and other costs. Although the Company believes the allegations in this lawsuit are without merit and intends to contest such litigation vigorously, litigation is subject to inherent uncertainties and we are not able at this time to determine the outcome of this lawsuit or its potential liability, if any. It is possible that an adverse result in the litigation could have a material adverse effect on the Company’s business, reputation, results of operations and financial condition. In addition, defending the lawsuit may be costly and could require significant involvement of the Company’s senior management and divert management's attention from its business and operations.

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

In December 2016, the Company received a subpoena from the Securities and Exchange Commission (“SEC”) requesting information in connection with an investigation relating to a Company subsidiary’s compliance with its probation terms and the Company’s protection of whistleblower employees. In May 2017, the Company received another subpoena from the SEC seeking documents relating to its Title XI loans, including documents relating to the Company’s public disclosures that it was in compliance with all of the covenants in the loan agreements for such Title XI loans. The same SEC subpoena also calls for the production of documents concerning the Company’s calculation of its cost of sales for fiscal years 2014 through 2016, including documents related to its statement that “[t]he decrease in cost per unit of sales is primarily due to lower cost per unit for beginning of year inventory as a result of higher fish catch and production in the 2015 fishing season compared to 2014.” The subpoena also seeks documents reflecting the Company’s accounting policies and procedures for inventories and cost of sales for fiscal years 2014 through 2016, including its methodologies for calculating and allocating direct and indirect costs. The Company has delivered responsive documents to the SEC in connection with the December 2016 subpoena and is in the process of responding to the May 2017 subpoena. The Company cannot predict the outcome of the investigation or the effect of the findings of the investigation on the Company, but it is possible that the foregoing matters could result in a material adverse effect on the Company’s business, reputation, results of operation and financial condition.

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

Three Months Ended June 30:	2017		2016
Allocation of earnings:
Net income	$7,358		$5,663
Income allocated to participating securities	(93)		(95)
Income allocated to common shares outstanding	$7,265		$5,568

Weighted average common shares outstanding	22,157		21,885

Basic earnings per share		$0.33		$0.25

Stock options assumed exercised	266		295
Weighted average diluted common shares and potential common share equivalents outstanding	22,423		22,180
Diluted earnings per share		$0.32		$0.25

Six Months Ended June 30:	2017		2016
Allocation of earnings:
Net income	$13,438		$14,043
Income allocated to participating securities	(175)		(233)
Income allocated to common shares outstanding	$13,263		$13,810

Weighted average common shares outstanding	22,140		21,873

Basic earnings per share		$0.60		$0.63

Stock options assumed exercised	287		301
Weighted average diluted common shares and potential common share equivalents outstanding	22,427		22,174
Diluted earnings per share		$0.59		$0.62

There were no options to purchase shares of common stock during the three and six months ended June 30, 2017 and 2016 excluded from the computation of diluted earnings per share because the adjusted exercise prices of the options based upon the assumed proceeds were greater than the average market price of the shares during that period.

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

During the six month periods ended June 30, 2017 and 2016, the Company issued 61,044 and 70,622 shares of restricted stock under the 2015 Incentive Plan, respectively, to employees and non-employee directors. The Company’s compensation expense related to restricted stock was approximately $0.5 million and $0.6 million ($0.4 million and $0.4 million after tax) for the three months ended June 30, 2017 and 2016, respectively, and approximately $1.0 million and $1.1 million ($0.7 million and $0.7 million after tax) for the six months ended June 30, 2017 and 2016, respectively, which is primarily reflected in selling, general and administrative expenses in the unaudited condensed consolidated statement of comprehensive income. As of June 30, 2017, there was approximately $2.1 million ($1.4 million after tax) of unrecognized compensation expense related to non-vested restricted stock that is expected to be recognized over a weighted-average period of 0.9 years, of which $1.0 million ($0.6 million after-tax) of compensation expense is expected to be recognized during the remainder of fiscal year 2017.

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

The Company’s compensation expense related to performance units was approximately $0.2 million and $0.6 million ($0.1 million and $0.4 million after tax) for the three months ended June 30, 2017 and 2016, respectively, and approximately $0.4 million and $0.8 million ($0.2 million and $0.5 million after tax) for the six months ended June 30, 2017 and 2016, respectively, which is primarily reflected in selling, general and administrative expenses in the unaudited condensed consolidated statement of comprehensive income. As of June 30, 2017, there was approximately $2.2 million ($1.4 million after tax) of unrecognized compensation expense related to performance units that is expected to be recognized over a weighted-average period of 1.9 years, of which $0.7 million ($0.5 million after-tax) of compensation expense is expected to be recognized during the remainder of fiscal year 2017.

NOTE 16. COMPONENTS OF NET PERIODIC BENEFIT COST

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Service cost	$—	$—	$—	$—
Interest cost	223	251	446	502
Expected return on plan assets	(185)	(213)	(370)	(425)
Amortization of prior service costs	—	—	—	—
Amortization of net loss	307	342	614	683
Net periodic pension cost	$345	$380	$690	$760

For the six months ended June 30, 2017 and 2016, the Company contributed approximately $0.2 million and $0.3 million, respectively, to the Company’s pension plan. The Company expects to make contributions of $0.3 million to the pension plan during the remainder of 2017.

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

For the six months ended June 30, 2017, the income tax provision reflects an effective tax rate of 33.9%, compared to an effective tax rate of 36.2% for the six months ended June 30, 2016. The statutory tax rate of 35% for U.S. federal taxes was in effect for each of the six month periods ended June 30, 2017 and 2016.  The decrease in the effective tax rate for the six months ended June 30, 2017 is primarily a result of the adoption of ASU 2016-09. The adoption decreased the provision for income taxes by $0.3 million due to the excess tax benefit of equity compensation transactions, which reduced the effective tax rate by 1.7%.

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

For financial information about the Company’s industry segments for the three and six months ended June 30, 2017 and 2016, see Note 3 – Industry Segments to the unaudited condensed consolidated financial statements in Item 1.

Company Overview

Revenues Composition. The following table sets forth the Company’s revenues by product (in millions) and the approximate percentage of total revenues represented thereby, for the indicated periods:

	Three Months Ended June 30,
	2017		2016
	Revenues	Percent	Revenues	Percent
Animal Nutrition Revenues
Fish Meal	$29.6	31.6%	$43.0	38.2%
Fish Oil	20.1	21.4	31.3	27.8
Refined Fish Oil	6.8	7.2	6.3	5.6
Fish Solubles and Other	0.6	0.6	1.0	0.9
Subtotal of Animal Nutrition	57.1	60.8	81.6	72.5

Human Nutrition Revenues
Specialty oils	28.3	30.1	23.5	20.9
Dairy protein products	5.6	6.0	5.2	4.6
Other nutraceutical ingredients	2.9	3.1	2.3	2.0
Subtotal of Human Nutrition	36.8	39.2	31.0	27.5

Total	$93.9	100.0%	$112.6	100.0%

	Six Months Ended June 30,
	2017		2016
	Revenues	Percent	Revenues	Percent
Animal Nutrition Revenues
Fish Meal	$60.4	36.1%	$77.1	39.0%
Fish Oil	21.8	13.0	40.1	20.3
Refined Fish Oil	13.9	8.3	12.7	6.4
Fish Solubles and Other	1.0	0.6	1.9	1.0
Subtotal of Animal Nutrition	97.1	58.0	131.8	66.7

Human Nutrition Revenues
Specialty oils	55.0	32.8	51.3	26.0
Dairy protein products	10.1	6.0	9.6	4.9
Other nutraceutical ingredients	5.3	3.2	4.8	2.4
Subtotal of Human Nutrition	70.4	42.0	65.7	33.3

Total	$167.5	100.0%	$197.5	100.0%

OMEGA PROTEIN CORPORATION

The following table sets forth the Company’s revenues by geography (in millions) and the approximate percentage of total revenues represented thereby, for the indicated periods:

	Three Months Ended June 30,
	2017		2016
	Revenues	Percent	Revenues	Percent

U.S. - Domestic Revenues	$54.7	58.3%	$51.6	45.8%
Export Revenues	39.2	41.7	61.0	54.2
Total	$93.9	100.0%	$112.6	100.0%

	Six Months Ended June 30,
	2017		2016
	Revenues	Percent	Revenues	Percent

U.S. - Domestic Revenues	$107.8	64.3%	$108.5	54.9%
Export Revenues	59.7	35.7	89.0	45.1
Total	$167.5	100.0%	$197.5	100.0%

 Animal Nutrition Products

2017 Fishing Information.  At June 30, 2017, Omega Protein owned a fleet of 38 vessels and 27 spotter aircraft for use in its fishing operations and also leased additional aircraft where necessary to facilitate operations. During the 2017 fishing season in the Gulf of Mexico, which is expected to run from mid-April through October, Omega Protein is operating 19 fishing and carry vessels and 22 spotter aircraft. The fishing area in the Gulf is generally located along the Gulf Coast, with a concentration off the Louisiana and Mississippi coasts. The fishing season along the Atlantic coast began in May and can extend into December. During the 2017 fishing season, Omega Protein is operating 7 fishing vessels and 7 independently-owned spotter aircraft along the Mid-Atlantic coast. The remaining fleet of fishing vessels and spotter aircraft are not routinely operated during the fishing season and are back-up to the active fleet, used for other transportation purposes, inactive, or in the process of refurbishment or conversion in the Company’s shipyard. Historical fish catch and production results at the end of the second quarter for the past five years are as follows:

	2017	2016	2015	2014	2013	2012 to 2016 5-Year Avg.
Fish catch in short tons as of June 30,	112,962	170,693	171,036	109,359	124,612	161,053
Fish meal, oil and solubles production in tons (excludes refined)	37,233	64,696	54,647	35,882	49,542	56,002
Total yield	33.0%	37.9%	32.0%	32.8%	39.8%	34.8%
Oil yield	5.8%	10.6%	4.8%	6.7%	12.1%	7.5%

The Company cautions that because of the volatility of fish catch generally, partial year catch numbers are not indicative of results that may be expected for a full year. In addition, the results of the 2017 fishing season will depend in large part on the volume of fish caught, and the total yield associated with the catch.  Total fish catch through June 30, 2017 decreased by 33.8% compared to fish catch in the same period in the 2016 fishing season and was lower by 29.9% compared to Omega Protein’s prior five year fish catch average during the same period. This reduction is due in part to weather conditions. Total fish meal, oil and solubles production through June 30, 2017 decreased by 42.4% compared to production in the same period in the 2016 fishing season and was lower by 33.5% compared to Omega Protein’s prior five year production average during the same period. This reduction is due to the above mentioned decrease in fish catch as well as a decrease in total yield. The Company believes that yields are influenced by multiple factors, including but not limited to, fish diet, weather, water temperature and nutrient content, fish population and age of fish. The low production could result in significantly higher per unit inventory cost and fewer volumes available for future sale. These higher unit costs and lower volumes available for sale have adversely impacted financial results for the second quarter of 2017 as compared to the second quarter of 2016 and could adversely affect financial results through the second quarter of 2018 if fish catch and production do not improve sufficiently.

Sales Contracts. Omega Protein generally sells most of its products on up to a twelve-month forward contract basis with the balance sold on a spot basis through purchase orders or under longer-term forward contracts. Omega Protein’s sales contracts generally contain force majeure and other production allocation provisions. Historically, fish meal and fish oil sold on a forward contract basis have fluctuated from year to year based upon perceived market availability and forward price expectations. As of June 30, 2017, Omega Protein has sold forward on a contract basis approximately 33,000 short tons (1 short ton = 2,000 pounds) of fish meal and 11,000 metric tons (1 metric ton = 2,204.6 pounds) of fish oil for 2017. Of these 2017 forward sales, the majority was contracted during 2017. As a basis of comparison, as of June 30, 2016, Omega Protein had sold forward on a contract basis approximately 50,000 short tons of fish meal and 10,000 metric tons of fish oil for 2016.

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

We expect global supply for fish meal and fish oil to be higher in 2017 versus the prior year as a result of higher global quotas and fish catch.  As a result, we currently expect lower average prices for fish meal and fish oil in the second half of 2017 than were realized in 2016 and the six months ended June 30, 2017.

Omega Protein has not been able to use H2B visa workers for its 2017 fishing season and it is possible that Omega Protein’s inability to secure a sufficient number of qualified workers could have an adverse effect on Omega Protein’s 2017 Gulf of Mexico fishing season. See “Part II – Item 1A. Risk Factors – The Company’s inability to use any H2B visa workers for its 2017 fishing season could have an adverse impact on the remainder of the 2017 Gulf of Mexico fishing season.”

 Human Nutrition Products

The Company produces and sells products for human consumption in three primary product lines: specialty oils, protein products and other nutraceutical ingredients. Sales of specialty oils increased approximately $3.7 million in the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 primarily due to an increase in sales of coconut oil and marine oils. Sales of protein products and other nutraceutical ingredients increased slightly when comparing the six-month periods ended June 30, 2017 and 2016.

Results of Operations

The following discussion segregates the financial results of the Company’s two industry segments: animal nutrition and human nutrition. For a discussion of the Company’s segments, see Note 3 - Industry Segments to the unaudited condensed consolidated financial statements in Item 1.

Interim Results for the Second Quarters ended June 30, 2017 and 2016

Animal Nutrition

	Three Months Ended June 30,
	2017	2016	Increase (Decrease)
	(in millions)
Revenues	$57.1	$81.6	$(24.5)
Cost of sales	41.9	51.1	(9.2)
Gross profit	15.2	30.5	(15.3)
Selling, general and administrative expenses (including research and development)	0.6	0.7	(0.1)
Loss (gain) on disposal of assets	0.2	(0.4)	0.6
Operating income	$14.4	$30.2	$(15.8)

Revenues.    Animal nutrition revenues decreased $24.5 million, or 30.0%, from $81.6 million for the three months ended June 30, 2016 (the “Comparable Quarter”) to $57.1 million for the three months ended June 30, 2017 (the “Current Quarter”). The decrease in animal nutrition related revenues was primarily due to decreased sales volumes of 18.4% and 30.0% for the Company’s fish oil and fish meal, respectively, and decreased sales prices of 12.3% and 1.3% for the Company’s fish oil and fish meal, respectively. Considering fish meal, fish oil and fish solubles sales activities in total, the Company experienced a $17.8 million decrease in revenues due to the decrease in sales volumes and a $6.7 million decrease in revenues caused by decreased sales prices, when comparing the Current Quarter and the Comparable Quarter. The decreases in fish oil and fish meal sales volumes are primarily due to the timing of contracts, the decreased level of inventory at the beginning of the Current Quarter compared to the Comparable Quarter and the decreased level of production as a result of lower fish catch and total yield in the Current Quarter compared to the Comparable Quarter. The decrease in fish oil sales prices during the Current Quarter as compared to the Comparable Quarter is primarily due to prevailing market conditions such as global supply and demand at the time sales contracts were entered into.

OMEGA PROTEIN CORPORATION

Cost of sales.    Animal nutrition cost of sales, including depreciation and amortization, for the Current Quarter was $41.9 million, a decrease of $9.2 million, or 17.9%, as compared to the Comparable Quarter. Cost of sales as a percentage of revenues was 73.4% for the Current Quarter as compared to 62.6% for Comparable Quarter. The increase in cost of sales as a percentage of revenues was primarily due to a 10.5% higher cost per unit of sales. The Current Quarter cost per unit is influenced by costs per unit for 2016 and 2017 production, while the Comparable Quarter cost per unit reflects costs per unit for 2015 and 2016 production. Cost per unit of sales for the Current Quarter was higher due largely to higher cost per unit for 2017 production compared to 2015 production, primarily as a result of lower anticipated fish catch and production volumes for the 2017 fishing season.

Gross profit.    Animal nutrition gross profit decreased $15.3 million, or 50.2%, from $30.5 million for the Comparable Quarter to $15.2 million for the Current Quarter due largely to decreased sales volumes, decreased sales prices and increased cost of goods sold per unit as discussed above. Gross profit as a percentage of revenue was 26.6% for the Current Quarter compared to 37.4% for the Comparable Quarter. The decrease in gross profit as a percentage of revenue was primarily due to the decreased sales prices and increased cost per unit of sales.

Loss (gain) on disposal of assets.   The loss on disposal of assets for the Current Quarter of $0.2 million related to the disposal of assets in the ordinary course of business. The Company recorded a gain on disposal of assets for the Comparable Quarter of $0.4 million related primarily to insurance proceeds received for a disposed asset.

Human Nutrition

	Three Months Ended June 30,
	2017	2016	Increase (Decrease)
	(in millions)
Revenues	$36.8	$31.1	$5.7
Cost of sales	29.5	28.2	1.3
Gross profit	7.3	2.9	4.4
Selling, general and administrative expenses (including research and development)	4.0	4.5	(0.5)
Impairment of goodwill and other intangible assets	—	11.6	(11.6)
Loss (gain) related to plant closure	—	1.4	(1.4)
Operating income (loss)	$3.3	$(14.6)	$17.9

Revenues.    Human nutrition revenues increased $5.7 million, or 18.4%, from $31.1 million for the Comparable Quarter to $36.8 million for the Current Quarter, due primarily to increases in sales of specialty oils. Specialty oils revenues increased by $4.8 million to $28.3 million (including $0.2 million from menhaden omega-3 concentrates) in the Current Quarter from $23.5 million (including $0.4 million from menhaden omega-3 concentrates and tolling) in the Comparable Quarter. The increase in specialty oils revenues was primarily due to increased sales of coconut and marine oils. Protein products revenues increased by $0.4 million to $5.6 million and other nutraceutical ingredients revenues increased by $0.6 million to $2.9 million during the Current Quarter.

Cost of sales.    Human nutrition cost of sales, including depreciation and amortization, for the Current Quarter was $29.5 million, a $1.3 million, or 4.6%, increase compared to the Comparable Quarter. Human nutrition cost of sales as a percentage of revenue decreased from 90.8% for the Comparable Quarter to 80.2% for the Current Quarter, due in part to shifts in product mix and reduced raw materials costs for certain products. Specialty oils cost of sales was $23.2 million (including $0.2 million from menhaden omega-3 concentrates) and $21.2 million (including $0.8 million from menhaden omega-3 concentrates and tolling) during the Current and Comparable Quarters, respectively.

Protein products cost of sales was $4.2 million for the Current Quarter compared to $5.5 million during the Comparable Quarter. The decrease in protein products cost of sales was mainly attributed to reduced costs of certain dairy raw materials. Other nutraceutical ingredients cost of sales was $2.0 million during the Current Quarter compared to $1.5 million for the Comparable Quarter.

OMEGA PROTEIN CORPORATION

Gross profit.    Human nutrition gross profit increased $4.4 million, or 154.5%, from $2.9 million for the Comparable Quarter to $7.3 million for the Current Quarter. Gross profit as a percentage of revenue was 19.8% for the Current Quarter as compared to 9.2% for the Comparable Quarter. The increase in gross profit as a percentage of revenue was primarily due to increased specialty oil gross profit as a percentage of revenues, which includes the effect of losses from the subsequently closed Batavia, Illinois oil concentration facility on the Comparable Quarter.

Selling, general and administrative expenses.    Human nutrition selling, general and administrative expenses decreased $0.5 million, or 10.0%, from $4.5 million for the Comparable Quarter to $4.0 million for the Current Quarter. The decrease in selling, general and administrative expenses is due to decreased miscellaneous expenses during the Current Quarter compared to the Comparable Quarter.

Impairment of goodwill and other intangible assets. Human nutrition impairment of goodwill and other intangible asset expense was $11.6 million for Comparable Quarter due to impairment charges related to the excess of carrying value over fair value for goodwill and certain other indefinite lived intangible assets at the protein products reporting unit. For additional information, see Note 4 – Goodwill and Other Intangible Assets. No such impairment charges were recognized during the Current Quarter.

Loss (gain) related to plant closure. As a result of the planned closing of the Batavia, Illinois oil concentration facility, the Company recognized a loss of $1.4 million in the Comparable Quarter. No such charge was recognized during the Current Quarter.

Unallocated

	Three Months Ended June 30,
	2017	2016	Increase (Decrease)
	(in millions)

Selling, general and administrative expenses (including research and development)	$5.7	$6.7	$(1.0)

Selling, general and administrative expenses (including research and development). Unallocated selling, general and administrative expenses decreased $1.0 million, or 14.8%, from $6.7 million for the Comparable Quarter to $5.7 million for Current Quarter. The decrease in selling, general and administrative expenses is primarily due to decreased professional fees for services as a result of the Company’s 2016 proxy contest that were not incurred in the current quarter, as well as decreased labor and other expenses.

Other non-segmented results of operation

Gain (loss) on foreign currency.    The Company recorded a $0.4 million loss and a $0.1 million gain on foreign currency in the Current and Comparable Quarters, respectively, due to fluctuations in the Canadian dollar exchange rate and working capital balances at Bioriginal Food & Science’s Canadian operations.

Provision for income taxes.    The Company recorded a $4.2 million provision for income taxes for the Current Quarter representing an effective tax rate of 36.2% for income taxes compared to 37.3% for the Comparable Quarter. The statutory tax rate of 35% for U.S. federal taxes was in effect for each of the Current and Comparable Quarters.

Interim Results for the Six Months ended June 30, 2017 and 2016

Animal Nutrition

	Six Months Ended June 30,
	2017	2016	Increase (Decrease)
	(in millions)

Revenues	$97.1	$131.8	$(34.7)
Cost of sales	67.8	80.8	(13.0)
Gross profit	29.3	51.0	(21.7)
Selling, general and administrative expenses (including research and development)	1.1	1.2	(0.1)
Loss (gain) related to plant closure	—	(0.3)	0.3
Loss (gain) on disposal of assets	(0.2)	(0.1)	(0.1)
Operating income	$28.4	$50.2	$(21.8)

OMEGA PROTEIN CORPORATION

Revenues.    Animal nutrition revenues decreased $34.7 million, or 26.3%, from $131.8 million for the six months ended June 30, 2016 (the “Comparable Period”) to $97.1 million for the six months ended June 30, 2017 (the “Current Period”). The decrease in animal nutrition related revenues was primarily due to decreased sales volumes of 28.1% and 21.3% for the Company’s fish oil and fish meal, respectively, and decreased sales prices of 5.9% and 0.4% for the Company’s fish oil and fish meal, respectively. Considering fish meal, fish oil and fish solubles sales activities in total, the Company experienced a $27.2 million decrease in revenues due to the decrease in sales volumes and a $7.5 million decrease in revenues caused by decreased sales prices, when comparing the Current Period and the Comparable Period. The decreases in fish oil and fish meal sales volumes are primarily due to the timing of contracts, the decreased level of inventory at the beginning of the Current Period compared to the Comparable Period and the decreased level of production as a result of lower fish catch and total yield in the Current Period compared to the Comparable Period. The decrease in fish oil sales prices during the Current Period as compared to the Comparable Period is primarily due to prevailing market conditions such as global supply and demand at the time sales contracts were entered into.

Cost of sales.    Animal nutrition cost of sales, including depreciation and amortization, for the Current Period was $67.8 million, a decrease of $13.0 million, or 16.2%, as compared to the Comparable Period. Cost of sales as a percentage of revenues was 69.8% for the Current Period as compared to 61.3% for Comparable Period. The increase in cost of sales as a percentage of revenues was primarily due to a 10.3% higher cost per unit of sales. Current Period cost per unit is influenced by costs per unit for 2016 and 2017 production, while the Comparable Period cost per unit reflects costs per unit for 2015 and 2016 production. Cost per unit of sales for the Current Period was higher due largely to higher cost per unit for 2017 production compared to 2015 production, primarily as a result of lower anticipated fish catch and production volumes for the 2017 fishing season.

Gross profit.    Animal nutrition gross profit decreased $21.7 million, or 42.4%, from $51.0 million for the Comparable Period to $29.3 million for the Current Period due primarily to decreased sales volumes, decreased sales prices for fish oil and increased cost of goods sold per unit as discussed above. Gross profit as a percentage of revenue was 30.2% for the Current Period compared to 38.7% for the Comparable Period. The decrease in gross profit as a percentage of revenue was primarily due to the decreased sales prices for fish oil and increased cost per unit of sales.

Human Nutrition

	Six Months Ended June 30,
	2017	2016	Increase (Decrease)
	(in millions)

Revenues	$70.4	$65.7	$4.7
Cost of sales	57.0	58.5	(1.5)
Gross profit	13.4	7.2	6.2
Selling, general and administrative expenses (including research and development)	7.7	8.6	(0.9)
Impairment of goodwill and other intangible assets	—	11.6	(11.6)
Loss (gain) related to plant closure	—	2.0	(2.0)
Operating income (loss)	$5.7	$(15.0)	$20.7

Revenues.    Human nutrition revenues increased $4.7 million, or 7.2%, from $65.7 million for the Comparable Period to $70.4 million for the Current Period, due primarily to increases in sales of specialty oils. Specialty oils revenues increased by $3.7 million to $55.0 million (including $0.8 million from menhaden omega-3 concentrates) in the Current Period from $51.3 million (including $1.3 million from menhaden omega-3 concentrates and tolling) in the Comparable Period. The increase in specialty oils revenues was primarily due to increased sales of coconut and marine oils. Protein products revenues increased by $0.5 million to $10.1 million and other nutraceutical ingredients revenues increased by $0.5 million to $5.3 million during the Current Period.

Cost of sales.    Human nutrition cost of sales, including depreciation and amortization, for the Current Period was $57.0 million, a $1.5 million, or 2.4%, decrease compared to the Comparable Period. Human nutrition cost of sales as a percentage of revenue decreased from 89.0% for the Comparable Period to 81.0% for the Current Period, due in part to shifts in product mix and reduced raw materials costs for certain products. Specialty oils cost of sales was $44.9 million (including $0.7 million from menhaden omega-3 concentrates) and $45.8 million (including $2.6 million from menhaden omega-3 concentrates and tolling) during the Current and Comparable Periods, respectively.

OMEGA PROTEIN CORPORATION

Protein products cost of sales was $8.5 million for the Current Period compared to $9.4 million during the Comparable Period. The decrease in protein products cost of sales was mainly attributed to reduced costs of certain dairy raw materials. Other nutraceutical ingredients cost of sales was $3.7 million during the Current Period compared to $3.2 million for the Comparable Period.

Gross profit.    Human nutrition gross profit increased $6.2 million, or 84.4%, from $7.2 million for the Comparable Period to $13.4 million for the Current Period. Gross profit as a percentage of revenue was 19.0% for the Current Period as compared to 11.0% for the Comparable Period. The increase in gross profit as a percentage of revenue was primarily due to increased specialty oil gross profit as a percentage of revenues, which includes the effect of the Batavia, Illinois oil concentration facility closure.

Selling, general and administrative expenses.    Human nutrition selling, general and administrative expenses decreased $0.9 million, or 10.8%, from $8.6 million for the Comparable Period to $7.7 million for the Current Period. The decrease in selling, general and administrative expenses is partially due to decreased labor and other miscellaneous expenses during the Current Period compared to the Comparable Period.

Impairment of goodwill and other intangible assets. Human nutrition impairment of goodwill and other intangible assets expense was $11.6 million for Comparable Period due to impairment charges related to the excess of carrying value over fair value for goodwill and certain other indefinite lived intangible assets at the protein products reporting unit. No such impairment charges were recognized during the Current Period. For additional information, see Note 4 – Goodwill and Other Intangible Assets.

Loss (gain) related to plant closure. As a result of the planned closing of the Batavia, Illinois oil concentration facility, the Company recognized a loss of $2.0 million in the Comparable Period. No such charge was recognized during the Current Period.

Unallocated

	Six Months Ended June 30,
	2017	2016	Increase (Decrease)
	(in millions)

Selling, general and administrative expenses (including research and development)	$12.3	$11.6	$0.7

Selling, general and administrative expenses (including research and development). Unallocated selling, general and administrative expenses increased $0.7 million, or 5.4%, from $11.6 million for the Comparable Period to $12.3 million for Current Period. The increase in selling, general and administrative expenses is primarily due to increased legal and other professional expenses during the Current Period compared to the Comparable Period.

Other non-segmented results of operation

Gain (loss) on foreign currency.    The Company recorded a $1.2 million and a $1.4 million loss on foreign currency in the Current and Comparable Periods, respectively, due to fluctuations in the Canadian dollar exchange rate and working capital balances at Bioriginal Food & Science’s Canadian operations.

Provision for income taxes.    The Company recorded a $6.9 million provision for income taxes for the Current Period representing an effective tax rate of 33.9% for income taxes compared to 36.2% for the Comparable Period. The decrease in the effective tax rate in the Current Period is primarily the result of the adoption of ASU 2016-09 on January 1, 2017, which reduces the provision for income taxes by the excess tax benefit of equity compensation. The statutory tax rate of 35% for U.S. federal taxes was in effect for each of the Current and Comparable Periods.

Seasonal and Quarterly Results

Omega Protein’s menhaden harvesting and processing business is seasonal in nature. Omega Protein generally has higher sales during the third quarter of each fiscal year due to increased product availability and customer demand. Additionally, due to differences in gross profit margins for Omega Protein’s various products, any variation in the mix of product sales between quarters may result in significant variations of total gross profit margins. These margins may also be affected by changes in costs from year to year and month to month, which includes variations in production yields. Similarly, contract terms related to sales of inventory may affect comparable period comparisons. As a result, the Company’s quarterly operating results have fluctuated in the past and may fluctuate in the future.

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

At June 30, 2017, the Company had an unrestricted cash balance of $10.0 million, a decrease of $27.4 million from December 31, 2016. Omega Protein’s annual revenues and its resulting liquidity are highly dependent on annual fish catch, production yields, selling prices for its products and inventories available for sale. Omega Protein’s average selling price for its animal nutrition products for the six months ended June 30, 2017 was 2% lower than the average selling price for the year ended December 31, 2016.  Omega Protein’s average per unit cost of sales for its animal nutrition products for the six months ended June 30, 2017 was 9% higher than its average per unit cost of sales for the year ended December 31, 2016.

The aggregate amount of the Company’s outstanding indebtedness as of June 30, 2017 was $1.9 million compared to $1.1 million as of December 31, 2016.  The Company will be required to use a portion of its cash flows to pay principal and interest on its debt, which will reduce the amount of money the Company has for operations, capital expenditures, expansion, acquisitions or general corporate or other business activities. In addition, the covenants contained in the Company’s debt agreements limit its ability to borrow money in the future for acquisitions, capital expenditures or to meet the Company’s operating expenses or other general corporate obligations. See “Item 1A. Risk Factors – Risks Relating to the Company’s Operations. The Company currently has a relatively small amount of indebtedness, but if that indebtedness were to increase, it may adversely affect its ability to operate its business, remain in compliance with debt covenants and make payments on its debt” in the Company’s 2016 Form 10-K.

As of June 30, 2017, the Company has contracted through energy swap derivatives or physical contracts a portion of its estimated 2017, 2018 and 2019 energy use.

Source of Capital: Operations

Net operating activities provided cash of $1.2 million and $41.9 million during the six months ended June 30, 2017 and 2016, respectively. The decrease in operating cash flow is primarily attributable to changes in working capital, which included the impact of decreased sales of animal nutrition segment inventory as a result of decreased inventory carried into 2017 from the 2016 fishing season as compared to inventory carried into 2016 from the 2015 fishing season.

Source and Use of Capital: Debt, Dividends and Common Stock

Net financing activities used cash of $2.0 million and $18.0 million during the Current and Comparable Periods, respectively. The Current Period included $2.2 million of dividend payments, $0.1 million in proceeds received from stock options exercised, $0.5 million in stock repurchases relating to employee returns of restricted stock to the Company in satisfaction of withholding taxes and $0.7 million in debt principal borrowings. The Comparable Period included $0.5 million in proceeds and tax effects received from stock options exercised, $0.4 million in stock repurchases relating to employee returns of restricted stock to the Company in satisfaction of withholding taxes, $24.5 million in debt principal payments and $6.4 million in debt principal borrowings.

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

OMEGA PROTEIN CORPORATION

As of June 30, 2017, the Company was in compliance with all financial covenants under the Loan Agreement. All Loans and all other obligations outstanding under the Loan Agreement are payable in full in August 2020.

As of each of June 30, 2017 and December 31, 2016, the Company had no amount outstanding under the Loan Agreement other than approximately $8.6 million in letters of credit. The Company has no off-balance sheet arrangements other than normal operating leases and standby letters of credit.

In March 2015, Bioriginal Food & Science Europe extended the terms of its credit facility with ING Commercial Finance B.V., which provides borrowings up to an amount based on accounts receivable and inventory balances, and matures on March 31, 2018.  Advances are repayable on demand and bear interest payable monthly at 1.75% + EURIBOR (currently 1.59%).  This credit facility is secured by accounts receivable and inventory of Bioriginal Food & Science Europe to a maximum of 85% of accounts receivable and 60% of inventory.  This credit facility contains cross default provisions and other covenants.  As of June 30, 2017 and December 31, 2016, Bioriginal Food & Science Europe had $1.9 million and $1.1 million outstanding under this credit facility, respectively, which is included in current maturities.

The Company’s notes payable and long-term debt are more fully explained in Note 11 to the consolidated financial statements in Item 8 of the Company’s Form 10-K for the fiscal year ended December 31, 2016.

Use of Capital: Capital Investments

The Company’s investing activities consist mainly of capital expenditures for equipment purchases, replacements, vessel refurbishments, plant expansions, fish oil refining processes and technology. The Company made capital expenditures of approximately $27.4 million and $18.3 million, for the six month periods ended June 30, 2017 and 2016, respectively. The Company anticipates investing an additional $13 million to $23 million in capital expenditures during the remainder of 2017, primarily for the expansion of production capabilities, refurbishment of vessels and plant assets, regulatory and environmental requirements and for the improvement of certain equipment. Additional investment opportunities or requirements may arise during the year, which could cause capital expenditures to exceed this range.

Use of Capital: Contractual Obligations

The following table aggregates information about the Company’s contractual cash obligations and other commercial commitments (in thousands) as of June 30, 2017:

	Payments Due by Period
		Less than	1 to 3	4 to 5	After 5
Contractual Cash Obligations	Total	1 year	years	years	years

Debt	$1,884	$1,884	$—	$—	$—
Interest on debt	30	30	—	—	—
Operating lease obligations	9,468	2,801	4,519	1,597	551
Pension funding (1)	6,705	480	1,975	1,810	2,440
Total Contractual Obligations	$18,087	$5,195	$6,494	$3,407	$2,991

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

As of June 30, 2017, the calculated fair value of Bioriginal Food & Science’s trade name exceeded its $3.3 million carrying value by 5%. Key assumptions in the fair value calculation of the trade name include moderate sales growth during the forecasted periods relative to historical sales which approach a long-term terminal growth rate that approximates an inflation index.  The Company currently expects to achieve the revised assumed sales growth as compared to recent actual sales through the ability to penetrate new markets primarily through expansion of the reporting unit’s liquid coconut product line. Considering the level of sensitivity with respect to the key assumptions, if the Company does not (i) adequately anticipate changes in its customers’ demand for products, (ii) maintain sales volumes with significant customers, (iii) successfully penetrate new markets, or (iv) price products appropriately to compete in the marketplace, its future sales may fail to meet the Company’s sales projections.

For all financial statement periods presented, there have been no material modifications to the application of these critical accounting policies or methodologies regarding estimates and judgements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

In the normal course of business, the financial condition of the Company is exposed to minimal market risk associated with interest rate movements on the Company’s borrowings.  In the past, to mitigate this risk, the Company has entered into interest rate swap agreements to effectively lock-in the LIBOR component of certain debt instruments.  However, no interest rate swap agreements are currently in effect. As of June 30, 2017, the Company’s indebtedness of $1.9 million was subject to variable interest rates. A one percent increase or decrease in the levels of interest rates on variable rate debt would not result in a material change to the Company’s results of operations.

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

On March 2, 2017 and April 5, 2017, two class action lawsuits captioned Malone v. Omega Protein Corporation and Diehl v. Omega Protein Corporation, respectively, were filed against the Company and two of its officers in the United States District Court for the Southern District of New York. The Malone action was voluntarily dismissed, without prejudice, by the plaintiff on March 29, 2017. The Diehl action purports to assert claims against the Company and two of its officers for alleged violations of Section 10(b) and Section 20(a) of the Exchange Act and Rule 10b-5 under the Exchange Act. The plaintiff in Diehl seeks to represent a proposed class of all persons who purchased or otherwise acquired the Company’s securities during the period from June 4, 2013 through March 1, 2017. The complaint seeks damages allegedly caused by alleged materially misleading statements and/or material omissions by the Company and two of its officers regarding the Company’s finances and business prospects, which allegedly operated to inflate artificially the price paid for the Company’s securities during the class period. The complaints seek unspecified compensatory damages, including interest thereon, attorneys’ fees and other costs.

On March 3, 2017, a class action lawsuit captioned Ahern v. Omega Protein Corporation was filed against the Company and two of its officers in the United States District Court for the Central District of California. This suit asserts claims against the Company and two of its officers for alleged violations of Section 10(b) and Section 20(a) of the Exchange Act and Rule 10b-5 under the Exchange Act. The plaintiff seeks to represent a proposed class of all persons who purchased or otherwise acquired the Company’s publicly traded securities during the period from August 3, 2016 through March 1, 2017. The complaint seeks damages allegedly caused by alleged materially misleading statements and/or material omissions by the Company and two of its officers regarding the Company’s business, operational and financial results, which allegedly operated to inflate artificially the market price of the Company’s securities during the class period. The complaint seeks unspecified compensatory damages, including interest thereon, attorneys’ fees and other costs. On May 1, 2017, the Company filed a motion to transfer this lawsuit from the United States District Court for the Central District of California to the United States District Court for the Southern District of New York.

On May 15, 2017, the Ahern action was transferred to the United States District Court for the Southern District of New York, where it was subsequently consolidated with the Diehl action, on July 14, 2017. On July 17, 2017, the lead plaintiff in the consolidated action filed a consolidated amended complaint. As with the pre-consolidated actions, the consolidated amended complaint asserts claims against the Company and two of its officers for alleged violations of Section 10(b) and Section 20(a) of the Exchange Act and Rule 10b-5 under the Exchange Act. The lead plaintiff seeks to represent a proposed class of all persons who purchased or otherwise acquired the Company’s securities during the period from August 6, 2013 through March 1, 2017. The consolidated amended complaint seeks damages allegedly caused by alleged materially misleading statements and/or material omissions by the Company and two of its officers, which allegedly operated to inflate artificially the market price of the Company’s securities during the class period. The consolidated amended complaint seeks unspecified compensatory damages, including interest thereon, attorneys’ fees and other costs.

Although the Company believes that the allegations in the consolidated class action are without merit and intends to defend such litigation vigorously, litigation is subject to inherent uncertainties and we are not able at this time to determine the outcome of this lawsuit or its potential liability, if any. It is possible that an adverse result in the litigation could have a material adverse effect on the Company’s business, reputation, results of operations and financial condition. In addition, defending the lawsuit may be costly and could require significant involvement of the Company’s senior management and divert management's attention from its business and operations.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Form 10-K for the fiscal year ended December 31, 2016, except as set forth below:

OMEGA PROTEIN CORPORATION

As previously disclosed, the Company and two of its officers have been named in a consolidated class action lawsuit which alleges violations of securities laws. The Company and two of its officers are the subject of a consolidated class action lawsuit in New York with respect to alleged violations of the securities laws. This lawsuit seeks various remedies, including unspecified compensatory damages, including interest thereon, attorney’s fees and other costs. For additional information on this lawsuit, see “Part II. Other Information – Item 1. Legal Proceedings” in this Form 10-Q.

Although the Company believes that the allegations in this lawsuit are without merit and intends to defend such litigation vigorously, litigation is subject to inherent uncertainties and we are not able at this time to determine the outcome of this lawsuit or its potential liability, if any. It is possible that an adverse result in the litigation could have a material adverse effect on the Company’s business, reputation, results of operations and financial condition. In addition, defending the lawsuit may be costly and could require significant involvement of the Company’s senior management and divert management's attention from its business and operations.

The Company’s inability to use any H2B visa workers for its 2017 fishing season could have an adverse impact on the remainder of the 2017 Gulf of Mexico fishing season. On March 16, 2017, the Company received notice applicable to all employers from the United States Citizenship and Immigration Services that a sufficient number of H2B visa petitions had been received to reach the congressionally mandated H2B visa cap for that portion of fiscal 2017 relevant to the Company’s 2017 fishing season. As a result, the Company has not been able to use H2B visa workers for its 2017 fishing season, despite timely filing for and receiving approval from the U.S. Department of Labor for such workers.

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

While the Company believes that it has substantially ameliorated the impact of the H2B worker shortfall for the 2017 fishing season to date, it is possible that the Company’s inability to secure a sufficient number of qualified workers could have an adverse impact on the remainder of the 2017 Gulf of Mexico fishing season.

As previously disclosed in the Company's current report on Form 8-K dated May 16, 2017, the Company has received a subpoena from the SEC in May 2017 requesting information relating to a Company subsidiary’s compliance with Title XI loan terms and information on the Company’s costs of sales and inventories. As previously disclosed, in December 2016, the Company received a subpoena from the SEC requesting information in connection with an investigation relating to a Company subsidiary’s compliance with its probation terms and the Company’s protection of whistleblower employees. As previously disclosed, in May 2017, the Company received another subpoena from the SEC seeking documents relating to its Title XI loans, including documents relating to the Company’s public disclosures that it was in compliance with all of the covenants in the loan agreements for such Title XI loans. The same SEC subpoena also called for the production of documents concerning the Company’s calculation of its cost of sales for fiscal years 2014 through 2016, and documents reflecting the Company’s accounting policies and procedures for inventories and cost of sales for fiscal years 2014 through 2016, including its methodologies for calculating and allocating direct and indirect costs. The Company has delivered responsive documents to the SEC in connection with the December 2016 subpoena and is in the process of responding to the May 2017 subpoena. The Company cannot predict the outcome of the investigation or the effect of the findings of the investigation on the Company, but it is possible that the foregoing matters could result in a material adverse effect on the Company’s business, reputation, results of operations and financial condition.

The previously disclosed plea agreements relating to Clean Water Act violations of the Company’s Omega Protein subsidiary will adversely affect the Company’s ability to secure federal contracts or benefits. As previously disclosed, the EPA notified the Company that as a result of the June 2013 plea agreement of its Omega Protein subsidiary for violating the Clean Water Act at its Reedville, Virginia facility, Omega Protein was ineligible to receive federal contracts or benefits if any of the work was to be performed at the Reedville, Virginia facility. In July 2017, the EPA notified the Company that as a result of the previously disclosed December 2016 plea agreement of Omega Protein for violating the Clean Water Act at its Abbeville, Louisiana facility, the EPA is proposing to debar the Company and two of its subsidiaries, Omega Protein and Omega Shipyard, from receiving future federal contracts or approved subcontracts (or to act as an agent or representative on behalf of another in such transactions), and from receiving certain federal assistance, loans and benefits (or contracts/subcontracts thereunder) or from participating as a principal, agent or key employee in those transactions. The EPA has proposed a five-year debarment period, but it is possible that the period may be longer or shorter. If ultimately debarred, the Company and its two subsidiaries will be ineligible to receive or participate in federal contracts or assistance programs for the debarment period.  The Company and its subsidiaries do not currently have any federal contracts or participate in any federal assistance programs.

OMEGA PROTEIN CORPORATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In January 2017, the Company’s Board of Directors established a dividend program under which the Company intends to pay a regular quarterly cash dividend to the holders of the Company’s common stock. On August 1, 2017, the Company’s Board of Directors declared a quarterly cash dividend of $0.05 per share to be paid on September 15, 2017 to shareholders of record as of the close of business on August 25, 2017. Prior to establishment of the dividend program, the Company had not declared any dividends on its common stock since it became a public company in April 1998. The Company currently expects to pay quarterly cash dividends on its common stock in the future, but such payments are subject to approval of the Company’s Board of Directors and are dependent upon the Company’s financial condition, results of operations, capital requirements and other factors, including those set forth under Item 1A - “Risk Factors” of this Report and Item 1A – “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016. In addition, the terms of the Company’s Loan Agreement may restrict the payment of cash dividends on its common stock under certain circumstances. See “Item 7—Management’s Discussion and Analysis of Financial Conditional and Results of Operations—Liquidity and Capital Resources” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Any indentures for debt securities issued in the future, the terms of any preferred stock issued in the future and any credit agreements entered into in the future may also restrict or prohibit the payment of cash dividends on the Company’s common stock.

In May 2016, the Company announced a share repurchase program of up to $40 million over the next 3 years. To date, the Company has not purchased any shares under the purchase criteria established for the share repurchase program, and in February 2017 the Company suspended the purchase of shares under its share repurchase program in connection with its previously announced strategic review of its human nutrition segment.  The Company did not repurcahse any shares in the second quarter of 2017.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

OMEGA PROTEIN CORPORATION

Item 6. Exhibits

Exhibit No.	Description of Exhibit
*10.1

Form of Award of Restricted Stock Agreement for independent directors dated June 29, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 30, 2017).

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

OMEGA PROTEIN CORPORATION (Registrant)

August 2, 2017	By:	/s/ Andrew C. Johannesen
Andrew C. Johannesen
Executive Vice President and Chief Financial Officer