Form 10-Q
period 2017-09-30
OMEGA PROTEIN CORP
filed 2017-11-08
CIK 1053650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Yes X No__.

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

Yes      No X .

Number of shares outstanding of the Registrant's Common Stock, par value $0.01 per share, on November 2, 2017: 22,478,928.

OMEGA PROTEIN CORPORATION

OMEGA PROTEIN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

(In thousands, except share and par value amounts)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements and Notes

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$20,988	$37,412
Receivables, net	47,888	38,796
Inventories, net	114,383	108,711
Prepaid expenses and other current assets	5,564	4,707
Total current assets	188,823	189,626
Property, plant and equipment, net	206,274	188,624
Goodwill	26,900	26,347
Other intangible assets, net	16,263	17,504
Other assets, net	4,221	5,764
Total assets	$442,481	$427,865

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$936	$1,097
Accounts payable	12,567	17,099
Accrued liabilities	36,693	37,928
Total current liabilities	50,196	56,124
Deferred tax liability, net	33,216	25,678
Pension liabilities, net	5,406	5,659
Other long-term liabilities	2,821	3,717
Total liabilities	91,639	91,178

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 authorized shares; none issued	—	—
Common Stock, $0.01 par value; 80,000,000 authorized shares; 22,652,670 and 22,579,626 shares issued and 22,464,028 and 22,411,695 shares outstanding at September 30, 2017 and December 31, 2016, respectively	225	223
Capital in excess of par value	157,450	155,761
Retained earnings	203,140	192,150
Treasury stock, at cost – 188,642 and 167,931 shares at September 30, 2017 and December 31, 2016, respectively	(3,390)	(2,894)
Accumulated other comprehensive loss	(6,583)	(8,553)
Total stockholders’ equity	350,842	336,687
Total liabilities and stockholders’ equity	$442,481	$427,865

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OMEGA PROTEIN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues	$90,285	$108,753	$257,777	$306,246
Cost of sales	76,491	75,706	201,284	214,982
Gross profit	13,794	33,047	56,493	91,264

Selling, general, and administrative expense	11,262	9,435	31,294	29,474
Research and development expense	393	605	1,422	1,954
Impairment of goodwill and other intangible assets	—	—	—	11,614
Merger related expenses	1,420	—	1,420	—
Loss related to plant closures	—	663	—	2,328
Charges related to U.S. Attorney investigation	—	358	—	358
Loss (gain) on disposal of assets	28	(17)	(182)	(83)
Operating income	691	22,003	22,539	45,619
Interest expense	(49)	(108)	(202)	(387)
Gain (loss) on foreign currency	998	159	(243)	(1,199)
Other income (expense), net	(9)	(221)	(145)	(184)
Income before income taxes	1,631	21,833	21,949	43,849

Provision for income taxes	713	7,280	7,593	15,253
Net income	918	14,553	14,356	28,596

Other comprehensive income (loss):
Foreign currency translation adjustment net of tax (expense) benefit of ($355), $31, ($995) and ($553), respectively	659	(58)	1,847	1,027
Energy swap adjustment, net of tax benefit (expense) of ($465), ($285), $257 and ($1,212), respectively	864	530	(477)	2,251
Pension benefits adjustment, net of tax expense of $108, $119, $323 and $358, respectively	200	221	600	665
Comprehensive income	$2,641	$15,246	$16,326	$32,539
Basic earnings per share (See Note 14)	$0.04	$0.65	$0.64	$1.28
Weighted average common shares outstanding	22,209	21,935	22,164	21,894
Diluted earnings per share (See Note 14)	$0.04	$0.64	$0.63	$1.27
Weighted average common shares and potential common share equivalents outstanding	22,449	22,232	22,438	22,194
Dividends declared per common share outstanding	$0.05	$—	$0.15	$—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OMEGA PROTEIN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$14,356	$28,596
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,532	19,149
Loss related to plant closures	—	2,131
Loss (gain) on disposal of assets	(182)	(83)
Impairment of goodwill and other intangible assets	—	11,614
Provisions for losses on receivables	7	29
Share based compensation	2,094	3,181
Deferred income taxes	7,712	(624)
Unrealized loss (gain) on foreign currency fluctuations, net	243	1,199
Changes in assets and liabilities:
Receivables	(8,520)	(6,681)
Inventories	(5,140)	7,675
Prepaid expenses and other current assets	(1,628)	(85)
Other assets	194	(2,546)
Accounts payable	(4,616)	(4,680)
Accrued liabilities	(677)	19,770
Pension liability, net	347	323
Other long term liabilities	177	(1,853)
Net cash provided by operating activities	23,899	77,115
Cash flows from investing activities:
Capital expenditures	(37,130)	(26,383)
Proceeds from disposition of assets	834	107
Net cash used in investing activities	(36,296)	(26,276)
Cash flows from financing activities:
Dividends paid	(3,366)	—
Principal payments of long-term debt	(280)	(25,485)
Proceeds from long-term debt	—	6,376
Treasury stock repurchase	(496)	(367)
Proceeds from equity compensation transactions	79	1,342
Excess tax benefit of equity compensation transactions	—	865
Net cash used in financing activities	(4,063)	(17,269)
Net (decrease) increase in cash and cash equivalents	(16,460)	33,570
Translation effect on cash	36	4
Cash and cash equivalents at beginning of year	37,412	661
Cash and cash equivalents at end of period	$20,988	$34,235

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

The animal nutrition segment is comprised primarily of two subsidiaries: Omega Protein, Inc. (“Omega Protein”) and Omega Shipyard, Inc. (“Omega Shipyard”). Omega Protein, the Company’s principal operating subsidiary, is the successor to a business conducted since 1913. Omega Protein produces and markets a variety of products produced from menhaden (a herring-like species of fish found in commercial quantities in the U.S. coastal waters of the Atlantic Ocean and Gulf of Mexico), including specialty fish meal, crude and refined fish oils and fish solubles. Omega Protein’s fish meal products are primarily used as a protein ingredient in animal feed for swine, aquaculture and household pets. Fish oil is used primarily for animal and aquaculture feeds, as well as additives to human food products and dietary supplements. Omega Protein’s fish solubles are sold primarily to bait manufacturers and for use as an organic fertilizer. The animal nutrition segment’s business is seasonal in nature and generally has higher revenues during the third quarter of each fiscal year. A portion of Omega Protein’s production is transferred to the human nutrition segment where it is further processed and sold. Omega Shipyard owns and operates a dry-dock facility in Moss Point, Mississippi that is used to provide shore side maintenance for Omega Protein’s fishing fleet.

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

Basis of Presentation

These interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally provided have been omitted. The interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Additionally, certain amounts applicable to the prior period have been reclassified to conform to the current classification.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the Company’s consolidated financial position as of September 30, 2017, and the results of its operations for the three month and nine month periods ended September 30, 2017 and 2016 and its cash flows for the nine month periods ended September 30, 2017 and 2016. Quarterly operating results are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive gain (loss) included in stockholders’ equity are as follows:

Changes in Accumulated Other Comprehensive Loss by Component

For the Nine Months Ended September 30, 2017 (in thousands)

	Gains and Losses On Cash Flow Hedges		Defined Benefit Pension Items	Foreign Currency Translation Adjustment	Total
Balance as of December 31, 2016	$1,261		$(7,457)	$(2,357)	$(8,553)
Other comprehensive gain (loss) before reclassifications	65		—	1,847	1,912
Amounts reclassified from accumulated other comprehensive loss	(542	)(a)	600 (b)	—	58
Net current-period other comprehensive income	(477)		600	1,847	1,970
Balance as of September 30, 2017	$784		$(6,857)	$(510)	$(6,583)

Changes in Accumulated Other Comprehensive Loss by Component

For the Nine Months Ended September 30, 2016 (in thousands)

	Gains and Losses On Cash Flow Hedges		Defined Benefit Pension Items	Foreign Currency Translation Adjustment	Total
Balance as of December 31, 2015	$(2,012)		$(8,335)	$(2,691)	$(13,038)
Other comprehensive gain (loss) before reclassifications	1,018		—	1,027	2,045
Amounts reclassified from accumulated other comprehensive loss	1,233	(a)	665 (b)	—	1,898
Net current-period other comprehensive income	2,251		665	1,027	3,943
Balance as of September 30, 2016	$239		$(7,670)	$(1,664)	$(9,095)

(a)	This accumulated other comprehensive income component is reclassified to the unallocated inventory cost pool in the period when the energy consumption takes place.
(b)

This accumulated other comprehensive income component is included in the computation of net periodic pension costs as amortization of actuarial loss which are explained in more detail in Note 15 to the consolidated financial statements in Item 8 of the Company’s Form 10-K for the fiscal year ended December 31, 2016.

Recently Issued and Adopted Accounting Standards

In August 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities, which amends ASC 815. The purpose of this ASU is to better align accounting rules with a company’s risk management activities and financial reporting for hedging relationships, better reflect economic results of hedging in financial statements, simplify hedge accounting requirements and improve the disclosures of hedging arrangements. The amendment should be applied using the modified retrospective transition method. ASU 2017-12 is effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods, with early adoption permitted. The Company currently plans to adopt the requirements of the new standard in the first quarter of 2018 and does not expect it to have a significant impact on its consolidated results of operations, financial position and related disclosures.

In March 2017, the FASB issued ASU 2017-07, Compensation – Retirement Benefits, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. ASU 2017-07 requires employers to present the service cost component of the net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. The other components of net benefit cost, including interest cost, expected return on plan assets, amortization of prior service cost/credit and actuarial gain/loss, and settlement and curtailment effects, are to be presented outside of any subtotal of operating income. Employers will have to disclose the line(s) used to present the other components of net periodic benefit cost, if the components are not presented separately in the income statement. ASU 2017-07 is effective for fiscal years and interim periods beginning after December 15, 2017, and early adoption is permitted. The Company does not expect the adoption of ASU 2017-07 to have a material impact on its consolidated results of operations, financial position and related disclosures.

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

ASC 606 is effective for the Company beginning January 1, 2018. The Company is continuing to evaluate the standard’s impact on its consolidated results of operations and financial condition. The Company has conducted contract reviews of the most significant contracts in both its Animal Nutrition and Human Nutrition segments. For the majority of the Company’s revenue arrangements, transactions are not accounted for under industry-specific guidance that will be superseded by the ASC and generally consist of a single performance obligation to transfer promised goods. Additionally, there are expanded disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers which the Company is also developing as it works through the project plan.

Based upon review of the most significant contracts in both the Animal Nutrition and Human Nutrition segments, the Company has not identified any terms or conditions in the contracts reviewed to date that would suggest the adoption of ASC 606 will result in a different pattern of revenue recognition than that recorded under current guidance. However, the Company will continue to evaluate this assessment as further review is performed, which includes incremental contract reviews for both the Animal Nutrition and Human Nutrition segments, which could identify changes under ASU 2014-09.

The Company currently anticipates utilizing the modified retrospective method of adoption on January 1, 2018.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation, Improvements to Employee Share-Based Payment Accounting.  ASU 2016-09 was issued as part of the FASB’s simplification initiative and affects all entities that issue share-based payment awards to their employees. ASU 2016-09 covers accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company prospectively adopted the provisions of ASU No. 2016-09 effective January 1, 2017, which decreased the provision for income taxes by $0.3 million and relocated the $0.3 million excess tax benefit of equity compensation transactions cash flow from financing to operating on the condensed consolidated statement of cash flows as compared to the presentation for the nine months ended September 30, 2016.

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

Business Interruption Insurance Proceeds

The Company recorded a receivable in September 2017 of approximately $0.3 million, net of deductible, from its business interruption insurance provider related to downtime at one of its Gulf of Mexico production facilities in August 2016. The proceeds were calculated based on lost inventory production. Given that the Company experienced a slight decrease in production as a result of the downtime, some of which would have been sold in 2017, the proceeds related to lost inventory production were recognized as an increase in revenues.

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

The following table shows all charges related to the plant closure that have been recorded in the Company’s consolidated statements of comprehensive income during the three and nine months ended September 30, 2017 and 2016 and from December 2015 to September 30, 2017:

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016	December 2015 to September 30, 2017
	(in thousands)
Impairment of property, plant and equipment	$—	$534	$—	$1,734	$5,892
Write-off material and supplies inventory	—	336	—	575	575
Employee severance costs	—	138	—	677	611
Estimated decommissioning costs	—	(375)	—	(375)	—
Other closure costs	—	30	—	30	74
Total loss (gain) related to plant closure	$—	$663	$—	$2,641	$7,152

The Company does not expect additional expenses related to this closure.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Cameron Plant

In December 2013, the Company effectively closed its menhaden fish processing plant located in Cameron, Louisiana and re-deployed certain vessels from that facility to the Company’s other Gulf Coast facilities located in Abbeville, Louisiana and Moss Point, Mississippi. In conjunction with the closure, the following charges were incurred in the Company’s consolidated statements of comprehensive income during the three and nine months ended September 30, 2017 and 2016 and from December 2013 to September 30, 2017:

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016	December 2013 to September 30, 2017
	(in thousands)
Impairment of property, plant and equipment	$—	$—	$—	$—	$7,922
Write-off material and supplies inventory	—	—	—	—	150
Employee severance costs	—	—	—	—	732
Estimated decommissioning costs	—	—	—	—	250
Other ongoing closure costs not attributable to future production	—	—	—	(313)	6,405
Total loss (gain) related to plant closure	$—	$—	$—	$(313)	$15,459

The Company does not expect additional expenses related to this closure.

NOTE 3. INDUSTRY SEGMENTS

The Company evaluates and reviews its results of operations in two segments: animal nutrition and human nutrition. These segments are managed separately and information on each segment is used by the chief operating decision maker as decisions are made about the Company’s overall resource allocation and to assess performance. Key measurements include revenue growth, operating income and return on invested capital.

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

The tables below present information about reported segments for three months ended September 30, 2017 and 2016 (in thousands):

2017	Animal Nutrition	Human Nutrition	Unallocated	Total
Revenue (1)	$57,931	$32,354	$—	$90,285
Cost of sales	48,687	27,804	—	76,491
Gross profit	9,244	4,550	—	13,794
Selling, general and administrative expenses (including research and development)	539	4,266	6,850	11,655
Merger related expenses	—	—	1,420	1,420
Loss (gain) on disposal of assets	28	—	—	28
Operating income (loss)	$8,677	$284	$(8,270)	$691
Depreciation and amortization	$5,001	$1,270	$233	$6,504
Identifiable assets	$279,282	$135,669	$27,530	$442,481
Capital expenditures	$9,730	$—	$—	$9,730

2016	Animal Nutrition	Human Nutrition	Unallocated	Total
Revenue (2)	$77,658	$31,095	$—	$108,753
Cost of sales	48,532	27,174	—	75,706
Gross profit	29,126	3,921	—	33,047
Selling, general and administrative expenses (including research and development)	559	3,719	5,762	10,040
Loss (gain) related to plant closures	—	663	—	663
Charges related to U.S. Attorney investigation	358	—	—	358
Loss (gain) on disposal of assets	(17)	—	—	(17)
Operating income (loss)	$28,226	$(461)	$(5,762)	$22,003
Depreciation and amortization	$4,978	$1,383	$189	$6,550
Identifiable assets	$257,009	$139,709	$38,435	$435,153
Capital expenditures	$6,798	$95	$1,218	$8,111

(1) Excludes revenue from internal customers of $0.8 million for fish oil that was transferred from the animal nutrition segment to the human nutrition segment at cost.

(2) Excludes revenue from internal customers of $0.2 million for fish oil that was transferred from the animal nutrition segment to the human nutrition segment at cost.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The tables below present information about reported segments for the nine months ended September 30, 2017 and 2016 (in thousands):

2017	Animal Nutrition	Human Nutrition	Unallocated	Total
Revenue (3)	$155,019	$102,758	$—	$257,777
Cost of sales	116,429	84,855	—	201,284
Gross profit	38,590	17,903	—	56,493
Selling, general and administrative expenses (including research and development)	1,662	11,948	19,106	32,716
Merger related expenses	—	—	1,420	1,420
Loss (gain) on disposal of assets	(193)	11	—	(182)
Operating income (loss)	$37,121	$5,944	$(20,526)	$22,539
Depreciation and amortization	$15,030	$3,798	$704	$19,532
Identifiable assets	$279,282	$135,669	$27,530	$442,481
Capital expenditures	$36,999	$109	$22	$37,130

2016	Animal Nutrition	Human Nutrition	Unallocated	Total
Revenue (4)	$209,455	$96,791	$—	$306,246
Cost of sales	129,355	85,627	—	214,982
Gross profit	80,100	11,164	—	91,264
Selling, general and administrative expenses (including research and development)	1,707	12,328	17,393	31,428
Impairment of goodwill and other intangible assets	—	11,614	—	11,614
Loss (gain) related to plant closures	(313)	2,641	—	2,328
Charges related to U.S. Attorney investigation	358	—	—	358
Loss (gain) on disposal of assets	(83)	—	—	(83)
Operating income (loss)	$78,431	$(15,419)	$(17,393)	$45,619
Depreciation and amortization	$14,388	$4,190	$571	$19,149
Identifiable assets	$257,009	$139,709	$38,435	$435,153
Capital expenditures	$22,702	$1,599	$2,082	$26,383

(3) Excludes revenue from internal customers of $1.6 million for fish oil that was transferred from the animal nutrition segment to the human nutrition segment at cost.

(4) Excludes revenue from internal customers of $0.6 million for fish oil that was transferred from the animal nutrition segment to the human nutrition segment at cost.

A reconciliation of total segment operating income to total earnings from operations before income taxes is as follows (in thousands):

	Three Months Ended September 30,
	2017	2016
Operating income for reportable segments	$8,961	$27,765
Unallocated operating loss	(8,270)	(5,762)
Interest expense	(49)	(108)
Gain (loss) gain on foreign currency	998	159
Other income (expense), net	(9)	(221)
Income before income taxes	$1,631	$21,833

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

	Nine Months Ended September 30,
	2017	2016
Operating income for reportable segments	$43,065	$63,012
Unallocated operating loss	(20,526)	(17,393)
Interest expense	(202)	(387)
Gain (loss) gain on foreign currency	(243)	(1,199)
Other income (expense), net	(145)	(184)
Income before income taxes	$21,949	$43,849

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

During the third quarter of 2017, the Company identified a triggering event resulting from WSP branded products sales falling below the Company’s forecast. The Company followed the accounting guidance from ASC 360-10 and determined that the long-lived asset group of WSP, which includes the trade name and customer relationships intangibles, are recoverable. The accounting guidance from ASC 360-10 requires the Company to calculate the sum of the undiscounted cash flows expected to be produced by the long-lived asset group over the remaining useful life of the asset group and compare that sum to the carrying value of the asset group. The calculated sum of those undiscounted cash flows resulted in a value that significantly exceeds the carrying value of the asset group. Therefore, an impairment of WSP’s intangible assets does not exist. It is possible that conditions could deteriorate in future periods such that an impairment could exist. The Company will evaluate the applicable events and circumstances and follow the applicable accounting guidance to assess WSP’s intangibles as of December 31, 2017.

The following table summarizes the changes in the carrying amount of goodwill (in thousands):

Bioriginal Food & Science
January 1, 2017	$26,347
Foreign currency translation adjustment	553
September 30, 2017	$26,900

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The following table summarizes the Company’s intangible assets (in thousands):

	Balance at January 1, 2017	Amortization	Foreign currency translation adjustment	Balance at September 30, 2017
Customer relationships and brand names, net of accumulated amortization of $6,275 and $7,829, respectively	$14,259	(1,554)	244	$12,949
Indefinite life intangibles – trade names/secrets and other	3,245	—	69	3,314
Total intangible assets	$17,504	(1,554)	313	$16,263

Amortization expense of the Company’s intangible assets for each of the three month periods ended September 30, 2017 and 2016 was approximately $0.5 million and for the nine month periods ended September 30, 2017 and 2016 was approximately $1.6 million and $1.5 million, respectively. The table below shows estimated future amortization expense related to intangible assets (in thousands):

Remainder of 2017	$520
2018	2,074
2019	2,074
2020	2,074
2021	1,694
Thereafter	4,513
Total estimated future amortization expense	$12,949

The Company’s goodwill and other intangible assets are more fully explained in Note 10 to the consolidated financial statements in Item 8 of the Company’s Form 10-K for the fiscal year ended December 31, 2016.

NOTE 5. RECEIVABLES, NET

Receivables, net are summarized below (in thousands):

	September 30, 2017	December 31, 2016
Trade	$40,867	$32,137
Insurance	1,537	4,600
Income tax	5,480	2,258
Other	703	538
Total accounts receivable	48,587	39,533
Less allowance for doubtful accounts	(699)	(737)
Receivables, net	$47,888	$38,796

NOTE 6. INVENTORY, NET

The major classes of inventory are summarized below (in thousands):

	September 30, 2017	December 31, 2016	September 30, 2016
Fish meal	$45,437	$30,511	$38,683
Fish oil	21,930	24,191	25,960
Fish solubles	755	834	567
Unallocated inventory cost pool (including off-season costs)	625	8,090	575
Other nutraceutical products	3,211	3,648	4,038
Bioriginal Food & Science products	25,929	24,699	22,944
Dairy protein products	5,914	6,424	8,416
Other materials and supplies	10,582	10,314	10,685
Total inventory	$114,383	$108,711	$111,868

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Inventory at September 30, 2017, December 31, 2016 and September 30, 2016 is stated at the lower of cost and net realizable value. The elements of the September 30, 2017 unallocated inventory cost pool include Omega Protein’s plant and vessel-related labor, utilities, rent, repairs and depreciation, which are allocated to 2017 fishing season production.

NOTE 7. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are summarized below (in thousands):

	September 30, 2017	December 31, 2016
Prepaid insurance	$2,869	$1,707
Selling expenses	139	82
Leases	97	334
Energy swap	911	1,565
Other prepaids and expenses	1,548	1,019
Total prepaid expenses and other current assets	$5,564	$4,707

Amounts included in prepaid expenses and other current assets consist primarily of prepaid operating expenses including insurance, rents, and selling expenses. Prepaid selling expenses are expensed in those periods in which the related revenue is recognized.

NOTE 8. OTHER ASSETS, NET

Other assets, net are summarized below (in thousands):

	September 30, 2017	December 31, 2016
Fish nets, net of accumulated amortization of $2,039 and $1,069	$1,808	$1,346
Insurance receivables	1,134	2,571
Debt issuance costs	686	861
Energy swap	294	372
Note receivable	194	319
Asset held for sale	—	91
Deposits and other	105	204
Total other assets, net	$4,221	$5,764

Amortization expense for fishing nets amounted to approximately $0.4 million and $0.3 million for the three months ended September 30, 2017 and 2016, respectively, and $1.0 million and $0.8 million for the nine months ended September 30, 2017 and 2016, respectively.

As of September 30, 2017 and December 31, 2016, insurance receivables primarily relate to Jones Act claims for employees aboard its vessels. This estimated amount is recorded gross of estimated claims which may be due to claimants and is included in accrued insurance liabilities.

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

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

NOTE 9. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net are summarized below (in thousands):

	September 30, 2017	December 31, 2016
Land	$9,458	$9,458
Plant assets	210,691	206,897
Fishing vessels	135,364	127,149
Furniture and fixtures	15,233	15,240
Construction in progress	40,523	23,134
Total property and equipment	411,269	381,878
Less accumulated depreciation and impairment	(204,995)	(193,254)
Property, plant and equipment, net	$206,274	$188,624

Depreciation expense was $5.5 million and $5.8 million for the three months ended September 30, 2017 and 2016, respectively, and $16.8 million and $16.7 million for the nine months ended September 30, 2017 and 2016, respectively.

The Company capitalizes interest as part of the acquisition cost of a qualifying asset. Interest is capitalized only during the period of time required to complete and prepare the asset for its intended use. For the three months ended September 30, 2017 and 2016, the Company capitalized interest of $0 and less than $0.1 million, respectively. For the nine months ended September 30, 2017 and 2016, the Company capitalized interest of approximately $0 and $0.1 million, respectively.

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

The following tables summarize the Company’s energy swap agreements by type and consumption period:

Energy Swap	Consumption Period	Quantity	Price Per Unit	Energy Swap Asset/(Liability) as of September 30, 2017	Deferred Tax Asset/(Liability) as of September 30, 2017
				(in thousands)
Diesel - NYMEX Heating Oil Swap	Oct. - November, 2017	530,500 Gallons	$1.51	$238	$(83)
Natural Gas - NYMEX Natural Gas Swap	October, 2017	56,300 MMBTUs	$2.87	6	(2)
Propane – Natural Gas Liquids Swap	Oct. - November, 2017	481,300 Gallons	$0.45	217	(76)
Diesel - NYMEX Heating Oil Swap	May - November, 2018	2,777,000 Gallons	$1.63	253	(89)
Natural Gas - NYMEX Natural Gas Swap	April – October, 2018	503,000 MMBTUs	$2.86	38	(13)
Propane – Natural Gas Liquids Swap	June - November, 2018	2,517,000 Gallons	$0.56	327	(115)
Diesel - NYMEX Heating Oil Swap	May - November, 2019	2,028,500 Gallons	$1.69	40	(14)
Natural Gas - NYMEX Natural Gas Swap	April – October, 2019	374,200 MMBTUs	$2.77	(11)	4
Propane – Natural Gas Liquids Swap	June - November, 2019	1,563,500 Gallons	$0.57	97	(34)
				$1,205	$(422)

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Energy Swap	Consumption Period	Quantity	Price Per Unit	Energy Swap Asset/(Liability) as of December 31, 2016	Deferred Tax Asset/(Liability) as of December 31, 2016
				(in thousands)
Diesel - NYMEX Heating Oil Swap	May - November, 2017	2,732,960 Gallons	$1.47	$717	$(251)
Natural Gas - NYMEX Natural Gas Swap	April – October, 2017	375,700 MMBTUs	$2.85	268	(94)
Propane – Natural Gas Liquids Swap	June - November, 2017	2,566,800 Gallons	$0.45	543	(190)
Diesel - NYMEX Heating Oil Swap	May - November, 2018	1,800,000 Gallons	$1.65	216	(75)
Natural Gas - NYMEX Natural Gas Swap	April – October, 2018	283,400 MMBTUs	$2.84	22	(8)
Propane – Natural Gas Liquids Swap	June - November, 2018	1,470,000 Gallons	$0.53	171	(60)
				$1,937	$(678)

As of September 30, 2017, Omega Protein has recorded a long-term other asset of $0.3 million, net of the current portion included in prepaid expenses and other current assets of $0.9 million, to recognize the fair value of energy swap derivatives, and has also recorded a deferred tax liability of $0.4 million associated therewith. As of December 31, 2016, Omega Protein has recorded a long-term asset included in other assets of $0.4 million, net of the current portion included in prepaid expenses and other current assets of $1.5 million, to recognize the fair value of energy swap derivatives, and has also recorded a deferred tax liability of $0.7 million associated therewith. The effective portion of the change in fair value from inception to September 30, 2017 is recorded in “accumulated other comprehensive loss” in the Company’s consolidated financial statements. The following table illustrates the changes recorded, net of tax, in accumulated other comprehensive income (loss) resulting from the energy swap agreements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Beginning balance	$(80)	$(291)	$1,261	$(2,012)
Net (gain) loss, net of tax, reclassified to unallocated inventory cost pool	(459)	692	(542)	1,233
Net change associated with current period swap transactions, net of tax	1,323	(162)	65	1,018
Balance as of September 30,	$784	$239	$784	$239

The $0.8 million reported in accumulated other comprehensive loss as of September 30, 2017 will be reclassified to the unallocated inventory cost pool in the period when the energy consumption takes place. The amount to be reclassified, net of taxes, during the next 12 months is expected to be approximately $0.6 million.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The following table illustrates the fair value of derivative instruments in gross asset (liability) positions (in thousands):

As of September 30, 2017	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts of Assets (Liabilities) Offset	Net Amounts of Assets (Liabilities) Presented in the Balance Sheet
Energy swap derivatives – asset position	$1,244	$(39)	$1,205

As of December 31, 2016	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts of Assets (Liabilities) Offset	Net Amounts of Assets (Liabilities) Presented in the Balance Sheet
Energy swap derivatives – asset position	$1,962	$(25)	$1,937

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

NOTE 11. NOTES PAYABLE AND LONG-TERM DEBT

The Company's long-term debt is summarized in the table below (in thousands):

	September 30,	December 31,
	2017	2016
ING Commercial Finance B.V., interest at EURIBOR plus an applicable rate (1.58% at September 30, 2017 and 1.67% at December 31, 2016)	$936	$1,097
Total debt	936	1,097
Less current maturities	(936)	(1,097)
Long-term debt	$—	$—

The estimated fair value of the Company’s total debt at September 30, 2017 and December 31, 2016, based on quoted market prices available to the Company for issuance of similar debt with similar terms (level 2), approximated carrying value.

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

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

As of September 30, 2017, the Company was in compliance with all financial covenants under the Loan Agreement. All Loans and all other obligations outstanding under the Loan Agreement shall be payable in full in August 2020.

As of September 30, 2017 and December 31, 2016, the Company had $0 outstanding under the Loan Agreement and approximately $8.6 million in letters of credit. The Company has no off-balance sheet arrangements other than normal operating leases and standby letters of credit.

In March 2015, Bioriginal Food & Science Europe extended the terms of its credit facility with ING Commercial Finance B.V. which provides borrowings up to an amount based on accounts receivable and inventory balances, and matures on March 31, 2018.  Advances are repayable on demand and bear interest payable monthly at 1.75% + EURIBOR (1.58% at September 30, 2017).  This credit facility is secured by accounts receivable and inventory of Bioriginal Food & Science Europe to a maximum of 85% of accounts receivable and 60% of inventory.  This credit facility contains cross-default provisions and other covenants.  As of September 30, 2017 and December 31, 2016, Bioriginal Food & Science Europe had $0.9 million and $1.1 million outstanding under this credit facility, respectively, which is included in current maturities.

The Company’s notes payable and long-term debt are more fully explained in Note 11 to the consolidated financial statements in Item 8 of the Company’s Form 10-K for the fiscal year ended December 31, 2016.

NOTE 12. ACCRUED LIABILITIES

Accrued liabilities are summarized below (in thousands):

	September 30,	December 31,
	2017	2016
Insurance	$5,145	$9,352
Salary and benefits	18,851	11,677
Trade creditors	8,999	11,139
Taxes, other than income tax	1,352	523
Income tax	518	943
Bioriginal earn-out	—	2,622
Deferred revenue (1)	1,540	1,299
Accrued interest	12	12
Other	276	361
Total accrued liabilities	$36,693	$37,928

(1)	Deferred revenue represents payments primarily received from international customers related to revenues which were not recognized until the subsequent period due to revenue recognition criteria.

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

In addition to the acquisition date cash purchase price and restricted stock, the management sellers earned additional amounts based on the annual adjusted Canadian dollar EBITDA of Bioriginal Food & Science’s business during each of the calendar years 2014 through 2016. For each calendar year, if the adjusted EBITDA met or exceeded agreed upon targets, the management sellers were eligible for an earn-out payment ranging from $1.2 million to $2.9 million Canadian Dollars, subject to certain forfeitures based on termination of management sellers’ employment. Based on results for 2014, 2015 and 2016, the total payment for all three years was $3.5 million Canadian dollars.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The earn-out payment was made in September 2017. The Company recorded the estimated contractual obligation as compensation expense during each year as it was deemed probable that such amount would be payable. As of September 30, 2017 and December 31, 2016 the outstanding liability associated with the earn-out was $0 and $2.6 million, respectively.

Legal Contingencies

The Company is subject to various claims, lawsuits, investigations, inquiries and probation conditions involving its business and operations. Management believes that costs relating to these matters, if any, will not have a material adverse effect on the results of operations, cash flows or financial position of the Company, except as set forth below.

On March 2, 2017 and April 5, 2017, two class action lawsuits captioned Malone v. Omega Protein Corporation and Diehl v. Omega Protein Corporation, respectively, were filed against the Company and two of its officers in the United States District Court for the Southern District of New York. The Malone action was voluntarily dismissed, without prejudice, by the plaintiff on March 29, 2017. On October 27, 2017, the lead plaintiff in the Diehl action filed a second consolidated amended complaint. The Diehl action purports to assert claims against the Company and two of its officers for alleged violations of Section 10(b) and Section 20(a) of the Exchange Act and Rule 10b-5 under the Exchange Act. The lead plaintiff in Diehl seeks to represent a proposed class of all persons who purchased or otherwise acquired the Company’s securities during the period from August 6, 2013 through March 1, 2017. The complaint seeks damages allegedly caused by alleged materially misleading statements and/or material omissions by the Company and two of its officers relating to allegedly known environmental violations at two of the Company’s plants and regarding the Company’s finances and business prospects, which allegedly operated to inflate artificially the price paid for the Company’s securities during the class period. The complaints seek unspecified compensatory damages, including interest thereon, attorneys’ fees and other costs.

On March 3, 2017, a class action lawsuit captioned Ahern v. Omega Protein Corporation was filed against the Company and two of its officers in the United States District Court for the Central District of California. This suit asserts claims against the Company and two of its officers for alleged violations of Section 10(b) and Section 20(a) of the Exchange Act and Rule 10b-5 under the Exchange Act. The plaintiff seeks to represent a proposed class of all persons who purchased or otherwise acquired the Company’s publicly traded securities during the period from August 3, 2016 through March 1, 2017. The complaint seeks damages allegedly caused by alleged materially misleading statements and/or material omissions by the Company and two of its officers relating to allegedly known environmental violations at one of the Company’s plants and regarding the Company’s business, operational and financial results, which allegedly operated to inflate artificially the market price of the Company’s securities during the class period. The complaint seeks unspecified compensatory damages, including interest thereon, attorneys’ fees and other costs. On May 1, 2017, the Company filed a motion to transfer this lawsuit from the United States District Court for the Central District of California to the United States District Court for the Southern District of New York.

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

On August 8, 2017, a shareholder derivative lawsuit captioned Penn v. Scholtes was filed against three of the Company’s officers and five of its directors in the United States District Court for the Southern District of New York. This suit purports to assert claims on behalf of the Company against three of the Company’s officers and five of its directors for alleged breach of fiduciary duties and violations of Section 14(a) of the Exchange Act and Rule 14a-9 under the Exchange Act. The complaint seeks damages allegedly caused by the officers and directors allegedly permitting environmental violations at one of the Company’s fisheries and improperly granting incentive compensation with knowledge of the violations. The complaint also seeks damages allegedly caused by alleged materially misleading statements and/or material omissions by three officers and five directors relating to allegedly known environmental violations in the Company’s proxy statements. The complaint seeks unspecified compensatory damages, unspecified punitive damages, attorneys’ fees and other costs, and equitable relief.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

On September 11, 2017, a shareholder derivative lawsuit captioned Sehlmeyer v. Scholtes was filed against two of the Company’s officers and six of its directors in the District Court of Clark County, Nevada, asserting claims similar to those asserted in the Penn derivative suit. However, on October 11, 2017, the plaintiff amended his complaint, deleting the derivative claims and instead asserting putative class action claims against the Company, one of the Company’s officers, and seven of the Company’s directors arising out of the announcement that the Company had entered into a merger agreement under which it will be acquired by Cooke Inc. This suit purports to assert claims against one of the Company’s officers and seven of its directors for alleged breach of fiduciary duties. The complaint seeks relief for the officer’s and directors’ alleged failure to act in the shareholders’ best interests by failing to maximize shareholder value. The complaint seeks an injunction preventing the defendants from consummating the proposed merger, rescission of the proposed merger, attorneys’ fees and other costs, and other equitable relief.

 On November 6, 2017, a shareholder class action captioned Franchi v. Omega Protein Corporation was filed in the United States District Court for the District of Nevada against the Company, one of the Company’s officers, and seven of the Company’s directors arising out of the announcement that the Company had entered into a merger agreement under which it will be acquired by Cooke Inc. This suit alleges that the preliminary proxy statement filed with the Securities and Exchange Commission on October 30, 2017 omits material information concerning the transaction and purports to assert claims under Section 14 (a) of the Securities Exchange Act.  The complaint seeks, inter alia, an injunction preventing the defendants from consummating the proposed merger.

 Although the Company believes that the allegations in all of the above complaints are without merit and intends to defend such litigation vigorously, litigation is subject to inherent uncertainties and we are not able at this time to determine the outcome of these lawsuits or their potential liability, if any. It is possible that an adverse result in the litigation could have a material adverse effect on the Company’s business, reputation, results of operations and financial condition. In addition, defending the lawsuits may be costly and could require significant involvement of the Company’s senior management and divert management's attention from its business and operations.

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

Three Months Ended September 30:	2017		2016
Allocation of earnings:
Net income	$918		$14,553
Income allocated to participating securities	(10)		(257)
Income allocated to common shares outstanding	$908		$14,296

Weighted average common shares outstanding	22,209		21,935

Basic earnings per share		$0.04		$0.65

Stock options assumed exercised	240		297
Weighted average diluted common shares and potential common share equivalents outstanding	22,449		22,232

Diluted earnings per share		$0.04		$0.64

Nine Months Ended September 30:	2017		2016
Allocation of earnings:
Net income	$14,356		$28,596
Income allocated to participating securities	(179)		(484)
Income allocated to common shares outstanding	$14,177		$28,112

Weighted average common shares outstanding	22,164		21,894

Basic earnings per share		$0.64		$1.28

Stock options assumed exercised	274		300
Weighted average diluted common shares and potential common share equivalents outstanding	22,438		22,194

Diluted earnings per share		$0.63		$1.27

There were no options to purchase shares of common stock excluded from the computation of diluted earnings per share during the three and nine months ended September 30, 2017 and 2016.

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

During the nine month periods ended September 30, 2017 and 2016, the Company issued 61,044 and 70,622 shares of restricted stock under the 2015 Incentive Plan, respectively, to employees and non-employee directors. The Company’s compensation expense related to restricted stock was approximately $0.6 million and $0.7 million ($0.4 million and $0.5 million after tax) for the three months ended September 30, 2017 and 2016, respectively, and approximately $1.6 million and $1.8 million ($1.1 million and $1.2 million after tax) for the nine months ended September 30, 2017 and 2016, respectively, which is primarily reflected in selling, general and administrative expenses in the unaudited condensed consolidated statement of comprehensive income. As of September 30, 2017, there was approximately $1.5 million ($1.0 million after tax) of unrecognized compensation expense related to non-vested restricted stock that is expected to be recognized over a weighted-average period of 1.0 years, of which $0.4 million ($0.2 million after-tax) of compensation expense is expected to be recognized during the remainder of fiscal year 2017.

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

The Company’s compensation expense related to performance units was approximately $0.1 million and $0.6 million ($0.1 million and $0.4 million after tax) for the three months ended September 30, 2017 and 2016, respectively, and approximately $0.5 million and $1.4 million ($0.3 million and $0.9 million after tax) for the nine months ended September 30, 2017 and 2016, respectively, which is primarily reflected in selling, general and administrative expenses in the unaudited condensed consolidated statement of comprehensive income. As of September 30, 2017, there was approximately $1.6 million ($1.1 million after tax) of unrecognized compensation expense related to performance units that is expected to be recognized over a weighted-average period of 1.8 years, of which $0.3 million ($0.2 million after-tax) of compensation expense is expected to be recognized during the remainder of fiscal year 2017.

NOTE 16. COMPONENTS OF NET PERIODIC BENEFIT COST

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Service cost	$—	$—	$—	$—
Interest cost	223	251	669	753
Expected return on plan assets	(185)	(213)	(555)	(638)
Amortization of prior service costs	—	—	—	—
Amortization of net loss	307	341	921	1,024
Net periodic pension cost	$345	$379	$1,035	$1,139

For the nine months ended September 30, 2017 and 2016, the Company contributed approximately $0.4 million and $0.5 million, respectively, to the Company’s pension plan. The Company expects to make contributions of $0.1 million to the pension plan during the remainder of 2017.

OMEGA PROTEIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

NOTE 17. SUBSEQUENT EVENTS

On October 5, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Cooke Inc. (“Cooke”) and Alpha MergerSub, Inc. (“Merger Sub”) pursuant to which, subject to the satisfaction or waiver of certain conditions, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as an indirect wholly-owned subsidiary of Cooke. The respective boards of directors of the Company and Cooke unanimously approved the Merger Agreement.

On the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger, each outstanding share of the Company’s common stock (other than shares of common stock held by the Company or Cooke or any of their subsidiaries) will be converted into the right to receive $22.00 in cash, less any required withholding taxes. Each outstanding option to purchase shares of common stock will become fully exercisable and will be converted into the right to receive an amount in cash equal to the excess, if any, of $22.00 payable in respect of a share of common stock over the applicable per share exercise price of such outstanding option, less applicable withholding taxes. The restrictions applicable to each share of restricted common stock issued pursuant to the Company’s 2006 Incentive Plan or its 2015 Long-Term Incentive Plan will immediately lapse and each such share of restricted common stock will be converted into the right to receive $22.00, less any required withholding taxes.

The consummation of the Merger is subject to the approval of the Company’s shareholders and certain customary regulatory and other closing conditions, including, in the case of the Company, its obligations under a Purchase and Sale Agreement with Alpha VesselCo Holdings, Inc. relating to the sale of certain assets subject to the jurisdiction of the United States Maritime Administration (“MARAD”), which the Company entered into concurrently with the Merger Agreement.

The Merger Agreement contains customary non-solicitation covenants obligating the Company not to solicit alternative acquisition proposals from third parties. The Merger Agreement also contains certain termination rights, including the right of either party to terminate the Merger Agreement if the Merger is not consummated by February 11, 2018 (which date may be extended upon the written request of Cooke by up to 60 days in order to obtain MARAD approval, so long as all conditions to the Merger have been met, other than the condition relating to MARAD approval and any conditions which by their nature can only be satisfied at closing). Upon termination of the Merger Agreement under certain specified circumstances, the Company may be required to pay Cooke, or Cooke may be required to pay the Company, a termination fee of $20 million.

Cooke intends to fund the transactions contemplated by the Merger Agreement through debt financing that has been committed to Cooke by DNB Capital LLC, BMO Capital Markets Corp. and certain of their respective affiliates. The Merger Agreement does not contain a financing condition.

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

For financial information about the Company’s industry segments for the three and nine months ended September 30, 2017 and 2016, see Note 3 – Industry Segments to the unaudited condensed consolidated financial statements in Item 1.

Proposed Merger with Cooke Inc.

On October 5, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Cooke Inc. (“Cooke”) and Alpha MergerSub, Inc. (“Merger Sub”) pursuant to which, subject to the satisfaction or waiver of certain conditions, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as an indirect wholly-owned subsidiary of Cooke. The respective boards of directors of the Company and Cooke unanimously approved the Merger Agreement.

OMEGA PROTEIN CORPORATION

On the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger, each outstanding share of the Company’s common stock (other than shares of common stock held by the Company or Cooke or any of their subsidiaries) will be converted into the right to receive $22.00 in cash, less any required withholding taxes. Each outstanding option to purchase shares of common stock will become fully exercisable and will be converted into the right to receive an amount in cash equal to the excess, if any, of $22.00 payable in respect of a share of common stock over the applicable per share exercise price of such outstanding option, less applicable withholding taxes. The restrictions applicable to each share of restricted common stock issued pursuant to the Company’s 2006 Incentive Plan or its 2015 Long-Term Incentive Plan will immediately lapse and each such share of restricted common stock will be converted into the right to receive $22.00, less any required withholding taxes.

The consummation of the Merger is subject to the approval of the Company’s shareholders and certain customary regulatory and other closing conditions, including, in the case of the Company, its obligations under a Purchase and Sale Agreement with Alpha VesselCo Holdings, Inc. relating to the sale of certain assets subject to the jurisdiction of the United States Maritime Administration (“MARAD”), which the Company entered into concurrently with the Merger Agreement.

The Merger Agreement contains customary non-solicitation covenants obligating the Company not to solicit alternative acquisition proposals from third parties. The Merger Agreement also contains certain termination rights, including the right of either party to terminate the Merger Agreement if the Merger is not consummated by February 11, 2018 (which date may be extended upon the written request of Cooke by up to 60 days in order to obtain MARAD approval, so long as all conditions to the Merger have been met, other than the condition relating to MARAD approval and any conditions which by their nature can only be satisfied at closing). Upon termination of the Merger Agreement under certain specified circumstances, the Company may be required to pay Cooke, or Cooke may be required to pay the Company, a termination fee of $20 million.

Cooke intends to fund the transactions contemplated by the Merger Agreement through debt financing that has been committed to Cooke by DNB Capital LLC, BMO Capital Markets Corp. and certain of their respective affiliates. The Merger Agreement does not contain a financing condition.

Human Nutrition Segment Strategic Review Process

On February 22, 2017, the Company announced that it initiated a strategic alternatives review for the Company’s human nutrition segment. That review could result in, among other things, a sale, consolidation or business combination, asset divestiture, partnering or other collaboration agreements with respect to the human nutrition segment in one or more transactions, continuing to operate the human nutrition segment in the ordinary course of business or an exit from portions of that business. However, there can be no assurance that the Company will be successful in identifying or completing any strategic alternative, that any such strategic alternative will yield additional value for shareholders or that the review process will not have an adverse impact on the Company’s business. In addition, if the review were to result in a sale of the human nutrition segment, it would make the Company more susceptible to factors affecting its animal nutrition segment. For additional information, see the first and second risk factors under “Item 1A. Risk Factors—Risks Relating to the Company’s Business and Industry” in the Company’s 2016 Form 10-K.

The Company has not set a timetable for completion of the strategic human nutrition alternatives review process and does not intend to discuss or disclose developments with respect to the process unless and until such time as the Board of Directors has approved a definitive course of action or otherwise concludes its review of strategic alternatives. In addition, pursuant to the Merger Agreement, Cooke’s consent is required for any transaction involving the Company’s human nutrition segment.

Company Overview

Revenues Composition. The following table sets forth the Company’s revenues by product (in millions) and the approximate percentage of total revenues represented thereby, for the indicated periods:

	Three Months Ended September 30,
	2017		2016
	Revenues	Percent	Revenues	Percent
Animal Nutrition Revenues
Fish Meal	$41.6	46.2%	$56.4	51.9%
Fish Oil	7.9	8.7	14.7	13.5
Refined Fish Oil	8.0	8.9	6.3	5.8
Fish Solubles and Other	0.4	0.4	0.3	0.3
Subtotal of Animal Nutrition	57.9	64.2	77.7	71.5

Human Nutrition Revenues
Specialty oils	26.2	29.0	24.6	22.6
Dairy protein products	4.0	4.4	3.3	3.0
Other nutraceutical ingredients	2.2	2.4	3.2	2.9
Subtotal of Human Nutrition	32.4	35.8	31.1	28.5

Total	$90.3	100.0%	$108.8	100.0%

OMEGA PROTEIN CORPORATION

	Nine Months Ended September 30,
	2017		2016
	Revenues	Percent	Revenues	Percent
Animal Nutrition Revenues
Fish Meal	$102.1	39.6%	$133.2	43.6%
Fish Oil	29.7	11.5	54.9	17.9
Refined Fish Oil	21.9	8.5	19.1	6.2
Fish Solubles and Other	1.4	0.5	2.2	0.7
Subtotal of Animal Nutrition	155.1	60.1	209.4	68.4

Human Nutrition Revenues
Specialty oils	81.1	31.5	75.9	24.8
Dairy protein products	14.1	5.5	12.9	4.2
Other nutraceutical ingredients	7.5	2.9	8.0	2.6
Subtotal of Human Nutrition	102.7	39.9	96.8	31.6

Total	$257.8	100.0%	$306.2	100.0%

The following table sets forth the Company’s revenues by geography (in millions) and the approximate percentage of total revenues represented thereby, for the indicated periods:

	Three Months Ended September 30,
	2017		2016
	Revenues	Percent	Revenues	Percent

U.S. - Domestic Revenues	$49.4	54.7%	$48.5	44.6%
Export Revenues	40.9	45.3	60.3	55.4
Total	$90.3	100.0%	$108.8	100.0%

	Nine Months Ended September 30,
	2017		2016
	Revenues	Percent	Revenues	Percent

U.S. - Domestic Revenues	$157.2	61.0%	$157.0	51.3%
Export Revenues	100.6	39.0	149.2	48.7
Total	$257.8	100.0%	$306.2	100.0%

OMEGA PROTEIN CORPORATION

 Animal Nutrition Products

2017 Fishing Information.  At September 30, 2017, Omega Protein owned a fleet of 38 vessels and 27 spotter aircraft for use in its fishing operations and also leased additional aircraft where necessary to facilitate operations. During the 2017 fishing season in the Gulf of Mexico, which ran from mid-April through October, Omega Protein was operating 19 fishing and carry vessels and 22 spotter aircraft. The fishing area in the Gulf is generally located along the Gulf Coast, with a concentration off the Louisiana and Mississippi coasts. The fishing season along the Atlantic coast began in May and can extend into December. During the 2017 fishing season, Omega Protein is operating 7 fishing vessels and 7 independently-owned spotter aircraft along the Mid-Atlantic coast. The remaining fleet of fishing vessels and spotter aircraft are not routinely operated during the fishing season and are back-up to the active fleet, used for other transportation purposes, inactive, or in the process of refurbishment or conversion in the Company’s shipyard. Historical fish catch and production results at the end of the third quarter for the past five years are as follows:

	2017	2016	2015	2014	2013	2012 to 2016 5-Year Avg.
Fish catch in short tons as of September 30,	342,586	393,621	465,287	345,455	383,299	420,027
Fish meal, oil and solubles production in tons (excludes refined)	116,698	148,910	157,049	121,571	152,822	150,322
Total yield	34.1%	37.8%	33.8%	35.2%	39.9%	35.8%
Oil yield	7.0%	10.4%	6.6%	8.3%	12.1%	8.4%

The Company cautions that because of the volatility of fish catch generally, partial year catch numbers are not indicative of results that may be expected for a full year. In addition, the results of the 2017 fishing season will depend in large part on the volume of fish caught, and the total yield associated with the catch.  Total fish catch through September 30, 2017 decreased by 13.0% compared to fish catch in the same period in the 2016 fishing season and was lower by 18.4% compared to Omega Protein’s prior five year fish catch average during the same period. This reduction is due in part to weather conditions. Total fish meal, oil and solubles production through September 30, 2017 decreased by 21.6% compared to production in the same period in the 2016 fishing season and was lower by 22.4% compared to Omega Protein’s prior five year production average during the same period. This reduction is due to the above mentioned decrease in fish catch as well as a decrease in total yield, specifically the oil yield. The Company believes that yields are influenced by multiple factors, including but not limited to, fish diet, weather, water temperature and nutrient content, fish population and age of fish. The low production through September 30, 2017 has resulted in higher per unit inventory cost and fewer volumes available for current and future sale. These higher unit costs and lower volumes available for sale have adversely impacted financial results for the third quarter of 2017 as compared to the third quarter of 2016 and are expected to adversely affect financial results through the second quarter of 2018.

Sales Contracts. Omega Protein generally sells most of its products on up to a twelve-month forward contract basis with the balance sold on a spot basis through purchase orders or under longer-term forward contracts. Omega Protein’s sales contracts generally contain force majeure and other production allocation provisions. Historically, fish meal and fish oil sold on a forward contract basis have fluctuated from year to year based upon perceived market availability and forward price expectations. As of September 30, 2017, Omega Protein has sold forward on a contract basis approximately 24,000 short tons (1 short ton = 2,000 pounds) of fish meal and 10,000 metric tons (1 metric ton = 2,204.6 pounds) of fish oil for 2017. Of these 2017 forward sales, the majority was contracted during 2017. As a basis of comparison, as of September 30, 2016, Omega Protein had sold forward on a contract basis approximately 26,000 short tons of fish meal and 9,000 metric tons of fish oil for 2016.

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

OMEGA PROTEIN CORPORATION

 Human Nutrition Products

The Company produces and sells products for human consumption in three primary product lines: specialty oils, protein products and other nutraceutical ingredients. Sales of specialty oils increased approximately $5.2 million in the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 primarily due to an increase in sales of coconut and marine oils. Sales of protein products increased approximately $1.2 million and sales of other nutritional ingredients decreased by $0.5 million when comparing the nine-month periods ended September 30, 2017 and 2016.

Results of Operations

The following discussion segregates the financial results of the Company’s two industry segments: animal nutrition and human nutrition. For a discussion of the Company’s segments, see Note 3 - Industry Segments to the unaudited condensed consolidated financial statements in Item 1.

Interim Results for the Third Quarters ended September 30, 2017 and 2016

Animal Nutrition

	Three Months Ended September 30,
	2017	2016	Increase (Decrease)
	(in millions)
Revenues	$57.9	$77.7	$(19.8)
Cost of sales	48.7	48.6	0.1
Gross profit	9.2	29.1	(19.9)
Selling, general and administrative expenses (including research and development)	0.5	0.5	—
Charges related to U.S. Attorney investigation	—	0.4	(0.4)
Operating income	$8.7	$28.2	$(19.5)

Revenues.    Animal nutrition revenues decreased $19.8 million, or 25.4%, from $77.7 million for the three months ended September 30, 2016 (the “Comparable Quarter”) to $57.9 million for the three months ended September 30, 2017 (the “Current Quarter”). The decrease in animal nutrition related revenues was primarily due to decreased sales volumes of 20.9% and 19.9% for the Company’s fish oil and fish meal, respectively, and decreased sales prices of 5.0% and 7.7% for the Company’s fish oil and fish meal, respectively. Considering fish meal, fish oil and fish solubles sales activities in total, the Company experienced a $12.6 million decrease in revenues due to the decrease in sales volumes and a $7.4 million decrease in revenues caused by decreased sales prices, when comparing the Current Quarter and the Comparable Quarter. The decreases in fish oil and fish meal sales volumes are primarily due to the decreased production as a result of lower fish catch and total yield, the decreased level of beginning inventory and the timing of contracts in the Current Quarter compared to the Comparable Quarter. The decrease in fish oil and meal sales prices during the Current Quarter as compared to the Comparable Quarter is primarily due to prevailing market conditions such as global supply and demand at the time sales contracts were entered into.

Cost of sales.    Animal nutrition cost of sales, including depreciation and amortization, for the Current Quarter was $48.7 million, an increase of $0.1 million, or 0.3%, as compared to the Comparable Quarter. Cost of sales as a percentage of revenues was 84.0% for the Current Quarter as compared to 62.5% for Comparable Quarter. The increase in cost of sales as a percentage of revenues was primarily due to a 25.1% higher cost per unit of sales, primarily as a result of lower anticipated fish catch and production volumes for the 2017 fishing season.

Gross profit.    Animal nutrition gross profit decreased $19.9 million, or 68.3%, from $29.1 million for the Comparable Quarter to $9.2 million for the Current Quarter due largely to decreased sales volumes, decreased sales prices and increased cost of goods sold per unit as discussed above. Gross profit as a percentage of revenue was 16.0% for the Current Quarter compared to 37.5% for the Comparable Quarter. The decrease in gross profit as a percentage of revenue was primarily due to the decreased sales prices and increased cost per unit of sales.

Charges related to U.S. Attorney investigation.  The Company recognized charges during the Comparable Quarter of $0.4 million for legal fees related to an investigation by the U.S. Attorney’s Office in the Western District of Louisiana. No such amount was recognized during the Current Quarter.

OMEGA PROTEIN CORPORATION

Human Nutrition

	Three Months Ended September 30,
	2017	2016	Increase (Decrease)
	(in millions)
Revenues	$32.4	$31.1	$1.3
Cost of sales	27.8	27.2	0.6
Gross profit	4.6	3.9	0.7
Selling, general and administrative expenses (including research and development)	4.3	3.7	0.6
Loss (gain) related to plant closure	—	0.7	(0.7)
Operating income (loss)	$0.3	$(0.5)	$0.8

Revenues.    Human nutrition revenues increased $1.3 million, or 4.0%, from $31.1 million for the Comparable Quarter to $32.4 million for the Current Quarter, due primarily to increases in sales of specialty oils. Specialty oils revenues increased by $1.6 million to $26.2 million (including $0.1 million from menhaden omega-3 concentrates) in the Current Quarter from $24.6 million (including $0.9 million from menhaden omega-3 concentrates and tolling) in the Comparable Quarter. The increase in specialty oils revenues was primarily due to increased sales of coconut oil. Protein products revenues increased by $0.7 million to $4.0 million and other nutraceutical ingredients revenues decreased by $1.0 million to $2.2 million during the Current Quarter.

Cost of sales.    Human nutrition cost of sales, including depreciation and amortization, for the Current Quarter was $27.8 million, a $0.6 million, or 2.3%, increase compared to the Comparable Quarter. Human nutrition cost of sales as a percentage of revenue decreased from 87.4% for the Comparable Quarter to 85.9% for the Current Quarter, due in part to shifts in product mix and reduced raw materials costs for certain products. Specialty oils cost of sales was $22.2 million (including $0.1 million from menhaden omega-3 concentrates) and $21.0 million (including $1.0 million from menhaden omega-3 concentrates and tolling) during the Current and Comparable Quarters, respectively.

Protein products cost of sales was $4.1 million for the Current Quarter compared to $4.3 million during the Comparable Quarter. The decrease in protein products cost of sales was primarily attributed to reduced costs of certain dairy raw materials and a change in the sales mix of protein products to lower cost products, and a $0.4 million write-down of protein products inventory in the Comparable Quarter. Other nutraceutical ingredients cost of sales was $1.5 million during the Current Quarter compared to $1.9 million for the Comparable Quarter.

Gross profit.    Human nutrition gross profit increased $0.7 million, or 16.0%, from $3.9 million for the Comparable Quarter to $4.6 million for the Current Quarter. Gross profit as a percentage of revenue was 14.1% for the Current Quarter as compared to 12.6% for the Comparable Quarter. The increase in gross profit as a percentage of revenue was primarily due to increased protein products gross profit as a percentage of revenues.

Selling, general and administrative expenses.    Human nutrition selling, general and administrative expenses increased $0.6 million, or 14.7%, from $3.7 million for the Comparable Quarter to $4.3 million for the Current Quarter. The increase in selling, general and administrative expenses is due to increased miscellaneous expenses during the Current Quarter compared to the Comparable Quarter.

Loss (gain) related to plant closure. As a result of the closing of the Batavia, Illinois oil concentration facility, the Company recognized a loss of $0.7 million in the Comparable Quarter. No such charge was recognized during the Current Quarter.

Unallocated

	Three Months Ended September 30,
	2017	2016	Increase (Decrease)
	(in millions)
Selling, general and administrative expenses (including research and development)	$6.9	$5.8	$1.1
Merger related expenses	1.4	—	1.4
Operating income (loss)	$8.3	$5.8	$2.5

OMEGA PROTEIN CORPORATION

Selling, general and administrative expenses (including research and development). Unallocated selling, general and administrative expenses increased $1.1 million, or 18.9%, from $5.8 million for the Comparable Quarter to $6.9 million for Current Quarter. The increase in selling, general and administrative expenses is primarily due to increased professional fees, including $1.5 million related to strategic reviews, False Claims Act investigation and SEC subpoenas.

Merger related expenses. The Company incurred professional related expenses of $1.4 million during the Current Quarter related to the signing of the Merger Agreement with Cooke Inc. No such amount was recognized during the Comparable Quarter.

Other non-segmented results of operation

Gain (loss) on foreign currency.    The Company recorded a $1.0 million gain and a $0.2 million gain on foreign currency in the Current and Comparable Quarters, respectively, due to fluctuations in the Canadian dollar exchange rate and working capital balances at Bioriginal Food & Science’s Canadian operations.

Provision for income taxes.    The Company recorded a $0.7 million provision for income taxes for the Current Quarter representing an effective tax rate of 43.7% for income taxes compared to 33.3% for the Comparable Quarter. The increase in the effective rate is primarily a result of a reduction in the qualified production activities deduction due to lower anticipated animal nutrition earnings. The statutory tax rate of 35% for U.S. federal taxes was in effect for each of the Current and Comparable Quarters.

Interim Results for the Nine Months ended September 30, 2017 and 2016

Animal Nutrition

	Nine Months Ended September 30,
	2017	2016	Increase (Decrease)
	(in millions)
Revenues	$155.0	$209.5	$(54.5)
Cost of sales	116.4	129.4	(13.0)
Gross profit	38.6	80.1	(41.5)
Selling, general and administrative expenses (including research and development)	1.7	1.7	—
Loss (gain) related to plant closure	—	(0.3)	0.3
Charges related to U.S. Attorney investigation	—	0.4	(0.4)
Loss (gain) on disposal of assets	(0.2)	(0.1)	(0.1)
Operating income	$37.1	$78.4	$(41.3)

Revenues.    Animal nutrition revenues decreased $54.5 million, or 26.0%, from $209.5 million for the nine months ended September 30, 2016 (the “Comparable Period”) to $155.0 million for the nine months ended September 30, 2017 (the “Current Period”). The decrease in animal nutrition related revenues was primarily due to decreased sales volumes of 26.2% and 20.7% for the Company’s fish oil and fish meal, respectively, and decreased sales prices of 5.5% and 3.5% for the Company’s fish oil and fish meal, respectively. Considering fish meal, fish oil and fish solubles sales activities in total, the Company experienced a $39.8 million decrease in revenues due to the decrease in sales volumes and a $14.7 million decrease in revenues caused by decreased sales prices, when comparing the Current Period and the Comparable Period. The decreases in fish oil and fish meal sales volumes are primarily due to the decreased production as a result of lower fish catch and total yield, a decreased level of beginning inventory and the timing of contracts in the Current Period compared to the Comparable Period. The decrease in fish oil and meal sales prices during the Current Period as compared to the Comparable Period is primarily due to prevailing market conditions such as global supply and demand at the time sales contracts were entered into.

Cost of sales.    Animal nutrition cost of sales, including depreciation and amortization, for the Current Period was $116.4 million, a decrease of $13.0 million, or 10.0%, as compared to the Comparable Period. Cost of sales as a percentage of revenues was 75.1% for the Current Period as compared to 61.8% for Comparable Period. The increase in cost of sales as a percentage of revenues was primarily due to a 16.0% higher cost per unit of sales. Current Period cost per unit is influenced by costs per unit for 2016 and 2017 production, while the Comparable Period cost per unit reflects costs per unit for 2015 and 2016 production. Cost per unit of sales for the Current Period was higher due largely to higher cost per unit for 2017 production compared to 2015 production, primarily as a result of lower anticipated fish catch and production volumes for the 2017 fishing season.

OMEGA PROTEIN CORPORATION

Gross profit.    Animal nutrition gross profit decreased $41.5 million, or 51.8%, from $80.1 million for the Comparable Period to $38.6 million for the Current Period due primarily to decreased sales volumes, decreased sales prices and increased cost of goods sold per unit as discussed above. Gross profit as a percentage of revenue was 24.9% for the Current Period compared to 38.2% for the Comparable Period. The decrease in gross profit as a percentage of revenue was primarily due to the decreased sales prices and increased cost per unit of sales.

Loss (gain) related to plant closure. The gain related to plant closures for the Comparable Period of $0.3 million was due to the early termination of the Cameron, Louisiana fish processing plant lease and the corresponding reversal of various accruals related to the former lease. No such amount was recognized during the Current Period.

Charges related to U.S. Attorney investigation. The Company recognized charges related to legal fees during the Comparable Period of $0.4 million related to a previously described investigation by the U.S. Attorney’s Office in the Western District of Louisiana.  No such amount was recognized during the Current Period.

Human Nutrition

	Nine Months Ended September 30,
	2017	2016	Increase (Decrease)
	(in millions)
Revenues	$102.8	$96.8	$6.0
Cost of sales	84.9	85.6	(0.7)
Gross profit	17.9	11.2	6.7
Selling, general and administrative expenses (including research and development)	12.0	12.3	(0.3)
Impairment of goodwill and other intangible assets	—	11.6	(11.6)
Loss (gain) related to plant closure	—	2.7	(2.7)
Operating income (loss)	$5.9	$(15.4)	$21.3

Revenues.    Human nutrition revenues increased $6.0 million, or 6.2%, from $96.8 million for the Comparable Period to $102.8 million for the Current Period, due primarily to increases in sales of specialty oils. Specialty oils revenues increased by $5.2 million to $81.1 million (including $0.9 million from menhaden omega-3 concentrates) in the Current Period from $75.9 million (including $2.2 million from menhaden omega-3 concentrates and tolling) in the Comparable Period. The increase in specialty oils revenues was primarily due to increased sales of coconut and marine oils. Protein products revenues increased by $1.2 million to $14.1 million and other nutraceutical ingredients revenues decreased by $0.5 million to $7.5 million during the Current Period.

Cost of sales.    Human nutrition cost of sales, including depreciation and amortization, for the Current Period was $84.9 million, a $0.7 million, or 0.9%, decrease compared to the Comparable Period. Human nutrition cost of sales as a percentage of revenue decreased from 88.5% for the Comparable Period to 82.6% for the Current Period, due in part to shifts in product mix and reduced raw materials costs for certain products. Specialty oils cost of sales was $67.1 million (including $0.7 million from menhaden omega-3 concentrates) and $66.8 million (including $3.6 million from menhaden omega-3 concentrates and tolling) during the Current and Comparable Periods, respectively.

Protein products cost of sales was $12.6 million for the Current Period compared to $13.7 million during the Comparable Period. The decrease in protein products cost of sales was primarily attributed to a $1.0 million write-down of protein products inventory in the Comparable Period and partly to a shift in sales to higher margin protein products. Other nutraceutical ingredients cost of sales was $5.2 million during the Current Period compared to $5.1 million for the Comparable Period.

Gross profit.    Human nutrition gross profit increased $6.7 million, or 60.4%, from $11.2 million for the Comparable Period to $17.9 million for the Current Period. Gross profit as a percentage of revenue was 17.4% for the Current Period as compared to 11.5% for the Comparable Period. The increase in gross profit as a percentage of revenue was primarily due to increased specialty oil and protein products gross profit as a percentage of revenues, which includes the effect of losses from the subsequently closed Batavia, Illinois oil concentration facility on the Comparable Quarter.

OMEGA PROTEIN CORPORATION

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

Loss (gain) related to plant closure. As a result of the planned closing of the Batavia, Illinois oil concentration facility, the Company recognized a loss of $2.7 million in the Comparable Period. No such charge was recognized during the Current Period.

Unallocated

	Nine Months Ended September 30,
	2017	2016	Increase (Decrease)
	(in millions)
Selling, general and administrative expenses (including research and development)	$19.1	$17.4	$1.7
Merger related expenses	1.4	—	1.4
Operating income (loss)	$20.5	$17.4	$3.1

Selling, general and administrative expenses (including research and development). Unallocated selling, general and administrative expenses increased $1.7 million, or 9.8%, from $17.4 million for the Comparable Period to $19.1 million for Current Period. The increase in selling, general and administrative expenses is primarily due to increased professional fees, including $2.9 million related to strategic reviews, class action litigation, False Claims Act investigation and SEC subpoenas, partially offset by decreased professional fees for services as a result of the Company’s proxy contest in the Comparable Period that are not present in the Current Period.

Merger related expenses. The Company incurred professional related expenses of $1.4 million during the Current Period related to the signing of the Merger Agreement with Cooke Inc. No such amount was recognized during the Comparable Period.

Other non-segmented results of operation

Gain (loss) on foreign currency.    The Company recorded a $0.2 million and a $1.2 million loss on foreign currency in the Current and Comparable Periods, respectively, due to fluctuations in the Canadian dollar exchange rate and working capital balances at Bioriginal Food & Science’s Canadian operations.

Provision for income taxes.    The Company recorded a $7.6 million provision for income taxes for the Current Period representing an effective tax rate of 34.6% for income taxes compared to 34.8% for the Comparable Period. The decrease in the effective tax rate in the Current Period is primarily the result of the adoption of ASU 2016-09 on January 1, 2017, which reduces the provision for income taxes by the excess tax benefit of equity compensation, partially offset by a reduction in the qualified production activities deduction. The statutory tax rate of 35% for U.S. federal taxes was in effect for each of the Current and Comparable Periods.

Seasonal and Quarterly Results

Omega Protein’s menhaden harvesting and processing business is seasonal in nature and generally has higher sales during the third quarter of each fiscal year due to increased product availability and customer demand. Additionally, due to differences in gross profit margins for Omega Protein’s various products, any variation in the mix of product sales between quarters may result in significant variations of total gross profit margins. These margins may also be affected by changes in costs from year to year and month to month, which includes variations in production yields. Similarly, contract terms related to sales of inventory may affect comparable period comparisons. As a result, the Company’s quarterly operating results have fluctuated in the past and may fluctuate in the future.

Liquidity and Capital Resources

The Company’s primary sources of liquidity and capital resources have been cash flows from operations and bank credit facilities. These sources of cash flows have been used for operations, capital expenditures, payment of long-term debt, business acquisitions, the purchase and retirement of shares of the Company’s common stock and the Company’s dividend program.

OMEGA PROTEIN CORPORATION

At September 30, 2017, the Company had an unrestricted cash balance of $21.0 million, a decrease of $16.4 million from December 31, 2016. Omega Protein’s annual revenues and its resulting liquidity are highly dependent on annual fish catch, production yields, selling prices for its products and inventories available for sale. Omega Protein’s average selling price for its animal nutrition products for the nine months ended September 30, 2017 was 5% lower than the average selling price for the year ended December 31, 2016.  Omega Protein’s average per unit cost of sales for its animal nutrition products for the nine months ended September 30, 2017 was 14% higher than its average per unit cost of sales for the year ended December 31, 2016.

The aggregate amount of the Company’s outstanding indebtedness as of September 30, 2017 was $0.9 million compared to $1.1 million as of December 31, 2016.  The Company will be required to use a portion of its cash flows to pay principal and interest on its debt, which will reduce the amount of money the Company has for operations, capital expenditures, expansion, acquisitions or general corporate or other business activities. In addition, the covenants contained in the Company’s debt agreements limit its ability to borrow money in the future for acquisitions, capital expenditures or to meet the Company’s operating expenses or other general corporate obligations. See “Item 1A. Risk Factors – Risks Relating to the Company’s Operations. The Company currently has a relatively small amount of indebtedness, but if that indebtedness were to increase, it may adversely affect its ability to operate its business, remain in compliance with debt covenants and make payments on its debt” in the Company’s 2016 Form 10-K.

As of September 30, 2017, the Company has contracted through energy swap derivatives or physical contracts a portion of its estimated 2017, 2018 and 2019 energy use.

Source of Capital: Operations

Net operating activities provided cash of $23.9 million and $77.1 million during the Current and Comparable Periods, respectively. The decrease in operating cash flow is primarily attributable to changes in working capital, which included the impacts of decreased sales of animal nutrition segment inventory as a result of decreased inventory carried into 2017 from the 2016 fishing season as compared to inventory carried into 2016 from the 2015 fishing season and decreased cash flow related to accrued liabilities, and decreased net income as a result of decreased animal nutrition segment gross profit in 2017 as compared to 2016.

Source and Use of Capital: Debt, Dividends and Common Stock

Net financing activities used cash of $4.1 million and $17.3 million during the Current and Comparable Periods, respectively. The Current Period included $3.4 million of dividend payments, $0.1 million in proceeds received from stock options exercised, $0.5 million in stock repurchases relating to employee returns of restricted stock to the Company in satisfaction of withholding taxes and $0.3 million in debt principal payments. The Comparable Period included $2.2 million in proceeds and tax effects received from stock options exercised, $0.4 million in stock repurchases relating to employee returns of restricted stock to the Company in satisfaction of withholding taxes, $25.5 million in debt principal payments partially offset by $6.4 million in debt principal borrowings.

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

As of September 30, 2017, the Company was in compliance with all financial covenants under the Loan Agreement. All Loans and all other obligations outstanding under the Loan Agreement are payable in full in August 2020.

As of each of September 30, 2017 and December 31, 2016, the Company had no amount outstanding under the Loan Agreement other than approximately $8.6 million in letters of credit. The Company has no off-balance sheet arrangements other than normal operating leases and standby letters of credit.

OMEGA PROTEIN CORPORATION

In March 2015, Bioriginal Food & Science Europe extended the terms of its credit facility with ING Commercial Finance B.V., which provides borrowings up to an amount based on accounts receivable and inventory balances, and matures on March 31, 2018.  Advances are repayable on demand and bear interest payable monthly at 1.75% + EURIBOR (1.58% at September 30, 2017).  This credit facility is secured by accounts receivable and inventory of Bioriginal Food & Science Europe to a maximum of 85% of accounts receivable and 60% of inventory.  This credit facility contains cross default provisions and other covenants.  As of September 30, 2017 and December 31, 2016, Bioriginal Food & Science Europe had $0.9 million and $1.1 million outstanding under this credit facility, respectively, which is included in current maturities.

The Company’s notes payable and long-term debt are more fully explained in Note 11 to the consolidated financial statements in Item 8 of the Company’s Form 10-K for the fiscal year ended December 31, 2016.

Use of Capital: Capital Investments

The Company’s investing activities consist mainly of capital expenditures for equipment purchases, replacements, vessel refurbishments, plant expansions, fish oil refining processes and technology. The Company made capital expenditures of approximately $37.1 million and $26.4 million, for the Current and Comparable Periods, respectively. The Company anticipates investing an additional $4 million to $9 million in capital expenditures during the remainder of 2017, primarily for the expansion of production capabilities, refurbishment of vessels and plant assets, regulatory and environmental requirements and for the improvement of certain equipment. Additional investment opportunities or requirements may arise during the year, which could cause capital expenditures to exceed this range.

Use of Capital: Contractual Obligations

The following table aggregates information about the Company’s contractual cash obligations and other commercial commitments (in thousands) as of September 30, 2017:

	Payments Due by Period
		Less than	1 to 3	4 to 5	After 5
Contractual Cash Obligations	Total	1 year	years	years	years

Debt	$936	$936	$—	$—	$—
Interest on debt	7	7	—	—	—
Operating lease obligations	8,983	2,908	4,250	1,405	420
Pension funding (1)	6,550	480	1,975	1,810	2,285
Total Contractual Obligations	$16,476	$4,331	$6,225	$3,215	$2,705

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

OMEGA PROTEIN CORPORATION

As tested at June 30, 2017, the calculated fair value of Bioriginal Food & Science’s trade name exceeded its $3.3 million carrying value by 5%. Key assumptions in the fair value calculation of the trade name include moderate sales growth during the forecasted periods relative to historical sales which approach a long-term terminal growth rate that approximates an inflation index.  The Company currently expects to achieve the revised assumed sales growth as compared to recent actual sales through the ability to penetrate new markets primarily through expansion of the reporting unit’s liquid coconut product line. Considering the level of sensitivity with respect to the key assumptions, if the Company does not (i) adequately anticipate changes in its customers’ demand for products, (ii) maintain sales volumes with significant customers, (iii) successfully penetrate new markets, or (iv) price products appropriately to compete in the marketplace, its future sales may fail to meet the Company’s sales projections.

During the third quarter of 2017, the Company identified a triggering event resulting from WSP branded products sales falling below the Company’s forecast. The Company followed the accounting guidance from ASC 360-10 and determined that the long-lived asset group of WSP, which includes the trade name and customer relationships intangibles, are recoverable. The accounting guidance from ASC 360-10 requires the Company to calculate the sum of the undiscounted cash flows expected to be produced by the long-lived asset group over the remaining useful life of the asset group and compare that sum to the carrying value of the asset group. The calculated sum of those undiscounted cash flows resulted in a value that significantly exceeds the carrying value of the asset group. Therefore, an impairment of WSP’s intangible assets does not exist. It is possible that conditions could deteriorate in future periods such that an impairment could exist. The Company will evaluate the applicable events and circumstances and follow the applicable accounting guidance to assess WSP’s intangibles as of December 31, 2017.

For all financial statement periods presented, there have been no material modifications to the application of these critical accounting policies or methodologies regarding estimates and judgements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

In the normal course of business, the financial condition of the Company is exposed to minimal market risk associated with interest rate movements on the Company’s borrowings.  In the past, to mitigate this risk, the Company has entered into interest rate swap agreements to effectively lock-in the LIBOR component of certain debt instruments.  However, no interest rate swap agreements are currently in effect. As of September 30, 2017, the Company’s indebtedness of $0.9 million was subject to variable interest rates. A one percent increase or decrease in the levels of interest rates on variable rate debt would not result in a material change to the Company’s results of operations.

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

On March 2, 2017 and April 5, 2017, two class action lawsuits captioned Malone v. Omega Protein Corporation and Diehl v. Omega Protein Corporation, respectively, were filed against the Company and two of its officers in the United States District Court for the Southern District of New York. The Malone action was voluntarily dismissed, without prejudice, by the plaintiff on March 29, 2017. On October 27, 2017, the lead plaintiff in the Diehl action filed a second consolidated amended complaint. The Diehl action purports to assert claims against the Company and two of its officers for alleged violations of Section 10(b) and Section 20(a) of the Exchange Act and Rule 10b-5 under the Exchange Act. The lead plaintiff in Diehl seeks to represent a proposed class of all persons who purchased or otherwise acquired the Company’s securities during the period from August 6, 2013 through March 1, 2017. The complaint seeks damages allegedly caused by alleged materially misleading statements and/or material omissions by the Company and two of its officers relating to allegedly known environmental violations at two of the Company’s plants and regarding the Company’s finances and business prospects, which allegedly operated to inflate artificially the price paid for the Company’s securities during the class period. The complaints seek unspecified compensatory damages, including interest thereon, attorneys’ fees and other costs.

On March 3, 2017, a class action lawsuit captioned Ahern v. Omega Protein Corporation was filed against the Company and two of its officers in the United States District Court for the Central District of California. This suit asserts claims against the Company and two of its officers for alleged violations of Section 10(b) and Section 20(a) of the Exchange Act and Rule 10b-5 under the Exchange Act. The plaintiff seeks to represent a proposed class of all persons who purchased or otherwise acquired the Company’s publicly traded securities during the period from August 3, 2016 through March 1, 2017. The complaint seeks damages allegedly caused by alleged materially misleading statements and/or material omissions by the Company and two of its officers relating to allegedly known environmental violations at one of the Company’s plants and regarding the Company’s business, operational and financial results, which allegedly operated to inflate artificially the market price of the Company’s securities during the class period. The complaint seeks unspecified compensatory damages, including interest thereon, attorneys’ fees and other costs. On May 1, 2017, the Company filed a motion to transfer this lawsuit from the United States District Court for the Central District of California to the United States District Court for the Southern District of New York.

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

OMEGA PROTEIN CORPORATION

On August 8, 2017, a shareholder derivative lawsuit captioned Penn v. Scholtes was filed against three of the Company’s officers and five of its directors in the United States District Court for the Southern District of New York. This suit purports to assert claims on behalf of the Company against three of the Company’s officers and five of its directors for alleged breach of fiduciary duties and violations of Section 14(a) of the Exchange Act and Rule 14a-9 under the Exchange Act. The complaint seeks damages allegedly caused by the officers and directors allegedly permitting environmental violations at one of the Company’s fisheries and improperly granting incentive compensation with knowledge of the violations. The complaint also seeks damages allegedly caused by alleged materially misleading statements and/or material omissions by three officers and five directors relating to allegedly known environmental violations in the Company’s proxy statements. The complaint seeks unspecified compensatory damages, unspecified punitive damages, attorneys’ fees and other costs, and equitable relief.

On September 11, 2017, a shareholder derivative lawsuit captioned Sehlmeyer v. Scholtes was filed against two of the Company’s officers and six of its directors in the District Court of Clark County, Nevada, asserting claims similar to those asserted in the Penn derivative suit. However, on October 11, 2017, the plaintiff amended his complaint, deleting the derivative claims and instead asserting putative class action claims against the Company, one of the Company’s officers, and seven of the Company’s directors arising out of the announcement that the Company had entered into the Merger Agreement under which it will be acquired by Cooke Inc. This suit purports to assert claims against one of the Company’s officers and seven of its directors for alleged breach of fiduciary duties. The complaint seeks relief for the officer’s and directors’ alleged failure to act in the shareholders’ best interests by failing to maximize shareholder value. The complaint seeks an injunction preventing the defendants from consummating the proposed merger, rescission of the proposed merger, attorneys’ fees and other costs, and other equitable relief.

On November 6, 2017, a shareholder class action captioned Franchi v. Omega Protein Corporation was filed in the United States District Court for the District of Nevada against the Company, one of the Company’s officers, and seven of the Company’s directors arising out of the announcement that the Company had entered into a merger agreement under which it will be acquired by Cooke Inc. This suit alleges that the preliminary proxy statement filed with the Securities and Exchange Commission on October 30, 2017 omits material information concerning the transaction and purports to assert claims under Section 14 (a) of the Securities Exchange Act.  The complaint seeks, inter alia, an injunction preventing the defendants from consummating the proposed merger.

Although the Company believes that the allegations in all of the above complaints are without merit and intends to defend such litigation vigorously, litigation is subject to inherent uncertainties and we are not able at this time to determine the outcome of these lawsuits or their potential liability, if any. It is possible that an adverse result in the litigation could have a material adverse effect on the Company’s business, reputation, results of operations and financial condition. In addition, defending the lawsuits may be costly and could require significant involvement of the Company’s senior management and divert management's attention from its business and operations.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Form 10-K for the fiscal year ended December 31, 2016, except as set forth below:

Risks Relating to the Cooke Merger

The transactions contemplated by the Merger Agreement are subject to conditions, including certain conditions that may not be satisfied, or completed on a timely basis, if at all. Failure to complete the transactions contemplated by the Merger Agreement, including the Merger, could have material and adverse effects on us. Completion of the Merger is subject to a number of conditions, including the approval by our stockholders of the Merger Agreement proposal, which make the completion and timing of the completion of the transactions contemplated by the Merger Agreement uncertain. Also, either Cooke or we may terminate the Merger Agreement if the Merger has not been consummated by February 11, 2018 (which date may be extended upon the written request of Cooke by up to 60 days in order to obtain MARAD approval, so long as all conditions to the Merger have been met, other than the condition relating to MARAD approval and any conditions which by their nature can only be satisfied at closing), except that this right to terminate the Merger Agreement will not be available to any party whose material breach of a representation, warranty, covenant or other agreement of such party under the Merger Agreement resulted in the failure of the transactions contemplated by the Merger Agreement to be consummated on or before that date.

OMEGA PROTEIN CORPORATION

If the transactions contemplated by the Merger Agreement are not completed, our ongoing business may be adversely affected and, without realizing any of the benefits of having completed the transactions contemplated by the Merger Agreement, we will be subject to a number of risks, including the following:

●

we will be required to pay costs relating to the transactions contemplated by the Merger Agreement, such as legal, accounting, financial advisory and printing fees, whether or not the transactions contemplated by the Merger Agreement are completed;

●

time and resources committed by our management to matters relating to the transactions contemplated by the Merger Agreement could otherwise have been devoted to pursuing other beneficial opportunities;

●

the market price of our common stock could decline to the extent that the current market price reflects a market assumption that the transactions contemplated by the Merger Agreement will be completed;

●

if the Merger Agreement is terminated and our board seeks another business combination, our stockholders cannot be certain that we will be able to find a party willing to enter into a transaction agreement on terms equivalent to or more attractive than the terms agreed to in the Merger Agreement; and

●	we may be required to pay Cooke a termination fee of $20 million if the Merger Agreement is terminated under certain circumstances.

The Merger Agreement contains provisions that limit our ability to pursue alternatives to the transactions contemplated by the Merger Agreement, could discourage a potential acquirer from making a favorable alternative proposal and, in specified circumstances, could require us to pay Cooke a termination fee of $20 million. The Merger Agreement contains certain provisions that restrict our ability to solicit, initiate or knowingly facilitate or encourage any competing proposal or inquiries or proposals that could reasonably be expected to lead to a competing proposal, engage in any discussions or negotiations with respect to a competing proposal or furnish any non-public information to any person in connection with a competing proposal. Further, even if our board changes, withholds, modifies, withdraws or qualifies its recommendation with respect to the Merger Agreement proposal, unless the Merger Agreement has been terminated in accordance with its terms, we will still be required to submit the Merger Agreement proposal to a vote at our special meeting. In addition, Cooke generally has an opportunity to offer to modify the terms of the transactions contemplated by the Merger Agreement in response to any third-party alternative transaction proposal before our board of directors may change, withhold, modify, withdraw or qualify its recommendation with respect to the Merger Agreement proposal. In some circumstances, upon termination of the Merger Agreement, we will be required to pay a termination fee of $20 million to Cooke.

These provisions could discourage a potential third-party acquirer or merger partner that might have an interest in acquiring all or a significant portion of us or pursuing an alternative transaction with us either from considering or proposing such a transaction, even if it were prepared to pay consideration with a higher per share price than the $22.00 merger consideration or might result in a potential third-party acquirer or merger partner proposing to pay a lower price to our stockholders than it might otherwise have proposed to pay because of the added expense of the $20 million termination fee that may become payable in certain circumstances.

We will be subject to business uncertainties while the Merger is pending, which could adversely affect our business. In connection with the pendency of the transactions contemplated by the Merger Agreement, it is possible that certain persons with whom we have a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationships with us as a result of the transactions contemplated by the Merger Agreement, which could negatively affect our revenues, earnings and cash flows, as well as the market price of our common stock, regardless of whether the Merger is completed.

Furthermore, uncertainty relating to the closing of the Merger may adversely affect our ability to attract and retain qualified personnel. Uncertainty relating to the closing of the Merger may increase the risk that we could experience higher than normal rates of attrition or that we experience increased difficulty in attracting qualified personnel or incur higher expenses to do so. High levels of attrition among the management and employee personnel necessary to operate our business or difficulties or increased expense incurred to replace any personnel who leave, could materially adversely affect our business or results of operations.

Under the terms of the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to the effective time of the Merger, which may adversely affect our ability to execute certain of our business strategies, including the ability in certain cases to enter into contracts, acquire or dispose of assets (including a transaction involving the Company’s human nutrition business), incur indebtedness or incur capital expenditures, as applicable. Such limitations could negatively affect our business and operations prior to the completion of the transactions contemplated by the Merger Agreement.

The Merger is subject to the receipt of approvals, consents or clearances from certain regulatory authorities that may impose conditions that could have an adverse effect on us or, if not obtained, could prevent completion of the transactions contemplated by the Merger Agreement. Completion of the Merger is conditioned upon the receipt of certain governmental approvals. Although each party has agreed to use its respective reasonable best efforts to obtain the requisite governmental approvals, there can be no assurance that these approvals will be obtained and that the other conditions to completing the Merger will be satisfied. In addition, the governmental authorities from which the regulatory approvals are required may impose conditions on the completion of the Merger or require changes to the terms of the Merger or other agreements to be entered into in connection with the Merger Agreement. Such conditions or changes and the process of obtaining regulatory approvals could have the effect of delaying or impeding consummation of the transaction or of imposing additional costs or limitations on us following completion of the Merger, any of which might have an adverse effect on us following completion of the Merger.

OMEGA PROTEIN CORPORATION

One of the conditions to consummating the Merger is that no injunction or other order prohibiting or otherwise preventing the consummation of the Merger shall have been issued by any court or governmental entity of competent jurisdiction. Consequently, if the Sehlmeyer lawsuit or the Franchi lawsuit referred to in Part II, Item 1. Legal Proceedings, or any other lawsuit that were to challenge the Merger, is successful in obtaining an injunction preventing the parties to the Merger Agreement from consummating the Merger, such injunction may prevent the Merger from being completed in the expected time frame, or at all.

Completion of the Merger will trigger change in control or other provisions in certain agreements to which we are a party. The completion of the transactions contemplated by the Merger Agreement will trigger change in control or other provisions in certain agreements to which we are a party. If we and Cooke are unable to negotiate waivers of such provisions, the counterparties may exercise their rights and remedies under the agreements, potentially terminating the agreements or seeking monetary damages. Even if we and Cooke are able to negotiate waivers, the counterparties may require a fee for such waivers or seek to renegotiate the agreements on terms less favorable to us.

Other Risk Factors

The Company and certain of its directors and officers have been named in class action and derivative lawsuits (including two lawsuits related to the Merger Agreement). These lawsuits seek various remedies, including unspecified compensatory damages, including interest thereon, attorney’s fees and other costs. For additional information on these lawsuits, see “Part II. Other Information – Item 1. Legal Proceedings” in this Form 10-Q.

Although the Company believes that the allegations in all of these lawsuits are without merit and intends to defend such litigation vigorously, litigation is subject to inherent uncertainties and we are not able at this time to determine the outcome of these lawsuits or their potential liability, if any. It is possible that an adverse result in the litigation could have a material adverse effect on the Company’s business, reputation, results of operations and financial condition. In addition, defending the lawsuits may be costly and could require significant involvement of the Company’s senior management and divert management's attention from its business and operations.

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

The Company believes that it has substantially ameliorated the impact of the H2B worker shortfall for the 2017 fishing season to date.

As previously disclosed in the Company’s current report on Form 8-K dated May 16, 2017, the Company has received a subpoena from the SEC in May 2017 requesting information relating to a Company subsidiary’s compliance with Title XI loan terms and information on the Company’s costs of sales and inventories. As previously disclosed, in December 2016, the Company received a subpoena from the SEC requesting information in connection with an investigation relating to a Company subsidiary’s compliance with its probation terms and the Company’s protection of whistleblower employees. As previously disclosed, in May 2017, the Company received another subpoena from the SEC seeking documents relating to its Title XI loans, including documents relating to the Company’s public disclosures that it was in compliance with all of the covenants in the loan agreements for such Title XI loans. The same SEC subpoena also called for the production of documents concerning the Company’s calculation of its cost of sales for fiscal years 2014 through 2016, and documents reflecting the Company’s accounting policies and procedures for inventories and cost of sales for fiscal years 2014 through 2016, including its methodologies for calculating and allocating direct and indirect costs. The Company has delivered responsive documents to the SEC in connection with the December 2016 subpoena and is in the process of responding to the May 2017 subpoena. The Company cannot predict the outcome of the investigation or the effect of the findings of the investigation on the Company, but it is possible that the foregoing matters could result in a material adverse effect on the Company’s business, reputation, results of operations and financial condition.

OMEGA PROTEIN CORPORATION

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

The Company’s share repurchase program may not enhance long-term stockholder value and share repurchases, if any, could increase the volatility of the price of the Company’s common stock and will diminish its cash reserves. In May 2016, the Company announced a share repurchase program of up to $40 million over the next 3 years. The timing and actual number of shares repurchased, if any, depend on a variety of factors including the timing of open trading windows, market and business conditions, stock price, applicable legal requirements and other factors. The Company can suspend or terminate the program at any time, and subject to applicable law, may also amend the terms of the program at any time. To date, the Company has not purchased any shares under the purchase criteria established for the share repurchase program. In February 2017, the Company suspended the repurchase of shares under the share repurchase program in connection with its previously announced strategic review of its human nutrition segment. In addition, pursuant to the Merger Agreement, the Company is restricted from repurchasing its shares of common stock in the open market while that agreement is in effect.

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

The Company cannot guarantee that it will continue to make dividend payments. Although the Company’s Board of Directors has recently initiated a quarterly cash dividend payable on the Company’s common stock, any determinations to continue to pay cash dividends will be based primarily upon the Company’s operating results, financial condition, capital requirements, available cash, general business conditions and such other factors that the Board of Directors deems relevant, including the Board of Directors’ continuing determination that the declaration of dividends is in the best interests of stockholders and is in compliance with all laws and agreements applicable to dividend payments. In addition, pursuant to the Merger Agreement, the Company has agreed that its regular quarterly dividends may not exceed $0.05 per share with declaration, record and payment dates consistent with past practice and that any dividend payable for the fourth quarter of 2017 will not have a record date prior to December 20, 2017.

OMEGA PROTEIN CORPORATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In January 2017, the Company’s Board of Directors established a dividend program under which the Company intends to pay a regular quarterly cash dividend to the holders of the Company’s common stock. On August 1, 2017, the Company’s Board of Directors declared a quarterly cash dividend of $0.05 per share to be paid on September 15, 2017 to shareholders of record as of the close of business on August 25, 2017. Prior to establishment of the dividend program, the Company had not declared any dividends on its common stock since it became a public company in April 1998. The Company currently expects to pay quarterly cash dividends on its common stock in the future, but such payments are subject to approval of the Company’s Board of Directors and are dependent upon the Company’s financial condition, results of operations, capital requirements and other factors, including those set forth under Item 1A - “Risk Factors” of this Report and Item 1A – “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016. In addition, pursuant to the Merger Agreement, the Company has agreed that its regularly quarterly dividends may not exceed $0.05 per share with declaration, record and payment dates consistent with past practice and that any dividend payable for the fourth quarter of 2017 will not have a record date prior to December 20, 2017. In addition, the terms of the Company’s Loan Agreement may restrict the payment of cash dividends on its common stock under certain circumstances. See “Item 7—Management’s Discussion and Analysis of Financial Conditional and Results of Operations—Liquidity and Capital Resources” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Any indentures for debt securities issued in the future, the terms of any preferred stock issued in the future and any credit agreements entered into in the future may also restrict or prohibit the payment of cash dividends on the Company’s common stock.

The following table sets forth information with respect to repurchases by the Company of its shares of Common Stock during the third quarter of 2017:

Period	Total number of shares repurchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
July 1 - July 31, 2017	—	—	—	—
August 1 - August 31, 2017	323	$15.80	—	—
September 1 - September 30, 2017	—	—	—	—
Third Quarter 2017	323	$15.80	—	—

_______________________

(1)	During the third quarter of 2017, all repurchased shares related to stock received by the Company for the payment of withholding taxes due on vesting of restricted stock awards.

(2)

In May 2016, the Company announced a share repurchase program of up to $40 million over the next 3 years. To date, the Company has not purchased any shares under the purchase criteria established for the share repurchase program, and in February 2017 the Company suspended the purchase of shares under its share repurchase program in connection with its previously announced strategic review of its human nutrition segment. In addition, pursuant to the Merger Agreement, the Company is restricted from repurchasing its shares of common stock on the open market while the Merger Agreement is in effect.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

OMEGA PROTEIN CORPORATION

Item 6. Exhibits

Exhibit No.	Description of Exhibit
2.1*

Agreement and Plan of Merger by and among Omega Protein Corporation, Cooke Inc. and Alpha MergerSub, Inc., dated as of October 5, 2017 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 6, 2017).

10.1*

Purchase and Sale Agreement by and among Omega Protein Corporation and Alpha VesselCo Holdings, Inc., dated as of October 5, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 6, 2017).

10.2	Employment Agreement Amendment of Montgomery C. Deihl (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on October 6, 2017).

10.3	Employment Agreement Amendment of Dr. Mark E. Griffin (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on October 6, 2017).

10.4	Employment Agreement Amendment of Andrew C. Johannesen (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on October 6, 2017).

10.5	Employment Agreement Amendment of Mark A. Livingston (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on October 6, 2017).

10.6	Employment Agreement Amendment of Bret D. Scholtes (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Commission on October 6, 2017).

31.1	Rule 13a-14(a)/15d-14(a) Certification for Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification for Chief Financial Officer.

32.1	Section 1350 Certification for Chief Executive Officer.

32.2	Section 1350 Certification for Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Definition Linkbase Document.

* Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplementally copies of any of the omitted schedules or exhibits upon request by the U.S. Securities and Exchange Commission; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedules or exhibits so furnished.

OMEGA PROTEIN CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMEGA PROTEIN CORPORATION
(Registrant)

November 8, 2017	By:	/s/ Andrew C. Johannesen
Andrew C. Johannesen
Executive Vice President and Chief Financial Officer